Form 10-Q
period 1995-10-01
EMULEX CORP /DE/
filed 1995-11-02
CIK 350917

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                              _____________________
(Mark One)
   [X]                   Quarterly Report Pursuant to
                          Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 1995

                                       OR

   [ ]                   Transition Report Pursuant to
                          Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                          COMMISSION FILE NO. 0-11007



                               EMULEX CORPORATION
             (Exact name of registrant as specified in its charter)


          DELAWARE                                       51-0300558
(State or other jurisdiction                          (I.R.S Employer
of incorporation or organization)                     Identification No.)

       3535 HARBOR BOULEVARD
       COSTA MESA, CALIFORNIA                                92626
(Address of principal executive offices)                   (Zip Code)


                                 (714) 662-5600
              (Registrant's telephone number, including area code)

                              ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.             Yes  X    No
                                                         -----     -----

As of October 26, 1995, the registrant had 5,934,903 shares of common stock outstanding.





================================================================================

                      EMULEX CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                                                     PAGE
                                                                                                     ----
Part I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
   October 1, 1995 and July 2, 1995                                                                   2

Condensed Consolidated Statements of Operations
   Three months ended October 1, 1995
   and October 2, 1994                                                                                3

Condensed Consolidated Statements of Cash Flows
   Three months ended October 1, 1995
   and October 2, 1994                                                                                4

Notes to Condensed Consolidated Financial Statements                                                  5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                                6


Part II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                                             8

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                      EMULEX CORPORATION AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                       (in thousands, except share data)
                                  (unaudited)

                                                                          October 1,                July 2,
Assets                                                                       1995                    1995
------                                                                    ----------               --------
Current assets:
  Cash and cash equivalents                                                 $ 6,237                 $10,308
  Accounts and notes receivable, net                                          8,073                  12,896
  Inventories, net                                                           15,158                  14,261
  Prepaid expenses                                                            1,668                   1,199
  Income tax receivable                                                         273                     350
                                                                            -------                 -------
      Total current assets                                                   31,409                  39,014

Property, plant and equipment, net                                            8,321                   8,451
Other assets                                                                     78                      85
                                                                            -------                 -------
                                                                            $39,808                 $47,550
                                                                            =======                 =======
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Current installments of capitalized
    lease obligations                                                       $   245                 $   243
  Accounts payable                                                            4,786                   8,371
  Accrued liabilities                                                         4,795                   5,282
  Net liabilities - discontinued operations                                       7                      74
                                                                            -------                 -------
      Total current liabilities                                               9,833                  13,970

Capitalized lease obligations,
  excluding current installments                                                191                     253
Deferred income taxes                                                         2,262                   2,649

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares
    authorized, none issued; 150,000 shares designated as
    Series A Junior Participating, $.01 par value; none issued                    -                       -
  Common stock, $.20 par value; 20,000,000 shares
    authorized; 5,929,883 and 5,860,923 issued
    and outstanding at October 1, 1995 and
    July 2, 1995, respectively                                                1,186                   1,172
  Additional paid-in capital                                                  6,325                   6,014
  Retained earnings                                                          20,011                  23,492
                                                                            -------                 -------
      Total stockholders' equity                                             27,522                  30,678
                                                                            -------                 -------
                                                                            $39,808                 $47,550
                                                                            =======                 =======

See accompanying notes to condensed consolidated financial statements.

                      EMULEX CORPORATION AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                     (in thousands, except per share data)
                                  (unaudited)


                                                                                  Three Months Ended
                                                                        ------------------------------------
                                                                         October 1,               October 2,
                                                                           1995                     1994
                                                                        ----------                ----------
Net revenues                                                             $ 10,448                  $18,511
Cost of sales                                                               7,154                   10,981
                                                                         --------                  -------
   Gross profit                                                             3,294                    7,530

Operating expenses:
   Engineering and development                                              3,043                    2,548
   Selling and marketing                                                    2,973                    2,848
   General and administrative                                               1,236                    1,404
   Amortization of goodwill                                                     -                       84
                                                                         --------                  -------
     Total operating expenses                                               7,252                    6,884
                                                                         --------                  -------

     Operating income (loss)                                               (3,958)                     646

Nonoperating income                                                            90                       97
                                                                         --------                  -------

     Income (loss) before income taxes                                    (3,868)                      743

Provision for (benefit from) income taxes                                   (387)                       74
                                                                         -------                   -------

Net income (loss)                                                        $(3,481)                  $   669
                                                                         =======                   =======

Net income (loss) per common
  and common equivalent share                                            $ (0.59)                  $  0.11
                                                                         =======                   =======

Weighted average number of common
  and common equivalent shares                                             5,898                     5,975
                                                                         =======                   =======




See accompanying notes to condensed consolidated financial statements.

                      EMULEX CORPORATION AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (unaudited)


                                                                                   Three Months Ended
                                                                               ------------------------------
Continuing Operations                                                          October 1,          October 2,
---------------------                                                            1995                1994
                                                                               ---------           ---------
Cash flows from operating activities:
-------------------------------------
Income (loss) from continuing operations                                        $(3,481)             $  669
   Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in)
     operating activities:
         Depreciation and amortization                                              541                 792
         Loss on disposal of property, plant and equipment                           16                  15
         Provision for doubtful accounts                                             22                  38

   Change in assets and liabilities:
         Accounts receivable                                                      4,801              (1,553)
         Inventories                                                               (897)                224
         Accounts payable                                                        (3,585)                977
         Accrued liabilities                                                       (487)                132
         Income tax receivable                                                       77                  14
         Deferred income taxes                                                     (387)                 75
         Deferred income                                                              -                  (1)
         Prepaid expenses and other assets                                         (462)                (98)
                                                                                -------             -------

         Net cash provided by (used in) operating activities                     (3,842)              1,284
                                                                                -------             -------
Cash flows from investing activities
------------------------------------
Proceeds from sale of property, plant and equipment                                 124                   2
Additions to property, plant and equipment                                         (551)               (566)
                                                                                -------             -------

         Net cash used in investing activities                                     (427)               (564)
                                                                                -------             -------

Cash flows from financing activities
------------------------------------
Principal payments under capital leases                                             (60)                (78)
Proceeds from issuance of common stock                                              325                 228
                                                                                -------             -------

         Net cash provided by financing activities                                  265                 150
                                                                                -------             -------

Net cash provided by (used in) continuing operations                             (4,004)                870

Net cash used in discontinued operations                                            (67)                (57)
                                                                                -------             -------

Net increase (decrease) in cash and cash equivalents                             (4,071)                813

Cash and cash equivalents at beginning of period                                 10,308               6,772
                                                                                -------             -------

Cash and cash equivalents at end of period                                      $ 6,237             $ 7,585
                                                                                =======             =======

Supplemental disclosures:
-------------------------
Cash paid during the period (related to continuing
   and discontinued operations) for:
         Interest                                                               $     5             $     8
         Income taxes                                                                32                   1

See accompanying notes to condensed consolidated financial statements.

                      EMULEX CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

1. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the financial position as of October 1, 1995 and July 2, 1995, and the results of operations for the three months ended October 1, 1995 and October 2, 1994. References to amounts are in thousands, except share data, unless otherwise specified.

2.   Inventories

     Inventories, net, are summarized as follows:

                                          October 1,               July 2,
                                            1995                    1995
                                          ---------                -------
             Raw materials                 $ 7,068                 $ 9,223
             Work in process                 2,376                   2,036
             Finished goods                  5,714                   3,002
                                           -------                 -------
                                           $15,158                 $14,261
                                           =======                 =======

3.   Net Income (Loss) per Share

     Net income (loss) per common and common equivalent share was computed based on the weighted average number of common and common equivalent shares outstanding during the periods presented (5,898,000 for the quarter ended October 1, 1995). The Company has granted certain stock options which have been treated as common share equivalents in computing both primary and fully diluted income per share. Common stock equivalents have been excluded from the calculation of both primary and fully diluted loss per share for the three months ended October 1, 1995, as the effect would have been antidilutive. The primary and fully diluted income
     (loss) per share computations are approximately the same.

Part I.  Item 2.

                      EMULEX CORPORATION AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

The following table sets forth the percentage of net revenues represented by selected items from the Condensed Consolidated Statements of Operations. This table should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere herein.


                                                 Percentage of Net Revenues
                                                 For the Three Months Ended:
                                               -------------------------------
                                               October 1,           October 2,
                                                 1995                 1994
                                               ---------            ---------
Net revenues                                    100.0%                100.0%
Cost of sales                                    68.5                  59.3
                                                -----                 -----
    Gross profit                                 31.5                  40.7

Operating expenses:
  Engineering and development                    29.1                  13.8
  Selling and marketing                          28.5                  15.4
  General and administrative                     11.8                   7.6
  Amortization of goodwill                         -                    0.4
                                                -----                 -----
      Total operating expenses                   69.4                  37.2
                                                -----                 -----

      Operating income (loss)                   (37.9)                  3.5

Nonoperating income                               0.9                   0.5
                                                -----                 -----

  Income (loss) before income taxes             (37.0)                  4.0

Provision for (benefit from) income taxes       ( 3.7)                  0.4
                                                -----                 -----

   Net income (loss)                            (33.3)%                 3.6%
                                                =====                 =====


NET REVENUES

Net revenues for the quarter ended October 1, 1995 decreased $8,063, or 43.6 percent, from the comparable quarter a year earlier. This decrease in net revenues resulted primarily from lower sales to original equipment manufacturers (OEMs), which were approximately $2,100 in the first quarter of the current year, down approximately $9,200, or 81.4 percent, from the level recorded in the first quarter a year earlier. This decline in OEM revenues is primarily attributable to a combined $7,400 reduction in sales to Xerox, Cisco Systems and Reuters. In the quarter a year earlier, the Company shipped Xerox a large initial stocking order of printer servers, whereas shipments to Xerox in the first quarter of the current year were negligible. The Company has received orders for delivery in the second quarter for Xerox's next generation of printer servers. Additionally, one product reached the end of its life cycle with Cisco Systems, and sales to Reuters declined because Reuters completed a modernization program involving Emulex's intelligent wide area network (WAN) adapters earlier than anticipated in European markets. While Emulex believes that it will be asked to participate in Reuters' future WAN applications in other geographic regions, there can be no assurance that any such business will, in fact, be awarded to Emulex.

From a product line perspective, compared to the quarter a year earlier printer server revenues declined $4,832, or 58.8 percent, network access revenues declined $4,678, or 50.6 percent, and other miscellaneous product line revenues declined $157, or 14.9 percent. Partially offsetting these decreases were $132 of revenues generated by the Company's emerging Fibre Channel products and $1,472 from the sale of certain components that had been engineered out of the Company's products.


GROSS PROFIT

The gross profit percentage for the first quarter of the current year was 31.5 percent compared to 40.7 percent in the same period a year earlier. This decrease in gross profit percentage is primarily attributable to lower absorption of manufacturing overhead due to the lower level of activity experienced in the first quarter of the current year.


OPERATING EXPENSES

Operating expenses for the quarter ended October 1, 1995 increased by $368, or
5.3 percent, in comparison to the comparable quarter a year earlier. Engineering and development expenses increased $495, or 19.4 percent, over the prior year as the Company continued to support its new product development programs. Sales and marketing expenses increased $125, or 4.4 percent, compared to the quarter a year earlier as personnel was added in key areas. General and administrative expenses declined $168, or 12.0 percent, as the result of selective reductions in administrative staff. In the fourth quarter of fiscal 1995, the Company wrote off all of its goodwill and other intangible assets. As a result, amortization of goodwill, which was $84 in the first quarter of fiscal 1995, was $0 in the first quarter of fiscal 1996.


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its recent working capital needs and capital expenditure requirements from internally generated funds, facilities leases and equipment leases. At October 1, 1995, the Company had cash and cash equivalents of $6,237, down $4,071 from July 2, 1995.

The Company has an unsecured domestic line of credit of up to $5,000 with Silicon Valley Bank. There were no borrowings under the domestic line of credit at October 1, 1995.

The Company believes that its existing cash balances, facilities and equipment leases, anticipated cash flows from operating activities and its line of credit should be sufficient to satisfy its operating and capital expenditure requirements for the foreseeable future.


POTENTIAL FLUCTUATION IN FINANCIAL RESULTS

Most of the Company's customers order products for immediate delivery and, therefore, a substantial amount of the Company's net sales in each quarter results from orders booked that quarter. Accordingly, the Company's quarterly net sales and operating results may vary significantly as a result of, among other things, the volume and timing of orders received during a quarter, variations in product or channel sales mix (which may not indicate a trend), increased competition, announcements or introductions of new products by the Company or its competitors, changes in costs of components, delays in production schedules and changes in economic or other conditions affecting customers or end users of the Company's products. Accordingly, the Company's historical financial performance is not necessarily a meaningful indicator of future results and, in general, management expects that the Company's financial results may vary from period to period.

PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

        27  Financial Data Schedule.

(b) The registrant has not filed any reports on Form 8-K during the period for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  October 27, 1995



                               EMULEX CORPORATION



                               By:  /s/  Paul F. Folino
                                  -------------------------------------
                                  Paul F. Folino
                                  President and Chief Executive Officer





                               By:  /s/  Walter J. McBride
                                  -------------------------------------
                                  Walter J. McBride
                                  Senior Vice President & Chief
                                  Financial Officer (Principal
                                  Financial & Chief Accounting
                                  Officer)