Form 10-Q
period 1995-12-31
EMULEX CORP /DE/
filed 1996-02-08
CIK 350917

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                             ---------------------
(Mark One)

   /X/       Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

                                       OR

   / /      Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

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

                    ---------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

As of February 5, 1996, the registrant had 5,940,939 shares of common stock outstanding.

                      EMULEX CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                         PAGE
                                                                         ----
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
   December 31, 1995 and July 2, 1995                                      2

Condensed Consolidated Statements of Operations
   Three and six months ended December 31, 1995
   and January 1, 1995                                                     3

Condensed Consolidated Statements of Cash Flows
   Six months ended December 31, 1995 and January 1, 1995                  4

Notes to Condensed Consolidated Financial Statements                       5

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                6


Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  11

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                      EMULEX CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                       (in thousands, except share data)
                                  (unaudited)

                                                                                 December 31,           July 2,
                                                                                     1995                1995
                                                                                -------------          ---------
Assets

Current assets:
     Cash and cash equivalents........................................           $  3,943              $  10,308
     Accounts and notes receivable, net...............................              9,014                 12,896
     Inventories, net.................................................             14,438                 14,261
     Prepaid expenses and other assets................................              1,809                  1,549
                                                                                 --------              ---------
         Total current assets                                                      29,204                 39,014

Property, plant and equipment, net....................................              8,108                  8,451
Other assets..........................................................                462                     85
                                                                                 --------              ---------

                                                                                 $ 37,774              $  47,550
                                                                                 ========              =========

Liabilities and Stockholders' Equity

Current liabilities:
     Current installments of capitalized lease obligations                            240                    243
     Accounts payable.................................................           $  5,192              $   8,371
     Accrued liabilities..............................................              4,902                  5,356
                                                                                 --------              ---------
         Total current liabilities....................................             10,334                 13,970

Capitalized lease obligations, excluding
     current installments.............................................                136                    253
Deferred income taxes.................................................              2,649                  2,649

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares
         authorized, none issued; 150,000 shares designated as
         Series A Junior Participating, $.01 par value; none issued...                  -                      -
     Common stock, $.20 par value; 20,000,000 shares
         authorized; 5,940,220 and 5,860,923 issued  and
         outstanding at December 31, 1995 and July 2, 1995,
         respectively.................................................              1,188                  1,172
     Additional paid-in capital.......................................              6,372                  6,014
     Retained earnings................................................             17,095                 23,492
                                                                                 --------               --------

Total stockholders' equity............................................             24,655                 30,678
                                                                                 --------               --------

                                                                                 $ 37,774              $  47,550
                                                                                 ========               ========


See accompanying notes to condensed consolidated financial statements.

                      EMULEX CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                     (in thousands, except per share data)
                                  (unaudited)

                                                                Three Months Ended                 Six Months Ended
                                                           -----------------------------       ---------------------------
                                                           December 31,      January 1,        December 31,     January 1,
                                                               1995             1995               1995            1995
                                                           ------------     ------------       ------------    -----------
Net revenues......................................           $   12,672     $   18,277         $   23,120      $   36,788
Cost of sales.....................................                8,648         10,518             15,802          21,499
                                                              ---------      ---------          ---------       ---------
     Gross profit.................................                4,024          7,759              7,318          15,289

Operating expenses:
     Engineering and development                                  2,897          2,524              5,940           5,072
     Selling and marketing                                        2,842          2,909              5,815           5,757
     General and administrative                                   1,240          1,432              2,476           2,836
     Amortization of goodwill.....................                    -             84                  -             168
                                                              ---------      ---------          ---------       ---------
         Total operating expenses.................                6,979          6,949             14,231          13,833
                                                              ---------      ---------          ---------       ---------

         Operating income (loss)..................               (2,955)           810             (6,913)          1,456

Nonoperating income...............................                   39            630                129             727
                                                              ---------      ---------          ---------       ---------

         Income (loss) before income taxes........               (2,916)         1,440             (6,784)          2,183

Provision for (benefit from) income taxes.........                    -            144               (387)            218
                                                              ---------      ---------          ---------       ---------

     Net income (loss)............................           $   (2,916)    $    1,296         $   (6,397)     $    1,965
                                                              =========      =========          =========       =========

Net income (loss) per common and
     common equivalent share......................           $   (0.49)     $     0.21         $    (1.08)     $     0.32
                                                              ========       =========          =========       =========

Weighted average number of common
     and common equivalent shares.................                5,936          6,124              5,917           6,049
                                                              =========      =========          =========       =========



See accompanying notes to condensed consolidated financial statements.

                      EMULEX CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (unaudited)

                                                                                   Six Months Ended
                                                                          December 31,         January 1,
                                                                              1995                1995
                                                                          ------------         ----------
Continuing Operations
     Cash flows from operating activities:
     Income (loss) from continuing operations..........................   $ (6,397)            $  1,965
         Adjustments to reconcile net income (loss) from
           continuing operations to net cash provided by (used in)
           operating activities:
             Depreciation and amortization ............................      1,144                1,562
             Loss on disposal of property, plant and equipment.........         49                  130
             Provision for doubtful accounts...........................         50                   31


             Changes in assets and liabilities:
                Accounts receivable....................................      3,832               (1,497)
                Inventories............................................       (177)               2,054
                Accounts payable.......................................     (3,179)                 (82)
                Accrued liabilities....................................       (380)                 221
                Income tax receivable..................................        (19)                  59
                Long term deferred tax asset...........................       (387)                  -
                Deferred income taxes..................................         -                 1,702
                Deferred income........................................         -                    (1)
                Prepaid expenses and other assets......................       (231)                (125)
                                                                          --------             --------
             Net cash provided by (used in) operating activities.......     (5,695)               6,019
                                                                          --------             --------

     Cash flows from investing activities:
     Net proceeds from sale of property, plant and equipment...........        254                    4
     Additions to property, plant and equipment........................     (1,104)              (1,137)
                                                                          --------             --------

             Net cash used in investing activities.....................       (850)              (1,133)
                                                                          --------             --------

     Cash flows from financing activities:
     Principal payments under capital leases...........................       (120)                (141)
     Proceeds from issuance of common stock............................        374                  505
                                                                          --------             --------

             Net cash provided by financing activities.................        254                  364
                                                                          --------             --------

Net cash provided by (used in) continuing operations...................     (6,291)               5,250

Net cash used in discontinued operations...............................        (74)                (182)
                                                                          --------             --------

Net increase (decrease) in cash and cash equivalents...................     (6,365)               5,068

Cash and cash equivalents at beginning of period.......................     10,308                6,772
                                                                          --------             --------
Cash and cash equivalents at end of period.............................   $  3,943             $ 11,840
                                                                          ========             ========


Supplemental disclosures:
Cash paid during the period (related to continuing and
   discontinued operations) for:
     Interest .........................................................   $     23             $     15
     Income taxes......................................................        128                    2



See accompanying notes to condensed consolidated financial statements.

                      EMULEX CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

1. In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the financial position as of December 31, 1995 and July 2, 1995, and the results of operations for the three and six months ended December 31, 1995 and January 1, 1995 and the statements of cash flows for the six months then ended. Interim results for the three and six months ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996. References to dollar amounts are in thousands, unless otherwise specified.

2.   Inventories

     Inventories, net, are summarized as follows:


                               December 31,               July 2,
                                  1995                      1995
                               ------------              --------
      Raw materials            $   6,049                 $  9,223
      Work in process              2,566                    2,036
      Finished goods               5,823                    3,002
                               ---------                 --------
                               $  14,438                 $ 14,261
                               =========                 ========


3.   Net Income (Loss) per Share

     Net income (loss) per common and common equivalent share was computed based on the weighted average number of common and common equivalent shares outstanding during the periods presented. The Company has granted certain stock options which have been treated as common share equivalents in computing both primary and fully diluted income per share. Common share equivalents have been excluded from the calculation of both primary and fully diluted loss per share for the three and six months ended December 31, 1995, as the effect would have been antidilutive. The primary and fully diluted income (loss) per share computations are approximately the same.

Part I.  Item 2.

                      EMULEX CORPORATION AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                 (in thousands)

                             RESULTS OF OPERATIONS

The following table sets forth selected items from the Condensed Consolidated Statements of Operations. This table should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere herein.

                                                       Percentage of Net Revenue           Percentage of Net Revenue
                                                      For the Three Months Ended            For the Six Months Ended
                                                     ----------------------------         ---------------------------
                                                     December 31,      January 1,         December 31,     January 1,
                                                         1995             1995                1995            1995
                                                     ------------      ----------         ------------     ----------
Net revenues...................................           100.0%         100.0%               100.0%          100.0%
Cost of sales..................................            68.2           57.5                 68.3            58.4
                                                         ------         ------               ------          ------
     Gross profit..............................            31.8           42.5                 31.7            41.6

Operating expenses:
     Engineering and development...............            22.9           13.8                 25.7            13.8
     Selling and marketing.....................            22.4           15.9                 25.2            15.6
     General and administrative................             9.8            7.9                 10.7             7.7
     Amortization of goodwill..................               -            0.5                    -             0.5
                                                         ------         ------               ------          ------
         Total operating expenses..............            55.1           38.1                 61.6            37.6
                                                         ------         ------               ------          ------

         Operating income (loss)...............          (23.3)            4.4                (29.9)            4.0

Nonoperating income............................             0.3            3.5                  0.6             1.9
                                                         ------         ------               ------          ------

         Income (loss) before income taxes.....           (23.0)           7.9                (29.3)            5.9

Provision for (benefit from) income taxes......               -            0.8                 (1.6)            0.6
                                                         ------         ------               ------          ------

     Net income (loss).........................           (23.0)%          7.1%               (27.7)%          5.3%
                                                         ======         ======               ======          =====


NET REVENUES

Net revenues for the three and six month periods ended December 31, 1995 were $12,672 and $23,120, respectively, as compared to $18,277 and $36,788 for the same periods last fiscal year. These amounts represent a decrease in net revenues compared to the prior year of $5,605, or 31 percent, for the three month period and $13,668, or 37 percent, for the six month period. These decreases in net revenues are primarily attributable to lower sales to original equipment manufacturers (OEMs), which declined from the levels recorded in the comparable periods a year ago by $5,475, or 56 percent, for the three month period and by $14,665, or 69 percent, for the six month period. The lower level of OEM sales resulted primarily from a collective $5,911, or 78 percent, reduction in second quarter shipments to Xerox, Cisco Systems and Reuters when compared to the second quarter a year earlier and a $13,349 reduction in shipments to these same three customers for the six month period when compared to the six month period of fiscal 1995. While Xerox took delivery of their new generation of printer servers during the second quarter of the current year, volumes were lower than a year earlier for the previous generation of printer servers. Additionally, one product reached the end of its life cycle with Cisco Systems in the fourth quarter of last fiscal year and, as anticipated, shipments of that product have stopped. Sales to Reuters declined from the levels recorded in the three and six month periods a year earlier due to the completion of certain of Reuters' modernization projects in Europe. While Emulex believes that it will be asked to participate in Reuters's future WAN applications in other geographic regions, there can be no assurance that any such business will, in fact, be awarded to Emulex.

From a product line perspective, when compared to the prior year, network access revenues for the three and six month periods ended December 31, 1995 declined by $4,323, or 44 percent, and $9,001, or 47 percent, respectively, and printer server revenues declined by $1,792, or 23 percent, and $6,624, or 41 percent, respectively. The Company's emerging Fibre Channel product line contributed revenues of $209 and $341 for the three and six month periods ended December 31, 1995. There were no shipments of Fibre Channel products in the same periods a year earlier. For the three and six month periods ended December 31, 1995 other product lines increased by $301, or 55 percent and by $143, or 9 percent, respectively when compared to the comparable periods. Additionally, in the first quarter of fiscal 1996, the Company sold $1,472 of memory devices that had been engineered out of certain products.

GROSS PROFIT

Gross profit for the three and six month periods ended December 31, 1995 was
31.8 percent and 31.7 percent of net revenues, respectively, compared to 42.5 percent and 41.6 percent in the same periods in the prior fiscal year. The decreases in gross profit percentages from the levels recorded a year earlier are primarily due to a lower absorption of manufacturing overhead in the current fiscal year which resulted from the lower level of production activity.

OPERATING EXPENSES

During the three and six month periods ended December 31, 1995, total operating expenses increased by $30 and $398, respectively, when compared to the comparable periods in the prior fiscal year. Engineering and development expenses for the three and six month periods ended December 31, 1995 increased in comparison to the prior fiscal year by $373, or 15 percent, and $868, or 17 percent, respectively. These increases in the current year reflect the Company's continuing support for new product development programs despite the decline in net revenues. Selling and marketing expenses were essentially flat, decreasing by $67, or 2 percent, in the three month period ended December 3, 1995 and increasing by $58, or 1 percent, for the six month period when compared to the same periods in the prior year. General and administrative expenses declined in comparison to a year earlier by $192, or 13 percent, for the three month period and by $360, or 13 percent, for the six month period. These decreases resulted from reductions in administrative staff and other cost control measures that were implemented in the current fiscal year. Amortization of goodwill was $0 for the three and six month periods ended December 31, 1995 compared to $84 and $168 in the same periods a year earlier. This decrease in amortization of goodwill is due to the write off of goodwill and other intangible assets in the fourth quarter of the prior fiscal year.

NONOPERATING INCOME

During the three and six month periods ended December 31, 1995, nonoperating income decreased by $591, or 94 percent, and $598, or 82 percent, respectively, when compared to the same periods a year earlier. These decreases for the three and six month periods are primarily due to $538 of nonrecurring interest income associated with a tax refund that was recognized in the second quarter of the prior fiscal year.

                        LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased by $6,365 during the first six months of fiscal 1996 to $3,943. This decrease in available cash balances since July 2, 1995 resulted primarily from the net loss experienced in the first six months of the current year. Operating activities used $5,695 of cash in the six month period ended December 31, 1995, compared to providing $6,019 of cash in the same period a year earlier. Investing activities, which were limited to the acquisition and disposition of property and equipment, used $850 of cash in the first half of the current fiscal year compared to using $1,133 in the comparable period a year ago. Financing activities, which were limited to payments under capital lease obligations and proceeds from the exercise of employee stock options, provided $254 of cash during the first six months of fiscal 1996 compared to providing $364 of cash for the same period last fiscal year. Discontinued operations used $74 of cash in the first half of fiscal 1996 compared to using $182 of cash in the same period a year ago.

In addition to its cash balances, the Company has a line of credit of up to $5,000 with Silicon Valley Bank. There were no borrowings under the line of credit during the first six months of fiscal 1996. Under the terms of the line of credit, the Company is required to grant Silicon Valley Bank a security interest in its accounts receivable, inventories, equipment and other property upon any borrowing. The line of credit with Silicon Valley Bank requires the Company to satisfy certain financial and other covenants and conditions, including prescribed levels of tangible net worth, profitability and liquidity. In the event the Company fails to comply with any financial or other covenant in its loan agreement with Silicon Valley Bank, the line of credit could become unavailable to the Company. In addition, after borrowings have been made under the line of credit a failure to satisfy such covenants would constitute an event of default, giving rise to the various remedies available to a secured lender. There can be no assurance that the line of credit will continue to be available to meet the Company's liquidity requirements. The Company anticipates that borrowings under the line of credit will be required during the last six months of fiscal 1996.

The Company believes that its existing cash balances, facilities and equipment leases, anticipated cash flows from operating activities and borrowings under its line of credit will be sufficient to support its working capital needs and capital expenditure requirements for the next twelve months. However, the Company has recently experienced reductions in revenue levels and significant losses from operations. The Company's ability to meet its future liquidity requirements is dependent upon its ability to operate profitably or, in the absence thereof, to draw on its line of credit and to arrange additional financing. If the Company were to continue to experience losses, additional debt or equity financing would be required within six to nine months. While the Company expects to return to profitability, there can be no assurances that revenues will return to the levels experienced in the prior fiscal year or that the Company would be profitable at such revenue levels. Furthermore, there can be no assurances that future requirements to fund operations will not require the Company to draw on its line of credit and seek additional financing, or that such line of credit or additional financing will be available on terms favorable to the Company and its stockholders, or at all.

                     BUSINESS ENVIRONMENT AND RISK FACTORS

RAPID TECHNOLOGICAL CHANGE AND NEW PRODUCT DEVELOPMENT

The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards and frequent introductions of new products and enhancements. The Company believes that its future success will depend in large part on its ability to enhance its existing products and to introduce new products on a timely basis to meet changes in customer preferences, emerging technologies and evolving industry standards. There can be no assurance that the Company will be successful in developing, manufacturing and marketing new products or product enhancements that respond to technological changes or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or that its new products will adequately meet the requirements of the marketplace and achieve market acceptance. Nor can there be any assurance that the Company will be able to develop or license from third parties the underlying core technologies necessary for new products and enhancements. Additionally, there can be no assurance that services, products or technologies developed by others will not render the Company's products or technologies uncompetitive or obsolete. If the Company is unable, for technological or other reasons, to develop new products or enhancements of existing products in a timely manner in response to changing market conditions or customer preferences, the Company's business, results of operations and financial condition could be materially and adversely affected.

RELIANCE ON OEMS, DISTRIBUTORS AND KEY CUSTOMERS

The Company's agreements with distributors and OEMs are typically non-exclusive and in many cases may be terminated by either party without cause, and many of the Company's distributors and OEMs carry, or have ready access to, competing product lines. Therefore, there can be no assurance that any distributor or OEM will continue to purchase the Company's products. The loss of or decline in sales to important distributors or OEMs has in the past and would in the future adversely affect the Company's business, results of operations and financial condition.

EARLY STAGE OF THE FIBRE CHANNEL MARKET

The Company has invested and continues to invest substantially in the engineering of products to address the Fibre Channel market, which is at an early stage of development. For the first six months of fiscal 1996, approximately 30 percent of the Company's engineering and development expenditures have been invested in Fibre Channel designs. There can be no assurance that the Fibre Channel market will continue to expand or that the Company's investment in Fibre Channel will achieve a profitable return.

COMPETITION

The markets for the Company's products are highly competitive and are characterized by rapid technological advances, price erosion, frequent new product introductions and evolving industry standards. The industry consists of major domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources than the Company, as well as emerging companies attempting to obtain a share of the existing market. The Company's competitors continue to introduce products with improved performance characteristics, and the Company will have to do the same to remain competitive. The Company operates in a volatile and dynamic market, and more aggressive market and product positioning by certain competitors could have a material adverse effect on the Company's business, results of operations and financial position.

RELIANCE ON THIRD PARTY SUPPLIERS

The Company's manufacturing process requires components supplied by outside suppliers, some of which the Company obtains from single sources. There can be no assurance that in the future the Company's suppliers will be able to meet the Company's demand for such components in a timely and cost effective manner. The Company's operating results and customer relationships could be adversely affected by either an increase in prices for, or an interruption or reduction in the supply of, any key components.

DEPENDENCE OF KEY PERSONNEL

The Company's success depends to a significant degree on the performance and continued service of its senior management and certain key employees. Competition for such highly skilled employees with technical, management, marketing, sales product development and other specialized skills is intense, and there can be no assurance that the Company will be successful in recruiting and retaining such personnel. In addition, there can be no assurance that employees will not leave the Company and, after leaving, compete against the Company. The loss of key management, technical and sales personnel could have a materially adverse effect on the Company's business, financial condition and operating results.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

Because the Company generally ships products within a short period after receipt of an order, the Company typically does not have a material backlog of unfilled orders, and revenues in any quarter are substantially dependent on orders booked in that quarter. Typically the Company generates a large percentage of its quarterly revenues in the last month of the quarter. Adding further to the variability of sales are certain large OEM customers that tend to order sporadically and in large amounts. A small variation in the timing of orders is likely to adversely and disproportionately affect the Company's quarterly results of operations as the Company's expense levels are based, in part, on its expectations of future sales and only a small portion of the Company's expenses vary directly with its sales. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of demand in relation to the Company's quarterly expectations or any material delay of customer orders could have an immediate and adverse impact on the Company's quarterly results of operations and financial condition.

POSSIBLE VOLATILITY OF STOCK PRICE

As is the case with many technology based companies, the market price of the Company's common stock has been, and is likely to continue to be, extremely volatile. Factors such as new product introductions by the Company or its competitors, fluctuations in the Company's quarterly operating results, the gain or loss of significant contracts, pricing pressures and general conditions in the computer market, and general events and circumstances beyond the Company's control may have a significant impact on the market price of the Company's common stock. In addition, the stock market recently has experienced significant price and volume fluctuations which have particularly affected the market price for many high technology companies like the Company.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on November 16, 1995. The following members were elected to the Company's Board of Directors to hold office for the ensuing year:


Nominee                    In Favor            Withheld
-------                    --------            --------
Fred B. Cox                5,023,210           32,950
Paul F. Folino             5,006,385           49,775
Michael P. Downey          5,023,385           32,775
Robert H. Goon             5,022,935           33,225
Gary E. Liebl              5,023,385           32,775
Don M. Lyle                5,023,335           32,825

In addition, the stockholders of the Company voted on the selection of KPMG Peat Marwick LLP as the Company's independent public accountants for fiscal year 1996. The number of shares voted for ratification was 5,032,911. The number of shares voted against ratification was 3,075. The number of shares abstaining was 20,174.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit: 10.1     Loan and security agreement, dated as of March 31, 1994,
                       between Emulex Corporation, InterConnections, Inc.,
                       Emulex Europe Limited and Silicon Valley Bank, as amended
                       April 25, 1994, July 1, 1994, June 26, 1995, July 24,
                       1995, October 5, 1995 and January 18, 1996.

     Exhibit:  27.1    Financial Data Schedule

(b) The registrant has not filed any reports on Form 8-K during the period for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 7, 1996

                           EMULEX CORPORATION

                           By:  /s/ Paul F. Folino
                                ------------------------------------------------
                                Paul F. Folino
                                President and Chief Executive Officer

                           By:  /s/ Walter J. McBride
                                ------------------------------------------------
                                Walter J. McBride
                                Sr. Vice President & Chief Financial Officer
                                (Principal Financial & Chief Accounting Officer)