Form 10-Q
period 1996-03-31
EMULEX CORP /DE/
filed 1996-05-07
CIK 350917

- --------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                              ---------------------
(Mark One)

   [X]       Quarterly Report Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934
                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

                                 (714) 662-5600
              (Registrant's telephone number, including area code)
               --------------------------------------------------


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


As of May 3, 1996, the registrant had 5,956,666 shares of common stock outstanding.


- --------------------------------------------------------------------------------

                       EMULEX CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                     PAGE
                                                                     ----

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
   March 31, 1996 and July 2, 1995                                    2

Condensed Consolidated Statements of Operations
   Three and nine months ended March 31, 1996
   and April 2, 1995                                                  3

Condensed Consolidated Statements of Cash Flows
   Nine months ended March 31, 1996 and April 2, 1995                 4

Notes to Condensed Consolidated Financial Statements                  5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                6


Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                             10

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                       EMULEX CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)
                                   (unaudited)

                                                                                March 31,             July 2,
                                                                                  1996                  1995
                                                                            --------------        -------------
Assets

Current assets:
     Cash and cash equivalents........................................         $ 2,908              $10,308
     Accounts and notes receivable, net...............................          10,511               12,896
     Inventories, net.................................................          13,485               14,261
     Prepaid expenses and other assets................................           2,176                1,549
                                                                               -------              -------
         Total current assets                                                   29,080               39,014

Property, plant and equipment, net....................................           7,381                8,451
Other assets                                                                       468                   85
                                                                               -------              -------

                                                                               $36,929              $47,550
                                                                               =======              =======

Liabilities and Stockholders' Equity

Current liabilities:
     Current installments of capitalized lease obligations............         $   219              $   243
     Accounts payable.................................................           6,316                8,371
     Accrued liabilities..............................................           5,306                5,356
                                                                               -------              -------
         Total current liabilities....................................          11,841               13,970

Capitalized lease obligations, excluding
     current installments.............................................              96                  253
Deferred income taxes.................................................           2,649                2,649

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares
         authorized, none issued; 150,000 shares designated as
         Series A Junior Participating, $.01 par value; none issued                  -                    -
     Common stock, $.20 par value; 20,000,000 shares
         authorized; 5,945,772 and 5,860,923 issued  and
         outstanding at March 31, 1996 and July 2, 1995,
         respectively.................................................           1,189                1,172
     Additional paid-in capital.......................................           6,396                6,014
     Retained earnings................................................          14,758               23,492
                                                                               -------              -------
Total stockholders' equity............................................          22,343               30,678
                                                                               -------              -------

                                                                               $36,929              $47,550
                                                                               =======              =======



See accompanying notes to condensed consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                              Three Months Ended      Nine Months Ended
                                              -------------------   --------------------
                                              March 31,   April 2,  March 31,    April 2,
                                                1996       1995       1996        1995
                                              --------   --------   --------     -------
Net revenues .............................   $ 12,702    $ 19,104   $ 35,822    $ 55,892
Cost of sales ............................      8,445      11,017     24,247      32,516
                                             --------    --------   --------    --------
     Gross profit ........................      4,257       8,087     11,575      23,376

Operating expenses:
     Engineering and development .........      2,781       2,709      8,721       7,781
     Selling and marketing ...............      2,944       3,206      8,759       8,963
     General and administrative ..........      1,243       1,311      3,719       4,147
     Amortization of goodwill ............         --          84         --         252
                                             --------    --------   --------    --------
         Total operating expenses ........      6,968       7,310     21,199      21,143
                                             --------    --------   --------    --------

         Operating income (loss) .........     (2,711)        777     (9,624)      2,233

Nonoperating income ......................        374         194        503         921
                                             --------    --------   --------    --------

         Income (loss) before income taxes     (2,337)        971     (9,121)      3,154

Provision for (benefit from) income taxes          --          97       (387)        315
                                             --------    --------   --------    --------

     Net income (loss) ...................   $ (2,337)   $    874   $ (8,734)   $  2,839
                                             ========    ========   ========    ========

Net income (loss) per common and
     common equivalent share .............   $  (0.39)   $   0.14   $  (1.47)   $   0.46
                                             ========    ========   ========    ========

Weighted average number of common
     and common equivalent shares ........      5,942       6,251      5,926       6,116
                                             ========    ========   ========    ========



See accompanying notes to condensed consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                         Nine Months Ended
                                                                        ------------------
                                                                        March 31,  April 2,
                                                                          1996       1995
                                                                        ---------  -------
Continuing Operations
     Cash flows from operating activities:
     Income (loss) from continuing operations .......................   $(8,734)   $ 2,839
         Adjustments to reconcile net income (loss) from
           continuing operations to net cash provided by (used in)
           operating activities:
             Depreciation and amortization ..........................     1,761      2,351
             Loss (gain) on disposal of property, plant and equipment      (155)       144
             Provision for doubtful accounts ........................        84         77

             Changes in assets and liabilities:
                Accounts receivable .................................     2,301     (1,583)
                Inventories .........................................       776        889
                Accounts payable ....................................    (2,055)     2,311
                Accrued liabilities .................................        24        (52)
                Income tax receivable ...............................       (26)        16
                Long term deferred tax asset ........................      (387)        --
                Deferred income taxes ...............................        --      1,924
                Deferred income .....................................        --         (1)
                Prepaid expenses and other assets ...................      (597)      (646)
                                                                        -------    -------

             Net cash provided by (used in) operating activities ....    (7,008)     8,269
                                                                        -------    -------

     Cash flows from investing activities:
     Net proceeds from sale of property, plant and equipment ........     1,024          5
     Additions to property, plant and equipment .....................    (1,560)    (1,900)
                                                                        -------    -------

             Net cash used in investing activities ..................      (536)    (1,895)
                                                                        -------    -------

     Cash flows from financing activities:
     Principal payments under capital leases ........................      (181)      (204)
     Proceeds from issuance of common stock .........................       399        893
                                                                        -------    -------

             Net cash provided by financing activities ..............       218        689
                                                                        -------    -------

Net cash provided by (used in) continuing operations ................    (7,326)     7,063

Net cash used in discontinued operations ............................       (74)      (340)
                                                                        -------    -------

Net increase (decrease) in cash and cash equivalents ................    (7,400)     6,723

Cash and cash equivalents at beginning of period ....................    10,308      6,772
                                                                        -------    -------

Cash and cash equivalents at end of period ..........................   $ 2,908    $13,495
                                                                        =======    =======

Supplemental disclosures:
Cash paid during the period (related to continuing
  and discontinued operations) for:
     Interest .......................................................   $    28    $    23
     Income taxes ...................................................       133          6


See accompanying notes to condensed consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

1. In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and July 2, 1995, and the results of operations for the three and nine months ended March 31, 1996 and April 2, 1995 and the statements of cash flows for the nine months then ended. Interim results for the three and nine months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996. References to dollar amounts are in thousands, unless otherwise specified.

2.  Inventories

    Inventories, net, are summarized as follows:


                               March 31,       July 2,
                                 1996           1995
                               --------        -------
      Raw materials            $ 7,091         $ 9,223
      Work in process            2,711           2,036
      Finished goods             3,683           3,002
                               -------         -------

                               $13,485         $14,261
                               =======         =======


3.  Net Income (Loss) per Share

    Net income (loss) per common and common equivalent share was computed based on the weighted average number of common and common equivalent shares outstanding during the periods presented. The Company has granted certain stock options which have been treated as common share equivalents in computing both primary and fully diluted income per share. Common share equivalents have been excluded from the calculation of both primary and fully diluted loss per share for the three and nine months ended March 31, 1996, as the effect would have been antidilutive. The primary and fully diluted income (loss) per share computations are approximately the same.

Part I.  Item 2.

                       EMULEX CORPORATION AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                             (dollars in thousands)

                              RESULTS OF OPERATIONS

The following table sets forth selected items from the Condensed Consolidated Statements of Operations. This table should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere herein.

                                             Percentage of Net Revenue              Percentage of Net Revenue
                                             For the Three Months Ended             For the Nine Months Ended
                                             --------------------------           ------------------------------
                                             March 31,        April 2,                  March 31,        April 2,
                                              1996             1995                      1996             1995
                                             --------------------------           ------------------------------
Net revenues .............................   100.0%            100.0%                   100.0%            100.0%
Cost of sales ............................    66.5              57.7                     67.7              58.2
                                             -----             -----                    -----             -----
     Gross profit ........................    33.5              42.3                     32.3              41.8

Operating expenses:
     Engineering and development .........    21.9              14.2                     24.3              13.9
     Selling and marketing ...............    23.1              16.8                     24.5              16.0
     General and administrative ..........     9.8               6.8                     10.4               7.4
     Amortization of goodwill ............    --                 0.4                     --                 0.5
                                             -----             -----                    -----             -----
         Total operating expenses ........    54.8              38.2                     59.2              37.8
                                             -----             -----                    -----             -----

         Operating income (loss) .........   (21.3)              4.1                    (26.9)              4.0

Nonoperating income ......................     2.9               1.0                      1.4               1.6
                                             -----             -----                    -----             -----

         Income (loss) before income taxes   (18.4)              5.1                    (25.5)              5.6

Provision for (benefit from) income taxes     --                 0.5                     (1.1)              0.5
                                             -----             -----                    -----             -----

     Net income (loss) ...................   (18.4)        %     4.6%                   (24.4)%             5.1%
                                             =====             =====                    =====             =====

NET REVENUES

Net revenues for the three and nine month periods ended March 31, 1996 were $12,702 and $35,822, respectively, as compared to $19,104 and $55,892 for the same periods last fiscal year. These amounts represent a decrease in net revenues compared to the prior year of $6,402, or 34 percent, for the three month period and $20,070, or 36 percent, for the nine month period. These decreases in net revenues are primarily attributable to lower sales to original equipment manufacturers (OEMs), which declined from the levels recorded in the comparable periods a year ago by $4,476, or 47 percent, for the three month period and by $19,141, or 63 percent, for the nine month period. The lower level of OEM sales resulted primarily from a collective $5,352, or 91 percent, reduction in third quarter shipments to Xerox, Cisco Systems and Reuters when compared to the third quarter a year earlier and a $18,701, or 88 percent, reduction in shipments to these same three customers for the nine month period when compared to the same period of fiscal 1995. While Xerox took delivery of their new generation of printer servers during the second quarter of the current year, volumes were lower than a year earlier for the previous generation of printer servers. Additionally, one product reached the end of its life cycle with Cisco Systems in the fourth quarter of last fiscal year and, as anticipated, shipments of that product have stopped. Sales to Reuters declined from the levels recorded in the three and nine month periods a year earlier due to the completion of certain of Reuters' modernization projects in Europe. While Emulex believes that it will be asked to participate in Reuters's future WAN applications in other geographic regions, there can be no assurance that any such business will, in fact, be awarded to Emulex.

From a product line perspective, when compared to the prior year, network access revenues for the three and nine month periods ended March 31, 1996 declined by $4,442, or 42 percent, and $13,443, or 45 percent, respectively, and printer server revenues declined by $2,208, or 29 percent, and $8,832, or 37 percent, respectively. The Company's emerging Fibre Channel product line contributed revenues of $230 and $571 for the three and nine month periods ended March 31, 1996. There were no shipments of Fibre Channel products in the same periods a year earlier. For the three and nine month periods ended March 31, 1996 other product lines increased by $20, or 3 percent, and by $162, or 7 percent, respectively, when compared to the comparable periods a year earlier. Additionally, in the first quarter of fiscal 1996, the Company sold $1,472 of memory devices that had been engineered out of certain products.

GROSS PROFIT

Gross profit for the three and nine month periods ended March 31, 1996 was 33.5 percent and 32.3 percent of net revenues, respectively, compared to 42.3 percent and 41.8 percent in the same periods in the prior fiscal year. The decreases in gross profit percentages from the levels recorded a year earlier are primarily due to a lower absorption of manufacturing overhead in the current fiscal year which resulted from the lower level of production activity.

OPERATING EXPENSES

During the three month period ended March 31, 1996, total operating expenses decreased by $342, or 5 percent, when compared to the comparable period in the prior fiscal year, while for the nine month period total operating expenses increased by $56, less than 1 percent, compared to the prior year. Engineering and development expenses for the three and nine month periods ended March 31, 1996 increased in comparison to the prior fiscal year by $72, or 3 percent, and $940, or 12 percent, respectively. These increases in engineering and development expenses in the current year reflect the Company's continuing support for new product development programs despite the decline in net revenues. Selling and marketing expenses decreased by $262, or 8 percent, in the three month period ended March 31, 1996 and by $204, or 2 percent, for the nine month period when compared to the same periods in the prior year. General and administrative expenses declined in comparison to a year earlier by $68, or 5 percent, for the three month period and by $428, or 10 percent, for the nine month period. These decreases resulted from reductions in administrative staff and other cost control measures that were implemented during the current fiscal year. Amortization of goodwill was $0 in the current fiscal year compared to $84 and $252 in the three and nine periods a year earlier. This decrease in amortization of goodwill is due to the write off of goodwill and other intangible assets in the fourth quarter of the prior fiscal year.

NONOPERATING INCOME

Nonoperating income for the three months ended March 31, 1996 increased by $180, or 93 percent, compared to the same period a year earlier. This increase resulted from a $312 gain on the sale of a production facility in Puerto Rico in the third quarter of the current year offset by lower interest income. As a result of increases in productivity, management determined that the capacity provided by this facility was excess to its requirements and, therefore, was no longer needed. For the nine month period ended March 31, 1996 nonoperating income decreased by $418, or 45 percent, compared to the nine month period a year earlier. The year to year decrease for the nine month period resulted primarily from $538 of nonrecurring interest income associated with a tax refund that was recognized in the second quarter of the prior fiscal year.

                        LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased by $7,400 during the first nine months of fiscal 1996 to $2,908. This decrease in available cash balances since July 2, 1995 resulted primarily from the net loss experienced in the first nine months of the current year. Operating activities used $7,008 of cash in the nine month period ended March 31, 1996, compared to providing $8,269 of cash in the same period a year earlier. Investing activities, which were limited to the acquisition and disposition of property and equipment, used $536 of cash in the first three quarters of the current fiscal year compared to using $1,895 in the comparable period a year ago. Financing activities, which were limited to payments under capital lease obligations and proceeds from the exercise of employee stock options, provided $218 of cash during the first nine months of fiscal 1996 compared to providing $689 of cash for the same period last fiscal year. Discontinued operations used $74 of cash in the first three quarters of fiscal 1996 compared to using $340 of cash in the same period a year ago.

In addition to its cash balances, the Company has a line of credit of up to $5,000 with Silicon Valley Bank. There were no borrowings under the line of credit during the first nine months of fiscal 1996. Under the terms of the line of credit, the Company is required to grant Silicon Valley Bank a security interest in its accounts receivable, inventories, equipment and other property upon any borrowing. The line of credit with Silicon Valley Bank requires the Company to satisfy certain financial and other covenants and conditions, including prescribed levels of tangible net worth, profitability and liquidity. On April 18, 1996, Silicon Valley Bank and the Company entered into an amendment to the Loan Agreement, and other related documents, which amended certain of these financial covenants. In the event the Company fails to comply with any financial or other covenant in its loan agreement with Silicon Valley Bank, the line of credit could become unavailable to the Company. In addition, after borrowings have been made under the line of credit a failure to satisfy such covenants would constitute an event of default, giving rise to the various remedies available to a secured lender. There can be no assurance that the line of credit will continue to be available to meet the Company's liquidity requirements. The Company anticipates that borrowings under the line of credit may be required during the next twelve months.

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

EARLY STAGE OF THE FIBRE CHANNEL MARKET

The Company has invested and continues to invest substantially in the engineering of products to address the Fibre Channel market, which is at an early stage of development. For the first nine months of fiscal 1996, approximately 30 percent of the Company's engineering and development expenditures have been invested in Fibre Channel designs. There can be no assurance that the Fibre Channel market will continue to expand or that the Company's investment in Fibre Channel will achieve a profitable return.

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

DEPENDENCE OF KEY PERSONNEL

The Company's success depends to a significant degree on the performance and continued service of its senior management and certain key employees. Competition for such highly skilled employees with technical, management, marketing, sales product development and other specialized skills is intense, and there can be no assurance that the Company will be successful in recruiting and retaining such personnel. In addition, there can be no assurance that employees will not leave the Company and, after leaving, compete against the Company. The loss of key management, technical and sales personnel could have a material adverse effect on the Company's business, financial condition and operating results.

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

This Form 10-Q contains certain forward-looking statements that involve risk and uncertainties. The Company's actual results may differ materially from the results discussed in these forward looking statements as a result of the risk factors discussed above.


PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  (a)  Exhibit 10.1   Amendment to Loan Agreement dated April 18, 1996 between
                      Silicon Valley Bank and Emulex Corporation,
                      InterConnections, Inc., Emulex Europe Limited.

       Exhibit 10.2 Amendment to Security Agreement dated April 18, 1996 between Silicon Valley Bank and Emulex Corporation, Emulex Caribe, Inc., Computer Array Development, Inc., Highspeed Communications, Inc., Digital House, Ltd., Emulex Foreign Sales Corporation.

       Exhibit 10.3 Schedule to Loan and Security Agreement dated April 18, 1996 between Silicon Valley Bank and Emulex Corporation, InterConnections, Inc., Emulex Europe Limited.

       Exhibit 27.1   Financial Data Schedule

  (b) The registrant has not filed any reports on Form 8-K during the period for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 1996

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