Form 10-K
period 1996-06-30
EMULEX CORP /DE/
filed 1996-08-23
CIK 350917

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                                       OR

   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                   For the transition period from          to

                           COMMISSION FILE NO. 0-11007

                               EMULEX CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                                         51-0300558
      (State or other jurisdiction                            (I.R.S. Employer
    of incorporation or organization)                        Identification No.)

         3535 HARBOR BOULEVARD
         COSTA MESA, CALIFORNIA                                    92626
(Address of principal executive offices)                         (Zip Code)

                                 (714) 662-5600
              (Registrant's telephone number, including area code)
                      ------------------------------------
           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.20 PER SHARE
                         PREFERRED STOCK PURCHASE RIGHTS
                                (Title of class)
                            -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of August 13, 1996, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $78,280,290.00.

As of August 13, 1996, the registrant had 5,997,362 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (items 10, 11, 12 and 13) is incorporated by reference to portions of the registrant's definitive proxy statement for the 1996 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1996 year.

                                     PART I

Item I.  BUSINESS.

INTRODUCTION

     Emulex was organized as a California corporation in 1979. In 1987 Emulex changed its state of incorporation from California to Delaware by the formation of a Delaware corporation (the "Registrant"), which acquired all of the stock of the California corporation. The California corporation continues to operate as a wholly-owned subsidiary of the Delaware corporation. Unless the context indicates otherwise, the "Company" and "Emulex" each refer to the Registrant and its subsidiaries.

     In 1994, Emulex completed a major transition departing its historic storage controller business and spinning off its wholly-owned SCSI subsidiary, QLogic Corporation (see note 2 to the Consolidated Financial Statements). In May 1993, Paul Folino was elected President and CEO of Emulex and in the ensuing quarters he assembled a new management team to complement the group already in place, including a new chief financial officer, vice president of research and development and vice president of sales. The new management team streamlined operations, expanded distribution channels by adding a new two-tier distribution network and refocused the Company's product development and marketing efforts toward networking markets such as printer servers, remote access and Fibre Channel.

     All references to years refer to the Company's fiscal years ended June 30, 1996, July 2, 1995 and July 3, 1994, as applicable, unless the calendar year is specified. References to dollar amounts are in thousands, except share data, unless otherwise specified.

INDUSTRY BACKGROUND

     The data communications industry encompasses a broad spectrum of technologies which facilitate the transfer of computer data from one location to another. These technologies extend from computer to peripheral communications managed by input/output ("I/O") solutions, to computer communications within a building or campus environment which typically occur over a local area network ("LAN"), to computer communications between remote locations, which require wide area network ("WAN") solutions. While its various technologies and market needs are diverse, management believes the data communications industry as a whole is being shaped by three major trends:

     The ever-increasing need for higher bandwidth. While microprocessors have made continual gains in computing capability, I/O channel and LAN speeds have not kept pace and are increasingly responsible for overall performance constraints. New technologies such as the ANSI Fibre Channel standard are emerging to relieve this performance bottleneck.

     The worldwide growth in remote enterprise access. Enterprise access stems from the growing interconnection of remote offices and remote users to the central enterprise. As part of this trend, the dramatic expansion in information services, financial services, airline reservations and on-line transaction processing is propelling the need for real-time, mission critical communication to and from centralized facilities. In addition, the proliferation of laptops, home PCs and modems, and the drive to enhance the productivity of traveling and telecommuting workers has led to the need to connect those remote computers to the corporate LAN with a user-friendly remote access solution.

     Direct peripheral access to LANs. Peripherals, such as printers and storage devices, are increasingly being attached directly to the LAN itself rather than to a single computer or server. Direct attachment improves the overall efficiency of the network by enabling peripherals to be placed anywhere on the LAN, eliminating bandwidth bottlenecks imposed by port or channel interfaces, and reducing server overhead.

PRODUCTS

     Emulex is a supplier of software and hardware-based network access products. The Company primarily markets through two-tier distribution, where the end-user is typically the operator of a large network, and to large original equipment manufacturers ("OEMs"). In 1996, approximately 39 percent of Emulex's revenue was derived from OEMs. Emulex designs, manufactures, and markets three major distinct product families: network access servers, printer servers and high-speed Fibre Channel products.

Network Access

     Emulex's network access server products provide connectivity between resources across both local and wide area networks. The three major product lines within the network access family are wide area network adapters, communications servers, and the Company's new remote access server ("RAS") family. Emulex's marketing efforts are concentrated in the expanding WAN adapter and RAS markets, which address the need for remote users to connect to corporate computing resources.

     Emulex supplies WAN adapters for a number of OEM programs, and has shipped over 3 million ports worldwide to date. WAN adapters are board-level products that can be installed in a computer to provide a communications link. Traditionally, Emulex's WAN adapters have primarily focused on wide area networking requirements for the PC platform. In 1996, the Company introduced a family of PCI WAN adapters that addresses the networking requirements of workstations and UNIX servers, as well as the DCP_link family of server-based routers that targets the commercial end-user sector of the router market.

     Emulex initiated shipments into the remote access server market in the fourth quarter of 1995, as the Company commenced full production of its 2-port ConnectPlus product family. The 8-port ConnectPlus Pro line commenced shipments in the first quarter of 1996. These products enable a remotely located PC to communicate with a local area network as if it were a local client. The Company's remote access products have received a number of favorable technical reviews, and in the second quarter of 1996, Emulex was selected to supply Siemens with remote access servers linking their ordering centers with up to 35,000 of their customers.

Printer Servers

     Emulex's family of printer server products improve performance by attaching printers directly to the LAN, instead of to a file server. During 1996, the Company introduced several new printer server products and enhancements. Emulex introduced its NET wizard printer server administrator, which provides a Windows-based network management tool, and Version 5.0 of its printer server software, which allows for easier installation and management of Emulex printer servers on most popular network operating systems. Emulex also announced an agreement with Novell Inc. that enables the Company to bundle the new Novell Embedded Systems Technology ("NEST") across Emulex's entire family of printer servers.

     Focusing on the needs of the OEM market, Emulex introduced the PS1000 internal printer server which plugs into the accessory port of any printer designed under the Peerless Systems Corporation's Standard Printer I/O architecture. This architecture, which has been selected in over 13 printers, has the potential to become a new industry standard.

     Recently, as network-ready workgroup printers have become increasingly common, the printer server market began to shift from aftermarket products to OEM-based solutions. In 1996, Emulex achieved design wins with 11 OEMs covering 17 different printers, many of which are just now entering production or are slated for 1997 volume shipments. In March 1996, the Company commenced shipments as the exclusive supplier of printer servers for a new series of workgroup printers recently introduced by IBM Corporation.

Fibre Channel

     Fibre Channel is an emerging high speed ANSI standard backed by over 90 companies including Hewlett-Packard, Seagate and Sun. The interface operates at very high speeds of 1 to 4 gigabits per second, and is designed for two needs:
I/O channel communications between computers and peripherals, as well as high speed local area network applications. In today's increasingly distributed computing environment, channel and LAN applications are merging, and Fibre Channel is designed to meet this need for a single, high performance standard interface.

     During the first quarter of 1996, Emulex shipped limited quantities of its complete FireFly Fibre Channel chipset. The Company followed up in the second quarter with pre-production shipments of its first Fibre Channel systems products, the LightPulse(TM) PCI adapter and the LightPulse(TM) Fibre Channel hub. Emulex's PCI adapter introduction was especially notable for its pricing of under $2,000, offering ten times the performance of FDDI products at a comparable cost. The Company's two Fibre Channel systems products were released to manufacturing for full production during the fourth quarter.

     With the availability of working Fibre Channel solutions, system vendors are now starting to develop complete solutions built around Fibre Channel technology. During the third and fourth quarters of fiscal 1996, Emulex captured its first two volume Fibre Channel design wins. Emulex now has evaluation orders with over 60 OEMs in the computer and storage arena for design-in activities. In August 1996, Data General announced that its AViiON server and CLARiiON storage divisions had both selected Emulex to supply Fibre Channel connectivity solutions.

PATENTS AND LICENSES

     The Company has applied and plans to continue to apply for patents and to copyright its trademarks both in the United States and in foreign countries when it seems to be advantageous to do so. However, the Company believes that there can be no assurances that patents or copyrights will be issued or that any patent or copyright issued will provide significant protection or could be successfully defended.

     As is the case with many companies in the electronics industry, it may be desirable in the future for the Company to obtain technology licenses from other companies. The Company has occasionally received notices of claimed infringement of intellectual property rights and may receive additional such claims in the future. The Company evaluates all such claims and, if necessary, will seek to obtain appropriate licenses. There can be no assurance that any such licenses, if required, will be available on acceptable terms. Failure to obtain such patents or licenses in the future could have a material adverse effect on the Company's business, results of operations and financial condition.

SELLING AND MARKETING

     The Company markets its products worldwide to OEMs, Value Added Resellers ("VARs"), systems integrators, industrial distributors, resellers and end-users. Emulex offers repair services through third-party organizations and also directly through the Company. At the end of 1996, the domestic sales organization included 23 sales and support staff, including a vice president, located in Costa Mesa and 8 satellite offices. At the end of 1996, the international sales organization included 17 sales and support staff located in 4 international sales offices in Europe and the Pacific Rim.

     The Company's export revenues were 40, 47 and 42 percent of consolidated net revenues for 1996, 1995 and 1994, respectively. The majority of export shipments are to the European marketplace.

     Although the Company has broadened its line of product offerings in an attempt to limit fluctuations in its quarterly results of operations, the Company's markets are both cyclical and seasonal in nature which may cause the Company's quarterly results of operations to vary significantly.

     IBM Corporation accounted for 15 percent of total net revenues in 1996. Reuters and Xerox accounted for 16 and 13 percent of total net revenues in 1995, respectively. No customer accounted for more than 10 percent of total net revenues in 1994. The Company derived approximately 39 percent of its net revenues from sales to OEMs in 1996. Emulex's operating results could be adversely affected if sales to one or more of such customers significantly decline or if any one of these customers develop alternative sources for Emulex's products.

ORDER BACKLOG

     At June 30, 1996, the Company had unshipped product orders of approximately $7,839 compared with approximately $1,931 at July 2, 1995. Approximately $6,900 of the June 30, 1996 backlog related to orders from

Xerox, IBM and Reuters. At year end, all backlog was scheduled for delivery within six months or less with the exception of orders pending release dates. Orders are subject to rescheduling and/or cancellation with little or no penalty. Purchase order release lead times depend upon the scheduling practices of the individual customer, and the rate of booking new orders fluctuates from month to month. Therefore, the level of backlog at any one time is not necessarily indicative of trends in the Company's business.

ENGINEERING AND DEVELOPMENT

     At June 30, 1996, the Company employed approximately 83 engineers, other technicians and support personnel engaged in the development of new products and the improvement of existing products. Engineering and development expenses were $11,387, $10,674 and $8,498 for 1996, 1995 and 1994, respectively.

COMPETITION

     The Company's high-performance communications server products address both the UNIX-based and DEC-based computer market and compete with a number of companies, including DEC. In the remote access market, competition includes Shiva, 3Com, Ascend and others. Competition for the Company's WAN adapters is primarily IBM, which holds the largest market share. The Company's primary competitor for its Hewlett Packard ("HP") compatible network printing products is HP, which offers its own network printer server. The Company's printer server products also compete with a number of other manufacturers in the non-HP printer marketplace including Intel. Primary competition for the Company's Fibre Channel products includes HP and a number of smaller companies. The Company believes it competes successfully due to its broad product line, which includes low cost, high value products, as well as high-performance products. The Company operates in a volatile and dynamic market, and more aggressive market and product positioning by certain of these significantly larger competitors could have a material adverse effect on the Company's business and financial position.

MANUFACTURING AND SUPPLIES

     The Company's products consist primarily of electronic component parts assembled on internally designed printed circuit boards which are sold as board-level products. Most component parts can be purchased from two or more sources. However, certain other component parts, which represent a small percentage of the overall number of parts used by the Company, can only be obtained from single sources. In addition, the Company designs its own semiconductor which are embedded in its printer server and Fibre Channel products, and these are manufactured by third party semiconductor foundries. An inability or an unwillingness on the part of a single source supplier to provide the Company with the quantity of parts that it needs in a timely fashion could have an adverse impact on the Company's ability to manufacture and ship products in accordance with customer requirements. In addition to hardware, the Company designs software to provide functionality to its hardware products. This software is sold primarily as embedded programs within the hardware products, but may be purchased separately as a software-only update for the Company's products.

     At June 30, 1996, the Company had 169 manufacturing employees, including 120 permanent and 49 temporary employees, primarily at its manufacturing facility in Puerto Rico. Assembly operations conducted by the Company are typical of the electronics industry, and no unusual methods, procedures, or equipment are required. The Company does, however, utilize automated assembly and handling equipment, including surface mount technology production capabilities in its Puerto Rico facility. The sophisticated nature of the products, in most cases, requires extensive testing by specialized test devices operated by skilled personnel. The Company has purchased and developed several types of specialized test equipment to reduce the cost of this process, and maintains internal test engineering groups for continuing support of test operations.

EMPLOYEES

     The Company had 348 employees at June 30, 1996, including 298 with permanent status and 50 temporaries. None of the Company's employees is represented by a labor union.

     After the close of the fourth quarter, the Company initiated a consolidation of its operations to reduce its ongoing expense base and focus its activities in the Fibre Channel, printer server and wide area networking markets. Emulex's remote access and host software businesses, previously headquartered out of a Bellevue, Washington facility, have been relocated to Emulex headquarters in Costa Mesa. In addition, the Company has downsized its Pacific Rim sales organization to focus its efforts on its new reseller relationship with Canon Sales Co. As a result, the Company expects to reduce its workforce by approximately 27 permanent employees or 9% and incur a consolidation charge of approximately $1.3 million during the first quarter of fiscal 1997.

RISK FACTORS

Rapid Technological Change and New Product Development

     The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards and frequent introductions of new products and enhancements. The Company believes that its future success will depend in large part on its ability to enhance its existing products and to introduce new products on a timely basis to meet changes in customer preferences, emerging technologies and evolving industry standards. There can be no assurance that the Company will be successful in developing, manufacturing and marketing new products or product enhancements that respond to technological changes or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or that its new products will adequately meet the requirements of the marketplace and achieve market acceptance. Nor can there be any assurance that the Company will be able to develop or license from third parties the underlying core technologies necessary for new products and enhancements. Additionally, there can be no assurance that services, products or technologies developed by others will not render the Company's products or technologies uncompetitive or obsolete. If the Company is unable, for technological or other reasons, to develop new products or enhancements of existing products in a timely manner in response to changing market conditions or customer preferences, the Company's business, results of operations and financial condition would be materially and adversely affected.

Early Stage of the Fibre Channel Market

     The Company has invested and continues to invest substantially in the engineering of products to address the Fibre Channel market, which is at an early stage of development. Approximately 35 percent of the Company's 1996 engineering and development expenditures were invested in Fibre Channel designs. There can be no assurance that the Fibre Channel market will continue to expand or that the Company's investment in Fibre Channel will achieve a profitable return.

Competition

     The markets for the Company's products are highly competitive and are characterized by rapid technological advances, price erosion, frequent new product introductions and evolving industry standards. The industry consists of major domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources than the Company, as well as emerging companies attempting to obtain a share of the existing market. The Company's competitors continue to introduce products with improved price/performances characteristics, and the Company will have to do the same to remain competitive. The Company operates in a volatile and dynamic market, and more aggressive market and product positioning by certain competitors could have a material adverse effect on the Company's business, results of operations and financial position.

Reliance on Third Party Suppliers

     The Company relies on third party suppliers who supply the components used in the Company's products. Most components are readily available from alternate sources. However, the unavailability of certain components from current suppliers, especially components custom designed for the Company, could result in delays in the shipment of the Company's products as well as additional expense associated with obtaining and qualifying a new supplier or redesigning the Company's product to accept more readily available components. In addition, certain key components used in the Company's products are available only from single sources and the Company does not have long term contracts ensuring the supply of such components. As the Company typically attempts to maintain less than 90 days supply of such components, there can be no assurance that components will be available to meet the Company's future requirements at favorable prices, if at all. The Company's future inability to obtain components or to redesign its products to accept available components, in a timely manner, could materially and adversely affect the Company's business and financial condition. In addition, any significant increase in component prices or inability to ship products due to a lack of components could adversely affect the Company's results of operations.

International Operations

     Sales in the United States accounted for approximately 60 percent and 53 percent of the Company's net revenues in 1996 and 1995, respectively; sales in Europe accounted for approximately 35 percent and 38 percent of the Company's net revenues in 1996 and 1995, respectively; and sales in the PacRim accounted for 5 percent and 9 percent of the Company's net revenues in 1996 and 1995, respectively. The Company expects that sales in the United States and Europe will continue to account for a substantial majority of the Company's revenues for the foreseeable future. There can be no assurance that the Company will achieve significant penetration in other markets.

     The Company's worldwide price list uses U.S. dollars in all markets. An increase in the value of the U.S. dollar relative to foreign currencies would make the Company's products more expensive and therefore potentially less competitive in those markets. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles, potentially adverse tax consequences, repatriation of earnings and the burdens of complying with a wide variety of foreign laws. In addition, revenues of the Company earned in various countries where the Company does business may be subject to taxation by more than one jurisdiction, thereby adversely affecting the Company's earnings. There can be no assurance that such factors will not have an adverse effect on the revenues from the Company's future international sales and, consequently, the Company's results of operations.

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

Recent History of Losses from Continuing Operations

     The Company incurred losses from continuing operations of $9,288 and $7,677 for 1996 and 1994, respectively, and had income from continuing operations of $3,938 for 1995. Results for 1995 included charges of $785 for the impairment of goodwill and $685 to write off capitalized software development costs. Results for 1994 included consolidation charges of $2,413 and a charge for impairment of goodwill of $1,001. While the Company expects to return to profitability, there can be no assurances that revenues will return to the levels experienced in the prior year or that the Company would be profitable at such revenue levels.

Reliance on OEMs, Distributors and Key Customers

     In 1996, the Company derived approximately 50 percent of its revenue from distributors and 39 percent from OEMs. The Company's agreements with distributors and OEMs are typically non-exclusive and in many cases may be terminated by either party without cause, and many of the Company's distributors and OEMs carry competing product lines. Therefore, there can be no assurance that any distributor or OEM will continue to purchase the Company's products. The loss of important distributors or OEMs could adversely affect the Company's business, results of operations and financial condition. Among the Company's key OEMs, IBM Corporation accounted for 15 percent of the Company's 1996 revenues.

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

Item 2.  PROPERTIES.

     The Company's corporate offices and principal product development facilities are currently located in an approximately 55,000 square foot leased building in Costa Mesa, California. The lease expires in calendar year 1999.

     Emulex Caribe, Inc., one of the Company's subsidiaries, has its corporate offices and production facilities located in two adjacent buildings owned by that subsidiary in Dorado, Puerto Rico. The two buildings have an aggregate of approximately 41,000 square feet. The Company believes these facilities are sufficient to meet its production needs through the next year.

     The Company leases approximately twelve sales offices throughout the world.

     The Company's future facilities requirements will depend upon the Company's business, but the Company believes additional space, if required, may be obtained on reasonable terms.

Item 3.  LEGAL PROCEEDINGS.

     The Company is not aware of any pending legal proceedings which could have a material adverse effect on the financial position or operations of the Company.

     The Company believes that it is in compliance with all city, state, and federal rules and regulations as pertaining to environmental impact and use.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive and certain other officers of the Company or its principal operating subsidiary are as follows:

Name                          Position                                                             Age
- ----                          --------                                                             ---

Paul F. Folino                President and Chief Executive Officer and Director                    51
Walter J. McBride             Sr. Vice President, Chief Financial Officer, Secretary and Treasurer  43
Michael A. Peitler (1)        Sr. Vice President, Worldwide Sales                                   54
Charles N. Goff (1)           Vice President, Manufacturing                                         62
Peter M. Biege  (1)           Vice President and General Manager, RAS Division                      46
Teresa W. Blackledge (1)      Vice President, Marketing                                             41
Sadie A. Herrera (1)          Vice President, Human Resources                                       47
Ronald P. Quagliara (1)       Vice President, Research and Development                              47

- -----------

(1) These persons serve in the indicated capacities as officers of the Registrant's principal operating subsidiary; they are not officers of the Registrant.
- ------------

     Mr. Folino joined the Company in May 1993 as president and chief executive officer and as a director. From January 1991 to May 1993, Mr. Folino was president and chief operating officer of Thomas-Conrad Corporation, a manufacturer of local area networking products, and from June 1990 to December 1990, he was managing director of Thomas-Conrad GmbH, a German affiliate of Thomas-Conrad Corporation.

     Mr. McBride joined the Company in November 1993 as senior vice president, chief financial officer, secretary and treasurer. Mr. McBride was vice president of corporate development at Nellcor, Incorporated, a medical instruments company, from 1991 to 1993. From 1988 to 1991, he served as vice president of finance and chief financial officer of Calcomp, Inc., a computer peripherals manufacturer.

     Mr. Peitler joined the Company in September 1993 as vice president, sales, and was promoted to senior vice president, sales in September 1994. Mr. Peitler had been senior vice president of sales at Thomas-Conrad Corporation, a local area networking products manufacturer, since September 1991. From February 1988 to June 1990, he was president and managing director of Datapoint Canada, Inc., a manufacturer of networking products.

     Mr. Biege joined the Company as vice president and general manager of InterConnections, Inc. in December 1993. From 1988 to December 1993, Mr. Biege was district sales manager of Apple Computer, a manufacturer of personal computers.

     Ms. Blackledge joined the Company in May 1991 as marketing manager and was promoted to vice president, marketing in September, 1994. From July 1982 to April 1991, Ms. Blackledge held a variety of marketing, planning and research positions with the Digital Communications Division of Rockwell International.

     Mr. Goff joined the Company in 1985 as manager, warehouse operations and after holding several operations management positions was promoted to vice president, manufacturing in September 1994. Mr. Goff worked for Printronix, a manufacturer of high speed dot-matrix printers, for over 10 years prior to joining the Company.

     Ms. Herrera joined the Company in 1988 as benefits administrator and was promoted to vice president, human resources in May 1995. At the time of her promotion, Ms. Herrera was senior director, human resources. Ms. Herrera had over 15 years of human resource management experience with the Remex Division of Ex-Cell-O/Textron Corporation and other companies prior to joining the Company.

     Mr. Quagliara joined the Company in March 1995 as vice president, research and development. Prior to joining the Company, Mr. Quagliara spent five years with Ascom Timeplex, Inc., a manufacturer of router bridges and other networking equipment. Most recently he was vice president and general manager of Acsom's LAN Interworking Business Unit.

     None of the executive officers of the parent Company or officers of its principal operating subsidiary has any family relationship with any other executive officer of the Company, other officer of its principal operating subsidiary or director of the Company.


                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRINCIPAL MARKET AND PRICES

     The Company's common stock is traded on the Nasdaq National Market under the symbol EMLX. The following table sets forth for the indicated periods the high and low sales prices of the common stock, as reported on the Nasdaq National Market.

     On February 28, 1994, subsequent to receiving stockholder approval, the Company declared a special distribution (the "Distribution") to stockholders, on a share-for-share basis, of all outstanding shares of common stock of QLogic effective on the record date, February 25, 1994.

                                                                                   HIGH                      LOW
                                                                                   ----                      ---

           1995              First Quarter...................................     10 1/8                     6 1/2
                             Second Quarter..................................     13 7/8                     8 1/2
                             Third Quarter...................................     20 1/8                    12 1/2
                             Fourth Quarter..................................     24 3/8                    17 1/4

           1996              First Quarter...................................     28 1/2                    13
                             Second Quarter..................................     16 3/4                    10 1/8
                             Third Quarter...................................     14 3/8                     6 3/8
                             Fourth Quarter..................................     21 3/8                    13

NUMBER OF COMMON STOCKHOLDERS

     The approximate number of record holders of common stock of the Company as of August 13, 1996 was 446.

DIVIDENDS

     The Company has never paid cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain its earnings for the development of its business.

     On January 19, 1989, the Board of Directors declared a dividend distribution of one preferred stock purchase right for each outstanding share of common stock. The rights were distributed on February 2, 1989 to stockholders of record on the close of business on that date. See Note 6 to the Consolidated Financial Statements, "Stock Options and Purchase Rights," for further information on preferred stock purchase rights.

     At a special meeting of stockholders of the Company held on February 24, 1994, the stockholders voted on a single, unified proposal which in part provided for the distribution to stockholders, on a share-for-share basis, of all outstanding shares of common stock of QLogic. On February 28, 1994, subsequent to stockholders approving the aforementioned proposal, the Company declared a special distribution to the Company's stockholders of all the shares of QLogic effective on the record date, February 25, 1994. See Note 2 to the Consolidated Financial Statements, "Discontinued Operations".

Item 6.  SELECTED FINANCIAL DATA.

     The following table summarizes certain selected consolidated financial data. Certain reclassifications have been made to the 1994, 1993 and 1992 data to conform to the 1996 and 1995 presentation. The consolidated balance sheet data presented in the following tables have not been retroactively restated for the spin off of QLogic Corporation (See Note 2 to the Consolidated Financial Statements).

Selected Statement of Operations Data


                                                                                Year Ended
                                                 ------------------------------------------------------------------------
                                                  June 30,        July 2,         July 3,        June 27,        June 28,
                                                   1996            1995            1994            1993            1992
                                                 --------        --------        --------        --------        --------
                                                                   (in thousands, except per share data)

Net revenues .............................       $ 51,338        $ 75,475        $ 61,558        $ 55,056        $ 58,639
Cost of sales ............................         34,538          44,412          38,248          29,948          33,006
                                                 --------        --------        --------        --------        --------
  Gross profit ...........................         16,800          31,063          23,310          25,108          25,633

Operating expenses:
  Engineering and development ............         11,387          10,674           8,498           8,608           7,643
  Selling and marketing ..................         11,381          12,170          13,361          14,926          14,499
  General and administrative .............          4,940           5,435           5,393           2,504           1,552
  Amortization of goodwill ...............           --               337             467             600             409
  Impairment of goodwill .................           --               785           1,001            --              --
  Consolidation charges ..................           --              --             2,413           1,890            --
                                                 --------        --------        --------        --------        --------
Total operating expenses .................         27,708          29,401          31,133          28,528          24,103
                                                 --------        --------        --------        --------        --------

Operating income (loss) ..................        (10,908)          1,662          (7,823)         (3,420)          1,530

Nonoperating income (expense) ............            483           1,120             123              (6)            177
                                                 --------        --------        --------        --------        --------

Income (loss) from continuing
  operations before income taxes .........        (10,425)          2,782          (7,700)         (3,426)          1,707

Income tax expense (benefit) .............         (1,137)         (1,156)            (23)            (34)            529
                                                 --------        --------        --------        --------        --------

Income (loss) from continuing operations .         (9,288)          3,938          (7,677)         (3,392)          1,178

Discontinued operations:
  Income (loss) from discontinued
    operations, net of income tax ........           --              --            (4,558)          6,498          (6,372)

  Gain (loss) on disposal of discontinued
    operations, net of income tax ........           --              --            (2,994)            408         (18,252)
                                                 --------        --------        --------        --------        --------

Net income (loss) ........................       $ (9,288)       $  3,938        $(15,229)       $  3,514        $(23,446)
                                                 ========        ========        ========        ========        ========

Income (loss) from continuing
  operations per common
  and common equivalent share ............       $  (1.56)       $   0.64        $  (1.39)       $  (0.61)       $   0.22

Gain (loss) from discontinued operations
  and disposal of discontinued operations,
  net of income tax, per common and
  common equivalent share ................           --              --             (1.36)           1.25           (4.55)
                                                 --------        --------        --------        --------        --------

Net income (loss) per common
  and common equivalent share ............       $  (1.56)       $   0.64        $  (2.75)       $   0.64        $  (4.33)
                                                 ========        ========        ========        ========        ========


Weighted-average number of common
  and common equivalent shares ...........          5,936           6,172           5,537           5,533           5,416
                                                 ========        ========        ========        ========        ========

Selected Balance Sheet Data

                                              June 30,       July 2,       July 3,      June 27,      June 28,
                                                1996          1995          1994          1993          1992
                                              -------       -------       -------       -------       -------
                                                                      (in thousands)


Total current assets ..................       $31,579       $39,014       $26,152       $53,442       $56,131
Total current liabilities .............        15,494        13,970         9,223        20,580        27,873
                                              -------       -------       -------       -------       -------
Working capital .......................       $16,085       $25,044       $16,929       $32,862       $28,258

Total assets ..........................       $39,300       $47,550       $37,354       $77,956       $80,579
Long-term capitalized lease obligations           204           253           506         1,805         1,722
Retained earnings .....................        14,204        23,492        19,554        48,184        44,670
Stockholders' equity ..................        22,030        30,678        25,559        53,482        48,384

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SUBSEQUENT EVENTS

     After the close of the fourth quarter, the Company initiated a consolidation of its operations to reduce its ongoing expense base and focus its activities in the Fibre Channel, printer server and wide area networking markets. Emulex's remote access and host software businesses, previously headquartered out of a Bellevue, Washington facility, have been relocated to Emulex headquarters in Costa Mesa. In addition, the Company has downsized its Pacific Rim sales organization to focus its efforts on its new reseller relationship with Canon Sales Co. As a result, the Company expects to reduce its workforce by 9% and incur a consolidation charge of approximately $1.3 million during the first quarter of fiscal 1997.

RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and the Company's Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K. Except for the historical information contained herein, the discussion in this Form 10-K contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-K should be read as being applicable in all related forward-looking statements wherever they appear in this Form 10-K. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed in "Risk Factors," as well as those discussed elsewhere herein.

     During the third quarter of 1994, the Company spun off QLogic Corporation, a wholly owned subsidiary, as a separate, publicly-traded company. The financial statement presentation and the discussion of the results of operations reflect the discontinuance of this business. See Note 2 to the Consolidated Financial Statements for a discussion of discontinued operations. All references to years refer to the Company's years ended June 30, 1996, July 2, 1995 and July 3, 1994, as applicable, unless the calendar year is specified. References to dollar amounts are in thousands unless otherwise specified.


                                                                  Percentage of Net Revenues
                                                                  --------------------------
                                                       1996           1995           1994
                                                      ------         ------         ------
       Net revenues ...........................        100.0%         100.0%         100.0%
       Cost of sales ..........................         67.3           58.8           62.1
                                                      ------         ------         ------
         Gross profit .........................         32.7           41.2           37.9
       Operating expenses:
         Engineering and development ..........         22.2           14.2           13.8
         Selling and marketing ................         22.1           16.1           21.7
         General and administrative ...........          9.6            7.2            8.8
         Amortization of goodwill .............         --              0.5            0.8
         Impairment of goodwill ...............         --              1.0            1.6
         Consolidation charges ................         --             --              3.9
                                                      ------         ------         ------
       Total operating expenses ...............         53.9           39.0           50.6
                                                      ------         ------         ------
       Operating income (loss) ................        (21.2)           2.2          (12.7)
       Nonoperating income ....................          0.9            1.5            0.2
                                                      ------         ------         ------
       Income (loss) from continuing
         operations before income taxes .......        (20.3)           3.7          (12.5)
       Income tax benefit .....................         (2.2)          (1.5)          --
                                                      ------         ------         ------
       Income (loss) from continuing operations        (18.1)           5.2          (12.5)
       Discontinued operations:
         Loss from discontinued operations,
           net of income tax ..................         --             --             (7.4)
       Loss on disposal of discontinued
           operations, net of income tax ......         --             --             (4.8)
                                                      ------         ------         ------
       Net income (loss) ......................        (18.1)%          5.2%         (24.7)%
                                                      ======         ======         ======

                       EMULEX CORPORATION AND SUBSIDIARIES

NET REVENUES

     Net revenues for 1996 decreased $24,137, or 32.0 percent, from 1995. This decrease in net revenues resulted primarily from lower sales to OEMs, which were $20,111 in the current year, down $19,495, or 49.2 percent, from the $39,606 recorded in the prior year. This lower level of OEM sales is attributable to a combined $21,568, or 85.7 percent, reduction in shipments to Xerox, Cisco Systems and Reuters, offset by a $2,073, or 14.3 percent, increase in shipments to other OEM accounts. While Xerox took delivery of their new generation of printer servers during the second quarter of the current year, volumes were lower than a year earlier for the previous generation of printer servers. Additionally, one product as anticipated reached the end of its life cycle in the fourth quarter of 1995 with Cisco Systems. Sales to Reuters declined from the levels recorded a year earlier due to the completion of certain of Reuters' modernization projects in Europe. However, in the fourth quarter of 1996, Emulex received over $2,500 in orders from Reuters related to a new program. Approximately half of these new Reuters orders shipped in the fourth quarter of 1996.

     Export revenues decreased by $14,500, or 41.2 percent, to $20,700 in 1996. Exports accounted for 40.3 percent of the Company's net revenues in 1996, down from 46.6 percent in 1995. Domestic revenues decreased $9,637, or 23.9 percent, to $30,638 in 1996. During 1996, IBM Corporation accounted for 14.7 percent of net revenues.

     Net revenues for 1995 increased by $13,917, or 22.6 percent, over 1994. The increase was primarily due to increases in printer server product line revenues of $13,041, or 75.0 percent, over 1994. In 1995, WAN adapter revenues increased $4,878, or 23.5 percent, over 1994. Additionally, two new product lines, remote access servers and Fibre Channel, contributed revenue of $949 and $71, respectively, all in the fourth quarter of 1995. These increases were partially offset by decreases in revenues from communication servers and other product lines of $3,575 and $1,447, respectively.

     Export revenues increased 36.2 percent to $35,200 in 1995. Exports accounted for 46.6 percent of the Company's net revenues in 1995, up from 42.0 percent in 1994. Domestic revenues grew $4,563, or 12.8 percent, to $40,275 in 1995. During 1995, Reuters and Xerox accounted for 16.2 and 13.0 percent of net revenues, respectively.

GROSS PROFIT

     Gross profit in 1996 decreased by $14,263 to $16,800, down 45.9 percent from the previous year. Gross profit for 1996 was 32.7 percent of net revenues, down from 41.2 percent in 1995. Fiscal 1995 gross profit includes a $685 charge for the impairment of capitalized software development costs. Without this charge, 1995 gross margins were 42.1 percent of net revenues. The decrease in 1996 gross profit percentage from a year earlier is primarily attributable to a lower absorption of manufacturing overhead which resulted from a lower level of production activity in the current year.

     Gross profit in 1995 increased $7,753, up 33.3 percent compared to the prior year. In 1995, gross profit as a percent of net revenues was 41.2 percent, up from 37.9 percent in 1994. In 1994, the Company recorded charges of $1,119 to write down inventories to net realizable value, and $570 to write off certain fixed assets no longer in use. Excluding these charges and the 1995 impairment charge referred to in the preceding paragraph, gross profit would have been 42.1 percent in 1995 and 40.6 percent in 1994.

OPERATING EXPENSES

     During 1996, operating expenses decreased $1,693, or 5.8 percent, from the levels recorded a year earlier. However, due to lower net revenues in 1996 when compared to 1995, operating expenses as a percent of net revenues increased to
53.9 percent in 1996 from 39.0 percent in 1995. The results for 1995 include $785 for the write-off of goodwill associated with the 1992 acquisition of InterConnections, Inc. Without this write-off, operating expenses in 1995 were
37.9 percent of net revenues. Engineering and development expenses increased in the current year by $713, or 6.7 percent, reflecting management's continuing commitment to product development and design. Engineering and development expenses were 22.2 percent of net revenues in

1996 compared to 14.2 percent in 1995. Selling and marketing expenses decreased by $789, or 6.5 percent, mainly due to lower commissions and related expenses. Selling and marketing expenses were 22.1 percent of net revenues in 1996 compared to 16.1 percent in the prior year. General and administrative expenses were $495, or 9.1 percent, lower than in the prior year, primarily as a result of reduced staffing levels compared to the preceding year. General and administrative expenses were 9.6 percent of net revenues in 1996 compared to 7.2 percent in the prior year. There was no goodwill amortization in the current year compared to $337 in the prior year. The decrease in goodwill amortization is due to the 1995 write-off of goodwill mentioned earlier in this paragraph.

     Operating expenses in 1995 decreased $1,732, or 5.6 percent, from 1994 levels, declining from 50.6 percent of net revenues in 1994 to 39.0 percent in 1995. In 1994, operating expenses included $2,413 and $1,001 for consolidation charges and impairment of goodwill, respectively. Excluding these charges and the 1995 goodwill write-off discussed above, recurring operating expenses declined from 45.0 percent of net revenues in 1994 to 37.9 percent in 1995. In 1995, engineering and development expenses increased by $2,176, or 25.6 percent. Engineering and development expenses, in 1995, were 14.2 percent of net revenues, up from 13.8 percent in 1994. Selling and marketing expenses were down by $1,191 in 1995, or 8.9 percent, compared with 1994, primarily due to the Company's 1994 consolidation efforts. Selling and marketing expenses dropped from 21.7 percent of net revenues in 1994 to 16.1 percent in 1995. General and administrative expenses were essentially unchanged despite the increase in activity, increasing by $42 in 1995, while dropping from 8.8 percent of net revenues in 1994 to 7.2 percent in 1995. Goodwill amortization decreased from $467 in 1994 to $337 in 1995.

NONOPERATING INCOME

     Nonoperating income, which consists primarily of interest income, interest expense, a gain from the disposition of a building, and foreign exchange translation, was $483 in 1996, decreasing by $637, or 56.9 percent, from the $1,120 recorded in 1995. Net interest income in 1996 decreased by $832, or 80.2 percent, from the 1995 level of $1,037, primarily due to $538 of nonrecurring 1995 interest income related to a tax refund and lower levels of interest-bearing deposits during the current year. The $312 gain in the current year resulted from the sale of a production facility in Puerto Rico.

     In 1995, nonoperating income increased $997 from 1994 to $1,120. This increase was mainly due to higher levels of interest-bearing deposits during 1995 and the nonrecurring second quarter 1995 interest income mentioned in the preceding paragraph.

INCOME TAXES

     The Company recorded a tax benefit of $1,137 in 1996 compared to a benefit of $1,156 in 1995. The benefit in the current year included a $750 tax recovery from a tax sharing agreement with QLogic, the Company's former subsidiary (see
Note 2 to the Consolidated Financial Statements). In the prior year, the benefit included a federal tax refund of $1,581. The Company had $38,026 and $10,065 of net operating loss carryforwards for federal and state income tax purposes, respectively, at June 30, 1996, which are available to offset future federal and state taxable income through 2011 and 2001, respectively. Additionally, the Company had $2,003 of business credit carryforwards, available through 2010, and $1,865 of alternative minimum tax credit carryforwards available over an indefinite period to further reduce future federal regular income taxes. The Company also has $609 of research and experimentation credit carryforwards for state purposes available through 2011.

     The Company is currently undergoing an examination by the California Franchise Tax Board for the Company's California income tax returns for years 1989, 1990 and 1991. In the opinion of management, this examination will not have a material adverse effect on the Company's consolidated financial position or results of operations.

NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 123 ("Statement 123"), "Accounting for Stock-Based Compensation," issued in October 1995 and effective for years beginning after December 15, 1995, encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. Statement 123 allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APBO No. 25"), but requires pro forma disclosures of net earnings and earnings per share as if the fair value based method of accounting had been applied. The Company expects to adopt Statement 123 in 1997. While the Company is still evaluating Statement 123, the Company currently expects to elect to continue to measure compensation costs under APBO No. 25, and comply with the pro forma disclosure requirements. If the Company makes this election, Statement 123 will not have a material impact on the Company's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents decreased by $8,673 during 1996 to $1,635. This decrease in available cash balances since July 2, 1995 resulted primarily from the net loss experienced in the current year. Operating activities, which include changes in working capital balances, used $7,839 of cash in 1996 compared to providing $5,411 of cash in the prior year. Investing activities, which were limited to the acquisition and disposition of property, plant and equipment, used $1,157 of cash in the current year compared to using $2,345 in the comparable period a year ago. Financing activities, which were limited to payments under capital lease obligations and proceeds from the exercise of employee and board of director stock options, provided $397 of cash during 1996 compared to providing $920 of cash in the prior year. Discontinued operations used $74 of cash in 1996 compared to using $450 of cash a year ago.

     In addition to its cash balances, the Company has a line of credit of up to $7,000 with Silicon Valley Bank. There were no borrowings under the line of credit during 1996. Under the terms of the line of credit, the Company is required to grant Silicon Valley Bank a security interest in its accounts receivable, inventories, equipment and other property upon any borrowing. The line of credit with Silicon Valley Bank requires the Company to satisfy certain financial and other covenants and conditions, including prescribed levels of tangible net worth, profitability and liquidity. In the event the Company fails to comply with any financial or other covenant in its loan agreement with Silicon Valley Bank, the line of credit could become unavailable to the Company. In addition, after borrowings have been made under the line of credit, a failure to satisfy such covenants would constitute an event of default, giving rise to the various remedies available to a secured lender. There can be no assurance that the Company will continue to satisfy the financial and other covenants and conditions of the line of credit or that the line of credit will continue to be available to meet the Company's liquidity requirements. The Company anticipates that borrowings under the line of credit will be required during the next twelve months.

     The Company's line of credit with Silicon Valley Bank, which is renewed periodically in the normal course of business, expires in September 1997. The Company recently completed negotiations with Silicon Valley Bank to extend and expand the existing line of credit to $7,000. A failure to renew this line of credit would adversely affect the Company's ability to meet its financial obligations and liquidity requirements.

     The Company believes that its existing cash balances, facilities and equipment leases, anticipated cash flows from operating activities and borrowings under its line of credit will be sufficient to support its working capital needs and capital expenditure requirements for the next twelve months. However, the Company has recently experienced reductions in revenue levels and significant losses from operations. The Company's ability to meet its future liquidity requirements is dependent upon its ability to operate profitably or, in the absence thereof, to draw on its line of credit and to arrange additional financing. If the Company were to continue to experience losses at the rate experienced in 1996, additional debt or equity financing would be required within three to nine months. There can be no assurances that revenues will return to the levels experienced in the prior year or that the Company would be profitable at such revenue levels. Furthermore, there can be no assurances that future requirements to fund operations will not require the Company to draw on its line of credit and seek additional financing, or that such line of credit or additional financing will be available on terms favorable to the Company and its stockholders, or at all.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this Item is included herein as part of Item 14(a) of Part IV of this annual report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     There is incorporated herein by reference the information required by this
Item in the Company's definitive proxy statement for the 1996 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended June 30, 1996 and the information from the section entitled "Executive Officers of the Registrant" in
Part I of this report.

Item 11.  EXECUTIVE COMPENSATION.

     There is incorporated herein by reference the information required by this
Item in the Company's definitive proxy statement for the 1996 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended June 30, 1996.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     There is incorporated herein by reference the information required by this
Item in the Company's definitive proxy statement for the 1996 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended June 30, 1996.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     There is incorporated herein by reference the information required by this
Item in the Company's definitive proxy statement for the 1996 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended June 30, 1996.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)  Documents Filed with Report

                  1.  Consolidated Financial Statements

                  The consolidated financial statements listed on the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this report.

                  2.  Financial Statement Schedule

                  The financial statement schedule listed on the accompanying Index to Consolidated Financial Statements and Schedule is filed as part of this report.

                  3.  Exhibits

                  The exhibits listed on the accompanying Index to Exhibits at page 39 are filed as part of this report.

         (b)  Reports on Form 8-K

                  The Registrant has not filed any reports on Form 8-K during the last quarter of the year for which this report is filed.

                       EMULEX CORPORATION AND SUBSIDIARIES
                           Annual Report -- Form 10-K
                         Items 8, 14(a)(1) and 14(a)(2)
                 Index to Consolidated Financial Statements and
                    Schedule June 30, 1996, July 2, 1995 and
                                  July 3, 1994
                   (With Independent Auditors' Report Thereon)



Consolidated Financial Statements                                                          Page Number
- ---------------------------------                                                          -----------

Independent Auditors' Report..........................................................         19

Consolidated Balance Sheets-- June 30, 1996 and July 2, 1995 .........................         20

Consolidated Statements of Operations--Years ended June 30, 1996,
  July 2, 1995 and July 3, 1994 ......................................................         21

Consolidated Statements of Stockholders' Equity--Years ended
  June 30, 1996, July 2, 1995 and July 3, 1994........................................         22

Consolidated Statements of Cash Flows--Years ended
  June 30, 1996, July 2, 1995 and July 3, 1994 .......................................         23

Notes to Consolidated Financial Statements............................................         24


Schedule

Schedule II  - Valuation and Qualifying Accounts and Reserves.........................         37




All other schedules are omitted because the required information is not applicable or the information is presented in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT






The Board of Directors
Emulex Corporation:

We have audited the consolidated financial statements of Emulex Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emulex Corporation and subsidiaries as of June 30, 1996 and July 2, 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






KPMG Peat Marwick LLP


Orange County, California
August 9, 1996

                       EMULEX CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                         June 30, 1996 and July 2, 1995
                        (in thousands, except share data)

                                                                                         1996          1995
                                                                                        -------       -------
       Assets (note 5)

       Current assets:
            Cash and cash equivalents ...........................................       $ 1,635       $10,308
            Accounts and notes receivable, less allowance for
               doubtful accounts of $482 in 1996 and $492 in 1995 ...............        12,993        12,896
            Inventories, net  (note 3) ..........................................        14,671        14,261
            Prepaid expenses ....................................................         1,892         1,199
            Income tax receivable (note 4) ......................................           388           350
                                                                                        -------       -------
                Total current assets ............................................        31,579        39,014

       Property, plant and equipment, net (notes 3 and 10) ......................         7,533         8,451
       Other assets .............................................................           188            85
                                                                                        -------       -------

                                                                                        $39,300       $47,550
                                                                                        =======       =======

       Liabilities and Stockholders' Equity

       Current liabilities:
            Current installments of capitalized lease obligations (note 10) .....       $   261       $   243
            Accounts payable ....................................................         8,699         8,371
            Accrued liabilities (note 3) ........................................         5,846         5,356
            Deferred income taxes (note 4) ......................................           688          --
                                                                                        -------       -------
                Total current liabilities .......................................        15,494        13,970

       Capitalized lease obligations, excluding
            current installments (note 10) ......................................           204           253
       Deferred income taxes  (note 4) ..........................................         1,572         2,649
                                                                                        -------       -------

                                                                                         17,270        16,872
                                                                                        -------       -------

       Commitments and contingencies  (note 10)

       Stockholders' equity (notes 2 and 6):
            Preferred stock, $.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior
                Participating Preferred Stock); none issued and
                outstanding .....................................................          --            --
            Common stock, $.20 par value; 20,000,000 shares
                authorized; 5,993,403 and 5,860,923 issued and
                outstanding in 1996 and 1995, respectively ......................         1,199         1,172
            Additional paid-in capital ..........................................         6,627         6,014
            Retained earnings ...................................................        14,204        23,492
                                                                                        -------       -------

       Total stockholders' equity ...............................................        22,030        30,678
                                                                                        -------       -------

                                                                                        $39,300       $47,550
                                                                                        =======       =======



See accompanying notes to consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
            Years Ended June 30, 1996, July 2, 1995 and July 3, 1994
                      (in thousands, except per share data)

                                                                 1996            1995           1994
                                                               --------        --------        --------
                                                              (52 weeks)      (52 weeks)      (53 weeks)

       Net revenues (note 9) ...........................       $ 51,338        $ 75,475        $ 61,558
       Cost of sales ...................................         34,538          44,412          38,248
                                                               --------        --------        --------
          Gross profit .................................         16,800          31,063          23,310

       Operating expenses:
          Engineering and development ..................         11,387          10,674           8,498
          Selling and marketing ........................         11,381          12,170          13,361
          General and administrative ...................          4,940           5,435           5,393
          Amortization of goodwill .....................           --               337             467
          Impairment of goodwill .......................           --               785           1,001
          Consolidation charges ........................           --              --             2,413
                                                               --------        --------        --------
              Total operating expenses .................         27,708          29,401          31,133
                                                               --------        --------        --------

              Operating income (loss) ..................        (10,908)          1,662          (7,823)
       Nonoperating income (note 7) ....................            483           1,120             123
                                                               --------        --------        --------

              Income (loss) from continuing operations
                before income taxes ....................        (10,425)          2,782          (7,700)

       Income tax benefit (note 4) .....................         (1,137)         (1,156)            (23)
                                                               --------        --------        --------

       Income (loss) from continuing operations ........         (9,288)          3,938          (7,677)

       Discontinued operations (note 2):
          Loss from discontinued operations,
              net of income tax ........................           --              --            (4,558)

          Loss on disposal of discontinued
              operations, net of income tax ............           --              --            (2,994)
                                                               --------        --------        --------

          Net income (loss) ............................       $ (9,288)       $  3,938        $(15,229)
                                                               ========        ========        ========


       Income (loss) from continuing operations per
          common and common equivalent share ...........       $  (1.56)       $   0.64        $  (1.39)


       Loss from discontinued operations and disposal
          of discontinued operations, net of income tax,
          per common and common equivalent share .......           --              --             (1.36)
                                                               --------        --------        --------

       Net income (loss) per common and
          common equivalent share ......................       $  (1.56)       $   0.64        $  (2.75)
                                                               ========        ========        ========
       Weighted average number of common
          and common equivalent shares .................          5,936           6,172           5,537
                                                               ========        ========        ========



See accompanying notes to consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
            Years ended June 30, 1996, July 2, 1995 and July 3, 1994
                        (in thousands, except share data)

                                                            Common Stock            Additional                       Total
                                                     --------------------------      Paid-In        Retained      Stockholders'
                                                       Shares          Amount        Capital        Earnings         Equity
                                                     ----------      ----------     ----------     ----------      ----------
 Balance at June 27, 1993 ......................      5,498,847      $    1,100     $    4,198     $   48,184      $   53,482

    Exercise of stock options (note 6) .........         79,643              16            691           --               707
    Repurchase and cancellation
       of common stock .........................            (29)           --             --             --              --
    Distribution of QLogic Corporation
       common stock (note 2) ...................           --              --             --          (13,401)        (13,401)
    Net loss ...................................           --              --             --          (15,229)        (15,229)
                                                     ----------      ----------     ----------     ----------      ----------

 Balance at July 3, 1994 .......................      5,578,461           1,116          4,889         19,554          25,559

    Exercise of stock options (note 6)..........        282,462              56          1,125           --             1,181
    Net income .................................           --              --             --            3,938           3,938
                                                     ----------      ----------     ----------     ----------      ----------

 Balance at July 2, 1995 .......................      5,860,923           1,172          6,014         23,492          30,678

    Exercise of stock options (note 6) .........        132,480              27            613           --               640
    Net loss ...................................           --              --             --           (9,288)         (9,288)
                                                     ----------      ----------     ----------     ----------      ----------


Balance at June 30, 1996 .......................      5,993,403      $    1,199     $    6,627     $   14,204      $   22,030
                                                     ==========      ==========     ==========     ==========      ==========



See accompanying notes to consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
            Years Ended June 30, 1996, July 2, 1995 and July 3, 1994
                                 (in thousands)

                                                                                       1996            1995            1994
                                                                                     --------        --------        --------

    Cash flows from operating activities:
    Income (loss) from continuing operations                                         $ (9,288)       $  3,938        $ (7,677)
       Adjustments to reconcile income (loss) from continuing
         operations to net cash provided by (used in) operating activities:
            Depreciation, amortization and goodwill impairment                          2,412           4,619           5,191
            Loss (gain) on disposal of property, plant and equipment                     (125)            109           1,515
            Provision for doubtful accounts                                               125              64             317
            Changes in assets and liabilities:
               Accounts receivable                                                       (222)         (3,204)            835
               Inventories                                                               (410)         (5,323)          3,213
               Income tax receivable                                                      (38)           (113)            501
               Accounts payable                                                           328           5,356          (1,733)
               Accrued liabilities                                                        564            (151)           (164)
               Deferred income taxes                                                     (389)            584             (14)
               Deferred income                                                           --                (1)             (9)
               Prepaid expenses                                                          (693)           (750)            167
               Other assets                                                              (103)            283              35
                                                                                     --------        --------        --------
                 Net cash provided by (used in) operating activities                   (7,839)          5,411           2,177
                                                                                     --------        --------        --------

    Cash flows from investing activities:
    Net proceeds from sale of property, plant and equipment                             1,032               8              13
    Additions to property, plant and equipment                                         (2,189)         (2,353)         (1,709)
    Additions to intangibles                                                             --              --            (1,286)
                                                                                     --------        --------        --------
         Net cash used in investing activities                                         (1,157)         (2,345)         (2,982)
                                                                                     --------        --------        --------

    Cash flows from financing activities:
    Principal payments under capital leases                                              (243)           (261)           (579)
    Payments on short-term notes payable to bank, net                                    --              --            (1,610)
    Proceeds from issuance of common stock                                                640           1,181             707
                                                                                     --------        --------        --------
         Net cash provided by (used in) financing activities                              397             920          (1,482)
                                                                                     --------        --------        --------

 Net cash provided by (used in) continuing operations                                  (8,599)          3,986          (2,287)

 Net cash used in discontinued operations                                                 (74)           (450)         (9,304)
                                                                                     --------        --------        --------

 Net increase (decrease) in cash and cash equivalents                                  (8,673)          3,536         (11,591)

 Cash and cash equivalents at beginning of year                                        10,308           6,772          18,363
                                                                                     --------        --------        --------
 Cash and cash equivalents at end of year                                            $  1,635        $ 10,308        $  6,772
                                                                                     ========        ========        ========

 Supplemental disclosures:
 Cash paid during the year (related to continuing and discontinued operations)
    for:
       Interest                                                                      $     33        $     28        $    325
       Income taxes                                                                       141               8             934


Capital lease obligations of $212 were incurred in 1996, when the Company entered into a lease for new equipment.

See accompanying notes to consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                  June 30, 1996, July 2, 1995 and July 3, 1994
                        (in thousands, except share data)

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation

         The consolidated financial statements include the accounts of Emulex Corporation, a Delaware corporation, and its wholly-owned subsidiaries (collectively, the "Company" or "Emulex"). All significant intercompany balances and transactions have been eliminated in consolidation.

         Fiscal Year

         The Company's fiscal year ends on the Sunday nearest June 30. Fiscal year 1994 comprised 53 weeks. Fiscal years 1996 and 1995 each comprised 52 weeks.

         Reverse Stock Split

         On February 24, 1994, the Board of Directors of the Company declared a one-for-two reverse split of the Company's common stock to stockholders of record on February 25, 1994. Par value of the common stock increased from $0.10 to $0.20 per share. Accordingly, all references to share and per share data have been retroactively restated to reflect this one-for-two reverse stock split.

         Consolidation Charges

         The Company incurred consolidation charges of $2,413 during 1994, primarily as a result of restructuring activities initiated in the second quarter of that year. These charges included a provision of approximately $625 for closing the Company's Italian operations, $550 to write off fixed assets no longer used, $600 to consolidate facilities and manufacturing operations and $630 for employee termination costs. The estimated number of employees to be terminated in association with the $630 termination cost provision was 60, of which approximately 50 percent were in manufacturing with the remaining 50 percent spread out among engineering, sales, marketing and general and administrative services. The actual number of employees terminated through the end of 1994 under the original plan was 49, and the amount of termination benefits paid and charged for the same period was approximately $316. Although the majority of restructuring activities were completed by the end of 1994, the Company continued to phase in certain elements of the restructuring plan during 1995. Specifically, of the $729 of charges incurred against the consolidation reserve in 1995, approximately $373 was for termination benefits and related costs, $192 for excess capacity and $164 for other costs. The actual number of employees terminated in 1995 under the original plan was 10. The consolidation plan was substantially complete as of July 2, 1995, and the accrual approximated the actual costs incurred.

         Foreign Currency Translation

         The Company has designated the U.S. dollar as its functional currency. Accordingly, monetary assets and liabilities denominated in foreign currencies are remeasured into the U.S. dollar at the exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into the U.S. dollar at the appropriate historical exchange rates. Income and expense amounts denominated in foreign currencies are remeasured into the U.S. dollar at the average exchange rates during the period, except for expense items related to non-monetary accounts, which are remeasured at the appropriate historical exchange rates. Net foreign exchange gains and losses are included in other nonoperating income (expense) in the period incurred (see note 7).

                               EMULEX CORPORATION
                   Notes to Consolidated Financial Statements



         Cash Equivalents

         At June 30, 1996, $367 of money market fund investments are included in cash and cash equivalents. All highly liquid debt instruments with original maturities of three months or less are considered to be cash equivalents.

         Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or net realizable value.

         Property, Plant and Equipment

         Property, plant and equipment are stated at cost, and depreciation and amortization are provided on the straight-line method over estimated useful lives of two to thirty years.

         Intangible Assets

         Intangible assets are stated at the lower of cost or net realizable value, less accumulated amortization. Amortization is provided on a straight-line basis over the estimated useful lives of the assets and totaled $0, $2,588 and $1,662 for the years ended June 30, 1996, July 2, 1995 and July 3, 1994, respectively. Intangible assets consist of goodwill (discussed below), capitalized software development costs (discussed below) and license fees.

              Goodwill

         Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized over the periods expected to be benefited. In 1995, the Company adopted Statement of Financial Accounting Standards No. ("Statement") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Under the provisions of Statement 121, the recoverability of goodwill is assessed by determining whether the amortization of goodwill over its remaining life can be recovered through projected undiscounted future cash flows. The amount of goodwill impairment, if any, is measured based on projected discounted future cash flows. Prior to the adoption of Statement 121, the Company had used a similar approach for assessing the recoverability of goodwill based on net income.

         In October 1991, the Company recorded goodwill related to the acquisition of InterConnections, Inc. in the amount of $3,599 assuming a useful life of six years. During the quarter ended December 26, 1993, the Company completed a forecast of its operations, including its InterConnections, Inc. subsidiary. The forecast indicated that the expected future financial results no longer supported full recoverability of the unamortized goodwill and that a partial impairment of the asset had resulted. The amount of the impairment was determined to be $1,001, and was recognized as a charge to partially write down the remaining unamortized goodwill balance in the quarter ended December 26, 1993. Remaining unamortized goodwill related to the acquisition of InterConnections at July 3, 1994 was $1,122.

         In the fourth quarter of 1995, as the result of weak sales and changes in the marketplace, the Company decided to discontinue the product line that was the basis for the remaining goodwill at InterConnections, Inc. With no future product revenues, a review of the expected future cash flows from the product line, undiscounted and without interest charges, indicated that the remaining unamortized goodwill was fully impaired. A charge of $785 to operating expenses was recorded in the fourth quarter of 1995 to write off the remaining unamortized goodwill from the InterConnections, Inc. acquisition.

                               EMULEX CORPORATION
                   Notes to Consolidated Financial Statements



              Capitalized Software Development Costs

         Capitalized software development costs consist of costs to purchase software and to develop software internally. Capitalization of internally developed software begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require judgment by management with respect to certain external factors, including but not limited to, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. The amount of software development costs capitalized in 1994 was $1,269. No software development costs were capitalized in 1996 or 1995.

         Further, Statement 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," requires that at each balance sheet date the unamortized costs of a computer software product be compared to the net realizable value of that product. The amount by which the unamortized costs exceed the net realizable value of a product is to be written off. The Company's capitalized software development costs were primarily associated with the InterConnections, Inc. product line discussed above in Goodwill. As a result of the Company's decision to discontinue this product line, there will be no future product revenue stream to support the capitalized software development costs. Accordingly, in the fourth quarter of 1995, the Company recorded a charge of $685 to cost of sales to write off all remaining capitalized software development costs.

         Software Revenue Recognition

         The Company recognizes revenue from licenses of networking software upon delivery and acceptance of the product. Revenue from sales of post-contract customer support ("PCS") agreements is recognized at the time of sale, with a reserve maintained equivalent to the cost of providing the related services, as the estimated cost of providing PCS during the initial period of the PCS arrangement is insignificant.

         Distributor Revenue Recognition

         The Company has agreements with certain of its distributors and Master VAR's to provide price protection and stock rotation privileges with respect to inventories which the distributors may have on hand when the Company's published list prices are reduced and/or when items are slow moving. These agreements may be terminated upon written notice by either party. Pursuant to the Company's contractual obligations under these agreements, or in the event of termination, the Company may be obligated to issue credits to provide price protection and/or to repurchase a certain portion of a distributor's or Master VAR's inventory. The Company recognizes revenue at the time of shipment and records a reserve for price protection and inventory repurchase.

         Net Income (Loss) per Share

         Net income (loss) per common and common equivalent share was computed based on the weighted average number of common and common equivalent shares outstanding during the years presented. Primary and fully diluted net income (loss) per share are approximately the same. The Company has granted certain stock options (see note 6) which have been treated as common share equivalents, except in those periods where such inclusion would be antidilutive.

         Fair Value of Financial Instruments

         In December 1991, the Financial Accounting Standards Board issued Statement 107, "Disclosures about Fair Value of Financial Instruments." Statement 107 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. Statement 107 defines fair value of a financial instrument as the amount

                               EMULEX CORPORATION
                   Notes to Consolidated Financial Statements



         at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 1996, the fair value of all financial instruments approximated carrying value.

         Accounting for Stock Options

         In October 1995, the Financial Accounting Standards Board issued Statement 123, "Accounting for Stock-Based Compensation" which encourages, but does not require, a fair value based method of accounting for employee stock options. Statement 123 will be effective for fiscal years beginning after December 15, 1995. While the Company is still evaluating Statement 123, it currently expects to elect to continue to measure compensation cost under APB Opinion No. 25, "Accounting for Stock Issued to Employees." Management does not believe that the adoption of this new standard will have a material effect on the Company's consolidated financial statements.

         Use of Estimates

         Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

         Income Taxes

         The Company accounts for income taxes pursuant to Statement 109, "Accounting for Income Taxes." Statement 109 uses the asset and liability method of accounting for income taxes, which recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         Reclassifications

         Certain reclassifications have been made to the 1995 and 1994 consolidated financial statements to conform to the 1996 presentation.

NOTE 2   DISCONTINUED OPERATIONS

         In April 1992, the Company announced it was evaluating a plan to establish QLogic Corporation ("QLogic"), formerly the micro devices division, as a separate, publicly-traded company. The decision to spin off QLogic, then a wholly-owned subsidiary of the Company, was based on the Company's belief that QLogic had certain characteristics that were significantly different from the remaining business operations of the Company, and that QLogic would be better able to focus on those characteristics as a separate company, including having independent access to equity markets as a source of funding for future growth and potential acquisitions.

         At a special meeting of stockholders of the Company held on February 24, 1994, the stockholders voted on a single, unified proposal which in part provided for the distribution (the "Distribution") to stockholders, on a share-for-share basis, of all outstanding shares of common stock of QLogic. On February 28, 1994, subsequent to stockholders approving the aforementioned proposal, the Company declared a special distribution to the Company's stockholders of all the shares of QLogic effective on the record date, February 25, 1994. In addition, on February 25, 1994, the Securities and Exchange Commission declared the Registration Statement on Form 10 of QLogic effective, and trading commenced under the symbol QLGC on the Nasdaq National Market.

                               EMULEX CORPORATION
                   Notes to Consolidated Financial Statements



         The results of operations for the year ended July 3, 1994 have been restated to present QLogic as a discontinued operation. As of July 2, 1995 there were no remaining assets or liabilities of the discontinued QLogic operation. The loss from discontinued operations as a result of the spin-off of QLogic for 1994 was $4,558, after tax. The Company recorded a loss on disposal of discontinued operations of $2,994, after tax. The loss on disposal consisted primarily of legal, accounting and investment banking fees.

NOTE 3   BALANCE SHEET DETAIL

Components of inventories are as follows:

                                                                    1996            1995
                                                                  --------        --------

   Raw materials ..........................................       $  8,074        $  9,223
   Work-in-process ........................................          1,844           2,036
   Finished goods .........................................          4,753           3,002
                                                                  --------        --------

                                                                  $ 14,671        $ 14,261
                                                                  ========        ========


Components of property, plant and equipment are as follows:
                                                                    1996            1995
                                                                  --------        --------

   Land ...................................................       $    531        $    694
   Buildings ..............................................          2,114           2,924
   Production and test equipment ..........................         13,375          12,551
   Furniture and fixtures .................................          3,861           4,641
   Leasehold improvements .................................            401             379
   Other equipment ........................................            492             329
                                                                  --------        --------

                                                                    20,774          21,518

   Less accumulated depreciation and amortization .........        (13,241)        (13,067)
                                                                  --------        --------

                                                                  $  7,533        $  8,451
                                                                  ========        ========


Components of accrued liabilities are as follows:
                                                                    1996            1995
                                                                  --------        --------

   Payroll and related costs ..............................       $  1,896        $  2,104
   Warranty and related reserves ..........................            883             663
   Royalties ..............................................            824             352
   Other ..................................................          2,243           2,237
                                                                  --------        --------

                                                                  $  5,846        $  5,356
                                                                  ========        ========

                               EMULEX CORPORATION
                   Notes to Consolidated Financial Statements



NOTE 4   INCOME TAXES

         The components of income tax benefit from continuing operations include the following:

                                 1996           1995           1994
                               -------        -------        -------
Federal:
   Current .............       $  (753)       $(1,174)       $  --
   Deferred ............          (387)           105            445
State:
   Current .............          --             --             --
   Deferred ............          --             (105)          (445)
Foreign and Puerto Rico:
   Current .............             3             18            (23)
   Deferred ............          --             --             --
                               -------        -------        -------

                               $(1,137)       $(1,156)       $   (23)
                               =======        =======        =======

         Income (loss) from continuing operations before income taxes consisted of the following:

                      1996            1995           1994
                    --------        --------       --------

*  Domestic .       $(10,010)       $  2,388       $ (7,319)
   Foreign ..           (415)            394           (381)
                    --------        --------       --------

        Total       $(10,425)       $  2,782       $ (7,700)
                    ========        ========       ========

* Domestic income includes the Company's Puerto Rico and Virgin Islands operations.


The significant components of deferred income tax expense (benefit) attributable to income from continuing operations for the year ended June 30, 1996 are as follows:

Deferred tax expense (exclusive of the effects of
 other components listed below) ................       $(2,941)

Increase in beginning-of-the-year balance of the
 valuation allowance for deferred tax assets ...         2,554
                                                       -------
                                                       $  (387)
                                                       =======


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                                               1996            1995
                                                                             --------        --------
Deferred tax assets:
   Reserves not currently deductible .................................       $    825        $    668
   Provisions for discontinued operations ............................            116             683
   Net operating loss carryforwards ..................................         13,357          10,078
   Business credit carryforwards .....................................          2,618           2,368
   Alternative minimum tax credit carryforwards ......................          1,865           1,865
                                                                             --------        --------

      Total gross deferred tax assets ................................         18,781          15,662
      Less valuation allowance .......................................        (16,644)        (13,226)
                                                                             --------        --------
      Net deferred tax assets ........................................          2,137           2,436
                                                                             --------        --------

         Deferred tax liabilities:

                               EMULEX CORPORATION
                   Notes to Consolidated Financial Statements

Capitalization of inventory costs .....          258          260
Various state taxes ...................          524          290
Accelerated depreciation ..............          117          141
Taxes provided on Emulex Caribe, Inc.
  undistributed income ................        1,286        1,849
Other .................................        2,212        2,545
                                              ------       ------
   Total gross deferred tax liabilities        4,397        5,085
                                              ------       ------

   Net deferred tax liabilities .......       $2,260       $2,649
                                              ======       ======


Based on the Company's historical pre-tax results of operations, management believes it is more likely than not that the Company will realize the benefit of the existing deferred tax assets, which are not offset by a valuation allowance, as of June 30, 1996. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement earnings from operations to fully realize recorded tax benefits.

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of June 30, 1996 will be allocated as follows:

Income tax benefit that would be reported in the
  consolidated statements of operations ........       $14,870

Additional paid-in capital .....................         1,774
                                                       -------
                                                       $16,644
                                                       =======

Income tax expense realized from discontinued operations was $200 for 1994.

The effective income tax benefit on pretax income (loss) from continuing operations differs from expected federal income tax for the following reasons:

                                                      1996           1995           1994
                                                     -------        -------        -------

Expected income tax at 34 percent ............       $(3,545)       $   946        $(2,618)
State income tax, net of federal tax benefit .          (285)           135           (332)
Net increase in tax as a result of Emulex
   Caribe, Inc. and foreign income taxed at
   a rate different from U.S. statutory rate .         1,216           (972)          (336)
Puerto Rican tollgate taxes provided for
   current year income .......................          --              168           --
Amortization and impairment of goodwill ......          --              449            587
Change in beginning-of-the-year balance of the
   valuation allowance for deferred tax assets
   allocated to income tax expense ...........         2,554           (439)         2,285
Refund received from Internal Revenue Service           --           (1,581)          --
Recovery received from QLogic pursuant to tax
   sharing agreement .........................          (750)          --             --
Other, net ...................................          (327)           138            391
                                                     -------        -------        -------

                                                     $(1,137)       $(1,156)       $   (23)
                                                     =======        =======        =======

During the year ended June 30, 1996, the Company received a $750 federal income tax benefit related to a recovery under a tax sharing agreement with QLogic Corp. (a former subsidiary of the Company).

                               EMULEX CORPORATION
                   Notes to Consolidated Financial Statements


         During the year ended July 2, 1995, the Company received a federal income tax refund of $1,581 pertaining to prior years.

         At June 30, 1996, the Company had net operating loss carryforwards for federal income tax purposes of $38,026 which are available to offset future federal taxable income through 2011 and $10,065 for state purposes available through 2001. The Company also has business credit carryforwards for federal purposes of approximately $2,003 which are available to reduce federal income taxes through 2010. In addition, the Company has alternative minimum tax credit carryforwards of approximately $1,865 which are available to reduce future federal regular income taxes over an indefinite period. Additionally, the Company has approximately $609 of research and experimentation credit carryforwards for state purposes available through 2011.

         The Company is currently undergoing an examination by the California Franchise Tax Board for the Company's California income tax returns for years 1991, 1990 and 1989. In the opinion of management, this examination will not have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE 5   LINE OF CREDIT

         The Company had a $5,000 bank line of credit with Silicon Valley Bank ("SVB") that was to have expired in September 1996. In August 1996, the Company expanded this line of credit to $7,000, and extended it one year to expire in September 1997. The agreement allows the Company to borrow at the bank's prime rate (8.25 percent at June 30, 1996) plus one half percent for borrowings less than $2,000 and prime plus two percent if borrowings exceed $2,000. There were no borrowings outstanding under this line at June 30, 1996 and July 2, 1995. The bank line of credit is secured by substantially all assets and requires the Company to satisfy certain financial and other covenants and conditions, including prescribed levels of tangible net worth, profitability and liquidity, and prohibits, among other things, the payment of cash dividends. At June 30, 1996, the Company was in compliance with all such covenants.

NOTE 6   STOCK OPTIONS AND PURCHASE RIGHTS

         Under the Company's Employee Stock Option Plan (the "Plan"), the exercise price of options granted will not be less than the fair market value at the date of grant. The total number of shares of common stock available for grant under the Plan is 2,380,000. Unless otherwise provided by the Board of Directors or a committee of the Board administering the Plan, each option granted under the Plan becomes exercisable at the rate of 25 percent one year after the date of grant with an additional 6.25 percent becoming exercisable each three-month interval thereafter.

         Under the Company's Non-Employee Director Stock Option Plan (the "Director Plan"), a maximum of 125,000 shares of common stock of the Company can be issued. The Director Plan provides that an option to purchase 12,500 shares of common stock of the Company will be granted to each non-employee director of the Company upon the first date that such director becomes eligible to participate. Options granted under the Director Plan are non-qualified stock options. The exercise price per option granted will not be less than the fair market value at the date of grant. No option granted under the Director Plan shall be exercisable after the expiration of the earlier of (i) ten years following the date the option is granted or (ii) one year following the date the optionee ceases to be a director of the Company. Unless terminated sooner by the Board, the Director Plan will expire on December 31, 1996. No shares were granted during 1996 or 1995. In 1994, 25,000 shares were granted at an average exercise price of $5.125.

         In connection with the distribution in February 1994 of shares of common stock of QLogic Corporation to the Company's stockholders (the "Distribution") and a one-for-two reverse stock split, certain adjustments were made to options outstanding under the Plan and the Director Plan on the date of the distribution (the "Distribution Date"). Each option which was outstanding under the Plan on the Distribution Date (a "Converted Option"), other than options held by the Company's President and Chief Executive Officer, was converted into two separately exercisable options: one to purchase the

                               EMULEX CORPORATION
                   Notes to Consolidated Financial Statements

         same number of shares of Emulex common stock which the Converted Option covered as of the Distribution Date, after adjustment for the reverse stock split (a "New Emulex Option"); and one to purchase that same number of shares of QLogic common stock (a "New QLogic Option"). The purchase price per share of Emulex common stock subject to the New Emulex Option was an amount which bears the same ratio to the exercise price per share under the Converted Option (after adjustment for the reverse stock split) that the fair market value of Emulex common stock after the Distribution bears to the sum of the fair market value per share of Emulex common stock after the Distribution plus the fair market value per share of QLogic common stock after the Distribution. The President and Chief Executive Officer of the Company held an option to purchase 250,000 shares of Emulex common stock at a price of $6.50 per share under the Plan. On the Distribution Date, his option was converted into two separately exercisable options: one to purchase the same number of shares of Emulex common stock which the Converted Option covered as of the Distribution Date, after adjustment for the reverse stock split, and a second option to purchase 25,000 shares of QLogic common stock after giving effect to the reverse stock split. The purchase price per share of Emulex common stock and QLogic common stock subject to the Emulex option and the QLogic option was the fair market value per share of Emulex common stock and QLogic common stock, respectively, after the Distribution.

         In connection with the Distribution, each option which was outstanding under the Director Plan on the Distribution Date was converted into a New Emulex Option and a New QLogic Option in substantially the same manner that Converted Options held by employees under the Plan were converted, as described above. Service as a director of either Emulex or QLogic after the distribution is treated the same as service as a director of the other for purposes of determining termination and vesting of exercisability of both new options.

         Following is a summary of stock option transactions for 1996, 1995 and 1994:

                                           Number             Price
                                          of Shares          per Share          Amount
                                          ---------          ---------          ------

Options outstanding at June 27, 1993        702,095       $ 1.72 - 18.00       $ 9,059

  Granted ..........................        328,074         3.78 - 13.00         2,958
  Exercised ........................        (79,643)        3.69 - 12.25          (707)
  Canceled .........................       (106,006)        3.61 - 18.00        (1,146)
  Distribution of QLogic
    common stock (see note 2) ......           --           0.57 - 17.50        (6,384)
                                           --------       --------------       -------

Options outstanding at July 3, 1994         844,520         0.57 -  6.88         3,780

  Granted ..........................        233,500         6.50 - 23.75         3,198
  Exercised ........................       (282,462)        0.57 -  6.88        (1,181)
  Canceled .........................        (61,614)        3.78 - 13.00          (322)
                                           --------       --------------       -------

Options outstanding at July 2, 1995         733,944         1.83 - 23.75         5,475

  Granted ..........................        284,800        10.13 - 28.38         5,275
  Exercised ........................       (132,480)        1.83 - 15.06          (640)
  Canceled .........................        (85,066)        3.78 - 23.75          (889)
                                           --------       --------------       -------

Options outstanding at June 30, 1996        801,198       $ 3.20 - 28.38       $ 9,221
                                           ========       ==============       =======

       The exercisable options outstanding were 262,564 at June 30, 1996.

                               EMULEX CORPORATION
                   Notes to Consolidated Financial Statements



       The Company has a Shareholder Rights Plan that provides for Preferred Stock Purchase Rights ("Rights") that attach to and transfer with each share of common stock. When the Rights become exercisable, each Right entitles the holder to purchase from the Company one unit consisting of 1/100 of a share of Series A Junior Participating Preferred Stock for $50 per unit, subject to adjustment. The Rights become exercisable if (i) a person or group ("Acquiring Person") has acquired, or obtained the right to acquire, 20 percent or more of the outstanding shares of common stock,
       (ii) a person becomes the beneficial owner of 30 percent or more of the outstanding shares of common stock, (iii) an Acquiring Person engages in one or more "self-dealing" transactions with the Company or (iv) an event occurs which results in an Acquiring Person's ownership interest being increased by more than 1 percent. Upon exercise and payment of the purchase price for the Rights, the Rights holder (other than an Acquiring Person) will have the right to receive Company common stock (or, in certain circumstances, cash, property or other securities of the Company) equal to two times the purchase price. The Company is entitled to redeem the Rights at any time prior to the expiration of the Rights in January 1999, or 10 days following the time that a person has acquired beneficial ownership of 20 percent or more of the shares of common stock then outstanding. The Company is entitled to redeem the Rights in whole, but not in part, at a price of $0.01 per Right, subject to adjustment.

NOTE 7   NONOPERATING INCOME

         Nonoperating income, net, from continuing operations is as follows:

                                 1996           1995           1994
                               -------        -------        -------

Interest income ........       $   248        $ 1,055        $   252
Interest expense .......           (43)           (18)          (110)
Foreign exchange .......           (34)            51            (79)
Gain on sale of building           312           --             --
Other ..................          --               32             60
                               -------        -------        -------

                               $   483        $ 1,120        $   123
                               =======        =======        =======

NOTE 8 EMPLOYEE RETIREMENT SAVINGS PLAN

         The Company has a pretax savings and profit sharing plan under Section 401(k) of the Internal Revenue Code for substantially all domestic employees. Under the plan, eligible employees are able to contribute up to 12 percent of their compensation not to exceed the maximum IRS deferral amount. Company discretionary contributions match up to 3 percent of a participant's compensation. The Company's contributions under this plan were $287, $272, and $291 in 1996, 1995 and 1994, respectively.

         The Company has a similar plan for all employees in the Company's Puerto Rico facility under Section 165(e) of the Internal Revenue Code. Under the plan, eligible employees are able to contribute up to 10 percent of their compensation not to exceed the maximum IRS deferral amount. Company discretionary contributions match up to 3 percent of a participant's compensation. The Company's contributions under this plan were $88, $88 and $75 for 1996, 1995 and 1994, respectively.

NOTE 9      EXPORT REVENUES AND SIGNIFICANT CUSTOMERS

         The Company designs, manufactures and markets three major distinct product families: network access servers, printer servers and high-speed Fibre Channel products. The Company markets these products through distributors, resellers and to large OEMs, such as IBM Corporation and Xerox. The Company's export revenues were approximately $20,700, $35,200 and $25,846 representing 40, 47 and 42 percent of consolidated net revenues for 1996, 1995 and 1994, respectively. The majority of export shipments are to the European marketplace.

                               EMULEX CORPORATION
                   Notes to Consolidated Financial Statements



         In 1996, IBM Corporation represented 15 percent of revenues. In 1995, Reuters and Xerox represented 16 and 13 percent of revenues, respectively. No customer represented more than 10 percent of revenues in 1994. The Company derived approximately 39, 53 and 49 percent of its revenues from sales to OEMs in 1996, 1995 and 1994, respectively. Emulex's operating results could be adversely affected if sales to one or more such customers significantly decline, or if any one of these customers develop alternative sources for the Company's products.

NOTE 10  COMMITMENTS AND CONTINGENCIES

         Leases

         The Company leases certain facilities and equipment under long-term noncancelable operating lease agreements which expire at various dates through 2000. Rent expense for the Company under operating leases, including month-to-month rentals, totaled $1,178, $1,189 and $1,152 in 1996, 1995 and 1994, respectively.

         Future minimum noncancelable lease commitments are as follows:

                                               Capitalized    Operating
                                                 Leases        Leases
                                               -----------    ---------
Fiscal year:
1997 ......................................       $  283       $1,149
1998 ......................................          140          723
1999 ......................................           84          558
2000 ......................................            7          140
                                                  ------       ------

Total minimum lease payments ..............          514       $2,570
                                                               ======
Less amounts representing interest ........           49
                                                  ------
Present value of future minimum capitalized
   lease obligations ......................          465
Less current installments under capitalized
   lease obligations ......................          261
                                                  ------

Capitalized lease obligations, excluding
   current installments ...................       $  204
                                                  ======


         In January 1994, in anticipation of the Distribution, the Company agreed to assign its lease on a 70,000 square foot facility to QLogic. In consideration to the lessor, the Company has agreed to guaranty satisfaction of all obligations and responsibilities of QLogic to the lessor under the terms and conditions of the lease should QLogic default on said terms and conditions during the term of the lease, which terminates on October 31, 1999. In the event of a default by QLogic, the Company reserves the right to seek reimbursement from QLogic for any and all expenses the Company incurs due to the default.

         Litigation

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

                               EMULEX CORPORATION
                   Notes to Consolidated Financial Statements




      NOTE 11    QUARTERLY FINANCIAL DATA (UNAUDITED)

                Selected quarterly financial data for continuing operations for 1996 and 1995 are as follows:

                       Net                         Net              Net
                    Revenues     Gross Profit  Income (loss)   Income (loss)*
                    --------     ------------  -------------   --------------
1996:
Fourth quarter....   $15,516       $ 5,225       $  (554)       $ (0.09)
Third quarter.....    12,702         4,257        (2,337)         (0.39)
Second quarter....    12,672         4,024        (2,916)         (0.49)
First quarter.....    10,448         3,294        (3,481)         (0.59)
                     -------       -------        -------

Total ............   $51,338       $16,800       $(9,288)
                     =======       =======        =======

1995:
Fourth quarter....   $19,583       $ 7,687       $ 1,099        $  0.17
Third quarter.....    19,104         8,087           874           0.14
Second quarter....    18,277         7,759         1,296           0.21
First quarter.....    18,511         7,530           669           0.11
                     -------       -------        -------

Total ............   $75,475       $31,063       $ 3,938
                     =======       =======        =======


         *  Per common and common equivalent share

 .

                        CONSOLIDATED FINANCIAL STATEMENT

                 SCHEDULE OF EMULEX CORPORATION AND SUBSIDIARIES

                                                                     SCHEDULE II


                      EMULEX CORPORATION AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

           YEARS ENDED JUNE 30, 1996, JULY 2, 1995, AND JULY 3, 1994
                                 (IN THOUSANDS)

                                                                              ADDITIONS
                                                                        -----------------------
                                         BALANCE AT      BALANCE        CHARGED TO      AMOUNTS
                                        BEGINNING OF    AT END OF        COST AND       WRITTEN
CLASSIFICATION                             PERIOD        PERIOD          EXPENSES         OFF           OTHER(1)
- --------------                          ------------    ---------       ----------      -------         --------
Year ended June 30, 1996:
   Allowance for doubtful accounts....     $  492        $  125           $  135        $    --          $  482
   Inventory valuation reserves.......     $1,740        $  840           $  871        $    --          $1,709

Year ended July 2, 1995:
   Allowance for doubtful accounts....     $  538        $   64           $  110        $    --          $  492
   Inventory valuation reserves.......     $2,147        $  276           $  683        $    --          $1,740

Year ended July 3, 1994:
   Allowance for doubtful accounts....     $  462        $  317           $  216        $   (25)         $  538
   Inventory valuation reserves.......     $2,714        $3,849           $3,070        $(1,346)         $2,147


- ---------------
(1) Represents distribution to QLogic Corporation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       EMULEX CORPORATION


         Date: August 23, 1996         By: /s/ Paul F. Folino
                                           ------------------
                                           Paul F. Folino,
                                           President, Chief Executive Officer
                                           and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 21, 1996.

                SIGNATURE                                                 TITLE
                ---------                                                 -----
         Principal Executive Officer:


         /s/ Paul F. Folino                                               President, Chief Executive Officer
         -----------------------------------------------
         (Paul F. Folino)                                                 and Director


         Principal Financial and Accounting Officer:


         /s/ Walter J. McBride                                            Sr. Vice President, Chief Financial
         -----------------------------------------------
         (Walter J. McBride)                                              Officer, Secretary and Treasurer


         /s/ Fred B. Cox                                                  Director and Chairman of the Board
         -----------------------------------------------
         (Fred B. Cox)


         /s/ Robert H. Goon                                               Director
         -----------------------------------------------
         (Robert H. Goon)


         /s/ Gary E. Liebl                                                Director
         -----------------------------------------------
         (Gary E. Liebl)


         /s/ Don M. Lyle                                                  Director
         -----------------------------------------------
         (Don M. Lyle)


         /s/ Michael P. Downey                                            Director
         -----------------------------------------------
         (Michael P. Downey)

                                                                                                   PAGE IN
                                                                                                SEQUENTIALLY
EXHIBIT NO.      DESCRIPTION OF EXHIBIT                                                         NUMBERED COPY
- -----------      ------------------------------------------------------------------------       -------------
3.1              Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-4 [File No. 33-9995] filed November
                 6, 1986, as amended by post-effective amendment filed on June 15,
                 1989).


3.2              By-laws (incorporated by reference to Exhibit 4.2 to Registration
                 Statement on Form S-8 [File No. 33-40959] filed June 3, 1991).


3.3              Certificate of Designations of Series A Junior Participating Preferred
                 Stock (incorporated by reference to Exhibit 4 to the Registrant's
                 Current Report on Form 8-K filed February 2, 1989).


4.1              Rights Agreement dated as January 19, 1989 between Emulex Corporation and First Interstate Bank, Ltd. (incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K filed February 2, 1989).


10.1             Emulex Corporation Non-Employee Director Stock Option Plan
                 (incorporated by reference to Annex E and F to the Registrant's Proxy
                 Statement dated January 24, 1994 for the Special Meeting of
                 Stockholders Held on February 24, 1994).


10.2             Standard Industrial Lease--Net dated April 6, 1982 between C.J.
                 Segerstrom & Sons and the Registrant and amendments thereto
                 (incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-1 [File No. 2-79466] filed on September 23, 1982, Exhibit
                 10.8 to the Registrant's 1983 Annual Report on Form 10-K, and Exhibit
                 10.6 to the Registrant's 1986 Annual Report on Form 10-K).


10.3             Amendment #9 to Standard Industrial Lease--Net dated April 6, 1982 between C.J. Segerstrom & Sons and the Registrant (incorporated by reference to Exhibit 10.9 to the Registrant's 1990 Annual Report on
                 Form 10-K).

                                                                                                   PAGE IN
                                                                                                SEQUENTIALLY
EXHIBIT NO.      DESCRIPTION OF EXHIBIT                                                         NUMBERED COPY
- -----------      ------------------------------------------------------------------------       -------------
10.4             Second Amendment of Amendment #9 to Standard Industrial Lease--Net
                 dated March 29, 1990 between C.J. Segerstrom & Sons and the Registrant
                 (incorporated by reference to Exhibit 10.10 to the Registrant's 1990
                 Annual Report on Form 10-K).


10.5             1993 Amendment to Standard Industrial Lease - Net dated April 29, 1993 between C.J. Segerstrom & Sons and the Registrant (incorporated by reference to Exhibit 10.9 to the Registrant's 1993 Annual Report of
                 Form 10-K).


10.6             Distribution Agreement dated as of January 24, 1994 among Emulex
                 Corporation, a Delaware corporation, Emulex Corporation, a California corporation, and QLogic Corporation (incorporated by reference to
                 Exhibit 10.10 to the Registrant's 1994 Annual Report of Form 10-K).


10.7             Form of Tax Sharing Agreement among Emulex Corporation, a Delaware corporation, Emulex Corporation, a California corporation, and QLogic
                 Corporation (incorporated by reference to Exhibit 10.11 to the
                 Registrant's 1994 Annual Report of Form 10-K).


10.8             Administrative Services Agreement, dated as of February 21, 1993, among
                 Emulex Corporation, a California corporation, Emulex Corporation, a
                 Delaware corporation, and QLogic Corporation (incorporated by reference to Exhibit 10.12 to the Registrant's 1994 Annual Report of Form 10-K).


10.9             Employee Benefits Allocation Agreement, dated as of January 24, 1994, among Emulex Corporation, a Delaware corporation, Emulex Corporation, a
                 California corporation, and QLogic Corporation (incorporated by reference to Exhibit 10.13 to the Registrant's 1994 Annual Report of
                 Form 10-K).

                                                                                                   PAGE IN
                                                                                                SEQUENTIALLY
EXHIBIT NO.      DESCRIPTION OF EXHIBIT                                                         NUMBERED COPY
- -----------      ------------------------------------------------------------------------       -------------
10.10            Form of Assignment, Assumption and Consent Re: Lease among Emulex
                 Corporation, a California corporation, QLogic Corporation and C.J.
                 Segerstrom & Sons, a general partnership (incorporated by reference to
                 Exhibit 10.14 to the Registrant's 1994 Annual Report of Form 10-K).


10.11            Intellectual Property Assignment and Licensing Agreement, dated as of
                 January 24, 1994, between Emulex Corporation, a California corporation, and QLogic Corporation (incorporated by reference to Exhibit 10.15 to the Registrant's 1994 Annual Report of Form 10-K).


10.12            Form of Supplement to Tax Sharing Agreement among Emulex Corporation, a
                 Delaware corporation, Emulex Corporation, a California corporation, and
                 QLogic Corporation. (incorporated by reference to Exhibit 10.12 to the
                 Registrant's 1995 Annual Report of Form 10-K).


10.13            Emulex Corporation Employee Stock Option Plan as amended November 17,
                 1994 (incorporated by reference to Exhibit 10.13 to the Registrant's
                 1995 Annual Report of Form 10-K).


10.14            Amendment to Loan Agreement dated April 18, 1996 between Silicon Valley
                 Bank and Emulex Corporation, InterConnections, Inc., Emulex Europe
                 Limited. (incorporated by reference to Exhibit 10.1 to the Registrant's
                 Form 10-Q for the quarter ended March 31, 1996).


10.15            Amendment to Security Agreement dated April 18, 1996 between Silicon
                 Valley Bank and Emulex Corporation, Emulex Caribe, Inc., Computer Array
                 Development, Inc., Highspeed Communications, Inc., Digital House, Ltd.,
                 Emulex Foreign Sales Corporation. (incorporated by reference to Exhibit
                 10.2 to the Registrant's Form 10-Q for the quarter ended March 31,
                 1996).

                                                                                                   PAGE IN
                                                                                                SEQUENTIALLY
EXHIBIT NO.      DESCRIPTION OF EXHIBIT                                                         NUMBERED COPY
- -----------      ------------------------------------------------------------------------       -------------
10.16            Schedule to Loan and Security Agreement dated April 18, 1996 between
                 Silicon Valley Bank and Emulex Corporation, InterConnections, Inc.,
                 Emulex Europe Limited. (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended March 31, 1996).


21               List of the Registrant's subsidiaries.


23               Independent Auditors' Consent.


27.1             Financial Data Schedule