Form 10-Q
period 1996-09-29
EMULEX CORP /DE/
filed 1996-11-13
CIK 350917

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                              ---------------------
(Mark One)
   [X]                    Quarterly Report Pursuant to
                           Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 1996

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

As of November 7, 1996, the registrant had 6,033,210 shares of common stock outstanding.

                       EMULEX CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
   September 29, 1996 and June 30, 1996                                        2

Condensed Consolidated Statements of Operations
   Three months ended September 29, 1996
   and October 1, 1995                                                         3

Condensed Consolidated Statements of Cash Flows
   Three months ended September 29, 1996 and October 1, 1995                   4

Notes to Condensed Consolidated Financial Statements                           5

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                    6

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     11

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       EMULEX CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)
                                   (unaudited)

                                                                                 September 29,     June 30,
Assets                                                                               1996           1996
                                                                                     ----           ----
Current assets:
  Cash and cash equivalents                                                        $   543       $ 1,635
  Accounts and notes receivable, net                                                13,924        12,993
  Inventories, net                                                                  11,786        14,671
  Prepaid expenses                                                                   1,988         1,892
  Income tax receivable                                                                531           388
                                                                                   -------       -------
      Total current assets                                                          28,772        31,579

Property, plant and equipment, net                                                   7,496         7,533
Other assets                                                                           189           188
                                                                                   -------       -------
                                                                                   $36,457       $39,300
                                                                                   =======       =======
Liabilities and Stockholders' Equity
Current liabilities:

  Note payable to bank                                                             $ 2,000       $  --
  Current installments of capitalized
    lease obligations                                                                  234           261
  Accounts payable                                                                   5,627         8,699
  Accrued liabilities                                                                5,040         5,846
  Deferred income taxes                                                                106           688
                                                                                   -------       -------
      Total current liabilities                                                     13,007        15,494

Capitalized lease obligations,
  excluding current installments                                                       155           204
Deferred income taxes                                                                2,154         1,572
                                                                                   -------       -------

                                                                                    15,316        17,270
                                                                                   -------       -------


Commitments and contingencies

Stockholders' equity:

  Preferred stock, $.01 par value; 1,000,000 shares authorized, none issued;
    150,000 shares designated as
    Series A Junior Participating, $.01 par value; none issued                        --            --
  Common stock, $.20 par value; 20,000,000 shares
    authorized; 6,004,489 and 5,993,403 issued
    and outstanding at September 29, 1996 and
    June 30, 1996, respectively                                                      1,201         1,199
  Additional paid-in capital                                                         6,677         6,627
  Retained earnings                                                                 13,263        14,204
                                                                                   -------       -------

      Total stockholders' equity                                                    21,141        22,030
                                                                                   -------       -------

                                                                                   $36,457       $39,300
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

                       EMULEX CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                            Three Months Ended
                                        ---------------------------
                                        September 29,    October 1,
                                           1996            1995
                                        -------------    ----------
Net revenues                            $ 15,952        $ 10,448
Cost of sales                             10,482           7,154
                                        --------        --------
   Gross profit                            5,470           3,294
Operating expenses:
   Engineering and development             2,500           3,043
   Selling and marketing                   2,079           2,973
   General and administrative              1,243           1,236
   Consolidation charges                   1,280            --
                                        --------        --------
     Total operating expenses              7,102           7,252
                                        --------        --------

     Operating loss                       (1,632)         (3,958)

Nonoperating income                          206              90
                                        --------        --------

     Loss before income taxes             (1,426)         (3,868)

Income tax benefit                          (485)           (387)
                                        --------        --------

Net loss                                $   (941)       $ (3,481)
                                        ========        ========

Net loss per common and common
  equivalent share                      $  (0.16)       $  (0.59)
                                        ========        ========

Weighted average number of common
  and common equivalent shares             5,998           5,898
                                        ========        ========

See accompanying notes to condensed consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                         Three Months Ended
                                                                                    ---------------------------
Continuing Operations,                                                              September 29,     October 1,
                                                                                        1996            1995
                                                                                        ----            ----
Cash flows from operating activities:

Loss from continuing operations                                                       $   (941)       $ (3,481)
  Adjustments to reconcile net loss from continuing
   operations to net cash used in operating activities:

    Depreciation and amortization                                                          711             541
    Loss on disposal of property, plant and equipment                                       21              16
    Provision for doubtful accounts                                                         31              22

Changes in assets and liabilities:

       Accounts receivable                                                                (962)          4,801
       Inventories                                                                       2,885            (897)
       Accounts payable                                                                 (3,072)         (3,585)
       Accrued liabilities                                                                (806)           (487)
       Income tax receivable                                                              (143)             77
       Deferred income taxes                                                                --            (387)
       Prepaid expenses and other assets                                                   (97)           (462)
                                                                                      --------        --------

   Net cash used in operating activities                                                (2,373)         (3,842)
                                                                                      --------        --------

Cash flows from investing activities:

Net proceeds from sale of property, plant and equipment                                      1             124
Additions to property, plant and equipment                                                (696)           (551)
                                                                                      --------        --------
   Net cash used in investing activities                                                  (695)           (427)
                                                                                      --------        --------
Cash flows from financing activities:
Principal payments under capital leases                                                    (76)            (60)
Proceeds from note payable to bank                                                       2,000              --
Proceeds from issuance of common stock                                                      52             325
                                                                                      --------        --------
   Net cash provided by financing activities                                             1,976             265
Net cash used in continuing operations                                                  (1,092)         (4,004)
Net cash used in discontinued operations                                                    --             (67)
                                                                                      --------        --------
Net decrease in cash and cash equivalents                                               (1,092)         (4,071)
Cash and cash equivalents at beginning of period                                         1,635          10,308
                                                                                      --------        --------
Cash and cash equivalents at end of period                                            $    543        $  6,237
                                                                                      ========        ========
Supplemental disclosures:

Cash paid during the period (related to continuing and discontinued operations) for:

    Interest                                                                          $     66        $      5
    Income taxes                                                                             1              32

See accompanying notes to condensed consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the financial position as of September 29, 1996 and June 30, 1996, and the results of operations for the three months ended September 29, 1996 and October 1, 1995 and the statements of cash flows for the three months then ended.
      Interim results for the three months ended September 29, 1996 are not necessarily indicative of the results that may be expected for the year ending June 29, 1997. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996. References to dollar amounts are in thousands, except share data, unless otherwise specified.


2.    Inventories

      Inventories, net, are summarized as follows:

                                          September 29,              June 30,
                                              1996                      1996
                                           -------------            ----------
              Raw materials                  $ 6,412                  $ 8,074
              Work-in-process                  2,590                    1,844
              Finished goods                   2,784                    4,753
                                             -------                  -------

                                             $11,786                  $14,671
                                             =======                  =======



3.    Net Income (Loss) per Share

      Net income (loss) per common and common equivalent share was computed based on the weighted average number of common and common equivalent shares outstanding during the periods presented. The Company has granted certain stock options which have been treated as common share equivalents in computing both primary and fully diluted income per share. Common stock equivalents have been excluded from the calculation of both primary and fully diluted loss per share for the three months ended September 29, 1996 and October 1, 1995, as the effect would have been antidilutive. The primary and fully diluted income (loss) per share computations are approximately the same.

Part I.  Item 2.

                       EMULEX CORPORATION AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                             (dollars in thousands)

SUBSEQUENT EVENTS

After the close of the first quarter of fiscal 1997, Emulex elected to end its distribution agreement with Canon Sales Co., Inc. for its commercial networking products in Japan; however, Emulex has received a new development agreement for original equipment manufacturer ("OEM") printer servers from the parent corporation, Canon Inc. The Company is currently reviewing other distributors to carry its commercial products in the Japanese market.

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward-looking statements. The discussions containing such forward-looking statements may be found in the material set forth under "Subsequent Events" as well as within the Form 10-Q in general. In addition, when used in this Form 10-Q, the words "forecasts", "projected", "believes", "expects" and similar expressions are intended to identify forward-looking statements. Actual future results could differ materially from those described in the forward-looking statements as a result of factors discussed in "Business Environment and Risk Factors" set forth herein, and in the Company's most recently filed Annual Report on Form 10-K. The Company cautions the reader, however, that these lists of risk factors may not be exhaustive. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS

The following table sets forth the percentage of net revenues represented by selected items from the Condensed Consolidated Statements of Operations. This table should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere herein.




                                   Percentage of Net Revenues
                                   For the Three Months Ended:
                                   --------------------------
                                   September 29,  October 1,
                                       1996           1995
                                   -------------   ---------
Net revenues                           100.0%        100.0%
Cost of sales                           65.7          68.5
                                       -----         -----
    Gross profit                        34.3          31.5
Operating expenses:
  Engineering and development           15.7          29.1
  Selling and marketing                 13.0          28.5
  General and administrative             7.8          11.8
  Consolidation charges                  8.0           --
                                       -----         -----
      Total operating expenses          44.5          69.4
                                       -----         -----

      Operating loss                   (10.2)        (37.9)

Nonoperating income                      1.3           0.9
                                       -----         -----

  Loss before income taxes              (8.9)        (37.0)

Income tax benefit                      (3.0)         (3.7)
                                       -----         -----

   Net loss                             (5.9)%       (33.3)%
                                       =====         =====

NET REVENUES

Net revenues for the quarter ended September 29, 1996 increased $5,504, or 53 percent, from the comparable quarter a year earlier. This increase in net revenues resulted primarily from higher sales to OEMs, which were approximately $9,475 in the first quarter of the current fiscal year compared to $2,139 in the comparable quarter a year ago. This increase was partially offset by a reduction in distribution and end-user revenues of $1,070 and $762, respectively, from the prior year's first quarter.

From a product line perspective, compared to the quarter a year earlier, printer server revenues increased $4,814, or 142 percent, network access revenues increased $891, or 20 percent, and other miscellaneous product lines increased $217, or 24 percent. Additionally in the first quarter of fiscal 1996, the Company sold $1,472 of memory devices that had been engineered out of certain products. Revenues generated by the Company's emerging Fibre Channel products increased to $1,186 compared to $132 in the previous year's first quarter.

Although Fibre Channel represented 7 percent of revenues in the first quarter of fiscal 1997, the market is an emerging technology and there can be no assurance that the Company's products will adequately meet the requirements of the market, or achieve market acceptance. Further, the future revenues of the Fibre Channel product line depend on the availability of other Fibre Channel products not manufactured or sold by the Company including, but not limited to, gigabyte Fibre Channel disk drives.

GROSS PROFIT

The gross profit percentage for the first quarter of the current year was 34 percent compared to 32 percent in the same period a year earlier. This increase in gross profit is primarily attributable to a combination of higher volumes and lower prices for components used in the Company's products.

OPERATING EXPENSES

During the first quarter of fiscal 1997, the Company initiated a consolidation of its operations to reduce its ongoing expense base and focus its activities in the Fibre Channel, printer server and wide area networking markets. Emulex's remote access and host software businesses, previously headquartered out of a Bellevue, Washington facility, have been relocated to Emulex headquarters in Costa Mesa. In addition, the Company has downsized its Pacific Rim sales organization and also made selected reductions at its manufacturing plant in Dorado, Puerto Rico and at its corporate headquarters. The Company incurred a charge of $1,280 in connection with this consolidation.

The consolidation charges included both actual costs incurred and accruals for costs expected to be incurred for closing of the Bellevue, Australia, and Hong Kong offices. The consolidation charges consist of approximately $795 for severance, $234 for office rent, $151 for write-off of fixed assets and approximately $100 for expenses incurred primarily for the transition of product support to Costa Mesa. Total head count worldwide was reduced by approximately 36 employees or 12 percent.

Operating expenses for the quarter ended September 29, 1996 decreased by $150, or 2 percent, in comparison to the comparable quarter a year earlier. Included in the current quarter was the consolidation charge of $1,280. Excluding this charge, operating expenses in the current quarter would have been $5,822. This represents a decrease of $1,430, or 20 percent, from the comparable quarter a year ago. Engineering and development expenses decreased $543, or 18 percent, from the comparable quarter of fiscal 1996. Selling and marketing expenses decreased $894, or 30 percent, compared to the comparable quarter a year earlier. General and administrative expenses remained essentially flat at approximately $1,200.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its recent working capital needs and capital expenditure requirements from internally generated funds, its line of credit, facilities leases and equipment leases. As of September 29, 1996, the Company had cash and cash equivalents of $543, down $1,092 from June 30, 1996.

In addition to its cash balances, the Company has a line of credit of up to $7,000 with Silicon Valley Bank. At the end of the first quarter of fiscal 1997, the Company had a $2,000 borrowing outstanding under the line of credit. Under the terms of the line of credit, the Company is required to grant Silicon Valley Bank a security interest in its accounts receivable, inventories, equipment and other property upon any borrowing. The line of credit with Silicon Valley Bank requires the Company to satisfy certain financial and other covenants and conditions, including prescribed levels of tangible net worth, profitability and liquidity. In the event the Company fails to comply with any financial or other covenant in its loan agreement with Silicon Valley Bank, the line of credit could become unavailable to the Company. In addition, since borrowings have been made under the line of credit, a failure to continue to satisfy such covenants in the future would constitute an event of default, giving rise to the various remedies available to a secured lender. At the end of the first quarter of fiscal 1997, the Company was in compliance with all the terms of the line of credit; however, there can be no assurance that the Company will continue to satisfy the financial and other covenants and conditions of the line of credit or that the line of credit will continue to be available to meet the Company's liquidity requirements.

The Company believes that its existing cash balances, facilities and equipment leases, anticipated cash flows from operating activities and borrowings under its line of credit will be sufficient to support its working capital needs and capital expenditure requirements for the next twelve months. However, the Company has recently experienced reductions in revenue levels and significant losses from operations. The Company's ability to meet its future liquidity requirements is dependent upon its ability to operate profitably or, in the absence thereof, to borrow on its line of credit and to arrange additional financing. If the Company were to continue to experience losses at the rate experienced in fiscal 1996 and the first quarter of fiscal 1997, additional debt or equity financing would be required within three to nine months. There can be no assurance that revenues will return to the levels experienced in prior years or that the Company would be profitable at such revenue levels. Furthermore, there can be no assurance that future requirements to fund operations will not require the Company to make additional borrowing on its line of credit and seek additional financing, or that such line of credit or additional financing will be available on terms favorable to the Company and its stockholders, or at all.

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

Early Stage of the Fibre Channel Market

The Company has invested and continues to invest substantially in the engineering of products to address the Fibre Channel market, which is at an early stage of development. In the first quarter of fiscal 1997, approximately 40 percent of the Company's engineering and development expenditures were invested in Fibre Channel designs. The Company believes the projected Fibre Channel market represents a significant portion of the opportunities for revenue growth in the future; however, there can be no assurance that the Fibre Channel market will continue to expand or that the Company's investment in Fibre Channel will achieve a profitable return.

Competition

The markets for the Company's products are highly competitive and are characterized by rapid technological advances, price erosion, frequent new product introductions and evolving industry standards. The industry consists of major domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources than the Company, as well as emerging companies attempting to obtain a share of the existing market. The Company's competitors continue to introduce products with improved price/performance characteristics, and the Company will have to do the same to remain competitive. The Company operates in a volatile and dynamic market, and more aggressive market and product positioning by certain competitors could have a material adverse effect on the Company's business, results of operations and financial position.

Reliance on Third Party Suppliers

The Company relies on third party suppliers who supply the components used in the Company's products. Most components are readily available from alternate sources. However, the unavailability of certain components from current suppliers, especially components custom designed for the Company, could result in delays in the shipment of the Company's products as well as additional expense associated with obtaining and qualifying a new supplier or redesigning the Company's product to accept more readily available components. In addition, certain key components used in the Company's products are available only from single sources and the Company does not have long-term contracts ensuring the supply of such components. As the Company typically attempts to maintain less than 90 days supply of such components, there can be no assurance that components will be available to meet the Company's future requirements at favorable prices, if at all. The Company's future inability to obtain components or to redesign its products to accept available components, in a timely manner, could materially and adversely affect the Company's business and financial condition. In addition, any significant increase in component prices or inability to ship products due to a lack of components could adversely affect the Company's results of operations.

International Operations

Sales in the United States accounted for approximately 60 percent of the Company's net revenues in the first quarter of fiscal 1997, sales in Europe accounted for approximately 37 percent of the Company's net revenues in the first quarter of fiscal 1997 and sales in the PacRim accounted for 3 percent of the Company's net revenues in the first quarter of fiscal 1997. The Company expects that sales in the United States and Europe will continue to account for a substantial majority of the Company's revenues for the foreseeable future. There can be no assurance that the Company will achieve significant penetration in other markets.

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

The Company's only manufacturing operation is located in Dorado, Puerto Rico, an area which is subject to hurricanes at certain times of the year. Damage to this facility or an interruption in the ability to receive components or ship products to its customers could have a material adverse impact on the Company's business, financial condition and operating results.

Dependence of Key Personnel

The Company's success depends to a significant degree on the performance and continued service of its senior management and certain key employees. Competition for such highly skilled employees with technical, management, marketing, sales, product development and other specialized skills is intense, and there can be no assurance that the Company will be successful in recruiting and retaining such personnel. In addition, there can be no assurance that employees will not leave the Company and, after leaving, compete against the Company. The loss of key management, technical and sales personnel could have a material adverse effect on the Company's business, financial condition and operating results.

Fluctuations in Quarterly Operating Results

Because the Company generally ships products within a short period after receipt of an order, the Company typically does not have a material backlog of unfilled orders, and revenues in any quarter are substantially dependent on orders booked in that quarter. Typically, the Company generates a large percentage of its quarterly revenues in the last month of the quarter. Adding further to the variability of sales are certain large OEM customers that tend to order sporadically and volumes can vary significantly from quarter to quarter. A small variation in the timing of orders is likely to adversely and disproportionately affect the Company's quarterly results of operations as the Company's expense levels are based, in part, on its expectations of future sales and only a small portion of the Company's expenses vary directly with its sales. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of demand in relation to the Company's quarterly expectations or any material delay of customer orders could have an immediate and adverse impact on the Company's quarterly results of operations and financial condition.

Recent History of Losses from Continuing Operations

The Company incurred losses from continuing operations of $9,288 in fiscal 1996, and $941 in the first quarter of fiscal 1997. Results for the first quarter included consolidation charges of $1,280. While the Company expects to return to profitability, there can be no assurances that revenues will return to the levels experienced in previous years or that the Company would be profitable at such revenue levels.

Reliance on OEMs, Distributors and Key Customers

In the first quarter of fiscal 1997, the Company derived approximately 36 percent of its revenue from distributors and 59 percent from OEMs. The Company's agreements with distributors and OEMs are typically non-exclusive and in many cases may be terminated by either party without cause, and many of the Company's distributors and OEMs carry competing product lines. Therefore, there can be no assurance that any distributor or OEM will continue to purchase the Company's products. The loss of important distributors or OEMs could adversely affect the Company's business, results of operations and financial condition. Among the Company's key customers, IBM Corporation, Xerox, and Tech Data Corporation accounted for 16, 12 and 10 percent, respectively, of the Company's revenue in the first quarter of fiscal 1997.

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

(a)   Exhibit 27.1    Financial Data Schedule

(b) The registrant has not filed any reports on Form 8-K during the period for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 11, 1996

                                               EMULEX CORPORATION

                                               By:   /s/ Paul F. Folino
                                                     ------------------------
                                                     Paul F. Folino
                                                     President and
                                                     Chief Executive Officer

                                               By:   /s/ Walter J. McBride
                                                     ------------------------
                                                     Walter J. McBride
                                                     Sr. Vice President &
                                                     Chief Financial Officer
                                                     (Principal Financial &
                                                     Chief Accounting Officer)