Form 10-Q/A
period 1996-09-29
EMULEX CORP /DE/
filed 1996-12-20
CIK 350917

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A-1

                                  -------------

(Mark One)
 [X]                              Amendment to
             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 1996

                                       OR

 [  ]             Transition Report to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                           COMMISSION FILE NO. 0-11007

                               EMULEX CORPORATION
             (Exact name of registrant as specified in its charter)


              DELAWARE                                  51-0300558
    (State or other jurisdiction                     (I.R.S. Employer
  of incorporation or organization)                 Identification No.)




          3535 HARBOR BOULEVARD                           92626
         COSTA MESA, CALIFORNIA                         (Zip Code)
(Address of principal executive offices)






                                 (714) 662-5600
              (Registrant's telephone number, including area code)
                    ----------------------------------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               Yes  X  No
                                                                  ----   ----
As of November 7, 1996, the registrant had 6,033,210 shares of common stock outstanding.


--------------------------------------------------------------------------------

PART II.  OTHER INFORMATION

 ITEM 2.  CHANGES IN SECURITIES.

(a) Registrant's By-laws were amended on August 22, 1996 by the Board of Directors. Section 3 of Article II of the By-laws was amended to provide that special meetings of stockholders may be called at any time by the Board, the Chairman of the Board or the President of the corporation, and no longer by the holders of shares entitled to cast not less than ten percent of the votes at such special meeting. Section 14 of Article II was added providing that at an annual or special meeting of the stockholders, only such business shall be conducted as is properly brought before the meeting, and specifying the requirements for properly bringing business before any such meeting. Section 18 of Article III was added stating that only those persons nominated in accordance with provisions set forth in the section are eligible for election as Directors, and setting out the required provisions for such nomination.

Registrant's By-laws were amended on November 21, 1996 by the Board of Directors. Section 2 of Article III was amended to change the exact number of Directors to five (5).

By-law amendments affect the rights of holders of the Registrant's Common Stock and Series A Junior Participating Preferred Stock.

The amended and Restated By-laws are filed as Exhibit 3.1 and are incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibit 3.1  Amended and Restated By-laws

     Exhibit 27.1 Financial Data Schedule (previously filed as Exhibit 27.1 to Form 10-Q for the quarterly period ended September 29, 1996)

(b) The Registrant has not filed any reports on Form 8-K during the period for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  December 20, 1996



                                       EMULEX CORPORATION



                                       By: /s/ Paul F. Folino
                                          -------------------------------------
                                           Paul F. Folino
                                           President and Chief Executive Officer



                                       By: /s/ Walter J. McBride
                                          -----------------------------
                                           Walter J. McBride
                                           Sr. Vice President & Chief
                                           Financial Officer
                                           (Principal Financial & Chief
                                           Accounting Officer)