Form 10-Q
period 1996-12-29
EMULEX CORP /DE/
filed 1997-02-12
CIK 350917

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


                             _____________________
(Mark One)
  [X]       Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 29, 1996

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X    No _____
                                                 -----

As of February 5, 1997, the registrant had 6,060,586 shares of common stock outstanding.





================================================================================

                      EMULEX CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                                                     PAGE
                                                                                                     ----
Part I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
   December 29, 1996 and June 30, 1996                                                                2

Condensed Consolidated Statements of Operations
   Three and six months ended December 29, 1996
   and December 31, 1995                                                                              3

Condensed Consolidated Statements of Cash Flows
   Six months ended December 29, 1996
   and December 31, 1995                                                                              4

Notes to Condensed Consolidated Financial Statements                                                  5

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                           6


Part II.  OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders                                          13

Item 6.  Exhibits and Reports on Form 8-K                                                             13

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      EMULEX CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                       (in thousands, except share data)
                                  (unaudited)

                                                                         December 29,              June 30,
Assets                                                                       1996                    1996
                                                                         ------------              --------
Current assets:
  Cash and cash equivalents                                                $      -                $  1,635
  Accounts and notes receivable, net                                         13,976                  12,993
  Inventories, net                                                           11,380                  14,671
  Prepaid expenses                                                            1,886                   1,892
  Income tax receivable                                                         469                     388
                                                                           --------                --------
      Total current assets                                                   27,711                  31,579

Property, plant and equipment, net                                            7,135                   7,533
Other assets                                                                    556                     188
                                                                           --------                --------
                                                                           $ 35,402                $ 39,300
                                                                           ========                ========
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Note payable to bank                                                     $  1,000                $      -
  Current installments of capitalized
    lease obligations                                                           195                     261
  Accounts payable                                                            4,998                   8,699
  Accrued liabilities                                                         4,597                   5,846
  Deferred income taxes                                                         112                     688
                                                                           --------                --------
      Total current liabilities                                              10,902                  15,494

Capitalized lease obligations,
  excluding current installments                                                118                     204
Deferred income taxes                                                         2,518                   1,572
                                                                           --------                --------

                                                                             13,538                  17,270
                                                                           --------                --------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 1,000,000 shares authorized
       (150,000 shares designated as Series A Junior
       Participating Preferred Stock); none issued and outstanding                -                       -
   Common stock, $.20 par value; 20,000,000 shares authorized;
       6,045,323 and 5,993,403 issued and outstanding at
      December 29, 1996 and June 30, 1996, respectively                       1,209                   1,199
   Additional paid-in capital                                                 6,905                   6,627
   Retained earnings                                                         13,750                  14,204
                                                                           --------                --------

      Total stockholders' equity                                             21,864                  22,030
                                                                           --------                --------

                                                                           $ 35,402                $ 39,300
                                                                           ========                ========

See accompanying notes to condensed consolidated financial statements.

                      EMULEX CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                     (in thousands, except per share data)
                                  (unaudited)


                                                               Three Months Ended                   Six Months Ended
                                                       -------------------------------       -----------------------------
                                                       December 29,       December 31,       December 29,     December 31,
                                                            1996               1995             1996             1995
                                                       ------------       ------------       ------------     ------------
Net revenues                                               $16,058            $12,672          $32,010          $23,120
Cost of sales                                               10,112              8,648           20,594           15,802
                                                           -------            -------          -------          -------
   Gross profit                                              5,946              4,024           11,416            7,318
Operating expenses:
   Engineering and development                               2,201              2,897            4,701            5,940
   Selling and marketing                                     1,935              2,842            4,014            5,815
   General and administrative                                1,189              1,240            2,432            2,476
   Consolidation charges                                         -                  -            1,280                -
                                                           -------            -------          -------          -------
     Total operating expenses                                5,325              6,979           12,427           14,231
                                                           -------            -------          -------          -------

     Operating income (loss)                                   621            (2,955)          (1,011)          (6,913)

Nonoperating income (expense)                                 (80)                 39              126              129
                                                           -------            -------          -------          -------

     Income (loss) before income taxes                         541            (2,916)            (885)          (6,784)

Provision for (benefit from) income taxes                       54                  -            (431)            (387)
                                                           -------            -------          -------          -------

Net income (loss)                                          $   487            $(2,916)         $  (454)         $(6,397)
                                                           =======            =======          =======          =======

Net income (loss) per common and common
  equivalent share                                         $  0.08            $ (0.49)         $ (0.08)         $ (1.08)
                                                           =======            =======          =======          =======

Weighted average number of common
  and common equivalent shares                               6,301              5,936            6,014            5,917
                                                           =======            =======          =======          =======




See accompanying notes to condensed consolidated financial statements.

                      EMULEX CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (unaudited)


                                                                                          Six Months Ended
                                                                              ---------------------------------------
                                                                               December 29,               December 31,
                                                                                  1996                        1995
                                                                              ------------               ------------
Cash flows from operating activities:
-------------------------------------
Loss from continuing operations                                                  $  (454)                   $ (6,397)
  Adjustments to reconcile net loss from continuing
    operations to net cash used in operating activities:
      Depreciation and amortization                                                1,396                       1,144
      Loss on disposal of property, plant and equipment                               74                          49
      Provision for doubtful accounts                                                 64                          50

  Changes in assets and liabilities:
      Accounts receivable                                                         (1,047)                      3,832
      Inventories                                                                  3,291                        (177)
      Prepaid expenses and other assets                                               25                        (231)
      Income tax receivable                                                          (81)                        (19)
      Long term deferred tax asset                                                  (387)                       (387)
      Accounts payable                                                            (3,701)                     (3,179)
      Accrued liabilities                                                         (1,249)                       (380)
      Deferred income taxes                                                          370                           -
                                                                                 -------                    --------
  Net cash used in operating activities                                           (1,699)                     (5,695)
                                                                                 -------                    --------

Cash flows from investing activities:
-------------------------------------
Net proceeds from sale of property, plant and equipment                                1                         254
Additions to property, plant and equipment                                        (1,073)                     (1,104)
                                                                                 -------                    --------
Net cash used in investing activities                                             (1,072)                       (850)
                                                                                 -------                    --------
Cash flows from financing activities:
-------------------------------------
Principal payments under capital leases                                             (152)                       (120)
Proceeds from note payable to bank, net                                            1,000                           -
Proceeds from issuance of common stock                                               288                         374
                                                                                 -------                    --------
  Net cash provided by financing activities                                        1,136                         254
                                                                                 -------                    --------
Net cash used in continuing operations                                            (1,635)                     (6,291)

Net cash used in discontinued operations                                               -                         (74)
                                                                                 -------                    --------

Net decrease in cash and cash equivalents                                         (1,635)                     (6,365)

Cash and cash equivalents at beginning of period                                   1,635                      10,308
                                                                                 -------                    --------

Cash and cash equivalents at end of period                                       $     -                    $  3,943
                                                                                 =======                    ========

Supplemental disclosures:
-------------------------
Cash paid during the period (related to continuing
   and discontinued operations) for:
      Interest                                                                   $   110                    $     23
      Income taxes                                                                    23                         128

See accompanying notes to condensed consolidated financial statements.

                      EMULEX CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the financial position as of December 29, 1996 and June 30, 1996, and the results of operations for the three and six months ended December 29, 1996 and December 31, 1995 and the statements of cash flows for the six months then ended. Interim results for the three and six months ended December 29, 1996 are not necessarily indicative of the results that may be expected for the year ending June 29, 1997. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996. References to dollar amounts are in thousands, except share data, unless otherwise specified.


2.   Inventories

     Inventories, net, are summarized as follows:

                                         December 29,             June 30,
                                             1996                   1996
                                         ------------             --------
             Raw materials                $  7,201                $  8,074
             Work-in-process                 1,586                   1,844
             Finished goods                  2,593                   4,753
                                           -------                 -------

                                           $11,380                 $14,671
                                           =======                 =======


3.   Net Income (Loss) per Share

     Net income (loss) per common and common equivalent share was computed based on the weighted average number of common and common equivalent shares outstanding during the periods presented. The Company has granted certain stock options which have been treated as common share equivalents in computing both primary and fully diluted income per share. Common stock equivalents have been excluded from the calculation of both primary and fully diluted loss per share for the six month period ended December 29, 1996 and the three and six month periods ended December 31, 1995, as the effect would have been antidilutive. The primary and fully diluted income (loss) per share computations are approximately the same.

Part I.  Item 2.
----------------

                      EMULEX CORPORATION AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                             (dollars in thousands)

FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, the discussions in this Form 10-Q in general may contain certain forward-looking statements. In addition, when used in this Form 10-Q, the words "projected", "believes", "expects" and similar expressions are intended to identify forward-looking statements. Actual future results could differ materially from those described in the forward-looking statements as a result of factors discussed in "Business Environment and Risk Factors" set forth herein, and in the Company's most recently filed Annual Report on Form 10-K. The Company cautions the reader, however, that these lists of risk factors may not be exhaustive. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

COMPANY OVERVIEW

Emulex Corporation is a leading designer and manufacturer of network access products, supplying high performance communications solutions for managing the flow of time-critical data between computers and peripheral equipment. Substantially all of the Company's revenues are derived from local and wide area networking products such as printer servers, wide area network adapters, and remote access products. In addition, Emulex is a leading developer of Fibre Channel technology, an emerging high performance ANSI standard network interface.

RESULTS OF OPERATIONS

The following table sets forth the percentage of net revenues represented by selected items from the unaudited Condensed Consolidated Statements of Operations. This table should be read in conjunction with the unaudited Condensed Consolidated Financial Statements included elsewhere herein.


                                                      Percentage of Net Revenues         Percentage of Net Revenues
                                                      For the Three Months Ended          For the Six Months Ended
                                                     -----------------------------     ------------------------------
                                                     December 29,     December 31,     December 29,      December 31,
                                                         1996             1995             1996              1995
                                                     ------------     ------------     ------------      ------------
Net revenues                                             100.0%           100.0%           100.0%           100.0%
Cost of sales                                             63.0             68.2             64.3             68.3
                                                         -----            -----            -----            -----
    Gross profit                                          37.0             31.8             35.7             31.7
Operating expenses:
  Engineering and development                             13.7             22.9             14.7             25.7
  Selling and marketing                                   12.0             22.4             12.5             25.2
  General and administrative                               7.4              9.8              7.6             10.7
  Consolidation charges                                      -                -              4.0                -
                                                         -----            -----            -----            -----
      Total operating expenses                            33.1             55.1             38.8             61.6
                                                         -----            -----            -----            -----

      Operating income (loss)                              3.9            (23.3)            (3.1)           (29.9)

Nonoperating income (expense)                             (0.5)             0.3              0.4              0.6
                                                         -----            -----            -----            -----

  Income (loss) before income taxes                        3.4            (23.0)            (2.7)           (29.3)

Provision for (benefit from) income taxes                  0.4                -             (1.3)            (1.6)
                                                         -----            -----            -----            -----
   Net income (loss)                                       3.0%           (23.0)%           (1.4)%          (27.7)%
                                                         =====            =====            =====            =====

NET REVENUES

Net revenues for the three and six month periods ended December 29, 1996 were $16,058 and $32,010, respectively, compared to $12,672 and $23,120, respectively, for the same periods of last fiscal year. These amounts represent an increase in net revenues of $3,386, or 27 percent, for the quarter and $8,890, or 38 percent, for the six month period compared to the prior fiscal year. This increase in net revenues resulted primarily from higher sales to original equipment manufacturers (OEMs), which increased from the levels of the comparable periods of last fiscal year by $5,075, or 118 percent, for the three month period and $12,411, or 192 percent, for the six month period. These increases were partially offset by reductions in distribution and end-user revenues of $640 and $1,049, respectively, for the quarter and $1,710 and $1,811, respectively, for the six month period when compared to the same periods of fiscal 1996.

From a product line perspective, compared to the quarter a year earlier, printer server revenues increased $1,679, or 28 percent, network access revenues increased $274, or 5 percent, and other miscellaneous product lines decreased $427, or 51 percent. Revenues generated by the Company's emerging Fibre Channel products increased to $2,069, or 13 percent of revenue, compared to $209 in the previous year's second quarter. For the six month period ended December 29, 1996 compared to the same period of the prior fiscal year, printer server revenues increased $6,493, or 68 percent, network access revenues increased $1,165, or 12 percent, and other miscellaneous product lines decreased $210, or 12 percent. Additionally in the six month period of fiscal 1996, the Company sold $1,472 of memory devices that had been engineered out of certain products. Fibre Channel revenues for the six month period of the current fiscal year increased to $3,255 compared to $341 for the comparable six month period of fiscal 1996.

Although Fibre Channel represented 13 percent of revenues in the second quarter and 10 percent for the first six months of fiscal 1997, the market is an emerging technology and there can be no assurance that the Company's products will adequately meet the requirements of the market, or achieve market acceptance. Because the Company's Fibre Channel products are designed to provide both an input/output (I/O) and a networking connection between computers and storage devices, the future revenues of the Fibre Channel product line depend on the availability of other Fibre Channel products not manufactured or sold by the Company including, but not limited to, gigabit transmission speed Fibre Channel disk drives.

GROSS PROFIT

The gross profit percentages for the three and six month periods ended December 29, 1996 were 37 percent and 36 percent, respectively, compared to 32 percent for both the three and six month periods of the prior fiscal year. This increase in gross profit is primarily attributable to a combination of higher volumes and lower prices for components used in the Company's products.

OPERATING EXPENSES

Operating expenses for the quarter ended December 29, 1996 decreased by $1,654, or 24 percent, from the comparable quarter a year earlier. For the first six months of fiscal 1997, operating expenses decreased by $1,804, or 13 percent, compared to the same period of fiscal 1996. Included in the current six month period were consolidation charges of $1,280 recognized during the first quarter of fiscal 1997. Excluding these charges, operating expenses in the current six month period would have been $11,147. This represents a decrease of $3,084, or 22 percent, from the comparable six month period a year ago. Engineering and development expenses decreased $696, or 24 percent, and $1,239, or 21 percent, for the three and six month periods, respectively, compared to the corresponding periods of the prior fiscal year. Selling and marketing expenses decreased $907, or 32 percent, and $1,801, or 31 percent, for the three and six month periods, respectively, of fiscal 1997 compared to fiscal 1996. These reductions are primarily the result of the Company's reduction of investment in product areas outside of the Company's core focus in Fibre Channel, printer server and wide area networking markets. General and administrative expenses declined slightly in comparison to a year earlier by $51, or 4 percent, for the three month period and by $44, or 2 percent, for the six month period.

During the first quarter of fiscal 1997, the Company initiated a consolidation of its operations to reduce its ongoing expense base and focus its activities in the Fibre Channel, printer server and wide area networking markets.
Emulex's remote access and host software businesses, previously headquartered out of a Bellevue, Washington facility, have been relocated to Emulex headquarters in Costa Mesa, California. In addition, the Company has downsized its Pacific Rim sales organization and also made selected reductions at its manufacturing plant in Dorado, Puerto Rico and at its corporate headquarters. The Company incurred charges of $1,280 in connection with this consolidation.

NONOPERATING INCOME (EXPENSE)

Nonoperating income (expense) for the three months ended December 29, 1996 decreased by $119 compared to the same period a year earlier. This decrease resulted primarily from reduced interest income and an increase in interest expense due to the Company's current financing activities. For the six month period ended December 29, 1996, nonoperating income decreased by $3 compared to the same period of the prior fiscal year. The six month period for the current year includes $238 of interest income associated with prior years' tax returns. Excluding this nonrecurring interest income, nonoperating income (expense) decreased $241, also primarily from reduced interest income and an increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its recent working capital needs and capital expenditure requirements from internally generated funds, its line of credit, facilities leases and equipment leases. The Company has a line of credit of up to $7,000 with Silicon Valley Bank. The facility is available through September 1997, unless extended by the parties. At the end of the second quarter of fiscal 1997, the Company had a $1,000 borrowing outstanding under the line of credit. Under the terms of the line of credit, the Company is required to grant Silicon Valley Bank a security interest in its accounts receivable, inventories, equipment and other property upon any borrowing. The line of credit with Silicon Valley Bank requires the Company to satisfy certain financial and other covenants and conditions, including prescribed levels of tangible net worth, profitability and liquidity. In the event the Company fails to comply with any financial or other covenant in its loan agreement with Silicon Valley Bank, the line of credit could become unavailable to the Company. In addition, since borrowings have been made under the line of credit, a failure to continue to satisfy such covenants in the future would constitute an event of default, giving rise to the various remedies available to a secured lender. At the end of the second quarter of fiscal 1997, the Company was in compliance with all the terms of the line of credit; however, there can be no assurance that the Company will continue to satisfy the financial and other covenants and conditions of the line of credit or that the line of credit will continue to be available to meet the Company's liquidity requirements.

The Company believes that its existing cash balances, facilities and equipment leases, anticipated cash flows from operating activities, borrowings under its line of credit and the possible issuance of equity securities through public offerings or private placements will be sufficient to support its working capital needs and capital expenditure requirements for the next twelve months. The Company's ability to meet its future liquidity requirements is dependent upon its ability to operate profitably or, in the absence thereof, to borrow on its line of credit and to arrange additional debt and/or equity financing. If the Company were to continue to experience losses at the rate experienced in fiscal 1996 and the first quarter of fiscal 1997, additional debt or equity financing would be required within three to nine months. There can be no assurance that revenues will remain at current levels or return to the levels experienced in previous years or that the Company would be profitable at such revenue levels. Furthermore, there can be no assurance that future requirements to fund operations will not require the Company to make additional borrowing on its line of credit and seek additional financing, or that such line of credit or additional financing will be available on terms favorable to the Company and its stockholders, or at all.

BUSINESS ENVIRONMENT AND RISK FACTORS

Rapid Technological Change and New Product Development

The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards and frequent introductions of new products and enhancements. The Company believes that its future success will depend in large part on its ability to enhance its existing products and to introduce new products on a timely basis to meet changes in customer preferences, emerging technologies and evolving industry standards. There can be no assurance that the Company will be successful in developing, manufacturing and marketing new products or product enhancements that respond to technological changes or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or that its new products will adequately meet the requirements of the marketplace and achieve market acceptance. Nor can there be any assurance that the Company will be able to develop or license from third parties the underlying core technologies necessary for new products and enhancements. Additionally, there can be no assurance that services, products or technologies developed by others will not render the Company's products or technologies uncompetitive or obsolete. If the Company is unable, for technological or other reasons, to develop new products or enhancements of existing products in a timely manner in response to changing market conditions or customer preferences, the Company's business, results of operations, financial condition or liquidity would be materially and adversely affected.

Dependence on Proprietary Technology

Although the Company believes that its continued success will depend primarily on continuing innovation, sales, marketing and technical expertise, the quality of product support and customer relations, the Company must also protect the proprietary technology contained in its products. The Company currently relies on a combination of patents, copyrights, trademarks, trade secret laws and contractual provisions to establish and protect proprietary rights in its products. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation or independent third party development of its technology. Although the Company believes that its products and technology do not infringe proprietary rights of others, there can be no assurance that third parties will not assert infringement claims or that the Company will not be required to obtain licenses of third party technologies. No assurance can be given that any necessary licenses will be available or that if available, such licenses can be obtained on commercially reasonable terms. The failure to obtain such royalty or licensing agreements on a timely basis would have a material adverse effect on the Company's business, results of operations, financial condition or liquidity.

Early Stage of the Fibre Channel Market

The Company has invested and continues to invest substantially in the engineering of products to address the Fibre Channel market, which is at an early stage of development and is rapidly evolving. The Company's investment in Fibre Channel designs was over 50 percent of the Company's engineering and development expenditures for the current quarter and over 45 percent year-to-date. The Company's future success in the Fibre Channel market will depend to a significant degree upon broad market acceptance of the technology under development. This success will be dependent in part on the ability of the Company's OEMs to develop new products that provide the functionality, performance, speed and network connectivity demanded by the market at acceptable prices, and to convince end users to adopt Fibre Channel. The Company believes the projected Fibre Channel market represents a significant portion of the opportunities for revenue growth in the future; however, there can be no assurance that the Fibre Channel market will continue to expand, that the Company's investment in Fibre Channel will achieve a profitable return, that customers will choose the Company's technology for use, or that Fibre Channel will gain market acceptance. The failure of any of these events to occur would have a material adverse effect on the Company's operating results.

Competition

The markets for the Company's products are highly competitive and are characterized by rapid technological advances, price erosion, frequent new product introductions and evolving industry standards. The industry consists of major domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources than the Company, as well as emerging companies attempting to obtain a share of the existing market. The Company's competitors continue to introduce products with improved price/performance characteristics, and the Company will have to do the same to remain competitive. The Company operates in a volatile and dynamic market, and more aggressive market and product positioning by certain competitors would have a material adverse effect on the Company's business, results of operations and financial position.

Reliance on OEMs, Distributors and Key Customers

In the second quarter and for the first six months of fiscal 1997, the Company derived approximately 36 percent of its revenue from distributors and 59 percent from OEMs. The Company's agreements with distributors and OEMs are typically non-exclusive and in many cases may be terminated by either party without cause, and many of the Company's distributors and OEMs carry competing product lines. Therefore, there can be no assurance that any distributors or OEMs will continue to purchase the Company's products. The loss of important distributors or OEMs could adversely affect the Company's business, results of operations, financial condition or liquidity. Among the Company's key customers, Reuters accounted for 15 percent of the Company's revenue in the second quarter of fiscal 1997. The Company's revenues are significantly dependent upon, among other things, the ability and willingness of these OEMs to timely develop and promote products that incorporate the Company's technology. The ability and willingness of these OEMs to do so is based upon a number of factors such as: the timely development by the Company and the OEMs of new products with new functionality, increased speed and enhanced performance at acceptable prices to end users; development costs of the OEMs; compatibility with both existing and emerging industry standards; technological advances; patent and other intellectual property issues and competition generally. No assurance can be given as to the ability or willingness of the Company's OEMs to continue developing, marketing and selling products incorporating the Company's technology. Since the Company's business is dependent on its relationships with its OEMs and distributors, the inability or unwillingness of any of the Company's significant customers to continue their relationships with the Company and to develop and promote products incorporating the Company's technology would have a material adverse effect on the Company's operating results, financial condition or liquidity.

Concentration of OEM Customers

Over the past 18 months, the Company secured over 20 new printer server design wins, many of which will enter volume production over the balance of this fiscal year. The Company has also been an early entrant and leading developer of gigabit Fibre Channel products. Based on its initial positioning in this market, the Company has secured 27 initial design wins with storage and computing OEM customers. In the most recent quarter, revenues from Fibre Channel products have increased to 13 percent of total company revenues. Historically, revenues from the Company's top OEM customers have accounted for a significant portion of the Company's total revenues. Although the Company has attempted to expand its base of OEMs, there can be no assurance that its revenues in the future will not be similarly derived from a limited number of OEM customers. The Company's largest OEM customers vary to some extent from year to year as product cycles end, contractual relationships expire and new products and customers emerge. Many of the arrangements with the Company's OEMs are provided on a project-by-project basis, are terminable with limited or no notice, and, in certain instances, are not governed by long-term agreements. The Company also is subject to a credit risk associated with the concentration of its accounts receivable from these OEMs. No assurance can be given as to the ability or willingness of any of the Company's OEMs to continue utilizing the Company's products and technology or as to the ability of the Company in the future to sell its products and technology to its existing or new OEMs. Any significant decrease in sales of products by the Company's larger OEMs, any failure of the Company to replace its existing OEMs or to enter into relationships with new OEM customers in accordance with the Company's expectations, or any delay in or failure to make the payments due to the Company from such OEMs would have a material adverse effect on the Company's operating results, financial condition or liquidity.

Risks Associated with Product Development; Product Delays

The Company in the past has experienced delays in product development, and the Company may experience similar delays in the future. Prior delays have resulted from numerous factors such as changing OEM product specifications, difficulties in hiring and retaining necessary personnel, difficulties in reallocating engineering resources and other resources limitations, difficulties with independent contractors, changing market or competitive product requirements and unanticipated engineering complexity. In addition, the Company's software and hardware have in the past and may in the future contain undetected errors or failures that become evident upon product introduction or as product production volume increases. There can be no assurance, despite testing by the Company and its OEMs, that errors will not be found, that the Company will not experience development challenges resulting in unanticipated problems or delays in the acceptance of products by the Company's OEMs or shipment of the OEMs' products, or that the Company's new products and technology will meet performance specifications under all conditions or for all anticipated applications. Given the short product life cycles in the company's products markets, any delay or unanticipated difficulty associated with new product introductions or product enhancements would have a material adverse effect on the Company's operating results.

Reliance on Third Party Suppliers

The Company relies on third party suppliers who supply the components used in the Company's products. Most components are readily available from alternate sources. However, the unavailability of certain components from current suppliers, especially components custom designed for the Company, could result in delays in the shipment of the Company's products as well as additional expense associated with obtaining and qualifying a new supplier or redesigning the Company's product to accept more readily available components. In addition, certain key components used in the Company's products are available only from single sources and the Company does not have long-term contracts ensuring the supply of such components. As the Company typically attempts to maintain less than 90 days supply of such components, there can be no assurance that components will be available to meet the Company's future requirements at favorable prices, if at all. The Company also relies on third party suppliers for software that is bundled with some of the Company's products. The Company currently has agreements with these suppliers; however, these software items are not generally readily available from alternate sources. The Company's future inability to obtain components or software or to redesign its products to accept alternatives, in a timely manner, could materially and adversely affect the Company's business and financial condition. In addition, any significant increase in prices or inability to ship products due to a lack of components or software could adversely affect the Company's results of operations.

Risks Associated with International Operations and Regulatory Standards

For the second quarter of fiscal 1997, sales in the United States, Europe, and in the Pacific Rim countries accounted for 46 percent, 48 percent and 6 percent of the Company's net revenues respectively. For the first six months of the current fiscal year, sales in the United States, Europe and the Pacific Rim countries accounted for 53 percent, 42 percent and 5 percent of the Company's net revenues, respectively. The Company expects that sales in the United States and Europe will continue to account for a substantial majority of the Company's revenues for the foreseeable future. There can be no assurance that the Company will achieve significant penetration in other markets.

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

The Company's primary manufacturing operation is located in Dorado, Puerto Rico, an area which is subject to hurricanes at certain times of the year. Damage to this facility or an interruption in the ability to receive components or ship products to its customers could have a material adverse impact on the Company's business, financial condition, operating results or liquidity.

Dependence of Key Personnel

The Company's success depends to a significant degree on the performance and continued service of its senior management and certain key employees. Competition for such highly skilled employees with technical, management, marketing, sales, product development and other specialized skills is intense, and there can be no assurance that the Company will be successful in recruiting and retaining such personnel. In addition, there can be no assurance that employees will not leave the Company and, after leaving, compete against the Company. The loss of key management, technical and sales personnel would have a material adverse effect on the Company's business, financial condition, operating results or liquidity.

Fluctuations in Quarterly Operating Results

Because the Company generally ships products within a short period after receipt of an order, the Company typically does not have a material backlog of unfilled orders, and revenues in any quarter are substantially dependent on orders booked in that quarter. Typically, the Company generates a large percentage of its quarterly revenues in the last month of the quarter. Adding further to the variability of sales are certain large OEM customers that tend to order sporadically and volumes can vary significantly from quarter to quarter. A small variation in the timing of orders is likely to adversely and disproportionately affect the Company's quarterly results of operations as the Company's expense levels are based, in part, on its expectations of future sales and only a small portion of the Company's expenses vary directly with its sales. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of demand in relation to the Company's quarterly expectations or any material delay of customer orders would have an immediate and adverse impact on the Company's quarterly results of operations, financial condition or liquidity.

Recent History of Losses from Continuing Operations

The Company incurred losses from continuing operations of $9,288 in fiscal 1996, and $941 in the first quarter of fiscal 1997. Results for the first quarter included consolidation charges of $1,280. While the Company returned to profitability in the current quarter, there can be no assurances that revenues will remain at current levels or return to the levels experienced in previous years or that the Company would be profitable at such revenue levels.

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

PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the Company was held on November 21, 1996. The following members were elected to the Company's Board of Directors to hold office for the ensuing year:

Nominee                                    In Favor             Withheld
-------                                    --------             --------
Fred B. Cox                                5,192,014            347,397
Paul F. Folino                             5,191,474            347,937
Michael P. Downey                          5,188,524            350,887
Robert H. Goon                             5,186,974            352,437
Don M. Lyle                                5,189,874            349,537

In addition, the stockholders of the Company ratified the selection of KPMG Peat Marwick LLP as the Company's independent public accountants for fiscal year 1997. The number of shares voted for ratification was 5,491,962. The number of shares voted against ratification was 12,368. The number of shares abstaining was 35,081.

The stockholders of the Company also approved an amendment of the Company's Employee Stock Option Plan which increased the number of shares covered by that plan by 200,000 shares. The amendment was approved with 4,939,101 shares voting for approval, 528,733 shares voting against approval, 32,636 shares abstaining, and 38,971 non-voted shares.


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


Date:  February 11, 1997



                                      EMULEX CORPORATION



                                      By:  /s/ Paul F. Folino
                                         --------------------------------------
                                          Paul F. Folino
                                          President and Chief Executive Officer





                                      By:  /s/ Michael J. Rockenbach
                                         --------------------------------------
                                          Michael J. Rockenbach
                                          Vice President Finance and
                                          Acting Chief Financial Officer
                                          (Principal Financial & Chief
                                          Accounting Officer)