Form 10-Q
period 1997-03-30
EMULEX CORP /DE/
filed 1997-05-13
CIK 350917

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                              ---------------------
(Mark One)

   [X]       Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 30, 1997

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

As of May 8, 1997, the registrant had 6,088,237 shares of common stock outstanding.

--------------------------------------------------------------------------------

                       EMULEX CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                         PAGE
                                                                                                         ----
Part I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
   March 30, 1997 and June 30, 1996                                                                       2

Condensed Consolidated Statements of Operations
   Three and nine months ended March 30, 1997
   and March 31, 1996                                                                                     3

Condensed Consolidated Statements of Cash Flows
   Nine months ended March 30, 1997 and March 31, 1996                                                    4

Notes to Condensed Consolidated Financial Statements                                                      5

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                               6


Part II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                                                13

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

                       EMULEX CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)
                                   (unaudited)

                                                                     March 30,      June 30,
Assets                                                                 1997           1996
------                                                               ---------      --------
Current assets:
  Cash and cash equivalents                                           $   996        $ 1,635
  Accounts and notes receivable, net                                   13,948         12,993
  Inventories, net                                                     11,868         14,671
  Prepaid expenses                                                      1,891          1,892
  Income tax receivable                                                   355            388
                                                                      -------        -------
      Total current assets                                             29,058         31,579

Property, plant and equipment, net                                      6,924          7,533
Other assets                                                              518            188
                                                                      -------        -------
                                                                      $36,500        $39,300
                                                                      =======        =======
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
  Note payable to bank                                                $   500        $    --
  Current installments of capitalized
    lease obligations                                                     156            261
  Accounts payable                                                      4,409          8,699
  Accrued liabilities                                                   5,447          5,846
  Deferred income taxes                                                    53            688
                                                                      -------        -------
      Total current liabilities                                        10,565         15,494

Capitalized lease obligations,
  excluding current installments                                          102            204
Deferred income                                                           130             --
Deferred income taxes                                                   2,556          1,572
                                                                      -------        -------

                                                                       13,353         17,270
                                                                      -------        -------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.01 par value; 1,000,000 shares authorized
    (150,000 shares designated as Series A Junior Participating
    Preferred Stock); none issued and outstanding                          --             --
   Common stock, $0.20 par value; 20,000,000 shares authorized;
    6,073,414 and 5,993,403 issued and outstanding at
    March 30, 1997 and June 30, 1996, respectively                      1,215          1,199
   Additional paid-in capital                                           7,079          6,627
   Retained earnings                                                   14,853         14,204
                                                                      -------        -------

      Total stockholders' equity                                       23,147         22,030
                                                                      -------        -------

                                                                      $36,500        $39,300
                                                                      =======        =======

See accompanying notes to condensed consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                    Three Months Ended                 Nine Months Ended
                                                 -------------------------         --------------------------
                                                 March 30,       March 31,         March 30,        March 31,
                                                   1997            1996              1997             1996
                                                 ---------       ---------         ---------        ---------
Net revenues                                     $ 17,011         $ 12,702         $ 49,021         $ 35,822
Cost of sales                                      10,012            8,445           30,606           24,247
                                                 --------         --------         --------         --------
   Gross profit                                     6,999            4,257           18,415           11,575
Operating expenses:
   Engineering and development                      2,640            2,781            7,341            8,721
   Selling and marketing                            1,896            2,944            5,910            8,759
   General and administrative                       1,138            1,243            3,570            3,719
   Consolidation charges                               --               --            1,280               --
                                                 --------         --------         --------         --------
     Total operating expenses                       5,674            6,968           18,101           21,199
                                                 --------         --------         --------         --------

     Operating income (loss)                        1,325           (2,711)             314           (9,624)

Nonoperating income (expense)                         (99)             374               27              503
                                                 --------         --------         --------         --------

     Income (loss) before income taxes              1,226           (2,337)             341           (9,121)

Provision for (benefit from) income taxes             123               --             (308)            (387)
                                                 --------         --------         --------         --------

Net income (loss)                                $  1,103         $ (2,337)        $    649         $ (8,734)
                                                 ========         ========         ========         ========

Net income (loss) per common and common
  equivalent share                               $   0.18         $  (0.39)        $   0.10         $  (1.47)
                                                 ========         ========         ========         ========

Weighted average number of common
  and common equivalent shares                      6,299            5,942            6,284            5,926
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

                       EMULEX CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                 Nine Months Ended
                                                                             --------------------------
                                                                             March 30,        March 31,
                                                                               1997             1996
                                                                             ---------        ---------
Cash flows from operating activities:
-------------------------------------
Income (loss) from continuing operations                                     $    649         $ (8,734)
  Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
    Depreciation and amortization                                               2,028            1,761
    Loss (gain) on disposal of property, plant and equipment                       56             (155)
    Provision for doubtful accounts                                                97               84

  Changes in assets and liabilities:
    Accounts receivable                                                        (1,052)           2,301
    Inventories                                                                 2,803              776
    Prepaid expenses and other assets                                              58             (597)
    Income tax receivable                                                          33              (26)
    Long term deferred tax asset                                                 (387)            (387)
    Accounts payable                                                           (4,290)          (2,055)
    Accrued liabilities                                                          (399)              24
    Deferred income                                                               130               --
    Deferred income taxes                                                         349               --
                                                                             --------         --------
  Net cash provided by (used in) operating activities                              75           (7,008)
                                                                             --------         --------

Cash flows from investing activities:
-------------------------------------
Net proceeds from sale of property, plant and equipment                            58            1,024
Additions to property, plant and equipment                                     (1,533)          (1,560)
                                                                             --------         --------
  Net cash used in investing activities                                        (1,475)            (536)
                                                                             --------         --------
Cash flows from financing activities:
-------------------------------------
Principal payments under capital leases                                          (207)            (181)
Proceeds from note payable to bank, net                                           500               --
Proceeds from issuance of common stock                                            468              399
                                                                             --------         --------
  Net cash provided by financing activities                                       761              218
                                                                             --------         --------
Net cash used in continuing operations                                           (639)          (7,326)
Net cash used in discontinued operations                                           --              (74)
                                                                             --------         --------
Net decrease in cash and cash equivalents                                        (639)          (7,400)

Cash and cash equivalents at beginning of period                                1,635           10,308
                                                                             --------         --------

Cash and cash equivalents at end of period                                   $    996         $  2,908
                                                                             ========         ========

Supplemental disclosures:
-------------------------
Cash paid during the period (related to continuing
 and discontinued operations) for:
  Interest                                                                   $    168         $     28
  Income taxes                                                                     32              133

See accompanying notes to condensed consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the financial position as of March 30, 1997, and June 30, 1996, and the results of operations for the three and nine months ended March 30, 1997, and March 31, 1996, and the statements of cash flows for the nine months then ended. Interim results for the three and nine months ended March 30, 1997, are not necessarily indicative of the results that may be expected for the year ending June 29, 1997. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996. References to dollar amounts are in thousands, except share data, unless otherwise specified.


2.    Inventories

      Inventories, net, are summarized as follows:

                                             March 30,               June 30,
                                               1997                    1996
                                             ---------               --------
              Raw materials                 $  7,305                 $  8,074
              Work-in-process                  1,958                    1,844
              Finished goods                   2,605                    4,753
                                             -------                  -------
                                             $11,868                  $14,671
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

                                                 Percentage of Net Revenues   Percentage of Net Revenues
                                                 For the Three Months Ended   For the Nine Months Ended
                                                 --------------------------   -------------------------
                                                  March 30,      March 31,     March 30,      March 31,
                                                    1997           1996          1997           1996
                                                  ---------      ---------     ---------      ---------
Net revenues                                       100.0%         100.0%         100.0%         100.0%
Cost of sales                                       58.9           66.5           62.4           67.7
                                                   -----          -----          -----          -----
    Gross profit                                    41.1           33.5           37.6           32.3

Operating expenses:
  Engineering and development                       15.5           21.9           15.0           24.3
  Selling and marketing                             11.1           23.1           12.1           24.5
  General and administrative                         6.7            9.8            7.3           10.4
  Consolidation charges                               --             --            2.6             --
                                                   -----          -----          -----          -----
      Total operating expenses                      33.3           54.8           37.0           59.2
                                                   -----          -----          -----          -----
      Operating income (loss)                        7.8          (21.3)           0.6          (26.9)

Nonoperating income (expense)                       (0.6)           2.9            0.1            1.4
                                                   -----          -----          -----          -----
      Income (loss) before income taxes              7.2          (18.4)           0.7          (25.5)

Provision for (benefit from) income taxes            0.7             --           (0.6)          (1.1)
                                                   -----          -----          -----          -----
   Net income (loss)                                 6.5%         (18.4)%          1.3%         (24.4)%
                                                   =====          =====          =====          =====

NET REVENUES

Net revenues for the three and nine month periods ended March 30, 1997 were $17,011 and $49,021, respectively, compared to $12,702 and $35,822, respectively, for the same periods of last fiscal year. These amounts represent an increase in net revenues of $4,309, or 34 percent, for the three month period and $13,199, or 37 percent, for the nine month period. This increase in net revenues resulted primarily from higher sales to original equipment manufacturers (OEMs), which increased from the levels of the comparable periods of last fiscal year by $7,127, or 143 percent, for the three month period and $19,538, or 171 percent, for the nine month period. The increase in sales to OEMs is attributable to the numerous printer server design wins the Company achieved in fiscal 1996 and 1997, higher sales of wide area network adapters to one OEM in the current fiscal year, and sales of the Company's fibre channel products which are primarily to OEMs during the early stages of this market development. These increases were partially offset by reductions in distribution and end-user net revenues. Net revenues from distribution decreased by $2,171 , or 34 percent, and $3,881, or 20 percent, for the three and nine month periods, respectively. End-user net revenues for the three and nine month periods decreased by $647, or 46 percent, and $2,458, or 50 percent, respectively.

From a product line perspective, revenues generated by the Company's emerging fibre channel products increased to $3,062, compared to $230 in the previous year's third quarter. Printer server revenues increased $1,716, or 31 percent, network access revenues increased $57, or 1 percent, and other miscellaneous product lines decreased $296, or 41 percent, from the comparable quarter of the prior fiscal year. For the nine month period ended March 30, 1997, fibre channel revenues increased to $6,317 compared to $571 for the same period of fiscal 1996. Printer server revenues increased $8,209, or 55 percent, network access revenues increased $1,222, or 7 percent, and other miscellaneous product lines decreased $506, or 21 percent, from the comparable nine month period of fiscal 1996. Net revenues for the nine month period of fiscal 1996 included $1,472 of memory devices that had been engineered out of certain products.

Although fibre channel represented 18 percent of revenues in the third quarter and 13 percent for the first nine months of fiscal 1997, the market is an emerging technology and there can be no assurance that the Company's products will adequately meet the requirements of the market, or achieve market acceptance. Because the Company's fibre channel products are designed to provide both an input/output (I/O) and a networking connection between computers and storage devices, the future revenues of the fibre channel product line depend on the availability of other fibre channel products not manufactured or sold by the Company including, but not limited to, gigabit transmission speed fibre channel disk drives. Furthermore, the Company's fibre channel products are dependent upon components supplied by third parties for this emerging technology and there can be no assurance that these components will be available in the quantities desired and function as needed.

GROSS PROFIT

The gross profit percentages for the three and nine month periods ended March 30, 1997, were 41 percent and 38 percent, respectively, compared to 34 percent and 32 percent for the three and nine month periods of the prior fiscal year, respectively. This increase in gross profit is primarily attributable to a combination of higher volumes, lower prices for components used in the Company's products and a product mix which contains a higher percentage of higher margin products.

OPERATING EXPENSES

Operating expenses for the quarter ended March 30, 1997 decreased by $1,294, or 19 percent, from the comparable quarter a year earlier. For the first nine months of fiscal 1997, operating expenses decreased by $3,098, or 15 percent, compared to the same period of fiscal 1996. Included in the current nine month period were consolidation charges of $1,280 recognized during the first quarter of fiscal 1997. Excluding these charges, operating expenses in the current nine month period would have been $16,821. This represents a decrease of $4,378, or 21 percent, from the nine month period of fiscal 1996. Engineering and development expenses decreased $141, or 5 percent, and $1,380, or 16 percent, for the three and nine month periods, respectively, compared to the corresponding periods of the prior fiscal year. Selling and marketing expenses decreased $1,048, or 36 percent, and $2,849, or 33 percent, for the three and nine month periods, respectively, of fiscal 1997 compared to fiscal 1996. These reductions are primarily the result of the Company's reduction of investment in product areas outside of the Company's core focus in fibre channel, printer server and wide area networking markets. General and administrative expenses declined in comparison to a year earlier by $105, or 8 percent, for the three month period and by $149, or 4 percent, for the nine month period.

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

NONOPERATING INCOME (EXPENSE)

Nonoperating income (expense) for the three months ended March 30, 1997, decreased by $473 compared to the same period a year earlier. The prior year included a $312 gain on the sale of a building at the production facility in Puerto Rico. The remaining decrease of $161 resulted primarily from reduced interest income and an increase in interest expense due to the Company's current financing activities. For the nine month period ended March 30, 1997, nonoperating income decreased by $476 compared to the same period of the prior fiscal year. The current year includes $238 of interest income associated with prior years' tax returns and the prior fiscal year includes a $312 gain on the sale of a building at the production facility in Puerto Rico. Excluding these nonrecurring items, nonoperating income (expense) decreased $402, also primarily from reduced interest income and an increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its recent working capital needs and capital expenditure requirements from internally generated funds, its line of credit, facilities leases and equipment leases. As of March 30, 1997, the company had cash and cash equivalents of $996, down $639 from June 30, 1996.

In addition to its cash balances, the Company has a line of credit of up to $7,000 with Silicon Valley Bank. The facility is available through September 1997, unless extended by the parties. At the end of the third quarter of fiscal 1997, the Company had a $500 borrowing outstanding under the line of credit. Under the terms of the line of credit, the Company is required to grant Silicon Valley Bank a security interest in its accounts receivable, inventories, equipment and other property upon any borrowing. The line of credit with Silicon Valley Bank requires the Company to satisfy certain financial and other covenants and conditions, including prescribed levels of tangible net worth, profitability and liquidity. In the event the Company fails to comply with any financial or other covenant in its loan agreement with Silicon Valley Bank, the line of credit could become unavailable to the Company. In addition, since borrowings have been made under the line of credit, a failure to continue to satisfy such covenants in the future would constitute an event of default, giving rise to the various remedies available to a secured lender. At the end of the third quarter of fiscal 1997, the Company was in compliance with all the terms of the line of credit; however, there can be no assurance that the Company will continue to satisfy the financial and other covenants and conditions of the line of credit or that the line of credit will continue to be available to meet the Company's liquidity requirements.

The Company believes that its existing cash balances, facilities and equipment leases, anticipated cash flows from operating activities and borrowings under its line of credit will be sufficient to support its working capital needs and capital expenditure requirements for the next twelve months. The Company's ability to meet its future liquidity requirements is dependent upon its ability to operate profitably or, in the absence thereof, to borrow on its line of credit and to arrange additional debt and/or equity financing. If the Company were to again experience losses at the rate experienced in fiscal 1996 and the first quarter of fiscal 1997, additional debt or equity financing would be required within six to twelve months. There can be no assurance that revenues will remain at current levels or return to the levels experienced in previous years or that the Company would be profitable at such revenue levels. In addition, as a larger percentage of the Company's revenue is derived from OEMs, the Company may experience liquidity issues due to the timing of orders from OEMs. Furthermore, there can be no assurance that future requirements to fund operations will not require the Company to make additional borrowings on its line of credit and seek additional financing, or that such line of credit or additional financing will be available on terms favorable to the Company and its stockholders, or at all.

BUSINESS ENVIRONMENT AND RISK FACTORS

Rapid Technological Change and New Product Development

The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards and frequent introductions of new products and enhancements. The Company believes that its future success will depend to a large extent on its ability to enhance its existing products and to introduce new products on a timely basis to meet changes in customer preferences, emerging technologies and evolving industry standards. There can be no assurance that the Company will be successful in developing, manufacturing and marketing new products or product enhancements that respond to technological changes or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or that its new products will adequately meet the requirements of the marketplace and achieve market acceptance. Nor can there be any assurance that the Company will be able to develop or license from third parties the underlying core technologies necessary for new products and enhancements. Additionally, there can be no assurance that services, products or technologies developed by others will not render the Company's products or technologies uncompetitive or obsolete. If the Company is unable, for technological or other reasons, to develop new products or enhancements of existing products in a timely manner in response to changing market conditions or customer preferences, the Company's business, results of operations, financial condition and/or liquidity would be materially and adversely affected.

Dependence on Proprietary Technology

Although the Company believes that its continued success will depend primarily on continuing innovation, sales, marketing, technical expertise, the quality of product support and customer relations, the Company must also protect the proprietary technology contained in its products. The Company currently relies on a combination of patents, copyrights, trademarks, trade secret laws and contractual provisions to establish and protect proprietary rights in its products. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation or independent third party development of its technology. Although the Company believes that its products and technology do not infringe proprietary rights of others, there can be no assurance that third parties will not assert infringement claims or that the Company will not be required to obtain licenses of third party technologies. No assurance can be given that any necessary licenses will be available or that if available, such licenses can be obtained on commercially reasonable terms. The failure to obtain such royalty or licensing agreements on a timely basis would have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

Early Stage of the Fibre Channel Market

The Company has invested and continues to invest substantially in the engineering of products to address the fibre channel market, which is at an early stage of development and is rapidly evolving. The Company's investment in fibre channel designs was over 50 percent of the Company's engineering and development expenditures for the current quarter and over 45 percent year-to-date. The Company's future success in the fibre channel market will depend to a significant degree upon the ability of the Company to acquire components for its fibre channel products from third party suppliers that perform as needed and in the quantities needed, as well as broad market acceptance of the technology under development. This success will be dependent in part on the ability of the Company's OEMs to develop new products that provide the functionality, performance, speed and network connectivity demanded by the market at acceptable prices, and to convince end-users to adopt fibre channel technology. The Company believes the projected fibre channel market represents a significant portion of the opportunities for revenue growth in the future; however, there can be no assurance that the fibre channel market will continue to expand, that the Company's investment in fibre channel will achieve a profitable return, that customers will choose the Company's technology for use, or that fibre channel will gain market acceptance. The failure of any of these events to occur would have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

Competition

The markets for the Company's products are highly competitive and are characterized by rapid technological advances, price erosion, frequent new product introductions and evolving industry standards. The industry consists of major domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources than the Company, as well as emerging companies attempting to obtain a share of the existing market. The Company's competitors continue to introduce products with improved price/performance characteristics, and the Company will have to do the same to remain competitive. The Company operates in a volatile and dynamic market, and more aggressive market and product positioning by certain competitors would have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

Reliance on OEMs, Distributors and Key Customers

In the third quarter of fiscal 1997, the Company derived approximately 24 percent of its revenue from distributors and 71 percent from OEMs. For the first nine months of fiscal 1997, the Company derived approximately 32 percent of its revenue from distributors and 63 percent of its revenue from OEMs. The Company's agreements with distributors and OEMs are typically non-exclusive and in many cases may be terminated by either party without cause, and many of the Company's distributors and OEMs carry competing product lines. Therefore, there can be no assurance that any distributors or OEMs will continue to purchase the Company's products. The loss of important distributors or OEMs would adversely affect the Company's business, results of operations, financial condition and/or liquidity.

Among the Company's key customers, Reuters Limited and Sequent Computer Systems accounted for 18 percent and 10 percent, respectively, of the Company's revenue in the third quarter of fiscal 1997. The Reuters project now underway is expected to continue for another two to three quarters. After that time, significant volume from Reuters is dependent upon the award of new design wins and initiation of new products. The Company's revenues are significantly dependent upon, among other things, the ability and willingness of its OEMs to timely develop and promote products that incorporate the Company's technology. The ability and willingness of OEMs to do so is based upon a number of factors such as: the timely development by the Company and the OEMs of new products with new functionality, increased speed and enhanced performance at acceptable prices to end-users; development costs of the OEMs; compatibility with both existing and emerging industry standards; technological advances; patent and other intellectual property issues and competition generally. No assurance can be given as to the ability or willingness of the Company's OEMs to continue developing, marketing and selling products incorporating the Company's technology. Since the Company's business is dependent on its relationships with its OEMs and distributors, the inability or unwillingness of any of the Company's significant customers to continue their relationships with the Company and to develop and promote products incorporating the Company's technology would have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

Concentration of OEM Customers

Over the past two years, the Company secured over 20 new printer server design wins, many of which already have or will enter volume production over the next three to six months. The Company has also been an early entrant and leading developer of gigabit fibre channel products. Based on its initial positioning in this market, the Company has secured 30 initial design wins with storage and computing OEM customers. In the most recent quarter, revenues from fibre channel products have increased to 18 percent of total Company revenues. Historically, revenues from the Company's top OEM customers have accounted for a significant portion of the Company's total revenues. Although the Company has attempted to expand its base of OEMs, there can be no assurance that its revenues in the future will not be similarly derived from a limited number of OEM customers. The Company's largest OEM customers vary to some extent from year to year as product cycles end, contractual relationships expire and new products and customers emerge. Many of the arrangements with the Company's OEMs are provided on a project-by-project basis, are terminable with limited or no notice, and, in certain instances, are not governed by long-term agreements. The Company also is subject to a credit risk associated with the concentration of its accounts receivable from these OEMs, as well as liquidity issues due to timing of orders from these OEMs. No assurance can be given as to the ability or willingness of any of the Company's OEMs to continue utilizing the Company's products and technology or as to the ability of the Company in the future to sell its products and technology to its existing or new OEMs. Any significant decrease in sales of products by the Company's larger OEMs, any failure of the Company to replace its existing OEMs or to enter into relationships with new OEM customers in accordance with the Company's expectations, or any delay in or failure to make the payments due to the Company from such OEMs would have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

Risks Associated with Product Development; Product Delays

The Company in the past has experienced delays in product development, and the Company may experience similar delays in the future. Prior delays have resulted from numerous factors such as changing OEM product specifications, difficulties in hiring and retaining necessary personnel, difficulties in reallocating engineering resources and other resources limitations, difficulties with independent contractors, changing market or competitive product requirements and unanticipated engineering complexity. In addition, the Company's software and hardware have in the past, and may in the future, contain undetected errors or failures that become evident upon product introduction or as product production volume increases. There can be no assurance, despite testing by the Company and its OEMs, that errors will not be found, that the Company will not experience development challenges resulting in unanticipated problems or delays in the acceptance of products by the Company's OEMs or shipment of the OEMs' products, or that the Company's new products and technology will meet performance specifications under all conditions or for all anticipated applications. Given the short product life cycles in the markets for the company's products, any delay or unanticipated difficulty associated with new product introductions or product enhancements would have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

Reliance on Third Party Suppliers

The Company relies on third party suppliers who supply the components used in the Company's products. Most components are readily available from alternate sources. However, the unavailability of certain components from current suppliers, especially components custom designed for the Company, could result in delays in the shipment of the Company's products as well as additional expense associated with obtaining and qualifying a new supplier or redesigning the Company's product to accept more readily available components. In addition, certain key components used in the Company's products are available only from single sources and the Company does not have long-term contracts ensuring the supply of such components. Furthermore, the components used for the Company's fibre channel products are based on an emerging technology and may not be available with the performance characteristics and in the quantities required by the Company. As the Company typically attempts to maintain less than 90 days supply of such components, there can be no assurance that components will be available to meet the Company's future requirements at favorable prices, if at all. The Company also relies on third party suppliers for software that is bundled with some of the Company's products. The Company currently has agreements with these suppliers; however, these software items are not generally readily available from alternate sources. The Company's future inability to obtain components or software, any significant increase in prices of these components or software or the inability to redesign its products to accept alternatives in a timely manner would materially and adversely affect the Company's business, results of operations, financial condition and/or liquidity.

Risks Associated with International Operations and Regulatory Standards

For the third quarter of fiscal 1997, sales in the United States, Europe, and in the Pacific Rim countries accounted for 47 percent, 44 percent and 9 percent of the Company's net revenues, respectively. For the first nine months of the current fiscal year, sales in the United States, Europe and the Pacific Rim countries accounted for 51 percent, 43 percent and 6 percent of the Company's net revenues, respectively. The Company expects that sales in the United States and Europe will continue to account for a substantial majority of the Company's revenues for the foreseeable future. There can be no assurance that the Company will achieve significant penetration in other markets.

The Company's worldwide price list uses U.S. dollars in all markets. An increase in the value of the U.S. dollar relative to foreign currencies would make the Company's products more expensive and therefore potentially less competitive in those markets. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles, potentially adverse tax consequences, repatriation of earnings and the burdens of complying with a wide variety of foreign laws. In addition, revenues of the Company earned in various countries where the Company does business may be subject to taxation by more than one jurisdiction, thereby adversely affecting the Company's earnings. There can be no assurance that such factors will not have an adverse effect on the revenues from the Company's future international sales and, consequently, the Company's business, results of operations, financial condition and/or liquidity.

The Company's primary manufacturing operation is located in Dorado, Puerto Rico, an area which is subject to hurricanes at certain times of the year. Damage to this facility or an interruption in the ability to receive components or ship products to its customers would have a material adverse impact on the Company's business, results of operations, financial condition and/or liquidity.

Dependence of Key Personnel

The Company's success depends to a significant degree on the performance and continued service of its senior management and certain key employees. Competition for such highly skilled employees with technical, management, marketing, sales, product development and other specialized skills is intense, and there can be no assurance that the Company will be successful in recruiting and retaining such personnel. In addition, there can be no assurance that employees will not leave the Company and, after leaving, compete against the Company. The loss of key management, technical and sales personnel could have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

Fluctuations in Quarterly Operating Results

Because the Company generally ships products within a short period after receipt of an order, the Company typically does not have a material backlog of unfilled orders, and revenues in any quarter are substantially dependent on orders booked in that quarter. Typically, the Company generates a large percentage of its quarterly revenues in the last month of the quarter. Adding further to the variability of sales are certain large OEM customers that tend to order sporadically and volumes can vary significantly from quarter to quarter. A small variation in the timing of orders is likely to adversely and disproportionately affect the Company's quarterly results of operations as the Company's expense levels are based, in part, on its expectations of future sales and only a small portion of the Company's expenses vary directly with its sales. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of demand in relation to the Company's quarterly expectations or any material delay of customer orders would have an immediate and adverse impact on the Company's quarterly results of operations, financial condition and/or liquidity.

Recent History of Losses from Continuing Operations

The Company incurred net losses of $9,288 in fiscal 1996 and $941 in the first quarter of fiscal 1997. Results for the first quarter included consolidation charges of $1,280. While the Company has generated net income for the last two quarters, and for the nine month period ended March 30, 1997, there can be no assurances that revenues will remain at current levels or return to the levels experienced in previous years or that the Company would be profitable at such revenue levels.

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

PART II. OTHER INFORMATION
--------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)   Exhibit 27.1    Financial Data Schedule

(b) The registrant has not filed any reports on Form 8-K during the period for which this report is filed.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 13, 1997

                                        EMULEX CORPORATION


                                        By:   /s/ Paul F. Folino
                                           -------------------------------------
                                           Paul F. Folino
                                           President and Chief Executive Officer


                                        By:   /s/ Michael J. Rockenbach
                                           -------------------------------------
                                           Michael J. Rockenbach
                                           Vice President Finance and
                                           Acting Chief Financial Officer
                                           (Principal Financial & Chief
                                             Accounting Officer)