Form 10-K
period 1997-06-29
EMULEX CORP /DE/
filed 1997-09-25
CIK 350917

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
 [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                     FOR THE FISCAL YEAR ENDED JUNE 29, 1997

                                       OR

 [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                   For the transition period from ____ to ____

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

                     COMMON STOCK, PAR VALUE $0.20 PER SHARE
                         PREFERRED STOCK PURCHASE RIGHTS
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of September 19, 1997, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $105,011,592.

As of September 19, 1997, the registrant had 6,107,493 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (items 10, 11, 12 and 13) is incorporated by reference to portions of the registrant's definitive proxy statement for the 1997 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1997 year.

================================================================================

                                     PART I

Item I.  BUSINESS.

All references to years refer to the Company's fiscal years ended June 29, 1997, June 30, 1996 and July 2, 1995, as applicable, unless the calendar year is specified. References to dollar amounts are in thousands, except share data, unless otherwise specified.

INTRODUCTION

Emulex Corporation is a leading designer and manufacturer of high-performance network connectivity products including fibre channel, printer servers and network access products. The Company's hardware and software-based networking solutions improve communication in computer networks and enhance data flow between computers and peripherals. Many of the Company's networking products are based upon proprietary semiconductors designed by Emulex to maximize performance and simultaneously reduce costs. Emulex utilizes its strengths in gigabit networking, in-house design of application specific integrated circuits ("ASICs"), and development of local area network/wide area network ("LAN/WAN") multiple protocol and interface communication technologies to secure original equipment manufacturer ("OEM") design wins and end user installations. The Company primarily markets through two-tier distribution, where the end user is typically the operator of a large network, and to large OEMs. In 1997, approximately 64 percent of Emulex's revenue was derived from OEMs.

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

In 1994, Emulex completed a major transition departing its historic storage controller business and spinning off its wholly-owned SCSI subsidiary, QLogic Corporation (see note 2 to the Consolidated Financial Statements). In May 1993, Paul Folino was elected President and CEO of Emulex and in the ensuing quarters he assembled a new management team to complement the group already in place, including a new vice president of research and development and vice president of sales. The management team has streamlined operations, expanded distribution channels by adding a new two-tier distribution network and refocused the Company's product development and marketing efforts toward networking markets such as fibre channel, printer servers and wide area networking.

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

The ever-increasing need for higher bandwidth. While microprocessors have made continual gains in computing capability, I/O channel and LAN speeds have not kept pace and are increasingly responsible for overall performance constraints. New technologies such as the American National Standard Institute ("ANSI") Fibre Channel standard are emerging to relieve this performance bottleneck.

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

Increasing Demand for Flexible Access to Computing Resources. Computing resources, such as printers, storage devices, and other peripheral devices, are at various stages of being attached directly to the network itself rather than to a single computer or server. Direct attachment improves the overall efficiency of the network by enabling peripherals to be placed anywhere on the network, thereby increasing availability of shared resources to multiple users, eliminating bandwidth bottlenecks imposed by port or channel interfaces and reducing server workload.

PRODUCTS

Emulex designs, manufactures, and markets three primary product families: high-speed fibre channel products, printer servers and network access servers.

Fibre Channel

The Company's host adapter and hub products for the emerging fibre channel market provide a scaleable high bandwidth communications connection among computer systems and data storage systems at transmission speeds of up to one gigabit per second, servicing both LAN and I/O requirements. By leveraging both its networking expertise and its historical background in storage interfaces, Emulex believes it has emerged as a leader in high speed fibre channel communication products. Through June 29, 1997, Emulex had been awarded 33 fibre channel design wins with high-end computer server and storage OEMs such as Data General, Fujitsu PC, Hitachi, NEC and Sequent Computer Systems. The Company was one of the developers of the ANSI standards applicable to fibre channel and the Company has also joined the Gigabit Ethernet Alliance associated with the evolving Gigabit Ethernet standard, a developing high speed LAN standard partially based on the fibre channel specification. Emulex believes that it has established a leadership role in fibre channel product development by introducing, among other products, the first fibre channel host adapter with an integrated RISC processor, which enables servers to offload the host networking or I/O workload and increase system performance. Emulex also developed the first Peripheral Component Interconnect ("PCI") host adapter that supported all three fibre channel standard classes and topologies, which enables users to transparently upgrade from a low-end arbitrated loop network to a high-end switched fibre channel environment encompassing both I/O and LAN applications. Since the introduction of the Company's first fibre channel products in the fourth quarter of fiscal 1995, the Company expanded its sales of fibre channel products to approximately $11,521, or 18 percent of total revenues, in the year ended June 29, 1997.

Fibre channel is a communication standard developed by ANSI which is backed by more than 120 companies, including Hewlett-Packard, Seagate Technologies and Sun Microsystems. It is designed to allow communication at speeds of up to four gigabits per second and accelerates I/O channel communications between computers and peripherals while also serving high-speed LAN requirements.

The market for fibre channel host adapters and hubs is projected by two leading market research firms to grow to approximately $2.5 billion by the year 2000. The growing trend toward increasingly distributed computing environments, as well as the increased demand for higher storage capacity, has stimulated demand for fibre channel products due to fibre channel's high bandwidth characteristics and its ability to accommodate large numbers of attached computers and storage systems communicating over long distances. The fibre channel standard is also designed to address emerging hybrid LAN/IO applications such as clustering, in which multiple servers and storage systems share an application's workload, and storage area networks ("SANs"), in which multiple servers are able to access multiple storage systems on a fibre channel network. Fibre channel products currently are incorporated primarily in high-end storage applications such as RAID (redundant array of inexpensive disks). In response to this early market demand, the Company's initial products have been primarily deployed in high-end storage applications. However, due to the robust architecture of its ASIC solution, the Company believes that its product lines can be adapted to a broad range of performance applications which will enable the Company to take advantage of other opportunities within the fibre channel market as they emerge.

Printer Servers

Emulex's family of printer server products improve performance by attaching printers directly to the LAN, instead of to a file server. Emulex believes it is the leading independent supplier of internal printer servers to OEMs and is a leading supplier of printer servers to commercial end users. As a larger percentage of printers are shipped and installed in network-ready configurations, the printer server market has begun shifting toward OEM solutions, and the Company has emphasized this sector. The Company has secured design wins with 10 OEMs covering over 25 printers in 1996 and 1997. Currently, the Company provides printer servers to several top printer OEMs including Canon, IBM and Xerox. According to International Data Corp., printer server unit shipments are expected to grow at a 23% compounded annual growth rate through the year 2000, and total market revenues are expected to reach $1.9 billion by such date. The Company believes that approximately 30% of the total current printer server market is available to independent third party suppliers such as the Company.

Network Access

Emulex's network access server products provide connectivity between resources across both local and wide area networks. The four major product lines within the network access family are WAN adapters, communications servers, remote access servers ("RAS") and host software products. Emulex's marketing efforts are concentrated in the expanding WAN adapter market.

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

The Company's network access products consist primarily of WAN adapters that off-load remote communications processing from host computers and, to a lesser extent, communications servers that allow computers and peripherals to access local networks, and remote access servers that facilitate telecommuting applications. While the Company continues to offer network access products and such products continue to generate a significant portion of the Company's revenues and profits, it has focused its resources on the continued development and expansion of its fibre channel and printer server product lines. Due to the maturation of certain of the Company's network access products, the Company expects that its network access product line will account for a decreasing portion of its revenues and profits in future years.

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

SELLING AND MARKETING

The Company markets its products worldwide to OEMs, Value Added Resellers ("VARs"), systems integrators, industrial distributors, resellers and end users. Emulex offers repair services through a third-party organization and also directly through the Company. At the end of 1997, the domestic sales organization included 18 sales and support staff, including a vice president, located in Costa Mesa and 9 satellite offices. At the end of 1997, the international sales organization included 13 sales and support staff located in 3 international sales offices in Europe.

The Company's export revenues were 45, 40 and 47 percent of net revenues for 1997, 1996 and 1995, respectively. The majority of export shipments are to the European marketplace.

Although the Company has broadened its line of product offerings in an attempt to limit fluctuations in its quarterly results of operations, the Company's markets are both cyclical and seasonal in nature which may cause the Company's quarterly results of operations to vary significantly.

Reuters and Sequent Computer Systems accounted for 13 and 10 percent of net revenues in 1997, respectively. Furthermore, the Company's top five customers accounted for 44 percent of net revenues in 1997. IBM Corporation accounted for 15 percent of net revenues in 1996. Reuters and Xerox accounted for 16 and 13 percent of net revenues in 1995, respectively. The Company derived approximately 64 percent of its net revenues from sales to OEMs in 1997. Emulex's operating results could be adversely affected if sales to one or more of such customers significantly decline or if any one of these customers develop alternative sources for Emulex's products.

ORDER BACKLOG

At June 29, 1997, the Company had unshipped product orders of approximately $2,110 compared with approximately $7,839 at June 30, 1996. Approximately $6,900 of the June 30, 1996 backlog related to orders from Xerox, IBM and Reuters. At year end, all backlog was scheduled for delivery within six months or less with the exception of orders pending release dates. Orders are subject to rescheduling and/or cancellation with little or no penalty. Purchase order release lead times depend upon the scheduling practices of the individual customer, and the rate of booking new orders fluctuates from month to month. Therefore, the level of backlog at any one time is not necessarily indicative of trends in the Company's business.

ENGINEERING AND DEVELOPMENT

At June 29, 1997, the Company employed approximately 74 engineers, other technicians and support personnel engaged in the development of new products and the improvement of existing products. Engineering and development expenses were $10,006, $11,387 and $10,674 for 1997, 1996 and 1995, respectively.

COMPETITION

The Company's high-performance communications server products address both the UNIX-based and Digital Equipment Corporation based computer market and compete with a number of companies, including Digital Equipment Corporation. In the remote access market, competition includes Shiva, 3Com, Ascend Communications and others. Competition for the Company's WAN adapters is primarily IBM, which holds the largest market share. The Company's primary competitor for its Hewlett Packard ("HP") compatible network printing products is HP, which offers its own network printer server. The Company's printer server products also compete with a number of other manufacturers in the non-HP printer marketplace including Intel. Primary competition for the Company's fibre channel products includes HP and a number of smaller companies. The Company believes it competes successfully due to its broad product line, which includes low cost, high value products, as well as high-performance products. The Company operates in a volatile and dynamic market, and more aggressive market and product positioning by certain of these significantly larger competitors would have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

MANUFACTURING AND SUPPLIES

The Company's products consist primarily of electronic component parts assembled on internally designed printed circuit boards which are sold as board-level products. Most component parts can be purchased from two or more sources. However, certain other component parts, which represent a small percentage of the overall number of parts used by the Company, can only be obtained from single sources. In addition, the Company designs its own semiconductors which are embedded in its printer server and fibre channel products, and these are manufactured by third party semiconductor foundries. In addition to hardware, the Company designs software to provide functionality to its hardware products. The Company also licenses software from third party providers for use with its fibre channel, PCWAN and remote access products. Most of these providers are the sole source for this software. An inability or an unwillingness on the part of a single source supplier to provide the Company with the quantity of parts or software that it needs in a timely fashion could have an adverse impact on the Company's ability to manufacture and ship products in accordance with customer requirements. Both the Company's software and the third party software are sold primarily as embedded programs within the hardware products, but may be purchased separately as a software-only update for the Company's products.

At June 29, 1997, the Company had 175 manufacturing employees, including 123 permanent and 52 temporary employees, primarily at its manufacturing facility in Puerto Rico. Assembly operations conducted by the Company are typical of the electronics industry, and no unusual methods, procedures, or equipment are required. The Company does, however, utilize automated assembly and handling equipment, including surface mount technology production capabilities in its Puerto Rico facility. The sophisticated nature of the products, in most cases, requires extensive testing by specialized test devices operated by skilled personnel. The Company has purchased and developed several types of specialized test equipment to reduce the cost of this process, and maintains internal test engineering groups for continuing support of test operations.

EMPLOYEES

The Company had 332 employees at June 29, 1997, including 280 with permanent status and 52 temporaries, compared to 348 at June 30, 1996. This decrease is primarily attributable to the consolidation discussed below and partially offset by new hires throughout the year. None of the Company's employees are represented by a labor union.

During the first quarter of 1997, the Company initiated a consolidation of its operations to reduce its ongoing expense base and focus its activities in the fibre channel, printer server and wide area networking markets. Emulex's remote access and host software businesses, previously headquartered out of a Bellevue, Washington facility, have been relocated to Emulex headquarters in Costa Mesa, California. In addition, the Company has downsized its Pacific Rim sales organization and also made selected reductions at its manufacturing plant in Dorado, Puerto Rico and at its corporate headquarters. Total headcount worldwide was reduced by approximately 36 employees as a result of this consolidation, and the Company recognized a consolidation charge of $1,280.

RISK FACTORS

RECENT HISTORY OF LOSSES; FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

The Company incurred net losses of $9,288 in fiscal 1996 and $941 in the first quarter of fiscal 1997. Results for the first quarter included consolidation charges of $1,280. While the Company has generated net income for the last three quarters, and for the year ended June 29, 1997, there can be no assurances that revenues will remain at current levels or return to the levels experienced in previous years or that the Company would be profitable at such revenue levels.

The Company's revenues and results of operations have varied on a quarterly basis in the past and are expected to vary significantly in the future. Accordingly, the Company believes that period to period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. The Company's revenue and results of operations are difficult to forecast and could be adversely affected by many factors, including, among others, the size, timing and terms of individual transactions; the relatively long sales and deployment cycles for the Company's products, particularly through its OEM channel; changes in the Company's operating expenses; the ability of the Company to develop and market new products; market acceptance of new products, particularly in the fibre channel market; timing of introduction or enhancement of products by the Company or its competitors; the level of product and price competition; the ability of the Company to expand its OEM and distributor relationships; activities of and acquisitions by competitors; changes in printer server, network access and fibre channel technology and industry standards; changes in the mix of products sold, since the Company's network access and fibre channel host adapter products typically have higher margins than the Company's printer server and fibre channel hub products; changes in the mix of channels through which products are sold; levels of international sales; seasonality, since the Company typically experiences lower demand for its products in Europe in the first fiscal quarter; personnel changes; changes in customer budgeting cycles; foreign currency exchange rates; and general economic conditions. As a result of the foregoing or other factors in some future period the Company's results of operations could fail to meet the expectations of public market analysts or investors, and the price of the Company's common stock could be materially adversely affected.

Because the Company generally ships products within a short period after receipt of an order, the Company typically does not have a material backlog of unfilled orders, and revenues in any quarter are substantially dependent on orders booked in that quarter. Typically, the Company generates a large percentage of its quarterly revenues in the last month of the quarter. Adding further to the variability of sales are certain large OEM customers that tend to order sporadically and whose purchases can vary significantly from quarter to quarter. A small variation in the timing of orders is likely to adversely and disproportionately affect the Company's quarterly results of operations as the Company's expense levels are based, in part, on its expectations of future sales and only a small portion of the Company's expenses vary directly with its sales. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any shortfall of demand in relation to the Company's quarterly expectations or any delay of customer orders would have an immediate and adverse impact on the Company's quarterly results of operations, financial condition and/or liquidity.

Reliance on OEMs, Distributors and Key Customers

In 1997, the Company derived approximately 31 percent of its revenue from distributors and 64 percent from OEMs. In fiscal 1996 and 1995, respectively, the Company derived approximately 50 percent and 40 percent of its revenue from distributors and 39 percent and 53 percent of its revenues from OEMs. The Company's agreements with distributors and OEMs are typically non-exclusive and in many cases may be terminated by either party without cause, and many of the Company's distributors and OEMs carry competing product lines. There can be no assurance that the Company will retain its current OEMs or distributors or that it will be able to recruit additional or replacement OEMs or distributors. The loss of important distributors or OEMs would adversely affect the Company's business, results of operations, financial condition and/or liquidity. The Company's negotiates individual agreements with the majority of its OEMs and distributors. Although these agreements are substantially standardized, due to the individual negotiations variances do occur. However, these agreements generally provide for discounts based on expected or actual volumes of products purchased or resold by the reseller in a given period and do not require minimum purchases. Certain of these agreements provide manufacturing rights and access to source code upon the occurrence of specified conditions or defaults.
 The Company expects that certain of its OEMs will in the future develop competitive products and, if they do so, they may decide to terminate their relationship with the Company. Any reduction or delay in sales of the Company's products by its OEMs or distributors could have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

Reuters and Sequent Computer Systems accounted for 13 percent and 10 percent, respectively, of the Company's net revenues in fiscal 1997. The Reuters project now underway is expected to be completed by the end of calendar 1997. After that time, revenues from Reuters will be dependent upon the extension of the existing project or the award of new design wins on future projects. Furthermore, the Company's top five customers accounted for 44 percent of 1997 net revenues.

The Company's revenues are significantly dependent upon the ability and willingness of its OEMs to timely develop and promote products that incorporate the Company's technology. The ability and willingness of these OEMs to do so is based upon a number of factors such as: the timely development by the Company and the OEMs of new products with new functionality, increased speed and enhanced performance at acceptable prices to end users; development costs of the OEMs; compatibility with both existing and emerging industry standards; technological advances; patent and other intellectual property issues and competition generally. No assurance can be given as to the ability or willingness of the Company's OEMs to continue developing, marketing and selling products incorporating the Company's technology. Since the Company's business is dependent on its relationships with its OEMs and distributors, the inability or unwillingness of any of the Company's significant customers to continue their relationships with the Company and to develop and promote products incorporating the Company's technology would have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

Concentration of OEM Customers

Historically, revenues from the Company's top OEM customers have accounted for a significant portion of net revenues. In fiscal 1997, the Company's top five OEM customers accounted for 40 percent of the Company's net revenues. Although the Company has attempted to expand its base of OEMs, there can be no assurance that its revenues in the future will not be similarly derived from a limited number of OEM customers. The Company's largest OEM customers vary to some extent from year to year as product cycles end, contractual relationships expire and new products and customers emerge. Many of the arrangements with the Company's OEMs are provided on a project-by-project basis, are terminable with limited or no notice, and, in certain instances, are not governed by long-term agreements. The Company also is subject to a credit risk associated with the concentration of its accounts receivable from these OEMs. No assurance can be given as to the ability or willingness of any of the Company's OEMs to continue utilizing the Company's products and technology. Any loss or significant decrease in the Company's current OEMs or any failure of the Company to replace its existing OEMs, or any delay in or failure to receive the payments due to the Company from such OEMs would have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

Dependence on Emerging Fibre Channel Market and Acceptance of Fibre Channel Standard

The Company has invested and continues to invest substantially in the engineering of products to address the fibre channel market, which is at an early stage of development, is rapidly evolving and is attracting an increasing number of market entrants. The Company's investment in fibre channel designs was over 50% of the Company's engineering and development expenditures for the year ended June 29, 1997. The Company's future success in the fibre channel market will depend to a significant degree upon broad market acceptance of fibre channel technology. Competing or alternative technologies, including Gigabit Ethernet, are being or are likely in the future to be promoted by current and potential competitors of the Company, some of which have well-established relationships with current and potential customers of the Company, extensive knowledge of the markets served by the Company, better name recognition and more extensive development, sales and marketing resources than the Company. The Company's success will be dependent in part on the ability of the Company's OEM customers to develop new products that provide the functionality, performance, speed and network connectivity demanded by the market at acceptable prices, and to convince end users to adopt fibre channel. While the Company has secured numerous design wins for its fibre channel products from its OEM customers, nearly all of these customers are currently developing systems that incorporate the Company's products, and only a limited number of OEM customers have shipped products that incorporate the Company's fibre channel products. To the extent these customers are unable to or otherwise do not deploy or ship systems that incorporate the Company's products, or if these systems are not commercially successful, this would have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity. The Company believes the fibre channel market will continue to expand, and that the Company's investment in the fibre channel market represents a significant portion of the Company's opportunities for revenue growth in the future. However, there can be no assurance that customers will choose the Company's technology for use, or that fibre channel products will gain market acceptance. If the fibre channel market fails to develop, develops more slowly than anticipated or attracts competitors, or if the Company's products do not achieve market acceptance, the Company's business, results of operations, financial condition and/or liquidity would be materially adversely affected.

Competition

The Company's products are targeted at the fibre channel, printer server and network access markets. The markets for the Company's products are highly competitive and are characterized by rapid technological advances, price erosion, frequent new product introductions and evolving industry standards. In the fibre channel market, the Company primarily competes against Adaptec, Hewlett-Packard, QLogic Corporation, Symbios Logic, and to a lesser extent against several smaller companies. In the printer server market, the Company competes directly against a number of smaller companies and indirectly against Hewlett-Packard and Lexmark, the two largest printer vendors, who primarily use their own internally developed printer servers. In the network access market, the Company competes against the numerous networking companies who offer network access solutions.. The Company expects that other companies will enter its markets, particularly the new and evolving fibre channel market. Furthermore, the Company's OEM customers may in the future develop competitive products and may then decide to terminate their relationships with the Company. The Company's current and potential competition consists of major domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources than the Company, as well as emerging companies attempting to obtain a share of the existing market. The Company's competitors continue to introduce products with improved price/performance characteristics, and the Company will have to do the same to remain competitive. Increased competition could result in significant price competition, reduced profit margins or loss of market share, any of which would have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity. There can be no assurance that the Company will be able to compete successfully against either current or potential competitors in the future.

Rapid Technological Change and New Product Development

The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards and frequent introduction of new products and enhancements. The Company believes that its future success will depend in large part on its ability to enhance its existing products and to introduce new products on a timely basis to meet changes in customer preferences, emerging technologies and evolving industry standards. There can be no assurance that the Company will be successful in developing, manufacturing and marketing new products or product enhancements that respond to technological changes or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or that its new products will adequately meet the requirements of the marketplace and achieve market acceptance. There can be no assurance that the Company will be able to develop or license from third parties the underlying core technologies necessary for new products and enhancements. A key element of the Company's strategy is the development of multiple ASICs to increase system performance and reduce manufacturing costs, thereby enhancing the price/performance of the Company's printer server and fibre channel products. There can be no assurance the Company will be successful at developing and incorporating ASICs effectively and on time. Additionally, there can be no assurance that services, products or technologies developed by others will not render the Company's products or technologies uncompetitive or obsolete. If the Company is unable, for technological or other reasons, to develop new products or enhancements of existing products in a timely manner in response to changing market conditions or customer preferences, the Company's business, results of operations, financial condition and/or liquidity would be materially adversely affected.

The Company has in the past engaged and expects that it will continue in the future to engage in joint development projects with third parties. Joint development creates several risks for the Company, including loss of control over the development of aspects of the jointly developed product and over the timing of product availability. There can be no assurance that joint development activities will result in products, or that any products developed will be commercially successful.

Risks Associated with Product Development; Product Delays

The Company in the past has experienced delays in product development, and the Company may experience similar delays in the future. Prior delays have resulted from numerous factors such as changing OEM product specifications, difficulties in hiring and retaining necessary personnel, difficulties in reallocating engineering resources and other resources limitations, difficulties with independent contractors, changing market or competitive product requirements and unanticipated engineering complexity. In addition, the Company's software and hardware have in the past, and may in the future, contain undetected errors or failures that become evident upon product introduction or as product production volume increases. There can be no assurance, despite testing by the Company and its OEMs, that errors will not be found, that the Company will not experience development challenges resulting in unanticipated problems or delays in the acceptance of products by the Company's OEMs or shipment of the OEMs' products, or that the Company's new products and technology will meet performance specifications under all conditions or for all anticipated applications. Given the short product life cycles in the Company's product markets, any delay or unanticipated difficulty associated with new product introductions or product enhancements would have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

Reliance on Third Party Suppliers

The Company relies on third party suppliers who supply the components used in the Company's products. Most components are readily available from alternate sources. However, the unavailability of certain components from current suppliers, especially custom components fabricated for the Company, such as ASICs, could result in delays in the shipment of the Company's products as well as additional expense associated with obtaining and qualifying a new supplier or redesigning the Company's product to accept more readily available components. In addition, certain key components used in the Company's products are available only from single sources and the Company does not have long-term contracts ensuring the supply of such components. Furthermore, the components used for the Company's fibre channel products are based on an emerging technology and may not be available with the performance characteristics and in the quantities required by the Company. As the Company typically attempts to maintain less than 90 days supply of such components, there can be no assurance that the components will be available to meet the Company's future requirements at favorable prices, if at all. The Company also relies on third party suppliers for some of the software incorporated in some of the Company's products. These software items are not generally readily available from alternate sources. The Company's future inability to obtain components or software or to redesign its products to accept alternatives, in a timely manner, could materially and adversely affect the Company's business and financial condition. In addition, any significant increase in prices or inability to ship products due to a lack of components or software could adversely affect the Company's business, results of operations, financial condition and/or liquidity.

Dependence on Key Personnel

The Company's success depends to a significant degree on the performance and continued service of its senior management and certain key employees. The Company's future success also depends upon its ability to attract, train and retain highly qualified technical, sales and marketing and managerial personnel. An increase in technical staff with experience in highspeed networking applications will be required as the Company further develops its fibre channel product line. Competition for such highly skilled employees with technical, management, marketing, sales, product development and other specialized skills is intense and there can be no assurance that the Company will be successful in recruiting and retaining such personnel. In addition, there can be no assurance that employees will not leave the Company and, after leaving, compete against the Company. The loss of key management, technical and sales personnel would have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

Risks Associated with International Operations and Regulatory Standards

For fiscal 1997, sales in the United States, Europe and in the Pacific Rim countries accounted for 55 percent, 39 percent and 6 percent of the Company's net revenues, respectively. For fiscal 1996 and 1995, sales outside of the United States accounted for 40 percent and 47 percent, respectively, of the Company's net revenues. The Company expects that sales in the United States and Europe will continue to account for the substantial majority of the Company's revenues for the foreseeable future. There can be no assurance that the Company will achieve significant penetration in other markets.

All of the Company's sales are currently denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies would make the Company's products more expensive and therefore potentially less competitive in those markets. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, cost and risks of localizing products for foreign countries, longer accounts receivable payment cycles, potentially adverse tax consequences, repatriation of earning and the burdens of complying with a wide variety of foreign laws. In addition, revenues of the Company earned in various countries where the Company does business may be subject to taxation by more than one jurisdiction, thereby adversely affecting the Company's earnings. There can be no assurance that such factors will not have an adverse effect on the revenues from the Company's future international sales and, consequently, the company's business, results of operations, financial condition and/or liquidity.

Risks Associated With Puerto Rican Manufacturing Facility

The Company's primary manufacturing operation is located in Dorado, Puerto Rico, an area which is subject to hurricanes at certain times of the year. Damage to this facility or an interruption in the ability to receive components or ship products to its customers could have a material adverse impact on the Company's business, results of operations, financial condition and/or liquidity. In addition, the economic viability of the Company's Puerto Rican manufacturing facility depends in great part upon the availability of favorable tax treatment for such operations under current tax laws. Such laws are subject to change and may be limited or phased-out by Congress at any time.

The Company's current Puerto Rico tax exemption grants for property and municipal license tax and for income and tollgate tax expires at the end of calendar years 1997 and 1999, respectively. The Company is currently negotiating with the Puerto Rican government to extend these exemption grants through 2007. The Company believes it will negotiate a renewal of these exemption grants with terms and conditions which are not materially different from the Company's current exemption grants. However, if the Company is unable to obtain a renewal of these exemption grants or if the terms and conditions are materially different, the Company's business, results of operations, financial condition and/or liquidity would be materially adversely affected.

Dependence on Proprietary Technology

Although the Company believes that its continued success will depend primarily on continuing innovation, sales, marketing and technical expertise and the quality of product support and customer relations, the Company's success is dependent in part on the proprietary technology contained in its products. The Company currently relies on a combination of patents, copyrights, trademarks, trade secret laws and contractual provisions to establish and protect proprietary rights in its products. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation or independent third party development of its technology. Although the Company believes that its products and technology do not infringe proprietary rights of others, there can be no assurance that third parties will not assert infringement claims or that the Company will not be required to obtain licenses of third party technology. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. No assurance can be given that any necessary licenses will be available or that if available, such license can be obtained on commercially reasonable terms. The failure to obtain such royalty or licensing agreements on a timely basis would have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

Possible Volatility of Stock Price

As is the case with many technology based companies, the market price of the Company's common stock has been, and is likely to continue to be, extremely volatile. Factors such as new product introductions by the Company or its competitors, fluctuations in the Company's quarterly operating results, the gain or loss of significant contracts, pricing pressures, changes in earnings estimates by analysts, and general conditions in the computer and communications markets, among other factors, may have a significant impact on the market price of the Company's common stock. In addition, the stock market recently has experienced significant price and volume fluctuations which have particularly affected the market price for many high technology companies like the Company.

Item 2.  PROPERTIES.

The Company's corporate offices and principal product development facilities are currently located in an approximately 55,000 square foot leased building in Costa Mesa, California. The lease expires in calendar year 1999. Under the terms of this agreement, the Company has the option to renew this lease for a period of 30 months.

Emulex Caribe, Inc., one of the Company's subsidiaries, has its corporate offices and production facilities located in two adjacent buildings owned by that subsidiary in Dorado, Puerto Rico. The two buildings have an aggregate of approximately 41,000 square feet. The Company believes these facilities are sufficient to meet its production needs at least through the next year.

The Company leases approximately 12 sales offices throughout the world.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 1997.


                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRINCIPAL MARKET AND PRICES

The Company's common stock is traded on the Nasdaq National Market under the symbol EMLX. The following table sets forth for the indicated periods the high and low sales prices of the common stock, as reported on the Nasdaq National Market.

                                                                   HIGH          LOW
                                                                  ------       -------
    1996     First Quarter...................................     28 1/2       13
             Second Quarter..................................     16 3/4        10 1/8
             Third Quarter...................................     14 3/8         6 3/8
             Fourth Quarter..................................     21 3/8       13


    1997     First Quarter...................................     16 1/4        12 7/8
             Second Quarter..................................     18 3/8        14 1/2
             Third Quarter...................................     20 3/8       15
             Fourth Quarter..................................     21 1/4        14 3/4

NUMBER OF COMMON STOCKHOLDERS

The approximate number of record holders of common stock of the Company as of September 19, 1997 was 387.

DIVIDENDS

The Company has never paid cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain its earnings for the development of its business.

On January 19, 1989, the Board of Directors declared a dividend distribution of one preferred stock purchase right for each outstanding share of common stock (the "Distribution"). The rights were distributed on February 2, 1989 to stockholders of record on the close of business on that date. See note 11 to the Consolidated Financial Statements, "Stockholders' Equity", for further information on preferred stock purchase rights.

At a special meeting of stockholders of the Company held on February 24, 1994, the stockholders voted on a single, unified proposal which in part provided for the distribution to stockholders, on a share-for-share basis, of all outstanding shares of common stock of QLogic Corporation. On February 28, 1994, subsequent to stockholders approving the aforementioned proposal, the Company declared a special distribution to the Company's stockholders of all the shares of QLogic Corporation effective on the record date, February 25, 1994. See note 2 to the Consolidated Financial Statements, Distribution of QLogic Corporation.

Item 6.  SELECTED FINANCIAL DATA.

The following table summarizes certain selected consolidated financial data. Certain reclassifications have been made to the 1994 and 1993 data to conform to the 1997, 1996 and 1995 presentation. The consolidated results of operations data for the years ended July 3, 1994 and June 27, 1993 have been restated to present QLogic Corporation as a discontinued operation. The consolidated balance sheet data presented in the following tables have not been retroactively restated for the spin off of QLogic Corporation (See note 2 to the Consolidated Financial Statements).

Selected Statement of Operations Data
-------------------------------------

                                                                       Year Ended
                                                 --------------------------------------------------------
                                                 June 29,    June 30,    July 2,      July 3,     June 27,
                                                   1997        1996        1995        1994        1993
                                                 --------    --------    -------     --------    --------
                                                          (in thousands, except per share data)
Net revenues .................................   $ 64,763    $ 51,338    $ 75,475    $ 61,558    $ 55,056
Cost of sales ................................     39,924      34,538      44,412      38,248      29,948
                                                 --------    --------    --------    --------    --------
   Gross profit ..............................     24,839      16,800      31,063      23,310      25,108

Operating expenses:
   Engineering and development ...............     10,006      11,387      10,674       8,498       8,608
   Selling and marketing .....................      7,918      11,381      12,170      13,361      14,926
   General and administrative ................      4,643       4,940       5,435       5,393       2,504
   Amortization of goodwill ..................       --          --           337         467         600
   Impairment of goodwill ....................       --          --           785       1,001        --
   Consolidation charges .....................      1,280        --          --         2,413       1,890
                                                 --------    --------    --------    --------    --------
Total operating expenses .....................     23,847      27,708      29,401      31,133      28,528
                                                 --------    --------    --------    --------    --------

Operating income (loss) ......................        992     (10,908)      1,662      (7,823)     (3,420)

Nonoperating income (expense) ................         71         483       1,120         123          (6)
                                                 --------    --------    --------    --------    --------

Income (loss) from continuing
  operations before income taxes .............      1,063     (10,425)      2,782      (7,700)     (3,426)

Income tax benefit ...........................       (506)     (1,137)     (1,156)        (23)        (34)
                                                 --------    --------    --------    --------    --------

Income (loss) from continuing operations .....      1,569      (9,288)      3,938      (7,677)     (3,392)

Discontinued operations:
   Income (loss) from discontinued
     operations, net of income tax ...........       --          --          --        (4,558)      6,498

   Gain (loss) on disposal of discontinued
     operations, net of income tax ...........       --          --          --        (2,994)        408
                                                 --------    --------    --------    --------    --------

Net income (loss) ............................   $  1,569    $ (9,288)   $  3,938    $(15,229)   $  3,514
                                                 ========    ========    ========    ========    ========

Income (loss) from continuing operations
   per common and common equivalent share ....   $   0.25    $  (1.56)   $   0.64    $  (1.39)   $  (0.61)

Gain (loss) from discontinued operations and
   disposal of discontinued operations, net of
   income tax, per common and common
   equivalent share ..........................       --          --          --         (1.36)       1.25
                                                 --------    --------    --------    --------    --------

Net income (loss) per common and common
   equivalent share ..........................   $   0.25    $  (1.56)   $   0.64    $  (2.75)   $   0.64
                                                 ========    ========    ========    ========    ========

Weighted-average number of common and
   common equivalent shares ..................      6,295       5,936       6,172       5,537       5,533
                                                 ========    ========    ========    ========    ========


Selected Balance Sheet Data

                                                            Year Ended
                                          -----------------------------------------------
                                          June 29,  June 30,  July 2,   July 3,   June 27,
                                           1997      1996      1995      1994      1993
                                          -------   -------   -------   -------   -------
                                                         (in thousands)
Total current assets ..................   $29,328   $31,579   $39,014   $26,152   $53,442
Total current liabilities .............    10,859    15,494    13,970     9,223    20,580
                                          -------   -------   -------   -------   -------
Working capital .......................   $18,469   $16,085   $25,044   $16,929   $32,862


Total assets ..........................   $37,175   $39,300   $47,550   $37,354   $77,956
Long-term capitalized lease obligations        79       204       253       506     1,805
Retained earnings .....................    15,773    14,204    23,492    19,554    48,184
Total stockholders' equity ............    24,276    22,030    30,678    25,559    53,482


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, the discussions in this Form 10-K in general may contain certain forward-looking statements. In addition, when used in this Form 10-K, the words "projected", "in the opinion", "believes", "expects" and similar expressions are intended to identify forward-looking statements. Actual future results could differ materially from those described in the forward-looking statements as a result of factors discussed in "Risk Factors" set forth herein. The Company cautions the reader, however, that these lists of risk factors may not be exhaustive. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and the Company's Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K. During the third quarter of 1994, the Company spun off QLogic Corporation, a wholly owned subsidiary, as a separate, publicly-traded company. The financial statement presentation and the discussion of the results of operations reflect the discontinuance of this business. See note 2 to the Consolidated Financial Statements for a discussion of discontinued operations. All references to years refer to the Company's years ended June 29, 1997, June 30, 1996 and July 2, 1995, as applicable, unless the calendar year is specified. References to dollar amounts are in thousands unless otherwise specified.

                                                Percentage of Net Revenues
                                                --------------------------
                                                1997      1996      1995
                                                ----      ----      ----
         Net revenues ....................     100.0%    100.0%    100.0%
         Cost of sales ...................      61.6      67.3      58.8
                                               -----     -----     -----
            Gross profit .................      38.4      32.7      41.2


         Operating expenses:
            Engineering and development ..      15.5      22.2      14.2
            Selling and marketing ........      12.2      22.1      16.1
            General and administrative ...       7.2       9.6       7.2
            Amortization of goodwill .....        --        --       0.5
            Impairment of goodwill .......        --        --       1.0
            Consolidation charges ........       2.0        --        --
                                               -----     -----     -----
         Total operating expenses ........      36.9      53.9      39.0
                                               -----     -----     -----


         Operating income (loss) .........       1.5     (21.2)      2.2


         Nonoperating income .............       0.1       0.9       1.5
                                               -----     -----     -----


         Income (loss) before income taxes       1.6     (20.3)      3.7


         Income tax benefit ..............      (0.8)     (2.2)     (1.5)
                                               -----     -----     -----


         Net income (loss) ...............       2.4%    (18.1)%     5.2%
                                               =====     =====     =====


                       EMULEX CORPORATION AND SUBSIDIARIES

NET REVENUES

Fiscal 1997 versus Fiscal 1996

Net revenues for 1997 were $64,763, an increase of $13,425, or 26.2 percent, from 1996. This increase in net revenues was primarily due to a $21,370, or
106.3 percent, increase in sales to original equipment manufacturers ("OEMs"). The higher level of OEM sales was attributable to significantly improved shipments to Xerox and Reuters when compared to the depressed results of 1996; numerous printer server design wins the Company achieved in 1997 and 1996, and shipments of the Company's fibre channel products which, as expected, have been primarily to OEMs during the early stages of the fibre channel market development. The increase in net revenues to OEMs is partially offset by reductions in net revenues from distribution and end user sales. Net revenues from distribution decreased by $5,302, or 20.8 percent, and end user net revenues decreased by $2,643, or 45.8 percent, compared to the prior year.

From a product line perspective, net revenues generated by the Company's emerging fibre channel products increased by $10,383, or 912.4 percent, to $11,521 in the current fiscal year as OEMs in this emerging market have begun to take volume shipments. Printer server net revenues increased by $4,217, or 17.4 percent, to $28,428 in 1997 due to increased sales to OEMs, partially offset by reductions in distribution sales of printer servers. The Company believes this decrease in net revenues from distribution sales of printer servers was the result of a combination of lower average selling price and decreased demand for after-market solutions, as more OEMs are shipping their printers with the printer server included. Network access net revenues increased by $1,342, or 6.3%, to $22,479, and net revenues from other miscellaneous product lines decreased by $1,045, or 30.9%, to $2,335. Net revenues from 1996 also included $1,472 of memory devices that had been engineered out of certain products.

Although fibre channel represented 17.8 percent of net revenues for 1997, the market is an emerging technology and there can be no assurance that the Company's products will adequately meet the requirements of the market, or achieve market acceptance. Because the Company's fibre channel products are designed to provide both an input/output (I/O) and a networking connection between computers and storage devices, the future revenues of the fibre channel product line depend on the availability of other fibre channel products not manufactured or sold by the Company. Furthermore, the Company's fibre channel products are dependent upon components supplied by third parties for this emerging technology and there can be no assurance that these components will be available in the quantities desired, at a competitive price and function as needed.

Export revenues increased by $8,630, or 41.7 percent, to $29,330 in 1997. Exports accounted for 45.3 percent of net revenues in 1997, up from 40.3 percent in 1996. Domestic revenues increased by $4,795, or 15.7 percent, to $35,433 in the current year. During 1997, Reuters and Sequent Computer Systems accounted for 12.6 and 10.1 percent of net revenues, respectively. The Company's top five customers accounted for 44.2 percent of net revenues in 1997.

Fiscal 1996 versus Fiscal 1995

Net revenues for 1996 decreased $24,137, or 32.0 percent, from 1995. This decrease in net revenues resulted primarily from lower sales to OEMs, which were $20,111 in 1996, down $19,495, or 49.2 percent, from the $39,606 recorded in the prior year. This lower level of OEM sales was attributable to a combined $21,568, or 85.7 percent, reduction in shipments to Xerox, Cisco Systems and Reuters, offset by a $2,073, or 14.3 percent, increase in shipments to other OEM accounts. While Xerox took delivery of their new generation of printer servers during the second quarter of 1996, volumes were lower than a year earlier for the previous generation of printer servers. Additionally, one product as anticipated reached the end of its life cycle in the fourth quarter of 1995 with Cisco Systems. Sales to Reuters declined from the levels recorded a year earlier due to the completion of certain of Reuters' modernization projects in Europe. However, in the fourth quarter of 1996, Emulex received over $2,500 in orders from Reuters related to a new program. Approximately half of these new Reuters orders shipped in the fourth quarter of 1996.

Export revenues decreased by $14,500, or 41.2 percent, to $20,700 in 1996. Exports accounted for 40.3 percent of the Company's net revenues in 1996, down from 46.6 percent in 1995. Domestic revenues decreased $9,637, or 23.9 percent, to $30,638 in 1996. During 1996, IBM Corporation accounted for 14.7 percent of net revenues.

GROSS PROFIT

Fiscal 1997 versus Fiscal 1996

In 1997, gross profit increased by $8,039, or 47.9 percent, to $24,839. Gross profit was 38.4 percent of net revenues in the current year compared to 32.7 percent in 1996. The improvement in the 1997 gross profit percentage was primarily due to a product mix which contains a higher percentage of higher margin products, lower prices for components used in the Company's products and higher absorption of manufacturing overhead which resulted from the higher level of production activity in the current year compared to the prior year.

Fiscal 1996 versus Fiscal 1995

Gross profit in 1996 decreased by $14,263 to $16,800, down 45.9 percent from the previous year. Gross profit for 1996 was 32.7 percent of net revenues, down from
41.2 percent in 1995. Fiscal 1995 gross profit included a $685 charge for the impairment of capitalized software development costs. Without this charge, 1995 gross margins were 42.1 percent of net revenues. The decrease in 1996 gross profit percentage from a year earlier was primarily attributable to a lower absorption of manufacturing overhead which resulted from a lower level of production activity in 1996.

OPERATING EXPENSES

Fiscal 1997 versus Fiscal 1996

In 1997, operating expenses decreased by $3,861, or 13.9 percent, to $23,847 compared to the prior year. Due to higher revenue levels and lower operating expenses, operating expenses as a percent of revenue improved to 36.9 percent compared to 53.9 percent in the prior year. Included in the current year were consolidation charges (see note 1 to the Consolidated Financial Statements) of $1,280 recognized during the first quarter of 1997. Excluding these charges, operating expenses in the current year would have been 34.9 percent of revenues, or $22,567. This represents a decrease of $5,141, or 18.6 percent, compared to operating expenses of $27,708 in 1996. Engineering and development expenses decreased by $1,381, or 12.1 percent, to $10,006 during 1997. Selling and marketing expenses decreased by $3,463, or 30.4 percent, to $7,918 for the current year. These reductions were primarily the result of the Company's reduction of investment in product areas outside of the Company's core focus in fibre channel, printer server and wide area networking markets. General and administrative expenses decreased by $297, or 6.0 percent, to $4,643 in 1997 primarily due to reduced staffing levels.

Fiscal 1996 versus Fiscal 1995

During 1996, operating expenses decreased $1,693, or 5.8 percent, from the levels recorded a year earlier. However, due to lower net revenues in 1996 when compared to 1995, operating expenses as a percent of net revenues increased to
53.9 percent in 1996 from 39.0 percent in 1995. The results for 1995 include $785 for the write-off of the remaining goodwill associated with the 1992 acquisition of InterConnections, Inc. Without this write-off, operating expenses in 1995 were 37.9 percent of net revenues. Engineering and development expenses increased in 1996 by $713, or 6.7 percent, compared to 1995. Engineering and development expenses were 22.2 percent of net revenues in 1996 compared to 14.2 percent in 1995. Selling and marketing expenses decreased by $789, or 6.5 percent, mainly due to lower commissions and related expenses. Selling and marketing expenses were 22.1 percent of net revenues in 1996 compared to 16.1 percent in the prior year. General and administrative expenses in 1996 decreased by $495, or 9.1 percent, compared to the preceding year, primarily as a result of reduced staffing levels. General and administrative expenses were 9.6 percent of net revenues in 1996 compared to 7.2 percent in the prior year. There was no goodwill amortization in the current year compared to $337 in the prior year. The decrease in goodwill amortization was due to the 1995 write-off of goodwill mentioned earlier in this paragraph.

NONOPERATING INCOME

Fiscal 1997 versus Fiscal 1996

Nonoperating income, which consists primarily of interest income, interest expense and foreign exchange translation, decreased by $412 to $71 in 1997, compared to $483 in 1996. 1997 included $238 of interest income associated with prior years' tax returns and 1996 included a $312 gain on the sale of a building at the Company's production facility in Puerto Rico. Excluding these nonrecurring items, nonoperating income decreased by $338, primarily from reduced interest income and an increase in interest expense due to the Company's financing activities during the current year.

Fiscal 1996 versus Fiscal 1995

Nonoperating income was $483 in 1996, decreasing by $637, or 56.9 percent, from the $1,120 recorded in 1995. Net interest income in 1996 decreased by $832, or
80.2 percent, from the 1995 level of $1,037, primarily due to $538 of 1995 interest income related to a tax refund and lower levels of interest-bearing deposits during 1996. The $312 gain in 1996 resulted from the sale of a building at the Company's production facility in Puerto Rico.

INCOME TAXES

The Company recorded a tax benefit of $506 in 1997 compared to a benefit of $1,137 in 1996. The benefit in the current year included a $612 tax recovery from a tax sharing agreement with QLogic, the Company's former subsidiary (see note 2 to the Consolidated Financial Statements), compared to a $750 tax recovery, also related to the tax sharing agreement with QLogic, in the prior year. The Company has both local Puerto Rico and federal tax exemption credits, and had $36,582 and $8,851 of net operating loss carryforwards for federal and state income tax purposes, respectively, at June 29, 1997, which are available to offset future federal and state taxable income through 2012 and 2002, respectively. Additionally, the Company had $2,494 of business credit carryforwards, available through 2011, and $1,865 of alternative minimum tax credit carryforwards available over an indefinite period to further reduce future federal income taxes. The Company also has $1,480 of research and experimentation credit carryforwards for state purposes available through 2012.

The Company's current Puerto Rico tax exemption grants for property and municipal license tax and for income and tollgate tax expire at the end of calendar years 1997 and 1999, respectively. Although there can be no assurance, the Company is currently negotiating with the Puerto Rican government to extend these exemption grants through 2007. The Company believes it will negotiate a renewal of these exemption grants with terms and conditions which are not materially different from the Company's current exemption grants. However, if the Company is unable to obtain a renewal of these exemption grants or if the terms and conditions are materially different, the Company's business, results of operations, financial condition and/or liquidity would be materially adversely affected.

The Company is currently undergoing an examination by the California Franchise Tax Board for the Company's California income tax returns for years 1989, 1990 and 1991. In the opinion of management, this examination will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("Statement") 128, "Earnings Per Share". Statement 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that the common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision, and (c) revising the contingent share provisions and the supplemental EPS data requirements. Statement 128 also makes a number of changes to existing disclosure requirements. Statement 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has not yet determined the impact of the implementation of Statement 128.

In June 1997, the FASB issued Statement 130, "Reporting Comprehensive Income". The new statement is effective for both interim and annual periods beginning after December 15, 1997. The Company has not yet determined the impact of adopting this new standard on the consolidated financial statements.

In June 1997, the FASB issued Statement 131, "Disclosure about Segments of an Enterprise and Related Information". The new statement is effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the impact of adopting this new standard on the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased by $1,151 during 1997 to $484. Operating activities, which include changes in working capital balances, provided $532 of cash and cash equivalents in 1997 compared to using $7,839 of cash and cash equivalents in the prior year. Investing activities, which were limited to the acquisition and disposition of property, plant and equipment, used $2,099 of cash and cash equivalents in the current year compared to using $1,157 in 1996. Net financing activities, which were limited to payments under capital lease obligations and proceeds from the exercise of employee stock options, provided $416 of cash and cash equivalents during 1997 compared to providing $397 of cash and cash equivalents in the prior year.
Discontinued operations used $74 of cash in 1996.

In addition to its cash balances, the Company had a line of credit of up to $7,000 with Silicon Valley Bank which has been recently expanded to $10,000. The Company utilized the line of credit for a substantial portion of 1997. However, there were no borrowings outstanding under this line at June 29, 1997 or June 30, 1996. Under the terms of the line of credit, the Company has granted Silicon Valley Bank a security interest in its accounts receivable, inventories, equipment and other property. The line of credit with Silicon Valley Bank requires the Company to satisfy certain financial and other covenants and conditions, including prescribed levels of tangible net worth, profitability and liquidity. In the event the Company fails to comply with any financial or other covenant in its loan agreement with Silicon Valley Bank, the line of credit could become unavailable to the Company. In addition, after borrowings have been made under the line of credit, a failure to continue to satisfy such covenants would constitute an event of default, giving rise to the various remedies available to a secured lender. There can be no assurance that the Company will continue to satisfy the financial and other covenants and conditions of the line of credit or that the line of credit will continue to be available to meet the Company's liquidity requirements. The Company anticipates that borrowings under the line of credit will be required periodically during the next twelve months.

The Company's line of credit with Silicon Valley Bank, which is renewed periodically in the normal course of business, was scheduled to expire in September 1997. The Company recently completed negotiations with Silicon Valley Bank to extend its existing line of credit to September 1998 and expand it to $10,000. A failure to renew this line of credit in the future would adversely affect the Company's ability to meet its financial obligations and liquidity requirements.

The Company believes that its existing cash balances, facilities and equipment leases, anticipated cash flows from operating activities and available borrowings under its line of credit will be sufficient to support its working capital needs and capital expenditure requirements for the next twelve months. However, the Company has experienced reductions in revenue levels, significant losses from operations during several quarters of the last two years and large fluctuations in the timing of significant customer orders on a quarterly basis. The Company's ability to meet its future liquidity requirements is dependent upon its ability to operate profitably or, in the absence thereof, to draw on its line of credit and to arrange additional financing. If the Company were to continue to experience losses at the rate experienced in 1996 and the first quarter of 1997, additional debt or equity financing would be required within three to nine months. There can be no assurances that revenues will remain at current levels or return to the levels experienced in prior years or that the Company would be profitable at such revenue levels. In addition, there can be no assurances that the Company may not be required to utilize its line of credit even during profitable periods for various reasons including, but not limited to, the timing of component purchases and/or customer orders and shipments. Furthermore, there can be no assurances that future requirements to fund operations will not require the Company to draw on its line of credit again or seek additional financing, or that such line of credit or additional financing will be available on terms favorable to the Company and its stockholders, or at all.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item is included herein as part of Item 14(a) of Part IV of this annual report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

There is incorporated herein by reference the information required by this Item in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended June 29, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive and certain other officers of the Company or its principal operating subsidiary are as follows:

Name                          Position                                                     Age
----                          --------                                                     ---
Paul F. Folino                President and Chief Executive Officer and Director           52
Michael A. Peitler (1)        Sr. Vice President, Worldwide Sales                          55
Charles N. Goff (1)           Vice President, Manufacturing                                63
Teresa W. Blackledge (1)      Vice President, Marketing                                    42
Sadie A. Herrera (1)          Vice President, Human Resources                              48
Ronald P. Quagliara (1)       Vice President, Research and Development                     48
Michael J. Rockenbach         Vice President, Finance, Acting Chief Financial Officer      36
                                and Secretary


-----------

(1) These persons serve in the indicated capacities as officers of the Registrant's principal operating subsidiary; they are not officers of the Registrant.

------------

Mr. Folino joined the Company in May 1993 as president and chief executive officer and as a director. From January 1991 to May 1993, Mr. Folino was president and chief operating officer of Thomas-Conrad Corporation, a manufacturer of local area networking products.

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

Ms. Herrera joined the Company in 1988 as benefits administrator and was promoted to vice president, human resources in May 1995. At the time of her promotion, Ms. Herrera was senior director, human resources. Ms. Herrera had over 15 years of human resource management experience with the Remex Division of Ex-Cell- O/Textron Corporation and other companies prior to joining the Company.

Mr. Quagliara joined the Company in March 1995 as vice president, research and development. Prior to joining the Company, Mr. Quagliara spent five years with Ascom Timeplex, Inc., a manufacturer of router bridges and other networking equipment. Most recently he was vice president and general manager of Acsom's LAN Interworking Business Unit.

Mr. Rockenbach joined the Company in 1991 and has served as the Company's vice president, finance and acting chief financial officer since late 1996. From 1991 to 1996, Mr. Rockenbach served in senior finance and accounting positions with the Company. From 1987 until joining the Company, Mr. Rockenbach served in various manufacturing finance and financial planning positions at Western Digital Corporation. Most recently he was manager of financial planning for the microcomputer products division.

None of the executive officers of the parent Company or officers of its principal operating subsidiary has any family relationship with any other executive officer of the Company, other officer of its principal operating subsidiary or director of the Company.

Item 11.  EXECUTIVE COMPENSATION.

There is incorporated herein by reference the information required by this Item in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended June 29, 1997.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

There is incorporated herein by reference the information required by this Item in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended June 29, 1997.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There is incorporated herein by reference the information required by this Item in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended June 29, 1997.

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

                  3.  Exhibits

                  The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

         (b)  Reports on Form 8-K

                  The Registrant has not filed any reports on Form 8-K during the last quarter of the year for which this report is filed.

                       EMULEX CORPORATION AND SUBSIDIARIES
                           Annual Report -- Form 10-K
                         Items 8, 14(a)(1) and 14(a)(2)
                  Indexto Consolidated Financial Statements and
             Schedule June 29, 1997, June 30, 1996 and July 2, 1995
                   (With Independent Auditors' Report Thereon)


Consolidated Financial Statements                                                         Page Number
---------------------------------                                                         -----------
Independent Auditors' Report..........................................................         22

Consolidated Balance Sheets-- June 29, 1997 and June 30, 1996.........................         23

Consolidated Statements of Operations--Years ended June 29, 1997,
  June 30, 1996 and July 2, 1995......................................................         24

Consolidated Statements of Stockholders' Equity--Years ended
  June 29, 1997, June 30, 1996 and July 2, 1995.......................................         25

Consolidated Statements of Cash Flows--Years ended
  June 29, 1997, June 30, 1996 and July 2, 1995.......................................         26

Notes to Consolidated Financial Statements............................................         27


Schedule
--------

Schedule II  - Valuation and Qualifying Accounts and Reserves.........................         41


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emulex Corporation and subsidiaries as of June 29, 1997 and June 30, 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended June 29, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG Peat Marwick LLP


Orange County, California
August 12, 1997

                       EMULEX CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                         June 29, 1997 and June 30, 1996
                        (in thousands, except share data)

                                                                                 1997      1996
                                                                                -------   -------
       Assets (note 5)

Current assets:
     Cash and cash equivalents ..............................................   $   484   $ 1,635
     Accounts and notes receivable, less allowance for
        doubtful accounts of $496 in 1997 and $482 in 1996 ..................    14,785    12,993
     Inventories, net  (note 3) .............................................    12,713    14,671
     Prepaid expenses .......................................................     1,066     1,892
     Income taxes receivable (note 4) .......................................       280       388
                                                                                -------   -------
         Total current assets ...............................................    29,328    31,579

Property, plant and equipment, net (notes 3 and 9) ..........................     6,961     7,533
Prepaid expenses and other assets ...........................................       886       188
                                                                                -------   -------

                                                                                $37,175   $39,300
                                                                                =======   =======

Liabilities and Stockholders' Equity

Current liabilities:
     Current installments of capitalized lease obligations (note 9) .........   $   125   $   261
     Accounts payable .......................................................     4,294     8,699
     Accrued liabilities (note 3) ...........................................     6,120     5,846
     Deferred income taxes (note 4) .........................................       320       688
                                                                                -------   -------
         Total current liabilities ..........................................    10,859    15,494

Capitalized lease obligations, excluding
     current installments (note 9) ..........................................        79       204
Deferred revenue ............................................................         6        --
Deferred income taxes  (note 4) .............................................     1,955     1,572
                                                                                -------   -------

                                                                                 12,899    17,270
                                                                                -------   -------

Commitments and contingencies (note 9)

Stockholders' equity (note 11):
     Preferred stock, $.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock);
         none issued and
         outstanding ........................................................        --        --
     Common stock, $.20 par value; 20,000,000 shares
         authorized; 6,100,546 and 5,993,403 issued and
         outstanding in 1997 and 1996, respectively .........................     1,220     1,199
     Additional paid-in capital .............................................     7,283     6,627
     Retained earnings ......................................................    15,773    14,204
                                                                                -------   -------

Total stockholders' equity ..................................................    24,276    22,030
                                                                                -------   -------

                                                                                $37,175   $39,300
                                                                                =======   =======



See accompanying notes to consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
            Years Ended June 29, 1997, June 30, 1996 and July 2, 1995
                      (in thousands, except per share data)

                                              1997        1996        1995
                                            --------    --------    --------
Net revenues (note 8) ...................   $ 64,763    $ 51,338    $ 75,475
Cost of sales ...........................     39,924      34,538      44,412
                                            --------    --------    --------
    Gross profit ........................     24,839      16,800      31,063

Operating expenses:
    Engineering and development .........     10,006      11,387      10,674
    Selling and marketing ...............      7,918      11,381      12,170
    General and administrative ..........      4,643       4,940       5,435
    Amortization of goodwill ............         --          --         337
    Impairment of goodwill ..............         --          --         785
    Consolidation charges (note 1) ......      1,280          --          --
                                            --------    --------    --------
        Total operating expenses ........     23,847      27,708      29,401
                                            --------    --------    --------

        Operating income (loss) .........        992     (10,908)      1,662

Nonoperating income (note 6) ............         71         483       1,120
                                            --------    --------    --------

        Income (loss) before income taxes      1,063     (10,425)      2,782

Income tax benefit (note 4) .............       (506)     (1,137)     (1,156)
                                            --------    --------    --------

    Net income (loss) ...................   $  1,569    $ (9,288)   $  3,938
                                            ========    ========    ========

Net income (loss) per common and
    common equivalent share .............   $   0.25    $  (1.56)   $   0.64
                                            ========    ========    ========

Weighted average number of common
    and common equivalent shares ........      6,295       5,936       6,172
                                            ========    ========    ========



See accompanying notes to consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Stockholders'
        Equity Years ended June 29, 1997, June 30, 1996 and July 2, 1995
                        (in thousands, except share data)


                                               Common Stock       Additional                 Total
                                          ---------------------    Paid-In     Retained   Stockholders'
                                            Shares      Amount     Capital     Earnings      Equity
                                          ---------   ---------   ---------   ---------    ---------
 Balance at July 3, 1994 ..............   5,578,461   $   1,116   $   4,889   $  19,554    $  25,559

    Exercise of stock options (note 11)     282,462          56       1,125          --        1,181
    Net income ........................          --          --          --       3,938        3,938
                                          ---------   ---------   ---------   ---------    ---------

 Balance at July 2, 1995 ..............   5,860,923       1,172       6,014      23,492       30,678

    Exercise of stock options (note 11)     132,480          27         613          --          640
    Net loss ..........................          --          --          --      (9,288)      (9,288)
                                          ---------   ---------   ---------   ---------    ---------

 Balance at June 30, 1996 .............   5,993,403       1,199       6,627      14,204       22,030

    Exercise of stock options (note 11)     107,143          21         656          --          677
    Net income ........................          --          --          --       1,569        1,569
                                          ---------   ---------   ---------   ---------    ---------

Balance at June 29, 1997 ..............   6,100,546   $   1,220   $   7,283   $  15,773    $  24,276
                                          =========   =========   =========   =========    =========



See accompanying notes to consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
            Years Ended June 29, 1997, June 30, 1996 and July 2, 1995
                                 (in thousands)

                                                                                 1997        1996        1995
                                                                               --------    --------    --------
Cash flows from operating activities:
Net income (loss)                                                              $  1,569    $ (9,288)   $  3,938
    Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
          Depreciation, amortization and goodwill impairment                      2,616       2,412       4,619
          Loss (gain) on disposal of property, plant and equipment                   55        (125)        109
          Provision for doubtful accounts                                           131         125          64
          Changes in assets and liabilities:
              Accounts receivable                                                (1,923)       (222)     (3,204)
              Inventories                                                         1,958        (410)     (5,323)
              Income taxes receivable                                               108         (38)       (113)
              Accounts payable                                                   (4,405)        328       5,356
              Accrued liabilities                                                   274         564        (151)
              Deferred income taxes                                                  15        (389)        584
              Deferred revenue                                                        6          --          (1)
              Prepaid expenses                                                      138        (693)       (750)
              Other assets                                                          (10)       (103)        283
                                                                               --------    --------    --------
                Net cash provided by (used in) operating activities                 532      (7,839)      5,411
                                                                               --------    --------    --------

Cash flows from investing activities:
Net proceeds from sale of property, plant and equipment                              62       1,032           8
Additions to property, plant and equipment                                       (2,161)     (2,189)     (2,353)
                                                                               --------    --------    --------
      Net cash used in investing activities                                      (2,099)     (1,157)     (2,345)
                                                                               --------    --------    --------

Cash flows from financing activities:
Principal payments under capital leases                                            (261)       (243)       (261)
Proceeds from issuance of common stock                                              677         640       1,181
                                                                               --------    --------    --------
      Net cash provided by financing activities                                     416         397         920
                                                                               --------    --------    --------

Net cash provided by (used in) continuing operations                             (1,151)     (8,599)      3,986

Net cash used in discontinued operations                                             --         (74)       (450)
                                                                               --------    --------    --------

Net increase (decrease) in cash and cash equivalents                             (1,151)     (8,673)      3,536

Cash and cash equivalents at beginning of year                                    1,635      10,308       6,772
                                                                               --------    --------    --------

Cash and cash equivalents at end of year                                       $    484    $  1,635    $ 10,308
                                                                               ========    ========    ========

Supplemental disclosures:
Cash paid during the year (related to continuing and discontinued operations)
    for:
      Interest                                                                 $    184    $     33    $     28
      Income taxes                                                                   53         141           8


Capital lease obligations of $212 were incurred in 1996, when the Company entered into a lease for new equipment. There were no capital lease obligations in 1997 or 1995.

See accompanying notes to consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES

                         Notes to Consolidated Financial
            Statements June 29, 1997, June 30, 1996 and July 2, 1995
                        (in thousands, except share data)

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation

         The consolidated financial statements include the accounts of Emulex Corporation, a Delaware corporation, and its wholly-owned subsidiaries (collectively, the "Company" or "Emulex"). All significant intercompany balances and transactions have been eliminated in consolidation.

         Fiscal Year

         The Company's fiscal year ends on the Sunday nearest June 30. Fiscal years 1997, 1996 and 1995 each comprised 52 weeks.

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

         Consolidation Charges

         During the first quarter of fiscal 1997, the Company initiated a consolidation of its operations to reduce its ongoing expense base and focus its activities in the fibre channel, printer server and wide area networking markets. Emulex's remote access and host software business, previously headquarted out of a Bellevue, Washington facility, have been relocated to Emulex headquarters in Costa Mesa, California. In addition, the Company has downsized its Pacific Rim sales organization and also made selected reductions at its manufacturing plant in Dorado, Puerto Rico and at its corporate headquarters. The Company recognized consolidation charges of $1,280 in fiscal 1997.

         The charges related to this consolidation of operations consisted of approximately $806 for severance and related charges, $236 for office rent and related charges, $65 for write-off of fixed assets and $173 of other charges relating primarily to the transition of product support to Costa Mesa, California. Total headcount worldwide was reduced by approximately 36 employees. As of June 29, 1997, the consolidation plan was substantially complete.

         Foreign Currency Translation

         The Company has designated the U.S. dollar as its functional currency. Accordingly, monetary assets and liabilities denominated in foreign currencies are remeasured into the U.S. dollar at the exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into the U.S. dollar at the appropriate historical exchange rates. Income and expense amounts denominated in foreign currencies are remeasured into the U.S. dollar at the average exchange rates during the period, except for expense items related to non-monetary accounts, which are remeasured at the appropriate historical exchange rates. Net foreign exchange gains and losses are included in other nonoperating income in the period incurred (see note 6).

                               EMULEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Cash Equivalents

         At June 29, 1997, no money market fund investments were included in cash and cash equivalents of $484. At June 30, 1996, $367 of money market fund investments were included in cash and cash equivalents. All highly liquid debt instruments with original maturities of three months or less are considered to be cash equivalents.

         Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or net realizable value.

         Property, Plant and Equipment

         Property, plant and equipment are stated at cost, and depreciation and amortization are provided on the straight-line method over estimated useful lives of two to thirty years.

         Intangible Assets

         Intangible assets are stated at the lower of cost or net realizable value, less accumulated amortization. Amortization is provided on a straight-line basis over the estimated useful lives of the assets and totaled $2,588 for the year ended July 2, 1995. Intangible assets consisted of goodwill (discussed below), capitalized software development costs (discussed below) and license fees.

              Goodwill

         Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized over the periods expected to be benefited. In 1995, the Company adopted Statement of Financial Accounting Standards No. ("Statement") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Under the provisions of Statement 121, the recoverability of goodwill is assessed by determining whether the amortization of goodwill over its remaining life can be recovered through projected undiscounted future operating cash flows. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows. Prior to the adoption of Statement 121, the Company had used a similar approach for assessing the recoverability of goodwill based on net income.

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

                               EMULEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


              Capitalized Software Development Costs

         Capitalized software development costs consist of costs to purchase software and to develop software internally. Capitalization of internally developed software begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require judgment by management with respect to certain external factors, including but not limited to, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. No software development costs were capitalized in 1997, 1996 or 1995.

         Further, Statement 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", requires that at each balance sheet date the unamortized costs of a computer software product be compared to the net realizable value of that product. The amount by which the unamortized costs exceed the net realizable value of a product is to be written off. The Company's capitalized software development costs were primarily associated with the InterConnections, Inc. product line discussed above in Goodwill. As a result of the Company's decision to discontinue this product line, there will be no future product revenue stream to support the capitalized software development costs. Accordingly, in the fourth quarter of 1995, the Company recorded a charge of $685 to cost of sales to write off all remaining capitalized software development costs.

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

         Distributor Revenue Recognition

         The Company has agreements with certain of its distributors and Master Value Added Resellers ("VARs") to provide price protection and stock rotation privileges with respect to inventories which the distributors may have on hand when the Company's published list prices are reduced and/or when items are slow moving. These agreements may be terminated upon written notice by either party. Pursuant to the Company's contractual obligations under these agreements, or in the event of termination, the Company may be obligated to issue credits to provide price protection and/or to repurchase a certain portion of a distributor's or VAR's inventory. The Company recognizes revenue at the time of shipment and records a reserve for price protection and inventory repurchase.

         Net Income (Loss) per Share

         Net income (loss) per common and common equivalent share was computed based on the weighted average number of common and common equivalent shares outstanding during the years presented. Primary and fully diluted net income (loss) per share are approximately the same. The Company has granted certain stock options (see note 11) which have been treated as common share equivalents, except in those periods where such inclusion would be antidilutive.

         Fair Value of Financial Instruments

         In December 1991, the Financial Accounting Standards Board ("FASB") issued Statement 107, "Disclosures about Fair Value of Financial Instruments". Statement 107 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. Statement 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 29, 1997, the fair value of all financial instruments approximated carrying value.

                               EMULEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Accounting for Stock Options

         Prior to July 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On July 1, 1996, the Company adopted Statement 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, Statement 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma net income per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair-value-based method defined in Statement 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of Statement 123.

         Use of Estimates

         Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

         Income Taxes

         The Company accounts for income taxes pursuant to Statement 109, "Accounting for Income Taxes". Statement 109 uses the asset and liability method of accounting for income taxes, which recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         Recent Accounting Pronouncements

         In February 1997, the FASB issued Statement 128, "Earnings Per Share". Statement 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that the common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision, and (c) revising the contingent share provisions and the supplemental EPS data requirements. Statement 128 also makes a number of changes to existing disclosure requirements. Statement 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has not yet determined the impact of the implementation of Statement 128.

         In June 1997, the FASB issued Statement 130, "Reporting Comprehensive Income". The new statement is effective for both interim and annual periods beginning after December 15, 1997. The Company has not yet determined the impact of adopting this new standard on the consolidated financial statements.

         In June 1997, the FASB issued Statement 131, "Disclosure about Segments of an Enterprise and Related Information". The new statement is effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the impact of adopting this new standard on the consolidated financial statements.

                               EMULEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2   DISTRIBUTION OF QLOGIC CORPORATION

         At a special meeting of stockholders of the Company held on February 24, 1994, the stockholders voted on a single, unified proposal which in part provided for the distribution (the "Distribution") to stockholders, on a share-for-share basis, of all outstanding shares of common stock of QLogic Corporation, then a wholly-owned subsidiary of the Company. On February 28, 1994, subsequent to stockholders approving the aforementioned proposal, the Company declared a special distribution to the Company's stockholders of all the shares of QLogic Corporation effective on the record date, February 25, 1994. In addition, on February 25, 1994, the Securities and Exchange Commission declared the Registration Statement on Form 10 of QLogic Corporation effective, and trading commenced under the symbol QLGC on the Nasdaq National Market.


NOTE 3   BALANCE SHEET DETAIL

         Components of inventories are as follows:

                                                                                 1997            1996
                                                                                --------       ---------
            Raw materials...................................................    $  7,932       $   8,074
            Work-in-process.................................................       2,012           1,844
            Finished goods..................................................       2,769           4,753
                                                                                --------        --------

                                                                                $ 12,713       $  14,671
                                                                                ========        ========


         Components of property, plant and equipment, net, are as follows:

                                                                                  1997            1996
                                                                                ---------       --------
            Land............................................................    $    531       $     531
            Buildings.......................................................       2,123           2,114
            Production and test equipment...................................      13,461          13,375
            Furniture and fixtures..........................................       4,079           3,861
            Leasehold improvements..........................................         405             401
            Other equipment.................................................          492            492
                                                                                ---------       --------

                                                                                  21,091          20,774

            Less accumulated depreciation and amortization..................     (14,130)        (13,241)
                                                                                ---------       --------

                                                                                $   6,961      $   7,533
                                                                                =========      =========


         Components of accrued liabilities are as follows:
                                                                                  1997              1996
                                                                                ---------       --------

            Payroll and related costs.......................................    $  2,082       $   1,896
            Warranty and related reserves...................................         797             883
            Royalties.......................................................         312             824
            Deferred revenue................................................       1,155               -
            Other...........................................................       1,774           2,243
                                                                                --------        --------

                                                                                $  6,120       $   5,846
                                                                                ========       =========


                               EMULEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4   INCOME TAXES

         The components of income tax benefit are as follows:

                                                                 1997       1996      1995
                                                               --------   --------   -------
   Federal:
      Current ..............................................   $  (506)   $  (753)   $(1,174)
      Deferred .............................................        --       (387)       105
   State:
      Current ..............................................        --         --         --
      Deferred .............................................        --         --       (105)
   Foreign and Puerto Rico:
      Current ..............................................        --          3         18
      Deferred .............................................        --         --         --
                                                               -------    -------    -------

                                                               $  (506)   $(1,137)   $(1,156)
                                                               =======    =======    =======

Income (loss) before income taxes consists of the following:

                                                                 1997       1996       1995
                                                               --------   ---------   --------
*  Domestic ..............................................     $    713   $(10,010)   $  2,388
   Foreign ...............................................          350       (415)        394
                                                               --------   --------    --------

        Total.............................................     $  1,063   $(10,425)   $  2,782
                                                               ========   ========    ========


         *Domestic income includes the Company's Puerto Rico and Virgin Islands operations.


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                             1997        1996
                                                           --------    --------
         Deferred tax assets:
            Reserves not currently deductible ..........   $    690    $    825
            Provisions for discontinued operations .....         48         116
            Net operating loss carryforwards ...........     13,398      13,357
            Business credit carryforwards ..............      3,240       2,618
            Alternative minimum tax credit carryforwards      1,865       1,865
                                                           --------    --------

               Total gross deferred tax assets .........     19,241      18,781
               Less valuation allowance ................    (17,397)    (16,644)
                                                           --------    --------
               Net deferred tax assets .................      1,844       2,137
                                                           --------    --------

         Deferred tax liabilities:
            Capitalization of inventory costs ..........        258         258
            Various state taxes ........................        591         524
            Accelerated depreciation ...................       (214)        117
            Taxes provided on Emulex Caribe, Inc. ......
              undistributed income .....................      1,286       1,286
            Other ......................................      2,198       2,212
                                                           --------    --------
               Total gross deferred tax liabilities ....      4,119       4,397
                                                           --------    --------

               Net deferred tax liabilities ............   $  2,275    $  2,260
                                                           ========    ========


                               EMULEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Based on the Company's historical pre-tax results of operations, management believes it is more likely than not that the Company will realize the benefit of the existing net deferred tax assets as of June 29, 1997. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement earnings from operations to fully realize recorded tax benefits.

         Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of June 29, 1997 will be allocated as follows:

            Income tax benefit that would be reported in the
              consolidated statements of operations.........................     $15,224

            Additional paid-in capital......................................       2,173
                                                                                 -------
                                                                                 $17,397
                                                                                 =======

         Income tax expense realized from discontinued operations was $29 for 1997, and $0 for 1996 and 1995.

         The effective income tax benefit on pretax income (loss) differs from expected federal income tax for the following reasons:

                                                                  1997       1996      1995
                                                                -------    --------   -------
         Expected income tax at 34 percent ..................   $   361    $(3,545)   $   946
         State income tax, net of federal tax benefit .......        38       (285)       135
         Net increase (decrease) in tax as a result of Emulex
            Caribe, Inc. and foreign income taxed at
            a rate different from U.S. statutory rate .......      (175)     1,216       (972)
         Puerto Rican tollgate taxes provided for
            current year income .............................        --         --        168
         Amortization and impairment of goodwill ............        --         --        449
         Change in beginning-of-the-year balance of the
            valuation allowance for deferred tax assets
            allocated to income taxes .......................       267      2,554       (439)
         Refund from Internal Revenue Service ...............        --         --     (1,581)
         Recovery from QLogic Corporation pursuant
            to tax sharing agreement ........................      (612)      (750)        --
         Other, net .........................................      (385)      (327)       138
                                                                -------    -------    -------

                                                                $  (506)   $(1,137)   $(1,156)
                                                                =======    =======    =======

         During the years ended June 29, 1997 and June 30, 1996, the Company received an income tax benefit in the amount of $612 and $750, respectively, related to recoveries under a tax sharing agreement with QLogic Corporation, a former subsidiary of the Company (see note 2).

         During the year ended July 2, 1995, the Company received a federal income tax refund of $1,581 pertaining to prior years.

         At June 29, 1997, the Company had net operating loss carryforwards for federal income tax purposes of $36,582 which are available to offset future federal taxable income through 2012 and $8,851 for state purposes available through 2002. The Company has both local Puerto Rico and Internal Revenue Code Section 936 tax exemption credits and also has business credit carryforwards for federal purposes of approximately $2,494 which are available to reduce federal income taxes through 2011. In addition, the

                               EMULEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         Company has alternative minimum tax credit carryforwards of approximately $1,865 which are available to reduce future federal regular income taxes over an indefinite period. Additionally, the Company has approximately $1,480 of research and experimentation credit carryforwards for state purposes available through 2012.

         The Company's current Puerto Rico tax exemption grants for property and municipal license tax and for income and tollgate tax expire at the end of calendar years 1997 and 1999, respectively. The Company is currently negotiating with the Puerto Rican government to extend these exemption grants through 2007. The Company believes it will negotiate a renewal of these exemption grants with terms and conditions which are not materially different from the Company's current exemption grants. However, if the Company is unable to obtain a renewal of these exemption grants or if the terms and conditions are materially different, the Company's business, results of operations, financial condition and/or liquidity would be materially and adversely affected.

         The Company is currently undergoing an examination by the California Franchise Tax Board for the Company's California income tax returns for years 1991, 1990 and 1989. In the opinion of management, this examination will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

NOTE 5   LINE OF CREDIT

         The Company had a $7,000 bank line of credit with Silicon Valley Bank that was to have expired in September 1997. In September 1997, the Company expanded this line of credit to $10,000, and extended it one year to expire in September 1998. The agreement allows the Company to borrow at the bank's prime rate (8.5 percent at June 29, 1997) plus one half percent. During 1997, the Company utilized this line of credit. However, there were no borrowings outstanding under this line at June 29, 1997 or June 30, 1996. The bank line of credit is secured by substantially all assets and requires the Company to satisfy certain financial and other covenants and conditions, including prescribed levels of tangible net worth, profitability and liquidity, and prohibits, among other things, the payment of cash dividends. At June 29, 1997, the Company was in compliance with all such covenants.

NOTE 6   NONOPERATING INCOME

         Nonoperating income, net, is as follows:

                                                                                             1997      1996       1995
                                                                                           --------   -------    -------
            Interest income ............................................................   $   267    $   248    $ 1,055
            Interest expense ...........................................................      (185)       (43)       (18)
            Foreign exchange ...........................................................        --        (34)        51
            Gain on sale of building ...................................................        --        312         --
            Other ......................................................................       (11)        --         32
                                                                                           -------    -------    -------

                                                                                           $    71    $   483    $ 1,120
                                                                                           =======    =======    =======

NOTE 7   EMPLOYEE RETIREMENT SAVINGS PLAN

         The Company has a pretax savings and profit sharing plan under Section 401(k) of the Internal Revenue Code for substantially all domestic employees. Under the plan, eligible employees are able to contribute up to 12 percent of their compensation not to exceed the maximum IRS deferral amount. Company discretionary contributions match up to 3 percent of a participant's compensation. The Company's contributions under this plan were $271, $287 and $272 in 1997, 1996 and 1995, respectively.

         The Company has a similar plan for all employees in the Company's Puerto Rico facility under Section 165(e) of the Internal Revenue Code. Under the plan, eligible employees are able to contribute up to 10 percent of their compensation not to exceed the maximum IRS deferral amount. Company discretionary

                               EMULEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         contributions match up to 3 percent of a participant's compensation. The Company's contributions under this plan were $86, $88 and $88 for 1997, 1996 and 1995, respectively.

NOTE 8   EXPORT REVENUES AND SIGNIFICANT CUSTOMERS

         The Company designs, manufactures and markets three major distinct product families: high-speed fibre channel products, printer servers and network access servers. The Company markets these products through distributors, resellers and to OEMs. The Company's export revenues were approximately $29,330, $20,700 and $35,200 representing 45, 40 and 47 percent of net revenues for 1997, 1996 and 1995, respectively. The majority of export shipments are to the European marketplace.

         In 1997, Reuters and Sequent Computer Systems represented 13 and 10 percent of net revenues, respectively. Furthermore, the Company's top five customers accounted for 44 percent of net revenues in 1997. In 1996, IBM Corporation represented 15 percent of net revenues. In 1995, Reuters and Xerox represented 16 and 13 percent of net revenues, respectively. The Company derived approximately 64, 39 and 53 percent of its net revenues from sales to OEMs in 1997, 1996 and 1995, respectively. Emulex's operating results could be adversely affected if sales to one or more such customers significantly decline, or if any one of these customers develop alternative sources for the Company's products.

NOTE 9   COMMITMENTS AND CONTINGENCIES

         Leases

         The Company leases certain facilities and equipment under long-term noncancelable operating lease agreements which expire at various dates through 2000. Rent expense for the Company under operating leases, including month-to-month rentals, totaled $1,200, $1,178 and $1,189 in 1997, 1996 and 1995, respectively.

         Future minimum noncancelable lease commitments are as follows:

                                                        Capitalized    Operating
                                                           Leases        Leases
                                                        -----------    ---------
            Fiscal year:
            1998 ......................................   $  140        $  796
            1999 ......................................       84           580
            2000 ......................................        7           143
                                                          ------        ------

            Total minimum lease payments ..............      231        $1,519
                                                                        ======
            Less amounts representing interest ........       27
                                                          ------
            Present value of future minimum capitalized
               lease obligations ......................      204
            Less current installments of capitalized
               lease obligations ......................      125
                                                          ------

            Capitalized lease obligations, excluding
               current installments ...................   $   79
                                                          ======


         In January 1994, in anticipation of the Distribution, the Company agreed to assign its lease on a 70,000 square foot facility in Costa Mesa, California to QLogic Corporation. In consideration to the lessor, the Company has agreed to guaranty satisfaction of all obligations and responsibilities of QLogic Corporation to the lessor under the terms and conditions of the lease should QLogic Corporation default on said terms and conditions during the term of the lease, which terminates on October 31, 1999. In the event of a default by QLogic Corporation, the Company reserves the right to seek reimbursement from QLogic Corporation for any and all expenses the Company incurs due to the default.

                               EMULEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Litigation

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

NOTE 10  QUARTERLY FINANCIAL DATA (UNAUDITED)

         Selected quarterly financial data for 1997 and 1996 is as follows:

                                                         Net                                Net                 Net
                                                       Revenues       Gross Profit     Income (loss)        Income (loss)*
                                                       --------       ------------     -------------        --------------
                1997:
                Fourth quarter..................       $15,742          $  6,424          $   920               $ 0.15
                Third quarter...................        17,011             6,999            1,103                 0.18
                Second quarter..................        16,058             5,946              487                 0.08
                First quarter...................        15,952             5,470             (941)              (0.16)
                                                        ------           -------            -----

                Total                                  $64,763           $24,839           $1,569
                                                        ======            ======            =====

                1996:
                Fourth quarter..................       $15,516          $  5,225         $   (554)             $(0.09)
                Third quarter...................        12,702             4,257           (2,337)              (0.39)
                Second quarter..................        12,672             4,024           (2,916)              (0.49)
                First quarter...................        10,448             3,294           (3,481)              (0.59)
                                                        ------           -------           -------

                Total...........................       $51,338           $16,800          $(9,288)
                                                        ======            ======            =====

                *  Per common and common equivalent share

NOTE 11  STOCKHOLDERS' EQUITY

         Stock Option Plans

         Under the Company's Employee Stock Option Plan (the "Plan"), the exercise price of options granted will not be less than the fair market value at the date of grant. The total number of shares of common stock available for grant under the Plan is 2,580,000. Unless otherwise provided by the Board of Directors or a committee of the Board administering the Plan, each option granted under the Plan becomes exercisable at the rate of 25 percent one year after the date of grant with an additional 6.25 percent becoming exercisable each three-month interval thereafter.

         Under the Company's Non-Employee Director Stock Option Plan (the "Director Plan"), a maximum of 125,000 shares of common stock of the Company can be issued. The Director Plan provides that an option to purchase 12,500 shares of common stock of the Company will be granted to each non-employee director of the Company upon the first date that such director becomes eligible to participate. Options granted under the Director Plan are non-qualified stock options. The exercise price per option granted will not be less than the fair market value at the date of grant. No option granted under the Director Plan shall be exercisable after the expiration of the earlier of (i) ten years following the date the option is granted or (ii) one year following the date the optionee ceases to be a director of the Company. Although the Director Plan expired on December 31, 1996, all existing grants will continue under the terms and conditions of this plan. The Company is currently preparing a new Non-Employee Director Stock Option Plan for the shareholder meeting in November 1997. No shares were granted during 1997, 1996 or 1995.

                               EMULEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In connection with the February 1994 Distribution of shares of common stock of QLogic Corporation to the Company's stockholders and a one-for-two reverse stock split, certain adjustments were made to options outstanding under the Plan and the Director Plan on the date of the distribution (the "Distribution Date"). Each option which was outstanding under the Plan on the Distribution Date (a "Converted Option"), other than options held by the Company's President and Chief Executive Officer, was converted into two separately exercisable options: one to purchase the same number of shares of Emulex common stock which the Converted Option covered as of the Distribution Date, after adjustment for the reverse stock split (a "New Emulex Option"); and one to purchase that same number of shares of QLogic Corporation common stock (a "New QLogic Option"). The purchase price per share of Emulex common stock subject to the New Emulex Option was an amount which bears the same ratio to the exercise price per share under the Converted Option (after adjustment for the reverse stock split) that the fair market value of Emulex common stock after the Distribution bears to the sum of the fair market value per share of Emulex common stock after the Distribution plus the fair market value per share of QLogic common stock after the Distribution. The President and Chief Executive Officer of the Company held an option to purchase 250,000 shares of Emulex common stock at a price of $6.50 per share under the Plan. On the Distribution Date, his option was converted into two separately exercisable options: one to purchase the same number of shares of Emulex common stock which the Converted Option covered as of the Distribution Date, after adjustment for the reverse stock split, and a second option to purchase 25,000 shares of QLogic common stock after giving effect to the reverse stock split. The purchase price per share of Emulex common stock and QLogic common stock subject to the Emulex option and the QLogic option was the fair market value per share of Emulex common stock and QLogic common stock, respectively, after the Distribution.

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

                               EMULEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Following is a summary of stock option transactions for 1997, 1996 and 1995:

                                                                                                      Weighted
                                                                          Number                  average exercise
                                                                        of Shares                  price per share
                                                                        ---------                  ---------------
                Options outstanding at July 3, 1994                      844,520                         $4.48

                  Granted..........................................      233,500                         13.70
                  Exercised........................................     (282,462)                         4.18
                  Canceled.........................................      (61,614)                         5.24
                                                                        --------

                Options outstanding at July 2, 1995                      733,944                          7.46

                  Granted..........................................      284,800                         18.53
                  Exercised........................................     (132,480)                         4.82
                  Canceled.........................................      (85,066)                        10.46
                                                                       ----------

                Options outstanding at June 30, 1996                     801,198                         11.51

                  Granted..........................................      205,750                         15.85
                  Exercised........................................     (107,143)                         6.33
                  Canceled.........................................     (161,329)                        13.96
                                                                         -------

                Options outstanding at June 29, 1997                     738,476                         12.94
                                                                         =======


As of June 29, 1997 and June 30, 1996 the number of options exercisable was 351,058 and 262,564, respectively, and the weighted average exercise price of those options was $9.66 and $6.67, respectively.

                                                            Options Outstanding                 Options Exercisable
                                        ------------------------------------------------      ---------------------------
                                                            Weighted         Weighted                            Weighted
                                                            average          average                             average
                                         Outstanding        exercise         remaining         Exercisable       exercise
                                            as of           price per        contractual          as of          price per
Range of Exercise Prices                June 29, 1997        option         life (years)      June 29, 1997       option
------------------------                -------------      ----------       ------------      -------------     ---------
   $  3.20  to $  5.13                     177,595          $  4.15              5.50            170,080        $   4.15
      5.17  to   13.50                     191,369            10.30              7.76             88,833            9.28
     13.63  to   18.00                     187,462            16.02              9.20             14,640           15.01
     18.13  to   28.38                     182,050            21.10              8.18             77,505           21.20
                                           -------          -------             -----           --------           -----

   $  3.20  to $ 28.38                     738,476          $ 12.94              7.69            351,058         $  9.66
                                           =======          =======             =====            =======         =======


                               EMULEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company applies APB Opinon No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company's net income (loss) would have been reduced to the pro forma amounts indicated below:

                                                         1997       1996
                                                       --------   --------
            Net income (loss) as reported ..........   $  1,569   $ (9,288)
            Assumed stock compensation cost ........        882        778
                                                       --------   --------
               Pro forma net income (loss) .........   $    687   $(10,066)
                                                       ========   ========

            Net income (loss) per share as reported    $   0.25   $  (1.56)
               Pro forma net income (loss) per share   $   0.11   $  (1.70)
                                                       ========   ========

Pro forma net income (loss) reflects only options granted in 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under Statement 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over the options' vesting period of four years and compensation cost for options granted prior to July 3, 1995 is not considered.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1997 and 1996, respectively: risk-free interest rates of 6.3 percent and 5.9 percent; dividend yield of 0.0 percent for 1997 and 1996; expected lives of 4.9 years for 1997 and 1996; and volatility of 66.1 percent for 1997 and 1996. The weighted-average fair value per option granted in 1997 and 1996 was $8.19 and $9.24, respectively. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely-tradable, fully-transferable options without vesting restrictions, which significantly differ from the Company's stock option plans. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the grant date.

Shareholder Rights Plan

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

                 SCHEDULE OF EMULEX CORPORATION AND SUBSIDIARIES

                                                                     Schedule II


                       EMULEX CORPORATION AND SUBSIDIARIES

                 Valuation and Qualifying Accounts and Reserves

            Years ended June 29, 1997, June 30, 1996 and July 2, 1995
                                 (in thousands)

                                                              Additions
                                                  Balance at  Charged to  Amounts   Balance
                                                  Beginning   Costs and   Written   at End
              Classification                      of Period   Expenses      Off    of Period
              --------------                      ---------   --------      ---    ---------
          Year ended June 29, 1997:
                Allowance for doubtful accounts     $  482     $  131     $  117     $  496
                                                    ======     ======     ======     ======
                Inventory valuation reserves ..     $1,709     $1,249     $1,762     $1,196
                                                    ======     ======     ======     ======


            Year ended June 30, 1996:
                Allowance for doubtful accounts     $  492     $  125     $  135     $  482
                                                    ======     ======     ======     ======
                Inventory valuation reserves ..     $1,740     $  840     $  871     $1,709
                                                    ======     ======     ======     ======


            Year ended July 2, 1995:
                Allowance for doubtful accounts     $  538     $   64     $  110     $  492
                                                    ======     ======     ======     ======
                Inventory valuation reserves ..     $2,147     $  276     $  683     $1,740
                                                    ======     ======     ======     ======


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         EMULEX CORPORATION


Date: September 25, 1997                 By: /s/ Paul F. Folino
                                         --------------------------------------
                                         Paul F. Folino,
                                         President, Chief Executive Officer
                                         and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 25, 1997.

       SIGNATURE                                 TITLE
       ---------                                 -----
Principal Executive Officer:


/s/ Paul F. Folino                              President, Chief Executive Officer
--------------------------------------------
(Paul F. Folino)                                 and Director


Principal Financial and Accounting Officer:


/s/ Michael J. Rockenbach                       Vice President, Finance, Acting Chief
--------------------------------------------
(Michael J. Rockenbach)                         Financial Officer and Secretary


/s/ Fred B. Cox                                 Director and Chairman of the Board
--------------------------------------------
(Fred B. Cox)


/s/ Robert H. Goon                              Director
--------------------------------------------
(Robert H. Goon)


/s/ Don M. Lyle                                 Director
--------------------------------------------
(Don M. Lyle)


/s/ Michael P. Downey                           Director
--------------------------------------------
(Michael P. Downey)


                                                                                                PAGE IN SEQUENTIALLY
         EXHIBIT NO.                   DESCRIPTION OF EXHIBIT                                    NUMBERED COPY
         -----------                   ----------------------                                    -------------

         3.1                           Certificate of Incorporation, as amended.


         3.2                           By-laws, as amended.


         3.3                           Certificate of Designations of Series A
                                       Junior Participating Preferred Stock
                                       (incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-
                                       K filed February 2, 1989).


         4.1                           Rights Agreement dated as of January 19,
                                       1989 between Emulex Corporation and
                                       First Interstate Bank, Ltd. (incorporated by
                                       reference to Exhibit 4 to the Registrant's
                                       Current Report on Form 8-K filed
                                       February 2, 1989).


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


                                                                                                PAGE IN SEQUENTIALLY
         EXHIBIT NO.                   DESCRIPTION OF EXHIBIT                                    NUMBERED COPY
         -----------                   ----------------------                                    -------------
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
                                       Annual Report of Form 10-K).


                                                                                                PAGE IN SEQUENTIALLY
         EXHIBIT NO.                   DESCRIPTION OF EXHIBIT                                    NUMBERED COPY
         -----------                   ----------------------                                    -------------
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


         10.13                         Emulex Corporation Employee Stock
                                       Option Plan as amended November 21,
                                       1996 (incorporated by reference to
                                       Appendix A to the Registrant's Proxy
                                       Statement dated October 21, 1996 for the
                                       Annual Meeting of Stockholders Held on
                                       November 21, 1996.)


         10.14                         Amended and Restated Loan and Secruity
                                       Agreement dated as of September 18, 1996 between Silicon Valley Bank and Emulex
                                       Corporation, InterConnections, Inc., and
                                       Emulex Europe Limited.


         10.15                         Collateral Assignment, Patent Mortgage
                                       and Security Agreement dated as of
                                       September 18, 1996 between Digital
                                       House, Ltd. and Silicon Valley Bank.


         10.16                         Supplement to Collateral Assignment
                                       dated September 18, 1996 by Emulex
                                       Corporation, InterConnections, Inc. and
                                       Emulex Europe Limited in favor of Silicon
                                       Valley Bank.


                                                                                                PAGE IN SEQUENTIALLY
         EXHIBIT NO.                   DESCRIPTION OF EXHIBIT                                    NUMBERED COPY
         -----------                   ----------------------                                    -------------

         10.17                         Amendment to Loan Agreement dated
                                       September 18, 1997 between Silicon Valley
                                       Bank and Emulex Corporation,
                                       InterConnections, Inc., and Emulex
                                       Europe Limited.


         10.18                         Supplement to Collateral Assignment
                                       dated as of September 18, 1997 by Emulex
                                       Corporation, InterConnections, Inc. and
                                       Emulex Europe Limited in favor of Silicon
                                       Valley Bank.


         21                            List of the Registrant's subsidiaries.


         23                            Independent Auditors' Consent.


         27.1                          Financial Data Schedule
