Form 10-Q
period 1997-09-28
EMULEX CORP /DE/
filed 1997-11-12
CIK 350917

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                              ---------------------
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1997

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                           COMMISSION FILE NO. 0-11007


                               EMULEX CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                         DELAWARE                           51-0300558
             ---------------------------------          -------------------
               (State or other jurisdiction               (I.R.S Employer
             of incorporation or organization)          Identification No.)

                  3535 HARBOR BOULEVARD
                  COSTA MESA, CALIFORNIA                      92626
         ----------------------------------------       -------------------
         (Address of principal executive offices)           (Zip Code)


                                 (714) 662-5600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes X No

As of November 7, 1997, the registrant had 6,109,847 shares of common stock outstanding.

================================================================================

                       EMULEX CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                       PAGE
                                                                       ----
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
            September 28, 1997 and June 29, 1997                         2

         Condensed Consolidated Statements of Operations
            Three months ended September 28, 1997
            and September 29, 1996                                       3

         Condensed Consolidated Statements of Cash Flows
            Three months ended September 28, 1997
            and September 29, 1996                                       4

         Notes to Condensed Consolidated Financial Statements            5

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                6


Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                               15

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       EMULEX CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)
                                   (unaudited)

                                                         September 28,   June 29,
                                                             1997          1997
                                                         -------------   --------
ASSETS
Current assets:
  Cash and cash equivalents                                 $ 1,638      $   484
  Accounts and notes receivable, net                         12,513       14,785
  Inventories, net                                           12,870       12,713
  Prepaid expenses                                            1,392        1,066
  Income taxes receivable and other assets                      379          280
                                                            -------      -------
      Total current assets                                   28,792       29,328

Property, plant and equipment, net                            6,746        6,961
Prepaid expenses and other assets                               803          886
                                                            -------      -------
                                                            $36,341      $37,175
                                                            =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of capitalized
    lease obligations                                       $    82      $   125
  Accounts payable                                            2,870        4,294
  Accrued liabilities                                         6,056        6,120
  Deferred income taxes                                          --          320
                                                            -------      -------
      Total current liabilities                               9,008       10,859

Capitalized lease obligations,
  excluding current installments                                 65           79
Deferred revenue                                                 --            6
Deferred income taxes                                         2,348        1,955
                                                            -------      -------

      Total liabilities                                      11,421       12,899
                                                            -------      -------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value; 1,000,000
    shares authorized (150,000 shares designated as
    Series A Junior Participating Preferred Stock);
    none issued and outstanding                                  --           --
  Common stock, $0.20 par value; 20,000,000 shares
    authorized; 6,107,493 and 6,100,546 issued
    and outstanding at September 28, 1997 and
    June 29, 1997, respectively                               1,221        1,220
  Additional paid-in capital                                  7,317        7,283
  Retained earnings                                          16,382       15,773
                                                            -------      -------

      Total stockholders' equity                             24,920       24,276
                                                            -------      -------

                                                            $36,341      $37,175
                                                            =======      =======

See accompanying notes to condensed consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)


                                                    Three Months Ended
                                              -------------------------------
                                              September 28,     September 29,
                                                  1997              1996
                                              -------------     -------------
Net revenues                                    $ 15,007         $ 15,952
Cost of sales                                      8,836           10,482
                                                --------         --------
   Gross profit                                    6,171            5,470

Operating expenses:
   Engineering and development                     2,393            2,500
   Selling and marketing                           2,014            2,079
   General and administrative                      1,101            1,243
   Consolidation charges                              --            1,280
                                                --------         --------
     Total operating expenses                      5,508            7,102
                                                --------         --------

     Operating income (loss)                         663           (1,632)

Nonoperating income                                   14              206
                                                --------         --------

     Income (loss) before income taxes               677           (1,426)

Income tax provision (benefit)                        68             (485)
                                                --------         --------

     Net income (loss)                          $    609         $   (941)
                                                ========         ========

Net income (loss) per common and common
  equivalent share                              $   0.10         $  (0.16)
                                                ========         ========

Weighted average number of common
  and common equivalent shares                     6,312            5,998
                                                ========         ========


See accompanying notes to condensed consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)



                                                                    Three Months Ended
                                                              -----------------------------
                                                              September 28,   September 29,
                                                                  1997            1996
                                                              -------------   -------------
Cash flows from operating activities:
-------------------------------------
Net income (loss)                                               $   609         $  (941)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                   601             711
    Loss on disposal of property, plant and equipment                 4              21
    Provision for doubtful accounts                                  28              31

Changes in assets and liabilities:
----------------------------------
  Accounts receivable                                             2,244            (962)
  Inventories                                                      (157)          2,885
  Accounts payable                                               (1,424)         (3,072)
  Accrued liabilities                                               (64)           (806)
  Income taxes receivable                                            58            (143)
  Deferred revenue                                                   (6)             --
  Deferred income taxes                                               1              --
  Prepaid expenses and other assets                                (328)            (97)
                                                                -------         -------
Net cash provided by (used in) operating activities               1,566          (2,373)
                                                                -------         -------

Cash flows from investing activities:
-------------------------------------
Net proceeds from sale of property, plant and equipment              --               1
Additions to property, plant and equipment                         (390)           (696)
                                                                -------         -------
Net cash used in investing activities                              (390)           (695)
                                                                -------         -------

Cash flows from financing activities:
-------------------------------------
Principal payments under capital leases                             (57)            (76)
Proceeds from note payable to bank, net                              --           2,000
Proceeds from issuance of common stock                               35              52
                                                                -------         -------
      Net cash provided by (used in ) financing activities          (22)          1,976
                                                                -------         -------
Net increase (decrease) in cash and cash equivalents              1,154          (1,092)

Cash and cash equivalents at beginning of period                    484           1,635
                                                                -------         -------
Cash and cash equivalents at end of period                      $ 1,638         $   543
                                                                =======         =======

Supplemental disclosures:
-------------------------
Cash paid during the period for:
  Interest                                                      $     9         $    66
  Income taxes                                                       10               1


See accompanying notes to condensed consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the financial position as of September 28, 1997 and June 29, 1997, and the results of operations for the three months ended September 28, 1997 and September 29, 1996, and the statements of cash flows for the three months then ended. Interim results for the three months ended September 28, 1997 are not necessarily indicative of the results that may be expected for the year ending June 28, 1998. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1997. References to dollar amounts are in thousands, except share data, unless otherwise specified.

2.  Inventories

    Inventories, net, are summarized as follows:


                                 September 28,             June 29,
                                     1997                    1997
                                 -------------             --------
    Raw materials                 $  6,406                 $  7,932
    Work-in-process                  3,327                    2,012
    Finished goods                   3,137                    2,769
                                   -------                  -------
                                   $12,870                  $12,713
                                   =======                  =======

3.  Net Income (Loss) per Share

    Net income (loss) per common and common equivalent share was computed based on the weighted average number of common and common equivalent shares outstanding during the periods presented. The Company has granted certain stock options which have been treated as common share equivalents in computing both primary and fully diluted income per share. Common stock equivalents have been excluded from the calculation of both primary and fully diluted loss per share for the three months ended September 29, 1996, as the effect would have been antidilutive. The primary and fully diluted income (loss) per share computations are approximately the same.

                       EMULEX CORPORATION AND SUBSIDIARIES

PART I.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands)

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, the discussion in this Form 10-Q in general may contain certain forward-looking statements. In addition, when used in this Form 10-Q, the words "projected," "in the opinion," "believes," "expects" and similar expressions are intended to identify forward-looking statements. Actual future results could differ materially from those described in the forward-looking statements as a result of factors discussed in "Business Environment and Risk Factors" set forth herein, and in the Company's most recently filed Annual Report on Form 10-K. The Company cautions the reader, however, that these lists of risk factors may not be exhaustive. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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


                                                 Percentage of Net Revenues
                                                 For the Three Months Ended
                                                -----------------------------
                                                September 28,   September 29,
                                                   1997            1996
                                                -------------   -------------
Net revenues                                        100.0%         100.0%
Cost of sales                                        58.9           65.7
                                                    -----          -----
     Gross profit                                    41.1           34.3

Operating expenses:
  Engineering and development                        16.0           15.7
  Selling and marketing                              13.4           13.0
  General and administrative                          7.3            7.8
  Consolidation charges                                --            8.0
                                                    -----          -----
      Total operating expenses                       36.7           44.5
                                                    -----          -----
      Operating income (loss)                         4.4          (10.2)

Nonoperating income                                   0.1            1.3
                                                    -----          -----
      Income (loss) before income taxes               4.5           (8.9)

Income tax provision (benefit)                        0.4           (3.0)
                                                    -----          -----
      Net income (loss)                               4.1%          (5.9)%
                                                    =====          =====

NET REVENUES

Net revenues for the quarter ended September 28, 1997 were $15,007, a decrease of $945, or 6 percent, from $15,952 for the comparable quarter of the previous fiscal year. This decrease in net revenues was the result of a reduction in distribution net revenues of $1,437, partially offset by in increase in net revenues of $427 from sales to original equipment manufacturers ("OEMs") and $65 from sales to end users.

From a product line perspective, net revenues for the first quarter of fiscal 1998 from the Company's fibre channel product line increased $3,989, or 336 percent, to $5,175 compared to $1,186 for the same period of the prior fiscal year as OEMs in this emerging market have begun to take volume shipments. Net revenues from the Company's printer server product line decreased $2,617, or 32 percent, to $5,578 in the current quarter, compared to $8,195 in the comparable period of the previous fiscal year. This decrease in revenues occurred in both OEM printer servers and the distribution printer server products. The decrease in OEM printer server revenues was primarily due to lower shipments to two large printer server OEMs which were partially offset by increased shipments to other OEMs. The Company believes the decrease in net revenues from distribution sales of printer servers was primarily the result of a combination of lower average selling price and decreased demand for after-market solutions, as more OEMs are shipping network-ready printers. Net revenues from Emulex's network access products decreased $1,523, or 28 percent, to $3,933 for the first quarter of fiscal 1998. The decrease in network access products revenues was primarily due to anticipated maturation of certain of the Company's network access products combined with decreased shipments to Reuters as the current project with the Company approach end of life. Net revenues from other miscellaneous product lines decreased $794, or 71 percent, to $321 in the first quarter of the current fiscal year compared to $1,115 in the same quarter of fiscal 1997. The first quarter of the prior fiscal year included end-of-life sales of an OEM storage product.

Although fibre channel represented 35 percent of net revenues for the quarter ended September 28, 1997, the market is an emerging technology and there can be no assurance that the Company's products will adequately meet the requirements of the market, or achieve market acceptance. Because the Company's fibre channel products are designed to provide both an input/output and a networking connection between computers and storage devices, the future revenues of the fibre channel product line depend on the availability of other fibre channel products not manufactured or sold by the Company. Furthermore, the Company's fibre channel products are dependent upon components supplied by third parties for this emerging technology and there can be no assurance that these components will be available at a competitive price and in the quantities desired, or if available, will function as needed.

GROSS PROFIT

For the quarter ended September 28, 1997, gross profit increased $701, or 13 percent, to $6,171 compared to $5,470 in the same quarter of the previous fiscal year. Gross profit as a percentage of net revenues increased to 41 percent from 34 percent for the comparable period of last year. The improvement in gross profit is primarily due to a product mix that contained a greater percentage of higher margin products and reduced manufacturing spending in the first quarter of fiscal 1998 compared to the same period of the prior fiscal year.

OPERATING EXPENSES

Operating expenses for the quarter ended September 28, 1997 decreased by $1,594, or 22 percent, to $5,508 versus $7,102 for the comparable period of the prior fiscal year. Operating expenses for the first quarter of fiscal 1997 included $1,280 of consolidation charges. Excluding these charges from the prior year, operating expenses for the first quarter of fiscal 1998 decreased $314, or 5 percent, from the comparable period of the prior fiscal year as the Company continued to benefit from the expense controls implemented a year ago during the consolidation of operations combined with reduced staffing levels. Engineering and development expenses decreased $107, or 4 percent, to $2,393 for the first quarter of fiscal 1998. Selling and marketing expenses for the quarter decreased $65, or 3 percent, to $2,014 compared to the same period of fiscal 1997. General and administrative expenses for the quarter ended September 28, 1997 were $1,101. This represents a decrease of $142, or 11 percent, compared to first quarter of the prior fiscal year primarily due to reduced staffing levels.

NONOPERATING INCOME

Nonoperating income for the quarter ended September 28, 1997 was $14, a decrease of $192 compared to the same period of the prior fiscal year. This decrease was primarily due to nonrecurring interest income of $238 associated with prior years' tax returns recognized in the first quarter of the prior fiscal year. This decrease was partially offset by an increase in interest income and a decrease in interest expense related to financing activities, as well as a small currency exchange gain in the current quarter.

INCOME TAXES

The Company's current Puerto Rico tax exemption grants for property and municipal license tax and for income and tollgate tax expire at the end of calendar years 1997 and 1999, respectively. The Company is currently negotiating with the Puerto Rican government to extend these exemption grants through 2007. Although there can be no assurance, the Company believes it will negotiate a renewal of these exemption grants with terms and conditions which are not materially different from the Company's current exemption grants. However, if the Company is unable to obtain a renewal of these exemption grants or if the terms and conditions are materially less favorable than those currently in effect, the Company's business, results of operations, financial condition and/or liquidity would be materially adversely affected.

The Company is currently undergoing an examination by the California Franchise Tax Board for the Company's California income tax returns for years 1989, 1990 and 1991. In the opinion of management, this examination will not have a material adverse effect on the Company's consolidated financial position.

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

In June 1997, the FASB issued Statement 131, "Disclosure about Segments of an Enterprise and Related Information". The new statement is effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the impact of adopting this new standard on the consolidated financial statements

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased by $1,154 during the first quarter of fiscal 1998 from $484 to $1,638 as of September 28, 1997. Operating activities, which include changes in working capital balances, provided $1,566 of cash and cash equivalents for the quarter compared to using $2,373 of cash and cash equivalents during the first quarter of the prior fiscal year. Investing activities, which were limited to the acquisition and disposition of property, plant and equipment, used $390 of cash and cash equivalents in the quarter compared to using $695 in the comparable period of fiscal 1997. Net financing activities, which were limited to payments under capital lease obligations, proceeds from a note payable to a bank and proceeds from the exercise of employee stock options, used $22 of cash and cash equivalents during the first quarter of fiscal 1998 compared to providing $1,976 of cash and cash equivalents in the prior year.

In addition to its cash balances, the Company has a line of credit of up to $10,000 with Silicon Valley Bank which is available through September 1998, unless extended by the parties. There were no borrowings outstanding under this line at September 28, 1997 or June 29, 1997. Under the terms of the line of credit, the Company has granted Silicon Valley Bank a security interest in its accounts receivable, inventories, equipment and other property. The line of credit with Silicon Valley Bank requires the Company to satisfy certain financial and other covenants and conditions, including prescribed levels of tangible net worth, profitability and liquidity. In the event the Company fails to comply with any financial or other covenant in its loan agreement with Silicon Valley Bank, the line of credit could become unavailable to the Company. In addition, after borrowings have been made under the line of credit, a failure to continue to satisfy such covenants would constitute an event of default, giving rise to the various remedies available to a secured lender. The Company was in compliance with all covenants of the line of credit as of September 28, 1997, however there can be no assurance that the Company will continue to satisfy the financial and other covenants and conditions of the line of credit or that the line of credit will continue to be available to meet the Company's liquidity requirements. The Company anticipates that borrowings under the line of credit will be required periodically during the next twelve months.

The Company believes that its existing cash balances, facilities and equipment leases, anticipated cash flows from operating activities and available borrowings under its line of credit will be sufficient to support its working capital needs and capital expenditure requirements for the next twelve months. However, the Company has periodically experienced reductions in revenue levels, significant losses from operations and large fluctuations in the timing of significant customer orders on a quarterly basis. The Company's ability to meet its future liquidity requirements is dependent upon its ability to operate profitably or, in the absence thereof, to draw on its line of credit and to arrange additional financing. If the Company were to experience losses at the rate experienced in 1996 and the first quarter of 1997, additional debt or equity financing would be required within three to nine months. There can be no assurances that revenues will remain at current levels or improve or that the Company would be profitable at such revenue levels. In addition, there can be no assurances that the Company may not be required to utilize its line of credit even during profitable periods for various reasons including, but not limited to, the timing of component purchases and/or customer orders and shipments. Furthermore, there can be no assurances that future requirements to fund operations will not require the Company to draw on its line of credit again or seek additional financing, or that such line of credit or additional financing will be available on terms favorable to the Company and its stockholders, or at all.

BUSINESS ENVIRONMENT AND RISK FACTORS

RECENT HISTORY OF LOSSES; FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

The Company incurred net losses of $9,288 in fiscal 1996 and $941 in the first quarter of fiscal 1997. Results for the first quarter included consolidation charges of $1,280. While the Company generated net income for the year ended June 29, 1997 and for the first quarter of fiscal 1998, there can be no assurances that revenues will remain at current levels or return to the levels experienced in previous years or that the Company would be profitable at such revenue levels.

The Company's revenues and results of operations have varied on a quarterly basis in the past and are expected to vary significantly in the future. Accordingly, the Company believes that period to period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. The Company's revenue and results of operations are difficult to forecast and could be adversely affected by many factors, including, among others, the size, timing and terms of individual transactions; the relatively long sales and deployment cycles for the Company's products, particularly through its OEM channel; changes in the Company's operating expenses; the ability of the Company to develop and market new products; market acceptance of new products, particularly in the fibre channel market; timing of introduction or enhancement of products by the Company or its competitors; the level of product and price competition; the ability of the Company to expand its OEM and distributor relationships; activities of and acquisitions by competitors; changes in printer server, network access and fibre channel technology and industry standards; changes in the mix of products sold, since the Company's network access and fibre channel host adapter products typically have higher margins than the Company's printer server and fibre channel hub products; changes in the mix of channels through which products are sold; levels of international sales; seasonality, since the Company typically experiences lower demand for its products in Europe in the first fiscal quarter; personnel changes; changes in customer budgeting cycles; foreign currency exchange rates; and general economic conditions. As a result of the foregoing or other factors in some future period, the Company's results of operations could fail to meet the expectations of public market analysts or investors, and the price of the Company's common stock could be materially adversely affected.

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

Reliance on OEMs, Distributors and Key Customers

In the first quarter of fiscal 1998, the Company derived approximately 28 percent of its revenue from distributors and 66 percent from OEMs. In fiscal 1997, the Company derived approximately 31 percent of its revenue from distributors and 64 percent from OEMs. The Company's agreements with distributors and OEMs are typically non-exclusive and in many cases may be terminated by either party without cause, and many of the Company's distributors and OEMs carry competing product lines. There can be no assurance that the Company will retain its current OEMs or distributors or that it will be able to recruit additional or replacement OEMs or distributors. The loss of important distributors or OEMs would adversely affect the Company's business, results of operations, financial condition and/or liquidity. The Company negotiates individual agreements with the majority of its OEMs and distributors. Although these agreements are substantially standardized, due to the individual negotiations variances do occur. However, these agreements generally provide for discounts based on expected or actual volumes of products purchased or resold by the reseller in a given period and do not require minimum purchases. Certain of these agreements provide manufacturing rights and access to source code upon the occurrence of specified conditions or defaults. The Company expects that certain of its OEMs will in the future develop competitive products and, if they do so, they may decide to terminate their relationship with the Company. Any reduction or delay in sales of the Company's products by its OEMs or distributors could have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

Sequent Computer Systems accounted for 20 percent of the Company's net revenues during the quarter ended September 28, 1997. Furthermore, the Company's top five customers accounted for 43 percent of fiscal 1998 first quarter net revenues. The Reuters project which accounted for 2 percent of revenues in the quarter ended September 28, 1997, is expected to be completed by the end of calendar 1997. After that time, revenues from Reuters will be dependent upon the extension of the existing project or the award of new design wins on future projects.

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

Concentration of OEM Customers

Historically, revenues from the Company's top OEM customers have accounted for a significant portion of net revenues. In the first quarter of fiscal 1998, the Company's top five OEM customers accounted for 41 percent of the Company's net revenues. Although the Company has attempted to expand its base of OEMs, there can be no assurance that its revenues in the future will not be similarly derived from a limited number of OEM customers. The Company's largest OEM customers vary to some extent from year to year as product cycles end, contractual relationships expire and new products and customers emerge. Many of the arrangements with the Company's OEMs are provided on a project-by-project basis, are terminable with limited or no notice, and, in certain instances, are not governed by long-term agreements. The Company also is subject to a credit risk associated with the concentration of its accounts receivable from these OEMs. No assurance can be given as to the ability or willingness of any of the Company's OEMs to continue utilizing the Company's products and technology. Any loss or significant decrease in the Company's current OEMs or any failure of the Company to replace its existing OEMs, or any delay in or failure to receive the payments due to the Company from such OEMs would have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

Dependence on Emerging Fibre Channel Market and Acceptance of Fibre Channel Standard

The Company has invested and continues to invest substantially in the engineering of products to address the fibre channel market, which is at an early stage of development, is rapidly evolving and is attracting an increasing number of market entrants. The Company's investment in fibre channel designs was over 70% of the Company's engineering and development expenditures for the quarter ended September 28, 1997. The Company's future success in the fibre channel market will depend to a significant degree upon broad market acceptance of fibre channel technology. Competing or alternative technologies, including Gigabit Ethernet, are being or are likely in the future to be promoted by current and potential competitors of the Company, some of which have well-established relationships with current and potential customers of the Company, extensive knowledge of the markets served by the Company, better name recognition and more extensive development, sales and marketing resources than the Company. The Company's success will be dependent in part on the ability of the Company's OEM customers, as well as the Company, to develop new products that provide the functionality, performance, speed and network connectivity demanded by the market at acceptable prices, and to convince end users to adopt fibre channel. While the Company has secured numerous design wins for its fibre channel products from its OEM customers, nearly all of these customers are currently developing systems that incorporate the Company's products, and only a limited number of OEM customers have shipped products that incorporate the Company's fibre channel products. To the extent these customers are unable to or otherwise do not deploy or ship systems that incorporate the Company's products, or if these systems are not commercially successful, this would have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity. The Company believes the fibre channel market will continue to expand, and that the Company's investment in the fibre channel market represents a significant portion of the Company's opportunities for revenue growth in the future. However, there can be no assurance that customers will choose the Company's technology for use, or that fibre channel products will gain market acceptance. If the fibre channel market fails to develop, develops more slowly than anticipated or attracts competitors, or if the Company's products do not achieve market acceptance, the Company's business, results of operations, financial condition and/or liquidity would be materially adversely affected.

Competition

The Company's products are targeted at the fibre channel, printer server and network access markets. The markets for the Company's products are highly competitive and are characterized by rapid technological advances, price erosion, frequent new product introductions and evolving industry standards. In the fibre channel market, the Company primarily competes against Adaptec, Hewlett-Packard, QLogic Corporation, Symbios Logic, and to a lesser extent against several smaller companies. In the printer server market, the Company competes directly against a number of smaller companies and indirectly against Hewlett-Packard and Lexmark, the two largest printer vendors, who primarily use their own internally developed printer servers. In the network access market, the Company competes against the numerous networking companies who offer network access solutions. The Company expects that other companies will enter its markets, particularly the new and evolving fibre channel market. Furthermore, the Company's OEM customers may in the future develop competitive products and may then decide to terminate their relationships with the Company. The Company's current and potential competition consists of major domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources than the Company, as well as emerging companies attempting to obtain a share of the existing market. The Company's competitors continue to introduce products with improved price/performance characteristics, and the Company will have to do the same to remain competitive. Increased competition could result in significant price competition, reduced profit margins or loss of market share, any of which would have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity. There can be no assurance that the Company will be able to compete successfully against either current or potential competitors in the future.

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

Reliance on Third Party Suppliers

The Company relies on third party suppliers who supply the components used in the Company's products. Most components are readily available from alternate sources. However, the unavailability of certain components from current suppliers, especially custom components fabricated for the Company, such as ASICs, could result in delays in the shipment of the Company's products, as well as additional expense associated with obtaining and qualifying a new supplier or redesigning the Company's product to accept more readily available components. In addition, certain key components used in the Company's products are available only from single sources and the Company does not have long-term contracts ensuring the supply of such components. Furthermore, the components used for the Company's fibre channel products are based on an emerging technology and may not be available with the performance characteristics and in the quantities required by the Company. As the Company typically attempts to maintain less than 90 days supply of such components, there can be no assurance that the components will be available to meet the Company's future requirements at favorable prices, if at all. The Company also relies on third party suppliers for some of the software incorporated in some of the Company's products. These software items are not generally readily available from alternate sources. The Company's future inability to obtain components or software or to redesign its products to accept alternatives, in a timely manner, would materially adversely affect the Company's business and financial condition. In addition, any significant increase in prices or inability to ship products due to a lack of components or software could adversely affect the Company's business, results of operations, financial condition and/or liquidity.

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

Risks Associated with International Operations and Regulatory Standards

For the quarter ended September 28, 1997, sales in the United States, Europe and in the Pacific Rim countries accounted for 75 percent, 20 percent and 5 percent of the Company's net revenues, respectively. The Company expects that sales in the United States and Europe will continue to account for the substantial majority of the Company's revenues for the foreseeable future. There can be no assurance that the Company will achieve significant penetration in other markets.

All of the Company's sales are currently denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies would make the Company's products more expensive and therefore potentially less competitive in those markets. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, cost and risks of localizing products for foreign countries, longer accounts receivable payment cycles, potentially adverse tax consequences, repatriation of earning and the burdens of complying with a wide variety of foreign laws. In addition, revenues of the Company earned in various countries where the Company does business may be subject to taxation by more than one jurisdiction, thereby adversely affecting the Company's earnings. There can be no assurance that such factors will not have an adverse effect on the Company's future international sales and consequently, the Company's business, results of operations, financial condition and/or liquidity.

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

The Company's current Puerto Rico tax exemption grants for property and municipal license tax and for income and tollgate tax expire at the end of calendar years 1997 and 1999, respectively. The Company is currently negotiating with the Puerto Rican government to extend these exemption grants through 2007. Although there can be no assurance, the Company believes it will negotiate a renewal of these exemption grants with terms and conditions which are not materially different from the Company's current exemption grants. However, if the Company is unable to obtain a renewal of these exemption grants or if the terms and conditions are materially less favorable than those currently in effect, the Company's business, results of operations, financial condition and/or liquidity would be materially adversely affected.

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

        (a)  Exhibit 27.1 -- Financial Data Schedule

        (b) The registrant has not filed any reports on Form 8-K during the period for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 11, 1997



                                          EMULEX CORPORATION



                                          By: /s/ PAUL F. FOLINO
                                          --------------------------------------
                                                  Paul F. Folino
                                                  President and Chief
                                                  Executive Officer


                                          By: /s/ MICHAEL J. ROCKENBACH
                                              ----------------------------------
                                                  Michael J. Rockenbach
                                                  Vice President Finance and
                                                  Acting Chief Financial Officer
                                                  (Principal Financial & Chief
                                                  Accounting Officer)

                                 EXHIBIT INDEX


          Exhibit
          Number         Description
          -------        -----------
            27.1         Financial Data Schedule