Form 10-Q
period 1997-12-28
EMULEX CORP /DE/
filed 1998-02-11
CIK 350917

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

        FOR THE QUARTERLY PERIOD ENDED DECEMBER 28, 1997

                                       OR

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                           COMMISSION FILE NO. 0-11007



                               EMULEX CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   DELAWARE                                       51-0300558
       ---------------------------------                     ------------------
         (State or other jurisdiction                          (I.R.S Employer
       of incorporation or organization)                     Identification No.)

            3535 HARBOR BOULEVARD
            COSTA MESA, CALIFORNIA                                  92626
   ----------------------------------------                       ----------
   (Address of principal executive offices)                       (Zip Code)


                                 (714) 662-5600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                              --------------------


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

As of February 4, 1998, the registrant had 6,132,086 shares of common stock outstanding.

================================================================================

                       EMULEX CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                           PAGE
                                                                           ----
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
            December 28, 1997 and June 29, 1997                              2

         Condensed Consolidated Statements of Operations
            Three and six months ended December 28, 1997
            and December 29, 1996                                            3

         Condensed Consolidated Statements of Cash Flows
            Six months ended December 28, 1997
            and December 29, 1996                                            4

         Notes to Condensed Consolidated Financial Statements                5

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    7


Part II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                17

Item 6.  Exhibits and Reports on Form 8-K                                   17

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       EMULEX CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)
                                   (unaudited)


                                                             December 28,           June 29,
                                                                 1997                1997
                                                             ------------          ---------
ASSETS
  Current assets:
  Cash and cash equivalents                                    $  1,704             $   484
  Accounts and notes receivable, net                             12,156              14,785
  Inventories, net                                               14,852              12,713
  Prepaid expenses                                                1,260               1,066
  Income taxes receivable                                           134                 280
                                                                -------             -------
      Total current assets                                       30,106              29,328

Property, plant and equipment, net                                6,608               6,961
Prepaid expenses and other assets                                   797                 886
                                                                -------             -------
                                                                $37,511             $37,175
                                                                =======             =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of capitalized lease obligations         $    70             $   125
  Accounts payable                                                4,072               4,294
  Accrued liabilities                                             4,981               6,120
  Deferred income taxes                                             139                 320
                                                                -------             -------
      Total current liabilities                                   9,262              10,859

Capitalized lease obligations, excluding current installments        46                  79
Deferred revenue                                                     --                   6
Deferred income taxes                                             2,052               1,955
                                                                -------             -------

                                                                 11,360              12,899
                                                                -------             -------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.01 par value; 1,000,000 shares
       authorized (150,000 shares designated as Series A
       Junior Participating Preferred Stock); none issued
       and outstanding                                               --                  --
   Common stock, $0.20 par value; 20,000,000 shares
       authorized; 6,131,109 and 6,100,546 issued and
       outstanding at December 28, 1997 and June 29,
       1997, respectively                                         1,226               1,220
   Additional paid-in capital                                     7,435               7,283
   Retained earnings                                             17,490              15,773
                                                                -------             -------

      Total stockholders' equity                                 26,151              24,276
                                                                -------             -------

                                                                $37,511             $37,175
                                                                =======             =======


     See accompanying notes to condensed consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)


                                                 Three Months Ended           Six Months Ended
                                             --------------------------  --------------------------
                                             December 28,  December 29,  December 28,  December 29,
                                                 1997          1996          1997          1996
                                             ------------  ------------  ------------  ------------
Net revenues                                   $ 15,493      $ 16,058      $ 30,500      $ 32,010
Cost of sales                                     8,618        10,112        17,454        20,594
                                               --------      --------      --------      --------
   Gross profit                                   6,875         5,946        13,046        11,416

Operating expenses:
   Engineering and development                    2,803         2,201         5,196         4,701
   Selling and marketing                          1,985         1,935         3,999         4,014
   General and administrative                     1,116         1,189         2,217         2,432
   Consolidation charges                             --            --            --         1,280
                                               --------      --------      --------      --------
     Total operating expenses                     5,904         5,325        11,412        12,427
                                               --------      --------      --------      --------

     Operating income (loss)                        971           621         1,634        (1,011)

Nonoperating income (expense)                        51           (80)           65           126
                                               --------      --------      --------      --------

     Income (loss) before income taxes            1,022           541         1,699          (885)

Income tax provision (benefit)                      (86)           54           (18)         (431)
                                               --------      --------      --------      --------

     Net income (loss)                         $  1,108      $    487      $  1,717      $   (454)
                                               ========      ========      ========      ========


Basic earnings (loss) per common share         $   0.18      $   0.08      $   0.28      $  (0.08)
                                               ========      ========      ========      ========

Diluted earnings (loss) per share              $   0.18      $   0.08      $   0.27      $  (0.08)
                                               ========      ========      ========      ========

Common shares used in the calculations
   of basic earnings (loss) per share             6,118         6,030         6,110         6,014
                                               ========      ========      ========      ========

Shares used in the calculations of diluted
   earnings (loss) per share                      6,330         6,300         6,321         6,014
                                               ========      ========      ========      ========


     See accompanying notes to condensed consolidated financial statements.

                      EMULEX CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (unaudited)

                                                                             Six Months Ended
                                                                       ----------------------------
                                                                       December 28,    December 29,
                                                                           1997            1996
                                                                       ------------    ------------
Cash flows from operating activities:
------------------------------------
Net income (loss)                                                         $ 1,717         $  (454)
  Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
     Depreciation and amortization                                          1,216           1,396
     Loss on disposal of property, plant and equipment                         97              74
     Provision for doubtful accounts                                           60              64

  Changes in assets and liabilities:
     Accounts receivable                                                    2,569          (1,047)
     Inventories                                                           (2,139)          3,291
     Income tax receivable                                                    146             (81)
     Prepaid expenses and other assets                                       (190)             25
     Accounts payable                                                        (222)         (3,701)
     Accrued liabilities                                                   (1,139)         (1,249)
     Deferred income taxes                                                      1             (17)
     Deferred revenue                                                          (6)             --
                                                                          -------         -------
  Net cash provided by (used in) operating activities                       2,110          (1,699)
                                                                          -------         -------
Cash flows from investing activities:
------------------------------------
Net proceeds from sale of property, plant and equipment                        --               1
Additions to property, plant and equipment                                   (960)         (1,073)
                                                                          -------         -------
  Net cash used in investing activities                                      (960)         (1,072)
                                                                          -------         -------
Cash flows from financing activities:
------------------------------------
Principal payments under capital leases                                       (88)           (152)
Proceeds from note payable to bank, net                                        --           1,000
Proceeds from issuance of common stock                                        158             288
                                                                          -------         -------
     Net cash provided by financing activities                                 70           1,136
                                                                          -------         -------
Net increase (decrease) in cash and cash equivalents                        1,220          (1,635)
Cash and cash equivalents at beginning of period                              484           1,635
                                                                          -------         -------
Cash and cash equivalents at end of period                                $ 1,704         $    --
                                                                          =======         =======
Supplemental disclosures:
------------------------
Cash paid during the period for:
  Interest                                                                $   140         $   110
  Income taxes                                                                 24              23


         See accompanying notes to condensed consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the financial position as of December 28, 1997 and June 29, 1997, and the results of operations for the three and six months ended December 28, 1997 and December 29, 1996 and the statements of cash flows for the six months then ended. Interim results for the three and six months ended December 28, 1997 are not necessarily indicative of the results that may be expected for the year ending June 28, 1998. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1997. References to dollar amounts are in thousands, except share data, unless otherwise specified.


2.   Inventories

     Inventories, net, are summarized as follows:

                                  December 28,          June 29,
                                     1997                 1997
                                  ------------          --------
           Raw materials            $ 6,551             $ 7,932
           Work-in-process            5,144               2,012
           Finished goods             3,157               2,769
                                    -------             -------
                                    $14,852             $12,713
                                    =======             =======


3.   Earnings (Loss) per Share

     Effective December 28, 1997, the Company adopted Statement of Financial Accounting Standards No. ("Statement") 128, "Earnings Per Share". In accordance with Statement 128, primary earnings per share have been replaced with basic earnings per share and fully diluted earnings per share have been replaced with diluted earnings per share which includes potentially dilutive securities such as outstanding stock options. Prior periods have been restated to conform to Statement 128; however, as the Company had a net loss for the six month period ended December 29, 1996, the basic loss per share is no different than the primary loss per share previously presented for that period.

     Basic earnings (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of outstanding stock options is reflected in diluted earnings per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted earnings
     (loss) per share:


                                                     Three Months Ended              Six Months Ended
                                                 ----------------------------  ----------------------------
                                                 December 28,    December 29,  December 28,    December 29,
                                                     1997           1996          1997            1996
                                                 ------------    ------------  ------------    ------------
Numerator:
    Net income (loss)                              $ 1,108        $   487        $ 1,717        $  (454)
                                                   =======        =======        =======        =======

Denominator:
    Denominator for basic earnings (loss)
      per share - weighted average shares
      outstanding                                    6,118          6,030          6,110          6,014

    Effect of dilutive securities:
      Dilutive options outstanding                     212            270            211             --
                                                   -------        -------        -------        -------

    Denominator for diluted earnings (loss)
      per share - adjusted weighted average
      shares                                         6,330          6,300          6,321          6,014
                                                   =======        =======        =======        =======

    Basic earnings (loss) per share                $  0.18        $  0.08        $  0.28        $ (0.08)
                                                   =======        =======        =======        =======

    Diluted earnings (loss) per share              $  0.18        $  0.08        $  0.27        $ (0.08)
                                                   =======        =======        =======        =======


Options to purchase 209,862 shares of common stock at prices in excess of $16.51 per share were outstanding at December 28, 1997, but were not included in the computation of diluted earnings per share for the three month period then ended. Furthermore, options to purchase 210,862 shares of common stock at prices in excess of $16.33 per share were outstanding at December 28, 1997, but were not included in the computation of diluted earnings per share for the six month period then ended. Additionally, options to purchase 208,018 shares of common stock at prices in excess of $16.67 per share were outstanding at December 29, 1996, but were not included in the computation of diluted earnings per share for the three month period then ended. These options were excluded from the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during the respective periods, and therefore, the effect would be antidilutive. As the Company had a net loss for the six month period ended December 29, 1996, all 793,543 outstanding stock options were excluded from the calculation of diluted loss per share, because the effect would have been antidilutive.

Part I. Item 2.

                       EMULEX CORPORATION AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                             (dollars in thousands)

FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, the discussions in this Form 10-Q in general may contain certain forward-looking statements. In addition, when used in this Form 10-Q, the words "projected", "anticipates", "believes", "expects" and similar expressions are intended to identify forward-looking statements. Actual future results could differ materially from those described in the forward-looking statements as a result of factors discussed in "Business Environment and Risk Factors" set forth herein, and in the Company's most recently filed Annual Report on Form 10-K. The Company cautions the reader, however, that these lists of risk factors may not be exhaustive. The Company expressly disclaims any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances.

COMPANY OVERVIEW

Emulex Corporation is a leading designer and manufacturer of high-performance network connectivity products including fibre channel, printer server and network access products. The Company's hardware and software-based networking solutions improve communication in computer networks and enhance data flow between computers and peripherals. The Company markets to original equipment manufacturers ("OEMs") and end users through its own worldwide selling organizations, as well as two-tier distribution partners.

RESULTS OF OPERATIONS

The following table sets forth the percentage of net revenues represented by selected items from the unaudited Condensed Consolidated Statements of Operations. This table should be read in conjunction with the unaudited Condensed Consolidated Financial Statements included elsewhere herein.


                                             Percentage of Net Revenues     Percentage of Net Revenues
                                             For the Three Months Ended      For the Six Months Ended
                                             ---------------------------    ---------------------------
                                             December 28,   December 29,    December 28,   December 29,
                                                 1997            1996           1997          1996
                                             ------------   ------------    ------------   -----------
Net revenues                                     100.0%         100.0%         100.0%        100.0%
Cost of sales                                     55.6           63.0           57.2          64.3
                                                 -----          -----          -----         -----
    Gross profit                                  44.4           37.0           42.8          35.7

Operating expenses:
  Engineering and development                     18.1           13.7           17.0          14.7
  Selling and marketing                           12.8           12.0           13.1          12.5
  General and administrative                       7.2            7.4            7.3           7.6
  Consolidation charges                             --             --             --           4.0
                                                 -----          -----          -----         -----
      Total operating expenses                    38.1           33.1           37.4          38.8
                                                 -----          -----          -----         -----

      Operating income (loss)                      6.3            3.9            5.4          (3.1)

Nonoperating income (expense)                      0.3           (0.5)           0.2           0.4
                                                 -----          -----          -----         -----

      Income (loss) before income taxes            6.6            3.4            5.6          (2.7)

Income tax provision (benefit)                    (0.6)           0.4             --          (1.3)
                                                 -----          -----          -----         -----

      Net income (loss)                            7.2%           3.0%           5.6%         (1.4)%
                                                 =====          =====          =====         =====

NET REVENUES

Net revenues for the three and six month periods ended December 28, 1997 were $15,493 and $30,500, respectively, compared to $16,058 and $32,010, respectively, for the same periods of the prior fiscal year. These amounts represent a decrease in net revenues of $565, or 4 percent, for the three month period and $1,510, or 5 percent, for the six month period from the comparable periods of fiscal 1997. These decreases in net revenues were primarily the result of reductions in distribution net revenues of $1,785, or 30 percent, for the three month period and $3,222, or 28 percent, for the six month period compared to the prior fiscal year. A significant portion of these decreases in distribution sales was offset by increases in net revenues from sales to OEMs of $1,606, or 17 percent, for the three month period and $2,033, or 11 percent, for the six month period. The Company's net revenues from sales to end users also decreased by $386 for the three month period and $321 for the six month period compared to fiscal 1997.

From a product line perspective, net revenues from the Company's fibre channel product line increased $2,827, or 137 percent, for the three month period and $6,816, or 209 percent, for the six month period ended December 28, 1997, compared to the same periods of the prior fiscal year as OEMs in this emerging market have begun to take volume shipments. The Company expects that future revenue from this product line will be a function of both continued demand from OEMs which are currently shipping fibre channel product, as well as launches of new fibre channel based systems by some of the Company's other OEMs. Net revenues from the Company's printer server product line decreased $1,689, or 22 percent, for the three month period and $4,306, or 27 percent, for the six month period of the current fiscal year versus the comparable periods of the prior fiscal year. These decreases in printer server revenues are primarily the result of lower distribution sales which the Company believes are principally the result of a combination of lower average selling price and decreased demand for after-market solutions, as more OEMs are shipping network-ready printers. The Company also experienced lower shipments of printer server products to two major OEMs during the first quarter of fiscal 1998 which contributed to the decrease for the six month period. Net revenues from Emulex's network access products decreased $1,541, or 27 percent, for the three month period and $3,064, or 27 percent, for the six month period of fiscal 1998 compared to fiscal 1997. These decreases in network access net revenues are primarily due to decreased shipments to Reuters, as the current project with the Company approaches end of life, and the maturation of certain of the Company's network access products. Net revenues from other miscellaneous product lines decreased $162 and $956 for the three and six month periods ended December 28, 1997, respectively, compared to the prior fiscal year. The first quarter of the prior fiscal year included end-of-life sales of an OEM storage product in net revenues from other miscellaneous product lines.

Although Fibre Channel represented 32 percent of net revenues for the three month period and 33 percent for the six month period ended December 28, 1997, the market is an emerging technology and there can be no assurance that the Company's products will adequately meet the requirements of the market, or achieve market acceptance. Because the Company's fibre channel products are designed to provide both an input/output and a networking connection between computers and storage devices, the future revenues of the fibre channel product line depend on the availability of other fibre channel products not manufactured or sold by the Company. Furthermore, the Company's fibre channel products are dependent upon components supplied by third parties for this emerging technology and there can be no assurance that these components will be available at the competitive price and in the quantities desired, or if available, will function as needed.

GROSS PROFIT

For the three and six month periods ended December 28, 1997, gross profit increased by $929, or 16 percent, to $6,875 and by $1,630, or 14 percent, to $13,046, respectively. Gross profit as a percentage of net revenues increased to 44 percent for the quarter compared to 37 percent in the comparable quarter of last fiscal year. For the six month period, gross profit as a percentage of net revenues increased to 43 percent from 36 percent in the comparable period of fiscal 1997. The improvement in gross profit is primarily due to a product mix that contained a greater percentage of higher margin products and continued improvement in manufacturing efficiencies for the six month period of fiscal 1998 compared to the same period of the prior fiscal year.

OPERATING EXPENSES

Operating expenses for the quarter ended December 28, 1997 increased by $579, or 11 percent, from the comparable quarter a year earlier. For the first six months of fiscal 1998, operating expenses decreased by $1,015, or 8 percent, compared to the same period of fiscal 1997. Included in the six month period of fiscal 1997 were consolidation charges of $1,280 recognized during the first quarter of fiscal 1997. Excluding these charges, operating expenses increased $265, or 2 percent, for the six month period ended December 29, 1997 from the comparable six month period of fiscal 1997. A substantial portion of the increased operating expenses was due to an increase in engineering and development expenses of $602, or 27 percent, and $495, or 11 percent, for the three and six month periods, respectively, compared to the corresponding periods of the prior fiscal year as the Company expanded its fibre channel development efforts. Additionally, selling and marketing expenses increased $50 and decreased $15 for the three and six month periods, respectively, of fiscal 1998 compared to fiscal 1997. These increases in operating expenses were partially offset by declines in general and administrative expenses in comparison to a year earlier by $73, or 6 percent, for the three month period and by $215, or 9 percent, for the six month period.

NONOPERATING INCOME (EXPENSE)

Nonoperating income (expense) for the three month period ended December 28, 1997 increased by $131 to $51 compared to the same period of the prior fiscal year. The quarter ended December 28, 1997 included a higher level of interest income and a lower level of interest expense associated with the Company's improved cash position, as well as a $37 gain related to the sale of certain property in Puerto Rico. Nonoperating income for the six month period ended December 28, 1997 was $65, a decrease of $61 from the same period of the prior fiscal year. The prior year's six month period included $238 of interest income associated with prior years' tax returns. Excluding this nonrecurring interest income from the prior year, nonoperating income increased $177. This increase resulted from the gain on the sale of certain property by the Company's Puerto Rican subsidiary, a small currency exchange gain, a higher level of interest income and a lower level of interest expense.

INCOME TAXES

The Company's current Puerto Rican tax exemption grants for property and municipal license tax expired at the end of calendar year 1997. Furthermore, the Company's current Puerto Rican tax exemption grant for income and tollgate tax expires at the end of calendar year 1999. The Company is currently negotiating with the Puerto Rican government to extend these exemption grants through 2007, and the Company is able to continue to operate under the terms of the old grants pending the resolution of the negotiations with the Puerto Rican government. Although there can be no assurance, the Company believes it will negotiate a renewal of these exemption grants with terms and conditions which are not materially different from the Company's current exemption grants. However, if the Company is unable to obtain a renewal of these exemption grants or if the terms and conditions are materially less favorable than those currently in effect, the Company's business, results of operations, financial condition and/or liquidity would be materially adversely affected.

The Company is currently undergoing an examination by the California Franchise Tax Board for the Company's California income tax returns for years 1989, 1990 and 1991. In addition, the Company is also currently undergoing an examination by the Internal Revenue Service related to the Company's Puerto Rican subsidiary's 1995 U.S. tax return. The Company does not anticipate that these examinations will be resolved this fiscal year. Furthermore, in the opinion of management, the outcome of these examinations will not have a material adverse effect on the Company's consolidated financial position.

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

The Company's cash and cash equivalents increased $1,220 to $1,704 during the six month period ended December 28, 1997. Operating activities, which include changes in working capital balances, provided $2,110 of cash and cash equivalents compared to using $1,699 in the six month period of the prior fiscal year. Investing activities, which were limited to the acquisition and disposition of property, plant and equipment, used $960 of cash and cash equivalents in the current six month period compared to using $1,072 in the comparable period of fiscal 1997. Net financing activities, which were limited to payments under capital lease obligations, proceeds from a note payable to a bank and proceeds from the exercise of employee stock options, provided $70 of cash and cash equivalents during the six month period of fiscal 1998 compared to providing $1,136 of cash and cash equivalents for the same period of fiscal 1997.

In addition to its cash balances, the Company has a line of credit of up to $10,000 with Silicon Valley Bank which is available through September 1998, unless extended by the parties. At the end of the second quarter of fiscal 1998, there were no borrowings outstanding under the line of credit. Under the terms of the line of credit, the Company has granted Silicon Valley Bank a security interest in its accounts receivable, inventories, equipment and other property. The line of credit with Silicon Valley Bank requires the Company to satisfy certain financial and other covenants and conditions, including prescribed levels of tangible net worth, profitability and liquidity. In the event the Company fails to comply with any financial or other covenant in its loan agreement with Silicon Valley Bank, the line of credit could become unavailable to the Company. In addition, after borrowings have been made under the line of credit, a failure to continue to satisfy such covenants in the future would constitute an event of default, giving rise to the various remedies available to a secured lender. As of December 28, 1997, the Company was in compliance with all the covenants of the line of credit; however, there can be no assurance that the Company will continue to satisfy the financial and other covenants and conditions of the line of credit or that the line of credit will continue to be available to meet the Company's liquidity requirements. The Company anticipates that borrowings under the line of credit may be required periodically during the next nine months.

The Company believes that its existing cash balances, facilities and equipment leases, anticipated cash flows from operating activities and available borrowings under its line of credit will be sufficient to support its working capital needs and capital expenditure requirements for the next twelve months. However, the Company has periodically experienced reductions in revenue levels, significant losses from operations and large fluctuations in the timing of significant customer orders on a quarterly basis. The Company's ability to meet its future liquidity requirements is dependent upon its ability to operate profitably or, in the absence thereof, to borrow on its line of credit and to arrange additional financing. If the Company were to experience losses at the rate experienced in fiscal 1996 and the first quarter of fiscal 1997, additional debt or equity financing would be required within three to nine months. There can be no assurances that revenues will remain at current levels or improve or that the Company would be profitable at such revenue levels. In addition, there can be no assurances that the Company may not be required to utilize its line of credit even during profitable periods for various reasons including, but not limited to, the timing of component purchases and/or customer orders and shipments. Furthermore, there can be no assurance that future requirements to fund operations will not require the Company to borrow on its line of credit again or seek additional financing, or that such line of credit or additional financing will be available on terms favorable to the Company and its stockholders, or at all.

BUSINESS ENVIRONMENT AND RISK FACTORS

HISTORY OF LOSSES; FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

The Company incurred net losses of $9,288 in fiscal 1996 and $941 in the first quarter of fiscal 1997. While the Company generated net income for the year ended June 29, 1997 and for the first two quarters of fiscal 1998, there can be no assurances that revenues will remain at current levels or improve or that the Company would be profitable at such revenue levels.

The Company's revenues and results of operations have varied on a quarterly basis in the past and there can be no assurances that the Company's revenues and results of operations will not vary significantly in the future. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. The Company's revenue and results of operations are difficult to forecast and could be adversely affected by many factors, including, among others, the size, timing and terms of individual transactions; the relatively long sales and deployment cycles for the Company's products, particularly through its OEM channel; changes in the Company's operating expenses; the ability of the Company to develop and market new products; market acceptance of new products, particularly in the fibre channel market; timing of introduction or enhancement of products by the Company, its OEMs or its competitors; the level of product and price competition; the ability of the Company to expand its OEM and distributor relationships; activities of and acquisitions by competitors; changes in printer server, network access and fibre channel technology and industry standards; changes in the mix of products sold, since the Company's network access and fibre channel host adapter products typically have higher margins than the Company's printer server and fibre channel hub products; changes in the mix of channels through which products are sold; levels of international sales; seasonality, since the Company typically experiences lower demand for its products in Europe in the first fiscal quarter; personnel changes; changes in customer budgeting cycles; foreign currency exchange rates; and general economic conditions. As a result of the foregoing or other factors in some future period, the Company's results of operations, financial condition and/or liquidity could fail to meet the expectations of public market analysts or investors, and the price of the Company's common stock could be materially adversely affected.

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

Reliance on OEMs, Distributors and Key Customers

In the second quarter of fiscal 1998, the Company derived approximately 26 percent of its revenue from distributors and 71 percent from OEMs. For the first six months of fiscal 1998, the Company derived approximately 27 percent of its revenue from distributors and 69 percent from OEMs. The Company's agreements with distributors and OEMs are typically non-exclusive and in many cases may be terminated by either party without cause, and many of the Company's distributors and OEMs carry competing product lines. There can be no assurance that the Company will retain its current OEMs or distributors or that it will be able to recruit additional or replacement OEMs or distributors. The loss of important distributors or OEMs would adversely affect the Company's business, results of operations, financial condition and/or liquidity. The Company negotiates individual agreements with the majority of its OEMs and distributors. Although these agreements are substantially standardized, due to the individual negotiations, variances do occur. Furthermore, some of these agreements may provide for discounts based on expected or actual volumes of products purchased or resold by the reseller in a given period and do not require minimum purchases. Certain of these agreements provide manufacturing rights and access to source code upon the occurrence of specified conditions or defaults. The Company expects that certain of its OEMs could in the future develop competitive products and, if they were to do so, they could decide to terminate their relationship with the Company. Any reduction or delay in sales of the Company's products by its OEMs or distributors could have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

Sequent Computer Systems and IBM Corporation accounted for 16 percent and 11 percent, respectively, of the Company's net revenues during the quarter ended December 28, 1997. Furthermore, the Company's top five customers accounted for 49 percent of fiscal 1998 second quarter net revenues. The Reuters project which accounted for approximately 7 percent of revenues in the quarter ended December 28, 1997, is expected to be completed by the end of fiscal 1998. After that time, revenues from Reuters will be dependent upon the extension of the existing project or the award of new design wins on future projects.

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

Concentration of OEM Customers

Historically, revenues from the Company's top OEM customers have accounted for a significant portion of net revenues. In the second quarter of fiscal 1998, the Company's top five OEM customers accounted for 49 percent of the Company's net revenues. Although the Company has attempted to expand its base of OEMs, there can be no assurance that its revenues in the future will not be similarly derived from a limited number of OEM customers. The Company's largest OEM customers vary to some extent from period to period as product cycles end, contractual relationships expire and new products and customers emerge. Many of the arrangements with the Company's OEMs are provided on a project-by-project basis, are terminable with limited or no notice, and, in certain instances, are not governed by long-term agreements. No assurance can be given as to the ability or willingness of any of the Company's OEMs to continue utilizing the Company's products and technology. The Company also is subject to a credit risk associated with the concentration of its accounts receivable from these OEMs. Any loss or significant decrease in the Company's current OEMs or any failure of the Company to replace its existing OEMs, or any delay in or failure to receive the payments due to the Company from such OEMs would have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

Dependence on Emerging Fibre Channel Market and Acceptance of Fibre Channel Standard

The Company has invested and continues to invest substantially in the engineering of products to address the fibre channel market, which is at an early stage of development, is rapidly evolving and is attracting an increasing number of market entrants. The Company's investment in fibre channel designs was over 70% of the Company's engineering and development expenditures for the quarter ended December 28, 1997. The Company's future success in the fibre channel market will depend to a significant degree upon broad market acceptance of fibre channel technology. Competing or alternative technologies, including Gigabit Ethernet, are being or are likely in the future to be promoted by current and potential competitors of the Company, some of which have well-established relationships with current and potential customers of the Company, extensive knowledge of the markets served by the Company, better name recognition and more extensive development, sales and marketing resources than the Company. The Company's success will be dependent in part on the ability of the Company's OEM customers, as well as the Company, to develop new products that provide the functionality, performance, speed and network connectivity demanded by the market at acceptable prices, and to convince end users to adopt fibre channel technology. While the Company has secured numerous design wins for its fibre channel products from its OEM customers, nearly all of these customers are currently developing systems that incorporate the Company's products, and only a limited number of OEM customers have shipped products that incorporate the Company's fibre channel products. To the extent these customers are unable to or otherwise do not deploy or ship systems that incorporate the Company's products, or if these systems are not commercially successful, this would have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity. The Company believes the fibre channel market will continue to expand, and that the Company's investment in the fibre channel market represents a significant portion of the Company's opportunities for revenue growth and profitability in the future. However, there can be no assurance that customers will choose the Company's technology for use, or that fibre channel products will gain market acceptance. If the fibre channel market fails to develop, develops more slowly than anticipated or attracts competitors, or if the Company's products do not achieve market acceptance, the Company's business, results of operations, financial condition and/or liquidity would be materially adversely affected.

Competition

The Company's products are targeted at the fibre channel, printer server and network access markets. The markets for the Company's products are highly competitive and are characterized by rapid technological advances, price erosion, frequent new product introductions and evolving industry standards. In the fibre channel market, the Company primarily competes against Adaptec, Hewlett-Packard, QLogic Corporation, Symbios Logic, Gadzoox Microsystems, Vixel and to a lesser extent against several smaller companies. In the printer server market, the Company competes directly against a number of smaller companies and indirectly against Hewlett-Packard and Lexmark, the two largest printer vendors, who primarily use their own internally developed printer servers. In the network access market, the Company competes against the numerous networking companies who offer network access solutions. The Company expects that other companies will enter its markets, particularly the new and evolving fibre channel market. Additionally, it is not uncommon, especially with an emerging technology, for OEMs to arrange second source agreements for their fibre channel requirements. Furthermore, the Company's OEM customers may in the future develop competitive products or purchase from the Company's competitors, and may then decide to terminate their relationships with the Company. The Company's current and potential competition consists of major domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources than the Company, as well as emerging companies attempting to obtain a share of the existing market. The Company's competitors continue to introduce products with improved price/performance characteristics, and the Company will have to do the same to remain competitive. Increased competition could result in significant price competition, reduced profit margins or loss of market share, any of which would have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity. There can be no assurance that the Company will be able to compete successfully against either current or potential competitors in the future.

Rapid Technological Change and New Product Development

The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards and frequent introductions of new products and enhancements. The Company believes that its future success will depend in large part on its ability to enhance its existing products and to introduce new products on a timely basis to meet changes in customer preferences, emerging technologies and evolving industry standards. There can be no assurance that the Company will be successful in developing, manufacturing and marketing new products or product enhancements that respond to technological changes or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or that its new products will adequately meet the requirements of the marketplace and achieve market acceptance. There can be no assurance that the Company will be able to develop or license from third parties the underlying core technologies necessary for new products and enhancements. A key element of the Company's strategy is the development of multiple ASICs to increase system performance and reduce manufacturing costs, thereby enhancing the price/performance of the Company's printer server and fibre channel products. There can be no assurance that the Company will be successful at developing and incorporating ASICs effectively and in a timely manner. Additionally, there can be no assurance that services, products or technologies developed by others will not render the Company's products or technologies uncompetitive or obsolete. If the Company is unable, for technological or other reasons, to develop new products or enhancements of existing products in a timely manner in response to changing market conditions or customer preferences, the Company's business, results of operations, financial condition and/or liquidity would be materially adversely affected.

Risks Associated with Product Development; Product Delays

The Company in the past has experienced delays in product development, and the Company may experience similar delays in the future. Prior delays have resulted from numerous factors such as changing OEM product specifications, difficulties in hiring and retaining necessary personnel, difficulties in reallocating engineering resources and other resource limitations, difficulties with independent contractors, changing market or competitive product requirements and unanticipated engineering complexity. In addition, the Company's software and hardware have in the past, and may in the future, contain undetected errors or failures that become evident upon product introduction or as product production volume increases. There can be no assurance, despite testing by the Company and its OEMs, that errors will not be found, that the Company will not experience development challenges resulting in unanticipated problems or delays in the acceptance of products by the Company's OEMs or shipment of the OEMs' products, or that the Company's new products and technology will meet performance specifications under all conditions or for all anticipated applications. Given the short product life cycles in the Company's product markets, any delay or unanticipated difficulty associated with new product introductions or product enhancements would have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

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

Reliance on Third Party Suppliers

The Company relies on third party suppliers who supply the components used in the Company's products. Most components are readily available from alternate sources. However, the unavailability of certain components from current suppliers, especially custom components fabricated for the Company, such as ASICs, could result in delays in the shipment of the Company's products, as well as additional expense associated with obtaining and qualifying a new supplier or redesigning the Company's product to accept more readily available components. In addition, certain key components used in the Company's products are available only from single sources and the Company does not have long-term contracts ensuring the supply of such components. Furthermore, the components used for the Company's fibre channel products are based on an emerging technology and may not be available with the performance characteristics and in the quantities required by the Company. As the Company typically attempts to maintain less than 90 days supply of such components, there can be no assurance that the components will be available to meet the Company's future requirements at favorable prices, if at all. The Company also relies on third party suppliers for some of the software incorporated in some of the Company's products. These software items are not generally readily available from alternate sources. The Company's future inability to ship product due to a lack of components or software or to redesign its products to accept alternatives, in a timely manner, or any resulting significant increase in prices would materially adversely affect the Company's business, results of operations, financial condition and/or liquidity.

Dependence on Key Personnel

The Company's success depends to a significant degree on the performance and continued service of its senior management and certain key employees. The Company's future success also depends upon its ability to attract, train and retain highly qualified technical, sales, marketing and managerial personnel. An increase in technical staff with experience in highspeed networking applications will be required as the Company further develops its fibre channel product line. Competition for such highly skilled employees with technical, management, marketing, sales, product development and other specialized skills is intense and there can be no assurance that the Company will be successful in recruiting and retaining such personnel. In addition, there can be no assurance that employees will not leave the Company and, after leaving, compete against the Company. The loss of key management, technical and sales personnel would have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

Risks Associated with International Operations and Regulatory Standards

For the quarter ended December 28, 1997, sales in the United States, Europe and the Pacific Rim countries accounted for 65 percent, 28 percent and 7 percent of the Company's net revenues, respectively. For the six month period ended December 28, 1997, sales in the United States, Europe and the Pacific Rim countries accounted for 70 percent, 24 percent and 6 percent of the Company's net revenues, respectively. The Company expects that sales in the United States and Europe will continue to account for the substantial majority of the Company's revenues for the foreseeable future. There can be no assurance that the Company will achieve significant penetration in other markets.

All of the Company's sales are currently denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies would make the Company's products more expensive and therefore potentially less competitive in those markets. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, cost and risks of localizing products for foreign countries, longer accounts receivable payment cycles, potentially adverse tax consequences, repatriation of earnings and the burdens of complying with a wide variety of foreign laws. In addition, revenues of the Company earned in various countries where the Company does business may be subject to taxation by more than one jurisdiction, thereby adversely affecting the Company's earnings. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and consequently, the Company's business, results of operations, financial condition and/or liquidity.

Risks Associated With Puerto Rican Manufacturing Facility

The Company's primary manufacturing operation is located in Dorado, Puerto Rico, an area which is subject to hurricanes at certain times of the year. Damage to this facility or an interruption in the ability to receive components or ship products to its customers would have a material adverse impact on the Company's business, results of operations, financial condition and/or liquidity. In addition, the economic viability of the Company's Puerto Rican manufacturing facility depends in great part upon the availability of favorable tax treatment for such operations under current tax laws. Recent changes, unless amended, resulting from the Small Business Protection Act of 1996 will limit the Company's favorable U.S. tax treatment related to the Company's Puerto Rican operations beginning in fiscal year 2002. Furthermore, such laws are subject to change and may be limited or phased-out by Congress at any time.

The Company's current Puerto Rican tax exemption grants for property and municipal license tax expired at the end of calendar year 1997. Furthermore, the Company's current Puerto Rican tax exemption grant for income and tollgate tax expires at the end of calendar year 1999. The Company is currently negotiating with the Puerto Rican government to extend these exemption grants through 2007, and the Company is able to continue to operate under the terms of the old grants pending the resolution of the negotiations with the Puerto Rican government. Although there can be no assurance, the Company believes it will negotiate a renewal of these exemption grants with terms and conditions which are not materially different from the Company's current exemption grants. However, if the Company is unable to obtain a renewal of these exemption grants or if the terms and conditions are materially less favorable than those currently in effect, the Company's business, results of operations, financial condition and/or liquidity would be materially adversely affected.

Dependence on Proprietary Technology

Although the Company believes that its continued success will depend primarily on continuing innovation, sales, marketing and technical expertise and the quality of product support and customer relations, the Company's success is dependent in part on the proprietary technology contained in its products. The Company currently relies on a combination of patents, copyrights, trademarks, trade secret laws and contractual provisions to establish and protect proprietary rights in its products. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation or independent third party development of its technology. Although the Company believes that its products and technology do not infringe proprietary rights of others, there can be no assurance that third parties will not assert infringement claims or that the Company will not be required to obtain licenses of third party technology. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. No assurance can be given that any necessary licenses will be available or that if available, such licenses can be obtained on commercially reasonable terms. The failure to obtain such royalty or licensing agreements on a timely basis and on commercially reasonable terms would have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

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

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the Company was held on November 20, 1997. There were 6,107,993 shares of the Company's common stock issued, outstanding and entitled to vote at the meeting as of the record date, October 6, 1997. Proxies representing 5,826,904 common shares were received and tabulated. The following members were elected to the Company's Board of Directors to hold office for the ensuing year:

Nominee                             In Favor           Withheld
-------                             ---------          --------
Fred B. Cox                         5,751,179           75,725
Paul F. Folino                      5,750,979           75,925
Michael P. Downey                   5,750,479           76,425
Robert H. Goon                      5,750,779           76,125
Don M. Lyle                         5,750,879           76,025

Furthermore, the stockholders of the Company approved an amendment of the Company's Employee Stock Option Plan which increased the number of shares covered by that plan by 200,000 shares. The amendment was approved with 5,228,038 shares voting for approval, 232,935 shares voting against approval, 35,415 shares abstaining and 330,516 non-voted shares.

The stockholders of the Company also approved the 1997 Stock Option Plan for Non-Employee Directors which allows for a maximum of 100,000 shares of common stock of the Company to be issued pursuant to exercise of stock options granted under this plan to directors who are not employees of the Company or any of its subsidiaries. The 1997 Stock Option Plan for Non-Employee Directors was approved with 4,984,207 shares voting for approval, 467,821 shares voting against approval, 44,360 shares abstaining and 330,516 non-voted shares.

In addition, the stockholders of the Company ratified the selection of KPMG Peat Marwick LLP as the Company's independent public accountants for fiscal year 1998. The number of shares voted for ratification was 5,780,284. The number of shares voted against ratification was 22,050. The number of shares abstaining was 24,570.

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


Date: February 9, 1998


                                             EMULEX CORPORATION



                                             By: /s/ Paul F. Folino
                                                 -------------------------------
                                                 Paul F. Folino
                                                 President and Chief Executive
                                                 Officer


                                             By: /s/ Michael J. Rockenbach
                                                 -------------------------------
                                                 Michael J. Rockenbach
                                                 Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial & Chief
                                                 Accounting Officer)

                                INDEX TO EXHIBIT

EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
  27.1           Financial Data Schedule