Form 10-Q
period 1998-03-29
EMULEX CORP /DE/
filed 1998-05-13
CIK 350917

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                              ---------------------

(Mark One)

   [X]       Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

As of May 7, 1998, the registrant had 6,132,641 shares of common stock outstanding.


================================================================================

                       EMULEX CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                            PAGE
                                                                            ----

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
   March 29, 1998 and June 29, 1997                                          2

Condensed Consolidated Statements of Operations
   Three and nine months ended March 29, 1998
   and March 30, 1997                                                        3

Condensed Consolidated Statements of Cash Flows
   Nine months ended March 29, 1998 and March 30, 1997                       4

Notes to Condensed Consolidated Financial Statements                         5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                       7


Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                   17

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       EMULEX CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)
                                   (unaudited)


                                                                                           March 29,        June 29,
Assets                                                                                       1998             1997
------                                                                                    -----------      -----------

Current assets:
   Cash and cash equivalents                                                              $     1,951      $       484
   Accounts and notes receivable, net                                                          13,142           14,785
   Inventories, net                                                                            11,350           12,713
   Prepaid expenses                                                                               560            1,066
   Income tax receivable                                                                          139              280
                                                                                          -----------      -----------
      Total current assets                                                                     27,142           29,328

Property, plant and equipment, net                                                              4,766            6,961
Intangibles, net                                                                                  250               --
Prepaid expenses and other assets                                                                 108              886
                                                                                          -----------      -----------
                                                                                          $    32,266      $    37,175
                                                                                          ===========      ===========
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Current installments of capitalized lease obligations                                  $        73      $       125
   Accounts payable                                                                             5,574            4,294
   Accrued liabilities                                                                          5,300            6,090
   Accrued consolidation charge                                                                 5,699               30
   Deferred income taxes                                                                          260              320
                                                                                          -----------      -----------
      Total current liabilities                                                                16,906           10,859

Capitalized lease obligations, excluding current installments                                      27               79
Deferred revenue                                                                                   --                6
Deferred income taxes                                                                           1,931            1,955
                                                                                          -----------      -----------

                                                                                               18,864           12,899
                                                                                          -----------      -----------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.01 par value; 1,000,000 shares authorized
       (150,000 shares designated as Series A Junior
       Participating Preferred Stock); none issued and outstanding                                 --               --
   Common stock, $0.20 par value; 20,000,000 shares authorized;
       6,132,583 and 6,100,546 issued and outstanding at
      March 29, 1998 and June 29, 1997, respectively                                            1,227            1,220
   Additional paid-in capital                                                                   7,440            7,283
   Retained earnings                                                                            4,735           15,773
                                                                                          -----------      -----------

      Total stockholders' equity                                                               13,402           24,276
                                                                                          -----------      -----------

                                                                                          $    32,266      $    37,175
                                                                                          ===========      ===========


See accompanying notes to condensed consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)


                                                                Three Months Ended                     Nine Months Ended
                                                          ------------------------------        ------------------------------
                                                           March 29,          March 30,          March 29,          March 30,
                                                              1998               1997               1998               1997
                                                          -----------        -----------        -----------        -----------

Net revenues                                              $    15,019        $    17,011        $    45,519        $    49,021
Cost of sales                                                  10,816             10,012             28,270             30,606
                                                          -----------        -----------        -----------        -----------
   Gross profit                                                 4,203              6,999             17,249             18,415

Operating expenses:
   Engineering and development                                  2,918              2,640              8,114              7,341
   Selling and marketing                                        1,890              1,896              5,889              5,910
   General and administrative                                   1,135              1,138              3,352              3,570
   Consolidation charge                                        10,993                 --             10,993              1,280
                                                          -----------        -----------        -----------        -----------
        Total operating expenses                               16,936              5,674             28,348             18,101
                                                          -----------        -----------        -----------        -----------

     Operating income (loss)                                  (12,733)             1,325            (11,099)               314

Nonoperating income (expense)                                     (11)               (99)                54                 27
                                                          -----------        -----------        -----------        -----------

     Income (loss) before income taxes                        (12,744)             1,226            (11,045)               341

Income tax provision (benefit)                                     11                123                 (7)              (308)
                                                          -----------        -----------        -----------        -----------

     Net income (loss)                                    $   (12,755)       $     1,103        $   (11,038)       $       649
                                                          ===========        ===========        ===========        ===========

Earnings (loss) per share:
    Basic                                                 $     (2.08)       $      0.18        $     (1.80)       $      0.11
                                                          ===========        ===========        ===========        ===========
    Diluted                                               $     (2.08)       $      0.18        $     (1.80)       $      0.10
                                                          ===========        ===========        ===========        ===========

Number of shares used in per share computations:
    Basic                                                       6,132              6,061              6,118              6,030
                                                          ===========        ===========        ===========        ===========
    Diluted                                                     6,132              6,298              6,118              6,284
                                                          ===========        ===========        ===========        ===========


See accompanying notes to condensed consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)



                                                                   Nine Months Ended
                                                                ----------------------
                                                                March 29,      March 30,
                                                                  1998           1997
                                                                --------       -------
Cash flows from operating activities:
Net income (loss)                                               $(11,038)      $   649
   Adjustments to reconcile net income (loss)  to net cash
    provided by operating activities:
      Depreciation, amortization and impairment                    2,904         2,028
      Loss on disposal of property, plant and equipment              427            56
      Provision for doubtful accounts                                 91            97

   Changes in assets and liabilities:
      Accounts receivable                                          1,552        (1,052)
      Inventories                                                  1,363         2,803
      Prepaid expenses                                             1,194             1
      Income tax receivable                                          141            33
      Other assets                                                     5            57
      Accounts payable                                             1,280        (4,290)
      Accrued liabilities                                           (790)         (529)
      Accrued consolidation charge                                 5,669           130
      Deferred revenue                                                (6)          130
      Deferred income taxes                                            1           (38)
                                                                --------       -------
   Net cash provided by operating activities                       2,793            75
                                                                --------       -------
Cash flows from investing activities:
Net proceeds from sale of property, plant and equipment               --            58
Additions to property, plant and equipment                        (1,136)       (1,533)
Additions to intangibles                                            (250)           --
                                                                --------       -------
   Net cash used in investing activities                          (1,386)       (1,475)
                                                                --------       -------
Cash flows from financing activities:
Principal payments under capital leases                             (104)         (207)
Proceeds from note payable to bank, net                               --           500
Proceeds from issuance of common stock                               164           468
                                                                --------       -------
   Net cash provided by financing activities                          60           761
                                                                --------       -------

Net increase (decrease) in cash and cash equivalents               1,467          (639)

Cash and cash equivalents at beginning of period                     484         1,635
                                                                --------       -------
Cash and cash equivalents at end of period                      $  1,951       $   996
                                                                ========       =======

Supplemental disclosures:
Cash paid during the period for:
     Interest                                                   $    164       $   168
     Income taxes                                                     38            32

     See accompanying notes to condensed consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the financial position as of March 29, 1998, and June 29, 1997, and the results of operations for the three and nine months ended March 29, 1998, and March 30, 1997, and the statements of cash flows for the nine months then ended. Interim results for the three and nine months ended March 29, 1998, are not necessarily indicative of the results that may be expected for the year ending June 28, 1998. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1997. References to dollar amounts are in thousands, except share data, unless otherwise specified.


2.   Inventories

     Inventories, net, are summarized as follows:

                                             March 29,         June 29,
                                                1998             1997
                                              -------          -------
          Raw materials                       $ 5,603          $ 7,932
          Work-in-process                       4,501            2,012
          Finished goods                        1,246            2,769
                                              -------          -------

                                              $11,350          $12,713
                                              =======          =======


3.   Earnings (Loss) per Share

     Effective December 28, 1997, the Company adopted Statement of Financial Accounting Standards No. ("Statement") 128, "Earnings Per Share". In accordance with Statement 128, primary earnings per share have been replaced with basic earnings per share and fully diluted earnings per share have been replaced with diluted earnings per share which includes potentially dilutive securities such as outstanding stock options. Prior periods have been restated to conform to Statement 128.

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

                                                        Three Months Ended        Nine Months Ended
                                                      ---------------------     ---------------------
                                                      March 29,     March 30,   March 29,     March 30,
                                                        1998          1997        1998          1997
                                                      ---------      ------     ---------      ------
Numerator:
    Net income (loss)                                 $ (12,755)     $1,103     $ (11,038)     $  649
                                                      =========      ======     =========      ======
Denominator:
    Denominator for basic earnings (loss) per
      share - weighted average shares outstanding         6,132       6,061         6,118       6,030

    Effect of dilutive securities:
      Dilutive options outstanding                           --         237            --         254
                                                      ---------      ------     ---------      ------
    Denominator for diluted earnings (loss) per
      share - adjusted weighted average shares            6,132       6,298         6,118       6,284
                                                      =========      ======     =========      ======

Basic earnings (loss) per share                       $   (2.08)     $ 0.18     $   (1.80)     $ 0.11
                                                      =========      ======     =========      ======

Diluted earnings (loss) per share                     $   (2.08)     $ 0.18     $   (1.80)     $ 0.10
                                                      =========      ======     =========      ======



     As the Company had a net loss for the three and nine month periods ended March 29, 1998, all 963,791 outstanding stock options were excluded from the calculation of diluted loss per share, because the effect would have been antidilutive. Options to purchase 197,425 shares of common stock at prices in excess of $16.48 per share were outstanding at March 30, 1997, but were not included in the computation of diluted earnings per share for the three month period then ended. Furthermore, options to purchase 289,325 shares of common stock at prices in excess of $15.71 per share were outstanding at March 30, 1997, but were not included in the computation of diluted earnings per share for the nine month period then ended. These options were excluded from the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during the respective periods, and therefore, the effect would be antidilutive.

4.   Consolidation Charge

     On March 25, 1998, the Company announced plans to outsource the manufacturing of its product lines to K*TEC Electronics. In conjunction with this decision, the Company recorded a $10,993 consolidation charge during the third quarter of 1998. The consolidation charge primarily consists of accruals for costs expected to be incurred during the next three to six months as the Company completes this manufacturing transition. These charges include approximately $4,010 for severance and related costs, $1,370 for impairment of property, plant and equipment, $3,775 for reductions in inventory and prepaid expenses related to streamlining product offerings, $225 for equipment and office leases and $1,613 related to the closure of the company's Puerto Rico manufacturing facility and other miscellaneous costs. The Company anticipates a worldwide reduction of approximately 130 full-time employees, or 48% of the workforce, and 45 temporary workers in Puerto Rico. The majority of the headcount reduction is in the manufacturing area; however, selected reductions will also be made in other areas related to the streamlining of product offerings.

Part I.  Item 2.

                       EMULEX CORPORATION AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                             (dollars in thousands)

FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, the discussions in this Form 10-Q in general may contain certain forward-looking statements. In addition, when used in this Form 10-Q, the words "anticipates", "believes", "expects" and similar expressions are intended to identify forward-looking statements. Actual future results could differ materially from those described in the forward-looking statements as a result of factors discussed in "Business Environment and Risk Factors" set forth herein, and in the Company's most recently filed Annual Report on Form 10-K. The Company cautions the reader, however, that these lists of risk factors may not be exhaustive. The Company expressly disclaims any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances.

COMPANY OVERVIEW

Emulex Corporation is a leading designer of high-performance network connectivity products including fibre channel, printer server and network access products. The Company's hardware and software-based networking solutions improve communication in computer networks and enhance data flow between computers and peripherals. The Company markets to original equipment manufacturers ("OEMs") and end users through its own worldwide selling organizations, as well as two-tier distribution partners.

RESULTS OF OPERATIONS

The following table sets forth the percentage of net revenues represented by selected items from the unaudited Condensed Consolidated Statements of Operations. This table should be read in conjunction with the unaudited Condensed Consolidated Financial Statements included elsewhere herein.


                                            Percentage of Net Revenues  Percentage of Net Revenues
                                            For the Three Months Ended  For the Nine Months Ended
                                            --------------------------  --------------------------
                                              March 29,     March 30,     March 29,     March 30,
                                                1998          1997          1998          1997
                                              ---------     ---------     ---------     ---------
Net revenues                                    100.0%        100.0%        100.0%        100.0%
Cost of sales                                    72.0          58.9          62.1          62.4
                                                -----         -----         -----         -----
    Gross profit                                 28.0          41.1          37.9          37.6
Operating expenses:
  Engineering and development                    19.4          15.5          17.8          15.0
  Selling and marketing                          12.6          11.1          12.9          12.1
  General and administrative                      7.6           6.7           7.4           7.3
  Consolidation charge                           73.2          --            24.2           2.6
                                                -----         -----         -----         -----
      Total operating expenses                  112.8          33.3          62.3          37.0
                                                -----         -----         -----         -----
      Operating income (loss)                   (84.8)          7.8         (24.4)          0.6

Nonoperating income (expense)                    (0.1)         (0.6)          0.1           0.1
                                                -----         -----         -----         -----
      Income (loss) before income taxes         (84.9)          7.2         (24.3)          0.7

Income tax provision (benefit)                     --           0.7          (0.1)         (0.6)
                                                -----         -----         -----         -----
   Net income (loss)                            (84.9)%         6.5%        (24.2)%         1.3%
                                                =====         =====         =====         =====

NET REVENUES

Net revenues for the three and nine month periods ended March 29, 1998, were $15,019 and $45,519, respectively, compared to $17,011 and $49,021, respectively, for the same periods of the prior fiscal year. These amounts represent decreases in net revenues of $1,992, or 12 percent, for the three month period, and $3,502, or 7 percent, for the nine month period, from the comparable periods of fiscal 1997. These decreases in net revenues were principally the result of reductions in distribution net revenues of $911, or 22 percent, for the three month period and $4,133, or 26 percent, for the nine month period compared to the prior fiscal year. Net revenues from sales to OEMs for the three month period decreased by $786, or 6 percent, from the comparable period of the prior fiscal year. This decrease in OEM sales is primarily due to lower shipments to Reuters, as its current project with the Company approaches end of life, and was only partially offset by increases in shipments to other OEMs. For the nine month period, net revenues from sales to OEMs increased by $1,247, or 4 percent, from the comparable period of the prior fiscal year. The Company's net revenues from sales to end users also decreased by $295, or 38 percent, for the three month period and $616, or 26 percent, for the nine month period compared to the corresponding periods of fiscal 1997.

From a product line perspective, net revenues from the Company's fibre channel product line increased by $1,316, or 43 percent, to $4,378 for the three month period and increased by $8,132, or 129 percent, to $14,449 for the nine month period ended March 29, 1998, compared to the same periods of the prior fiscal year as OEMs in this emerging market have begun to take volume shipments. The Company expects that future revenue from this product line will be a function of continued demand from OEMs which are currently shipping fibre channel product, launches of new fibre channel based systems by some of the Company's other OEMs, achievement of additional design wins and increased distribution sales. Net revenues from the Company's printer server product line decreased by $356, or 5 percent, to $6,883 for the three month period and decreased by $4,662, or 20 percent, to $18,553 for the nine month period of fiscal 1998 from the comparable periods of fiscal 1997. These decreases in printer server revenues are primarily the result of lower distribution sales which the Company believes is principally the result of a combination of lower average selling price and decreased demand for after-market solutions, as more OEMs are shipping network-ready printers. The Company also experienced lower shipments of printer server products to two major OEMs during the first quarter of fiscal 1998 which contributed to the decrease for the nine month period. Net revenues from the Company's network access products decreased by $2,783, or 44 percent, to $3,501 for the three month period and decreased by $5,847, or 33 percent, to $11,683 for the nine month period of fiscal 1998 compared to the same period of the prior fiscal year. These decreases in network access net revenues are principally the result of lower shipments to Reuters, as discussed above, and the maturation of certain of the Company's network access products. Net revenues from other miscellaneous product lines decreased by $169, or 40 percent, to $257 for the three month period and by $1,125, or 57 percent, to $834 for the nine month period of fiscal 1998 compared to fiscal 1997. The first quarter of the prior fiscal year included end-of-life sales of an OEM storage product in net revenues from other miscellaneous product lines.

Although fibre channel sales represented 29 percent of revenues in the three month period and 32 percent for the nine month period ended March 29, 1998, the market is an emerging technology and there can be no assurance that the Company's products will adequately meet the requirements of the market or achieve market acceptance. Because the Company's fibre channel products are designed to provide both an input/output and a networking connection between computers and storage devices, the future revenues of the fibre channel product line depend on the availability of other fibre channel products not manufactured or sold by the Company. Furthermore, the Company's fibre channel products are dependent upon components supplied by third parties for this emerging technology and there can be no assurance that these components will be available at competitive prices and in the quantities desired or, if available, will function as needed.

GROSS PROFIT

For the three and nine month periods ended March 29, 1998, gross profit decreased by $2,796, or 40 percent, to $4,203, and by $1,166, or 6 percent, to $17,249, respectively, compared to the same periods of the prior fiscal year. In conjunction with the planned closure of its Puerto Rican manufacturing operations and transition to subcontracted manufacturing, during the three month period ended March 29, 1998, the Company recorded

$1,899 of incremental excess and obsolete inventory reserves. Excluding this incremental inventory reserve charge, gross profit would have been $6,102, a decrease of $897, or 13 percent, for the three month period and $19,148, an increase of $733, or 4 percent, for the nine month period compared to the corresponding periods of fiscal 1997. Gross profit as a percentage of net revenues, excluding the incremental inventory reserves of $1,899, remained relatively unchanged at 41 percent for the three month periods of fiscal 1998 and fiscal 1997. However, gross profit as a percentage of net revenues, excluding the incremental inventory reserves, increased in the current fiscal year's nine month period to 42 percent compared to 38 percent for the nine month period of the prior fiscal year. The improvement in gross profit for the nine month period is principally due to a product mix that contained a greater percentage of higher margin products.

OPERATING EXPENSES

During the three month period ended March 29, 1998, the Company initiated a program to outsource the manufacturing of its product lines to K*TEC Electronics, a state-of-the-art contract manufacturer with advanced manufacturing capabilities which the Company requires for its new generation fibre channel designs. The Company made this strategic decision in an attempt to reduce required future capital expenditures and production costs, as well as to take advantage of K*TEC Electronics' consolidated purchasing power and materials management capabilities. In conjunction with this transition to subcontracted manufacturing, the Company plans to close its Puerto Rican manufacturing facility, streamline its offerings of some of its more mature products, primarily in the network access product lines, and close selected domestic sales offices. The Company recorded a $10,993 consolidation charge during the three month period ended March 29, 1998, in connection with the planned closure of its manufacturing operations and related streamlining of its product lines.

The consolidation charge primarily consists of accruals for costs expected to be incurred during the next three to six months as the Company completes this manufacturing transition. These charges include approximately $4,010 for severance and related costs, $1,370 for impairment of property, plant and equipment, $3,775 for reductions in inventory and prepaid expenses related to streamlining product offerings, $225 for equipment and office leases and $1,613 related to the plant closure and other miscellaneous costs. The Company anticipates a worldwide reduction of approximately 130 full-time employees, or 48% of the workforce, and 45 temporary workers in Puerto Rico. The majority of the headcount reduction is in the manufacturing area; however, selected reductions will also be made in other areas related to the streamlining of product offerings.

Operating expenses increased by $11,262 and $10,247 for the three and nine month periods of fiscal 1998, respectively, versus the comparable periods of fiscal 1997. Included in the three and nine month periods of fiscal 1998 are $10,993 of consolidation charges as discussed above. Included in the nine month period of fiscal 1997 are $1,280 of consolidation charges the Company incurred to reduce its ongoing expense base and focus its activities in the fibre channel, printer server and wide area networking markets. Excluding these consolidation charges, operating expenses for the three month period ended March 29, 1998, were $5,943, an increase of $269, or 5 percent, from the comparable period of the prior fiscal year. For the nine month period ended March 29, 1998, excluding these consolidation charges, operating expenses were $17,355, an increase of $534, or 3 percent, from the comparable period of the prior fiscal year. These increases in operating expenses were due to increases in engineering and development expenses of $278, or 11 percent, for the three month period and $773, or 11 percent, for the nine month period, compared to the corresponding periods of the prior fiscal year as the Company continued to expand its fibre channel development efforts. These increases in engineering and development expenses were partially offset by decreases in selling and marketing expenses, as well as general and administrative expenses. For the three and nine month periods of fiscal 1998, selling and marketing expenses decreased by $6 and $21, respectively, compared to fiscal 1997. General and administrative expenses decreased by $3 and $218, for the three and nine month periods, respectively, compared to fiscal 1997.

NONOPERATING INCOME (EXPENSE)

Nonoperating expense for the three month period ended March 29, 1998, decreased by $88 to $11 compared to the same period of the prior fiscal year. This improvement was primarily the result of less interest expense and more interest income associated with the Company's improved cash position during the three month period of the current fiscal year compared to the prior fiscal year. Nonoperating income for the nine month period ended

March 29, 1998, increased by $27 to $54 from the corresponding period of the prior fiscal year. The prior fiscal year's nine month period included $238 of interest income associated with prior years' tax returns. Excluding this nonrecurring interest income from the prior fiscal year, nonoperating income increased by $265. This increase resulted from the gain on the sale of certain property by the Company's Puerto Rican subsidiary and a small currency exchange gain, as well as a higher level of interest income and a lower level of interest expense associated with the Company's improved cash position during the nine month period of the current fiscal year.

INCOME TAXES

For the quarter ended March 29, 1998, the Company booked a tax provision for payments due under the Alternative Minimum Tax calculation and for foreign tax returns. In the three month period ended March 30, 1997, the Company had an effective tax rate of 10 percent. The Company is currently undergoing an examination by the California Franchise Tax Board for the Company's California income tax returns for years 1989, 1990 and 1991. In addition, the Company is also currently undergoing an examination by the Internal Revenue Service related to the Company's Puerto Rican subsidiary's 1995 U.S. tax return. The Company does not anticipate that these examinations will be resolved this fiscal year. It is management belief that the outcome of these examinations will not have a material adverse effect on the Company's consolidated financial position.

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

The Company's cash and cash equivalents increased $1,467, to $1,951, during the nine month period ended March 29, 1998. Operating activities, which include changes in working capital balances, provided $2,793 of cash and cash equivalents compared to providing $75 in the nine month period of the prior fiscal year. Investing activities, which were limited to the acquisition and disposition of property, plant and equipment and the acquisition of intangibles, used $1,386 of cash and cash equivalents in the current nine month period compared to using $1,475 in the comparable period of fiscal 1997. Net financing activities, which were limited to payments under capital lease obligations, proceeds from a note payable to a bank and proceeds from the exercise of stock options, provided $60 of cash and cash equivalents during the nine month period of fiscal 1998 compared to providing $761 of cash and cash equivalents for the same period of fiscal 1997. The Company anticipates a total of approximately $5,810 in cash will be used over the next six months in conjunction with the transfer of manufacturing. This includes $4,010 for severance and related costs, $225 for equipment and office leases and $1,575 in expenses related to the plant closure and other miscellaneous costs.

In addition to its cash balances, the Company has a line of credit of up to $10,000 with Silicon Valley Bank which is available through September 1998, unless extended by the parties. At the end of the third quarter of fiscal 1998, there were no borrowings outstanding under the line of credit. Under the terms of the line of credit, the Company has granted Silicon Valley Bank a security interest in its accounts receivable, inventories, equipment and other property. The line of credit with Silicon Valley Bank requires the Company to satisfy certain financial and other covenants and conditions, including prescribed levels of tangible net worth, profitability and liquidity. In the event the Company fails to comply with any financial or other covenant in its loan agreement with Silicon Valley Bank, the line of credit could become unavailable to the Company. In addition, after borrowings have been made under the line of credit, a failure to continue to satisfy such covenants in the future would constitute an event of default, giving rise to the various remedies available to a secured lender. As of March 29, 1998, the Company was in compliance with all the covenants of the line of credit; however, there can be no assurance that the Company will continue to satisfy the financial and other covenants and conditions of the line of credit or that the line of credit will continue to be available to meet the

Company's liquidity requirements. The Company anticipates that borrowings under the line of credit may be required periodically during the next twelve months.

The Company believes that its existing cash balances, facilities and equipment leases, anticipated cash flows from operating activities and available borrowings under its line of credit will be sufficient to support its working capital needs and capital expenditure requirements for the next twelve months. However, the Company has periodically experienced reductions in revenue levels, significant losses from operations and large fluctuations in the timing of significant customer orders on a quarterly basis. The Company's ability to meet its future liquidity requirements is dependent upon its ability to operate profitably or, in the absence thereof, to borrow on its line of credit and/or to arrange additional financing. If the Company were to continue to experience losses at the rate experienced in the current fiscal year, additional debt or equity financing may be required within the next twelve months. There can be no assurances that revenues will remain at current levels or improve or that the Company would be profitable at such revenue levels. In addition, there can be no assurances that the Company may not be required to utilize its line of credit even during profitable periods for various reasons including, but not limited to, the timing of inventory purchases, customer orders and shipments and/or expenditures related to the transition to outsourcing manufacturing as the Company closes its Puerto Rican manufacturing operations. Furthermore, there can be no assurance that future requirements to fund operations will not require the Company to borrow on its line of credit again or seek additional financing, or that such line of credit or additional financing will be available on terms favorable to the Company and its stockholders, or at all.

BUSINESS ENVIRONMENT AND RISK FACTORS

HISTORY OF LOSSES; FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

The Company incurred a net loss of $12,755 for the quarter ended March 29, 1998, which included $1,899 of incremental inventory reserves and $10,993 of consolidation charges in conjunction with the planned closure of the Company's Puerto Rican manufacturing operations. While the Company generated net income for the preceding five quarters, there can be no assurances that revenues will remain at current levels or improve or that the Company would be profitable at such revenue levels.

The Company's revenues and results of operations have varied on a quarterly basis in the past and there can be no assurances that the Company's revenues and results of operations will not vary significantly in the future. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. The Company's revenue and results of operations are difficult to forecast and could be adversely affected by many factors, including, among others, the size, timing and terms of individual transactions; the relatively long sales and deployment cycles for the Company's products, particularly through its OEM channel; changes in the Company's operating expenses; the ability of the Company to develop and market new products; market acceptance of new products, particularly in the fibre channel market; timing of the introduction or enhancement of products by the Company, its OEMs or its competitors; the level of product and price competition; the ability of the Company to expand its OEM and distributor relationships; activities of and acquisitions by competitors; changes in printer server, network access and fibre channel technology and industry standards; changes in the mix of products sold, since the Company's network access and fibre channel host adapter products typically have higher margins than the Company's printer server and fibre channel hub products; changes in the mix of channels through which products are sold; levels of international sales; seasonality, since the Company typically experiences lower demand for its products in Europe in the first fiscal quarter; personnel changes; changes in customer budgeting cycles; foreign currency exchange rates; and general economic conditions. As a result of the foregoing or other factors in some future period, the Company's results of operations, financial condition and/or liquidity could fail to meet the expectations of public market analysts or investors, and the price of the Company's common stock could be materially adversely affected.

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

Reliance on OEMs, Distributors and Key Customers

In the third quarter of fiscal 1998, the Company derived approximately 22 percent of its revenue from distributors and 75 percent from OEMs. For the first nine months of fiscal 1998, the Company derived approximately 25 percent of its revenue from distributors and 71 percent from OEMs. The Company's agreements with distributors and OEMs are typically non-exclusive and in many cases may be terminated by either party without cause, and many of the Company's distributors and OEMs carry competing product lines. There can be no assurance that the Company will retain its current OEMs or distributors or that it will be able to recruit additional or replacement OEMs or distributors. The loss of important distributors or OEMs would adversely affect the Company's business, results of operations, financial condition and/or liquidity. The Company negotiates individual agreements with the majority of its OEMs and distributors. Although these agreements are substantially standardized, due to the individual negotiations, variances do occur. Furthermore, some of these agreements may provide for discounts based on expected or actual volumes of products purchased or resold by the reseller in a given period and do not require minimum purchases. Certain of these agreements provide manufacturing rights and access to source code upon the occurrence of specified conditions or defaults. The Company expects that certain of its OEMs could in the future develop competitive products and, if they were to do so, they could decide to terminate their relationship with the Company. Any reduction or delay in sales of the Company's products by its OEMs or distributors could have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

IBM Corporation accounted for 15 percent of the Company's net revenues during the quarter ended March 29, 1998. Furthermore, the Company's top five customers accounted for 40 percent of fiscal 1998 third quarter net revenues. The Reuters project which accounted for approximately 5 percent of fiscal 1998 third quarter net revenues, is expected to be essentially completed by the end of fiscal 1998. After that time, revenues from Reuters will be dependent upon the extension of the existing project or the award of new design wins on future projects.

The Company's revenues are significantly dependent upon the ability and willingness of its OEMs to timely develop and promote products that incorporate the Company's technology. The ability and willingness of these OEMs to do so is based upon a number of factors such as: the timely development by the Company and the OEMs of new products with new functionality, increased speed and enhanced performance at acceptable prices to end users; development costs of the OEMs; compatibility with both existing and emerging industry standards; technological advances; patent and other intellectual property issues and competition generally. No assurance can be given as to the ability or willingness of the Company's OEMs to continue developing, marketing and selling products incorporating the Company's technology. Since the Company's business is dependent on its relationships with its OEMs and distributors, the inability or unwillingness of any of the Company's significant customers to continue their relationships with the Company and to develop and/or promote products incorporating the Company's technology would have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

Concentration of OEM Customers

Historically, revenues from the Company's top OEM customers have accounted for a significant portion of net revenues. In the third quarter of fiscal 1998, the Company's top five OEM customers accounted for 40 percent of the Company's net revenues. Although the Company has attempted to expand its base of OEMs, there can be no assurance that its revenues in the future will not be similarly derived from a limited number of OEM customers. The Company's largest OEM customers vary to some extent from period to period as product cycles end, contractual relationships expire and new products and customers emerge. Many of the arrangements with the Company's OEMs are provided on a project-by-project basis, are terminable with limited or no notice, and, in certain instances, are not governed by long-term agreements. No assurance can be given as to the ability or willingness of any of the Company's OEMs to continue utilizing the Company's products and technology. The Company also is subject to a credit risk associated with the concentration of its accounts receivable from these OEMs. Any loss or significant decrease in the Company's current OEMs or any failure of the Company to replace its existing OEMs, or any delay in or failure to receive the payments due to the Company from such OEMs would have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

Dependence on Emerging Fibre Channel Market and Acceptance of Fibre Channel Standard

The Company has invested and continues to invest substantially in the engineering of products to address the fibre channel market, which is at an early stage of development, is rapidly evolving and is attracting an increasing number of market entrants. The Company's investment in fibre channel designs was over 65% of the Company's engineering and development expenditures for the quarter ended March 29, 1998. The Company's future success in the fibre channel market will depend to a significant degree upon broad market acceptance of fibre channel technology. Competing or alternative technologies, including Gigabit Ethernet and Small Computer Systems Interface ("SCSI"), are being or are likely in the future to be promoted by current and potential competitors of the Company, some of which have well-established relationships with current and potential customers of the Company, extensive knowledge of the markets served by the Company, better name recognition and more extensive development, sales and marketing resources than the Company. The Company's success will be dependent in part on the ability of the Company's OEM customers, as well as the Company, to develop new products that provide the functionality, performance, speed and network connectivity demanded by the market at acceptable prices, and to convince end users to adopt fibre channel technology. While the Company has secured numerous design wins for its fibre channel products from its OEM customers, nearly all of these customers are currently developing systems that incorporate the Company's products, and only a limited number of OEM customers have shipped products that incorporate the Company's fibre channel products. To the extent these customers are unable to or otherwise do not deploy or ship systems that incorporate the Company's products, or if these systems are not commercially successful, this would have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity. The Company believes the fibre channel market will continue to expand, and that the Company's investment in the fibre channel market represents a significant portion of the Company's opportunities for revenue growth and profitability in the future. However, there can be no assurance that customers will choose the Company's technology for use, or that fibre channel products will gain market acceptance. If the fibre channel market fails to develop, develops more slowly than anticipated or attracts competitors, or if the Company's products do not achieve market acceptance, the Company's business, results of operations, financial condition and/or liquidity would be materially adversely affected.

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

Risks Associated with Product Development; Product Delays

The Company in the past has experienced delays in product development, and the Company may experience similar delays in the future. Prior delays have resulted from numerous factors such as changing OEM product specifications, difficulties in hiring and retaining necessary personnel, difficulties in reallocating engineering resources and other resource limitations, difficulties with independent contractors, changing market or competitive product requirements and unanticipated engineering complexity. In addition, the Company's software and hardware have in the past, and may in the future, contain undetected errors or failures that become evident upon product introduction or as production volume increases. There can be no assurance, despite testing by the Company and its OEMs, that errors will not be found, that the Company will not experience development challenges resulting in unanticipated problems or delays in the acceptance of products by the Company's OEMs or shipment of the OEMs' products, or that the Company's new products and technology will meet performance specifications under all conditions or for all anticipated applications. Given the short product life cycles in the Company's product markets, any delay or unanticipated difficulty associated with new product introductions or product enhancements could have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

The Company has in the past engaged and expects that it will continue in the future to engage in joint development projects with third parties. Joint development creates several risks for the Company, including loss of control over the development of aspects of the jointly developed product and over the timing of product availability. There can be no assurance that joint development activities will result in products, or that any products developed will be commercially successful or available in a timely fashion.

Reliance on Third Party Suppliers

The Company relies on third party suppliers who supply the components to the Company and its subcontracted manufacturer which are used in the Company's products. Most components are readily available from alternate sources. However, the unavailability of certain components from current suppliers, especially custom components fabricated for the Company, such as ASICs, could result in delays in the shipment of the Company's products, as well as additional expense associated with obtaining and qualifying a new supplier or redesigning the Company's product to accept more readily available components. In addition, certain key components used in the Company's products are available only from single sources and the Company does not have long-term contracts ensuring the supply of such components. Furthermore, the components used for the Company's fibre channel products are based on an emerging technology and may not be available with the performance characteristics and in the quantities required by the Company. Additionally, as the Company transitions the production of its product lines to a subcontracted manufacturer, the Company plans to maintain only a minimal supply of certain key components. Furthermore, the Company will now rely on its contract manufacturer to complete the majority of the component purchases. Consequently, there can be no assurance that the necessary components will be available to meet the Company's future requirements at favorable prices, if at all. The Company also relies on third party suppliers for some of the software incorporated in some of the Company's products. These software items are not generally readily available from alternate sources. The Company's future inability to ship product due to a lack of components or software or to redesign its products to accept alternatives, in a timely manner, or any resulting significant increase in prices would materially adversely affect the Company's business, results of operations, financial condition and/or liquidity.

Risks Associated with the Transition to Subcontracted Manufacturing

As the Company moves the production of its product lines from its Puerto Rican manufacturing subsidiary to a contract manufacturer over the next three to six months, the Company will be in a state of transition. Consequently, any unanticipated delays or issues related to events such as the transfer of test equipment, supply of components, unavailability of finished goods in-transit from one location to the other, loss of key personnel and completion of the remaining production at the Puerto Rican subsidiary, as well as any unanticipated events, could have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity. Furthermore, if for any reason, the Company's selected contract manufacturer is unable, unwilling or experiences any significant delays in completing the production runs for the Company during the transition period or in the future, the Company's resulting inability to ship product and/or costs to qualify and shift production to an alternative manufacturing facility would have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

Dependence on Key Personnel

The Company's success depends to a significant degree on the performance and continued service of its senior management and certain key employees. This is especially critical as the Company transitions the manufacturing of its products from its Puerto Rican subsidiary to a contract manufacturer. The Company's future success also depends upon its ability to attract, train and retain highly qualified technical, sales, marketing and managerial personnel. An increase in technical staff with experience in highspeed networking applications will be required as the Company further develops its fibre channel product line. Competition for such highly skilled employees with technical, management, marketing, sales, product development and other specialized skills is intense and there can be no assurance that the Company will be successful in recruiting and retaining such personnel. In addition, there can be no assurance that employees will not leave the Company and, after leaving, compete against the Company. The loss of key management, technical and sales personnel would have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

Risks Associated with International Operations and Regulatory Standards

For the quarter ended March 29, 1998, sales in the United States, Europe and the Pacific Rim countries accounted for 61 percent, 27 percent and 12 percent of the Company's net revenues, respectively. For the nine month period ended March 29, 1998, sales in the United States, Europe and the Pacific Rim countries accounted for 67 percent, 25 percent and 8 percent of the Company's net revenues, respectively. The Company expects that sales in the United States and Europe will continue to account for the substantial majority of the Company's revenues for the foreseeable future. There can be no assurance that the Company will achieve significant penetration in other markets.

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

Risks Associated With Puerto Rican Manufacturing Facility

Although the Company is in the process of transitioning the manufacturing of its product lines from its Puerto Rican manufacturing facility to a contract manufacturer located in Texas, the Company expects this transition to occur over the next three to six months. Consequently, some production and a significant portion of the Company's inventory is still located at the Company's subsidiary in Dorado, Puerto Rico, an area which is subject to hurricanes at certain times of the year. Damage to this facility or an interruption in the ability to receive components or ship products to its customers would have a material adverse impact on the Company's business, results of operations, financial condition and/or liquidity.

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


Date:  May 11, 1998



                                 EMULEX CORPORATION



                                 By:   /s/ Paul F. Folino
                                    ----------------------------------
                                    Paul F. Folino
                                    President and Chief Executive Officer





                                 By:   /s/ Michael J. Rockenbach
                                    ----------------------------------
                                     Michael J. Rockenbach
                                     Vice President and
                                     Chief Financial Officer
                                     (Principal Financial & Chief Accounting
                                     Officer)

                                 EXHIBIT INDEX

EXHIBIT             DESCRIPTION
-------             -----------
 27.1               Financial Data Schedule