Form 10-K
period 1998-06-28
EMULEX CORP /DE/
filed 1998-09-23
CIK 350917

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 28, 1998

                                       OR

   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

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

                                 ---------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $0.20 PER SHARE
                         PREFERRED STOCK PURCHASE RIGHTS
                                (Title of class)

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of September 17, 1998, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $65,205,583.

As of September 17, 1998, the registrant had 6,136,996 shares of common stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (items 10, 11, 12 and 13) is incorporated by reference to portions of the registrant's definitive proxy statement for the 1997 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1998 fiscal year.

================================================================================

                                     PART I

Item I.  BUSINESS.

All references to years refer to the Company's fiscal years ended June 28, 1998, June 29, 1997 and June 30, 1996, as applicable, unless the calendar year is specified. References to dollar amounts are in thousands, except share data, unless otherwise specified.

INTRODUCTION

Emulex Corporation is a leading designer and supplier of high-performance network connectivity products including fibre channel, printer servers and network access products. The Company's hardware and software-based networking solutions improve communication in computer networks and enhance data flow between computers and peripherals. Many of the Company's networking products are based upon proprietary semiconductors designed by Emulex to maximize performance and simultaneously reduce costs. Emulex utilizes its strengths in gigabit networking, in-house design of application specific integrated circuits ("ASICs"), and development of local area network/wide area network ("LAN/WAN") multiple protocol and interface communication technologies to secure original equipment manufacturer ("OEM") design wins and end user installations. The Company primarily markets directly to OEMs and through two-tier distribution, where the end user is typically the operator of a large network. In 1998, approximately 71 percent of Emulex's revenue was derived from OEMs.

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

In 1994 Emulex completed a major transition departing from its historic storage controller business and spinning off its wholly owned Small Computer Systems Interface ("SCSI") subsidiary, QLogic Corporation. In May of 1993 Paul Folino was elected president and CEO of Emulex. During the past five years a number of changes in the management team have been made including most recently a new vice president of research and development in 1995, a new chief financial officer in 1998, and a new vice president of worldwide sales in 1998. The management team has streamlined operations by reducing the number of subsidiary corporations, narrowing product offerings in mature product lines, and refocusing the Company's product development and marketing efforts towards networking markets such as fibre channel and printer servers primarily through relationships with major OEMs. In 1998 the Company implemented a strategy to improve operating margins and working capital by outsourcing all of its manufacturing operations with K*TEC Electronics in Texas (see discussions in Management's Discussion and Analysis Of Financial Condition And Results Of Operations and in note 1 to the Consolidated Financial Statements).

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

Fibre Channel

The Company's host adapter and hub products for the emerging fibre market provide a scaleable high bandwidth communications connection among computer systems and storage area networks ("SANs") at transmission speeds of up to one gigabit per second, servicing both LAN and I/O requirements. By leveraging a combination of its networking expertise, historical background in storage interfaces, and long term relationships with OEMs, the Company believes it has emerged as a leader in high speed fibre channel communication products. Through June 28, 1998, Emulex had been awarded over 60 design wins with high-end computer server and storage OEMs such as IBM Corporation, Data General, Sequent Computer Systems, Hitachi, NEC and Compaq. The Company was one of the developers of the ANSI standards applicable to fibre channel and has also joined the Gigabit Ethernet Alliance associated with the evolving Gigabit Ethernet standard, a developing high speed LAN standard partially based on the fibre channel specifications.

Emulex believes that it has established a leadership role in fibre channel product development by introducing among other products, the first fibre channel adapter with an integrated reduced instruction-set computing ("RISC") processor, which enables servers to offload the host networking or I/O workload and increase system performance. Emulex also developed the first Peripheral Component Interface ("PCI") host adapter that supported all three fibre channel standard classes and topologies, which enables users to transparently upgrade from a low-end arbitrated loop to a high-end switched fabric fibre channel environment encompassing both I/O and LAN applications. Most recently, the Company introduced the industry's first network managed digital hub which eliminates inherent performance issues related to earlier analog hubs in the arbitrated loop environment. Since the introduction of the Company's first fibre channel products in the fourth quarter of fiscal 1995, the Company has expanded its fibre channel products to approximately $18,944, or 32 percent of net revenues, in the year ended June 28,1998.

Fibre channel is a communication standard developed by ANSI which is backed by more than 120 companies, including Hewlett-Packard, Seagate Technologies and Sun Microsystems. It is designed to allow communication at speeds of up to four gigabits per second and accelerates I/O channel communications between computers and peripherals while also serving high-speed LAN requirements.

The market for fibre channel host adapters and hubs is projected by two leading market research firms to grow to approximately $2.5 billion by the Year 2000. The growing trend toward increasingly distributed computing environments, as well as the increased demand for higher storage capacity, has stimulated demand for fibre channel products due to fibre channel's high bandwidth characteristics and its ability to accommodate large numbers of attached computers and storage systems communicating over long distances. The fibre channel standard is also designed to address emerging hybrid LAN/IO applications such as clustering, in which multiple servers and storage systems share an application's workload, and SANs, in which multiple servers are able to access multiple storage systems on a fibre channel network. Fibre channel products currently are incorporated primarily in high-end storage applications such as RAID (redundant array of inexpensive disks). In response to this early market demand, the Company's initial products have been primarily deployed in high-end storage applications. However, due to the robust architecture of its ASIC solution, the Company believes that its product lines can be adapted to a broad range of performance applications which will enable the Company to take advantage of other opportunities within the fibre channel market as they emerge.

Printer Servers

Emulex's family of printer server products improve performance by attaching printers directly to the LAN, instead of to a file server. Emulex believes it is a leading independent supplier of internal printer servers to OEMs and is a leading supplier of printer servers to commercial end users. As a larger percentage of printers are shipped and installed in network-ready configurations, the printer server market has been shifting toward OEM solutions, and the Company has emphasized this sector. The Company's printer servers are now embedded in over 25 network printers shipping into the market from 10 different OEM manufacturers. Currently, the Company provides printer servers to several top printer OEMs including Canon, IBM and Xerox. According to International Data Corporation, printer server unit shipments are expected to grow at approximately a 26% compounded annual growth rate through the year 2001, and total market revenues are expected to reach approximately $2.0 billion by such date. The Company believes that approximately 30% of the total current printer server market is available to independent third party suppliers such as the Company.

Network Access

Emulex's network access server products provide connectivity between resources across both local and wide area networks. The two major product lines within the network access family are WAN adapters and communications servers. Emulex supplies WAN adapters for a number of OEM programs, and has shipped over 3 million ports worldwide to date. WAN adapters are board-level products that can be installed in a computer to provide a communications link. Traditionally, Emulex's WAN adapters have primarily focused on wide area networking requirements for the PC platform. In 1996, the Company introduced a family of PCI WAN adapters that addresses the networking requirements of workstations and UNIX servers.

The Company's network access products consist primarily of WAN adapters that off-load remote communications processing from host computers and, to a lesser extent, communications servers that allow computers and peripherals to access local networks. While the Company continues to offer network access products and such products continue to generate a significant portion of the Company's revenues and profits, it has focused its resources on the continued development and expansion of its fibre channel and printer server product lines. Due to the maturation of certain of the Company's network access products, the Company expects that its network access product line will account for a decreasing portion of its revenues and profits in future years.

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

SELLING AND MARKETING

The Company markets its products worldwide to OEMs, end users and through distribution which includes Value Added Resellers ("VARs"), systems integrators, industrial distributors and resellers. Emulex offers repair services through two third-party organizations, one in the United Kingdom and one in the United States. At the end of 1998, the domestic sales organization included 10 sales and support staff, including a vice president, which are located in Costa Mesa and 7 satellite offices. At the end of 1998, the international sales organization included 8 sales and support staff located in 2 international sales offices in Europe.

The Company's export revenues were 35, 45 and 40 percent of net revenues for 1998, 1997 and 1996, respectively. The majority of export shipments are to the European marketplace.

Although the Company has broadened its line of product offerings in an attempt to limit fluctuations in its quarterly results of operations, the Company's markets are both cyclical and seasonal in nature which may cause the Company's quarterly results of operations to vary significantly.

In 1998, Sequent Computer Systems and IBM Corporation accounted for 12 and 11 percent of net revenues, respectively. Furthermore, the Company's top five customers accounted for 41 percent of net revenues in 1998. Reuters and Sequent Computer Systems accounted for 13 and 10 percent of net revenues in 1997, respectively. IBM Corporation accounted for 15 percent of net revenues in 1996. The Company derived approximately 71, 64 and 39 percent of its net revenues from sales to OEMs in 1998, 1997 and 1996, respectively. Emulex's operating results could be adversely affected if sales to one or more of such customers significantly decline or if any one of these customers develop alternative sources for Emulex's products.

ORDER BACKLOG

At June 28, 1998, the Company had unshipped product orders of approximately $3,503 compared with approximately $2,110 at June 29, 1997. At year-end, all backlog was scheduled for delivery within six months or less with the exception of orders pending release dates. Orders are subject to rescheduling and/or cancellation with little or no penalty. Purchase order release lead times depend upon the scheduling practices of the individual customer, and the rate of booking new orders fluctuates from month to month. Therefore, the level of backlog at any one time is not necessarily indicative of trends in the Company's business.

ENGINEERING AND DEVELOPMENT

At June 28, 1998, the Company employed approximately 72 engineers, other technicians and support personnel engaged in the development of new products and the improvement of existing products. Engineering and development expenses were $11,071, $10,006 and $11,387 for 1998, 1997 and 1996, respectively.

COMPETITION

Primary competition for the Company's fibre channel products includes Hewlett-Packard ("HP"), QLogic Corporation, LSI Logic's Symbios product line, Vixel, Gadzoox Microsystems and a number of smaller companies. The Company's primary competitor for its HP-compatible network printing products is HP which offers its own network printer server, as well as several other manufacturers in the non-HP printer marketplace including Lexmark and Intel. The Company's high-performance communications server products compete with a number of companies, including Compaq Computer Corporation (formerly Digital Equipment Corporation). Competition for the Company's WAN adapters is primarily IBM, which holds the largest market share. The Company believes it competes successfully due to its broad product line, which includes low cost, high value products, as well as high-performance products. The Company operates in a volatile and dynamic market, and more aggressive market and product positioning by certain of these significantly larger competitors would have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

MANUFACTURING AND SUPPLIES

In 1998, the Company implemented a strategy to outsource the manufacture of all of its products with a third party, K*TEC Electronics. The Company's products consist primarily of electronic component parts assembled on internally designed printed circuit boards which are sold as board-level products. Most component parts can be purchased from two or more sources. However, certain other component parts, which represent a small percentage of the overall number of parts used by the Company, can only be obtained from single sources. In addition, the Company designs its own semiconductors which are embedded in its printer server and fibre channel products, and these are manufactured by third party semiconductor foundries. In addition to hardware, the Company designs software to provide functionality to its hardware products. The Company also licenses software from third party providers for use with its fibre channel and PCWAN products. Most of these providers are the sole source for this software. An inability or an unwillingness on the part of any of these suppliers to provide the Company, or its contract manufacturer, with the quality and quantity of products, parts or software that it needs in a timely fashion could have an adverse impact on the Company's ability to supply products in accordance with customer requirements. Both the Company's software and the third party software are sold primarily as embedded programs within the hardware products, but may be purchased separately as a software-only update for the Company's products.

K*TEC Electronics' SMT Division, the Company's contract manufacturer, provides a state-of-the-art continuous flow production line featuring Ball Grid Array capability and in-line testing for the manufacture of the Company's products. The assembly operations required by the Company's products are typical of the electronics industry and no unusual methods, procedures or equipment are required. The sophisticated nature of the products, in most cases, requires extensive testing by specialized test devices operated by skilled personnel. This testing is provided by K*TEC Electronics; however, the Company also maintains an internal test engineering group for continuing support of test operations. At June 28, 1998, the Company had 58 manufacturing employees which included 53 permanent and 5 temporary employees, primarily at its manufacturing facility in Puerto Rico. As the Company completes its transition to contract manufacturing and closes its manufacturing facility in Puerto Rico, 37 permanent and 5 temporary employees of the 58 manufacturing employees the Company had at year-end will be terminated.

EMPLOYEES

The Company had 193 employees at June 28, 1998, including 188 with permanent status and 5 temporaries, compared to 280 at June 29, 1997. This decrease is primarily attributable to the manufacturing transition discussed below. None of the Company's employees are represented by a labor union.

During the quarter ended March 29, 1998, the Company initiated a program to outsource the manufacturing of all of its product lines to K*TEC Electronics, a state-of-the-art contract manufacturer with advanced manufacturing capabilities which the Company requires for its new generation fibre channel designs. The Company made this strategic decision in an attempt to reduce required future capital expenditures and production costs, as well as to take advantage of K*TEC Electronics' consolidated purchasing power and materials management capabilities. In conjunction with this transition to subcontracted manufacturing, the Company plans to close its Puerto Rican manufacturing facility, streamline its offerings of some of the Company's more mature products, primarily in the network access product lines, and close selected domestic sales offices. The Company has recorded consolidation charges of $10,646 in 1998 related to the planned closure of its manufacturing plant and the associated streamlining of its product lines. The Company anticipates a total worldwide reduction of approximately 130 full-time employees, or 48% of the workforce, and 45 temporary workers in Puerto Rico when this transition is complete.

RISK FACTORS

HISTORY OF LOSSES; FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

The Company incurred a net loss of $12,755 for the quarter ended March 29, 1998, and $10,838 for the year ended June 28, 1998, respectively. Fiscal 1998 included $1,899 of incremental inventory reserves and $10,646 of consolidation charges in conjunction with the planned closure of the Company's Puerto Rican manufacturing operations. While the Company generated net income for six of the last seven quarters, there can be no assurances that revenues will remain at current levels or improve or that the Company would be profitable at such revenue levels.

The Company's revenues and results of operations have varied on a quarterly basis in the past and there can be no assurances that the Company's revenues and results of operations will not vary significantly in the future. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. The Company's revenue and results of operations are difficult to forecast and could be adversely affected by many factors, including, among others, the size, timing and terms of individual transactions; the relatively long sales and deployment cycles for the Company's products, particularly through its OEM channel; changes in the Company's operating expenses; the ability of the Company to develop and market new products; the ability of the Company's contract manufacturer to produce and distribute the Company's products in a timely fashion; market acceptance of new products, particularly in the fibre channel market; timing of the introduction or enhancement of products by the Company, its OEMs or its competitors; the level of product and price competition; the ability of the Company to expand its OEM and distributor relationships; activities of and acquisitions by competitors; changes in printer server, network access and fibre channel technology and industry standards; changes in the mix of products sold, since the Company's network access and fibre channel host adapter products typically have higher margins than the Company's printer server and fibre channel hub products; changes in the mix of channels through which products are sold; levels of international sales; seasonality; personnel changes; changes in customer budgeting cycles; foreign currency exchange rates; and general economic conditions. As a result of the foregoing or other factors in some future period, the Company's results of operations, financial condition and/or liquidity could fail to meet the expectations of public market analysts or investors, and the price of the Company's common stock could be materially adversely affected.

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

Reliance on OEMs, Distributors and Key Customers

In 1998, the Company derived approximately 25 percent of its revenue from distributors and 71 percent from OEMs. In 1997 and 1996, respectively, the Company derived approximately 31 percent and 50 percent of its revenues from distributors and 64 percent and 39 percent of its revenue from OEMs. The Company's agreements with distributors and OEMs are typically non-exclusive and in many cases may be terminated by either party without cause, and many of the Company's distributors and OEMs carry competing product lines. There can be no assurance that the Company will retain its current OEMs or distributors or that it will be able to recruit additional or replacement OEMs or distributors. The loss of important distributors or OEMs would adversely affect the Company's business, results of operations, financial condition and/or liquidity. The Company negotiates individual agreements with the majority of its OEMs and distributors. Although these agreements are substantially standardized, due to the individual negotiations, variances do occur. Furthermore, some of these agreements may provide for discounts based on expected or actual volumes of products purchased or resold in a given period and do not require minimum purchases. Certain of these agreements provide manufacturing rights and access to source code upon the occurrence of specified conditions or defaults. The Company expects that certain of its OEMs could in the future develop competitive products and, if they were to do so, they could decide to terminate their relationship with the Company. Any reduction or delay in sales of the Company's products by its OEMs or distributors could have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

In 1998, Sequent Computer Systems and IBM Corporation represented 12 and 11 percent of net revenues, respectively. In 1997, Reuters and Sequent Computer Systems represented 13 and 10 percent of net revenues, respectively. In 1996, IBM Corporation represented 15 percent of net revenues. Furthermore, the Company's top five customers accounted for 41 percent and 44 percent of net revenues in 1998 and 1997, respectively.

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

Concentration of OEM Customers

Historically, revenues from the Company's top OEM customers have accounted for a significant portion of net revenues. In 1998 and 1997, the Company's top five OEM customers accounted for 41 percent and 40 percent of the Company's net revenues, respectively. Although the Company has attempted to expand its base of OEMs, there can be no assurance that its revenues in the future will not be similarly derived from a limited number of OEM customers. The Company's largest OEM customers vary to some extent from period to period as product cycles end, contractual relationships expire and new products and customers emerge. Many of the arrangements with the Company's OEMs are provided on a project-by-project basis, are terminable with limited or no notice, and, in certain instances, are not governed by long-term agreements. No assurance can be given as to the ability or willingness of any of the Company's OEMs to continue utilizing the Company's products and technology. The Company also is subject to credit risk associated with the concentration of its accounts receivable from these OEMs. Any loss or significant decrease in the Company's current OEMs or any failure of the Company to replace its existing OEMs, or any delay in or failure to receive the payments due to the Company from such OEMs would have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

Dependence on Emerging Fibre Channel Market and Acceptance of
Fibre Channel Standard

The Company has invested and continues to invest substantially in the engineering of products to address the fibre channel market, which is at an early stage of development, is rapidly evolving and is attracting an increasing number of market entrants. The Company's investment in fibre channel designs represented over 70% of the Company's engineering and development expenditures for 1998. The Company's future success in the fibre channel market will depend to a significant degree upon broad market acceptance of fibre channel technology. Competing or alternative technologies, including Gigabit Ethernet and SCSI, are being or are likely in the future to be promoted by current and potential competitors of the

Company, some of which have well-established relationships with current and potential customers of the Company, extensive knowledge of the markets served by the Company, better name recognition and more extensive development, sales and marketing resources than the Company. The Company's success will be dependent in part on the ability of the Company's OEM customers, as well as the Company, to develop new products that provide the functionality, performance, speed and network connectivity demanded by the market at acceptable prices, and to convince end users to adopt fibre channel technology. While the Company has secured numerous design wins for its fibre channel products from its OEM customers, nearly all of these customers are currently developing systems that incorporate the Company's products, and only a limited number of OEM customers have shipped products that incorporate the Company's fibre channel products. To the extent these customers are unable to or otherwise do not deploy or ship systems that incorporate the Company's products, or if these systems are not commercially successful, this would have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity. The Company believes the fibre channel market will continue to expand, and that the Company's investment in the fibre channel market represents a significant portion of the Company's opportunities for revenue growth and profitability in the future. However, there can be no assurance that customers will choose the Company's technology for use, or that fibre channel products will gain market acceptance. If the fibre channel market fails to develop, develops more slowly than anticipated or attracts competitors (as discussed below), or if the Company's products do not achieve market acceptance, the Company's business, results of operations, financial condition and/or liquidity would be materially adversely affected.

Competition

The Company's products are targeted at the fibre channel, printer server and network access markets. The markets for the Company's products are highly competitive and are characterized by rapid technological advances, price erosion, frequent new product introductions and evolving industry standards. In the fibre channel market, the Company primarily competes against Hewlett Packard, QLogic Corporation, LSI Logic's Symbios product line, Vixel, Gadzoox Microsystems and to a lesser extent against several smaller companies. In the printer server market, the Company competes directly against a number of smaller companies and indirectly against Hewlett-Packard and Lexmark, the two largest printer vendors, who primarily use their own internally developed printer servers. In the network access market, the Company competes against the numerous networking companies who offer network access solutions. The Company expects that other companies will enter its markets, particularly the new and evolving fibre channel market. Additionally, although the Company has development agreements with many of its customers, these agreements are not exclusive, and it is not uncommon, especially with an emerging technology, for OEMs to arrange second source agreements to meet their requirements. Furthermore, the Company's OEM customers may in the future develop competitive products or purchase from the Company's competitors, and may then decide to terminate their relationships with the Company.

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

Reliance on Third Party Suppliers

The Company relies on third party suppliers who supply the components to the Company and its subcontracted manufacturer which are used in the Company's products. Most components are readily available from alternate sources. However, the unavailability of certain components from current suppliers, especially custom components fabricated for the Company, such as ASICs, could result in delays in the shipment of the Company's products, as well as additional expense associated with obtaining and qualifying a new supplier or redesigning the Company's product to accept more readily available components. In addition, certain key components used in the Company's products are available only from single sources and the Company does not have long-term contracts ensuring the supply of such components. Furthermore, the components used for the Company's fibre channel products are based on an emerging technology and may not be available with the performance characteristics and in the quantities required by the Company. Additionally, as the Company transitions the production of its product lines to a subcontracted manufacturer, the Company plans to maintain only a minimal supply of certain key components. Furthermore, the Company will now rely on its contract manufacturer to complete the majority of the component purchases. Consequently, there can be no assurance that the necessary components will be available to meet the Company's future requirements at favorable prices, if at all. The Company also relies on third party suppliers for some of the software incorporated in some of the Company's products. These software items are not generally readily available from alternate sources. The Company's future inability to supply product due to a lack of components or software or to redesign its products to accept alternatives, in a timely manner, or any resulting significant increase in prices would materially adversely affect the Company's business, results of operations, financial condition and/or liquidity.

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

Risks Associated with International Operations and Regulatory Standards

In 1998, sales in the United States, Europe and the Pacific Rim countries accounted for 65 percent, 26 percent and 9 percent of the Company's net revenues, respectively. In 1997, sales in the United States, Europe and the Pacific Rim countries accounted for 55 percent, 39 percent and 6 percent of the Company's net revenues, respectively. Similarly, in 1996, sales in the United States, Europe and the Pacific Rim countries accounted for 60 percent, 35 percent and 5 percent of net revenues, respectively. The Company expects that sales in the United States and Europe will continue to account for the substantial majority of the Company's revenues for the foreseeable future. There can be no assurance that the Company will achieve significant penetration in other markets.

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

Risks Associated With Transition From Puerto Rican Manufacturing Facility To Subcontracted Manufacturer

The Company is in the process of transitioning the manufacturing of its product lines from its Puerto Rican manufacturing facility to a contract manufacturer located in Texas. The Company expects this transition to be completed during the first half of fiscal 1999. Consequently, until this transition is completed, a significant portion of the Company's inventory may still be located at the Company's subsidiary in Dorado, Puerto Rico, an area which is subject to hurricanes at certain times of the year. Damage to this facility or an interruption in the ability to ship products to the Company's new contract manufacturer for distribution would have a material adverse impact on the Company's business, results of operations, financial condition and/or liquidity.

The Company is currently completing the transition of the production of its product lines from its Puerto Rican manufacturing subsidiary to a contract manufacturer. Any unanticipated delays or issues related to events such as the transfer of test equipment, supply of components, unavailability of finished goods in-transit from one location to the other, loss of key personnel and/or production start up at the Company's contract manufacturer, as well as any unanticipated events, could have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity. Furthermore, if for any reason, the Company's selected contract manufacturer is unable or unwilling to complete, or experiences any significant delays in completing, the production runs for the Company during the transition period or in the future, the Company's resulting inability to supply product and/or costs to qualify and shift production to an alternative manufacturing facility would have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

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

Year 2000 Issue

The Year 2000 issue is the result of computer programs, microprocessors and embedded date reliant systems using two digits rather than four to define the applicable year. If such programs are not corrected, date data concerning the Year 2000 could cause many systems to fail or generate erroneous information. The Company considers a product to be "Year 2000 compliant" if the product's performance and functionality are unaffected by processing of dates prior to, during and after the Year 2000. The Company believes its current products are Year 2000 compliant, although older products previously sold by the Company which may still be covered under warranty may not be Year 2000 compliant. The Company believes it is prepared to update these older products as required for all issues that the Company has been able to identify. However, there can be no assurance that all potential Year 2000 issues have been identified and will be successfully resolved to the customers' satisfaction. Consequently, litigation may be brought against vendors, including the Company. Any such claims, with or without merit, could result in a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

The Company has committed resources in an attempt to identify and correct potential Year 2000 issues, both in its products and in its internal computer systems and applications. Although the Company believes it has identified and either corrected or has a plan in place to correct any Year 2000 issues in these areas, the Company has not conducted any formal surveys of its suppliers, customers or financial institutions to evaluate their Year 2000 compliance plans and state of readiness and to determine whether any Year 2000 issues will impede the ability of such suppliers to continue to provide goods and services to the Company. Furthermore, the Company relies in various ways, both domestically and internationally, upon government agencies, utility companies, telecommunication companies and other service providers. There can be no assurance that all such suppliers, government agencies, customers, financial institutions and other third parties will not suffer business disruption caused by a Year 2000 issue. Such failures could have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

As the Company has not yet completed its full Year 2000 assessment (as previously discussed), the Company has not developed a contingency plan. The Company anticipates that its full Year 2000 review, necessary remediation actions and contingency plan will be substantially complete by the end of June 1999. Although this process has not generated any material expenditures to date and the Company does not foresee any needed material expenditures, the costs related to this issue will continue to evolve as the remaining issues are identified and addressed by the Company. Although the Company currently does not believe that the Year 2000 issue will pose any significant operational problems, delays in the Company's efforts to address the Year 2000 issue or a failure to fully identify all Year 2000 issues in the Company's systems, equipment or processes or those of its vendors, customers, financial institutions or other third parties could have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

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

Item 2.  PROPERTIES.

The Company's corporate offices and principal product development facilities are currently located in an approximately 55,000 square foot leased building in Costa Mesa, California. The lease expires in October 1999. Under the terms of this agreement, the Company has the option to renew this lease for a period of 30 months.

As of June 28, 1998, the Company still owned its production facility located in two adjacent buildings in Dorado, Puerto Rico. The two buildings have an aggregate of approximately 41,000 square feet. Subsequent to year-end, the Company entered into an agreement to sell this manufacturing facility as part of the Company's transition to a contract manufacturer (see note 11 to the Consolidated Financial Statements).

The Company leases approximately 9 sales offices throughout the world.

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



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 1998.


                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRINCIPAL MARKET AND PRICES

The Company's common stock is traded on the Nasdaq National Market under the symbol EMLX. The following table sets forth for the indicated periods the high and low sales prices of the common stock, as reported on the Nasdaq National Market.


                                                         HIGH         LOW
                                                         ----         ---
         1998      First Quarter.....................   19 1/2       14 1/8
                   Second Quarter....................   19 3/4       13 3/8
                   Third Quarter.....................   15 1/2        8
                   Fourth Quarter....................    9 3/4        5 5/16



         1997      First Quarter.....................   16 1/4       12 7/8
                   Second Quarter....................   18 3/8       14 1/2
                   Third Quarter.....................   20 3/8       15
                   Fourth Quarter....................   21 1/4       14 3/4


NUMBER OF COMMON STOCKHOLDERS

The approximate number of record holders of common stock of the Company as of September 17, 1998 was 364.


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

On January 19, 1989, the Board of Directors declared a dividend distribution of one preferred stock purchase right for each outstanding share of common stock. The rights were distributed on February 2, 1989, to stockholders of record on the close of business on that date (see note 9 to the Consolidated Financial Statements).

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

The following table summarizes certain selected consolidated financial data. Certain reclassifications have been made to the 1994 data to conform to the 1998, 1997, 1996 and 1995 presentation. The consolidated results of operations data for the year ended July 3, 1994 has been restated to present QLogic Corporation, a former subsidiary, as a discontinued operation. The consolidated balance sheet data presented in the following tables have not been retroactively restated for the spin off of QLogic Corporation. Additionally, 1997, 1996, 1995 and 1994 earnings (loss) per share have been restated in conformance with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

Selected Consolidated Statement of Operations Data

                                                                       Year Ended
                                                ----------------------------------------------------------
                                                June 28,     June 29,    June 30,      July 2,     July 3,
                                                  1998         1997        1996          1995        1994
                                                --------     --------    --------     --------    --------
                                                          (in thousands, except per share data)
Net revenues ...............................    $ 59,485     $ 64,763    $ 51,338     $ 75,475    $ 61,558
Cost of sales ..............................      36,658       39,924      34,538       44,412      38,248
                                                --------     --------    --------     --------    --------
   Gross profit ............................      22,827       24,839      16,800       31,063      23,310
                                                --------     --------    --------     --------    --------

Operating expenses:
   Engineering and development .............      11,071       10,006      11,387       10,674       8,498
   Selling and marketing ...................       7,743        7,918      11,381       12,170      13,361
   General and administrative ..............       4,406        4,643       4,940        5,435       5,393
   Amortization of goodwill ................          --           --          --          337         467
   Impairment of goodwill ..................          --           --          --          785       1,001
   Consolidation charges ...................      10,646        1,280          --           --       2,413
                                                --------     --------    --------     --------    --------
Total operating expenses ...................      33,866       23,847      27,708       29,401      31,133
                                                --------     --------    --------     --------    --------

Operating income (loss) ....................     (11,039)         992     (10,908)       1,662      (7,823)

Nonoperating income ........................         113           71         483        1,120         123
                                                --------     --------    --------     --------    --------

Income (loss) from continuing
  operations before income taxes ...........     (10,926)       1,063     (10,425)       2,782      (7,700)

Income tax benefit .........................          88          506       1,137        1,156          23
                                                --------     --------    --------     --------    --------

Income (loss) from continuing operations ...     (10,838)       1,569      (9,288)       3,938      (7,677)

Discontinued operations:
   Loss from discontinued
     Operations, net of income tax .........          --           --          --           --      (4,558)

   Loss on disposal of discontinued
     operations, net of income tax .........          --           --          --           --      (2,994)
                                                --------     --------    --------     --------    --------

Net income (loss) ..........................    $(10,838)    $  1,569    $ (9,288)    $  3,938    $(15,229)
                                                ========     ========    ========     ========    ========
Earnings  (loss) per share  from  continuing
operations:
     Basic .................................    $  (1.77)    $   0.26    $  (1.56)    $   0.69    $  (1.39)
                                                ========     ========    ========     ========    ========
     Diluted ...............................    $  (1.77)    $   0.25    $  (1.56)    $   0.64    $  (1.39)
                                                ========     ========    ========     ========    ========
Earnings (loss) per share:
     Basic .................................    $  (1.77)    $   0.26    $  (1.56)    $   0.69    $  (2.75)
                                                ========     ========    ========     ========    ========
     Diluted ...............................    $  (1.77)    $   0.25    $  (1.56)    $   0.64    $  (2.75)
                                                ========     ========    ========     ========    ========
Number of shares used in share computations:
     Basic .................................       6,121        6,044       5,936        5,714       5,537
                                                ========     ========    ========     ========    ========
     Diluted ...............................       6,121        6,294       5,936        6,172       5,537
                                                ========     ========    ========     ========    ========

Selected Consolidated Balance Sheet Data

                                                                       Year Ended
                                                ----------------------------------------------------------
                                                June 28,     June 29,    June 30,      July 2,     July 3,
                                                  1998         1997        1996          1995        1994
                                                --------     --------    --------     --------    --------
                                                                      (in thousands)
Total current assets ..................         $24,384      $29,328     $31,579      $39,014     $26,152
Total current liabilities .............          14,399       10,859      15,494       13,970       9,223
                                                -------      -------     -------      -------     -------
Working capital .......................           9,985       18,469      16,085       25,044      16,929

Total assets ..........................          30,157       37,175      39,300       47,550      37,354
Long-term capitalized lease obligations               7           79         204          253         506
Retained earnings .....................           4,935       15,773      14,204       23,492      19,554
Total stockholders' equity ............          13,606       24,276      22,030       30,678      25,559

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


SUBSEQUENT EVENTS

After the fiscal year-end of June 28, 1998, the Company entered into agreements to sell the production equipment and manufacturing facility located in Puerto Rico. Additionally, the Company's Board of Directors approved a repricing of outstanding stock options granted under the Emulex Corporation Employee Stock Option Plan (see note 11 to the Consolidated Financial Statements).

FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, the discussions in this Form 10-K in general may contain certain forward-looking statements. In addition, when used in this Form 10-K, the words "anticipates," "in the opinion," "believes," "expects" and similar expressions are intended to identify forward-looking statements. Actual future results could differ materially from those described in the forward-looking statements as a result of factors discussed in "Risk Factors" set forth herein. The Company cautions the reader, however, that this list of risk factors may not be exhaustive. The Company expressly disclaims any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and the Company's Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K. All references to years refer to the Company's fiscal years ended June 28, 1998, June 29, 1997 and June 30, 1996, as applicable, unless the calendar year is specified. References to dollar amounts are in thousands unless otherwise specified.

                                                   Percentage of Net Revenues
                                                 ------------------------------
                                                  1998         1997       1996
                                                 -----        -----       -----
        Net revenues ....................        100.0%       100.0%      100.0%
        Cost of sales ...................         61.6         61.6        67.3
                                                 -----        -----       -----
           Gross profit .................         38.4         38.4        32.7

         Operating expenses:
            Engineering and development .         18.6         15.5        22.2
            Selling and marketing .......         13.1         12.2        22.1
            General and administrative ..          7.4          7.2         9.6
            Consolidation charges .......         17.9          2.0        --
                                                 -----        -----       -----
         Total operating expenses .......         57.0         36.9        53.9
                                                 -----        -----       -----
        Operating income (loss) .........        (18.6)         1.5       (21.2)
        Nonoperating income .............          0.2          0.1         0.9
                                                 -----        -----       -----
        Income (loss) before income taxes        (18.4)         1.6       (20.3)
        Income tax benefit ..............          0.2          0.8         2.2
                                                 -----        -----       -----
        Net income (loss) ...............        (18.2)%        2.4%      (18.1)%
                                                 =====        =====       =====

                              EMULEX CORPORATION AND SUBSIDIARIES

NET REVENUES

Fiscal 1998 versus Fiscal 1997

Net revenues for 1998 were $59,485, a decrease of $5,278, or 8.1 percent, from 1997. This decrease in net revenues was principally the result of reductions in distribution net revenues of $5,294, or 26.3 percent, and decreases in net revenues from sales to end users of $939, or 30.0 percent, in 1998 compared to 1997. These decreases were partially offset by an increase in net revenues from sales to original equipment manufacturers ("OEMs") of $955, or 2.3 percent, compared to the prior fiscal year. In 1998, Sequent Computer Systems and IBM Corporation represented 12.2 and 11.2 percent of net revenues, respectively. Furthermore, the Company's top five customers accounted for 40.5 percent of net revenues in 1998.

From a product line perspective, net revenues from the Company's fibre channel product line increased by $7,423, or 64.4 percent, to $18,944 for fiscal 1998 compared to fiscal 1997 as OEMs in this emerging market have begun to take volume shipments. The Company expects that future revenue from this product line will be a function of continued demand from OEMs which are currently shipping fibre channel product, launches of new fibre channel based systems by some of the Company's other OEMs, achievement of additional design wins and increased distribution sales. Net revenues generated from the Company's printer server product line decreased by $4,465, or 15.7 percent, to $23,963 in 1998 versus the prior fiscal year. These decreases in printer server revenues are primarily the result of lower distribution sales which the Company believes are principally due to a combination of lower average selling price and decreased demand for after-market solutions, as more OEMs are shipping network-ready printers. Net revenues from the Company's network access products in 1998 decreased by $6,973, or 31.0 percent, to $15,506 compared to 1997. This decrease in network access net revenues is principally the result of lower shipments to Reuters, as its current project with Emulex approaches end of life, and the maturation of certain of the Company's network access products. Net revenues from other miscellaneous product lines decreased by $1,263, or 54.1 percent, to $1,072 during the current fiscal year compared to the prior fiscal year, primarily due to the fact that the first quarter of the prior fiscal year included end-of-life sales of an OEM storage product.

Domestic revenue increased by $3,340, or 9.4%, to $38,773 in 1998. This increase in domestic revenues is principally due to the higher level of fibre channel shipments in the current year which have been primarily to the domestic market place to date. Export revenues decreased by $8,618, or 29.4 percent, from 1997 to $20,712 in 1998 principally due to the decreased shipments to Reuters as discussed above. Exports accounted for 34.8 percent of net revenues in 1998, down from 45.3 percent in 1997. As the Company's net revenues from shipments to the Pacific Rim countries were less than 10 percent of net revenues in 1998 and 1997, the Company does not believe the current Asian crisis poses a significant risk to the Company.

Although fibre channel represented 31.8 and 17.8 percent of net revenues for 1998 and 1997, respectively, the market is an emerging technology and there can be no assurance that the Company's products will adequately meet the requirements of the market, or achieve market acceptance. Because the Company's fibre channel products are designed to provide both an input/output ("I/O") and a networking connection between computers and storage devices, the future revenues of the fibre channel product line depend on the availability of other fibre channel products not manufactured or sold by the Company. Furthermore, the Company's fibre channel products are dependent upon components supplied by third parties for this emerging technology and there can be no assurance that these components will be available in the quantities desired, at a competitive price and function as needed.

Fiscal 1997 versus Fiscal 1996

Net revenues for 1997 were $64,763, an increase of $13,425, or 26.2 percent, from 1996. This increase in net revenues was primarily due to a $21,370, or
106.3 percent, increase in sales to OEMs. The higher level of OEM sales was attributable to significantly improved shipments to Xerox and Reuters when compared to the depressed results of 1996; numerous printer server design wins the Company achieved in 1997 and 1996, and shipments of the Company's fibre channel products which, as expected, have been primarily to OEMs during the early stages of the fibre channel market development. The increase in net revenues to OEMs is partially offset by reductions in net revenues from distribution and end user sales. Net revenues from distribution decreased by $5,302, or 20.8 percent, and end user net revenues decreased by $2,643, or 45.8 percent, compared to the prior year.

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

GROSS PROFIT

Fiscal 1998 versus Fiscal 1997

Gross profit in 1998 decreased by $2,012, or 8.1 percent, to $22,827. Gross profit as a percent of net revenues remained substantially unchanged from the prior year at 38.4 percent. In conjunction with the planned closure of the Company's Puerto Rican manufacturing operations and transition to subcontracted manufacturing (discussed below in Operating Expenses), during the three month period ended March 29, 1998, the Company recorded $1,899 of incremental excess and obsolete inventory reserves in cost of sales (exclusive of the reductions in inventory related to the streamlining of the Company's product lines included in the consolidation charges in 1998). Excluding this incremental inventory reserve charge of $1,899, gross profit for 1998 would have been $24,726, a decrease of $113, or 0.5 percent, compared to 1997. Gross profit as a percent of revenue, excluding the incremental inventory reserves of $1,899, improved to 41.6 percent. The improvement in gross profit as a percentage of net revenues is principally due to a product mix that contained a greater percentage of higher margin products.

Fiscal 1997 versus Fiscal 1996

In 1997, gross profit increased by $8,039, or 47.9 percent, to $24,839. Gross profit was 38.4 percent of net revenues in 1997 compared to 32.7 percent in 1996. The improvement in the 1997 gross profit percentage was primarily due to a product mix which contained a higher percentage of higher margin products, lower prices for components used in the Company's products and higher absorption of manufacturing overhead which resulted from the higher level of production activity in the current year compared to the prior year.

OPERATING EXPENSES

Fiscal 1998 versus Fiscal 1997

During the three month period ended March 29, 1998, the Company initiated a program to outsource the manufacturing of all of its product lines to K*TEC Electronics, a state-of-the-art contract manufacturer with advanced manufacturing capabilities which the Company requires for its new generation fibre channel designs. The Company made this strategic decision in an attempt to reduce required future capital expenditures and production costs, as well as to take advantage of K*TEC Electronics' consolidated purchasing power and materials management capabilities. In conjunction with this transition to subcontracted manufacturing, the Company plans to close its Puerto Rican manufacturing facility, streamline its offerings of some of the Company's more mature products, primarily in the network access product lines, and close selected domestic sales offices. In addition to the $1,899 of incremental excess and obsolete inventory reserves discussed above, the Company has recorded consolidation charges of $10,646 in 1998 related to the planned closure of its manufacturing plant and the associated streamlining of its product lines. These charges include approximately $3,010 for severance and related costs, $1,022 for impairment of certain property, plant and equipment, $4,775 for reductions in inventory and prepaid expenses related to the streamlining of the Company's product offerings, $225 for equipment and office leases and $1,614 for other costs related primarily to the closure of the Company's Puerto Rican manufacturing facility. In addition, the Company plans to sell other property, plant and equipment in 1999 (see note 11 to the Consolidated Financial Statements). The Company anticipates a total worldwide reduction of approximately 130 full-time employees, or 48% of the workforce, and 45 temporary workers in Puerto Rico. The majority of the headcount reduction is in the manufacturing area; however, selected reductions will also be made in other areas related to the streamlining of product offerings.

In 1998, operating expenses, including the above mentioned consolidation charges, were $33,866, an increase of $10,019, or 42.0 percent, from the level recorded in 1997. Excluding consolidation charges of $10,646 and $1,280 for 1998 and 1997, respectively (see note 1 to the Consolidated Financial Statements), operating expenses increased by $653, or 2.9 percent, to $23,220 in 1998 from $22,567 in 1997. This increase in operating expenses was primarily the result of an increase of $1,065, or 10.6 percent, to $11,071 for engineering and development expenses as the Company continued to expand its fibre channel development efforts. This increase in engineering and development expenses was partially offset by decreases in selling and marketing expenses, as well as general and administrative expenses, even though they increased as a percent of net revenues. Compared to the prior year, selling and marketing expenses decreased by $175, or 2.2 percent, to $7,743 in 1998. General and administrative expenses decreased by $237, or 5.1 percent, to $4,406 in 1998 compared to 1997.

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

NONOPERATING INCOME

Fiscal 1998 versus Fiscal 1997

Nonoperating income increased by $42 in 1998 to $113 compared to $71 for the prior fiscal year. Fiscal 1997 included $238 of interest income associated with prior years' tax returns. Excluding this nonrecurring interest income, nonoperating income increased by $280 from 1997 to 1998. This increase was principally due to gains on the sale of certain assets, as well as a higher level of interest income and a lower level of interest expense associated with the Company's improved cash position during the current fiscal year compared to the prior fiscal year.

Fiscal 1997 versus Fiscal 1996

Nonoperating income, which consists primarily of interest income, interest expense and foreign exchange translation, decreased by $412 to $71 in 1997, compared to $483 in 1996. Fiscal 1997 included $238 of interest income associated with prior years' tax returns and 1996 included a $312 gain on the sale of a building at the Company's production facility in Puerto Rico. Excluding these nonrecurring items, nonoperating income decreased by $338, primarily from reduced interest income and an increase in interest expense due to the Company's financing activities during the current year.

INCOME TAXES

The Company recorded a tax benefit of $88 in 1998 compared to a benefit of $506 in 1997. The benefit in 1998 included a $188 tax recovery from a tax sharing agreement with QLogic Corporation, a former subsidiary of the Company, compared to a $612 tax recovery, also related to the tax sharing agreement with QLogic Corporation, in the prior year. Because the Company's deferred tax assets were offset 100% by a valuation allowance (see note 3 to the Consolidated Financial Statements), the benefit from the current year loss and related valuation allowance net on the Company's Consolidated Statement of Operations. The Company had $36,021 and $4,271 of net operating loss carryforwards for federal and state income tax purposes, respectively, as of June 28, 1998, which are available to offset future federal and state taxable income through 2013 and 2003, respectively. Additionally, the Company had $2,402 of business credit carryforwards, available through 2013, and $1,185 of alternative minimum tax credit carryforwards available over an indefinite period to further reduce future federal income taxes. The Company also had $1,634 of research and experimentation credit carryforwards as of June 28, 1998 for state purposes available through 2013.

As a result of Emulex Caribe, the Company's Puerto Rican subsidiary, entering into a tax-free plan of liquidation for U.S. income tax purposes on May 28, 1998 and the subsequent assignment of Caribe's assets to, and assumption of Caribe's liabilities by, Emulex Corporation, the Company has submitted a Ruling Request to Puerto Rico's Secretary of the Treasury. The Company is requesting that the Puerto Rican Treasury rule in the Company's favor as to the tax-free treatment of the liquidation for Puerto Rico income tax purposes. Additionally, the Company has submitted a Closing Agreement to the Secretary of the Treasury of Puerto Rico in order to obtain the Puerto Rican Treasury's agreement as to the amount of tollgate tax resulting from the deemed distribution from Emulex Caribe to its parent company as a result of the liquidation. Although it is not assured, the Company believes it will be able to obtain Treasury approval on both documents. However, if the Company is unable to obtain approval on these documents, the Company's results of operations, financial condition and/or liquidity would be materially adversely affected.

The Company is currently undergoing an examination by the California Franchise Tax Board of the Company's California income tax returns for years 1989, 1990 and 1991. In the opinion of management, this examination will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

YEAR 2000

The Company has considered the impact of Year 2000 issues on its products, computer systems and applications. The Company believes that all of its current products are Year 2000 compliant; however, some products previously sold by the Company may not be Year 2000 compliant. The Company believes it is prepared to update these older products as required for all Year 2000 issues that the Company has been able to identify. Furthermore, the Company believes that the related financial exposure for any required updates to these older products is not material. Additionally, the Company has reviewed and tested its internal computer systems and applications. The Company believes it has identified all of the related Year 2000 compliance issues in this area. The majority of these issues have already been corrected. The Company anticipates that the remaining remediation related to its computer systems and applications will be completed by the end of June 1999. These reviews, tests and corrections have been completed by the Company as a part of normal operating expenses and have not caused any substantial expenditures to date. Furthermore, the Company does not anticipate any material expenditures in the future related to these issues. The Company has not yet conducted any formal surveys of third parties, such as the Company's suppliers, customers or financial institutions. As the Company has not yet completed its full Year 2000 assessment, the Company has not developed a contingency plan. The Company anticipates that its full Year 2000 review, necessary remediation actions and contingency plan will be substantially complete by the end of June 1999. For an additional discussion of Year 2000 issues, please review the "Risk Factors" set forth elsewhere herein.

NEW ACCOUNTING STANDARDS

In June 1997, the FASB issued Statement 130, "Reporting Comprehensive Income." The new statement is effective for both interim and annual periods for fiscal years beginning after December 15, 1997. The Company believes the impact of adopting this new standard on the consolidated financial statements will not be material.

In June 1997, the FASB issued Statement 131, "Disclosure about Segments of an Enterprise and Related Information." The new statement is effective for fiscal years beginning after December 15, 1997. The Company believes the impact of adopting this new standard on the consolidated financial statements will not be material.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased by $1,292 during 1998 to $1,776. Operating activities, which include changes in working capital balances, provided $3,116 of cash and cash equivalents in 1998 compared to providing $532 of cash and cash equivalents in the prior year. Investing activities, which were limited to the acquisition and disposition of property, plant and equipment and the acquisition of intangibles, used $1,871 of cash and cash equivalents in the current year compared to using $2,099 in 1997. Net financing activities, which were limited to payments under capital lease obligations and proceeds from the exercise of employee stock options, provided $47 of cash and cash equivalents during 1998 compared to providing $416 of cash and cash equivalents in 1997. The Company anticipates a total of approximately $3,100 in cash will be used over the next six months in conjunction with the transfer of manufacturing to K*TEC Electronics. This includes $1,518 for severance and related costs, $155 for equipment and office leases and $1,427 for other miscellaneous costs which primarily relate to the plant closure.

In addition to its cash balances, the Company had a line of credit of up to $10,000 with Silicon Valley Bank. The Company last utilized the line of credit in the first quarter of 1998. Furthermore, there were no borrowings outstanding under this line at June 28, 1998 or June 29, 1997. Under the terms of the line of credit, the Company has granted Silicon Valley Bank a security interest in its accounts receivable, inventories, equipment and other property. The line of credit with Silicon Valley Bank requires the Company to satisfy certain financial and other covenants and conditions, including prescribed levels of tangible net worth, profitability and liquidity. In the event the Company fails to comply with any financial or other covenant in its loan agreement with Silicon Valley Bank, the line of credit could become unavailable to the Company. In addition, after borrowings have been made under the line of credit, a failure to continue to satisfy such covenants would constitute an event of default, giving rise to the various remedies available to a secured lender. As of June 28, 1998, the Company was in compliance with all the covenants of the line of credit; however, there can be no assurance that the Company will continue to satisfy the financial and other covenants and conditions of the line of credit or that the line of credit will continue to be available to meet the Company's liquidity requirements. The Company anticipates that borrowings under the line of credit may be required periodically during the next twelve months.

The Company's line of credit with Silicon Valley Bank, which is renewed periodically in the normal course of business, was scheduled to expire in September 1998. The Company recently completed negotiations with Silicon Valley Bank to extend its existing line of credit to September 1999. A failure to renew this line of credit in the future could adversely affect the Company's ability to meet its financial obligations and liquidity requirements.

The Company believes that its existing cash balances, facilities and equipment leases, anticipated cash flows from operating activities and available borrowings under its line of credit will be sufficient to support its working capital needs and capital expenditure requirements for the next twelve months. However, the Company has experienced reductions in revenue levels, significant losses from operations and large fluctuations in the timing of significant customer orders on a quarterly basis. The Company's ability to meet its future liquidity requirements is dependent upon its ability to operate profitably or, in the absence thereof, to borrow on its line of credit and/or to arrange additional financing. If the Company were to continue to experience losses at the rate experienced in the current fiscal year, additional debt or equity financing may be required within the next twelve months. There can be no assurances that revenues will remain at current levels or improve or that the Company would be profitable at such revenue levels. In addition, there can be no assurances that the Company may not be required to utilize its line of credit even during profitable periods for various reasons including, but not limited to, the timing of inventory purchases, customer orders and shipments and/or expenditures related to the transition to outsourcing manufacturing as the Company closes its Puerto Rican manufacturing operations. Furthermore, there can be no assurances that future requirements to fund operations will not require the Company to draw on its line of credit again or seek additional financing, or that such line of credit or additional financing will be available on terms favorable to the Company and its stockholders, or at all.

Item 7a.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item is included herein as part of Item 14(a) of Part IV of this annual report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

There is incorporated herein by reference the information required by this Item in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended June 28, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive and certain other officers of the Company or its principal operating subsidiary are as follows:

Name                     Position                                               Age
----                     --------                                               ---
Paul F. Folino           President and Chief Executive Officer and Director     53
Kirk D. Roller(1)        Vice President, Worldwide Sales                        36
Charles N. Goff(1)       Vice President, Manufacturing                          64
Teresa W. Blackledge(1)  Vice President, Marketing                              43
Sadie A. Herrera(1)      Vice President, Human Resources                        49
Ronald P. Quagliara(1)   Vice President, Research and Development               49
Michael J. Rockenbach    Vice President, Finance, Chief Financial Officer       37
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

Mr. Roller joined the Company in April 1998 as vice president, worldwide sales. Prior to joining the Company, Mr. Roller spent three years with Compaq Computer Corporation's Networking Product Division, most recently as director and general manager of their NIC Business Unit. Prior to that, Mr. Roller spent two years as director of sales and marketing for InterConnections, Inc., a subsidiary of the Company.

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


Item 11.  EXECUTIVE COMPENSATION.

There is incorporated herein by reference the information required by this Item in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended June 28, 1998.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

There is incorporated herein by reference the information required by this Item in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended June 28, 1998.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There is incorporated herein by reference the information required by this Item in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended June 28, 1998.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        (a)  Documents Filed with Report

               1.  Consolidated Financial Statements

               The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this report.

               2.  Financial Statement Schedule

               The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule is filed as part of this report.

               3.  Exhibits

               The exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

        (b)  Reports on Form 8-K

               The Registrant has not filed any reports on Form 8-K during the last quarter of the year for which this report is filed.

                       EMULEX CORPORATION AND SUBSIDIARIES
                           Annual Report -- Form 10-K
                         Items 8, 14(a)(1) and 14(a)(2)
          Index to Consolidated Financial Statements and Schedule June
                    28, 1998, June 29, 1997 and June 30, 1996
                   (With Independent Auditors' Report Thereon)


Consolidated Financial Statements                                         Page Number
---------------------------------                                         -----------
Independent Auditors' Report...........................................       24

Consolidated Balance Sheets--June 28, 1998 and June 29, 1997 ...........      25

Consolidated Statements of Operations--Years ended June 28, 1998,
  June 29, 1997 and June 30, 1996......................................       26

Consolidated Statements of Stockholders' Equity--Years ended
  June 28, 1998, June 29, 1997 and June 30, 1996.......................       27

Consolidated Statements of Cash Flows--Years ended
  June 28, 1998, June 29, 1997 and June 30, 1996.......................       28

Notes to Consolidated Financial Statements.............................       29


Schedule
--------

Schedule II  - Valuation and Qualifying Accounts and Reserves..........       43


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emulex Corporation and subsidiaries as of June 28, 1998 and June 29, 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended June 28, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.







                                          KPMG Peat Marwick LLP


Orange County, California
August 12, 1998

                       EMULEX CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                         June 28, 1998 and June 29, 1997
                        (in thousands, except share data)


                                                                   1998         1997
                                                                 -------      -------
Assets (note 4)

Current assets:
    Cash and cash equivalents .............................      $ 1,776      $   484
    Accounts and notes receivable, less allowance for
       doubtful accounts of $576 in 1998 and $496 in 1997         12,141       14,785
    Inventories, net  (note 2) ............................        9,906       12,713
    Prepaid expenses ......................................          476        1,066
    Deferred income taxes and income taxes
      receivable (note 3) .................................           85          280
                                                                 -------      -------
        Total current assets ..............................       24,384       29,328

Property, plant and equipment, net (notes 2 and 8) ........        5,112        6,961
Prepaid expenses and other assets (note 3) ................          661          886
                                                                 -------      -------
                                                                 $30,157      $37,175
                                                                 =======      =======

Liabilities and Stockholders' Equity

Current liabilities:
    Current installments of capitalized lease obligations
      (note 8) ............................................      $    76      $   125
    Accounts payable ......................................        6,909        4,294
    Accrued liabilities (note 2) ..........................        4,105        6,090
    Accrued consolidation charges .........................        3,173           30
    Deferred income taxes and income taxes payable (note 3)          136          320
                                                                 -------      -------
        Total current liabilities .........................       14,399       10,859

Capitalized lease obligations, excluding
    current installments (note 8) .........................            7           79
Deferred revenue ..........................................           --            6
Deferred income taxes  (note 3) ...........................        2,145        1,955
                                                                 -------      -------
                                                                  16,551       12,899
                                                                 -------      -------

Commitments and contingencies  (note 8)
Subsequent events (note 11)

Stockholders' equity (note 9):
    Preferred stock, $0.01 par value; 1,000,000 shares
      authorized (150,000 shares designated as Series A
      Junior Participating Preferred Stock); none
      issued and Outstanding ..............................           --           --
    Common stock, $0.20 par value; 20,000,000 shares
      authorized; 6,133,322 and 6,100,546 issued and
      outstanding in 1998 and 1997, respectively ..........        1,227        1,220
    Additional paid-in capital ............................        7,444        7,283
    Retained earnings .....................................        4,935       15,773
                                                                 -------      -------
Total stockholders' equity ................................       13,606       24,276
                                                                 -------      -------
                                                                 $30,157      $37,175
                                                                 =======      =======


See accompanying notes to consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Operations Years Ended
                 June 28, 1998, June 29, 1997 and June 30, 1996
                      (in thousands, except per share data)


                                                                  1998           1997          1996
                                                                --------       --------      --------
Net revenues (note 7) ....................................      $ 59,485       $ 64,763      $ 51,338
Cost of sales ............................................        36,658         39,924        34,538
                                                                --------       --------      --------
   Gross profit ..........................................        22,827         24,839        16,800
                                                                --------       --------      --------

Operating expenses:
   Engineering and development ...........................        11,071         10,006        11,387
   Selling and marketing .................................         7,743          7,918        11,381
   General and administrative ............................         4,406          4,643         4,940
   Consolidation charges .................................        10,646          1,280            --
                                                                --------       --------      --------
      Total operating expenses ...........................        33,866         23,847        27,708
                                                                --------       --------      --------

      Operating income (loss) ............................       (11,039)           992       (10,908)

Nonoperating income (note 5) .............................           113             71           483
                                                                --------       --------      --------

      Income (loss) before income taxes ..................       (10,926)         1,063       (10,425)

Income tax benefit (note 3) ..............................            88            506         1,137
                                                                --------       --------      --------

   Net income (loss) .....................................      $(10,838)      $  1,569      $ (9,288)
                                                                ========       ========      ========

Earnings (loss) per share (note 10):
    Basic ................................................      $  (1.77)      $   0.26      $  (1.56)
                                                                ========       ========      ========
    Diluted ..............................................      $  (1.77)      $   0.25      $  (1.56)
                                                                ========       ========      ========
Number of shares used in per share computations (note 10):
    Basic ................................................         6,121          6,044         5,936
                                                                ========       ========      ========
    Diluted ..............................................         6,121          6,294         5,936
                                                                ========       ========      ========


See accompanying notes to consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Stockholders' Equity Years ended June 28, 1998, June 29, 1997 and June 30, 1996
                        (in thousands, except share data)


                                                 Common Stock           Additional                        Total
                                           ------------------------       Paid-In       Retained      Stockholders'
                                             Shares         Amount        Capital       Earnings          Equity
                                           ---------      ---------      ---------      ---------       ---------
 Balance at July 2, 1995 ............      5,860,923      $   1,172      $   6,014      $  23,492       $  30,678

   Exercise of stock options (note 9)        132,480             27            613             --             640
   Net loss .........................             --             --             --         (9,288)         (9,288)
                                           ---------      ---------      ---------      ---------       ---------

 Balance at June 30, 1996 ...........      5,993,403          1,199          6,627         14,204          22,030

   Exercise of stock options (note 9)        107,143             21            656             --             677
   Net income .......................             --             --             --          1,569           1,569
                                           ---------      ---------      ---------      ---------       ---------

Balance at June 29, 1997 ............      6,100,546          1,220          7,283         15,773          24,276

   Exercise of stock options (note 9)         32,776              7            161             --             168
   Net loss .........................             --             --             --        (10,838)        (10,838)
                                           ---------      ---------      ---------      ---------       ---------

Balance at June 28, 1998 ............      6,133,322      $   1,227      $   7,444      $   4,935       $  13,606
                                           =========      =========      =========      =========       =========


See accompanying notes to consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
           Years Ended June 28, 1998, June 29, 1997 and June 30, 1996
                                 (in thousands)


                                                                         1998           1997           1996
                                                                       --------       --------       --------
Cash flows from operating activities:
Net income (loss)                                                      $(10,838)      $  1,569       $ (9,288)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                    2,347          2,616          2,412
         Impairment of property, plant and equipment                      1,022             --             --
         Loss (gain) on disposal of property, plant and equipment            51             55           (125)
         Provision for doubtful accounts                                    190            131            125
         Changes in assets and liabilities:
           Accounts receivable                                            2,454         (1,923)          (222)
           Inventories                                                    2,807          1,958           (410)
           Prepaid expenses                                               1,278            138           (693)
           Income taxes receivable                                          280            108            (38)
           Accounts payable                                               2,615         (4,405)           328
           Accrued liabilities                                           (1,985)           278            735
           Accrued consolidation charges                                  3,143             (4)          (171)
           Deferred revenue                                                  (6)             6             --
           Income taxes payable                                             136             --             --
           Deferred income taxes                                           (380)            15           (389)
           Other assets                                                       2            (10)          (103)
                                                                       --------       --------       --------
             Net cash provided by (used in) operating activities          3,116            532         (7,839)
                                                                       --------       --------       --------
Cash flows from investing activities:
Net proceeds from sale of property, plant and equipment                      21             62          1,032
Additions to property, plant and equipment                               (1,592)        (2,161)        (2,189)
Additions to intangibles                                                   (300)            --             --
                                                                       --------       --------       --------
     Net cash used in investing activities                               (1,871)        (2,099)        (1,157)
                                                                       --------       --------       --------
Cash flows from financing activities:
Principal payments under capital leases                                    (121)          (261)          (243)
Proceeds from issuance of common stock                                      168            677            640
                                                                       --------       --------       --------
     Net cash provided by financing activities                               47            416            397
                                                                       --------       --------       --------
Net cash provided by (used in) continuing operations                      1,292         (1,151)        (8,599)
Net cash used in discontinued operations                                     --             --            (74)
                                                                       --------       --------       --------
Net increase (decrease) in cash and cash equivalents                      1,292         (1,151)        (8,673)
Cash and cash equivalents at beginning of year                              484          1,635         10,308
                                                                       --------       --------       --------
Cash and cash equivalents at end of year                               $  1,776       $    484       $  1,635
                                                                       ========       ========       ========
Supplemental disclosures:
Cash paid during the year (related to continuing and
  discontinued operations) for:
     Interest                                                          $    169       $    184       $     33
     Income taxes                                                            64             53            141

Capital lease obligations of $212 were incurred in 1996, when the Company entered into a lease for new equipment. There were no new capital lease obligations in 1998 or 1997.


See accompanying notes to consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES

               Notes to Consolidated Financial Statements June 28,
                     1998, June 29, 1997 and June, 30, 1996
                    (dollars in thousands, except share data)


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation

        The consolidated financial statements include the accounts of Emulex Corporation, a Delaware corporation, and its wholly-owned subsidiaries (collectively, the "Company" or "Emulex"). All significant intercompany balances and transactions have been eliminated in consolidation.

        Fiscal Year

        The Company's fiscal year ends on the Sunday nearest June 30. Fiscal years 1998, 1997 and 1996 each comprised 52 weeks.

        Reclassifications

        Certain reclassifications have been made to the 1997 and 1996 consolidated financial statements to conform to the 1998 presentation.

        Consolidation Charges

           Fiscal 1998

        On March 25, 1998, the Company announced plans to outsource the manufacturing of its product lines to K*TEC Electronics which resulted, among other things, in the decision to close the Company's manufacturing subsidiary located in Dorado, Puerto Rico. In conjunction with this decision, the Company has recorded consolidation charges of $10,646 during 1998. These charges include approximately $3,010 for severance and related costs, $1,022 for impairment of certain property, plant and equipment, $4,775 for reductions in inventory and prepaid expenses related to the streamlining of the Company's product offerings, $225 for equipment and office leases and $1,614 for other costs primarily related to the closure of the Company's Puerto Rican manufacturing facility. In addition, the Company plans to sell other property, plant and equipment in 1999 (see note 11). The Company anticipates a worldwide reduction of approximately 130 full-time employees, or 48% of the workforce, and 45 temporary workers in Puerto Rico. The majority of the headcount reduction is in the manufacturing area; however, selected reductions will also be made in other areas related to the streamlining of product offerings.

        As of June 28, 1998, actions to complete this consolidation plan were still in process. The Company anticipates that this plan will be substantially complete within three to six months. The remaining consolidation accrual at June 28, 1998 of $3,173 consists of approximately $1,518 for severance and related costs, $155 for equipment and office leases and $1,500 for other costs primarily related to the closure of the Company's Puerto Rican manufacturing facility. At year-end, the Company's work force still included 45 of the 130 employees discussed above. The Company anticipates that the activities related to the plant closure which necessitate these employees will be completed within three to four months.

                               EMULEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



           Fiscal 1997

        During the first quarter of fiscal 1997, the Company initiated a consolidation of its operations to reduce its ongoing expense base and focus its activities in the fibre channel, printer server and wide area networking markets. Emulex's remote access and host software business, previously headquarted out of a Bellevue, Washington facility, were relocated to Emulex headquarters in Costa Mesa, California. In addition, the Company downsized its Pacific Rim sales organization and also made selected reductions at its manufacturing plant in Dorado, Puerto Rico and at its corporate headquarters. The Company recognized consolidation charges of $1,280 in fiscal 1997.

        The charges related to this consolidation of operations consisted of approximately $806 for severance and related charges, $236 for office rent and related charges, $65 for write-off of fixed assets and $173 of other charges relating primarily to the transition of product support to Costa Mesa, California. Total headcount worldwide was reduced by approximately 36 employees. As of June 29, 1997, this consolidation plan was substantially complete.

        Foreign Currency Translation

        The Company has designated the U.S. dollar as its functional currency. Accordingly, monetary assets and liabilities denominated in foreign currencies are remeasured into the U.S. dollar at the exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into the U.S. dollar at the appropriate historical exchange rates. Income and expense amounts denominated in foreign currencies are remeasured into the U.S. dollar at the average exchange rates during the period, except for expense items related to non-monetary accounts, which are remeasured at the appropriate historical exchange rates. Net foreign exchange gains and losses are included in other nonoperating income in the period incurred (see note 5).

        Cash Equivalents

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

        Long-Lived Assets

        The Company applies the provisions of Statement of Financial Accounting Standards No. ("Statement") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Under the provisions of Statement 121, the recoverability of long-lived assets is assessed by determining whether the carrying value of the asset can be recovered through projected undiscounted future operating cash flows over its remaining life. The amount of impairment, if any, is measured based on projected discounted future operating cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

        Intangible Assets

        Capitalized software development costs can consist of costs to purchase software to be used within the Company's products and costs to develop software internally. Capitalization of purchased software occurs only if technological feasibility has been established. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require judgment by management with respect to certain external factors, including but not limited to, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. Purchased software costs of $300 were capitalized in 1998. No purchased software costs were capitalized in 1997 or 1996. No internally-developed software costs were capitalized in 1998, 1997 or 1996. These intangible assets will be amortized over their estimated useful lives.

                               EMULEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



        Further, Statement 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," requires that at each balance sheet date the unamortized costs of a computer software product be compared to the net realizable value of that product. The amount by which the unamortized costs exceed the net realizable value of a product is to be written off.

        Revenue Recognition

        The Company recognizes revenue at the time of shipment. The Company has agreements with certain of its distributors and Master Value Added Resellers ("VARs") to provide price protection and stock rotation privileges with respect to inventories which the distributors may have on hand when the Company's published list prices are reduced and/or when items are slow moving. These agreements may be terminated upon written notice by either party. Pursuant to the Company's contractual obligations under these agreements, or in the event of termination, the Company may be obligated to issue credits to provide price protection and/or to repurchase a certain portion of a distributor's or VAR's inventory. The Company records a reserve for estimated price protection and inventory repurchase.

        Earnings (Loss) per Share

        Effective December 28, 1997, the Company adopted Statement 128, "Earnings per Share." All prior periods have been restated accordingly (see note 10). Statement 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that the common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision, and (c) revising the contingent share provisions and the supplemental EPS data requirements. Statement 128 also makes a number of changes to existing disclosure requirements.

        The adoption of Statement 128 did not have a material impact on the Company's consolidated financial statements.

        Accounting for Stock Options

        Prior to July 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On July 1, 1996, the Company adopted Statement 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, Statement 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma net income per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair-value-based method defined in Statement 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of Statement 123 (see note 9).

        Fair Value of Financial Instruments

        The Company applies the provisions of Statement 107, "Disclosures about Fair Value of Financial Instruments." Statement 107 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. Statement 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 28, 1998, and June 29, 1997, management believes the fair value of all financial instruments approximated carrying value.

        Use of Estimates

        Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

                               EMULEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

        Recent Accounting Pronouncements

        In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement 130, "Reporting Comprehensive Income." The new statement is effective for both interim and annual periods for fiscal years beginning after December 15, 1997. The Company believes the impact of adopting this new standard on the consolidated financial statements will not be material.

        In June 1997, the FASB issued Statement 131, "Disclosure about Segments of an Enterprise and Related Information." The new statement is effective for fiscal years beginning after December 15, 1997. The Company believes the impact of adopting this new standard on the consolidated financial statements will not be material.

NOTE 2  BALANCE SHEET DETAIL

        Components of inventories are as follows:

                                                                1998           1997
                                                              --------       --------
          Raw materials ................................      $  3,926       $  7,932
          Work-in-process ..............................           273          2,012
          Finished goods ...............................         5,707          2,769
                                                              --------       --------
                                                              $  9,906       $ 12,713
                                                              ========       ========

        Components of property, plant and equipment, net, are as follows:

                                                                1998           1997
                                                              --------       --------
          Land .........................................      $    531       $    531
          Buildings ....................................         2,036          2,123
          Production and test equipment ................        14,004         13,461
          Furniture and fixtures .......................         4,601          4,079
          Leasehold improvements .......................           336            405
          Other equipment ..............................            80            492
                                                              --------       --------
                                                                21,588         21,091
          Less accumulated depreciation and amortization       (16,476)       (14,130)
                                                              --------       --------
                                                              $  5,112       $  6,961
                                                              ========       ========

        Components of accrued liabilities are as follows:

                                                                1998           1997
                                                              --------       --------
          Payroll and related costs ....................      $  1,795       $  2,082
          Warranty and related reserves ................         1,051            797
          Royalties ....................................           147            312
          Deferred revenue .............................            31          1,155
          Other ........................................         1,081          1,744
                                                              --------       --------
                                                              $  4,105       $  6,090
                                                              ========       ========

                               EMULEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3  INCOME TAXES

        The components of income tax expense (benefit) are as follows:

                                          1998          1997          1996
                                        -------       -------       -------
          Federal:
            Current ..............      $   291       $  (506)      $  (753)
            Deferred .............         (380)           --          (387)
          State:
            Current ..............           --            --            --
            Deferred .............           --            --            --
          Foreign and Puerto Rico:
            Current ..............            1            --             3
            Deferred .............           --            --            --
                                        -------       -------       -------
                                        $   (88)      $  (506)      $(1,137)
                                        =======       =======       =======

        Income (loss) before income taxes consists of the following:

                                  1998           1997          1996
                                --------       --------      --------
           *Domestic .....      $(10,991)      $    713      $(10,010)
            Foreign ......            65            350          (415)
                                --------       --------      --------
                Total ....      $(10,926)      $  1,063      $(10,425)
                                ========       ========      ========

           *Domestic income (loss) includes the Company's Puerto Rico and
            Virgin Islands operations.

                               EMULEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                              1998           1997
                                                            --------       --------
        Deferred tax assets:
          Capitalization of inventory costs ..........      $     44       $     --
          Accelerated depreciation ...................           123            214
          Reserves not currently deductible ..........           830            690
          Provisions for discontinued operations and
            consolidation charges ....................         1,249             48
          Net operating loss carryforwards ...........        12,504         13,398
          Business credit carryforwards ..............         4,036          3,240
          Alternative minimum tax credit carryforwards         1,185          1,865
                                                            --------       --------

            Total gross deferred tax assets ..........        19,971         19,455
            Less valuation allowance .................       (18,150)       (17,397)
                                                            --------       --------
            Net deferred tax assets ..................         1,821          2,058
                                                            --------       --------
        Deferred tax liabilities:
          Capitalization of inventory costs ..........            --            258
          Various state taxes ........................           783            591
          Taxes provided on Emulex Caribe, Inc. ......
             undistributed income ....................            --          1,286
          Other ......................................         2,933          2,198
                                                            --------       --------
            Total gross deferred tax liabilities .....         3,716          4,333
                                                            --------       --------

            Net deferred tax liabilities .............      $  1,895       $  2,275
                                                            ========       ========

        Based on the Company's historical and anticipated future pre-tax results of operations, management believes it is more likely than not that the Company will realize the benefit of the net deferred tax assets existing as of June 28, 1998. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement earnings from operations to fully realize recorded tax benefits.

        Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of June 28, 1998 will be allocated as follows:

        Income tax benefit that would be reported in the
          consolidated statements of operations ...........      $14,649

        Additional paid-in capital ........................        3,501
                                                                 -------
                                                                 $18,150
                                                                 =======

                               EMULEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



        The effective income tax benefit on pretax income (loss) differs from expected federal income tax for the following reasons:

                                                                    1998          1997          1996
                                                                  -------       -------       -------
        Expected income tax at 34 percent ..................      $(3,715)      $   361       $(3,545)
        State income tax, net of federal tax benefit .......          (20)           38          (285)
        Net increase (decrease) in tax as a result of Emulex
          Caribe, Inc. and foreign income taxed at
          a rate different from U.S. statutory rate ........        2,586          (175)        1,216
        Change in beginning-of-the-year balance of the
          valuation allowance for deferred tax assets
          allocated to income taxes ........................          753           267         2,554
        Recovery from QLogic Corporation pursuant
          to tax sharing agreement .........................         (188)         (612)         (750)
        Other, net .........................................          496          (385)         (327)
                                                                  -------       -------       -------
                                                                  $   (88)      $  (506)      $(1,137)
                                                                  =======       =======       =======

        During 1998, 1997 and 1996, respectively, the Company received an income tax benefit in the amount of $188, $612 and $750 related to recoveries under a tax sharing agreement with QLogic Corporation, a former subsidiary of the Company.

        At June 28, 1998, the Company had net operating loss carryforwards for federal income tax purposes of $36,021 which are available to offset future federal taxable income through 2013 and $4,271 for state purposes available through 2003. The Company has business credit carryforwards for federal purposes of approximately $2,402 which are available to reduce federal income taxes through 2013. In addition, the Company has alternative minimum tax credit carryforwards of approximately $1,185 which are available to reduce future federal regular income taxes over an indefinite period. Additionally, the Company has approximately $1,634 of research and experimentation credit carryforwards for state purposes available through 2013.

        As a result of Emulex Caribe entering into a tax-free plan of liquidation for U.S. income tax purposes on May 28, 1998 and the subsequent assignment of Caribe's assets to, and assumption of Caribe's liabilities by, Emulex Corporation, the Company has submitted a Ruling Request to Puerto Rico's Secretary of the Treasury. The Company is requesting that the Puerto Rican Treasury rule in the Company's favor as to the tax-free treatment of the liquidation for Puerto Rico income tax purposes. Additionally, the Company has submitted a Closing Agreement to the Secretary of the Treasury of Puerto Rico in order to obtain the Puerto Rican Treasury's agreement as to the amount of tollgate tax resulting from the deemed distribution from Emulex Caribe to Emulex Costa Mesa as a result of the liquidation. Although it is not assured, the Company believes it will be able to obtain Treasury approval on both documents. However, if the Company is unable to obtain approval on these documents, the Company's results of operations, financial condition and/or liquidity would be materially adversely affected.

        The Company is currently undergoing an examination by the California Franchise Tax Board of the Company's California income tax returns for years 1991, 1990 and 1989. In the opinion of management, this examination will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

NOTE 4  LINE OF CREDIT

        The Company has a $10,000 bank line of credit with Silicon Valley Bank that expires in September 1999. The agreement allows the Company to borrow at the bank's prime rate (8.5 percent at June 28, 1998) plus one half percent. During 1998 and 1997, the Company utilized this line of credit. However, there were no borrowings outstanding under this line at June 28, 1998 or June 29, 1997. The bank line of credit is secured by substantially all assets and requires the Company to satisfy certain financial and other covenants and conditions, including prescribed levels of tangible net worth, profitability and liquidity, and prohibits, among other things, the payment of cash dividends. At June 28, 1998, the Company was in compliance with all such covenants.

                               EMULEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5  NONOPERATING INCOME

        Nonoperating income, net, is as follows:

                                           1998        1997        1996
                                          -----       -----       -----
        Interest income ............      $  97       $ 267       $ 248
        Interest expense ...........        (94)       (185)        (43)
        Foreign exchange ...........         (8)         --         (34)
        Gain on sale of building ...         --          --         312
        Other ......................        118         (11)         --
                                          -----       -----       -----
                                          $ 113       $  71       $ 483
                                          =====       =====       =====

NOTE 6  EMPLOYEE RETIREMENT SAVINGS PLAN

        The Company has a pretax savings and profit sharing plan under Section 401(k) of the Internal Revenue Code for substantially all domestic employees. Under the plan, eligible employees are able to contribute up to 12 percent of their compensation not to exceed the maximum IRS deferral amount. Company discretionary contributions match up to 3 percent of a participant's compensation. The Company's contributions under this plan were $270, $271 and $287 in 1998, 1997 and 1996, respectively.

        The Company has a similar plan for all employees in the Company's Puerto Rico facility under Section 165(e) of the Internal Revenue Code. Under the plan, eligible employees are able to contribute up to 10 percent of their compensation not to exceed the maximum IRS deferral amount. Company discretionary contributions match up to 3 percent of a participant's compensation. The Company's contributions under this plan were $116, $86 and $88 for 1998, 1997 and 1996, respectively.

NOTE 7  EXPORT REVENUES AND SIGNIFICANT CUSTOMERS

        The Company designs and markets three major distinct product families within one industry segment: high-speed fibre channel products, printer servers and network access products. The Company markets these products through distributors, resellers and to OEMs. The Company's export revenues were approximately $20,712, $29,330 and $20,700 representing 35, 45 and 40 percent of net revenues for 1998, 1997 and 1996, respectively. The majority of export shipments are to the European marketplace.

        In 1998, Sequent Computer Systems and IBM Corporation represented 12 and 11 percent of net revenues, respectively. In 1997, Reuters and Sequent Computer Systems represented 13 and 10 percent of net revenues, respectively. In 1996, IBM Corporation represented 15 percent of net revenues. Furthermore, the Company's top five customers accounted for 41 percent and 44 percent of net revenues in 1998 and 1997, respectively. The Company derived approximately 71, 64 and 39 percent of its net revenues from sales to OEMs in 1998, 1997 and 1996, respectively. Emulex's operating results could be adversely affected if sales to one or more such customers significantly decline, or if any one of these customers develop alternative sources for the Company's products.

NOTE 8  COMMITMENTS AND CONTINGENCIES

        Leases

        The Company leases certain facilities and equipment under long-term noncancelable operating lease agreements which expire at various dates through 2003. Rent expense for the Company under operating leases, including month-to-month rentals, totaled $1,038, $1,200 and $1,178 in 1998, 1997 and 1996, respectively.

                               EMULEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



        Future minimum noncancelable lease commitments are as follows:

                                                      Capitalized   Operating
                                                         Leases      Leases
                                                      -----------   ---------
        Fiscal year:
        1999 ......................................      $   84      $  818
        2000 ......................................           7         257
        2001 ......................................          --          94
        2002 ......................................          --          89
        2003 ......................................          --          30
                                                         ------      ------
        Total minimum lease payments ..............          91      $1,288
                                                                     ======
        Less amounts representing interest ........           8
                                                         ------
        Present value of future minimum capitalized
          lease obligations .......................          83
        Less current installments of capitalized
          lease obligations .......................          76
                                                         ------

        Capitalized lease obligations, excluding
          current installments ....................      $    7
                                                         ======

        Litigation

        The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

NOTE 9  STOCKHOLDERS' EQUITY

        Stock Option Plans

        Under the Company's Employee Stock Option Plan (the "Plan"), the exercise price of options granted will not be less than the fair market value at the date of grant. The total number of shares of common stock available for grant under the Plan is 2,780,000. Unless otherwise provided by the Board of Directors or a committee of the Board administering the Plan, each option granted under the Plan becomes exercisable at the rate of 25 percent one year after the date of grant with an additional 6.25 percent becoming exercisable each three-month interval thereafter.

        On October 9, 1997, the Company's Board of Directors adopted the Emulex Corporation 1997 Stock Option Plan for Non-Employee Directors (the "Director Plan") which allows for a maximum of 100,000 shares of common stock. The Director Plan provides that an option to purchase 15,000 shares of common stock of the Company will be granted to each non-employee director of the Company upon the first date that such director becomes eligible to participate. These options shall be exercisable as to one-third of the shares on each anniversary of the grant if the director is still a director of the Company. In addition, on each yearly anniversary of the date of the initial grant, each eligible director shall automatically be granted an additional option to purchase 5,000 shares of common stock. These options shall be excerisable as to one-half of the shares on the six month anniversary, one quarter on the nine month anniversary and one quarter on the year anniversary of the grant date. Options granted under the Director Plan are non-qualified stock options. The exercise price per option granted will not be less than the fair market value at the date of grant. No option granted under the Director Plan shall be exercisable after the expiration of the earlier of (i) ten years following the date the option is granted or (ii) one year following the date the optionee ceases to be a director of the Company for any reason. In 1998, options to purchase 60,000 shares were granted under the Director Plan.

                               EMULEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



        Following is a summary of stock option transactions for 1998, 1997 and 1996:

                                                                   Weighted
                                                    Number     average exercise
                                                  of Shares    price per share
                                                  ---------    ----------------
        Options outstanding at July 2, 1995 .       733,944       $    7.46

          Granted ...........................       284,800           18.53
          Exercised .........................      (132,480)           4.82
          Canceled ..........................       (85,066)          10.46
                                                   --------

        Options outstanding at June 30, 1996        801,198           11.51

          Granted ...........................       205,750           15.85
          Exercised .........................      (107,143)           6.33
          Canceled ..........................      (161,329)          13.96
                                                   --------

        Options outstanding at June 29, 1997        738,476           12.94

          Granted ...........................       304,691           14.47
          Exercised .........................       (32,776)           5.12
          Canceled ..........................       (51,350)          17.52
                                                   --------

        Options outstanding at June 28, 1998        959,041           13.44
                                                   ========

        As of June 28, 1998, June 29, 1997 and June 30, 1996, the number of options exercisable was 476,961, 351,058 and 262,564, respectively, and the weighted average exercise price of those options was $11.62, $9.66 and $6.67, respectively.


                                         Options Outstanding                  Options Exercisable
                              -------------------------------------------  --------------------------
                                               Weighted       Weighted                     Weighted
                                               average         average                      average
                               Outstanding     exercise       remaining     Exercisable    exercise
Range of                          as of        price per     contractual       as of       price per
Exercise Prices               June 28, 1998     option       life (years)  June 28, 1998    option
---------------               -------------    ---------     ------------  -------------   ----------
 $ 3.20  to   $ 7.88             214,485       $  4.95           5.38         185,734       $  4.50
   8.00  to    14.75             248,991         12.43           7.80         116,934         11.28
  15.00  to    16.13             221,700         15.58           9.00          22,333         15.34
  16.25  to    23.75             273,865         19.29           7.67         151,960         20.02
                                 -------                                      -------
 $ 3.20  to   $23.75             959,041        $13.44           7.50         476,961        $11.62
                                 =======                                      =======

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

                                                              1998           1997          1996
                                                            --------       --------      --------
        Net income (loss) as reported ................      $(10,838)      $  1,569      $ (9,288)
        Assumed stock compensation cost ..............         1,417            882           778
                                                            --------       --------      --------
           Pro forma net income (loss) ...............      $(12,255)      $    687      $(10,066)
                                                            ========       ========      ========

        Diluted earnings (loss) per share as reported       $  (1.77)      $   0.25      $  (1.56)
           Pro forma diluted earnings (loss) per share      $  (2.00)      $   0.11      $  (1.70)
                                                            ========       ========      ========

        Pro forma net income (loss) reflects only options granted in 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under Statement 123 is not reflected in the pro forma net income (loss)

                               EMULEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



        amounts presented above because compensation cost is reflected over the options' vesting period of up to four years and compensation cost for options granted prior to July 3, 1995 is not considered.

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1998, 1997 and 1996: risk-free interest rates of 5.7,
        6.3 and 5.9 percent, respectively; dividend yield of 0.0 percent; average expected lives of 3.2, 3.6 and 3.4 years, respectively; and volatility of 64.4, 66.1 and 66.1 percent, respectively. The weighted-average fair value per option granted in 1998, 1997 and 1996 was $7.04, $8.19 and $9.24, respectively. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely-tradable, fully-transferable options without vesting restrictions, which significantly differ from the Company's stock option plans. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the grant date.

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

NOTE 10   EARNINGS (LOSS) PER SHARE

        Effective December 28, 1997, the Company adopted Statement 128, "Earnings per Share." In accordance with Statement 128, primary earnings per share have been replaced with basic earnings per share and fully diluted earnings per share have been replaced with diluted earnings per share which includes potentially dilutive securities such as outstanding stock options. Prior periods have been restated to conform to Statement 128.

        Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of outstanding stock options is reflected in diluted earnings per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted earnings (loss) per share:

                               EMULEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                         1998           1997        1996
                                                       --------       -------      -------
Numerator:
    Net income (loss)                                  $(10,838)      $ 1,569      $(9,288)
                                                       ========       =======      =======

Denominator:
    Denominator for basic earnings (loss) per
      share - weighted average shares outstanding         6,121         6,044        5,936

    Effect of dilutive securities:
      Dilutive options outstanding                           --           250           --
                                                       --------       -------      -------

    Denominator for diluted earnings (loss) per
      share - adjusted weighted average shares            6,121         6,294        5,936
                                                       ========       =======      =======


Basic earnings (loss) per share                        $  (1.77)      $  0.26      $ (1.56)
                                                       ========       =======      =======

Diluted earnings (loss) per share                      $  (1.77)      $  0.25      $ (1.56)
                                                       ========       =======      =======

        As the Company had a net loss for the year ended June 28, 1998, all 959,041 outstanding stock options were excluded from the calculation of diluted loss per share, because the effect would have been antidilutive. Options to purchase 301,450 shares of common stock outstanding at June 29, 1997, were not included in the computation of diluted earnings per share for the year then ended. These options were excluded from the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares of $16.21 during the period, and therefore the effect would be antidilutive. Furthermore, as the Company recorded a net loss for the year ended June 30, 1996, all 801,198 outstanding stock options were excluded from the calculation of diluted loss per share, because the effect would have been antidilutive.

NOTE 11 SUBSEQUENT EVENTS

        On July 22, 1998, and August 5, 1998, respectively, the Company entered into agreements to sell the production assets and manufacturing facility located in Puerto Rico. The purchase price of the equipment and facility is expected to approximate $3,200 (unaudited) and the Company anticipates a gain on the sale of the manufacturing facility of approximately $600 (unaudited) when both transactions close in the first half of fiscal 1999.

        Additionally, on July 6, 1998, the Company's Board of Directors approved a repricing of outstanding stock options granted under the Emulex Corporation Employee Stock Option Plan. Employees were able, at their discretion, to reprice outstanding options with a current option price per share in excess of $6.00 to an exercise price of $6.00 per share which was the market value of July 6, 1998. Stock options totaling 542,874 shares were repriced. The vesting schedule of the options which were repriced remains unchanged; however, no options which have been repriced may be exercised for a period of 12 months, or until July 6, 1999, regardless of prior vesting. This repricing specifically excluded all options held by Paul F. Folino, the Company's chief executive officer. Furthermore, this repricing did not apply to any shares issued under the Director Plan.

NOTE 12 QUARTERLY FINANCIAL DATA (UNAUDITED)

        Selected quarterly financial data for 1998 and 1997 is as follows:

                             Net                       Net        Diluted earnings
                           revenues  Gross profit  income (loss)  (loss) per share
                           --------  ------------  -------------  ----------------
    1998:
         Fourth quarter    $ 13,966    $  5,578      $    200         $   0.03
         Third quarter       15,019       4,203       (12,755)           (2.08)
         Second quarter      15,493       6,875         1,108             0.18
         First quarter       15,007       6,171           609             0.10
                           --------    --------      --------

         Total             $ 59,485    $ 22,827      $(10,838)
                           ========    ========      ========

    1997:
         Fourth quarter    $ 15,742    $  6,424      $    920         $   0.15
         Third quarter       17,011       6,999         1,103             0.18
         Second quarter      16,058       5,946           487             0.08
         First quarter       15,952       5,470          (941)           (0.16)
                           --------    --------      --------
         Total             $ 64,763    $ 24,839      $  1,569
                           ========    ========      ========

                        CONSOLIDATED FINANCIAL STATEMENT

                 SCHEDULE OF EMULEX CORPORATION AND SUBSIDIARIES

                                                                     Schedule II


                       EMULEX CORPORATION AND SUBSIDIARIES

                 Valuation and Qualifying Accounts and Reserves

           Years ended June 28, 1998, June 29, 1997 and June 30, 1996
                                 (in thousands)


                                                   Additions
                                      Balance at   Charged to   Amounts     Balance
                                      Beginning    Costs and    Written     at End
Classification                        of Period     Expenses      Off      of Period
--------------                        ---------    ----------   -------    ---------
Year ended June 28, 1998:
   Allowance for doubtful accounts      $  496      $  190      $   110      $  576
                                        ======      ======      =======      ======
   Inventory valuation reserves         $1,196      $2,865      $ 3,824      $  237
                                        ======      ======      =======      ======

Year ended June 29, 1997:
   Allowance for doubtful accounts      $  482      $  131      $   117      $  496
                                        ======      ======      =======      ======
   Inventory valuation reserves         $1,709      $1,249      $ 1,762      $1,196
                                        ======      ======      =======      ======

Year ended June 30, 1996:
   Allowance for doubtful accounts      $  492      $  125      $   135      $  482
                                        ======      ======      =======      ======
   Inventory valuation reserves         $1,740      $  840      $   871      $1,709
                                        ======      ======      =======      ======

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       EMULEX CORPORATION


Date: September 23, 1998               By: /s/ Paul F. Folino
                                           -------------------------------------
                                           Paul F. Folino,
                                           President, Chief Executive Officer
                                           and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 23, 1998.

               SIGNATURE                                    TITLE
               ---------                                    -----
Principal Executive Officer:


/s/ Paul F. Folino                     President, Chief Executive Officer
----------------------------------     and Director
(Paul F. Folino)


Principal Financial and Accounting Officer:


/s/ Michael J. Rockenbach              Vice President, Chief Financial
----------------------------------     Officer and Secretary
(Michael J. Rockenbach)


/s/ Fred B. Cox                        Director and Chairman of the Board
----------------------------------
(Fred B. Cox)


/s/ Robert H. Goon                     Director
----------------------------------
(Robert H. Goon)


/s/ Don M. Lyle                        Director
----------------------------------
(Don M. Lyle)


/s/ Michael P. Downey                  Director
----------------------------------
(Michael P. Downey)

                                                                                       PAGE IN SEQUENTIALLY
EXHIBIT NO.             DESCRIPTION OF EXHIBIT                                             NUMBERED COPY
-----------             ----------------------                                         --------------------
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

                                                                                       PAGE IN SEQUENTIALLY
EXHIBIT NO.             DESCRIPTION OF EXHIBIT                                             NUMBERED COPY
-----------             ----------------------                                         --------------------

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

                                                                                       PAGE IN SEQUENTIALLY
EXHIBIT NO.             DESCRIPTION OF EXHIBIT                                             NUMBERED COPY
-----------             ----------------------                                         --------------------
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

10.14          Amended and Restated Loan and Security Agreement dated as of
               September 18, 1996 between Silicon Valley Bank and Emulex
               Corporation, InterConnections, Inc., and Emulex Europe Limited.

10.15 Collateral Assignment, Patent Mortgage and Security Agreement dated as of September 18, 1996 between Digital House, Ltd. and
               Silicon Valley Bank.

10.16          Supplement to Collateral Assignment dated September 18, 1996 by
               Emulex Corporation, InterConnections, Inc. and Emulex Europe
               Limited in favor of Silicon Valley Bank.

                                                                                       PAGE IN SEQUENTIALLY
EXHIBIT NO.             DESCRIPTION OF EXHIBIT                                             NUMBERED COPY
-----------             ----------------------                                         --------------------
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

10.19          Emulex Corporation 1997 Stock Option Plan for Non-Employee
               Directors.

10.20          Emulex Corporation Employee Stock Option Plan as amended November
               20, 1997.

10.21          Amendment to Loan Agreement dated September 18, 1998 between
               Silicon Valley Bank and Emulex Corporation, InterConnections,
               Inc., and Emulex Europe Limited.

21             List of the Registrant's subsidiaries.

23             Independent Auditors' Consent.

27.1           Financial Data Schedule