Form 10-Q
period 1998-09-27
EMULEX CORP /DE/
filed 1998-11-12
CIK 350917

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                              ---------------------

(Mark One)

   [X]      Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1998

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


As of November 5, 1998, the registrant had 6,153,013 shares of common stock outstanding.

================================================================================

                       EMULEX CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                      PAGE
                                                                                      ----
Part I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
   September 27, 1998 and June 28, 1998                                                2

Condensed Consolidated Statements of Operations
   Three months ended September 27, 1998
   and September 28, 1997                                                              3

Condensed Consolidated Statements of Cash Flows
   Three months ended September 27, 1998
   and September 28, 1997                                                              4

Notes to Condensed Consolidated Financial Statements                                   5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                 7


Part II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                             17

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

                       EMULEX CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)
                                   (unaudited)

                                                           September 27,       June 28,
Assets                                                          1998             1998
------                                                     -------------       --------
Current assets:
  Cash and cash equivalents                                   $ 3,885          $ 1,776
  Accounts and notes receivable, net                           14,263           12,141
  Inventories, net                                              7,290            9,906
  Prepaid expenses                                                652              476
  Deferred  income taxes                                           85               85
                                                              -------          -------
      Total current assets                                     26,175           24,384

Property, plant and equipment, net                              4,504            5,112
Other assets                                                      679              661
                                                              -------          -------
                                                              $31,358          $30,157
                                                              =======          =======
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                            $10,334          $ 6,909
  Accrued liabilities                                           4,102            4,105
  Accrued consolidation charges                                   432            3,173
  Income taxes payable and other current liabilities              270              212
                                                              -------          -------
      Total current liabilities                                15,138           14,399

Deferred income taxes and other liabilities                     2,167            2,152
                                                              -------          -------

                                                               17,305           16,551
                                                              -------          -------
Commitments and contingencies
Subsequent event

Stockholders' equity:
  Preferred stock, $0.01 par value; 1,000,000
    shares authorized (150,000 shares designated
    as Series A Junior Participating Preferred
    Stock); none issued and outstanding                            --               --
  Common stock, $0.20 par value; 20,000,000 shares
    authorized; 6,137,040 and 6,133,322 issued
    and outstanding at September 27, 1998 and
    June 28, 1998, respectively                                 1,227            1,227
  Additional paid-in capital                                    7,469            7,444
  Retained earnings                                             5,357            4,935
                                                              -------          -------

      Total stockholders' equity                               14,053           13,606
                                                              -------          -------

                                                              $31,358          $30,157
                                                              =======          =======

See accompanying notes to condensed consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                             Three Months Ended
                                                        ------------------------------
                                                        September 27,    September 28,
                                                            1998             1997
                                                        -------------    -------------
Net revenues                                              $14,051          $15,007
Cost of sales                                               8,343            8,880
                                                          -------          -------
   Gross profit                                             5,708            6,127

Operating expenses:
   Engineering and development                              2,640            2,393
   Selling and marketing                                    1,627            1,970
   General and administrative                                 984            1,101
                                                          -------          -------
     Total operating expenses                               5,251            5,464
                                                          -------          -------

     Operating income                                         457              663

Nonoperating income                                            12               14
                                                          -------          -------

     Income before income taxes                               469              677

Income tax provision                                           47               68
                                                          -------          -------

     Net income                                           $   422          $   609
                                                          =======          =======

Net income per share:
   Basic                                                  $  0.07          $  0.10
                                                          =======          =======
   Diluted                                                $  0.07          $  0.10
                                                          =======          =======

Number of shares used in per share computations:
   Basic                                                    6,133            6,103
                                                          =======          =======
   Diluted                                                  6,414            6,312
                                                          =======          =======


See accompanying notes to condensed consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                     Three Months Ended
                                                                -------------------------------
                                                                September 27,     September 28,
                                                                    1998              1997
                                                                -------------     -------------
Cash flows from operating activities:
Net income                                                         $   422           $   609
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                  376               601
        Loss on disposal of property, plant and equipment                1                 4
        Provision for doubtful accounts                                  1                28

   Changes in assets and liabilities:
        Accounts receivable                                         (2,123)            2,244
        Inventories                                                  2,616              (157)
        Accounts payable                                             3,425            (1,424)
        Accrued liabilities                                             (3)              (64)
        Accrued consolidation charges                               (2,741)               --
        Income taxes receivable                                         --                58
        Income taxes payable                                            69                --
        Deferred revenue                                                --                (6)
        Deferred income taxes                                           --                 1
        Prepaid expenses and other assets                             (172)             (328)
                                                                   -------           -------

    Net cash provided by operating activities                        1,871             1,566
                                                                   -------           -------

Cash flows from investing activities:
Net proceeds from sale of property, plant and equipment                547                --
Additions to property, plant and equipment                            (316)             (390)
                                                                   -------           -------

    Net cash provided by (used in) investing activities                231              (390)
                                                                   -------           -------

Cash flows from financing activities:
Principal payments under capital leases                                (18)              (57)
Proceeds from issuance of common stock                                  25                35
                                                                   -------           -------

    Net cash provided by (used in ) financing activities                 7               (22)
                                                                   -------           -------

Net increase in cash and cash equivalents                            2,109             1,154

Cash and cash equivalents at beginning of period                     1,776               484
                                                                   -------           -------

Cash and cash equivalents at end of period                         $ 3,885           $ 1,638
                                                                   =======           =======

Supplemental disclosures:
Cash paid during the period for:
    Interest                                                       $     3           $     9
    Income taxes                                                        --                10

See accompanying notes to condensed consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the financial position as of September 27, 1998 and June 28, 1998, and the results of operations for the three months ended September 27, 1998 and September 28, 1997, and the statements of cash flows for the three months then ended. Interim results for the three months ended September 27, 1998 are not necessarily indicative of the results that may be expected for the year ending June 27, 1999. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1998. Certain reclassifications have been made to the Condensed Consolidated Statement of Operations for the three months ended September 28, 1997 to conform to the presentation for the three months ended September 27, 1998. References to dollar amounts are in thousands, except share data, unless otherwise specified.


2.   Inventories

     Inventories, net, are summarized as follows:

                                   September 27,        June 28,
                                       1998               1998
                                   -------------        --------

           Raw materials             $1,802              $3,926
           Work-in-process                -                 273
           Finished goods             5,488               5,707
                                      -----               -----

                                     $7,290              $9,906
                                      =====               =====

3.   Earnings per Share

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

     Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of outstanding stock options is reflected in diluted earnings per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

                                                              Three Months Ended
                                                         -------------   -------------
                                                         September 27,   September 28,
                                                             1998            1997
                                                         -------------   -------------
         Numerator:
             Net income                                     $  422         $  609
                                                            ======         ======

         Denominator:
             Denominator for basic earnings per share -
               weighted average shares outstanding           6,133          6,103

             Effect of dilutive securities:
               Dilutive options outstanding                    281            209
                                                            ------         ------

             Denominator for diluted earnings per
               share - adjusted weighted average shares      6,414          6,312
                                                             =====          =====


         Basic earnings per share                           $ 0.07         $ 0.10
                                                            ======         ======

         Diluted earnings per share                         $ 0.07         $ 0.10
                                                            ======         ======


     Options to purchase 274,895 shares of common stock at prices in excess of $9.50 per share were outstanding at September 27, 1998, but were not included in the computation of diluted earnings per share for the three month period then ended. Options to purchase 298,450 shares of common stock at prices in excess of $16.16 per share were outstanding at September 28, 1997, but were not included in the computation of diluted earnings per share for the three month period then ended. These options were excluded from the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during the respective periods, and therefore, the effect would be antidilutive.

4.   Commitments and Contingencies

     As a result of Emulex Caribe, the Company's former Puerto Rico subsidiary, entering into a tax-free plan of liquidation for U.S. income tax purposes in May 1998, the Company submitted a Ruling Request to Puerto Rico's Secretary of the Treasury ("Treasury"). The Company is requesting that the Treasury rule in the Company's favor as to the tax-free treatment of the liquidation for Puerto Rico income tax purposes. The Company believes it will be able to obtain Treasury approval on the Ruling Request; however, if the Company is unable to obtain this approval, the Company's results of operations, financial condition and/or liquidity would be materially adversely affected.

     The Company is currently undergoing an examination by the California Franchise Tax Board of the Company's 1989, 1990 and 1991 California income tax returns. It is anticipated that this examination will be completed during the current fiscal year. The Company is also undergoing examination by the Internal Revenue Service of Emulex Caribe's 1995 U.S. tax return. The Company does not anticipate that the examination by the Internal Revenue Service will be resolved during the current fiscal year. It is management's belief that the outcome of these examinations will not have a material adverse effect on the Company's consolidated financial position.

5.   Subsequent Event

     On October 29, 1998, the Company completed the sale of its manufacturing facility in Dorado, Puerto Rico. During the second quarter ending December 27, 1998, the Company will receive net proceeds of approximately $2,400 in cash associated with the sale of the property, which will result in a gain of approximately $750. In conjunction with the sale of this facility and the completion of the final transition of manufacturing, the Company expects to incur additional charges in the second quarter that could offset some or all of the gain.

Part I.  Item 2.
----------------

                       EMULEX CORPORATION AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                             (dollars in thousands)

SUBSEQUENT EVENT

On October 29, 1998, the Company completed the sale of its manufacturing facility located in Puerto Rico as discussed in note 5 to the Condensed Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, the discussions in this Form 10-Q in general may contain certain forward-looking statements. In addition, when used in this Form 10-Q, the words "anticipates," "believes," "expects" and similar expressions are intended to identify forward-looking statements. Actual future results could differ materially from those described in the forward-looking statements as a result of factors discussed in "Risk Factors" set forth herein, and in the Company's most recently filed Annual Report on Form 10-K. The Company cautions the reader, however, that these lists of risk factors may not be exhaustive. The Company expressly disclaims any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances.

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

                                          Percentage of Net Revenues
                                          For the Three Months Ended
                                        ------------------------------
                                        September 27,    September 28,
                                            1998             1997
                                        -------------    -------------
Net revenues                                100.0%          100.0%
Cost of sales                                59.4            59.2
                                            -----           -----
     Gross profit                            40.6            40.8

Operating expenses:
  Engineering and development                18.8            16.0
  Selling and marketing                      11.6            13.1
  General and administrative                  7.0             7.3
                                            -----           -----
      Total operating expenses               37.4            36.4
                                            -----           -----

      Operating income                        3.2             4.4

Nonoperating income                           0.1             0.1
                                            -----           -----

      Income before income taxes              3.3             4.5

Income tax provision                          0.3             0.4
                                            -----           -----

      Net income                              3.0%            4.1%
                                            =====           =====

NET REVENUES

Net revenues for the quarter ended September 27, 1998 were $14,051, a decrease of $956, or 6 percent, from $15,007 in the comparable quarter of the prior fiscal year. Net revenues for the quarter consisted of $10,299 from sales to OEMs, $3,305 from sales sold through distribution channels and $447 from sales directly to end users. This represents a reduction in distribution net revenues of $924, or 22 percent, and a reduction in sales to end-users of $429, or 49 percent when compared to the quarter ended September 28, 1997. These decreases in net revenues were partially offset by an increase in net revenues from sales to OEMs of $397, or 4 percent.

From a product line perspective, net revenues from the Company's fibre channel product line for the first quarter of fiscal 1999, were $5,432, or 39 percent of net revenues, an increase of $257, or 5 percent, versus the first quarter of fiscal 1998. Shipments in this emerging market have continued to be primarily to domestic OEMs. The Company anticipates that future revenue from this product line will be a function of continued demand from OEMs which are currently shipping fibre channel products, launches of new fibre channel based systems by the Company's OEMs, additional design wins and increased distribution sales as this emerging market continues to develop. Net revenues from the Company's printer server product line accounted for $5,031, or 36 percent of net revenues, a decrease of $547, or 10 percent, for the quarter compared to the same period of the prior fiscal year. This decrease in printer server net revenues was principally due to lower average selling price and ongoing maturation in standard printer servers sold through distribution as demand for after-market solutions has decreased as more OEMs are shipping network-ready printers. However, this decrease in distribution sales of the Company's standard printer servers was partially offset by increased sales of printer servers to OEMs during the first quarter of fiscal 1999 versus the comparable quarter of fiscal 1998. Net revenues from network access products of $3,370 comprised 24 percent of the Company's net revenues for the quarter ended September 27, 1998. This represents a decrease of $563, or 14 percent, from the same period of the prior fiscal year in this mature product area. The Company expects net revenues from network access products to show continued maturation over this fiscal year. Additionally, the Company has streamlined this product area because of the excessive start-up costs associated with initiating production at its contract manufacturer for lower volume and aging products. Net revenues from other miscellaneous product lines were $218 for the first quarter of fiscal 1999 compared to $321 for the first quarter of fiscal 1998.

Although fibre channel represented 39 percent of net revenues for the quarter ended September 27, 1998, the market is an emerging technology and there can be no assurance that the Company's products will adequately meet the requirements of the market, or achieve market acceptance. Because the Company's fibre channel products are designed to provide both an input/output and a networking connection between computers and storage devices, the future revenues of the fibre channel product line depend on the availability of other fibre channel products not manufactured or sold by the Company. Furthermore, the Company's fibre channel products are dependent upon components supplied by third parties for this emerging technology and there can be no assurance that these components will be available at a competitive price and in the quantities desired, or if available, will function as needed.

GROSS PROFIT

For the quarter ended September 27, 1998, gross profit decreased $419, or 7 percent, to $5,708 compared to $6,127 in the same quarter of the previous fiscal year. Gross profit as a percentage of net revenues remained relatively unchanged from the same period of fiscal 1998 at 41 percent.

OPERATING EXPENSES

For the first quarter of fiscal 1999, operating expenses were $5,251, a decrease of $213, or 4 percent, compared to $5,464 for the first quarter of the prior fiscal year primarily as a result of the streamlining actions that accompanied the Company's decision to outsource manufacturing, as discussed below. Engineering and development expenses increased $247, or 10 percent, to $2,640 for the first quarter of fiscal 1999 compared to $2,393 in the same quarter of fiscal 1998 as the Company continued to heavily invest in its fibre channel product development. Selling and marketing expenses decreased by $343, or 17 percent, to $1,627 for the quarter ended September 27, 1998, in contrast to $1,970 for the corresponding period of the prior year as a result of the streamlining of the Company's products and related sales and marketing efforts. Additionally, general and administrative expenses decreased by $117, or 11 percent, to $984 for the first quarter compared to $1,101 in the equivalent quarter of the prior fiscal year primarily due to reduced staffing levels.

On March 25, 1998, the Company announced plans to outsource the manufacturing of its product lines to K*TEC Electronics, a contract manufacturing division of Kent Electronics with advanced manufacturing capabilities which the Company requires for its new generation fibre channel designs. The Company made this strategic decision in an attempt to reduce required future capital expenditures and production costs, as well as to take advantage of K*TEC Electronics' consolidated purchasing power and materials management capabilities. This announcement resulted, among other things, in the decision to close the Company's Puerto Rican manufacturing subsidiary, to streamline the Company's product offerings of some of its more mature, lower volume products (primarily in the network access product lines), and to close selected sales offices. During the quarter ended September 27, 1998, the Company utilized $2,741 of its consolidation accrual primarily on severance of 44 employees and other costs related to the closure of the Company's Puerto Rican manufacturing facility. Some actions to complete this consolidation plan are still in process. As of September 27, 1998, the remaining consolidation accrual was $432 and the Company's workforce still included one employee to be terminated as a part of this consolidation plan. The Company expects that this plan will be substantially complete by the end of the second quarter of fiscal 1999.

NONOPERATING INCOME

Nonoperating income for the quarter ended September 27, 1998 remained relatively unchanged at $12 compared to $14 for the quarter ended September 28, 1997. Nonoperating income consists primarily of interest income and expense and to a lesser extent some foreign currency exchange gain or loss.

INCOME TAXES

For the quarter ended September 27, 1998, the Company recorded a 10 percent tax provision on its pre-tax net income in the amount of $47.

As a result of Emulex Caribe, the Company's former Puerto Rico subsidiary, entering into a tax-free plan of liquidation for U.S. income tax purposes in May 1998, the Company submitted a Ruling Request to Puerto Rico's Secretary of the Treasury ("Treasury"). The Company is requesting that the Treasury rule in the Company's favor as to the tax-free treatment of the liquidation for Puerto Rico income tax purposes. The Company believes it will be able to obtain Treasury approval on the Ruling Request; however, if the Company is unable to obtain this approval, the Company's results of operations, financial condition and/or liquidity would be materially adversely affected.

During the quarter ended September 27, 1998, the Company received approval on its Closing Agreement submitted July 1998 to the Secretary of the Treasury of Puerto Rico. The Closing Agreement was filed in connection with the liquidating distribution received by the Company from Emulex Caribe and the offset of Caribe's net operating losses, excess income tax payments and withholding payments against the tax due on the distribution. Total tollgate tax calculated to be due on the liquidating distribution, after reduction for net operating losses allowed, was $301. This liability was further reduced by previous payments allowed in the amount of $279 for a net liability paid during the current quarter of $22.

The Company is currently undergoing an examination by the California Franchise Tax Board of the Company's 1989, 1990 and 1991 California income tax returns. It is anticipated that this examination will be completed during the current fiscal year. The Company is also undergoing examination by the Internal Revenue Service of Emulex Caribe's 1995 U.S. tax return. The Company does not anticipate that the examination by the Internal Revenue Service will be resolved during the current fiscal year. It is management's belief that the outcome of these examinations will not have a material adverse effect on the Company's consolidated financial position.

YEAR 2000

The Company has considered the impact of Year 2000 issues on its products, computer systems and applications. The Company believes that all of its current products are Year 2000 compliant; however, some products previously sold by the Company may not be Year 2000 compliant. The Company believes it is prepared to update these older products as required under warranty for all Year 2000 issues that the Company has been able to identify. Furthermore, the Company believes that the related financial exposure for any required updates to these older products is not material. Additionally, the Company has reviewed and tested its internal computer systems and applications. The Company believes it has identified all of the related Year 2000 compliance issues in this area. The majority of these issues have already been corrected. The Company anticipates that the remaining remediation related to its computer systems and applications will be completed by the end of June 1999. These reviews, tests and corrections have not resulted in substantial expenditures to date. Furthermore, the Company does not anticipate any material expenditures in the future related to these issues. The Company is in the process of completing a survey of its suppliers and financial institutions to evaluate their Year 2000 compliance plans and state of readiness and to determine whether any Year 2000 issues will impede the ability of such suppliers to continue to provide goods and services to the Company. The Company has yet to conduct a survey of its customers. As the Company has not yet completed its full Year 2000 assessment, the Company has not developed a contingency plan. The Company anticipates that its full Year 2000 review, necessary remediation actions and contingency plan will be substantially complete by the end of June 1999. Management believes that the most likely worst case scenario related to the Year 2000 that the Company may experience would be either an inability to obtain inventory components from suppliers or delays in receiving orders or payments from customers due to Year 2000 problems experienced by these third parties. These events, if experienced, could have a material adverse effect on the Company's business, results of operations, financial position and/or liquidity. For an additional discussion of Year 2000 issues, please review the "Risk Factors" set forth elsewhere herein.

NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement 131, "Disclosure about Segments of an Enterprise and Related Information." The new statement is effective for fiscal years beginning after December 15, 1997. The Company believes the impact of adopting this new standard on the consolidated financial statements will not be material.

In June 1998, the FASB issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities." The new statement established accounting and reporting standards for derivative instruments and for hedging activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not expect the adoption of Statement 133 to have a material impact on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased by $2,109 during the first quarter of fiscal 1999 from $1,776 to $3,885 as of September 27, 1998. Operating activities, which include changes in working capital balances, provided $1,871 of cash and cash equivalents for the quarter compared to providing $1,566 of cash and cash equivalents during the first quarter of the prior fiscal year. Investing activities, which were limited to the acquisition and disposition of property, plant and equipment, provided $231 of cash and cash equivalents in the quarter compared to using $390 in the comparable period of fiscal 1998, as the Company completed the sale of its production equipment from its former manufacturing facility in Puerto Rico. Net financing activities, which were limited to payments under capital lease obligations and proceeds from the exercise of employee stock options, provided $7 of cash and cash equivalents during the first quarter of fiscal 1999 compared to using $22 of cash and cash equivalents in the same period of the prior year. As of September 27, 1998, the Company had a remaining consolidation accrual of $432 for severance and related costs which the Company anticipates will be paid over the next twelve months. Additionally, on October 29, 1998, the Company completed the sale of its manufacturing facility in Puerto Rico as discussed in note 5 to the Condensed Consolidated Financial Statements set forth elsewhere herein.

In addition to its cash balances, the Company has a line of credit of up to $10,000 with Silicon Valley Bank which is available through September 1999, unless extended by the parties. The Company last utilized the line of credit in the quarter ended September 28, 1997. There were no borrowings outstanding under this line at September 27, 1998 or June 28, 1998. Under the terms of the line of credit, the Company has granted Silicon Valley Bank a security interest in its accounts receivable, inventories, equipment and other property. The line of credit requires the Company to satisfy certain financial and other covenants and conditions, including prescribed levels of tangible net worth, profitability and liquidity. In the event the Company fails to comply with any financial or other covenant in its loan agreement, the line of credit could become unavailable to the Company. In addition, after borrowings have been made under the line of credit, a failure to continue to satisfy such covenants would constitute an event of default, giving rise to the various remedies available to a secured lender. As of September 27, 1998, the Company was in compliance with all covenants of the line of credit; however, there can be no assurance that the Company will continue to satisfy the financial and other covenants and conditions of the line of credit or that the line of credit will continue to be available to meet the Company's liquidity requirements. The Company believes that borrowings under the line of credit may be required periodically during the next twelve months.

The Company believes that its existing cash balances, facilities and equipment leases, anticipated cash flows from operating activities and available borrowings under its line of credit will be sufficient to support its working capital needs and capital expenditure requirements for the next twelve months. However, the Company has experienced reductions in revenue levels, significant losses from operations and large fluctuations in the timing of significant customer orders on a quarterly basis. The Company's ability to meet its future liquidity requirements is dependent upon its ability to operate profitably or, in the absence thereof, to borrow on its line of credit and/or to arrange additional financing. If the Company were to experience losses at the rate experienced in fiscal 1998, additional debt or equity financing may be required within the next twelve months. There can be no assurances that revenues will remain at current levels or improve or that the Company would be profitable at such revenue levels. In addition, there can be no assurances that the Company may not be required to utilize its line of credit even during profitable periods for various reasons including, but not limited to, the timing of inventory purchases, customer orders and shipments, and/or expenditures in connection with the Company's closure of its Puerto Rican manufacturing facility. Furthermore, there can be no assurances that future requirements to fund operations will not require the Company to draw on its line of credit again or seek additional financing, or that such line of credit or additional financing will be available on terms favorable to the Company and its stockholders, or at all.

BUSINESS ENVIRONMENT AND RISK FACTORS

RISK FACTORS

HISTORY OF LOSSES; FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

The Company incurred a net loss of $10,838 for the year ended June 28, 1998. Fiscal 1998 included $1,899 of incremental inventory reserves and $10,646 of consolidation charges in conjunction with the planned closure of the Company's Puerto Rican manufacturing operations. While the Company has generated net income for seven of the last eight quarters, there can be no assurances that revenues will remain at current levels or improve or that the Company would be profitable at such revenue levels.

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

Reliance on OEMs, Distributors and Key Customers

In the quarter ended September 27, 1998, the Company derived approximately 73 percent of its net revenues from OEMs and 24 percent from distributors. In the comparable quarter of the prior fiscal year, the Company derived approximately 66 percent and 28 percent of its net revenues from OEMs and distributors, respectively. The Company's agreements with distributors and OEMs are typically non-exclusive and in many cases may be terminated by either party without cause. Furthermore, many of the Company's distributors and OEMs carry or utilize competing product lines. There can be no assurance that the Company will retain its current OEMs or distributors or that it will be able to recruit additional or replacement OEMs or distributors. The loss of important distributors or OEMs would adversely affect the Company's business, results of operations, financial condition and/or liquidity. The Company negotiates individual agreements with the majority of its OEMs and distributors. Although these agreements are substantially standardized, due to the individual negotiations, variances do occur. Furthermore, some of these agreements may provide for discounts based on expected or actual volumes of products purchased or resold in a given period and do not require minimum purchases. Certain of these agreements provide manufacturing rights and access to source code upon the occurrence of specified conditions or defaults. The Company expects that certain of its OEMs could in the future develop competitive products and, if they were to do so, they could decide to terminate their relationship with the Company. Any reduction or delay in sales of the Company's products by its OEMs or distributors could have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

For the quarter ended September 27, 1998, IBM Corporation represented 18 percent of net revenues. In the comparable quarter of the prior fiscal year, Sequent Computer Systems represented 20 percent of net revenues. Furthermore, the Company's top five customers accounted for 46 percent and 43 percent of net revenues for the quarters ended September 27, 1998 and September 28, 1997, respectively.

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

Concentration of OEM Customers

Historically, revenues from the Company's top OEM customers have accounted for a significant portion of net revenues. For the quarters ended September 27, 1998 and September 28, 1997, the Company's top five OEM customers accounted for 45 percent and 41 percent of the Company's net revenues, respectively. Although the Company has attempted to expand its base of OEMs, there can be no assurance that its revenues in the future will not be similarly derived from a limited number of OEM customers. The Company's largest OEM customers vary to some extent from period to period as product cycles end, contractual relationships expire and new products and customers emerge. Many of the arrangements with the Company's OEMs are provided on a project-by-project basis, are terminable with limited or no notice, and, in certain instances, are not governed by long-term agreements. No assurance can be given as to the ability or willingness of any of the Company's OEMs to continue utilizing the Company's products and technology. The Company also is subject to credit risk associated with the concentration of its accounts receivable from these OEMs. Any loss or significant decrease in the Company's current OEMs or any failure of the Company to replace its existing OEMs, or any delay in or failure to receive the payments due to the Company from such OEMs would have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

Dependence on Emerging Fibre Channel Market and
Acceptance of Fibre Channel Standard

The Company has invested and continues to invest substantially in the engineering of products to address the fibre channel market, which is at an early stage of development, is rapidly evolving and is attracting an increasing number of market entrants. The Company's investment in fibre channel designs represented over 70% of the Company's engineering and development expenditures for the quarter ended September 27, 1998. The Company's future success in the fibre channel market will depend to a significant degree upon broad market acceptance of fibre channel technology. Competing or alternative technologies, including Gigabit Ethernet and SCSI, are being, or are likely in the future to be, promoted by current and potential competitors of the Company, some of which have well-established relationships with current and potential customers of the Company, extensive knowledge of the markets served by the Company, better name recognition and more extensive development, sales and marketing resources than the Company. The Company's success will be dependent in part on the ability of the Company's OEM customers, as well as the Company, to develop new products that provide the functionality, performance, speed and network connectivity demanded by the market at acceptable prices, and to convince end users to adopt fibre channel technology. While the Company has secured numerous design wins for its fibre channel products from its OEM customers, nearly all of these customers are currently developing systems that incorporate the Company's products, and only a limited number of OEM customers have shipped products that incorporate the Company's fibre channel products. To the extent these customers are unable to or otherwise do not deploy or ship systems that incorporate the Company's products, or if these systems are not commercially successful, this would have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity. The Company believes the fibre channel market will continue to expand, and that the Company's investment in the fibre channel market represents a significant portion of the Company's opportunities for revenue growth and profitability in the future. However, there can be no assurance that customers will choose the Company's technology for use, or that fibre channel products will gain market acceptance. If the fibre channel market fails to develop, develops more slowly than anticipated or attracts competitors (as discussed below), or if the Company's products do not achieve market acceptance, the Company's business, results of operations, financial condition and/or liquidity would be materially adversely affected.

Competition

The Company's products are targeted at the fibre channel, printer server and network access markets. The markets for the Company's products are highly competitive and are characterized by rapid technological advances, price erosion, frequent new product introductions and evolving industry standards. In the fibre channel market, the Company primarily competes against Hewlett-Packard, QLogic Corporation, LSI Logic's Symbios product line, Vixel, Gadzoox Microsystems and to a lesser extent against several smaller companies. In the printer server market, the Company competes directly against a number of smaller companies and indirectly against Hewlett-Packard and Lexmark, the two largest printer vendors, who primarily use their own internally developed printer servers. In the network access market, the Company competes against numerous networking companies who offer network access solutions. The Company expects that other companies will enter its markets, particularly the new and evolving fibre channel market. Additionally, although the Company has development agreements with many of its customers, these agreements are not exclusive, and it is not uncommon, especially with an emerging technology, for OEMs to arrange second source agreements to meet their requirements. Furthermore, the Company's OEM customers may in the future develop competitive products or purchase from the Company's competitors, and may then decide to terminate their relationships with the Company.

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

The Company has in the past engaged, and expects that it will continue in the future to engage, in joint development projects with third parties. Joint development creates several risks for the Company, including loss of control over the development of aspects of the jointly developed product and over the timing of product availability. There can be no assurance that joint development activities will result in products, or that any products developed will be commercially successful or available in a timely fashion.

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

Risks Associated With Transition From Puerto Rican Manufacturing Facility To Subcontracted Manufacturer

The Company is completing the transition of the manufacture of its product lines from its former Puerto Rican manufacturing facility to a contract manufacturer located in Texas. The Company expects this transition to be completed during the second quarter of fiscal 1999. Any unanticipated delays or issues related to events such as the transfer of test equipment, supply of components, loss of key personnel and/or production start up at the Company's contract manufacturer, as well as any unanticipated events, could have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity. Furthermore, if for any reason, the Company's selected contract manufacturer is unable or unwilling to complete, or experiences any significant delays in completing, the production runs for the Company during the transition period or in the future, the Company's resulting inability to supply product and/or costs to qualify and shift production to an alternative manufacturing facility would have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

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

Risks Associated with International Operations and Regulatory Standards

During the quarter ended September 27, 1998, sales in the United States, Europe and the Pacific Rim countries accounted for 69 percent, 25 percent and 6 percent of the Company's net revenues, respectively. During the comparable quarter of the prior fiscal year, sales in the United States, Europe and the Pacific Rim countries accounted for 75 percent, 20 percent and 5 percent of the Company's net revenues, respectively. The Company expects that sales in the United States and Europe will continue to account for the substantial majority of the

Company's revenues for the foreseeable future. There can be no assurance that the Company will achieve significant penetration in other markets.

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

Year 2000 Issue

The Year 2000 issue is the result of computer programs, microprocessors and embedded date reliant systems using two digits rather than four to define the applicable year. If such programs are not corrected, date data concerning the Year 2000 could cause many systems to fail or generate erroneous information. The Company considers a product to be "Year 2000 compliant" if the product's performance and functionality are unaffected by processing of dates prior to, during and after the Year 2000. The Company believes its current products are Year 2000 compliant, although older products previously sold by the Company which may still be covered under warranty may not be Year 2000 compliant. The Company believes it is prepared to update these older products as required under warranty for all issues that the Company has been able to identify. However, there can be no assurance that all potential Year 2000 issues have been identified and will be successfully resolved to the customers' satisfaction. Consequently, litigation may be brought against vendors, including the Company. Any such claims, with or without merit, could result in a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

The Company has committed resources in an attempt to identify and correct potential Year 2000 issues, both in its products and in its internal computer systems and applications, as well as to identify those of third parties which could impact the Company. The Company believes it has identified and either corrected or has a plan in place to correct any Year 2000 issues related to its products and internal computer systems. However, the Company relies in various ways, both domestically and internationally, upon government agencies, utility companies, telecommunication companies and other service providers. The Company is in the process of completing a survey of its suppliers and financial institutions to evaluate their Year 2000 compliance plans and state of readiness and to determine whether any Year 2000 issues will impede the ability of such suppliers to continue to provide goods and services to the Company. The Company has yet to conduct a survey of its customers. There can be no assurance that all such suppliers, government agencies, customers, financial institutions and other third parties will not suffer business disruption caused by a Year 2000 issue. Management believes that the most likely worst case scenario related to the Year 2000 that the Company may experience would be either an inability to obtain inventory components from suppliers or delays in receiving orders or payments from customers due to Year 2000 problems experienced by these third parties. Such failures could have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

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


Date:  November 11, 1998



                                     EMULEX CORPORATION



                                     By: /s/ Paul F. Folino
                                         ---------------------------------------
                                         Paul F. Folino
                                         President and Chief Executive Officer





                                     By: /s/ Michael J. Rockenbach
                                         ---------------------------------------
                                         Michael J. Rockenbach
                                         Vice President and
                                         Chief Financial Officer
                                         (Principal Financial & Chief Accounting
                                         Officer)

                                 EXHIBIT INDEX


Exhibit Number                     Description
--------------                     -----------

     27.1                          Financial Data Schedule