Form 10-Q
period 1998-12-27
EMULEX CORP /DE/
filed 1999-02-10
CIK 350917

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 27, 1998

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

                     ---------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

As of February 4, 1999, the registrant had 6,158,891 shares of common stock outstanding.


================================================================================

                       EMULEX CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                          PAGE

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
   December 27, 1998 and June 28, 1998                                     2

Condensed Consolidated Statements of Operations
   Three and six months ended December 27, 1998
   and December 28, 1997                                                   3

Condensed Consolidated Statements of Cash Flows
   Six months ended December 27, 1998
   and December 28, 1997                                                   4

Notes to Condensed Consolidated Financial Statements                       5

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                8


Part II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders              18

Item 6.  Exhibits and Reports on Form 8-K                                 18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       EMULEX CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)
                                   (unaudited)


                                                                   December 27,         June 28,
Assets                                                                 1998               1998
                                                                  -------------      -------------

Current assets:
  Cash and cash equivalents                                       $       4,425      $       1,776
  Accounts and other receivables, net                                    14,054             12,141
  Inventories, net                                                        7,426              9,906
  Prepaid expenses                                                          523                476
  Deferred  income taxes                                                     85                 85
                                                                  -------------      -------------
      Total current assets                                               26,513             24,384

Property, plant and equipment, net                                        2,877              5,112
Other assets                                                                670                661
                                                                  -------------      -------------
                                                                  $      30,060      $      30,157
                                                                  =============      =============
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                $       8,934      $       6,909
  Accrued liabilities                                                     3,640              4,105
  Accrued consolidation charges                                             422              3,173
  Income taxes payable and other current liabilities                        248                212
                                                                  -------------      -------------
      Total current liabilities                                          13,244             14,399

Deferred income taxes and other liabilities                               2,214              2,152
                                                                  -------------      -------------

                                                                         15,458             16,551
                                                                  -------------      -------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value; 1,000,000 shares
    authorized (150,000 shares designated as Series A
    Junior Participating Preferred Stock); none issued
    and outstanding                                                          --                 --
  Common stock, $0.20 par value; 20,000,000 shares
    authorized; 6,155,262 and 6,133,322 issued
    and outstanding at December 27, 1998 and
    June 28, 1998, respectively                                           1,231              1,227
  Additional paid-in capital                                              7,574              7,444
  Retained earnings                                                       5,797              4,935
                                                                  -------------      -------------

      Total stockholders' equity                                         14,602             13,606
                                                                  -------------      -------------

                                                                  $      30,060      $      30,157
                                                                  =============      =============


See accompanying notes to condensed consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)


                                                                Three Months Ended                    Six Months Ended
                                                          ------------------------------       ------------------------------
                                                          December 27,      December 28,       December 27,      December 28,
                                                              1998              1997               1998              1997
                                                          ------------      ------------       ------------      ------------

Net revenues                                              $     15,746      $     15,493       $     29,797      $     30,500
Cost of sales                                                    9,603             8,663             17,946            17,543
                                                          ------------      ------------       ------------      ------------
   Gross profit                                                  6,143             6,830             11,851            12,957
Operating expenses:
   Engineering and development                                   2,616             2,803              5,256             5,196
   Selling and marketing                                         1,812             1,940              3,439             3,910
   General and administrative                                      947             1,116              1,931             2,217
   Consolidation charges, net                                      317                --                317                --
                                                          ------------      ------------       ------------      ------------
     Total operating expenses                                    5,692             5,859             10,943            11,323
                                                          ------------      ------------       ------------      ------------

     Operating income                                              451               971                908             1,634

Nonoperating income                                                 38                51                 50                65
                                                          ------------      ------------       ------------      ------------

     Income before income taxes                                    489             1,022                958             1,699

Income tax provision (benefit)                                      49               (86)                96               (18)
                                                          ------------      ------------       ------------      ------------

     Net income                                           $        440      $      1,108       $        862      $      1,717
                                                          ============      ============       ============      ============

Net income per share:
   Basic                                                  $       0.07      $       0.18       $       0.14      $       0.28
                                                          ============      ============       ============      ============
   Diluted                                                $       0.07      $       0.18       $       0.13      $       0.27
                                                          ============      ============       ============      ============

Number of shares used in per share computations:
   Basic                                                         6,150             6,118              6,142             6,110
                                                          ============      ============       ============      ============
   Diluted                                                       6,761             6,330              6,618             6,321
                                                          ============      ============       ============      ============




See accompanying notes to condensed consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)


                                                                               Six Months Ended
                                                                         ------------------------------
                                                                         December 27,      December 28,
                                                                             1998              1997
                                                                         ------------      ------------
Cash flows from operating activities:
Net income                                                               $        862      $      1,717
   Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization                                              776             1,216
       Loss (gain) on disposal of property, plant and equipment                  (750)               97
       Provision for doubtful accounts                                              7                60
   Changes in assets and liabilities:
       Accounts receivable                                                     (1,920)            2,569
       Inventories                                                              2,480            (2,139)
       Accounts payable                                                         2,025              (222)
       Accrued liabilities                                                       (465)           (1,139)
       Accrued consolidation charges                                           (2,751)               --
       Income taxes receivable                                                     --               146
       Income taxes payable                                                        65                --
       Deferred revenue                                                            --                (6)
       Deferred income taxes                                                       --                 1
       Prepaid expenses and other assets                                           13              (190)
                                                                         ------------      ------------

   Net cash provided by operating activities                                      342             2,110
                                                                         ------------      ------------
Cash flows from investing activities:
Net proceeds from sale of property, plant and equipment                         2,994                --
Additions to property, plant and equipment                                       (785)             (960)
                                                                         ------------      ------------

   Net cash provided by (used in) investing activities                          2,209              (960)
                                                                         ------------      ------------
Cash flows from financing activities:
Principal payments under capital leases                                           (36)              (88)
Proceeds from issuance of common stock                                            134               158
                                                                         ------------      ------------

   Net cash provided by financing activities                                       98                70
                                                                         ------------      ------------

Net increase in cash and cash equivalents                                       2,649             1,220

Cash and cash equivalents at beginning of period                                1,776               484
                                                                         ------------      ------------

Cash and cash equivalents at end of period                               $      4,425      $      1,704
                                                                         ============      ============

Supplemental disclosures:
Cash paid during the period for:
   Interest                                                              $         56      $        140
   Income taxes                                                                    53                24


See accompanying notes to condensed consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the financial position as of December 27, 1998 and June 28, 1998, and the results of operations for the three and six months ended December 27, 1998 and December 28, 1997, and the statements of cash flows for the six months then ended. Interim results for the three and six months ended December 27, 1998 are not necessarily indicative of the results that may be expected for the year ending June 27, 1999. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1998. Certain reclassifications have been made to the Condensed Consolidated Statements of Operations for the three and six months ended December 28, 1997 to conform to the presentation for the three and six months ended December 27, 1998. References to dollar amounts are in thousands, except share data, unless otherwise specified.


2.   Inventories

     Inventories, net, are summarized as follows:

                                   December 27,       June 28,
                                       1998             1998
                                   ------------    ------------
          Raw materials            $      1,009    $      3,926
          Work-in-process                    --             273
          Finished goods                  6,417           5,707
                                   ------------    ------------

                                   $      7,426    $      9,906
                                   ============    ============

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

                                                                     Three Months Ended               Six Months Ended
                                                                ----------------------------    ----------------------------
                                                                December 27,    December 28,    December 27,    December, 28
                                                                    1998            1997            1998            1997
                                                                ------------    ------------    ------------    ------------

Numerator:
    Net Income                                                  $        440    $      1,108    $        862    $      1,717
                                                                ============    ============    ============    ============

Denominator:
    Denominator for basic earnings per
      share - weighted average shares outstanding                      6,150           6,118           6,142           6,110

    Effect of dilutive securities:
      Dilutive options outstanding                                       611             212             476             211
                                                                ------------    ------------    ------------    ------------

    Denominator for diluted earnings per
      share - adjusted weighted average shares                         6,761           6,330           6,618           6,321
                                                                ============    ============    ============    ============


Basic earnings per share                                        $       0.07    $       0.18    $       0.14    $       0.28
                                                                ============    ============    ============    ============

Diluted earnings per share                                      $       0.07    $       0.18    $       0.13    $       0.27
                                                                ============    ============    ============    ============


     Options to purchase 85,100 shares of common stock at prices in excess of $21.54 per share were outstanding at December 27, 1998, but were not included in the computation of diluted earnings per share for the three month period then ended. Furthermore, options to purchase 147,600 shares of common stock at prices in excess of $15.52 per share were outstanding at December 27, 1998, but were not included in the computation of diluted earnings per share for the six month period then ended. Options to purchase 209,862 shares of common stock at prices in excess of $16.51 per share were outstanding at December 28, 1997, but were not included in the computation of diluted earnings per share for the three month period then ended. Additionally, options to purchase 210,862 shares of common stock at prices in excess of $16.33 per share were outstanding at December 28, 1997, but were not included in the computation of diluted earnings per share for the six month period then ended. These options were excluded from the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during the respective periods, and therefore, the effect would be antidilutive.


4.   Consolidation Charges

     On March 25, 1998, the Company announced plans to outsource the manufacturing of its product lines to K*TEC Electronics, a division of Kent Electronics Corporation. The Company made this strategic decision in an attempt to reduce required future capital expenditures and production costs, as well as to take advantage of K*TEC Electronics' consolidated purchasing power and materials management capabilities. This announcement resulted, among other things, in the decision to close the Company's Puerto Rican manufacturing subsidiary, to streamline the Company's product offerings of some of its more mature, lower volume products (primarily in the network access product lines), and to close selected sales offices. As a result of these actions, the Company anticipated a worldwide reduction of approximately 130 full-time employees and 45 temporary workers in Puerto Rico. During the quarter ended December 27, 1998, the Company completed the sale of its former manufacturing facility in Puerto Rico which resulted in a gain of $777. Additionally, during the quarter, as the Company essentially completed this consolidation plan including all remaining headcount reductions, the Company recognized additional consolidation expenses of $1,094 related to severance and other asset impairment charges. As of December 27, 1998, this consolidation plan was substantially complete, and the remaining consolidation accrual of $422 is primarily for remaining severance and related payments to be made over the next nine months.

5.   Commitments and Contingencies

     During the quarter ended December 27, 1998, the Company received a favorable response to the Ruling Request it submitted in July 1998 to the Puerto Rico Secretary of the Treasury (the "Secretary"). The liquidation of Emulex Caribe, a subsidiary of the Company, was structured to qualify for tax-free liquidation treatment under the provisions of both the U.S. and Puerto Rico Internal Revenue Code. The Secretary has agreed that neither Emulex nor Emulex Caribe will recognize a gain or loss as a result of the liquidation.

     The Company is currently undergoing an examination by the California Franchise Tax Board for the Company's 1989, 1990 and 1991 California income tax returns. It is anticipated that this examination will be completed during the current fiscal year. The Company is also undergoing examination by the Internal Revenue Service of Emulex Caribe's 1995 U.S. tax return. The Company does not anticipate that the examination by the Internal Revenue Service will be resolved during the current fiscal year. It is management's belief that the outcome of these examinations will not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

COMPANY OVERVIEW

Emulex Corporation is a leading designer of high-performance network connectivity products including fibre channel, printer server and network access products. The Company's hardware and software-based networking solutions improve communication in computer networks and enhance data flow between computers and peripherals. The Company markets to original equipment manufacturers ("OEMs") and end users through its own worldwide selling organization, as well as two-tier distribution partners.

RESULTS OF OPERATIONS

The following table sets forth the percentage of net revenues represented by selected items from the unaudited Condensed Consolidated Statements of Operations. This table should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere herein.


                                         Percentage of Net Revenues          Percentage of Net Revenues
                                         For the Three Months Ended           For the Six Months Ended
                                        -----------------------------      -----------------------------
                                        December 27,     December 28,      December 27,     December 28,
                                            1998             1997              1998             1997
                                        ------------     ------------      ------------     ------------

Net revenues                                 100.0%           100.0%            100.0%           100.0%
Cost of sales                                 61.0             55.9              60.2             57.5
                                          --------         --------          --------         --------
    Gross profit                              39.0             44.1              39.8             42.5
Operating expenses:
  Engineering and development                 16.6             18.1              17.6             17.0
  Selling and marketing                       11.5             12.5              11.5             12.8
  General and administrative                   6.0              7.2               6.5              7.3
  Consolidation charges, net                   2.0               --               1.0               --
                                          --------         --------          --------         --------
      Total operating expenses                36.1             37.8              36.6             37.1
                                          --------         --------          --------         --------

      Operating income                         2.9              6.3               3.0              5.4

Nonoperating income                            0.2              0.3               0.2              0.2
                                          --------         --------          --------         --------

      Income before income taxes               3.1              6.6               3.2              5.6

Income tax provision (benefit)                 0.3             (0.6)              0.3               --
                                          --------         --------          --------         --------

      Net income                               2.8%             7.2%              2.9%             5.6%
                                          ========         ========          ========         ========

NET REVENUES

Net revenues for the three months ended December 27, 1998, were $15,746, an increase of $253, or 2 percent, from the comparable period of the prior fiscal year. Net revenues sold through distribution for the three month period were $4,502, an increase of $444, or 11 percent, over the same period of the preceding fiscal year. This increase was due to higher sales of the Company's fibre channel products sold through distribution. Net revenues for the three month period from sales to OEMs were $10,872, a decrease of $121, or 1 percent, compared to the same period of the prior fiscal year. Additionally, net revenues from sales to end users were $372 which represented a decrease of $70, or 16 percent, when compared to the same period of the previous fiscal year.

Net revenues for the six months ended December 27, 1998, were $29,797, a decrease of $703, or 2 percent, compared to the six month period of the prior fiscal year. This reduction was due to a decrease in net revenues from distribution of $480, or 6 percent, to $7,807, as well as a decrease in net revenues from end-user sales of $499, or 38 percent, to $819, from the comparable period of the preceding fiscal year. These decreases from the first six months of fiscal 1998 were partially offset by an increase in net revenues from sales to OEMs of $276, or 1 percent, to $21,171 for the first six months of fiscal 1999.

From a product line perspective, net revenues from the Company's fibre channel product line for the three and six month periods ended December 27, 1998, were $7,878, or 50 percent of net revenues, and $13,310, or 45 percent of net revenues, respectively. When compared to the same relative periods of the preceding fiscal year, that equates to an increase of $2,982, or 61 percent, for the three month period and an increase of $3,239, or 32 percent, for the six month period. The Company anticipates that future revenue from its fibre channel product line will be a function of continued demand from OEMs which are currently shipping fibre channel products, launches of new fibre channel based systems by the Company's OEMs, additional design wins and increased distribution sales as this emerging market continues to develop. Net revenues from the Company's printer server product line accounted for $4,401, or 28 percent of net revenues, and $9,432, or 32 percent of net revenues, for the three and six month periods ended December 27, 1998, respectively. This represents decreases in net revenues from printer servers of $1,691, or 28 percent, and $2,238, or 19 percent, for the three and six month periods, respectively, compared to the same relative periods of the prior fiscal year. These decreases in printer server net revenues were principally due to lower average selling prices and ongoing maturation of this product line. Net revenues from network access products were $3,342, or 21 percent of the Company's net revenues, for the three month period ended December 27, 1998. For the six month period, network access product line net revenues were $6,712, or 22 percent of the Company's net revenues. Compared to the three and six month periods of the preceding fiscal year, net revenues for this mature product area decreased by $907, or 21 percent, and $1,470, or 18 percent, respectively. The Company expects net revenues from network access products to show continued maturation in the future. Additionally, the Company has streamlined this product area because of the excessive start-up costs associated with initiating production at its contract manufacturer for lower volume and aging products. Net revenues from other miscellaneous product lines decreased by $131, or 51 percent, to $125 for the three month period and by $234, or 41 percent, to $343 for the six month period ended December 27, 1998, compared to the same relative periods of the prior fiscal year.

Although fibre channel represented 50 and 45 percent of net revenues for the three and six month periods ended December 27, 1998, respectively, the market is an emerging technology and there can be no assurance that the Company's products will adequately meet the requirements of the market, or achieve market acceptance. Additionally, because the Company's fibre channel products are designed to provide both an input/output and a networking connection between computers and storage devices, the future revenues of the fibre channel product line depend on the availability of other fibre channel products not manufactured or sold by the Company. Furthermore, the Company's fibre channel products are dependent upon components supplied by third parties for this emerging technology and there can be no assurance that these components will be available at a competitive price and in the quantities desired, or if available, will function as needed.

GROSS PROFIT

For the three and six month periods ended December 27, 1998, gross profit decreased by $687, or 10 percent, to $6,143 and by $1,106, or 9 percent, to $11,851, respectively, when compared to the corresponding periods of the prior fiscal year. Gross profit as a percentage of net revenues decreased to 39 percent for the quarter from 44 percent in the comparable quarter of last fiscal year. For the first six months of fiscal 1999, gross profit as a percentage of net revenues decreased to 40 percent from 43 percent in the comparable period of fiscal 1998. This reduction in gross profit as a percentage of net revenues is primarily the result of average selling price erosion and a greater percentage of lower margin products within the Company's mature product lines: printer servers and network access.

OPERATING EXPENSES

Operating expenses for the three months ended December 27, 1998, were $5,692, a decrease of $167, or 3 percent, compared to $5,859 for the same period of the prior fiscal year. For the six month period, operating expenses were $10,943, a decrease of $380, or 3 percent, compared to $11,323 for the six month period of the prior year. Included within operating expenses for the three and six month periods ended December 27, 1998, are $317 of net charges related to the consolidation discussed in the next paragraph. Excluding this net consolidation charge, operating expenses for the three and six month periods were $5,375 and $10,626, respectively, compared to $5,859 and $11,323 for the same three and six month periods of fiscal 1998, respectively. This represents a decrease of $484, or 8 percent, for the three month periods and a decrease of $697, or 6 percent, for the six month periods, primarily as a result of the streamlining actions that accompanied the Company's decision to outsource manufacturing, discussed in the following paragraph. Engineering and development expenses decreased by $187, or 7 percent, to $2,616 for the three month period ended December 27, 1998, compared to the same period of the prior year. For the first six months of fiscal 1999, engineering and development expenses increased slightly by $60, or 1 percent, to $5,256 from the comparable period of fiscal 1998. Engineering and development expenses can fluctuate from quarter to quarter depending on new product introduction schedules, as seen in the three month period ended December 27, 1998. However, the Company remains committed to, and intends to continue to heavily invest in, its fibre channel product development. Selling and marketing expenses decreased by $128, or 7 percent, to $1,812 for the three month period and decreased by $471, or 12 percent, to $3,439 for the six month period when compared to the corresponding periods of fiscal 1998 as a result of the streamlining of the Company's products and related sales and marketing efforts. Additionally, general and administrative expenses decreased by $169, or 15 percent, to $947 for the three month period and decreased by $286, or 13 percent, to $1,931 for the six month period from the comparable periods of the preceding fiscal year primarily due to reduced staffing levels.

On March 25, 1998, the Company announced plans to outsource the manufacturing of its product lines to K*TEC Electronics, a division of Kent Electronics Corporation. The Company made this strategic decision in an attempt to reduce required future capital expenditures and production costs, as well as to take advantage of K*TEC Electronics' consolidated purchasing power and materials management capabilities. This announcement resulted, among other things, in the decision to close the Company's Puerto Rican manufacturing subsidiary, to streamline the Company's product offerings of some of its more mature, lower volume products (primarily in the network access product lines), and to close selected sales offices. During the quarter ended December 27, 1998, the Company completed the sale of its former manufacturing facility in Puerto Rico which resulted in a gain of $777. Additionally, during the quarter, as the Company essentially completed this consolidation plan including all remaining headcount reductions, the Company recognized additional consolidation expenses of $1,094 related to severance and other asset impairment charges. As of December 27, 1998, this consolidation plan was substantially complete, and the remaining consolidation accrual of $422 is primarily for remaining severance and related payments to be made over the next nine months.

NONOPERATING INCOME

Nonoperating income for the three month period ended December 27, 1998 decreased by $13 to $38 compared to $51 for the corresponding three month period of the prior fiscal year. For the six month period, nonoperating income decreased by $15 to $50 compared to $65 in the same six month period of the preceding fiscal year. These decreases are primarily the net result of a $37 gain from the sale of certain property in Puerto Rico in the prior fiscal year which is partially offset by increased levels of interest income in the current fiscal year, associated with the Company's improved cash position.

INCOME TAXES

The Company recorded a 10 percent tax provision for the three and six months ended December 27, 1998.

During the quarter ended December 27, 1998, the Company received a favorable response to the Ruling Request it submitted in July 1998 to the Puerto Rico Secretary of the Treasury. The liquidation of Emulex Caribe, a subsidiary of the Company, was structured to qualify for tax-free liquidation treatment under the provisions of both the U.S. and Puerto Rico Internal Revenue Code. The Secretary has agreed that neither Emulex Corporation nor Emulex Caribe will recognize a gain or loss as a result of the liquidation.

The Company is currently undergoing an examination by the California Franchise Tax Board for the Company's 1989, 1990 and 1991 California income tax returns. It is anticipated that this examination will be completed during the current fiscal year. The Company is also undergoing examination by the Internal Revenue Service of Emulex Caribe's 1995 U.S. tax return. The Company does not anticipate that the examination by the Internal Revenue Service will be resolved during the current fiscal year. It is management's belief that the outcome of these examinations will not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased by $2,649 during the first six months of fiscal 1999 from $1,776 to $4,425 as of December 27, 1998. Operating activities, which include changes in working capital balances, provided $342 of cash and cash equivalents for the six month period compared to providing $2,110 of cash and cash equivalents during the six month period of the prior fiscal year. Included in the $342 of cash and cash equivalents provided by operating activities during the first six months of fiscal 1999 was $2,751 of cash and cash equivalents consumed in relation to the consolidation charges discussed previously. Investing activities, which were limited to the acquisition and disposition of property, plant and equipment, provided $2,209 of cash and cash equivalents during the six month period compared to using $960 in the comparable period of fiscal 1998, as the Company completed the sale of its production equipment and its former manufacturing facility in Puerto Rico. Net financing activities, which were limited to payments under capital lease obligations and proceeds from the exercise of employee stock options, provided $98 of cash and cash equivalents during the first six months of fiscal 1999 compared to providing $70 of cash and cash equivalents in the same relative period of the prior year. As of December 27, 1998, the Company had a remaining consolidation accrual of $422 primarily for severance and related items which the Company anticipates will be paid over the next nine months. Additionally, on October 29, 1998, the Company completed the sale of its manufacturing facility in Puerto Rico. The Company received net proceeds of $2,447 in cash and recognized a gain of $777 associated with the sale of this property.

In addition to its cash balances, the Company has a line of credit of up to $10,000 with Silicon Valley Bank which is available through September 1999, unless extended by the parties. The Company last utilized the line of credit in the quarter ended September 28, 1997. There were no borrowings outstanding under this line at December 27, 1998 or June 28, 1998. Under the terms of the line of credit, the Company has granted Silicon Valley Bank a security interest in its accounts receivable, inventories, equipment and other property. The line of credit requires the Company to satisfy certain financial and other covenants and conditions, including prescribed levels of tangible net worth, profitability and liquidity. In the event the Company fails to comply with any financial or other covenant in its loan agreement, the line of credit could become unavailable to the Company. In addition, after borrowings have been made under the line of credit, a failure to continue to satisfy such covenants would constitute an event of default, giving rise to the various remedies available to a secured lender. As of December 27, 1998, the Company was in compliance with all covenants of the line of credit; however, there can be no assurance that the Company will continue to satisfy the financial and other covenants and conditions of the line of credit or that the line of credit will continue to be available to meet the Company's liquidity requirements. The Company believes that borrowings under the line of credit may be required periodically during the next twelve months.

The Company believes that its existing cash balances, facilities and equipment leases, anticipated cash flows from operating activities and available borrowings under its line of credit will be sufficient to support its working capital needs and capital expenditure requirements for the next twelve months. However, the Company has experienced reductions in revenue levels, significant losses from operations and large fluctuations in the timing of significant customer orders on a quarterly basis. The Company's ability to meet its future liquidity requirements is dependent upon its ability to operate profitably or, in the absence thereof, to borrow on its line of credit and/or to arrange additional financing. If the Company were to experience losses at the rate experienced in fiscal 1998, additional debt or equity financing may be required within the next twelve months. There can be no assurances that revenues will remain at current levels or improve or that the Company would be profitable at such revenue levels. In addition, there can be no assurances that the Company may not be required to utilize its line of credit even during profitable periods for various reasons including, but not limited to, the timing of inventory purchases, customer orders and shipments, and/or collections related to these shipments. Furthermore, there can be no assurances that future requirements to fund operations will not require the Company to draw on its line of credit again or seek additional financing, or that such line of credit or additional financing will be available on terms favorable to the Company and its stockholders, or at all.

BUSINESS ENVIRONMENT AND RISK FACTORS

HISTORY OF LOSSES; FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

The Company incurred a net loss of $10,838 for the year ended June 28, 1998. Fiscal 1998 included $1,899 of incremental inventory reserves and $10,646 of consolidation charges in conjunction with the planned closure of the Company's Puerto Rican manufacturing operations. While the Company has generated net income for eight of the last nine quarters, there can be no assurances that revenues will remain at current levels or improve or that the Company would be profitable at such revenue levels.

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

Reliance on OEMs, Distributors and Key Customers

For the three and six month periods ended December 27, 1998, the Company derived approximately 69 and 71 percent of its net revenues from OEMs and 29 and 26 percent from distributors, respectively. In the comparable periods of the prior fiscal year, the Company derived approximately 71 and 69 percent of its net revenues from OEMs and 26 and 27 percent from distributors, respectively. The Company's agreements with distributors and OEMs are typically non-exclusive and in many cases may be terminated by either party without cause. Furthermore, many of the Company's distributors and OEMs carry or utilize competing product lines. There can be no assurance that the Company will retain its current OEMs or distributors or that it will be able to recruit additional or replacement OEMs or distributors. The loss of important distributors or OEMs would adversely affect the Company's business, results of operations, financial condition and/or liquidity. The Company negotiates individual agreements with the majority of its OEMs and distributors. Although these agreements are substantially standardized, due to the individual negotiations, variances do occur. Furthermore, some of these agreements may provide for discounts based on expected or actual volumes of products purchased or resold in a given period and do not require minimum purchases. Certain of these agreements provide manufacturing rights and access to source code upon the occurrence of specified conditions or defaults. The Company expects that certain of its OEMs could in the future develop competitive products and, if they were to do so, they could decide to terminate their relationship with the Company. Any reduction or delay in sales of the Company's products by its OEMs or distributors could have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

For the quarter ended December 27, 1998, IBM Corporation represented 16 percent of net revenues. In the comparable quarter of the prior fiscal year, Sequent Computer Systems and IBM Corporation represented 16 and 11 percent of net revenues, respectively. Furthermore, the Company's top five customers accounted for 48 and 49 percent of net revenues for the quarters ended December 27, 1998 and December 28, 1997, respectively.

The Company's revenues are significantly dependent upon the ability and willingness of its OEMs to timely develop and promote products that incorporate the Company's technology. The ability and willingness of these OEMs to do so is based upon a number of factors such as: the timely development by the Company and the OEMs of new products with new functionality, increased speed and enhanced performance at acceptable prices to end users; development costs of the OEMs; compatibility with both existing and emerging industry standards; technological advances; patent and other intellectual property issues and competition in general. No assurance can be given as to the ability or willingness of the Company's OEMs to continue developing, marketing and selling products incorporating the Company's technology. Since the Company's business is dependent on its relationships with its OEMs and distributors, the inability or unwillingness of any of the Company's significant customers to continue their relationships with the Company and to develop and/or promote products incorporating the Company's technology would have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

Concentration of OEM Customers

Historically, revenues from the Company's top OEM customers have accounted for a significant portion of net revenues. For the quarters ended December 27, 1998 and December 28, 1997, the Company's top five OEM customers accounted for 43 and 49 percent of the Company's net revenues, respectively. Although the Company has attempted to expand its base of OEMs, there can be no assurance that its revenues in the future will not be similarly derived from a limited number of OEM customers. The Company's largest OEM customers vary to some extent from period to period as product cycles end, contractual relationships expire and new products and customers emerge. Many of the arrangements with the Company's OEMs are provided on a project-by-project basis, are terminable with limited or no notice, and, in certain instances, are not governed by long-term agreements. No assurance can be given as to the ability or willingness of any of the Company's OEMs to continue utilizing the Company's products and technology. The Company also is subject to credit risk associated with the concentration of its accounts receivable from these OEMs. Any loss or significant decrease in the Company's current OEMs or any failure of the Company to replace its existing OEMs, or any delay in or failure to receive the payments due to the Company from such OEMs would have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

Dependence on Emerging Fibre Channel Market and Acceptance of Fibre Channel Standard

The Company has invested and continues to invest substantially in the engineering of products to address the fibre channel market, which is at an early stage of development, is rapidly evolving and is attracting an increasing number of market entrants. The Company's investment in fibre channel designs represented over 75% of the Company's engineering and development expenditures for the six month period ended December 27, 1998. The Company's future success in the fibre channel market will depend to a significant degree upon broad market acceptance of fibre channel technology. Competing or alternative technologies, including Gigabit Ethernet and SCSI, are being, or are likely in the future to be, promoted by current and potential competitors of the Company, some of which have well-established relationships with current and potential customers of the Company, extensive knowledge of the markets served by the Company, better name recognition and more extensive development, sales and marketing resources than the Company. The Company's success will be dependent in part on the ability of the Company's OEM customers, as well as the Company, to develop new products that provide the functionality, performance, speed and network connectivity demanded by the market at acceptable prices, and to convince end users to adopt fibre channel technology. While the Company has secured numerous design wins for its fibre channel products from its OEM customers, nearly all of these customers are currently developing systems that incorporate the Company's products, and only a limited number of OEM customers have shipped products that incorporate the Company's fibre channel products. To the extent these customers are unable to or otherwise do not deploy or ship systems that incorporate the Company's products, or if these systems are not commercially successful, this would have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity. Even though fibre channel products accounted for 50 percent of the Company's net revenues for the quarter ended December 27, 1998, the Company's traditional printer server and network access product lines still accounted for 28 and 21 percent of net revenues, respectively. If the Company were to experience faster than anticipated maturation in these product lines, the Company's business, results of operations, financial condition and/or liquidity would be materially adversely affected. The Company believes the fibre channel market will continue to expand, and that the Company's investment in the fibre channel market represents a significant portion of the Company's opportunities for revenue growth and profitability in the future. However, there can be no assurance that customers will choose the Company's technology for use, or that fibre channel products will gain market acceptance. If the fibre channel market fails to develop, develops more slowly than anticipated or attracts competitors (as discussed below), or if the Company's products do not achieve market acceptance, the Company's business, results of operations, financial condition and/or liquidity would be materially adversely affected.

Competition

The Company's products are targeted at the fibre channel, printer server and network access markets. The markets for the Company's products are highly competitive and are characterized by rapid technological advances, price erosion, frequent new product introductions and evolving industry standards. In the fibre channel market, the Company primarily competes against Hewlett-Packard, QLogic Corporation, LSI Logic's Symbios product line,

Vixel, Gadzoox Microsystems and to a lesser extent, against several smaller companies. In the printer server market, the Company competes directly against a number of smaller companies and indirectly against Hewlett-Packard and Lexmark, the two largest printer vendors, who primarily use their own internally developed printer servers. In the network access market, the Company competes against numerous networking companies who offer network access solutions. The Company expects that other companies will enter its markets, particularly the new and evolving fibre channel market. Additionally, although the Company has development agreements with many of its customers, these agreements are not exclusive, and it is not uncommon, especially with an emerging technology, for OEMs to arrange second source agreements to meet their requirements. Furthermore, the Company's OEM customers may in the future develop competitive products or purchase from the Company's competitors, and may then decide to terminate their relationships with the Company.

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

Rapid Technological Change and New Product Development

The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards and frequent introductions of new products and enhancements. The Company believes that its future success will depend in large part on its ability to enhance its existing products and to introduce new products on a timely basis to meet changes in customer preferences, emerging technologies and evolving industry standards. There can be no assurance that the Company will be successful in developing, manufacturing and marketing new products or product enhancements that respond to technological changes or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or that its new products will adequately meet the requirements of the marketplace and achieve market acceptance. There can be no assurance that the Company will be able to develop or license from third parties the underlying core technologies necessary for new products and enhancements. A key element of the Company's strategy is the development of multiple ASICs to increase system performance and reduce manufacturing costs, thereby enhancing the price/performance of the Company's fibre channel products. There can be no assurance that the Company will be successful at developing and incorporating ASICs effectively and in a timely manner. Additionally, there can be no assurance that services, products or technologies developed by the Company or others will not render the Company's products or technologies uncompetitive or obsolete. If the Company is unable, for technological or other reasons, to develop new products or enhancements of existing products in a timely manner in response to changing market conditions or customer preferences, the Company's business, results of operations, financial condition and/or liquidity would be materially adversely affected.

Risks Associated with Product Development; Product Delays

The Company in the past has experienced delays in product development, and the Company may experience similar delays in the future. Prior delays have resulted from numerous factors such as changing OEM product specifications, difficulties in hiring and retaining necessary personnel, difficulties in reallocating engineering resources and other resource limitations, difficulties with independent contractors, changing market or competitive product requirements and unanticipated engineering complexity. In addition, the Company's software and hardware have in the past, and may in the future, contain undetected errors or failures that become evident upon product introduction or as production volume increases. There can be no assurance, despite testing by the Company, its suppliers and its OEMs, that errors will not be found, that the Company will not experience development challenges resulting in unanticipated problems or delays in the acceptance of products by the Company's OEMs or shipment of the OEMs' products, or that the Company's new products and technology will meet performance specifications under all conditions or for all anticipated applications. Given the short product life cycles in the Company's product markets, any delay or unanticipated difficulty associated with new product introductions or product enhancements could have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

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

Reliance on Third Party Suppliers and a Subcontracted Manufacturer

The Company relies on third party suppliers who supply the components to the Company and its subcontracted manufacturer which are used in the Company's products. Most components are readily available from alternate sources. However, the unavailability of certain components from current suppliers, especially custom components fabricated for the Company, such as ASICs, could result in delays in the shipment of the Company's products, as well as additional expense associated with obtaining and qualifying a new supplier or redesigning the Company's product to accept more readily available components. In addition, certain key components used in the Company's products are available only from single sources and the Company does not have long-term contracts ensuring the supply of such components. Furthermore, the components used for the Company's fibre channel products are based on an emerging technology and may not be available with the performance characteristics and in the quantities required by the Company. Additionally, as the Company has transitioned the production of its product lines to a subcontracted manufacturer, the Company plans to maintain only a minimal supply of certain key components. Furthermore, the Company will now rely on its subcontracted manufacturer to complete the majority of the component purchases. Consequently, there can be no assurance that the necessary components will be available to meet the Company's future requirements at favorable prices, if at all. The Company also relies on third party suppliers for some of the software incorporated in some of the Company's products. These software items are not generally readily available from alternate sources. The Company's future inability to supply product due to a lack of components or software or to redesign its products to accept alternatives, in a timely manner, or any resulting significant increase in prices would materially adversely affect the Company's business, results of operations, financial condition and/or liquidity.

Furthermore, if for any reason, the Company's selected subcontracted manufacturer is unable or unwilling to complete, or experiences any significant delays in completing, the production runs for the Company in the future, the Company's resulting inability to supply product and/or costs to qualify and shift production to an alternative manufacturing facility would have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

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

Dependence on Key Personnel

The Company's success depends to a significant degree on the performance and continued service of its senior management and certain key employees. The Company's future success also depends upon its ability to attract, train and retain highly qualified technical, sales, marketing and managerial personnel. An increase in technical staff with experience in high-speed networking applications will be required as the Company further develops its fibre channel product line. Competition for such highly skilled employees with technical, management, marketing, sales, product development and other specialized skills is intense and there can be no assurance that the Company will be successful in recruiting and retaining such personnel. In addition, there can be no assurance that employees will not leave the Company and, after leaving, compete against the Company. The loss of key management, technical and sales personnel would have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

Risks Associated with International Operations and Regulatory Standards

During the quarter ended December 27, 1998, sales in the United States, Europe and the Pacific Rim countries accounted for 62, 33 and 5 percent of the Company's net revenues, respectively. During the comparable quarter of the prior fiscal year, sales in the United States, Europe and the Pacific Rim countries accounted for 65, 28 and 7 percent of the Company's net revenues, respectively. The Company expects that sales in the United States and Europe will continue to account for the substantial majority of the Company's revenues for the foreseeable future. There can be no assurance that the Company will achieve significant penetration in other markets.

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

Year 2000 Issue

The Year 2000 issue is the result of computer programs, microprocessors and embedded date-reliant systems using two digits rather than four to define the applicable year. If such programs are not corrected, date data concerning the Year 2000 could cause many systems to fail or generate erroneous information. The Company considers a product to be "Year 2000 compliant" if the product's performance and functionality are unaffected by processing of dates prior to, during and after the Year 2000. The Company believes its current products are Year 2000 compliant, although older products previously sold by the Company which may still be covered under warranty may not be Year 2000 compliant. The Company believes it is prepared to update these older products as required under warranty for all issues that the Company has been able to identify. However, there can be no assurance that all potential Year 2000 issues have been identified and will be successfully resolved to the customers' satisfaction. Consequently, litigation may be brought against vendors, including the Company. Any such claims, with or without merit, could result in a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the Company was held on November 19, 1998. There were 6,141,976 shares of the Company's common stock issued, outstanding and entitled to vote at the meeting as of the record date, October 5, 1998. Proxies representing 5,868,074 common shares were received and tabulated. The following members were elected to the Company's Board of Directors to hold office for the ensuing year:

Nominee                             In Favor            Withheld
-------                             --------            --------
Fred B. Cox                         5,852,152           15,922
Michael P. Downey                   5,852,172           15,902
Paul F. Folino                      5,852,189           15,885
Robert H. Goon                      5,852,169           15,905
Don M. Lyle                         5,851,872           16,202


In addition, the stockholders of the Company ratified the selection of KPMG LLP as the Company's independent public accountants for fiscal year 1999. The number of shares voted for ratification was 5,829,067. The number of shares voted against ratification was 5,610. The number of shares abstaining was 33,397.


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


Date:  February 9, 1999



                           EMULEX CORPORATION



                           By: /s/ Paul F. Folino
                               -------------------------------------------------
                               Paul F. Folino
                               President and Chief Executive Officer





                           By: /s/ Michael J. Rockenbach
                               -------------------------------------------------
                               Michael J. Rockenbach
                               Vice President and
                               Chief Financial Officer
                               (Principal Financial & Chief Accounting Officer)

                                 EXHIBIT INDEX




  EXHIBIT
  NUMBER                  DESCRIPTION
  -------                 -----------
   27.1                   Financial Data Schedule