Form 10-Q
period 1999-03-28
EMULEX CORP /DE/
filed 1999-04-28
CIK 350917

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


                             _____________________
(Mark One)
   [X]                  Quarterly Report Pursuant to
                          Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                 For the quarterly period ended March 28, 1999

                                      OR

   [_]                 Transition Report Pursuant to
                         Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

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


                                (714) 662-5600
             (Registrant's telephone number, including area code)
                    _______________________________________


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


As of April 20, 1999, the registrant had 6,159,756 shares of common stock outstanding.


================================================================================

                      EMULEX CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                      PAGE
                                                                      ----

Part I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
   March 28, 1999 and June 28, 1998                                    2

Condensed Consolidated Statements of Operations
   Three and nine months ended March 28, 1999
   and March 29, 1998                                                  3

Condensed Consolidated Statements of Cash Flows
   Nine months ended March 28, 1999 and March 29, 1998                 4

Notes to Condensed Consolidated Financial Statements                   5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 7

Item 3.  Quantitative and Qualitative Disclosures of Market Risk      20


Part II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                             20

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements


                      EMULEX CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                       (in thousands, except share data)
                                  (unaudited)


                                                                    March 28,   June 28,
Assets                                                                1999       1998
------                                                              --------    -------
Current assets:
 Cash and cash equivalents                                            $ 4,971    $ 1,776
 Accounts and other receivables, net                                   16,685     12,141
 Inventories, net                                                       8,725      9,906
 Prepaid expenses                                                         622        476
 Deferred income taxes                                                     85         85
                                                                      -------    -------
  Total current assets                                                 31,088     24,384

Property, plant and equipment, net                                      3,069      5,112
Other assets                                                              678        661
                                                                      -------    -------
                                                                      $34,835    $30,157
                                                                      =======    =======
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
 Accounts payable                                                     $11,748    $ 6,909
 Accrued liabilities                                                    4,310      4,105
 Accrued consolidation charges                                            246      3,173
 Income taxes payable and other current liabilities                       377        212
                                                                      -------    -------
  Total current liabilities                                            16,681     14,399

Deferred income taxes and other liabilities                             2,178      2,152
                                                                      -------    -------

                                                                       18,859     16,551
                                                                      -------    -------
Commitments and contingencies

Stockholders' equity:
 Preferred stock, $0.01 par value; 1,000,000 shares authorized
   (150,000 shares designated as Series A Junior
   Participating Preferred Stock); none issued and outstanding              -          -
 Common stock, $0.20 par value; 20,000,000 shares authorized;
   6,158,969 and 6,133,322 issued and outstanding at
  March 28, 1999 and June 28, 1998, respectively                        1,232      1,227
 Additional paid-in capital                                             7,592      7,444
 Retained earnings                                                      7,152      4,935
                                                                      -------    -------

  Total stockholders' equity                                           15,976     13,606
                                                                      -------    -------

                                                                      $34,835    $30,157
                                                                      =======    =======

See accompanying notes to condensed consolidated financial statements.

                      EMULEX CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                     (in thousands, except per share data)
                                  (unaudited)



                                                        Three Months Ended             Nine Months Ended
                                                      ----------------------     --------------------------
                                                      March 28,   March 29,       March 28,       March 29,
                                                        1999         1998          1999             1998
                                                      ---------   ----------     ---------      ----------

Net revenues                                            $18,235    $ 15,019        $48,032       $ 45,519
Cost of sales                                            10,826      10,848         28,772         28,391
                                                        -------    --------        -------       --------
   Gross profit                                           7,409       4,171         19,260         17,128
                                                        -------    --------        -------       --------
Operating expenses:
   Engineering and development                            3,059       2,918          8,315          8,114
   Selling and marketing                                  1,695       1,858          5,134          5,768
   General and administrative                             1,167       1,135          3,098          3,352
   Consolidation charges, net                                 -      10,993            317         10,993
                                                        -------    --------        -------       --------
        Total operating expenses                          5,921      16,904         16,864         28,227
                                                        -------    --------        -------       --------

     Operating income (loss)                              1,488     (12,733)         2,396        (11,099)

Nonoperating income (expense)                                17         (11)            67             54
                                                        -------    --------        -------       --------

     Income (loss) before income taxes                    1,505     (12,744)         2,463        (11,045)

Income tax provision (benefit)                              150          11            246             (7)
                                                        -------    --------        -------       --------

     Net income (loss)                                  $ 1,355    $(12,755)       $ 2,217       $(11,038)
                                                        =======    ========        =======       ========

Net income (loss) per share:
    Basic                                                 $0.22      $(2.08)         $0.36         $(1.80)
                                                        =======    ========        =======       ========
    Diluted                                               $0.20      $(2.08)         $0.33         $(1.80)
                                                        =======    ========        =======       ========

Number of shares used in per share computations:
    Basic                                                 6,158       6,132          6,147          6,118
                                                        =======    ========        =======       ========
    Diluted                                               6,912       6,132          6,756          6,118
                                                        =======    ========        =======       ========


See accompanying notes to condensed consolidated financial statements.

                      EMULEX CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                (in thousands)
                                  (unaudited)

                                                                                    Nine Months Ended
                                                                             ---------------------------
                                                                              March 28,        March 29,
                                                                                1999             1998
                                                                             ---------        ----------
Cash flows from operating activities:
-------------------------------------
Net income (loss)                                                            $ 2,217          $(11,038)
  Adjustments to reconcile net income (loss)  to net cash
   provided by operating activities:
     Depreciation, amortization and impairment                                 1,172             2,904
     Loss (gain) on disposal of property, plant and equipment                   (749)              427
     Provision for doubtful accounts                                              44                91

  Changes in assets and liabilities:
      Accounts receivable                                                     (4,588)            1,552
      Inventories                                                              1,181             1,363
      Prepaid expenses                                                          (146)            1,194
      Income taxes receivable                                                      -               141
      Other assets                                                                16                 5
      Accounts payable                                                         4,839             1,280
      Accrued liabilities                                                        205              (790)
      Accrued consolidation charges                                           (2,927)            5,669
      Income taxes payable                                                       214                 -
      Deferred revenue                                                             -                (6)
      Deferred income taxes                                                        -                 1
                                                                             -------          --------
  Net cash provided by operating activities                                    1,478             2,793
                                                                             -------          --------

Cash flows from investing activities:
-------------------------------------
Net proceeds from sale of property, plant and equipment                        2,995                 -
Additions to property, plant and equipment                                    (1,375)           (1,136)
Additions to intangibles                                                           -              (250)
                                                                             -------          --------
  Net cash provided by (used in) investing activities                          1,620            (1,386)
                                                                             -------          --------

Cash flows from financing activities:
-------------------------------------
Principal payments under capital leases                                          (56)             (104)
Proceeds from issuance of common stock                                           153               164
                                                                             -------          --------
  Net cash provided by financing activities                                       97                60
                                                                             -------          --------

Net increase in cash and cash equivalents                                      3,195             1,467

Cash and cash equivalents at beginning of period                               1,776               484
                                                                             -------          --------

Cash and cash equivalents at end of period                                   $ 4,971          $  1,951
                                                                             =======          ========

Supplemental disclosures:
-------------------------
Cash paid during the period for:
      Interest                                                               $    58          $    164
      Income taxes                                                                53                38

See accompanying notes to condensed consolidated financial statements.

                      EMULEX CORPORATION AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements


1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the financial position as of March 28, 1999, and June 28, 1998, and the results of operations for the three and nine months ended March 28, 1999, and March 29, 1998, and the statements of cash flows for the nine months then ended. Certain reclassifications have been made to the condensed consolidated financial statements for the periods ended March 29, 1998, to conform to the presentation for the periods ended March 28, 1999. Interim results for the three and nine months ended March 28, 1999, are not necessarily indicative of the results that may be expected for the year ending June 27, 1999. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1998. References to dollar amounts are in thousands, except share data, unless otherwise specified.


2. Inventories
   -----------

   Inventories, net, are summarized as follows:

                            March 28,   June 28,
                              1999        1998
                            ---------   --------

       Raw materials           $1,199     $3,926
       Work-in-process              -        273
       Finished goods           7,526      5,707
                               ------     ------

                               $8,725     $9,906
                               ======     ======


3. Earnings per Share
   ------------------

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

                                                                  Three Months Ended          Nine Months Ended
                                                                 ---------------------      --------------------
                                                                 March 28,    March 29,     March 28,   March 29,
                                                                   1999          1998         1999        1998
                                                                 --------     --------      --------     --------
Numerator:
    Net income (loss)                                             $1,355    $(12,755)        $2,217    $(11,038)
                                                                  ======    ========         ======    ========

Denominator:
    Denominator for basic earnings per
      share - weighted average shares outstanding                  6,158       6,132          6,147       6,118

    Effect of dilutive securities:
      Dilutive options outstanding                                   754           -            609           -
                                                                  ------    --------         ------    --------

    Denominator for diluted earnings per
      share - adjusted weighted average shares                     6,912       6,132          6,756       6,118
                                                                  ======    ========         ======    ========

Basic income (loss) per share                                     $ 0.22    $  (2.08)        $ 0.36    $  (1.80)
                                                                  ======    ========         ======    ========

Diluted income (loss) per share                                   $ 0.20    $  (2.08)        $ 0.33    $  (1.80)
                                                                  ======    ========         ======    ========

   Options to purchase 23,350 shares of common stock at prices in excess of $35.97 per share were outstanding at March 28, 1999, but were not included in the computation of diluted earnings per share for the three month period then ended. Additionally, options to purchase 78,450 shares of common stock at prices in excess of $22.26 per share were outstanding at March 28, 1999, but were not included in the computation of diluted earnings per share for the nine month period then ended. These options were excluded from the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during the respective periods, and therefore, the effect would be anti-dilutive. Furthermore, as the Company had a net loss for the three and nine months periods ended March 29, 1998, all 963,791 outstanding stock options were excluded from the calculation of diluted loss per share, because the effect would have been anti-dilutive.

4.  Consolidation Charges
    ---------------------

   On March 25, 1998, the Company announced plans to outsource the manufacturing of its product lines to K*TEC Electronics, a division of Kent Electronics Corporation. The Company made this strategic decision in an attempt to reduce required future capital expenditures and production costs, as well as to take advantage of K*TEC Electronics' consolidated purchasing power and materials management capabilities. This decision resulted in, among other things, the closing of the Company's Puerto Rico manufacturing subsidiary, streamlining the Company's product offerings of some of its more mature, lower volume products (primarily in the Company's traditional networking product lines), and closing selected sales offices. As a result of these actions, the Company anticipated a worldwide reduction of approximately 130 full-time employees and 45 temporary workers in Puerto Rico. During the quarter ended December 27, 1998, the Company completed the sale of its former manufacturing facility in Puerto Rico which resulted in a gain of $777. Additionally, during the quarter ended December 27, 1998, as the Company essentially completed this consolidation plan including all remaining headcount reductions, the Company recognized additional consolidation expenses of $1,094 related to severance and other asset impairment charges. As of March 28, 1999, the remaining consolidation accrual of $246 is primarily for remaining severance and related payments to be made over the next six months.

5. Commitments and Contingencies
   -----------------------------

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

Part I.  Item 2.
----------------

                      EMULEX CORPORATION AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                             (dollars in thousands)

Forward-Looking Statements

Except for the historical information contained herein, the discussions in this Form 10-Q in general may contain certain forward-looking statements. In addition, when used in this Form 10-Q, the words "anticipates", "believes", "expects" and similar expressions are intended to identify forward-looking statements. Actual future results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those discussed in "Business Environment and Risk Factors" set forth herein, and in the Company's most recently filed Annual Report on Form 10-K. The Company cautions the reader, however, that these lists of risk factors may not be exhaustive. The Company expressly disclaims any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances.

Unless the context indicates otherwise, the "Company," "Emulex," "we," "our" and "us" each refer to the Registrant and its subsidiaries. References to dollar amounts are in thousands, except share data, unless otherwise specified.

Company Overview

Emulex Corporation is a leading designer, developer and supplier of a broad line of fibre channel host adapters, hubs, Application Specific Integrated Circuits ("ASICs") and software products that enhance access to and storage of electronic data and applications. We believe that we are the only company that designs, develops and markets both fibre channel host adapters and hubs, two of the core components of a complete fibre channel solution. Our products are based on internally-developed ASIC technology, are deployable across a variety of heterogeneous network configurations and operating systems, and support increasing volumes of stored data. Over the course of our history, we have also designed, developed and marketed traditional networking products such as printer servers and network access products, including communications servers and WAN adapters. The Company markets to original equipment manufactures ("OEMs") and end users through its own worldwide selling organizations, as well as two-tier distribution partners.

Results of Operations

The following table sets forth the percentage of net revenues represented by selected items from the unaudited Condensed Consolidated Statements of Operations. This table should be read in conjunction with the unaudited Condensed Consolidated Financial Statements included elsewhere herein.

                                        Percentage of Net Revenues             Percentage of Net Revenues
                                        For the Three Months Ended             For the Nine Months Ended
                                        ---------------------------            --------------------------
                                        March 28,          March 29,            March 28,        March 29,
                                          1999               1998                 1999             1998
                                        ---------          ---------            ---------        ----------

Net revenues                             100.0%              100.0%               100.0%           100.0%
Cost of sales                             59.4                72.2                 59.9             62.4
                                         -----              ------                -----           ------
    Gross profit                          40.6                27.8                 40.1             37.6
Operating expenses:
  Engineering and development             16.8                19.4                 17.3             17.8
  Selling and marketing                    9.3                12.4                 10.7             12.6
  General and administrative               6.3                 7.6                  6.4              7.4
  Consolidation charges, net                 -                73.2                  0.7             24.2
                                         -----              ------                -----           ------
      Total operating expenses            32.4               112.6                 35.1             62.0
                                         -----              ------                -----           ------

      Operating income (loss)              8.2               (84.8)                 5.0            (24.4)

Nonoperating income (expense)              0.1                (0.1)                 0.1              0.1
                                         -----              ------                -----           ------

      Income (loss) before
       income taxes                        8.3               (84.9)                 5.1            (24.3)

Income tax provision (benefit)             0.9                   -                  0.5             (0.1)
                                         -----              ------                -----           ------

   Net income (loss)                       7.4%             (84.9)%                 4.6%           (24.2)%
                                         =====              ======                =====           ======

Three months ended March 28, 1999 compared to three months ended March 29, 1998

Net Revenues

Net revenues for the three months ended March 28, 1999 were $18,235, an increase of $3,216, or 21 percent, compared to $15,019 of net revenues for the three months ended March 29, 1998. Net revenues from the Company's fibre channel product line for the three months ended March 28, 1999 were $11,336, or 62 percent of net revenues, compared to $4,378, or 29 percent of net revenues, for the three months ended March 29, 1998. This increase in revenue from the Company's fibre channel product line is primarily the result of increased market acceptance of its fibre channel products.

Net revenues from the Company's traditional networking products accounted for $6,899, or 38 percent of net revenues, for the three months ended March 28, 1999, compared to $10,641, or 71 percent of net revenues, for the three months ended March 29, 1998. This decrease in net revenues from the Company's traditional networking products was principally due to lower average unit selling prices, ongoing maturation of this product sector and a decrease in the Company's focus on this line of products.

As the market for Emulex's traditional networking products matures and as Emulex focuses more of its resources on the fibre channel market, the Company expects that fibre channel product sales will represent a larger percentage of revenues and that total sales of its traditional networking products will decrease. The Company anticipates that future revenues from its fibre channel product line will be a function of continued demand from OEMs which are currently shipping fibre channel products, launches of new fibre channel-based systems by the Company's current OEMs, additional design wins with new OEM customers and increased sales through other distribution channels as the fibre channel market continues to develop. Although fibre channel represented 62 percent of net revenues for the three months ended March 28, 1999, fibre channel is an emerging technology, and there can be no assurance that the Company's products will adequately meet the requirements of the market or achieve market acceptance. Additionally, because the Company's fibre channel products are part of an integrated system, the Company's success in the fibre channel market will depend in part upon the development and availability of other interoperable fibre channel products by third parties. Furthermore, the Company's fibre channel products are dependent upon components supplied by third parties, and there can be no assurance that these components will be available at a competitive price and in the quantities desired or, if available, will function as needed.

In the three months ended March 28, 1999, sales to IBM and Compaq accounted for 22 percent and 13 percent of net revenues, respectively. No other customer accounted for more than 10 percent of the Company's net revenues for the three months ended March 28, 1999. In the three months ended March 29, 1998, sales to IBM accounted for 15 percent of net revenues, and no other customer accounted for more than 10 percent of the Company's net revenues for this period. Sales to the Company's top five customers accounted for 57 percent of net revenues in the three months ended March 28, 1999, as compared to 40 percent in the three months ended March 29, 1998. International revenues accounted for 31 percent and 39 percent of net revenues in the three months ended March 28, 1999, and March 29, 1998, respectively.

Gross Profit

Cost of products sold includes the cost of production of finished products, as well as support costs and other expenses related to inventory management, manufacturing quality and order fulfillment. For the three months ended March 28, 1999, gross profit was $7,409, an increase of $3,238, or 78 percent, compared to $4,171 for the three months ended March 29, 1998. Gross margin increased to 41 percent in the three months ended March 28, 1999, from 28 percent in the three months ended March 29, 1998. During the three months ended March 29, 1998, in conjunction with the planned closure of the Company's Puerto Rico manufacturing operations and transition to subcontract manufacturing, the Company recorded $1,899 of incremental excess and obsolete inventory reserves in cost of sales (exclusive of the reductions in inventory related to the streamlining of the Company's product lines included in the consolidation charges discussed below). Excluding this incremental inventory reserve charge, gross profit would have been $6,070, or 40 percent of net revenues, for the three months ended March 29, 1998.

Engineering and Development

Engineering and development expenses consist primarily of salaries and related expenses for personnel engaged in the design, development and technical support of the Company's products. These expenses include third-party fees paid to consultants, prototype development expenses and computer services costs related to supporting computer tools used in the design process. Engineering and development expenses for the three months ended March 28, 1999 were $3,059, an increase of $141, or five percent, compared to $2,918 for the three months ended March 29, 1998. Because of the technical nature of the Company's products, engineering support is a critical part of the Company's strategy during both the development of its products and the support of its customers from product design through deployment into the market. The Company expects to continue to make significant investments in the technical support and enhancement of its current products, as well as the continued development of new products in the fibre channel market. Engineering and development expenses can fluctuate from quarter to quarter depending on several factors, including new product introduction schedules.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in the marketing and sales of the Company's products, as well as trade shows, product literature and promotional support costs. Selling and marketing expenses for the three months ended March 28, 1999 were $1,695, a decrease of $163, or nine percent, compared to $1,858 for the three months ended March 29, 1998. This decrease was a result of the streamlining of the Company's products and related sales and marketing efforts.

General and Administrative

General and administrative expenses consist primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees and other associated corporate expenses. General and administrative expenses for the three months ended March 28, 1999 were $1,167, a slight increase of $32, or three percent, compared to $1,135 for the three months ended March 29, 1998.

Consolidation Charges

On March 25, 1998, the Company announced plans to outsource the manufacturing of its product lines to K*TEC Electronics, a division of Kent Electronics Corporation. The Company made this strategic decision in an attempt to reduce required future capital expenditures and production costs, as well as to take advantage of K*TEC Electronics' consolidated purchasing power and materials management capabilities. This announcement resulted in, among other things, consolidation charges of $10,993 related to the closing of the Company's Puerto Rico manufacturing subsidiary, the streamlining of some of the Company's more mature, lower volume traditional networking products and the closing of selected sales offices. This consolidation plan is substantially complete. As of March 28, 1999, the remaining consolidation accrual of $246 is primarily for remaining severance and related payments to be made over the next six months.

Nonoperating Income (Expense)

Nonoperating income (expense) consists primarily of interest income, interest expense and foreign exchange translation. Nonoperating income for the three months ended March 28, 1999 was $17, an increase of $28 compared to nonoperating expense of $11 for the three months ended March 29, 1998.

Income Taxes

The Company recorded $150 of income tax expense for the three months ended March 28, 1999, representing a tax provision of 10 percent. The Company recorded an income tax provision of $11 for the three months ended March 29, 1998.

Nine months ended March 28, 1999 compared to nine months ended March 29, 1998

Net Revenues

Net revenues for the nine months ended March 28, 1999 were $48,032, an increase of $2,513, or six percent, compared to $45,519 of net revenues for the nine months ended March 29, 1998. Net revenues from the Company's fibre channel product line for the nine months ended March 28, 1999 were $24,646, or 51 percent of net revenues, compared to $14,449, or 32 percent of net revenues, for the nine months ended March 29, 1998. This increase in revenue from the Company's fibre channel product line is primarily the result of increased market acceptance of its fibre channel products.

Net revenues from Emulex's traditional networking products accounted for $23,386, or 49 percent of net revenues, for the nine months ended March 28, 1999, compared to $31,070, or 68 percent of net revenues, for the nine months ended March 29, 1998. This decrease in net revenues from Emulex's traditional networking products was principally due to lower average unit selling prices, ongoing maturation of this product sector and a decrease in the Company's focus on this line of products.

In the nine months ended March 28, 1999, sales to IBM accounted for 19 percent of net revenues, and no other customer accounted for more than 10 percent of the Company's net revenues. In the nine months ended March 29, 1998, sales to Sequent and IBM accounted for 15 percent and 10 percent of net revenues, respectively, and no other customer accounted for more than 10 percent of the Company's net revenues. Sales to the Company's top five customers accounted for 50 percent of net revenues in the nine months ended March 28, 1999, as compared to 42 percent in the nine months ended March 29, 1998. International revenues accounted for 33 percent of net revenues in the nine months ended March 28, 1999, and March 29, 1998.

Gross Profit

For the nine months ended March 28, 1999, gross profit was $19,260, an increase of $2,132, or 12 percent, compared to $17,128 for the nine months ended March 29, 1998. Gross margin increased to 40 percent in the nine months ended March 28, 1999, from 38 percent in the nine months ended March 29, 1998. During the nine months ended March 29, 1998, in conjunction with the planned closure of the Company's Puerto Rico manufacturing operations and transition to subcontract manufacturing, the Company recorded $1,899 of incremental excess and obsolete inventory reserves in cost of sales (exclusive of the reductions in inventory related to the streamlining of the Company's product lines included in the consolidation charges elsewhere herein). Excluding this incremental inventory reserve charge, gross profit would have been $19,027, or 42 percent of net revenues, for the nine months ended March 29, 1998.

During fiscal 1998, and continuing through the nine months ended March 28, 1999, the Company experienced declining average unit selling prices and corresponding reductions in the gross margins of its traditional networking products. The Company expects this trend to continue. Gross margins in the Company's traditional networking products are lower than gross margins for its fibre channel products. The Company's fibre channel products did not experience significant reductions in average unit selling prices during fiscal 1998 and through the nine months ended March 28, 1999, but the Company anticipates that average unit selling prices for these products will also decline over time. Emulex has agreed to contracted price reductions with most of the Company's OEM customers. Typically these reductions are achieved by reaching certain volume milestones during the life of the contract. It is likely that the Company will continue this practice in the future. In addition, the Company's gross margins of fibre channel products may be impacted if there is a significant shift in the mix of its products from adapters to hubs or from high-end adapters to lower-priced adapters. The Company's strategy is to maintain overall gross margins where possible, despite expected future erosion in the average unit selling price, by continuing to reduce the cost of its fibre channel products through a combination of volume efficiencies, cost-reduced designs and diversification of the Company's component-supplier base.

Engineering and Development

Engineering and development expenses for the nine months ended March 28, 1999 were $8,315, an increase of $201, or two percent, compared to $8,114 for the nine months ended March 29, 1998. Because of the technical nature of the Company's products, engineering support is a critical part of the Company's strategy during both the development of its products and the support of its customers from product design through deployment into the market. The Company expects to continue to make significant investments in the technical support and enhancement of its current products, as well as the continued development of new products in the fibre channel market.

Selling and Marketing

Selling and marketing expenses for the nine months ended March 28, 1999 were $5,134, a decrease of $634, or 11 percent, compared to $5,768 for the nine months ended March 29, 1998. This decrease was a result of the streamlining of the Company's products and related sales and marketing efforts.

General and Administrative

General and administrative expenses for the nine months ended March 28, 1999 were $3,098, a decrease of $254, or eight percent, compared to $3,352 for the nine months ended March 29, 1998. This decrease was primarily due to reduced general and administrative staffing.

Consolidation Charges

During the nine months ended March 29, 1998, in conjunction with the Company's strategic decision to outsource the manufacturing of its product lines to K*TEC Electronics, the Company recorded consolidation charges of $10,993 related to the closing of its Puerto Rico manufacturing subsidiary, the streamlining of some of the Company's more mature, lower volume traditional networking products and the closing of selected sales offices. During the nine months ended March 28,

1999, the Company completed the sale of its former manufacturing facility in Puerto Rico which resulted in a gain of $777,000. Also, during such period, the Company substantially completed this consolidation plan, including all remaining headcount reductions, and recognized additional consolidation expenses of $1,094 related to severance and other asset impairment charges.

Nonoperating Income

Nonoperating income for the nine months ended March 28, 1999 was $67, an increase of $13, compared to $54 for the nine months ended March 29, 1998.

Income Taxes

For the nine months ended March 28, 1999, the Company recorded income tax expense of $246, representing a tax provision of 10 percent. In the nine months ended March 29, 1998, the Company recorded an income tax benefit of $7. During the nine months ended March 28, 1999, the Company received a favorable response to the Ruling Request it had submitted in July 1998 to the Secretary of the Treasury of Puerto Rico. The liquidation of the Company's subsidiary, Emulex Caribe, was structured to qualify for tax-free liquidation treatment under the provisions of both the U.S. and Puerto Rico Internal Revenue Codes. The Secretary of the Treasury of Puerto Rico has agreed that neither Emulex Corporation nor Emulex Caribe will recognize a gain or loss as a result of the liquidation. The Company is currently undergoing an examination by the California Franchise Tax Board of its 1989, 1990 and 1991 California income tax returns. It is anticipated that this examination will be completed during the current fiscal year. The Company is also undergoing examination by the Internal Revenue Service of Emulex Caribe's 1995 U.S. tax return. The Company does not anticipate that the examination by the Internal Revenue Service will be resolved during the current fiscal year. It is management's belief that the outcome of these examinations will not have a material adverse effect on the Company's consolidated financial position or results of operations.

New Accounting Standards

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement 131, "Disclosure about Segments of an Enterprise and Related Information." This statement establishes standards for the way public companies disclose information about operating segments, products and services, geographic areas and major customers. The new statement is effective for fiscal years beginning after December 15, 1997. The Company believes the impact of adopting this new standard on the consolidated financial statements will not be material.

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

Liquidity and Capital Resources

The Company had $4,971 in cash and cash equivalents as of March 28, 1999. The Company's operations provided cash and cash equivalents of $1,478 during the nine months ended March 28, 1999 compared to $2,793 during the nine months ended March 29, 1998. Included in the $1,478 of cash and cash equivalents provided by operating activities during the nine months ended March 28, 1999 was $2,927 of cash and cash equivalents used in relation to the consolidation charges discussed previously. Investing activities, which were limited to the acquisition and disposition of property, plant and equipment and the acquisition of intangibles, provided $1,620 of cash and cash equivalents during the nine months ended March 28, 1999 compared to using $1,386 during the nine months ended March 29, 1998, as the Company received net proceeds of approximately $2,970 when the Company completed the sale of its property, plant and equipment in Puerto Rico. Net financing activities, which were limited to payments under capital lease obligations and proceeds from the exercise of employee stock options, provided $97 and $60 of cash and cash equivalents during the nine months ended March 28, 1999 and March 29, 1998, respectively. As of March 28, 1999, the Company had a remaining consolidation accrual of $246 primarily for severance and related items which the Company anticipates will be paid over the next six months.

In addition to its cash balances, the Company has a secured line of credit of up to $10,000 with Silicon Valley Bank which is available through September 1999, unless extended by the parties. The Company last utilized the line of credit in the quarter ended September 28, 1997. The line of credit requires the Company to satisfy certain financial and other covenants and conditions, including prescribed levels of tangible net worth, profitability and liquidity. In the event the Company fails to comply with any financial or other covenant in its loan agreement, the line of credit could become unavailable to the

Company. In addition, to the extent that borrowings have been made under the line of credit, a failure to continue to satisfy such covenants would constitute an event of default, giving rise to the various remedies available to a secured lender. As of March 28, 1999, the Company was in compliance with or had received waivers for all covenants of the line of credit. The Company believes that its existing cash balances, facilities and equipment leases, anticipated cash flows from operating activities and available borrowings under its line of credit will be sufficient to support its working capital needs and capital expenditure requirements for the next twelve months.

Business Environment and Risk Factors

We have experienced losses in our history.

We incurred a net loss of $10,838 for the fiscal year ended June 28, 1998. In fiscal year 1998, we had $1,899 of incremental inventory reserves and $10,646 of consolidation charges in conjunction with the planned closure of our Puerto Rico manufacturing operations. While we have generated net income for nine of the last 10 quarters through the quarter ended March 28, 1999, we cannot be certain that revenues will remain at current levels or improve or that we will be profitable at such revenue levels.

Our operating results are difficult to forecast and may be adversely affected by many factors.

Our revenues and results of operations have varied on a quarterly basis in the past and potentially may vary significantly in the future. Accordingly, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful, and you should not rely on such comparisons as indications of our future performance. Our revenues and results of operations are difficult to forecast and could be adversely affected by many factors, including, among others:

   .   The size, timing and terms of customer orders;

   . The relatively long sales and deployment cycles for our products, particularly those sold through our OEM sales channels;

   .   Changes in our operating expenses;

   .   Our ability to develop and market new products;

   . The ability of our contract manufacturer to produce and distribute our products in a timely fashion;

   .   The market acceptance of our new fibre channel products;

   . The timing of the introduction or enhancement of products by us, our OEM customers and our competitors;

   .   The level of product and price competition;

   .   Our ability to expand our relationships with OEMs and distributors;

   .   Activities of and acquisitions by our competitors;

   .   Changes in technology, industry standards or consumer preferences;

   . Changes in the mix of products sold, as our fibre channel products typically have higher margins than our traditional networking products;

   .   Changes in the mix of sales channels;

   .   The level of international sales;

   .   Seasonality;

   .   Personnel changes;

   .   Changes in customer budgeting cycles;

   .   Foreign currency exchange rates; and

   .   General economic conditions.

As a result of these and other factors, our business, results of operations and financial condition could be materially adversely affected.

There are other factors which contribute to the variability of our sales as well. We generally ship products quickly after we receive orders, meaning that we do not typically have a significant backlog of unfilled orders. As a result, our revenues in a given quarter depend substantially on orders booked in that quarter. Also, we typically generate a large percentage of our quarterly revenues in the last month of the quarter. Additionally, certain OEM customers tend to order sporadically, and their purchases can vary significantly from quarter to quarter.

A decrease in the number of orders we receive is likely to adversely and disproportionately affect our quarterly results of operations. This is because our expense levels are partially based on our expectations of future sales and our expenses may be disproportionately large as compared to sales in a quarter with reduced orders. Hence, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any shortfall in sales in relation to our quarterly expectations or any delay of customer orders would likely have an immediate and adverse impact on our business, quarterly results of operations and financial condition.

Our business depends upon the development of the fibre channel market, and our revenues will be limited if such development does not occur or occurs more slowly than we anticipate.

The size of our potential market is dependent upon the broad acceptance of fibre channel technology as an alternative to other technologies traditionally utilized for network and storage communications. The fibre channel market, while rapidly evolving and attracting an increasing number of market participants, is still at an early stage of development. We believe the fibre channel market will continue to expand and that our investment in the fibre channel market represents our greatest opportunity for revenue growth and profitability in the future. However, we cannot be certain that fibre channel products will gain broader market acceptance or that customers will choose our technology and products. Fibre channel products accounted for 51 percent of our net revenues for the nine months ended March 28, 1999. If the fibre channel market fails to develop, develops more slowly than anticipated or attracts more competitors than we expect (as discussed below), our business, results of operations and financial condition would be materially adversely affected. A similar result would occur if our products do not achieve market acceptance.

Alternative technologies such as SCSI compete with fibre channel technology for customers. Some SCSI technology companies already have well-established relationships with our current and potential customers, have extensive knowledge of the markets we serve and have better name recognition and more extensive development, sales and marketing resources than we have. Our success also depends both on our own ability and on the ability of our OEM customers to develop fibre channel solutions that are competitive with other technologies. Ultimately, our business depends upon our ability, along with the ability of our OEM customers, to convince end users to adopt fibre channel technology.

While we have secured numerous design wins for our fibre channel products from OEM customers, nearly all of these customers are still at the very early stages of initial commercial shipments or at the developmental stage of incorporating fibre channel into their systems. Only a limited number of OEM customers are in full commercial production of products that incorporate our fibre channel products. If our developmental and early stage customers are unable to or otherwise do not ship systems that incorporate our products, or if their shipped systems are not commercially successful, our business, results of operations and financial condition would be materially adversely affected.

The loss of one or more customers could harm our revenues.

For the nine months ended March 28, 1999, sales to our top customer, IBM, represented 19 percent of our net revenues. In the comparable period of the prior fiscal year, sales to Sequent Computer Systems represented 15 percent of net revenues and IBM represented 10 percent of net revenues. Sales to our top five customers accounted for 50 percent of net revenues for the nine months ended March 28, 1999 and for 42 percent of net revenues for the nine months ended March 29, 1998. In each of these periods, four of our top five customers were OEMs. Although we have attempted to expand our base of OEM customers, our revenues in the future may nonetheless be similarly derived from a limited number of OEM customers.

Failure of one or more of our significant customers to timely make payments could adversely affect our business.

We are also subject to credit risk associated with the concentration of our accounts receivable from our customers. If we were to lose one of our current significant customers or did not receive their payments due to us, we could experience a material adverse effect on our business, results of operations and financial condition.

The loss of one or more of our OEM or distributor customers could adversely affect our business.

We rely almost exclusively on OEMs and distributors for our sales. For the nine months ended March 28, 1999, we derived approximately 74 percent of our net revenues from OEMs and 23 percent from distributors. In fiscal 1998, we derived approximately 71 percent of our net revenues from OEMs and 25 percent from distributors. We cannot be certain that we will retain our current OEM and distributor customers or that we will be able to recruit additional or replacement customers. As is common in an emerging technology industry, our agreements with OEMs and distributors are typically non-exclusive and often may be terminated by either party without cause. Indeed, many of our OEM and distribution customers carry or utilize competing product lines. If we were to suddenly lose one or more important OEM or distribution customers to a competitor, our business, results of operations and financial condition could be materially adversely affected.

Some of our OEM customers could become competitors.

Some of our OEM customers could develop products internally that would replace our products. The resulting reduction in sales of our products to our OEM customers could have a material adverse effect on our business, results of operations and financial condition.

Our industries are subject to rapid technological change and we must keep pace with the changes to compete.

The markets for our products are characterized by rapidly changing technology, evolving industry standards and the frequent introduction of new products and enhancements. Our future success depends in a large part on our ability to enhance our existing products and to introduce new products on a timely basis to meet changes in customer preferences and evolving industry standards. We cannot be certain that we will be successful in developing, manufacturing and marketing new products or product enhancements that respond to such changes in a timely manner and achieve market acceptance. We also cannot be certain that we will be able to develop the underlying core technologies necessary to create new products and enhancements, or that we will be able to license the core technologies from third parties.

A key element of our business strategy is to develop multiple ASICs in order to increase system performance and reduce manufacturing costs, thereby enhancing the price/performance of our fibre channel products. We cannot be certain that we will be successful at developing and incorporating ASICs effectively and in a timely manner. Additionally, changes in technology and consumer preference could potentially render our current products uncompetitive or obsolete. If we are unable, for technological or other reasons, to develop new products or enhance existing products in a timely manner in response to technological and market changes, our business, results of operations and financial condition would be materially adversely affected.

The failure of our OEM customers to keep up with rapid technological change could adversely affect our business.

Our revenues depend significantly upon the ability and willingness of our OEM customers to develop and promote products on a timely basis that incorporate our technology. The ability and willingness of OEM customers to develop and promote such products is based upon a number of factors, such as:

The timely development by us and our OEM customers of new products with new functionality, increased speed and enhanced performance at acceptable prices;

   .   The development costs facing our OEM customers;

   . The compatibility of new products with both existing and emerging industry standards;

   .   Technological advances;

   .   Intellectual property issues; and

   .   Competition in general

We cannot be certain of the ability or willingness of our OEM customers to continue developing, marketing and selling products that incorporate our technology. Our business is dependent on our relationships with our OEM and distributor customers, so the inability or unwillingness of any of our significant customers to develop or promote products which use our technology would have a material adverse effect on our business, results of operations and financial condition.

A significant percentage of our revenues are from product lines which are being phased out.

We have shifted the focus of our business to fibre channel technology. However, our revenues still depend significantly on sales of our traditional networking products. These traditional networking products accounted for 49 percent of our net revenues for the nine months ended March 28, 1999. If the maturation of these products were to occur faster than we anticipate, our business, results of operations and financial condition would be materially adversely affected.

Our markets are highly competitive.

The markets for our products are highly competitive and are characterized by rapid technological advances, price erosion, frequent new product introductions and evolving industry standards. Our current and potential competition consists of major domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources than we have. We expect that an increasing number of companies will enter the markets for our products, particularly the new and evolving fibre channel market. Furthermore, larger companies in other related industries may develop or acquire technologies and apply their significant resources, such as distribution channels and brand recognition, to acquire significant market share. Emerging companies attempting to obtain a share of the existing markets act as potential competition as well. Our competitors continue to introduce products with improved price/performance characteristics, and we will have to do the same to remain competitive. Increased competition could result in significant price competition, reduced revenues, lower profit margins or loss of market share, any of which would have a material adverse effect on our business, results of operations and financial condition. We cannot be certain that we will be able to compete successfully against either current or potential competitors in the future.

In the fibre channel market, we compete primarily against Hewlett-Packard, QLogic Corporation, Vixel, Gadzoox Microsystems and several smaller companies to a lesser extent. In the printer server market, we compete directly against a number of smaller companies and indirectly against Hewlett-Packard and Lexmark, the two largest printer vendors, both of which primarily use their own internally-developed printer servers. In the network access market, we compete against numerous networking companies who offer network access solutions.

As is common in an emerging technology industry with non-exclusive development arrangements, many of our OEM customers arrange second source agreements to meet their requirements. Furthermore, in the future our OEM customers may develop products that compete with ours or purchase from our competitors and may terminate their relationships with us as a result.

A decrease in the average unit selling prices of our fibre channel products could adversely affect our business.

As the market for fibre channel products matures, it is likely that we will experience downward pressure on the average unit selling prices of our fibre channel products. To the extent that average unit selling prices of our fibre channel products decrease without a corresponding decrease in the costs of such products, our gross margins and financial performance could be materially adversely affected.

Delays in product development could adversely affect our business.

We have experienced delays in product development in the past and may experience similar delays in the future. Given the short product life cycles in the markets for our products, any delay or unanticipated difficulty associated with new product introductions or product enhancements could have a material adverse effect on our business, results of operations and financial condition. Prior delays have resulted from numerous factors, such as:

     . Changing OEM product specifications;

     . Difficulties in hiring and retaining necessary personnel;

     . Difficulties in reallocating engineering resources and other resource limitations;

     . Difficulties with independent contractors;

     . Changing market or competitive product requirements;

     . Unanticipated engineering complexity;

     . Undetected errors or failures in software and hardware; and

     . Delays in the acceptance or shipment of products by OEM customers.

Our joint development activities may result in products that are not commercially successful or that are not available in a timely fashion.

We have engaged in joint development projects with third parties in the past and we expect to continue doing so in the future. Joint development creates several risks for us, including the loss of control over development of aspects of the jointly-developed products and over the timing of product availability. Accordingly, we face the risk that joint development activities will result in products that are not commercially successful or that are not available in a timely fashion.

The loss of third-party suppliers or our contract manufacturer could adversely affect our business.

We rely on third-party suppliers for components which are used in our products and we have experienced delays or difficulty in securing components in the past. Key components that we use in our products may only be available from single sources with which we do not have long-term contracts. Intel is currently our sole supplier for microprocessors used in our fibre channel products. IBM and Hewlett-Packard are currently our sole suppliers for components that enable our fibre channel products to connect to networks. Motorola is currently our sole supplier of memory devices incorporated into our fibre channel products. In addition, we rely on LSI Logic, Chip Express and VLSI to manufacture ASICs for our products. Furthermore, the components we use for our fibre channel products are based on an emerging technology and may not be available with the performance characteristics or in the quantities that we require. Our future inability to supply products due to a lack of components or our inability to redesign products to accept alternatives in a timely manner would materially adversely affect our business, results of operations and financial condition.

Because we transitioned the production of our products to a contract manufacturer, K*TEC Electronics, a division of Kent Electronics Corporation, we plan to maintain only a minimal supply of product components. We now rely on K*TEC Electronics to complete the majority of the component purchases for our products. Consequently, we cannot be certain that the necessary components will be available to meet our future requirements at favorable prices, if at all. Moreover, because we rely on K*TEC Electronics to manufacture, store and ship our products, if K*TEC Electronics is unable or unwilling to complete production runs for us in the future, or experiences any significant delays in completing production runs or shipping product, the manufacturing and sale of our products would be temporarily suspended. An interruption in supply of our products and the cost of qualifying and shifting production to an alternative manufacturing facility would have a material adverse effect on our business, results of operations and financial condition.

A decrease in the demand for high performance computer and storage systems could adversely affect our business.

A significant portion of our products are currently used in high-performance computer and storage systems. Our fibre channel growth has been supported by increasing demands for sophisticated Input/Output ("I/O") solutions which support enterprise computing requirements, including on-line transaction processing, data mining, data warehousing, multimedia and Internet applications. Should there be a slowing in the growth of demand for such systems, our business, results of operations and financial condition could be materially adversely affected.

The inadequacy of our intellectual property protections could adversely affect our business.

We believe that our continued success depends primarily on continuing innovation, marketing and technical expertise, as well as the quality of product support and customer relations. At the same time, our success is partially dependent on the proprietary technology contained in our products. We currently rely on a combination of patents, copyrights, trademarks, trade secret laws and contractual provisions to establish and protect our intellectual property rights in our products. We cannot be certain that the steps we take to protect our intellectual property will adequately protect our proprietary rights, that others will not independently develop or otherwise acquire equivalent or superior technology or that we can maintain such technology as trade secrets.
In addition, the laws of certain countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products and intellectual property rights to the same extent as the laws of the United States or at all. Our failure to protect our intellectual property rights could have a material adverse effect on our business, results of operations and financial condition.

Third-party claims of infringement of their intellectual property could adversely affect our business.

We believe that our products and technology do not infringe on the intellectual property rights of others or upon intellectual property rights that may be granted in the future pursuant to pending applications. We also believe that we will not be required to obtain licenses of technology owned by other parties. However, we occasionally receive communications from third parties alleging patent infringement, and there is always the chance that third parties may assert infringement claims against us. Any such claims, with or without merit, could result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. We cannot be certain that the necessary licenses will be available or that they can be obtained on commercially reasonable terms. If we were to fail to obtain such royalty or licensing agreements in a timely manner and on reasonable terms, our business, results of operations and financial condition would be materially adversely affected.

The loss of key technical personnel could adversely affect our business.

Our success depends to a significant degree upon the performance and continued service of engineers involved in the development of our fibre channel technology and technical support of fibre channel products and customers. Our future success depends upon our ability to attract, train and retain such personnel.
We will need to increase the number of technical staff members with experience in high-speed networking applications as we further develop the fibre channel product line. Competition for such highly skilled employees in our industry is intense, and we cannot be certain that we will be successful in recruiting and retaining such personnel. In addition, employees may leave our company and subsequently compete against us. The loss of these key technical employees could have a material adverse effect on our business, results of operations and financial condition.

Our international business activities subject us to risks which could adversely affect our business.

During the nine months ended March 28, 1999, sales in the United States accounted for 67 percent of our net revenues, sales in Europe accounted for 28 percent of our net revenues, and sales in the Pacific Rim countries accounted for five percent of our net revenues. During the nine months ended March 29, 1998, sales in the United States accounted for 67 percent of net revenues, sales in Europe accounted for 25 percent of our net revenues, and sales in the Pacific Rim countries accounted for eight percent of our net revenues. We expect that sales in the United States and Europe will continue to account for the substantial majority of our revenues for the foreseeable future.

We encounter risks inherent in international operations. All of our sales are currently denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. Our international business activities could be limited or disrupted by any of the following factors:

     . The imposition of governmental controls and regulatory requirements;

     . The costs and risks of localizing products for foreign countries;

     . Restrictions on the export of technology;

     . Financial and stock market dislocations;

     . Longer accounts receivable payment cycles;

     . Potentially adverse tax consequences;

     . The repatriation of earnings;

     . The burden of complying with a wide variety of foreign laws;

     . Trade restrictions; and

     . Changes in tariffs.

In addition, the revenues we earn in various countries in which we do business may be subject to taxation by more than one jurisdiction, thereby adversely affecting our earnings. These factors could harm future sales of our products to international customers and have a material adverse effect on our business, results of operations and financial condition.

Export restrictions may adversely affect our business.

Our fibre channel products are subject to U.S. Department of Commerce export control restrictions. Neither we nor our customers may export such products without obtaining an export license. These U.S. export laws also prohibit the export of our fibre channel products to a number of countries deemed by the United States to be hostile. These restrictions may make foreign competitors facing less stringent controls on their products more competitive in the global market than we or our fibre channel customers are. The U.S. government may not approve any pending or future export license requests. In addition, the list of products and countries for which export approval is required, and the regulatory policies with respect thereto, could be revised. The sale of our fibre channel products could be harmed by our failure or the failure of our customers to obtain the required licenses or by the costs of compliance.

Our business may be harmed by Year 2000 issues.

Many existing computer systems and applications use two digits rather than four to define the applicable year. These programs were designed without considering the impact of the upcoming change in the century. If such programs are not corrected, many computer systems could fail or create erroneous results at or beyond the year 2000. We consider a product to be "Year 2000 compliant" if the product's performance and functionality are unaffected by the processing of dates prior to, during and after the year 2000. We believe that our current products are all Year 2000 compliant. However, older products which we previously sold, and which may still be covered under warranties, may not be Year 2000 compliant. We are prepared to update these older products as required under warranty for all issues that we have been able to identify. However, we cannot be certain that all potential Year 2000 issues have been identified or that the issues will be successfully resolved to the customers' satisfaction. Consequently, customers may bring litigation against vendors, including us. Any such claims, with or without merit, could result in a material adverse effect on our business, results of operations and financial condition.

We have committed resources in an attempt to identify and correct potential Year 2000 issues, both in our products and in our internal computer systems and applications. We have also committed resources in an attempt to identify the Year 2000 issues of third parties which could impact us. We believe we have identified and corrected, or have a plan in place to correct, any Year 2000 issues related to our products and internal computer systems. However, we rely in various ways, both domestically and internationally, upon government agencies, utility companies, telecommunication companies and other service providers. Therefore we are in the process of completing a survey of our suppliers, contract manufacturer and financial institutions to evaluate their Year 2000 compliance plans. We will also use the survey to determine whether any Year 2000 issues will impede the ability of any of our suppliers to continue to provide us with goods and services. We are currently conducting a survey of our customers. We cannot be certain that all of our suppliers, government agencies, customers, financial institutions and other third parties will not suffer business disruptions caused by a Year 2000 issue. Our management believes that there are two most likely worst case scenarios related to the Year 2000 issue that we may experience. The first would be an inability to obtain inventory components from suppliers due to Year 2000 problems they experience. The second would be delays in receiving orders or payments from customers due to Year 2000 problems they experience. Either of the two scenarios could have a material adverse effect on our business, results of operations and financial condition.

As we have not yet completed our full Year 2000 assessment, we have not developed a contingency plan. We anticipate that our full Year 2000 review, necessary remediation actions and contingency plan will be substantially complete by the end of June 1999. Although this process has not generated any material expenditures to date, and we do not currently foresee any in the future, the costs related to this issue will continue to evolve as we identify and address the remaining issues. Although we do not believe that the Year 2000 issue will pose any significant operational problems, there could be delays in our efforts to address the Year 2000 issue or we could fail to fully identify all Year 2000 issues in our systems, equipment or processes, or those of third parties which affect us. Such delays or failures could have a material adverse effect on our business, results of operations and financial condition.

We may need additional capital in the future and such additional financing may not be available.

We currently anticipate that our available cash resources and financing available through our credit facility will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. However, we cannot assure you that such resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements. We may need to raise additional funds through public or private debt or equity financings in order to:

      . Take advantage of unanticipated opportunities, including more rapid international expansion or acquisitions of complementary businesses or technologies;

      . Develop new products or services; or

      . Respond to unanticipated competitive pressures.

We may also raise additional funds through public or private debt or equity financings if such financings become available on favorable terms. We cannot assure you that any additional financing we may need will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of unanticipated opportunities, develop new products or services or otherwise respond to unanticipated competitive pressures. In any such case, our business, results of operations and financial condition could be materially adversely affected.

Our stock price is volatile.

The stock market in general, and the stock prices in technology-based companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public companies. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. Any of the following factors could have a significant impact on the market price of our common stock:

      . Quarterly variations in operating results;

      . Announcements of new products by us or our competitors;

      . The gain or loss of significant customers;

      . Changes in analysts' earnings estimates;

      . Pricing pressures;

      . Short-selling of our common stock;

      . General conditions in the computer, storage or communications markets;
        or

      . Events affecting other companies that investors deem to be comparable to us.

In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources.

We do not plan to pay cash dividends on our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain future earnings, if any, to finance the growth and expansion of our business and for general corporate purposes. In addition, the terms of our credit facility prohibit us from paying dividends on our capital stock.


Our stockholder rights plan, certificate of incorporation and Delaware law could adversely affect the performance of our stock.

Our stockholder rights plan and certain provisions of our certificate of incorporation and of the Delaware General Corporation Law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. The stockholder rights plan and these provisions of our certificate of incorporation and Delaware law are intended to encourage potential acquirers to negotiate with us and allow our board of directors the opportunity to consider alternative proposals in the interest of maximizing stockholder value. However, such provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price.

Item 3. Quantitative and Qualitative Disclosures of Market Risk
---------------------------------------------------------------

Not applicable.


Part II. Other Information
--------------------------

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)   Exhibit  3.1    Certificate of Incorporation of the Registrant
                      (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for fiscal 1997).

      Exhibit 3.2 Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for fiscal 1997).

      Exhibit 3.3 Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K filed February 2, 1989).

      Exhibit 4.1 Rights Agreement, dated January 19, 1989, as amended (incorporated by reference to Exhibit 4 the Registrant's Current Report on Form 8-K filed February 2, 1989).

      Exhibit 4.2 Certificate regarding extension of Final Expiration Date of Rights Agreement, dated January 18, 1999 (incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-3 filed April 26, 1999).

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


Date:  April 28, 1999



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