Form 10-K/A
period 1998-06-28
EMULEX CORP /DE/
filed 1999-05-17
CIK 350917

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

Emulex believes that it has established a leadership role in fibre channel product development by introducing among other products, the first fibre channel adapter with an integrated reduced instruction-set computing ("RISC") processor, which enables servers to offload the host networking or I/O workload and increase system performance. Emulex also developed the first Peripheral Component Interface ("PCI") host adapter that supported all three fibre channel standard classes and topologies, which enables users to transparently upgrade from a low-end arbitrated loop to a high-end switched fabric fibre channel environment encompassing both I/O and LAN applications. Most recently, the Company introduced the industry's first network managed digital hub which eliminates inherent performance issues related to earlier analog hubs in the arbitrated loop environment. Since the introduction of the Company's first fibre channel products in the fourth quarter of fiscal 1995, the Company has expanded its fibre channel products to approximately $18,944, or 32 percent of net revenues, in the year ended June 28, 1998.

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

During the quarter ended March 29, 1998, the Company initiated a program to outsource the manufacturing of all of its product lines to K*TEC Electronics, a state-of-the-art contract manufacturer with advanced manufacturing capabilities which the Company requires for its new generation fibre channel designs. The Company made this strategic decision in an attempt to reduce required future capital expenditures and production costs, as well as to take advantage of K*TEC Electronics' consolidated purchasing power and materials management capabilities. In conjunction with this transition to subcontracted manufacturing, the Company plans to close its Puerto Rican manufacturing facility, streamline its offerings of some of the Company's more mature products, primarily in the network access product lines, and close selected domestic sales offices. The Company has recorded consolidation charges of $7,231 in 1998 related to the planned closure of its manufacturing plant and the closing of selected sales offices. The Company anticipates a total worldwide reduction of approximately 130 full-time employees, or 48% of the workforce, and 45 temporary workers in Puerto Rico when this transition is complete.

RISK FACTORS

HISTORY OF LOSSES; FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

The Company incurred a net loss of $12,755 for the quarter ended March 29, 1998, and $10,838 for the year ended June 28, 1998, respectively. Fiscal 1998 included $5,314 of inventory charges related to consolidation and $7,231 of consolidation charges in conjunction with the planned closure of the Company's Puerto Rico manufacturing operations and the closing of selected sales offices. While the Company generated net income for six of the last seven quarters, there can be no assurances that revenues will remain at current levels or improve or that the Company would be profitable at such revenue levels.

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

Risks Associated With Transition From Puerto Rico Manufacturing Facility To Subcontracted Manufacturer

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

As of June 28, 1998, the Company still owned its production facility located in two adjacent buildings in Dorado, Puerto Rico. The two buildings have an aggregate of approximately 41,000 square feet. Subsequent to year-end, the Company entered into an agreement to sell this manufacturing facility as part of the Company's transition to a contract manufacturer.

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

On January 19, 1989, the Board of Directors declared a dividend distribution of one preferred stock purchase right for each outstanding share of common stock. The rights were distributed on February 2, 1989, to stockholders of record on the close of business on that date.

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

Selected Consolidated Statement of Operations Data

                                                                       Year Ended
                                                ----------------------------------------------------------
                                                June 28,     June 29,    June 30,      July 2,     July 3,
                                                  1998         1997        1996          1995        1994
                                                --------     --------    --------     --------    --------
                                                          (in thousands, except per share data)
Net revenues ...............................    $ 59,485     $ 64,763    $ 51,338     $ 75,475    $ 61,558
                                                --------     --------    --------     --------    --------
Cost of sales ..............................      34,913       40,205      34,848       44,655      38,540
Cost of sales--inventory charges related
 to consolidation...........................       5,314           --          --           --          --
                                                --------     --------    --------     --------    --------
Total cost of sales.........................      40,227       40,205      34,848       44,655      38,540
                                                --------     --------    --------     --------    --------
   Gross profit ............................      19,258       24,558      16,490       30,820      23,018
                                                --------     --------    --------     --------    --------

Operating expenses:
   Engineering and development .............      11,071       10,006      11,387       10,674       8,498
   Selling and marketing ...................       7,589        7,637      11,071       11,927      13,069
   General and administrative ..............       4,406        4,643       4,940        5,435       5,393
   Amortization of goodwill ................          --           --          --          337         467
   Impairment of goodwill ..................          --           --          --          785       1,001
   Consolidation charges ...................       7,231        1,280          --           --       2,413
                                                --------     --------    --------     --------    --------
Total operating expenses ...................      30,297       23,566      27,398       29,158      30,841
                                                --------     --------    --------     --------    --------

Operating income (loss) ....................     (11,039)         992     (10,908)       1,662      (7,823)

Nonoperating income ........................         113           71         483        1,120         123
                                                --------     --------    --------     --------    --------

Income (loss) from continuing
  operations before income taxes ...........     (10,926)       1,063     (10,425)       2,782      (7,700)

Income tax benefit .........................          88          506       1,137        1,156          23
                                                --------     --------    --------     --------    --------

Income (loss) from continuing operations ...     (10,838)       1,569      (9,288)       3,938      (7,677)

Discontinued operations:
   Loss from discontinued
     Operations, net of income tax .........          --           --          --           --      (4,558)

   Loss on disposal of discontinued
     operations, net of income tax .........          --           --          --           --      (2,994)
                                                --------     --------    --------     --------    --------

Net income (loss) ..........................    $(10,838)    $  1,569    $ (9,288)    $  3,938    $(15,229)
                                                ========     ========    ========     ========    ========
Earnings  (loss) per share  from  continuing
operations:
     Basic .................................    $  (1.77)    $   0.26    $  (1.56)    $   0.69    $  (1.39)
                                                ========     ========    ========     ========    ========
     Diluted ...............................    $  (1.77)    $   0.25    $  (1.56)    $   0.64    $  (1.39)
                                                ========     ========    ========     ========    ========
Earnings (loss) per share:
     Basic .................................    $  (1.77)    $   0.26    $  (1.56)    $   0.69    $  (2.75)
                                                ========     ========    ========     ========    ========
     Diluted ...............................    $  (1.77)    $   0.25    $  (1.56)    $   0.64    $  (2.75)
                                                ========     ========    ========     ========    ========
Number of shares used in share computations:
     Basic .................................       6,121        6,044       5,936        5,714       5,537
                                                ========     ========    ========     ========    ========
     Diluted ...............................       6,121        6,294       5,936        6,172       5,537
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

                                                   Percentage of Net Revenues
                                                 ------------------------------
                                                  1998         1997       1996
                                                 -----        -----       -----
        Net revenues .....................       100.0%       100.0%      100.0%
        Cost of sales ....................        58.7         62.1        67.9
        Cost of sales--inventory charges
         related to consolidation.........         8.9           --          --
                                                 -----        -----       -----
           Total cost of sales............        67.6         62.1        67.9
                                                 -----        -----       -----
           Gross profit ..................        32.4         37.9        32.1
                                                 -----        -----       -----
         Operating expenses:
            Engineering and development ..        18.6         15.5        22.2
            Selling and marketing ........        12.8         11.7        21.5
            General and administrative ...         7.4          7.2         9.6
            Consolidation charges ........        12.2          2.0        --
                                                 -----        -----       -----
         Total operating expenses ........        51.0         36.4        53.3
                                                 -----        -----       -----
        Operating income (loss) ..........       (18.6)         1.5       (21.2)
        Nonoperating income ..............         0.2          0.1         0.9
                                                 -----        -----       -----
        Income (loss) before income taxes.       (18.4)         1.6       (20.3)
        Income tax benefit ...............         0.2          0.8         2.2
                                                 -----        -----       -----
        Net income (loss) ................       (18.2)%        2.4%      (18.1)%
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

From a product line perspective, net revenues from the Company's fibre channel product line increased by $7,423, or 64.4 percent, to $18,944 for fiscal 1998 compared to fiscal 1997 as OEMs in this emerging market have begun to take volume shipments. The Company expects that future revenue from this product line will be a function of continued demand from OEMs which are currently shipping fibre channel product, launches of new fibre channel based systems by some of the Company's other OEMs, achievement of additional design wins and increased distribution sales. Net revenues generated from the Company's printer server product line decreased by $4,465, or 15.7 percent, to $23,963 in 1998 versus the prior fiscal year. These decreases in printer server revenues are primarily the result of lower distribution sales which the Company believes are principally due to decreased demand for after-market solutions, as more OEMs are shipping network-ready printers. Net revenues from the Company's network access products in 1998 decreased by $6,973, or 31.0 percent, to $15,506 compared to 1997. This decrease in our maturing network access products net revenues is principally the result of lower shipments to Reuters, as its current project with Emulex approaches end of life. Net revenues from other miscellaneous product lines decreased by $1,263, or 54.1 percent, to $1,072 during the current fiscal year compared to the prior fiscal year, primarily due to the fact that the first quarter of the prior fiscal year included end-of-life sales of an OEM storage product.

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

GROSS PROFIT

Fiscal 1998 versus Fiscal 1997

Gross profit in 1998 decreased by $5,300, or 21.6 percent, to $19,258. Gross profit as a percent of net revenues also decreased from the prior year to 32.4 percent in 1998 from 37.9 percent in 1997. In conjunction with the planned closure of the Company's Puerto Rico manufacturing operations and transition to subcontracted manufacturing (discussed below in Operating Expenses), during the three month period ended March 29, 1998, the Company recorded $5,314 of inventory charges related to consolidation, including $1,899 of incremental excess and obsolete inventory reserves related to ongoing product life-cycle transitions and $3,415 for reductions in inventory related to the streamlining of the Company's product lines. Excluding these inventory charges related to consolidation, gross profit for 1998 would have been $24,572, a decrease of $14 compared to 1997. Gross profit as a percent of revenue, excluding these inventory charges related to consolidation, improved to 41.3 percent. The improvement in gross profit as a percentage of net revenues is principally due to a product mix that contained a greater percentage of higher margin products.

Fiscal 1997 versus Fiscal 1996

In 1997, gross profit increased by $8,068, or 48.9 percent, to $24,558. Gross profit was 37.9 percent of net revenues in 1997 compared to 32.1 percent in 1996. The improvement in the 1997 gross profit percentage was primarily due to a product mix which contained a higher percentage of higher margin products, lower prices for components used in the Company's products and higher absorption of manufacturing overhead which resulted from the higher level of production activity in the current year compared to the prior year.

OPERATING EXPENSES

Fiscal 1998 versus Fiscal 1997

During the three month period ended March 29, 1998, the Company initiated a program to outsource the manufacturing of all of its product lines to K*TEC Electronics, a state-of-the-art contract manufacturer with advanced manufacturing capabilities which the Company requires for its new generation fibre channel designs. The Company made this strategic decision in an attempt to reduce required future capital expenditures and production costs, as well as to take advantage of K*TEC Electronics' consolidated purchasing power and materials management capabilities. In conjunction with this transition to subcontracted manufacturing, the Company plans to close its Puerto Rico manufacturing facility and close selected domestic sales offices. In addition to the $5,314 of inventory charges related to consolidation discussed above, the Company has recorded consolidation charges of $7,231 related to these closures. These charges include approximately $3,010 for severance and related costs, $1,022 for impairment of certain property, plant and equipment, $1,360 for reductions in prepaid royalties and other expenses, $631 for payroll and related costs for Puerto Rico employees and other directly-related costs to complete the closure of the facility after operations had ceased, $325 for legal, tax and accounting advice directly related to the closure of the Puerto Rico facility, $658 of directly-related costs incurred primarily at the corporate level to facilitate the closure of the Puerto Rico facility (travel, labor, and other outside services), and $225 for equipment and office leases. In addition, the Company plans to sell other property, plant and equipment in 1999. The Company anticipates a total worldwide reduction of approximately 130 full-time employees, or 48% of the workforce, and 45 temporary workers in Puerto Rico. The majority of the headcount reduction is in the manufacturing area; however, selected reductions will also be made in other areas related to the streamlining of product offerings.

In 1998, operating expenses, including the above mentioned consolidation charges, were $30,297, an increase of $6,731, or 28.6 percent, from the level recorded in 1997. Excluding consolidation charges of $7,231 and $1,280 for 1998 and 1997, respectively, operating expenses increased by $780, or 3.5 percent, to $23,066 in 1998 from $22,286 in 1997. This increase in operating expenses was primarily the result of an increase of $1,065, or 10.6 percent, to $11,071 for engineering and development expenses as the Company continued to expand its fibre channel development efforts. This increase in engineering and development expenses was partially offset by decreases in selling and marketing expenses, as well as general and administrative expenses, even though they increased as a percent of net revenues. Compared to the prior year, selling and marketing expenses decreased by $48 to $7,589 in 1998. General and administrative expenses decreased by $237, or 5.1 percent, to $4,406 in 1998 compared to 1997.

Fiscal 1997 versus Fiscal 1996

In 1997, operating expenses decreased by $3,832, or 14.0 percent, to $23,566 compared to the prior year. Due to higher revenue levels and lower operating expenses, operating expenses as a percent of revenue improved to 36.4 percent compared to 53.4 percent in the prior year. Included in 1997 were consolidation charges to reduce the Company's ongoing expense base and focus its activities in the fibre channel, printer server and wide area networking markets of $1,280 recognized during the first quarter of 1997. Excluding these charges, operating expenses in the current year would have been 34.4 percent of revenues, or $22,286. This represents a decrease of $5,112, or 18.7 percent, compared to operating expenses of $27,398 in 1996. Engineering and development expenses decreased by $1,381, or 12.1 percent, to $10,006 during 1997. Selling and marketing expenses decreased by $3,434, or 31.0 percent, to $7,637 for the current year. These reductions were primarily the result of the Company's reduction of investment in product areas outside of the Company's core focus in fibre channel, printer server and wide area networking markets. General and administrative expenses decreased by $297, or 6.0 percent, to $4,643 in 1997 primarily due to reduced staffing levels.

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

INCOME TAXES

The Company recorded a tax benefit of $88 in 1998 compared to a benefit of $506 in 1997. The benefit in 1998 included a $188 tax recovery from a tax sharing agreement with QLogic Corporation, a former subsidiary of the Company, compared to a $612 tax recovery, also related to the tax sharing agreement with QLogic Corporation, in the prior year. Because the Company's deferred tax assets were offset 100% by a valuation allowance, the benefit from the current year loss and related valuation allowance net on the Company's Consolidated Statement of Operations. The Company had $36,021 and $4,271 of net operating loss carryforwards for federal and state income tax purposes, respectively, as of June 28, 1998, which are available to offset future federal and state taxable income through 2013 and 2003, respectively. Additionally, the Company had $2,402 of business credit carryforwards, available through 2013, and $1,185 of alternative minimum tax credit carryforwards available over an indefinite period to further reduce future federal income taxes. The Company also had $1,634 of research and experimentation credit carryforwards as of June 28, 1998 for state purposes available through 2013.

As a result of Emulex Caribe, the Company's Puerto Rico subsidiary, entering into a tax-free plan of liquidation for U.S. income tax purposes on May 28, 1998 and the subsequent assignment of Caribe's assets to, and assumption of Caribe's liabilities by, Emulex Corporation, the Company has submitted a Ruling Request to Puerto Rico's Secretary of the Treasury. The Company is requesting that the Puerto Rican Treasury rule in the Company's favor as to the tax-free treatment of the liquidation for Puerto Rico income tax purposes. Additionally, the Company has submitted a Closing Agreement to the Secretary of the Treasury of Puerto Rico in order to obtain the Puerto Rico Treasury's agreement as to the amount of tollgate tax resulting from the deemed distribution from Emulex Caribe to its parent company as a result of the liquidation. Although it is not assured, the Company believes it will be able to obtain Treasury approval on both documents. However, if the Company is unable to obtain approval on these documents, the Company's results of operations, financial condition and/or liquidity would be materially adversely affected.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive and certain other officers of the Company or its principal operating subsidiary are as follows:

Name                     Position                                               Age
-----                    --------                                               ---
Paul F. Folino           President and Chief Executive Officer and Director     53
Kirk D. Roller(1)        Vice President, Worldwide Sales                        36
Charles N. Goff(1)       Vice President, Manufacturing                          64
Teresa W. Blackledge(1)  Vice President, Marketing                              43
Sadie A. Herrera(1)      Vice President, Human Resources                        49
Ronald P. Quagliara(1)   Vice President, Research and Development               49
Michael J. Rockenbach    Vice President, Finance, Chief Financial Officer       37
                           and Secretary

------------
(1) These persons serve in the indicated capacities as officers of the Registrant's principal operating subsidiary; they are not officers of the Registrant.

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


                                          KPMG LLP


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

                       EMULEX CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Operations Years Ended
                 June 28, 1998, June 29, 1997 and June 30, 1996
                      (in thousands, except per share data)


                                                                  1998           1997          1996
                                                                --------       --------      --------
Net revenues (note 7) .....................................     $ 59,485       $ 64,763      $ 51,338
                                                                --------       --------      --------
Cost of sales .............................................       34,913         40,205        34,848
Cost of sales--inventory charges related to consolidation..        5,314             --            --
                                                                --------       --------      --------
      Total cost of sales..................................       40,227         40,205        34,848
                                                                --------       --------       -------
   Gross profit ...........................................       19,258         24,558        16,490
                                                                --------       --------      --------
Operating expenses:
   Engineering and development ............................       11,071         10,006        11,387
   Selling and marketing ..................................        7,589          7,637        11,071
   General and administrative .............................        4,406          4,643         4,940
   Consolidation charges ..................................        7,231          1,280            --
                                                                --------       --------      --------
      Total operating expenses ............................       30,297         23,566        27,398
                                                                --------       --------      --------

      Operating income (loss) .............................      (11,039)           992       (10,908)

Nonoperating income (note 5) ..............................          113             71           483
                                                                --------       --------      --------

      Income (loss) before income taxes ...................      (10,926)         1,063       (10,425)

Income tax benefit (note 3) ...............................           88            506         1,137
                                                                --------       --------      --------

   Net income (loss) ......................................     $(10,838)      $  1,569      $ (9,288)
                                                                ========       ========      ========

Earnings (loss) per share (note 10):
    Basic .................................................     $  (1.77)      $   0.26      $  (1.56)
                                                                ========       ========      ========
    Diluted ...............................................     $  (1.77)      $   0.25      $  (1.56)
                                                                ========       ========      ========
Number of shares used in per share computations (note 10):
    Basic .................................................        6,121          6,044         5,936
                                                                ========       ========      ========
    Diluted ...............................................        6,121          6,294         5,936
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

        Consolidation Charges

           Fiscal 1998

        On March 25, 1998, the Company announced plans to outsource the manufacturing of its product lines to K*TEC Electronics which resulted, among other things, in the decision to close the Company's manufacturing subsidiary located in Dorado, Puerto Rico. In conjunction with this decision, the Company has recorded consolidation charges of $7,231 during 1998. These charges include approximately $3,010 for severance and related costs, $1,022 for impairment of certain property, plant and equipment, $1,360 for reductions in prepaid royalties and other expenses, $225 for equipment and office leases and $631 for payroll and related costs for Puerto Rico employees and other directly-related costs to complete the closure of the facility after operations had ceased, $325 for legal, tax and accounting advice directly related to the closure of the Puerto Rico facility and $658 of directly-related costs incurred primarily at the corporate level to facilitate the closure of the Puerto Rico facility (travel, labor, and other outside services). In addition, the Company plans to sell other property, plant and equipment in 1999 (see note 11). The Company anticipates a worldwide reduction of approximately 130 full-time employees, or 48% of the workforce, and 45 temporary workers in Puerto Rico. The majority of the headcount reduction is in the manufacturing area; however, selected reductions will also be made in other areas related to the streamlining of product offerings.

        The $1,022 impairment of property, plant and equipment reflected the assets to be disposed of at fair value less costs to sell, based on a combination of management judgement and outside appraisal. Included in property, plant and equipment at March 29, 1998 was $2,347 of assets to be disposed of. As of June 27, 1998, the Company had ceased operations at the Puerto Rico facility. Through that time, these assets continued to be depreciated. As of June 28, 1998, the remaining assets related to the restructuring consisted of land, building and improvements of $1,683, production and test equipment of $588 and furniture and fixtures of $55. After these assets were taken from use, the assets were promptly disposed of, except for the production equipment and the building and land which were held for sale. During the limited time these assets were held for sale, no depreciation was recognized because their carrying value was at fair value less costs to sell.

        As of June 28, 1998, actions to complete this consolidation plan were still in process. The Company anticipates that this plan will be substantially complete within three to six months. The remaining consolidation accrual at June 28, 1998 of $3,173 consists of approximately $1,661 for severance and related costs, $155 for equipment and office leases, $631 for payroll and related costs for Puerto Rico employees and other directly-related costs to complete the closure of the facility after operations had ceased, and other costs substantially incurred by June 30, 1998, including $249 for legal, tax and accounting advice directly related to the closure of the Puerto Rico facility and $477 for directly-related costs incurred primarily at the corporate level to facilitate the closure of the Puerto Rico facility (travel, labor, and other outside services). At year-end, the Company's work force still included 45 of the 130 employees discussed above. The Company anticipates that the activities related to the plant closure which necessitate these employees will be completed within three to four months.

                               EMULEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           Fiscal 1997

        During the first quarter of fiscal 1997, the Company initiated a consolidation of its operations to reduce its ongoing expense base and focus its activities in the fibre channel, printer server and wide area networking markets. Emulex's remote access and host software business, previously headquartered out of a Bellevue, Washington facility, were relocated to Emulex headquarters in Costa Mesa, California. In addition, the Company downsized its Pacific Rim sales organization and also made selected reductions at its manufacturing plant in Dorado, Puerto Rico and at its corporate headquarters. The Company recognized consolidation charges of $1,280 in fiscal 1997.

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

        Intangible Assets

        Capitalized software development costs can consist of costs to purchase software to be used within the Company's products and costs to develop software internally. Capitalization of purchased software occurs only if technological feasibility has been established through completion of product design, working model and testing. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require judgment by management with respect to certain external factors, including but not limited to, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. Purchased software costs of $300 were capitalized in 1998. No purchased software costs were capitalized in 1997 or 1996. No internally-developed software costs were capitalized in 1998, 1997 or 1996. These intangible assets will be amortized over their estimated useful lives.

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

NOTE 12 QUARTERLY FINANCIAL DATA (UNAUDITED)

        Selected quarterly financial data for 1998 and 1997 is as follows:

                             Net                       Net        Diluted earnings
                           revenues  Gross profit  income (loss)  (loss) per share
                           --------  ------------  -------------  ----------------
    1998:
         Fourth quarter    $ 13,966    $  5,545      $    200         $   0.03
         Third quarter       15,019         756       (12,755)           (2.08)
         Second quarter      15,493       6,830         1,108             0.18
         First quarter       15,007       6,127           609             0.10
                           --------    --------      --------

         Total             $ 59,485    $ 19,258      $(10,838)
                           ========    ========      ========

    1997:
         Fourth quarter    $ 15,742    $  6,358      $    920         $   0.15
         Third quarter       17,011       6,930         1,103             0.18
         Second quarter      16,058       5,875           487             0.08
         First quarter       15,952       5,395          (941)           (0.16)
                           --------    --------      --------
         Total             $ 64,763    $ 24,558      $  1,569
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

                                                                     Schedule II


                       EMULEX CORPORATION AND SUBSIDIARIES

                 Valuation and Qualifying Accounts and Reserves

           Years ended June 28, 1998, June 29, 1997 and June 30, 1996
                                 (in thousands)

                                                   Additions
                                      Balance at   Charged to   Amounts     Balance
                                      Beginning    Costs and    Written     at End
Classification                        of Period     Expenses      Off      of Period
--------------                        ---------    ----------   -------    ---------
Year ended June 28, 1998:
   Allowance for doubtful accounts      $  496      $  190      $   110      $  576
                                        ======      ======      =======      ======
   Inventory valuation reserves         $1,196      $2,865      $ 3,824      $  237
                                        ======      ======      =======      ======
   Sales returns and allowances         $  533      $1,730      $ 1,811      $  452
                                        ======      ======      =======      ======

Year ended June 29, 1997:
   Allowance for doubtful accounts      $  482      $  131      $   117      $  496
                                        ======      ======      =======      ======
   Inventory valuation reserves         $1,709      $1,249      $ 1,762      $1,196
                                        ======      ======      =======      ======
   Sales returns and allowances         $  726      $3,596      $ 3,789      $  533
                                        ======      ======      =======      ======

Year ended June 30, 1996:
   Allowance for doubtful accounts      $  492      $  125      $   135      $  482
                                        ======      ======      =======      ======
   Inventory valuation reserves         $1,740      $  840      $   871      $1,709
                                        ======      ======      =======      ======
   Sales returns and allowances         $  290      $4,687      $ 4,251      $  726
                                        ======      ======      =======      ======

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       EMULEX CORPORATION


Date: May 17, 1999                     By: /s/ Paul F. Folino
                                           -------------------------------------
                                           Paul F. Folino,
                                           President, Chief Executive Officer
                                           and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 17, 1999.

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
Principal Executive Officer:


/s/ Paul F. Folino                     President, Chief Executive Officer
----------------------------------     and Director
(Paul F. Folino)


Principal Financial and Accounting Officer:


/s/ Michael J. Rockenbach              Vice President, Chief Financial
----------------------------------     Officer and Secretary
(Michael J. Rockenbach)

                                                                                       PAGE IN SEQUENTIALLY
EXHIBIT NO.             DESCRIPTION OF EXHIBIT                                             NUMBERED COPY
-----------             ----------------------                                         --------------------
 3.1           Certificate of Incorporation, as amended.*

 3.2           By-laws, as amended.*

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

                                                                                       PAGE IN SEQUENTIALLY
EXHIBIT NO.             DESCRIPTION OF EXHIBIT                                             NUMBERED COPY
------------            ----------------------                                         --------------------
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

10.14          Amended and Restated Loan and Security Agreement dated as of
               September 18, 1996 between Silicon Valley Bank and Emulex
               Corporation, InterConnections, Inc., and Emulex Europe Limited.*

10.15 Collateral Assignment, Patent Mortgage and Security Agreement dated as of September 18, 1996 between Digital House, Ltd. and
               Silicon Valley Bank.*

10.16          Supplement to Collateral Assignment dated September 18, 1996 by
               Emulex Corporation, InterConnections, Inc. and Emulex Europe
               Limited in favor of Silicon Valley Bank.*

                                                                                       PAGE IN SEQUENTIALLY
EXHIBIT NO.             DESCRIPTION OF EXHIBIT                                             NUMBERED COPY
-----------             ----------------------                                         --------------------
10.17          Amendment to Loan Agreement dated September 18, 1997 between
               Silicon Valley Bank and Emulex Corporation, InterConnections,
               Inc., and Emulex Europe Limited.*

10.18          Supplement to Collateral Assignment dated as of September 18,
               1997 by Emulex Corporation, InterConnections, Inc. and Emulex
               Europe Limited in favor of Silicon Valley Bank.*

10.19          Emulex Corporation 1997 Stock Option Plan for Non-Employee
               Directors.*

10.20          Emulex Corporation Employee Stock Option Plan as amended November
               20, 1997.*

10.21          Amendment to Loan Agreement dated September 18, 1998 between
               Silicon Valley Bank and Emulex Corporation, InterConnections,
               Inc., and Emulex Europe Limited.*

21             List of the Registrant's subsidiaries.*

23             Independent Auditors' Consent.

27.1           Financial Data Schedule

__________

*  Previously filed.