Form 10-Q/A
period 1998-09-27
EMULEX CORP /DE/
filed 1999-05-17
CIK 350917

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A


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

                       EMULEX CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                             Three Months Ended
                                                        ------------------------------
                                                        September 27,    September 28,
                                                            1998             1997
                                                        -------------    -------------
Net revenues                                              $14,051          $15,007
                                                          -------          -------
Cost of sales                                               8,343            8,880
Cost of sales - inventory charges related
 to consolidation                                             626               --
                                                          -------          -------
    Total cost of sales                                     8,969               --
                                                          -------          -------
   Gross profit                                             5,082            6,127

Operating expenses:
   Engineering and development                              2,640            2,393
   Selling and marketing                                    1,627            1,970
   General and administrative                                 984            1,101
   Consolidation charges, net                                (626)              --
                                                          -------          -------
     Total operating expenses                               4,625            5,464
                                                          -------          -------
     Operating income                                         457              663

Nonoperating income                                            12               14
                                                          -------          -------
     Income before income taxes                               469              677

Income tax provision                                           47               68
                                                          -------          -------
     Net income                                           $   422          $   609
                                                          =======          =======
Net income per share:
   Basic                                                  $  0.07          $  0.10
                                                          =======          =======
   Diluted                                                $  0.07          $  0.10
                                                          =======          =======

Number of shares used in per share computations:
   Basic                                                    6,133            6,103
                                                          =======          =======
   Diluted                                                  6,414            6,312
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

2.   Inventories

     Inventories, net, are summarized as follows:

                                   September 27,        June 28,
                                       1998               1998
                                   -------------        --------
           Raw materials             $1,802              $3,926
           Work-in-process                -                 273
           Finished goods             5,488               5,707
                                     ------              ------
                                     $7,290              $9,906
                                     ======              ======

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

6.   Consolidation Charges

     On March 25, 1998, the Company announced plans to outsource the manufacturing of its product lines to K*TEC Electronics, a division of Kent Electronics Corporation. The Company made this strategic decision in an attempt to reduce required future capital expenditures and production costs, as well as to take advantage of K*TEC Electronics' consolidated purchasing power and materials management capabilities. This announcement resulted, among other things, in the decision to close the Company's Puerto Rico manufacturing subsidiary and to close selected sales offices. As a result of these actions, the Company anticipated a worldwide reduction of approximately 130 full-time employees and 45 temporary workers in Puerto Rico. During the quarter ended September 27, 1998, as the Company was completing this consolidation plan, the Company recognized additional inventory charges related to consolidation of $626 related to the streamlining of the Company's products and a reduction of other accrued consolidation charges of $626 as the Company reviewed the adequacy of its remaining consolidation accrual. When the initial consolidation charge was taken, management of the Company believed this inventory would be sold at positive margins. However, as the Company continued the closure of the manufacturing facility, it determined this inventory was no longer saleable and these additional reductions in inventory were recorded. As of September 27, 1998, some actions to complete this consolidation plan were still in process and the remaining consolidation accrual of $422 is primarily for remaining severance and related payments to be made over the next twelve months.

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

                                          Percentage of Net Revenues
                                          For the Three Months Ended
                                        ------------------------------
                                        September 27,    September 28,
                                            1998             1997
                                        -------------    -------------
Net revenues                                100.0%          100.0%
                                            -----           -----
Cost of sales                                59.4            59.2
Cost of sales - inventory charge
 related to consolidation                     4.4              --
                                            -----           -----
      Total cost of sales                    63.8            59.2
                                            -----           -----
     Gross profit                            36.2            40.8

Operating expenses:
  Engineering and development                18.8            16.0
  Selling and marketing                      11.6            13.1
  General and administrative                  7.0             7.3
  Consolidation charges, net                 (4.4)             --
                                            -----           -----
      Total operating expenses               33.0            36.4
                                            -----           -----
      Operating income                        3.2             4.4

Nonoperating income                           0.1             0.1
                                            -----           -----
      Income before income taxes              3.3             4.5

Income tax provision                          0.3             0.4
                                            -----           -----
      Net income                              3.0%            4.1%
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

From a product line perspective, net revenues from the Company's fibre channel product line for the first quarter of fiscal 1999, were $5,432, or 39 percent of net revenues, an increase of $257, or 5 percent, versus the first quarter of fiscal 1998. Shipments in this emerging market have continued to be primarily to domestic OEMs. The Company anticipates that future revenue from this product line will be a function of continued demand from OEMs which are currently shipping fibre channel products, launches of new fibre channel based systems by the Company's OEMs, additional design wins and increased distribution sales as this emerging market continues to develop. Net revenues from the Company's printer server product line accounted for $5,031, or 36 percent of net revenues, a decrease of $547, or 10 percent, for the quarter compared to the same period of the prior fiscal year. This decrease in printer server net revenues was principally due to decreased demand for standard printer servers sold through distribution as demand for after-market solutions has decreased as more OEMs are shipping network-ready printers. Net revenues from network access products of $3,370 comprised 24 percent of the Company's net revenues for the quarter ended September 27, 1998. This represents a decrease of $563, or 14 percent, from the same period of the prior fiscal year in this mature product area. The Company expects net revenues from network access products to show continued maturation over this fiscal year. Additionally, the Company has streamlined this product area because of the excessive start-up costs associated with initiating production at its contract manufacturer for lower volume and aging products. Net revenues from other miscellaneous product lines were $218 for the first quarter of fiscal 1999 compared to $321 for the first quarter of fiscal 1998.

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

GROSS PROFIT

For the quarter ended September 27, 1998, gross profit decreased $1,045, or 17 percent, to $5,082 compared to $6,127 in the same quarter of the previous fiscal year. During the three months ended September 27, 1998, inventory charges related to consolidation of $626 were recorded related to the streamlining of products. When the initial consolidation charge was taken, which is discussed in more detail below, we believed this inventory would be sold at positive margins; however, as we continued the closure of the manufacturing facility, we determined this inventory was no longer saleable and these additional reductions in inventory were recorded. Gross profit as a percentage of net revenues decreased to 36 percent for the quarter from 41 percent in the comparable quarter of last fiscal year. This reduction in gross profit as a percentage of net revenues is primarily due to the above mentioned charge and the result of average selling price erosion and a greater percentage of lower margin products within the Company's mature product lines: printer servers and network access.


OPERATING EXPENSES

Operating expenses for the three months ended September 27, 1998 were $4,625, a decrease of $839, or 15 percent, compared to $5,464 for the same period of the prior fiscal year. Included within operating expenses for the three month period ended September 27, 1998 are $<626> of net charges related to the consolidation discussed in the next paragraph. Excluding this net consolidation charge, operating expenses were $5,251, a decrease of $213, or 4 percent, compared to $5,464 for the first quarter of the prior fiscal year primarily as a result of the streamlining actions that accompanied the Company's decision to outsource manufacturing, as discussed below. Engineering and development expenses increased $247, or 10 percent, to $2,640 for the first quarter of fiscal 1999 compared to $2,393 in the same quarter of fiscal 1998 as the Company continued to heavily invest in its fibre channel product development. Selling and marketing expenses decreased by $343, or 17 percent, to $1,627 for the quarter ended September 27, 1998, in contrast to $1,970 for the corresponding period of the prior year as a result of the streamlining of the Company's products and related sales and marketing efforts. Additionally, general and administrative expenses decreased by $117, or 11 percent, to $984 for the first quarter compared to $1,101 in the equivalent quarter of the prior fiscal year primarily due to reduced staffing levels.

On March 25, 1998, the Company announced plans to outsource the manufacturing of its product lines to K*TEC Electronics, a contract manufacturing division of Kent Electronics with advanced manufacturing capabilities which the Company requires for its new generation fibre channel designs. The Company made this strategic decision in an attempt to reduce required future capital expenditures and production costs, as well as to take advantage of K*TEC Electronics' consolidated purchasing power and materials management capabilities. This announcement resulted, among other things, in the decision to close the Company's Puerto Rico manufacturing subsidiary and to close selected sales offices. During the quarter ended September 27, 1998, as the Company continued this consolidation plan, the Company recorded a reduction of other accrued consolidation charges of $626 in operating expenses based on a review of the adequacy of its remaining consolidation accrual. During the quarter ended September 27, 1998, the Company utilized $2,741 of its consolidation accrual primarily on severance of 44 employees and other costs related to the closure of the Company's Puerto Rican manufacturing facility. Some actions to complete this consolidation plan are still in process. As of September 27, 1998, the remaining consolidation accrual was $432 and the Company's workforce still included one employee to be terminated as a part of this consolidation plan. The Company expects that this plan will be substantially complete by the end of the second quarter of fiscal 1999.

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

In addition to its cash balances, the Company has a line of credit of up to $10,000 with Silicon Valley Bank which is available through September 1999, unless extended by the parties. The agreement allows the Company to borrow at the bank's prime rate (8.5% at September 27, 1998) plus one-half percent. The Company last utilized the line of credit in the quarter ended September 28, 1997. There were no borrowings outstanding under this line at September 27, 1998 or June 28, 1998. Under the terms of the line of credit, the Company has granted Silicon Valley Bank a security interest in its accounts receivable, inventories, equipment and other property. The line of credit requires the Company to satisfy certain financial and other covenants and conditions, including prescribed levels of tangible net worth, profitability and liquidity. In the event the Company fails to comply with any financial or other covenant in its loan agreement, the line of credit could become unavailable to the Company. In addition, after borrowings have been made under the line of credit, a failure to continue to satisfy such covenants would constitute an event of default, giving rise to the various remedies available to a secured lender. As of September 27, 1998, the Company was in compliance with all covenants of the line of credit; however, there can be no assurance that the Company will continue to satisfy the financial and other covenants and conditions of the line of credit or that the line of credit will continue to be available to meet the Company's liquidity requirements. The Company believes that borrowings under the line of credit may be required periodically during the next twelve months.

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

BUSINESS ENVIRONMENT AND RISK FACTORS

RISK FACTORS

HISTORY OF LOSSES; FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

The Company incurred a net loss of $10,838 for the year ended June 28, 1998. Fiscal 1998 included $5,314 of inventory charges related to consolidation and $7,231 of consolidation charges in conjunction with the planned closure of the Company's Puerto Rico manufacturing operations. While the Company has generated net income for seven of the last eight quarters, there can be no assurances that revenues will remain at current levels or improve or that the Company would be profitable at such revenue levels.

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

Risks Associated With Transition From Puerto Rico Manufacturing Facility To Subcontracted Manufacturer

The Company is completing the transition of the manufacture of its product lines from its former Puerto Rico manufacturing facility to a contract manufacturer located in Texas. The Company expects this transition to be completed during the second quarter of fiscal 1999. Any unanticipated delays or issues related to events such as the transfer of test equipment, supply of components, loss of key personnel and/or production start up at the Company's contract manufacturer, as well as any unanticipated events, could have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity. Furthermore, if for any reason, the Company's selected contract manufacturer is unable or unwilling to complete, or experiences any significant delays in completing, the production runs for the Company during the transition period or in the future, the Company's resulting inability to supply product and/or costs to qualify and shift production to an alternative manufacturing facility would have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

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


Date:  May 17, 1999



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