Form 10-Q/A
period 1998-12-27
EMULEX CORP /DE/
filed 1999-05-17
CIK 350917

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

                       EMULEX CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)


                                                                Three Months Ended                    Six Months Ended
                                                          ------------------------------       ------------------------------
                                                          December 27,      December 28,       December 27,      December 28,
                                                              1998              1997               1998              1997
                                                          ------------      ------------       ------------      ------------
Net revenues                                              $     15,746      $     15,493       $     29,797      $     30,500
                                                          ------------      ------------       ------------      ------------
Cost of sales                                                    9,603             8,663             17,946            17,543
Cost of sales - inventory charges related to
  consolidation                                                    678                --              1,304                --
                                                          ------------      ------------       ------------      ------------
Total cost of sales                                             10,281             8,663             19,250            17,543
                                                          ------------      ------------       ------------      ------------
   Gross profit                                                  5,465             6,830             10,547            12,957
Operating expenses:
   Engineering and development                                   2,616             2,803              5,256             5,196
   Selling and marketing                                         1,812             1,940              3,439             3,910
   General and administrative                                      947             1,116              1,931             2,217
   Consolidation charges, net                                     <361>               --               (987)               --
                                                          ------------      ------------       ------------      ------------
     Total operating expenses                                    5,014             5,859              9,639            11,323
                                                          ------------      ------------       ------------      ------------
     Operating income                                              451               971                908             1,634

Nonoperating income                                                 38                51                 50                65
                                                          ------------      ------------       ------------      ------------
     Income before income taxes                                    489             1,022                958             1,699

Income tax provision (benefit)                                      49               (86)                96               (18)
                                                          ------------      ------------       ------------      ------------
     Net income                                           $        440      $      1,108       $        862      $      1,717
                                                          ============      ============       ============      ============
Net income per share:
   Basic                                                  $       0.07      $       0.18       $       0.14      $       0.28
                                                          ============      ============       ============      ============
   Diluted                                                $       0.07      $       0.18       $       0.13      $       0.27
                                                          ============      ============       ============      ============
Number of shares used in per share computations:
   Basic                                                         6,150             6,118              6,142             6,110
                                                          ============      ============       ============      ============
   Diluted                                                       6,761             6,330              6,618             6,321
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

4.   Consolidation Charges

     On March 25, 1998, the Company announced plans to outsource the manufacturing of its product lines to K*TEC Electronics, a division of Kent Electronics Corporation. The Company made this strategic decision in an attempt to reduce required future capital expenditures and production costs, as well as to take advantage of K*TEC Electronics' consolidated purchasing power and materials management capabilities. This announcement resulted, among other things, in the decision to close the Company's Puerto Rico manufacturing subsidiary and to close selected sales offices. As a result of these actions, the Company anticipated a worldwide reduction of approximately 130 full-time employees and 45 temporary workers in Puerto Rico. During the quarter ended December 27, 1998, the Company sold the land and buildings at its former manufacturing facility in Puerto Rico which resulted in a gain of $777. No impairment had previously been recognized related to the land and buildings. Additionally, during the quarter, as the Company essentially completed this consolidation plan including all remaining headcount reductions, the Company recognized additional inventory charges related to consolidation of $678 related to the streamlining of the Company's products and an addition to other accrued consolidation charges of $416 recorded in operating expenses. When the initial consolidation charge was taken, management of the Company believed this inventory would be sold at positive margins. However, as the Company neared the closure of the manufacturing facility, it determined this inventory was no longer saleable and these additional reductions in inventory were recorded. The additional accrued consolidation charges were required primarily due to additional costs incurred due to the longer length of time required to sell the building than was previously estimated. As of December 27, 1998, this consolidation plan was substantially complete, and the remaining consolidation accrual of $422 is primarily for remaining severance and related payments to be made over the next nine months.

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

                                         Percentage of Net Revenues          Percentage of Net Revenues
                                         For the Three Months Ended           For the Six Months Ended
                                        -----------------------------      -----------------------------
                                        December 27,     December 28,      December 27,     December 28,
                                            1998             1997              1998             1997
                                        ------------     ------------      ------------     ------------
Net revenues                                 100.0%           100.0%            100.0%           100.0%
                                          --------         --------          --------         --------
Cost of sales                                 61.0             55.9              60.2             57.5
Cost of sales - inventory charges
 related to consolidation                      4.3               --               4.4               --
                                          --------         --------          --------         --------
    Total cost of sales                       65.3             55.9              64.6             57.5
                                          --------         --------          --------         --------
    Gross profit                              34.7             44.1              35.4             42.5
Operating expenses:
  Engineering and development                 16.6             18.1              17.6             17.0
  Selling and marketing                       11.5             12.5              11.5             12.8
  General and administrative                   6.0              7.2               6.5              7.3
  Consolidation charges, net                  (2.3)              --              (3.2)              --
                                          --------         --------          --------         --------
      Total operating expenses                31.8             37.8              32.4             37.1
                                          --------         --------          --------         --------
      Operating income                         2.9              6.3               3.0              5.4

Nonoperating income                            0.2              0.3               0.2              0.2
                                          --------         --------          --------         --------
      Income before income taxes               3.1              6.6               3.2              5.6

Income tax provision (benefit)                 0.3             (0.6)              0.3               --
                                          --------         --------          --------         --------
      Net income                               2.8%             7.2%              2.9%             5.6%
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

From a product line perspective, net revenues from the Company's fibre channel product line for the three and six month periods ended December 27, 1998, were $7,878, or 50 percent of net revenues, and $13,310, or 45 percent of net revenues, respectively. When compared to the same relative periods of the preceding fiscal year, that equates to an increase of $2,982, or 61 percent, for the three month period and an increase of $3,239, or 32 percent, for the six month period. The Company anticipates that future revenue from its fibre channel product line will be a function of continued demand from OEMs which are currently shipping fibre channel products, launches of new fibre channel based systems by the Company's OEMs, additional design wins and increased distribution sales as this emerging market continues to develop. Net revenues from the Company's printer server product line accounted for $4,401, or 28 percent of net revenues, and $9,432, or 32 percent of net revenues, for the three and six month periods ended December 27, 1998, respectively. This represents decreases in net revenues from printer servers of $1,691, or 28 percent, and $2,238, or 19 percent, for the three and six month periods, respectively, compared to the same relative periods of the prior fiscal year. These decreases in printer server net revenues were principally due to ongoing maturation of this product sector which resulted in lower average unit selling prices. Net revenues from network access products were $3,342, or 21 percent of the Company's net revenues, for the three month period ended December 27, 1998. For the six month period, network access product line net revenues were $6,712, or 22 percent of the Company's net revenues. Compared to the three and six month periods of the preceding fiscal year, net revenues for this mature product area decreased by $907, or 21 percent, and $1,470, or 18 percent, respectively. The Company expects net revenues from network access products to show continued maturation in the future. Additionally, the Company has streamlined this product area because of the excessive start-up costs associated with initiating production at its contract manufacturer for lower volume and aging products. Net revenues from other miscellaneous product lines decreased by $131, or 51 percent, to $125 for the three month period and by $234, or 41 percent, to $343 for the six month period ended December 27, 1998, compared to the same relative periods of the prior fiscal year.

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

GROSS PROFIT

For the three and six month periods ended December 27, 1998, gross profit decreased by $1,365, or 20 percent, to $5,465 and by $2,410, or 19 percent, to $10,547, respectively, when compared to the corresponding periods of the prior fiscal year. During the three and six months ended December 27, 1998, inventory charges related to consolidation of $678 and $1,304, respectively, were recorded related to the streamlining of products. When the initial consolidation charge was taken, which is discussed in more detail below, the Company believed this inventory would be sold at positive margins. However, as the Company neared the closure of the manufacturing facility, the Company determined this inventory was no longer saleable and these additional reductions in inventory were recorded. Gross profit as a percentage of net revenues decreased to 35 percent for the quarter from 44 percent in the comparable quarter of last fiscal year. For the first six months of fiscal 1999, gross profit as a percentage of net revenues decreased to 35 percent from 42 percent in the comparable period of fiscal 1998. This reduction in gross profit as a percentage of net revenues is primarily due to the above mentioned charge and the result of average selling price erosion and a greater percentage of lower margin products within the Company's mature product lines: printer servers and network access.

OPERATING EXPENSES

Operating expenses for the three months ended December 27, 1998, were $5,014, a decrease of $845, or 14 percent, compared to $5,859 for the same period of the prior fiscal year. For the six month period, operating expenses were $9,639, a decrease of $1,684, or 15 percent, compared to $11,323 for the six month period of the prior year. Included within operating expenses for the three and six month periods ended December 27, 1998, are $(361) and $(987), respectively, of net charges related to the consolidation discussed in the next paragraph. Excluding this net consolidation charge, operating expenses for the three and six month periods were $5,375 and $10,626, respectively, compared to $5,859 and $11,323 for the same three and six month periods of fiscal 1998, respectively. This represents a decrease of $484, or 8 percent, for the three month periods and a decrease of $697, or 6 percent, for the six month periods, primarily as a result of the streamlining actions that accompanied the Company's decision to outsource manufacturing, discussed in the following paragraph. Engineering and development expenses decreased by $187, or 7 percent, to $2,616 for the three month period ended December 27, 1998, compared to the same period of the prior year. For the first six months of fiscal 1999, engineering and development expenses increased slightly by $60, or 1 percent, to $5,256 from the comparable period of fiscal 1998. Engineering and development expenses can fluctuate from quarter to quarter depending on new product introduction schedules, as seen in the three month period ended December 27, 1998. However, the Company remains committed to, and intends to continue to heavily invest in, its fibre channel product development. Selling and marketing expenses decreased by $128, or 7 percent, to $1,812 for the three month period and decreased by $471, or 12 percent, to $3,439 for the six month period when compared to the corresponding periods of fiscal 1998 as a result of the streamlining of the Company's products and related sales and marketing efforts. Additionally, general and administrative expenses decreased by $169, or 15 percent, to $947 for the three month period and decreased by $286, or 13 percent, to $1,931 for the six month period from the comparable periods of the preceding fiscal year primarily due to reduced staffing levels.

On March 25, 1998, the Company announced plans to outsource the manufacturing of its product lines to K*TEC Electronics, a division of Kent Electronics Corporation. The Company made this strategic decision in an attempt to reduce required future capital expenditures and production costs, as well as to take advantage of K*TEC Electronics' consolidated purchasing power and materials management capabilities. This announcement resulted, among other things, in the decision to close the Company's Puerto Rico manufacturing subsidiary and to close selected sales offices. During the quarter ended December 27, 1998, the Company sold the land and buildings at its former manufacturing facility in Puerto Rico which resulted in a gain of $777. No impairment had previously been recognized related to the land and buildings. Additionally, during the three and six months ended December 27, 1998, as the Company essentially completed this consolidation plan including all remaining headcount reductions, the Company recorded an increase in other accrued consolidation charges of $416 in operating expenses and a reduction of other accrued consolidation charges of $210 in operating expenses, respectively. This additional accrual in the quarter ended December 27, 1998 was required primarily due to greater costs incurred than were previously estimated due to the longer length of time required to sell the building. As of December 27, 1998, this consolidation plan was substantially complete, and the remaining consolidation accrual of $422 is primarily for remaining severance and related payments to be made over the next nine months.

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

In addition to its cash balances, the Company has a line of credit of up to $10,000 with Silicon Valley Bank which is available through September 1999, unless extended by the parties. The agreement allows the Company to borrow at the bank's prime rate (7.75% at December 27, 1998) plus one-half percent. The Company last utilized the line of credit in the quarter ended September 28, 1997. There were no borrowings outstanding under this line at December 27, 1998 or June 28, 1998. Under the terms of the line of credit, the Company has granted Silicon Valley Bank a security interest in its accounts receivable, inventories, equipment and other property. The line of credit requires the Company to satisfy certain financial and other covenants and conditions, including prescribed levels of tangible net worth, profitability and liquidity. In the event the Company fails to comply with any financial or other covenant in its loan agreement, the line of credit could become unavailable to the Company. In addition, after borrowings have been made under the line of credit, a failure to continue to satisfy such covenants would constitute an event of default, giving rise to the various remedies available to a secured lender. As of December 27, 1998, the Company was in compliance with all covenants of the line of credit; however, there can be no assurance that the Company will continue to satisfy the financial and other covenants and conditions of the line of credit or that the line of credit will continue to be available to meet the Company's liquidity requirements. The Company believes that borrowings under the line of credit may be required periodically during the next twelve months.

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