Form 10-Q/A
period 1999-03-28
EMULEX CORP /DE/
filed 1999-05-17
CIK 350917

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A


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

                      EMULEX CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                     (in thousands, except per share data)
                                  (unaudited)

                                                        Three Months Ended            Nine Months Ended
                                                      ----------------------     --------------------------
                                                      March 28,   March 29,      March 28,       March 29,
                                                        1999         1998          1999             1998
                                                      ---------   ----------     ---------      -----------

Net revenues                                            $18,235    $ 15,019        $48,032       $ 45,519
                                                        -------    --------        -------       --------
Cost of sales                                            10,826       8,949         28,772         26,492
Cost of sales-inventory charges related to
  consolidation                                               -       5,314          1,304          5,314
                                                        -------    --------        -------       --------
Total cost of sales                                      10,826      14,263         30,076         31,806
                                                        -------    --------        -------       --------
   Gross profit                                           7,409         756         17,956         13,713
                                                        -------    --------        -------       --------
Operating expenses:
   Engineering and development                            3,059       2,918          8,315          8,114
   Selling and marketing                                  1,695       1,858          5,134          5,768
   General and administrative                             1,167       1,135          3,098          3,352
   Consolidation charges, net                                 -       7,578           (987)         7,578
                                                        -------    --------        -------       --------
        Total operating expenses                          5,921      13,489         15,560         24,812
                                                        -------    --------        -------       --------

     Operating income (loss)                              1,488     (12,733)         2,396        (11,099)

Nonoperating income (expense)                                17         (11)            67             54
                                                        -------    --------        -------       --------

     Income (loss) before income taxes                    1,505     (12,744)         2,463        (11,045)

Income tax provision (benefit)                              150          11            246             (7)
                                                        -------    --------        -------       --------

     Net income (loss)                                  $ 1,355    $(12,755)       $ 2,217       $(11,038)
                                                        =======    ========        =======       ========

Net income (loss) per share:
    Basic                                                 $0.22      $(2.08)         $0.36         $(1.80)
                                                        =======    ========        =======       ========
    Diluted                                               $0.20      $(2.08)         $0.33         $(1.80)
                                                        =======    ========        =======       ========

Number of shares used in per share computations:
    Basic                                                 6,158       6,132          6,147          6,118
                                                        =======    ========        =======       ========
    Diluted                                               6,912       6,132          6,756          6,118
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

4.  Consolidation Charges
    ---------------------

   On March 25, 1998, the Company announced plans to outsource the manufacturing of its product lines to K*TEC Electronics, a division of Kent Electronics Corporation. The Company made this strategic decision in an attempt to reduce required future capital expenditures and production costs, as well as to take advantage of K*TEC Electronics' consolidated purchasing power and materials management capabilities. This decision resulted in, among other things, the closing of the Company's Puerto Rico manufacturing subsidiary and closing selected sales offices. As a result of these actions, the Company anticipated a worldwide reduction of approximately 130 full-time employees and 45 temporary workers in Puerto Rico. During the quarter ended December 27, 1998, the Company sold the land and buildings at its former manufacturing facility in Puerto Rico which resulted in a gain of $777. No impairment had previously been recognized related to the land and buildings. Additionally, during the six months ended December 27, 1998, as the Company essentially completed this consolidation plan including all remaining headcount reductions, the Company recognized additional inventory charges related to consolidation of $1,304 related to the streamlining of products and a reduction of other accrued consolidation charges of $210 recorded in operating expenses based on the Company's review of the adequacy of remaining consolidation accrual. When the initial consolidation charge was taken, management of the Company believed this inventory would be sold at positive margins. However, as the Company neared the closure of the manufacturing facility, they determined this inventory was no longer saleable and these additional reductions in inventory were recorded. As of March 28, 1999, the remaining consolidation accrual of $246 is primarily for remaining severance and related payments to be made over the next six months.

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

                                        Percentage of Net Revenues             Percentage of Net Revenues
                                        For the Three Months Ended             For the Nine Months Ended
                                        ---------------------------            --------------------------
                                        March 28,          March 29,            March 28,        March 29,
                                          1999               1998                 1999             1998
                                        ---------          ---------            ---------        ----------

Net revenues                             100.0%              100.0%               100.0%           100.0%
                                         -----              ------                -----           ------
Cost of sales                             59.4                59.6                 59.9             58.2
Cost of sales - inventory charges
 related to consolidation                    -                35.4                  2.7             11.7
                                         -----              ------                -----           ------
  Total cost of sales                     59.4                95.0                 62.6             69.9
                                         -----              ------                -----           ------
    Gross profit                          40.6                 5.0                 37.4             30.1
Operating expenses:
  Engineering and development             16.8                19.4                 17.3             17.8
  Selling and marketing                    9.3                12.4                 10.7             12.6
  General and administrative               6.3                 7.6                  6.4              7.4
  Consolidation charges, net                 -                50.4                 (2.0)            16.7
                                         -----              ------                -----           ------
      Total operating expenses            32.4                89.8                 32.4             54.5
                                         -----              ------                -----           ------

      Operating income (loss)              8.2               (84.8)                 5.0            (24.4)

Nonoperating income (expense)              0.1                (0.1)                 0.1              0.1
                                         -----              ------                -----           ------

      Income (loss) before
       income taxes                        8.3               (84.9)                 5.1            (24.3)

Income tax provision (benefit)             0.9                   -                  0.5             (0.1)
                                         -----              ------                -----           ------

   Net income (loss)                       7.4%             (84.9)%                 4.6%           (24.2)%
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

Gross Profit

Cost of products sold includes the cost of production of finished products, as well as support costs and other expenses related to inventory management, manufacturing quality and order fulfillment. For the three months ended March 28, 1999, gross profit was $7,409, an increase of $6,653, or 880 percent, compared to $756 for the three months ended March 29, 1998. Gross margin increased to 41 percent in the three months ended March 28, 1999, from 5 percent in the three months ended March 29, 1998. During the three months ended March 29, 1998, in conjunction with the planned closure of the Company's Puerto Rico manufacturing operations and transition to subcontract manufacturing, the Company recorded $5,314 of inventory charges related to consolidation which consisted of $1,899 of incremental excess and obsolete inventory reserves and $3,415 related to reductions in inventory related to the streamlining of the Company's product lines. Excluding these incremental inventory charges related to consolidation, gross profit would have been $6,070, or 40 percent of net revenues, for the three months ended March 29, 1998.

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

Consolidation Charges

On March 25, 1998, the Company announced plans to outsource the manufacturing of its product lines to K*TEC Electronics, a division of Kent Electronics Corporation. The Company made this strategic decision in an attempt to reduce required future capital expenditures and production costs, as well as to take advantage of K*TEC Electronics' consolidated purchasing power and materials management capabilities. This announcement resulted in, among other things, consolidation charges of $7,578 related to the closing of the Company's Puerto Rico manufacturing subsidiary, and the closing of selected sales offices. This consolidation plan is substantially complete. As of March 28, 1999, the remaining consolidation accrual of $246 is primarily for remaining severance and related payments to be made over the next six months.

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

Net revenues from Emulex's traditional networking products accounted for $23,386, or 49 percent of net revenues, for the nine months ended March 28, 1999, compared to $31,070, or 68 percent of net revenues, for the nine months ended March 29, 1998. This decrease in net revenues from Emulex's traditional networking products was principally due to ongoing maturation of this product sector which resulted in lower average unit selling prices and a decrease in the Company's focus on this line of products.

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

Gross Profit

For the nine months ended March 28, 1999, gross profit was $17,956, an increase of $4,243, or 31 percent, compared to $13,713 for the nine months ended March 29, 1998. Gross margin increased to 37 percent in the nine months ended March 28, 1999, from 30 percent in the nine months ended March 29, 1998. During the six months ended December 27, 1998, inventory charges related to consolidation of $1,304 were recorded related to the streamlining of products. When the initial consolidation charge was taken, which is discussed in more detail below, we believed this inventory would be sold at positive margins. However, as we neared the closure of the manufacturing facility, we determined the inventory was no longer saleable and these additional reductions in inventory were recorded. During the nine months ended March 29, 1998, in conjunction with the planned closure of the Company's Puerto Rico manufacturing operations and transition to subcontract manufacturing, the Company recorded $1,899 of incremental excess and obsolete inventory reserves and $3,415 for reductions in inventory related to the streamlining of the Company's product lines included in inventory charges related to consolidation. Excluding these inventory charges related to consolidation of $5,314, and $1,304 gross profit would have been $19,027, or 42 percent of net revenues, and $19,260 or 40 percent of net revenues for the nine months ended March 29, 1998 and March 28, 1999, respectively.

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

Consolidation Charges

During the nine months ended March 29, 1998, in conjunction with the Company's strategic decision to outsource the manufacturing of its product lines to K*TEC Electronics, the Company recorded consolidation charges of $7,578 related to the closing of its Puerto Rico manufacturing subsidiary and the closing of selected sales offices. During the nine months ended March 28,

1999, the Company completed the sale of land and buildings at its former manufacturing facility in Puerto Rico which resulted in a gain of $777,000. No impairment had previously been recognized related to the land and buildings. Also, during such period, the Company substantially completed this consolidation plan, including all remaining headcount reductions, and recognized a reduction of other accrued consolidation charges of $210 recorded in operating expenses.


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

In addition to its cash balances, the Company has a secured line of credit of up to $10,000 with Silicon Valley Bank which is available through September 1999, unless extended by the parties. The agreement allows the Company to borrow at the bank's prime rate (7.75% at March 28, 1999) plus one-half percent. The Company last utilized the line of credit in the quarter ended September 28, 1997. The line of credit requires the Company to satisfy certain financial and other covenants and conditions, including prescribed levels of tangible net worth, profitability and liquidity. In the event the Company fails to comply with any financial or other covenant in its loan agreement, the line of credit could become unavailable to the

Company. In addition, to the extent that borrowings have been made under the line of credit, a failure to continue to satisfy such covenants would constitute an event of default, giving rise to the various remedies available to a secured lender. As of March 28, 1999, the Company was in compliance with or had received waivers for all covenants of the line of credit. The Company believes that its existing cash balances, facilities and equipment leases, anticipated cash flows from operating activities and available borrowings under its line of credit will be sufficient to support its working capital needs and capital expenditure requirements for the next twelve months.

Business Environment and Risk Factors

We have experienced losses in our history.

We incurred a net loss of $10,838 for the fiscal year ended June 28, 1998. In fiscal year 1998, we had $5,314 of inventory charges related to consolidation and $7,231 of consolidation charges in conjunction with the planned closure of our Puerto Rico manufacturing operations. While we have generated net income for nine of the last 10 quarters through the quarter ended March 28, 1999, we cannot be certain that revenues will remain at current levels or improve or that we will be profitable at such revenue levels.

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