Form 10-K405
period 1999-06-27
EMULEX CORP /DE/
filed 1999-09-16
CIK 350917

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the fiscal year ended June 27, 1999
                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from        to

                          Commission File No. 0-11007

                               ----------------

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

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     NONE

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $0.20 Per Share
                        Preferred Stock Purchase Rights
                               (Title of class)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing price of the Nasdaq National Market on September 7, 1999 of $88.75, was $1,487,026,130.

  As of September 7, 1999, the registrant had 17,426,505 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The information required by Part III (items 10, 11, 12 and 13) is incorporated by reference to portions of the registrant's definitive proxy statement for the 1999 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 27, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item I. Business.

  All references to years refer to the Company's fiscal years ended June 27, 1999, June 28, 1998 and June 29, 1997, as applicable, unless the calendar year is specified. References to dollar amounts are in thousands, except share data, unless otherwise specified. On August 30, 1999, the Company completed a two-for-one stock split, effected in the form of a stock dividend of one share of Emulex Common Stock for each share of common stock outstanding to stockholders of record on August 16, 1999. All share, per share and related data has been retroactively adjusted to reflect this two-for-one stock split.

Introduction

  Emulex is a leading designer, developer and supplier of a broad line of fibre channel host adapters, hubs, ASICs and software products that enhance access to and storage of electronic data and applications. Our products are based on internally developed ASIC technology, are deployable across a variety of heterogeneous network configurations and operating systems, and support increasing volumes of stored data. We believe that we are the only company that designs, develops and markets both fibre channel host adapters and hubs, two of the core components of a complete fibre channel solution.

  Our fibre channel development efforts began in 1992, we shipped our first fibre channel product in volume in 1996 and we believe today we are the leading independent manufacturer of fibre channel host adapters. Over the course of our history, we have also designed, developed and marketed traditional networking products such as printer servers and network access products. As an early entrant into the fibre channel market, we have leveraged our expertise to achieve over 90 design wins and secure significant customer relationships with over 20 key original equipment manufacturers, or OEMs, including Compaq, Data General, EMC, Hitachi, IBM, Sequent and Siemens.

Industry background

  In recent years, the volume of stored electronic data in enterprises has expanded significantly, due largely to the growth of data intensive applications such as online transaction processing, data mining, data warehousing, multimedia and Internet applications. As a result, both the capacity and number of storage devices in the enterprise have increased. Furthermore, with the increased use of and reliance on mission-critical applications such as e-commerce and distributed enterprise software applications, the real-time availability of electronic data has become more important to the daily operations of enterprises. As a result, enterprises face heightened requirements for data storage solutions that enable improved access to and management of shared data, including solutions that offer increased connectivity capabilities, higher performance and greater reliability.

  Enterprises currently access, share and manage the rapidly expanding volume of data utilizing two major data communications technologies: local area network, or LAN, and input/output, or I/O. LAN technologies enable communications among servers and client computers, while I/O technologies enable communications between host computers and their attached high-speed peripherals. The emergence of LAN architectures in the mid-1980s brought multiple benefits to client-server data communications, including faster transmission speeds, shared access to multiple servers and greater connectivity capabilities in terms of number of connected devices as well as distance between devices. These benefits, and the applications that leverage LAN technologies, have driven the rapid adoption of LAN architectures in the corporate enterprise over the past decade. As a result, the data communications pathway between servers and client computers has become largely networked with LAN technologies.

  Although LAN architectures have proliferated in client-server applications, until recently I/O pathways between servers and attached peripherals, notably storage subsystems, have failed to evolve to networking architectures. Instead, traditional I/O architectures are server-centric, utilizing a point-to-multipoint architecture which requires that each storage subsystem in the corporate enterprise be attached to a single server through which all requested data must pass. With this traditional server-centric storage architecture, dedicated storage is attached to each server using I/O technologies such as SCSI. Remote storage systems are accessed through networked attached file servers. This model results in "islands of storage" behind each server, where data requests must traverse the LAN and pass through the file server associated with the specific storage device. This circuitous method of accessing data degrades network performance, increases latency, or delays, for network users, drains server processing power and is difficult to scale. With the dramatic increase in information storage and retrieval requirements, system performance has become increasingly constrained by server-centric architectures and the inability of traditional I/O technology to overcome communications bottlenecks.

 The emergence of fibre channel.

  Fibre channel, an American National Standards Institute, or ANSI, standard communications technology, was introduced in 1994 to address traditional I/O limitations and has been widely endorsed by the majority of the leading server and storage systems manufacturers. Fibre channel offers the connectivity, distance and access benefits of networking architectures combined with the high performance and low latency needed for I/O applications. According to emf Associates, the market for fibre channel hubs and adapters is expected to expand from approximately $355 million in calendar 1998 to $4 billion in calendar 2003. When compared to traditional I/O technologies, such as SCSI, fibre channel benefits can be summarized as follows:

        Attribute                      Fibre Channel                        SCSI*
        ---------                      -------------                        -----
   Maximum bandwidth    200 megabytes/sec                            80 megabytes/sec
   Topologies           Point-to-point, loop and switched fabric     Point-to-multipoint
   Maximum number of
    connections         126 per loop, 16 million per switched fabric 15
   Connection distance  10 kilometers                                12 meters
   Data transmission    Full-duplex or half-duplex                   Half-duplex
   Functionality        Networking and I/O                           I/O
   Protocol support     SCSI, Internet Protocol, others              SCSI

--------
* As specified in the Ultra2SCSI specification, the highest performance SCSI implementation for which both host computer and peripheral storage solutions are commercially available.

  Fibre channel has additional features that are designed to address the emerging high-end connectivity, performance and reliability requirements of the corporate enterprise, including the following:

  . Specifications that encompass multiple classes of service that offer different levels of guaranteed service;

  . Technology that serves as a single interface for both networking and I/O applications;

  . Technology that transports a variety of traditional I/O and LAN protocols, including SCSI and Internet Protocol, or IP, over the same backbone; and

  . The ability to support full-duplex (simultaneous bi-directional) communications, effectively doubling the available bandwidth.

  In addition to offering new levels of performance and flexibility to traditional I/O applications, fibre channel's advanced capabilities enable new architectures such as storage area networks, or SANs, and clustering, both of which rely upon fibre channel's unique ability to connect multiple host computers to multiple storage subsystems. The SAN-based architecture applies LAN-type intelligence and management to data storage applications, allowing data to move efficiently and reliably between multiple storage devices and servers.

  In this new SAN model, where the SAN exists as a complementary network to the LAN, I/O-intensive traffic is offloaded from the LAN, enabling a more fail-safe I/O channel and eliminating the bottlenecks that degrade performance. Furthermore, like nodes on a LAN, attached storage peripherals in a SAN can be managed and diagnosed to detect errors, and traffic can be rerouted accordingly in the event of a failure. A SAN essentially transforms dedicated servers and storage devices into network resources, greatly improving the performance and scalability of enterprise storage. By providing shared server access, the cost of expensive enterprise storage can be amortized across entire organizations. SANs are increasingly being deployed to support a wide range of traditional enterprise computing applications. In addition, SANs are being deployed as solutions in niche applications, such as disaster recovery and remote data back-up.

  Clustering is also expanding as a connectivity implementation, building on the benefits of fibre channel technology. A cluster consists of multiple interconnected servers that work together as a single entity to cooperatively provide applications, systems resources and data. Clustering enables load distribution between servers and enhances availability and reliability by providing multiple I/O paths between servers and storage subsystems. Unlike LAN technologies, a fibre channel clustering architecture offers a single interface to interconnect both processors and storage devices with reduced latency which is important to maximizing performance in clustering applications.

  The majority of fibre channel solutions installed today are delivered to end users via integrated systems solutions offered by computer and storage systems OEMs. As fibre channel gains market acceptance and competition intensifies, OEMs are increasingly demanding fibre channel products that are optimized to meet a variety of requirements, including reliability, scalability, performance and customization. Computer and storage systems OEMs have qualified and selected fibre channel products based on the products' ability to satisfy end-user requirements above and beyond basic conformity with the fibre channel standard.

Products

  We are a leading designer, developer and supplier of networking products including a broad line of fibre channel host adapters, hubs, ASICs and software products that enhance access to and storage of electronic data and applications. We believe that we are the only company that designs, develops and markets both host adapters and hubs, two of the core components of a complete fibre channel solution. We are also a supplier of some traditional networking products that include printer servers and network access products.

 Fibre Channel

  Our LightPulse host adapters and hubs constitute key components for comprehensive fibre channel SANs that typically include host adapters, hubs, ASICs, firmware, software and switches. We believe that our ability to offer a combination of hubs and host adapters provides a compatible single-vendor solution and eases customers' interoperability concerns. We time our fibre channel introductions to address the growing demands of enterprise customers as well as the evolving speed and capacity capabilities of complementary products. As the adoption of fibre channel has expanded, the rate of our product introductions has accelerated.

  Leveraging our expertise and experience in networking and I/O technology, we have approached the storage problem with a networking perspective to maximize the performance of our fibre channel solutions. We believe our products offer the highest performance results in the industry, sustaining speeds in excess of 150 MB/sec and 31,000 I/O transactions per second from a single host bus adapter. Furthermore, our products support high-performance connectivity features such as full-duplex data transfers which effectively double the available bandwidth of a fibre channel network.

  Fibre channel host adapters connect host computers to a fibre channel network. Our fibre channel host adapter line, which has evolved from the LP6000 to the LP8000 in the high end, also encompasses lower-priced adapters such as the LP3000 and LP850. Our high-end host adapters target enterprise systems, while our lower-priced entry and open systems host adapters offer highly featured solutions for standard operating environments. All of our adapter products share the same core ASIC architecture, software and firmware.

  Our high-end adapters have always been designed to support a broad implementation of the fibre channel specification, encompassing multiple classes of service and all topologies, including full fabric support. In addition, our enterprise applications strategy has led us to offer a variety of other features in our high-end adapters, including simultaneous transmission of multiple protocols, full-duplex capability and data integrity features. Our high-end host adapters also provide the widest range of physical interface options available, including copper, short-wave optical and long-wave optical, to enable connectivity distances up to 10 kilometers. A broad range of operating systems, including Windows NT, UNIX and NetWare, are supported as well. Our service level interface, or SLI, enables our OEM customers to develop highly differentiated products, while maintaining complete software compatibility across product generations, allowing customers to leverage software investments.

  To support I/O applications presently served by traditional techniques such as SCSI, our product line also includes adapters that support only arbitrated loop environments as well as adapters designed to address a standard open systems environment based on Windows NT or NetWare. These entry level/open systems host adapters include the LP3000 and our most recently introduced adapter, the LP850. Based on the same hardware architecture as our high-end adapters, the LP850 provides the same throughput and I/Os per second and many of the same features as the LP8000 but is a cost-optimized, standard product for the open server market. We offer the LP850 with fully certified drivers for Windows NT and Novell, as well as BIOS and configuration utilities. The LP3000 host adapter, directly targeted at today's SCSI market, provides arbitrated loop connectivity for storage applications at SCSI prices for Windows NT and NetWare environments.

  Hubs provide centralized wiring connection, improved network reliability and a monitoring point in fibre channel arbitrated loop environments. Our hub strategy focuses on leveraging our adapter expertise and understanding of fibre channel signaling to improve the reliability and manageability of the loop as a whole. In 1996, we became the first company to provide fibre channel hubs to the market when we introduced our LightPulse hub product line. In December 1998, we introduced a new line of innovative digital fibre channel hubs that complements our earlier line of analog fibre channel hubs. Our LH5000 digital retiming fibre channel hub provides significant enhancements in arbitrated loop management. While analog hubs passively amplify signals, digital hubs capture and regenerate signals, thereby increasing loop reliability. Our LH5000 hub can collect diagnostic information and provide fault and performance analysis. Using the LH5000, signal jitter and invalid transmissions are eliminated, thereby enhancing loop integrity, stability and scalability.

 Traditional Networking Products

  Our traditional networking products include printer servers and network access products. We supply both external and embedded printer servers, which provide LAN connectivity for printers. Our embedded printer servers, which provide ethernet, fast ethernet and token ring connectivity, have been sold to over 20 OEM printer suppliers, including Canon, IBM, Minolta, Ricoh and Xerox. We have been providing network printer servers since 1989, and our printer server solution supports five network protocols and over 38 operating systems. The external printer server product line includes the NETJet, NETQue Pocket, NETQue, NETQue Token Ring and NETQue Pro 2.

  Our network access products comprise a variety of products that provide connectivity between computing resources across both LANs and wide area networks, or WANs. These networking products contain a set of core technologies that includes drivers supporting a broad array of operating systems and network interface technologies that span many LAN and WAN specifications. Our WAN adapter products provide wide area networking connectivity for PC-based systems. Our communications servers provide connectivity for terminals and PCs across a LAN. Our networking software products link PCs on Novell NetWare LANS and DEC VAX/Alpha systems to provide a seamless integration of the systems in which resources and information can be shared. As we continue to focus on meeting the demands of the growing fibre channel market, we expect that we will continue to reduce product offerings and resources dedicated to these non-fibre channel products.

Intellectual Property

  Our ability to compete depends in part upon our ability to protect our proprietary information through various means, including ownership of patents, copyrights, trademarks and trade secrets as well as through contractual provisions.

  We have eight patents issued, one patent allowed and 17 patent applications pending in the U.S. Additionally, we have numerous patent applications pending abroad. All of our issued fibre channel patents were granted within the past three years. Six of our issued U.S. patents, our one U.S. patent allowed and all of our pending patent applications relate to our fibre channel technology.

  All of our software products are copyrighted with our company's banners and notices. We have been granted registration of 122 trademarks in the U.S. and abroad. We also have eight pending trademark registrations in the U.S. and abroad. Lastly, we rely on trade secret law and contractual provisions to protect unique intellectual property we possess which we have determined unnecessary or uneconomical to patent or copyright, or which is not otherwise capable of more formal protection.

Selling and Marketing

  We sell our products worldwide to OEMs and end users and through other distribution channels including VARs, systems integrators, industrial distributors and resellers. Early development of the fibre channel market has been dominated by OEMs, and our focus is to use fibre channel sales specialists to expand opportunities with our existing OEMs, as well as to develop new OEM relationships. As the fibre channel market continues to develop, we intend to expand our worldwide distribution channels through technical distributors, such as VARs and systems integrators. As fibre channel becomes more widely deployed and standardized in the future, we intend to leverage our two-tier distribution strategy of industrial distributors and resellers used for our traditional networking products to complement our core OEM relationships.

Competition

  The market for fibre channel technology is intensely competitive and is characterized by frequent new product introductions, changing customer preferences and evolving technology and industry standards.

  Our competition for fibre channel host adapter products consists primarily of Hewlett-Packard, Interphase, JNI, LSI Logic and QLogic. Our principal competitors in the fibre channel hub market are Gadzoox and Vixel. We also face the threat of potential competition from new entrants into the fibre channel market, including large technology companies who may develop or acquire differentiating technology and then apply their resources including established distribution channels and brand recognition to obtain significant market share.

  We believe that the principal basis of fibre channel product competition presently include reliability, scalability, connectivity performance and customization. We believe that other competitive factors include pricing and technical support. We believe that we compete favorably with respect to each of these factors. We also believe that we have a competitive strength in the alliances we have built with customers, particularly our close relationships with OEM customers. We believe that our experience with distribution channels will provide competitive benefits as the fibre channel market matures. Some of our other competitive advantages include our early entry into fibre channel technology, our workforce of highly experienced researchers and designers and our intellectual property.

  Our fibre channel products may also compete at the end-user level with other technology alternatives, such as SCSI, which are available from companies such as Adaptec, LSI Logic and QLogic as well as a number of smaller companies. In the future, other technologies may evolve to address the applications served by fibre channel today.

  The printer server and network access industries are also extremely competitive and price sensitive. Our primary competitors for printer server products are Hewlett-Packard, Intel and Lexmark. Our network access products compete with a number of companies, including Compaq and IBM.

Manufacturing and Suppliers

  In 1998, we implemented a strategy to outsource the manufacturing of all of our products to K*TEC Electronics. Our products consist primarily of electronic component parts assembled on internally designed printed circuit boards which are sold as board-level products. Most component parts can be purchased from two or more sources. However, some component parts can only be obtained from single sources. For example, Intel is currently our sole supplier for microprocessors used in our fibre channel products. Hewlett-Packard and IBM are currently our sole suppliers for components that enable our fibre channel products to connect to networks. Motorola is currently our sole supplier of memory devices incorporated into our fibre channel products. In addition, we design our own semiconductors which are embedded in our traditional networking and fibre channel products, and these are manufactured by third party semiconductor foundries such as Chip Express, LSI Logic and VLSI. In addition to hardware, we design software to provide functionality to our hardware products. We also license software from third party providers for use with our traditional networking products. Most of these providers are the sole source for this software. An inability or an unwillingness on the part of any of these suppliers to provide us, or our contract manufacturer, with the quality and quantity of products, parts or software that we need in a timely fashion could have a material impact on our ability to supply products in accordance with customer requirements. Both our software and the third party software are sold primarily as embedded programs within the hardware products but may be purchased separately as a software-only update for our products.

  The assembly operations required by our products are typical of the electronics industry, and no unusual methods, procedures or equipment are required. The sophisticated nature of the products, in most cases, requires extensive testing by specialized test devices operated by skilled personnel. This testing is provided by K*TEC Electronics. However, we also maintain an internal test engineering group for continuing support of test operations. At June 27, 1999, we had 16 permanent manufacturing employees at our facility in Costa Mesa.

Employees

  At June 27, 1999, we employed 132 employees, as follows: 69 in engineering and development, 26 in general and administrative, 21 in selling and marketing and 16 in manufacturing. None of our employees is represented by a labor union, and we believe our employee relations are good.

Risk Factors

We have experienced losses in our history.

  We incurred a net loss of $10,838 for the fiscal year ended June 28, 1998. This net loss in 1998 included $5,314 of inventory charges related to consolidation and $7,231 of consolidation charges in conjunction with the closure of our Puerto Rico manufacturing operations and selected sales offices. Additionally, in fiscal year 1999, we had $1,304 of additional inventory charges related to this consolidation. While we have generated net income for 10 of the last 11 quarters through the quarter ended June 27, 1999, we cannot be certain that revenues will remain at current levels or improve or that we will be profitable at such revenue levels.

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

  There are other factors which contribute to the variability of our sales as well. We generally ship products quickly after we receive orders, meaning that we do not typically have a significant backlog of unfilled orders. As a result, our revenues in a given quarter depend substantially on orders booked in that quarter. Also, we typically generate a large percentage of our quarterly revenues in the last month of the quarter. Additionally, OEM customers purchases can vary significantly from quarter to quarter.

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

However, we cannot be certain that fibre channel products will gain broader market acceptance or that customers will choose our technology and products. Fibre channel products accounted for 56 percent of our net revenues for the fiscal year ended June 27, 1999. If the fibre channel market fails to develop, develops more slowly than anticipated or attracts more competitors than we expect (as discussed below), our business, results of operations and financial condition would be materially adversely affected. A similar result would occur if our products do not achieve market acceptance.

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

  For the fiscal year ended June 27, 1999, sales to our top customer, IBM, represented 19 percent of our net revenues. Additionally, sales to Compaq in 1999 represented 14 percent of our net revenues. For the fiscal year ended June 28, 1998, sales to Sequent Computer Systems represented 12 percent of net revenues and IBM represented 11 percent of net revenues. Sales to our top five customers accounted for 54 percent of net revenues for the fiscal year ended June 27, 1999 and for 41 percent of net revenues for the fiscal year ended June 28, 1998. Although we have attempted to expand our base of customers, our revenues in the future may nonetheless be similarly derived from a limited number of customers.

The failure of one or more of our significant customers to timely make payments could adversely affect our business.

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

  We rely almost exclusively on OEMs and distributors for our sales. For the fiscal year ended June 27, 1999, we derived approximately 74 percent of our net revenues from OEMs and 24 percent from distributors. In fiscal 1998, we derived approximately 71 percent of our net revenues from OEMs and 25 percent from distributors. We cannot be certain that we will retain our current OEM and distributor customers or that we will be able to recruit additional or replacement customers. As is common in an emerging technology industry, our agreements with OEMs and distributors are typically non-exclusive and often may be terminated by either party without cause. Indeed, many of our OEM and distributor customers carry or utilize competing product lines. If we were to suddenly lose one or more important OEM or distributor customers to a competitor, our business, results of operations and financial condition could be materially adversely affected.

Some of our OEM customers could become competitors.

  Some of our OEM customers could develop products internally that would replace our products. The resulting reduction in sales of our products to our OEM customers could have a material adverse effect on our business, results of operations and financial condition.

Our industry is subject to rapid technological change, and we must keep pace with the changes to successfully compete.

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

  Our revenues depend significantly upon the ability and willingness of our OEM customers to develop and promote products on a timely basis that incorporate our technology. The ability and willingness of OEM customers to develop and promote such products is based upon a number of factors, such as:

  . The timely development by us and our OEM customers of new products with new functionality, increased speed and enhanced performance at acceptable prices;

  . The development costs facing our OEM customers;

  . The compatibility of new products with both existing and emerging industry standards;

  . Technological advances;

  . Intellectual property issues; and

  . Competition in general.

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

  We have shifted the focus of our business to fibre channel technology. However, our revenues still depend significantly on sales of our traditional networking products. These traditional networking products accounted for 44 percent of our net revenues for the fiscal year ended June 27, 1999. If the maturation of these products were to occur faster than we anticipate, our business, results of operations and financial condition would be materially adversely affected.

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

  In the fibre channel market, we compete primarily against Gadzoox, Hewlett-Packard, Interphase, JNI, LSI Logic, QLogic, Vixel and several smaller companies to a lesser extent. In the printer server market, we compete directly against a number of smaller companies and indirectly against Hewlett-Packard, Intel and Lexmark, the two largest printer vendors, both of which primarily use their own internally-developed printer servers. In the network access market, we compete against numerous networking companies who offer network access solutions.

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

  We rely on third-party suppliers for components which are used in our products, and we have experienced delays or difficulty in securing components in the past. Key components that we use in our products may only be available from single sources with which we do not have long-term contracts. In particular, Intel is currently our sole supplier for microprocessors used in our fibre channel products. IBM and Hewlett-Packard are currently our sole suppliers for components that enable our fibre channel products to connect to networks. Motorola is currently our sole supplier of memory devices incorporated into our fibre channel products. In addition, we rely on LSI Logic, Chip Express and VLSI to manufacture ASICs for our products. The components we use for our fibre channel products are based on an emerging technology and may not be available with the performance characteristics or in the quantities that we require. Our future inability to supply products due to a lack of components or our inability to redesign products to accept alternatives in a timely manner would materially adversely affect our business, results of operations and financial condition.

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

  A significant portion of our products are currently used in high-performance computer and storage systems. Our fibre channel growth has been supported by increasing demands for sophisticated networking and data storage solutions which support enterprise computing requirements, including on-line transaction processing, data mining, data warehousing, multimedia and Internet applications. Should there be a slowing in the growth of demand for such systems, our business, results of operations and financial condition could be materially adversely affected.

The inadequacy of our intellectual property protections could adversely affect our business.

  We believe that our continued success depends primarily on continuing innovation, marketing and technical expertise, as well as the quality of product support and customer relations. At the same time, our success is partially dependent on the proprietary technology contained in our products. We currently rely on a combination of patents, copyrights, trademarks, trade secret laws and contractual provisions to establish and protect our intellectual property rights in our products. For a more complete description of our intellectual property, you should read "Business--Intellectual Property." We cannot be certain that the steps we take to protect our intellectual property will adequately protect our proprietary rights, that others will not independently develop or otherwise acquire equivalent or superior technology or that we can maintain such technology as trade secrets. In addition, the laws of some of the countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States or at all. Our failure to protect our intellectual property rights could have a material adverse effect on our business, results of operations and financial condition.

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

Our international business activities subject us to risks that could adversely affect our business.

  During the fiscal year ended June 27, 1999, sales in the United States accounted for 68 percent of our net revenues, sales in Europe accounted for 27 percent of our net revenues, and sales in the Pacific Rim countries accounted for 5 percent of our net revenues. During the fiscal year ended June 28, 1998, sales in the United States accounted for 65 percent of net revenues, sales in Europe accounted for 26 percent of our net revenues, and sales in the Pacific Rim countries accounted for 9 percent of our net revenues. We expect that sales in the United States and Europe will continue to account for the substantial majority of our revenues for the foreseeable future.

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

  Many existing computer systems and applications use two digits rather than four to define the applicable year. These programs were designed without considering the impact of the upcoming change in the century. If such programs are not corrected, many computer systems could fail or create erroneous results at or beyond the year 2000. We consider a product to be "Year 2000 compliant" if the product's performance and functionality are unaffected by the processing of dates prior to, during and after the year 2000. Our current products are Year 2000 compliant. However, products which we previously sold and which may still be covered under warranties may not be Year 2000 compliant. We are prepared to update these non-compliant products as required under Company warranties and as required by law for all Year 2000 issues. However, we cannot be certain that all potential Year 2000 issues have been identified or that the issues will be successfully resolved to the customers' satisfaction. Consequently, customers may bring litigation against vendors, including us. Any such claims, with or without merit, could result in a material adverse effect on our business, results of operations, and financial condition.

  We committed resources to identify and correct potential Year 2000 issues, both in our products and in our review and tests of our internal computer systems and applications. We have identified and corrected all of the

Year 2000 compliance issues according to vendor specifications. These reviews, tests, and corrections have not resulted in substantial expenditures to date. Furthermore, we do not anticipate any material expenditures in the future related to these issues. We have completed a survey of our suppliers, contract manufacturer, significant customers, and financial institutions to evaluate their Year 2000 compliance plans and state of readiness and to determine whether any Year 2000 issues will impede the ability of such third parties to continue providing goods and services to us. We have received satisfactory responses to these surveys and will continue to monitor the Year 2000 plans of our suppliers and customers through the coming event. We believe that the most likely worst-case scenarios related to the Year 2000 issue that we may experience would be either an inability to obtain inventory components from suppliers or delays in receiving orders or payments from customers due to Year 2000 problems experienced by these third parties. These events, if experienced, could have a material adverse effect on our business, results of operations, and financial condition. Therefore, as a contingency plan to ensure our ability to provide products and services to our customers, we will take the additional precaution of maintaining a finished goods inventory at calendar year end sufficient to cover shipments for 30 to 45 days, and will maintain an additional store of key raw materials for the manufacture of our products. We have also asked key suppliers to increase their inventory levels of critical materials and components to act as a further safeguard.

  Although our Year 2000 assessment and remediation processes have not generated any material expenditures to date, and we do not currently foresee any in the future, the costs related to this issue would continue to evolve if we identify and address any additional issues. The Company believes it has fully addressed all areas of this issue, including internal systems, products and third parties; however, the Company will continue to monitor these areas. Although we do not believe that the Year 2000 issue will pose any significant operational problems, there could be delays in our efforts to address the Year 2000 issue or we could fail to fully identify all Year 2000 issues in our systems, equipment, or processes, or those of third parties which affect us. Such delays or failures could have a material adverse effect on our business, results of operations, and financial condition.

We may need additional capital in the future and such additional financing may not be available.

  We currently anticipate that our available cash resources and financing available through our credit facility, will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. However, we cannot assure you that such resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements. We may need to raise additional funds through public or private debt or equity financings in order to:

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

Potential acquisitions may be more costly or less profitable than anticipated.

  We may pursue acquisitions that could provide new technologies, products or service offerings. Future acquisitions may involve the use of significant amounts of cash, potentially dilutive issuances of equity or equity-linked securities, incurrence of debt, or amortization expenses related to goodwill and other intangible assets. In addition, acquisitions involve numerous risks, including:

  . Difficulties in the assimilation of the operations, technologies, products and personnel of the acquired company;

  . The diversion of management's attention from other business concerns;

  . Risks of entering markets in which we have no or limited prior experience; and

  . The potential loss of key employees of the acquired company.

  We currently have no commitments or agreements with respect to any such acquisition. In the event that such an acquisition does occur and we are unable to successfully integrate businesses, products, technologies or personnel that we acquire, our business, results of operations and financial condition could be materially adversely affected.

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

  Our stockholder rights plan and provisions of our certificate of incorporation and of the Delaware General Corporation Law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. The stockholder rights plan and these provisions of our certificate of incorporation and Delaware law are intended to encourage potential acquirers to negotiate with us and allow our board of directors the opportunity to consider alternative proposals in the interest of maximizing stockholder value. However, such provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price. You should read Note 9 to the Consolidated Financial Statements contained elsewhere herein, our certificate of incorporation and Delaware law for more information on the anti-takeover effects of provisions of our stockholder rights plan.

Item 2. Properties.

  The Company's corporate offices and principal product development facilities are currently located in an approximately 55,000 square foot leased building in Costa Mesa, California. The lease expires in August 2001.

  On October 29, 1998, the Company sold its production facility located in two adjacent buildings in Dorado, Puerto Rico, as part of the Company's transition to a contract manufacturer.

  The Company leases approximately nine remote offices, primarily for sales, throughout the world.

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

Item 4. Submission of Matters to a Vote of Security Holders.

  No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 1999.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Principal Market and Prices

  The Company's common stock is traded on the Nasdaq National Market under the symbol EMLX. The following table sets forth for the indicated periods the high and low per share closing sales prices for the Company's common stock, as reported on the Nasdaq National Market.

  Share prices have been retroactively adjusted to reflect a two-for-one stock split, effected in the form of a stock dividend of one share of Emulex Common Stock for each share of common stock outstanding, which was completed on August 30, 1999.

                                                                  High     Low
                                                                 ------- -------
   1999
     Fourth Quarter............................................. $46.000 $15.938
     Third Quarter..............................................  20.219  13.688
     Second Quarter.............................................  17.125   5.531
     First Quarter..............................................   6.938   2.875
   1998
     Fourth Quarter.............................................   4.750   2.813
     Third Quarter..............................................   7.500   4.438
     Second Quarter.............................................   9.875   6.875
     First Quarter..............................................   9.625   7.063

Number of Common Stockholders

  The approximate number of holders of record of the Company's common stock as of September 7, 1999 was 311.

Dividends

  The Company has never paid cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain its earnings for the development of its business.

  On August 30, 1999, the Company completed a two-for-one stock split, effected in the form of a stock dividend of one share of Emulex Common Stock for each share of common stock outstanding, to stockholders of record on August 16, 1999.

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

Item 6. Selected Consolidated Financial Data.

  The following table summarizes certain selected consolidated financial data. Certain reclassifications have been made to the 1998, 1997, 1996 and 1995 data to conform to the 1999 presentation. The amounts for net income (loss) per share, and the related numbers of shares, contained in the following consolidated statement of operations data have been retroactively restated to give effect to a two-for-one stock split, effected in the form of a stock dividend of one share of Emulex Common Stock for each share of common stock outstanding, which was completed on August 30, 1999.

Selected Consolidated Statement of Operations Data

                                                 Year Ended
                                  ---------------------------------------------
                                   June               June
                                    27,    June 28,    29,    June 30,  July 2,
                                   1999      1998     1997      1996     1995
                                  -------  --------  -------  --------  -------
                                    (in thousands, except per share data)
Net revenues:
  Fibre Channel.................  $38,693  $ 18,944  $11,521  $  1,138  $    71
  Traditional networking and
   other........................   29,792    40,541   53,242    50,200   75,404
                                  -------  --------  -------  --------  -------
    Total net revenues..........   68,485    59,485   64,763    51,338   75,475
                                  -------  --------  -------  --------  -------
  Cost of sales.................   40,138    34,913   40,205    34,848   44,655
  Cost of sales--inventory
   charges related to
   consolidation................    1,304     5,314      --        --       --
                                  -------  --------  -------  --------  -------
    Total cost of sales.........   41,442    40,227   40,205    34,848   44,655
                                  -------  --------  -------  --------  -------
      Gross profit..............   27,043    19,258   24,558    16,490   30,820
                                  -------  --------  -------  --------  -------
Operating expenses:
  Engineering and development...   11,766    11,270   10,063    11,415   10,681
  Selling and marketing.........    6,953     7,589    7,637    11,071   11,927
  General and administrative....    4,279     4,207    4,586     4,912    5,428
  Amortization of goodwill......      --        --       --        --       337
  Impairment of goodwill........      --        --       --        --       785
  Consolidation charges, net....     (987)    7,231    1,280       --       --
                                  -------  --------  -------  --------  -------
    Total operating expenses....   22,011    30,297   23,566    27,398   29,158
                                  -------  --------  -------  --------  -------
Operating income (loss).........    5,032   (11,039)     992   (10,908)   1,662
Nonoperating income.............      480       113       71       483    1,120
                                  -------  --------  -------  --------  -------
Income (loss) before income
 taxes..........................    5,512   (10,926)   1,063   (10,425)   2,782
Income tax provision (benefit)..      247       (88)    (506)   (1,137)  (1,156)
                                  -------  --------  -------  --------  -------
Net income (loss)...............  $ 5,265  $(10,838) $ 1,569  $ (9,288) $ 3,938
                                  =======  ========  =======  ========  =======
Net income (loss) per share:
  Basic.........................  $  0.42  $  (0.89) $  0.13  $  (0.78) $  0.34
                                  =======  ========  =======  ========  =======
  Diluted.......................  $  0.37  $  (0.89) $  0.12  $  (0.78) $  0.32
                                  =======  ========  =======  ========  =======
Number of shares used in per
 share computations:
  Basic.........................   12,685    12,243   12,088    11,873   11,428
                                  =======  ========  =======  ========  =======
  Diluted.......................   14,131    12,243   12,588    11,873   12,344
                                  =======  ========  =======  ========  =======

Selected Consolidated Balance Sheet Data

                                                     Year Ended
                                      ----------------------------------------
                                                June    June    June
                                      June 27,   28,     29,     30,   July 2,
                                        1999    1998    1997    1996    1995
                                      -------- ------- ------- ------- -------
                                                   (in thousands)
Total current assets................. $134,338 $24,384 $29,328 $31,579 $39,014
Total current liabilities............   16,044  14,399  10,859  15,494  13,970
                                      -------- ------- ------- ------- -------
Working capital......................  118,294   9,985  18,469  16,085  25,044

Total assets.........................  169,991  30,157  37,175  39,300  47,550
Long-term capitalized lease
 obligations.........................      --        7      79     204     253
Retained earnings....................   10,200   4,935  15,773  14,204  23,492
Total stockholders' equity...........  151,893  13,606  24,276  22,030  30,678

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

Stock Split

  On August 30, 1999, the Company completed a two-for-one stock split, effected in the form of a stock dividend of one share of Emulex Common Stock for each share of common stock outstanding, to stockholders of record on August 16, 1999. All share, per share and related data has been retroactively adjusted to reflect this stock split.

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

Results of Operations

  The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and the Company's Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K. All references to years refer to the Company's fiscal years ended June 27, 1999, June 28, 1998 and June 29, 1997, as applicable, unless the calendar year is specified. References to dollar amounts are in thousands unless otherwise specified.

                                                  Percentage of Net
                                                      Revenues
                                                  --------------------
                                                  1999   1998    1997
                                                  -----  -----   -----
Net revenues:
  Fibre channel..................................  56.5%  31.8%   17.8%
  Traditional networking and other...............  43.5   68.2    82.2
                                                  -----  -----   -----
    Total net revenues........................... 100.0  100.0   100.0
                                                  -----  -----   -----
  Cost of sales..................................  58.6   58.7    62.1

  Cost of sales--inventory charges related to
   consolidation.................................   1.9    8.9      --
                                                  -----  -----   -----
    Total cost of sales..........................  60.5   67.6    62.1
                                                  -----  -----   -----
      Gross profit...............................  39.5   32.4    37.9
                                                  -----  -----   -----
Operating expenses:
  Engineering and development....................  17.2   18.9    15.5
  Selling and marketing..........................  10.2   12.8    11.8
  General and administrative.....................   6.2    7.1     7.1
  Consolidation charges, net.....................  (1.4)  12.2     2.0
                                                  -----  -----   -----
    Total operating expenses.....................  32.2   51.0    36.4
                                                  -----  -----   -----
Operating income (loss)..........................   7.3  (18.6)    1.5
Nonoperating income..............................   0.7    0.2     0.1
                                                  -----  -----   -----
Income (loss) before income taxes................   8.0  (18.4)    1.6
Income tax provision (benefit)...................   0.3   (0.2)   (0.8)
                                                  -----  -----   -----
Net income (loss)................................   7.7% (18.2)%   2.4%
                                                  =====  =====   =====

                      EMULEX CORPORATION AND SUBSIDIARIES

Fiscal 1999 versus Fiscal 1998

  Net Revenues. Net revenues for 1999 were $68,485, an increase of $9,000, or 15 percent, from 1998. Net revenues from the Company's fibre channel product line in 1999 were $38,693, or 56 percent of net revenues, compared to $18,944, or 32 percent of net revenues, for 1998. This increase in revenue from the Company's fibre channel product line of $19,749, or 104 percent, is primarily the result of continued fibre channel market development and increased market acceptance of the Company's fibre channel products.

  Net revenues generated from the Company's traditional networking products, which include printer servers and network access products, decreased by $10,749, or 27 percent, to $29,792 in 1999 versus $40,541 in 1998. This decrease in net revenues from the Company's traditional networking products was principally due to ongoing maturation of these products that resulted in lower average unit selling prices. Consequently, the Company has decreased its focus on these products.

  As the market for the Company's traditional networking products matures and as the Company focuses more of its resources on the fibre channel market, management expects that fibre channel product sales will represent a larger percentage of revenues and total sales of the Company's traditional networking products will continue to decrease. Management anticipates that future revenues from the Company's fibre channel product line will be a function of continued demand from original equipment manufacturers, or OEMs, which are currently shipping fibre channel products, launches of new fibre channel-based systems by the Company's current OEMs, additional design wins with new OEM customers and increased sales through other distribution channels as the fibre channel market continues to develop. Although fibre channel represented 56 percent of the Company's net revenues for 1999, fibre channel is an emerging technology, and there can be no assurance given that the Company's products will adequately meet the requirements of the market or achieve market acceptance. Additionally, because the Company's fibre channel products are part of an integrated system, the Company's success in the fibre channel market will depend in part upon the development and availability of other interoperable fibre channel products by third parties. Furthermore, the Company's fibre channel products are dependent upon components supplied by third parties. Management cannot assure you that these components will be available at a competitive price and in the quantities desired or, if available, will function as needed.

  In 1999, sales to OEMs increased $8,396, or 20 percent, to $50,832 compared to $42,436 in 1998. Additionally, distribution net revenues improved by $1,321, or nine percent, to $16,178 in 1999 compared to $14,857 in 1998. These increases in net revenues from sales to OEMs and through distribution were partially offset by a decrease in sales to end users of $717, or 33 percent, to $1,475 in 1999 compared to $2,192 in 1998.

  In 1999, sales to IBM and Compaq accounted for 19 percent and 14 percent, respectively, of the Company's net revenues, and no other customer accounted for more than 10 percent of its net revenues during this period. In 1998, sales to Sequent Computer Systems and IBM accounted for 12 percent and 11 percent, respectively, of the Company's net revenues, and no other customer accounted for more than 10 percent of its net revenues during this period. Furthermore, sales to the Company's top five customers accounted for 54 percent of net revenues in 1999 and 41 percent in 1998.

  Domestic net revenues were $46,751 and $38,773 for 1999 and 1998, representing 68 percent and 65 percent of total net revenues, respectively. This increase in domestic revenues of $7,978, or 21 percent, is principally due to the higher level of fibre channel shipments in 1999 compared to 1998. International net revenues were $21,734 and $20,712 for 1999 and 1998, respectively. International revenues increased by $1,022, or five percent, from 1998 to 1999. The Company's shipments of fibre channel products have continued to be primarily to the domestic market place; however, the Company has begun to experience a higher level of fibre channel product shipments to the international market place. International revenues accounted for 32 percent of net revenues in 1999, down from 35 percent in 1998. As the Company's net revenues from shipments to the

Pacific Rim countries were less than 10 percent of net revenues in 1999 and 1998, the Company does not believe the Asian crisis poses a significant risk to the Company.

  Gross Profit. Cost of sales includes the cost of production of finished products, as well as support costs and other expenses related to inventory management, manufacturing quality and order fulfillment. Gross profit in 1999 was $27,043, an increase of $7,785, or 40 percent, compared to $19,258 in 1998. Gross margin increased to 39 percent in 1999 from 32 percent in 1998. In conjunction with the planned closure of the Company's Puerto Rico manufacturing operations and transition to subcontracted manufacturing (discussed below in Consolidation Charges), during 1998, the Company recorded $5,314 of inventory charges related to consolidation which consisted of $1,899 of incremental excess and obsolete inventory reserves related to ongoing product life-cycle transitions and $3,415 for reductions in inventory related to the streamlining of the Company's product lines. Excluding these incremental cost of sales charges, gross profit would have been $24,572 and gross margin would have been 41 percent for 1998. Also in conjunction with the closure of the Company's Puerto Rico manufacturing operations, in 1999 the Company recorded additional reductions in inventory related to the streamlining of its product lines of $1,304. When the initial consolidation charge was taken, management believed this inventory would be sold at positive margins. However, as the Company neared the closure of the manufacturing facility, management determined this inventory was no longer saleable and these additional reductions in inventory were recorded. Excluding this charge, gross profit would have been $28,347 and gross margin would have been 41 percent for 1999.

  During 1998, and continuing through 1999, the Company has experienced declining average unit selling prices and corresponding reductions in the gross margins of its traditional networking products. Management expects this trend to continue. Gross margins on the Company's traditional networking products are lower than gross margins for its fibre channel products. Management expects that average unit selling prices for the Company's fibre channel products will also decline over time. The Company has agreed to contracted price reductions with most of its fibre channel OEM customers. Typically these reductions are achieved by reaching volume milestones during the life of the contract. In 1999, some of the Company's OEM customers met these milestones. It is likely that the Company will continue this practice in the future. In addition, the Company's gross margins of fibre channel products may be impacted if there is a significant shift in the mix of its products from adapters to hubs or from high-end adapters to lower-priced adapters. The Company's strategy is to maintain overall gross margins where possible, despite expected future erosion in the average unit selling price, by continuing to reduce the cost of its fibre channel products through a combination of volume efficiencies, cost-reduced designs and diversification of its component-supplier base.

  Engineering and Development. Engineering and development expenses consist primarily of salaries and related expenses for personnel engaged in the design, development and technical support of the Company's products. These expenses include third-party fees paid to consultants, prototype development expenses and computer services costs related to supporting computer tools used in the design process. Engineering and development expenses were $11,766 and $11,270 for 1999 and 1998, representing 17 percent and 19 percent of net revenues, respectively. Engineering and development expenses increased $496, or four percent, from 1998 to 1999. Because of the technical nature of the Company's products, engineering support is a critical part of the Company's strategy during both the development of its products and the support of its customers from product design through deployment into the market. Management expects to continue to make significant investments in the technical support and enhancement of the Company's current products, as well as the continued development of new products in the fibre channel market. Engineering and development expenses can fluctuate from quarter to quarter depending on several factors, including new product introduction schedules.

  Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in the marketing and sales of the Company's products, as well as trade shows, product literature and promotional support costs. Selling and marketing expenses were $6,953 and $7,589 for 1999 and 1998, representing 10 percent and 13 percent of net revenues, respectively. Selling and marketing expenses decreased by $636, or eight percent, from 1998 to 1999. This decrease was a result of the streamlining of the Company's products which enabled the Company to reduce sales and marketing efforts for its traditional networking products.

  General and Administrative. General and administrative expenses consist primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees and other associated corporate expenses. General and administrative expenses were $4,279 and $4,207 for 1999 and 1998, representing six percent and seven percent of net revenues, respectively. General and administrative expenses increased slightly by $72, or two percent, in 1999 compared to 1998.

  Consolidation Charges. During the three month period ended March 29, 1998, the Company initiated a program to outsource the manufacturing of all of its product lines to K*TEC Electronics. The Company made this strategic decision in an attempt to reduce required future capital expenditures and production costs, as well as to take advantage of K*TEC Electronics' consolidated purchasing power and materials management capabilities. In conjunction with this transition to subcontracted manufacturing, the Company closed its Puerto Rico manufacturing facility and selected sales offices. In addition to the $5,314 of inventory charges related to consolidation discussed above, the Company recorded consolidation charges of $7,231 related to these closures in 1998.

  During 1999, the Company completed the sale of the land and buildings at its former manufacturing facility in Puerto Rico which resulted in a gain of $777. No impairment had previously been recognized related to the land and buildings. Also, during 1999, the Company substantially completed this consolidation plan, including all remaining headcount reductions, and the Company reduced its accrued consolidation charges by $210 based on management's review of the adequacy of the remaining consolidation accrual.

  Nonoperating Income. Nonoperating income consists primarily of interest income, interest expense and foreign exchange translation. The Company's nonoperating income was $480 and $113 in 1999 and 1998, respectively. Normal fluctuations in nonoperating income are primarily due to changes in interest income and expense as a result of varying cash balances. The Company completed a secondary offering of 4,630,000 shares of its common stock during the quarter ended June 27, 1999. The Company received proceeds of $132,838, net of underwriter's discount and expenses. This improvement in the Company's cash and investment balances late in the fiscal year generated the increased level of interest income experienced in 1999.

  Income Taxes. The Company's income tax expense for 1999 was $247, representing a tax provision of approximately 4.5 percent of income before taxes. The Company's low effective tax rate is primarily due to utilization in 1999 of net operating loss carryforwards which were held net of a substantial valuation allowance. After these net operating loss carryforwards are utilized, and the corresponding valuation allowance is eliminated, management believes the Company will have an effective tax rate of approximately 35 percent assuming current enacted tax rates and current operating structure. In addition, under current generally accepted accounting principles and in accordance with the Company's policy, the Company could be required to reduce some or all of its valuation allowance prior to actual utilization of the net operating losses, which would result in the recognition of a significant immediate tax benefit for financial statement purposes and the expected effective tax rate of approximately 35 percent on an ongoing basis. However, there can be no assurance that the Company will ultimately generate adequate taxable income to utilize any or all of its existing net operating loss carryforwards or if utilized, that the actual effective tax rate on an ongoing basis would approximate 35 percent. The Company recorded a benefit from income taxes of $88 in 1998. During 1999, the Company received a favorable response to the Ruling Request submitted to the Secretary of the Treasury of Puerto Rico. The liquidation of the Company's subsidiary, Emulex Caribe, during 1998 was structured to qualify for tax-free liquidation treatment under the provisions of both the U.S. and Puerto Rico Internal Revenue Codes. Through its response to the Ruling Request, the Secretary of the Treasury of Puerto Rico has agreed that neither Emulex Corporation nor Emulex Caribe will recognize a gain or loss as a result of the liquidation. The Company also received approval of the Closing Agreement submitted to the Secretary of the Treasury of Puerto Rico. The Secretary agreed to the Company's calculation of the amount of tollgate tax resulting from the deemed distribution from Emulex Caribe to the Company as a result of the liquidation.

  The Company is currently undergoing an examination by the California Franchise Tax Board of the Company's California income tax returns for years 1989, 1990 and 1991. Additionally, Emulex Caribe, the Company's former subsidiary, is undergoing examination by the Internal Revenue Service of its 1995 tax return. In the opinion of management, these examinations will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Fiscal 1998 versus Fiscal 1997

  Net Revenues. Net revenues for 1998 were $59,485, a decrease of $5,278, or eight percent, from $64,763 in 1997. This decrease in net revenues was principally the result of reductions in distribution net revenues of $5,294, or 26 percent, and decreases in net revenues from sales to end users of $939, or 30 percent, in 1998 compared to 1997. These decreases were partially offset by an increase in 1998 in net revenues from sales to OEMs of $955, or two percent, compared to 1997.

  Net revenues from the Company's fibre channel product line increased by $7,423, or 64 percent, to $18,944 for 1998 compared to $11,521 in 1997 as OEMs in this emerging market have begun to take volume shipments. The Company expects that future revenue from this product line will be a function of continued demand from OEMs which are currently shipping fibre channel product, launches of new fibre channel based systems by some of the Company's other OEMs, achievement of additional design wins and increased distribution sales.

  Net revenues generated from the Company's traditional networking products, which include printer servers and network access products, decreased by $12,701, or 24 percent, to $40,541 in 1998 versus the prior fiscal year. This decrease in traditional networking revenues is primarily the result of lower printer server distribution sales which the Company believes are principally due to decreased demand for after-market solutions, as more OEMs are shipping network-ready printers. In addition, the Company experienced a decrease in net revenues from its maturing network access products principally as a result of lower shipments to Reuters, as its current project with Emulex approached end of life.

  In 1998, sales to Sequent Computer Systems and IBM accounted for 12 and 11 percent, respectively, of the Company's net revenues, and no other customer accounted for more than 10 percent of its net revenues during this period. In 1997, sales to Reuters and Sequent Computer Systems accounted for 13 percent and 10 percent, respectively, of the Company's net revenues, and no other customer accounted for more than 10 percent of its net revenues during this period. Furthermore, sales to the Company's top five customers accounted for 41 percent of net revenues in 1998 and 44 percent in 1997.

  Domestic revenue increased by $3,340, or nine percent, to $38,773 in 1998 compared to $35,433 in 1997. This increase in domestic revenues is principally due to the higher level of fibre channel shipments in 1998 which have been primarily to the domestic market place to date. International revenues decreased by $8,618, or 29 percent, from $29,330 in 1997 to $20,712 in 1998 principally due to the decreased shipments to Reuters as discussed above. International revenues accounted for 35 percent of net revenues in 1998, down from 45 percent in 1997. As the Company's net revenues from shipments to the Pacific Rim countries were less than 10 percent of net revenues in 1998 and 1997, the Company does not believe the Asian crisis poses a significant risk to the Company.

  Gross Profit. Cost of sales includes the cost of production of finished products, as well as support costs and other expenses related to inventory management, manufacturing quality and order fulfillment. Gross profit decreased by $5,300, or 22 percent, to $19,258 in 1998 compared to 1997. Gross margin also decreased from the prior year at 32 percent in 1998 from 38 percent in 1997. In conjunction with the planned closure of the Company's Puerto Rico manufacturing operations and transition to subcontracted manufacturing (discussed below in Consolidation Charges), during 1998, the Company recorded $5,314 of inventory charges related to consolidation, including $1,899 of incremental excess and obsolete inventory reserves related to ongoing product life-cycle transitions and $3,415 for reductions in inventory related to the streamlining of the Company's product lines. Excluding these inventory charges related to consolidation, gross profit for 1998 would have been $24,572, an increase of $14 compared to 1997. Gross margin in 1998, excluding these inventory charges related to consolidation, improved to 41 percent. The improvement in gross margin is principally due to a product mix that contained a greater percentage of higher margin products.

  Engineering and Development. Engineering and development expenses consist primarily of salaries and related expenses for personnel engaged in the design, development and technical support of the Company's products. These expenses include third-party fees paid to consultants, prototype development expenses and computer services costs related to supporting computer tools used in the design process. Engineering and development expenses were $11,270 and $10,063 for 1998 and 1997, representing 19 percent and 16 percent of net revenues, respectively. This increase in engineering and development expenses of $1,207, or 12 percent, from 1997 to 1998 reflected the Company's increasing investment in fibre channel development that was partially offset by declining expenditures related to its traditional networking product development.

  Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in the marketing and sales of the Company's products, as well as trade shows, product literature and promotional support costs. Selling and marketing expenses were $7,589 and $7,637 for 1998 and 1997, representing 13 percent and 12 percent of net revenues, respectively. Selling and marketing expenses remained relatively unchanged from 1997 to 1998.

  General and Administrative. General and administrative expenses consist primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees and other associated corporate expenses. General and administrative expenses were $4,207 and $4,586 for 1998 and 1997, respectively, representing seven percent of net revenues for both years. This decrease in general and administrative expenses of $379, or eight percent, resulted from the Company's ongoing streamlining of its general and administrative activities.

  Consolidation Charges. During the three month period ended March 29, 1998, the Company initiated a program to outsource the manufacturing of all of its product lines to K*TEC Electronics, a state-of-the-art contract manufacturer with advanced manufacturing capabilities which the Company requires for its new generation fibre channel designs. The Company made this strategic decision in an attempt to reduce required future capital expenditures and production costs, as well as to take advantage of K*TEC Electronics' consolidated purchasing power and materials management capabilities. In conjunction with this transition to subcontracted manufacturing, the Company planned to close its Puerto Rico manufacturing facility and selected domestic sales offices. In addition to the $5,314 of inventory charges related to consolidation discussed above, the Company has recorded consolidation charges of $7,231 related to these closures in 1998. These charges include approximately $3,010 for severance and related costs, $1,022 for impairment of certain property, plant and equipment, $1,360 for reductions in prepaid royalties and other expenses, $631 for payroll and related costs for Puerto Rico employees and other directly-related costs to complete the closure of the facility after operations had ceased, $325 for legal, tax and accounting advice directly related to the closure of the Puerto Rico facility, $658 of directly-related costs incurred primarily at the corporate level to facilitate the closure of the Puerto Rico facility (travel, labor, and other outside services), and $225 for equipment and offices leases. In addition, the Company planned to sell other property, plant and equipment in 1999. The Company anticipated a total worldwide reduction of approximately 130 full-time employees, or 48 percent of the workforce, and 45 temporary workers in Puerto Rico. The majority of the headcount reductions were in the manufacturing area; however, selected reductions were also made in other areas related to the streamlining of product offerings. During 1999, the Company substantially completed this consolidation plan.

  During the first quarter of fiscal 1997, the Company initiated a consolidation of its operations to reduce its ongoing expense base and focus its activities on the Company's fibre channel and traditional networking markets, which include printer server and wide area networking products. Emulex's remote access and host software business, previously headquartered out of a Bellevue, Washington facility, was relocated to Emulex's headquarters in Costa Mesa, California. In addition, the Company downsized its Pacific Rim sales organization and also made selected reductions at its manufacturing plant in Dorado, Puerto Rico and at it corporate headquarters. The Company recognized consolidation charges of $1,280 in 1997. The charges related to this consolidation of operations consisted of approximately $806 for severance and related charges, $236 for office rent and related charges, $65 for write-off of fixed assets and $173 of other charges relating primarily to the transition of product support to Costa Mesa, California. Total headcount worldwide was reduced by approximately 36 employees. As of June 29, 1997, this consolidation plan was substantially complete.

  Nonoperating Income. Nonoperating income consists primarily of interest income, interest expense and foreign exchange translation. The Company's nonoperating income was $113 and $71 in 1998 and 1997, respectively. Normal fluctuations in nonoperating income are primarily due to changes in interest income and expense as a result of varying cash balances. Additionally, nonoperating income in 1997 included nonrecurring interest income of $238 associated with prior years' tax returns.

  Income Taxes. The Company recorded a tax benefit of $88 in 1998 compared to a benefit of $506 in 1997. The benefit in 1998 included a $188 tax recovery from a tax sharing agreement with QLogic Corporation, a former subsidiary of the Company, compared to a $612 tax recovery, also related to the tax sharing agreement, in 1997.

Year 2000

  Many existing computer systems and applications use two digits rather than four to define the applicable year. These programs were designed without considering the impact of the upcoming change in the century. If such programs are not corrected, many computer systems could fail or create erroneous results at or beyond the year 2000. We consider a product to be "Year 2000 compliant" if the product's performance and functionality are unaffected by the processing of dates prior to, during and after the year 2000. The Company has considered the impact of Year 2000 issues on our products, computer systems, and applications. All of our current products are Year 2000 compliant; however, some products previously sold by the Company may not be Year 2000 compliant. The Company is prepared to update these non-compliant products as required under Company warranties and as required by law for all Year 2000 issues. Furthermore, the Company believes that the related financial exposure for any required updates to non-compliant products is not material. Additionally, the Company has reviewed and tested its internal computer systems and applications. The Company has identified and corrected all of the Year 2000 compliance issues according to vendor specifications. These reviews, tests, and corrections have not resulted in substantial expenditures to date. Furthermore, the Company does not anticipate any material expenditures in the future related to these issues; however, if any additional Year 2000 issues are identified, the related costs would continue to evolve. The Company has completed a survey of its suppliers, contract manufacturer, significant customers, and financial institutions to evaluate their Year 2000 compliance plans and state of readiness and to determine whether any Year 2000 issues will impede the ability of such third parties to continue conducting business with the Company. The Company has received satisfactory responses to these surveys and will continue to monitor the Year 2000 plans of our suppliers and customers through the coming event. The Company believes that the most likely worst-case scenarios related to the Year 2000 issue that it may experience would be either an inability to obtain inventory components from suppliers or delays in receiving orders or payments from customers due to Year 2000 problems experienced by these third parties. These events, if experienced, could have a material adverse effect on the Company's business, results of operations, and financial condition. Therefore, as a contingency plan to ensure the Company's ability to provide products and services to its customers, the Company will take the additional precaution of maintaining a finished goods inventory at calendar year end sufficient to cover shipments for 30 to 45 days, and will maintain an additional store of key raw materials for the manufacture of its products. The Company has also asked key suppliers to increase their inventory levels of critical materials and components to act as a further safeguard. The Company believes it has fully addressed all areas of this issue, including internal systems, products and third parties; however, the Company will continue to monitor these areas.

New Accounting Standards

  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("Statement") 133, "Accounting for Derivative Instruments and Hedging Activities." This new statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges, and establishes respective accounting standards for reporting changes in the fair value of the instruments. This statement, as amended, is effective for both interim and annual periods for fiscal years beginning after June 15, 2000. The Company does not expect the adoption of Statement 133 to have a material impact on its results of operations.

Liquidity and Capital Resources

  The Company's cash and cash equivalents increased by $20,508 during 1999 to $22,284. Operating activities, which include changes in working capital balances, provided $1,896 of cash and cash equivalents in 1999 compared to providing $3,116 of cash and cash equivalents in the prior year. Investing activities, which included purchases of investments of $115,380, as well as the acquisition and disposition of property, plant and equipment, used $114,334 of cash and cash equivalents in the current year compared to using $1,871 in 1998. Net financing activities, which included net proceeds from a secondary offering of common stock of $132,838, as well as payments under capital lease obligations and proceeds from the exercise of employee stock options, provided $132,946 of cash and cash equivalents during 1999 compared to providing $47 of cash and cash equivalents in 1998.

  In addition to its cash, cash equivalent and investment balances, the Company has a line of credit of up to $10,000 with Silicon Valley Bank. The agreement allows the Company to borrow at the bank's prime rate (7.75 percent at June 27, 1999) plus one half percent. The Company last utilized the line of credit in the first quarter of 1998. Furthermore, there were no borrowings outstanding under this line at June 27, 1999 or June 28, 1998. The line of credit with Silicon Valley Bank requires the Company to satisfy certain financial and other covenants and conditions, including prescribed levels of tangible net worth, profitability and liquidity. In the event the Company fails to comply with any financial or other covenant in its loan agreement with Silicon Valley Bank, the line of credit could become unavailable to the Company. In addition, after borrowings have been made under the line of credit, a failure to continue to satisfy such covenants would constitute an event of default, giving rise to the various remedies available to a lender. As of June 27, 1999, the Company was in compliance with all the covenants of the line of credit; however, there can be no assurance that the Company will continue to satisfy the financial and other covenants and conditions of the line of credit or that the line of credit will continue to be available to the Company. The Company's line of credit with Silicon Valley Bank, which is renewed periodically in the normal course of business, is scheduled to expire in January 2000.

  In the quarter ended June 27, 1999, the Company completed a secondary offering of 4,630,000 shares of the Company's common stock of a price of $30.50 per share. The Company received proceeds of $132,838 net of underwriter's discounts and expenses. As of June 27, 1999, the Company had investments of $115,380 resulting primarily from the net proceeds of this offering. The remaining proceeds are included in the Company's cash and cash equivalents.

  The Company believes that its existing cash and investment balances, facilities and equipment leases, anticipated cash flows from operating activities and available borrowings under its line of credit will be sufficient to support its working capital needs and capital expenditure requirements for the next twelve months.

Item 7a. Qualitative and Quantitative Disclosures about Market Risk.

Interest Rate Sensitivity

  At June 27, 1999, the Company's investment portfolio consisted of fixed income securities, excluding those classified as cash equivalents, of $115,380 (see Note 2 of the Consolidated Financial Statements). The Company has the positive intent and ability to hold these securities to maturity. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10 percent from the levels existing as of June 27, 1999, the decline in the fair value of the portfolio would not be material to the Company's financial position, results of operations and cash flows.

Item 8. Financial Statements and Supplementary Data.

  The information required by this Item is included herein as part of Item 14(a) of Part IV of this annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

  There is incorporated herein by reference the information required by this
Item in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended June 27, 1999.

Executive Officers of the Registrant

  The executive and certain other officers of the Company or its principal operating subsidiary are as follows:

          Name                                       Position                            Age
          ----                                       --------                            ---
Paul F. Folino..........  President and Chief Executive Officer and Director              54
Ronald P. Quagliara
 (1)....................  Sr. Vice President, Research and Development                    50
Teresa W. Blackledge (1)
 (2)....................  Vice President, Marketing                                       44
Sadie A. Herrera (1)....  Vice President, Human Resources                                 50
Michael J. Rockenbach...  Vice President, Finance, Chief Financial Officer and Secretary  38
Kirk D. Roller (1)......  Vice President, Worldwide Sales                                 37
Michael E. Smith (1)....  Vice President, Worldwide Marketing                             37

--------
(1) These persons serve in the indicated capacities as officers of the Registrant's principal operating subsidiary; they are not officers of the Registrant.

(2) Effective October 1, 1999, Ms. Blackledge has resigned her position as Vice President, Marketing.

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

  Mr. Smith joined the Company in October 1998 as senior director of fibre channel marketing and was promoted to vice president, fibre channel marketing in June 1999 and subsequently to vice president, worldwide marketing in August 1999. Prior to joining the company, Mr. Smith spent 2 years with Adaptec, Inc. as marketing manager of peripheral technologies solutions and most recently as marketing manager, fibre channel products. From 1986 to 1996, Mr. Smith held various engineering and marketing positions with Western Digital Corporation, most recently as director of marketing, I/O products.

  None of the executive officers of the parent Company or officers of its principal operating subsidiary has any family relationship with any other executive officer of the Company, other officer of its principal operating subsidiary or director of the Company.

Item 11. Executive Compensation.

  There is incorporated herein by reference the information required by this
Item in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended June 27, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  There is incorporated herein by reference the information required by this
Item in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended June 27, 1999.

Item 13. Certain Relationships and Related Transactions.

  There is incorporated herein by reference the information required by this
Item in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended June 27, 1999.

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

                      EMULEX CORPORATION AND SUBSIDIARIES
                           Annual Report -- Form 10-K
                         Items 8, 14(a)(1) and 14(a)(2)
            Index to Consolidated Financial Statements and Schedule
                 June 27, 1999, June 28, 1998 and June 29, 1997
                  (With Independent Auditors' Report Thereon)

                                                                         Page
                                                                        Number
                                                                        ------
Consolidated Financial Statements
Independent Auditors' Report...........................................   32
Consolidated Balance Sheets--June 27, 1999 and June 28, 1998...........   33
Consolidated Statements of Operations--Years ended June 27, 1999, June
 28, 1998 and June 29, 1997............................................   34
Consolidated Statements of Stockholders' Equity--Years ended June 27,
 1999, June 28, 1998 and June 29, 1997.................................   35
Consolidated Statements of Cash Flows--Years ended June 27, 1999, June
 28, 1998 and June 29, 1997............................................   36
Notes to Consolidated Financial Statements.............................   37
Schedule
Schedule II -- Valuation and Qualifying Accounts and Reserves..........   55

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emulex Corporation and subsidiaries as of June 27, 1999 and June 28, 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended June 27, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Orange County, California
August 4, 1999, except for the
   fourth paragraph of note 1
   and the first paragraph of
   note 9, which are as of
   August 30, 1999

                      EMULEX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        June 27, 1999 and June 28, 1998
                       (in thousands, except share data)

                                                                 1999    1998
                                                               -------- -------
                       ASSETS (note 7)

Current assets:
  Cash and cash equivalents (note 2).......................... $ 22,284 $ 1,776
  Investments (note 2)........................................   83,164     --
  Accounts and notes receivable, less allowance for doubtful
   accounts of $550 in 1999 and $576 in 1998..................   17,088  12,141
  Inventories, net (note 3)...................................   11,083   9,906
  Prepaid expenses............................................      475     476
  Deferred income taxes (note 10).............................      244      85
                                                               -------- -------
    Total current assets......................................  134,338  24,384

Property, plant and equipment, net (note 4)...................    3,168   5,112
Long term investments (note 2)................................   32,216     --
Other assets (note 10)........................................      269     661
                                                               -------- -------
                                                               $169,991 $30,157
                                                               ======== =======

             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------

Current liabilities:
  Accounts payable............................................ $ 11,395 $ 6,909
  Accrued liabilities (note 5)................................    4,096   4,105
  Accrued consolidation charges...............................      195   3,173
  Income taxes payable and other current liabilities (note
   10)........................................................      358     212
                                                               -------- -------
    Total current liabilities.................................   16,044  14,399
Deferred income taxes and other liabilities (note 10).........    2,054   2,152
                                                               -------- -------
                                                                 18,098  16,551
                                                               -------- -------

Commitments and contingencies (note 8)

Stockholders' equity (note 9):
  Preferred stock, $0.01 par value; 1,000,000 shares
   authorized (150,000 shares designated as Series A Junior
   Participating Preferred Stock); none issued and outstanding      --      --
  Common stock, $0.20 par value; 20,000,000 shares authorized;
   16,966,944 and 12,266,644 issued and outstanding in 1999
   and 1998, respectively                                         3,393   2,453
  Additional paid-in capital..................................  138,300   6,218
  Retained earnings...........................................   10,200   4,935
                                                               -------- -------
    Total stockholders' equity................................  151,893  13,606
                                                               -------- -------
                                                               $169,991 $30,157
                                                               ======== =======

          See accompanying notes to consolidated financial statements.

                      EMULEX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           Years Ended June 27, 1999, June 28, 1998 and June 29, 1997
                     (in thousands, except per share data)

                                                   1999      1998      1997
                                                  -------  ---------  -------
Net revenues (note 11)........................... $68,485  $  59,485  $64,763
                                                  -------  ---------  -------

Cost of sales....................................  40,138     34,913   40,205
Cost of sales--inventory charges related to
 consolidation...................................   1,304      5,314      --
                                                  -------  ---------  -------
  Total cost of sales............................  41,442     40,227   40,205
                                                  -------  ---------  -------
    Gross profit.................................  27,043     19,258   24,558
                                                  -------  ---------  -------

Operating expenses:
  Engineering and development....................  11,766     11,270   10,063
  Selling and marketing..........................   6,953      7,589    7,637
  General and administrative.....................   4,279      4,207    4,586
  Consolidation charges, net.....................    (987)     7,231    1,280
                                                  -------  ---------  -------
    Total operating expenses.....................  22,011     30,297   23,566
                                                  -------  ---------  -------

Operating income (loss)..........................   5,032    (11,039)     992

Nonoperating income (note 12)....................     480        113       71
                                                  -------  ---------  -------

Income (loss) before income taxes................   5,512    (10,926)   1,063

Income tax provision (benefit) (note 10).........     247        (88)    (506)
                                                  -------  ---------  -------

Net income (loss)................................ $ 5,265  $ (10,838) $ 1,569
                                                  =======  =========  =======

Net income (loss) per share (note 13):
  Basic.......................................... $  0.42  $   (0.89) $  0.13
                                                  =======  =========  =======
  Diluted........................................ $  0.37  $   (0.89) $  0.12
                                                  =======  =========  =======

Number of shares used in per share computations
 (note 13):
  Basic..........................................  12,685     12,243   12,088
                                                  =======  =========  =======
  Diluted........................................  14,131     12,243   12,588
                                                  =======  =========  =======


          See accompanying notes to consolidated financial statements.

                      EMULEX CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          Years ended June 27, 1999, June 28, 1998, and June 29, 1997
                       (in thousands, except share data)

                              Common Stock    Additional               Total
                            -----------------  Paid-In   Retained  Stockholders'
                              Shares   Amount  Capital   Earnings     Equity
                            ---------- ------ ---------- --------  -------------
Balance at June 30, 1996... 11,986,806 $2,397  $  5,429  $14,204     $ 22,030

  Exercise of stock options
   (note 9)................    214,286     43       634      --           677
  Net income...............        --     --        --     1,569        1,569
                            ---------- ------  --------  -------     --------

Balance at June 29, 1997... 12,201,092  2,440     6,063   15,773       24,276

  Exercise of stock options
   (note 9)................     65,552     13       155      --           168
  Net loss.................        --     --        --   (10,838)     (10,838)
                            ---------- ------  --------  -------     --------

Balance at June 28, 1998... 12,266,644  2,453     6,218    4,935       13,606

  Stock offering (note 9)..  4,630,000    926   131,912      --       132,838
  Exercise of stock
   options, net of 422
   shares retired (note
   9)......................     70,300     14       170      --           184
  Net income...............        --     --        --     5,265        5,265
                            ---------- ------  --------  -------     --------
Balance at June 27, 1999... 16,966,944 $3,393  $138,300  $10,200     $151,893
                            ========== ======  ========  =======     ========




          See accompanying notes to consolidated financial statements.

                      EMULEX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           Years Ended June 27, 1999, June 28, 1998 and June 29, 1997
                                 (in thousands)

                                                    1999       1998     1997
                                                  ---------  --------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)............................... $   5,265  $(10,838) $ 1,569
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation and amortization..................     1,648     2,347    2,616
  Impairment of property, plant and equipment....       --      1,022      --
  Impairment of intangibles......................       125       --       --
  Loss (gain) on disposal of property, plant and
   equipment.....................................      (750)       51       55
  Provision for doubtful accounts................        86       190      131
 Changes in assets and liabilities:
  Accounts receivable............................    (5,033)    2,454   (1,923)
  Inventories....................................    (1,177)    2,807    1,958
  Prepaid expenses...............................         1     1,278      138
  Income taxes receivable........................       --        280      108
  Accounts payable...............................     4,486     2,615   (4,405)
  Accrued liabilities............................        (9)   (1,985)     278
  Accrued consolidation charges..................    (2,978)    3,143       (4)
  Deferred revenue...............................       --         (6)       6
  Income taxes payable...........................       215       136      --
  Deferred income taxes..........................       --       (380)      15
  Other assets...................................        17         2      (10)
                                                  ---------  --------  -------
   Net cash provided by operating activities.....     1,896     3,116      532
                                                  ---------  --------  -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net proceeds from sale of property, plant and
  equipment......................................     2,999        21       62
 Additions to property, plant and equipment......    (1,953)   (1,592)  (2,161)
 Purchases of investments........................  (115,380)      --       --
 Additions to intangibles........................       --       (300)     --
                                                  ---------  --------  -------
   Net cash used in investing activities.........  (114,334)   (1,871)  (2,099)
                                                  ---------  --------  -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments under capital leases.........       (76)     (121)    (261)
 Net proceeds from issuance of common stock under
  stock option plans.............................       184       168      677
 Net proceeds from stock offering................   132,838       --       --
                                                  ---------  --------  -------
   Net cash provided by financing activities.....   132,946        47      416
                                                  ---------  --------  -------

Net increase (decrease) in cash and cash
 equivalents.....................................    20,508     1,292   (1,151)
Cash and cash equivalents at beginning of year...     1,776       484    1,635
                                                  ---------  --------  -------

Cash and cash equivalents at end of year......... $  22,284  $  1,776  $   484
                                                  =========  ========  =======


SUPPLEMENTAL DISCLOSURES:
 Cash paid during the year for:
  Interest....................................... $      60  $    169  $   184
  Income taxes...................................        53        64       53

          See accompanying notes to consolidated financial statements.

                      EMULEX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 June 2, 1999, June 28, 1998 and June 29, 1997
            (dollars in thousands, except share and per share data)

Note 1 Summary of Significant Accounting Policies

 Principles of Consolidation

  The consolidated financial statements include the accounts of Emulex Corporation, a Delaware corporation, and its wholly-owned subsidiaries (collectively, the "Company" or "Emulex"). All significant intercompany balances and transactions have been eliminated in consolidation.

 Fiscal Year

  The Company's fiscal year ends on the Sunday nearest June 30. Fiscal years 1999, 1998 and 1997 each comprised 52 weeks.

 Reclassifications

  Certain reclassifications have been made to the 1998 and 1997 consolidated financial statements to conform to the 1999 presentation.

 Common Stock Split

  On August 30, 1999, the Company completed a two-for-one stock split, effected in the form of a stock dividend of one share of Emulex Common Stock for each share of common stock outstanding to stockholders of record on August 16, 1999. All share, per share and related data presented in the consolidated financial statements and footnotes has been retroactively adjusted to reflect this stock split. As the par value of the Company's common stock remained at $0.20 per share, all periods presented reflect a reclass from additional paid-in capital to common stock.

 Consolidation Charges

  Fiscal 1998 and 1999

  On March 25, 1998, the Company announced plans to outsource the manufacturing of its product lines to K*TEC Electronics, a division of Kent Electronics Corporation. The Company made this strategic decision in an attempt to reduce required future capital expenditures and production costs, as well as to take advantage of K*TEC Electronics' consolidated purchasing power and materials management capabilities. This decision resulted in, among other things, the closing of the Company's Puerto Rico manufacturing subsidiary, streamlining the Company's product offerings of some of its more mature, lower volume products (primarily in the Company's network access products), and closing selected sales offices. In conjunction with this decision, during fiscal year 1998, the Company recorded consolidation charges of $7,231 and inventory charges related to consolidation of $5,314 for incremental inventory reserves related to ongoing product life-cycle transitions and the streamlining of the Company's product offerings. The $7,231 of consolidation charges included approximately $3,010 for severance and related costs, $1,022 for impairment of certain property, plant and equipment, $1,360 primarily due to reductions in prepaid royalties and other expenses, $225 for equipment and office leases, $631 for payroll and related costs for Puerto Rico employees and other directly-related costs to complete the closure of the facility after operations had ceased, $325 for legal, tax and accounting advice directly related to the closure of the Puerto Rico facility and $658 of directly-related costs incurred primarily at the corporate level to facilitate the closure of the Puerto Rico facility (travel, labor, and other outside services). The Company anticipated a worldwide reduction of approximately 130 full-time employees, or 48 percent of the workforce, and 45 temporary workers in Puerto Rico. The majority of the headcount reduction were in the manufacturing area; however, selected reductions were also made in other areas related to the streamlining of product offerings.

                      EMULEX CORPORATION AND SUBSIDIARIES

                June 27, 1999, June 28, 1998 and June 29, 1997
            (dollars in thousands, except share and per share data)

  The $1,022 impairment to property, plant and equipment reflected the assets to be disposed of at fair value less costs to sell, based on a combination of management judgement and outside appraisal. Included in property, plant and equipment at March 29, 1998 was $2,347 of assets to be disposed of. At June 28, 1998, the Company had ceased operations at the Puerto Rico facility. Through that time, these assets continued to be depreciated. At June 28, 1998, the remaining assets related to the restructuring consisted of land, buildings and improvements of $1,683, production and test equipment of $588 and furniture and fixtures of $55. After these assets were taken from use, the assets were promptly disposed of, except for the production equipment and the building and land which were held for sale. During the limited time these assets were held for sale, no depreciation was recognized because their carrying value was at fair value less costs to sell. The production equipment was sold in September 1998. The land and buildings were sold in October 1998.

  As of June 28, 1998, actions to complete this consolidation plan were still in process. The remaining consolidation accrual as of June 28, 1998 of $3,173 consisted of approximately $1,661 for severance and related costs, $155 for equipment and office leases, $631 for payroll and related costs for Puerto Rico employees and other directly-related costs to complete the closure of the facility after operations had ceased, and other costs substantially incurred by June 28, 1998 including $249 for legal, tax and accounting advice directly related to the closure of Puerto Rico facility, and $477 for directly-related costs incurred primarily at the corporate level to facilitate the closure of the Puerto Rico facility (travel, labor, and other outside services). At June 28, 1998, the Company's work force still included 45 of the 130 employees discussed above.

  During the quarter ended December 27, 1998, the Company sold the land and buildings at its former manufacturing facility in Puerto Rico for net proceeds of $2,447, which resulted in a gain of $777. No impairment had previously been recognized related to the land and buildings. Additionally, as the Company essentially completed this consolidation plan including all remaining headcount reductions, the Company recognized additional inventory charges related to consolidation of $1,304 related to the streamlining of the Company's products and a reduction in other accrued consolidation charges of $210 recorded in operating expenses in 1999. When the initial consolidation charge was taken, management of the Company believed this inventory would be sold at positive margins. However, as the Company neared the closure of the manufacturing facility, it determined this inventory was no longer saleable and these additional reductions in inventory were recorded. As of June 27, 1999, this consolidation plan was substantially complete, and the remaining consolidation accrual of $195 is primarily for remaining severance and related payments to be made over the next four months.

 Fiscal 1997

  During the first quarter of fiscal 1997, the Company initiated a consolidation of its operations to reduce its ongoing expense base and focus its activities on the Company's fibre channel and traditional networking markets, which include printer server and wide area networking products. Emulex's remote access and host software business, previously headquarted out of a Bellevue, Washington facility, was relocated to Emulex headquarters in Costa Mesa, California. In addition, the Company downsized its Pacific Rim sales organization and also made selected reductions at its manufacturing plant in Dorado, Puerto Rico and at its corporate headquarters. The Company recognized consolidation charges of $1,280 in fiscal 1997.

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

                      EMULEX CORPORATION AND SUBSIDIARIES

                June 27, 1999, June 28, 1998 and June 29, 1997
            (dollars in thousands, except share and per share data)

 Foreign Currency Translation

  The Company has designated the U.S. dollar as its functional currency. Accordingly, monetary assets and liabilities denominated in foreign currencies are remeasured into the U.S. dollar at the exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into the U.S. dollar at the appropriate historical exchange rates. Income and expense amounts denominated in foreign currencies are remeasured into the U.S. dollar at the average exchange rates during the period, except for expense items related to non-monetary accounts, which are remeasured at the appropriate historical exchange rates. Net foreign exchange gains and losses are included in other nonoperating income in the period incurred (see note 12).

 Cash Equivalents

  All highly liquid debt instruments with original maturities of three months or less are considered to be cash equivalents.

 Investments

  The Company determines the appropriate balance sheet classification of its investments in debt securities based on maturity date at the time of purchase and evaluates the classifications at each balance sheet date. Debt securities are classified as held to maturity as the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity value. Such amortization and interest are included in interest income. The Company's investments in debt securities are diversified among high credit quality securities in accordance with the Company's investment policy.

 Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or net realizable value.

 Property, Plant and Equipment

  Property, plant and equipment are stated at cost, and depreciation and amortization are provided on the straight-line method over estimated useful lives of two to ten years.

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

 Intangible Assets

  Capitalized software development costs can consist of costs to purchase software to be used within the Company's products and costs to develop software internally. Capitalization of purchased software occurs only

                      EMULEX CORPORATION AND SUBSIDIARIES

                June 27, 1999, June 28, 1998 and June 29, 1997
            (dollars in thousands, except share and per share data) if technological feasibility has been established through completion of product design, working model and testing. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require judgment by management with respect to certain external factors, including but not limited to, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. Purchased software costs of $300 were capitalized in 1998. No purchased software costs were capitalized in 1999 or 1997. No internally-developed software costs were capitalized in 1999, 1998 or 1997. As a result of an announcement made by a competitor during the quarter ended June 17, 1999, the Company has altered some developmental plans which rendered $125 of capitalized purchase software costs unusable. Consequently, the Company recognized impairment of $125 in cost of sales during the quarter ended June 27, 1999. As of June 27, 1999, the unamortized cost of capitalized purchased software included in other assets was $175. These intangible assets will be amortized over their estimated useful lives.

  Further, Statement 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," requires that at each balance sheet date the unamortized costs of a computer software product be compared to the net realizable value of that product. The amount by which the unamortized costs exceed the net realizable value of a product is to be written off.

 Revenue Recognition

  The Company recognizes revenue at the time of shipment. The Company has agreements with certain of its distributors and Master Value Added Resellers ("VARs") to provide price protection and stock rotation privileges with respect to inventories which the distributors may have on hand when the Company's published list prices are reduced and/or when items are slow moving. These agreements may be terminated upon written notice by either party. Pursuant to the Company's contractual obligations under these agreements, or in the event of termination, the Company may be obligated to issue credits to provide price protection and/or to repurchase a certain portion of a distributor's or VAR's inventory. The Company records a reserve for estimated price protection and inventory repurchase when the related revenue is recognized. The Company provides a warranty of between two and five years on all products and provides a reserve for warranty costs at the time of shipment based on actual historic experience.

 Net Income (Loss) per Share

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

 Accounting for Stock Options

  Prior to July 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and

                      EMULEX CORPORATION AND SUBSIDIARIES

                June 27, 1999, June 28, 1998 and June 29, 1997
            (dollars in thousands, except share and per share data) related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On July 1, 1996, the Company adopted Statement 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, Statement 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma net income per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair-value-based method defined in Statement 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of Statement 123 (see note 9).

 Fair Value of Financial Instruments

  The Company applies the provisions of Statement 107, "Disclosures about Fair Value of Financial Instruments." Statement 107 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. Statement 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 27, 1999, and June 28, 1998, management believes the fair value of all financial instruments approximated carrying value.

 Concentration of Credit Risk

  The Company sells its products to original equipment manufactures and distributors throughout the world; however, sales in the United States and Europe currently account for 95 percent of the Company's net revenues, and the Company expects for the foreseeable future will account for the substantial majority of the Company's revenues. Sales to customers are denominated in U.S. dollars. Consequently, the Company believes its foreign currency risk in minimal. The Company performs ongoing credit evaluations of its customers' financial condition and, generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts. Historically, the Company has not experienced significant losses on accounts receivable.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a number of estimates and assumptions relating to the reporting of assets and liabilities. Actual results could differ from these estimates.

 Research and Development

  Research and development costs, including costs related to the development of new products and process technology, are expensed as incurred.

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

                      EMULEX CORPORATION AND SUBSIDIARIES

                June 27, 1999, June 28, 1998 and June 29, 1997
            (dollars in thousands, except share and per share data)

 Comprehensive Income

  As of June 29, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for reporting and displaying of comprehensive income and its components; however, the adoption of Statement 130 had no impact on the Company's consolidated financial statements as of the Company had no transactions that would be considered other comprehensive income.

 Segment Information

  In June 1997, the Financial Accounting Standards Board (FASB) issued Statement 131, "Disclosures about Segments of an Enterprise and Related Information." Statement 131 supersedes Statement 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach is based on the method by which management organizes its operating segments within the enterprise. Operating segments, as defined by Statement 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Chief Operating Decision Maker in deciding how to allocate resources and in assessing performance. Statement 131 also requires disclosures about products and services, geographic areas, and major customers. The Company operates in one operating segment, networking products, for purposes of Statement 131.

Note 2 Investments

  The Company's portfolio of investments consists of the following:

                                                                         1999
                                                                       --------
   Money market funds................................................. $ 22,284
   Commercial paper...................................................   83,164
   U.S. Government and Agencies securities............................   32,216
                                                                       --------
                                                                       $137,664
                                                                       ========

  At June 27, 1999, the net unrealized holding gains and losses on investments were immaterial. Investments at June 27, 1999 were classified as shown below:

                                                                         1999
                                                                       --------
   Cash equivalents................................................... $ 22,284
   Short-term investments.............................................   83,164
   Long-term investments (with maturities from 1 to 2 years)..........   32,216
                                                                       --------
                                                                       $137,664
                                                                       ========

Note 3 Inventories

  Components of property, plant and equipment, net, are as follows:

                                                                  1999    1998
                                                                 ------- -------
   Raw materials................................................ $   805 $ 3,926
   Work-in-process..............................................     --      273
   Finished goods...............................................  10,278   5,707
                                                                 ------- -------
                                                                 $11,083 $ 9,906
                                                                 ======= =======

                      EMULEX CORPORATION AND SUBSIDIARIES

                June 27, 1999, June 28, 1998 and June 29, 1997
            (dollars in thousands, except share and per share data)
Note 4 Property, Plant and Equipment

  Components of property, plant and equipment, net, are as follows:

                                                               1999      1998
                                                              -------  --------
   Land...................................................... $   --    $   531
   Buildings.................................................     --      2,036
   Production and test equipment.............................   8,137    14,004
   Furniture and fixtures....................................   4,180     4,601
   Leasehold improvements....................................     396       336
   Other equipment...........................................      22        80
                                                              -------  --------
                                                               12,735    21,588
   Less accumulated depreciation and amortization............  (9,567)  (16,476)
                                                              =======  ========
                                                              $ 3,168  $  5,112
                                                              =======  ========

Note 5 Accrued Liabilities

  Components of accrued liabilities are as follows:

                                                                   1999   1998
                                                                  ------ ------
   Payroll and related costs..................................... $1,849 $1,904
   Warranty and related reserves.................................    868  1,051
   Unearned revenue..............................................    951    291
   Other.........................................................    428    859
                                                                  ------ ------
                                                                  $4,096 $4,105
                                                                  ====== ======

Note 6 Employee Retirement Savings Plan

  The Company has a pretax savings and profit sharing plan under Section 401(k) of the Internal Revenue Code for substantially all domestic employees. Under the plan, eligible employees are able to contribute up to 15 percent of their compensation not to exceed the maximum IRS deferral amount. Company discretionary contributions match up to 3 percent of a participant's compensation. The Company's contributions under this plan were $287, $270 and $271 in 1999, 1998 and 1997, respectively.

  The Company had a similar plan for all employees in the Company's Puerto Rico facility under Section 165(e) of the Internal Revenue Code. This plan was terminated as a part of the Company's closure of its Puerto Rico manufacturing subsidiary completed during 1999. Under this plan, eligible employees were able to contribute up to 10 percent of their compensation not to exceed the maximum IRS deferral amount. Company discretionary contributions matched up to 3 percent of a participant's compensation. The Company's contributions under this plan were $25, $116 and $86 for 1999, 1998 and 1997, respectively.

Note 7 Line of Credit

  The Company has a $10,000 bank line of credit with Silicon Valley Bank which expires in January 2000. The agreement allows the Company to borrow at the bank's prime rate (7.75 percent at June 27, 1999) plus one half percent. During 1998, but not 1999, the Company utilized this line of credit. However, there were no borrowings outstanding under this line at June 28, 1998. The bank line of credit requires the Company to satisfy certain financial and other covenants and conditions, including prescribed levels of tangible net worth, profitability and liquidity, and prohibits, among other things, the payment of cash dividends. At June 27, 1999, the Company was in compliance with all such covenants.

                      EMULEX CORPORATION AND SUBSIDIARIES

                 June 27, 1999, June 28, 1998 and June 29, 1997
            (dollars in thousands, except share and per share data)

Note 8 Commitments and Contingencies

 Leases

  The Company leases certain facilities and equipment under long-term noncancelable operating lease agreements which expire at various dates through 2003. Rent expense for the Company under operating leases, including month-to-month rentals, totaled $840, $1,038 and $1,200 in 1999, 1998 and 1997, respectively.

  Future minimum noncancelable lease commitments are as follows:

                                                                       Operating
                                                                        Leases
                                                                       ---------
   Fiscal year:
     2000.............................................................  $  682
     2001.............................................................     635
     2002.............................................................     136
     2003.............................................................      23
                                                                        ------
   Total minimum lease payments.......................................  $1,476
                                                                        ======

                      EMULEX CORPORATION AND SUBSIDIARIES

                June 27, 1999, June 28, 1998 and June 29, 1997
            (dollars in thousands, except share and per share data)

 Litigation

  The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Note 9 Stockholders' Equity

 Common Stock Split

  On August 30, 1999, the Company completed a two-for-one stock split, effected in the form of a stock dividend of one share of Emulex Common Stock for each share of common stock outstanding to stockholders of record on August 16, 1999. All share, per share and related data presented in the consolidated financial statements and footnotes has been retroactively adjusted to reflect this stock split. As the par value of the Company's common stock remained at $0.20 per share, all periods presented reflect a reclass from additional paid-in capital to common stock.

 Stock Offering

  In the quarter ended June 27, 1999, the Company completed a secondary offering of 4,630,000 shares of the Company's common stock at a price of $30.50 per share. The Company received proceeds of $132,838, net of underwriter's discount and expenses of $8,377.

 Stock Option Plans

  Under the Company's Employee Stock Option Plan (the "Plan"), the exercise price of options granted will not be less than the fair market value at the date of grant. The total number of shares of common stock available for grant under the Plan is 5,560,000. Unless otherwise provided by the Board of Directors or a committee of the Board administering the Plan, each option granted under the Plan becomes exercisable at the rate of 25 percent one year after the date of grant with an additional 6.25 percent becoming exercisable each three-month interval thereafter.

  On July 6, 1998, the Company's Board of Directors approved a repricing of outstanding stock options granted under the Emulex Corporation Employee Stock Option Plan. Employees were able, at their discretion, to reprice outstanding options with a current option price per share in excess of $3.00 to an exercise price of $3.00 per share which was the market value on July 6, 1998. Stock options totaling 1,085,748 shares were repriced. These shares are included in the amounts granted and canceled during 1999 in the table below. The vesting schedule of the options which were repriced remained unchanged; however, no options which have been repriced may be exercised for a period of 12 months, or until July 6, 1999, regardless of prior vesting. This repricing specifically excluded all options held by Paul F. Folino, the Company's chief executive officer. Furthermore, this repricing did not apply to any shares issued under the Director Plan.

  On October 9, 1997, the Company's Board of Directors adopted the Emulex Corporation 1997 Stock Option Plan for Non-Employee Directors (the "Director Plan") which allows for a maximum of 200,000 shares of common stock. The Director Plan provides that an option to purchase 30,000 shares of common stock of the Company will be granted to each non-employee director of the Company upon the first date that such director becomes eligible to participate. These options shall be exercisable as to one-third of the shares on each anniversary of the grant if the director is still a director of the Company. In addition, on each yearly anniversary

                      EMULEX CORPORATION AND SUBSIDIARIES

                June 27, 1999, June 28, 1998 and June 29, 1997
            (dollars in thousands, except share and per share data) of the date of the initial grant, each eligible director shall automatically be granted an additional option to purchase 10,000 shares of common stock. These options shall be exercisable as to one-half of the shares on the six month anniversary, one quarter on the nine month anniversary and one quarter on the year anniversary of the grant date. Options granted under the Director Plan are non-qualified stock options. The exercise price per option granted will not be less than the fair market value at the date of grant. No option granted under the Director Plan shall be exercisable after the expiration of the earlier of (i) ten years following the date the option is granted or (ii) one year following the date the optionee ceases to be a director of the Company for any reason. Options to purchase 40,000 shares and 120,000 shares were granted under the Director Plan in 1999 and 1998, respectively.

  Following is a summary of stock option transactions for 1997, 1998 and 1999:

                                                                    Weighted
                                                    Number of   average exercise
                                                      Shares    price per share
                                                    ----------  ----------------
   Options outstanding at June 30, 1996............  1,602,396       $5.75
     Granted.......................................    411,500        7.93
     Exercised.....................................   (214,286)       3.16
     Canceled......................................   (322,658)       6.98
                                                    ----------
   Options outstanding at June 29, 1997............  1,476,952        6.47
     Granted.......................................    609,382        7.23
     Exercised.....................................    (65,552)       2.56
     Canceled......................................   (102,700)       8.76
                                                    ----------
   Options outstanding at June 28, 1998............  1,918,082        6.72
     Granted.......................................  1,492,748        5.99
     Exercised.....................................    (70,722)       2.81
     Canceled...................................... (1,243,918)       7.55
                                                    ----------
   Options outstanding at June 27, 1999............  2,096,190        5.84
                                                    ==========

  As of June 27, 1999, June 28, 1998 and June 29, 1997, the number of options exercisable was 559,000, 953,922 and 702,116, respectively, and the weighted average exercise price of those options was $4.85, $5.81 and $4.83, respectively.

                                    Options Outstanding        Options Exercisable
                              -------------------------------- --------------------
                                          Weighted  Weighted               Weighted
                                          average    average               average
                              Outstanding exercise  remaining  Exercisable exercise
                                 as of     price   contractual    as of     price
                               June 27,     per       life      June 27,     per
   Range of Exercise Prices      1999      option    (years)      1999      option
   ------------------------   ----------- -------- ----------- ----------- --------
   $ 1.60 to $ 2.81........      280,162   $ 2.12     3.58       280,162    $ 2.12
   $ 3.00 to $ 3.00........    1,013,750   $ 3.00     7.25           --     $  --
   $ 3.31 to $ 8.13........      528,978   $ 6.43     7.85       202,590    $ 6.07
   $10.88 to $18.50........      216,900   $13.65     8.55        76,248    $11.65
   $39.75 to $39.75........       56,400   $39.75     9.93           --     $  --
                               ---------                         -------
   $ 1.60 to $39.75........    2,096,190   $ 5.84     7.12       559,000    $ 4.85
                               =========                         =======

                      EMULEX CORPORATION AND SUBSIDIARIES

                June 27, 1999, June 28, 1998 and June 29, 1997
            (dollars in thousands, except share and per share data)

  The Company applies APB Opinon No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company's net income (loss) would have been reduced to the pro forma amounts indicated below:

                                                         1999    1998     1997
                                                        ------ --------  ------
   Net income (loss) as reported....................... $5,265 $(10,838) $1,569
   Assumed stock compensation cost.....................  2,399    1,417     882
                                                        ------ --------  ------
     Pro forma net income (loss)....................... $2,866 $(12,255) $  687
                                                        ====== ========  ======
   Diluted net income (loss) per share as reported..... $ 0.37 $  (0.89) $ 0.12
     Pro forma diluted net income (loss) per share..... $ 0.20 $  (1.00) $ 0.05
                                                        ====== ========  ======

  Pro forma net income (loss) reflects options granted in 1999, 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under Statement 123 is not reflected in the pro forma net income
(loss) amounts presented above for all periods presented because compensation cost is reflected over the options' vesting period of up to four years and compensation cost for options granted prior to July 3, 1995 is not considered.

  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                            1999   1998   1997
                                                            -----  -----  -----
   Risk-free interest rate.................................   5.1%   5.7%   6.3%
   Stock volatility........................................  70.8%  64.4%  66.1%
   Dividend yield..........................................   0.0%   0.0%   0.0%
   Average expected lives (years)..........................   2.3    3.2    3.6
   Weighted-average fair value per option granted.......... $2.77  $3.52  $4.09

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

 Shareholder Rights Plan

  The Company has a Shareholder Rights Plan that provides for Preferred Stock Purchase Rights ("Rights") that attach to and transfer with each share of common stock. When the Rights become exercisable, each Right entitles the holder to purchase from the Company one unit consisting of 1/100 of a share of Series A Junior Participating Preferred Stock for $300 per unit, subject to adjustment. The Rights become exercisable if (i) a person or group ("Acquiring Person") has acquired, or obtained the right to acquire, 20 percent or more of the outstanding shares of common stock, (ii) a person becomes the beneficial owner of 30 percent or more of the outstanding shares of common stock, (iii) an Acquiring Person engages in one or more "self-dealing" transactions with the Company or (iv) an event occurs which results in an Acquiring Person's ownership interest being increased by more than 1 percent. Upon exercise and payment of the purchase price for the Rights, the

                      EMULEX CORPORATION AND SUBSIDIARIES

                June 27, 1999, June 28, 1998 and June 29, 1997
            (dollars in thousands, except share and per share data)
Rights holder (other than an Acquiring Person) will have the right to receive Company common stock (or, in certain circumstances, cash, property or other securities of the Company) equal to two times the purchase price. The Company is entitled to redeem the Rights at any time prior to the expiration of the Rights in January 2009, or 10 days following the time that a person has acquired beneficial ownership of 20 percent or more of the shares of common stock then outstanding. The Company is entitled to redeem the Rights in whole, but not in part, at a price of $0.01 per Right, subject to adjustment.

Note 10 Income Taxes

  The components of income tax expense (benefit) are as follows:

                                                               1999 1998  1997
                                                               ---- ----  -----
   Federal:
     Current.................................................. $187 $291  $(506)
     Deferred.................................................  --  (380)   --
   State:
     Current..................................................   59  --     --
     Deferred.................................................  --   --     --
   Foreign and Puerto Rico:
     Current..................................................    1    1    --
     Deferred.................................................  --   --     --
                                                               ---- ----  -----
                                                               $247 $(88) $(506)
                                                               ==== ====  =====

  Income (loss) before income taxes consists of the following:

                                                        1999     1998     1997
                                                       ------  --------  -------
   *Domestic.......................................... $5,647  $(10,991) $   713
    Foreign...........................................   (135)       65      350
                                                       ------  --------  -------
       Total.......................................... $5,512  $(10,926) $ 1,063
                                                       ======  ========  =======

--------
* Domestic income (loss) includes the Company's Puerto Rico and Barbados operations.

                      EMULEX CORPORATION AND SUBSIDIARIES

                June 27, 1999, June 28, 1998 and June 29, 1997
            (dollars in thousands, except share and per share data)

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                             1999      1998
                                                           --------  --------
    Deferred tax assets:
     Capitalization of inventory costs.................... $     --  $     44
     Accelerated depreciation.............................      160       123
     Reserves not currently deductible....................      839       830
     Provisions for discontinued operations and
      consolidation charges...............................      351     1,249
     Net operating loss carryforwards.....................   11,647    12,504
     Business credit carryforwards........................    4,154     4,036
     Alternative minimum tax credit carryforwards.........    1,185     1,185
                                                           --------  --------
       Total gross deferred tax assets....................   18,336    19,971
       Less valuation allowance...........................  (16,566)  (18,150)
                                                           --------  --------
       Net deferred tax assets............................    1,770     1,821
                                                           --------  --------
    Deferred tax liabilities:
     Capitalization of inventory costs....................       21       --
     Various state taxes..................................      689       783
     Other................................................    2,870     2,933
                                                           --------  --------
       Total gross deferred tax liabilities...............    3,580     3,716
                                                           --------  --------
       Net deferred tax liabilities....................... $  1,810  $  1,895
                                                           ========  ========

  Based on the Company's historical and anticipated future pre-tax results of operations, management believes it is more likely than not that the Company will realize the benefit of the net deferred tax assets existing as of June 27, 1999. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement earnings from operations to fully realize recorded tax benefits.

  Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of June 27, 1999 will be allocated as follows:

   Income tax benefit that would be reported in the consolidated statements of operations......................................... $15,389
   Additional paid-in capital........................................   1,177
                                                                      -------
                                                                      $16,566
                                                                      =======

                      EMULEX CORPORATION AND SUBSIDIARIES

                June 27, 1999, June 28, 1998 and June 29, 1997
            (dollars in thousands, except share and per share data)

  The effective income tax expense (benefit) on pretax income (loss) differs from expected federal income tax for the following reasons:

                                                        1999    1998     1997
                                                       ------  -------  ------
  Expected income tax (benefit) at 34 percent......... $1,874  $(3,715) $  361
  State income tax, net of federal tax benefit........     91      (20)     38
  Net increase (decrease) in tax as a result of Emulex
   Caribe, Inc. and foreign income taxed at a rate
   different from U.S. statutory rate.................     33    2,586    (175)
  Change in beginning-of-the-year balance of the
   valuation allowance for deferred tax assets
   allocated to income tax expense (benefit).......... (1,584)     753     267
  (Recovery) expense pursuant to tax sharing agreement
   with QLogic Corporation............................     50     (188)   (612)
  Other, net..........................................   (217)     496    (385)
                                                       ------  -------  ------
                                                       $  247  $   (88) $ (506)
                                                       ======  =======  ======

  During 1999, the Company made a tax payment of $50 related to a tax sharing agreement with QLogic Corporation, a former subsidiary of the Company. In 1998 and 1997, the Company received an income tax benefit in the amount of $188 and $612, respectively, related to recoveries under the tax sharing agreement.

  At June 27, 1999, the Company had net operating loss carryforwards for federal income tax purposes of $34,493 which are available to offset future federal taxable income through 2014 and $3,334 for state purposes available through 2004. The Company has business credit carryforwards for federal purposes of approximately $2,500 which are available to reduce federal income taxes through 2014. In addition, the Company has alternative minimum tax credit carryforwards of approximately $1,185 which are available to reduce future federal regular income taxes over an indefinite period. The Company also has approximately $1,654 of research and experimentation credit carryforwards for state purposes available through 2014.

  During fiscal year 1999, the Company received a favorable response to the Ruling Request submitted to the Secretary of the Treasury of Puerto Rico. The liquidation of the Company's subsidiary, Emulex Caribe, during 1998 was structured to qualify for tax-free liquidation treatment under the provisions of both the U.S. and Puerto Rico Internal Revenue Codes. Through its response to the Ruling Request, the Secretary of the Treasury of Puerto Rico has agreed that neither Emulex Corporation nor Emulex Caribe will recognize a gain or loss as a result of the liquidation.

  The Company also received approval of the Closing Agreement submitted to the Secretary of the Treasury of Puerto Rico. The Secretary agreed to the Company's calculation of the amount of tollgate tax resulting from the deemed distribution from Emulex Caribe to the Company as a result of the liquidation.

  The Company is currently undergoing an examination by the California Franchise Tax Board of the Company's California income tax returns for years 1989, 1990 and 1991. Additionally, Emulex Caribe, the Company's former subsidiary, is undergoing examination by the Internal Revenue Service of its 1995 tax return. In the opinion of management, these examinations will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

                      EMULEX CORPORATION AND SUBSIDIARIES

                June 27, 1999, June 28, 1998 and June 29, 1997
            (dollars in thousands, except share and per share data)

Note 11 Revenue by Product Families, Geographic Area and Significant Customers

  Revenues by Product Families:

  The Company designs and markets two major distinct product families within one industry segment: high-speed fibre channel products and the Company's traditional networking and other products which consist primarily of printer servers and network access products.

                                                         1999    1998    1997
                                                        ------- ------- -------
Net revenues:
  Fibre channel........................................ $38,693 $18,944 $11,521
  Traditional networking and other:
   Printer servers.....................................  17,003  23,963  28,428
   Network access......................................  12,125  15,506  22,479
   Other...............................................     664   1,072   2,335
                                                        ------- ------- -------
    Total traditional networking and other.............  29,792  40,541  53,242
                                                        ------- ------- -------
    Total net revenues................................. $68,485 $59,485 $64,763
                                                        ======= ======= =======


  Revenues by Geographic Area:

  The Company's net revenues by geographic area based on bill-to location are:

                                             1999         1998         1997
                                          -----------  -----------  -----------
   United States......................... $46,751  68% $38,773  65% $35,433  55%
   Europe................................  18,378  27%  15,627  26%  25,075  39%
   Pacific Rim Countries.................   3,356   5%   5,085   9%   4,255   6%
                                          ------- ---  ------- ---  ------- ---
                                          $68,485 100% $59,485 100% $64,763 100%
                                          ======= ===  ======= ===  ======= ===

  Significant Customers:

  The following table represents sales to customers accounting for greater than 10 percent of the Company's net revenues or customer accounts receivable accounting for greater than 10 percent of the Company's trade accounts receivable. Amounts not presented were less than 10 percent.

                                                                     Accounts
                                                   Net Revenues     Receivable
                                                  ----------------  -------------
                                                  1999  1998  1997  1999    1998
                                                  ----  ----  ----  -----   -----
   IBM Corporation...............................  19%   11%  --       20%     11%
   Compaq........................................  14%   --    --      26%     --
   Sequent Computers Systems.....................  --    12%   10%     --      --
   Reuters.......................................  --    --    13%     --      --
   Data General..................................  --    --    --      --      14%

  Emulex's operating results could be adversely affected if sales to one or more such customers significantly decline, or if any one of these customers develop alternative sources for the Company's products.

                      EMULEX CORPORATION AND SUBSIDIARIES

                June 27, 1999, June 28, 1998 and June 29, 1997
            (dollars in thousands, except share and per share data)

Note 12 Nonoperating Income

  Nonoperating income, net, is as follows:

                                                               1999  1998  1997
                                                               ----  ----  ----
   Interest income............................................ $670  $ 97  $267
   Interest expense...........................................  (72)  (94) (185)
   Foreign exchange...........................................  (17)   (8)   --
   Other...................................................... (101)  118   (11)
                                                               ----  ----  ----
                                                               $480  $113  $ 71
                                                               ====  ====  ====

Note 13 Net Income (Loss) per Share

  Effective December 28, 1997, the Company adopted Statement 128, "Earnings per Share." In accordance with Statement 128, primary net income per share has been replaced with basic net income per share and fully diluted net income per share has been replaced with diluted net income per share which includes potentially dilutive securities such as outstanding stock options. Prior periods have been restated to conform to Statement 128.

  Basic net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of outstanding stock options is reflected in diluted net income per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted net income
(loss) per share:

                                                      1999     1998     1997
                                                     ------- --------  -------
   Numerator:
     Net income (loss).............................. $ 5,265 $(10,838) $ 1,569
                                                     ======= ========  =======
   Denominator:
     Denominator for basic net income (loss) per
      share--weighted average shares outstanding....  12,685   12,243   12,088
     Effect of dilutive securities:
       Dilutive options outstanding.................   1,446      --       500
                                                     ------- --------  -------
     Denominator for diluted net income (loss) per
      share--adjusted weighted average shares.......  14,131   12,243   12,588
                                                     ======= ========  =======
   Basic net income (loss) per share................ $  0.42 $  (0.89) $  0.13
                                                     ======= ========  =======
   Diluted net income (loss) per share.............. $  0.37 $  (0.89) $  0.12
                                                     ======= ========  =======

                      EMULEX CORPORATION AND SUBSIDIARIES

                June 27, 1999, June 28, 1998 and June 29, 1997
            (dollars in thousands, except share and per share data)

  Options to purchase 103,100 shares of common stock outstanding at June 27, 1999, were not included in the computation of diluted earnings per share for the year then ended. Options to purchase 602,900 shares of common stock outstanding at June 29, 1997, were not included in the computation of diluted earnings per share for the year then ended. These options were excluded from the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares of $16.10 for the year ended June 27, 1999 and $8.10 for the year ended June 29, 1997, and therefore the effect would be antidilutive. As the Company recorded a net loss for the year ended June 28, 1998, all 1,918,082 outstanding stock options were excluded from the calculation of diluted loss per share, because the effect would have been antidilutive.

Note 14 Quarterly Financial Data (Unaudited)

  Selected quarterly financial data for 1999 and 1998 is as follows:

                                            Gross                    Diluted
                                    Net     profit      Net      earnings (loss)
                                  revenues   (1)   income (loss)   per share
                                  -------- ------- ------------  --------------
   1999:
     Fourth quarter.............. $20,453  $ 9,087   $  3,048        $0.20
     Third quarter...............  18,235    7,409      1,355         0.10
     Second quarter..............  15,746    5,465        440         0.03
     First quarter...............  14,051    5,082        422         0.03
                                  -------  -------   --------
       Total..................... $68,485  $27,043   $  5,265
                                  =======  =======   ========
   1998:
     Fourth quarter.............. $13,966  $ 5,545   $    200        $0.02
     Third quarter...............  15,019      756    (12,755)       (1.04)
     Second quarter..............  15,493    6,830      1,108         0.09
     First quarter...............  15,007    6,127        609         0.05
                                  -------  -------   --------
       Total..................... $59,485  $19,258   $(10,838)
                                  =======  =======   ========

--------
(1) Certain 1998 amounts have been reclassified to conform to the 1999 presentation. .

                        CONSOLIDATED FINANCIAL STATEMENT

                SCHEDULE OF EMULEX CORPORATION AND SUBSIDIARIES

                                                                     Schedule II

                      EMULEX CORPORATION AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

           Years ended June 27, 1999, June 28, 1998 and June 29, 1997
                                 (in thousands)

                                                    Additions
                                         Balance at Charged to Amounts  Balance
                                         Beginning  Costs and  Written  at End
Classification                           of Period   Expenses    Off   of Period
--------------                           ---------- ---------- ------- ---------
Year ended June 27, 1999:
  Allowance for doubtful accounts.......  $   576    $    86   $   112  $   550
                                          =======    =======   =======  =======
  Inventory valuation reserves..........  $   237    $ 1,885   $ 1,537  $   585
                                          =======    =======   =======  =======
  Sales returns and allowances..........  $   452    $ 3,349   $ 2,710  $ 1,091
                                          =======    =======   =======  =======
Year ended June 28, 1998:
  Allowance for doubtful accounts.......  $   496    $   190   $   110  $   576
                                          =======    =======   =======  =======
  Inventory valuation reserves..........  $ 1,196    $ 2,865   $ 3,824  $   237
                                          =======    =======   =======  =======
  Sales returns and allowances..........  $   533    $ 1,730   $ 1,811  $   452
                                          =======    =======   =======  =======
Year ended June 29, 1997:
  Allowance for doubtful accounts.......  $   482    $   131   $   117  $   496
                                          =======    =======   =======  =======
  Inventory valuation reserves..........  $ 1,709    $ 1,249   $ 1,762  $ 1,196
                                          =======    =======   =======  =======
  Sales returns and allowances..........  $   726    $ 3,596   $ 3,789  $   533
                                          =======    =======   =======  =======

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EMULEX CORPORATION

Date: September 15, 1999                  By       /s/ Paul F. Folino
                                          _____________________________________
                                                     Paul F. Folino,
                                           President, Chief Executive Officer
                                                      and Director

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 15, 1999.

                 Signature                                     Title
                 ---------                                     -----

Principal Executive Officer:

            /s/ Paul F. Folino              President, Chief Executive Officer and
___________________________________________ Director
             (Paul F. Folino)


Principal Financial and Accounting Officer:

        /s/ Michael J. Rockenbach           Vice President, Chief Financial Officer and
___________________________________________ Secretary
          (Michael J. Rockenbach)

             /s/ Fred B. Cox                Director and Chairman of the Board
___________________________________________
               (Fred B. Cox)

           /s/ Robert H. Goon               Director
___________________________________________
             (Robert H. Goon)

             /s/ Don M. Lyle                Director
___________________________________________
               (Don M. Lyle)

          /s/ Michael P. Downey             Director
___________________________________________
            (Michael P. Downey)

                                                                     PAGE IN
                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
   NO.                    DESCRIPTION OF EXHIBIT                       COPY
 -------                  ----------------------                   ------------
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

  4.1 Rights Agreement dated as of January 19, 1989, as amended (incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K filed February
         2, 1989).

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

 10.5    1993 Amendment to Standard Industrial Lease--Net dated
         April 29, 1993 between C.J. Segerstrom & Sons and the
         Registrant (incorporated by reference to Exhibit 10.9 to the Registrant's 1993 Annual Report on Form 10-K).

 10.6 Distribution Agreement dated as of January 24, 1994 among Emulex Corporation, a Delaware corporation, Emulex Corporation, a California corporation, and QLogic Corporation (incorporated by reference to Exhibit 10.10 to the Registrant's 1994 Annual Report on
         Form 10-K).

 10.7 Form of Tax Sharing Agreement among Emulex Corporation, a Delaware corporation, Emulex Corporation, a California corporation, and QLogic Corporation
         (incorporated by reference to Exhibit 10.11 to the Registrant's 1994 Annual Report on Form 10-K).

 10.8    Administrative Services Agreement, dated as of February
         21, 1993, among Emulex Corporation, a California corporation, Emulex Corporation, a Delaware corporation, and QLogic Corporation (incorporated by reference to Exhibit 10.12 to the Registrant's 1994
         Annual Report on Form 10-K).

                                                                     PAGE IN
                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
   NO.                    DESCRIPTION OF EXHIBIT                       COPY
 -------                  ----------------------                   ------------
 10.9    Employee Benefits Allocation Agreement, dated as of
         January 24, 1994, among Emulex Corporation, a Delaware
         corporation, Emulex Corporation, a California
         corporation, and QLogic Corporation (incorporated by
         reference to Exhibit 10.13 to the Registrant's 1994
         Annual Report on Form 10-K).

 10.10 Form of Assignment, Assumption and Consent Re: Lease among Emulex Corporation, a California corporation, QLogic Corporation and C.J. Segerstrom & Sons, a general partnership (incorporated by reference to Exhibit 10.14 to the Registrant's 1994 Annual Report on
         Form 10-K).

 10.11   Intellectual Property Assignment and Licensing
         Agreement, dated as of January 24, 1994, between Emulex
         Corporation, a California corporation, and QLogic
         Corporation (incorporated by reference to Exhibit 10.15 to the Registrant's 1994 Annual Report on Form 10-K).

 10.12   Form of Supplement to Tax Sharing Agreement among
         Emulex Corporation, a Delaware corporation, Emulex
         Corporation, a California corporation, and QLogic
         Corporation (incorporated by reference to Exhibit 10.12 to the Registrant's 1995 Annual Report on Form 10-K).

 10.13 Emulex Corporation Employee Stock Option Plan as amended November 21, 1996 (incorporated by reference to Appendix A to the Registrant's Proxy Statement dated
         October 21, 1996 for the Annual Meeting of Stockholders held on November 21, 1996).

 10.14 Amended and Restated Loan and Security Agreement dated as of September 18, 1996 between Silicon Valley Bank and Emulex Corporation, InterConnections, Inc., and
         Emulex Europe Limited (incorporated by reference to
         Exhibit 10.14 to the Registrant's 1997 Annual Report on
         Form 10-K).

 10.15   Collateral Assignment, Patent Mortgage and Security
         Agreement dated as of September 18, 1996 between Digital House, Ltd. and Silicon Valley Bank
         (incorporated by reference to Exhibit 10.15 to the Registrant's 1997 Annual Report on Form 10-K).

 10.16   Supplement to Collateral Assignment dated September 18,
         1996 by Emulex Corporation, InterConnections, Inc. and
         Emulex Europe Limited in favor of Silicon Valley Bank.
         (incorporated by reference to Exhibit 10.16 to the Registrant's 1997 Annual Report on Form 10-K).

 10.17 Amendment to Loan Agreement dated September 18, 1997 between Silicon Valley Bank and Emulex Corporation,
         InterConnections, Inc., and Emulex Europe Limited
         (incorporated by reference to Exhibit 10.17 to the Registrant's 1997 Annual Report on Form 10-K).

 10.18 Supplement to Collateral Assignment dated as of September 18, 1997 by Emulex Corporation,
         InterConnections, Inc. and Emulex Europe Limited in favor of Silicon Valley Bank (incorporated by reference to Exhibit 10.18 to the Registrant's 1997 Annual Report on Form 10-K).

 10.19   Emulex Corporation 1997 Stock Option Plan for Non-
         Employee Directors (incorporated by reference to Exhibit 10.19 to the Registrant's 1998 Annual Report on
         Form 10-K).

                                                                     PAGE IN
                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
   NO.                    DESCRIPTION OF EXHIBIT                       COPY
 -------                  ----------------------                   ------------
 10.20   Emulex Corporation Employee Stock Option Plan as
         amended November 20, 1997 (incorporated by reference to
         Exhibit 10.20 to the Registrant's 1998 Annual Report on
         Form 10-K).

 10.21   Master Purchase Agreement dated March 12, 1998 between
         Emulex Corporation and K*TEC Electronics Corporation.

 10.22   Amendment to Master Purchase Agreement dated March 12,
         1998 between Emulex Corporation and K*TEC Electronics
         Corporation.

 10.23   Amendment to Master Purchase Agreement effective
         February 1, 1999 between Emulex Corporation and K*TEC
         Electronics Corporation.

 10.24 Amendment to Loan Agreement dated September 18, 1998 between Silicon Valley Bank and Emulex Corporation,
         InterConnections, Inc., and Emulex Europe Limited
         (incorporated by reference to Exhibit 10.21 to the Registrant's 1998 Annual Report on Form 10-K).

 10.25   Loan Agreement dated August 24, 1999 between Silicon
         Valley Bank and Emulex Corporation.

 21      List of the Registrant's subsidiaries.

 23      Independent Auditors' Consent.

 27.1    Financial Data Schedule.