Form 10-Q
period 1999-09-26
EMULEX CORP /DE/
filed 1999-11-10
CIK 350917

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


                             _____________________

(Mark One)
 [X]
            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
               For the quarterly period ended September 26, 1999

                                       OR

 [ ]        Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                          Commission File No. 0-11007

                               EMULEX CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                       51-0300558
     State or other jurisdiction                        (I.R.S Employer
 of incorporation or organization)                     Identification No.)

     3535 Harbor Boulevard
     Costa Mesa, California                                 92626
(Address of principal executive offices)                  (Zip Code)

                                 (714) 662-5600
              (Registrant's telephone number, including area code)
                ________________________________________________



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


As of November 5, 1999, the registrant had 17,694,605 shares of common stock outstanding.

================================================================================

                      EMULEX CORPORATION AND SUBSIDIARIES

                                 INDEX


                                                                            PAGE
                                                                            ----
Part I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements


Condensed Consolidated Balance Sheets
   September 26, 1999 and June 27, 1999                                       2

Condensed Consolidated Statements of Income
   Three months ended September 26, 1999
   and September 27, 1998                                                     3

Condensed Consolidated Statements of Cash Flows
   Three months ended September 26, 1999
   and September 27, 1998                                                     4

Notes to Condensed Consolidated Financial Statements                          5

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                       7

Item 3.  Qualitative and Quantitative Disclosures about Market Risk          20

Part II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                    21

PART I.  FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements

                      EMULEX CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                       (in thousands, except share data)
                                  (unaudited)

                                                          September 26,  June 27,
Assets                                                        1999         1999
------                                                    ------------   --------
Current assets:
 Cash and cash equivalents                                  $ 15,803     $ 22,284
 Investments                                                  82,655       83,164
 Accounts and other receivables, net                          21,576       17,088
 Inventories, net                                              8,755       11,083
 Prepaid expenses                                                603          475
 Deferred income taxes                                           378          244
                                                            --------     --------
   Total current assets                                      129,770      134,338

Property and equipment, net                                    3,282        3,168
Long term investments                                         49,484       32,216
Deferred income taxes and other assets                           413          269
                                                            --------     --------
                                                            $182,949     $169,991
                                                            ========     ========
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
 Accounts payable                                           $ 11,285      $ 11,395
 Accrued liabilities                                           7,913         4,291
 Income taxes payable and other current liabilities              445           358
                                                            --------      --------
   Total current liabilities                                  19,643        16,044

Deferred income taxes                                             -          2,054
                                                            --------      --------
                                                              19,643        18,098
                                                            --------      --------
Commitments and contingencies

Stockholders' equity:
 Preferred stock, $0.01 par value; 1,000,000 shares
  authorized (150,000 shares designated as Series A
  Junior Participating Preferred Stock); none issued
  and outstanding                                                 -            -
 Common stock, $0.20 par value; 20,000,000 shares
  authorized; 17,491,906 and 16,966,944 issued
  and outstanding at September 26, 1999, and
  June 27, 1999, respectively                                  3,498        3,393
 Additional paid-in capital                                  142,808      138,300
 Retained earnings                                            17,000       10,200
                                                            --------     --------
   Total stockholders' equity                                163,306      151,893
                                                            --------     --------
                                                            $182,949     $169,991
                                                            ========     ========

See accompanying notes to condensed consolidated financial statements.

                      EMULEX CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                     (in thousands, except per share data)
                                  (unaudited)


                                                                        Three Months Ended
                                                                  -----------------------------
                                                                  September 26,   September 27,
                                                                       1999            1998
                                                                  -------------   -------------
Net revenues                                                         $28,896         $14,051
                                                                     -------         -------
Cost of sales                                                         15,999           8,343
Cost of sales - inventory charges related to consolidation                -              626
                                                                     -------         -------
   Total cost of sales                                                15,999           8,969
                                                                     -------         -------
     Gross profit                                                     12,897           5,082
                                                                     -------         -------
Operating expenses:
   Engineering and development                                         3,350           2,661
   Selling and marketing                                               2,340           1,627
   General and administrative                                          1,505             963
   Consolidation charges, net                                             -             (626)
                                                                     -------         -------
     Total operating expenses                                          7,195           4,625
                                                                     -------         -------
     Operating income                                                  5,702             457

Nonoperating income                                                    1,854              12
                                                                     -------         -------
Income before income taxes                                             7,556             469

Income tax provision                                                     756              47
                                                                     -------         -------
Net income                                                           $ 6,800         $   422
                                                                     =======         =======
Net income per share:
   Basic                                                             $  0.40         $  0.03
                                                                     =======         =======
   Diluted                                                           $  0.36         $  0.03
                                                                     =======         =======
Number of shares used in per share computations:
   Basic                                                              17,207          12,267
                                                                     =======         =======
   Diluted                                                            18,883          12,827
                                                                     =======         =======

See accompanying notes to condensed consolidated financial statements.

                      EMULEX CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                (in thousands)
                                  (unaudited)

                                                              Three Months Ended
                                                         ----------------------------
                                                         September 26,  September 27,
                                                             1999            1998
                                                         -------------  -------------
Cash flows from operating activities:
-------------------------------------
Net income                                                 $   6,800        $   422
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                  173            376
  Loss on disposal of property and equipment                       -              1
  Provision for doubtful accounts                                158              1

 Changes in assets and liabilities:
  Accounts receivable                                         (4,646)        (2,123)
  Inventories                                                  2,328          2,616
  Accounts payable                                              (110)         3,425
  Accrued liabilities                                          3,622         (2,744)
  Income taxes payable and deferred income taxes                 756             69
  Prepaid expenses and other assets                             (140)          (172)
                                                           ---------        -------
 Net cash provided by operating activities                     8,941          1,871
                                                           ---------        -------
Cash flows from investing activities:
------------------------------------
Net proceeds from sale of property and equipment                   3            547
Additions to property and equipment                             (290)          (316)
Purchases of investments                                    (250,258)             -
Maturities of investments                                    233,499              -
                                                           ---------        -------
 Net cash provided by (used in) investing activities         (17,046)           231
                                                           ---------        -------
Cash flows from financing activities:
------------------------------------
Principal payments under capital leases                           (7)           (18)
Proceeds from issuance of common stock                         1,631             25
                                                           ---------        -------
 Net cash provided by financing activities                     1,624              7
                                                           ---------        -------
Net increase (decrease) in cash and cash equivalents          (6,481)         2,109

Cash and cash equivalents at beginning of period              22,284          1,776
                                                           ---------        -------

Cash and cash equivalents at end of period                 $  15,803        $ 3,885
                                                           =========        =======
Supplemental disclosures:
-------------------------
Cash paid during the period for:
  Interest                                                 $       -        $     3
  Income taxes                                                     1              -

During the quarter ended September 26, 1999, the Company recognized $2,982 as a credit to additional paid-in capital stock option plans.

See accompanying notes to condensed consolidated financial statements.

                      EMULEX CORPORATION AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the financial position as of September 26, 1999, and June 27, 1999, and the results of operations for the three months ended September 26, 1999, and September 27, 1998, and the statements of cash flows for the three months then ended. Certain reclassifications have been made to the condensed consolidated financial statements for the three months ended September 27, 1998, to conform to the presentation for the three months ended September 26, 1999. Interim results for the three months ended September 26, 1999, are not necessarily indicative of the results that may be expected for the year ending July 2, 2000. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1999. References to dollar amounts are in thousands, except share data, unless otherwise specified.

2. Inventories
   -----------

   Inventories, net, are summarized as follows:

                           September 26,   June 27,
                               1999          1999
                           -------------   --------

       Raw materials           $  434       $   805
       Finished goods           8,321        10,278
                               ------       -------

                               $8,755       $11,083
                               ======       =======

3. Earnings per Share
   ------------------

   The Company applies the provision of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of outstanding stock options is reflected in diluted net income per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted net income per share:


                                                                  Three Months Ended
                                                             -----------------------------
                                                             September 26,   September 27,
                                                                 1999            1998
                                                             -------------   -------------
      Numerator:
          Net income                                            $ 6,800          $   422
                                                                =======          =======
      Denominator:
          Denominator for basic net income per
            share - weighted average shares outstanding          17,207           12,267
          Effect of dilutive securities:
            Dilutive options outstanding                          1,676              560
                                                                -------          -------
          Denominator for diluted net income per
            share - adjusted weighted average shares             18,883           12,827
                                                                =======          =======

      Basic net income per share                                $  0.40          $  0.03
                                                                =======          =======
      Diluted net income per share                              $  0.36          $  0.03
                                                                =======          =======

                      EMULEX CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

   All outstanding options to purchase shares of common stock at September 26, 1999, were included in the computation of diluted net income per share for the three month period then ended. Options to purchase 549,790 shares of common stock at prices in excess of $4.75 per share were outstanding at September 27, 1998, but were not included in the computation of diluted net income per share for the three month period then ended. These options were excluded from the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares during the respective periods, and therefore, the effect would be antidilutive.

4. Accrued Liabilities
   -------------------

   Components of accrued liabilities are as follows:

                                         September 26,   June 27,
                                             1999          1999
                                         -------------   --------
      Payroll and related costs.......          $4,934     $1,849
      Warranty and related reserves...           1,278        868
      Unearned revenue................             895        951
      Other...........................             806        623
                                                ------     ------

                                                $7,913     $4,291
                                                ======     ======

5. Common Stock Split
   ------------------

   On August 30, 1999, the Company completed a two-for-one stock split, effected in the form of a stock dividend of one share of Emulex Common Stock for each share of common stock outstanding to stockholders of record on August 16, 1999. All share, per share and related data presented in the condensed consolidated financial statements and footnotes have been retroactively adjusted to reflect this stock split. As the par value of the Company's common stock remained at $0.20 per share, all periods presented reflect a reclass from additional paid-in capital to common stock. Additionally, at the Company's annual stockholders meeting scheduled to be held on November 18, 1999, stockholders of record on October 4, 1999, will be entitled to vote on an amendment to the Company's Certificate of Incorporation which increases the number of authorized shares of Common Stock to 120,000,000 and authorizes a two-for-one stock split.

6. Consolidation Charges
   ---------------------

   On March 25, 1998, the Company announced plans to outsource the manufacturing of its product lines to K*TEC Electronics, a division of Kent Electronics Corporation. The Company made this strategic decision in an attempt to reduce required future capital expenditures and production costs, as well as to take advantage of K*TEC Electronics' consolidated purchasing power and materials management capabilities. This decision resulted in, among other things, the closing of the Company's Puerto Rico manufacturing subsidiary and closing selected sales offices. As a result of these actions, the Company anticipated a worldwide reduction of approximately 130 full-time employees and 45 temporary workers in Puerto Rico. During the quarter ended September 27, 1998, as the Company was completing this consolidation plan, the Company recognized additional inventory charges related to this consolidation of $626 related to the streamlining of the Company's products and a reduction of other accrued consolidation charges of $626 as the Company reviewed the adequacy of its remaining consolidation accrual. When the initial consolidation charge was taken, management of the Company believed this inventory would be sold at positive margins. However, as the Company continued the closure of the manufacturing facility, it determined this inventory was no longer saleable and these additional reductions in inventory were recorded. As of June 27, 1999, this consolidation plan was substantially complete.

7. Commitments and Contingencies
   -----------------------------

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

Part I.  Item 2.
----------------

                      EMULEX CORPORATION AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                            (dollars in thousands)

Forward-Looking Statements

Except for the historical information contained herein, the discussions in this Form 10-Q in general may contain certain forward-looking statements. In addition, when used in this Form 10-Q, the words "anticipates," "believes," "intends," "expects" and similar expressions are intended to identify forward-looking statements. Actual future results could differ materially from those described in the forward-looking statements as a result of factors discussed in "Risk Factors" set forth herein, and in the Company's most recently filed Annual Report on Form 10-K. The Company cautions the reader, however, that these lists of risk factors may not be exhaustive. The Company expressly disclaims any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances.

Company Overview

Emulex Corporation is a leading designer, developer and supplier of a broad line of fibre channel host adapters, hubs, Application Specific Integrated Circuits ("ASICs") and software products that enhance access to, and storage of, electronic data and applications. We believe that we are the only company that designs, develops and markets both fibre channel host adapters and hubs, two of the core components of a complete fibre channel solution. Our products are based on internally developed ASIC technology, are deployable across a variety of heterogeneous network configurations and operating systems, and support increasing volumes of stored data. Over the course of our history, we have also designed, developed and marketed traditional networking products such as printer servers and network access products, including communications servers and WAN adapters. The Company markets to original equipment manufacturers ("OEMs") and end users through its own worldwide selling organizations, as well as two-tier distribution partners.

Results of Operations

The following table sets forth the percentage of net revenues represented by selected items from the unaudited Condensed Consolidated Statements of Operations. This table should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere herein.

                                                                          Percentage of Net Revenues
                                                                          For the Three Months Ended
                                                                       -----------------------------------
                                                                       September 26,          September 27,
                                                                           1999                    1998
                                                                       -------------          -------------
Net revenues                                                              100.0%                 100.0%
                                                                          -----                  -----

Cost of sales                                                              55.4                   59.4
Cost of sales - inventory charges related to consolidation                   -                     4.4
                                                                          -----                  -----
      Total cost of sales                                                  55.4                   63.8
                                                                          -----                  -----
     Gross profit                                                          44.6                   36.2
                                                                          -----                  -----
Operating expenses:
  Engineering and development                                              11.6                   18.9
  Selling and marketing                                                     8.1                   11.6
  General and administrative                                                5.2                    6.9
  Consolidation charges, net                                                 -                    (4.4)
                                                                          -----                  -----
      Total operating expenses                                             24.9                   33.0
                                                                          -----                  -----

      Operating income                                                     19.7                    3.2

Nonoperating income                                                         6.4                    0.1
                                                                          -----                  -----

      Income before income taxes                                           26.1                    3.3

Income tax provision                                                        2.6                    0.3
                                                                          -----                  -----

      Net income                                                           23.5%                   3.0%
                                                                          =====                  =====

Net Revenues

Net revenues for the quarter ended September 26, 1999, were $28,896, an increase of $14,845, or 106 percent, from $14,051 in the comparable quarter of the prior fiscal year. Net revenues for the quarter consisted of $22,302 from sales to OEMs, $6,464 from sales sold through distribution channels and $130 from sales directly to end users. This represents a reduction in sales to end users of $317, or 71 percent when compared to the quarter ended September 27, 1998. This decrease in net revenues was offset by an increase in net revenues from sales to OEMs of $12,003, or 117 percent and an increase in distribution net revenues of $3,159, or 96 percent.

From a product line perspective, net revenues from the Company's fibre channel product line for the first quarter of fiscal 2000 were $21,619, or 75 percent of net revenues, an increase of $16,187, or 298 percent, versus the first quarter of fiscal 1999. Shipments in this emerging market have continued to be primarily to domestic OEMs. The Company anticipates that future revenue from this product line will be a function of continued demand from OEMs which are currently shipping fibre channel products, launches of new fibre channel-based systems by the Company's OEMs, additional design wins and increased distribution sales as this emerging market continues to develop. Net revenues from the Company's traditional networking product line accounted for $7,277, or 25 percent of net revenues, a decrease of $1,342, or 16 percent, for the quarter, compared to the same period of the prior fiscal year. This decrease in traditional networking net revenues was principally due to ongoing maturation of these products. The Company expects net revenues from network access products to show continued maturation over this fiscal year.

Although fibre channel represented 75 percent of net revenues for the quarter ended September 26, 1999, the market is an emerging technology and there can be no assurance that the Company's products will adequately meet the requirements of the market, or achieve market acceptance. Because the Company's fibre channel products are designed to provide both an input/output and a networking connection between computers and storage devices, the future revenues of the fibre channel product line depend on the availability of other fibre channel products not manufactured or sold by the Company. Furthermore, the Company's fibre channel products are dependent upon components supplied by third parties for this emerging technology and there can be no assurance that these components will be available at a competitive price and in the quantities desired, or if available, will function as needed.

Gross Profit

For the quarter ended September 26, 1999, gross profit increased $7,815, or 154 percent, to $12,897 compared to $5,082 in the same quarter of the previous fiscal year. During the first quarter of fiscal 1999, inventory charges related to consolidation of $626 were recorded in cost of sales. When the initial consolidation charge was taken in the third quarter of 1998, which is discussed in more detail below, we believed this inventory would be sold at positive margins; however, as we continued the closure of the Company's manufacturing facility, we determined this inventory was no longer saleable and these additional reductions in inventory were recorded. Gross profit as a percentage of net revenues increased to 45 percent for the quarter, an increase of nine percentage points from 36 percent in the comparable quarter of last fiscal year. Excluding the inventory charges previously discussed, gross margins for the comparable quarter of last fiscal year would have been 41 percent. This improvement in gross profit as a percentage of net revenues is primarily due to a continuing shift in product mix towards higher margin products.

Operating Expenses

Operating expenses for the three months ended September 26, 1999, were $7,195, an increase of $2,570, or 56 percent, compared to $4,625 for the same period of the prior fiscal year. Included within operating expenses for the three month period ended September 27, 1998, is a reduction of other accrued consolidation charges of $626 based on a review of the adequacy of the Company's remaining consolidation accrual discussed in the next paragraph. Excluding this $626 reduction in the prior fiscal year, operating expenses for the three months ended September 26, 1999, increased by $1,944, or 37 percent. Engineering and development expenses increased $689, or 26 percent, to $3,350 for the first quarter of fiscal 2000 compared to $2,661 in the same quarter of fiscal 1999 as the Company increased its investment in its fibre channel product development. Selling and marketing expenses increased by $713, or 44 percent, to $2,340 for the quarter ended September 26, 1999, in contrast to $1,627 for the corresponding period of the prior year. This increase was primarily due to increased salaries and commissions associated with the higher revenues and, to a lesser extent, increased promotion and advertising. Additionally, general and administrative expenses increased by $542, or 56 percent, to $1,505 for the first quarter of fiscal 2000 compared to

$963 in the equivalent quarter of the prior fiscal year primarily due to higher compensation associated with the higher revenues.

On March 25, 1998, the Company announced plans to outsource the manufacturing of its product lines to K*TEC Electronics, a contract manufacturing division of Kent Electronics with advanced manufacturing capabilities which the Company requires for its new generation fibre channel designs. The Company made this strategic decision in an attempt to reduce required future capital expenditures and production costs, as well as to take advantage of K*TEC Electronics' consolidated purchasing power and materials management capabilities. This announcement resulted, among other things, in the decision to close the Company's Puerto Rico manufacturing subsidiary and to close selected sales offices. During the quarter ended September 27, 1998, as the Company continued this consolidation plan, the Company recorded a reduction of other accrued consolidation charges of $626 in operating expenses based on a review of the adequacy of its remaining consolidation accrual. Also in conjunction with the closure of the Company's Puerto Rico manufacturing operations, during the quarter ended September 27, 1998, the Company recorded additional reductions in inventory related to the streamlining of its product lines of $626 in cost of sales. When the initial consolidation charge was taken, management believed this inventory would be sold at positive margins. However, as the Company neared the closure of the manufacturing facility, management determined that this inventory was no longer saleable and these additional reductions in inventory were recorded. The Company substantially completed this consolidation plan in fiscal 1999.

Nonoperating Income

Nonoperating income for the quarter ended September 26, 1999, increased $1,842 to $1,854 compared to $12 for the quarter ended September 27, 1998. This increase in nonoperating income was due primarily to interest income associated with the investments of the funds the Company raised during its follow-on offering in the fourth quarter of fiscal 1999.

Income Taxes

For the quarters ended September 26, 1999, and September 27, 1998, the Company recorded a 10 percent tax provision on its pre-tax net income in the amount of $756 and $47, respectively. The Company's low effective tax rate is primarily due to utilization of net operating loss carryforwards which were held net of a substantial valuation allowance. After these net operating loss carryforwards are utilized, and the corresponding valuation allowance is eliminated, management believes the Company will have an effective tax rate of approximately 35 percent assuming current enacted tax rates and current operating structure. In addition, under current generally accepted accounting principles and in accordance with the Company's policy, the Company could be required to reduce some or all of its valuation allowance prior to actual utilization of the net operating losses, which would result in the recognition of a significant immediate tax benefit for financial statement purposes and the expected effective tax rate of approximately 35 percent on an ongoing basis. However, there can be no assurance that the Company will ultimately generate adequate taxable income to utilize any or all of its existing net operating loss carryforwards or if utilized, that the actual effective tax rate on an ongoing basis would approximate 35 percent.

As a result of Emulex Caribe, the Company's former Puerto Rico subsidiary, entering into a tax-free plan of liquidation for U.S. income tax purposes in May 1998, the Company submitted a Ruling Request to Puerto Rico's Secretary of the Treasury. During 1999, the Company received a favorable response to the Ruling Request submitted to the Secretary of the Treasury of Puerto Rico. The liquidation of the Company's subsidiary, Emulex Caribe, during 1998 was structured to qualify for tax-free liquidation treatment under the provisions of both the U.S. and Puerto Rico Internal Revenue Codes. Through its response to the Ruling Request, the Secretary of the Treasury of Puerto Rico has agreed that neither Emulex Corporation nor Emulex Caribe will recognize a gain or loss as a result of the liquidation. The Company also received approval of the Closing Agreement submitted to the Secretary of the Treasury of Puerto Rico. The Secretary agreed to the Company's calculation of the amount of tollgate tax resulting from the deemed distribution from Emulex Caribe to the Company as a result of the liquidation.

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

Year 2000

Many existing computer systems and applications use two digits rather than four to define the applicable year. These programs were designed without considering the impact of the upcoming change in the century. If such programs are not corrected, many computer systems could fail or create erroneous results at or beyond the year 2000. We consider a product to be "Year 2000 compliant" if the product's performance and functionality are unaffected by the processing of dates prior to, during and after the year 2000. The Company has considered the impact of Year 2000 issues on our products, computer systems, and applications. All of our current products are Year 2000 compliant; however, some products previously sold by the Company may not be Year 2000 compliant. The Company is prepared to update these non-compliant products as required under Company warranties and as required by law for all Year 2000 issues. Furthermore, the Company believes that the related financial exposure for any required updates to non-compliant products is not material. Additionally, the Company has reviewed and tested its internal computer systems and applications. The Company has identified and corrected all of the Year 2000 compliance issues according to vendor specifications. These reviews, tests, and corrections have not resulted in substantial expenditures to date. Furthermore, the Company does not anticipate any material expenditures in the future related to these issues; however, if any additional Year 2000 issues are identified, the related costs would continue to evolve. The Company has completed a survey of its suppliers, contract manufacturer, significant customers, and financial institutions to evaluate their Year 2000 compliance plans and state of readiness and to determine whether any Year 2000 issues will impede the ability of such third parties to continue conducting business with the Company. The Company has received satisfactory responses to these surveys and will continue to monitor the Year 2000 plans of our suppliers and customers through the coming event.
The Company believes that the most likely worst-case scenarios related to the Year 2000 issue that it may experience would be either an inability to obtain inventory components from suppliers or delays in receiving orders or payments from customers due to Year 2000 problems experienced by these third parties.
The Company also believes it is possible to see a business slowdown if customers have purchased higher levels of inventories in prior periods in anticipation of a product disruption at the end of the calendar year. These events, if experienced, could have a material adverse effect on the Company's business, results of operations, and financial condition. Therefore, as a contingency plan to ensure the Company's ability to provide products and services to its customers, the Company has taken the additional precaution of maintaining a finished goods inventory sufficient to cover shipments for 30 to 45 days, and is maintaining an additional supply of key raw materials for the manufacture of its products. The Company has also asked key suppliers to increase their inventory levels of critical materials and components to act as a further safeguard. The Company also monitors the inventory levels of our customers to determine if an inventory build-up is occurring. The Company believes it has fully addressed all areas of this issue, including internal systems, products and third parties; however, the Company will continue to monitor these areas.

New Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities." The new statement established accounting and reporting standards for derivative instruments and for hedging activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect the adoption of Statement 133 to have a material impact on the Company's results of operations.

Liquidity and Capital Resources

The Company's cash and cash equivalents decreased by $6,481 during the first quarter of fiscal 2000 from $22,284 to $15,803 as of September 26, 1999. Operating activities, which include changes in working capital balances, provided $8,941 of cash and cash equivalents for the quarter compared to providing $1,871 of cash and cash equivalents during the first quarter of the prior fiscal year. Investing activities, which include purchases of investments of $250,258, maturities of investments of $233,499, as well as the acquisition and disposition of property and equipment, used $17,046 in the current quarter compared to generating $231 in the comparable period of fiscal 1999. Net financing activities, which were limited to payments under capital lease obligations and proceeds from the exercise of stock options, provided $1,624 of cash and cash equivalents during the first quarter of fiscal 2000 compared to generating $7 of cash and cash equivalents in the same period of the prior year.

In addition to its cash balances, the Company has a line of credit of up to $10 million with Silicon Valley Bank which is available through January 2000, unless extended by the parties. The agreement allows the Company to borrow at the bank's prime rate (7.75 percent at September 26, 1999) plus one-half percent. The Company last utilized the line of credit in the quarter ended September 28, 1997. There were no borrowings outstanding under this line at September 26, 1999, or June 27, 1999. Under the terms of the line of credit, the Company has granted Silicon Valley Bank a security interest in its accounts receivable, inventories, equipment and other property. The line of credit requires the Company to satisfy certain financial and other covenants and conditions, including prescribed levels of tangible net worth, profitability and liquidity. In the event the Company fails to comply with any financial or other covenant in its loan agreement, the line of credit could become unavailable to the Company. In addition, after borrowings have been made under the line of credit, a failure to continue to satisfy such covenants would constitute an event of default, giving rise to the various remedies available to a secured lender. As of September 26, 1999, the Company was in compliance with all covenants of the line of credit; however, there can be no assurance that the Company will continue to satisfy the financial and other covenants and conditions of the line of credit or that the line of credit will continue to be available to meet the Company's liquidity requirements.

The Company believes that its existing cash, cash equivalents and investment balances, facilities and equipment leases, anticipated cash flows from operating activities and available borrowings under its line of credit will be sufficient to support its working capital needs and capital expenditure requirements for at lease the next twelve months.

Risk Factors

We have experienced losses in our history.

We incurred a net loss of $10,838 for the fiscal year ended June 28, 1998. This net loss in 1998 included $5,314 of inventory charges related to consolidation and $7,231 of consolidation charges in conjunction with the closure of our Puerto Rico manufacturing operations and selected sales offices. Additionally, in fiscal year 1999, we had $1,304 of additional inventory charges related to this consolidation. While we have generated net income for 11 of the last 12 quarters through the quarter ended September 26, 1999, we cannot be certain that revenues will remain at current levels or improve or that we will be profitable at such revenue levels.

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

  .  Activities of, and acquisitions by, our competitors;

  .  Changes in technology, industry standards or consumer preferences;

  . Changes in the mix of products sold, as our fibre channel adapter products typically have higher margins than our traditional networking products and our fibre channel hubs;

  .  Changes in the mix of sales channels;

  .  The level of international sales;

  .  Seasonality;

  .  Personnel changes;

  .  Changes in customer budgeting cycles;

  .  Foreign currency exchange rates; and

  .  General economic conditions.


As a result of these and other factors, our business, results of operations and financial condition could be materially adversely affected.

There are other factors which contribute to the variability of our sales as well. We generally ship products quickly after we receive orders, meaning that we do not typically have a significant backlog of unfilled orders. As a result, our revenues in a given quarter depend substantially on orders booked in that quarter. Also, we typically generate a large percentage of our quarterly revenues in the last month of the quarter. Additionally, OEM customer purchases can vary significantly from quarter to quarter.

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

The size of our potential market is dependent upon the broad acceptance of fibre channel technology as an alternative to other technologies traditionally utilized for network and storage communications. The fibre channel market, while rapidly evolving and attracting an increasing number of market participants, is still at an early stage of development. We believe the fibre channel market will continue to expand and that our investment in the fibre channel market represents our greatest opportunity for revenue growth and profitability in the future. However, we cannot be certain that fibre channel products will gain broader market acceptance or that customers will choose our technology and products. Fibre channel products accounted for 75 percent of net revenues in the first quarter ended September 26, 1999. If the fibre channel market fails to develop, develops more slowly than anticipated or attracts more competitors than we expect (as discussed below), our business, results of operations and financial condition would be materially adversely affected. A similar result would occur if our products do not achieve market acceptance.

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

For the period ended September 26, 1999, sales to our top customer, Compaq, represented 26 percent of our net revenues. Additionally, sales to IBM and Data General accounted for 17 percent and 12 percent of our net revenues respectively. Sales to IBM represented 18 percent of net revenues in the prior year's comparable period. Sales to our top five customers accounted for 71 percent of net revenues for the quarter ended September 26, 1999, and for 46 percent of net revenues for the prior year's comparable period. Although we have attempted to expand our base of customers, our revenues in the future may nonetheless be similarly derived from a limited number of customers.

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

We rely almost exclusively on OEMs and distributors for our sales. For the period ended September 26, 1999, we derived approximately 77 percent of our net revenues from OEMs and 22 percent from distributors. In the comparable period of fiscal 1998, we derived approximately 73 percent of our net revenues from OEMs and 24 percent from distributors. We cannot be certain that we will retain our current OEM and distributor customers or that we will be able to recruit additional or replacement customers. As is common in an emerging technology industry, our agreements with OEMs and distributors are typically non-exclusive and often may be terminated by either party without cause. Indeed, many of our OEM and distributor customers carry or utilize competing product lines. If we were to suddenly lose one or more important OEM or distributor customers to a competitor, our business, results of operations and financial condition could be materially adversely affected.

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

We have shifted the focus of our business to fibre channel technology. However, our revenues still depend significantly on sales of our traditional networking products. These traditional networking products accounted for 25 percent of our net revenues for the first quarter ended September 26, 1999. If the maturation of these products were to occur faster than we anticipate, our business, results of operations and financial condition would be materially adversely affected.

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

In the fibre channel market, we compete primarily against Gadzoox, Hewlett-Packard, Interphase, JNI, LSI Logic, QLogic, Vixel and several smaller companies to a lesser extent. In the printer server market, we compete against Hewlett-Packard, Intel, Lexmark and a number of smaller companies. In the network access market, we compete against numerous networking companies who offer network access solutions.

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

We rely on third-party suppliers for components which are used in our products, and we have experienced delays or difficulty in securing components in the past. Delays or difficulty in securing components may be caused by numerous factors including, but not limited to:

  .  Discontinued production by a vendor;

  .  Natural disasters;

  .  Disruption in shipping channels;

  .  Difficulties associated with foreign operations, and

  .  Market shortages.

Additionally, key components that we use in our products may only be available from single sources with which we do not have long-term contracts. In particular, Intel is currently our sole supplier for microprocessors used in our fibre channel products. IBM and Hewlett-Packard are currently our sole suppliers for components that enable our fibre channel products to connect to networks. Motorola is currently our sole supplier of memory devices incorporated into our fibre channel products. In addition, we rely on LSI Logic, Chip Express and VLSI to manufacture ASICs for our products. The components we use for our fibre channel products are based on an emerging technology and may not be available with the performance characteristics or in the quantities that we require. Our future inability to supply products due to a lack of components or our inability to redesign products to accept alternatives in a timely manner would materially adversely affect our business, results of operations and financial condition.

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

We believe that our continued success depends primarily on continuing innovation, marketing and technical expertise, as well as the quality of product support and customer relations. At the same time, our success is partially dependent on the proprietary technology contained in our products. We currently rely on a combination of patents, copyrights, trademarks, trade secret laws and contractual provisions to establish and protect our intellectual property rights in our products. For a more complete description of our intellectual property, you should read "Business--Intellectual Property" in the Company's recently filed Form 10-K. We cannot be certain that the steps we take to protect our intellectual property will adequately protect our proprietary rights, that others will not independently develop or otherwise acquire equivalent or superior technology or that we can maintain such technology as trade secrets.
In addition, the laws of some of the countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States or at all. Our failure to protect our intellectual property rights could have a material adverse effect on our business, results of operations and financial condition.

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

During the quarter ended September 26, 1999, sales in the United States accounted for 71 percent of our net revenues, sales in Europe accounted for 27 percent of our net revenues, and sales in the Pacific Rim countries accounted for 2 percent of our net revenues. During the comparable quarter in the prior fiscal year, sales in the United States accounted for 69 percent of net revenues, sales in Europe accounted for 25 percent of our net revenues, and sales in the Pacific Rim countries accounted for 6 percent of our net revenues. We expect that sales in the United States and Europe will continue to account for the substantial majority of our revenues for the foreseeable future.

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

Many existing computer systems and applications use two digits rather than four to define the applicable year. These programs were designed without considering the impact of the upcoming change in the century. If such programs are not corrected, many computer systems could fail or create erroneous results at or beyond the year 2000. We consider a product to be "Year 2000 compliant" if the product's performance and functionality are unaffected by the processing of dates prior to, during and after the year 2000. Our current products are Year 2000 compliant. However, products which we previously sold and which may still be covered under warranties, may not be Year 2000 compliant. We are prepared to update these non-compliant products as required under Company warranties and as required by law for all Year 2000 issues. However, we cannot be certain that all potential Year 2000 issues have been identified or that the issues will be successfully resolved to the customers' satisfaction. Consequently, customers may bring litigation against vendors, including us. Any such claims, with or without merit, could result in a material adverse effect on our business, results of operations, and financial condition.

We committed resources to identify and correct potential Year 2000 issues, both in our products and in our review and tests of our internal computer systems and applications. We have identified and corrected all of the Year 2000 compliance issues according to vendor specifications. These reviews, tests, and corrections have not resulted in substantial expenditures to date. Furthermore, we do not anticipate any material expenditures in the future related to these issues. We have completed a survey of our suppliers, contract manufacturer, significant customers, and financial institutions to evaluate their Year 2000 compliance plans and state of readiness and to determine whether any Year 2000 issues will impede the ability of such third parties to continue providing goods and services to us. We have received satisfactory responses to these surveys and will continue to monitor the Year 2000 plans of our suppliers and customers through the coming event. We believe that the most likely worst-case scenarios related to the Year 2000 issue that we may experience would be either an inability to obtain inventory components from suppliers or delays in receiving orders or payments from customers due to Year 2000 problems experienced by these third parties. The Company also believes it is possible to see a business slow down if customers have purchased higher levels of inventories in prior periods in anticipation of a product disruption at the end of the calendar year. These events, if experienced, could have a material adverse effect on our business, results of operations, and financial condition. Therefore, as a contingency plan to ensure our ability to provide products and services to our customers, we will take the additional precaution of maintaining a finished goods inventory at calendar year end sufficient to cover shipments for 30 to 45 days, and will maintain an additional store of key raw materials for the manufacture of our products. The Company also monitors the inventory levels of our customers to determine if an inventory build up is occurring. We have also asked key suppliers to increase their inventory levels of critical materials and components to act as a further safeguard.

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

Our stockholder rights plan and provisions of our certificate of incorporation and of the Delaware General Corporation Law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. The stockholder rights plan and these provisions of our certificate of incorporation and Delaware law are intended to encourage potential acquirers to negotiate with us and allow our board of directors the opportunity to consider alternative proposals in the interest of maximizing stockholder value. However, such provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price. You should read Note 9 to the Consolidated Financial Statements contained in the Company's recently filed form 10-K, our certificate of incorporation and Delaware law for more information on the anti-takeover effects of provisions of our stockholder rights plan.

Item 3. Qualitative and Quantitative Disclosures about Market Risk
------------------------------------------------------------------

Interest Rate Sensitivity

At September 26, 1999, the Company's investment portfolio consisted of fixed income securities, excluding those classified as cash equivalents, of $132,139. The Company has the positive intent and ability to hold these securities to maturity. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10 percent from the levels existing as of September 26, 1999, the decline in the fair value of the portfolio would not be material to the Company's financial position, results of operations and cash flows.

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

     Exhibit 4.1 Rights Agreement, dated January 19, 1989, as amended (incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K filed February 2, 1989).

     Exhibit 4.2 Certificate regarding extension of Final Expiration Date of Rights Agreement, dated January 18, 1999 (incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-3 filed April 26, 1999).

     Exhibit 10.1 Press Release related to August 30, 1999, stock split.

     Exhibit 10.2 Press Release of October 12, 1999, regarding proposed stock split to be voted on at annual stockholders meeting on November 18, 1999.

     Exhibit 27.1 Financial Data Schedule.

(b) The registrant has not filed any reports on Form 8-K during the period for which this report is filed.

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 10, 1999



                            EMULEX CORPORATION



                            By: /s/ PAUL F. FOLINO
                               -------------------
                               Paul F. Folino
                               President and Chief Executive Officer




                            By: /s/ MICHAEL J. ROCKENBACH
                               --------------------------
                               Michael J. Rockenbach
                               Vice President and
                               Chief Financial Officer
                               (Principal Financial & Chief Accounting Officer)