Form 10-Q
period 1999-12-26
EMULEX CORP /DE/
filed 2000-02-09
CIK 350917

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                              ---------------------

(Mark One)
   [X]            Quarterly Report Pursuant to Section 13 or 15(d) of the
                               Securities Exchange Act of 1934
                     FOR THE QUARTERLY PERIOD ENDED DECEMBER 26, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No


As of February 3, 2000, the registrant had 35,703,237 shares of common stock outstanding.

                       EMULEX CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                          PAGE

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
   December 26, 1999 and June 27, 1999                                     2

Condensed Consolidated Statements of Income
   Three and six months ended December 26, 1999
   and December 27, 1998                                                   3

Condensed Consolidated Statements of Cash Flows
   Six months ended December 26, 1999
   and December 27, 1998                                                   4

Notes to Condensed Consolidated Financial Statements                       5

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                8

Item 3.  Qualitative and Quantitative Disclosures
               about Market Risk                                          23


Part II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders              24

Item 6.  Exhibits and Reports on Form 8-K                                 25

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       EMULEX CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)
                                   (unaudited)

                                                        December 26,    June 27,
Assets                                                      1999          1999
                                                        ------------    --------
Current assets:
  Cash and cash equivalents                                $ 17,598      $ 22,284
  Investments                                                99,509        83,164
  Accounts and other receivables, net                        17,233        17,088
  Inventories, net                                            9,731        11,083
  Prepaid expenses                                              505           475
  Deferred  income taxes                                        531           244
                                                           --------      --------
      Total current assets                                  145,107       134,338

Property and equipment, net                                   3,344         3,168
Long term investments                                        43,628        32,216
Deferred income taxes and other assets                        3,515           269
                                                           --------      --------
                                                           $195,594      $169,991
                                                           ========      ========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                         $ 11,604      $ 11,395
  Accrued liabilities                                         6,203         4,291
  Income taxes payable and other current liabilities            348           358
                                                           --------      --------
      Total current liabilities                              18,155        16,044
Deferred income taxes                                           153         2,054
                                                           --------      --------
                                                             18,308        18,098
                                                           --------      --------
Commitments and contingencies
  Stockholders' equity:
    Preferred stock, $0.01 par value; 1,000,000 shares
      authorized (150,000 shares designated as Series A
      Junior Participating Preferred Stock); none issued
      and outstanding                                             -             -
    Common stock, $0.10 par value; 120,000,000 shares
      authorized; 35,449,261 and 33,933,888 issued
      and outstanding at December 26, 1999 and
      June 27, 1999, respectively                             3,545         3,393
  Additional paid-in capital                                147,974       138,300
  Retained earnings                                          25,767        10,200
                                                           --------      --------
      Total stockholders' equity                            177,286       151,893
                                                           --------      --------
                                                           $195,594      $169,991
                                                           ========      ========



See accompanying notes to condensed consolidated financial statements.

                              EMULEX CORPORATION AND SUBSIDIARIES
                          Condensed Consolidated Statements of Income
                             (in thousands, except per share data)
                                          (unaudited)

                                           Three Months Ended          Six Months Ended
                                      --------------------------   --------------------------
                                      December 26,  December 27,   December 26,   December 27,
                                          1999          1998           1999          1998
                                      -----------   -----------    ------------   -----------
Net revenues                            $ 33,603      $ 15,746       $ 62,499      $ 29,797
                                      ----------    -----------    ------------   -----------

Cost of sales                             17,910         9,603         33,909        17,946
Cost of sales - inventory charges
  related to consolidation                     -           678              -         1,304
                                      ----------    -----------    ------------   -----------
      Total cost of sales                 17,910        10,281         33,909        19,250
                                      ----------    -----------    ------------   -----------

          Gross profit                    15,693         5,465         28,590        10,547
                                      ----------    -----------    ------------   -----------
Operating expenses:
   Engineering and development             3,799         2,640          7,149         5,301
   Selling and marketing                   2,438         1,812          4,778         3,439
   General and administrative              1,732           923          3,237         1,886
   Consolidation charges, net                  -          (361)             -          (987)
                                      ----------    -----------    ------------   -----------
     Total operating expenses              7,969         5,014         15,164         9,639
                                      ----------    -----------    ------------   -----------

     Operating income                      7,724           451         13,426           908

Nonoperating income                        2,017            38          3,871            50
                                      ----------    -----------    ------------   -----------

Income before income taxes                 9,741           489         17,297           958

Income tax provision                         974            49          1,730            96
                                      ----------    -----------    ------------   -----------

Net income                              $  8,767      $    440       $ 15,567      $    862
                                      ==========    ===========    ============   ===========

Net income per share:
   Basic                                $   0.25      $   0.02       $   0.45      $   0.04
                                      ==========    ===========    ============   ===========
   Diluted                              $   0.23      $   0.02       $   0.41      $   0.03
                                      ==========    ===========    ============   ===========
Number of shares used in per share
  computations:
   Basic                                  35,278        24,598         34,847        24,567
                                      ==========    ===========    ============   ===========
   Diluted                                38,178        27,043         38,018        26,472
                                      ==========    ===========    ============   ===========


See accompanying notes to condensed consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)


                                                                              Six Months Ended
                                                                        ----------------------------
                                                                        December 26,     December 27,
                                                                            1999             1998
                                                                        ------------     -----------
Cash flows from operating activities
Net income                                                               $  15,567       $     862
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                                662             776
  Loss (gain) on disposal of property, plant and equipment                      17            (750)
  Impairment of intangibles                                                    175               -
  Provision for doubtful accounts                                              326               7
Changes in assets and liabilities:
  Accounts receivable                                                         (471)         (1,920)
  Inventories                                                                1,352           2,480
  Accounts payable                                                             209           2,025
  Accrued liabilities                                                        1,912          (3,216)
  Income taxes payable and deferred income taxes                             1,727              65
  Prepaid expenses and other assets                                              4              13
                                                                         ---------       ---------
Net cash provided by operating activities                                   21,480             342
                                                                         ---------       ---------
Cash flows from investing activities:
Net proceeds from sale of property, plant and equipment                          3           2,994
Additions to property and equipment                                           (858)           (785)
Purchases of investments                                                  (341,563)              -
Maturities of investments                                                  313,806               -
                                                                         ---------       ---------
  Net cash provided by (used in) investing activities                      (28,612)          2,209
                                                                         ---------       ---------
Cash flows from financing activities:
Principal payments under capital leases                                         (7)            (36)
Net proceeds from issuance of common stock under stock option plans          2,453             134
                                                                         ---------       ---------
Net cash provided by financing activities                                    2,446              98
                                                                         ---------       ---------
Net increase (decrease) in cash and cash equivalents                        (4,686)          2,649

Cash and cash equivalents at beginning of period                            22,284           1,776
                                                                         ---------       ---------
Cash and cash equivalents at end of period                               $  17,598       $   4,425
                                                                         ---------       ---------
Supplemental disclosures:
Cash paid during the period for:
  Interest                                                               $      15       $      56
  Income taxes                                                                   4              53

During the six months ended December 26, 1999, the Company recognized $7,373 as a credit to additional paid-in capital related to the tax benefit from exercises of stock options under the Company's stock option plans.


See accompanying notes to condensed consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the financial position as of December 26, 1999, and June 27, 1999, and the results of operations for the three and six months ended December 26, 1999, and December 27, 1998, and the statements of cash flows for the six months then ended. Certain reclassifications have been made to the Condensed Consolidated Statements of Operations for the three and six months ended December 27, 1998, to conform to the presentation for the three and six months ended December 26, 1999. Interim results for the three and six months ended December 26, 1999, are not necessarily indicative of the results that may be expected for the year ending July 2, 2000. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1999. References to dollar amounts are in thousands, except share data, unless otherwise specified.

2.      Inventories

        Inventories, net, are summarized as follows:

                                   December 26,          June 27,
                                       1999                1999
                                   ------------          ---------
           Raw materials             $1,177           $     805
           Finished goods             8,554              10,278
                                      -----              ------
                                     $9,731             $11,083
                                      =====              ======


3.      Earnings per Share

        Basic net income per share is computed by dividing income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing income by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of outstanding stock options is reflected in diluted net income per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted net income per share:

                                                        Three Months Ended          Six Months Ended
                                                    -------------------------- --------------------------
                                                    December 26,  December 27, December 26,  December 27,
                                                        1999         1998         1999         1998
                                                    ------------  ------------ ------------  ------------
 Numerator:
    Net income                                         $ 8,767      $   440      $15,567      $   862
                                                       =======      =======      =======      =======
Denominator:
    Denominator for basic net income per
      share - weighted average shares outstanding       35,278       24,598       34,847       24,567
    Effect of dilutive securities:
      Dilutive options outstanding                       2,900        2,445        3,171        1,905
                                                       -------      -------      -------      -------
    Denominator for diluted net income per
      share - adjusted weighted average shares          38,178       27,043       38,018       26,472
                                                       =======      =======      =======      =======

Basic net income per share                             $  0.25      $  0.02      $  0.45      $  0.04
                                                       =======      =======      =======      =======

Diluted net income per share                           $  0.23      $  0.02      $  0.41      $  0.03
                                                       =======      =======      =======      =======


See accompanying notes to condensed consolidated financial statements.

        Options to purchase 243,800 shares of common stock at prices in excess of $73.44 per share were outstanding at December 26, 1999, but were not included in the computation of diluted earnings per share for the three month period then ended. Furthermore, options to purchase 253,800 shares of common stock at prices in excess of $52.31 per share were outstanding at December 26, 1999, but were not included in the computation of diluted earnings per share for the six month period then ended. Options to purchase 340,400 shares of common stock at prices in excess of $5.38 per share were outstanding at December 27, 1998, but were not included in the computation of diluted earnings per share for the three month period then ended. Additionally, options to purchase 590,400 shares of common stock at prices in excess of $3.88 per share were outstanding at December 27, 1998, but were not included in the computation of diluted earnings per share for the six month period then ended. These options were excluded from the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during the respective periods, and therefore, the effect would be antidilutive.

4.      Accrued Liabilities

        Components of accrued liabilities are as follows:

                                December  26,  June 27,
                                     1999        1999
                                ------------   ---------
Payroll and related costs          $3,278      $1,849
Warranty and related reserves         956         868
Unearned revenue                      881         951
Other                               1,088         623
                                   ------      ------
                                   $6,203      $4,291


5.      Common Stock Splits

        On August 30, 1999, the Company completed a two-for-one stock split, effected in the form of a stock dividend of one share of Emulex Common Stock for each share of common stock outstanding to stockholders of record on August 16, 1999. All share, per share and related data presented in the condensed consolidated financial statements and footnotes have been retroactively adjusted to reflect this stock split. As the par value of the Company's common stock remained at $0.20 per share, all periods presented reflect a reclass from additional paid-in capital to common stock. Additionally, on December 15, 1999, the Company completed another two-for-one stock split, and the par value of the Company's common stock changed from $0.20 per share to $0.10 per share. All share and per share data presented in the condensed consolidated financial statements and footnotes have also been retroactively adjusted to reflect this stock split.

6.      Consolidation Charges

        On March 25, 1998, the Company announced plans to outsource the manufacturing of its product lines to K*TEC Electronics, a division of Kent Electronics Corporation. The Company made this strategic decision in an attempt to reduce required future capital expenditures and production costs, as well as to take advantage of K*TEC Electronics' consolidated purchasing power and materials management capabilities. This announcement resulted, among other things, in the decision to close the Company's Puerto Rico manufacturing subsidiary and to close selected sales offices. As a result of these actions, the Company anticipated a worldwide reduction of approximately 130 full-time employees and 45 temporary workers in Puerto Rico. During the quarter ended December 27, 1998, the Company sold the land and buildings at its former manufacturing facility in Puerto Rico which resulted in a gain of $777. No impairment had previously been recognized related to the land and buildings. Additionally, as the Company essentially completed this consolidation plan including all remaining headcount reductions, the Company recognized additional inventory charges related to consolidation of $678 and $1,304 during the three and six month periods ended December 27, 1998, respectively, related to the streamlining of the Company's products. When the initial consolidation charge was taken, management of the Company believed this inventory would be sold at positive margins. However, as the Company neared the closure of the manufacturing facility, it determined this inventory was no longer saleable and these additional reductions in inventory were recorded. Additionally, during the quarter ended December 27, 1998, the Company recognized an addition to other accrued consolidation charges of $416 recorded in operating expenses. The additional accrued consolidation charges were required primarily for additional costs incurred due to the longer length of time required to sell the building than was previously estimated. Overall, during the six months ended December 27, 1998, the Company recognized a net reduction in other accrued consolidation charges of $210 based on management's periodic review of the adequacy of the remaining consolidation accrual. As of June 27, 1999, this consolidation plan was substantially complete.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

COMPANY OVERVIEW

Emulex Corporation is a leading designer, developer and supplier of a broad line of fibre channel host adapters, hubs, Application Specific Integrated Circuits ("ASICs") and software products that enhance access to, and storage of, electronic data and applications. We believe that we are the only company that designs, develops and markets both fibre channel host adapters and hubs, two of the core components of a complete fibre channel solution. Our products are based on internally developed ASIC technology, are deployable across a variety of heterogeneous network configurations and operating systems, and support increasing volumes of stored data. Over the course of our history, we have also designed, developed and marketed traditional networking products such as printer servers and network access products, including communications servers and wide area network ("WAN") adapters. The Company markets to original equipment manufacturers ("OEMs") and end users through its own worldwide selling organizations, as well as two-tier distribution partners.

RESULTS OF OPERATIONS

The following table sets forth the percentage of net revenues represented by selected items from the unaudited Condensed Consolidated Statements of Operations. This table should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere herein. References to dollar amounts are in thousands, except per share data, unless otherwise specified.

                                                  Percentage of Net Revenues         Percentage of Net Revenues
                                                  For the Three Months Ended          For the Six Months Ended
                                                 ----------------------------       -----------------------------
                                                 December 26,     December 27,      December 26,     December 27,
                                                     1999             1998              1999             1998
                                                 ------------    ------------       -------------    ------------
Net revenues                                        100.0%           100.0%            100.0%           100.0%
                                                   ------           ------            ------           ------

Cost of sales                                        53.3             61.0              54.3             60.2
Cost of sales - inventory charges related
   to consolidation                                     -              4.3                 -              4.4
                                                   ------           ------            ------           ------
      Total cost of sales                            53.3             65.3              54.3             64.6
                                                   ------           ------            ------           ------

      Gross profit                                   46.7             34.7              45.7             35.4
                                                   ------           ------            ------           ------
Operating expenses:
  Engineering and development                        11.3             16.8              11.4             17.8
  Selling and marketing                               7.3             11.5               7.6             11.5
  General and administrative                          5.1              5.8               5.2              6.3
  Consolidation charges, net                            -             (2.3)                -             (3.2)
                                                   ------           ------            ------           ------
      Total operating expenses                       23.7             31.8              24.2             32.4
                                                   ------           ------            ------           ------

      Operating income                               23.0              2.9              21.5              3.0

Nonoperating income                                   6.0              0.2               6.2              0.2
                                                   ------           ------            ------           ------

Income before income taxes                           29.0              3.1              27.7              3.2

Income tax provision                                  2.9              0.3               2.8              0.3
                                                   ------           ------            ------           ------

Net income                                           26.1%             2.8%             24.9%             2.9%
                                                   ======           ======            ======           ======

THREE MONTHS ENDED DECEMBER 26, 1999, COMPARED TO THREE MONTHS ENDED DECEMBER 27, 1998

Net Revenues. Net revenues for the three months ended December 26, 1999, were $33,603, an increase of $17,857, or 113 percent, from $15,746 for the three months ended December 27, 1998. Net revenues for the quarter ended December 26, 1999, consisted of $24,452 from sales to OEMs, $9,031 from sales sold through distribution channels and $120 from sales directly to end users. This represents an increase in OEM sales of $13,580, or 125 percent, and an increase in distribution sales of $4,529, or 101 percent, compared to the same relative quarter of the prior fiscal year. These increases in net revenues were partially offset by a decrease in end-user sales of $252, or 68 percent.

Net revenues for the second fiscal quarter ended December 26, 1999, increased $4,707, or 16 percent, to $33,603 from $28,896 for the first fiscal quarter ended September 26, 1999. This sequential growth from the previous quarter is due to increased sales of the Company's fibre channel products, partially offset by continued maturation of the Company's older traditional networking products. There can be no assurance that the Company will continue to achieve these high growth rates, or favorable increases at all, when compared to the preceding quarter or the comparable period of the prior year.

From a product line perspective, net revenues generated from the Company's fibre channel products for the second quarter of fiscal 2000 ended December 26, 1999, were $28,304, or 84 percent of revenue. This represents an increase of $20,426, or 259 percent, from the comparable quarter of fiscal 1999. This increase in net revenues from the Company's fibre channel products is primarily the result of increased size of the market for fibre channel products and increased market acceptance of the Company's fibre channel products. Shipments in this emerging market have continued to be primarily to domestic and European OEMs. Net revenues from the Company's traditional networking products for the second quarter of fiscal 2000 were $5,299, or 16 percent of revenue. This represents a decrease of $2,569, or 33 percent, compared to the corresponding quarter of fiscal 1999. This decrease in net revenues from the Company's traditional networking products was principally due to ongoing maturation of these products and a decrease in the Company's focus on these products. The Company expects that these products will show continued maturation over fiscal 2000.

As the market for Emulex's traditional networking products matures and as Emulex focuses more of its resources on the fibre channel market, the Company expects that fibre channel product sales will represent a larger percentage of revenues and that total sales of its traditional networking products will decrease. The Company anticipates that future revenue from its fibre channel products will be a function of continued demand from OEMs which are currently shipping fibre channel products, launches of new fibre channel-based systems by the Company's current OEMs, additional design wins and increased distribution sales as this emerging market continues to develop. Although fibre channel represented 84 percent of the Company's net revenues for the quarter ended December 26, 1999, the market is in the early stages of its development, and there can be no assurance given that the Company's products will adequately meet the requirements of the market or achieve market acceptance. Because the Company's fibre channel products are designed to provide both an input/output and a networking connection between computers and storage devices, the Company's future revenues from its fibre channel products depend on the availability of other fibre channel products not manufactured or sold by the Company. Furthermore, the Company's fibre channel products are dependent upon components supplied by third parties for this emerging technology, and there can be no assurance that these components will be available at a competitive price and in the quantities desired or, if available, will function as needed.

In the quarter ended December 26, 1999, sales to Compaq accounted for 23 percent; sales to EMC, including Data General and McDATA, accounted for 21 percent; sales to Avnet accounted for 15 percent; and sales to IBM, including Sequent, accounted for 11 percent of the Company's net revenues. No other customer accounted for more than 10 percent of net revenues during this period. For the quarter ended December 27, 1998, sales to IBM, including Sequent, accounted for 22 percent of the Company's net revenues, and no other customer accounted for more than 10 percent of net revenues during this period. Sales to the Company's top five customers accounted for 76 percent of net revenues for the second quarter of fiscal 2000 compared to 55 percent in the comparable period of fiscal 1999.

Domestic net revenues were $23,943, or 71 percent of total net revenues, for the three months ended December 26, 1999, and $9,786, or 62 percent of total net revenues, for the three months ended December 27, 1998. This increase in domestic revenues of $14,157, or 145 percent, is principally due to the increasing level of fibre channel product shipments during the current fiscal year. International net revenues were $9,660, or 29 percent of total net revenues, for the three months ended December 26, 1999, and $5,960, or 38 percent of net revenues, for the three months ended for the December 27, 1998. This increase in international revenues of $3,700, or 62 percent, is also principally due to the increasing level of fibre channel product shipments during the current fiscal year. Although both domestic and international revenues have increased, domestic revenues have become a larger percent of net revenues due to the heavier concentration of fibre channel shipments to domestic OEMs.

Gross Profit. Cost of products sold includes the cost of production of finished products, as well as support costs and other expenses related to inventory management, manufacturing quality and order fulfillment. For the three months of fiscal 2000 ended December 26, 1999, gross profit increased $10,228, or 187 percent, to $15,693 from $5,465 for the comparable quarter of the prior fiscal year. Gross margin increased to 47 percent for the fiscal 2000 quarter compared to 35 percent in the same relative quarter of fiscal 1999. During the fiscal 1999 quarter, the Company recorded $678 of inventory charges related to consolidation in cost of products sold. When the initial consolidation charge was taken in fiscal 1998, which is discussed in more detail below, management believed this inventory would be sold at positive margins. However, as the Company neared the closure of its manufacturing facility, management determined this inventory was no longer saleable, and these additional reductions in inventory were recorded. Excluding this charge, gross profit for the fiscal 1999 quarter ended December 27, 1998, would have been $6,143 and gross margin would have been 39 percent. This improvement in gross margin from the prior fiscal year is primarily due to a continuing shift in product mix towards the Company's higher margin fibre channel products.

Engineering and development. Engineering and development expenses consist primarily of salaries and related expenses for personnel engaged in the design, development and technical support of the Company's products. These expenses include third-party fees paid to consultants, prototype development expenses and computer services costs related to supporting computer tools used in the design process. Engineering and development expenses were $3,799 and $2,640 for the quarters ended December 26, 1999, and December 27, 1998, representing 11 percent and 17 percent of net revenues, respectively. Engineering and development expenses increased by $1,159, or 44 percent, from the second quarter of fiscal 1999 to the second quarter of fiscal 2000 as the Company increased its investment in its fibre channel product development. Even though the Company has continued to increase its investment in fibre channel product development, it has not increased as quickly as revenue has expanded. Consequently, engineering and development has decreased as a percent of revenue. Because of the technical nature of the Company's products, engineering support is a critical part of the Company's strategy during both the development of its products and the support of its customers from product design through deployment into the market. Management intends to continue to make significant investments in the technical support and enhancement of the Company's current products, as well as the continued development of new products in the fibre channel market. Engineering and development expenses can fluctuate from quarter to quarter depending on several factors, including new product introduction schedules.

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in the marketing and sales of the Company's products, as well as trade shows, product literature and promotional support costs. Selling and marketing expenses were $2,438 and $1,812 for the quarters ended December 26, 1999, and December 27, 1998, representing seven percent and 12 percent of net revenues, respectively. Selling and marketing expenses for the second quarter of fiscal 2000 increased by $626, or 35 percent, from the comparable period of fiscal 1999. This increase was primarily due to increased salaries and commissions associated with the higher revenues and increased promotion and advertising costs. However, these selling and marketing costs have not expanded at the same rate as the Company's net revenues have. Consequently, as a percent of net revenues, selling and marketing expenses have decreased.

General and administrative. General and administrative expenses consist primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees and other associated corporate expenses. General and administrative expenses were $1,732 and $923 for the quarters ended December 26, 1999, and December 27, 1998, representing five percent and six percent of net revenues, respectively. General and administrative expenses increased by $809, or 88 percent, for the second quarter of fiscal 2000 compared to the equivalent quarter of fiscal 1999 primarily due to higher compensation associated with the higher revenues.

Consolidation Charges. On March 25, 1998, the Company announced plans to outsource the manufacturing of its product lines to K*TEC Electronics, a contract manufacturing division of Kent Electronics with advanced manufacturing capabilities which the Company requires for its new generation fibre channel designs. The Company made this strategic decision in an attempt to reduce required future capital expenditures and production costs, as well as to take advantage of K*TEC Electronics' consolidated purchasing power and materials management capabilities.

This announcement resulted in, among other things, the decision to close the Company's Puerto Rico manufacturing subsidiary and to close selected sales offices. During the quarter ended December 27, 1998, as the Company continued this consolidation plan, the Company completed the sale of the land and buildings at its former manufacturing facility in Puerto Rico which resulted in a gain of $777. No impairment had previously been recognized related to the land and buildings. Also, during the second quarter of fiscal 1999, the Company recorded additional consolidation charges of $416 based on management's review of the adequacy of the remaining consolidation accrual. Also in conjunction with the closure of the Company's Puerto Rico manufacturing operations, during the quarter ended December 27, 1998, the Company recorded additional reductions in inventory related to the streamlining of its product lines of $678 in cost of sales. When the initial consolidation charge was taken, management believed this inventory would be sold at positive margins. However, as the Company neared the closure of the manufacturing facility, management determined that this inventory was no longer saleable and these additional reductions in inventory were recorded. The Company substantially completed this consolidation plan in fiscal 1999.

Nonoperating Income. Nonoperating income consists primarily of interest income. The Company's nonoperating income increased $1,979 to $2,017 for the second quarter of fiscal 2000 compared to $38 for the second quarter of fiscal 1999. This increase in nonoperating income is primarily due to an increase in interest income associated with the investments of the funds the Company received from the secondary offering of common stock completed during the fourth quarter of fiscal 1999.

Income Taxes. For the quarters ended December 26, 1999, and December 27, 1998, the Company recorded a 10 percent tax provision in the amount of $974 and $49, respectively. The Company's low effective tax rate is primarily due to utilization in 1999 and 2000 of net operating loss carryforwards which were held net of a substantial valuation allowance. After these net operating loss carryforwards are utilized, and the corresponding valuation allowance is eliminated, management believes the Company will have an effective tax rate of approximately 35 percent assuming current enacted tax rates and current operating structure. In addition, under current generally accepted accounting principles and in accordance with the Company's policy, the Company could be required to reduce some or all of its valuation allowance prior to actual utilization of the net operating losses, which would result in the recognition of a significant immediate tax benefit for financial statement purposes and the expected effective tax rate of approximately 35 percent on an ongoing basis. However, there can be no assurance that the Company will ultimately generate adequate taxable income to utilize any or all of its existing net operating loss carryforwards or if utilized, that the actual effective tax rate on an ongoing basis would approximate 35 percent.

As a result of Emulex Caribe, the Company's former Puerto Rico subsidiary, entering into a tax-free plan of liquidation for U.S. income tax purposes in May 1998, the Company submitted a Ruling Request to Puerto Rico's Secretary of the Treasury. During 1999, the Company received a favorable response to the Ruling Request submitted to the Secretary of the Treasury of Puerto Rico. The liquidation of the Company's subsidiary, Emulex Caribe, during 1998 was structured to qualify for tax-free liquidation treatment under the provisions of both the U.S. and Puerto Rico tax law. The Company also received approval of the Closing Agreement submitted to the Secretary of the Treasury of Puerto Rico. Puerto Rico has agreed that neither Emulex Corporation nor Emulex Caribe will recognize a gain or loss as a result of the liquidation. The Secretary agreed to the Company's calculation of the amount of tollgate tax resulting from the deemed distribution from Emulex Caribe to the Company as a result of the liquidation.

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

SIX MONTHS ENDED DECEMBER 26, 1999, COMPARED TO SIX MONTHS ENDED DECEMBER 27,
1998

Net Revenues. Net revenues for the six months ended December 26, 1999, were $62,499, an increase of $32,702, or 110 percent, from $29,797 for the six months ended December 27, 1998. Net revenues for the six months ended December 26, 1999, consisted of $46,754 from sales to OEMs, $15,495 from sales sold through distribution channels and $250 from sales directly to end users. This represents an increase in OEM sales of $25,583, or 121 percent, and an increase in distribution sales of $7,688, or 98 percent, compared to the same relative period of the prior fiscal year. These increases were partially offset by a decrease in end-user sales of $569, or 69 percent.

From a product line perspective, net revenues generated from the Company's fibre channel products for the first six months of fiscal 2000 ended December 26, 1999, were $49,923, or 80 percent of net revenues. This represents an increase of $36,613, or 275 percent, from the comparable period of fiscal 1999. This increase in net revenues from the Company's fibre channel products is primarily the result of increased size of the market for fibre channel products and increased market acceptance of the Company's fibre channel products. Shipments in this emerging market have continued to be primarily to domestic and European OEMs. Net revenues from the Company's traditional networking products for the first six months of fiscal 2000 were $12,576, or 20 percent of net revenues. This represents a decrease of $3,911, or 24 percent, compared to the corresponding period of fiscal 1999. This decrease in net revenues from the Company's traditional networking products was principally due to ongoing maturation of these products and a decrease in the Company's focus on these products. The Company expects that these products will show continued maturation over fiscal 2000.

In the six months ended December 26, 1999, sales to Compaq accounted for 24 percent; sales to EMC, including Data General and McDATA, accounted for 18 percent; sales to IBM, including Sequent, accounted for 14 percent; and sales to Avnet accounted for 12 percent of the Company's net revenues. No other customer accounted for more than 10 percent of net revenues during this period. For the six months ended December 27, 1998, sales to IBM, including Sequent, accounted for 24 percent of the Company's net revenues, and no other customer accounted for more than 10 percent of net revenues during this period. Sales to the Company's top five customers accounted for 75 percent of net revenues for the first six months of fiscal 2000 compared to 52 percent in the comparable period of fiscal 1999.

Domestic net revenues were $44,402, or 71 percent of total net revenues, and $19,453, or 65 percent of total net revenues, for the six months ended December 26, 1999, and December 27, 1998, respectively. This increase in domestic revenues of $24,949, or 128 percent, is principally due to the increasing level of fibre channel product shipments during the current fiscal year. International net revenues were $18,097, or 29 percent of total net revenues, and $10,344, or 35 percent of net revenues, for the six months ended December 26, 1999, and December 27, 1998, respectively. This increase in international revenues of $7,753, or 75 percent, is also principally due to the increasing level of fibre channel product shipments during the current fiscal year. Although both domestic and international revenues have increased, domestic revenues have become a larger percent of net revenues due to the heavier concentration of fibre channel shipments to domestic OEMs.

Gross Profit. For the six months of fiscal 2000 ended December 26, 1999, gross profit increased $18,043, or 171 percent, to $28,590 from $10,547 for the comparable six months of the prior fiscal year. Gross margin increased to 46 percent for the fiscal 2000 six-month period compared to 35 percent for the respective period of fiscal 1999. During the six-month period ended December 27, 1998, the Company recorded $1,304 of inventory charges related to consolidation in cost of sales. When the initial consolidation charge, which is discussed in more detail below, was taken in fiscal 1998 management believed this inventory would be sold at positive margins. However, as the Company neared the closure of its manufacturing facility, management determined this inventory was no longer saleable, and these additional reductions in inventory were recorded. Excluding this charge, gross profit for the six months ended December 27, 1998, would have been $11,851 and gross margin would have been 40 percent. This improvement in gross margin from the prior fiscal year is primarily due to a continuing shift in product mix towards the Company's higher margin fibre channel products.

Engineering and development. Engineering and development expenses were $7,149 and $5,301 for the six months ended December 26, 1999, and December 27, 1998, representing 11 percent and 18 percent of net revenues, respectively. Engineering and development expenses increased by $1,848, or 35 percent, for the first six months of fiscal 2000 compared to the first six months of fiscal 1999 as the Company increased its investment in its fibre channel product development. Even though the Company has continued to increase its investment in fibre channel product development, it has not increased as quickly as revenue has expanded. Consequently, engineering and development has decreased as a percent of revenue. Because of the technical nature of the Company's products, engineering support is a critical part of the Company's strategy during both the development of its products and the support of its customers from product design through deployment into the market. Management intends to continue to make significant investments in the technical support and enhancement of the Company's current products, as well as the continued development of new products in the fibre channel market.

Selling and marketing. Selling and marketing expenses were $4,778 and $3,439 for the six months ended December 26, 1999, and December 27, 1998, representing eight percent and 12 percent of net revenues, respectively. Selling and marketing expenses for the first six months of fiscal 2000 increased by $1,339, or 39 percent, from the comparable period of fiscal 1999. This increase was primarily due to increased salaries and commissions associated with the higher revenues and increased promotion and advertising costs. However, these selling and marketing costs have not expanded at the same rate as the Company's net revenues have. Consequently, as a percent of net revenues, selling and marketing expenses have decreased.

General and administrative. General and administrative expenses were $3,237 and $1,886 for the six months ended December 26, 1999, and December 27, 1998, representing five percent and six percent of net revenues, respectively. General and administrative expenses increased by $1,351, or 72 percent, for the first six months of fiscal 2000 compared to the equivalent period of fiscal 1999 primarily due to higher compensation associated with the higher revenues.

Consolidation charges. As previously discussed, on March 25, 1998, the Company announced plans to outsource the manufacturing of its product lines to K*TEC Electronics. During the six months ended December 27, 1998, the Company completed the sale of the land and buildings at its former manufacturing facility in Puerto Rico that resulted in a gain of $777. No impairment had previously been recognized related to the land and buildings. Also in conjunction with the closure of the Company's Puerto Rico manufacturing operations, during the six months ended December 27, 1998, the Company recorded additional reductions in inventory related to the streamlining of its product lines of $1,304 in cost of sales. When the initial consolidation charge was taken in fiscal 1998, management believed this inventory would be sold at positive margins. However, as the Company neared the closure of the manufacturing facility, management determined that this inventory was no longer saleable and these additional reductions in inventory were recorded. Furthermore, during the first six months of fiscal 1999, the Company recorded a reduction of other accrued consolidation charges of $210 based on management's review of the adequacy of the remaining consolidation accrual. The Company substantially completed this consolidation plan in fiscal 1999.

Nonoperating Income. The Company's nonoperating income increased $3,821 to $3,871 for the first six months of fiscal 2000 compared to $50 for the first six months of fiscal 1999. This increase in nonoperating income is primarily due to an increase in interest income associated with the investments of the funds the Company received from the secondary offering of common stock completed during the fourth quarter of fiscal 1999.

Income Taxes. For the six months ended December 26, 1999, and December 27, 1998, the Company recorded a 10 percent tax provision in the amount of $1,730 and $96, respectively. The Company's low effective tax rate is primarily due to utilization of a portion of the Company's valuation allowance against certain net operating losses as discussed previously.

YEAR 2000

Many existing computer systems and applications use two digits rather than four to define the applicable year. These programs were designed without considering the impact of the upcoming change from 1999 to 2000. If such programs are not corrected, many computer systems could fail or create erroneous results at or beyond the year 2000. We consider a product to be "Year 2000 compliant" if the product's performance and functionality are unaffected by the processing of dates prior to, during and after the year 2000. The Company has considered the impact of Year 2000 issues on our products, computer systems, and applications. All of our current products are Year 2000 compliant; however, some products previously sold by the Company may not be Year 2000 compliant. The Company is prepared to update these non-compliant products as required under Company warranties and as required by law for all Year 2000 issues. Furthermore, the Company believes that the related financial exposure for any required updates to non-compliant products is not material. Additionally, the Company has reviewed and tested its internal computer systems and applications. The Company has identified and corrected all of the Year 2000 compliance issues according to vendor specifications. These reviews, tests, and corrections have not resulted in substantial expenditures to date. Furthermore, the Company does not anticipate any material expenditures in the future related to these issues; however, if any additional Year 2000 issues are identified, the related costs would continue to evolve. The Company completed a survey prior to the beginning of 2000 of its suppliers, contract manufacturer, significant customers, and financial institutions to evaluate their Year 2000 compliance plans and state of readiness and to determine whether any Year 2000 issues will impede the ability of such third parties to continue conducting business with the Company. The Company received satisfactory responses to these surveys. The Company believes that the most likely worst-case scenarios related to the Year 2000 issue that it may experience would be either an inability to obtain inventory components from suppliers or delays in receiving orders or payments from customers due to Year 2000 problems experienced by these third parties. The Company also believes it is possible to see a business slowdown if customers have purchased higher levels of inventories in prior periods in anticipation of a product disruption at the end of the calendar year. These events, if experienced, could have a material adverse effect on the Company's business, results of operations, and financial condition. Therefore, as a contingency plan to ensure the Company's ability to provide products and services to its customers, the Company has taken the additional precaution of maintaining a finished goods inventory sufficient to cover shipments for 30 to 45 days, and is maintaining an additional supply of key raw materials for the manufacture of its products. The Company has also asked key suppliers to increase their inventory levels of critical materials and components to act as a further safeguard. The Company also monitors the inventory levels of our customers to determine if an inventory build-up is occurring. The Company believes it has fully addressed all areas of this issue, including internal systems, products and third parties. To date, the Company has not experienced any significant impact from the change to Year 2000. However, the Company will continue to closely monitor this area through the quarter which will end on March 26, 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased by $4,686 during the first six months of fiscal 2000 from $22,284 as of June 27, 1999, to $17,598 as of December 26, 1999. This decrease in cash and cash equivalents is primarily due to the Company's investing activities, and is partially offset by an increase in cash and equivalents from operating activities. Operating activities, which include net income of $15,567, as well as changes in working capital balances, provided $21,480 of cash and cash equivalents for the six month period of fiscal 2000 compared to providing $342 of cash and cash equivalents during the six month period of the prior fiscal year. Investing activities, which include purchases of investments of $341,563, maturities of investments of $313,806, as well as the acquisition and disposition of property, plant and equipment, used $28,612 of cash and cash equivalents during the six month period of fiscal 2000 compared to providing $2,209 in the comparable period of fiscal 1999. The Company completed the sale of its production equipment and its former manufacturing facility in Puerto Rico during the six month period of fiscal 1999. The Company received net proceeds of $2,447 in cash and recognized a gain of $777 associated with the sale of this manufacturing facility. Net financing activities, which were limited to payments under capital lease obligations and proceeds from the exercise of stock options, provided $2,446 of cash and cash equivalents during the first six months of fiscal 2000 compared to providing $98 of cash and cash equivalents in the same relative period of the prior year.

The Company believes that its existing cash balances, facilities and equipment leases and anticipated cash flows from operating activities will be sufficient to support its working capital needs and capital expenditure requirements for at least the next twelve months.

RISK FACTORS

WE HAVE EXPERIENCED LOSSES IN OUR HISTORY.

We incurred a net loss of $10,838 for the fiscal year ended June 28, 1998. This net loss in 1998 included $5,314 of inventory charges related to consolidation and $7,231 of consolidation charges in conjunction with the closure of our Puerto Rico manufacturing operations and selected sales offices. Additionally, in fiscal year 1999, we had $1,304 of additional inventory charges related to this consolidation. While we have generated net income for 12 of the last 13 quarters through the quarter ended December 26, 1999, we cannot be certain that revenues will remain at current levels or improve or that we will be profitable at such revenue levels.

OUR OPERATING RESULTS ARE DIFFICULT TO FORECAST AND MAY BE ADVERSELY AFFECTED BY MANY FACTORS.

Our revenues and results of operations have varied on a quarterly basis in the past and potentially may vary significantly in the future. Accordingly, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful, and you should not rely on such comparisons as indications of our future performance. Our revenues and results of operations are difficult to forecast and could be adversely affected by many factors, including, among others:

    -   The size, timing and terms of customer orders;

    - The relatively long sales and deployment cycles for our products, particularly those sold through our OEM sales channels;

    -   Changes in our operating expenses;

    -   Our ability to develop and market new products;

    - The ability of our contract manufacturer to produce and distribute our products in a timely fashion;

    -   The market acceptance of our new fibre channel products;

    - The timing of the introduction or enhancement of products by us, our OEM customers and our competitors;

    -   The level of product and price competition;

    -   Our ability to expand our relationships with OEMs and distributors;

    -   Activities of, and acquisitions by, our competitors;

    -   Acquisitions made by us;

    -   Changes in technology, industry standards or consumer preferences;

    -   Increases in interest rates;

    - Changes in the mix of products sold, as our fibre channel adapter products typically have higher margins than our traditional networking products and our fibre channel hubs;

    -   Changes in the mix of sales channels;

    -   The level of international sales;

    -   Seasonality;

    -   Personnel changes;

    -   Changes in customer budgeting cycles;

    -   Foreign currency exchange rates; and

    -   General economic conditions.

As a result of these and other factors, our business, results of operations and financial condition could be materially adversely affected.

There are other factors that contribute to the variability of our sales as well. Historically, we have generally shipped products quickly after we receive orders, meaning that we do not always have a significant backlog of unfilled orders. As a result, our revenues in a given quarter may depend substantially on orders booked in that quarter. Also, we have typically generated a large percentage of our quarterly revenues in the last month of the quarter. Additionally, OEM customer purchases can vary significantly from quarter to quarter.

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

The size of our potential market is dependent upon the broad acceptance of fibre channel technology as an alternative to other technologies traditionally utilized for network and storage communications. The fibre channel market, while rapidly evolving and attracting an increasing number of market participants, is still at an early stage of development. We believe the fibre channel market will continue to expand and that our investment in the fibre channel market represents our greatest opportunity for revenue growth and profitability in the future. However, we cannot be certain that fibre channel products will gain broader market acceptance or that customers will choose our technology and products. Fibre channel products accounted for 84 percent of net revenues in the quarter ended December 26, 1999. If the fibre channel market fails to develop, develops more slowly than anticipated or attracts more competitors than we expect (as discussed below), our business, results of operations and financial condition would be materially adversely affected. A similar result would occur if our products do not achieve market acceptance.

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

While we have secured numerous design wins for our fibre channel products from OEM customers, nearly all of these customers are still at the very early stages of initial commercial shipments or at the developmental stage of incorporating fibre channel into their systems. Only a portion of OEM customers are in full commercial production of products that incorporate our fibre channel products. If our developmental and early stage customers are unable to or otherwise do not ship systems that incorporate our products, or if their shipped systems are not commercially successful, our business, results of operations and financial condition would be materially adversely affected.

THE LOSS OF ONE OR MORE CUSTOMERS COULD HARM OUR REVENUES.

For the six months ended December 26, 1999, sales to our top customer, Compaq, represented 24 percent of our net revenues. Additionally, sales to EMC, including Data General and McDATA, were 18 percent; sales to IBM, including Sequent, were 14 percent; and sales to Avnet were 12 percent of our net revenues for the six months ended December 26, 1999. Sales to IBM, including Sequent, represented 24 percent of our net revenues in the prior year's comparable period. Sales to our top five customers accounted for 75 percent of net revenues for the six months ended December 26, 1999, and for 52 percent of net revenues for the six months ended December 27, 1998. Although we have attempted to expand our base of customers, our revenues in the future may nonetheless be similarly derived from a limited number of customers especially given the consolidation the industry has recently experienced.

THE FAILURE OF ONE OR MORE OF OUR SIGNIFICANT CUSTOMERS TO MAKE TIMELY PAYMENTS COULD ADVERSELY AFFECT OUR BUSINESS.

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

THE LOSS OF ONE OR MORE OF OUR OEM OR DISTRIBUTOR CUSTOMERS COULD ADVERSELY AFFECT OUR BUSINESS.

We rely almost exclusively on OEMs and distributors for our sales. For the six months ended December 26, 1999, we derived approximately 75 percent of our net revenues from OEMs and 25 percent from distributors. In the comparable period of fiscal 1999, we derived approximately 71 percent of our net revenues from OEMs and 26 percent from distributors. We cannot be certain that we will retain our current OEM and distributor customers or that we will be able to recruit additional or replacement customers. As is common in an emerging technology industry, our agreements with OEMs and distributors are typically non-exclusive, have no volume commitments, and often may be terminated by either party without cause. Indeed, many of our OEM and distributor customers carry or utilize competing product lines. If we were to suddenly lose one or more important OEM or distributor customers to a competitor, our business, results of operations and financial condition could be materially adversely affected.

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

THE FAILURE OF OUR OEM CUSTOMERS TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE COULD ADVERSELY AFFECT OUR BUSINESS.

Our revenues depend significantly upon the ability and willingness of our OEM customers to develop and promote products on a timely basis that incorporate our technology. The ability and willingness of OEM customers to develop and promote such products is based upon a number of factors, such as:

    - The timely development by us and our OEM customers of new products with new functionality, increased speed and enhanced performance at acceptable prices;

    -   The development costs facing our OEM customers;

    - The compatibility of new products with both existing and emerging industry standards;

    -   Technological advances;

    -   Intellectual property issues; and

    -   Competition in general.

We cannot be certain of the ability or willingness of our OEM customers to continue developing, marketing and selling products that incorporate our technology. Our business is dependent on our relationships with our OEM and distributor customers, so the inability or unwillingness of any of our significant customers to develop or promote products that use our technology would have a material adverse effect on our business, results of operations and financial condition.

A SIGNIFICANT PERCENTAGE OF OUR REVENUES ARE FROM PRODUCT LINES THAT ARE BEING PHASED OUT.

We have shifted the focus of our business to fibre channel technology. However, our revenues still depend significantly on sales of our traditional networking products. These traditional networking products accounted for 20 percent of our net revenues for the first six months of fiscal 2000. If the maturation of these products were to occur faster than we anticipate, our business, results of operations and financial condition would be materially adversely affected.

OUR MARKETS ARE HIGHLY COMPETITIVE.

The markets for our products are highly competitive and are characterized by rapid technological advances, price erosion, frequent new product introductions and evolving industry standards. Our current and potential competition consists of major domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources than we have. We expect that an increasing number of companies will enter the markets for our fibre channel products. Furthermore, larger companies in other related industries may develop or acquire technologies and apply their significant resources, such as distribution channels and brand recognition, to acquire significant market share. Emerging companies attempting to obtain a share of the existing markets act as potential competition as well. Our competitors continue to introduce products with improved price/performance characteristics, and we will have to do the same to remain competitive. Increased competition could result in significant price competition, reduced revenues, lower profit margins or loss of market share, any of which would have a material adverse effect on our business, results of operations and financial condition. We cannot be certain that we will be able to compete successfully against either current or potential competitors in the future.

In the fibre channel market, we compete primarily against Agilent, Gadzoox, Interphase, JNI, LSI Logic, QLogic, Vixel and, to a lesser extent, several smaller companies. In the printer server market, we compete against Hewlett-Packard, Intel, Lexmark and a number of smaller companies. In the network access market, we compete against numerous networking companies who offer network access solutions. As is common in an emerging technology industry with non-exclusive development arrangements, many of our OEM customers arrange second source agreements to meet their requirements. Furthermore, in the future our OEM customers may develop products that compete with ours or purchase from our competitors and may terminate their relationships with us as a result.

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

DELAYS IN PRODUCT DEVELOPMENT COULD ADVERSELY AFFECT OUR BUSINESS.

We have experienced delays in product development in the past and may experience similar delays in the future. Given the short product life cycles in the markets for our products, any delay or unanticipated difficulty associated with new product introductions or product enhancements could have a material adverse effect on our business, results of operations and financial condition. Prior delays have resulted from numerous factors, such as:

    -   Changing OEM product specifications;

    -   Difficulties in hiring and retaining necessary personnel;

    - Difficulties in reallocating engineering resources and other resource limitations;

    -   Difficulties with independent contractors;

    -   Changing market or competitive product requirements;

    -   Unanticipated engineering complexity;

    -   Undetected errors or failures in software and hardware; and

    -   Delays in the acceptance or shipment of products by OEM customers.

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

THE LOSS OF THIRD-PARTY SUPPLIERS OR OUR CONTRACT MANUFACTURER COULD ADVERSELY AFFECT OUR BUSINESS.

We rely on third-party suppliers for components which are used in our products, and we have experienced delays or difficulty in securing components in the past. Delays or difficulty in securing components may be caused by numerous factors including, but not limited to:

    -   Discontinued production by a vendor;

    -   Natural disasters;

    -   Disruption in shipping channels;

    -   Difficulties associated with foreign operations, and

    -   Market shortages.

Additionally, key components that we use in our products may only be available from single sources with which we do not have long-term contracts. In particular, Intel is currently our sole supplier for microprocessors used in our fibre channel products. IBM, Finisar and Hewlett-Packard are currently our sole suppliers for components that enable some of our fibre channel products to connect to networks. Motorola is currently our sole supplier of a memory device incorporated into our fibre channel products. In addition, we rely on LSI Logic, Chip Express, Quicklogic and VLSI to manufacture ASICs for our products. The components we use for our fibre channel products are based on an emerging technology and may not be available with the performance characteristics or in the quantities that we require. Our future inability to supply products due to a lack of components or our inability to redesign products to accept alternatives in a timely manner would materially adversely affect our business, results of operations and financial condition.

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

THE INADEQUACY OF OUR INTELLECTUAL PROPERTY PROTECTIONS COULD ADVERSELY AFFECT OUR BUSINESS.

We believe that our continued success depends primarily on continuing innovation, marketing and technical expertise, as well as the quality of product support and customer relations. At the same time, our success is partially dependent on the proprietary technology contained in our products. We currently rely on a combination of patents, copyrights, trademarks, trade secret laws and contractual provisions to establish and protect our intellectual property rights in our products. For a more complete description of our intellectual property, you should read "Business--Intellectual Property" in the Company's recently filed Form 10-K. We cannot be certain that the steps we take to protect our intellectual property will adequately protect our proprietary rights, that others will not independently develop or otherwise acquire equivalent or superior technology, or that we can maintain such technology as trade secrets. In addition, the laws of some of the countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States or at all. Our failure to protect our intellectual property rights could have a material adverse effect on our business, results of operations and financial condition.

THIRD-PARTY CLAIMS OF INFRINGEMENT OF THEIR INTELLECTUAL PROPERTY COULD ADVERSELY AFFECT OUR BUSINESS.

We believe that our products and technology do not infringe on the intellectual property rights of others or upon intellectual property rights that may be granted in the future pursuant to pending applications. We occasionally receive communications from third parties alleging patent infringement, and there is always the chance that third parties may assert infringement claims against us. Any such claims, with or without merit, could result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. However, we have in the past and may be required in the future to obtain licenses of technology owned by other parties. We cannot be certain that the necessary licenses will be available or that they can be obtained on commercially reasonable terms. If we were to fail to obtain such royalty or licensing agreements in a timely manner and on reasonable terms, our business, results of operations and financial condition would be materially adversely affected.

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

OUR INTERNATIONAL BUSINESS ACTIVITIES SUBJECT US TO RISKS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

During the six months ended December 26, 1999, sales in the United States accounted for 71 percent of our net revenues, sales in Europe accounted for 26 percent of our net revenues, and sales in the Pacific Rim countries accounted for three percent of our net revenues. During the comparable six months in the prior fiscal year, sales in the United States accounted for 65 percent of net revenues, sales in Europe accounted for 29 percent of our net revenues, and sales in the Pacific Rim countries accounted for six percent of our net revenues. We expect that sales in the United States and Europe will continue to account for the substantial majority of our revenues for the foreseeable future.

We encounter risks inherent in international operations. All of our sales are currently denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. Our international business activities could be limited or disrupted by any of the following factors:

    -   The imposition of governmental controls and regulatory requirements;

    -   The costs and risks of localizing products for foreign countries;

    -   Restrictions on the export of technology;

    -   Financial and stock market dislocations;

    -   Increases in interest rates;

    -   Longer accounts receivable payment cycles;

    -   Potentially adverse tax consequences;

    -   The repatriation of earnings;

    -   The burden of complying with a wide variety of foreign laws;

    -   Trade restrictions; and

    -   Changes in tariffs.

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

OUR BUSINESS MAY BE HARMED BY YEAR 2000 ISSUES.

Many existing computer systems and applications use two digits rather than four to define the applicable year. These programs were designed without considering the impact of the change in the century. If such programs are not corrected, many computer systems could fail or create erroneous results at or beyond the year 2000. We consider a product to be "Year 2000 compliant" if the product's performance and functionality are unaffected by the processing of dates prior to, during and after the year 2000. Our current products are Year 2000 compliant. However, products which we previously sold and which may still be covered under warranties, may not be Year 2000 compliant. We are prepared to update these non-compliant products as required under Company warranties and as required by law for all Year 2000 issues. However, we cannot be certain that all potential Year 2000 issues have been identified or that the issues will be successfully resolved to the customers' satisfaction. Consequently, customers may bring litigation against vendors, including us. Any such claims, with or without merit, could result in a material adverse effect on our business, results of operations, and financial condition.

To date, we have not experienced any significant impact from the change to Year 2000. However, we will continue to closely monitor this area through our quarter which ends March 26, 2000.

Although our Year 2000 assessment and remediation processes have not generated any material expenditures to date, and we do not currently foresee any in the future, the costs related to this issue would continue to evolve if we identify and address any additional issues. The Company believes it has fully addressed all areas of this issue, including internal systems, products and third parties; however, the Company will continue to monitor these areas. Although we do not believe that the Year 2000 issue will pose any significant operational problems, there could be significant delays or failures in our systems, equipment, or processes, or those of third parties which affect us that have not yet arisen. Such delays or failures could have a material adverse effect on our business, results of operations, and financial condition.

WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE AND SUCH ADDITIONAL FINANCING MAY NOT BE AVAILABLE.

We currently anticipate that our available cash resources will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. However, we cannot assure you that such resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements. We may need to raise additional funds through public or private debt or equity financings in order to:

    - Take advantage of unanticipated opportunities, including more rapid international expansion or acquisitions of complementary businesses or technologies;

    -   Develop new products or services; or

    -   Respond to unanticipated competitive pressures.

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

POTENTIAL ACQUISITIONS MAY BE MORE COSTLY OR LESS PROFITABLE THAN ANTICIPATED.

We may pursue acquisitions that could provide new technologies, products or service offerings. Future acquisitions may involve the use of significant amounts of cash, potentially dilutive issuances of equity or equity-linked securities, incurrence of debt, or amortization expenses related to goodwill and other intangible assets. In addition, acquisitions involve numerous risks, including:

    - Difficulties in the assimilation of the operations, technologies, products and personnel of the acquired company;

    -   The diversion of management's attention from other business concerns;

    - Risks of entering markets in which we have no or limited prior experience; and

    -   The potential loss of key employees of the acquired company.

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

OUR STOCK PRICE IS VOLATILE.

The stock market in general, and the stock prices in technology-based companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public companies. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. Any of the following factors could have a significant impact on the market price of our common stock:

    -   Quarterly variations in operating results;

    -   Announcements of new products by us or our competitors;

    -   The gain or loss of significant customers;

    -   Changes in analysts' earnings estimates;

    -   Pricing pressures;

    -   Short-selling of our common stock;

    -   General conditions in the computer, storage or communications markets;
        or

    - Events affecting other companies that investors deem to be comparable to us.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

At December 26, 1999, the Company's investment portfolio consisted of fixed income securities, excluding those classified as cash equivalents, of $143,137. The Company has the positive intent and ability to hold these securities to maturity. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10 percent from the levels existing as of December 26, 1999, the decline in the fair value of the portfolio would not be material to the Company's financial position, results of operations and cash flows.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the Company was held on November 18, 1999. All share amounts related to the stockholder's meeting are the actual shares as of that date. They have not been adjusted for the two-for-one stock split on December 15, 1999. There were 17,519,618 shares of the Company's common stock issued, outstanding and entitled to vote at the meeting as of October 4, 1999, the record date. Proxies representing 15,721,695 common shares were received and tabulated. Five proposals were voted on at this meeting. First, the following members were elected to the Company's Board of Directors to hold office for the ensuing year:

Nominee                             In Favor             Withheld
Fred B. Cox                         13,278,292          2,443,403
Michael P. Downey                   13,278,184          2,443,511
Paul F. Folino                      13,276,534          2,445,161
Robert H. Goon                      13,278,234          2,443,461
Don M. Lyle                         13,278,184          2,443,511


The second proposal was to amend the Company's certificate of incorporation to increase the authorized common shares from 20,000,000 to 120,000,000 shares. This proposal also included a two-for-one stock split of outstanding shares of common stock of the Company and reduction in the par value of the common stock of the Company from $0.20 per share to $0.10 per share. This proposal was approved with 14,859,436 shares voted for approval, 859,413 against, 2,546 abstaining and broker non-votes of 300 shares.

The third proposal was for an amendment of the Company's Employee Stock Option Plan to increase the number of shares authorized by 725,000. This proposal was approved with 10,129,660 shares voted for approval, 5,550,418 against, 41,317 abstaining and broker non-votes of 300 shares.

The fourth proposal was for an amendment to the Company's 1997 Stock Option Plan for Non-Employee Directors to increase the number of shares authorized by 100,000 shares. This amendment was also approved with 15,006,503 shares voted for approval, 664,169 voted against, 50,723 abstaining and 300 broker non-votes.

The final proposal submitted to the stockholders of the Company was to ratify the selection of KPMG LLP as the Company's independent public accountants for fiscal year 2000. This proposal was approved with 15,680,486 shares voted for ratification, 4,034 voted against and 37,175 abstaining from the vote.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

    Exhibit 3.4 Certificate of Amendment of Certificate of Incorporation of the Registrant.

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

    Exhibit 27.1  Financial Data Schedule.

    Exhibit 99.1  Press Release related to December 15, 1999, stock split.


(b) The registrant has not filed any reports on Form 8-K during the period for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  February 9, 2000



                                     EMULEX CORPORATION



                                     By:  /s/ Paul F. Folino
                                          --------------------------------------
                                          Paul F. Folino
                                          President and Chief Executive Officer





                                     By:  /s/ Michael J. Rockenbach
                                          --------------------------------------
                                          Michael J. Rockenbach
                                          Vice President and
                                          Chief Financial Officer
                                          (Principal Financial & Chief
                                           Accounting Officer)

    EXHIBIT NO.                      DESCRIPTION
    -----------                      -----------
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

    Exhibit 3.4 Certificate of Amendment of Certificate of Incorporation of the Registrant.

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

    Exhibit 27.1  Financial Data Schedule.

    Exhibit 99.1  Press Release related to December 15, 1999, stock split.