Form 10-Q
period 2000-03-26
EMULEX CORP /DE/
filed 2000-05-09
CIK 350917

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                              ---------------------

(Mark One)
   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

       FOR THE QUARTERLY PERIOD ENDED MARCH 26, 2000

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

                               -----------------

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

As of May 4, 2000, the registrant had 36,112,075 shares of common stock outstanding.

================================================================================

                       EMULEX CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                           Page
                                                                           ----

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets
          March 26, 2000 and June 27, 1999                                   2

        Condensed Consolidated Statements of Income
          Three and nine months ended March 26, 2000
          and March 28, 1999                                                 3

        Condensed Consolidated Statements of Cash Flows
          Nine months ended March 26, 2000
          and March 28, 1999                                                 4

        Notes to Condensed Consolidated Financial Statements                 5

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                      7

Item 3. Quantitative and Qualitative Disclosures about Market Risk          22

Part II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                    22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       EMULEX CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)
                                   (unaudited)

                                                              March 26,       June 27,
Assets                                                          2000            1999
                                                              --------        --------
Current assets:
  Cash and cash equivalents                                   $ 16,269        $ 22,284
  Investments                                                  103,701          83,164
  Accounts and other receivables, net                           24,711          17,088
  Inventories, net                                              12,127          11,083
  Prepaid expenses                                                 945             475
  Deferred income taxes                                            594             244
                                                              --------        --------
      Total current assets                                     158,347         134,338

Property and equipment, net                                      3,703           3,168
Long term investments                                           52,039          32,216
Deferred income taxes and other assets                           3,719             269
                                                              --------        --------
                                                              $217,808        $169,991
                                                              ========        ========
Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                            $ 19,895        $ 11,395
  Accrued liabilities                                            7,266           4,291
  Income taxes payable and other current liabilities               608             358
                                                              --------        --------
      Total current liabilities                                 27,769          16,044

Deferred income taxes                                              216           2,054
                                                              --------        --------

                                                                27,985          18,098
                                                              --------        --------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value; 1,000,000 shares
    authorized (150,000 shares designated as Series A
    Junior Participating Preferred Stock); none issued
    and outstanding                                                 --              --
  Common stock, $0.10 par value; 120,000,000 shares
    authorized; 35,954,056 and 33,933,888 issued
    and outstanding at March 26, 2000 and
    June 27, 1999, respectively                                  3,595           3,393
  Additional paid-in capital                                   152,783         138,300
  Retained earnings                                             33,445          10,200
                                                              --------        --------

      Total stockholders' equity                               189,823         151,893
                                                              --------        --------

                                                              $217,808        $169,991
                                                              ========        ========

See accompanying notes to condensed consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)

                                                           Three Months Ended             Nine Months Ended
                                                       -------------------------     -------------------------
                                                       March 26,       March 28,     March 26,       March 28,
                                                         2000            1999          2000            1999
                                                       ---------       --------      ---------       --------
Net revenues                                            $36,518        $18,235        $99,017        $ 48,032
                                                        -------        -------        -------        --------

Cost of sales                                            19,149         10,826         53,058          28,772
Cost of sales - inventory charges related
   to consolidation                                          --             --             --           1,304
                                                        -------        -------        -------        --------
      Total cost of sales                                19,149         10,826         53,058          30,076
                                                        -------        -------        -------        --------

          Gross profit                                   17,369          7,409         45,959          17,956
                                                        -------        -------        -------        --------
Operating expenses:
   Engineering and development                            3,586          3,080         10,735           8,381
   Selling and marketing                                  2,492          1,695          7,270           5,134
   General and administrative                             1,884          1,146          5,121           3,032
   Consolidation charges, net                                --             --             --            (987)
                                                        -------        -------        -------        --------
     Total operating expenses                             7,962          5,921         23,126          15,560
                                                        -------        -------        -------        --------

     Operating income                                     9,407          1,488         22,833           2,396

Nonoperating income                                       2,405             17          6,276              67
                                                        -------        -------        -------        --------

Income before income taxes                               11,812          1,505         29,109           2,463

Income tax provision                                      4,134            150          5,864             246
                                                        -------        -------        -------        --------

Net income                                              $ 7,678        $ 1,355        $23,245        $  2,217
                                                        =======        =======        =======        ========

Net income per share:
   Basic                                                $  0.21        $  0.06        $  0.66        $   0.09
                                                        =======        =======        =======        ========
   Diluted                                              $  0.20        $  0.05        $  0.61        $   0.08
                                                        =======        =======        =======        ========

Number of shares used in per share computations:
   Basic                                                 35,754         24,632         35,149          24,589
                                                        =======        =======        =======        ========
   Diluted                                               38,430         27,647         38,173          27,026
                                                        =======        =======        =======        ========

See accompanying notes to condensed consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)


                                                                Nine Months Ended
                                                              ----------------------
                                                              March 26,    March 28,
                                                                2000         1999
                                                              ---------    ---------
Cash flows from operating activities:
Net income                                                    $  23,245     $ 2,217
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                1,154       1,172
     Loss (gain) on disposal of property, plant and
      equipment                                                      28        (749)
     Impairment of intangibles                                      175          --
     Provision for doubtful accounts                                398          44
     Deferred income taxes                                       (5,643)         --

  Changes in assets and liabilities:
     Accounts receivable                                         (8,021)     (4,588)
     Inventories                                                 (1,044)      1,181
     Prepaid expenses and other assets                             (640)       (130)
     Accounts payable                                             8,500       4,839
     Accrued liabilities                                          2,975      (2,722)
     Income taxes payable                                        11,483         214
                                                              ---------     -------
     Net cash provided by operating activities                   32,610       1,478

Cash flows from investing activities:
Net proceeds from sale of property, plant and equipment              30       2,995
Additions to property and equipment                              (1,735)     (1,375)
Purchases of investments                                       (474,713)         --
Maturities of investments                                       434,353          --
                                                              ---------     -------
     Net cash provided by (used in) investing activities        (42,065)      1,620
                                                              ---------     -------

Cash flows from financing activities:
Principal payments under capital leases                             (13)        (56)
Net proceeds from issuance of common stock under stock
  option plans                                                    3,453         153
                                                              ---------     -------
     Net cash provided by financing activities                    3,440          97
                                                              ---------     -------
Net increase (decrease) in cash and cash equivalents             (6,015)      3,195
Cash and cash equivalents at beginning of period                 22,284       1,776
                                                              ---------     -------
Cash and cash equivalents at end of period                    $  16,269     $ 4,971
                                                              =========     =======
Supplemental disclosures:
Cash paid during the period for:
  Interest                                                    $      15     $    58
  Income taxes                                                       28          53

During the nine months ended March 26, 2000, the Company recognized a credit to additional paid-in capital and a debit in income taxes payable of $11,232 related to the tax benefit from exercises of stock options under the Company's stock option plans.


See accompanying notes to condensed consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the financial position as of March 26, 2000, and June 27, 1999, and the results of operations for the three and nine months ended March 26, 2000, and March 28, 1999, and the statements of cash flows for the nine months then ended. Certain reclassifications have been made to the Condensed Consolidated Statements of Operations for the three and nine months ended March 28, 1999, to conform to the presentation for the three and nine months ended March 26, 2000. Interim results for the three and nine months ended March 26, 2000, are not necessarily indicative of the results that may be expected for the year ending July 2, 2000. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1999. References to dollar and share amounts are in thousands, except per share data, unless otherwise specified.

2.  Inventories

    Inventories, net, are summarized as follows:

                                            March 26,               June 27,
                                              2000                    1999
                                            ---------               --------
              Raw materials                  $   924                 $   805
              Finished goods                  11,203                  10,278
                                             -------                 -------
                                             $12,127                 $11,083
                                             =======                 =======

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

                                                               Three Months Ended            Nine Months Ended
                                                            -------------------------     ------------------------
                                                            March 26,       March 28,     March 26,      March 28,
                                                              2000            1999          2000           1999
                                                            ---------       ---------     ---------      ---------
    Numerator:
      Net income                                             $ 7,678        $ 1,355        $23,245        $ 2,217
                                                             =======        =======        =======        =======

    Denominator:
        Denominator for basic net income per
          share - weighted average shares outstanding         35,754         24,632         35,149         24,589
        Effect of dilutive securities:
          Dilutive options outstanding                         2,676          3,015          3,024          2,437
                                                             -------        -------        -------        -------
        Denominator for diluted net income per
          share - adjusted weighted average shares            38,430         27,647         38,173         27,026
                                                             =======        =======        =======        =======

    Basic net income per share                               $  0.21        $  0.06        $  0.66        $  0.09
                                                             =======        =======        =======        =======

    Diluted net income per share                             $  0.20        $  0.05        $  0.61        $  0.08
                                                             =======        =======        =======        =======

    Options to purchase 113 shares of common stock at prices in excess of $141.77 per share were outstanding at March 26, 2000, but were not included in the computation of diluted earnings per share for the three month period then ended. Furthermore, options to purchase 378 shares of common stock at prices in excess of $82.13 per share were outstanding at March 26, 2000, but were not included in the computation of diluted earnings per share for the nine month period then ended. Options to purchase 93 shares of common stock at prices in excess of $8.99 per share were outstanding at March 28, 1999, but were not included in the computation of diluted earnings per share for the three month period then ended. Additionally, options to purchase 314 shares of common stock at prices in excess of $5.57 per share were outstanding at March 28, 1999, but were not included in the computation of diluted earnings per share for the nine month period then ended. These options were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the respective periods, and therefore, the effect would be antidilutive.

4.  Accrued Liabilities

    Components of accrued liabilities are as follows:

                                                  March 26,        June 27,
                                                    2000             1999
                                                  ---------        --------

            Payroll and related costs              $3,826            $1,849
            Warranty and related reserves           1,053               868
            Unearned revenue                          902               951
            Other                                   1,485               623
                                                   ------            ------
                                                   $7,266            $4,291
                                                   ======            ======

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

6.  Consolidation Charges

    On March 25, 1998, the Company announced plans to outsource the manufacturing of its product lines to K*TEC Electronics, a division of Kent Electronics Corporation. The Company made this strategic decision in an attempt to reduce required future capital expenditures and production costs, as well as to take advantage of K*TEC Electronics' consolidated purchasing power and materials management capabilities. This announcement resulted, among other things, in the decision to close the Company's Puerto Rico manufacturing subsidiary and to close selected sales offices. As a result of these actions, the Company anticipated a worldwide reduction of approximately 130 full-time employees and 45 temporary workers in Puerto Rico. During the nine months ended March 28, 1999, the Company sold the land and buildings at its former manufacturing facility in Puerto Rico. This sale resulted in a gain of $777. No impairment had previously been recognized related to the land and buildings. Additionally, as the Company essentially completed this consolidation plan including all remaining headcount reductions, the Company recognized additional inventory charges related to consolidation of $1,304 during the nine months ended March 28, 1999, related to the streamlining of the Company's products. When the initial consolidation charge was taken, management of the Company believed this inventory would be sold at positive margins. However, as the Company neared the closure of the manufacturing facility, it determined this inventory was no longer saleable and these additional reductions in inventory were recorded. Additionally, during the nine months ended March 28, 1999, the Company recognized a net reduction in other accrued consolidation charges of $210 based on management's periodic review of the adequacy of the remaining consolidation accrual. As of June 27, 1999, this consolidation plan was substantially complete.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, the discussions in this Form 10-Q in general may contain certain forward-looking statements. In addition, when used in this Form 10-Q, the words "anticipates," "believes," "intends," "expects" and similar expressions are intended to identify forward-looking statements. Actual future results could differ materially from those described in the forward-looking statements as a result of factors discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations set forth below, as well as in "Risk Factors" set forth herein, and in the Company's most recently filed Annual Report on Form 10-K. The Company cautions the reader, however, that these lists of risk factors may not be exhaustive. The Company expressly disclaims any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances. References contained herein to "Emulex," the "Company," "we," "our" and "us" refer to Emulex Corporation and its subsidiaries.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage of net revenues represented by selected items from the unaudited Condensed Consolidated Statements of Income. This table should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere herein. References to dollar amounts are in thousands, except per share data, unless otherwise specified.

                                             Percentage of Net Revenues  Percentage of Net Revenues
                                             For the Three Months Ended   For the Nine Months Ended
                                             --------------------------  --------------------------
                                               March 26,     March 28,     March 26,     March 28,
                                                 2000          1999          2000          1999
                                               ---------     ---------     ---------     ---------
Net revenues                                     100.0%        100.0%        100.0%        100.0%
                                                 -----         -----         -----         -----

Cost of sales                                     52.4          59.4          53.6          59.9
Cost of sales - inventory charges related
   to consolidation                                 --            --            --           2.7
                                                 -----         -----         -----         -----
      Total cost of sales                         52.4          59.4          53.6          62.6
                                                 -----         -----         -----         -----

      Gross profit                                47.6          40.6          46.4          37.4
                                                 -----         -----         -----         -----
Operating expenses:
  Engineering and development                      9.8          16.9          10.8          17.5
  Selling and marketing                            6.8           9.3           7.3          10.7
  General and administrative                       5.2           6.2           5.2           6.2
  Consolidation charges, net                        --            --            --          (2.0)
                                                 -----         -----         -----         -----
      Total operating expenses                    21.8          32.4          23.3          32.4
                                                 -----         -----         -----         -----

      Operating income                            25.8           8.2          23.1           5.0

Nonoperating income                                6.5           0.1           6.3           0.1
                                                 -----         -----         -----         -----

Income before income taxes                        32.3           8.3          29.4           5.1

Income tax provision                              11.3           0.9           5.9           0.5
                                                 -----         -----         -----         -----

Net income                                        21.0%          7.4%         23.5%          4.6%
                                                 =====         =====         =====         =====

THREE MONTHS ENDED MARCH 26, 2000, COMPARED TO THREE MONTHS ENDED MARCH 28, 1999

Net Revenues. Net revenues for the three months ended March 26, 2000, were $36,518, an increase of $18,283, or 100 percent, from $18,235 for the three months ended March 28, 1999. Net revenues for the quarter ended March 26, 2000, consisted of $24,960 from sales to OEMs, $11,498 from sales sold through distribution channels and $60 from sales directly to end users. This represents an increase in OEM sales of $10,442, or 72 percent, and an increase in distribution sales of $8,077, or 236 percent, compared to the same relative quarter of the prior fiscal year. These increases in net revenues were partially offset by a decrease in end-user sales of $236, or 80 percent.

Net revenues for the third fiscal quarter ended March 26, 2000, increased $2,915, or nine percent, to $36,518 from $33,603 for the second fiscal quarter ended December 26, 1999. This sequential growth from the previous quarter is primarily due to increased sales of the Company's fibre channel products. There can be no assurance that the Company will continue to achieve these growth rates, or favorable increases at all, when compared to the preceding quarter or the comparable period of the prior year.

From a product line perspective, net revenues generated from the Company's fibre channel products for the third quarter of fiscal 2000 ended March 26, 2000, were $30,976, or 85 percent of revenue. This represents an increase of $19,640, or 173 percent, from the comparable quarter of fiscal 1999. This increase in net revenues from the Company's fibre channel products is primarily the result of the increased size of the market for fibre channel products and the increased market acceptance of the Company's fibre channel products. The Company's revenue in this emerging market has continued to be generated from OEMs taking product directly and through distribution channels. Net revenues from the Company's traditional networking products for the third quarter of fiscal 2000 were $5,542, or 15 percent of revenue. This represents a decrease of $1,357, or 20 percent, compared to the corresponding quarter of fiscal 1999. This decrease in net revenues from the Company's traditional networking products was principally due to ongoing maturation of these products and a decrease in the Company's focus on these products. The Company expects that these products will show continued maturation through calendar 2000.

As the market for Emulex's traditional networking products matures and as Emulex focuses more of its resources on the fibre channel market, the Company expects that fibre channel product sales will represent a larger percentage of revenues and that total sales of its traditional networking products will decrease. The Company anticipates that future revenue from its fibre channel products will be a function of continued demand from OEMs that are currently shipping fibre channel products, launches of new fibre channel-based systems by the Company's current OEMs, additional design wins and increased distribution sales as this emerging market continues to develop. Although fibre channel represented 85 percent of the Company's net revenues for the quarter ended March 26, 2000, the market is still in the early stages of its development, and there can be no assurance given that the Company's products will continue to adequately meet the requirements of the market or achieve market acceptance. Because the Company's fibre channel products are designed to provide both an input/output and a networking connection between computers and storage devices, the Company's future revenues from its fibre channel products depend on the availability of other fibre channel products not manufactured or sold by the Company. Furthermore, the Company's fibre channel products are dependent upon components supplied by third parties for this emerging technology, and there can be no assurance that these components will be available at a competitive price and in the quantities desired or, if available, will function as needed.

In the quarter ended March 26, 2000, sales to IBM, including Sequent, accounted for 16 percent; sales to EMC, including Data General and McDATA, accounted for 15 percent; sales to Avnet accounted for 14 percent; sales to Compaq accounted for 12 percent; and sales to Bell Microproducts accounted for 12 percent of the company's net revenues. No other customer accounted for more than 10 percent of net revenues during this period. For the quarter ended March 28, 1999, sales to IBM, including Sequent, accounted for 30 percent; sales to Compaq accounted for 13 percent; and sales to EMC, including Data General and McDATA, accounted for 12 percent of the Company's net revenues. No other customer accounted for more than 10 percent of net revenues during this period. Sales to the Company's top five customers accounted for 68 percent of net revenues for the third quarter of fiscal 2000 compared to 64 percent in the comparable period of fiscal 1999.

Domestic net revenues were $24,793, or 68 percent of total net revenues, for the three months ended March 26, 2000, and $12,664, or 69 percent of total net revenues, for the three months ended March 28, 1999. This increase in domestic revenues of $12,129, or 96 percent, is principally due to the increasing level of fibre channel product shipments during the current fiscal year. The increase in fibre channel shipments is primarily the result of the increased size of the market for fibre channel products and the increased market acceptance of the Company's fibre channel products. International net revenues were $11,725, or 32 percent of total net revenues, for the three months ended March 26, 2000, and $5,571, or 31 percent of net revenues, for the three months ended March 28, 1999. This increase in international revenues of $6,154, or 110 percent, is also principally due to the increasing level of fibre channel product shipments during the current fiscal year.

Gross Profit. Cost of products sold includes the cost of production of finished products, as well as support costs and other expenses related to inventory management, manufacturing quality and order fulfillment. For the three months of fiscal 2000 ended March 26, 2000, gross profit increased $9,960, or 134 percent, to $17,369 from $7,409 for the comparable quarter of the prior fiscal year. Gross margin increased to 48 percent for the quarter ended March 26, 2000, compared to 41 percent in the same relative quarter of fiscal 1999, due to the increasing mix of higher margin fibre channel products relative to the Company's lower margin traditional networking products.

Engineering and development. Engineering and development expenses consist primarily of salaries and related expenses for personnel engaged in the design, development and technical support of the Company's products. These expenses include third-party fees paid to consultants, prototype development expenses and computer services costs related to supporting computer tools used in the design process. Engineering and development expenses were $3,586 and $3,080 for the quarters ended March 26, 2000, and March 28, 1999, representing 10 percent and 17 percent of net revenues, respectively. Engineering and development expenses increased by $506, or 16 percent, from the third quarter of fiscal 1999 to the third quarter of fiscal 2000 as the Company increased its investment in its fibre channel product development. Even though the Company has continued to increase its investment in fibre channel product development, it has not increased as quickly as revenue has expanded. Consequently, engineering and development has decreased as a percentage of revenue. Because of the technical nature of the Company's products, engineering support is a critical part of the Company's strategy during both the development of its products and the support of its customers from product design through deployment into the market. Management intends to continue to make significant investments in the technical support and enhancement of the Company's current products, as well as the continued development of new products in the fibre channel market. Engineering and development expenses can fluctuate from quarter to quarter depending on several factors, including new product introduction schedules, hiring patterns and depreciation of capital equipment.

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in the marketing and sales of the Company's products, as well as trade shows, product literature and promotional support costs. Selling and marketing expenses were $2,492 and $1,695 for the quarters ended March 26, 2000, and March 28, 1999, representing seven and nine percent of net revenues, respectively. Selling and marketing expenses for the third quarter of fiscal 2000 increased by $797, or 47 percent, from the comparable period of fiscal 1999. This increase was primarily due to increased salaries and commissions associated with the higher revenues and increased promotion and advertising costs. However, as a portion of the selling and marketing expenses is fixed, the expenses have not expanded at the same rate as the Company's net revenues. Consequently, as a percentage of net revenues, selling and marketing expenses have decreased slightly.

General and administrative. General and administrative expenses consist primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees and other associated corporate expenses. General and administrative expenses were $1,884 and $1,146 for the quarters ended March 26, 2000, and March 28, 1999, representing five and six percent of net revenues, respectively. General and administrative expenses increased by $738, or 64 percent, for the third quarter of fiscal 2000 compared to the equivalent quarter of fiscal 1999 primarily due to higher compensation associated with the higher revenues. Similar to selling and marketing expenses, these expenses have not expanded at the same rate as the Company's net revenues. Consequently, as a percentage of net revenues, general and administrative expenses have also decreased slightly.

Nonoperating Income. Nonoperating income consists primarily of interest income. The Company's nonoperating income increased $2,388 to $2,405 for the third quarter of fiscal 2000 compared to $17 for the third quarter of fiscal 1999. This increase in nonoperating income is primarily due to an increase in interest income associated with the investments of the funds the Company received from the secondary offering of common stock completed during the fourth quarter of fiscal 1999.

Income Taxes. For the quarter ended March 26, 2000, the Company recorded a 35 percent tax provision in the amount of $4,134. For the quarter ended March 28, 1999, the Company recorded a 10 percent tax provision in the amount of $150. The lower effective tax rate in 1999 was due to utilization of net operating loss carryforwards which were held net of a substantial valuation allowance. During the quarter ended March 26, 2000, the large difference between the exercise prices of the Company's stock options and the related market prices created a significant tax deduction, and as such it was determined that it was not more likely than not that the remaining deferred tax assets would be realized. As a result, no valuation allowance was released for the quarter ended March 26, 2000 which resulted in the 35 percent tax provision. Management is continuing to analyze the Company's effective tax rate in light of the current year and projected results of operations. Though this analysis for the fourth quarter of fiscal 2000 is not yet complete, management currently expects the Company's effective tax rate to equal or exceed 35 percent for the fourth quarter of fiscal 2000 and through fiscal 2001. (See discussion of Income Taxes for nine months ended March 26, 2000.)

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

NINE MONTHS ENDED MARCH 26, 2000, COMPARED TO NINE MONTHS ENDED MARCH 28, 1999

Net Revenues. Net revenues for the nine months ended March 26, 2000, were $99,017, an increase of $50,985, or 106 percent, from $48,032 for the nine months ended March 28, 1999. Net revenues for the nine months ended March 26, 2000, consisted of $71,714 from sales to OEMs, $26,993 from sales sold through distribution channels and $310 from sales directly to end users. This represents an increase in OEM sales of $36,025, or 101 percent, and an increase in distribution sales of $15,765, or 140 percent, compared to the same relative period of the prior fiscal year. These increases were partially offset by a decrease in end-user sales of $805, or 72 percent.

From a product line perspective, net revenues generated from the Company's fibre channel products for the first nine months of fiscal 2000 ended March 26, 2000, were $80,899, or 82 percent of net revenues. This represents an increase of $56,253, or 228 percent, from the comparable period of fiscal 1999. This increase in net revenues from the Company's fibre channel products is primarily the result of the increased size of the market for fibre channel products and the increased market acceptance of the Company's fibre channel products. The Company's revenue in this emerging market has continued to be generated from OEMs taking product directly and through distribution channels. Net revenues from the Company's traditional networking products for the first nine months of fiscal 2000 were $18,118, or 18 percent of net revenues. This represents a decrease of $5,268, or 23 percent, compared to the corresponding period of fiscal 1999. This decrease in net revenues from the Company's traditional networking products was principally due to ongoing maturation of these products and a decrease in the Company's focus on these products. The Company expects that these products will show continued maturation through calendar 2000.

In the nine months ended March 26, 2000, sales to Compaq accounted for 20 percent; sales to EMC, including Data General and McDATA, accounted for 17 percent; sales to IBM, including Sequent, accounted for 15 percent; and sales to Avnet accounted for 13 percent of the Company's net revenues. No other customer accounted for more than 10 percent of net revenues during this period. For the nine months ended March 28, 1999, sales to IBM, including Sequent, accounted for 26 percent; and sales to EMC, including Data General and McDATA, accounted for 10 percent of the Company's net revenues. No other customer accounted for more than 10 percent of net revenues during this period. Sales to the Company's top five customers accounted for 73 percent of net revenues for the first nine months of fiscal 2000 compared to 56 percent in the comparable period of fiscal 1999.

Domestic net revenues were $69,195, or 70 percent of total net revenues, and $32,117, or 67 percent of total net revenues, for the nine months ended March 26, 2000, and March 28, 1999, respectively. This increase in domestic revenues of $37,078, or 115 percent, is principally due to the increasing level of fibre channel product shipments during the current fiscal year. The increase in fibre channel shipments is primarily the result of the increased size of the market for fibre channel products and the increased market acceptance of the Company's fibre channel products. International net revenues were $29,822, or 30 percent of total net revenues, and $15,915, or 33 percent of total net revenues, for the nine months ended March 26, 2000, and March 28, 1999, respectively. This increase in international revenues of $13,907, or 87 percent, is also principally due to the increasing level of fibre channel product shipments during the current fiscal year. Although both domestic and international revenues have increased, domestic revenues have become a larger percent of net revenues due to the heavier concentration of fibre channel shipments to domestic OEMs.

Gross Profit. For the nine months ended March 26, 2000, gross profit increased $28,003, or 156 percent, to $45,959 from $17,956 for the comparable nine months of fiscal 1999. Gross margin increased to 46 percent for the nine month ended March 26, 2000 compared to 37 percent for the respective nine month period of fiscal 1999. During the nine month period of fiscal 1999, the Company recorded $1,304 of inventory charges related to consolidation in cost of sales. When the initial consolidation charge, which is discussed in more detail below, was taken in fiscal 1998, management believed this inventory would be sold at positive margins. However, as the Company neared the closure of its manufacturing facility, management determined this inventory was no longer saleable, and these additional reductions in inventory were recorded. Excluding this charge, gross profit for the nine months ended March 28, 1999 would have been $19,260 and gross margin would have been 40 percent. This improvement in gross margin from the corresponding period of fiscal 1999 is primarily due to a continuing shift in product mix towards the Company's higher margin fibre channel products.

Engineering and development. Engineering and development expenses were $10,735 and $8,381 for the nine months ended March 26, 2000, and March 28, 1999, representing 11 percent and 17 percent of net revenues, respectively. Engineering and development expenses increased by $2,354, or 28 percent, for the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999 as the Company increased its investment in its fibre channel product development. Even though the Company has continued to increase its investment in fibre channel product development, it has not increased as quickly as revenue has expanded. Consequently, engineering and development has decreased as a percentage of revenue. Because of the technical nature of the Company's products, engineering support is a critical part of the Company's strategy during both the development of its products and the support of its customers from product design through deployment into the market. Management intends to continue to make significant investments in the technical support and enhancement of the Company's current products, as well as the continued development of new products in the fibre channel market.

Selling and marketing. Selling and marketing expenses were $7,270 and $5,134 for the nine months ended March 26, 2000, and March 28, 1999, representing seven percent and 11 percent of net revenues, respectively. Selling and marketing expenses for the first nine months of fiscal 2000 increased by $2,136, or 42 percent, from the comparable period of fiscal 1999. This increase was primarily due to increased salaries and commissions associated with the higher revenues and increased promotion and advertising costs. However, as a portion of the selling and marketing expenses is fixed, these expenses have not expanded at the same rate as the Company's net revenues. Consequently, as a percentage of net revenues, selling and marketing expenses have decreased.

General and administrative. General and administrative expenses were $5,121 and $3,032 for the nine months ended March 26, 2000, and March 28, 1999, representing five percent and six percent of net revenues, respectively. General and administrative expenses increased by $2,089, or 69 percent, for the first nine months of fiscal 2000 compared to the equivalent period of fiscal 1999, primarily due to higher compensation associated with the higher revenues. Similar to selling and marketing expenses, these expenses have not expanded at the same rate as the Company's net revenues. Consequently, as a percentage of net revenues, general and administrative expenses have decreased slightly.

Consolidation Charges. On March 25, 1998, the Company announced plans to outsource the manufacturing of its product lines to K*TEC Electronics, a contract manufacturing division of Kent Electronics with advanced manufacturing capabilities which the Company requires for its new generation fibre channel designs. The Company made this strategic decision in an attempt to reduce required future capital expenditures and production costs, as well as to take advantage of K*TEC Electronics' consolidated purchasing power and materials management capabilities. This announcement resulted in, among other things, the decision to close the Company's Puerto Rico manufacturing subsidiary and to close selected sales offices. During the nine month period ended March 28, 1999, as the Company was completing this consolidation plan, the Company completed the sale of the land and buildings at its former manufacturing facility in Puerto Rico. The sale resulted in a gain of $777. No impairment had previously been recognized related to the land and buildings. Also in conjunction with the closure of the Company's Puerto Rico manufacturing operations, during the nine months ended March 28, 1999, the Company recorded additional reductions in inventory related to the streamlining of its product lines of $1,304 in cost of sales. When the initial consolidation charge was taken in fiscal 1998, management believed this inventory would be sold at positive margins. However, as the Company neared the closure of the manufacturing facility, management determined that this inventory was no longer saleable and these additional reductions in inventory were recorded. Furthermore, during the first nine months of fiscal 1999, the Company recorded a net reduction of other accrued consolidation charges of $210 based on management's review of the adequacy of the remaining consolidation accrual. The Company substantially completed this consolidation plan in fiscal 1999.

Nonoperating Income. The Company's nonoperating income increased $6,209 to $6,276 for the first nine months of fiscal 2000 compared to $67 for the first nine months of fiscal 1999. This increase in nonoperating income is primarily due to an increase in interest income associated with the investments of the funds the Company received from the secondary offering of common stock completed during the fourth quarter of fiscal 1999.

Income Taxes. For the nine months ended March 26, 2000, the Company recorded a 20 percent tax provision in the amount of $5,864. The Company's effective tax rate of 20 percent for this period includes a benefit in the first and second quarters of fiscal 2000 for the reduction of the valuation allowance held against certain net operating loss carryforwards, as discussed in the following paragraph. For the nine months ended March 28, 1999, the Company recorded a 10 percent tax provision in the amount of $246. The Company's effective tax rate of 10 percent for this period of fiscal 1999 is primarily due to utilization of certain net operating losses as discussed previously.

For the quarters ended September 26, 1999 and December 26, 1999, the Company's deferred tax valuation allowance was reduced by $2,321 and $3,323, respectively, due to the assessment of the recoverability of a portion of the Company's net operating loss carryforwards due to the profitability levels being incurred by the Company. For the quarter ended March 26, 2000, despite the continued levels of profitability, the large difference between the exercise prices of the Company's stock options and the related market prices created a significant tax deduction, and as such it was determined that it was not more likely than not that the remaining deferred tax assets would be realized. As a result, no valuation allowance was released for the quarter ended March 26, 2000.

YEAR 2000

Many existing computer systems and applications use two digits rather than four to define the applicable year. These programs were designed without considering the impact of the change from 1999 to 2000. The Company has continued to monitor this situation and has determined, to date, that no material issues have resulted from the date change. Furthermore, the Company's remediation and preparation for the date change did not have a material effect on the Company's business, financial condition or results of operations.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (SAB101) "Revenue Recognition in Financial Statements." This Staff Accounting Bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company does not expect the issuance of SAB101 to have a material impact on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased by $6,015 during the first nine months of fiscal 2000 from $22,284 as of June 27, 1999, to $16,269 as of March 26, 2000. This decrease in cash and cash equivalents is primarily due to the Company's investing activities, and is partially offset by an increase in cash and equivalents provided by operating activities. Operating activities; which include net income of $23,245, increases in income taxes payable of $11,483 and accounts payable of $8,500, offset by an increase in accounts receivable of $8,021, as well as changes in other working capital balances; provided $32,610 of cash and cash equivalents for the nine month period of fiscal 2000. Operating activities provided $1,478 of cash and cash equivalents during the comparable nine month period of fiscal 1999. Investing activities, which include purchases of investments of $474,713, maturities of investments of $434,353, as well as the acquisition and disposition of property, plant and equipment, used $42,065 of cash and cash equivalents during the nine month period ended March 26, 2000 compared to using $1,620 in the comparable period of fiscal 1999. The Company completed the sale of its production equipment and its former manufacturing facility in Puerto Rico during the nine month period of fiscal 1999. The Company received net proceeds of $2,447 in cash and recognized a gain of $777 associated with the sale of this manufacturing facility.

Net financing activities, which were limited to payments under capital lease obligations and proceeds from the exercise of stock options, provided $3,440 of cash and cash equivalents during the first nine months of fiscal 2000 compared to providing $97 of cash and cash equivalents in the same relative period of the prior fiscal year.

As part of the Company's continued investment in fibre channel product development, the Company expects to increase its capital expenditures, most notably for engineering and development. The Company believes that its existing cash balances, facilities and equipment leases and anticipated cash flows from operating activities will be sufficient to support its working capital needs and capital expenditure requirements for at least the next 12 months.

RISK FACTORS

WE HAVE EXPERIENCED LOSSES IN OUR HISTORY.

We have experienced losses in our history, most recently a net loss of $10,838 for the fiscal year ended June 28, 1998. This net loss in 1998 included $5,314 of inventory charges related to consolidation and $7,231 of consolidation charges in conjunction with the closure of our Puerto Rico manufacturing operations and selected sales offices. While we have generated net income for 13 of the last 14 quarters through the quarter ended March 26, 2000, we cannot be certain that revenues will remain at current levels or improve or that we will be profitable at such revenue levels.

OUR OPERATING RESULTS ARE DIFFICULT TO FORECAST AND MAY BE ADVERSELY AFFECTED BY MANY FACTORS.

Our revenues and results of operations have varied on a quarterly basis in the past and potentially may vary significantly in the future. Accordingly, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful, and you should not rely on such comparisons as indications of our future performance. Our revenues and results of operations are difficult to forecast and could be adversely affected by many factors, including, among others:

    o  The size, timing and terms of customer orders;

    o The relatively long sales and deployment cycles for our products, particularly those sold through our OEM sales channels;

    o  Changes in our operating expenses;

    o  Our ability to develop and market new products;

    o The ability of our contract manufacturer to produce and distribute our products in a timely fashion;

    o  The market acceptance of our new fibre channel products;

    o The timing of the introduction or enhancement of products by us, our OEM customers and our competitors;

    o  The level of product and price competition;

    o  Our ability to expand our relationships with OEMs and distributors;

    o  Activities of, and acquisitions by, our competitors;

    o  Acquisitions made by us;

    o  Changes in technology, industry standards or consumer preferences;

    o  Increases in interest rates;

    o Changes in the mix of products sold, as our fibre channel adapter products typically have higher margins than our traditional networking products and our fibre channel hubs;

    o  Changes in the mix of sales channels;

    o  The level of international sales;

    o  Seasonality;

    o  Personnel changes;

    o  Changes in customer budgeting cycles;

    o  Foreign currency exchange rates; and

    o  General economic conditions.

As a result of these and other factors, our business, results of operations and financial condition could be materially adversely affected.

There are other factors that contribute to the variability of our sales as well. Historically, we have generally shipped products quickly after we receive orders, meaning that we do not always have a significant backlog of unfilled orders. As a result, our revenues in a given quarter may depend substantially on orders booked in that quarter. Also, we have typically generated a large percentage of our quarterly revenues in the last month of the quarter. Additionally, individual OEM customer purchases can vary significantly from quarter to quarter.

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

The size of our potential market is dependent upon the broad acceptance of fibre channel technology as an alternative to other technologies traditionally utilized for network and storage communications. The fibre channel market, while rapidly evolving and attracting an increasing number of market participants, is still at an early stage of development. We believe the fibre channel market will continue to expand and that our investment in the fibre channel market represents our greatest opportunity for revenue growth and profitability in the future. However, we cannot be certain that fibre channel products will gain broader market acceptance or that customers will choose our technology and products. Fibre channel products accounted for 85 percent of net revenues in the quarter ended March 26, 2000. If the fibre channel market fails to develop, develops more slowly than anticipated or attracts more competitors than we expect (as discussed below), our business, results of operations and financial condition would be materially adversely affected. A similar result would occur if our products do not achieve market acceptance.

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

THE LOSS OF ONE OR MORE CUSTOMERS COULD HARM OUR REVENUES.

For the nine months ended March 26, 2000, sales to our top customer, Compaq, represented 20 percent of our net revenues. Additionally, sales to EMC, including Data General and McDATA, were 17 percent; sales to IBM, including Sequent, were 15 percent; and sales to Avnet were 13 percent of our net revenues for the nine months ended March 26, 2000. In the prior fiscal year's comparable period, sales to IBM, including Sequent, represented 26 percent and sales to EMC, including Data General and McData accounted for 10 percent of our net revenues. Sales to our top five customers accounted for 73 percent of net revenues for the nine months ended March 26, 2000, and for 56 percent of net revenues for the nine months ended March 28, 1999. Although we have attempted to expand our base of customers, our revenues in the future may nonetheless be similarly derived from a limited number of customers, especially given the consolidation the industry has recently experienced.

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

THE LOSS OF ONE OR MORE OF OUR OEM OR DISTRIBUTOR CUSTOMERS COULD ADVERSELY AFFECT OUR BUSINESS.

We rely almost exclusively on OEMs and sales through distribution channels for our revenue. For the nine months ended March 26, 2000, we derived approximately 72 percent of our net revenues from OEMs and 27 percent from sales through distribution. In the comparable period of fiscal 1999, we derived approximately 74 percent of our net revenues from OEMs and 23 percent from distribution sales. We cannot be certain that we will retain our current OEM and distributor customers or that we will be able to recruit additional or replacement customers. As is common in an emerging technology industry, our agreements with OEMs and distributors are typically non-exclusive, have no volume commitments, and often may be terminated by either party without cause. Indeed, many of our OEM and distributor customers carry or utilize competing product lines. If we were to suddenly lose one or more important OEM or distributor customers to a competitor, our business, results of operations and financial condition could be materially adversely affected.

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

THE FAILURE OF OUR OEM CUSTOMERS TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE COULD ADVERSELY AFFECT OUR BUSINESS.

Our revenues depend significantly upon the ability and willingness of our OEM customers to develop and promote on a timely basis products that incorporate our technology. The ability and willingness of OEM customers to develop and promote such products is based upon a number of factors, such as:

    o The timely development by us and our OEM customers of new products with new functionality, increased speed and enhanced performance at acceptable prices;

    o  The development costs facing our OEM customers;

    o The compatibility of new products with both existing and emerging industry standards;

    o  Technological advances;

    o  Intellectual property issues; and

    o  Competition in general.

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

A SIGNIFICANT PERCENTAGE OF OUR REVENUES ARE FROM PRODUCT LINES THAT ARE BEING PHASED OUT.

We have shifted the focus of our business to fibre channel technology. However, our revenues still depend significantly on sales of our traditional networking products. These traditional networking products accounted for 18 percent of our net revenues for the first nine months of fiscal 2000. If the maturation of these products were to occur faster than we anticipate, our business, results of operations and financial condition could be materially adversely affected.

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

In the fibre channel market, we compete primarily against Agilent, Gadzoox, Interphase, JNI, LSI Logic, QLogic, Vixel and, to a lesser extent, several smaller companies. In the printer server market, we compete against Hewlett-Packard, Intel, Lexmark and a number of smaller companies. In the network access market, we compete against numerous networking companies who offer network access solutions. As is common in an emerging technology industry with non-exclusive development arrangements, many of our OEM customers arrange second source agreements to meet their requirements. Furthermore, in the future our OEM customers may develop products that compete with ours or purchase such products from our competitors and may terminate their relationships with us as a result.

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

DELAYS IN PRODUCT DEVELOPMENT COULD ADVERSELY AFFECT OUR BUSINESS.

We have experienced delays in product development in the past and may experience similar delays in the future. Given the short product life cycles in the markets for our products, any delay or unanticipated difficulty associated with new product introductions or product enhancements could have a material adverse effect on our business, results of operations and financial condition. Prior delays have resulted from numerous factors, such as:

    o  Changing OEM product specifications;

    o  Difficulties in hiring and retaining necessary personnel;

    o Difficulties in reallocating engineering resources and other resource limitations;

    o  Difficulties with independent contractors;

    o  Changing market or competitive product requirements;

    o  Unanticipated engineering complexity;

    o  Undetected errors or failures in software and hardware; and

    o  Delays in the acceptance or shipment of products by OEM customers.

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

THE LOSS OF THIRD-PARTY SUPPLIERS OR OUR CONTRACT MANUFACTURER COULD ADVERSELY AFFECT OUR BUSINESS.

We rely on third-party suppliers for components which are used in our products, and we have experienced delays or difficulty in securing components in the past. Delays or difficulty in securing components may be caused by numerous factors including, but not limited to:

    o  Discontinued production by a vendor;

    o  Natural disasters;

    o  Disruption in shipping channels;

    o  Difficulties associated with foreign operations, and

    o  Market shortages.

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

THE INADEQUACY OF OUR INTELLECTUAL PROPERTY PROTECTIONS COULD ADVERSELY AFFECT OUR BUSINESS.

We believe that our continued success depends primarily on continuing innovation, marketing and technical expertise, as well as the quality of product support and customer relations. At the same time, our success is partially dependent on the proprietary technology contained in our products. We currently rely on a combination of patents, copyrights, trademarks, trade secret laws and contractual provisions to establish and protect our intellectual property rights in our products. For a more complete description of our intellectual property, you should read "Business--Intellectual Property" in the Company's Annual Report on Form 10-K for fiscal 1999. We cannot be certain that the steps we take to protect our intellectual property will adequately protect our proprietary rights, that others will not independently develop or otherwise acquire equivalent or superior technology, or that we can maintain such technology as trade secrets. In addition, the laws of some of the countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States or at all. Our failure to protect our intellectual property rights could have a material adverse effect on our business, results of operations and financial condition.

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

OUR INTERNATIONAL BUSINESS ACTIVITIES SUBJECT US TO RISKS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

During the nine months ended March 26, 2000, sales in the United States accounted for 70 percent of our net revenues, sales in Europe accounted for 26 percent of our net revenues, and sales in the Pacific Rim countries accounted for four percent of our net revenues. During the comparable nine month period in fiscal 1999, sales in the United States accounted for 67 percent of net revenues, sales in Europe accounted for 28 percent of our net revenues, and sales in the Pacific Rim countries accounted for five percent of our net revenues. We expect that sales in the United States and Europe will continue to account for the substantial majority of our revenues for the foreseeable future.

We encounter risks inherent in international operations. All of our sales are currently denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. Our international business activities could be limited or disrupted by any of the following factors:

    o  The imposition of governmental controls and regulatory requirements;

    o  The costs and risks of localizing products for foreign countries;

    o  Restrictions on the export of technology;

    o  Financial and stock market dislocations;

    o  Increases in interest rates;

    o  Longer accounts receivable payment cycles;

    o  Potentially adverse tax consequences;

    o  The repatriation of earnings;

    o  The burden of complying with a wide variety of foreign laws;

    o  Trade restrictions; and

    o  Changes in tariffs.

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

OUR BUSINESS MAY BE HARMED BY YEAR 2000 ISSUES.

Many existing computer systems and applications use two digits rather than four to define the applicable year. These programs were designed without considering the impact of the change in the century. To date, we have not experienced any significant impact from the change to Year 2000. Our Year 2000 assessment and remediation processes have not generated any material expenditures to date, and we do not currently foresee any in the future. The Company believes it has fully addressed all areas of this issue, including internal systems, products and third parties; however, if any significant issues were to be identified in the future, there can be no assurance given that our business, results of operations and financial condition would not be materially adversely affected.

WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE AND SUCH ADDITIONAL FINANCING MAY NOT BE AVAILABLE.

We currently anticipate that our available cash resources will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. However, we cannot assure you that such resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements. We may need to raise additional funds through public or private debt or equity financings in order to:

    o Take advantage of unanticipated opportunities, including more rapid international expansion or acquisitions of complementary businesses or technologies;

    o  Develop new products or services; or

    o  Respond to unanticipated competitive pressures.

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

POTENTIAL ACQUISITIONS MAY BE MORE COSTLY OR LESS PROFITABLE THAN ANTICIPATED.

We may pursue acquisitions that could provide new technologies, products or service offerings. Future acquisitions may involve the use of significant amounts of cash, potentially dilutive issuances of equity or equity-linked securities, incurrence of debt, or amortization of expenses related to goodwill and other intangible assets. In addition, acquisitions involve numerous risks, including:

    o Difficulties in the assimilation of the operations, technologies, products and personnel of the acquired company;

    o  The diversion of management's attention from other business concerns;

    o Risks of entering markets in which we have no or limited prior experience; and

    o  The potential loss of key employees of the acquired company.

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

OUR STOCK PRICE IS VOLATILE.

The stock market in general, and the stock prices in technology-based companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public companies. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. Any of the following factors could have a significant impact on the market price of our common stock:

    o  Quarterly variations in operating results;

    o  Announcements of new products by us or our competitors;

    o  The gain or loss of significant customers;

    o  Changes in analysts' earnings estimates;

    o  Pricing pressures;

    o  Short-selling of our common stock;

    o  General conditions in the computer, storage or communications markets; or

    o Events affecting other companies that investors deem to be comparable to us.

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

OUR STOCKHOLDER RIGHTS PLAN, CERTIFICATE OF INCORPORATION AND DELAWARE LAW COULD ADVERSELY AFFECT THE PERFORMANCE OF OUR STOCK.

Our stockholder rights plan and provisions of our certificate of incorporation and of the Delaware General Corporation Law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. The stockholder rights plan and these provisions of our certificate of incorporation and Delaware law are intended to encourage potential acquirers to negotiate with us and allow our board of directors the opportunity to consider alternative proposals in the interest of maximizing stockholder value. However, such provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price. You should read Note 9 to the Consolidated Financial Statements contained in the Company's most recently filed form 10-K, our certificate of incorporation and Delaware law for more information on the anti-takeover effects of provisions of our stockholder rights plan.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

At March 26, 2000, the Company's investment portfolio consisted of fixed income securities, excluding those classified as cash equivalents, of $155,740. The Company has the positive intent and ability to hold these securities to maturity. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10 percent from the levels existing as of March 26, 2000, the decline in the fair market value of the portfolio would not be material to the Company's financial position, results of operations and cash flows.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 3.1  Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for fiscal 1997).

    Exhibit3 .2  Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for fiscal 1997).

    Exhibit 3.3 Certificate of Amendment of Certificate of Incorporation of the Registrant.

    Exhibit 4.1 Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K filed February 2,
                 1989).

    Exhibit 4.2 Rights Agreement, dated January 19, 1989, as amended (incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K filed February 2, 1989).

    Exhibit 4.3 Certificate regarding extension of Final Expiration Date of Rights Agreement, dated January 18, 1999 (incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-3 filed April 26, 1999).

    Exhibit 27.1 Financial Data Schedule.

(b) The registrant has not filed any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 9, 2000


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

      EXHIBIT
      NUMBER                            DESCRIPTION
    -----------                         -----------

    Exhibit 3.1 Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for fiscal 1997).

    Exhibit 3.2 Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for fiscal 1997).

    Exhibit 3.3 Certificate of Amendment of Certificate of Incorporation of the Registrant.

    Exhibit 4.1 Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K filed February 2,
                 1989).

    Exhibit 4.2 Rights Agreement, dated January 19, 1989, as amended (incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K filed February 2, 1989).

    Exhibit 4.3 Certificate regarding extension of Final Expiration Date of Rights Agreement, dated January 18, 1999 (incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-3 filed April 26, 1999).

    Exhibit 27.1 Financial Data Schedule.