Form 10-K405
period 2000-07-02
EMULEX CORP /DE/
filed 2000-09-18
CIK 350917

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JULY 2, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from _____________ to ____________

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

                             -----------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $0.10 PER SHARE
                         PREFERRED STOCK PURCHASE RIGHTS
                                (Title of class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing price of the Nasdaq National Market on September 14, 2000, of $103.75, was $3,662,718,412.50.

As of September 14, 2000, the registrant had 36,489,159 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (items 10, 11, 12 and 13) is incorporated by reference to portions of the registrant's definitive proxy statement for the 2000 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended July 2, 2000.

================================================================================

                                     PART I

Item 1. BUSINESS.

All references to years refer to the Company's fiscal years ended July 2, 2000, June 27, 1999, and June 28, 1998, as applicable, unless the calendar year is specified. References to dollar amounts are in thousands, except share data, unless otherwise specified.

INTRODUCTION

Emulex Corporation is a leading designer, developer and supplier of a broad line of Fibre Channel host adapters, hubs, application-specific computer chips, or ASICs, and software products that provide connectivity solutions for Fibre Channel storage area networks, or SANs, network attached storage, or NAS, and redundant array of independent disks, or RAID, storage. Our products are based on internally developed ASIC technology, and are deployable across a variety of SAN configurations, system buses and operating systems, enhancing data flow between computers and peripherals. Emulex's products offer customers the unique combination of critical reliability, scalability, and high performance, and can be customized for mission-critical server and storage system applications.

Our Fibre Channel development efforts began in 1992 and we shipped our first Fibre Channel product in volume in 1996. According to IDC and Dataquest, based on revenue, we are the world's largest provider of Fibre Channel host bus adapters. Over the course of our history, we have also designed, developed and marketed traditional networking products such as printer servers and network access products. As an early entrant into the Fibre Channel market, we have leveraged our expertise to secure significant customer relationships with the world's leading storage and server suppliers, including Compaq, EMC, Fujitsu-Siemens, Groupe Bull, Hewlett-Packard, Hitachi, IBM, NEC and Unisys. In addition, we include industry leaders Brocade, Intel, Legato, McDATA, Microsoft, and VERITAS among our strategic partners.

INDUSTRY BACKGROUND

In recent years, the volume of stored electronic data in enterprises has expanded significantly, due largely to the growth of data-intensive applications such as online transaction processing, data mining, data warehousing, multimedia and Internet applications. As a result, both the capacity and number of storage devices in the enterprise have increased. Furthermore, with the increased use of, and reliance on, mission-critical applications such as e-commerce and distributed enterprise software applications, the real-time availability of electronic data has become more important to the daily operations of enterprises. As a result, enterprises face heightened requirements for data storage solutions that enable improved access to, and management of, shared data, including solutions that offer increased connectivity capabilities, higher performance and greater reliability.

Enterprises currently access, share and manage the rapidly expanding volume of data utilizing two major data communications technologies: local area network, or LAN, and input/output, or I/O. LAN technologies enable communications among servers and client computers, while I/O technologies enable communications between host computers and their attached high-speed peripherals. The emergence of LAN architectures in the mid-1980s brought multiple benefits to client-server data communications, including faster transmission speeds, shared access to multiple servers and greater connectivity capabilities in terms of the number of connected devices, as well as distance between devices. These benefits, and the applications that leverage LAN technologies, have driven the rapid adoption of LAN architectures in the corporate enterprise over the past decade. As a result, the data communications pathway between servers and client computers has become largely networked with LAN technologies.

Although LAN architectures have proliferated in client-server applications, until recently, I/O pathways between servers and attached peripherals, notably storage subsystems, have failed to evolve to networking architectures. Instead, traditional I/O architectures are server-centric, utilizing a point-to-multipoint architecture which requires that each storage subsystem in the corporate enterprise be attached to a single server through which all requested data must pass. With this traditional server-centric storage architecture, dedicated storage is attached to each server using I/O technologies such as Small Computer Systems Interface, or SCSI. Remote storage systems are accessed through LAN-attached file servers. This model results in "islands of storage" behind each server, where data requests must traverse the LAN and pass through the file server associated with the specific storage device. This circuitous method of accessing data degrades network performance, increases latency, or delays, for network users, drains server processing power and is difficult to scale. With the dramatic increase in information storage and retrieval requirements, system performance has become increasingly constrained by server-centric architectures and the inability of traditional I/O technology to overcome communications bottlenecks.

The Emergence of Fibre Channel.

Fibre Channel, an American National Standards Institute, or ANSI, standard communications technology, was introduced in 1994 to address traditional I/O limitations and has been widely endorsed by the majority of the leading server and storage systems manufacturers. Fibre Channel offers the connectivity, distance and access benefits of networking architectures combined with the high performance and low latency needed for I/O applications. According to IDC, the market for Fibre Channel adapters is expected to expand from approximately $270 million in calendar 1999 to $1.8 billion in calendar 2003. When compared to traditional I/O technologies such as SCSI, Fibre Channel benefits can be summarized as follows:


ATTRIBUTE                         FIBRE CHANNEL(1)                           SCSI(2)
---------                         ----------------                           -------
Maximum bandwidth                 400 megabytes/sec                    160 megabytes/sec

Topologies                        Point-to-point, loop and switched    Point-to-multipoint
                                  fabric

Maximum number of connections     126 per loop,                        15
                                  16 million per switched fabric

Connection distance               10-100 kilometers                    12 meters

Data transmission                 Full-duplex or half-duplex           Half-duplex

Protocol support                  SCSI, IP, VI, FICON                  SCSI

-----------------
(1) As specified in the 2 gigabit per second Fibre Channel implementation.

(2) As specified in the Ultra160 SCSI specification.

In order to enable longer distance connectivity or a higher performance link, Fibre Channel is often deployed in traditional SCSI I/O applications such as RAID or NAS. In such implementations, RAID provides for fault-tolerant storage through the duplication of data over multiple interconnected disk drives, and NAS consists of a thin file server with Fibre Channel connected storage. These types of traditional I/O applications are characterized by a connection between only one host server and one or more storage subsystems.

In addition to offering new levels of performance and flexibility to traditional I/O applications, Fibre Channel's advanced capabilities enable new architectures such as SANs that rely upon Fibre Channel's unique ability to connect multiple host computers to multiple storage subsystems. The SAN-based architecture applies LAN-type intelligence and management to data storage applications, allowing data to move efficiently and reliably between multiple storage devices and servers.

In this new SAN model, where the SAN exists as a complementary network to the LAN, I/O-intensive traffic is offloaded from the LAN, enabling a more fail-safe I/O channel and eliminating the bottlenecks that degrade I/O performance. Furthermore, like nodes on a LAN, attached storage peripherals in a SAN can be managed and diagnosed to detect errors, and traffic can be rerouted accordingly in the event of a failure. A SAN essentially transforms dedicated servers and storage devices into network resources, greatly improving the performance and scalability of enterprise storage. By providing shared server access, the cost of expensive enterprise storage can be amortized across entire organizations. SANs are being deployed to support an increasingly wide range of applications such as LAN-free and serverless back-up, storage virtualization and disaster recovery.

The majority of Fibre Channel solutions installed today are delivered to end users via integrated systems solutions offered by storage and computer system original equipment manufacturers, or OEMs. As Fibre Channel gains market acceptance and competition intensifies, OEMs are increasingly demanding Fibre Channel products that are optimized to meet a variety of requirements, including reliability, scalability, performance and customization. Computer and storage systems OEMs have qualified and selected Fibre Channel products based on the products' ability to satisfy end-user requirements above and beyond basic conformity with the Fibre Channel standard.

PRODUCTS

We are a leading designer, developer and supplier of Fibre Channel host adapters, hubs, ASICs and software products that enhance access to, and storage of, electronic data and applications. According to IDC and Dataquest, we are the world's largest provider of Fibre Channel host adapters. We are also a supplier of some traditional networking products that include printer servers and network access products.

Fibre Channel

Our LightPulse host adapters and hubs constitute key components for comprehensive Fibre Channel SANs that typically include host adapters, hubs, ASICs, firmware, software and switches. We time our Fibre Channel introductions to address the growing demands of enterprise customers, as well as the evolving speed and capacity capabilities of complementary products. As the adoption of Fibre Channel has expanded, the rate of our product introductions has accelerated.

Leveraging our expertise and experience in networking and I/O technology, we have approached the storage problem with a networking perspective to maximize the performance of our Fibre Channel solutions. We believe our products offer the highest performance results in the industry, sustaining speeds in excess of 195 MB/sec and 33,000 I/O transactions per second from a single host bus adapter. Furthermore, our products support high-performance connectivity features such as concurrent multiprotocol data transmission, context cache for superior performance in complex environments, and other features to enhance data integrity.

Fibre Channel host adapters connect host computers to a Fibre Channel network. Our adapters support a wide range of operating systems and host computer system buses, including both PCI-based Intel platforms and SBus-based Sun Microsystems platforms. Our Fibre Channel host adapter line, which has evolved from the LP6000 to the LP9002 in the high end, also encompasses lower-priced adapters such as the LP850 and LP950. Our high-end host adapters target enterprise systems, while our lower-priced open systems host adapters offer highly featured solutions for standard operating environments. All of our adapter products share the same core ASIC architecture, software and firmware.

Our high-end adapters, the LightPulse LP7000E, LP8000 and the recently introduced LP9000, LP9002, and LP8000S, a SBus host adapter, have always been designed to support a broad implementation of the Fibre Channel specification, encompassing multiple classes of service and all topologies, including full fabric support. In addition, our enterprise applications strategy has led us to offer a variety of other features in our high-end adapters, including additional context cache to enable high-speed throughput in complex fabric installations, and support for the FICON protocol, an emerging standard for IBM mainframe storage over Fibre Channel SANs. Our high-end host adapters also provide the widest range of physical interface options available, including copper, short-wave optical and long-wave optical, as well as added buffer memory to enable connectivity distances up to 100 kilometers. A broad range of operating systems, including Windows NT and 2000, Unix, Linux and NetWare, are supported as well. Our service level interface, or SLI, which is included with our high-end adapters, enables our OEM customers to develop highly differentiated products, while maintaining complete software compatibility across product generations, allowing customers to leverage software investments.

To support I/O applications presently served by traditional techniques such as SCSI, our product line also includes mid-range adapters that support a standard open systems environment based on Windows, Linux or NetWare. These open systems host adapters include the LightPulse LP850 and our recently introduced LP950. Based on the same ASIC architecture as our high-end adapters, the LP850 provides the same throughput and I/Os per second and many of the same features as the LP8000 but is a cost-optimized, standard product for the open server market. We offer the LP850 with fully certified drivers for Windows, Linux and NetWare, as well as BIOS and configuration utilities.

Hubs provide centralized wiring connection, improved network reliability and a monitoring point in Fibre Channel arbitrated loop environments. Our hub strategy focuses on leveraging our adapter expertise and understanding of Fibre Channel signaling to improve the reliability and manageability of the loop as a whole. In 1996, we became the first company to provide Fibre Channel hubs to the market when we introduced our LightPulse hub product line. In December 1998, we introduced a new line of digital Fibre Channel hubs that complements our earlier line of analog Fibre Channel hubs. Our LH5000 digital retiming Fibre Channel hub provides significant enhancements in arbitrated loop management. While analog hubs passively amplify signals, digital hubs capture and regenerate signals, thereby increasing loop reliability. Our LH5000 hub can collect diagnostic information and provide fault and performance analysis. Using the LH5000, signal jitter and invalid transmissions are eliminated, thereby enhancing loop integrity, stability and scalability.

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

As we continue to focus on meeting the demands of the growing Fibre Channel market, we have reduced product offerings and resources dedicated to these non-Fibre Channel products. During the fourth quarter we issued last time buy notifications to customers for our traditional networking products. We believe that revenues associated with our traditional networking products will continue to diminish in upcoming quarters.

INTELLECTUAL PROPERTY

Our ability to compete depends in part upon our ability to protect our proprietary information through various means, including ownership of patents, copyrights, trademarks and trade secrets, as well as through contractual provisions.

We have 12 patents issued, two patents allowed and 15 patent applications pending in the U.S. Additionally, we have numerous patent applications pending abroad. All of our issued Fibre Channel patents were granted within the past four years. A total of 10 of our issued U.S. patents, our two U.S. patents allowed and all of our pending patent applications relate to our Fibre Channel technology.

All of our software products, primarily embedded within our hardware products, are copyrighted with our company's banners and notices. We have been granted registration of 122 trademarks in the U.S. and abroad. We also have eight pending trademark registrations in the U.S. and abroad. Lastly, we rely on trade secret law and contractual provisions to protect unique intellectual property we possess which we have determined unnecessary or uneconomical to patent or copyright, or which is not otherwise capable of more formal protection.

SELLING AND MARKETING

We sell our products worldwide to OEMs and end users and through other distribution channels including value-added resellers, or VARs, systems integrators, industrial distributors and resellers. Because the Fibre Channel market has been dominated by OEMs, our focus is to use Fibre Channel sales specialists to expand opportunities with our existing OEMs, as well as to develop new OEM relationships. However, we are also expanding our distribution efforts, leveraging worldwide distribution channels through technical distributors such as VARs and systems integrators, to complement our core OEM relationships.

ORDER BACKLOG

At July 2, 2000, we had unshipped product orders of approximately $38.3 million compared with approximately $10.7 million at June 27, 1999. At year-end, all backlog was scheduled for delivery within six months or less with the exception of orders pending release dates. Orders are subject to rescheduling and/or cancellation with little or no penalty. Purchase order release lead times depend upon the scheduling practices of the individual customer, and the rate of booking new orders fluctuates from month to month. Therefore, the level of backlog at any one time is not necessarily indicative of trends in our business.

COMPETITION

The market for Fibre Channel technology is intensely competitive and is characterized by frequent new product introductions, changing customer preferences and evolving technology and industry standards.

Our competition for Fibre Channel host adapter products consists primarily of Agilent, Adaptec, JNI, LSI Logic and QLogic. Our principal competitors in the Fibre Channel hub market are Gadzoox and Vixel. We also face the threat of potential competition from new entrants into the Fibre Channel market, including large technology companies who may develop or acquire differentiating technology and then apply their resources, including established distribution channels and brand recognition, to obtain significant market share.

We believe that the principal basis of Fibre Channel product competition presently includes reliability, scalability, performance and customization. We believe that other competitive factors include pricing and technical support. We believe that we compete favorably with respect to each of these factors. We also believe that we have a competitive strength in the alliances we have built with customers, particularly our close relationships with OEM customers. We believe that our experience with distribution channels will provide competitive benefits as the Fibre Channel market matures. Some of our other competitive advantages include our early entry into Fibre Channel technology, our workforce of highly experienced researchers and designers, our intellectual property and our technical alliances with strategic partners such as Brocade, Intel, Legato, McDATA, Microsoft, and VERITAS.

Our Fibre Channel products may also compete at the end-user level with other technology alternatives, such as SCSI, which are available from companies such as Adaptec, LSI Logic and QLogic, as well as a number of smaller companies. In the future, other technologies may evolve to address the applications served by Fibre Channel today.

Our traditional networking products, which include printer servers and network access products, compete in a market that is also extremely competitive and price sensitive. Our primary competitors for printer server products are Hewlett-Packard, Intel and Lexmark. Our network access products compete with a number of companies, including Compaq and IBM. During the fourth quarter of fiscal 2000, we issued last time buy notifications to customers for traditional networking products.

MANUFACTURING AND SUPPLIERS

Our products consist primarily of electronic component parts assembled on internally designed printed circuit boards which are sold as board-level products. Most component parts can be purchased from two or more sources. However, some component parts can only be obtained from single sources. For example, Intel is currently our sole supplier for microprocessors used in our Fibre Channel products. Hewlett-Packard and IBM are currently our sole suppliers for components that enable some of our older-generation Fibre Channel products to connect to networks. Motorola is currently our sole supplier of memory devices incorporated into our Fibre Channel products. In addition, we design our own semiconductors which are embedded in our traditional networking and Fibre Channel products, and these are manufactured by third party semiconductor foundries such as Chip Express, LSI Logic and QuickLogic. In addition to hardware, we design software to provide functionality to our hardware products. We also license software from third-party providers for use with our traditional networking products. Most of these providers are the sole source for this software. However, both our software and the third-party software are sold primarily as embedded programs within the hardware products. Additionally, in 1998, we began outsourcing the manufacturing of all of our products. Although we are in the process of adding a second contract manufacturer, K*TEC Electronics is currently our only contract manufacturer. An inability or an unwillingness on the part of any of these suppliers to provide us, or our contract manufacturer, with the quality and quantity of products, parts or software that we need in a timely fashion could have a material impact on our ability to supply products in accordance with customer requirements.

The assembly operations required by our products are typical of the electronics industry, and no unusual methods, procedures or equipment are required. The sophisticated nature of the products, in most cases, requires extensive testing by specialized test devices operated by skilled personnel. This testing is provided by our contract manufacturer. However, we also maintain an internal test engineering group for continuing support of test operations. At July 2, 2000, we had 18 permanent manufacturing services employees at our facility in Costa Mesa, California.

EMPLOYEES

At July 2, 2000, we employed 160 employees as follows: 80 in engineering and development, 30 in general and administrative, 32 in selling and marketing and 18 in manufacturing. None of our employees is represented by a labor union, and we believe our employee relations are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive and certain other officers of the Company or its principal operating subsidiary are as follows:


Name                             Position                                                  Age
----                             --------                                                  ---
Paul F. Folino                   President and Chief Executive Officer and Director        55
Ronald P. Quagliara (1)          Sr. Vice President, Research and Development              51
Kirk D. Roller (1)               Sr. Vice President, Sales & Marketing                     38
Joseph J. Garvey (1)             Vice President, Channel Sales                             43
William F. Gill (1)              Vice President, OEM Sales                                 43
Sadie A. Herrera (1)             Vice President, Human Resources                           51
Karen Mulvany (1)                Vice President, Business Planning and Development         43
Michael J. Rockenbach            Vice President, Finance, Chief Financial Officer
                                   and Secretary                                           39
Michael E. Smith (1)             Vice President, Worldwide Marketing                       38

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

Mr. Garvey joined the Company in June 2000 as vice president, channel sales. Prior to joining the Company, Mr. Garvey spent eight months with IBM Corporation, a manufacturer of network computer systems, software and services, most recently as senior director of Americas' Sales. From early 1998 through 1999, he was director, Americas' distribution sales at Mylex Corporation, which was acquired by IBM in September 1999. From 1995 to 1998, Mr. Garvey was distribution sales manager at Quantum Corporation.

Mr. Gill joined the Company in January 2000 as vice president, OEM sales. The year before joining the Company, Mr. Gill was director, business development for Pinnacle Multimedia, a developer of training management software. From 1994 to 1999, he held various senior sales positions with 3Com and U.S. Robotics.

Ms. Herrera joined the Company in 1988 as benefits administrator and was promoted to vice president, human resources in May 1995. At the time of her promotion, Ms. Herrera was senior director, human resources. Ms. Herrera had over 15 years of human resource management experience with the Remex Division of Ex-Cell-O/Textron Corporation and other companies prior to joining the Company.

Ms. Mulvany joined the Company as vice president, business planning and development in March 2000. Prior to joining the Company, Ms. Mulvany consulted for the Company and various other technology companies since 1991 in the areas of investor relations, mergers and acquisitions, strategic planning and corporate finance.

Mr. Rockenbach joined the Company in 1991 and has served as the Company's vice president, finance and chief financial officer since late 1996. From 1991 to 1996, Mr. Rockenbach served in senior finance and accounting positions with the Company. From 1987 until joining the Company, Mr. Rockenbach served in various manufacturing finance and financial planning positions at Western Digital Corporation. Most recently he was manager of financial planning for the microcomputer products division.

Mr. Smith joined the Company in October 1998 as senior director of Fibre Channel marketing and was promoted to vice president, Fibre Channel marketing in June 1999 and subsequently to vice president, worldwide marketing in August 1999. Prior to joining the company, Mr. Smith spent 2 1/2 years with Adaptec, Inc. as marketing manager of peripheral technologies solutions and most recently as marketing manager, Fibre Channel products. From 1986 to 1996, Mr. Smith held various engineering and marketing positions with Western Digital Corporation, most recently as director of marketing, I/O products.

None of the executive officers of the parent Company or officers of its principal operating subsidiary has any family relationship with any other executive officer of the Company, other officer of its principal operating subsidiary or director of the Company.

RISK FACTORS

OUR BUSINESS DEPENDS UPON THE DEVELOPMENT OF THE FIBRE CHANNEL MARKET, AND OUR REVENUES WILL BE LIMITED IF SUCH DEVELOPMENT DOES NOT OCCUR OR OCCURS MORE SLOWLY THAN WE ANTICIPATE.

The size of our potential market is dependent upon the broad acceptance of Fibre Channel technology as an alternative to other technologies traditionally utilized for network and storage communications. The Fibre Channel market, while rapidly evolving and attracting an increasing number of market participants, is still at an early stage of development. We believe the Fibre Channel market will continue to expand and that our investment in the Fibre Channel market represents our greatest opportunity for revenue growth and profitability in the future. However, we cannot be certain that Fibre Channel products will gain broader market acceptance or that customers will choose our technology and products. Fibre Channel products accounted for 85 percent of net revenues for the fiscal year ended July 2, 2000. If the Fibre Channel market fails to develop, develops more slowly than anticipated, attracts more competitors than we expect (as discussed below), or if our products do not achieve market acceptance, our business, results of operations and financial condition would be materially adversely affected.

Alternative existing technologies such as SCSI compete with Fibre Channel technology for customers. Some SCSI technology companies already have well-established relationships with our current and potential customers, have extensive knowledge of the markets we serve and have better name recognition and more extensive development, sales and marketing resources than we have. Our success also depends both on our own ability and on the ability of our OEM customers to develop Fibre Channel solutions that are competitive with other technologies. Additionally, proposed new technologies such as SCSI over IP and InfiniBand are still in the early development stages and it is impossible to know what the end technology will provide. Given the enormous support for Fibre Channel, we believe that there is a low probability that a new standard will derail the Fibre Channel industry momentum in the foreseeable future. However, ultimately, our business depends upon our ability, along with the ability of our OEM customers, to convince end users to adopt Fibre Channel technology.

While we have secured numerous design wins for our Fibre Channel products from OEM customers, nearly all of these customers are still at the early stages of commercial shipments or at the developmental stage of incorporating Fibre Channel throughout their product offerings. If our developmental and early stage customers are unable to or otherwise do not ship systems that incorporate our products, or if their shipped systems are not commercially successful, our business, results of operations and financial condition would be materially adversely affected.

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

     o   Integration of additional contract manufacturers;

     o Component shortages, experienced by us or ones which result in reduced demand from our customers if they are unable to acquire the other components used in conjunction with our products in their deployments;

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

     o   Increases in interest rates;

     o   Changes in the mix of sales channels;

     o   The level of international sales;

     o   Seasonality;

     o   Personnel changes;

     o   Changes in customer budgeting cycles;

     o   Foreign currency exchange rates;

     o Difficulties with the implementation of a new Enterprise Resource Planning (ERP) System; and

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

WE HAVE EXPERIENCED LOSSES IN OUR HISTORY.

We have experienced losses in our history, most recently a net loss of $10,838 for the fiscal year ended June 28, 1998, which included $12,545 of consolidation charges related to the closure of our Puerto Rico manufacturing operations and selected sales offices. While we have generated net income for 14 of the last 15 quarters through the quarter ended July 2, 2000, we cannot be certain that revenues will remain at current levels or improve or that we will be profitable at such revenue levels.

THE LOSS OF ONE OR MORE CUSTOMERS COULD HARM OUR REVENUES.

For the fiscal year ended July 2, 2000, direct sales to our top customer, Compaq, represented 23 percent of our net revenues. Additionally, direct sales to EMC, including Data General, were 14 percent; direct sales to IBM, including Sequent, were 15 percent; and sales to Avnet were 10 percent of our net revenues for the fiscal year ended July 2, 2000. Direct sales to McDATA, a former subsidiary of EMC, were an additional two percent of our net revenues. For the fiscal year ended June 27, 1999, direct sales to IBM, including Sequent, represented 25 percent; direct sales to Compaq were 14 percent; and direct sales to EMC, including Data General, accounted for 10 percent of our net revenues. Direct sales to our top five customers accounted for 70 percent of net revenues for the fiscal year ended July 2, 2000, and 58 percent of net revenues for the fiscal year ended June 27, 1999. During the current year, some of our larger OEM customers have purchased our products indirectly through distributors or resellers. Total sales, including direct sales to our customers and their customer-specific models purchased indirectly through other distribution channels, amounted to 27 percent of our net revenues for Compaq, 22 percent for EMC, and 19 percent for IBM. Although we have attempted to expand our base of customers, we believe our revenues in the future will continue to be similarly derived from a limited number of customers, especially given the consolidation the industry has recently experienced.

THE FAILURE OF ONE OR MORE OF OUR SIGNIFICANT CUSTOMERS TO MAKE PAYMENTS COULD ADVERSELY AFFECT OUR BUSINESS.

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

THE LOSS OF ONE OR MORE OF OUR OEM OR DISTRIBUTOR CUSTOMERS COULD ADVERSELY AFFECT OUR BUSINESS.

We rely almost exclusively on OEMs and sales through distribution channels for our revenue. For the fiscal year ended July 2, 2000, we derived approximately 75 percent of our net revenues from OEMs and 25 percent from sales through distribution. For the fiscal year ended June 27, 1999, we derived approximately 74 percent of our net revenues from OEMs and 24 percent from distribution sales. We cannot be certain that we will retain our current OEM and distributor customers or that we will be able to recruit additional or replacement customers. As is common in an emerging technology industry, our agreements with OEMs and distributors are typically non-exclusive, have no volume commitments, and often may be terminated by either party without cause. Indeed, many of our OEM and distributor customers carry or utilize competing product lines. If we were to suddenly lose one or more important OEM or distributor customers to a competitor, our business, results of operations and financial condition could be materially adversely affected.

SOME OF OUR SUPPLIERS OR OUR OEM CUSTOMERS COULD BECOME COMPETITORS.

Some of our suppliers or our OEM customers currently have, and others could develop, products internally that would replace our products. The resulting production delays or reductions in sales of our products could have a material adverse effect on our business, results of operations and financial condition.

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

THE FAILURE OF OUR OEM CUSTOMERS TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE COULD ADVERSELY AFFECT OUR BUSINESS.

Our revenues depend significantly upon the ability and willingness of our OEM customers to develop, promote and deliver, on a timely basis, products that incorporate our technology. The ability and willingness of OEM customers to develop, promote and deliver such products is based upon a number of factors, such as:

     o The timely development by us and our OEM customers of new products with new functionality, increased speed and enhanced performance at acceptable prices;

     o   The development costs facing our OEM customers;

     o The compatibility of new products with both existing and emerging industry standards;

     o   Technological advances;

     o   The ability to acquire all required components;

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

A SIGNIFICANT PERCENTAGE OF OUR REVENUES ARE FROM PRODUCT LINES THAT ARE BEING PHASED OUT.

We have shifted the focus of our business to Fibre Channel technology. However, some of our revenues still depend on sales of our traditional networking products. These traditional networking products accounted for six percent of our net revenues for the quarter ended July 2, 2000, and for 15 percent of our net revenues for the fiscal year ended July 2, 2000. We believe any revenue contribution from these products will be nominal after the end of calendar year 2000. If the maturation of these products were to occur faster than we anticipate, our business, results of operations and financial condition could be materially adversely affected.

OUR MARKETS ARE HIGHLY COMPETITIVE.

The markets for our products are highly competitive and are characterized by rapid technological advances, price erosion, frequent new product introductions and evolving industry standards. Our current and potential competition consists of major domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources than we have. We also expect that an increasing number of companies will enter the markets for our Fibre Channel products. Furthermore, larger companies in other related industries may develop or acquire technologies and apply their significant resources, such as distribution channels and brand recognition, to acquire significant market share. Emerging companies attempting to obtain a share of the existing markets act as potential competition as well. Additionally, our competitors continue to introduce products with improved price/performance characteristics, and we will have to do the same to remain competitive. Increased competition could result in significant price competition, reduced revenues, lower profit margins or loss of market share, any of which would have a material adverse effect on our business, results of operations and financial condition. We cannot be certain that we will be able to compete successfully against either current or potential competitors in the future.

In the Fibre Channel market, we compete primarily against Adaptec, Agilent, Gadzoox, JNI, LSI Logic, QLogic, Vixel and, to a lesser extent, several smaller companies. During the fourth quarter of fiscal 2000, we issued last time buy notifications to customers for our traditional networking products, which include printer servers and network access products. In the printer server market, we compete against Hewlett-Packard, Intel, Lexmark and a number of smaller companies. In the network access market, we compete against a number of networking companies who offer network access solutions, including Compaq and IBM.

As is common in an emerging technology industry with non-exclusive development arrangements, many of our OEM customers arrange second source agreements to meet their requirements. Furthermore, in the future, our OEM customers may develop products that compete with ours or purchase such products from our competitors and may terminate their relationships with us as a result.

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

THE LOSS OF THIRD-PARTY SUPPLIERS OR OUR CONTRACT MANUFACTURER COULD ADVERSELY AFFECT OUR BUSINESS.

We rely on third-party suppliers for components that are used in our products, and we have experienced delays or difficulty in securing components in the past. Delays or difficulty in securing components may be caused by numerous factors including, but not limited to:

     o   Discontinued production by a vendor;

     o   Undetected errors or failures;

     o   Natural disasters;

     o   Disruption in shipping channels;

     o   Difficulties associated with foreign operations; and

     o   Market shortages.

Additionally, key components that we use in our products may only be available from single sources with which we do not have long-term contracts. For example, Intel is currently our sole supplier for microprocessors used in our Fibre Channel products. Hewlett-Packard and IBM are currently our sole suppliers for components that enable some of our older-generation Fibre Channel products to connect to networks. Motorola is currently our sole supplier of memory devices incorporated into our Fibre Channel products. In addition, we design our own semiconductors which are embedded in our traditional networking and Fibre Channel products, and these are manufactured by third-party semiconductor foundries such as Chip Express, LSI Logic and QuickLogic. In addition to hardware, we design software to provide functionality to our hardware products. We also license software from third party providers for use with our traditional networking products. Most of these providers are the sole source for this software.

Because we transitioned the production of our products to a contract manufacturer, K*TEC Electronics, a division of Kent Electronics Corporation, we only maintain a minimal supply of product components. Currently, we rely on K*TEC Electronics to complete the majority of the component purchases for our products. Consequently, we cannot be certain that the necessary components will be available to meet our future requirements at favorable prices, if at all. Moreover, because we rely on K*TEC Electronics to manufacture, store and ship our products, if K*TEC Electronics is unable or unwilling to complete production runs for us in the future, or experiences any significant delays in completing production runs or shipping product, the manufacturing and sale of our products would be temporarily suspended. An interruption in supply of our products and the cost of qualifying and shifting production to an alternative manufacturing facility would have a material adverse effect on our business, results of operations and financial condition.

A DECREASE IN THE DEMAND FOR HIGH PERFORMANCE COMPUTER AND STORAGE SYSTEMS COULD ADVERSELY AFFECT OUR BUSINESS.

A significant portion of our products are currently used in high-performance computer and storage systems. Our Fibre Channel growth has been supported by increasing demand for sophisticated networking and data storage solutions which support enterprise computing requirements, including on-line transaction processing, data mining, data warehousing, multimedia and Internet applications. Should there be a slowing in the growth of demand for such systems, our business, results of operations and financial condition could be materially adversely affected.

THE INADEQUACY OF OUR INTELLECTUAL PROPERTY PROTECTIONS COULD ADVERSELY AFFECT OUR BUSINESS.

We believe that our continued success depends primarily on continuing innovation, marketing and technical expertise, as well as the quality of product support and customer relations. At the same time, our success is partially dependent on the proprietary technology contained in our products. We currently rely on a combination of patents, copyrights, trademarks, trade secret laws and contractual provisions to establish and protect our intellectual property rights in our products. For a more complete description of our intellectual property, you should read "Business--Intellectual Property" contained in this Form 10-K.

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

THIRD-PARTY CLAIMS OF INTELLECTUAL PROPERTY INFRINGEMENT COULD ADVERSELY AFFECT OUR BUSINESS.

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

THE LOSS OF KEY TECHNICAL PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS.

Our success depends to a significant degree upon the performance and continued service of engineers involved in the development of our Fibre Channel technology and technical support of Fibre Channel products and customers. Our future success depends upon our ability to attract, train and retain such personnel. We will need to increase the number of technical staff members with experience in high-speed networking applications as we further develop the Fibre Channel product line. Competition for such highly skilled employees in our local community as well as our industry is intense, and we cannot be certain that we will be successful in recruiting and retaining such personnel. In addition, employees may leave our company and subsequently compete against us. The loss of these key technical employees could have a material adverse effect on our business, results of operations and financial condition.

OUR INTERNATIONAL BUSINESS ACTIVITIES SUBJECT US TO RISKS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

For the fiscal year ended July 2, 2000, sales in the United States accounted for 70 percent of our net revenues, sales in Europe accounted for 26 percent of our net revenues, and sales in the Pacific Rim countries accounted for four percent of our net revenues. During the fiscal year ended June 27, 1999, sales in the United States accounted for 68 percent of net revenues, sales in Europe accounted for 27 percent of our net revenues, and sales in the Pacific Rim countries accounted for five percent of our net revenues. We expect that sales in the United States and Europe will continue to account for the substantial majority of our revenues for the foreseeable future.

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

OUR BUSINESS MAY BE HARMED BY YEAR 2000 ISSUES.

Many existing computer systems and applications use two digits rather than four to define the applicable year. These programs were designed without considering the impact of the change in the century. To date, we have not experienced any significant impact from the change to Year 2000. Our Year 2000 assessment and remediation processes have not generated any material expenditures to date, and we do not currently foresee any in the future. We believe that we have fully addressed all areas of this issue, including internal systems, products and third parties; however, if any significant issues were to be identified in the future, there can be no assurance given that our business, results of operations and financial condition would not be materially adversely affected.

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

POTENTIAL ACQUISITIONS MAY BE MORE COSTLY OR LESS PROFITABLE THAN ANTICIPATED AND MAY ADVERSELY AFFECT THE PRICE OF OUR COMPANY STOCK.

We may pursue acquisitions that could provide new technologies, products or service offerings. Future acquisitions may involve the use of significant amounts of cash, potentially dilutive issuances of equity or equity-linked securities, incurrence of debt and amortization of expenses related to goodwill and other intangible assets. Moreover, to the extent that any proposed acquisition is not favorably received by stockholders, analysts and others in the investment community, the price of our common stock could be adversely affected. In addition, acquisitions involve numerous risks, including:

     o Difficulties in the assimilation of the operations, technologies, products and personnel of the acquired company;

     o   The diversion of management's attention from other business concerns;

     o Risks of entering markets in which we have no or limited prior experience; and

     o   The potential loss of key employees of the acquired company.

We currently have no commitments or agreements with respect to any such acquisition. In the event that such an acquisition does occur and we are unable to successfully integrate operations, technologies, products or personnel that we acquire, our business, results of operations and financial condition could be materially adversely affected.

OUR STOCK PRICE IS VOLATILE.

The stock market in general, and the stock prices in technology-based companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. Factors which could have a significant impact on the market price of our common stock include, but are not limited to, the following:

     o   Quarterly variations in operating results;

     o   Announcements of new products by us or our competitors;

     o   The gain or loss of significant customers;

     o   Changes in analysts' earnings estimates;

     o   Pricing pressures;

     o   Short selling of our common stock;

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

OUR CORPORATE OFFICES AND PRINCIPAL PRODUCT DEVELOPMENT FACILITIES ARE LOCATED IN A REGION THAT IS SUBJECT TO EARTHQUAKES AND OTHER NATURAL DISASTERS.

Our California facilities, including our corporate offices and principal product development facilities, are located near major earthquake faults. The Company is not specifically insured for earthquakes, or other such natural disaster. Any personal injury or damage to the facilities as a result of such occurrences could have a material adverse effect on the Company's business, results of operations and financial condition.

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

OUR STOCKHOLDER RIGHTS PLAN, CERTIFICATE OF INCORPORATION AND DELAWARE LAW COULD ADVERSELY AFFECT THE PERFORMANCE OF OUR STOCK.

Our stockholder rights plan and provisions of our certificate of incorporation and of the Delaware General Corporation Law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. The stockholder rights plan and these provisions of our certificate of incorporation and Delaware law are intended to encourage potential acquirers to negotiate with us and allow our board of directors the opportunity to consider alternative proposals in the interest of maximizing stockholder value. However, such provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price. You should read Note 8 to the Consolidated Financial Statements contained elsewhere herein, our certificate of incorporation and Delaware law for more information on the anti-takeover effects of provisions of our stockholder rights plan.

Item 2. PROPERTIES.

The Company's corporate offices and principal product development facilities are currently located in approximately 68,000 square feet of leased buildings in Costa Mesa, California. The lease expires in August 2001.

On October 29, 1998, the Company sold its production facility located in two adjacent buildings in Dorado, Puerto Rico, as part of the Company's transition to a contract manufacturer.

The Company leases an engineering and development facility in Colorado and approximately 10 other remote offices, primarily for sales, throughout the world.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 2000.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRINCIPAL MARKET AND PRICES

The Company's common stock is traded on the Nasdaq National Market under the symbol EMLX. The following table sets forth for the indicated periods the high and low per share closing sales prices for the Company's common stock, as reported on the Nasdaq National Market.

On August 30, 1999, the Company completed a two-for-one stock split, effected in the form of a stock dividend of one share of Emulex Common Stock for each share of common stock outstanding. Additionally, on December 15, 1999, the Company completed a two-for-one stock split. Share prices have been retroactively adjusted for both of these events.

                                                               HIGH       LOW
                                                             --------   -------
     2000       Fourth Quarter.............................. $218.063   $41.688
                Third Quarter...............................  215.500    88.500
                Second Quarter..............................   93.219    40.875
                First Quarter...............................   44.375    23.000

     1999       Fourth Quarter..............................  $23.000   $ 7.969
                Third Quarter...............................   10.109     6.844
                Second Quarter..............................    8.563     2.766
                First Quarter...............................    3.469     1.438

NUMBER OF COMMON STOCKHOLDERS

The approximate number of holders of record of the Company's common stock as of September 14, 2000, was 339.

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

At a special meeting of stockholders of the Company held on February 24, 1994, the stockholders voted on a single, unified proposal that in part provided for the distribution to stockholders, on a share-for-share basis, of all outstanding shares of common stock of QLogic Corporation. On February 28, 1994, subsequent to stockholders approving the aforementioned proposal, the Company declared a special distribution to the Company's stockholders of all the shares of QLogic Corporation effective on the record date, February 25, 1994.

On January 19, 1989, the Board of Directors declared a dividend distribution of one preferred stock purchase right for each outstanding share of common stock. The rights were distributed on February 2, 1989, to stockholders of record on the close of business on that date.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA.

The following table summarizes certain selected consolidated financial data. The amounts for net income (loss) per share, and the related numbers of shares, contained in the following consolidated statement of operations data have been retroactively restated to give effect to two stock splits. The first was a two-for-one stock split, effected in the form of a stock dividend of one share of Emulex Common Stock for each share of common stock outstanding, and was completed on August 30, 1999. The second two-for-one stock split changed the par value of the Company's common stock from $0.20 per share to $0.10 per share, and was completed on December 15, 1999.

Selected Consolidated Statement of Operations Data

                                                                               Year Ended
                                                     ---------------------------------------------------------------
                                                      July 2,     June 27,      June 28,      June 29,      June 30,
                                                       2000         1999          1998          1997          1996
                                                     --------     --------      --------      --------      --------
                                                                  (in thousands, except per share data)
Net revenues:
   Fibre Channel ...............................     $119,134     $ 38,693      $ 18,944      $ 11,521      $  1,138
   Traditional networking and other ............       20,638       29,792        40,541        53,242        50,200
                                                     --------     --------      --------      --------      --------
       Total net revenues ......................      139,772       68,485        59,485        64,763        51,338
                                                     --------     --------      --------      --------      --------

   Cost of sales ...............................       73,346       40,138        34,913        40,205        34,848
   Cost of sales - inventory charges related
      to consolidation .........................           --        1,304         5,314            --            --
                                                     --------     --------      --------      --------      --------
        Total cost of sales ....................       73,346       41,442        40,227        40,205        34,848
                                                     --------     --------      --------      --------      --------
        Gross profit ...........................       66,426       27,043        19,258        24,558        16,490
                                                     --------     --------      --------      --------      --------

Operating expenses:
   Engineering and development .................       14,727       11,766        11,270        10,063        11,415
   Selling and marketing .......................       10,077        6,953         7,589         7,637        11,071
   General and administrative ..................        6,923        4,279         4,207         4,586         4,912
   Consolidation charges, net ..................           --         (987)        7,231         1,280            --
                                                     --------     --------      --------      --------      --------
      Total operating expenses .................       31,727       22,011        30,297        23,566        27,398
                                                     --------     --------      --------      --------      --------

Operating income (loss) ........................       34,699        5,032       (11,039)          992       (10,908)

Nonoperating income ............................        9,131          480           113            71           483
                                                     --------     --------      --------      --------      --------

Income (loss) before income taxes ..............       43,830        5,512       (10,926)        1,063       (10,425)

Income tax provision (benefit) .................       11,016          247           (88)         (506)       (1,137)
                                                     --------     --------      --------      --------      --------

Net income (loss) ..............................     $ 32,814     $  5,265      $(10,838)     $  1,569      $ (9,288)
                                                     ========     ========      ========      ========      ========

Net income (loss) per share:
     Basic .....................................     $   0.93     $   0.21      $  (0.44)     $   0.06      $  (0.39)
                                                     ========     ========      ========      ========      ========
     Diluted ...................................     $   0.86     $   0.19      $  (0.44)     $   0.06      $  (0.39)
                                                     ========     ========      ========      ========      ========

Number of shares used in per share computations:
     Basic .....................................       35,412       25,370        24,486        24,176        23,746
                                                     ========     ========      ========      ========      ========
     Diluted ...................................       38,226       28,262        24,486        25,176        23,746
                                                     ========     ========      ========      ========      ========

Selected Consolidated Balance Sheet Data

                                                                    Year Ended
                                            ----------------------------------------------------------
                                             July 2,     June 27,     June 28,    June 29,    June 30,
                                              2000         1999        1998        1997        1996
                                            --------     --------     --------    --------    --------
                                                                   (in thousands)
Total current assets ..................     $190,146     $134,338     $24,384     $29,328     $31,579
Total current liabilities .............       24,544       16,044      14,399      10,859      15,494
                                            --------     --------     -------     -------     -------
Working capital .......................      165,602      118,294       9,985      18,469      16,085

Total assets ..........................      229,995      169,991      30,157      37,175      39,300
Long-term capitalized lease obligations           --           --           7          79         204
Retained earnings .....................       43,014       10,200       4,935      15,773      14,204
Total stockholders' equity ............      205,451      151,893      13,606      24,276      22,030

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, the discussions in this Form 10-K in general may contain certain forward-looking statements. In addition, when used in this Form 10-K, the words "anticipates," "in the opinion," "believes," "expects" and similar expressions are intended to identify forward-looking statements. Actual future results could differ materially from those described in the forward-looking statements as a result of factors discussed in Management's Discussion and Analysis Of Financial Condition And Results Of Operations set forth below, as well as in "Risk Factors" set forth herein. The Company cautions the reader, however, that this list of risk factors may not be exhaustive. The Company expressly disclaims any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances. References contained herein to "Emulex," the "Company," "we," "our" and "us" refer to Emulex Corporation and its subsidiaries.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and the Company's Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K. All references to years refer to the Company's fiscal years ended July 2, 2000, June 27, 1999, and June 28, 1998, as applicable, unless the calendar year is specified. References to dollar amounts are in thousands unless otherwise specified.

                                                                     Percentage of Net Revenues
                                                                    ----------------------------
                                                                     2000       1999        1998
                                                                    -----      -----       -----
Net revenues:
     Fibre Channel ............................................      85.2%      56.5%       31.8%
     Traditional networking and other .........................      14.8       43.5        68.2
                                                                    -----      -----       -----
         Total net revenues ...................................     100.0      100.0       100.0
                                                                    -----      -----       -----

     Cost of sales ............................................      52.5       58.6        58.7
     Cost of sales - inventory charges related to consolidation        --        1.9         8.9
                                                                    -----      -----       -----
     Total cost of sales ......................................      52.5       60.5        67.6
                                                                    -----      -----       -----
         Gross profit .........................................      47.5       39.5        32.4
                                                                    -----      -----       -----

Operating expenses:
     Engineering and development ..............................      10.5       17.2        18.9
     Selling and marketing ....................................       7.2       10.2        12.8
     General and administrative ...............................       5.0        6.2         7.1
     Consolidation charges, net ...............................        --       (1.4)       12.2
                                                                    -----      -----       -----
         Total operating expenses .............................      22.7       32.2        51.0
                                                                    -----      -----       -----

Operating income (loss) .......................................      24.8        7.3       (18.6)

Nonoperating income ...........................................       6.6        0.7         0.2
                                                                    -----      -----       -----

Income (loss) before income taxes .............................      31.4        8.0       (18.4)

Income tax provision (benefit) ................................       7.9        0.3        (0.2)
                                                                    -----      -----       -----
Net income (loss) .............................................      23.5%       7.7%      (18.2)%
                                                                    =====      =====       =====

                       EMULEX CORPORATION AND SUBSIDIARIES

FISCAL 2000 VERSUS FISCAL 1999

Net Revenues. Net revenues for 2000 were $139,772, an increase of $71,287, or 104 percent from 1999. Net revenues for 2000, consisted of $104,780 from sales to OEMs, $34,526 from sales sold through distribution channels and $466 from sales directly to end users. This represented an increase in OEM sales of $53,948, or 106 percent, and an increase in distribution sales of $18,348, or 113 percent, compared to the prior year. These increases were partially offset by a decrease in end-user sales of $1,009, or 68 percent.

From a product line perspective, net revenues generated from the Company's Fibre Channel products were $119,134, or 85 percent of net revenues in 2000. This represented an increase of $80,441, or 208 percent, from 1999. This increase in net revenues from the Company's Fibre Channel products was primarily the result of the increased size of the market for Fibre Channel products and the increased market acceptance of the Company's Fibre Channel products. The Company's revenues in this emerging market have continued to be generated from OEMs taking product directly and through distribution channels. Net revenues from the Company's traditional networking products were $20,638, or 15 percent of net revenues in 2000. This represented a decrease of $9,154, or 31 percent, compared to 1999. This decrease in net revenues from the Company's traditional networking products was principally due to the ongoing maturation of these products and a decrease in the Company's focus on these products. The Company issued last time buy notifications to customers for its traditional networking products during the last quarter of fiscal 2000. The Company expects that these products will show continued maturation through calendar 2000.

In 2000, direct sales to Compaq accounted for 23 percent; direct sales to IBM, including Sequent, accounted for 15 percent; direct sales to EMC, including Data General, accounted for 14 percent; and sales to Avnet accounted for 10 percent of the Company's net revenues. No other customer accounted for more than 10 percent of net revenues during this period. Direct sales to McDATA, a former subsidiary of EMC, were an additional 2% of our net revenues. In 2000, some of the Company's larger OEM customers have purchased our products through distributors or resellers. Total sales, including direct sales to the Company's customers and their customer-specific models purchased indirectly through other distribution channels, amounted to 27 percent of our net revenues for Compaq, 22 percent for EMC, and 19 percent for IBM. In 1999, sales to IBM, including Sequent, accounted for 25 percent; sales to Compaq were 14 percent; and sales to EMC, including Data General, accounted for 10 percent of the Company's net revenues. No other customer accounted for more than 10 percent of net revenues during this period. Direct sales to the Company's top five customers accounted for 70 percent of net revenues in 2000 compared to 58 percent in 1999.

Domestic net revenues were $97,428, or 70 percent of total net revenues, and $46,751, or 68 percent of total net revenues, for 2000 and 1999, respectively. This increase in domestic net revenues of $50,677, or 108 percent, was principally due to the increasing level of Fibre Channel product shipments during the current fiscal year. The increase in Fibre Channel shipments is primarily the result of the increased size of the market for Fibre Channel products and the increased market acceptance of the Company's Fibre Channel products. International net revenues were $42,344, or 30 percent of total net revenues, and $21,734, or 32 percent of total net revenues, for 2000 and 1999, respectively. This increase in international revenues of $20,610, or 95 percent, was also principally due to the increasing level of Fibre Channel product shipments during the current fiscal year. Although both domestic and international revenues have increased, domestic revenues have become a larger percent of net revenues due to the heavier concentration of Fibre Channel shipments to domestic OEMs.

Gross Profit. Cost of sales included the cost of production of finished products, as well as support costs and other expenses related to inventory management, manufacturing quality and order fulfillment. In 2000, gross profit increased $39,383, or 146 percent, to $66,426 from $27,043 for 1999. Gross margin increased to 48 percent in 2000 compared to 39 percent in 1999. During 1999, the Company recorded $1,304 of inventory charges related to consolidation in cost of sales. When the initial consolidation charge, which is discussed in more detail below, was taken in fiscal 1998, management believed this inventory would be sold at positive margins. However, as the Company neared the closure of its manufacturing facility, management determined this inventory was no longer saleable, and these additional reductions in inventory were recorded. Excluding this charge, gross profit for 1999 would have been $28,347 and gross margin would have been 41 percent. This improvement in gross margin from 1999 was primarily due to a continuing shift in product mix towards the Company's higher margin Fibre Channel products.

Engineering and development. Engineering and development expenses consisted primarily of salaries and related expenses for personnel engaged in the design, development and technical support of the Company's products. These expenses included third-party fees paid to consultants, prototype development expenses and computer services costs related to supporting computer tools used in the design process. Engineering and development expenses were $14,727 and $11,766 for 2000 and 1999, representing 11 percent and 17 percent of net revenues, respectively. Engineering and development expenses increased by $2,961, or 25 percent, in 2000 compared to 1999 as the Company increased its investment in its Fibre Channel product development. Even though the Company has continued to increase its investment in Fibre Channel product development, it has not increased as quickly as revenue has expanded. Consequently, engineering and development has decreased as a percentage of net revenues. Due to the technical nature of the Company's products, engineering support is a critical part of the Company's strategy during both the development of its products and the support of its customers from product design through deployment into the market. Management intends to continue to make significant investments in the technical support and enhancement of the Company's current products, as well as the continued development of new products in the Fibre Channel market.

Selling and marketing. Selling and marketing expenses consisted primarily of salaries, commissions and related expenses for personnel engaged in the marketing and sale of the Company's products, as well as trade shows, product literature and promotional support costs. Selling and marketing expenses were $10,077 and $6,953 in 2000 and 1999, representing seven percent and 10 percent of net revenues, respectively. Selling and marketing expenses in 2000 increased by $3,124, or 45 percent, from 1999. This increase was primarily due to increased salaries and commissions associated with additional employees and higher revenues as well as increased promotion and advertising costs. However, as a portion of the selling and marketing expenses is fixed, these expenses have not expanded at the same rate as the Company's net revenues. Consequently, as a percentage of net revenues, selling and marketing expenses have decreased.

General and administrative. General and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees and other associated corporate expenses. General and administrative expenses were $6,923 and $4,279 in 2000 and 1999, representing five percent and six percent of net revenues, respectively. General and administrative expenses increased by $2,644, or 62 percent, in 2000 compared to 1999, primarily due to additional employees and higher compensation associated with the higher revenues. Similar to selling and marketing expenses, these expenses have not expanded at the same rate as the Company's net revenues. Consequently, as a percentage of net revenues, general and administrative expenses have decreased slightly.

Consolidation Charges. On March 25, 1998, the Company announced plans to outsource the manufacturing of its product lines to K*TEC Electronics, a contract manufacturing division of Kent Electronics with advanced manufacturing capabilities that the Company requires for its new generation Fibre Channel designs. The Company made this strategic decision in an attempt to reduce required future capital expenditures and production costs, as well as to take advantage of K*TEC Electronics' consolidated purchasing power and materials management capabilities. This announcement resulted in, among other things, the decision to close the Company's Puerto Rico manufacturing subsidiary and to close selected sales offices.

During 1999, as the Company was completing this consolidation plan, the Company completed the sale of the land and buildings at its former manufacturing facility in Puerto Rico. The sale resulted in a gain of $777. No impairment had previously been recognized related to the land and buildings. Also in conjunction with the closure of the Company's Puerto Rico manufacturing operations in 1999, the Company recorded additional reductions in inventory related to the streamlining of its product lines of $1,304 in cost of sales. When the initial consolidation charge was taken in fiscal 1998, management believed this inventory would be sold at positive margins. However, as the Company neared the closure of the manufacturing facility, management determined that this inventory was no longer saleable and these additional reductions in inventory were recorded. Furthermore, during 1999, the Company recorded a net reduction of other accrued consolidation charges of $210 based on management's review of the adequacy of the remaining consolidation accrual. The Company substantially completed this consolidation plan in fiscal 1999.

Nonoperating Income. Nonoperating income consisted primarily of interest income. The Company's nonoperating income increased $8,651 to $9,131 in 2000 compared to $480 in 1999. This increase in nonoperating income was primarily due to an increase in interest income associated with the investments of the funds the Company received from the secondary offering of common stock completed during the fourth quarter of fiscal 1999, as well as cash generated from operations.

Income Taxes. For the year ended July 2, 2000, the Company recorded a 25 percent tax provision in the amount of $11,016. The Company's effective tax rate of 25 percent for this period is due to a reduction of the valuation allowance held against certain net operating loss carryforwards. For the twelve months ended June 28, 1999, the Company recorded a tax provision of $247, or approximately four percent. The Company's effective tax rate of approximately four percent for 1999 is primarily due to the utilization of certain net operating losses.

For the six months ended December 26, 1999, the Company's deferred tax valuation allowance was reduced by $5,643, due to the assessment of the recoverability of a portion of the Company's net operating loss carryforwards due to the profitability levels being incurred by the Company. For the six months ended July 2, 2000, despite the continued levels of profitability, the large difference between the exercise prices of the Company's stock options and the related market prices created a significant tax deduction, and as such it was determined that it was not more likely than not that the remaining deferred tax asset would be realized. As a result, no valuation allowance was reversed during the six months ended July 2, 2000.

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

FISCAL 1999 VERSUS FISCAL 1998

Net Revenues. Net revenues for 1999 were $68,485, an increase of $9,000, or 15 percent, from 1998. Net revenues from the Company's Fibre Channel products in 1999 were $38,693, or 56 percent of net revenues, compared to $18,944, or 32 percent of net revenues, for 1998. This increase in revenue from the Company's Fibre Channel products of $19,749, or 104 percent, was primarily the result of continued Fibre Channel market development and increased market acceptance of the Company's Fibre Channel products.

Net revenues generated from the Company's traditional networking products, which include printer servers and network access products, decreased by $10,749, or 27 percent, to $29,792 in 1999 versus $40,541 in 1998. This decrease in net revenues from the Company's traditional networking products was principally due to ongoing maturation of these products that resulted in lower average unit selling prices. Consequently, the Company decreased its focus on these products.

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

In 1999, sales to IBM, including Sequent, accounted for 25 percent; sales to Compaq were 14 percent; and sales to EMC, including Data General, accounted for 10 percent of the Company's net revenues. No other customer accounted for more than 10 percent of net revenues during this period. In 1998, sales to IBM, including Sequent, accounted for 23 percent of the Company's net revenues, and no other customer accounted for more than 10 percent of net revenues during this period. Furthermore, sales to the Company's top five customers accounted for 58 percent of net revenues in 1999 and 45 percent in 1998.

Domestic net revenues were $46,751 and $38,773 for 1999 and 1998, representing 68 percent and 65 percent of total net revenues, respectively. This increase in domestic revenues of $7,978, or 21 percent, was principally due to the higher level of Fibre Channel shipments in 1999 compared to 1998. International net revenues were $21,734 and $20,712 for 1999 and 1998, respectively. International revenues increased by $1,022, or five percent, from 1998 to 1999. The Company's shipments of Fibre Channel products were primarily to the domestic market place; however, the Company began to experience a higher level of Fibre Channel product shipments to the international market place. International revenues for all products, however, accounted for 32 percent of net revenues in 1999, down from 35 percent in 1998.

Gross Profit. Gross profit in 1999 was $27,043, an increase of $7,785, or 40 percent, compared to $19,258 in 1998. Gross margin increased to 39 percent in 1999 from 32 percent in 1998. In conjunction with the planned closure of the Company's Puerto Rico manufacturing operations and transition to subcontracted manufacturing (discussed below in Consolidation Charges), during 1998, the Company recorded $5,314 of inventory charges related to consolidation which consisted of $1,899 of incremental excess and obsolete inventory reserves related to ongoing product life-cycle transitions and $3,415 for reductions in inventory related to the streamlining of the Company's product lines. Excluding these incremental cost of sales charges, gross profit would have been $24,572 and gross margin would have been 41 percent for 1998. Also in conjunction with the closure of the Company's Puerto Rico manufacturing operations, in 1999 the Company recorded additional reductions in inventory related to the streamlining of its product lines of $1,304. When the initial consolidation charge was taken, management believed this inventory would be sold at positive margins. However, as the Company neared the closure of the manufacturing facility, management determined this inventory was no longer saleable and these additional reductions in inventory were recorded. Excluding this charge, gross profit would have been $28,347 and gross margin would have been 41 percent for 1999.

Engineering and Development. Engineering and development expenses were $11,766 and $11,270 for 1999 and 1998, representing 17 percent and 19 percent of net revenues, respectively. Engineering and development expenses increased $496, or four percent, from 1998 to 1999.

Selling and Marketing. Selling and marketing expenses were $6,953 and $7,589 for 1999 and 1998, representing 10 percent and 13 percent of net revenues, respectively. Selling and marketing expenses decreased by $636, or eight percent, from 1998 to 1999. This decrease was a result of the streamlining of the Company's products, which enabled the Company to reduce sales and marketing efforts for its traditional networking products.

General and Administrative. General and administrative expenses were $4,279 and $4,207 for 1999 and 1998, representing six percent and seven percent of net revenues, respectively. General and administrative expenses increased slightly by $72, or two percent, in 1999 compared to 1998.

Consolidation Charges. On March 25, 1998, the Company announced plans to outsource the manufacturing of its product lines to K*TEC Electronics, a contract manufacturing division of Kent Electronics with advanced manufacturing capabilities that the Company requires for its new generation Fibre Channel designs. The Company made this strategic decision in an attempt to reduce required future capital expenditures and production costs, as well as to take advantage of K*TEC Electronics' consolidated purchasing power and materials management capabilities. This announcement resulted in, among other things, the decision to close the Company's Puerto Rico manufacturing subsidiary and to close selected sales offices. In addition to the $5,314 of inventory charges related to consolidation discussed above, the Company recorded consolidation charges of $7,231 related to these closures in 1998.

During 1999, as the Company was completing this consolidation plan, the Company completed the sale of the land and buildings at its former manufacturing facility in Puerto Rico. The sale resulted in a gain of $777. No impairment had previously been recognized related to the land and buildings. Also in conjunction with the closure of the Company's Puerto Rico manufacturing operations in 1999, the Company recorded additional reductions in inventory related to the streamlining of its product lines of $1,304 in cost of sales. When the initial consolidation charge was taken in fiscal 1998, management believed this inventory would be sold at positive margins. However, as the Company neared the closure of the manufacturing facility, management determined that this inventory was no longer saleable and these additional reductions in inventory were recorded. Furthermore, during 1999, the Company recorded a net reduction of other accrued consolidation charges of $210 based on management's review of the adequacy of the remaining consolidation accrual. The Company substantially completed this consolidation plan in fiscal 1999.

Nonoperating Income. Nonoperating income consisted primarily of interest income, interest expense and foreign exchange translation. The Company's nonoperating income was $480 and $113 in 1999 and 1998, respectively. Normal fluctuations in nonoperating income were primarily due to changes in interest income and expense as a result of varying cash balances. The Company completed a secondary offering of 9,260,000 shares of its common stock during the quarter ended June 27, 1999. The Company received proceeds of $132,838, net of underwriter's discount and expenses. This improvement in the Company's cash and investment balances late in the fiscal year generated the increased level of interest income experienced in 1999.

Income Taxes. The Company's income tax expense for 1999 was $247, representing a tax provision of approximately 4.5 percent of income before taxes. The Company's low effective tax rate was primarily due to utilization in 1999 of net operating loss carryforwards which were held net of a substantial valuation allowance. The Company recorded a benefit from income taxes of $88 in 1998. During 1999, the Company received a favorable response to the Ruling Request submitted to the Secretary of the Treasury of Puerto Rico. The liquidation of the Company's subsidiary, Emulex Caribe, during 1998 was structured to qualify for tax-free liquidation treatment under the provisions of both the U.S. and Puerto Rico Internal Revenue Codes. Through its response to the Ruling Request, the Secretary of the Treasury of Puerto Rico has agreed that neither Emulex Corporation nor Emulex Caribe will recognize a gain or loss as a result of the liquidation. The Company also received approval of the Closing Agreement submitted to the Secretary of the Treasury of Puerto Rico. The Secretary agreed to the Company's calculation of the amount of tollgate tax resulting from the deemed distribution from Emulex Caribe to the Company as a result of the liquidation.

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

NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("Statement") 133, "Accounting for Derivative Instruments and Hedging Activities." This new statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges, and establishes respective accounting standards for reporting changes in the fair value of the instruments. In June 1999, the FASB issued Statement 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which deferred the effective date of Statement 133 to all fiscal quarters for fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133". The adoption of these statements did not have a material impact on the Company's financial position or overall trends in results of operations and did not result in significant changes to the Company's financial risk management practices.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. All companies are required to follow the guidance in the SAB no later than the fourth quarter in fiscal year 2001, with restatement of earlier quarters in fiscal 2001 required, if necessary. The SEC has recently indicated it intends to issue further guidance with respect to adoption of specific issues addressed by SAB 101. Until such time as this additional guidance is issued, the Company is unable to assess the impact, if any, SAB 101 may have on its financial position or results of operations.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). This Interpretation clarifies the definition of employee for purposes of applying Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company believes that the impact of FIN 44 will not have a material effect on its financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased by $1,187 during fiscal 2000 from $22,284 as of June 27, 1999, to $23,471 as of July 2, 2000. This increase in cash and cash equivalents was primarily due to the operating activities and financing activities, which provided $44,942 and $4,065 of cash and cash equivalents, respectively, while investing activities used $47,820 of cash and cash equivalents.

Operating activities provided $44,942 of cash and cash equivalents for 2000 compared to providing $1,896 of cash and cash equivalents for 1999. This increase in cash and cash equivalents is primarily due to the Company's increased net income. Operating activities in 2000 included net income of $32,814, increases in income taxes payable of $16,629 and accounts payable of $6,474, offset by an increase in accounts receivable of $7,679 and deferred income taxes of $5,643, as well as changes in other working capital balances. Investing activities, which include purchases of investments of $637,892, maturities of investments of $595,745, as well as the acquisition and disposition of property and equipment of $5,673, used $47,820 of cash and cash equivalents during fiscal 2000. For fiscal 1999, investing activities, which included purchases of investments of $115,380, as well as the sale of the Company's production equipment and its former manufacturing facility in Puerto Rico, used $114,334 of cash and cash equivalents. The Company received net proceeds of $2,447 in cash and recognized a gain of $777 associated with the sale of this manufacturing facility in fiscal 1999. Net financing activities, which were limited to payments under capital lease obligations and proceeds from the exercise of stock options in fiscal 2000, provided $4,065 of cash and cash equivalents during fiscal 2000 compared to providing $132,946 of cash and cash equivalents in fiscal 1999. Fiscal 1999 included net proceeds from a secondary offering of common stock of $132,838.

As part of the Company's continued investment in Fibre Channel product development, the Company expects to increase its capital expenditures, most notably for engineering and development. The Company believes that its existing cash balances, facilities and equipment leases, investments and anticipated cash flows from operating activities will be sufficient to support its working capital needs and capital expenditure requirements for at least the next 12 months.

Item 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE SENSITIVITY

At July 2, 2000, the Company's investment portfolio consisted of fixed income securities, excluding those classified as cash equivalents, of $157,527 (see
Note 2 of the Consolidated Financial Statements). The Company has the positive intent and ability to hold these securities to maturity. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10 percent from the levels existing as of July 2, 2000, the decline in the fair value of the portfolio would not be material to the Company's financial position, results of operations and cash flows.

FOREIGN CURRENCY

The Company has executed and will continue to execute a small amount of transactions in foreign currencies. As a result, the Company may be exposed to financial market risk resulting from fluctuations in foreign currency rates, particularly the British Pound and the French Franc.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item is included herein as part of Item 14(a) of Part IV of this annual report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

There is incorporated herein by reference the information required by this Item in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended July 2, 2000.

See "Executive Officers of the Registrant" in Part I, Item 1 of this Annual Report on Form 10-K, which is incorporated herein by this reference.

Item 11. EXECUTIVE COMPENSATION.

There is incorporated herein by reference the information required by this Item in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended July 2, 2000.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

There is incorporated herein by reference the information required by this Item in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended July 2, 2000.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There is incorporated herein by reference the information required by this Item in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended July 2, 2000.

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

                       EMULEX CORPORATION AND SUBSIDIARIES

                           Annual Report -- Form 10-K
                         Items 8, 14(a)(1) and 14(a)(2)
             Index to Consolidated Financial Statements and Schedule
                 July 2, 2000, June 27, 1999, and June 28, 1998
                   (With Independent Auditors' Report Thereon)

                                                                     Page Number
                                                                     -----------
Consolidated Financial Statements

Independent Auditors' Report........................................     30

Consolidated Balance Sheet  --  July 2, 2000 and June 27, 1999 .....     31

Consolidated Statements of Operations -- Years ended
  July 2, 2000, June 27, 1999 and June 28, 1998.....................     32

Consolidated Statements of Stockholders' Equity -- Years ended
  July 2, 2000, June 27, 1999 and June 28, 1998.....................     33

Consolidated Statements of Cash Flows -- Years ended
  July 2, 2000, June 27, 1999 and June 28, 1998.....................     34

Notes to Consolidated Financial Statements..........................     35

Schedule

Schedule II  --  Valuation and Qualifying Accounts and Reserves.....     51


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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emulex Corporation and subsidiaries as of July 2, 2000 and June 27, 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended July 2, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                              KPMG LLP


Orange County, California
August 4, 2000

                       EMULEX CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets
                         July 2, 2000, and June 27, 1999
                        (in thousands, except share data)

                                                                 2000         1999
                                                               --------     --------
Assets

Current assets:
     Cash and cash equivalents ...........................     $ 23,471     $ 22,284
     Investments .........................................      128,234       83,164
     Accounts and other receivables, less allowance for
        doubtful accounts of $844 in 2000 and $550 in 1999       24,332       17,088
     Inventories, net ....................................       12,635       11,083
     Prepaid expenses ....................................        1,021          475
     Deferred income taxes ...............................          453          244
                                                               --------     --------
         Total current assets ............................      190,146      134,338

Property and equipment, net ..............................        6,927        3,168
Long-term investments ....................................       29,293       32,216
Deferred income taxes and other assets ...................        3,629          269
                                                               --------     --------
                                                               $229,995     $169,991
                                                               ========     ========

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable ....................................     $ 17,869     $ 11,395
     Accrued liabilities .................................        6,355        4,291
     Income taxes payable and other current liabilities ..          320          358
                                                               --------     --------
         Total current liabilities .......................       24,544       16,044

Deferred income taxes and other liabilities ..............           --        2,054
                                                               --------     --------
                                                                 24,544       18,098
                                                               --------     --------
Commitments and contingencies (note 7)

Stockholders' equity:
     Preferred stock, $0.01 par value; 1,000,000 shares
       authorized (150,000 shares designated as Series A
       Junior Participating Preferred Stock); none issued
       and outstanding ...................................           --           --
     Common stock, $0.10 par value; 120,000,000 shares
       authorized; 36,233,424 and 33,933,888 issued and
       outstanding in 2000 and 1999, respectively ........        3,623        3,393
     Additional paid-in capital ..........................      158,814      138,300
     Retained earnings ...................................       43,014       10,200
                                                               --------     --------
Total stockholders' equity ...............................      205,451      151,893
                                                               --------     --------
                                                               $229,995     $169,991
                                                               ========     ========


          See accompanying notes to consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations
           Years Ended July 2, 2000, June 27, 1999, and June 28, 1998
                      (in thousands, except per share data)

                                                                 2000         1999          1998
                                                               --------     --------      --------
Net revenues .............................................     $139,772     $ 68,485      $ 59,485
                                                               --------     --------      --------

Cost of sales ............................................       73,346       40,138        34,913
Cost of sales - inventory charges related to consolidation           --        1,304         5,314
                                                               --------     --------      --------
     Total cost of sales .................................       73,346       41,442        40,227
                                                               --------     --------      --------
 Gross profit ............................................       66,426       27,043        19,258
                                                               --------     --------      --------

Operating expenses:
   Engineering and development ...........................       14,727       11,766        11,270
   Selling and marketing .................................       10,077        6,953         7,589
   General and administrative ............................        6,923        4,279         4,207
   Consolidation charges, net ............................           --         (987)        7,231
                                                               --------     --------      --------
       Total operating expenses ..........................       31,727       22,011        30,297
                                                               --------     --------      --------

Operating income (loss) ..................................       34,699        5,032       (11,039)

Nonoperating income ......................................        9,131          480           113
                                                               --------     --------      --------
Income (loss) before income taxes ........................       43,830        5,512       (10,926)

Income tax provision (benefit) ...........................       11,016          247           (88)
                                                               --------     --------      --------
Net income (loss) ........................................     $ 32,814     $  5,265      $(10,838)
                                                               ========     ========      ========

Net income (loss) per share:
    Basic ................................................     $   0.93     $   0.21      $  (0.44)
                                                               ========     ========      ========
    Diluted ..............................................     $   0.86     $   0.19      $  (0.44)
                                                               ========     ========      ========
Number of shares used in per share computations:
    Basic ................................................       35,412       25,370        24,486
                                                               ========     ========      ========
    Diluted ..............................................       38,226       28,262        24,486
                                                               ========     ========      ========

          See accompanying notes to consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES

                    Consolidated Statements of Stockholders'
        Equity Years ended July 2, 2000, June 27, 1999, and June 28, 1998
                        (in thousands, except share data)

                                                           Common Stock              Additional                          Total
                                                      ------------------------        Paid-In         Retained        Stockholders'
                                                        Shares          Amount        Capital         Earnings           Equity
                                                      ----------        ------        --------        --------        ------------
Balance at June 29, 1997 .....................        24,402,184        $2,440        $  6,063        $ 15,773         $  24,276

    Exercise of stock options ................           131,104            13             155              --               168
    Net loss .................................                --            --              --         (10,838)          (10,838)
                                                      ----------        ------        --------        --------         ---------
Balance at June 28, 1998 .....................        24,533,288         2,453           6,218           4,935            13,606

    Stock offering ...........................         9,260,000           926         131,912              --           132,838
    Exercise of stock options, net of
      844 shares retired .....................           140,600            14             170              --               184
    Net income ...............................                --            --              --           5,265             5,265
                                                      ----------        ------        --------        --------         ---------
Balance at June 27, 1999 .....................        33,933,888         3,393         138,300          10,200           151,893

    Exercise of stock options, net of
      3,698 shares retired ...................         2,299,536           230           3,853              --             4,083
    Tax benefit from exercise of stock options                --            --          16,661              --            16,661
    Net income ...............................                --            --              --          32,814            32,814
                                                      ----------        ------        --------        --------         ---------
Balance at July 2, 2000 ......................        36,233,424        $3,623        $158,814        $ 43,014         $ 205,451
                                                      ==========        ======        ========        ========         =========

          See accompanying notes to consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
           Years Ended July 2, 2000, June 27, 1999, and June 28, 1998
                                 (in thousands)

                                                                             2000              1999              1998
                                                                           ---------         ---------         --------
Cash flows from operating activities:
Net income (loss) .................................................        $  32,814         $   5,265         $(10,838)
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
          Depreciation and amortization ...........................            1,814             1,648            2,347
          Impairment of property, plant and equipment .............               --                --            1,022
          Impairment of intangibles ...............................              175               125               --
          Loss (gain) on disposal of property, plant and equipment               112              (750)              51
          Provision for doubtful accounts .........................              435                86              190
          Deferred income taxes ...................................           (5,643)               --             (380)
          Changes in assets and liabilities:
              Accounts receivable .................................           (7,679)           (5,033)           2,454
              Inventories .........................................           (1,552)           (1,177)           2,807
              Prepaid expenses and other assets ...................             (701)               18            1,280
              Income taxes receivable .............................               --                --              280
              Accounts payable ....................................            6,474             4,486            2,615
              Accrued liabilities .................................            2,064            (2,987)           1,158
              Deferred revenue ....................................               --                --               (6)
              Income taxes payable ................................           16,629               215              136
                                                                           ---------         ---------         --------
                Net cash provided by operating activities .........           44,942             1,896            3,116
                                                                           ---------         ---------         --------

Cash flows from investing activities:
Net proceeds from sale of property, plant and equipment ...........               30             2,999               21
Additions to property and equipment ...............................           (5,703)           (1,953)          (1,592)
Purchases of investments ..........................................         (637,892)         (115,380)              --
Maturity of investments ...........................................          595,745                --               --
Additions to intangibles ..........................................               --                --             (300)
                                                                           ---------         ---------         --------
      Net cash used in investing activities .......................          (47,820)         (114,334)          (1,871)
                                                                           ---------         ---------         --------

Cash flows from financing activities:
Principal payments under capital leases ...........................              (18)              (76)            (121)
Net proceeds from issuance of common stock under stock option plans            4,083               184              168
Net proceeds from stock offering ..................................               --           132,838               --
                                                                           ---------         ---------         --------
      Net cash provided by financing activities ...................            4,065           132,946               47
                                                                           ---------         ---------         --------
Net increase in cash and cash equivalents .........................            1,187            20,508            1,292

Cash and cash equivalents at beginning of year ....................           22,284             1,776              484
                                                                           ---------         ---------         --------
Cash and cash equivalents at end of year ..........................        $  23,471         $  22,284         $  1,776
                                                                           =========         =========         ========

Supplemental disclosures:

Cash paid during the year for:
      Interest ....................................................        $      21         $      60         $    169
      Income taxes ................................................               32                53               64

During the year ended July 2, 2000, the Company recognized a credit to additional paid-in capital and a debit to income taxes payable of $16,661 related to the tax benefit from exercises of stock options under the Company's stock option plans.

          See accompanying notes to consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 July 2, 2000, June 27, 1999, and June 28, 1998
             (dollars in thousands, except share and per share data)

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation

        The consolidated financial statements include the accounts of Emulex Corporation, a Delaware corporation, and its wholly owned subsidiaries (collectively, the "Company" or "Emulex"). All significant intercompany balances and transactions have been eliminated in consolidation.

        Fiscal Year

        The Company's fiscal year ends on the Sunday nearest June 30. Fiscal year 2000 was comprised of 53 weeks. Fiscal years 1999 and 1998 were each comprised of 52 weeks.

        Common Stock Splits

        On August 30, 1999, the Company completed a two-for-one stock split, effected in the form of a stock dividend of one share of Emulex Common Stock for each share of common stock outstanding to stockholders of record on August 16, 1999. As the par value of the Company's common stock remained at $0.20 per share, all periods presented reflect a reclass from additional paid-in capital to common stock. Additionally, on December 15, 1999, the Company completed another two-for-one stock split, and the par value of the Company's common stock changed from $0.20 per share to $0.10 per share. All share, per share and related data presented in the consolidated financial statements and footnotes have been retroactively adjusted to reflect these stock splits.

        Consolidation Charges - Fiscal 1998 and 1999

        On March 25, 1998, the Company announced plans to outsource the manufacturing of its product lines to K*TEC Electronics, a division of Kent Electronics Corporation. The Company made this strategic decision in an attempt to reduce required future capital expenditures and production costs, as well as to take advantage of K*TEC Electronics' consolidated purchasing power and materials management capabilities. This decision resulted in, among other things, the closing of the Company's Puerto Rico manufacturing subsidiary, streamlining the Company's product offerings of some of its more mature, lower volume products (primarily in the Company's network access products), and closing selected sales offices. In conjunction with this decision, during fiscal year 1998, the Company recorded consolidation charges of $7,231 and inventory charges related to consolidation of $5,314 for incremental inventory reserves related to ongoing product life-cycle transitions and the streamlining of the Company's product offerings. The $7,231 of consolidation charges included approximately $3,010 for severance and related costs, $1,022 for impairment of certain property, plant and equipment, $1,360 primarily due to reductions in prepaid royalties and other expenses, $225 for equipment and office leases, $631 for payroll and related costs for Puerto Rico employees and other directly related costs to complete the closure of the facility after operations had ceased, $325 for legal, tax and accounting advice directly related to the closure of the Puerto Rico facility and $658 of directly related costs incurred primarily at the corporate level to facilitate the closure of the Puerto Rico facility (travel, labor, and other outside services). The Company anticipated a worldwide reduction of approximately 130 full-time employees, or 48 percent of the workforce, and 45 temporary workers in Puerto Rico. The majority of the headcount reduction was in the manufacturing area; however, selected reductions were also made in other areas related to the streamlining of product offerings.

                       EMULEX CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 July 2, 2000, June 27, 1999, and June 28, 1998
             (dollars in thousands, except share and per share data)

        The $1,022 impairment to property, plant and equipment reflected the assets to be disposed of at fair value less costs to sell, based on a combination of management judgment and outside appraisal. Included in property, plant and equipment at March 29, 1998, was $2,347 of assets to be disposed of. At June 28, 1998, the Company had ceased operations at the Puerto Rico facility. Through that time, these assets continued to be depreciated. At June 28, 1998, the remaining assets related to the restructuring consisted of land, buildings and improvements of $1,683, production and test equipment of $588 and furniture and fixtures of $55. After these assets were taken from use, the assets were promptly disposed of, except for the production equipment and the building and land which were held for sale. During the limited time these assets were held for sale, no depreciation was recognized because their carrying value was at fair value less costs to sell. The production equipment was sold in September 1998. The land and buildings were sold in October 1998.

        As of June 28, 1998, actions to complete this consolidation plan were still in process. The remaining consolidation accrual as of June 28, 1998, of $3,173 consisted of approximately $1,661 for severance and related costs, $155 for equipment and office leases, $631 for payroll and related costs for Puerto Rico employees and other directly related costs to complete the closure of the facility after operations had ceased, and other costs substantially incurred by June 28, 1998 including $249 for legal, tax and accounting advice directly related to the closure of the Puerto Rico facility, and $477 for directly related costs incurred primarily at the corporate level to facilitate the closure of the Puerto Rico facility (travel, labor, and other outside services). At June 28, 1998, the Company's work force still included 45 of the 130 employees discussed above.

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

        Foreign Currency Translation

        The Company has designated the U.S. dollar as its functional currency. Accordingly, monetary assets and liabilities denominated in foreign currencies are remeasured into the U.S. dollar at the exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into the U.S. dollar at the appropriate historical exchange rates. Income and expense amounts denominated in foreign currencies are remeasured into the U.S. dollar at the average exchange rates during the period, except for expense items related to non-monetary accounts, which are remeasured at the appropriate historical exchange rates. Net foreign exchange gains and losses are included in other nonoperating income in the period incurred (see note 11).

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

                       EMULEX CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 July 2, 2000, June 27, 1999, and June 28, 1998
             (dollars in thousands, except share and per share data)

        Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or net realizable value.

        Property and Equipment

        Property and equipment are stated at cost, and depreciation and amortization are provided on the straight-line method over estimated useful lives of two to ten years.

        Long-Lived Assets

        The Company applies Statement of Financial Accounting Standards No. ("Statement") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Under Statement 121, the recoverability of long-lived assets is assessed by determining whether the carrying value of an asset can be recovered through projected undiscounted future operating cash flows over its remaining life. The amount of impairment, if any, is measured based on fair value, which is determined using projected discounted future operating cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

        Intangible Assets

        Capitalized software development costs can consist of costs to purchase software to be used within the Company's products and costs to develop software internally. Capitalization of purchased software occurs only if technological feasibility has been established through completion of product design, working model and testing. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require judgment by management with respect to certain external factors, including but not limited to, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. Purchased software costs of $300 were capitalized in 1998. No purchased software costs were capitalized in 2000 or 1999. No internally developed software costs were capitalized in 2000, 1999 or 1998. As a result of an announcement made by a competitor during the quarter ended June 27, 1999, the Company altered some developmental plans which rendered $125 of capitalized purchase software costs unusable. Consequently, the Company recognized impairment of $125 in cost of sales during the quarter ended June 27, 1999. During the quarter ended December 26, 1999, the Company discontinued development of the project related to the remaining $175 of capitalized purchased software costs, and accordingly, the Company recognized impairment of $175 in cost of sales during the quarter ended December 26, 1999. As of July 2, 2000, there were no unamortized costs of capitalized purchased software included in other assets.

        Further, Statement 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," requires that at each balance sheet date the unamortized costs of a computer software product be compared to the net realizable value of that product. The amount by which the unamortized costs exceed the net realizable value of a product is to be written off.

        Revenue Recognition

        The Company generally recognizes revenue at the time of shipment. The Company makes certain sales through two-tier distribution channels and has various agreements with certain of its distributors and Master Value Added Resellers (collectively the "Distributors"). These agreements may be terminated upon written notice by either party. Additionally, these Distributors are generally given privileges to return a portion of inventory and to participate in various cooperative marketing programs. The Company recognizes revenues to its Distributors based on management's estimates to approximate the point that products have been resold, except when management can reasonably estimate the amount of potential returns by the Distributors, in which case revenue is recognized upon shipment and an allowance for estimated returns is recorded. Additionally, the Company maintains appropriate accruals and allowances for all other programs. Furthermore, the Company provides a warranty of between two and five years on all products and provides a reserve for warranty costs at the time of shipment based on actual historic experience.

        Net Income (Loss) per Share

        The Company applies Statement 128, "Earnings per Share." Statement 128 specifies standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational

                       EMULEX CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 July 2, 2000, June 27, 1999, and June 28, 1998
             (dollars in thousands, except share and per share data)

        guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that the common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision, and (c) revising the contingent share provisions and the supplemental EPS data requirements. Statement 128 also made a number of changes to previous disclosure requirements.

        Accounting for Stock Options

        Prior to July 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On July 1, 1996, the Company adopted Statement 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, Statement 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma net income per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair-value-based method defined in Statement 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of Statement 123 (see note 8).

        Fair Value of Financial Instruments

        The Company applies the provisions of Statement 107, "Disclosures about Fair Value of Financial Instruments." Statement 107 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. Statement 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of July 2, 2000, and June 27, 1999, management believes the fair value of all financial instruments approximated carrying value.

        Concentration of Credit Risk

        The Company sells its products to original equipment manufacturers and distributors throughout the world; however, sales in the United States and Europe currently account for 96 percent of the Company's net revenues, and the Company expects for the foreseeable future, these sales will account for the substantial majority of the Company's revenues. Sales to customers are denominated in U.S. dollars. Consequently, the Company believes its foreign currency risk is minimal. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts. Historically, the Company has not experienced significant losses on accounts receivable.

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

                       EMULEX CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 July 2, 2000, June 27, 1999, and June 28, 1998
             (dollars in thousands, except share and per share data)

        measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        Comprehensive Income

        As of June 29, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for reporting and displaying of comprehensive income and its components; however, the adoption of Statement 130 had no impact on the Company's consolidated financial statements as the Company had no transactions that would be considered other comprehensive income.

        Segment Information

        In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement 131, "Disclosures about Segments of an Enterprise and Related Information." Statement 131 supersedes Statement 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach is based on the method by which management organizes its operating segments within the enterprise. Operating segments, as defined by Statement 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Chief Operating Decision Maker in deciding how to allocate resources and in assessing performance. Statement 131 also requires disclosures about products and services, geographic areas, and major customers. The Company operates in one operating segment, networking products, for purposes of Statement 131.

NOTE 2  INVESTMENTS

        The Company's portfolio of investments consists of the following:

                                                           2000           1999
                                                         ---------     ---------

        Money market funds.............................   $ 23,325      $ 22,284
        Commercial paper...............................     66,101        83,164
        U.S. Government Agency securities..............     58,031        32,216
        Corporate bonds................................     33,395            --
                                                          --------      --------
                                                          $180,852      $137,664
                                                          ========      ========

        At July 2, 2000 and June 27, 1999, the net unrealized holding gains and losses on investments were immaterial. Investments at July 2, 2000 and June 27, 1999 were classified as shown below:

                                                            2000          1999
                                                          --------      --------
        Cash and cash equivalents......................   $ 23,471      $ 22,284
        Short-term investments.........................    128,234        83,164
        Long-term investments (with maturities
          from 1 to 2 years)...........................     29,293        32,216
                                                          --------      --------
                                                          $180,998      $137,664
                                                          ========      ========

NOTE 3  INVENTORIES

        Components of inventories, net of reserves, are as follows:

                                                           2000        1999
                                                          -------     ------
        Raw materials.................................    $ 1,016     $   805
        Finished goods................................     11,619      10,278
                                                          -------     -------
                                                          $12,635     $11,083
                                                          =======     =======

                       EMULEX CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 July 2, 2000, June 27, 1999, and June 28, 1998
             (dollars in thousands, except share and per share data)

NOTE 4  PROPERTY AND EQUIPMENT

        Components of property and equipment, net, are as follows:

                                                            2000          1999
                                                           -------      -------
        Production and test equipment...................   $10,275      $ 8,137
        Furniture and fixtures..........................     5,768        4,180
        Leasehold improvements..........................       569          396
        Other equipment.................................        --           22
                                                           -------      -------
                                                            16,612       12,735

        Less accumulated depreciation and amortization..    (9,685)      (9,567)
                                                           -------      -------
                                                           $ 6,927      $ 3,168
                                                           =======      =======

NOTE 5  ACCRUED LIABILITIES

        Components of accrued liabilities are as follows:

                                                             2000        1999
                                                           -------     -------
        Payroll and related costs........................  $ 3,213     $ 1,849
        Warranty and related reserves....................      998         868
        Unearned revenue.................................      556         951
        Other............................................    1,588         623
                                                           -------     -------
                                                           $ 6,355     $ 4,291
                                                           =======     =======

NOTE 6  EMPLOYEE RETIREMENT SAVINGS PLAN

        The Company has a pretax savings and profit sharing plan under Section 401(k) of the Internal Revenue Code for substantially all domestic employees. Under the plan, eligible employees are able to contribute up to 15 percent of their compensation not to exceed the maximum IRS deferral amount. Company discretionary contributions match up to four percent of a participant's compensation. The Company's contributions under this plan were $374, $287 and $270 in 2000, 1999 and 1998, respectively.

        The Company offers a similar plan to eligible employees in the United Kingdom, whereby they may contribute up to 15 percent of their compensation. Company discretionary contributions match up to four percent of a participant's compensation. The Company's contributions under this plan were $6, $5 and $0 in 2000, 1999 and 1998, respectively.

        The Company had a similar plan for all employees in the Company's Puerto Rico facility under Section 165(e) of the Internal Revenue Code. This plan was terminated as a part of the Company's closure of its Puerto Rico manufacturing subsidiary completed during 1999. Under this plan, eligible employees were able to contribute up to 10 percent of their compensation not to exceed the maximum IRS deferral amount. Company discretionary contributions matched up to 3 percent of a participant's compensation. The Company's contributions under this plan were $0, $25 and $116 in 2000, 1999 and 1998, respectively.

                       EMULEX CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 July 2, 2000, June 27, 1999, and June 28, 1998
             (dollars in thousands, except share and per share data)

NOTE 7  COMMITMENTS AND CONTINGENCIES

        Leases

        The Company leases certain facilities and equipment under long-term noncancelable operating lease agreements which expire at various dates through 2003. Rent expense for the Company under operating leases, including month-to-month rentals, totaled $918, $840 and $1,038 in 2000, 1999 and 1998, respectively.

        Future minimum noncancelable lease commitments are as follows:

                                                                     Operating
                                                                      Leases
                                                                     ---------
        Fiscal year:
           2001....................................................   $  867
           2002....................................................      172
           2003....................................................       27
                                                                      ------
            Total minimum lease payments...........................   $1,066
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

NOTE 8  STOCKHOLDERS' EQUITY

        Common Stock Splits

        On August 30, 1999, the Company completed a two-for-one stock split, effected in the form of a stock dividend of one share of Emulex Common Stock for each share of common stock outstanding to stockholders of record on August 16, 1999. As the par value of the Company's common stock remained at $0.20 per share, all periods presented reflect a reclass from additional paid-in capital to common stock. Additionally, on December 15, 1999, the Company completed another two-for-one stock split, and the par value of the Company's common stock changed from $0.20 per share to $0.10 per share. All share and per share data presented in the consolidated financial statements and footnotes have been retroactively adjusted to reflect these stock splits.

        Stock Offering

        In the quarter ended June 27, 1999, the Company completed a secondary offering of 9,260,000 shares of the Company's common stock at a price of $15.25 per share. The Company received proceeds of $132,838, net of underwriter's discount and expenses of $8,377.

        Stock Option Plans

        Under the Company's Employee Stock Option Plan (the "Plan"), the exercise price of options granted will not be less than the fair market value at the date of grant. The total number of shares of common stock available for grant under the Plan is 12,570,000. Unless otherwise provided by the Board of Directors or a committee of the Board administering the Plan, each option granted under the Plan becomes exercisable at the rate of 25 percent one year after the date of grant with an additional 6.25 percent becoming exercisable each three-month interval thereafter.

        On July 6, 1998, the Company's Board of Directors approved a repricing of outstanding stock options granted under the Emulex Corporation Employee Stock Option Plan. Employees were able, at their discretion, to reprice outstanding options with a current option price per share in excess of $1.50 to an exercise price of $1.50 per share which was the market value on July 6, 1998. Stock options totaling 2,171,496 shares were repriced. These shares

                       EMULEX CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 July 2, 2000, June 27, 1999, and June 28, 1998
             (dollars in thousands, except share and per share data)

        were included in the amounts granted and canceled during 1999 in the table below. The vesting schedule of the options which were repriced remained unchanged; however, no options which had been repriced could be exercised for a period of 12 months, or until July 6, 1999, regardless of prior vesting. This repricing specifically excluded all options held by Paul F. Folino, the Company's chief executive officer. Furthermore, this repricing did not apply to any shares issued under the Director Plan.

        On October 9, 1997, the Company's Board of Directors adopted the Emulex Corporation 1997 Stock Option Plan for Non-Employee Directors (the "Director Plan") which, as amended, allows for a maximum of 600,000 shares of common stock. The Director Plan provides that an option to purchase 60,000 shares of common stock of the Company will be granted to each non-employee director of the Company upon the first date that such director becomes eligible to participate. These options shall be exercisable as to one-third of the shares on each anniversary of the grant if the director is still a director of the Company. In addition, on each yearly anniversary of the date of the initial grant, each eligible director shall automatically be granted an additional option to purchase 20,000 shares of common stock. These options shall be exercisable as to one-half of the shares on the six month anniversary, one quarter on the nine month anniversary and one quarter on the year anniversary of the grant date. Options granted under the Director Plan are non-qualified stock options. The exercise price per option granted will not be less than the fair market value at the date of grant. No option granted under the Director Plan shall be exercisable after the expiration of the earlier of (i) ten years following the date the option is granted or (ii) one year following the date the optionee ceases to be a director of the Company for any reason. Options to purchase 140,000, 80,000 and 240,000 shares were granted under the Director Plan in 2000, 1999 and 1998, respectively.

        Following is a summary of stock option transactions for 1998, 1999 and 2000:

                                                                  Weighted
                                                   Number     average exercise
                                                 of Shares    price per share
                                                 ----------   ---------------

        Options outstanding at June 29, 1997      2,953,904       $ 3.24
          Granted ..........................      1,218,764         3.62
          Exercised ........................       (131,104)        1.28
          Canceled .........................       (205,400)        4.38
                                                 ----------

        Options outstanding at June 28, 1998      3,836,164         3.36
          Granted ..........................      2,985,496         3.00
          Exercised ........................       (141,444)        1.41
          Canceled .........................     (2,487,836)        3.78
                                                 ----------

        Options outstanding at June 27, 1999      4,192,380         2.92

          Granted ..........................      1,524,200        63.68
          Exercised ........................     (2,303,234)        1.83
          Canceled .........................        (59,780)        2.01
                                                 ----------
        Options outstanding at July 2, 2000       3,353,566        31.30
                                                 ==========

                       EMULEX CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 July 2, 2000, June 27, 1999, and June 28, 1998
             (dollars in thousands, except share and per share data)

        As of July 2, 2000, June 27, 1999, and June 28, 1998, the number of options exercisable was 1,040,602, 1,118,000 and 1,907,844, respectively, and the weighted average exercise price of those options was $6.59, $2.43 and $2.91, respectively.

                                                Options Outstanding                        Options Exercisable
                                   -----------------------------------------------     ----------------------------
                                                      Weighted          Weighted                           Weighted
                                                       average           average                            average
                                    Outstanding       exercise          remaining       Exercisable        exercise
            Range of                   as of          price per        contractual         as of           price per
         Exercise Prices           July 2, 2000        option         life (years)     July 2, 2000         option
        -----------------          ------------      -----------      -------------    ------------       --------
        $ 0.95 to $  2.44             785,181          $  1.64            6.38            531,397          $ 1.71
        $ 2.69 to $  9.25             932,085          $  4.70            7.50            441,705          $ 4.76
        $19.88 to $ 29.28             508,900          $ 26.40            9.08             27,500          $19.88
        $41.69 to $ 52.56             673,400          $ 44.00            9.82                 --              --
        $55.19 to $218.06             454,000          $123.83            9.51             40,000          $82.41
                                    ---------                                           ---------
        $ 0.95 to $218.06           3,353,566          $ 31.30            8.21          1,040,602          $ 6.59
                                    =========                                           =========

        The Company applies APB Opinon No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company's net income (loss) would have been the pro forma amounts indicated below:

                                                                2000              1999           1998
                                                               -------           ------        --------
        Net income (loss) as reported......................    $32,814           $5,265        $(10,838)
        Assumed stock compensation cost....................     14,839            2,399           1,417
                                                               -------           ------        --------
          Pro forma net income (loss)......................    $17,975           $2,866        $(12,255)
                                                               =======           ======        ========

        Diluted net income (loss) per share as reported....    $  0.86           $ 0.19        $  (0.44)
          Pro forma diluted net income (loss) per share....    $  0.47           $ 0.10        $  (0.50)
                                                               =======           ======        ========


        Pro forma net income (loss) reflects options granted in 2000, 1999, 1998 and 1997. Therefore, the full impact of calculating compensation cost for stock options under Statement 123 is not reflected in the pro forma net income (loss) amounts presented above for all periods presented because compensation cost is reflected over the options' vesting period of up to four years and compensation cost for options granted prior to July 3, 1995, is not considered.

                       EMULEX CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 July 2, 2000, June 27, 1999, and June 28, 1998
             (dollars in thousands, except share and per share data)

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                  2000            1999          1998
                                                                 -------         -------       ------
        Risk-free interest rate............................        6.2%            5.1%          5.7%
        Stock volatility...................................       83.9%           70.8%         64.4%
        Dividend yield.....................................        0.0%            0.0%          0.0%
        Average expected lives (years).....................        3.8             2.3           3.2
        Weighted-average fair value per option granted.....      $39.50           $2.77         $3.52

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

                       EMULEX CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 July 2, 2000, June 27, 1999, and June 28, 1998
             (dollars in thousands, except share and per share data)

NOTE 9  INCOME TAXES

        The components of income tax expense (benefit) are as follows:

                                       2000        1999       1998
                                     --------      -----      -----
        Federal:
           Current .............     $ 14,503      $ 187      $ 291
           Deferred ............       (5,643)        --       (380)
        State:
           Current .............        2,156         59         --
           Deferred ............           --         --         --
        Foreign and Puerto Rico:
           Current .............           --          1          1
           Deferred ............           --         --         --
                                     --------      -----      -----
                                     $ 11,016      $ 247      $ (88)
                                     ========      =====      =====

During the year ended July 2, 2000, the Company recognized a credit to additional paid-in capital and a debit to income taxes payable of $16,661 related to the tax benefit from exercises of stock options under the Company's stock option plans.


        Income (loss) before income taxes consists of the following:

                                   2000       1999          1998
                                 -------     -------      --------

        Domestic ...........     $43,830     $ 5,647      $(10,991)
        Foreign ............          --        (135)           65
                                 -------     -------      --------
             Total..........     $43,830     $ 5,512      $(10,926)
                                 =======     =======      ========

                       EMULEX CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 July 2, 2000, June 27, 1999, and June 28, 1998
             (dollars in thousands, except share and per share data)


        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                                                  2000          1999
                                                                                --------      --------
        Deferred tax assets:
           Capitalization of inventory costs ..............................     $    578      $     --
           Accelerated depreciation .......................................          209           160
           Reserves not currently deductible ..............................        2,133           839
           Provisions for discontinued operations and consolidation charges          100           351
           Net operating loss carryforwards ...............................       30,989        11,647
           General business and state credit carryforwards ................        7,450         4,154
           Alternative minimum tax credit carryforwards ...................        1,185         1,185
                                                                                --------      --------
              Total gross deferred tax assets .............................       42,644        18,336
              Less valuation allowance ....................................      (35,601)      (16,566)
                                                                                --------      --------
              Net deferred tax assets .....................................        7,043         1,770
                                                                                --------      --------

        Deferred tax liabilities:
           Capitalization of inventory costs ..............................           --            21
           Various state taxes ............................................        1,451           689
           Other ..........................................................        1,759         2,870
                                                                                --------      --------
              Total gross deferred tax liabilities ........................        3,210         3,580
                                                                                --------      --------
              Net deferred tax assets (liabilities) .......................     $  3,833      $ (1,810)
                                                                                ========      ========

        Based on the Company's historical and anticipated future pre-tax results of operations, management believes it is more likely than not that the Company will realize the benefit of the net deferred tax assets existing as of July 2, 2000. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement earnings from operations to fully realize recorded tax benefits.

        Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of July 2, 2000, will be allocated as follows:

        Income tax benefit that would be reported in the
          consolidated statements of operations......................... $19,066

        Additional paid-in capital......................................  16,535
                                                                         -------
                                                                         $35,601
                                                                         =======

        The effective income tax expense (benefit) on pretax income (loss) differs from expected federal income tax for the following reasons:

                                                                            2000         1999         1998
                                                                          --------      -------      -------
        Expected income tax (benefit) at 34 percent .................     $ 14,902      $ 1,874      $(3,715)
        State income tax, net of federal tax benefit ................        1,671           91          (20)
        Net increase in tax as a result of Emulex
           Caribe, Inc. and foreign income taxed at
           a rate different from U.S. statutory rate ................           --           33        2,586
        Change in valuation allowance allocated to income tax expense       (5,643)      (1,584)         753
        Recovery from QLogic Corporation pursuant
           to tax sharing agreement .................................           --           50         (188)
        Other, net ..................................................           86         (217)         496
                                                                          --------      -------      -------
                                                                          $ 11,016      $   247      $   (88)
                                                                          ========      =======      =======

                       EMULEX CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 July 2, 2000, June 27, 1999, and June 28, 1998
             (dollars in thousands, except share and per share data)

        During 1999, the Company made a tax payment of $50 related to a tax sharing agreement with QLogic Corporation, a former subsidiary of the Company. In 1998, the Company received an income tax benefit in the amount of $188 related to a recovery under the tax sharing agreement.

        At July 2, 2000, the Company had net operating loss carryforwards for federal income tax purposes of $87,747 which are available to offset future federal taxable income through 2020 and $13,072 for state purposes available through 2005. The Company has business credit carryforwards for federal purposes of approximately $4,229 and foreign tax credit carryforwards of $81 that are available to reduce federal income taxes through 2020. In addition, the Company has alternative minimum tax credit carryforwards of approximately $1,185 which are available for carryforward indefinitely. The Company also has approximately $3,140 of research and experimentation credit carryforwards for state purposes available through 2020.

        For the six months ended December 26, 1999, the Company's deferred tax valuation allowance was reduced by $5,643, due to the assessment of the recoverability of a portion of the Company's net operating loss carryforwards due to the profitability levels being incurred by the Company. For the six months ended July 2, 2000, despite the continued levels of profitability, the large difference between the exercise prices of the Company's stock options and the related market prices created a significant tax deduction, and as such it was determined that it was not more likely than not that the remaining deferred tax asset would be realized. As a result, no valuation allowance was released during the six months ended July 2, 2000. For the twelve months ended July 2, 2000, there was an increase in the valuation allowance of $19,035, net of the $5,643 reduction described above.

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

NOTE 10 REVENUE BY PRODUCT FAMILIES, GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMERS

        Revenues by Product Families:

        The Company designs and markets two major distinct product families within one industry segment: high-speed Fibre Channel products and the Company's traditional networking and other products which consist primarily of printer servers and network access products.

                                                             2000        1999         1998
                                                           --------     -------     -------
        Net revenues:
           Fibre Channel .............................     $119,134     $38,693     $18,944

           Traditional networking and other:
              Printer servers ........................       13,276      17,003      23,963
              Network access .........................        6,923      12,125      15,506
              Other ..................................          439         664       1,072
                                                           --------     -------     -------
                Total traditional networking and other       20,638      29,792      40,541
                                                           --------     -------     -------
        Total net revenues ...........................     $139,772     $68,485     $59,485
                                                           ========     =======     =======

        Revenues by Geographic Area:

        The Company's net revenues by geographic area based on bill-to location are:

                                          2000                 1999                 1998
                                  ------------------     ----------------     ---------------
        United States .......     $ 97,428       70%     $46,751      68%     $38,773     65%
        Europe ..............       37,154       26%      18,378      27%      15,627     26%
        Pacific Rim Countries        5,190        4%       3,356       5%       5,085      9%
                                  --------      ---      -------     ---      -------    ---
                                  $139,772      100%     $68,485     100%     $59,485    100%
                                  ========      ===      =======     ===      =======    ===

                       EMULEX CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 July 2, 2000, June 27, 1999, and June 28, 1998
             (dollars in thousands, except share and per share data)

        In 2000, net revenues to the United Kingdom, based on bill-to location, were 10 percent, and no other country in Europe accounted for more than 10 percent of net revenues during this period. In 1999 and 1998, no country other than the United States accounted for more than 10 percent of net revenues.

        Significant Customers:

        The following table represents direct sales to customers accounting for greater than 10 percent of the Company's net revenues or customer accounts receivable accounting for greater than 10 percent of the Company's trade accounts receivable. Amounts not presented were less than 10 percent.

                                                                                  Accounts
                                                            Net Revenues         Receivable
                                                        --------------------    ------------
                                                        2000    1999    1998    2000    1999
                                                        ----    ----    ----    ----    ----
         IBM, including Sequent...................       15%     25%     23%     14%     21%
         Compaq  .................................       23%     14%     --      30%     26%
         EMC, including Data General..............       14%     10%     --      --      --
         Avnet ...................................       10%     --      --      --      --
         Bell Microproducts.......................       --      --      --      10%     --

        In 2000, some of the Company's larger OEM customers have purchased products through distributors or resellers. Total sales, including direct sales to these customers and their customer-specific models purchased indirectly through other distribution channels, amounted to 27 percent of the Company's net revenues for Compaq, 22 percent for EMC, and 19 percent for IBM.

NOTE 11 NONOPERATING INCOME

        Nonoperating income, net, is as follows:

                                    2000           1999          1998
                                   -------         -----         -----

        Interest income....        $ 9,325         $ 670         $  97
        Interest expense...            (32)          (72)          (94)
        Foreign exchange...            (10)          (17)           (8)
        Other .............           (152)         (101)          118
                                   -------         -----         -----
                                   $ 9,131         $ 480         $ 113
                                   =======         =====         =====

                       EMULEX CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 July 2, 2000, June 27, 1999, and June 28, 1998
             (dollars in thousands, except share and per share data)

NOTE 12 NET INCOME (LOSS) PER SHARE

        Basic net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of outstanding stock options is reflected in diluted net income per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted net income (loss) per share; and all amounts have been retroactively restated for the fiscal 2000 stock splits:

                                                                  2000           1999            1998
                                                                 -------        -------        --------
         Numerator:
            Net income (loss) ...........................        $32,814        $ 5,265        $(10,838)
                                                                 =======        =======        ========

        Denominator:
            Denominator for basic net income (loss) per
              share - weighted average shares outstanding         35,412         25,370          24,486
            Effect of dilutive securities:
              Dilutive options outstanding ..............          2,814          2,892              --
                                                                 -------        -------        --------
            Denominator for diluted net income (loss) per
              share - adjusted weighted average shares ..         38,226         28,262          24,486
                                                                 =======        =======        ========
        Basic net income (loss) per share ...............        $  0.93        $  0.21        $  (0.44)
                                                                 =======        =======        ========
        Diluted net income (loss) per share .............        $  0.86        $  0.19        $  (0.44)
                                                                 =======        =======        ========

        Options to purchase 304,867 and 206,200 shares of common stock outstanding at July 2, 2000, and June 27, 1999, respectively, were not included in the computation of diluted earnings per share for the years then ended. These options were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares of $77.66 and $8.05 for the years ended July 2, 2000, and June 27, 1999, respectively. Therefore, including these shares would have an antidilutive effect. As the Company recorded a net loss for the year ended June 28, 1998, all 3,836,164 outstanding stock options were excluded from the calculation of diluted loss per share, because the effect would have been antidilutive.

NOTE 13 QUARTERLY FINANCIAL DATA (UNAUDITED)

        Selected quarterly financial data for 2000 and 1999 is as follows:

                                Net                           Net      Diluted income
                              revenues     Gross profit      income       per share
                              --------     ------------      -------   --------------
        2000:

        Fourth quarter...     $ 40,755        $20,467        $ 9,569        $0.25
        Third quarter....       36,518         17,369          7,678         0.20
        Second quarter...       33,603         15,693          8,767         0.23
        First quarter....       28,896         12,897          6,800         0.36
                              --------        -------        -------
        Total ...........     $139,772        $66,426        $32,814
                              ========        =======        =======

                                Net                           Net      Diluted income
                              revenues     Gross profit      income       per share
                              --------     ------------      -------   --------------
        1999:

        Fourth quarter...     $ 20,453        $ 9,087        $ 3,048        $0.10
        Third quarter....       18,235          7,409          1,355         0.05
        Second quarter...       15,746          5,465            440         0.02
        First quarter....       14,051          5,082            422         0.02
                              --------        -------        -------
        Total ...........     $ 68,485        $27,043        $ 5,265
                              ========        =======        =======

                        CONSOLIDATED FINANCIAL STATEMENT

                 SCHEDULE OF EMULEX CORPORATION AND SUBSIDIARIES

                                                                     SCHEDULE II

                       EMULEX CORPORATION AND SUBSIDIARIES

                 Valuation and Qualifying Accounts and Reserves

           Years ended July 2, 2000, June 27, 1999, and June 28, 1998
                                 (in thousands)

                                                       Additions      Amounts
                                         Balance at    Charged to     Charged       Balance
                                         Beginning      Costs and     Against       at End
Classification                           of Period      Expenses      Reserve      of Period
--------------                           ---------     ----------     --------     ---------
Year ended July 2, 2000:

    Allowance for doubtful accounts        $  550        $  435        $  141        $  844
                                           ======        ======        ======        ======
    Inventory valuation reserves ..        $  585        $2,744        $  782        $2,547
                                           ======        ======        ======        ======
    Sales returns and allowances ..        $1,091        $3,305        $3,311        $1,085
                                           ======        ======        ======        ======

Year ended June 27, 1999:

    Allowance for doubtful accounts        $  576        $   86        $  112        $  550
                                           ======        ======        ======        ======
    Inventory valuation reserves ..        $  237        $1,885        $1,537        $  585
                                           ======        ======        ======        ======
    Sales returns and allowances ..        $  452        $3,349        $2,710        $1,091
                                           ======        ======        ======        ======

  Year ended June 28, 1998:

    Allowance for doubtful accounts        $  496        $  190        $  110        $  576
                                           ======        ======        ======        ======
    Inventory valuation reserves ..        $1,196        $2,865        $3,824        $  237
                                           ======        ======        ======        ======
    Sales returns and allowances ..        $  533        $1,730        $1,811        $  452
                                           ======        ======        ======        ======

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             EMULEX CORPORATION


Date: September 18, 2000                     By: /s/ Paul F. Folino
                                                 -------------------------------
                                                     Paul F. Folino,
                                                     President, Chief Executive
                                                     Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 15, 1999.


       SIGNATURE                                                 TITLE
       ---------                                                 -----
Principal Executive Officer:


/s/ Paul F. Folino                            President, Chief Executive Officer
------------------------------------          and Director
   (Paul F. Folino)


Principal Financial and Accounting Officer:


/s/ Michael J. Rockenbach                     Vice President, Chief Financial
------------------------------------          Officer and Secretary
   (Michael J. Rockenbach)


/s/ Fred B. Cox                               Director and Chairman of the Board
------------------------------------
   (Fred B. Cox)


/s/ Robert H. Goon                            Director
------------------------------------
   (Robert H. Goon)


/s/ Don M. Lyle                               Director
------------------------------------
   (Don M. Lyle)


/s/ Michael P. Downey                         Director
------------------------------------
   (Michael P. Downey)


/s/ Bruce C. Edwards                          Director
------------------------------------
   (Bruce C. Edwards)

                                                                                  PAGE IN SEQUENTIALLY
   EXHIBIT NO.                   DESCRIPTION OF EXHIBIT                               NUMBERED COPY
   -----------    --------------------------------------------------------------  --------------------
      3.1         Certificate of Incorporation (incorporated by reference to
                  Exhibit 3.1 to Registration Statement on Form S-4 [File No.
                  33-9995] filed November 6, 1986, as amended by post-effective amendment filed on June 15, 1989).

      3.2 Amendment to Certificate of Incorporation (incorporated by reference to Annex B to the Registrant's Proxy Statement dated
                  January 24, 1994, for the Special Meeting of Stockholders held on February 24, 1994).

      3.3 Certificate of Amendment of Certificate of Incorporation of the Registrant, effective December 15, 1999.

      3.4         By-laws (incorporated by reference to Exhibit 4.2 to
                  Registration Statement on Form S-8 [File No. 33-40959] filed
                  June 3, 1991).

      3.5         Certificate of Designations of Series A Junior Participating
                  Preferred Stock (incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K filed February 2,
                  1989).

      4.1         Rights Agreement dated as of January 19, 1989, as amended
                  (incorporated by reference to Exhibit 4 to the Registrant's
                  Current Report on Form 8-K filed February 2, 1989).

      4.2         Certificate regarding extension of Final Expiration Date of
                  Rights Agreement, dated January 18, 1999 (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on form S-3, filed on May 17, 1999).

     10.1         Emulex Corporation Non-Employee Director Stock Option Plan
                  (incorporated by reference to Annex E and F to the Registrant's Proxy Statement dated January 24, 1994, for the
                  Special Meeting of Stockholders held on February 24, 1994).

     10.2         Standard Industrial Lease--Net dated April 6, 1982, between
                  C.J. Segerstrom & Sons and the Registrant and amendments thereto (incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-1 [File No. 2-79466] filed on
                  September 23, 1982, Exhibit 10.8 to the Registrant's 1983
                  Annual Report on Form 10-K, and Exhibit 10.6 to the
                  Registrant's 1986 Annual Report on Form 10-K).

                                                                                  PAGE IN SEQUENTIALLY
   EXHIBIT NO.                   DESCRIPTION OF EXHIBIT                               NUMBERED COPY
   -----------    --------------------------------------------------------------  --------------------
     10.3         Amendment #9 to Standard Industrial Lease--Net dated April 6,
                  1982, between C.J. Segerstrom & Sons and the Registrant
                  (incorporated by reference to Exhibit 10.9 to the Registrant's
                  1990 Annual Report on Form 10-K).

     10.4         Second Amendment of Amendment #9 to Standard Industrial
                  Lease--Net dated March 29, 1990, between C.J. Segerstrom &
                  Sons and the Registrant (incorporated by reference to Exhibit
                  10.10 to the Registrant's 1990 Annual Report on Form 10-K).

     10.5         1993 Amendment to Standard Industrial Lease - Net dated April
                  29, 1993, between C.J. Segerstrom & Sons and the Registrant
                  (incorporated by reference to Exhibit 10.9 to the Registrant's
                  1993 Annual Report on Form 10-K).

     10.6         Distribution Agreement dated as of January 24, 1994, among
                  Emulex Corporation, a Delaware corporation, Emulex
                  Corporation, a California corporation, and QLogic Corporation
                  (incorporated by reference to Exhibit 10.10 to the Registrant's 1994 Annual Report on Form 10-K).

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

                                                                                  PAGE IN SEQUENTIALLY
   EXHIBIT NO.                   DESCRIPTION OF EXHIBIT                               NUMBERED COPY
   -----------    --------------------------------------------------------------  --------------------
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

     10.14        Emulex Corporation 1997 Stock Option Plan for Non-Employee
                  Directors as amended (incorporated by reference to Appendix C to the Registrant's Proxy Statement dated October 22, 1999 for the Annual Meeting of Stockholders held on November 18, 1999).

     10.15        Emulex Corporation Employee Stock Option Plan as amended
                  (incorporated by reference to Appendix B to the Registrant's
                  Proxy Statement dated October 22, 1999 for the Annual Meeting of Stockholders held on November 18, 1999).

     10.16        Master Purchase Agreement dated March 12, 1998, between Emulex
                  Corporation and K*TEC Electronics Corporation (incorporated by reference to Exhibit 10.21 to the Registrant's 1999 Annual
                  Report on Form 10-K).

                                                                                  PAGE IN SEQUENTIALLY
   EXHIBIT NO.                   DESCRIPTION OF EXHIBIT                               NUMBERED COPY
   -----------    --------------------------------------------------------------  --------------------
     10.17        Amendment to Master Purchase Agreement dated March 12, 1998, between Emulex Corporation and K*TEC Electronics Corporation
                  (incorporated by reference to Exhibit 10.22 to the
                  Registrant's 1999 Annual Report on Form 10-K).

     10.18        Amendment to Master Purchase Agreement effective February 1,
                  1999, between Emulex Corporation and K*TEC Electronics
                  Corporation (incorporated by reference to Exhibit 10.23 to the Registrant's 1999 Annual Report on Form 10-K).

     21           List of the Registrant's subsidiaries.

     23           Independent Auditors' Consent.

     27.1         Financial Data Schedule.