Form 10-Q
period 2000-10-01
EMULEX CORP /DE/
filed 2000-11-15
CIK 350917

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                              ---------------------

    (Mark One)

        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2000

                                       OR

        [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                           COMMISSION FILE NO. 0-11007

                               EMULEX CORPORATION
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     51-0300558
---------------------------------             ----------------------------------
  (State or other jurisdiction                         (I.R.S Employer
of incorporation or organization)                     Identification No.)

        3535 HARBOR BOULEVARD
        COSTA MESA, CALIFORNIA                             92626
(Address of principal executive offices)                 (Zip Code)

                                 (714) 662-5600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of November 10, 2000, the registrant had 36,831,678 shares of common stock outstanding.

                       EMULEX CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                     PAGE
                                                                                     ----
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
   October 1, 2000 and July 2, 2000                                                    2

Condensed Consolidated Statements of Income
   Three months ended October 1, 2000
   and September 26, 1999                                                              3

Condensed Consolidated Statements of Cash Flows
   Three months ended October 1, 2000
   and September 26, 1999                                                              4

Notes to Condensed Consolidated Financial Statements                                   5

Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations                          7

Item 3.   Qualitative and Quantitative Disclosures about Market Risk                  20


Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                             21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       EMULEX CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)
                                   (unaudited)

                                                             October 1,      July 2,
Assets                                                         2000           2000
                                                             --------       --------
Current assets:
  Cash and cash equivalents                                  $ 27,368       $ 23,471
  Investments                                                 135,426        128,234
  Accounts and other receivables, net                          35,160         24,332
  Inventories, net                                             12,713         12,635
  Prepaid expenses                                              1,065          1,021
  Deferred income taxes                                           453            453
                                                             --------       --------
      Total current assets                                    212,185        190,146

Property and equipment, net                                     8,911          6,927
Long-term investments                                          29,327         29,293
Deferred income taxes and other assets                          3,570          3,629
                                                             --------       --------
                                                             $253,993       $229,995
                                                             ========       ========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                           $ 19,657       $ 17,869
  Accrued liabilities                                           6,878          6,355
  Income taxes payable and other current liabilities              359            320
                                                             --------       --------
      Total current liabilities                                26,894         24,544
                                                             --------       --------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value; 1,000,000 shares
    authorized (150,000 shares designated as Series A
    Junior Participating Preferred Stock); none issued
    and outstanding                                                --             --
  Common stock, $0.10 par value; 120,000,000 shares
    authorized; 36,493,484 and 36,233,424 issued
    and outstanding at October 1, 2000, and
    July 2, 2000, respectively                                  3,649          3,623
  Additional paid-in capital                                  167,584        158,814
  Retained earnings                                            55,866         43,014
                                                             --------       --------

      Total stockholders' equity                              227,099        205,451
                                                             --------       --------

                                                             $253,993       $229,995
                                                             ========       ========


See accompanying notes to condensed consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)


                                                          Three Months Ended
                                                      -------------------------
                                                      October 1,   September 26,
                                                        2000           1999
                                                       -------     ------------
Net revenues                                           $55,456       $28,896
Cost of sales                                           27,802        15,999
                                                       -------       -------
    Gross profit                                        27,654        12,897
                                                       -------       -------

Operating expenses:
   Engineering and development                           4,815         3,350
   Selling and marketing                                 2,855         2,340
   General and administrative                            2,193         1,505
                                                       -------       -------
    Total operating expenses                             9,863         7,195
                                                       -------       -------

    Operating income                                    17,791         5,702

Nonoperating income                                      2,938         1,854
                                                       -------       -------

Income before income taxes                              20,729         7,556

Income tax provision                                     7,877           756
                                                       -------       -------

Net income                                             $12,852       $ 6,800
                                                       =======       =======

Net income per share:
   Basic                                               $  0.35       $  0.20
                                                       =======       =======
   Diluted                                             $  0.33       $  0.18
                                                       =======       =======

Number of shares used in per share computations:
   Basic                                                36,371        34,415
                                                       =======       =======
   Diluted                                              38,567        37,766
                                                       =======       =======


See accompanying notes to condensed consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)



                                                                            Three Months Ended
                                                                      ----------------------------
                                                                      October 1,      September 26,
                                                                        2000              1999
                                                                      ---------       ------------
Cash flows from operating activities:
Net income                                                            $  12,852        $   6,800
   Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization                                        674              173
       Loss on disposal of property and equipment                             2                o
       Provision for doubtful accounts                                       52              158
       Deferred income taxes                                                 --           (2,320)
   Changes in assets and liabilities:
       Accounts receivable                                              (10,880)          (4,646)
       Inventories                                                          (78)           2,328
       Accounts payable                                                   1,788             (110)
       Accrued liabilities                                                  523            3,622
       Income taxes payable                                               7,877            3,076
       Prepaid expenses and other assets                                     15             (140)
                                                                      ---------        ---------
   Net cash provided by operating activities                             12,825            8,941
                                                                      ---------        ---------

Cash flows from investing activities:
Net proceeds from sale of property and equipment                             --                3
Additions to property and equipment                                      (2,660)            (290)
Purchases of investments                                               (117,965)        (250,258)
Maturities of investments                                               110,739          233,499
                                                                      ---------        ---------
   Net cash used in investing activities                                 (9,886)         (17,046)
                                                                      ---------        ---------

Cash flows from financing activities:
Principal payments under capital leases                                      (1)              (7)
Proceeds from issuance of common stock under stock option plans             959            1,631
                                                                      ---------        ---------
   Net cash provided by financing activities                                958            1,624
                                                                      ---------        ---------

Net increase (decrease) in cash and cash equivalents                      3,897           (6,481)

Cash and cash equivalents at beginning of period                         23,471           22,284
                                                                      ---------        ---------

Cash and cash equivalents at end of period                            $  27,368        $  15,803
                                                                      =========        =========
Supplemental disclosures:
Cash paid during the period for:
   Interest                                                           $       1        $      --
   Income taxes                                                              --                1


During the quarter ended October 1, 2000, the Company recognized a credit to additional paid-in capital and a debit to income taxes payable of $7,837 related to the tax benefit from exercises of stock options under the Company's stock option plans. During the quarter ended September 26, 1999, the Company recognized a credit to additional paid-in capital and a debit to income taxes payable of $2,982 related to the tax benefit from exercises of stock options under the company's stock option plans.


See accompanying notes to condensed consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the financial position as of October 1, 2000, and July 2, 2000, and the statements of income for the three months ended October 1, 2000, and September 26, 1999, and the statements of cash flows for the three months then ended. Certain reclassifications have been made to the condensed consolidated financial statements for the quarter ended September 26, 1999 to conform to the presentation for the quarter ended October 1, 2000. Interim results for the three months ended October 1, 2000, are not necessarily indicative of the results that may be expected for the year ending July 1, 2001. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 2000. References to dollar and share amounts are in thousands, except per share data, unless otherwise specified.

2.      Inventories

        Inventories, net, are summarized as follows:

                    October 1,      July 2,
                      2000           2000
                     -------       -------
Raw materials        $ 4,784       $ 1,016
Finished goods         7,929        11,619
                     -------       -------

                     $12,713       $12,635
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


                                                                  Three Months Ended
                                                           -----------------------------
                                                           October 1,       September 26,
                                                             2000               1999
                                                            -------         ------------
Numerator:
    Net income                                              $12,852           $ 6,800
                                                            -------           -------

Denominator:
    Denominator for basic net income per
      share - weighted average shares outstanding            36,371            34,415
    Effect of dilutive securities:
      Dilutive options outstanding                            2,196             3,351
                                                            -------           -------
    Denominator for diluted net income per
      share - adjusted weighted average shares               38,567            37,766
                                                            =======           =======

Basic net income per share                                  $  0.35           $  0.20
                                                            -------           -------

Diluted net income per share                                $  0.33           $  0.18
                                                            =======           =======

                       EMULEX CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

        Options to purchase 667 shares of common stock at prices in excess of $81.78 per share were outstanding at October 1, 2000, but were not included in the computation of diluted net income per share for the three month period then ended. These options were excluded from the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares during the respective periods, and therefore, the effect would be antidilutive. All outstanding options to purchase shares of common stock at September 26, 1999, were included in the computation of diluted net income per share for the three month period then ended.

4.      Accrued Liabilities

        Components of accrued liabilities are as follows:

                                       October 1,        July 2,
                                         2000             2000
                                        ------           ------
Payroll and related costs               $3,064           $3,213
Warranty and related reserves            1,013              998
Unearned revenue                           950              556
Other                                    1,851            1,588
                                        ------           ------

                                        $6,878           $6,355
                                        ======           ======

5.      Common Stock Split

        At the Company's Annual Stockholders meeting to be held on November 16, 2000, stockholders of record on October 2, 2000, will be entitled to vote on an amendment to the Company's Certificate of Incorporation that increases the number of authorized shares of Common Stock from 120,000 to 240,000 and authorizes a two-for-one stock split.

6.      Commitments and Contingencies

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

7.      Subsequent Event

        During the quarter ended October 1, 2000, the Company purchased approximately 666 shares of CrosStor Software, Inc's Series B Convertible Preferred Stock for $4,000 and held the stock at cost as of October 1, 2000. On November 1, 2000, EMC Corporation announced the acquisition of CrosStor Software, Inc. The Company currently expects to receive approximately 90 shares of EMC Corporation stock as a result of this transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUBSEQUENT EVENT

During the quarter ended October 1, 2000, the Company purchased 665,577 shares of CrosStor Software, Inc's Series B Convertible Preferred Stock for $4 million and held the stock at cost as of October 1, 2000. On November 1, 2000, EMC Corporation announced the acquisition of CrosStor Software, Inc. The Company currently expects to receive approximately 90,000 shares of EMC Corporation stock as a result of this transaction.

FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, the discussions in this Form 10-Q in general may contain certain forward-looking statements. In addition, when used in this Form 10-Q, the words "anticipates," "in the opinion," "believes," "intends," "expects" and similar expressions are intended to identify forward-looking statements. Actual future results could differ materially from those described in the forward-looking statements as a result of factors discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations set forth below, as well as in "Risk Factors" set forth herein, and in the Company's most recently filed Annual Report on Form 10-K. These factors include, but are not limited to, the following: the fact that the Company's markets are characterized by rapidly changing technology, evolving industry standards and frequent introductions of new products and enhancements, and the Company's ability to respond to such changes; the fact that the Fibre Channel market is at an early stage of development; the highly competitive nature of the markets for the Company's products; the Company's ability to attract and retain skilled personnel; the Company's reliance on third-party suppliers for components used in the Company's products and on manufacturing subcontractors that assemble and distribute the Company's products; the Company's reliance on certain OEMs, distributors and key customers; the fact that potential acquisitions or strategic investments may be more costly or less profitable than anticipated; and potential fluctuations in the company's future effective tax rate. The Company cautions the reader, however, that these lists of risk factors may not be exhaustive. The Company expressly disclaims any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances. References contained herein to "Emulex," the "Company," "we," "our" and "us" refer to Emulex Corporation and it subsidiaries.

COMPANY OVERVIEW

Emulex Corporation is a leading designer, developer and supplier of a broad line of Fibre Channel host adapters, hubs, application-specific computer chips ("ASICs"), and software products that provide connectivity solutions for Fibre Channel storage area networks ("SANs"), network attached storage (" NAS"), and redundant array of independent disks ("RAID") storage. The Company's products are based on internally developed ASIC technology, and are deployable across a variety of SAN configurations, system buses and operating systems, enhancing data flow between computers and peripherals. The Company's products offer customers the unique combination of critical reliability, scalability, and high performance, and can be customized for mission-critical server and storage system applications. Over the course of its history, the Company has also designed, developed and marketed traditional networking products such as printer servers and network access products, including communications servers and wide area network ("WAN") adapters. The Company markets to original equipment manufacturers ("OEMs") and end users through its own worldwide selling organization, as well as two-tier distribution partners.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere herein. References to dollar amounts are in thousands unless otherwise specified.


                                          Percentage of Net Revenues
                                          For the Three Months Ended
                                          ---------------------------
                                          October 1,     September 26,
                                            2000             1999
                                          ---------      ------------
Net revenues                               100.0%           100.0%
Cost of sales                               50.1             55.4
                                           -----            -----
     Gross profit                           49.9             44.6
                                           -----            -----
Operating expenses:
  Engineering and development                8.7             11.6
  Selling and marketing                      5.1              8.1
  General and administrative                 4.0              5.2
                                           -----            -----
      Total operating expenses              17.8             24.9
                                           -----            -----
      Operating income                      32.1             19.7
Nonoperating income                          5.3              6.4
                                           -----            -----
      Income before income taxes            37.4             26.1
Income tax provision                        14.2              2.6
                                           -----            -----
      Net income                            23.2%            23.5%
                                           =====            =====

NET REVENUES

Net revenues for fiscal 2001's first quarter ended October 1, 2000, were $55,456, an increase of $26,560, or 92 percent, from the same quarter of fiscal 2000. Net revenues for the quarter consisted of $47,107 from sales to OEMs, $8,077 from sales sold through distribution channels and $272 from sales directly to end users. This represented an increase in OEM sales of $24,805, or 111 percent, an increase in distribution sales of $1,613, or 25 percent, and an increase in end user sales of $142, or 109 percent, compared to the same quarter of fiscal 2000.

Net revenues for the quarter ended October 1, 2000, increased $14,701, or 36 percent, to $55,456 from $40,755 for the quarter ended July 2, 2000, the fourth quarter of fiscal 2000. This sequential growth from the previous quarter is primarily due to increased sales of the Company's Fibre Channel products and, to a lesser extent, increased demand for last time buys of the Company's traditional networking products. The Company issued last time buy notifications to customers for its traditional networking products during the fourth quarter of fiscal 2000. There can be no assurance that the Company will continue to achieve these growth rates, or favorable increases at all, when compared to the preceding quarter or the comparable period of the prior year.

From a product line perspective, net revenues generated from the Company's Fibre Channel products for the quarter ended October 1, 2000 were $50,244, or 91 percent of total net revenues. This represents an increase of $28,625, or 132 percent, from the same quarter of fiscal 2000. The increase in net revenues from the Company's Fibre Channel products was primarily the result of the increased size of the market for Fibre Channel products and the increased market acceptance of the Company's Fibre Channel products. The Company's net revenues in this emerging market have continued to be generated from OEMs taking product directly and through distribution channels. Net revenues from the Company's traditional networking products for the quarter ended October 1, 2000, were $5,212, or nine percent of total net revenues. Despite the sequential increase in traditional networking product net revenues from the fourth quarter of fiscal 2000 to the quarter ended October 1, 2000 described in the paragraph above, traditional networking product net revenues decreased $2,065, or 28 percent, compared to the same quarter of fiscal 2000. The decrease in net revenues from the Company's traditional networking products was principally due to the ongoing maturation of these products and a decrease in the Company's focus on these products. The Company expects that revenues from its traditional networking products will diminish rapidly in upcoming quarters.

For the quarter ended October 1, 2000, direct sales to Compaq accounted for 26 percent; direct sales to IBM, including Sequent, accounted for 19 percent; direct sales to EMC, including Data General, accounted for 14 percent; and sales to Celestica accounted for 11 percent of total net revenues during this period. No other customer accounted for more than 10 percent of total net revenues during this period. In the quarter ended October 1, 2000, some of the Company's larger OEM customers have purchased products through distributors, resellers or other third parties. Total net revenues, including direct sales to the Company's customers and their customer-specific models purchased indirectly through other distribution channels, amounted to 30 percent of total net revenues for IBM, 26 percent for Compaq and 22 percent for EMC. Direct sales to the Company's top five customers accounted for 75 percent of total net revenues for the quarter ended October 1, 2000, compared to 73 percent for the same quarter of fiscal 2000.

Domestic net revenues were $37,299, or 67 percent of total net revenues, for the quarter ended October 1, 2000, and $20,459, or 71 percent of total net revenues, for the same quarter of fiscal 2000. The increase in domestic net revenues of $16,840, or 82 percent, is principally due to the increased level of Fibre Channel product shipments during the current fiscal year. The increase in Fibre Channel shipments is primarily the result of the increased size of the market for Fibre Channel products and the increased market acceptance of the Company's Fibre Channel products. International net revenues were $18,157, or 33 percent of total net revenues, for the quarter ended October 1, 2000, and $8,437, or 29 percent of total net revenues, for the same period of fiscal 2000. The increase in international net revenues of $9,720, or 115 percent, is also principally due to the increasing level of Fibre Channel product shipments during the current year. Although both domestic and international net revenues have increased, international net revenues have become a larger percent of net revenues due to the increased market acceptance of Fibre Channel products beyond the domestic market in the current fiscal year.

GROSS PROFIT

Cost of sales included the cost of production of finished products, as well as support costs and other expenses related to inventory management, manufacturing quality and order fulfillment. For the quarter ended October 1, 2000, gross profit increased $14,757, or 114 percent, to $27,654 from $12,897 for the same quarter of fiscal 2000. Gross margin increased to 50 percent for the quarter ended October 1, 2000, compared to 45 percent for the same quarter of fiscal 2000, due primarily to the continuing shift in product mix towards the Company's higher margin Fibre Channel products.

ENGINEERING AND DEVELOPMENT

Engineering and development expenses consisted primarily of salaries and related expenses for personnel engaged in the design, development and technical support of the Company's products. These expenses included third-party fees paid to consultants, prototype development expenses and computer services costs related to supporting computer tools used in the design process. Engineering and development expenses were $4,815 and $3,350 for the quarters ended October 1, 2000, and September 26, 1999, representing nine and 12 percent of net revenues, respectively. Engineering and development expenses increased by $1,465, or 44 percent, from the first quarter of fiscal 2000 to the first quarter of fiscal 2001 as the Company continued to increase its investment in its Fibre Channel product development. Even though the Company has continued to increase its investment in Fibre Channel product development, it has not increased as quickly as net revenues have expanded. Consequently, engineering and development has decreased as a percentage of net revenues. Due to the technical nature of the Company's products, engineering support is a critical part of the Company's strategy during both the development of its products and the support of its customers from product design through deployment into the market. Management intends to continue to make significant investments in the technical support and enhancement of the Company's current products, as well as the continued development of new products in the Fibre Channel market. Engineering and development expenses can fluctuate from quarter to quarter depending on several factors, including new product introduction schedules, hiring patterns and depreciation of capital equipment.

SELLING AND MARKETING

Selling and marketing expenses consisted primarily of salaries, commissions and related expenses for personnel engaged in the marketing and sale of the Company's products, as well as trade shows, product literature and promotional support costs. Selling and marketing expenses were $2,855 and $2,340 for the quarters ended October 1, 2000 and September 26, 1999, representing five and eight percent of net revenues, respectively. Selling and marketing expenses increased by $515, or 22 percent, from the first quarter of fiscal 2000 to the first quarter of fiscal

2001. This increase was primarily due to increased salaries and commissions associated with additional employees and higher net revenues, as well as increased promotion and advertising costs. However, as a portion of the selling and marketing expenses is fixed, these expenses have not expanded at the same rate as the Company's net revenues. Consequently, as a percentage of net revenues, selling and marketing expenses have decreased.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees and other associated corporate expenses. General and administrative expenses were $2,193 and $1,505 for the quarters ended October 1, 2000 and September 26, 1999, representing four and five percent of net revenues, respectively. General and administrative expenses increased by $688, or 46 percent, from the first quarter of fiscal 2000 to the first quarter of fiscal 2001, primarily due to additional employees and higher compensation associated with the higher net revenues. Similar to selling and marketing expenses, these expenses have not expanded at the same rate as the Company's net revenues. Consequently, as a percentage of net revenues, general and administrative expenses have decreased slightly.

NONOPERATING INCOME

Nonoperating income consisted primarily of interest income. The Company's nonoperating income increased $1,084 to $2,938 for the quarter ended October 1, 2000 compared to $1,854 for the quarter ended September 26, 2000. This increase in nonoperating income was primarily due to an increase in interest income associated with the investments of the funds the Company received from the secondary offering of common stock completed during the fourth quarter of fiscal 1999, as well as cash generated from operations.

INCOME TAXES

For the quarter ended October 1, 2000, the Company recorded a 38 percent tax provision in the amount of $7,877. For the quarter ended September 26, 1999, the Company recorded a net tax provision of 10 percent in the amount of $756. The lower net effective tax rate in fiscal 2000 was due to utilization of net operating loss carryforwards that were held net of a substantial valuation allowance.

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

NEW ACCOUNTING STANDARDS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. All companies are required to follow the guidance in SAB 101 no later than the fourth quarter in fiscal year 2001, with restatement of earlier quarters in fiscal 2001 required, if necessary. The SEC has recently issued further guidance with respect to adoption of specific issues addressed by SAB 101. The Company believes that the impact of SAB 101 will not have a material effect on its financial position or results of operations.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). This Interpretation clarifies the definition of employee for purposes of applying Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company believes that the impact of FIN 44 will not have a material effect on its financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

At October 1, 2000, the Company had $185,291 in working capital, and $192,121 in cash and cash equivalents, short-term investments and long-term investments. At July 2, 2000, the Company had $165,602 in working capital, and $180,998 in cash and cash equivalents, short-term investments and long-term investments. The Company's cash and cash equivalents increased by $3,897 during the first quarter of fiscal 2001 from $23,471 as of July 2, 2000, to $27,368 as of October 1, 2000. This increase in cash and cash equivalents was primarily due to the operating activities and financing activities, which provided $12,825 and $959 of cash and cash equivalents, respectively, while investing activities used $9,886 of cash and cash equivalents.

Operating activities provided $12,825 of cash and cash equivalents for the quarter ended October 1, 2000 compared to providing $8,941 of cash and cash equivalents for the same quarter of fiscal 2000. This increase in cash and cash equivalents was primarily due to the Company's increased net income. Operating activities in the quarter ended October 1, 2000 included net income of $12,852, increases in income taxes payable of $7,877 and accounts payable of $1,788, offset by an increase in accounts receivable of $10,880, and changes in other working capital balances. Investing activities, which included purchases of investments of $117,965, maturities of investments of $110,739, as well as the acquisition of property and equipment of $2,660, used $9,886 of cash and cash equivalents during the quarter ended October 1, 2000. For the same quarter of fiscal 2000, investing activities, which included purchases of investments of $250,258, maturities of investments of $233,499, as well as the acquisition of property and equipment of $290, used $17,046 of cash and cash equivalents. Net financing activities, which were limited to proceeds from the exercise of stock options during the quarter ended October 1, 2000, provided $958 of cash and cash equivalents during the quarter ended October 1, 2000 compared to providing $1,624 of cash and cash equivalents in the same quarter of fiscal 2000. Financing activities during the same quarter of fiscal 2000 also included principal payments under capital leases.

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

The size of our potential market is dependent upon the broad acceptance of Fibre Channel technology as an alternative to other technologies traditionally utilized for network and storage communications. The Fibre Channel market, while rapidly evolving and attracting an increasing number of market participants, is still at an early stage of development. We believe the Fibre Channel market will continue to expand and that our investment in the Fibre Channel market represents our greatest opportunity for revenue growth and profitability in the future. However, we cannot be certain that Fibre Channel products will gain broader market acceptance or that customers will choose our technology and products. Fibre Channel products accounted for 91 percent of net revenues for the quarter ended October 1, 2000. If the Fibre Channel market fails to develop, develops more slowly than anticipated, attracts more competitors than we expect (as discussed below), or if our products do not achieve market acceptance, our business, results of operations and financial condition would be materially adversely affected.

Alternative existing technologies such as SCSI compete with Fibre Channel technology for customers. Some SCSI technology companies already have well-established relationships with our current and potential customers, have extensive knowledge of the markets we serve and have better name recognition and more extensive development, sales and marketing resources than we have. Our success also depends both on our own ability and on the ability of our OEM customers to develop Fibre Channel solutions that are competitive with other technologies. Additionally, proposed new technologies such as SCSI over IP, Virtual Interface ("VI") and InfiniBand are still in the early development stages and it is impossible to know what the end technology will provide. Given the enormous support for Fibre Channel, we believe that there is a low probability that a new standard will derail the Fibre Channel industry momentum in the foreseeable future. However, ultimately, our business depends upon our ability, along with the ability of our OEM customers, to convince end users to adopt Fibre Channel technology.

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

        - The ability of our contract manufacturers to produce and distribute our products in a timely fashion;

        - Integration of additional contract manufacturers or additional sites of our current contract manufacturers;

        - Component shortages, experienced by us or ones which result in reduced demand from our customers if they are unable to acquire the other components used in conjunction with our products in their deployments;

        -    The market acceptance of our new Fibre Channel products;

        - The timing of the introduction or enhancement of products by us, our OEM customers and our competitors;

        -    The level of product and price competition;

        -    Our ability to expand our relationships with OEMs and distributors;

        -    Activities of, and acquisitions by, our competitors;

        -    Acquisitions or strategic investments made by us;

        -    Changes in technology, industry standards or consumer preferences;

        -    Increases in interest rates;

        -    Changes in the mix of sales channels;

        -    The level of international sales;

        -    Seasonality;

        -    Personnel changes;

        -    Changes in customer budgeting cycles;

        -    Foreign currency exchange rates;

        - Difficulties with the implementation of a new Enterprise Resource Planning (ERP) System; and

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

WE HAVE EXPERIENCED LOSSES IN OUR HISTORY.

We have experienced losses in our history, most recently a net loss of $10,838 for the fiscal year ended June 28, 1998, which included $12,545 of consolidation charges related to the closure of our Puerto Rico manufacturing operations and selected sales offices. While we have generated net income for 15 of the last 16 quarters through the quarter ended October 1, 2000, we cannot be certain that revenues will remain at current levels or improve or that we will be profitable at such revenue levels.

THE LOSS OF ONE OR MORE CUSTOMERS COULD HARM OUR REVENUES.

For the quarter ended October 1, 2000, direct sales to our top customer, Compaq, represented 26 percent of our net revenues. Additionally, direct sales to IBM, including Sequent, were 19 percent, direct sales to EMC, including Data General, were 14 percent and sales to Celestica were 11 percent of our net revenues. For the same quarter in fiscal 2000, direct sales to Compaq were 26 percent, direct sales to IBM, including Sequent, represented 18 percent, and direct sales to EMC, including Data General, accounted for 13 percent of our net revenues. Direct sales to our top five customers accounted for 75 percent of net revenues for the quarter ended October 1, 2000, and 73 percent of net revenues for the same quarter in fiscal 2000. During the current quarter, some of our larger OEM customers have purchased our products indirectly through distributors or resellers. Total sales, including direct sales to our customers and their customer-specific models purchased indirectly through other distribution channels, amounted to 30 percent of our net revenues for IBM, 26 percent for Compaq and 22 percent for EMC. Although we have attempted to expand our base of customers, we believe our revenues in the future will continue to be similarly derived from a limited number of customers, especially given the consolidation the industry has recently experienced.

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

THE LOSS OF ONE OR MORE OF OUR OEM OR DISTRIBUTOR CUSTOMERS COULD ADVERSELY AFFECT OUR BUSINESS.

We rely almost exclusively on OEMs and sales through distribution channels for our revenue. For the quarter ended October 1, 2000, we derived approximately 85 percent of our net revenues from OEMs and 15 percent from sales through distribution. For the same quarter in fiscal 2000, we derived approximately 77 percent of our net revenues from OEMs and 22 percent from distribution sales. We cannot be certain that we will retain our current OEM and distributor customers or that we will be able to recruit additional or replacement customers. As is common in an emerging technology industry, our agreements with OEMs and distributors are typically non-exclusive, have no volume commitments, and often may be terminated by either party without cause. Indeed, many of our OEM and distributor customers carry or utilize competing product lines. If we were to suddenly lose one or more important OEM or distributor customers to a competitor, our business, results of operations and financial condition could be materially adversely affected.

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

        -    Technological advances;

        -    The ability to acquire all required components;

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

SOME OF OUR REVENUES ARE FROM PRODUCT LINES THAT ARE BEING PHASED OUT.

We have shifted the focus of our business to Fibre Channel technology. However, some of our revenues still depend on sales of our traditional networking products. These traditional networking products accounted for nine percent of our net revenues for the quarter ended October 1, 2000. We believe any revenue contribution from these products will be nominal after the end of calendar year 2000. If the maturation of these products were to occur faster than we anticipate, our business, results of operations and financial condition could be materially adversely affected.

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

In the Fibre Channel market, we compete primarily against Adaptec, Agilent, JNI, LSI Logic, QLogic and, to a lesser extent, several smaller companies. During the fourth quarter of fiscal 2000, we issued last time buy notifications to customers for our traditional networking products, which include printer servers and network access products. In the printer server market, we compete against Hewlett-Packard, Intel, Lexmark and a number of smaller companies. In the network access market, we compete against a number of networking companies who offer network access solutions, including Compaq and IBM.

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

THE LOSS OF THIRD-PARTY SUPPLIERS OR OUR CONTRACT MANUFACTURER COULD ADVERSELY AFFECT OUR BUSINESS.

We rely on third-party suppliers for components that are used in our products, and we have experienced delays or difficulty in securing components in the past. Delays or difficulty in securing components may be caused by numerous factors including, but not limited to:

        -    Discontinued production by a vendor;

        -    Undetected errors or failures;

        -    Natural disasters;

        -    Disruption in shipping channels;

        -    Difficulties associated with foreign operations; and

        -    Market shortages.

Additionally, key components that we use in our products may only be available from single sources with which we do not have long-term contracts. For example, Intel is currently our sole supplier for microprocessors used in our Fibre Channel products. Hewlett-Packard and IBM are currently our sole suppliers for components that enable some of our older-generation Fibre Channel products to connect to networks. Motorola is currently our sole supplier of memory devices incorporated into our Fibre Channel products. In addition, we design our own semiconductors that are embedded in our traditional networking and Fibre Channel products, and these are manufactured by third-party semiconductor foundries such as Chip Express, LSI Logic and QuickLogic. In addition to hardware, we design software to provide functionality to our hardware products. We also license software from third party providers for use with our traditional networking products. Most of these providers are the sole source for this software.

Because we transitioned the production of our products to a contract manufacturer, K*TEC Electronics, currently a division of Kent Electronics Corporation and recently sold to Thayer Capital Partners, we only maintain a minimal supply of product components. Currently, we rely on K*TEC Electronics to complete the majority of the component purchases for our products. Consequently, we cannot be certain that the necessary components will be available to meet our future requirements at favorable prices, if at all. Moreover, because we rely on K*TEC Electronics to manufacture, store and ship our products, if K*TEC Electronics is unable or unwilling to complete production runs for us in the future, or experiences any significant delays in completing production runs or shipping product, the manufacturing and sale of our products would be temporarily suspended. An interruption in supply of our products and the cost of qualifying and shifting production to an alternative manufacturing facility would have a material adverse effect on our business, results of operations and financial condition.

A DECREASE IN THE DEMAND FOR HIGH PERFORMANCE COMPUTER AND STORAGE SYSTEMS COULD ADVERSELY AFFECT OUR BUSINESS.

A significant portion of our products are currently used in high-performance computer and storage systems. Our Fibre Channel growth has been supported by increasing demand for sophisticated networking and data storage solutions that support enterprise computing requirements, including on-line transaction processing, data mining, data warehousing, multimedia and Internet applications. Should there be a slowing in the growth of demand for such systems, our business, results of operations and financial condition could be materially adversely affected.

THE INADEQUACY OF OUR INTELLECTUAL PROPERTY PROTECTIONS COULD ADVERSELY AFFECT OUR BUSINESS.

We believe that our continued success depends primarily on continuing innovation, marketing and technical expertise, as well as the quality of product support and customer relations. At the same time, our success is partially dependent on the proprietary technology contained in our products. We currently rely on a combination of patents, copyrights, trademarks, trade secret laws and contractual provisions to establish and protect our intellectual property rights in our products. For a more complete description of our intellectual property, you should read "Business--Intellectual Property" contained in our most recently filed Form 10-K.

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

THIRD-PARTY CLAIMS OF INTELLECTUAL PROPERTY INFRINGEMENT COULD ADVERSELY AFFECT OUR BUSINESS.

We believe that our products and technology do not infringe on the intellectual property rights of others or upon intellectual property rights that may be granted in the future pursuant to pending applications. We occasionally receive communications from third parties alleging patent infringement, and there is always the chance that third parties may assert infringement claims against us. Any such claims, with or without merit, could result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. However, we have in the past, and may be required in the future, to obtain licenses of technology owned by other parties. We cannot be certain that the necessary licenses will be available or that they can be obtained on commercially reasonable terms. If we were to fail to obtain such royalty or licensing agreements in a timely manner and on reasonable terms, our business, results of operations and financial condition would be materially adversely affected.

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

OUR INTERNATIONAL BUSINESS ACTIVITIES SUBJECT US TO RISKS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

For the quarter ended October 1, 2000, sales in the United States accounted for 67 percent of our net revenues, sales in Europe accounted for 30 percent of our net revenues, and sales in the Pacific Rim countries accounted for three percent of our net revenues. During the same quarter in fiscal 2000, sales in the United States accounted for 71 percent of net revenues, sales in Europe accounted for 27 percent of our net revenues, and sales in the Pacific Rim countries accounted for two percent of our net revenues. We expect that sales in the United States and Europe will continue to account for the substantial majority of our revenues for the foreseeable future.

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

POTENTIAL ACQUISITIONS OR STRATEGIC INVESTMENTS MAY BE MORE COSTLY OR LESS PROFITABLE THAN ANTICIPATED AND MAY ADVERSELY AFFECT THE PRICE OF OUR COMPANY STOCK.

We may pursue acquisitions or strategic investments that could provide new technologies, products or service offerings. Future acquisitions or strategic investments may involve the use of significant amounts of cash, potentially dilutive issuances of equity or equity-linked securities, incurrence of debt and amortization of expenses related to goodwill and other intangible assets. Moreover, to the extent that any proposed acquisition or strategic investment is not favorably received by stockholders, analysts and others in the investment community, the price of our common stock could be adversely affected. In addition, acquisitions or strategic investments involve numerous risks, including:

        - Difficulties in the assimilation of the operations, technologies, products and personnel of the acquired company;

        - The diversion of management's attention from other business concerns;

        - Risks of entering markets in which we have no or limited prior experience; and

        -    The potential loss of key employees of the acquired company.

In the event that an acquisition or strategic investment does occur and we are unable to successfully integrate operations, technologies, products or personnel that we acquire, our business, results of operations and financial condition could be materially adversely affected.

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

        -    Rumors or dissemination of false information;

        -    Pricing pressures;

        -    Short selling of our common stock;

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

OUR CORPORATE OFFICES AND PRINCIPAL PRODUCT DEVELOPMENT FACILITIES ARE LOCATED IN A REGION THAT IS SUBJECT TO EARTHQUAKES AND OTHER NATURAL DISASTERS.

Our California facilities, including our corporate offices and principal product development facilities, are located near major earthquake faults. The Company is not specifically insured for earthquakes, or other such natural disasters. Any personal injury or damage to the facilities as a result of such occurrences could have a material adverse effect on the Company's business, results of operations and financial condition.

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

OUR STOCKHOLDER RIGHTS PLAN, CERTIFICATE OF INCORPORATION AND DELAWARE LAW COULD ADVERSELY AFFECT THE PERFORMANCE OF OUR STOCK.

Our stockholder rights plan and provisions of our certificate of incorporation and of the Delaware General Corporation Law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. The stockholder rights plan and these provisions of our certificate of incorporation and Delaware law are intended to encourage potential acquirers to negotiate with us and allow our board of directors the opportunity to consider alternative proposals in the interest of maximizing stockholder value. However, such provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price. You should read Note 8 to the Consolidated Financial Statements contained in our most recently filed Form 10-K, our certificate of incorporation and Delaware law for more information on the anti-takeover effects of provisions of our stockholder rights plan.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

At October 1, 2000, the Company's investment portfolio consisted of fixed income securities, excluding those classified as cash equivalents and the $4,000 strategic investment in CrosStor Software, Inc., of $160,753. The Company has the positive intent and ability to hold these securities to maturity. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10 percent from the levels at October 1, 2000, the decline in the fair value of the portfolio would not be material to the Company's financial position, results of operations and cash flows.

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

    Exhibit 27.1   Financial Data Schedule.

    Exhibit 99.1 Press Release of October 6, 2000, regarding proposed stock split to be voted on at annual stockholders meeting on November 16, 2000.

(b) The registrant has not filed any reports on Form 8-K during the period for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 13, 2000



                                      EMULEX CORPORATION



                                      By: /s/ Paul F. Folino
                                          -----------------------------------
                                          Paul F. Folino
                                          President and Chief Executive Officer





                                      By: /s/ Michael J. Rockenbach
                                          -----------------------------------
                                          Michael J. Rockenbach
                                          Vice President and
                                          Chief Financial Officer
                                          (Principal Financial & Chief
                                          Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
 NUMBER             DESCRIPTION
 ------             -----------
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

    Exhibit 27.1   Financial Data Schedule.

    Exhibit 99.1 Press Release of October 6, 2000, regarding proposed stock split to be voted on at annual stockholders meeting on November 16, 2000.