Form 10-Q
period 2000-12-31
EMULEX CORP /DE/
filed 2001-02-14
CIK 350917

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

    FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                           COMMISSION FILE NO. 0-11007

                               EMULEX CORPORATION
             (Exact name of registrant as specified in its charter)


                DELAWARE                                         51-0300558
    ---------------------------------                       -------------------
      (State or other jurisdiction                            (I.R.S Employer
    of incorporation or organization)                       Identification No.)


         3535 HARBOR BOULEVARD
         COSTA MESA, CALIFORNIA                                    92626
----------------------------------------                    --------------------
(Address of principal executive offices)                         (Zip Code)


                                 (714) 662-5600
              (Registrant's telephone number, including area code)

                               ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of February 9, 2001, the registrant had 74,259,427 shares of common stock outstanding.

================================================================================

                       EMULEX CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                        PAGE
                                                                        ----

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         December 31, 2000 and July 2, 2000                               2

         Condensed Consolidated Statements of Income
         Three and six months ended December 31, 2000
         and December 26, 1999                                            3

         Condensed Consolidated Statements of Cash Flows
         Six months ended December 31, 2000
         and December 26, 1999                                            4

         Notes to Condensed Consolidated Financial Statements             5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    8

Item 3.  Qualitative and Quantitative Disclosures
         about Market Risk                                               26

Part II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders             27

Item 6.  Exhibits and Reports on Form 8-K                                28

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       EMULEX CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)
                                   (unaudited)

                                                            December 31,       July 2,
                                                                2000            2000
                                                            ------------      --------
Assets

Current assets:
  Cash and cash equivalents                                   $ 14,896        $ 23,471
  Investments                                                  170,140         128,234
  Accounts and other receivables, net                           42,274          24,332
  Inventories, net                                              25,276          12,635
  Prepaid expenses                                               1,071           1,021
  Deferred taxes                                                   453             453
                                                              --------        --------
      Total current assets                                     254,110         190,146

Property and equipment, net                                     10,791           6,927
Investments                                                     36,812          29,293
Deferred income taxes and other assets                           3,502           3,629
                                                              --------        --------
                                                              $305,215        $229,995
                                                              ========        ========
Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                            $ 35,393        $ 17,869
  Accrued liabilities                                            7,960           6,355
  Income taxes payable and other current liabilities               317             320
                                                              --------        --------
      Total current liabilities                                 43,670          24,544

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value; 1,000,000 shares
    authorized (150,000 shares designated as Series A
    Junior Participating Preferred Stock); none issued
    and outstanding                                                 --              --
  Common stock, $0.10 par value; 240,000,000 shares
    authorized; 73,708,484 and 72,466,848 issued
    and outstanding at December 31, 2000 and
    July 2, 2000, respectively                                   7,371           7,247
  Additional paid-in capital                                   178,951         155,190
  Retained earnings                                             75,223          43,014
                                                              --------        --------
      Total stockholders' equity                               261,545         205,451
                                                              --------        --------
                                                              $305,215        $229,995
                                                              ========        ========


See accompanying notes to condensed consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES

                   Condensed Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)

                                            Three Months Ended             Six Months Ended
                                        ---------------------------   ---------------------------
                                        December 31,   December 26,   December 31,   December 26,
                                           2000           1999           2000            1999
                                        ------------   ------------   ------------   ------------
Net revenues                              $71,075        $33,603        $126,531        $62,499
Cost of sales                              33,449         17,910          61,251         33,909
                                          -------        -------        --------        -------
    Gross profit                           37,626         15,693          65,280         28,590

Operating expenses:
   Engineering and development              5,160          3,799           9,975          7,149
   Selling and marketing                    3,802          2,438           6,657          4,778
   General and administrative               2,540          1,732           4,733          3,237
                                          -------        -------        --------        -------
     Total operating expenses              11,502          7,969          21,365         15,164
                                          -------        -------        --------        -------

     Operating income                      26,124          7,724          43,915         13,426

Nonoperating income                         5,097          2,017           8,035          3,871
                                          -------        -------        --------        -------

Income before income taxes                 31,221          9,741          51,950         17,297

Income tax provision                       11,864            974          19,741          1,730
                                          -------        -------        --------        -------
Net income                                $19,357        $ 8,767        $ 32,209        $15,567
                                          =======        =======        ========        =======
Net income per share:
   Basic                                  $  0.26        $  0.12        $   0.44        $  0.22
                                          =======        =======        ========        =======
   Diluted                                $  0.25        $  0.11        $   0.41        $  0.20
                                          =======        =======        ========        =======

Number of shares used in per share
  computations:
    Basic                                  73,488         70,557          73,115         69,693
                                          =======        =======        ========        =======
    Diluted                                78,293         76,357          77,771         76,036
                                          =======        =======        ========        =======

See accompanying notes to condensed consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                             Six Months Ended
                                                       ------------------------------
                                                       December 31,      December 26,
                                                           2000             1999
                                                       -----------       -----------
Cash flows from operating activities:

Net income                                              $  32,209         $  15,567
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                           1,509               662
    Gain on sale of strategic investment                   (1,884)               --
    Loss on disposal of property and equipment                156                17
    Deferred income taxes                                      --            (5,643)
    Tax benefit from exercise of stock options             19,741             7,373
    Impairment of intangibles                                  --               175
    Provision for doubtful accounts                           199               326

  Changes in assets and liabilities:
    Accounts receivable                                   (18,141)             (471)
    Inventories                                           (12,641)            1,352
    Accounts payable                                       17,524               209
    Accrued liabilities                                     1,605             1,912
    Income taxes payable                                       (2)               (3)
    Prepaid expenses and other assets                          77                 4
                                                        ---------         ---------
  Net cash provided by operating activities                40,352            21,480
                                                        ---------         ---------

Cash flows from investing activities:

Net proceeds from sale of property and equipment               --                 3
Additions to property and equipment                        (5,529)             (858)
Purchases of investments                                 (294,259)         (341,563)
Maturities of investments                                 241,234           313,806
Proceeds from sale of strategic investment                  5,484                --
                                                        ---------         ---------
  Net cash used in investing activities                   (53,070)          (28,612)
                                                        ---------         ---------
Cash flows from financing activities:

Principal payments under capital leases                        (1)               (7)
Net proceeds from issuance of common stock
  under stock option plans                                  4,144             2,453
                                                        ---------         ---------
  Net cash provided by financing activities                 4,143             2,446
                                                        ---------         ---------
Net decrease in cash and cash equivalents                  (8,575)           (4,686)

Cash and cash equivalents at beginning of period           23,471            22,284
                                                        ---------         ---------
Cash and cash equivalents at end of period              $  14,896         $  17,598
                                                        =========         =========

Supplemental disclosures:

Cash paid during the period for:
  Interest                                              $       1         $      15
  Income taxes                                                  2                 4

See accompanying notes to condensed consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the financial position as of December 31, 2000, and July 2, 2000, and the results of operations for the three and six months ended December 31, 2000, and December 26, 1999, and the statements of cash flows for the six months then ended. Certain reclassifications have been made to the condensed consolidated statements of cash flows for the six months ended December 26, 1999, to conform to the presentation for the six months ended December 31, 2000. Additionally, all share, per share and related data presented in the condensed consolidated financial statements and footnotes have been retroactively adjusted to reflect all stock splits. Interim results for the three and six months ended December 31, 2000, are not necessarily indicative of the results that may be expected for the year ending July 1, 2001. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 2000. References to dollar and share amounts are in thousands, except per share data, unless otherwise specified.

2.  Inventories

    Inventories, net, are summarized as follows:

                                             December 31,   July 2,
                                                 2000        2000
                                               -------      -------
            Raw materials                      $10,672      $ 1,016
            Finished goods                      14,604       11,619
                                               -------      -------
                                               $25,276      $12,635
                                               =======      =======

3. Accrued Liabilities

   Components of accrued liabilities are as follows:

                                             December 31,    July 2,
                                                 2000         2000
                                             ------------    -------

            Payroll and related costs           $3,853       $3,213
            Warranty and related reserves        1,283          998
            Unearned revenue                       655          556
            Other                                2,169        1,588
                                                ------       ------
                                                $7,960       $6,355
                                                ======       ======

4.  Earnings per Share

    Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of outstanding stock options is reflected in diluted net income per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted net income per share:

                                                               Three Months Ended                   Six Months Ended
                                                         ------------------------------      -----------------------------
                                                         December 31,      December 26,      December 31,     December 26,
                                                            2000              1999               2000             1999
                                                         ------------      ------------      ------------     ------------
Numerator:
    Net income                                            $  19,357         $   8,767         $  32,209         $15,567
                                                          =========         =========         =========         =======

Denominator:
    Denominator for basic net income per
      share - weighted average shares outstanding            73,488            70,557            73,115          69,693
    Effect of dilutive securities:
      Dilutive options outstanding                            4,805             5,800             4,656           6,343
                                                          ---------         ---------         ---------         -------
    Denominator for diluted net income per
      share - adjusted weighted average shares               78,293            76,357            77,771          76,036
                                                          =========         =========         =========         =======

Basic net income per share                                $    0.26         $    0.12         $    0.44         $  0.22
                                                          =========         =========         =========         =======

Diluted net income per share                              $    0.25         $    0.11         $    0.41         $  0.20
                                                          =========         =========         =========         =======

Antidilutive options                                            625               488             1,203             508
                                                          =========         =========         =========         =======

Average market price                                      $   70.69         $   36.72         $   55.79         $ 26.16
                                                          =========         =========         =========         =======


    The antidilutive options were excluded from the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during the respective periods.

5.  Common Stock Split

    On December 15, 2000, the Company completed a two-for-one stock split, effected in the form of a stock dividend of one share of Emulex Common Stock for each share of common stock outstanding to stockholders of record on November 30, 2000. All share, per share and related data presented in the condensed consolidated financial statements and footnotes have been retroactively adjusted to reflect this stock split. As the par value of the Company's common stock remained at $0.10 per share, all periods presented reflect a reclass from additional paid-in capital to common stock.

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

7.  Business Combination

    On December 7, 2000, the Company entered into an agreement to acquire Giganet, Inc. ("Giganet"), a privately-held developer of Virtual Interface Internet Protocol networking solutions, for approximately 8 million shares of Emulex common stock. Under the terms of the agreement, each issued and outstanding share of Giganet's common stock, preferred stock, and warrant to purchase common stock of Giganet will be converted into shares of Emulex common stock. In addition, each outstanding option to acquire shares of Giganet common stock shall become an option to acquire the number of shares of Emulex common stock calculated based on the same conversion ratio applicable to the Giganet common stock. A condition to the closing of the merger is that the average closing price of the Company's common stock over the 15 trading days ending three calendar days prior to the effective date of the merger be equal to or greater than $50.00 per share (e.g., total transaction value of $400 million); provided, however, that the Company shall have the right to pay cash or increase the number of shares issuable in connection with the merger in order to satisfy this condition. The merger is expected to be treated as a tax-free reorganization for federal income tax purposes and to be accounted for using the purchase method of accounting. The Company expects to incur an in-process research and development charge of approximately $25 million related to the merger. The merger is subject to certain customary conditions to closing, including approval by the stockholders of Giganet.

8.  Investments

    As of December 31, 2000, the Company's total investments of $206,952 included a $25,000 strategic investment in Giganet, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, the discussions in this Form 10-Q in general may contain certain forward-looking statements. In addition, when used in this Form 10-Q, the words "anticipates," "in the opinion," "believes," "intends," "expects" and similar expressions are intended to identify forward-looking statements. Actual future results could differ materially from those described in the forward-looking statements as a result of factors discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations set forth below, as well as in "Risk Factors" set forth herein, and in the Company's most recently filed Annual Report on Form 10-K. These factors include, but are not limited to, the following: the fact that the Company's markets are characterized by rapidly changing technology, evolving industry standards and frequent introductions of new products and enhancements, and the Company may not be able to respond to such changes on a timely basis; the fact that the Fibre Channel market is at an early stage of development; changes in economic conditions or changes in end-user demand for technology solutions, including the possibility of slower than expected growth in demand for Fibre Channel solutions; possible delays in OEM launching of products enabled to the Company's solutions; the acquisition of Giganet is subject to a number of customary closing conditions which could prevent or delay the closing of the pending acquisition; the ability of Emulex to effectively integrate Giganet's operations into its own upon completion of the pending acquisition; the highly competitive nature of the markets for the Company's products as well as pricing pressures that may result from such competitive conditions; the Company's ability to attract and retain skilled personnel; the Company's reliance on third-party suppliers for components used in the Company's products and on manufacturing subcontractors that assemble and distribute the Company's products; the Company's reliance on certain OEMs, distributors and key customers; the fact that potential acquisitions or strategic investments may be more costly or less profitable than anticipated; and potential fluctuations in the company's future effective tax rate. The Company cautions the reader, however, that these lists of risk factors may not be exhaustive. The Company expressly disclaims any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances. References contained herein to "Emulex," the "Company," "we," "our" and "us" refer to Emulex Corporation and it subsidiaries.

COMPANY OVERVIEW

Emulex Corporation is a leading designer, developer and supplier of a broad line of Fibre Channel host adapters, hubs, application-specific computer chips ("ASICs"), and software products that provide connectivity solutions for Fibre Channel storage area networks ("SANs"), network attached storage (" NAS"), and redundant array of independent disks ("RAID") storage. The Company's products are based on internally developed ASIC technology, and are deployable across a variety of SAN configurations, system buses and operating systems, enhancing data flow between computers and peripherals. The Company's products offer customers the unique combination of critical reliability, scalability, and high performance, and can be customized for mission-critical server and storage system applications. Over the course of its history, the Company has also designed, developed and marketed traditional networking products such as printer servers and network access products, including communications servers and wide area network ("WAN") adapters. The Company markets to original equipment manufacturers ("OEMs") and end users through its own worldwide selling organization, as well as two-tier distribution partners. As of December 31, 2000, the Company had a total of 186 employees.

BUSINESS COMBINATION

On December 7, 2000, the Company entered into an agreement to acquire Giganet, Inc. ("Giganet"), a privately-held developer of Virtual Interface Internet Protocol networking solutions, for approximately 8 million shares of Emulex common stock. Under the terms of the agreement, each issued and outstanding share of Giganet's common stock, preferred stock, and warrant to purchase common stock of Giganet will be converted into shares of Emulex common stock. In addition, each outstanding option to acquire shares of Giganet common stock shall become an option to acquire the number of shares of Emulex common stock calculated based on the same conversion ratio applicable to the Giganet common stock. A condition to the closing of the merger is that the average closing price of the Company's common stock over the 15 trading days ending three calendar days prior to the effective date of the merger be equal to or greater than $50.00 per share (e.g., total transaction value of $400 million); provided, however, that the Company shall have the right to pay cash or increase the number of shares issuable in connection with the merger in order to satisfy this condition. The merger is expected to be treated as a tax-free reorganization for federal income tax purposes and to be accounted for using the purchase method of accounting. The Company expects to incur a one-time writedown of approximately $25 million for in-process research and development upon the close of the merger which will negatively impact its results of operations for that period. In addition, the Company expects to incur recurring merger-related expenses associated with the amortization of goodwill, other intangibles and deal expenses, as well as noncash compensation charges arising out of Giganet options that have subsequently been determined to have been priced below fair market value at the time of issuance. The valuation of the merger was approximately $665 million, based on the average closing stock price of Emulex two days prior and subsequent to December 7, 2000, a valuation which would result in approximately $603 million of goodwill and other intangibles related to the merger. The Company expects to amortize these intangibles over a relatively short period of two to seven years, and the resulting recurring quarterly charges are expected to approximate or exceed the Company's current level of pretax earnings, potentially generating a net loss for the Company in upcoming quarters. The merger is subject to certain customary conditions to closing, including approval by the stockholders of Giganet.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere herein. References to dollar amounts are in thousands unless otherwise specified.

                                         Percentage of Net Revenues           Percentage of Net Revenues
                                         For the Three Months Ended           For the Six Months Ended
                                        ------------------------------       ----------------------------
                                        December 31,      December 26,       December 31,    December 26,
                                           2000              1999               2000            1999
                                        ------------      ------------       ------------    ------------
Net revenues                               100.0%            100.0%             100.0%          100.0%
Cost of sales                               47.1              53.3               48.4            54.3
                                          ------            ------             ------          ------
      Gross profit                          52.9              46.7               51.6            45.7
                                          ------            ------             ------          ------
Operating expenses:
  Engineering and development                7.3              11.3                7.9            11.4
  Selling and marketing                      5.2               7.3                5.3             7.6
  General and administrative                 3.6               5.1                3.7             5.2
                                         -------           -------            -------         -------
      Total operating expenses              16.1              23.7               16.9            24.2
                                          ------            ------             ------          ------
      Operating income                      36.8              23.0               34.7            21.5

Nonoperating income                          7.1               6.0                6.4             6.2
                                         -------           -------            -------          ------
Income before income taxes                  43.9              29.0               41.1            27.7

Income tax provision                        16.7               2.9               15.6             2.8
                                          ------           -------             ------         -------
Net income                                  27.2%             26.1%              25.5%           24.9%
                                          ======            ======             ======          ======

THREE MONTHS ENDED DECEMBER 31, 2000, COMPARED TO THREE MONTHS ENDED DECEMBER 26, 1999

Net Revenues. Net revenues for the three months ended December 31, 2000, were $71,075, an increase of $37,472, or 112 percent, from $33,603 for the three months ended December 26, 1999. Net revenues for the three months ended December 31, 2000, consisted of $57,822 from sales to OEMs, $13,159 from sales sold through distribution channels and $94 from sales directly to end users. This represents an increase in OEM sales of $33,370, or 136 percent, and an increase in distribution sales of $4,128, or 46 percent, compared to the same relative quarter of the prior fiscal year. These increases in net revenues were partially offset by a decrease in end-user sales of $26, or 22 percent.

From a product line perspective, net revenues generated from the Company's Fibre Channel products for the second quarter of fiscal 2001 ended December 31, 2000, were $68,864, or 97 percent of total net revenues. This represents an increase of $40,560, or 143 percent, from the comparable quarter of fiscal 2000. This increase in net revenues from the Company's Fibre Channel products is primarily the result of the increased size of the market for Fibre Channel products and increased market acceptance of the Company's Fibre Channel products. The Company's net revenues in this emerging market have continued to be generated from OEM's taking product directly and through distribution channels. Net revenues from the Company's traditional networking products for the quarter ended December 31, 2000 were $2,211, or three percent of total net revenues. This represents a decrease of $3,088, or 58 percent, compared to the corresponding quarter of fiscal 2000. This decrease in net revenues from the Company's traditional networking products was principally due to the ongoing maturation of these products and a decrease in the Company's focus on these products. The Company issued last time buy notifications to customers for its traditional networking products during the fourth quarter of fiscal 2000. The Company expects that its traditional networking products will contribute negligible revenues in succeeding quarters.

Net revenues for the second fiscal quarter ended December 31, 2000, increased $15,619, or 28 percent, to $71,075 from $55,456 for the first fiscal quarter ended October 1, 2000. This sequential growth from the previous quarter is due to increased sales of the Company's Fibre Channel products, partially offset by decreased sales of the Company's traditional networking products. There can be no assurance that the Company will continue to achieve these high growth rates, or favorable increases at all, when compared to the preceding quarter or the comparable period of the prior year.

In the three months ended December 31, 2000, direct sales to Compaq accounted for 27 percent, sales to IBM accounted for 17 percent, and sales to EMC accounted for 13 percent of the Company's total net revenues. No other customer accounted for more than 10 percent of total net revenues. Additionally, some of the Company's larger OEM customers purchased products through distributors, resellers or other third parties. Total net revenues, including direct sales to the Company's customers and their customer-specific models purchased indirectly through other distribution channels, amounted to 27 percent of the Company's total net revenues for Compaq, 25 percent for IBM, and 22 percent for EMC for the three months ended December 31, 2000. For the three months ended December 26, 1999, direct sales to Compaq accounted for 23 percent, direct sales to EMC accounted for 17 percent, direct sales to Avnet accounted for 15 percent, and direct sales to IBM accounted for 11 percent of the Company's total net revenues. No other customer accounted for more than 10 percent of total net revenues during this period. Total net revenues, including direct sales to the Company's customers and their customer-specific models purchased indirectly through other distribution channels, amounted to 26 percent of the Company's total net revenues for Compaq, 18 percent for IBM, and 17 percent for EMC for the three months ended December 26, 1999. Direct sales to the Company's top five customers accounted for 71 percent of net revenues for the quarter ended December 31, 2000 and the comparable period of fiscal 2000.

Domestic net revenues were $43,865, or 62 percent of total net revenues, for the three months ended December 31, 2000, and $23,943, or 71 percent of total net revenues, for the three months ended December 26, 1999. This increase in domestic net revenues of $19,922, or 83 percent, is principally due to the increasing level of Fibre Channel product shipments during the current fiscal year. The increase in Fibre Channel shipments is primarily the result of the increased market acceptance of the Company's Fibre Channel products. International net revenues were $27,210, or 38 percent of total net revenues, for the three months ended December 31, 2000, and $9,660, or 29 percent of net revenues, for the three months ended December 26, 1999. This increase in international net revenues of $17,550, or 182 percent, is also principally due to the increasing level of Fibre Channel product shipments during the current fiscal year. Although both domestic and international net revenues have increased, international net revenues have become a larger percent of total net revenues due to the increased market acceptance of Fibre Channel products beyond the domestic market in the current fiscal year.

Gross Profit. Cost of sales included the cost of production of finished products, as well as support costs and other expenses related to inventory management, manufacturing quality and order fulfillment. For the three months ended December 31, 2000, gross profit increased $21,933, or 140 percent, to $37,626 from $15,693 for the comparable quarter of the prior fiscal year. Gross margin increased to 53 percent for the three months end December 31, 2000, compared to 47 percent in the same relative quarter of fiscal 2000 primarily due to efficiencies of scale and changes in product mix.

Engineering and development. Engineering and development expenses consisted primarily of salaries and related expenses for personnel engaged in the design, development and technical support of the Company's products. These expenses included third-party fees paid to consultants, prototype development expenses and computer services costs related to supporting computer tools used in the design process. Engineering and development expenses were $5,160 and $3,799 for the three months ended December 31, 2000, and December 26, 1999, representing seven percent and 11 percent of net revenues, respectively. Engineering and development expenses increased by $1,361, or 36 percent, from the second quarter of fiscal 2000 to the second quarter of fiscal 2001 as the Company continued to increase its investment in its Fibre Channel product development. Even though the Company has continued to increase its investment in Fibre Channel product development, it has not increased as quickly as net revenues have expanded. Consequently, engineering and development has decreased as a percent of net revenues. Due to the technical nature of the Company's products, engineering support is a critical part of the Company's strategy during both the development of its products and the support of its customers from product design through deployment into the market. Management intends to continue to make significant investments in the technical support and enhancement of the Company's current products, as well as the continued development of new products in the Fibre Channel market. Engineering and development expenses can fluctuate from quarter to quarter depending on several factors, including new product introduction schedules, hiring patterns and depreciation of capital equipment.

Selling and marketing. Selling and marketing expenses consisted primarily of salaries, commissions and related expenses for personnel engaged in the marketing and sales of the Company's products, as well as trade shows, product literature, promotional support costs and other advertising related costs. Selling and marketing expenses were $3,802 and $2,438 for the three months ended December 31, 2000, and December 26, 1999, representing five percent and seven percent of net revenues, respectively. Selling and marketing expenses for the second quarter of fiscal 2001 increased by $1,364, or 56 percent, from the comparable quarter of fiscal 2000. This increase was primarily due to increased salaries and commissions associated with additional employees and higher revenues, and increased promotion and advertising costs. However, as a portion of these selling and marketing expenses is fixed, these selling and marketing costs have not expanded at the same rate as the Company's net revenues. Consequently, as a percent of net revenues, selling and marketing expenses have decreased.

General and administrative. General and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees and other associated corporate expenses. General and administrative expenses were $2,540 and $1,732 for the three months ended December 31, 2000, and December 26, 1999, representing four percent and five percent of net revenues, respectively. General and administrative expenses increased by $808, or 47 percent, for the second quarter of fiscal 2001 compared to the equivalent quarter of fiscal 2000 primarily due to additional employees and higher compensation associated with the higher revenues. Similar to selling and marketing expenses, these expenses have not expanded at the same rate as the Company's net revenues. Consequently, as a percentage of net revenues, general and administrative expenses have decreased.

Nonoperating Income. Nonoperating income consisted primarily of interest income. The Company's nonoperating income increased $3,080 to $5,097 for the second quarter of fiscal 2001 compared to $2,017 for the second quarter of fiscal 2000. This increase in nonoperating income is primarily due to a one-time gain of $1,884 from the sale of a strategic investment. The remaining increase came from an increase in interest income associated with the investments of the funds the Company received from the secondary offering of common stock completed during the fourth quarter of fiscal 1999, as well as cash generated from operations.

Income Taxes. For the quarter ended December 31, 2000, the Company recorded a 38 percent tax provision in the amount of $11,864. For the quarter ended December 26, 1999, the Company recorded a net tax provision of 10 percent in the amount of $974. The lower effective tax rate in fiscal 2000 was due to utilization of net operating loss carryforwards that were held net of a substantial valuation allowance.

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

SIX MONTHS ENDED DECEMBER 31, 2000, COMPARED TO SIX MONTHS ENDED
DECEMBER 26, 1999

Net Revenues. Net revenues for the six months ended December 31, 2000, were $126,531, an increase of $64,032, or 102 percent, from $62,499 for the six months ended December 26, 1999. Net revenues for the six months ended December 31, 2000, consisted of $104,929 from sales to OEMs, $21,236 from sales sold through distribution channels and $366 from sales directly to end users. This represents an increase in OEM sales of $58,175, or 124 percent, an increase in distribution sales of $5,741, or 37 percent, and an increase in end-user sales of $116, or 46 percent, compared to the same relative period of the prior fiscal year.

From a product line perspective, net revenues generated from the Company's Fibre Channel products for the first six months of fiscal 2001 ended December 31, 2000, were $119,108, or 94 percent of total net revenues. This represents an increase of $69,185, or 139 percent, from the comparable period of fiscal 2000. This increase in net revenues from the Company's Fibre Channel products is primarily the result of the increased size of the market for Fibre Channel products and increased market acceptance of the Company's Fibre Channel products. The Company's net revenues in this emerging market have continued to be generated from OEM's taking product directly and through distribution channels. Net revenues from the Company's traditional networking products for the first six months of fiscal 2001 ended December 31, 2000 were $7,423, or six percent of total net revenues. This represents a decrease of $5,153, or 41 percent, compared to the corresponding period of fiscal 2000. This decrease in net revenues from the Company's traditional networking products was principally due to the ongoing maturation of these products and a decrease in the Company's focus on these products. The Company expects that revenues from its traditional networking products will contribute negligible revenues to succeeding quarters.

In the six months ended December 31, 2000, direct sales to Compaq accounted for 27 percent, direct sales to IBM accounted for 18 percent, and direct sales to EMC accounted for 13 percent of the Company's total net revenues. No other customer accounted for more than 10 percent of total net revenues during this period. Additionally, some of the Company's larger OEM customers purchased products through distributors, resellers or other third parties. Total net revenues, including direct sales to the Company's customers and their customer-specific models purchased indirectly through other distribution channels, amounted to 27 percent of the Company's total net revenues for IBM, 27 percent for Compaq, and 22 percent for EMC for the six months ended December 31, 2000. For the six months ended December 26, 1999, direct sales to Compaq accounted for 24 percent, direct sales to EMC accounted for 15 percent, direct sales to IBM accounted for 14 percent, and direct sales to Avnet accounted for 12 percent of the Company's total net revenues. No other customer accounted for more than 10 percent of total net revenues during this period. Total net revenues, including direct sales to the Company's customers and their customer specific models purchased indirectly through other distribution channels, amounted to 26 percent of the Company's total net revenues for Compaq, 21 percent for EMC, and 15 percent for IBM for the six months ended December 26, 1999. Direct sales to the Company's top five customers accounted for 73 percent of net revenues for the six months ended December 31, 2000 compared to 72 percent for the same period of fiscal 2000.

Domestic net revenues were $81,164, or 64 percent of total net revenues, for the six months ended December 31, 2000, and $44,402, or 71 percent of total net revenues, for the six months ended December 26, 1999. This increase in domestic net revenues of $36,762, or 83 percent, is principally due to the increasing level of Fibre Channel product shipments during the current fiscal year. The increase in Fibre Channel shipments is primarily the result of the increased size of the market for Fibre Channel products and increased market acceptance of the Company's Fibre Channel products. International net revenues were $45,367, or 36 percent of total net revenues, for the six months ended December 31, 2000, and $18,097, or 29 percent of total net revenues, for the six months ended December 26, 1999. This increase in international net revenues of $27,270, or 151 percent, is also principally due to the increasing level of Fibre Channel product shipments during the current fiscal year. Although both domestic and international net revenues have increased, international net revenues have become a larger percent of net revenues due to the increased market acceptance of Fibre Channel products beyond the domestic market in the current fiscal year.

Gross Profit. For the six months ended December 31, 2000, gross profit increased $36,690, or 128 percent, to $65,280 from $28,590 for the comparable period of the prior fiscal year. Gross margin increased to 52 percent for the six months end December 31, 2000, compared to 46 percent in the same relative period of fiscal 2000 primarily due to efficiencies of scale and changes in product mix.

Engineering and development. Engineering and development expenses were $9,975 and $7,149 for the six months ended December 31, 2000, and December 26, 1999, representing eight percent and 11 percent of net revenues, respectively. Engineering and development expenses increased by $2,826, or 40 percent, for the first six months of fiscal 2001 compared to the first six months of fiscal 2000 as the Company continued to increase its investment in its Fibre Channel product development. Even though the Company has continued to increase its investment in Fibre Channel product development, it has not increased as quickly as net revenues have expanded. Consequently, engineering and development expenses have decreased as a percent of net revenues. Due to the technical nature of the Company's products, engineering support is a critical part of the Company's strategy during both the development of its products and the support of its customers from product design through deployment into the market. Management intends to continue to make significant investments in the technical support and enhancement of the Company's current products, as well as the continued development of new products in the Fibre Channel market.

Selling and marketing. Selling and marketing expenses were $6,657 and $4,778 for the six months ended December 31, 2000, and December 26, 1999, representing five percent and eight percent of net revenues, respectively. Selling and marketing expenses for the first six months of fiscal 2001 increased by $1,879, or 39 percent, from the comparable period of fiscal 2000. This increase was primarily due to increased salaries and commissions associated with additional employees and higher revenues, and increased promotion and advertising costs. However, as a portion of these selling and marketing expenses is fixed, these selling and marketing costs have not expanded at the same rate as the Company's net revenues. Consequently, as a percent of net revenues, selling and marketing expenses have decreased.

General and administrative. General and administrative expenses were $4,733 and $3,237 for the six months ended December 31, 2000, and December 26, 1999, representing four percent and five percent of net revenues, respectively. General and administrative expenses increased by $1,496, or 46 percent, for the first six months of fiscal 2001 compared to the equivalent period of fiscal 2000 primarily due to additional employees and higher compensation associated with the higher revenues. Similar to selling and marketing expenses, these expenses have not expanded at the same rate as the Company's net revenues. Consequently, as a percentage of net revenues, general and administrative expenses have decreased.

Nonoperating Income. Nonoperating income consisted primarily of interest income. The Company's nonoperating income increased $4,164 to $8,035 for the first six months of fiscal 2001 compared to $3,871 for the comparable period of fiscal 2000. This increase in nonoperating income is primarily due to an increase in interest income associated with the investments of the funds the Company received from the secondary offering of common stock completed during the fourth quarter of fiscal 1999, as well as cash generated from operations. Additionally, the Company recognized a one-time gain of $1,884 from the sale of a strategic investment during the six months ended December 31, 2000.

Income Taxes. For the six months ended December 31, 2000, the Company recorded a 38 percent tax provision in the amount of $19,741. For the six months ended December 26, 1999, the Company recorded a net tax provision of 10 percent in the amount of $1,730. The lower effective tax rate in fiscal 2000 was due to utilization of net operating loss carryforwards that were held net of a substantial valuation allowance.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company had $210,440 in working capital, and $221,848 in cash and cash equivalents, current investments and long-term investments. At July 2, 2000, the Company had $165,602 in working capital, and $180,998 in cash and cash equivalents, current investments and long-term investments. The Company's cash and cash equivalents decreased by $8,575 during the first six months of fiscal 2001 from $23,471 as of July 2, 2000, to $14,896 as of December 31, 2000. This decrease in cash and cash equivalents was primarily due to the Company's investing activities, which used $ $53,070 of cash and cash equivalents. The cash used in investing activities was offset by operating activities and financing activities, which provided $40,352 and $4,143 of cash and cash equivalents, respectively.

Investing activities, including purchases of investments of $294,259, maturities of investments of $241,234, as well as the acquisition of property and equipment of $5,529, used $53,070 of cash and cash equivalents during the six months ended December 31, 2000. For the same relative period of fiscal 2000, investing activities, which primarily included purchases of investments of $341,563, maturities of investments of $313,806 and the acquisition of property and equipment of $858, used $28,612 of cash and cash equivalents. The investing activities in the first six months of fiscal 2001 include a $25 million investment in Giganet, Inc.

Operating activities provided $40,352 of cash and cash equivalents for the six months ended December 31, 2000. This increase in cash and cash equivalents was primarily due to the Company's increased net income, accounts payable, and the tax benefit from the exercise of stock options, offset by increases in accounts receivable and inventories, as well as changes in other working capital balances. Operating activities provided $21,480 of cash and cash equivalents for the six months ended December 26, 1999. This increase in cash and cash equivalents was primarily due to the Company's increased net income and the tax benefit from the exercise of stock options as well as changes in other working capital balances.

Net financing activities, which were primarily limited to proceeds from the exercise of stock options during the six months ended December 31, 2000, provided $4,143 of cash and cash equivalents during the six months ended December 31, 2000 compared to providing $2,446 of cash and cash equivalents in the same relative period of fiscal 2000. Financing activities also included principal payments under capital leases.

As part of the Company's continued investment in Fibre Channel product development, the Company expects to increase its capital expenditures, most notably for additional engineering equipment, expansion of its Colorado engineering facility and enhancement of the Company's global IT infrastructure. Additionally, the Company has incurred and will continue to incur charges related to the Company's pending acquisition of Giganet, Inc. The Company believes that its existing cash balances, facilities and equipment leases, investments and anticipated cash flows from operating activities will be sufficient to support its working capital needs and capital expenditure requirements for at least the next 12 months.

RISK FACTORS

RISKS RELATED TO OUR BUSINESS

OUR BUSINESS DEPENDS UPON THE CONTINUED DEVELOPMENT OF THE FIBRE CHANNEL MARKET, AND OUR REVENUES WILL BE LIMITED IF SUCH DEVELOPMENT DOES NOT OCCUR OR OCCURS MORE SLOWLY THAN WE ANTICIPATE.

The size of our potential market is dependent upon the broad acceptance of Fibre Channel technology as an alternative to other technologies traditionally utilized for network and storage communications. The Fibre Channel market, while rapidly evolving and attracting an increasing number of market participants, is still at an early stage of deployment. We believe the Fibre Channel market will continue to expand and that our investment in the Fibre Channel market represents our greatest opportunity for revenue growth and profitability in the future. However, we cannot be certain that Fibre Channel products will gain broader market acceptance or that customers will choose our technology and products. Fibre Channel products accounted for 94 percent of net revenues for the six months ended December 31, 2000. If the Fibre Channel market fails to develop, develops more slowly than anticipated, attracts more competitors than we expect (as discussed below), or if our products do not achieve market acceptance, our business, results of operations and financial condition would be materially adversely affected.

Alternative existing technologies such as SCSI compete with Fibre Channel technology for customers. Some SCSI technology companies already have well-established relationships with our current and potential customers, have extensive knowledge of the markets we serve and have better name recognition and more extensive development, sales and marketing resources than we have. Our success also depends both on our own ability and on the ability of our OEM customers to develop Fibre Channel solutions that are competitive with legacy technologies. However, ultimately, our business depends upon our ability, along with the ability of our OEM customers, to convince end users to adopt Fibre Channel technology.

While we have secured numerous design wins for our Fibre Channel products from OEM customers, nearly all of these customers are still at the early stages incorporating Fibre Channel throughout their product offerings. If our customers are unable to or otherwise do not ship systems that incorporate our products, or if their shipped systems are not commercially successful, our business, results of operations and financial condition would be materially adversely affected.

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

    o The ability of our contract manufacturers to produce and distribute our products in a timely fashion;

    o Integration of additional contract manufacturers or additional sites of our current contract manufacturers;

    o Component shortages experienced by us, or shortages resulting in reduced demand from our customers if our customers are unable to acquire the other components used in conjunction with our products in their deployments;

    o   The market acceptance of our new Fibre Channel products;

    o The timing of the introduction or enhancement of products by us, our OEM customers and our competitors;

    o   The level of product and price competition;

    o   Our ability to expand our relationships with OEMs and distributors;

    o   Activities of, and acquisitions by, our competitors;

    o   Acquisitions or strategic investments made by us;

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

There are other factors that contribute to the variability of our sales as well. Historically, we have generally shipped products quickly after we receive orders, meaning that we do not always have a significant backlog of unfilled orders. As a result, our revenues in a given quarter may depend substantially on orders booked in that quarter. As of December 31, 2000, we had $80,640 of total backlog, of which $79,513 was for Fibre Channel products. These amounts are not necessarily indicative of the results that may be expected for any future quarter or the fiscal year ending July 1, 2001. Also, we have typically generated a large percentage of our quarterly revenues in the last month of the quarter. Additionally, individual OEM customer purchases can vary significantly from quarter to quarter.

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

WE HAVE EXPERIENCED LOSSES IN OUR HISTORY.

We have experienced losses in our history, most recently a net loss of $10,838 for the fiscal year ended June 28, 1998, which included $12,545 of consolidation charges related to the closure of our Puerto Rico manufacturing operations and selected sales offices. While we have generated net income for 16 of the last 17 quarters through the quarter ended December 31, 2000, we cannot be certain that revenues will remain at current levels or improve or that we will be profitable at such revenue levels.

THE LOSS OF ONE OR MORE CUSTOMERS COULD HARM OUR REVENUES.

For the six months ended December 31, 2000, direct sales to our top customer, Compaq, represented 27 percent of our net revenues. Additionally, direct sales to IBM were 18 percent, and direct sales to EMC were 13 percent of our total net revenues. Also, some of our larger OEM customers purchased our products indirectly through distributors or resellers. Total net revenues, including direct sales to our customers and their customer-specific models purchased indirectly through other distribution channels, amounted to 27 percent of our total net revenues for IBM, 27 percent for Compaq, and 22 percent for EMC for the six months ended December 21, 2000. For the comparable period in fiscal 2000, direct sales to Compaq were 24 percent, direct sales to EMC accounted for 15 percent, direct sales to IBM represented 14 percent, and direct sales to Avnet accounted for 12 percent of our total net revenues. Total net revenues, including direct sales to our customers and their customer specific models purchased indirectly through other distribution channels, amounted to 26 percent of our total net revenues for Compaq, 21 percent for EMC, and 15 percent for IBM for the six months ended December 26, 1999. Direct sales to our top five customers accounted for 73 percent of total net revenues for the six months ended December 31, 2000, and 72 percent of total net revenues for the comparable period in fiscal 2000. Although we have attempted to expand our base of customers, we believe our revenues in the future will continue to be similarly derived from a limited number of customers, especially given the consolidation the industry has recently experienced.

THE FAILURE OF ONE OR MORE OF OUR SIGNIFICANT CUSTOMERS TO MAKE PAYMENTS COULD ADVERSELY AFFECT OUR BUSINESS.

We are also subject to credit risk associated with the concentration of our accounts receivable from our customers. Although our days sales outstanding, or DSOs, were 40 days at December 31, 2000, there can be no assurance they will remain at this level. If we were to lose one of our current significant customers or did not receive their payments due to us, we could experience a material adverse effect on our business, results of operations and financial condition.

THE LOSS OF ONE OR MORE OF OUR OEM OR DISTRIBUTOR CUSTOMERS COULD ADVERSELY AFFECT OUR BUSINESS.

We rely almost exclusively on OEMs and sales through distribution channels for our revenue. For the six months ended December 31, 2000, we derived approximately 83 percent of our net revenues from OEMs and 17 percent from sales through distribution. For the comparable period in fiscal 2000, we derived approximately 75 percent of our net revenues from OEMs and 25 percent from distribution sales. We cannot be certain that we will retain our current OEM and distributor customers or that we will be able to recruit additional or replacement customers. As is common in an emerging technology industry, our agreements with OEMs and distributors are typically non-exclusive, have no volume commitments, and often may be terminated by either party without cause. Indeed, many of our OEM and distributor customers carry or utilize competing product lines. If we were to suddenly lose one or more important OEM or distributor customers to a competitor, our business, results of operations and financial condition could be materially adversely affected.

A SIGNIFICANT DECREASE OR DELAY IN ORDERS FROM ONE OR MORE OF OUR CUSTOMERS COULD ADVERSELY AFFECT OUR BUSINESS.

In February 2001, we noted that certain of our OEM customers had deferred a portion of their existing orders from our third fiscal quarter ending April 1, 2001 until our fourth fiscal quarter ending July 1, 2001. As of the date of this quarterly report, we are unable to ascertain whether such deferrals are isolated events or represent a broader market trend. In the event that such deferrals continue or accelerate, our business, results of operations and financial condition could be materially adversely affected.

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

OUR INDUSTRY IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE, AND WE MUST KEEP PACE WITH THE CHANGES TO SUCCESSFULLY COMPETE.

The markets for our products are characterized by rapidly changing technology, evolving industry standards and the frequent introduction of new products and enhancements. Our future success depends in a large part on our ability to enhance our existing products and to introduce new products on a timely basis to meet changes in customer preferences and evolving industry standards. Currently, proposed new technologies such as SCSI over IP ("SOIP"), Virtual Interface ("VI"), and InfiniBand are still in the early development stages and it is impossible to know what the end technology will provide. We cannot be certain that we will be successful in developing, manufacturing and marketing new products or product enhancements that respond to such changes in a timely manner and achieve market acceptance. We also cannot be certain that we will be able to develop the underlying core technologies necessary to create new products and enhancements, or that we will be able to license the core technologies from third parties.

A key element of our business strategy is to develop multiple ASICs in order to increase system performance and reduce manufacturing costs, thereby enhancing the price/performance of our Fibre Channel products. We cannot be certain that we will be successful at developing and incorporating ASICs effectively and in a timely manner. Furthermore, as our customers migrate from one platform to the enhanced price/performance of the next platform, we may experience reduced revenue, gross profit and gross margin levels associated with lower average selling prices and higher relative product costs associated with improved performance. Additionally, changes in technology and consumer preference could potentially render our current products uncompetitive or obsolete. If we are unable, for technological or other reasons, to develop new products or enhance existing products in a timely manner in response to technological and market changes, our business, results of operations and financial condition would be materially adversely affected.

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

SOME OF OUR REVENUES ARE FROM PRODUCT LINES THAT ARE BEING PHASED OUT.

We have shifted the focus of our business to Fibre Channel technology. However, some of our revenues still depend on sales of our traditional networking products. These traditional networking products accounted for three and six percent of our net revenues for the three and six months ended December 31, 2000, respectively. If the maturation of these products were to occur faster than we anticipate, our business, results of operations and financial condition could be materially adversely affected.

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

In the Fibre Channel market, we compete primarily against Adaptec, Agilent, JNI, LSI Logic, QLogic and, to a lesser extent, several smaller companies. During the fourth quarter of fiscal 2000, we issued last time buy notifications to customers for our traditional networking products, which include printer servers and network access products. We expect these traditional networking products to contribute only negligible amounts of revenue in succeeding quarters.

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

THE LOSS OF THIRD-PARTY SUPPLIERS OR OUR CONTRACT MANUFACTURERS COULD ADVERSELY AFFECT OUR BUSINESS.

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

    o   Difficulties associated with foreign operations; and

    o   Market shortages.

Additionally, key components that we use in our products may only be available from single sources with which we do not have long-term contracts. For example, Intel is currently our sole supplier for microprocessors used in our Fibre Channel products, and IBM is currently our sole supplier for components that enable some of our older-generation Fibre Channel products to connect to networks. In addition, we design our own semiconductors that are embedded in our traditional networking and Fibre Channel products, and these are manufactured by third-party semiconductor foundries such as Chip Express, LSI Logic and QuickLogic. In addition to hardware, we design software to provide functionality to our hardware products. We also license software from third party providers for use with our traditional networking products. Most of these providers are the sole source for this software.

Because we outsource the production of our products to contract manufacturers, K*TEC Electronics and Manufacturers Services LTD, (our recently added second contract manufacturer), we only manage the supply of a small number of our product components. Currently, we rely upon K*TEC Electronics and Manufacturers Services LTD ("MSL") to complete the majority of the component purchases for our products. Consequently, we cannot be certain that the necessary components will be available to meet our future requirements at favorable prices, if at all. Moreover, because we rely upon K*TEC Electronics and MSL to manufacture, store and ship our products, if

K*TEC Electronics or MSL is unable or unwilling to complete production runs for us in the future, or experiences any significant delays in completing production runs or shipping product, the manufacturing and sale of our products would be temporarily suspended. An interruption in supply of our products and the cost of qualifying and shifting production to an alternative manufacturing facility would have a material adverse effect on our business, results of operations and financial condition.

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

OUR INTERNATIONAL BUSINESS ACTIVITIES SUBJECT US TO RISKS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

For the six months ended December 31, 2000, sales in the United States accounted for 64 percent of our total net revenues, sales in Europe accounted for 32 percent of our total net revenues, and sales in the Pacific Rim countries accounted for four percent of our total net revenues. During the comparable six months in fiscal 2000, sales in the

United States accounted for 71 percent of net revenues, sales in Europe accounted for 26 percent of our net revenues, and sales in the Pacific Rim countries accounted for three percent of our net revenues. We expect that sales in the United States and Europe will continue to account for the substantial majority of our net revenues for the foreseeable future.

We encounter risks inherent in international operations. All of our sales are currently denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. Additionally, we are in the process of beginning production of our products at Global Manufacturing Services, a MSL production facility, in Valencia, Spain. Our international business activities could be limited or disrupted by any of the following factors:

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

In addition to the risks described earlier related to our pending merger with Giganet, Inc., we may pursue additional acquisitions or strategic investments that could provide new technologies, products or service offerings. Future acquisitions or strategic investments may involve the use of significant amounts of cash, potentially dilutive issuances of equity or equity-linked securities, incurrence of debt and amortization of expenses related to goodwill and other intangible assets. Moreover, to the extent that any proposed acquisition or strategic investment is not favorably received by stockholders, analysts and others in the investment community, the price of our common stock could be adversely affected. In addition, acquisitions or strategic investments involve numerous risks, including:

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

    o   Rumors or dissemination of false information;

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

RISKS RELATED TO PENDING MERGER WITH GIGANET, INC.

ALTHOUGH WE EXPECT THAT OUR PENDING MERGER WITH GIGANET WILL RESULT IN BENEFITS, THOSE BENEFITS MAY NOT BE REALIZED AND OUR STOCK PRICE MAY DECLINE AS A RESULT.

On December 7, 2000, we entered into an agreement to merge with Giganet, Inc. Achieving the benefits of the merger will depend in part on our ability to integrate the technology, operations and personnel of the two companies in a timely and efficient manner so as to minimize the risk that the merger will result in the loss of customers or key employees. Integrating Emulex and Giganet will be a complex, time consuming and expensive process and may disrupt Emulex's and Giganet's business if not completed in a timely and efficient manner.

Integrating two companies like Emulex and Giganet involves a number of risks, including:

    o   diverting management's attention from ongoing operations;

    o difficulties and expenses in combining the operations, technology and systems of the two companies;

    o difficulties and expenses in assimilating and retaining employees, including integrating teams that have not previously worked together;

    o difficulties in creating and maintaining uniform standards, controls, procedures and policies;

    o different geographic locations of the principal operations of Emulex and Giganet;

    o   challenges in attracting new customers;

    o difficulties in demonstrating to existing customers that the merger will not result in adverse changes to product quality, lead time for product deliveries or customer service standards; and

    o potential adverse short-term effects on operating results, primarily as a result of increased costs resulting from the integration of the operations of the two companies.

We may not be able to successfully integrate the operations of Giganet or realize any of the anticipated benefits of a merger. A failure to do so could have a material adverse effect on Emulex's business, financial condition and operating results.

THE MARKET PRICE OF OUR COMMON STOCK MAY DECLINE AS A RESULT OF THE MERGER.

The market price of our common stock may decline as a result of the merger if:

    o   the integration of Emulex and Giganet is unsuccessful;

    o We do not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial analysts or investors; or

    o the effect of the merger on our financial results is not consistent with the expectations of financial analysts or investors.

THE PURCHASE ACCOUNTING TREATMENT OF THE MERGER OF GIGANET WILL RESULT IN A SIZABLE ONE-TIME IN-PROCESS R & D CHARGE UPON THE CLOSE OF THE MERGER, AND IN SIZABLE RECURRING AMORTIZATION CHARGES FOR ACQUISITION-RELATED INTANGIBLES AND OTHER ITEMS, WHICH WILL LIKELY GENERATE NET LOSSES FOR US AFTER THE COMPLETION OF THE MERGER.

We expect to incur a one-time writedown of approximately $25 million for in-process R&D upon the close of the merger which will negatively impact our results of operations for that period. In addition, we expect to incur recurring merger-related expenses associated with the amortization of goodwill, other intangibles and deal expenses, as well as noncash compensation charges arising out of Giganet options that have subsequently been determined to have been priced below fair market value at the time of issuance. The valuation of the merger was approximately $665 million, based on the average closing stock price of Emulex two days prior and subsequent to December 7, 2000, a valuation which would result in approximately $603 million of goodwill and other intangibles related to the merger. We expect to amortize these intangibles over a relatively short period of two to seven years, and the resulting recurring quarterly charges are expected to approximate or exceed our current level of pretax earnings, potentially generating a net loss for us in upcoming quarters.

COMPETITORS OF EMULEX AND GIGANET MAY INCREASE THEIR COMPETITIVE PRESSURES ON THE INTEGRATED BUSINESSES, OR MAKE ANNOUNCEMENTS CHALLENGING THE EXPECTED BENEFITS OF THE MERGER, CAUSING OUR STOCK PRICE TO DECLINE.

As integrated businesses, Emulex and Giganet will face the combined competitive pressure from existing competitors of both companies. Some of these competitors may see the integrated businesses as a new threat and exert greater competitive pressures than either company currently faces. Some competitors may join together, through agreements or acquisitions, to face the challenge or perceived challenge that the merger presents. If we are not able to adequately respond to this increased competition, the companies' integrated businesses, financial conditions and operating results would be adversely affected.

In addition, competitors may make public announcements that challenge or question our expectation that the merger will result in benefits. Such announcements could cause our stock price to decline. In addition, if such announcements require a response from us, such announcements could disrupt and delay our attempts to integrate the two companies, which could have a material adverse effect on our business, financial condition and operating results.

THE NUMBER OF SHARES OF OUR COMMON STOCK THE GIGANET STOCKHOLDERS WILL RECEIVE FOR EACH SHARE OF GIGANET COMMON STOCK WILL DEPEND, IN PART, ON THE MARKET VALUE OF THE OUR COMMON STOCK, WHICH COULD CHANGE BASED ON A NUMBER OF FACTORS.

Upon completion of the merger, each share of Giganet common stock will be exchanged for a number of shares of our common stock based, in part, on the average market price of the our common stock at the effective time of the merger. It shall be a condition to the closing of the merger that the average closing price of our common stock over the 15 trading days ending three calendar days prior to the effective date of the merger be equal to or greater than $50.00 per share (e.g., total transaction value of $400 million); provided, however, that we shall have the right to pay cash or increase the number of shares issuable in connection with the merger in order to satisfy this condition. Except for this limitation, there will be no adjustment for changes in the market price of our common stock, and Giganet and Emulex are not permitted to "walk away" from the merger or resolicit the vote of Giganet's stockholders solely because of changes in the market price of our common stock. Accordingly, the specific dollar value of our common stock to be received by Giganet stockholders upon completion of the merger will depend on the market value of our common stock at the time of the completion of the merger. No prediction can be made as to the market price of our common stock at the completion of the merger or as to the market price of our common stock after the completion of the merger.

The market price of our common stock could fluctuate widely and affect the amount of profit, if any, which our investors may realize from any sale of our common stock. From January 1, 2000 through December 31, 2000, the market price has ranged from a low of $17.75 per share to a high of $112.75 per share. Fluctuations may occur, among other reasons, in response to:

    o   operating results;

    o   announcements by us or our competitors;

    o   economic changes;

    o   general market conditions; and

    o   other risk factors described in this Form 10-Q.

The trading price of our common stock could continue to be subject to wide fluctuations in response to the factors set forth above and other factors, many of which are beyond our control. The stock market in recent years has experienced extreme price and trading volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies.

FAILURE TO COMPLETE THE MERGER COULD NEGATIVELY IMPACT OUR FUTURE BUSINESS AND OPERATIONS.

If the merger is not completed, we may be subject to a number of material risks, including the following:

    o costs related to the merger, such as legal, accounting and financial advisory fees, must be paid even if the merger is not completed; and

    o our ability to complete future transactions may be impaired because potential partners may view us as having an unfavorable reputation in our ability to complete transactions as a result of the failure to complete the merger.

In addition, our customers may, in response to the announcement of the merger, delay or defer purchasing decisions. Any delay or deferral in purchasing decisions by our customers could have a material adverse effect on our business, regardless of whether or not the merger is ultimately completed. Similarly, current and prospective employees may experience uncertainty about their future role with us until our strategies with regard to Giganet are executed. This may adversely affect our ability to attract and retain key management, sales, marketing and technical personnel.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

At December 31, 2000, the Company's investment portfolio consisted of fixed income securities, excluding those classified as cash equivalents and strategic investments, of $181,552. The Company has the positive intent and ability to hold these securities to maturity. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10 percent from the levels existing as of December 31, 2000, the decline in the fair value of the portfolio would not be material to the Company's financial position, results of operations and cash flows.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the Company was held on November 16, 2000. All share amounts related to the stockholder's meeting are the actual shares as of that date. They have not been adjusted for the two-for-one stock split on December 15, 2000. There were 36,493,484 shares of the Company's common stock issued, outstanding and entitled to vote at the meeting as of October 2, 2000, the record date. Proxies representing 33,092,044 common shares were received and tabulated. Five proposals were voted on at this meeting. First, the following members were elected to the Company's Board of Directors to hold office for the ensuing year:

Nominee                                       In Favor              Withheld
-------                                      ----------             ---------
Fred B. Cox                                  32,894,365               197,679
Michael P. Downey                            32,988,621               103,423
Bruce C. Edwards                             32,990,974               101,070
Paul F. Folino                               32,895,370               196,674
Robert H. Goon                               31,600,789             1,491,255
Don M. Lyle                                  32,988,648               103,396

The second proposal was to amend the Company's certificate of incorporation to increase the authorized common shares from 120,000,000 to 240,000,000 shares. This proposal also included a two-for-one stock split of outstanding shares of common stock of the Company. This proposal was approved with 30,051,542 shares voted for approval, 3,015,533 against and 24,969 abstaining from the vote.

The third proposal was for an amendment of the Company's Employee Stock Option Plan to increase the number of pre-split shares authorized by 1,775,000 and extend the plan's expiration date to September 30, 2005. This proposal was approved with 18,284,196 shares voted for approval, 4,629,762 against, 56,550 abstaining and broker non-votes of 10,121,536 shares.

The fourth proposal was for an amendment to the Company's 1997 Stock Option Plan for Non-Employee Directors to increase the number of pre-split shares authorized by 140,000 shares. This amendment was also approved with 20,917,082 shares voted for approval, 1,976,249 voted against, 77,177 abstaining and 10,121,536 broker non-votes.

The fifth proposal was to approve the adoption of an Employee Stock Purchase Plan. This proposal was also approved with 22,767,566 shares voted for approval, 152,490 voted against, 50,452 abstaining and 10,121,536 broker non-votes.

The final proposal submitted to the stockholders of the Company was to ratify the selection of KPMG LLP as the Company's independent public accountants for fiscal year 2001. This proposal was approved with 33,033,535 shares voted for ratification, 14,983 voted against and 43,526 abstaining from the vote.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            Exhibit 3.1 Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for fiscal
                         1997).

            Exhibit 3.2 Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for fiscal 1997).

            Exhibit 3.3 Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated byreference to Exhibit 4 to the Registrant's Current Report on
                         Form 8-K filed February 2, 1989).

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

            Exhibit 99.1 Press Release of November 16, 2000 related to
                         December 15, 2000, stock split.

        (b) Reports on Form 8-K

            (1) The registrant filed Form 8-K on December 21, 2000, with respect to the acquisition of Giganet, Inc. reported under Item 5.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 14, 2001

                                             EMULEX CORPORATION


                                           By: /s/ PAUL F. FOLINO
                                               ---------------------------------
                                                   Paul F. Folino
                                                   President and Chief
                                                   Executive Officer


                                            By: /s/ MICHAEL J. ROCKENBACH
                                                --------------------------------
                                                    Michael J. Rockenbach
                                                    Executive Vice President and
                                                    Chief Financial Officer
                                                    (Principal Financial &
                                                    Chief Accounting Officer)

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                        DESCRIPTION
    -------                       -----------
    Exhibit 3.1 Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for fiscal 1997).

    Exhibit 3.2 Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for fiscal 1997).

    Exhibit 3.3 Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated byreference to Exhibit 4 to the Registrant's Current Report on Form 8-K filed February 2,
                 1989).

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

    Exhibit 99.1 Press Release of November 16, 2000 related to December 15,
                 2000, stock split.