Form 10-Q
period 2001-04-01
EMULEX CORP /DE/
filed 2001-05-16
CIK 350917

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

    For the quarterly period ended April 1, 2001

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

As of May 10, 2001, the registrant had 81,698,363 shares of common stock outstanding.

================================================================================

                       EMULEX CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                           PAGE
                                                                           ----
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
           April 1, 2001 and July 2, 2000                                    2

         Condensed Consolidated Statements of Operations
           Three and nine months ended April 1, 2001
           and March 26, 2000                                                3

         Condensed Consolidated Statements of Cash Flows
           Nine months ended April 1, 2001 and March 26, 2000                4

         Notes to Condensed Consolidated Financial Statements                5

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     9

Item 3.  Quantitative and Qualitative Disclosures
           about Market Risk                                                28

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                                 28

Item 2.  Changes in Securities and Use of Proceeds.                         29

Item 5.  Other Information.                                                 29

Item 6.  Exhibits and Reports on Form 8-K.                                  30

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       EMULEX CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)
                                   (unaudited)

                                                            April 1,      July 2,
                                                              2001          2000
                                                           ---------      --------
Assets

Current assets:
  Cash and cash equivalents                                $  41,577      $ 23,471
  Investments                                                156,711       128,234
  Accounts and other receivables, net                         33,782        24,332
  Inventories, net                                            35,937        12,635
  Prepaid expenses                                             3,070         1,021
  Deferred  income taxes                                       1,602           453
                                                           ---------      --------
    Total current assets                                     272,679       190,146

Property and equipment, net                                   16,637         6,927
Investments                                                   27,418        29,293
Goodwill and other intangibles, net                          631,765            --
Deferred income taxes and other assets                         2,313         3,629
                                                           ---------      --------
                                                           $ 950,812      $229,995
                                                           =========      ========
Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                         $  39,285      $ 17,869
  Accrued liabilities                                          9,620         6,355
  Income taxes payable and other current liabilities             311           320
                                                           ---------      --------
    Total current liabilities                                 49,216        24,544

  Other liabilities                                               26            --
                                                           ---------      --------
                                                           $  49,242      $ 24,544

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value; 1,000,000 shares
    authorized (150,000 shares designated as Series A
    Junior Participating Preferred Stock); none issued
    and outstanding                                               --            --
  Common stock, $0.10 par value; 240,000,000 shares
    authorized; 81,435,700 and 72,466,848 issued
    and outstanding at April 1, 2001 and July 2,
    2000, respectively                                         8,144         7,247
  Additional paid-in capital                                 856,221       155,190
  Deferred compensation                                      (13,523)           --
  Retained earnings                                           50,728        43,014
                                                           ---------      --------
    Total stockholders' equity                               901,570       205,451
                                                           ---------      --------
                                                           $ 950,812      $229,995
                                                           =========      ========

See accompanying notes to condensed consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                        Three Months Ended        Nine Months Ended
                                                      ----------------------    ---------------------
                                                      April 1,     March 26,    April 1,    March 26,
                                                        2001         2000         2001        2000
                                                      --------     ---------    --------    ---------
Net revenues                                          $ 60,388      $36,518     $186,919     $99,017
Cost of sales                                           30,391       19,149       91,642      53,058
                                                      --------      -------     --------     -------
          Gross profit                                  29,997       17,369       95,277      45,959
                                                      --------      -------     --------     -------
Operating expenses:
   Engineering and development                           7,725        3,586       17,700      10,735
   Selling and marketing                                 4,662        2,492       11,319       7,270
   General and administrative                            3,414        1,884        8,147       5,121
   Amortization of goodwill and other intangibles       13,150           --       13,150          --
   In-process research and development                  22,280           --       22,280          --
                                                      --------      -------     --------     -------
          Total operating expenses                      51,231        7,962       72,596      23,126
                                                      --------      -------     --------     -------

Operating income (loss)                                (21,234)       9,407       22,681      22,833

Nonoperating income                                      3,667        2,405       11,702       6,276
                                                      --------      -------     --------     -------

Income (loss) before income taxes                      (17,567)      11,812       34,383      29,109

Income tax provision                                     6,928        4,134       26,669       5,864
                                                      --------      -------     --------     -------

Net income (loss)                                     $(24,495)     $ 7,678     $  7,714     $23,245
                                                      ========      =======     ========     =======

Net income (loss) per share:
   Basic                                              $  (0.32)     $  0.11     $   0.10     $  0.33
                                                      ========      =======     ========     =======
   Diluted                                            $  (0.32)     $  0.10     $   0.10     $  0.30
                                                      ========      =======     ========     =======

Number of shares used in per share computations:
   Basic                                                76,565       71,508       74,265      70,298
                                                      ========      =======     ========     =======
   Diluted                                              76,565       76,861       78,769      76,347
                                                      ========      =======     ========     =======

See accompanying notes to condensed consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                          (in thousands) - (unaudited)

                                                              Nine Months Ended
                                                            ----------------------
                                                             April 1,    March 26,
                                                               2001        2000
                                                            ---------    ---------
Cash flows from operating activities:
Net income                                                  $   7,714    $  23,245
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                             2,914        1,154
      Gain on sale of strategic investment                     (1,884)          --
      Stock-based compensation                                    369           --
      Amortization of goodwill and other intangibles           13,150           --
      In-process research and development                      22,280           --
      Loss on disposal of property and equipment                  161           28
      Deferred income taxes                                        --       (5,643)
      Tax benefit from exercise of stock options               26,669       11,232
      Impairment of intangibles                                    --          175
      Provision for doubtful accounts                             318          398

      Changes in assets and liabilities, net of
        effects of business acquired:
          Accounts receivable                                  (9,140)      (8,021)
          Inventories                                         (22,328)      (1,044)
          Prepaid expenses and other assets                      (647)        (640)
          Accounts payable                                     15,914        8,500
          Accrued liabilities                                   1,877        2,975
          Income taxes payable                                    (37)         251
                                                            ---------    ---------
    Net cash provided by operating activities                  57,330       32,610
                                                            ---------    ---------

Cash flows from investing activities:

Net proceeds from sale of property and equipment                   --           30
Additions to property and equipment                            (7,789)      (1,735)
Payments for purchase of Giganet, Inc.,
  net of cash acquired                                        (15,515)          --
Purchases of held to maturity investments                    (387,352)    (474,713)
Maturities of held to maturity investments                    357,150      434,353
Proceeds from sale of strategic investment                      5,484           --
                                                            ---------    ---------
    Net cash used in investing activities                     (48,022)     (42,065)
                                                            ---------    ---------
Cash flows from financing activities:
Principal payments under capital leases                            (1)         (13)
Net proceeds from issuance of common stock
  under stock option plans                                      8,799        3,453
                                                            ---------    ---------
    Net cash provided by financing activities                   8,798        3,440
                                                            ---------    ---------

Net increase (decrease) in cash and cash equivalents           18,106       (6,015)

Cash and cash equivalents at beginning of period               23,471       22,284
                                                            ---------    ---------
Cash and cash equivalents at end of period                  $  41,577    $  16,269
                                                            =========    =========
Supplemental disclosures:
Noncash investing and financing activities:
  Fair value of assets acquired                             $   7,832    $      --
  Fair value of liabilities assumed                             8,121           --
  Common stock issued and options assumed for
    acquired business                                         664,193           --
Cash paid during the period for:
  Interest                                                  $       1    $      15
  Income taxes                                                     36           28

See accompanying notes to condensed consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the financial position as of April 1 2001, and July 2, 2000, and the results of operations for the three and nine months ended April 1, 2001, and March 26, 2000, and the statements of cash flows for the nine months then ended. Certain reclassifications have been made to the condensed consolidated statements of cash flows for the nine months ended March 26, 2000, to conform to the presentation for the nine months ended April 1, 2001. Additionally, all share, per share and related data presented in the condensed consolidated financial statements and footnotes have been retroactively adjusted to reflect all stock splits. Interim results for the three and nine months ended April 1, 2001, are not necessarily indicative of the results that may be expected for the year ending July 1, 2001. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 2000. References to dollar and share amounts are in thousands, except per share data, unless otherwise specified.

2.   Inventories

     Inventories, net, are summarized as follows:

                                      April 1,    July 2,
                                        2001        2000
                                      -------     --------

     Raw materials                    $10,816     $ 1,016
     Finished goods                    25,121      11,619
                                      -------     -------
                                      $35,937     $12,635
                                      =======     =======

3.   Accrued Liabilities

     Components of accrued liabilities are as follows:

                                      April 1,    July 2,
                                        2001       2000
                                      -------     -------

     Payroll and related costs         $4,565     $3,213
     Warranty and related reserves      1,243        998
     Deferred revenue                   1,604        556
     Other                              2,208      1,588
                                       ------     ------
                                       $9,620     $6,355
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

                                                          Three Months Ended       Nine Months Ended
                                                         ---------------------    --------------------
                                                         April 1,    March 26,    April 1,   March 26,
                                                           2001        2000         2001       2000
                                                         --------     -------     -------    ---------
     Numerator:
       Net income (loss)                                 $(24,495)    $ 7,678     $ 7,714     $23,245
                                                         ========     =======     =======     =======

     Denominator:
       Denominator for basic net income per
         share - weighted average shares outstanding       76,565      71,508      74,265      70,298

       Effect of dilutive securities:
         Dilutive options outstanding                          --       5,353       4,504       6,049
                                                         --------     -------     -------     -------
       Denominator for diluted net income per
         share - adjusted weighted average shares          76,565      76,861      78,769      76,347
                                                         ========     =======     =======     =======
     Basic net income (loss) per share                   $  (0.32)    $  0.11     $  0.10     $  0.33
                                                         ========     =======     =======     =======
     Diluted net income (loss) per share                 $  (0.32)    $  0.10     $  0.10     $  0.30
                                                         ========     =======     =======     =======
     Antidilutive options                                   8,540         226       1,255         756
                                                         ========     =======     =======     =======
     Average market price                                $  55.92     $ 70.89     $ 55.84     $ 41.07
                                                         ========     =======     =======     =======

The antidilutive options were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares for the nine months ended April 1, 2001, and for the periods ended March 26, 2000. Furthermore, since the Company had a net loss for the three months ended April 1, 2001, all outstanding options were excluded from the calculation of diluted loss per share, because the effect would have been anti-dilutive.

5.   Common Stock Splits

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

6.   Commitments and Contingencies

     Beginning on or about February 20, 2001, the Company and certain of its officers and directors were named as defendants in securities class action lawsuits filed in the United States District Court, Central District of California. To the Company's knowledge, as of March 16, 2001, approximately seven of these lawsuits have been filed. The Company expects that the cases will be consolidated, and that a consolidated complaint will be filed after the Court appoints a lead plaintiff. The plaintiffs in the actions purport to represent purchasers of the Company's common stock during various periods ranging from January 18, 2001 through February 9, 2001. The complaints allege that the Company and certain of its officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934. As a result of these lawsuits, a number of derivitive cases have been filed in California and Delaware alleging that certain officers and directors breached their fiduciary duties to the Company in connection with the events alleged in the class action lawsuits. The complaints generally seek compensatory damages, costs and attorney's fees in an unspecified amount. The Company believes that the lawsuits are without legal merit and intends to defend them vigorously. However, because the lawsuits are at an early stage, it is not possible to predict whether the Company will incur any liability in connection with such lawsuits. The Company has received inquiries about events giving rise to the lawsuits from the Securities and Exchange Commission and the Nasdaq Stock Market.

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

7.   Business Combination

     On March 1, 2001, the Company completed the acquisition of Giganet, Inc., a privately-held developer of Virtual Interface Internet Protocol networking solutions and a Massachusetts corporation ("Giganet") pursuant to the terms of an Agreement and Plan of Merger, dated December 7, 2000 (as amended by Amendment No. 1 thereto dated February 7, 2001, the "Merger Agreement"), by and among the Company, Giganet, GEMX Network Sub, Inc., a Massachusetts corporation and wholly-owned subsidiary of the Company, and the Stockholder Representatives identified therein. As a result of the merger (the "Merger"), GEMX Network Sub, Inc. merged with and into Giganet and Giganet became a wholly-owned subsidiary of Emulex.

     In connection with the Merger, the Company issued an aggregate of 6,745 shares of Emulex common stock in exchange for all of the outstanding shares of Giganet common stock and preferred stock. Of the total shares issued, 800 shares are held in escrow for a period of one year to secure indemnification obligations of Giganet under the terms of the Merger Agreement. In addition, the Company reserved for issuance an aggregate of approximately 1,250 shares of its common stock for issuance upon exercise of Giganet options and warrants assumed by the Company.

     The Merger has been accounted for under the purchase method of accounting in accordance with Generally Accepted Accounting Principles. The Company recorded a one-time charge for purchased in-process research and development ("IPR&D") expenses of $22,280 related to the acquisition during the three months ended April 1, 2001.

     The Company utilized an independent third-party appraiser to assess and allocate values to the IPR&D. The values assigned to these projects were determined by identifying projects that have economic value but that had not yet reached technological feasibility and that have no alternative future use. These products have not been released to the market as of the date of the Merger, but the features and functionality of the products had been defined.

     The values of these projects were determined using the Income Forecast Method. In applying the Income Forecast Method, the value of the acquired technologies was estimated by discounting to present value, the free cash flows generated by the products with which the technologies are associated, over the remaining economic lives of the technologies. To distinguish between the cash flows attributable to the underlying technology and cash flows attributable to other assets available for generating product revenues, adjustments were made to provide for a fair return to fixed assets, working capital, and other assets that contribute to value. The estimates were based on the following assumptions:

     o The estimated revenues assume average compound annual revenue growth rates of 102% to 316% during fiscal years 2002 through 2008, depending on the product line. Estimated total revenues from the purchased in-process products peak in the year 2007 and decline in 2008 as other new products are expected to be introduced by the Company. These projections are based on management's estimates over the expected remaining economic lives of the technologies. IPR&D value is comprised of three on-going projects. The estimated cost of revenues as a percentage of revenues is expected to range from 50 % to 60%.

     o The discount rates used in the valuation reflect the relative risk of the product lines. For IPR&D projects, the discount rates ranged from 30% to 45%, which was based on the amount and risk of effort remaining to complete the respective development projects.

     The Company believes that the foregoing assumptions used in determining the income forecast associated with the IPR&D products are reasonable. No assurance can be given, however, that the underlying assumptions used to estimate the income forecast, the ultimate revenues and costs on such projects, or the events associated with such projects, will transpire as estimated.

     The total purchase price and allocation among the fair value of tangible and intangible assets and liabilities (including purchased in-process research and development) are summarized as follows:

              Tangible assets                                $ 19,205
              Liabilities                                       8,121
                                                              -------
              Net tangible assets                              11,084

              Identifiable intangible assets:
                 In-process research and development           22,280
                 Completed technology                              20
                 Assembled workforce                            2,680
                 Core technology and patents                   40,600
              Goodwill                                        601,616
              Deferred compensation                            11,624
              Transaction costs                                 1,177
                                                             --------
                                                             $691,081
                                                             ========

     The goodwill and other intangibles will be amortized on a straight-line basis over the following years:

              Completed technology                                  2
              Assembled workforce                                   4
              Core technology and patents                           7
              Goodwill                                              4

     The resulting recurring quarterly charges are expected to approximate or exceed the Company's earnings, potentially generating a net loss for the Company in upcoming quarters.

     The operating results of Giganet have been included in the condensed consolidated statements of operations since the acquisition date, March 1, 2001.

     Following are the summarized unaudited pro forma combined results of operations for the nine months ended April 1, 2001 and March 26, 2000, assuming the acquisition had taken place at the beginning of each of those fiscal years. The unaudited pro forma combined statement of operations for the nine months ended March 26, 2000, were prepared based upon the statement of operations of Emulex for the nine months ended March 26, 2000, and the statement of operations for Giganet for the nine months ended June 30, 2000. The unaudited pro forma results exclude the effects of the IPR&D charge but include the amortization of goodwill and other intangibles, additional interest costs related to a pre-acquisition note receivable from Giganet to Emulex and the amortization of deferred compensation. The unaudited pro forma results are not necessarily indicative of the future operations or operations that would have been reported had the acquisitions been completed when assumed.

                                         Nine Months Ended
                                    -------------------------
                                     April 1,       March 26,
                                       2001            2000
                                    ----------      ---------
     Net revenues                   $  189,192      $ 101,280
                                    ==========      =========
     Net loss                       $  (95,509)     $(107,548)
                                    ==========      =========
     Net loss per share             $    (1.19)     $   (1.40)
                                    ==========      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, the discussions in this Form 10-Q in general may contain certain forward-looking statements. In addition, when used in this Form 10-Q, the words "anticipates," "in the opinion," "believes," "intends," "expects" and similar expressions are intended to identify forward-looking statements. Actual future results could differ materially from those described in the forward-looking statements as a result of factors discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations set forth below, as well as in "Risk Factors" set forth herein, and in the Company's most recently filed Annual Report on Form 10-K. These factors include, but are not limited to, the following: the fact that the Company's markets are characterized by rapidly changing technology, evolving industry standards and frequent introductions of new products and enhancements, and the Company may not be able to respond to such changes on a timely basis; the fact that the storage networking market is at an early stage of development; changes in economic conditions or changes in end-user demand for technology solutions, including the possibility of slower than expected growth in demand for storage networking solutions; possible delays in Original Equipment Manufacturer ("OEM") launching of products enabled to the Company's solutions; the ability of Emulex to effectively integrate Giganet, Inc.'s operations, now known as the Company's Internet Protocol ("IP") Storage Networking Group, into its own; the highly competitive nature of the markets for the Company's products as well as pricing pressures that may result from such competitive conditions; the Company's ability to attract and retain skilled personnel; the Company's reliance on third-party suppliers for components used in the Company's products and on manufacturing subcontractors that assemble and distribute the Company's products; the Company's reliance on certain OEMs, distributors and key customers; the fact that potential acquisitions or strategic investments may be more costly or less profitable than anticipated; and potential fluctuations in the Company's future effective tax rate. The Company cautions the reader, however, that these lists of risk factors may not be exhaustive. The Company expressly disclaims any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances. References contained herein to "Emulex," the "Company," "we," "our" and "us" refer to Emulex Corporation and it subsidiaries.

COMPANY OVERVIEW

Emulex Corporation is a leading supplier and developer of storage and server networking host bus adapters based on both Fibre Channel and IP networking technologies. Storage networks provide data centers with high-speed, scalable, and highly available storage access. Server networks enable the creation of high-performance server clusters for database and transaction processing. The Emulex LightPulse and Giganet product families are based on internally developed Application-Specific Integrated Circuit ("ASIC"), firmware and software technologies, and offer customers high performance, scalability, flexibility and reduced total cost of ownership. The Company's products have been selected by the world's leading server and storage providers, including Compaq, Dell, EMC, Fujitsu-Siemens, Groupe Bull, Hewlett-Packard, Hitachi Data Systems, IBM, NEC, Network Appliance and Unisys. In addition, Emulex includes industry leaders Brocade, INRANGE, Intel, Legato, McDATA, Microsoft and Veritas among its strategic partners. Emulex markets to OEMs and end users through its own worldwide selling organization, as well as its two-tier distribution partners, including ACAL, Avnet, Bell Microproducts, CTC, Info-X, Tech Data, and TidalWire. Over the course of its history, the Company has also designed, developed and marketed traditional networking products such as printer servers and network access products, including communications servers and wide area network ("WAN") adapters. Corporate headquarters are located in Costa Mesa, California. As of April 1, 2001, the Company had a total of 306 employees. References to dollar amounts are in thousands unless otherwise specified.

BUSINESS COMBINATION

On March 1, 2001, the Company completed the acquisition of Giganet, Inc., a privately-held developer of Virtual Interface Internet Protocol networking solutions and a Massachusetts corporation ("Giganet") pursuant to the terms of an Agreement and Plan of Merger, dated December 7, 2000 (as amended by Amendment No. 1 thereto dated February 7, 2001, the "Merger Agreement"), by and among the Company, Giganet, GEMX Network Sub, Inc., a Massachusetts corporation and wholly-owned subsidiary of the Company, and the Stockholder Representatives identified therein. As a result of the merger (the "Merger"), GEMX Network Sub, Inc. merged with and into Giganet and Giganet became a wholly-owned subsidiary of Emulex.

In connection with the Merger, the Company issued an aggregate of 6,745 shares of Emulex common stock in exchange for all of the outstanding shares of Giganet common stock and preferred stock. Of the total shares issued, 800 shares are held in escrow for a period of one year to secure indemnification obligations of Giganet under the terms of the Merger Agreement. In addition, the Company reserved for issuance an aggregate of approximately 1,250 shares of its common stock for issuance upon exercise of Giganet options and warrants assumed by the Company.

The Merger has been accounted for under the purchase method of accounting in accordance with Generally Accepted Accounting Principles. The Company recorded a one-time charge for purchased in-process research and development ("IPR&D") expenses of $22,280 related to the acquisition during the three months ended April 1, 2001.

The Company utilized an independent third-party appraiser to assess and allocate values to the IPR&D. The values assigned to these projects were determined by identifying projects that have economic value but that had not yet reached technological feasibility and that have no alternative future use. These products have not been released to the market as of the date of the Merger, but the features and functionality of the products had been defined.

The values of these projects were determined using the Income Forecast Method. In applying the Income Forecast Method, the value of the acquired technologies was estimated by discounting to present value, the free cash flows generated by the products with which the technologies are associated, over the remaining economic lives of the technologies. To distinguish between the cash flows attributable to the underlying technology and cash flows attributable to other assets available for generating product revenues, adjustments were made to provide for a fair return to fixed assets, working capital, and other assets that contribute to value. The estimates were based on the following assumptions:

     o The estimated revenues assume average compound annual revenue growth rates of 102% to 316% during fiscal years 2002 through 2008, depending on the product line. Estimated total revenues from the purchased in-process products peak in the year 2007 and decline in 2008 as other new products are expected to be introduced by the Company. These projections are based on management's estimates over the expected remaining economic lives of the technologies. IPR&D value is comprised of three on-going projects. The estimated cost of revenues as a percentage of revenues is expected to range from 50 % to 60%.

     o The discount rates used in the valuation reflect the relative risk of the product lines. For IPR&D projects, the discount rates ranged from 30% to 45%, which was based on the amount and risk of effort remaining to complete the respective development projects.

The Company believes that the foregoing assumptions used in determining the income forecast associated with the IPR&D products are reasonable. No assurance can be given, however, that the underlying assumptions used to estimate the income forecast, the ultimate revenues and costs on such projects, or the events associated with such projects, will transpire as estimated.

The total purchase price and allocation among the fair value of tangible and intangible assets and liabilities (including purchased in-process research and development) are summarized as follows:

              Tangible assets                                $ 19,205
              Liabilities                                       8,121
                                                              -------
              Net tangible assets                              11,084

              Identifiable intangible assets:
                 In-process research and development           22,280
                 Completed technology                              20
                 Assembled workforce                            2,680
                 Core technology and patents                   40,600
              Goodwill                                        601,616
              Deferred compensation                            11,624
              Transaction costs                                 1,177
                                                             --------
                                                             $691,081
                                                             ========

The goodwill and other intangibles will be amortized on a straight-line basis over the following years:

              Completed technology                                  2
              Assembled workforce                                   4
              Core technology and patents                           7
              Goodwill                                              4

The resulting recurring quarterly charges are expected to approximate or exceed the Company's earnings, potentially generating a net loss for the Company in upcoming quarters.

The operating results of Giganet have been included in the condensed consolidated statements of operations since the acquisition date, March 1, 2001.

Following are the summarized unaudited pro forma combined results of operations for the nine months ended April 1, 2001 and March 26, 2000, assuming the acquisition had taken place at the beginning of each of those fiscal years. The unaudited pro forma combined statement of operations for the nine months ended March 26, 2000, were prepared based upon the statement of operations of Emulex for the nine months ended March 26, 2000, and the statement of operations for Giganet for the nine months ended June 30, 2000. The unaudited pro forma results exclude the effects of the IPR&D charge but include the amortization of goodwill and other intangibles, additional interest costs related to a pre-acquisition note receivable from Giganet to Emulex and the amortization of deferred compensation. The unaudited pro forma results are not necessarily indicative of the future operations or operations that would have been reported had the acquisitions been completed when assumed.

                                           Nine Months Ended
                                       -------------------------
                                        April 1,       March 26,
                                          2001            2000
                                       ----------      ---------
     Net revenues                      $  189,192      $ 101,280
                                       ==========      =========
     Net loss                          $  (95,509)     $(107,548)
                                       ==========      =========
     Net loss per share                $    (1.19)     $   (1.40)
                                       ==========      =========

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere herein.

                                                            Percentage of                Percentage of
                                                          Net Revenues For              Net Revenues For
                                                       the Three Months Ended        the Nine Months Ended
                                                       -----------------------      -----------------------
                                                       April 1,      March 26,      April 1,      March 26,
                                                         2001           2000          2001          2000
                                                       --------      ---------      --------      ---------
Net revenues                                            100.0%         100.0%        100.0%        100.0%
Cost of sales                                            50.3           52.4          49.0          53.6
                                                        -----          -----         -----         -----
      Gross profit                                       49.7           47.6          51.0          46.4
                                                        -----          -----         -----         -----
Operating expenses:
  Engineering and development                            12.8            9.8           9.5          10.8
  Selling and marketing                                   7.7            6.8           6.1           7.3
  General and administrative                              5.7            5.2           4.4           5.2
  Amortization of goodwill and other intangibles         21.8             --           7.0            --
  In-process research and development                    36.9             --          11.9            --
                                                        -----          -----         -----         -----
      Total operating expenses                           84.9           21.8          38.9          23.3
                                                        -----          -----         -----         -----

Operating income (loss)                                 (35.2)          25.8          12.1          23.1

Nonoperating income                                       6.1            6.5           6.3           6.3
                                                        -----          -----         -----         -----

Income (loss) before income taxes                       (29.1)          32.3          18.4          29.4

Income tax provision                                     11.5           11.3          14.3           5.9
                                                        -----          -----         -----         -----
Net income (loss)                                       (40.6)%         21.0%          4.1%         23.5%
                                                        =====          =====         =====         =====


THREE MONTHS ENDED APRIL 1, 2001, COMPARED TO THREE MONTHS ENDED MARCH 26, 2000

Net Revenues. Net revenues for the three months ended April 1, 2001, were $60,388, an increase of $23,870, or 65 percent, from $36,518 for the three months ended March 26, 2000. Net revenues for the quarter ended April 1, 2001, consisted of $51,005 from sales to OEMs, $9,311 from sales sold through distribution channels and $72 from sales directly to end users. This represents an increase in OEM sales of $26,045, or 104 percent, and an increase in end user sales of $12, or 20 percent, compared to the same relative quarter of the prior fiscal year. These increases in net revenues were partially offset by a decrease in distribution sales of $2,187, or 19 percent, primarily due to some of the Company's larger OEM customers taking less product indirectly through distribution channels for the three months ended April 1, 2001, compared to the same relative quarter of the prior fiscal year.

From a product line perspective, net revenues generated from the Company's Fibre Channel products for the third quarter of fiscal 2001 ended April 1, 2001, were $58,022, or 96 percent of total net revenues. This represents an increase of $27,046, or 87 percent, from the comparable quarter of fiscal 2000. This increase in net revenues from the Company's Fibre Channel products is primarily the result of the increased size of the market for Fibre Channel products and the increased market acceptance of the Company's Fibre Channel products. The Company's net revenues in this emerging market have continued to be generated primarily from OEMs taking product directly and through distribution channels. Net revenues from the Company's traditional networking products for the quarter ended April 1, 2001 were $1,946, or three percent of total net revenues. This represents a decrease of $3,596, or 65 percent, compared to the corresponding quarter of fiscal 2000. This decrease in net revenues from the Company's traditional networking products was principally due to ongoing maturation of these products and a decrease in the Company's focus on these products. The Company issued last time buy notifications to customers for its traditional networking products during the fourth quarter of fiscal 2000. The Company expects its traditional networking products will contribute negligible revenues to succeeding quarters. Net revenues from the Company's IP Storage Networking products were $420, or one percent of total net revenues. The IP Storage Networking revenues were earned from March 1, 2001, the date the Company acquired its IP Storage Networking Group, through April 1, 2001.

Net revenues for the third fiscal quarter ended April 1, 2001, decreased $10,687, or 15 percent, to $60,388 from $71,075 for the second fiscal quarter ended December 30, 2000. This sequential reduction from the previous quarter is primarily due to customer order deferrals into succeeding quarters. The Company believes industry-wide decreases in end-user demand for technology solutions caused these deferrals.

In the three months ended April 1, 2001, direct sales to Compaq accounted for 26 percent, direct sales to IBM accounted for 18 percent, direct sales to Celestica accounted for 11 percent, and direct sales to EMC accounted for 11 percent of the Company's total net revenues. No other customer accounted for more than 10 percent of total net revenues. Additionally, some of the Company's larger OEM customers purchased products through distributors, resellers or other third parties. Total net revenues, including direct sales to the Company's customers and their customer-specific models purchased indirectly through other distribution channels, amounted to 29 percent of the Company's total net revenues for IBM, 26 percent for Compaq and 21 percent for EMC for the three months ended April 1, 2001. For the three months ended March 26, 2000, direct sales to IBM accounted for 16 percent, direct sales to EMC accounted for 15 percent, direct sales to Avnet accounted for 14 percent, direct sales to Compaq accounted for 12 percent and direct sales to Bell Microproducts accounted for 12 percent of the Company's total net revenues. No other customer accounted for more than 10 percent of total net revenues during this period. Total net revenues, including direct sales to the Company's customers and their customer-specific models purchased indirectly through other distribution channels, amounted to 22 percent of the Company's total net revenues for Compaq, 21 percent for IBM, and 21 percent for EMC for the three months ended March 26, 2000. Direct sales to the Company's top five customers accounted for 72 percent of total net revenues for the three months ended April 1, 2001, compared to 68 percent for the comparable period of fiscal 2000.

Domestic net revenues were $34,012, or 56 percent of total net revenues, for the three months ended April 1, 2001, and $24,793, or 68 percent of total net revenues, for the three months ended March 26, 2000. This increase in domestic net revenues of $9,219, or 37 percent, is principally due to the increasing level of Fibre Channel product shipments during the current fiscal year. The increase in Fibre Channel shipments is primarily the result of the increased market acceptance of the Company's Fibre Channel products. International net revenues were $26,376, or 44 percent of total net revenues, for the three months ended April 1, 2001, and $11,725, or 32 percent of total net revenues for the three months ended March 26, 2000. This increase in international net revenues of $14,651, or 125%, is also principally due to the increasing level of Fibre Channel product shipments during the current fiscal year. Although both domestic and international net revenues have increased, international net revenues have become a larger percent of total net revenues due to the increased market acceptance of Fibre Channel products beyond the domestic market in the current fiscal year.

Gross Profit. Cost of products sold included the cost of production of finished products, as well as support costs and other expenses related to inventory management, manufacturing quality and order fulfillment. Also, related to its purchase of Giganet, the Company absorbed approximately one month of its IP Storage Networking Group's cost of products sold, which included $6 of amortized deferred compensation expenses. For the three months ended April 1, 2001, gross profit increased $12,628, or 73 percent, to $29,997 from $17,369 for the comparable quarter of the prior fiscal year. Gross margin increased to 50 percent for the three months ended April 1, 2001, compared to 48 percent in the same relative quarter of fiscal 2000, primarily due to efficiencies of scale and changes in product mix.

Engineering and development. Engineering and development expenses consisted primarily of salaries and related expenses for personnel engaged in the design, development and technical support of the Company's products. These expenses included third-party fees paid to consultants, prototype development expenses and computer services costs related to supporting computer tools used in the design process. Engineering and development expenses were $7,725 and $3,586 for the three months ended April 1, 2001, and March 26, 2000, representing 13 percent and 10 percent of net revenues, respectively. Engineering and development expenses increased by $4,139, or 115 percent, from the third quarter of fiscal 2000 to the third quarter of fiscal 2001 primarily due to the Company's increased Fibre Channel product development. In addition, the Company absorbed approximately one month of its IP Storage Networking Group's engineering and development expenses, which included $215 of amortized deferred compensation expenses. Due to the technical nature of the Company's products, engineering support is a critical part of the Company's strategy during both the development of its products and the support of its customers from product design through deployment into the market. Management intends to continue to make significant investments in the technical support and enhancement of the Company's current products, as well as the continued development of new products. Engineering and development expenses can fluctuate from quarter to quarter depending on several factors, including new product introduction schedules, hiring patterns and depreciation of capital equipment.

Selling and marketing. Selling and marketing expenses consisted primarily of salaries, commissions and related expenses for personnel engaged in the marketing and sales of the Company's products, as well as trade shows, product literature, promotional support costs and other advertising related costs. Selling and marketing expenses were $4,662 and $2,492 for the three months ended April 1, 2001, and March 26, 2000, representing eight and seven percent of net revenues, respectively. Selling and marketing expenses for the third quarter of fiscal 2001 increased by $2,170, or 87 percent, from the comparable period of fiscal 2000. This increase was primarily due to increased salaries and commissions associated with additional employees and higher revenues, and increased promotion and advertising costs. In addition, the Company absorbed approximately one month of its IP Storage Networking Group's selling and marketing expenses, which included $123 of amortized deferred compensation expenses.

General and administrative. General and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees and other associated corporate expenses. General and administrative expenses were $3,414 and $1,884 for the three months ended April 1, 2001, and March 26, 2000, representing six and five percent of net revenues, respectively. General and administrative expenses increased by $1,530 or 81 percent, for the third quarter of fiscal 2001 compared to the equivalent quarter of fiscal 2000 primarily due to additional employees and higher compensation associated with higher revenues. Additionally, the Company absorbed approximately one month of its IP Storage Networking Group's general and administrative expenses, which included $25 of amortized deferred compensation expenses.

Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles included the amortization of goodwill and other purchased intangible assets that related to the purchase of Giganet, completed during the three months ended April 1, 2001. The amortization of goodwill and other intangibles was $13,150 for the three months ended April 1, 2001, representing 22 percent of net revenues. No amortization of goodwill and other intangibles was incurred for the three months ended March 26, 2000. Currently, the Company expects to incur approximately $40 million per quarter of additional amortization of goodwill and other intangibles in future periods as a result of this purchase transaction. Under current Generally Accepted Accounting Principles, the goodwill and other intangibles are being amortized over periods of two to seven years and the resulting recurring quarterly charges are expected to approximate or exceed the Company's current level of pretax earnings, potentially generating a net loss for the Company in upcoming quarters.

In-process research and development. In-process research and development expense relates to the purchase of Giganet, completed during the three months ended April 1, 2001. The in-process research and development expense was $22,280 for the three months ended April 1, 2001, representing 37 percent of net revenues. No in-process research and development expenses were incurred for the three months ended March 26, 2000.

Nonoperating Income. Nonoperating income consisted primarily of interest income. The Company's nonoperating income increased $1,262 to $3,667 for the three months ended April 1, 2001 compared to $2,405 for the comparable quarter of fiscal 2000. This increase in nonoperating income is primarily due to an increase in interest income associated with the investments of the funds the Company received from the secondary offering of common stock completed during the fourth quarter of fiscal 1999, as well as cash generated from operations. Additionally, interest income for the three months ended April 1, 2001, included $690 of interest income related to a pre-acquisition note receivable from Giganet.

Income Taxes. For the quarter ended April 1, 2001, the Company recorded a tax provision in the amount of $6,928. The tax provision is calculated using the loss before income taxes and adding back the permanent differences, including but not limited to, amortization of goodwill and other intangibles and the in-process research and development charge multiplied by the effective tax rate of 38 percent. For the quarter ended March 26, 2000, the Company recorded a tax provision in the amount of $4,134.

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

NINE MONTHS ENDED APRIL 1, 2001, COMPARED TO NINE MONTHS ENDED MARCH 26, 2000

Net Revenues. Net revenues for the nine months ended April 1, 2001, were $186,919, an increase of $87,902, or 89 percent, from $99,017 for the nine months ended March 26, 2000. Net revenues for the nine months ended April 1, 2001, consisted of $155,934 from sales to OEMs, $30,547 from sales sold through distribution channels and $438 from sales directly to end users. This represents an increase in OEM sales of $84,220, or 117 percent, and an increase in distribution sales of $3,554, or 13 percent, and an increase in end-user sales of $128, or 41 percent, compared to the same relative period of the prior fiscal year.

From a product line perspective, net revenues generated from the Company's Fibre Channel products for the first nine months of fiscal 2001 ended April 1, 2001, were $177,130, or 95 percent of total net revenues. This represents an increase of $96,231, or 119 percent, from the comparable period of fiscal 2000. This increase in net revenues from the Company's Fibre Channel products is primarily the result of the increased size of the market for Fibre Channel products and the increased market acceptance of the Company's Fibre Channel products. The Company's net revenues in this emerging market have continued to be generated from OEMs taking product directly and through distribution channels. Net revenues from the Company's traditional networking products for the first nine months of fiscal 2001 ended April 1, 2001, were $9,369, or five percent of net revenues. This represents a decrease of $8,749, or 48 percent, compared to the corresponding period of fiscal 2000. This decrease in net revenues from the Company's traditional networking products was principally due to the ongoing maturation of these products and a decrease in the Company's focus on these products. The Company expects that its traditional networking products will contribute negligible revenues to succeeding quarters. Net revenues from the Company's IP Storage Networking products were $420, or less than one percent of total net revenues for the nine months ended April 1, 2001.

In the nine months ended April 1, 2001, direct sales to Compaq accounted for 27 percent, direct sales to IBM accounted for 18 percent, direct sales to EMC accounted for 13 percent, and direct sales to Celestica accounted for 10 percent of the Company's total net revenues. No other customer accounted for more than 10 percent of total net revenues. Additionally, some of the Company's larger OEM customers purchased products indirectly through distributors, resellers or other third parties. Total net revenues, including direct sales to the Company's customers and their customer-specific models purchased indirectly through other distribution channels, amounted to 28 percent of the Company's total net revenues for IBM, 27 percent for Compaq and 21 percent for EMC for the nine months ended April 1, 2001. For the nine months ended March 26, 2000, direct sales to Compaq accounted for 20 percent, direct sales to EMC accounted for 17 percent, direct sales to IBM accounted for 15 percent, and direct sales to Avnet accounted for 13 percent of the Company's total net revenues. No other customer accounted for more than 10 percent of total net revenues during this period. Total net revenues, including direct sales to the Company's customers and their customer-specific models purchased indirectly through other distribution channels, amounted to 24 percent of the Company's total net revenues for Compaq, 21 percent for EMC, and 17 percent for IBM for the nine months ended March 26, 2000. Direct sales to the Company's top five customers accounted for 72 percent of total net revenues for the nine months ended April 1, 2001, compared to 73 percent for the comparable period of fiscal 2000.

Domestic net revenues were $115,176, or 62 percent of total net revenues, for the nine months ended April 1, 2001, and $69,195, or 70 percent of total net revenues, for the nine months ended March 26, 2000. This increase in domestic net revenues of $45,981, or 66 percent, is principally due to the increasing level of Fibre Channel product shipments during the current fiscal year. The increase in Fibre Channel shipments is primarily the result of the increased market acceptance of the Company's Fibre Channel products. International net revenues were $71,743, or 38 percent of total net revenues, for the nine months ended April 1, 2001, and $29,822, or 30 percent of total net revenues, for the nine months ended March 26, 2000. This increase in international net revenues of $41,921, or 141%, is also principally due to the increasing level of Fibre Channel product shipments during the current fiscal year. Although both domestic and international net revenues have increased, international net revenues have become a larger percent of total net revenues due to the increased market acceptance of Fibre Channel products beyond the domestic market in the current fiscal year.

Gross Profit. For the nine months ended April 1, 2001, gross profit increased $49,318, or 107 percent, to $95,277 from $45,959 for the comparable nine months of fiscal 2000. Gross margin increased to 51 percent for the nine months ended April 1, 2001 compared to 46 percent for the same relative period of fiscal 2000 primarily due to efficiencies of scale and changes in product mix. Also, related to its purchase of Giganet, the Company absorbed approximately one month of its IP Storage Networking Group's cost of products sold, which included $6 of amortized deferred compensation expense.

Engineering and development. Engineering and development expenses were $17,700 and $10,735 for the nine months ended April 1, 2001, and March 26, 2000, representing 10 percent and 11 percent of net revenues, respectively. Engineering and development expenses increased by $6,965, or 65 percent, for the first nine months of fiscal 2001 compared to the first nine months of fiscal 2000 primarily due to the Company's increased investment in its Fibre Channel product development. In addition, the Company absorbed approximately one month of its IP Storage Networking Group's engineering and development expenses, which included $215 of amortized deferred compensation expenses. Even though the Company has continued to increase its investment in Fibre Channel product development, it has not increased as quickly as revenue has expanded. Consequently, engineering and development has decreased as a percentage of net revenues. Due to the technical nature of the Company's products, engineering support is a critical part of the Company's strategy during both the development of its products and the support of its customers from product design through deployment into the market. Management intends to continue to make significant investments in the technical support and enhancement of the Company's current products, as well as the continued development of new products.

Selling and marketing. Selling and marketing expenses were $11,319 and $7,270 for the nine months ended April 1, 2001, and March 26, 2000, representing six percent and seven percent of net revenues, respectively. Selling and marketing expenses for the first nine months of fiscal 2001 increased by $4,049, or 56 percent, from the comparable period of fiscal 2000. This increase was primarily due to increased salaries and commissions associated with additional employees and higher revenues, and increased promotion and advertising costs. In addition, the Company absorbed approximately one month of its IP Storage Networking Group's selling and marketing expenses, which included $123 of amortized deferred compensation expenses. However, as a portion of the selling and marketing expenses is fixed, these expenses have not expanded at the same rate as the Company's net revenues. Consequently, as a percentage of net revenues, selling and marketing expenses have decreased.

General and administrative. General and administrative expenses were $8,147 and $5,121 for the nine months ended April 1, 2001, and March 26, 2000, representing four percent and five percent of net revenues, respectively. General and administrative expenses increased by $3,026, or 59 percent, for the first nine months of fiscal 2001 compared to the equivalent period of fiscal 2000, primarily due to higher compensation associated with additional employees and higher revenues. In addition, the Company absorbed approximately one month of its IP Storage Networking Group's general and administrative expenses, which included $25 of amortized deferred compensation expenses. Similar to selling and marketing expenses, these expenses have not expanded at the same rate as the Company's net revenues. Consequently, as a percentage of net revenues, general and administrative expenses have decreased slightly.

Amortization of goodwill and other intangibles. The amortization of goodwill and other intangibles that related to the Company's purchase of Giganet was $13,150 for the nine months ended April 1, 2001, representing seven percent of net revenues. No amortization of goodwill and other intangibles was incurred for the nine months ended March 26, 2000. Currently, the Company expects to incur approximately $40 million per quarter of additional amortization of goodwill and other intangibles in future periods as a result of this purchase transaction. Under current Generally Accepted Accounting Principles, the goodwill and other intangibles are being amortized over periods of two to seven years and the resulting recurring quarterly charges are expected to approximate or exceed the Company's current level of pretax earnings, potentially generating a net loss for the Company in upcoming quarters.

In-process research and development. The in-process research and development expense that related to the purchase of Giganet was $22,280 for the nine months ended April 1, 2001, representing 12 percent of net revenues. No in-process research and development expenses were incurred for the nine months ended March 26, 2000.

Nonoperating Income. The Company's nonoperating income increased $5,426 to $11,702 for the first nine months of fiscal 2001 compared to $6,276 for the first nine months of fiscal 2000. This increase in nonoperating income is primarily due to an increase in interest income associated with the investments of the funds the Company received from the secondary offering of common stock completed during the fourth quarter of fiscal 1999, as well as cash generated from operations. Additionally, for the nine months ended April 1, 2001, interest income included $690 related to a pre-acquisition note receivable from Giganet and the Company recognized a one-time gain of $1,884 from the sale of a strategic investment.

Income Taxes. For the nine months ended April 1, 2001, the Company recorded a tax provision in the amount of $26,669. The tax provision is calculated using the loss before income taxes and adding back the permanent differences, including but not limited to, amortization of goodwill and other intangibles and the in-process research and development charge multiplied by the effective tax rate of 38 percent. For the nine months ended March 26, 2000, the Company recorded a tax provision in the amount of $5,864.

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

LIQUIDITY AND CAPITAL RESOURCES

At April 1, 2001, the Company had $223,463 in working capital, and $225,706 in cash and cash equivalents, current investments and long-term investments. At July 2, 2000, the Company had $165,602 in working capital, and $180,998 in cash and cash equivalents, current investments and long-term investments. The Company's cash and cash equivalents increased by $18,106 during the first nine months of fiscal 2001 from $23,471 as of July 2, 2000, to $41,577 as of April 1, 2001. This increase in cash and cash equivalents was due to the Company's operating activities and financing activities, which provided $57,330 and $8,798 of cash and cash equivalents, respectively. The cash provided by operating and financing activities was partially offset by investing activities, which used $48,022 of cash and cash equivalents.

Operating activities provided $57,330 of cash and cash equivalents for the nine months ended April 1, 2001. This increase in cash and cash equivalents was primarily due to the Company's net income adjusted for the amortization of goodwill and other intangibles and in-process research and development expense, an increase in accounts payable, and the tax benefit from the exercise of stock options, offset by increases in accounts receivable and inventories, as well as changes in other working capital balances. Operating activities provided $32,610 of cash and cash equivalents for the nine months ended March 26, 2000. This increase in cash and cash equivalents was primarily due to the Company's net income and the tax benefit from the exercise of stock options as well as changes in other working capital balances.

Investing activities, including purchases of investments of $387,352, maturities of investments of $357,150, acquisitions of property and equipment of $7,789 and payments for the purchase of Giganet, Inc., net of cash acquired, of $15,515, used $48,022 of cash and cash equivalents during the nine months ended April 1, 2001. For the same relative period of fiscal 2000, investing activities, which primarily included purchases of investments of $474,713, maturities of investments of $434,353 and the acquisition of property and equipment of $1,735, used $42,065 of cash and cash equivalents.

Net financing activities, which were primarily limited to proceeds from the exercise of stock options, provided $8,798 of cash and cash equivalents during the nine months ended April 1, 2001 compared to providing $3,440 of cash and cash equivalents in the same relative period of fiscal 2000. Financing activities also included principal payments under capital leases.

As part of the Company's continued investment in storage networking product development, including Fibre Channel and its recently acquired IP Storage Networking Group, the Company expects to increase its capital expenditures, most notably for additional engineering equipment, expansion of its Colorado engineering facility and enhancement of the Company's global IT infrastructure. The Company believes that its existing cash balances, facilities and equipment leases, investments and anticipated cash flows from operating activities will be sufficient to support its working capital needs and capital expenditure requirements for at least the next 12 months.

RISK FACTORS

OUR BUSINESS DEPENDS UPON THE CONTINUED DEVELOPMENT OF THE STORAGE NETWORKING MARKET, AND OUR REVENUES WILL BE LIMITED IF SUCH DEVELOPMENT DOES NOT OCCUR OR OCCURS MORE SLOWLY THAN WE ANTICIPATE.

The size of our potential market is dependent upon the broad acceptance of our storage networking technologies as alternatives to other technologies traditionally utilized for network and storage communications. The storage networking market, while rapidly evolving and attracting an increasing number of market participants, is still at an early stage of deployment. We believe the storage networking market will continue to expand and that our investment in the storage networking market represents our greatest opportunity for revenue growth and profitability in the future. However, we cannot be certain that storage networking products will gain broader market acceptance or that customers will choose our technology and products. Among our storage networking products, Fibre Channel products accounted for 95 percent and IP Storage Networking products accounted for less than one percent of total net revenues for the nine months ended April 1, 2001. If the storage networking market fails to develop, develops more slowly than anticipated, attracts more competitors than we expect (as discussed below), or if our products do not achieve market acceptance, our business, results of operations and financial condition would be materially adversely affected.

Alternative existing technologies such as Small Computer Systems Interface ("SCSI") compete with our Fibre Channel and IP Storage Networking technologies for customers. Some SCSI technology companies already have well-established relationships with our current and potential customers, have extensive knowledge of the markets we serve and have better name recognition and more extensive development, sales and marketing resources than we have. Our success also depends both on our own ability and on the ability of our OEM customers to develop storage networking solutions that are competitive with legacy technologies. However, ultimately, our business depends upon our ability, along with the ability of our OEM customers, to convince end users to adopt storage networking technology.

While we have secured numerous design wins for our storage networking products from OEM customers, several of these customers are still at the early stages of incorporating our storage networking products throughout their product offerings. If our customers are unable to or otherwise do not ship systems that incorporate our products, or if their shipped systems are not commercially successful, our business, results of operations and financial condition would be materially adversely affected.

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

     o Component shortages experienced by us, or reduced demand from our customers if our customers are unable to acquire the components used in conjunction with our products in their deployments;

     o  The market acceptance of our new products;

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

     o  Increases in interest rates;

     o  Changes in the mix of sales channels;

     o  The level of international sales;

     o  Seasonality;

     o  Personnel changes;

     o  Changes in customer budgeting and spending;

     o  Foreign currency exchange rates;

     o Difficulties with the implementation of a new Enterprise Resource Planning (ERP) System; and

     o  General economic conditions.

As a result of these and other factors, our business, results of operations and financial condition could be materially adversely affected.

There are other factors that contribute to the variability of our sales as well. Historically, we have generally shipped products quickly after we receive orders, meaning that we do not always have a significant backlog of unfilled orders. As a result, our revenues in a given quarter may depend substantially on orders booked in that quarter. Alternatively, orders already in backlog may be deferred or cancelled. As of April 1, 2001, we had $55,743 of total backlog (orders scheduled to ship within 180 days), of which $55,567 was for Fibre Channel products. These amounts are not necessarily indicative of the results that may be expected for any future quarter or the fiscal year ending July 1, 2001. Also, we have typically generated a large percentage of our quarterly revenues in the last month of the quarter. Additionally, individual OEM customer purchases can vary significantly from quarter to quarter.

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

WE HAVE EXPERIENCED LOSSES IN OUR HISTORY.

We have experienced losses in our history, most recently a net loss of $24,495 for the three months ended April 1, 2001 and a net loss of $10,838 for the fiscal year ended June 28, 1998. The net loss for the three months ended April 1, 2001, included $22,280 of in-process research and development expenses and $13,150 of amortization of intangible assets that were related to the acquisition of Giganet, Inc. The net loss for the fiscal year ended June 28, 1998 included $12,545 of consolidation charges related to the closure of our Puerto Rico manufacturing operations and selected sales offices. While we have generated net income for 16 of the last 18 quarters through the quarter ended April 1, 2001, we cannot be certain that revenues will remain at current levels or improve or that we will be profitable at such revenue levels.

THE LOSS OF ONE OR MORE CUSTOMERS COULD HARM OUR REVENUES.

For the nine months ended April 1, 2001, direct sales to Compaq represented 27 percent of our net revenues. Additionally, direct sales to IBM were 18 percent, and direct sales to EMC were 13 percent of our total net revenues. Also, some of our larger OEM customers purchased our products indirectly through distributors, resellers or other third parties. Total net revenues, including direct sales to our customers and their customer-specific models purchased indirectly through other distribution channels, amounted to 28 percent of our total net revenues for IBM, 27 percent for Compaq, and 21 percent for EMC for the nine months ended April 1, 2001. For the comparable period in fiscal 2000, direct sales to Compaq were 20 percent, direct sales to EMC accounted for 17 percent, direct sales to IBM represented 15 percent, and direct sales to Avnet accounted for 13 percent of our total net revenues. Total net revenues, including direct sales to our customers and their customer specific models purchased indirectly through other distribution channels, amounted to 24 percent of our total net revenues for Compaq, 21 percent for EMC, and 17 percent for IBM for the nine months ended April 1, 2001. Direct sales to our top five customers accounted for 72 percent of total net revenues for the nine months ended April 1, 2001, and 73 percent of total net revenues for the comparable period in fiscal 2000. Although we have attempted to expand our base of customers, we believe our revenues in the future will continue to be similarly derived from a limited number of customers, especially given the consolidation the industry has recently experienced.

THE FAILURE OF ONE OR MORE OF OUR SIGNIFICANT CUSTOMERS TO MAKE PAYMENTS COULD ADVERSELY AFFECT OUR BUSINESS.

We are also subject to credit risk associated with the concentration of our accounts receivable from our customers. Although our days sales outstanding, or DSOs, were 41 days at April 1, 2001, there can be no assurance they will remain at this level. If we were to lose one of our current significant customers or did not receive their payments due to us, we could experience a material adverse effect on our business, results of operations and financial condition.

THE LOSS OF ONE OR MORE OF OUR OEM OR DISTRIBUTOR CUSTOMERS COULD ADVERSELY AFFECT OUR BUSINESS.

We rely almost exclusively on OEMs and sales through distribution channels for our revenue. For the nine months ended April 1, 2001, we derived approximately 84 percent of our net revenues from OEMs and 16 percent from sales through distribution. For the comparable period in fiscal 2000, we derived approximately 72 percent of our net revenues from OEMs and 27 percent from distribution sales. We cannot be certain that we will retain our current OEM and distributor customers or that we will be able to recruit additional or replacement customers. As is common in an emerging technology industry, our agreements with OEMs and distributors are typically non-exclusive, have no volume commitments, and often may be terminated by either party without cause. Indeed, many of our OEM and distributor customers carry or utilize competing product lines. If we were to suddenly lose one or more important OEM or distributor customers to a competitor, our business, results of operations and financial condition could be materially adversely affected.

A SIGNIFICANT DECREASE OR DELAY IN ORDERS FROM ONE OR MORE OF OUR CUSTOMERS COULD ADVERSELY AFFECT OUR BUSINESS.

During the three months ended April 1, 2001, we experienced a downturn in Fibre Channel host bus adapter demand first evidenced by order deferrals disclosed by us in early February 2001. As of April 1, 2001, we had $55,743 total backlog compared to $80,640 of total backlog as of December 31, 2000. In the event such deferrals continue or accelerate, our business, results of operations and financial condition could be materially adversely affected.

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

OUR INDUSTRY IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE, AND WE MUST KEEP PACE WITH THE CHANGES TO SUCCESSFULLY COMPETE.

The markets for our products are characterized by rapidly changing technology, evolving industry standards and the frequent introduction of new products and enhancements. Our future success depends in a large part on our ability to enhance our existing products and to introduce new products on a timely basis to meet changes in customer preferences and evolving industry standards. Currently, proposed new technologies such as Infiniband, iSCSI, PCI-X, SCSI over IP ("SOIP") and Virtual Interface ("VI") are still in the early development stages and it is impossible to know what the end technology will provide. We cannot be certain that we will be successful in developing, manufacturing and marketing new products or product enhancements that respond to such changes in a timely manner and achieve market acceptance. We also cannot be certain that we will be able to develop the underlying core technologies necessary to create new products and enhancements, or that we will be able to license the core technologies from third parties.

A key element of our business strategy is to develop multiple ASICs in order to increase system performance and reduce manufacturing costs, thereby enhancing the price/performance of our storage networking products. We cannot be certain that we will be successful at developing and incorporating ASICs effectively and in a timely manner. Furthermore, as our customers migrate from one platform to the enhanced price/performance of the next platform, we may experience reduced revenue, gross profit and gross margin levels associated with lower average selling prices and higher relative product costs associated with improved performance. Additionally, changes in technology and consumer preference could potentially render our current products uncompetitive or obsolete. If we are unable, for technological or other reasons, to develop new products or enhance existing products in a timely and cost-effective manner in response to technological and market changes, our business, results of operations and financial condition would be materially adversely affected.

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

OUR MARKETS ARE HIGHLY COMPETITIVE.

The markets for our products are highly competitive and are characterized by rapid technological advances, price erosion, frequent new product introductions and evolving industry standards. Our current and potential competition consists of major domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources than we have. We also expect that an increasing number of companies will enter the markets for our storage networking products. Furthermore, larger companies in other related industries may develop or acquire technologies and apply their significant resources, such as distribution channels and brand recognition, to acquire significant market share. Emerging companies attempting to obtain a share of the existing markets act as potential competition as well. Additionally, our competitors continue to introduce products with improved price/performance characteristics, and we will have to do the same to remain competitive. Increased competition could result in significant price competition, reduced revenues, lower profit margins or loss of market share, any of which would have a material adverse effect on our business, results of operations and financial condition. In the storage networking market, we compete primarily against Adaptec, Alacritech, Agilent, Intel, JNI, LSI Logic, QLogic and, to a lesser extent, several smaller companies. We cannot be certain that we will be able to compete successfully against either current or potential competitors in the future.

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

A DECREASE IN THE AVERAGE UNIT SELLING PRICES OF OUR FIBRE CHANNEL PRODUCTS COULD ADVERSELY AFFECT OUR BUSINESS.

Since we first introduced our first Fibre Channel products, we have experienced downward pressure on their average unit selling prices. To the extent that average unit selling prices of our Fibre Channel products decrease without a corresponding decrease in the costs of such products, our gross margins and financial performance could be materially adversely affected.

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

Because we outsource the production of our products to contract manufacturers, K*TEC Electronics and Manufacturers Services LTD ("MSL"), we only manage the supply of a small number of our product components. K*TEC Electronics manufactures for us within the United States, while MSL manufactures for us in both the United States and in Europe at their Global Manufacturing Services production facility in Valencia, Spain. Currently, we rely upon

K*TEC Electronics and MSL to complete the majority of the component purchases for our products. Consequently, we cannot be certain that the necessary components will be available to meet our future requirements at favorable prices, if at all. Moreover, because we rely upon K*TEC Electronics and MSL to manufacture, store and ship our products, if K*TEC Electronics or MSL is unable or unwilling to complete production runs for us in the future, or experiences any significant delays in completing production runs or shipping product, the manufacturing and sale of our products would be temporarily suspended. An interruption in supply of our products and the cost of qualifying and shifting production to an alternative manufacturing facility would have a material adverse effect on our business, results of operations and financial condition.

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

THE LOSS OF KEY TECHNICAL PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS.

Our success depends to a significant degree upon the performance and continued service of engineers involved in the development of our storage networking technologies and technical support of our storage networking products and customers. Our future success depends upon our ability to attract, train and retain such personnel. We will need to increase the number of technical staff members with experience in high-speed networking applications as we further develop our storage networking product lines. Competition for such highly skilled employees in our local community as well as our industry is intense, and we cannot be certain that we will be successful in recruiting and retaining such personnel. In addition, employees may leave our company and subsequently compete against us. If we are unable to attract new technical employees, or are unable to retain our current key technical employees, our business, results of operations and financial condition could be materially adversely affected.

OUR INTERNATIONAL BUSINESS ACTIVITIES SUBJECT US TO RISKS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

For the nine months ended April 1, 2001, sales in the United States accounted for 62 percent of our total net revenues, sales in Europe accounted for 34 percent of our total net revenues, and sales in the Pacific Rim countries accounted for four percent of our total net revenues. During the comparable nine months in fiscal 2000, sales in the United States accounted for 70 percent of total net revenues, sales in Europe accounted for 26 percent of our total net revenues, and sales in the Pacific Rim countries accounted for four percent of our total net revenues. We expect that sales in the United States and Europe will continue to account for the substantial majority of our net revenues for the foreseeable future. All of our sales are currently denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. Additionally, some of our products are produced at Global Manufacturing Services, a MSL production facility in Valencia, Spain.

We encounter risks inherent in international operations. Our international business activities could be limited or disrupted by any of the following factors:

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

     o Changes in the value of local currencies relative to our functional currency;

     o  Trade restrictions;

     o  Changes in tariffs; and

     o  General economic and social conditions within foreign countries.

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

In addition to the risks related to our merger with Giganet, Inc., we may pursue additional acquisitions or strategic investments that could provide new technologies, products or service offerings. Future acquisitions or strategic investments may involve the use of significant amounts of cash, potentially dilutive issuances of equity or equity-linked securities, incurrence of debt and amortization of expenses related to goodwill and other intangible assets. Moreover, to the extent that any proposed acquisition or strategic investment is not favorably received by stockholders, analysts and others in the investment community, the price of our common stock could be adversely affected. In addition, acquisitions or strategic investments involve numerous risks, including:

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

OUR STOCK PRICE IS VOLATILE, WHICH HAS AND MAY RESULT IN LAWSUITS AGAINST US AND OUR OFFICERS AND DIRECTORS.

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

In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. In this regard, we and certain of our officers and directors have been named as defendants in securities class action lawsuits filed in the United States District Court, Central District of California. Such lawsuits allege that we and certain of our officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934. As a result of these lawsuits, a number of derivitive cases have been filed in California and Delaware alleging that certain of officers and directors breached their fiduciary duties to the Company in connection with the events alleged in the class action lawsuits. The complaints generally seek compensatory damages, costs and attorney's fees in an unspecified amount. Such litigation could result in substantial costs to us and a diversion of our management's attention and resources. While we believe that the lawsuits are without legal merit and intend to defend them vigorously, because the lawsuits are at an early stage, it is not possible to predict whether we will incur any material liability in connection with such lawsuits.

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

ALTHOUGH WE EXPECT THAT OUR MERGER WITH GIGANET WILL RESULT IN BENEFITS, THOSE BENEFITS MAY NOT BE REALIZED AND OUR STOCK PRICE MAY DECLINE AS A RESULT.

On March 1, 2001, we completed our merger with Giganet, Inc. Achieving the benefits of the merger will depend in part on our ability to integrate the technology, operations and personnel of the two companies in a timely and efficient manner so as to minimize the risk that the merger will result in the loss of customers or key employees. Integrating Emulex and Giganet will be a complex, time consuming and expensive process and may disrupt Emulex's and Giganet's business if not completed in a timely and efficient manner.

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

THE PURCHASE ACCOUNTING TREATMENT OF THE MERGER OF GIGANET RESULTED IN A SIZABLE ONE-TIME IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE, AND IN SIZABLE RECURRING AMORTIZATION CHARGES FOR ACQUISITION-RELATED INTANGIBLES AND OTHER ITEMS, WHICH WILL LIKELY GENERATE NET LOSSES FOR US AFTER THE COMPLETION OF THE MERGER.

We incurred a one-time writedown of $22,280 for in-process research and development upon the close of the merger, which negatively impacted our results of operations for the three months ended April 1, 2001. In addition, we expect to incur recurring merger-related expenses associated with the amortization of goodwill and other intangibles, as well as noncash compensation charges arising out of Giganet options assumed by the Company. The valuation of the merger was $691 million, a valuation that resulted in $645 million of goodwill and other intangibles related to the merger. We are amortizing these intangibles over periods of two to seven years, and the resulting recurring quarterly charges are expected to approximate or exceed our current level of pretax earnings, potentially generating a net loss for us in upcoming quarters.

COMPETITORS OF EMULEX AND GIGANET MAY INCREASE THEIR COMPETITIVE PRESSURES ON THE INTEGRATED BUSINESSES, OR MAKE ANNOUNCEMENTS CHALLENGING THE EXPECTED BENEFITS OF THE MERGER, CAUSING OUR STOCK PRICE TO DECLINE.

As integrated businesses, Emulex and Giganet will face the combined competitive pressure from existing competitors of both companies. Some of these competitors may see the integrated businesses as a new threat and exert greater competitive pressures than either company currently faced previously. Some competitors may join together, through agreements or acquisitions, to face the challenge or perceived challenge that the merger presents. If we are not able to adequately respond to this increased competition, the companies' integrated businesses, financial conditions and operating results would be adversely affected.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

At April 1, 2001, the Company's investment portfolio consisted of fixed income securities, excluding those classified as cash equivalents, of $184,129. The Company has the positive intent and ability to hold these securities to maturity. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10 percent from the levels existing as of April 1, 2001, the decline in the fair market value of the portfolio would not be material to the Company's financial position, results of operations and cash flows.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Beginning on or about February 20, 2001, the Company and certain of its officers and directors were named as defendants in securities class action lawsuits filed in the United States District Court, Central District of California. To the Company's knowledge, as of March 16, 2001, approximately seven of these lawsuits have been filed. The Company expects that the cases will be consolidated, and that a consolidated complaint will be filed after the Court appoints a lead plaintiff. The plaintiffs in the actions purport to represent purchasers of our common stock during various periods ranging from January 18, 2001 through February 9, 2001. The complaints allege that the Company and certain of its officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints generally seek compensatory damages, costs and attorney's fees in an unspecified amount. As a result of these lawsuits, a number of derivitive cases have been filed in California and Delaware alleging that certain officers and directors breached their fiduciary duties to the Company in connection with the events alleged in the class action lawsuits. We believe that the lawsuits are without legal merit and intend to defend them vigorously. However, because the lawsuits are at an early stage, it is not possible to predict whether the Company will incur any liability in connection with such lawsuits. The Company has received inquiries about the events giving rise to the lawsuits from the Securities and Exchange Commission and the Nasdaq Stock Market.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On March 1, 2001, in connection with its acquisition of Giganet, Inc., the Company issued 6,744,638 shares of Emulex common stock in exchange for all of the outstanding shares of Giganet common stock and preferred stock. Of the total shared issued, 800,000 shares are held in escrow for a period of one year to secure indemnification obligations of Giganet under the terms of the Merger Agreement. In addition, the Company reserved for issuance an aggregate of approximately 1,250,000 shares of its common stock for issuance upon exercise of Giganet options assumed by the Company.

ITEM 5.  OTHER INFORMATION.

On March 2, 2001, Cornelius A. Ferris was appointed to the Registrant's Board of Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

    Exhibit 2.1 Agreement and Plan of Merger, as amended, relating to the acquisition of Giganet, Inc. by the Registrant (incorporated by reference to Exhibit 2.1 and 2.2 to the Registrant's Current Reports on Form 8-K filed on December 21, 2000 and March 14, 2001, respectively).

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

    Exhibit 3.4 Certificate of Amendment of Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

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

    Exhibit 10.1 Giganet, Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8, filed March 2, 2001).

    Exhibit 10.2 Emulex Corporation Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8, filed December 28, 2000).

    Exhibit 10.3 Emulex Corporation 1997 Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit
                   99.2 to the Registrant's Registration Statement on Form S-8, filed December 28, 2000).

    Exhibit 10.4 Emulex Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.3 to the Registrant's Registration Statement on Form S-8, filed December 28, 2000).

    Exhibit 10.5   Consulting agreement dated December 7, 2000 between Cornelius
                   A. Ferris and the Registrant.

(b) Reports on Form 8-K

    (1) The registrant filed Form 8-K on March 14, 2001, as amended on Form 8-K/A on May 10, 2001, with respect to the acquisition of Giganet, Inc. reported under Item 2 - Acquisition or Disposition of Assets.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 16, 2001

                                             EMULEX CORPORATION


                                             By: /s/ PAUL F. FOLINO
                                                 -------------------------------
                                                     Paul F. Folino
                                                     President and Chief
                                                     Executive Officer


                                             By: /s/ MICHAEL J. ROCKENBACH
                                                 -------------------------------
                                                     Michael J. Rockenbach
                                                     Executive Vice President
                                                     and Chief Financial Officer
                                                     (Principal Financial and
                                                     Chief Accounting Officer)

                                 EXHIBIT INDEX

     EXHIBITS                     DESCRIPTION
     --------                     -----------

    Exhibit 2.1 Agreement and Plan of Merger, as amended, relating to the acquisition of Giganet, Inc. by the Registrant (incorporated by reference to Exhibit 2.1 and 2.2 to the Registrant's Current Reports on Form 8-K filed on December 21, 2000 and March 14, 2001, respectively).

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

    Exhibit 3.4 Certificate of Amendment of Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

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

    Exhibit 10.1 Giganet, Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8, filed March 2, 2001).

    Exhibit 10.2 Emulex Corporation Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8, filed December 28, 2000).

    Exhibit 10.3 Emulex Corporation 1997 Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit
                   99.2 to the Registrant's Registration Statement on Form S-8, filed December 28, 2000).

    Exhibit 10.4 Emulex Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.3 to the Registrant's Registration Statement on Form S-8, filed December 28, 2000).

    Exhibit 10.5   Consulting agreement dated December 7, 2000 between Cornelius
                   A. Ferris and the Registrant.