Form 10-K405
period 2001-07-01
EMULEX CORP /DE/
filed 2001-09-19
CIK 350917

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JULY 1, 2001

                                       OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____ to ____

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

                            -------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing price of the Nasdaq National Market on September 10, 2001, of $13.81, was $1,130,821,782.51.

As of September 10, 2001, the registrant had 81,884,271 shares of common stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (items 10, 11, 12 and 13) is incorporated by reference to portions of the registrant's definitive proxy statement for the 2001 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended July 1, 2001.
================================================================================

                                     PART I

Item I. BUSINESS.

All references to years refer to the Company's fiscal years ended July 1, 2001, July 2, 2000, and June 27, 1999, as applicable, unless the calendar year is specified. References to dollar amounts are in thousands, except share and per-share data, unless otherwise specified.

INTRODUCTION

Emulex Corporation is a leading designer, developer and supplier of a broad line of storage networking host bus adapters, or HBAs, application-specific computer chips, or ASICs, and software products that provide connectivity solutions for storage area networks, or SANs, network attached storage, or NAS, and redundant array of independent disks, or RAID, storage. Our products are based on internally developed ASIC, firmware and software technology, and offer support for a wide variety of SAN protocols, configurations, system interfaces and operating systems. Emulex's architecture offers customers a stable applications program interface, or API, that has been preserved across multiple generations of adapters and to which many of the world's leading Original Equipment Manufacturers, or OEMs, have customized software for mission-critical server and storage system applications.

Recently, the majority of our revenues have been comprised of products based on Fibre Channel technology. Our Fibre Channel development efforts began in 1992 and we shipped our first Fibre Channel product in volume in 1996. According to IDC and Dataquest, we are the world's largest provider of Fibre Channel host bus adapters. In March 2001, we acquired Giganet, Inc., a leading developer of storage networking products based on Ethernet and IP, or Internet Protocol, technologies. Our strategy with this acquisition is to leverage Giganet's technology and extend our market-leading HBA APIs into iSCSI, a new internet transfer protocol for Small Computer Systems Interface, and VI, or Virtual Interface, based storage networking market sectors. Emulex has secured significant customer relationships with the world's leading storage and server suppliers, including Compaq, Dell, EMC, Fujitsu-Siemens, Groupe Bull, Hewlett-Packard, Hitachi Data Systems, IBM, NEC, Network Appliance and Unisys. In addition, we include industry leaders Brocade, Intel, INRANGE, Legato, McDATA, Microsoft, and Veritas among our strategic partners.

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

Enterprises currently access, share and manage the rapidly expanding volume of data utilizing two major data communications technologies: local area network, or LAN, and input/output, or I/O. LAN technologies enable communications among servers and client computers, while I/O technologies enable communications between host computers and their attached high-speed peripherals. The emergence of LAN architectures in the mid-1980s brought multiple benefits to client-server data communications, including faster transmission speeds, shared access to multiple servers and greater connectivity capabilities in terms of the number of connected devices, as well as distance between devices. These benefits, and the applications that leverage LAN technologies, have driven the rapid adoption of LAN architectures in the corporate enterprise during the 1990's. As a result, the data communications pathway between servers and client computers has become largely networked with LAN technologies.

Although LAN architectures have proliferated in client-server applications, until recently, I/O pathways between servers and attached peripherals, notably storage subsystems, have failed to evolve to networking architectures. Instead, traditional I/O architectures are server-centric, utilizing a point-to-multipoint architecture, which requires that each storage subsystem in the corporate enterprise be attached to a single server through which all requested data must pass. With this traditional server-centric storage architecture, also known as Direct Attached Storage, or DAS, dedicated storage is attached to each server using I/O technologies such as SCSI. Remote storage systems are accessed through LAN-attached file servers. The DAS model results in "islands of storage" behind each server, where data requests must traverse the LAN and pass through the file server associated with the specific storage device. This circuitous method of accessing data degrades network performance, increases latency, or delays, for network users, drains server processing power and is difficult to scale, particularly from a storage management perspective. With the dramatic increase in information storage and retrieval requirements, system performance has become increasingly constrained by the DAS architecture and its inability to overcome communications bottlenecks and management challenges.

The Emergence of Networked Storage

In the late 1990's in response to the increasing need for storage scalability, manageability and reliability, enterprises began to deploy storage area networks, or SANs. In this new model, where the SAN exists as a complementary network to the LAN, I/O-intensive traffic is offloaded from the LAN, enabling a more fail-safe I/O channel, eliminating the bottlenecks that degrade I/O performance, and creating a platform for centralized storage management. Furthermore, like nodes on a LAN, attached storage peripherals in a SAN can be managed and diagnosed to detect errors, and traffic can be rerouted accordingly in the event of a failure. A SAN essentially transforms dedicated servers and storage devices into network resources, greatly improving the performance and scalability of enterprise storage. By providing shared server access, the cost of expensive enterprise storage can be amortized across entire organizations. SANs are being deployed to support an increasingly wide range of applications such as LAN-free and serverless back-up, storage virtualization and disaster recovery.

More recently, networked attached storage, or NAS appliances have gained acceptance in the storage marketplace. As a general rule, data is stored in block format in storage devices, but must be converted to files before being used by operating systems and applications. While SANs deliver block data to servers, NAS appliances internally convert block data to files before delivering these files over a LAN to servers or PCs. Although this configuration requires stored data to move first to the NAS server before moving on to its ultimate destination, the NAS architecture offers an easily deployable and scalable storage solution. In high-end environments characterized by NAS file delivery to servers, a SAN may be deployed behind a NAS, making NAS and SAN solutions increasingly complementary.

The majority of SAN and NAS solutions installed today are delivered to end users via integrated systems solutions offered by storage and computer system original equipment manufacturers, or OEMs. As networked storage gains market acceptance and SAN and NAS installations interconnect increasingly diverse servers and storage subsystems, OEMs are increasingly demanding storage networking products that are optimized for heterogeneous connectivity, scalability, performance, customization and lowest total cost of ownership. IDC estimates that virtually all of the growth in storage systems revenue will consist of networked storage solutions.

Fibre Channel

In order to implement storage area networks, a new I/O networking technology capable of interconnecting multiple host servers and storage devices was required. Fibre Channel, an American National Standards Institute, or ANSI, standard communications technology, was introduced in 1994 to address traditional I/O limitations and emerged as the first storage networking technology to be widely adopted by the world's leading server and storage systems manufacturers. Fibre Channel, now available in both 1 and 2 gigabit per second solutions, offers the connectivity, distance and access benefits of networking architectures combined with the high performance and low latency needed for I/O applications.

Fibre Channel's advanced capabilities enabled new architectures such as SANs that rely upon Fibre Channel's ability to connect multiple host computers to multiple storage subsystems Additionally, in order to enable longer distance or higher performance connectivity than what could be provided by SCSI, Fibre Channel has also been deployed in traditional SCSI I/O applications such as RAID or NAS. In such implementations, RAID provides for fault-tolerant storage through the duplication of data over multiple interconnected disk drives, and NAS consists of a thin file server with Fibre Channel connected storage. As a result, Fibre Channel solutions are implemented in both legacy DAS and emerging networked storage environments. According to IDC, the market for Fibre Channel host bus adapters is expected to expand from approximately $700 million in calendar 2000 to $2.8 billion in calendar 2004.

iSCSI

Although Fibre Channel has achieved significant inroads into high performance enterprise environments and IDC expects that Fibre Channel will remain the dominant storage networking interconnect through the 2005 time frame, penetration of Fibre Channel-based SANs remains concentrated in data centers of larger organizations. Many users are increasingly interested in wide area access to stored data. As a result, industry momentum has been gathering around a proposed new storage networking technology known as iSCSI which promises to deliver the SCSI storage protocol over the familiar IP and Ethernet transports. Although this technology is expected to remain in the early stages of development and deployment for the next several years, iSCSI offers the promise of a more user-friendly solution for smaller organizations and is being designed to more seamlessly interface with long-haul communications transports.

VI

VI, or virtual interface, is a standardized interface designed for high performance, low latency communications that can be layered over a variety of networking transports. Its primary application to date has been in very high performance clustering environments served by proprietary transports. Now that it is being implemented over standard transports such as Fibre Channel and Ethernet, VI is gaining interest as a solution for networked storage and other applications.

In the NAS market, in order to complete the transmission of stored data to the applications server, the NAS box today uses a standard Ethernet adapter to send the requested data over the LAN in file form. The data transfer process between a standard Ethernet adapter and the application involves multiple layers of drivers, operating systems, protocols and sockets, which together can require thousands of instructions to complete, compared with as few as 50 instructions to execute a VI command. In addition, as data works its way through kernel and user spaces, the data is copied multiple times before it arrives at its final destination. Lastly, the inefficiencies and overhead of the Transmission Control Protocol/Internet Protocol, or TCP/IP protocol, itself are so high that it reduces the effectiveness of Ethernet for moving large amounts of data. As a result, today's standard Ethernet adapter creates a significant bottleneck in NAS performance. Addressing these inefficiencies offers an opportunity to significantly enhance NAS performance and to improve server CPU availability.

Network Appliance, a leading NAS vendor, has leveraged the broadly endorsed VI standard, to address these performance bottlenecks. Their Direct Access File Server, or DAFS, initiative employs VI-capable adapters to set up a virtual path that enables direct communications between the HBA and the application on the server, cutting down the data transfer instruction set, and simultaneously eliminating unnecessary data copies.

VI has also been endorsed by a variety of applications software providers that presently experience file transfer performance bottlenecks. These include Oracle, which has deployed VI support in its Oracle 9i database solution, Microsoft, which supports a VI-like technology in Winsock Direct and SQL Server, and IBM, which supports VI in DB2.

PRODUCTS

We are a leading designer, developer and supplier of Fibre Channel host bus adapters, ASICs and software products that enhance access to, and storage of, electronic data and applications. According to IDC and Dataquest, we are the world's largest provider of Fibre Channel HBAs. In fiscal 2001, after our acquisition of Giganet, we entered the development-stage market for iSCSI HBAs and VI/IP HBAs. We are also a supplier of Fibre Channel hubs, which contribute immaterial revenue, and some traditional networking products, which entered end-of-life in fiscal 2001.

Fibre Channel HBAs

Our LightPulse host bus adapters constitute key components for comprehensive Fibre Channel SANs that typically include host adapters, hubs, ASICs, firmware, software and switches. We time our Fibre Channel introductions to address the growing demands of enterprise customers, as well as the evolving speed and capacity capabilities of complementary products. As the adoption of Fibre Channel has expanded, the rate of our product introductions has accelerated.

Leveraging our expertise and experience in networking and I/O technology, we have approached the storage problem with a networking perspective to maximize the performance of our Fibre Channel solutions. We believe our products offer the highest performance results in the industry, sustaining speeds in excess of 195 MB/sec and 33,000 I/O transactions per second from a single host bus adapter. Furthermore, our products support high-performance connectivity features such as concurrent multiprotocol data transmission, context cache for superior performance in complex environments, end-to-end parity protection and other features to enhance data integrity.

Fibre Channel host bus adapters connect host computers to a Fibre Channel network. Our adapters support a wide range of operating systems and host computer system buses, including both PCI-based Intel platforms and SBus-based Sun Microsystems platforms. Our Fibre Channel host bus adapter line, which has evolved from the LP6000 to the LP9002 in the high end, also encompasses adapters such as the LP850 and LP952 which are targeted at midrange, open system environments. Our high-end host bus adapters target enterprise systems, while our midrange host bus adapters offer highly featured solutions for standard operating environments. All of our adapter products share the same core ASIC architecture, software and firmware.

Our high-end adapters have always been designed to support a broad implementation of the Fibre Channel specification, encompassing multiple classes of service and all topologies, including full fabric support. Our high end family of adapters support Sbus, PCI and PCIx system interfaces operating at up to 133MHz, single and dual-channel form factors, the Compact PCI form factor, the Low Profile form factor, and auto-negotiated one and two gigabit per second transmission speeds. In addition, our enterprise applications strategy has led us to offer a variety of other features in our high-end adapters, including additional context cache to enable high-speed throughput in complex fabric installations, and support for the FICON protocol, an emerging standard for IBM mainframe storage over Fibre Channel SANs. Our high-end host bus adapters also provide the widest range of physical interface options available, including copper, short-wave optical and long-wave optical, as well as added buffer memory to enable connectivity distances up to 100 kilometers. A broad range of operating systems, including Windows NT and 2000, AIX, Solaris, HP-UX, Linux and NetWare, are supported as well. Our service level interface, or SLI, which is included with our high-end adapters, is an API that enables our OEM customers to develop highly differentiated products, while maintaining complete software compatibility across product generations, allowing customers to leverage software investments.

Our product line also includes mid-range adapters that support a standard open systems environment based on Windows, Linux or NetWare. These open systems host adapters include the LightPulse LP850 and LP952. Based on the same ASIC architecture as our high-end adapters, the LP952 provides the same throughput and I/Os per second and many of the same features as the LP9002 but is a cost-optimized, standard product for the open server market. We offer the LP850 with fully certified drivers for Windows, Linux and NetWare, as well as basic input/output system, or BIOS, and configuration utilities.

IP HBAs

Our GN9000/SI adapter is an iSCSI HBA slated for initial commercial shipment in the first half of fiscal 2002, shortly after the iSCSI standard is expected to be ratified. In order to ease the migration between Fibre Channel and iSCSI technologies, the GN9000/SI is being designed to leverage the Emulex SLI API utilized by OEM customers that utilize our Fibre Channel host bus adapters.

Our GN9000/VI HBA is a VI-enabled intelligent Ethernet adapter that is being designed to provide for high-performance file transfer communications over a standard IP transport. Early prototype units of this VI/IP adapter focus on the DAFS initiative for high performance file transfer communications in a NAS environment. Shipments of this HBA commenced in the fourth quarter of fiscal 2001, but are expected to remain immaterial in fiscal 2002.

Other Products

Our Fibre Channel hubs provide centralized wiring connection, improved network reliability and a monitoring point in Fibre Channel arbitrated loop environments. In 1996, we became the first company to provide Fibre Channel hubs to the market when we introduced our LightPulse hub product line. In December 1998, we introduced a line of digital Fibre Channel hubs that complements our earlier line of analog Fibre Channel hubs. With the growing popularity of Fibre Channel switches, we have focused our Fibre channel efforts in the HBA sector. Hub revenue was immaterial in fiscal 2001.

As part of the traditional VI product family acquired with the Giganet operation, Emulex offers the cLAN family of VI-enabled adapters and switches.

Our traditional networking products include printer servers and network access products. We supply both external and embedded printer servers, which provide LAN connectivity for printers. We have been providing network printer servers since 1989, and our Ethernet and token ring printer server solutions supports five network protocols and over 38 operating systems. Our network access products comprise a variety of products that provide connectivity between computing resources across both LANs and wide area networks, or WANs. These networking products contain a set of core technologies that includes drivers supporting a broad array of operating systems and network interface technologies that span many LAN and WAN specifications. As we continue to focus on meeting the demands of the growing Fibre Channel HBA market, we have reduced product offerings and resources dedicated to these non-Fibre Channel products. During the fourth quarter of fiscal 2000 we issued last time buy notifications to customers for our traditional networking products. We believe that revenues associated with our traditional networking products will be immaterial in upcoming quarters.

INTELLECTUAL PROPERTY

Our ability to compete depends in part upon our ability to protect our proprietary information through various means, including ownership of patents, copyrights, trademarks and trade secrets, as well as through contractual provisions.

We have 23 patents issued, four patents allowed and 14 patent applications pending in the U.S. Additionally, we have numerous patent applications pending abroad. A total of 20 of our issued U.S. patents, our four U.S. patents allowed and 10 of our 14 pending patent applications relate to our Fibre Channel technology. All of our issued Fibre Channel patents were granted within the past five years.

All of our software products, primarily embedded within our hardware products, are copyrighted with our company's banners and notices. We have been granted registration of 92 trademarks in the U.S. and abroad. We also have seven pending trademark registrations in the U.S. and abroad. Lastly, we rely on trade secret law and contractual provisions to protect unique intellectual property we possess which we have determined unnecessary or uneconomical to patent or copyright, or which is not otherwise capable of more formal protection.

SELLING AND MARKETING

We sell our products worldwide to OEMs and end users and through other distribution channels including value-added resellers, or VARs, systems integrators, industrial distributors and resellers. Because the Fibre Channel market has been dominated by OEMs, our focus is to use Fibre Channel sales specialists to expand opportunities with our existing OEMs, as well as to develop new OEM relationships. However, we are also expanding our distribution efforts, leveraging worldwide distribution channels through technical distributors such as VARs and systems integrators, to complement our core OEM relationships. In some cases, OEM partners leverage the distribution channel to deliver solutions to end-users, making our distribution efforts complementary with our OEM-focused strategy.

ORDER BACKLOG

At July 1, 2001, we had unshipped product orders of approximately $59.0 million compared with approximately $38.3 million at July 2, 2000. At year-end, all orders included in backlog were scheduled for delivery within six months or less. Orders are subject to rescheduling and/or cancellation with little or no penalty. Purchase order release lead times depend upon the scheduling practices of the individual customer, and the rate of booking new orders fluctuates from month to month. Therefore, the level of backlog at any one time is not necessarily indicative of trends in our business.

CONCENTRATION OF CUSTOMERS, REVENUE BY PRODUCT FAMILIES AND GEOGRAPHIC AREA

See Note 12 to our Consolidated Financial Statements included in Part IV, Item 14(a) of this Annual Report on Form 10-K for information regarding concentration of our customers as well as information regarding our revenue by product family and geographic area.

COMPETITION

The market for host bus adapters is intensely competitive and is characterized by frequent new product introductions, changing customer preferences and evolving technology and industry standards.

Our competition for Fibre Channel host bus adapter products consists primarily of Agilent, JNI and QLogic. We may also compete indirectly with Fibre Channel host bus adapters made internally by major systems providers, notably Compaq and Sun, although IDC expects that such suppliers will continue to migrate to independent providers. In the emerging iSCSI marketplace where standards remain immature and revenues are not yet material, we expect to face competition from established Fibre Channel competitors as well as new entrants, which may include established Ethernet suppliers such as Intel and established SCSI vendors such as Adaptec. Across all storage networking technologies, we face the threat of potential competition from new entrants into the storage networking market, including large technology companies who may develop or acquire differentiating technology and then apply their resources, including established distribution channels and brand recognition, to obtain significant market share.

We believe that the principal basis of storage networking HBA competition presently includes reliability, scalability, performance and API stability. We believe that other competitive factors include pricing and technical support. We believe that we compete favorably with respect to each of these factors. We also believe that we have a competitive strength in the alliances we have built with customers, particularly our close relationships with OEM customers. We believe that our experience with distribution channels will provide competitive benefits as the storage networking market matures. Some of our other competitive advantages include our early entry into Fibre Channel technology, our workforce of highly experienced researchers and designers, our intellectual property and our technical alliances with strategic partners such as Brocade, Intel, INRANGE, Legato, McDATA, Microsoft, and Veritas.

Our Fibre Channel products may also compete at the end-user level with other technology alternatives, such as SCSI, which are available from companies such as Adaptec, LSI Logic and QLogic, as well as a number of smaller companies. In the future, other technologies that we are not currently developing may evolve to address the applications served by Fibre Channel today.


MANUFACTURING AND SUPPLIERS

Our products consist primarily of electronic component parts assembled on internally designed printed circuit boards that are sold as board-level products. Most component parts can be purchased from two or more sources. However, some component parts can only be obtained from single sources. For example, Intel is currently our sole supplier for microprocessors used in our Fibre Channel products, and IBM is currently our sole supplier for components that enable some of our older-generation Fibre Channel products to connect to networks. In addition, we design our own semiconductors that are embedded in our products, and these are manufactured by third party semiconductor foundries such as Chip Express, LSI Logic and QuickLogic. In addition to hardware, we design software to provide functionality to our hardware products. We also license software from third-party providers for use with our traditional networking products. Most of these providers are the sole source for this software. However, both our software and the third-party software are sold primarily as embedded programs within the hardware products. Additionally, in 1998, we began outsourcing the manufacturing of all of our products. K*Tec Electronics manufactures for us within the United States and Manufacturers' Services, Ltd. manufacturers for us in both the United States and in Europe at their Global Manufacturing Services production facility in Valencia, Spain. An inability or an unwillingness on the part of any of these suppliers to provide us, or our contract manufacturer, with the quality and quantity of products, parts or software that we need in a timely fashion could have a material impact on our ability to supply products in accordance with customer requirements.

The assembly operations required by our products are typical of the electronics industry, and no unusual methods, procedures or equipment are required. The sophisticated nature of the products, in most cases, requires extensive testing by specialized test devices operated by skilled personnel. This testing is provided by our contract manufacturers. However, we also maintain an internal test engineering group for continuing support of test operations. At July 1, 2001, we had a total of 35 permanent manufacturing support employees located at our facilities in Costa Mesa, California and in Bolton, Massachusetts.

EMPLOYEES

At July 1, 2001, we employed 319 employees as follows: 163 in engineering and development, 63 in selling and marketing, 58 in general and administrative, and 35 in manufacturing support operations. None of our employees is represented by a labor union, and we believe our employee relations are good.

RISK FACTORS

OUR BUSINESS DEPENDS UPON THE CONTINUED DEVELOPMENT OF THE STORAGE NETWORKING MARKET, AND OUR REVENUES WILL BE LIMITED IF SUCH DEVELOPMENT DOES NOT OCCUR OR OCCURS MORE SLOWLY THAN WE ANTICIPATE.

The size of our potential market is dependent upon the broad acceptance of our storage networking technologies as alternatives to other technologies traditionally utilized for network and storage communications. The storage networking market, while rapidly evolving and attracting an increasing number of market participants, is still at an early stage of deployment. We believe the storage networking market will continue to expand and that our investment in the storage networking market represents our greatest opportunity for revenue growth and profitability in the future. However, we cannot be certain that storage networking products will gain broader market acceptance or that customers will choose our technology and products. Among our storage networking products, Fibre Channel products accounted for 95 percent and IP Storage Networking products accounted for one percent of total net revenues in 2001. If the storage networking market fails to develop, develops more slowly than anticipated, attracts more competitors than we expect (as discussed below), or if our products do not achieve market acceptance, our business, results of operations and financial condition would be materially adversely affected.

Alternative existing technologies such as Small Computer Systems Interface, or SCSI, compete with our Fibre Channel and IP Storage Networking technologies for customers. Some SCSI technology companies already have well-established relationships with our current and potential customers, have extensive knowledge of the markets we serve and have better name recognition and more extensive development, sales and marketing resources than we have. Our success also depends both on our own ability and on the ability of our OEM customers to develop storage networking solutions that are competitive with legacy technologies. Ultimately, however, our business depends upon our ability, along with the ability of our OEM customers, to convince end users to adopt storage networking technology.

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

     - Component shortages experienced by us, or reduced demand from our customers if our customers are unable to acquire the components used in conjunction with our products in their deployments;

     -  The market acceptance of our new products;

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

     -  Changes in interest rates;

     -  Changes in the mix of sales channels;

     -  The level of international sales;

     -  Seasonality;

     -  Personnel changes;

     -  Changes in customer budgeting and spending;

     -  Foreign currency exchange rates;

     - Difficulties with the implementation of a new Enterprise Resource Planning (ERP) System; and

     -  General economic conditions.

As a result of these and other factors, our business, results of operations and financial condition could be materially adversely affected.

There are other factors that contribute to the variability of our sales as well. Historically, we have generally shipped products quickly after we receive orders, meaning that we do not always have a significant backlog of unfilled orders. As a result, our revenues in a given quarter may depend substantially on orders booked in that quarter. Alternatively, orders already in backlog may be deferred or cancelled. As of July 1, 2001, we had $58,979 of total backlog (orders scheduled to ship within 180 days), of which $58,977 was for Fibre Channel products. These amounts are not necessarily indicative of the results that may be expected for any future quarter or the fiscal year ending June 30, 2002. Also, we have typically generated a large percentage of our quarterly revenues in the last month of the quarter. Additionally, individual OEM customer purchases can vary significantly from quarter to quarter.

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

RECENT TERRORIST ACTIVITIES AND RESULTING MILITARY AND OTHER ACTIONS COULD ADVERSELY AFFECT OUR BUSINESS.

Terrorist attacks in New York and Washington, D.C. in September of calendar 2001 have disrupted commerce throughout the United States and Europe. The continued threat of terrorism within the United States and Europe and the potential for military action and heightened security measures in response to such threat may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in delays or cancellations of customer orders, a general decrease in corporate spending on information technology, or our inability to effectively market, manufacture or ship our products, our business and results of operations could be materially and adversely affected. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long term commercial disruptions or if such activities or responses will have any long term material adverse effect on our business, results of operations or financial condition.

A SIGNIFICANT DECREASE OR DELAY IN ORDERS FROM ONE OR MORE OF OUR CUSTOMERS COULD ADVERSELY AFFECT OUR BUSINESS.

We experienced a downturn in Fibre Channel host bus adapter demand first evidenced by order deferrals experienced and disclosed by us in early February of calendar 2001. As of July 1, 2001, we had $58,979 of total backlog compared to $80,640 of total backlog as of December 31, 2000. In the event such deferrals continue or accelerate, our business, results of operations and financial condition could be materially adversely affected.

THE LOSS OF ONE OR MORE CUSTOMERS COULD HARM OUR REVENUES.

In 2001, direct sales to Compaq accounted for 25 percent, direct sales to IBM accounted for 21 percent and direct sales to EMC accounted for 12 percent of our total net revenues. No other customer accounted for more than 10 percent of total net revenues. Additionally, some of our larger OEM customers purchased products indirectly through distributors, resellers or other third parties. Total net revenues, including direct sales to our customers and their customer-specific models purchased indirectly through other distribution channels, amounted to 30 percent of our total net revenues for IBM, 25 percent for Compaq and 22 percent for EMC in 2001. In 2000, direct sales to Compaq accounted for 23 percent, direct sales to IBM accounted for 15 percent, direct sales to EMC accounted for 14 percent and direct sales to Avnet accounted for 10 percent of our total net revenues. No other customer accounted for more than 10 percent of total net revenues during this period. Total net revenues, including direct sales to our customers and their customer-specific models purchased indirectly through other distribution channels, amounted to 27 percent of our total net revenues for Compaq, 22 percent for EMC, and 19 percent for IBM in 2000. Direct sales to our top five customers accounted for 72 percent of total net revenues in 2001, compared to 70 percent in 2000. Recently, Compaq and Hewlett-Packard have announced their intention to merge. Although we cannot predict the effects of such merger on our business, to the extent that such merger results in decreased demand or margins for our products, our business, results of operations and financial condition could be materially and adversely affected. Although we have attempted to expand our base of customers, we believe our revenues in the future will continue to be similarly derived from a limited number of customers, especially given the consolidation the industry has recently experienced. As a result, to the extent that sales to any of our significant customers are reduced or impaired, our business, results of operations, and financial condition could be materially and adversely affected.

THE FAILURE OF ONE OR MORE OF OUR SIGNIFICANT CUSTOMERS TO MAKE PAYMENTS COULD ADVERSELY AFFECT OUR BUSINESS.

We are also subject to credit risk associated with the concentration of our accounts receivable from our customers. Although our days sales outstanding, or DSOs, were 43 days and 47 days at July 1, 2001, and July 2, 2000, respectively, there can be no assurance they will remain at this level. If we were to lose one of our current significant customers or did not receive their payments due to us, we could experience a material adverse effect on our business, results of operations and financial condition.


THE LOSS OF ONE OR MORE OF OUR OEM OR DISTRIBUTOR CUSTOMERS COULD ADVERSELY AFFECT OUR BUSINESS.

We rely almost exclusively on OEMs and sales through distribution channels for our revenue. In 2001, we derived approximately 84 percent of our net revenues from OEMs and 16 percent from sales through distribution. In 2000, we derived approximately 75 percent of our net revenues from OEMs and 25 percent from distribution sales. We cannot be certain that we will retain our current OEM and distributor customers or that we will be able to recruit additional or replacement customers. As is common in an emerging technology industry, our agreements with OEMs and distributors are typically non-exclusive, have no volume commitments, and often may be terminated by either party without cause. Indeed, many of our OEM and distributor customers carry or utilize competing product lines. If we were to suddenly lose one or more important OEM or distributor customers to a competitor, our business, results of operations and financial condition could be materially adversely affected.

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

WE HAVE EXPERIENCED LOSSES IN OUR HISTORY.

We have experienced losses in our history, most recently a net loss of $23,603 for 2001 and a net loss of $10,838 for 1998. The net loss for 2001 included $22,280 of in-process research and development expenses and $52,085 of amortization of goodwill and other intangibles related to the acquisition of Giganet, Inc. The net loss for 1998 included $12,545 of consolidation charges related to the closure of our Puerto Rico manufacturing operations and selected sales offices. We are amortizing goodwill and other intangibles related to the acquisition of Giganet, Inc. over periods of two to seven years, and the resulting recurring quarterly charges are expected to approximate or exceed our current level of pretax earnings, until we adopt Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets, potentially generating a net loss for us in upcoming quarters. While we have generated net income for 15 of the last 18 quarters through the quarter ended July 1, 2001, we cannot be certain that revenues will remain at current levels or improve or that we will be profitable at such revenue levels.

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

OUR INDUSTRY IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE, AND WE MUST KEEP PACE WITH THE CHANGES TO SUCCESSFULLY COMPETE.

The markets for our products are characterized by rapidly changing technology, evolving industry standards and the frequent introduction of new products and enhancements. Our future success depends in a large part on our ability to enhance our existing products and to introduce new products on a timely basis to meet changes in customer preferences and evolving industry standards. Currently, proposed new technologies such as Infiniband, iSCSI, PCI-X, SCSI over IP, or SOIP, and Virtual Interface, or VI, are still in the early development stages and it is impossible to know what the end technology will provide. We cannot be certain that we will be successful in developing, manufacturing and marketing new products or product enhancements that respond to such changes in a timely manner and achieve market acceptance. We also cannot be certain that we will be able to develop the underlying core technologies necessary to create new products and enhancements, or that we will be able to license the core technologies from third parties.

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

     -  Difficulties associated with foreign operations; and

     -  Market shortages.

Additionally, key components that we use in our products may only be available from single sources with which we do not have long-term contracts. For example, Intel is currently our sole supplier for microprocessors used in our Fibre Channel products, and IBM is currently our sole supplier for components that enable some of our older-generation Fibre Channel products to connect to networks. In addition, we design our own semiconductors that are embedded in our products, and these are manufactured by third-party semiconductor foundries such as Chip Express, LSI Logic and QuickLogic. In addition to hardware, we design software to provide functionality to our hardware products. We also license software from third party providers for use with our traditional networking products. Most of these providers are the sole source for this software.

Because we outsource the production of our products to contract manufacturers, K*TEC Electronics and Manufacturers' Services Ltd., or MSL, we only manage the supply of a small number of our product components. K*TEC Electronics manufactures for us within the United States, while MSL manufactures for us in both the United States and in Europe at their Global Manufacturing Services production facility in Valencia, Spain. Currently, we rely upon K*TEC Electronics and MSL to complete the majority of the component purchases for our products. Consequently, we cannot be certain that the necessary components will be available to meet our future requirements at favorable prices, if at all. Moreover, because we rely upon K*TEC Electronics and MSL to manufacture, store and ship our products, if K*TEC Electronics or MSL are unable or unwilling to complete production runs for us in the future, or experience any significant delays in completing production runs or shipping product, the manufacturing and sale of our products would be temporarily suspended. An interruption in supply of our products and the cost of qualifying and shifting production to an alternative manufacturing facility would have a material adverse effect on our business, results of operations and financial condition.

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

OUR INTERNATIONAL BUSINESS ACTIVITIES SUBJECT US TO RISKS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

In 2001, sales in the United States accounted for 63 percent of our total net revenues, sales in Europe accounted for 33 percent of our total net revenues, and sales in the Pacific Rim countries accounted for four percent of our total net revenues. In 2000, sales in the United States accounted for 70 percent of total net revenues, sales in Europe accounted for 26 percent of our total net revenues, and sales in the Pacific Rim countries accounted for four percent of our total net revenues. We expect that sales in the United States and Europe will continue to account for the substantial majority of our net revenues for the foreseeable future. All of our sales are currently denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. Additionally, some of our products are produced at Global Manufacturing Services, a MSL production facility in Valencia, Spain.

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

     - Changes in the value of local currencies relative to our functional currency;

     -  Trade restrictions;

     -  Changes in tariffs; and

     -  General economic and social conditions within foreign countries.

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

In addition to the risks related to our merger with Giganet, Inc., we may pursue additional acquisitions or strategic investments that could provide new technologies, products or service offerings. Future acquisitions or strategic investments may involve the use of significant amounts of cash, potentially dilutive issuances of equity or equity-linked securities, incurrence of debt and amortization of intangible assets with determinable lives. Moreover, to the extent that any proposed acquisition or strategic investment is not favorably received by stockholders, analysts and others in the investment community, the price of our common stock could be adversely affected. In addition, acquisitions or strategic investments involve numerous risks, including:

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

In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. In this regard, we and certain of our officers and directors have been named as defendants in a number of securities class action lawsuits filed in the United States District Court, Central District of California. Such lawsuits allege that we and certain of our officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints generally seek compensatory damages, costs and attorney's fees in an unspecified amount. Pursuant to a Stipulation and Court Order, the actions have been consolidated. On August 24, 2001, an Amended and Consolidated Complaint was filed which asserts the same claims as discussed above. The defendants have until October 23, 2001, to respond to this complaint. As a result of these lawsuits, a number of derivative cases have been filed in state courts in California and Delaware alleging that certain officers and directors breached their fiduciary duties to the Company in connection with the events alleged in the class action lawsuits. The derivative suit in Delaware was dismissed on August 28, 2001. On September 6, 2001, a new derivative case was filed in federal court in California. The complaints generally seek compensatory damages, costs and attorney's fees in an unspecified amount. Such litigation could result in substantial costs to us and a diversion of our management's attention and resources. While we believe that the lawsuits are without legal merit and intend to defend them vigorously, because the lawsuits are at an early stage, it is not possible to predict whether we will incur any material liability in connection with such lawsuits.



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

OUR STOCKHOLDER RIGHTS PLAN, CERTIFICATE OF INCORPORATION AND DELAWARE LAW COULD ADVERSELY AFFECT THE PERFORMANCE OF OUR STOCK.

Our stockholder rights plan and provisions of our certificate of incorporation and of the Delaware General Corporation Law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. The stockholder rights plan and these provisions of our certificate of incorporation and Delaware law are intended to encourage potential acquirers to negotiate with us and allow our board of directors the opportunity to consider alternative proposals in the interest of maximizing stockholder value. However, such provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price. You should read Note 10 to the Consolidated Financial

Statements contained elsewhere herein, our certificate of incorporation and Delaware law for more information on the anti-takeover effects of provisions of our stockholder rights plan.

ALTHOUGH WE EXPECT THAT OUR MERGER WITH GIGANET, INC. WILL RESULT IN BENEFITS, THOSE BENEFITS MAY NOT BE REALIZED AND OUR STOCK PRICE MAY DECLINE AS A RESULT.

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

Integrating two companies like Emulex and Giganet involves a number of risks, including:

     -  Diverting management's attention from ongoing operations;

     - Difficulties and expenses in combining the operations, technology and systems of the two companies;

     - Difficulties and expenses in assimilating and retaining employees, including integrating teams that have not previously worked together;

     - Difficulties in creating and maintaining uniform standards, controls, procedures and policies;

     - Different geographic locations of the principal operations of Emulex and Giganet;

     -  Challenges in attracting new customers;

     - Difficulties in demonstrating to existing customers that the merger will not result in adverse changes to product quality, lead time for product deliveries or customer service standards; and

     - Potential adverse short-term effects on operating results, primarily as a result of increased costs resulting from the integration of the operations of the two companies.

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


THE MARKET PRICE OF OUR COMMON STOCK MAY DECLINE AS A RESULT OF THE MERGER.

The market price of our common stock may decline as a result of the merger if:

     -  The integration of Emulex and Giganet is unsuccessful;

     - We do not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial analysts or investors; or

     - The effect of the merger on our financial results is not consistent with the expectations of financial analysts or investors.

THE PURCHASE ACCOUNTING TREATMENT OF THE MERGER OF GIGANET RESULTED IN A SIZABLE ONE-TIME IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE, AND IN SIZABLE RECURRING AMORTIZATION CHARGES FOR ACQUISITION-RELATED INTANGIBLES AND OTHER ITEMS, WHICH WILL LIKELY GENERATE NET LOSSES FOR US AFTER THE COMPLETION OF THE MERGER.

We incurred a one-time charge of $22,280 for in-process research and development upon the close of the merger, which negatively impacted our results of operations in 2001. In addition, we have and will continue to incur merger-related expenses associated with the amortization of goodwill and other intangibles until the adoption of the Financial Accounting Standards Board Statement No. 142, or Statement 142, "Goodwill and Other Intangible Assets," as well as noncash compensation charges arising out of Giganet options assumed by the Company. The valuation of the merger was $689 million which resulted in $642 million of goodwill and other intangibles related to the merger. We are amortizing these intangibles over periods of two to seven years, and the resulting recurring quarterly charges are expected to approximate or exceed our current level of pretax earnings, until we adopt Statement 142, potentially generating a net loss for us in upcoming quarters.

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

Item 2. PROPERTIES.

The Company's corporate offices and principal product development facilities are currently located in approximately 74,000 square feet of leased buildings in Costa Mesa, California. The lease expires in August 2002.

The Company leases facilities in Colorado and Massachusetts primarily for engineering and development and approximately 14 other remote offices, primarily for sales, throughout the world.

The Company's future facilities requirements will depend upon the Company's business, but the Company believes additional space, if required, may be obtained on reasonable terms.

Item 3. LEGAL PROCEEDINGS.

Beginning on or about February 20, 2001, the Company and certain of its officers and directors were named as defendants in a number of securities class action lawsuits filed in the United States District Court, Central District of California. The plaintiffs in the actions purport to represent purchasers of the Company's common stock during various periods ranging from January 18, 2001 through February 9, 2001. The complaints allege that the Company and certain of its officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints generally seek compensatory damages, costs and attorney's fees in an unspecified amount. Pursuant to a Stipulation and Court Order, the actions have been consolidated. On August 24, 2001, an Amended and Consolidated Complaint was filed which asserts the same claims as discussed above. The defendants have until October 23, 2001, to respond to this complaint. As a result of these lawsuits, a number of derivative cases have been filed in state courts in California and Delaware alleging that certain officers and directors breached their fiduciary duties to the Company in connection with the events alleged in the class action lawsuits. The derivative suit in Delaware was dismissed on August 28, 2001. On September 6, 2001, a new derivative case was filed in federal court in California. The Company believes that the lawsuits are without legal merit and intends to defend them vigorously. However, because the lawsuits are at an early stage, it is not possible to predict whether the Company will incur any liability in connection with such lawsuits. The Company has received inquiries about events giving rise to the lawsuits from the Securities and Exchange Commission and the Nasdaq Stock Market.

The Company is undergoing examination by the Internal Revenue Service of Emulex Caribe's 1995 U.S. tax return. It is management's belief that the outcome of this examination will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Additionally, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's liquidity, consolidated financial position or results of operations.

The Company believes that it is in compliance with all city, state, and federal rules and regulations as pertaining to environmental impact and use.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 2001.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRINCIPAL MARKET AND PRICES

The Company's common stock is traded on the Nasdaq National Market under the symbol EMLX. The following table sets forth for the indicated periods the high and low per share closing sales prices for the Company's common stock, as reported on the Nasdaq National Market.

On December 15, 2000, the Company completed a two-for-one stock split, with respect to stockholders of record on November 30, 2000. All share, per share and related data presented in the condensed consolidated financial statements and footnotes have been retroactively adjusted to reflect this stock split. As the par value of Company's common stock remained at $0.10 per share, all periods presented reflect a reclass from additional paid-in capital to common stock.

                                                                   HIGH          LOW
                                                                   ----          ---
   2001      Fourth Quarter..................................   $ 48.440      $12.500
             Third Quarter...................................    109.609       18.563
             Second Quarter..................................     89.961       50.781
             First Quarter...................................     64.750       23.781


   2000      Fourth Quarter..................................   $109.032      $20.844
             Third Quarter...................................    107.750       44.250
             Second Quarter..................................     46.609       20.438
             First Quarter...................................     22.188       11.500


NUMBER OF COMMON STOCKHOLDERS

The approximate number of holders of record of the Company's common stock as of September 10, 2001, was 654.

DIVIDENDS

The Company has never paid cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain its earnings for the development of its business.

On December 15, 2000, and August 30, 1999, the Company completed two-for-one stock splits, the earlier of which was effected in the form of a stock dividend of one share of Emulex Common Stock for each share of common stock outstanding. Additionally, on December 15, 1999, the Company completed another two-for-one stock split which changed the par value of the Company's common stock from $0.20 per share to $0.10 per share.

On January 19, 1989, the Board of Directors declared a dividend distribution of one preferred stock purchase right for each outstanding share of common stock. The rights were distributed on February 2, 1989, to stockholders of record on the close of business on that date.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA.

The following table summarizes certain selected consolidated financial data. The amounts for net income (loss) per share, and the related numbers of shares, contained in the following consolidated statement of operations data have been retroactively restated to give effect to three stock splits. The first was a two-for-one stock split, effected in the form of a stock dividend of one share of Emulex Common Stock for each share of common stock outstanding, and was completed on August 30, 1999. The second two-for-one stock split changed the par value of the Company's common stock from $0.20 per share to $0.10 per share, and was completed on December 15, 1999. The third was a two-for-one stock split, and was completed on December 15, 2000.

Selected Consolidated Statement of Operations Data

                                                                                        Year Ended
                                                          ------------------------------------------------------------------------
                                                           July 1,         July 2,       June 27,         June 28,       June 29,
                                                             2001            2000           1999            1998            1997
                                                          ---------       ---------      ---------       ---------       ---------
                                                                            (in thousands, except per share data)
Net revenues:
   Fibre Channel ...................................      $ 234,020       $ 119,134      $  38,693       $  18,944       $  11,521
   IP networking ...................................          1,567               -              -               -               -
   Traditional networking and other ................          9,720          20,638         29,792          40,541          53,242
                                                          ---------       ---------      ---------       ---------       ---------
       Total net revenues ..........................        245,307         139,772         68,485          59,485          64,763
                                                          ---------       ---------      ---------       ---------       ---------

   Cost of sales ...................................        120,812          73,346         40,138          34,913          40,205
   Cost of sales - inventory charges related
      to consolidation .............................              -               -          1,304           5,314               -
                                                          ---------       ---------      ---------       ---------       ---------
        Total cost of sales ........................        120,812          73,346         41,442          40,227          40,205
                                                          ---------       ---------      ---------       ---------       ---------
        Gross profit ...............................        124,495          66,426         27,043          19,258          24,558
                                                          ---------       ---------      ---------       ---------       ---------

Operating expenses:
   Engineering and development .....................         27,002          14,727         11,766          11,270          10,063
   Selling and marketing ...........................         16,734          10,077          6,953           7,589           7,637
   General and administrative ......................         12,111           6,923          4,279           4,207           4,586
   Amortization of goodwill and other intangibles ..         52,085               -              -               -               -
   In-process research and development .............         22,280               -              -               -               -
   Consolidation charges, net ......................              -               -           (987)          7,231           1,280
                                                          ---------       ---------      ---------       ---------       ---------
      Total operating expenses .....................        130,212          31,727         22,011          30,297          23,566
                                                          ---------       ---------      ---------       ---------       ---------

Operating income (loss) ............................         (5,717)         34,699          5,032         (11,039)            992

Nonoperating income ................................         14,301           9,131            480             113              71
                                                          ---------       ---------      ---------       ---------       ---------

Income (loss) before income taxes ..................          8,584          43,830          5,512         (10,926)          1,063

Income tax provision (benefit) .....................         32,187          11,016            247             (88)           (506)
                                                          ---------       ---------      ---------       ---------       ---------

Net income (loss) ..................................      $ (23,603)      $  32,814      $   5,265       $ (10,838)      $   1,569
                                                          =========       =========      =========       =========       =========
Net income (loss) per share:
     Basic .........................................      $   (0.31)      $    0.46      $    0.10       $   (0.22)      $    0.03
                                                          =========       =========      =========       =========       =========
     Diluted .......................................      $   (0.31)      $    0.43      $    0.09       $   (0.22)      $    0.03
                                                          =========       =========      =========       =========       =========

Number of shares used in per share computations:
     Basic .........................................         76,122          70,823         50,739          48,972          48,352
                                                          =========       =========      =========       =========       =========
     Diluted .......................................         76,122          76,452         56,524          48,972          50,352
                                                          =========       =========      =========       =========       =========

Selected Consolidated Balance Sheet Data

                                                                           Year Ended
                                                 ----------------------------------------------------------------
                                                  July 1,       June 2,      June 27,      June 28,      June 29,
                                                   2001          2000          1999          1998          1997
                                                 --------      --------      --------      --------      --------
                                                                          (in thousands)
Total current assets ......................      $267,636      $190,146      $134,338      $ 24,384      $ 29,328
Total current liabilities .................        41,302        24,544        16,044        14,399        10,859
                                                 --------      --------      --------      --------      --------
Working capital ...........................       226,334       165,602       118,294         9,985        18,469
Total assets ..............................       918,014       229,995       169,991        30,157        37,157
Long-term capitalized lease obligations ...             -             -             -             7            79
Retained earnings .........................        19,411        43,014        10,200         4,935        15,773
Total stockholders' equity ................       876,686       205,451       151,893        13,606        24,276


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, the discussions in this Form 10-K in general may contain certain forward-looking statements. In addition, when used in this Form 10-K, the words "anticipates," "in the opinion," "believes," "intends," "expects" and similar expressions are intended to identify forward-looking statements. Actual future results could differ materially from those described in the forward-looking statements as a result of factors discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations set forth below, as well as in "Risk Factors" set forth herein. These factors include, but are not limited to, the following: the fact that the Company's markets are characterized by rapidly changing technology, evolving industry standards and frequent introductions of new products and enhancements, and the Company may not be able to respond to such changes on a timely basis; the fact that the storage networking market is at an early stage of development; changes in economic conditions or changes in end-user demand for technology solutions, including the possibility of slower than expected growth in demand for storage networking solutions; possible delays in Original Equipment Manufacturer ("OEM") launching of products enabled to the Company's solutions; the ability of Emulex to effectively integrate Giganet, Inc.'s operations, now known as the Company's Internet Protocol ("IP") Storage Networking Group, into its own; the highly competitive nature of the markets for the Company's products as well as pricing pressures that may result from such competitive conditions; the Company's ability to attract and retain skilled personnel; the Company's reliance on third-party suppliers for components used in the Company's products and on manufacturing subcontractors that assemble and distribute the Company's products; the Company's reliance on certain OEMs, distributors and key customers; the fact that potential acquisitions or strategic investments may be more costly or less profitable than anticipated; and potential fluctuations in the Company's future effective tax rate. The Company cautions the reader, however, that these lists of risk factors may not be exhaustive. The Company expressly disclaims any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances. References contained herein to "Emulex," the "Company," "we," "our" and "us" refer to Emulex Corporation and it subsidiaries. References to amounts are in thousands, except per share data, unless otherwise specified.

BUSINESS COMBINATION

On March 1, 2001, the Company completed the acquisition of Giganet, Inc., a privately-held Massachusetts Corporation that develops Virtual Interface Internet Protocol networking solutions ("Giganet"), pursuant to the terms of an Agreement and Plan of Merger, dated December 7, 2000 (as amended by Amendment No. 1 thereto dated February 7, 2001, the "Merger Agreement"), by and among the Company, Giganet, GEMX Network Sub, Inc., a Massachusetts corporation and wholly-owned subsidiary of the Company, and the Stockholder Representatives identified therein. As a result of the merger (the "Merger"), GEMX Network Sub, Inc. merged with and into Giganet and Giganet became a wholly-owned subsidiary of Emulex. Effectively July 2, 2001, Giganet was merged with and into Emulex Corporation, a California corporation, that is the primary operating subsidiary of the Company.

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

The Company utilized an independent third-party appraiser to assess and allocate values to the IPR&D. The values assigned to these projects were determined by identifying projects that have economic value but that had not yet reached technological feasibility and that have no alternative future use. These products had not been released to the market as of the date of the Merger, but the features and functionality of the products had been defined.

The values of these projects were determined using the Income Forecast Method. In applying the Income Forecast Method, the value of the acquired technologies was estimated by discounting to present value, the free cash flows generated by the products with which the technologies are associated, over the remaining economic lives of the technologies. To distinguish between the cash flows attributable to the underlying technology and cash flows attributable to other assets available for generating product revenues, adjustments were made to provide for a fair return to fixed assets, working capital, and other assets that contribute to value. The estimates were based on the following assumptions:

     - The estimated revenues assume average compound annual revenue growth rates of 102% to 316% during fiscal years 2002 through 2008, depending on the product line. Estimated total revenues from the purchased in-process products peak in the year 2007 and decline in 2008 as other new products are expected to be introduced by the Company. These projections are based on management's estimates over the expected remaining economic lives of the technologies.

     - IPR&D value is comprised of three on-going projects. The estimated cost of revenues as a percentage of revenues is expected to range from 50% to 60%.

     - The discount rates used in the valuation reflect the relative risk of the product lines. For IPR&D projects, the discount rates ranged from 30% to 45%, which was based on the amount and risk of effort remaining to complete the respective development projects.

The Company believes that the foregoing assumptions used in determining the income forecast associated with the IPR&D products were reasonable. No assurance can be given, however, that the underlying assumptions used to estimate the income forecast, the ultimate revenues and costs on such projects, or the events associated with such projects, will transpire as estimated. Furthermore, since the acquisition of Giganet on March 1, 2001, the Company has integrated the development efforts related to the IP products acquired from Giganet with the Company's pre-existing development efforts related to our Fibre Channel products into a common engineering effort. This integration has been done in order to leverage both Giganet's and Emulex's existing technology and expertise, as well as to minimize the costs to both ourselves and our customers of migrating to future generations of our products.

The total purchase price and allocation among the fair value of tangible and intangible assets and liabilities (including purchased in-process research and development) are summarized as follows:

                  Tangible assets                            $ 20,397
                  Liabilities                                   8,136
                                                             --------
                  Net tangible assets                          12,261
                  Identifiable intangible assets:
                       In-process research and development     22,280
                       Completed technology                        20
                       Assembled workforce                      2,680
                       Core technology and patents             40,600
                  Goodwill                                    599,101
                  Deferred compensation                        11,624
                                                             --------
                                                             $688,566
                                                             ========

The goodwill and other intangibles will be amortized on a straight-line basis over the following estimated useful lives, in years:

                  Completed technology                              2
                  Assembled workforce                               4
                  Core technology and patents                       7
                  Goodwill                                          4

The resulting recurring quarterly charges are expected to approximate or exceed the Company's earnings, until the Company adopts Financial Accounting Standards Board Statement No. 142, or Statement 142, "Goodwill and Other Intangible Assets," potentially generating a net loss for the Company in upcoming quarters. See additional discussion about Statement 142 at New Accounting Standards below.

The operating results of Giganet have been included in the condensed consolidated statements of operations since the acquisition date, March 1, 2001.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and the Company's Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K. All references to years refer to the Company's fiscal years ended July 1, 2001, July 2, 2000, and June 27, 1999, as applicable, unless the calendar year is specified. References to dollar amounts are in thousands unless otherwise specified.

                                                                              Percentage of Net Revenues
                                                                        ---------------------------------------
                                                                          2001            2000           1999
                                                                        --------        --------       --------
Net revenues:
     Fibre Channel ...............................................          95.4%           85.2%          56.5%
     IP networking ...............................................           0.6               -              -
     Traditional networking and other ............................           4.0            14.8           43.5
                                                                        --------        --------       --------
         Total net revenues ......................................         100.0           100.0          100.0
                                                                        --------        --------       --------

     Cost of sales ...............................................          49.2            52.5           58.6
     Cost of sales - inventory charges related to consolidation ..             -               -            1.9
                                                                        --------        --------       --------
     Total cost of sales .........................................          49.2            52.5           60.5
                                                                        --------        --------       --------
         Gross profit ............................................          50.8            47.5           39.5
                                                                        --------        --------       --------
Operating expenses:
     Engineering and development .................................          11.0            10.5           17.2
     Selling and marketing .......................................           6.8             7.2           10.2
     General and administrative ..................................           5.0             5.0            6.2
       Amortization of goodwill and other intangibles ............          21.2               -              -
       In-process research and development .......................           9.1               -              -
     Consolidation charges, net ..................................             -               -           (1.4)
                                                                        --------        --------       --------
         Total operating expenses ................................          53.1            22.7           32.2
                                                                        --------        --------       --------
Operating income (loss) ..........................................          (2.3)           24.8            7.3
Nonoperating income ..............................................           5.8             6.6            0.7
                                                                        --------        --------       --------
Income before income taxes .......................................           3.5            31.4            8.0
Income tax provision .............................................          13.1             7.9            0.3
                                                                        --------        --------       --------
Net income (loss) ................................................          (9.6)%          23.5%           7.7%
                                                                        ========        ========       ========



                       EMULEX CORPORATION AND SUBSIDIARIES

FISCAL 2001 VERSUS FISCAL 2000

Net Revenues. Net revenues for 2001 were $245,307, an increase of $105,535, or 76 percent, from 2000. Net revenues for 2001 consisted of $205,529 from sales to OEMs, $39,110 from sales through distribution channels and $668 from sales directly to end users. This represents an increase in OEM sales of $100,749, or 96 percent, and an increase in distribution sales of $4,584, or 13 percent, and an increase in end-user sales of $202, or 43 percent, compared to the prior year.

From a product line perspective, net revenues generated from the Company's Fibre Channel products were $234,020, or 95 percent of total net revenues in 2001. This represents an increase of $114,886, or 96 percent, from 2000. This increase in net revenues from the Company's Fibre Channel products is primarily the result of the increased size of the market for Fibre Channel products and the increased market acceptance of the Company's Fibre Channel products. The Company's net revenues in this emerging market have continued to be generated from OEMs taking product directly and through distribution channels. During the second half of 2001, the Company experienced a downturn in Fibre Channel host bus adapter demand. The Company believes industry-wide decreases in end-user demand for technology solutions caused these deferrals. Net revenues from the Company's traditional networking products were $9,720, or four percent of net revenues in 2001. This represents a decrease of $10,918, or 53 percent, compared to 2000. This decrease in net revenues from the Company's traditional networking products was principally due to the ongoing maturation of these products and a decrease in the Company's focus on these products. The Company expects that its traditional networking products will contribute negligible revenues to succeeding quarters. Net revenues from the Company's IP Storage Networking products, which were added to the Company's product offerings in 2001 with the purchase of Giganet, were $1,567, or one percent of total net revenues for 2001.

In 2001, direct sales to Compaq, IBM, and EMC accounted for 25 percent, 21 percent, and 12 percent of the Company's total net revenues, respectively. No other customer accounted for more than 10 percent of total net revenues. Additionally, some of the Company's larger OEM customers purchased products indirectly through distributors, resellers or other third parties. Total net revenues, including direct sales to the Company's customers and their customer-specific models purchased indirectly through other distribution channels, amounted to 30 percent of the Company's total net revenues for IBM, 25 percent for Compaq and 22 percent for EMC in 2001. In 2000, direct sales to Compaq, IBM, EMC, and Avnet accounted for 23 percent, 15 percent, 14 percent, and 10 percent of the Company's total net revenues, respectively. No other customer accounted for more than 10 percent of total net revenues during this period. Total net revenues, including direct sales to the Company's customers and their customer-specific models purchased indirectly through other distribution channels, amounted to 27 percent of the Company's total net revenues for Compaq, 22 percent for EMC, and 19 percent for IBM in 2000. Direct sales to the Company's top five customers accounted for 72 percent of total net revenues in 2001, compared to 70 percent in 2000. In early September of calendar 2001, Compaq and Hewlett-Packard announced a proposed merger. The Company does not know the effect, if any, that such merger would have on the Company's sales.

Domestic net revenues were $154,505, or 63 percent of total net revenues, and $97,428, or 70 percent of total net revenues, for 2001 and 2000, respectively. This increase in domestic net revenues of $57,077, or 59 percent, is principally due to the increasing level of Fibre Channel product shipments during the current fiscal year. The increase in Fibre Channel shipments is primarily the result of the increased market acceptance of the Company's Fibre Channel products. International net revenues were $90,802, or 37 percent of total net revenues, and $42,344, or 30 percent of total net revenues, for 2001 and 2000, respectively. This increase in international net revenues of $48,458, or 114%, is also principally due to the increasing level of Fibre Channel product shipments during the current fiscal year. Although both domestic and international net revenues have increased, international net revenues have become a larger percent of total net revenues due to the increased market acceptance of Fibre Channel products beyond the domestic market in the current fiscal year.

Gross Profit. Cost of products sold included the cost of production of finished products, as well as support costs and other expenses related to inventory management, manufacturing quality and order fulfillment. In 2001, gross profit increased $58,069, or 87 percent, to $124,495 from $66,426 in 2000. Gross margin increased to 51 percent for 2001 compared to 48 percent for 2000 primarily due to efficiencies of scale and changes in product mix. In addition, the Company absorbed approximately four months of its IP Storage Networking Group's cost of products sold, which included $24 of amortized deferred compensation expense related to the purchase of Giganet.

Engineering and development. Engineering and development expenses consisted primarily of salaries and related expenses for personnel engaged in the design, development and technical support of the Company's products. These expenses included third-party fees paid to consultants, prototype development expenses and computer services costs related to supporting computer tools used in the design process. Engineering and development expenses were $27,002 and $14,727 for 2001 and 2000, respectively, representing 11 percent of net revenues in each year. Engineering and development expenses increased by $12,275, or 83 percent, in 2001 compared to 2000 primarily due to the Company's increased investment in its Fibre Channel product development. In addition, the Company absorbed approximately four months of its IP Storage Networking Group's engineering and development expenses, which included $843 of amortized deferred compensation expenses related to the purchase of Giganet. The Company has continued to increase its investment in storage networking product development. However, the Company's revenue has also expanded. Consequently, engineering and development expenses have remained relatively constant as a percentage of net revenues. Due to the technical nature of the Company's products, engineering support is a critical part of the Company's strategy during both the development of its products and the support of its customers from product design through deployment into the market. Management intends to continue to make significant investments in the technical support and enhancement of the Company's current products, as well as the continued development of new products.

Selling and marketing. Selling and marketing expenses consisted primarily of salaries, commissions and related expenses for personnel engaged in the marketing and sales of the Company's products, as well as trade shows, product literature, promotional support costs and other advertising related costs. Selling and marketing expenses were $16,734 and $10,077 for 2001 and 2000, respectively, representing seven percent of net revenues in each year. Selling and marketing expenses in 2001 increased by $6,657, or 66 percent, from 2000. This increase was primarily due to increased salaries and commissions associated with additional employees and higher revenues, and increased promotion and advertising costs. In addition, the Company absorbed approximately four months of its IP Storage Networking Group's selling and marketing expenses, which included $461 of amortized deferred compensation expenses related to the purchase of Giganet. Additionally, the Company recognized $339 of amortized deferred compensation expense related to a change to some its international employees' stock option agreements resulting from a change in the United Kingdom's tax laws.

General and administrative. General and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees and other associated corporate expenses. General and administrative expenses were $12,111 and $6,923 for 2001 and 2000, respectively, representing five percent of net revenues in each year. General and administrative expenses in 2001 increased by $5,188, or 75 percent, from

2000 primarily due to higher compensation associated with additional employees and higher revenues. In addition, the Company absorbed approximately four months of its IP Storage Networking Group's general and administrative expenses, which included $89 of amortized deferred compensation expenses related to the purchase of Giganet.

Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles included the amortization of goodwill and other purchased intangible assets that related to the purchase of Giganet, completed during 2001. The amortization of goodwill and other intangibles was $52,085 for 2001, representing 21 percent of net revenues. No amortization of goodwill and other intangibles was incurred in 2000. Until the Company adopts Statement 142, the Company expects to incur approximately $40,000 per quarter of additional amortization of goodwill and other intangibles in future periods as a result of this purchase transaction. Under current Generally Accepted Accounting Principles, the goodwill and other intangibles are being amortized over periods of two to seven years and the resulting recurring quarterly charges are expected to approximate or exceed the Company's current level of pretax earnings, potentially generating a net loss for the Company in upcoming quarters.

In-process research and development. In-process research and development expense related to the purchase of Giganet, completed during 2001. The in-process research and development expense was $22,280 for 2001, representing 9 percent of net revenues. No in-process research and development expense was incurred in 2000.

Nonoperating Income. Nonoperating income consisted primarily of interest income. The Company's nonoperating income increased $5,170 to $14,301 in 2001 compared to $9,131 in 2000. This increase in nonoperating income is primarily due to an increase in interest income associated with the investments of the funds the Company received from the secondary offering of common stock completed during the fourth quarter of fiscal 1999, as well as cash generated from operations. Additionally, in 2001, nonoperating income included $690 related to a pre-acquisition note receivable from Giganet and a one-time gain of $1,884 from the sale of a strategic investment.

Income Taxes. For 2001, the Company recorded a tax provision in the amount of $32,187, or 375 percent. The tax provision is higher than the statutory federal tax rate primarily due to the non-deductibility of the goodwill amortization and the in-process research and development charge. For 2000, the Company recorded a 25 percent tax provision in the amount of $11,016. The Company's effective tax rate of 25 percent for 2000 was due to a reduction of the valuation allowance held against certain net operating loss carryforwards.

While the Company recorded pre-tax net income during the current year, a tax net operating loss was generated primarily due to stock option deductions of $129,424. Due to the possibility of ongoing tax losses in the future, the Company continues to maintain a valuation allowance against a significant portion of its deferred tax assets.

In 2001, the California Franchise Tax Board completed its audit of the Company's California income tax returns for years 1989, 1990 and 1991. The Company paid $536 in tax and interest, which had been reserved for in a prior fiscal year, to settle the audit. Additionally, Emulex Caribe, the Company's former subsidiary, is undergoing examination by the Internal Revenue Service of its 1995 tax return. In the opinion of management, this examination will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

FISCAL 2000 VERSUS FISCAL 1999

Net Revenues. Net revenues for 2000 were $139,772, an increase of $71,287, or 104 percent from 1999. Net revenues for 2000 consisted of $104,780 from sales to OEMs, $34,526 from sales sold through distribution channels and $466 from sales directly to end users. This represented an increase in OEM sales of $53,948, or 106 percent, and an increase in distribution sales of $18,348, or 113 percent, compared to the prior year. These increases were partially offset by a decrease in end-user sales of $1,009, or 68 percent.

From a product line perspective, net revenues generated from the Company's Fibre Channel products were $119,134, or 85 percent of net revenues in 2000. This represented an increase of $80,441, or 208 percent, from 1999. This increase in net revenues from the Company's Fibre Channel products was primarily the result of the increased size of the market for Fibre Channel products and the increased market acceptance of the Company's Fibre Channel products. The Company's revenues in this emerging market were generated from OEMs taking product directly and through distribution channels. Net revenues from the Company's traditional networking products were $20,638, or 15 percent of net revenues in 2000. This represented a decrease of $9,154, or 31 percent, compared to 1999. This decrease in net revenues from the Company's traditional networking products was principally due to the ongoing maturation of these products and a decrease in the Company's focus on these products. The Company issued last time buy notifications to customers for its traditional networking products during the last quarter of fiscal 2000.

In 2000, direct sales to Compaq, IBM (including Sequent), EMC (including Data General), and Avnet accounted for 23 percent, 15 percent, 14 percent, and 10 percent of the Company's net revenues, respectively. No other customer accounted for more than 10 percent of net revenues during this period. In 2000, some of the Company's larger OEM customers purchased products through distributors or resellers. Total net revenues, including direct sales to the Company's customers and their customer-specific models purchased indirectly through other distribution channels, amounted to 27 percent of the Company's net revenues for Compaq, 22 percent for EMC, and 19 percent for IBM. In 1999, sales to IBM (including Sequent), Compaq, and EMC

(including Data General), accounted for 25 percent, 14 percent, and 10 percent of the Company's net revenues, respectively. No other customer accounted for more than 10 percent of net revenues during this period. Direct sales to the Company's top five customers accounted for 70 percent of net revenues in 2000 compared to 58 percent in 1999.

Domestic net revenues were $97,428, or 70 percent of total net revenues, and $46,751, or 68 percent of total net revenues, for 2000 and 1999, respectively. This increase in domestic net revenues of $50,677, or 108 percent, was principally due to the increasing level of Fibre Channel product shipments during the current fiscal year. The increase in Fibre Channel shipments is primarily the result of the increased size of the market for Fibre Channel products and the increased market acceptance of the Company's Fibre Channel products. International net revenues were $42,344, or 30 percent of total net revenues, and $21,734, or 32 percent of total net revenues, for 2000 and 1999, respectively. This increase in international revenues of $20,610, or 95 percent, was also principally due to the increasing level of Fibre Channel product shipments during the current fiscal year. Although both domestic and international revenues increased, domestic revenues were a larger percent of net revenues due to the heavier concentration of Fibre Channel shipments to domestic OEMs.

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

Engineering and development. Engineering and development expenses were $14,727 and $11,766 for 2000 and 1999, representing 11 percent and 17 percent of net revenues, respectively. Engineering and development expenses increased by $2,961, or 25 percent, in 2000 compared to 1999 as the Company increased its investment in its Fibre Channel product development. Even though the Company continued to increase its investment in Fibre Channel product development, it did not increase as quickly as revenue expanded. Consequently, engineering and development expenses decreased as a percentage of net revenues.

Selling and marketing. Selling and marketing expenses were $10,077 and $6,953 in 2000 and 1999, representing seven percent and 10 percent of net revenues, respectively. Selling and marketing expenses in 2000 increased by $3,124, or 45 percent, from 1999. This increase was primarily due to increased salaries and commissions associated with additional employees and higher revenues as well as increased promotion and advertising costs. However, as a portion of the selling and marketing expenses is fixed, these expenses did not expand at the same rate as the Company's net revenues. Consequently, as a percentage of net revenues, selling and marketing expenses decreased.

General and administrative. General and administrative expenses were $6,923 and $4,279 in 2000 and 1999, representing five percent and six percent of net revenues, respectively. General and administrative expenses increased by $2,644, or 62 percent, in 2000 compared to 1999, primarily due to additional employees and higher compensation associated with the higher revenues. Similar to selling and marketing expenses, these expenses did not expand at the same rate as the Company's net revenues. Consequently, as a percentage of net revenues, general and administrative expenses have decreased slightly.

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

Income Taxes. For 2000, the Company recorded a 25 percent tax provision in the amount of $11,016. The Company's effective tax rate of 25 percent for this period was due to a reduction of the valuation allowance held against certain net operating loss carryforwards. For 1999, the Company recorded a tax provision of $247, or approximately four percent. The Company's effective tax rate of approximately four percent for 1999 was primarily due to the utilization of certain net operating losses.

NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement 141, "Business Combinations," and Statement 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

The Company is required to adopt the provisions of Statement 141 upon issuance, which was in July 2001. Statement 142 must be adopted in fiscal years beginning after December 15, 2001, as of the beginning of the fiscal year. Companies with fiscal year ends beginning after March 15, 2001, who have not yet issued financial statements for their first interim period may early adopt Statement
142. Furthermore, any goodwill and intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001, will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001, will continue to be amortized prior to the adoption of Statement 142.

Statement 141 will require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

The Company is currently reviewing to determine when it will adopt Statement
142. The adoption of Statement 142 will have a significant effect on the Company's results of operations. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

At July 1, 2001, the Company had $226,334 in working capital, and $223,480 in cash and cash equivalents, current investments and long-term investments. At July 2, 2000, the Company had $165,602 in working capital, and $180,998 in cash and cash equivalents, current investments and long-term investments. The Company's cash and cash equivalents increased by $13,000 during 2001 from $23,471 as of July 2, 2000, to $36,471 as of July 1, 2001. This increase in cash and cash equivalents was due to the Company's operating activities and financing activities, which provided $56,941 and $10,844 of cash and cash equivalents, respectively. The cash provided by operating and financing activities was partially offset by investing activities, which used $54,785 of cash and cash equivalents.

Operating activities provided $56,941 of cash and cash equivalents in 2001. This increase in cash and cash equivalents was primarily due to the Company's net loss adjusted for the amortization of goodwill and other intangibles and in-process research and development expense, the tax benefit from the exercise of stock options, depreciation and amortization, and increases in accounts payable and accrued liabilities; offset by increases in inventories and accounts receivable, as well as changes in other working capital balances. Operating activities provided $44,942 of cash and cash equivalents in 2000. This increase in cash and cash equivalents was primarily due to the Company's net loss adjusted for the amortization of goodwill and other intangibles and in-process research and development expense, the tax benefit from the exercise of stock options, and changes in other working capital balances.

Investing activities, including purchases of investments of $524,091, maturities of investments of $491,009, acquisitions of property and equipment of $11,657, and payments for the purchase of Giganet, Inc., net of cash acquired, of $15,530, used $54,785 of cash and cash equivalents in 2001. In 2000, investing activities, which primarily included purchases of investments of $637,892, maturities of investments of $595,745 and the acquisition of property and equipment of $5,703, used $47,820 of cash and cash equivalents.

Net financing activities, which were primarily limited to the net proceeds from the exercise of stock options of $9,742 and proceeds from a note receivable issued in exchange for restricted stock of $1,114, provided $10,844 of cash and cash equivalents in 2001 compared to providing $4,065 of cash and cash equivalents in 2000 primarily from the net proceeds from the exercise of stock options of $4,083.

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

Item 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE SENSITIVITY

At July 1, 2001, the Company's investment portfolio consisted primarily of fixed income securities, excluding those classified as cash equivalents, of $187,009 (see Note 3 of the Consolidated Financial Statements). The Company has the positive intent and ability to hold these securities to maturity. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10 percent from the levels existing as of July 1, 2001, the decline in the fair value of the portfolio would not be material to the Company's financial position, results of operations and cash flows.

FOREIGN CURRENCY

The Company has executed and will continue to execute a small amount of transactions in foreign currencies. As a result, the Company may be exposed to financial market risk resulting from fluctuations in foreign currency rates, particularly the Spanish Peseta, the British Pound, the French Franc, and the Euro. Given the relatively small number of foreign currency transactions, the Company does not believe that its potential exposure to fluctuations in foreign currency rates is significant.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item is included herein as part of Item 14(a) of Part IV of this annual report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

There is incorporated herein by reference the information required by this Item in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended July 1, 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive and certain other officers of the Company or its principal operating subsidiary are as follows:

Name                             Position                                                                 Age
----                             --------                                                                 ---
Paul F. Folino                   President and Chief Executive Officer and Director                        56
Ronald P. Quagliara(1)           President, IP Storage Networking Group                                    52
Kirk D. Roller(1)                Chief Operating Officer                                                   39
William F. Gill(1)               Executive Vice President, Worldwide Sales                                 44
Sadie A. Herrera(1)              Executive Vice President, Human Resources                                 52
Karen Mulvany(1)                 Executive Vice President, Business Planning and Development               44
Michael J. Rockenbach            Executive Vice President, Chief Financial Officer, Secretary
                                   and Treasurer                                                           40
Michael E. Smith(1)              Executive Vice President, Worldwide Marketing                             39
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

Mr. Quagliara joined the Company in March 1995 as vice president, research and development. Mr. Quagliara was promoted to president, IP storage networking group in December 2000. Prior to joining the Company, Mr. Quagliara spent five years with Ascom Timeplex, Inc., a manufacturer of router bridges and other networking equipment. Most recently he was vice president and general manager of Acsom's LAN Interworking Business Unit.

Mr. Roller joined the Company in April 1998 as vice president, worldwide sales. Mr. Roller was promoted to chief operating officer in December 2000. Prior to joining the Company, Mr. Roller spent three years with Compaq Computer Corporation's Networking Product Division, most recently as director and general manager of their NIC Business Unit. Prior to that, Mr. Roller spent two years as director of sales and marketing for InterConnections, Inc., a subsidiary of the Company.

Mr. Gill joined the Company in January 2000 as vice president, OEM sales and in December 2000, was promoted to executive vice president worldwide sales. The year before joining the Company, Mr. Gill was director, business development for Pinnacle Multimedia, a developer of training management software. From 1994 to 2000, he held various senior sales positions with 3Com and U.S. Robotics.

Ms. Herrera joined the Company in 1988 as benefits administrator, and was promoted to vice president, human resources in May 1995 and executive vice president, human resources in December 2000. At the time of her promotion, Ms. Herrera was senior director, human resources. Ms. Herrera had over 15 years of human resource management experience with the Remex Division of Ex-Cell-O/Textron Corporation and other companies prior to joining the Company.

Ms. Mulvany joined the Company as vice president, business planning and development in March 2000 and was promoted to executive vice president, business planning and development in December 2000. Prior to joining the Company, Ms. Mulvany consulted for the Company and various other technology companies since 1991 in the areas of investor relations, mergers and acquisitions, strategic planning and corporate finance.

Mr. Rockenbach joined the Company in 1991 and has served as the Company's executive vice president and chief financial officer since December 2000. Prior to that, he was vice president and chief financial officer. From 1991 to 1996, Mr. Rockenbach served in senior finance and accounting positions with the Company. From 1987 until joining the Company, Mr. Rockenbach served in various manufacturing finance and financial planning positions at Western Digital Corporation. Most recently he was manager of financial planning for the microcomputer products division.

Mr. Smith joined the Company in October 1998 as senior director of Fibre Channel marketing and was promoted to vice president, Fibre Channel marketing in June 1999, then to vice president, worldwide marketing in August 1999 and subsequently to executive vice president worldwide marketing in December 2000. Prior to joining the company, Mr. Smith spent 2 _ years with Adaptec, Inc. as marketing manager of peripheral technologies solutions and most recently as marketing manager, Fibre Channel products. From 1986 to 1996, Mr. Smith held various engineering and marketing positions with Western Digital Corporation, most recently as director of marketing, I/O products.

None of the executive officers of the parent Company or officers of its principal operating subsidiary has any family relationship with any other executive officer of the Company, other officer of its principal operating subsidiary or director of the Company.

Item 11. EXECUTIVE COMPENSATION.

There is incorporated herein by reference the information required by this Item in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended July 1, 2001.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

There is incorporated herein by reference the information required by this Item in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended July 1, 2001.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There is incorporated herein by reference the information required by this Item in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended July 1, 2001.

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

                       EMULEX CORPORATION AND SUBSIDIARIES
                           Annual Report -- Form 10-K
                         Items 8, 14(a)(1) and 14(a)(2)
            Index to Consolidated Financial Statements and Schedule
                  July 1, 2001, July 2, 2000, and June 27, 1999
                   (With Independent Auditors' Report Thereon)



Consolidated Financial Statements                                                   Page Number
---------------------------------                                                   -----------
Independent Auditors' Report...................................................         32

Consolidated Balance Sheets  --  July 1, 2001 and July 2, 2000 ................         33

Consolidated Statements of Operations  --  Years ended July 1, 2001,
  July 2, 2000 and June 27, 1999...............................................         34

Consolidated Statements of Stockholders' Equity  --  Years ended
  July 1, 2001, July 2, 2000 and June 27, 1999.................................         35

Consolidated Statements of Cash Flows  --  Years ended
  July 1, 2001, July 2, 2000 and June 27, 1999.................................         36

Notes to Consolidated Financial Statements.....................................         37

Schedule

Schedule II  --  Valuation and Qualifying Accounts and Reserves................         54


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emulex Corporation and subsidiaries as of July 1, 2001, and July 2, 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended July 1, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






                                                                     KPMG LLP


Orange County, California
August 4, 2001

                       EMULEX CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                         July 1, 2001, and July 2, 2000
                        (in thousands, except share data)

                                                                                        2001             2000
                                                                                      ---------       ---------
Assets

Current assets:
     Cash and cash equivalents .................................................      $  36,471       $  23,471
     Investments ...............................................................        148,204         128,234
     Accounts and other receivables, less allowance for
        doubtful accounts of $1,298 in 2001 and $844 in 2000 ...................         40,239          24,332
     Inventories, net ..........................................................         38,616          12,635
     Prepaid expenses ..........................................................          2,527           1,021
     Deferred income taxes .....................................................          1,579             453
                                                                                      ---------       ---------
         Total current assets ..................................................        267,636         190,146

Property and equipment, net ....................................................         18,379           6,927
Long-term investments ..........................................................         38,805          29,293
Goodwill and other intangibles, net ............................................        590,316               -
Deferred income taxes and other assets .........................................          2,878           3,629
                                                                                      ---------       ---------
                                                                                      $ 918,014       $ 229,995
                                                                                      =========       =========

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable ..........................................................      $  29,253       $  17,869
     Accrued liabilities .......................................................         11,749           6,355
     Income taxes payable and other current liabilities ........................            300             320
                                                                                      ---------       ---------
         Total current liabilities .............................................         41,302          24,544

Deferred income taxes and other liabilities ....................................             26               -
                                                                                      ---------       ---------

                                                                                         41,328          24,544
                                                                                      ---------       ---------
Commitments and contingencies (note 9)

Stockholders' equity:
     Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock);
         none issued and outstanding ...........................................              -               -
     Common stock, $0.10 par value; 120,000,000 shares authorized;
         81,799,322 and 72,466,848 issued and outstanding in 2001
         and 2000, respectively ................................................          8,180           7,247
     Additional paid-in capital ................................................        861,461         155,190
     Deferred compensation .....................................................        (12,366)              -
     Retained earnings .........................................................         19,411          43,014
                                                                                      ---------       ---------

Total stockholders' equity .....................................................        876,686         205,451
                                                                                      ---------       ---------
                                                                                      $ 918,014       $ 229,995
                                                                                      =========       =========

          See accompanying notes to consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
            Years Ended July 1, 2001, July 2, 2000, and June 27, 1999
                      (in thousands, except per share data)


                                                                       2001            2000           1999
                                                                    ---------       ---------      ---------
Net revenues .................................................      $ 245,307       $ 139,772      $  68,485
                                                                    ---------       ---------      ---------

Cost of sales ................................................        120,812          73,346         40,138
Cost of sales - inventory charges related to consolidation ...              -               -          1,304
                                                                    ---------       ---------      ---------

     Total cost of sales .....................................        120,812          73,346         41,442
                                                                    ---------       ---------      ---------
        Gross profit .........................................        124,495          66,426         27,043
                                                                    ---------       ---------      ---------

Operating expenses:
   Engineering and development ...............................         27,002          14,727         11,766
   Selling and marketing .....................................         16,734          10,077          6,953
   General and administrative ................................         12,111           6,923          4,279
   Amortization of goodwill and other intangibles ............         52,085               -              -
   In-process research and development .......................         22,280               -              -
   Consolidation charges, net ................................              -               -           (987)
                                                                    ---------       ---------      ---------
       Total operating expenses ..............................        130,212          31,727         22,011
                                                                    ---------       ---------      ---------

Operating income (loss) ......................................         (5,717)         34,699          5,032

Nonoperating income ..........................................         14,301           9,131            480
                                                                    ---------       ---------      ---------

Income before income taxes ...................................          8,584          43,830          5,512

Income tax provision .........................................         32,187          11,016            247
                                                                    ---------       ---------      ---------

Net income (loss) ............................................      $ (23,603)      $  32,814      $   5,265
                                                                    =========       =========      =========

Net income (loss) per share:
    Basic ....................................................      $   (0.31)      $    0.46      $    0.10
                                                                    =========       =========      =========
    Diluted ..................................................      $   (0.31)      $    0.43      $    0.09
                                                                    =========       =========      =========

Number of shares used in per share computations:
    Basic ....................................................         76,122          70,823         50,739
                                                                    =========       =========      =========
    Diluted ..................................................         76,122          76,452         56,524
                                                                    =========       =========      =========


          See accompanying notes to consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
           Years ended July 1, 2001, July 2, 2000, and June 27, 1999
                        (in thousands, except share data)


                                                                              Additional                                  Total
                                                         Common Stock          Paid-In       Deferred      Retained   Stockholder's
                                                      Shares       Amount      Capital     Compensation    Earnings      Equity
                                                    ----------   ----------   ----------   ------------   ----------  -------------
Balance at June 28, 1998 ..........................  49,066,576   $    4,907   $    3,764    $        -    $    4,935    $   13,606

    Stock offering ................................  18,520,000        1,852      130,986             -             -       132,838
    Exercise of stock options, net of 1,688
      shares retired ..............................     281,200           28          156             -             -           184
    Net income ....................................           -            -            -             -         5,265         5,265
                                                     ----------   ----------   ----------    ----------    ----------    ----------

Balance at June 27, 1999 ..........................  67,867,776        6,787      134,906             -        10,200       151,893

    Exercise of stock options, net of 7,396
       shares retired .............................   4,599,072          460        3,623             -             -         4,083
    Tax benefit from exercise of stock options ....           -            -       16,661             -             -        16,661
    Net income ....................................           -            -            -             -        32,814        32,814
                                                     ----------   ----------   ----------    ----------    ----------    ----------

Balance at July 2, 2000 ...........................  72,466,848        7,247      155,190             -        43,014       205,451

    Common shares issued, options assumed,
      and deferred stock compensation for
      business combination ........................   6,744,638          674      663,256       (13,892)            -       650,038
    Proceeds from note receivable issued in
      exchange for restricted stock ...............           -            -        1,114             -             -         1,114
    Deferred stock compensation for
       international employees options ............           -            -        1,113        (1,113)            -             -
    Amortization of deferred stock compensation ...           -            -            -         1,756             -         1,756
    Reversal of deferred stock compensation due to
      employee terminations .......................           -            -         (883)          883             -             -
    Exercise of stock options .....................   2,587,836          259        9,483             -             -         9,742
    Tax benefit from exercise of stock options ....           -            -       32,188             -             -        32,188
    Net loss ......................................           -            -            -             -       (23,603)      (23,603)
                                                     ----------   ----------   ----------    ----------    ----------    ----------

Balance at July 1, 2001 ...........................  81,799,322   $    8,180   $  861,461    $  (12,366)   $   19,411    $  876,686
                                                     ==========   ==========   ==========    ==========    ==========    ==========


          See accompanying notes to consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
            Years Ended July 1, 2001, July 1, 2000, and June 27, 1999
                                 (in thousands)

                                                                               2001           2000           1999
                                                                            ---------      ---------      ---------
Cash flows from operating activities:
Net income (loss) ........................................................  $ (23,603)     $  32,814      $   5,265
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
          Depreciation and amortization ..................................      4,801          1,814          1,648
          Gain on sale of strategic investment ...........................     (1,884)             -              -
          Stock-based compensation .......................................      1,756              -              -
          Amortization of goodwill and other intangibles .................     52,085              -              -
          In-process research and development ............................     22,280              -              -
          Loss (gain) on disposal of property, plant and equipment .......        400            112           (750)
          Deferred income taxes ..........................................       (536)        (5,643)             -
          Tax benefit from exercise of stock options .....................     32,188         16,661              -
          Impairment of intangibles ......................................          -            175            125
          Provision for doubtful accounts ................................        435            435             86
          Changes in assets and liabilities:
              Accounts receivable ........................................    (15,714)        (7,679)        (5,033)
              Inventories ................................................    (25,007)        (1,552)        (1,177)

              Prepaid expenses and other assets ..........................       (111)          (701)            18
              Accounts payable ...........................................      5,882          6,474          4,486
              Accrued liabilities ........................................      4,006          2,064         (2,987)
              Income taxes payable .......................................        (37)           (32)           215
                                                                            ---------      ---------      ---------
                Net cash provided by operating activities .............        56,941         44,942          1,896
                                                                            ---------      ---------      ---------

Cash flows from investing activities:
Net proceeds from sale of property, plant and equipment ..................          -             30          2,999
Additions to property and equipment ......................................    (11,657)        (5,703)        (1,953)
Payment for purchase of Giganet, Inc., net of cash acquired ..............    (15,530)             -              -
Purchases of investments .................................................   (524,091)      (637,892)      (115,380)
Maturity of investments ..................................................    491,009        595,745              -
Proceeds from sale of strategic investment ...............................      5,484              -              -
                                                                            ---------      ---------      ---------
      Net cash used in investing activities ..............................    (54,785)       (47,820)      (114,334)
                                                                            ---------      ---------      ---------

Cash flows from financing activities:
Principal payments under capital leases ..................................        (12)           (18)           (76)
Net proceeds from issuance of common stock under stock option plans ......      9,742          4,083            184
Proceeds from note receivable issued in exchange for restricted stock ....      1,114              -              -
Net proceeds from stock offering .........................................          -              -        132,838
                                                                            ---------      ---------      ---------
      Net cash provided by financing activities ..........................     10,844          4,065        132,946
                                                                            ---------      ---------      ---------

Net increase in cash and cash equivalents ................................     13,000          1,187         20,508

Cash and cash equivalents at beginning of year ...........................     23,471         22,284          1,776
                                                                            ---------      ---------      ---------

Cash and cash equivalents at end of year .................................  $  36,471      $  23,471      $  22,284
                                                                            =========      =========      =========

Supplemental disclosures:
Noncash investing and financing activities
      Fair value of assets acquired ......................................  $   7,832      $       -      $       -
      Fair value of liabilities assumed ..................................      8,136              -              -
      Common stock issued and options assumed for acquired business ......    661,678              -              -

Cash paid during the year for:
      Interest ...........................................................        352             21             60
      Income taxes .......................................................        221             32             53


          See accompanying notes to consolidated financial statements.

                       EMULEX CORPORATION AND SUBSIDIARIES

                         Notes to Consolidated Financial
            Statements July 1, 2001, July 2, 2000, and June 27, 1999
             (dollars in thousands, except share and per share data)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation

        The consolidated financial statements include the accounts of Emulex Corporation, a Delaware corporation, and its wholly owned subsidiaries (collectively, the "Company" or "Emulex"). All significant intercompany balances and transactions have been eliminated in consolidation.

        Fiscal Year

        The Company's fiscal year ends on the Sunday nearest June 30. Fiscal years 2001 and 1999 were each comprised of 52 weeks. Fiscal year 2000 was comprised of 53 weeks.

        Common Stock Splits

        On December 15, 2000, the Company completed a two-for-one stock split, with respect to stockholders of record on November 30, 2000. As the par value of the Company's common stock remained at $0.10 per share, all periods presented reflect a reclass from additional paid-in capital to common stock. Additionally, on December 15, 1999, the Company completed a two-for-one stock split, and the par value of the Company's common stock changed from $0.20 per share to $0.10 per share. On August 30, 1999, the Company also completed another two-for-one stock split effected in the form of a stock dividend of one share of Emulex Common stock for each share of common stock outstanding to stockholders of record on August 16, 1999. As the par value of the Company's common stock remained unchanged at this time, a reclass from additional paid in capital to common stock was made for this stock split. All share, per share and related data presented in the consolidated financial statements and footnotes have been retroactively adjusted to reflect these stock splits.

        Consolidation Charges - Fiscal 1999

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

        As of June 28, 1998, actions to complete this consolidation plan were still in process. The remaining consolidation accrual as of June 28, 1998, of $3,173 consisted of approximately $1,661 for severance and related costs, $155 for equipment and office leases, $631 for payroll and related costs for Puerto Rico employees and other directly related costs to complete the closure of the facility after operations had ceased, and other costs substantially incurred by June 28, 1998 including $249 for legal, tax and accounting advice directly related to the closure of the Puerto Rico facility, and $477 for directly related costs incurred primarily at the corporate level to facilitate the closure of the Puerto Rico facility (travel, labor, and other outside services). At June 28, 1998, the Company's work force still included 45 employees of the Puerto Rico operations.

        During the quarter ended December 27, 1998, the Company sold the land and buildings at its former manufacturing facility in Puerto Rico for net proceeds of $2,447, which resulted in a gain of $777. No impairment had previously been recognized related to the land and buildings. Additionally, as the Company essentially completed this consolidation plan including all remaining headcount reductions, the Company recognized additional inventory charges related to consolidation of $1,304 related to the streamlining of the Company's products and a reduction in other accrued consolidation charges of $210 recorded in operating expenses in 2000. When the initial consolidation charge was taken, management of the Company believed this inventory would be sold at positive margins. However, as the Company neared the closure of the manufacturing facility, it determined this inventory was no longer saleable and these additional reductions in inventory were recorded. As of June 27, 1999, this consolidation plan was substantially complete.

                       EMULEX CORPORATION AND SUBSIDIARIES

                         Notes to Consolidated Financial
            Statements July 1, 2001, July 2, 2000, and June 27, 1999
             (dollars in thousands, except share and per share data)

        Foreign Currency Translation

        The Company has designated the U.S. dollar as its functional currency. Accordingly, monetary assets and liabilities denominated in foreign currencies are remeasured into the U.S. dollar at the exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into the U.S. dollar at the appropriate historical exchange rates. Income and expense amounts denominated in foreign currencies are remeasured into the U.S. dollar at the average exchange rates during the period, except for expense items related to non-monetary accounts, which are remeasured at the appropriate historical exchange rates. Net foreign exchange gains and losses are included in other nonoperating income in the period incurred (see note 13).

        Cash Equivalents

        All highly liquid debt instruments with original maturities of three months or less are considered to be cash equivalents.

        Investments

        The Company determines the appropriate balance sheet classification of its investments in debt securities based on maturity date at the time of purchase and evaluates the classification at each balance sheet date. Debt securities are classified as held to maturity as the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity value. Such amortization and interest are included in interest income. The Company's investments in debt securities are diversified among high credit quality securities in accordance with the Company's investment policy.

        Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or net realizable value.

        Property and Equipment

        Property and equipment are stated at cost, and depreciation and amortization are provided on the straight-line method over estimated useful lives of two to ten years.

        Long-Lived Assets

        The Company applies Financial Accounting Standards Board Statement No. ("Statement") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Under Statement 121, the recoverability of long-lived assets is assessed by determining whether the carrying value of an asset can be recovered through projected undiscounted future operating cash flows over its remaining life. The amount of impairment, if any, is measured based on fair value, which is determined using projected discounted future operating cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

        Software Development Costs

        Capitalized software development costs can consist of costs to purchase software to be used within the Company's products and costs to develop software internally. In accordance with Statement 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," capitalization of purchased software occurs only if technological feasibility has been established through completion of product design, working model and testing. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require judgment by management with respect to certain external factors, including but not limited to, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. Further, Statement 86 requires that at each balance sheet date the unamortized costs of a computer software product be compared to the net realizable value of that product. The amount by which the unamortized costs exceed the net realizable value of a product is to be written off. Purchased software costs of $300 were capitalized in 1998. No purchased or internally developed software costs were capitalized in 2001, 2000, or 1999. As a result of an announcement made by a competitor during the quarter ended June 27, 1999, the Company altered some developmental plans which rendered $125 of capitalized purchased software costs unusable. Consequently, the Company recognized impairment of $125 in cost of sales during 1999. During the quarter ended December 26, 1999, the Company discontinued development of the project related to the remaining $175 of capitalized purchased software costs,

                       EMULEX CORPORATION AND SUBSIDIARIES

                         Notes to Consolidated Financial
            Statements July 1, 2001, July 2, 2000, and June 27, 1999
             (dollars in thousands, except share and per share data)


        and accordingly, the Company recognized impairment of $175 in cost of sales during 2000. As of July 1, 2001, and July 2, 2000, there were no unamortized costs of capitalized purchased software included in intangible assets.

        Goodwill and Other Intangibles

        Goodwill and other intangibles resulting from the acquisition of Giganet, Inc. ("Giganet") are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets, ranging from two to seven years.

        Revenue Recognition

        The Company's revenue recognition policies are in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 and the American Institute of Certified Public Accountants Statement of Position 97-2. The Company recognizes revenue at the time of shipment when title and risk of loss have passed. The Company makes certain sales through two-tier distribution channels and has various agreements with certain of its distributors and Master Value Added Resellers (collectively the "Distributors"). These agreements may be terminated upon written notice by either party. Additionally, these Distributors are generally given privileges to return a portion of inventory and to participate in various cooperative marketing programs. Therefore, the Company recognizes revenues to its Distributors based on management's estimates to approximate the point that products have been resold by the Distributors. Additionally, the Company maintains appropriate accruals and allowances for all other programs. Furthermore, the Company provides a warranty of between one and five years on all products and provides a reserve for warranty costs at the time of shipment based on actual historic experience.

        Net Income (Loss) per Share

        The Company applies Statement 128, "Earnings per Share." Statement 128 provides for the calculation of basic and diluted net income (loss) per share. Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of securities that could share in the earnings of an entity. Such shares are not included when there is a loss as the effect would be anti-dilutive.

        Stock-Based Compensation

        Prior to July 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On July 1, 1996, the Company adopted Statement 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, Statement 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma net income per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair-value-based method defined in Statement 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of Statement 123 (see note 10).

        During 2001, the Company adopted the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). This Interpretation clarifies the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN 44 did not result in a material impact to the Company's consolidated financial position, results of operations or liquidity.

                       EMULEX CORPORATION AND SUBSIDIARIES

                         Notes to Consolidated Financial
            Statements July 1, 2001, July 2, 2000, and June 27, 1999
             (dollars in thousands, except share and per share data)

        Fair Value of Financial Instruments

        The Company applies Statement 107, "Disclosures about Fair Value of Financial Instruments." Statement 107 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. Statement 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of July 1, 2001 and July 2, 2000, management believes the fair value of all financial instruments approximated carrying value.

        Business and Credit Concentrations

        The Company sells its products to original equipment manufacturers and distributors throughout the world; however, sales in the United States and Europe currently account for approximately 96 percent of the Company's net revenues, and the Company expects for the foreseeable future, these sales will account for the substantial majority of the Company's revenues. Sales to customers are denominated in U.S. dollars. Consequently, the Company believes its foreign currency risk is minimal. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts. Historically, the Company has not experienced significant losses on accounts receivable. Additionally, some key components used in the manufacture of the Company's products can only be obtained from single sources.

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

        Segment Information

        In June 1997, the FASB issued Statement 131, "Disclosures about Segments of an Enterprise and Related Information." Statement 131 supersedes Statement 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach is based on the method by which management organizes its operating segments within the enterprise. Operating segments, as defined by Statement 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Chief Operating Decision Maker in deciding how to allocate resources and in assessing performance. Statement 131 also requires disclosures about products and services, geographic areas, and major customers. The Company operates in one operating segment, networking products, for purposes of Statement 131.

                       EMULEX CORPORATION AND SUBSIDIARIES

                         Notes to Consolidated Financial
            Statements July 1, 2001, July 2, 2000, and June 27, 1999
             (dollars in thousands, except share and per share data)

NOTE 2 BUSINESS COMBINATION

        On March 1, 2001, the Company completed the acquisition of Giganet, Inc., a privately-held developer of Virtual Interface Internet Protocol networking solutions and a Massachusetts corporation ("Giganet") pursuant to the terms of an Agreement and Plan of Merger, dated December 7, 2000 (as amended by Amendment No. 1 thereto dated February 7, 2001, the "Merger Agreement"), by and among the Company, Giganet, GEMX Network Sub, Inc., a Massachusetts corporation and wholly-owned subsidiary of the Company, and the Stockholder Representatives identified therein. As a result of the merger (the "Merger"), GEMX Network Sub, Inc. merged with and into Giganet and Giganet became a wholly-owned subsidiary of Emulex. Emulex July 2, 2001, Giganet was merged with and into Emulex Corporation, a California corporation, that is the primary operating subsidiary of the Company.

        In connection with the Merger, the Company issued an aggregate of approximately 6,745,000 shares of Emulex common stock in exchange for all of the outstanding shares of Giganet common stock and preferred stock. Of the total shares issued, 800,000 shares are held in escrow for a period of one year to secure indemnification obligations of Giganet under the terms of the Merger Agreement. In addition, the Company reserved for issuance an aggregate of approximately 1,250,000 shares of its common stock for issuance upon exercise of Giganet options assumed by the Company.

        The Merger has been accounted for under the purchase method of accounting in accordance with generally accepted accounting principles. The Company recorded a one-time charge for purchased in-process research and development ("IPR&D") expenses of $22,280 related to the acquisition during the three months ended April 1, 2001.

        The Company utilized an independent third-party appraiser to assess and allocate values to the IPR&D. The values assigned to these projects were determined by identifying projects that have economic value but that had not yet reached technological feasibility and that have no alternative future use. These products had not been released to the market as of the date of the Merger, but the features and functionality of the products had been defined.

        The values of these projects were determined using the Income Forecast Method. In applying the Income Forecast Method, the value of the acquired technologies was estimated by discounting to present value, the free cash flows generated by the products with which the technologies are associated, over the remaining economic lives of the technologies. To distinguish between the cash flows attributable to the underlying technology and cash flows attributable to other assets available for generating product revenues, adjustments were made to provide for a fair return to fixed assets, working capital, and other assets that contribute to value. The estimates were based on the following assumptions:

            - The estimated revenues assume average compound annual revenue growth rates of 102% to 316% during fiscal years 2002 through 2008, depending on the product line. Estimated total revenues from the purchased in-process products peak in the year 2007 and decline in 2008 as other new products are expected to be introduced by the Company. These projections are based on management's estimates over the expected remaining economic lives of the technologies.

            - IPR&D value is comprised of three on-going projects. The estimated cost of revenues as a percentage of revenues is expected to range from 50% to 60%.

            - The discount rates used in the valuation reflect the relative risk of the product lines. For IPR&D projects, the discount rates ranged from 30% to 45%, which was based on the amount and risk of effort remaining to complete the respective development projects.

        The Company believes that the foregoing assumptions used in determining the income forecast associated with the IPR&D products were reasonable. No assurance can be given, however, that the underlying assumptions used to estimate the income forecast, the ultimate revenues and costs on such projects, or the events associated with such projects, will transpire as estimated.

        The total purchase price and allocation among the fair value of tangible and intangible assets and liabilities (including purchased in-process research and development) are summarized as follows:

                  Tangible assets                            $ 20,397
                  Liabilities                                   8,136
                                                             --------
                  Net tangible assets                          12,261

                       EMULEX CORPORATION AND SUBSIDIARIES

                         Notes to Consolidated Financial
            Statements July 1, 2001, July 2, 2000, and June 27, 1999
             (dollars in thousands, except share and per share data)


                  Identifiable intangible assets:
                       In-process research and development     22,280
                       Completed technology                        20
                       Assembled workforce                      2,680
                       Core technology and patents             40,600
                  Goodwill                                    599,101
                  Deferred compensation                        11,624
                                                             --------
                                                             $688,566
                                                             ========

        The goodwill and other intangibles will be amortized on a straight-line basis over the following estimated useful lives, in years:

                  Completed technology                              2
                  Assembled workforce                               4
                  Core technology and patents                       7
                  Goodwill                                          4

        The operating results of Giganet have been included in the condensed consolidated statements of operations since the acquisition date, March 1, 2001.

        Following are the summarized unaudited pro forma combined results of operations for the years ended July 1, 2001, and July 2, 2000, assuming the acquisition had taken place at the beginning of each of those fiscal years. The unaudited pro forma combined statement of operations for the year ended July 2, 2000, was prepared based upon the statement of operations of Emulex for the year ended July 2, 2000, and the statement of operations for Giganet for the year ended September 30, 2000. The unaudited pro forma combined statement of operations for the year ended July 1, 2001, was prepared based upon the statement of operations of Emulex for the year ended July 1, 2001, and the statement of operations for Giganet for the eight months ended March 1, 2001. All operating results of Giganet were included in the statement of operations of Emulex since the acquisition date, March 1, 2001. The unaudited pro forma results exclude the effects of the IPR&D charge but include the amortization of goodwill and other intangibles, and the amortization of deferred compensation. The unaudited pro forma results are not necessarily indicative of the future operations or operations that would have been reported had the acquisitions been completed when assumed. In the fourth quarter, the Company acquired additional information regarding the purchase resulting in a $2,530 adjustment in the goodwill balance.

                                            Years Ended
                                    ----------------------------
                                      July 1,          July 2,
                                       2001             2000
                                    -----------      -----------
                                             (unaudited)
        Net revenues ..........     $   247,580      $   143,115
                                    ===========      ===========
        Net loss ..............     $  (126,194)     $  (142,895)
                                    ===========      ===========
        Net loss per share ....     $     (1.57)     $     (1.83)
                                    ===========      ===========

NOTE 3 CASH AND INVESTMENTS

        The Company's portfolio of cash and investments consists of the following:

                                                        2001         2000
                                                     ---------     ---------
        Cash ...................................     $   2,428     $     146
        Money market funds .....................        34,043        23,325
        Commercial paper .......................        58,117        66,101
        U.S. Government Agency securities ......        50,452        58,031
        Corporate bonds ........................        78,040        33,395

                       EMULEX CORPORATION AND SUBSIDIARIES

                         Notes to Consolidated Financial
            Statements July 1, 2001, July 2, 2000, and June 27, 1999
             (dollars in thousands, except share and per share data)


        Equity investment ...........................................          400            -
                                                                         ---------    ---------
                                                                         $ 223,480    $ 180,998
                                                                         =========    =========

        At July 1, 2001 and July 2, 2000, the net unrealized holding gains and losses on investments were immaterial. Investments at July 1, 2001 and July 2, 2000 were classified as shown below:

                                                                            2001        2000
                                                                         ---------    ---------
        Cash and cash equivalents ...................................    $  36,471    $  23,471
        Short-term investments ......................................      148,204      128,234
        Long-term investments (with maturities from 1 to 2 years) ...       38,805       29,293
                                                                         ---------    ---------
                                                                         $ 223,480    $ 180,998
                                                                         =========    =========


NOTE 4 INVENTORIES

        Components of inventories, net of reserves, are as follows:

                                                                            2001         2000
                                                                         ---------    ---------
                Raw materials .......................................    $  11,524    $   1,016
                Finished goods ......................................       27,092       11,619
                                                                         ---------    ---------
                                                                         $  38,616    $  12,635
                                                                         =========    =========

NOTE 5 PROPERTY AND EQUIPMENT

         Components of property and equipment, net, are as follows:

                                                                            2001         2000
                                                                         ---------    ---------
                Production and test equipment .......................    $  18,698    $  10,275
                Furniture and fixtures ..............................       13,450        5,768
                Leasehold improvements ..............................        2,040          569
                Other equipment .....................................           10            -
                                                                         ---------    ---------
                                                                            34,198       16,612
                Less accumulated depreciation and amortization ......      (15,819)      (9,685)
                                                                         ---------    ---------
                                                                         $  18,379    $   6,927
                                                                         =========    =========

NOTE 6 GOODWILL AND OTHER INTANGIBLES

         Goodwill and other intangibles, net, are as follows:

                                                                            2001         2000
                                                                         ---------    ---------
        Goodwill ....................................................    $ 599,101    $       -
        Core technology and patents .................................       40,600            -
        Assembled workforce .........................................        2,680            -
        Completed technology ........................................           20            -
                                                                         ---------    ---------
                                                                           642,401            -
        Less accumulated amortization ...............................      (52,085)           -
                                                                         ---------    ---------
                                                                         $ 590,316    $       -
                                                                         =========    =========

NOTE 7 ACCRUED LIABILITIES

         Components of accrued liabilities are as follows:

                                                                           2001         2000
                                                                         ---------    ---------
        Payroll and related costs ...................................    $   5,292    $   3,213
        Warranty and related reserves ...............................        1,473          998
        Deferred revenue ............................................        1,617          556
        Advertising and promotions ..................................        1,467          820
        Other .......................................................        1,900          768
                                                                         ---------    ---------
                                                                         $  11,749    $   6,355
                                                                         =========    =========

                       EMULEX CORPORATION AND SUBSIDIARIES

                         Notes to Consolidated Financial
            Statements July 1, 2001, July 2, 2000, and June 27, 1999
             (dollars in thousands, except share and per share data)

NOTE 8 EMPLOYEE RETIREMENT SAVINGS PLAN

        The Company has a pretax savings and profit sharing plan under Section 401(k) of the Internal Revenue Code for substantially all domestic employees. Under the plan, eligible employees are able to contribute up to 15 percent of their compensation not to exceed the maximum IRS deferral amount. Company discretionary contributions match up to four percent of a participant's compensation. The Company's contributions under this plan were $548, $374 and $287 in 2001, 2000 and 1999, respectively.

        The Company offers a similar plan to eligible employees in the United Kingdom, whereby they may contribute up to 15 percent of their compensation. Company discretionary contributions match up to four percent of a participant's compensation. The Company's contributions under this plan were $7, $6 and $5 in 2001, 2000 and 1999, respectively.

        The Company had a similar plan for all employees in the Company's Puerto Rico facility under Section 165(e) of the Internal Revenue Code. This plan was terminated as a part of the Company's closure of its Puerto Rico manufacturing subsidiary completed during 1999. Under this plan, eligible employees were able to contribute up to 10 percent of their compensation not to exceed the maximum IRS deferral amount. Company discretionary contributions matched up to three percent of a participant's compensation. The Company's contributions under this plan were $0, $0 and $25 in 2001, 2000 and 1999, respectively.

NOTE 9 COMMITMENTS AND CONTINGENCIES

        Leases

        The Company leases certain facilities and equipment under long-term noncancelable operating lease agreements which expire at various dates through 2006. Rent expense for the Company under operating leases, including month-to-month rentals, totaled $1,499, $918 and $840 in 2001, 2000 and 1999, respectively.

        Future minimum noncancelable lease commitments are as follows:

                                                                   Operating
                                                                     Leases
                                                                   ---------
       Fiscal year:
          2002....................................................   $2,938
          2003....................................................    1,961
          2004....................................................    1,739
          2005....................................................    1,744
          2006....................................................      589
                                                                   ---------
       Total minimum lease payments..............................    $8,971
                                                                   =========


        Litigation

        Beginning on or about February 20, 2001, the Company and certain of its officers and directors were named as defendants in a number of securities class action lawsuits filed in the United States District Court, Central District of California. The plaintiffs in the actions purport to represent purchasers of the Company's common stock during various periods ranging from January 18, 2001 through February 9, 2001. The complaints allege that the Company and certain of its officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints generally seek compensatory damages, costs and attorney's fees in an unspecified amount. Pursuant to a Stipulation and Court Order, the actions have been consolidated. On August 24, 2001, an Amended and Consolidated Complaint was filed which asserts the same claims as discussed above. The defendants have until October 23, 2001, to respond to this complaint. As a result of these lawsuits, a number of derivative cases have been filed in state courts in California and Delaware alleging that certain officers and directors breached their fiduciary duties to the Company in connection with the events alleged in the class action lawsuits. The derivative suit in Delaware was dismissed on August 28, 2001. On September 6, 2001, a new derivative case was filed

                       EMULEX CORPORATION AND SUBSIDIARIES

                         Notes to Consolidated Financial
            Statements July 1, 2001, July 2, 2000, and June 27, 1999
             (dollars in thousands, except share and per share data)


        in federal court in California. The Company believes that the lawsuits are without legal merit and intends to defend them vigorously. However, because the lawsuits are at an early stage, it is not possible to predict whether the Company will incur any liability or the amount of any liability in connection with such lawsuits. The Company has received inquiries about events giving rise to the lawsuits from the Securities and Exchange Commission and the Nasdaq Stock Market.

        Additionally, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

NOTE 10 STOCKHOLDERS' EQUITY

        Common Stock Splits

        On August 30, 1999, and December 15, 2000, the Company completed two-for-one stock splits, the earlier of which was effected in the form of a stock dividend of one share of Emulex Common Stock for each share of common stock outstanding. As the par value of the Company's common stock remained constant, all periods presented reflect a reclass from additional paid-in capital to common stock for each split. Additionally, on December 15, 1999, the Company completed another two-for-one stock split, and the par value of the Company's common stock changed from $0.20 per share to $0.10 per share. All share and per share data presented in the consolidated financial statements and footnotes have been retroactively adjusted to reflect these stock splits.

        Stock Offering

        In the quarter ended June 27, 1999, the Company completed a secondary offering of 18,520,000 shares of the Company's common stock at a price of $7.63 per share. The Company received proceeds of $132,838, net of underwriter's discount and expenses of $8,377.

        Stock Option Plans

        Under the Company's Employee Stock Option Plan (the "Plan"), the exercise price of options granted will not be less than the fair market value at the date of grant. The total number of shares of common stock authorized for issuance under the Plan is 28,690,000. Unless otherwise provided by the Board of Directors or a committee of the Board administering the Plan, each option granted under the Plan becomes exercisable at the rate of 25 percent one year after the date of grant with an additional 6.25 percent becoming exercisable each three-month interval thereafter.

        On July 6, 1998, the Company's Board of Directors approved a repricing of outstanding stock options granted under the Emulex Corporation Employee Stock Option Plan. Employees were able, at their discretion, to reprice outstanding options with a current option price per share in excess of $0.75 to an exercise price of $0.75 per share which was the market value on July 6, 1998. Stock options totaling 4,342,992 shares were repriced. These shares were included in the amounts granted and canceled during 1999 in the table below. The vesting schedule of the options which were repriced remained unchanged; however, no options which had been repriced could be exercised for a period of 12 months, or until July 6, 1999, regardless of prior vesting. This repricing specifically excluded all options held by Paul F. Folino, the Company's chief executive officer. Furthermore, this repricing did not apply to any shares issued under the Director Plan.

        On October 9, 1997, the Company's Board of Directors adopted the Emulex Corporation 1997 Stock Option Plan for Non-Employee Directors (the "Director Plan") which, as amended, allows for a maximum of 1,480,000 shares of common stock. The Director Plan currently provides that an option to purchase 30,000 shares of common stock of the Company will be granted to each non-employee director of the Company upon the first date that such director becomes eligible to participate. These options shall be exercisable as to one-third of the shares on each anniversary of the grant if the director is still a director of the Company. In addition, on each yearly anniversary of the date of the initial grant, each eligible director shall automatically be granted an additional option to purchase 10,000 shares of common stock. These options shall be exercisable as to one-half of the shares on the six month anniversary, one quarter on the nine month anniversary and one quarter on the year anniversary of the grant date. Options granted under the Director Plan are non-qualified stock options. The exercise price per option granted will not be less than the fair market value at the date of grant. No option granted under the Director Plan shall be exercisable after the expiration of the earlier of (i) ten years following the date the option is granted or (ii) one year following the date the optionee ceases to be a director of the Company for any reason. Options to purchase 320,000, 280,000 and 160,000 shares were granted under the Director Plan in 2001, 2000 and 1999, respectively.

                       EMULEX CORPORATION AND SUBSIDIARIES

                         Notes to Consolidated Financial
            Statements July 1, 2001, July 2, 2000, and June 27, 1999
             (dollars in thousands, except share and per share data)

        Employee Stock Purchase Plan

        In fiscal 2001, the Company's Board of Directors adopted an Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, employees of the Company who elect to participate are granted options to purchase common stock at a 15% discount from the lower of the market value of the common stock at the beginning or the end of each six month offering period. The Purchase Plan permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from their salary an amount between 1% and 10% of compensation. The Compensation Committee of the Board of Directors administers the Purchase Plan. The Company has reserved a total of 200,000 shares of common stock for issuance under the Purchase Plan. As of July 1, 2001, and July 2, 2000, there were no shares issued under the Purchase Plan.

        Following is a summary of stock option transactions for 1999, 2000 and 2001:


                                                                                                  Weighted
                                                                             Number          average exercise
                                                                            of Shares         price per share
                                                                            ----------       ----------------
        Options outstanding at June 28, 1998 ...........................     7,672,328                1.62

          Granted ......................................................     5,970,992                1.50
          Exercised ....................................................      (282,888)               0.71
          Canceled .....................................................    (4,975,672)               1.89
                                                                            ----------

        Options outstanding at June 27, 1999 ...........................     8,384,760                1.46

          Granted ......................................................     3,048,400               31.84
          Exercised ....................................................    (4,606,468)               0.92
          Canceled .....................................................      (119,560)               1.01
                                                                            ----------

        Options outstanding at July 2, 2000 ............................     6,707,132               15.65
          Granted ......................................................     5,275,356               30.72
          Exercised ....................................................    (2,587,836)               3.76
          Canceled .....................................................      (299,314)              31.13
                                                                            ----------

        Options outstanding at July 1, 2001 ............................     9,095,338               27.27
                                                                            ==========

        The options granted of 5,275,356 shares in fiscal 2001 included 1,248,756 options issued in exchange for the outstanding Giganet options. The majority of the 1,248,756 options were originally granted by Giganet below fair market value prior to the Merger. In conjunction with the Agreement and Plan of Merger, the Company recorded deferred compensation and related amortization of $13,892 and $1,756, respectively, for the year ended July 1, 2001.

        As of July 1, 2001, July 2, 2000, and June 27, 1999, the number of options exercisable was 2,133,112, 2,081,204 and 2,236,000, respectively, and the weighted average exercise price of those options was $14.98, $3.30 and $1.22, respectively.

                                        Options Outstanding                       Options Exercisable
                             --------------------------------------------     ----------------------------
                                             Weighted          Weighted                          Weighted
                                             average           average                           average
                              Outstanding    exercise         remaining       Exercisable       exercise
            Range of            as of        price per       contractual         as of          price per
         Exercise Prices     July 1, 2001     option         life (years)     July 1, 2001        option
        -----------------    ------------   -----------      ------------     ------------     -----------
        $ 0.47 to $  4.63      2,061,517    $      1.75           7.19         1,244,073       $      1.58
        $ 4.67 to $ 17.00      1,910,509    $     14.40           8.85           436,234       $     12.03
        $17.44 to $ 30.97      2,390,325    $     25.64           9.18            77,225       $     25.90
        $32.11 to $ 49.75      1,474,587    $     40.76           9.03           189,839       $     41.55
        $50.06 to $109.03      1,258,400    $     75.88           9.19           185,741       $     80.02
                             -----------                                      ----------
         $0.47 to $109.03      9,095,338    $     27.27           8.64         2,133,112       $     14.98
                             ===========                                      ==========

                       EMULEX CORPORATION AND SUBSIDIARIES

                         Notes to Consolidated Financial
            Statements July 1, 2001, July 2, 2000, and June 27, 1999
             (dollars in thousands, except share and per share data)

        The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for stock options in the consolidated financial statements with the exception of $1,756 in fiscal 2001, which consists of the amortization of deferred stock compensation related to the recognition of stock compensation for unvested options assumed in the Giganet acquisition and for international employees' stock options. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company's net income (loss) would have been the pro forma amounts indicated below:

                                                                   2001          2000        1999
                                                                ---------     ---------    ---------
        Net income (loss) as reported ......................    $ (23,603)    $  32,814    $   5,265
        Assumed stock compensation cost, net of tax ........       52,698        14,839        2,399
                                                                ---------     ---------    ---------
           Pro forma net income (loss) .....................    $ (76,301)    $  17,975    $   2,866
                                                                =========     =========    =========

        Diluted net income (loss) per share as reported ....    $   (0.31)    $    0.43    $    0.09
                                                                =========     =========    =========
        Pro forma diluted net income (loss) per share ......    $   (1.00)    $    0.24    $    0.05
                                                                =========     =========    =========

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                                                2001           2000           1999
                                                             ----------     ----------     ----------
        Risk-free interest rate .........................           5.0%           6.2%           5.1%
        Stock volatility ................................          96.9%          83.9%          70.8%
        Dividend yield ..................................           0.0%           0.0%           0.0%
        Average expected lives (years) ..................           3.6            3.8            2.3
        Weighted-average fair value per option granted ..    $    25.87     $    39.50     $     2.77

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


NOTE 11 INCOME TAXES

        The components of income tax expense are as follows:

                                           2001         2000         1999
                                        ---------    ---------     ---------
        Federal:
           Current .................    $  29,277     $14,503$           187
           Deferred ................            -       (5,643)            -
        State:

                       EMULEX CORPORATION AND SUBSIDIARIES

                         Notes to Consolidated Financial
            Statements July 1, 2001, July 2, 2000, and June 27, 1999
             (dollars in thousands, except share and per share data)

           Current .................        2,875        2,156            59
        Foreign and Puerto Rico:
           Current .................           35            -             1
                                        ---------    ---------     ---------

                                        $  32,187    $  11,016     $     247
                                        =========    =========     =========

        During the years ended July 1, 2001 and July 2, 2000, the Company recognized a credit to additional paid-in capital and a debit to income taxes payable of $32,188 and $16,661, respectively, related to the tax benefit from exercises of stock options under the Company's stock option plans.

        Income before income taxes consists of the following:

                             2001          2000          1999
                          ----------    ----------    ----------
        Domestic .....    $    8,484    $   43,830    $    5,647
        Foreign ......           100             -          (135)
                          ----------    ----------    ----------

             Total ...    $    8,584    $   43,830    $    5,512
                          ==========    ==========    ==========


        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                                                     2001           2000
                                                                                  ----------     ----------
        Deferred tax assets:
           Capitalization of inventory costs .................................    $      797     $      578
           Accelerated depreciation ..........................................           594            209
           Reserves not currently deductible .................................         5,737          2,133
           Deferred compensation .............................................         1,345              -
           Provisions for discontinued operations and consolidation charges ..            14            100
           Net operating loss carryforwards ..................................        62,477         30,989
           General business and state credit carryforwards ...................        13,536          7,450
           Alternative minimum tax credit carryforwards ......................         1,185          1,185
                                                                                  ----------     ----------

              Total gross deferred tax assets ................................        85,685         42,644
              Less valuation allowance .......................................       (61,236)       (35,601)
                                                                                  ----------     ----------
              Net deferred tax assets ........................................        24,449          7,043
                                                                                  ----------     ----------

        Deferred tax liabilities:
           Various state taxes ...............................................         2,675          1,451
           Intangible - Completed technology .................................             7              -
           Intangible - Assembled workforce ..................................           958              -
           Intangible - Core technology and patents ..........................        15,080              -
           Other .............................................................         1,360          1,759
                                                                                  ----------     ----------
              Total gross deferred tax liabilities ...........................        20,080          3,210
                                                                                  ----------     ----------

              Net deferred tax assets ........................................    $    4,369     $    3,833
                                                                                  ==========     ==========

        Based on the Company's historical and anticipated future pre-tax results of operations, management believes it is more likely than not that the Company will realize the benefit of the net deferred tax assets existing as of July 1, 2001. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years.

        Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of July 1, 2001, will be allocated as follows:

                       EMULEX CORPORATION AND SUBSIDIARIES

                         Notes to Consolidated Financial
            Statements July 1, 2001, July 2, 2000, and June 27, 1999
             (dollars in thousands, except share and per share data)

        Income tax benefit that would be reported in the
          consolidated statements of operations.........................     $20,817
        Goodwill........................................................       4,081
        Additional paid-in capital......................................      36,338
                                                                              ------
                                                                             $61,236
                                                                             =======

        The effective income tax expense on pretax income differs from expected federal income tax for the following reasons:

                                                                                2001           2000           1999
                                                                             ----------     ----------     ----------
        Expected income tax at 34 percent ...............................    $    2,919     $   14,902     $    1,874
        State income tax, net of federal tax benefit ....................         2,875          1,671             91
        Amortization of goodwill, nondeductible .........................        18,622              -              -
        In-process research and development expenditures ................         8,310              -              -
        Net increase in tax as a result of Emulex
           Caribe, Inc. and foreign income taxed at
           a rate different from U.S. statutory rate ....................             -              -             33
        Change in valuation allowance allocated to income tax expense ...           815         (5,643)        (1,584)
        Research credits ................................................        (1,414)             -              -
        Payment to QLogic Corporation pursuant
           to tax sharing agreement .....................................             -              -             50
        Other, net ......................................................            60             86           (217)
                                                                             ----------     ----------     ----------
                                                                             $   32,187     $   11,016     $      247
                                                                             ==========     ==========     ==========

        During 2001, pursuant to the Company's purchase of Giganet, pretax book income reflects the write off of IPR&D expenditures and amortization of goodwill and other intangibles. The tax effects of intangibles, other than goodwill, are included in deferred liabilities. During 1999, the Company made a tax payment of $50 related to a tax sharing agreement with QLogic Corporation, a former subsidiary of the Company.

        At July 1, 2001, the Company had federal and state net operating loss carryforwards of $173,725 and $20,613, respectively, which are available to offset future federal and state taxable income through 2021 and 2006, respectively. Included in these amounts are Giganet federal and state net operating loss carryforwards of $43,080 and $851, respectively, which were incurred prior to the acquisition by the Company. The utilization of these net operating loss carryforwards may be limited due to restrictions imposed under applicable federal and state tax laws due to a change in ownership.

        The Company has federal and state research and experimentation credit carryforwards of $7,509 and $5,543 which are available to reduce federal and state income taxes. The federal carryforward expires in 2021 and the state carryover is available indefinitely. For federal purposes, the Company has minimum tax credit carryforwards of approximately $1,185, which are available for carryforward indefinitely, and $35 of foreign tax credit carryovers available through 2006. Additionally, the Company has $449 of manufacturing investment credit carryforwards for state purposes available through 2009.

        The change in the valuation allowance during 2001 and 2000 was $25,635 and $19,035, respectively.

        During 2001, the California Franchise Tax Board completed its audit of the Company's California income tax returns for years 1989, 1990 and 1991. The Company paid $536 in tax and interest, which had been reserved for in a prior fiscal year, to settle the audit. Additionally, Emulex Caribe, the Company's former subsidiary, is undergoing examination by the Internal Revenue Service of its 1995 tax return. In the opinion of management, this examination will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.


NOTE 12 REVENUE BY PRODUCT FAMILIES, GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMERS

        Revenues by Product Families:

                       EMULEX CORPORATION AND SUBSIDIARIES

                         Notes to Consolidated Financial
            Statements July 1, 2001, July 2, 2000, and June 27, 1999
             (dollars in thousands, except share and per share data)


The Company designs and markets three major distinct product families within one industry segment: high-speed Fibre Channel products, IP networking products and the Company's traditional networking and other products which consist primarily of printer servers and network access products.

                                                                     2001           2000           1999
                                                                  ----------     ----------     ----------
        Net revenues:
           Fibre Channel ....................................     $  234,020     $  119,134     $   38,693
           IP networking ....................................          1,567              -              -
           Traditional networking and other:
              Printer servers ...............................          5,147         13,276         17,003
              Network access ................................          4,422          6,923         12,125
              Other .........................................            151            439            664
                                                                  ----------     ----------     ----------
                Total traditional networking and other ......          9,720         20,638         29,792
                                                                  ----------     ----------     ----------
        Total net revenues ..................................     $  245,307     $  139,772     $   68,485
                                                                  ==========     ==========     ==========

Revenues by Geographic Area:

        The Company's net revenues by geographic area based on bill-to location are:

                                                2001                        2000                        1999
                                       ----------------------      ----------------------      ----------------------
        United States ............     $154,505            63%     $ 97,428            70%     $ 46,751            68%
        Europe ...................       81,645            33%       37,154            26%       18,378            27%
        Pacific Rim Countries ....        9,157             4%        5,190             4%        3,356             5%
                                       --------      --------      --------      --------      --------      --------
                                       $245,307           100%     $139,772           100%     $ 68,485           100%
                                       ========      ========      ========      ========      ========      ========

        In 2001 and 2000, net revenues to the United Kingdom, based on bill-to location, were 13 and 10 percent, respectively, and no other country in Europe accounted for more than 10 percent of net revenues during these periods. In 1999, no country other than the United States accounted for more than 10 percent of net revenues.


        Significant Customers:

        The following table represents direct sales to customers accounting for greater than 10 percent of the Company's net revenues or customer accounts receivable accounting for greater than 10 percent of the Company's trade accounts receivable. Amounts not presented were less than 10 percent.


                                                                                              Accounts
                                                         Net Revenues                        Receivable
                                             ------------------------------------      ----------------------
                                               2001          2000          1999          2001          2000
                                             --------      --------      --------      --------      --------
        Compaq .........................           25%           23%           14%           22%           30%
        IBM, including Sequent .........           21%           15%           25%           32%           14%
        EMC, including Data General ....           12%           14%           10%           10%            -
        Avnet ..........................            -            10%            -             -             -
        Bell Microproducts .............            -             -             -             -            10%


        In 2001 and 2000, some of the Company's larger OEM customers purchased products through distributors or resellers. Total net revenues, including direct sales to these customers and their customer-specific models purchased indirectly through other distribution channels, amounted to 30 percent of the Company's net revenues for IBM, 25 percent for Compaq, and 22 percent for EMC in 2001. Total net revenues, including direct sales to these customers and their

                       EMULEX CORPORATION AND SUBSIDIARIES

                         Notes to Consolidated Financial
            Statements July 1, 2001, July 2, 2000, and June 27, 1999
             (dollars in thousands, except share and per share data)


        customer-specific models purchased indirectly through other distribution channels, amounted to 27 percent of the Company's net revenues for Compaq, 22 percent for EMC, and 19 percent for IBM in 2000.

NOTE 13 NONOPERATING INCOME

        Nonoperating income, net, is as follows:

                                                 2001            2000            1999
                                              ----------      ----------      ----------
        Interest income .................     $   12,539      $    9,325      $      670
        Sale of strategic investment ....          1,884               -               -
        Foreign exchange ................           (115)            (10)            (17)
        Interest expense ................             (1)            (32)            (72)
        Other ...........................             (6)           (152)           (101)
                                              ----------      ----------      ----------
                                              $   14,301      $    9,131      $      480
                                              ==========      ==========      ==========

NOTE 14 NET INCOME (LOSS) PER SHARE

        Basic net income (loss) per share and diluted net loss per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of outstanding stock options is reflected in diluted net income per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted net income (loss) per share; and all amounts have been retroactively restated for the fiscal 2001 and fiscal 2000 stock splits:

                                                                                   2001           2000          1999
                                                                                ----------     ----------    ----------
        Numerator:
            Net income (loss)                                                   $  (23,603)    $   32,814    $    5,265
                                                                                ==========     ==========    ==========

        Denominator:
            Denominator for basic net income (loss) per
              share - weighted average shares outstanding                           76,122         70,823        50,739
            Effect of dilutive securities:
              Dilutive options outstanding                                               -          5,629         5,785
                                                                                ----------     ----------    ----------
            Denominator for diluted net income (loss) per
              share - adjusted weighted average shares                              76,122         76,452        56,524
                                                                                ==========     ==========    ==========

        Basic net income (loss) per share                                       $    (0.31)    $     0.46    $     0.10
                                                                                ==========     ==========    ==========

        Diluted net income (loss) per share                                     $    (0.31)    $     0.43    $     0.09
                                                                                ==========     ==========    ==========

        As the Company recorded a net loss for the year ended July 1, 2001, all 9,095,338 outstanding stock options were excluded from the calculation of diluted loss per share, because the effect would have been antidilutive. Options to purchase 609,734 and 412,400 shares of common stock outstanding at July 2, 2000, and June 27, 1999, respectively, were not included in the computation of diluted earnings per share for the years then ended. These options were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares of $38.83 and $4.03 for the years ended July 2, 2000, and July 27, 1999, respectively. Therefore, including these shares would have an antidilutive effect.


NOTE 15 QUARTERLY FINANCIAL DATA (UNAUDITED)

        Selected quarterly financial data for 2001 and 2000 is as follows:

                       EMULEX CORPORATION AND SUBSIDIARIES

                         Notes to Consolidated Financial
            Statements July 1, 2001, July 2, 2000, and June 27, 1999
             (dollars in thousands, except share and per share data)

                                                                                   Diluted
                                          Net                          Net       income (loss)
                                        revenues    Gross profit  income (loss)    per share
                                       ----------    ----------    ----------    ------------
        2001:
                Fourth quarter ....    $   58,388    $   29,218    $  (31,317)    $    (0.38)
                Third quarter .....        60,388        29,997       (24,495)         (0.32)
                Second quarter ....        71,075        37,626        19,357           0.25
                First quarter .....        55,456        27,654        12,852           0.17
                                       ----------    ----------    ----------     ----------

                Total .............    $  245,307    $  124,495    $  (23,603)
                                       ==========    ==========    ==========

        2000:
                Fourth quarter ....    $   40,755    $   20,467    $    9,569     $     0.12
                Third quarter .....        36,518        17,369         7,678           0.10
                Second quarter ....        33,603        15,693         8,767           0.11
                First quarter .....        28,896        12,897         6,800           0.09
                                       ----------    ----------    ----------

                Total .............    $  139,772    $   66,426    $   32,814
                                       ==========    ==========    ==========

                        CONSOLIDATED FINANCIAL STATEMENT

                 SCHEDULE OF EMULEX CORPORATION AND SUBSIDIARIES

                                   Schedule II


                       EMULEX CORPORATION AND SUBSIDIARIES

                 Valuation and Qualifying Accounts and Reserves

            Years ended July 1, 2001, July 2, 2000 and June 27, 1999
                                 (in thousands)


                                                                         Additions                      Amounts
                                                          Balance at     Charged to                     Charged        Balance
                                                          Beginning      Costs and     Additions -      Against        at End
          Classification                                  of Period       Expenses      Other (1)       Reserve       of Period
          --------------                                 -----------    -----------    -----------    -----------    -----------
        Year ended July 1, 2001:
          Allowance for doubtful accounts ...........    $       844    $       436    $        95    $        77    $     1,298
                                                         ===========    ===========    ===========    ===========    ===========
          Inventory valuation reserves ..............    $     2,547    $     2,961    $       182    $     1,207    $     4,483
                                                         ===========    ===========    ===========    ===========    ===========
          Sales returns, allowances and reserves ....    $     1,085    $     3,005    $         -    $     3,129    $       961
                                                         ===========    ===========    ===========    ===========    ===========

        Year ended July 1, 2000:
          Allowance for doubtful accounts ...........    $       550    $       435    $         -    $       141    $       844
                                                         ===========    ===========    ===========    ===========    ===========
          Inventory valuation reserves ..............    $       585    $     2,744    $         -    $       782    $     2,547
                                                         ===========    ===========    ===========    ===========    ===========
          Sales returns, allowances and reserves ....    $     1,091    $     3,305    $         -    $     3,311    $     1,085
                                                         ===========    ===========    ===========    ===========    ===========

        Year ended June 27, 1999:
          Allowance for doubtful accounts ...........    $       576    $        86    $         -    $       112    $       550
                                                         ===========    ===========    ===========    ===========    ===========
          Inventory valuation reserves ..............    $       237    $     1,885    $         -    $     1,537    $       585
                                                         ===========    ===========    ===========    ===========    ===========
          Sales returns, allowances and reserves ....    $       452    $     3,349    $         -    $     2,710    $     1,091
                                                         ===========    ===========    ===========    ===========    ===========


       (1) Represents the acquisition of Giganet, Inc.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               EMULEX CORPORATION


        Date: September 17, 2001       By: /s/ Paul F. Folino
                                           -------------------------------------
                                           Paul F. Folino,
                                           President, Chief Executive Officer
                                           and Director


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 17, 2001.


        SIGNATURE                                           TITLE
        ---------                                           -----
        Principal Executive Officer:


        /s/ Paul F. Folino                                  President, Chief Executive Officer
        ---------------------------------------------       and Director
        (Paul F. Folino)


        Principal Financial and Accounting Officer:


        /s/ Michael J. Rockenbach                           Exec. Vice President, Chief Financial
        ---------------------------------------------       Officer, Secretary and Treasurer
        (Michael J. Rockenbach)


        /s/ Fred B. Cox                                     Director and Chairman of the Board
        ---------------------------------------------
        (Fred B. Cox)


        /s/ Cornelius A. Ferris                             Director
        ---------------------------------------------
        (Cornelius A. Ferris)


        /s/ Robert H. Goon                                  Director
        ---------------------------------------------
        (Robert H. Goon)


        /s/ Don M. Lyle                                     Director
        ---------------------------------------------
        (Don M. Lyle)


        /s/ Michael P. Downey                               Director
        ---------------------------------------------
        (Michael P. Downey)


        /s/ Bruce C. Edwards                                Director
        ---------------------------------------------
        (Bruce C. Edwards)

                                  EXHIBIT INDEX


        EXHIBIT NO.                         DESCRIPTION OF EXHIBIT
        -----------                         ----------------------
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

        3.1                Certificate of Incorporation, as amended
                           (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for 1997).

        3.2                Certificate of Amendment of Certificate of
                           Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 to Registrant's Quarterly
                           Report on Form 10-Q for the quarterly period ended
                           December 31, 2000).

        3.3 Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Registrant's Annual
                           Report on Form 10-K for 1997).

        3.4                Certificate of Designations of Series A Junior
                           Participating Preferred Stock (incorporated by reference to Exhibit 4 to the Registrant's Current
                           Report on Form 8-K filed February 2, 1989).

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

        10.6 Master Purchase Agreement dated March 12, 1998, between Emulex Corporation and K*TEC Electronics
                           Corporation (incorporated by reference to Exhibit
                           10.21 to the Registrant's 1999 Annual Report on Form
                           10-K).

                                 EXHIBIT INDEX


        EXHIBIT NO.                       DESCRIPTION OF EXHIBIT
        -----------                       ----------------------
        10.7               Amendment to Master Purchase Agreement dated March
                           12, 1998, between Emulex Corporation and K*Tec
                           Electronics Corporation (incorporated by reference to
                           Exhibit 10.22 to the Registrant's 1999 Annual Report
                           on Form 10-K).

        10.8               Amendment to Master Purchase Agreement effective
                           February 1, 1999, between Emulex Corporation and
                           K*Tec Electronics Corporation (incorporated by reference to Exhibit 10.23 to the Registrant's 1999
                           Annual Report on Form 10-K).

        10.9 Giganet, Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registrant's
                           Registration Statement on Form S-8, filed March 2,
                           2001).

        10.10 Emulex Corporation Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8, filed December 28, 2000).

        10.11              Emulex Corporation 1997 Stock Option Plan for
                           Non-Employee Directors, as amended (incorporated by reference to Exhibit 99.2 to the Registrant's
                           Registration Statement on Form S-8, filed December
                           28, 2000).

        10.12              Emulex Corporation Employee Stock Purchase Plan
                           (incorporated by reference to Exhibit 99.3 to the Registrant's Registration Statement on Form S-8, filed December 28, 2000).

        10.13              Consulting agreement dated December 7, 2000 between
                           Cornelius A. Ferris and the Registrant (incorporated by reference to Exhibit 10.5 to the Registrant's
                           Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2001).

        10.14 Manufacturing agreement dated November 2, 2000, between Emulex Corporation and Manufacturers'
                           Services, Ltd.

        10.15 Standard Commercial Lease between the Flatley Company and Giganet, Inc.

        21                 List of the Registrant's subsidiaries.

        23                 Independent Auditors' Consent.