Form 10-Q
period 2001-09-30
EMULEX CORP /DE/
filed 2001-11-13
CIK 350917

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

_____________________

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 0-11007

EMULEX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0300558 (I.R.S Employer Identification No.)

3535 Harbor Boulevard Costa Mesa, California (Address of principal executive offices)	92626 (Zip Code)

(714) 662-5600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

As of November 8, 2001, the registrant had 81,072,870 shares of common stock outstanding.

EMULEX CORPORATION AND SUBSIDIARIES

INDEX

PAGE

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets September 30, 2001 and July 1, 2001	2

Condensed Consolidated Statements of Operations Three months ended September 30, 2001 and October 1, 2000	3

Condensed Consolidated Statements of Cash Flows Three months ended September 30, 2001 and October 1, 2000	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Qualitative and Quantitative Disclosures about Market Risk	26

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 6. Exhibits and Reports on Form 8-K	28

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	September 30,	July 1,
	2001	2001

Assets
Current assets:
Cash and cash equivalents	$37,018	$36,471
Investments	140,446	148,204
Accounts and other receivables, net	39,930	40,239
Inventories, net	25,368	38,616
Prepaid expenses	1,662	2,527
Income taxes receivable and deferred income taxes	3,166	1,579

Total current assets	247,590	267,636

Property and equipment, net	18,959	18,379
Long-term investments	42,803	38,805
Goodwill and other intangibles, net	551,252	590,316
Deferred income taxes and other assets	3,888	2,878

	$864,492	$918,014

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,438	$29,253
Accrued liabilities	15,396	11,749
Income taxes payable and other current liabilities	290	300

Total current liabilities	37,124	41,302

Other liabilities	26	26

	37,150	41,328

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	—	—
Common stock, $0.10 par value; 240,000,000 shares authorized; 80,924,009 and 81,799,322 issued and outstanding at September 30, 2001, and July 1, 2001, respectively	8,092	8,180
Additional paid-in capital	851,082	861,461
Deferred compensation	(11,210)	(12,366)
Retained earnings (accumulated deficit)	(20,622)	19,411

Total stockholders’ equity	827,342	876,686

	$864,492	$918,014

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended

	September 30,	October 1,
	2001	2000

Net revenues	$52,744	$55,456
Cost of sales	38,964	27,802

Gross profit	13,780	27,654

Operating expenses:
Engineering and development	10,909	4,815
Selling and marketing	5,299	2,855
General and administrative	2,847	2,193
Amortization of goodwill and other intangibles	39,064	—

Total operating expenses	58,119	9,863

Operating income (loss)	(44,339)	17,791

Nonoperating income	2,719	2,938

Income (loss) before income taxes	(41,620)	20,729

Income tax provision (benefit)	(1,587)	7,877

Net income (loss)	$(40,033)	$12,852

Net income (loss) per share:
Basic	$(0.49)	$0.18

Diluted	$(0.49)	$0.17

Number of shares used in per share computations:
Basic	81,754	72,742

Diluted	81,754	77,133

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended

	September 30,	October 1,
	2001	2000

Cash flows from operating activities:
Net income (loss)	$(40,033)	$12,852
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,766	674
Stock-based compensation	954	—
Amortization of goodwill and other intangibles	39,064	—
Loss on disposal of property and equipment	—	2
Tax benefit from exercise of stock options	—	7,837
Provision for doubtful accounts	105	52

Changes in assets and liabilities:
Accounts receivable	204	(10,880)
Inventories	13,248	(78)
Income taxes receivable	(1,587)	—
Prepaid expenses and other assets	(145)	15
Accounts payable	(7,815)	1,788
Accrued liabilities	3,647	523
Income taxes payable	(10)	40

Net cash provided by operating activities	9,398	12,825

Cash flows from investing activities:
Additions to property and equipment	(2,346)	(2,660)
Purchases of investments	(119,297)	(117,965)
Maturities of investments	123,057	110,739

Net cash provided by (used in) investing activities	1,414	(9,886)

Cash flows from financing activities:
Principal payments under capital leases	—	(1)
Proceeds from issuance of common stock under stock option plans	274	959
Repurchase of common stock	(10,539)	—

Net cash provided by (used in) financing activities	(10,265)	958

Net increase in cash and cash equivalents	547	3,897

Cash and cash equivalents at beginning of period	36,471	23,471

Cash and cash equivalents at end of period	$37,018	$27,368

Supplemental disclosures:
Cash paid during the period for:
Interest	$6	$1
Income taxes	$10	$—

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.	In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001, and July 1, 2001, and the condensed consolidated statements of operations for the quarters ended September 30, 2001, and October 1, 2000, and the condensed consolidated statements of cash flows for the quarters then ended. Certain reclassifications have been made to the condensed consolidated statements of cash flows for the quarter ended October 1, 2000, to conform to the presentation for the quarter ended September 30, 2001. Additionally, all share, per share and related data presented in the condensed consolidated financial statements and footnotes have been retroactively adjusted to reflect all stock splits. Interim results for the quarter ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. The interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2001. References to dollar and share amounts are in thousands, except per share data, unless otherwise specified.

2.	Business Combination

On March 1, 2001, the Company completed the acquisition of Giganet, Inc., a privately-held developer of Virtual Interface Internet Protocol networking solutions and a Massachusetts corporation (“Giganet”) pursuant to the terms of an Agreement and Plan of Merger, dated December 7, 2000 (as amended by Amendment No. 1 thereto dated February 7, 2001, the “Merger Agreement”), by and among the Company, Giganet, GEMX Network Sub, Inc., a Massachusetts corporation and wholly-owned subsidiary of the Company, and the Stockholder Representatives identified therein. As a result of the merger (the “Merger”), GEMX Network Sub, Inc. merged with and into Giganet and Giganet became a wholly-owned subsidiary of Emulex. Effective July 2, 2001, Giganet was merged with and into Emulex Corporation, a California corporation, that is the primary operating subsidiary of the Company.

In connection with the Merger, the Company issued an aggregate of approximately 6,745 shares of Emulex common stock in exchange for all of the outstanding shares of Giganet common stock and preferred stock. Of the total shares issued, 800 shares are held in escrow for a period of one year to secure indemnification obligations of Giganet under the terms of the Merger Agreement. In addition, the Company reserved for issuance an aggregate of approximately 1,250 shares of its common stock for issuance upon exercise of Giganet options assumed by the Company.

The Merger has been accounted for under the purchase method of accounting in accordance with generally accepted accounting principles. The Company recorded a one-time charge for purchased in-process research and development (“IPR&D”) expenses of $22,280 related to the acquisition during the three months ended April 1, 2001.

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

The values of these projects were determined using the Income Forecast Method. In applying the Income Forecast Method, the value of the acquired technologies was estimated by discounting to present value, the free cash flows generated by the products with which the technologies are associated, over the remaining economic lives of the technologies. The Company believes that the assumptions used in determining the income forecast associated with the IPR&D products were reasonable. No assurance can be given, however, that the underlying assumptions used to estimate the income forecast, the ultimate revenues and costs on such projects, or the events associated with such projects, will transpire as estimated.

The total purchase price and allocation among the fair value of tangible and intangible assets and liabilities (including purchased in-process research and development) are summarized as follows:

Tangible assets	$20,397
Liabilities	8,136

Net tangible assets	12,261
Identifiable intangible assets:
In-process research and development	22,280
Completed technology	20
Assembled workforce	2,680
Core technology and patents	40,600
Goodwill	599,101
Deferred compensation	11,624

$688,566

The goodwill and other intangibles will be amortized on a straight-line basis over the following estimated useful lives, in years:

Completed technology	2
Assembled workforce	4
Core technology and patents	7
Goodwill	4

The acquisition has been included in the condensed consolidated balance sheet and the operating results of Giganet have been included in the condensed consolidated statements of operations since the acquisition date, March 1, 2001.

3.	Inventories

Inventories, net, are summarized as follows:

	September 30,	July 1,
	2001	2001

Raw materials	$8,458	$11,524
Finished goods	16,910	27,092

	$25,368	$38,616

Starting in late September 2001, some of the Company’s major customers made announcements that general economic conditions, exacerbated by the increase in economic uncertainty in the aftermath of the terrorist events of September 11, 2001, were having a negative impact on their financial results. The announcements made, and forecasts received, indicated deteriorating demand for the Company’s one gigabit products as these customers are expected to migrate to two gigabit products for future purchases. As a result, the Company recorded an excess and obsolete inventory charge totaling $13,635 during the quarter ended September 30, 2001.

4.	Goodwill and Other Intangibles

Goodwill and other intangibles, net, are as follows:

	September 30,	July 1,
	2001	2001

Goodwill	$599,101	$599,101
Core technology and patents	40,600	40,600
Assembled workforce	2,680	2,680
Completed technology	20	20

	642,401	642,401

Less accumulated amortization	(91,149)	(52,085)

	$551,252	$590,316

5.	Accrued Liabilities

Components of accrued liabilities are as follows:

	September 30,	July 1,
	2001	2001

Payroll and related costs	$5,103	$5,292
Warranty reserves	1,924	1,473
Deferred revenue	1,385	1,617
Advertising and promotions	1,639	1,467
Other	5,345	1,900

	$15,396	$11,749

6.	Commitments and Contingencies

Beginning on or about February 20, 2001, the Company and certain of its officers and directors were named as defendants in a number of securities class action lawsuits filed in the United States District Court, Central District of California. The plaintiffs in the actions purport to represent purchasers of the Company’s common stock during various periods ranging from January 18, 2001 through February 9, 2001. The complaints allege that the Company and certain of its officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints generally seek compensatory damages, costs and attorney’s fees in an unspecified amount. Pursuant to a Stipulation and Court Order, the actions have been consolidated. On August 24, 2001, an Amended and Consolidated Complaint was filed which asserts the same claims as discussed above. The defendants have filed a motion to dismiss the Amended and Consolidated Complaint, which is scheduled to be heard by the court on January 14, 2002. As a result of these lawsuits, a number of derivative cases have been filed in state courts in California and Delaware alleging that certain officers and directors breached their fiduciary duties to the Company in connection with the events alleged in the class action lawsuits. The derivative suit in Delaware was dismissed on August 28, 2001. On September 6, 2001, a new derivative case was filed in federal court in California. The Company believes that the lawsuits are without legal merit and intends to defend them vigorously. However, because the lawsuits are at an early stage, it is not possible to predict whether the Company will incur any liability or the amount of any liability in connection with such lawsuits. The Company has received inquiries about events giving rise to the lawsuits from the Securities and Exchange Commission and the Nasdaq Stock Market.

The Company is also undergoing examination by the Internal Revenue Service of Emulex Caribe’s 1995 U.S. tax return and Emulex Corporation’s 1998 U.S. tax return. It is management’s belief that the outcome of these examinations will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Additionally, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

7.	Earnings per Share

Basic net income (loss) per share and diluted net loss per share are computed by dividing income (loss) available to shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing income available to shareholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of outstanding stock options is reflected in diluted net income per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted net income (loss) per share; and the October 1, 2000, amounts have been retroactively restated for the fiscal 2001 stock split.

	Three Months Ended

	September 30,	October 1,
	2001	2000

Numerator:
Net income (loss)	$(40,033)	$12,852

Denominator:
Denominator for basic net income (loss) per share — weighted average shares outstanding	81,754	72,742
Effect of dilutive securities:
Dilutive options outstanding	—	4,391

Denominator for diluted net income per share — adjusted weighted average shares	81,754	77,133

Basic net income (loss) per share	$(0.49)	$0.18

Diluted net income (loss) per share	$(0.49)	$0.17

As the Company recorded a net loss for the quarter ended September 30, 2001, all 9,557 outstanding stock options were excluded from the calculation of diluted net loss per share, because the effect would have been antidilutive. Options to purchase 1,334 shares of common stock at prices in excess of $40.89 per share were outstanding at October 1, 2000, but were not included in the computation of diluted net income per share for the three month period then ended. These options were excluded from the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares during the period, and therefore, the effect would be antidilutive.

8.	Common Stock Split

On December 15, 2000, the Company completed a two-for-one stock split. As the par value of the Company’s common stock remained constant, all presented periods that were prior to the split reflect a reclass from additional paid-in capital to common stock for the stock split. All share and per share data presented in the condensed consolidated financial statements and footnotes have been retroactively adjusted to reflect this stock split.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information contained herein, the discussions in this Form 10-Q in general may contain certain forward-looking statements. In addition, when used in this Form 10-Q, the words “anticipates,” “in the opinion,” “believes,” “intends,” “expects” and similar expressions are intended to identify forward-looking statements. Actual future results could differ materially from those described in the forward-looking statements as a result of factors discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, as well as in “Risk Factors” set forth herein, and in the Company’s most recently filed Annual Report on Form 10-K. These factors include the fact that the economy generally, and the technology and storage segments specifically, have recently been in a state of uncertainty making it difficult to determine if past experience is a good guide to the future and making it impossible to determine if markets will grow or shrink in the short term. Recently, the Company’s results have been significantly impacted by a widespread slowdown in technology investment that has also pressured the storage networking market that is the mainstay of the Company’s business. Until orders return to historical patterns, the Company is unable to predict with any accuracy what future quarterly results might be. Thus, the forward-looking statements reflect management’s best estimate of likely results if market conditions stabilize and if the storage sector begins to recover and resume a growth pattern. Other factors affecting these forward-looking statements include, but are not limited to, the following: the fact that the Company’s markets are characterized by rapidly changing technology, evolving industry standards and frequent introductions of new products and enhancements, and the Company may not be able to respond to such changes on a timely basis; the fact that the storage networking market is at an early stage of development; changes in economic conditions; the effect of recent terrorist attacks and the ongoing political and military response thereto by the United States and European governments; changes in end-user demand for technology solutions, including the possibility of slower than expected growth in demand for storage networking solutions; possible delays in Original Equipment Manufacturer (“OEM”) launching of products enabled to the Company’s solutions; the Company’s Virtual Interface/Internet Protocol (“VI/IP”) and Internet Small Computer System Interface (“iSCSI”) products remain in the development stage and are subject to significant technical, competitive and market acceptance risks; the ability of Emulex to effectively integrate Giganet, Inc.’s (“Giganet’s”) operations, now known as the Company’s IP Storage Networking Group, into its own and achieve operating expense goals; the highly competitive nature of the markets for the Company’s products as well as pricing pressures that may result from such competitive conditions; the Company’s ability to attract and retain skilled personnel; the Company’s reliance on third-party suppliers for components used in the Company’s products and on manufacturing subcontractors that assemble and distribute the Company’s products; the Company’s reliance on certain OEMs, distributors and key customers; the fact that potential acquisitions or strategic investments may be more costly or less profitable than anticipated; potential fluctuations in the Company’s future effective tax rate; and changes in purchase accounting as a result of the implementation of Statement of Financial Accounting Standards No. 142 in the first quarter of fiscal 2003 may result in financial statement presentation that could be less favorably received by investors. The Company cautions the reader, however, that these lists of risk factors may not be exhaustive. The Company expressly disclaims any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances. References contained herein to “Emulex,” the “Company,” “we,” “our” and “us” refer to Emulex Corporation and it subsidiaries. References to amounts are in thousands, except per share data, unless otherwise specified.

Company Overview

Emulex Corporation is a leading designer, developer and supplier of a broad line of storage networking host bus adapters, or HBAs, and application-specific computer chips, or ASICs, that provide connectivity solutions for storage area networks, or SANs, network attached storage, or NAS, and redundant array of independent disks, or RAID, storage. The Company’s products are based on internally developed ASIC, firmware and software technology, and offer support for a wide variety of SAN protocols, configurations, system interfaces and operating systems. Emulex’s architecture offers customers a stable applications program interface, or API, that has been preserved across multiple generations of adapters and to which many of the world’s leading OEMs have customized software for mission-critical server and storage system applications.

Recently, the majority of the Company’s revenues have been comprised of products based on Fibre Channel technology. The Company’s Fibre Channel development efforts began in 1992 and the Company shipped its first Fibre Channel product in volume in 1996. According to IDC and Dataquest, the Company is the world’s largest provider of Fibre Channel host bus adapters. In March 2001, the Company acquired Giganet; a leading developer of storage networking products based on Ethernet and IP technologies. Effective July 2, 2001, Giganet was merged with and into Emulex Corporation, a California corporation that is the primary operating subsidiary of the

Company. The Company’s strategy with this acquisition is to leverage Giganet’s technology and extend the Company’s market-leading HBA APIs into iSCSI and VI based storage networking market sectors. The Company has secured significant customer relationships with the world’s leading storage and server suppliers, including Compaq, Dell, EMC, Fujitsu-Siemens, Groupe Bull, Hewlett-Packard, Hitachi Data Systems, IBM, NEC, Network Appliance and Unisys. In addition, the Company includes industry leaders Brocade, Intel, INRANGE, Legato, McDATA, Microsoft, and Veritas among its strategic partners. The Company markets to OEMs and end-users through its own worldwide selling organization, as well as to distribution partners. Corporate headquarters are located in Costa Mesa, California. As of September 30, 2001, the Company had a total of 324 employees.

Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements included elsewhere herein.

	Percentage of Net Revenues
	for the Three Months ended

	September 30,	October 1,
	2001	2000

Net revenues	100.0%	100.0%
Cost of sales	73.9	50.1

Gross profit	26.1	49.9

Operating expenses:
Engineering and development	20.7	8.7
Selling and marketing	10.0	5.1
General and administrative	5.4	4.0
Amortization of goodwill and other intangibles	74.1	—

Total operating expenses	110.2	17.8

Operating income (loss)	(84.1)	32.1

Nonoperating income	5.2	5.3

Income (loss) before income taxes	(78.9)	37.4

Income tax provision (benefit)	(3.0)	14.2

Net income (loss)	(75.9)%	23.2%

Net Revenues

Net revenues for the first quarter of fiscal 2002 ended September 30, 2001, were $52,744, a decrease of $2,712, or five percent, from $55,456 for the same quarter of fiscal 2001. The widespread slowdown in technology investment has affected the Company’s OEM and distribution customers at different times and in varying degrees of severity. Net revenues for the quarter consisted of $41,045 from sales to OEMs, $11,451 from sales through distribution channels and $248 from sales directly to end-users. This represents a decrease in OEM sales of $6,062, or 13 percent, an increase in distribution sales of $3,374, or 42 percent, and a decrease in end-user sales of $24, or nine percent, compared to the same quarter of fiscal 2001.

From a product line perspective, net revenues generated from the Company’s Fibre Channel products for the quarter ended September 30, 2001, were $51,553, or 98 percent of total net revenues. This represents an increase of $1,309, or three percent, from the same quarter of fiscal 2001. Although the Company’s results have been significantly impacted by a widespread slowdown in technology investment, its Fibre Channel revenue increased slightly as compared to the same quarter of fiscal 2001, primarily as a result of the increased size of the market for Fibre Channel products and the increased market acceptance of the Company’s Fibre Channel products. The Company’s net revenues in this emerging market have continued to be generated from OEMs taking product directly and through distribution channels. During the second half of fiscal 2001, the Company first experienced a downturn in Fibre Channel host bus adapter demand. The Company believes industry-wide decreases in end-user demand for technology solutions caused this downturn in demand. Net revenues from the Company’s IP Storage Networking products, which were added to the Company’s product offerings in the third quarter of fiscal 2001 with the acquisition of Giganet, were $779, or one percent of total net revenues. Net revenues from the Company’s traditional networking products were $412, or one percent of total net revenues. This represents a decrease of $4,800, or 92 percent, from the same quarter of fiscal 2001. This decrease in net revenues from the Company’s traditional networking products was principally due to the ongoing maturation of these products and a decrease in the Company’s focus on these products. The Company expects that its traditional networking products will contribute negligible revenues to succeeding quarters.

For the quarter ended September 30, 2001, direct sales to Compaq, IBM, and EMC accounted for 29 percent, 19 percent, and 11 percent of the Company’s total net revenues, respectively. No other customer accounted for more than 10 percent of total net revenues. Additionally, some of the Company’s larger OEM customers purchased products indirectly through distributors, resellers or other third parties. Total net revenues, including direct sales to the Company’s customers and their customer-specific models purchased indirectly through other distribution channels, amounted to 29 percent of the Company’s total net revenues for Compaq, 24 percent for EMC and 22 percent for IBM for the quarter ended September 30, 2001. For the same quarter of fiscal 2001, direct sales to Compaq, IBM, EMC, and Celestica accounted for 26 percent, 19 percent, 14 percent, and 11 percent of the Company’s total net revenues, respectively. No other customer accounted for more than 10 percent of total net revenues during this period. Total net revenues, including direct sales to the Company’s customers and their customer-specific models purchased indirectly through other distribution channels, amounted to 30 percent of the Company’s total net revenues for IBM, 26 percent for Compaq, and 22 percent for EMC for the same quarter of fiscal 2001. Direct sales to the Company’s top five customers accounted for 67 percent of total net revenues for the quarter ended September 30, 2001, compared to 75 percent for the same quarter of fiscal 2001. Recently, Compaq and Hewlett-Packard announced their intention to merge. The Company does not know the effect, if any, that such merger would have on the Company’s sales.

Domestic net revenues were $33,767, or 64 percent of total net revenues, for the quarter ended September 30, 2001, and $37,299, or 67 percent of total net revenues, for the same quarter of fiscal 2001. The decrease in domestic net revenues of $3,532, or nine percent, is principally due to industry-wide decreases in end-user demand for technology solutions. International net revenues were $18,977, or 36 percent of total net revenues, for the quarter ended September 30, 2001, and $18,157, or 33 percent of total net revenues, for the same quarter of fiscal 2001. This increase in international net revenues of $820, or five percent, was attributable primarily to a slight increase in demand from one international OEM customer.

Gross Profit

Cost of sales included the cost of production of finished products, as well as support costs and other expenses related to inventory management, manufacturing quality and order fulfillment. For the quarter ended September 30, 2001, gross profit decreased $13,874, or 50 percent, to $13,780 from $27,654 for the same quarter of fiscal 2001. Gross margin decreased to 26 percent for the quarter ended September 30, 2001, compared to 50 percent for the same quarter of fiscal 2001 primarily due to a non-recurring excess and obsolete inventory charge associated with older-generation one gigabit products. Starting in late September 2001, some of the Company’s major customers made announcements that general economic conditions, exacerbated by the increase in economic uncertainty in the aftermath of the terrorist events of September 11, 2001, were having a negative impact on their financial results. The announcements made, and forecasts received, indicated deteriorating demand for the Company’s one gigabit products as these customers are expected to migrate to two gigabit products for future purchases. As a result, the Company recorded an excess and obsolete inventory charge totaling $13,635 during the quarter ended September 30, 2001. Excluding this charge, gross profit would have been $27,415 and gross margin would have been 52 percent. This improvement in gross margin, prior to the inventory charge, to 52 percent compared to 50 percent for the same quarter of fiscal 2001 is primarily due to changes in product mix and the improved cost structures for the Company’s newer generation products. In addition, cost of sales for the quarter ended September 30, 2001, included the Company’s IP Storage Networking Group’s cost of sales. Cost of sales also included $17 of amortized deferred compensation expense related to the acquisition of Giganet.

Engineering and Development

Engineering and development expenses consisted primarily of salaries and related expenses for personnel engaged in the design, development and technical support of the Company’s products. These expenses included third-party fees paid to consultants, prototype development expenses and computer services costs related to supporting computer tools used in the design process. Engineering and development expenses were $10,909 and $4,815 for the quarters ended September 30, 2001, and October 1, 2000, representing 21 and nine percent of net revenues, respectively. Engineering and development expenses increased by $6,094, or 127 percent, for the quarter ended September 30, 2001, compared to the same quarter of fiscal 2001, due to both the Company’s increased investment in its Fibre Channel product development and the absorption of its IP Storage Networking Group’s engineering and development expenses, which included $539 of amortized deferred compensation expenses related to the acquisition of Giganet. Due to the technical nature of the Company’s products, engineering support is a critical part of the Company’s strategy during both the development of its products and the support of its customers from product design through deployment into the market. Management intends to continue to make significant investments in the technical support and enhancement of the Company’s current products, as well as the continued development of new products. Engineering expenses can fluctuate from quarter to quarter depending on several factors, including new product introduction schedules, hiring patterns and depreciation of capital equipment.

Selling and Marketing

Selling and marketing expenses consisted primarily of salaries, commissions and related expenses for personnel engaged in the marketing and sales of the Company’s products, as well as trade shows, product literature, promotional support costs and other advertising related costs. Selling and marketing expenses were $5,299 and $2,855 for the quarters ended September 30, 2001, and October 1, 2000, representing 10 and five percent of net revenues, respectively. Selling and marketing expenses increased by $2,444, or 86 percent, for the quarter ended September 30, 2001, compared to the same quarter of fiscal 2001. This increase was due to increased salaries and commissions associated with additional employees and higher Fibre Channel revenues, and increased promotion and advertising costs. The Company also absorbed its IP Storage Networking Group’s selling and marketing expenses, which included $288 of amortized deferred compensation expenses related to the acquisition of Giganet. Additionally, the Company recognized $50 of amortized deferred compensation expense related to a change to some employees’ stock option agreements resulting from a change in the United Kingdom’s tax laws.

General and Administrative

General and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees and other associated corporate expenses. General and administrative expenses were $2,847 and $2,193 for the quarters ended September 30, 2001, and October 1, 2000, representing five and four percent of net revenues, respectively. General and administrative expenses in 2001 increased by $654, or 30 percent, for the quarter ended September 30, 2001, compared to the same quarter of fiscal 2001. This increase was due to both the Company’s higher compensation expenses associated with additional employees and the absorption of its IP Storage Networking Group’s general and administrative expenses, which included $60 of amortized deferred compensation expenses related to the acquisition of Giganet.

Amortization of Goodwill and Other Intangibles

Amortization of goodwill and other intangibles included the amortization of goodwill and other purchased intangible assets that related to the acquisition of Giganet, completed March 1, 2001. The amortization of goodwill and other intangibles was $39,064 for the quarter ended September 30, 2001, representing 74 percent of net revenues. This amortization consisted of $37,444 and $168 for goodwill and assembled workforce, respectively; as well as $1,450 and $2 for core technology and patents and completed technology, respectively. No amortization of goodwill and other intangibles was incurred in the comparable quarter of fiscal 2001. The Company will adopt Financial Accounting Standards Board Statement No. 142, or Statement 142, “Goodwill and Other Intangible Assets,” in the first quarter of fiscal 2003. Until then, the Company expects to incur approximately $39,000 per quarter of additional amortization of goodwill and other intangibles as a result of the acquisition of Giganet. Under current generally accepted accounting principles, the goodwill and other intangibles are being amortized over periods of two to seven years and the resulting recurring quarterly charges are expected to approximate or exceed the Company’s current level of pretax earnings, potentially generating a net loss for the Company in upcoming quarters.

Nonoperating Income

Nonoperating income consisted primarily of interest income. The Company’s nonoperating income decreased $219 to $2,719 for the quarter ended September 30, 2001, compared to $2,938 in the same quarter of fiscal 2001. This decrease in nonoperating income is primarily due to a decrease in interest income associated with the investments of the cash generated from operations and the funds the Company received from the secondary offering of common stock completed during the fourth quarter of fiscal 1999. The decrease in interest income is primarily attributable to lower interest rates.

Income Taxes

For the quarter ended September 30, 2001, the Company recorded a tax benefit in the amount of $1,587, or four percent of the loss before income taxes. The tax benefit is lower than the statutory federal tax rate primarily due to the non-deductibility of the goodwill amortization. For the quarter ended October 1, 2000, the Company recorded a 38 percent tax provision in the amount of $7,877.

Emulex Caribe, the Company’s former subsidiary, is undergoing examination by the Internal Revenue Service of its 1995 tax return. In the opinion of management, this examination will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

New Accounting Standards

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement 141, “Business Combinations,” and Statement 142, “Goodwill and Other Intangible Assets.” Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

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

In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of operations.

The Company will adopt Statement 142 in the first quarter of fiscal 2003. The adoption of Statement 142 will have a significant effect on the Company’s results of operations. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company’s consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as a cumulative effect of a change in accounting principle.

In June 2001, the FASB issued Statement 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

Statement 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

The Company is required and plans to adopt Statement 143 in the first quarter of fiscal 2003. Management does not believe the adoption of this Standard will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

In October 2001, the FASB issued Statement 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement 144 supersedes Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” it retains many of the fundamental provisions of that Statement.

Statement 144 applies to all entities, that is, both business enterprises and not-for-profit organizations. With the exception of the items identified in the Statement, it applies to all recorded long-lived assets that are held for use, or that will be disposed of. Long-lived assets include capital lease assets of lessees, assets of lessors subject to operating leases, proved oil and gas properties that are accounted for using the successful-efforts method of accounting, long-term prepaid assets, and intangible assets that are amortized. The Company is required and plans to adopt Statement 144 for the fiscal year beginning July 1, 2002. As Statement 144 was recently released, the Company has not assessed the impact, if any, Statement 144 may have on its financial position or results of operations.

Liquidity and Capital Resources

At September 30, 2001, the Company had $210,466 in working capital, and $220,267 in cash and cash equivalents, current investments and long-term investments. At July 1, 2001, the Company had $226,334 in working capital, and $223,480 in cash and cash equivalents, current investments and long-term investments. The Company’s cash and cash equivalents increased by $547 from $36,471 as of July 1, 2001, to $37,018 as of September 30, 2001. This increase in cash and cash equivalents was due to the Company’s operating activities and investing activities, which provided $9,398 and $1,414 of cash and cash equivalents, respectively. The cash provided by operating and investing activities was partially offset by financing activities, which used $10,265 of cash and cash equivalents.

Operating activities provided $9,398 of cash and cash equivalents for the quarter ended September 30, 2001. This increase in cash and cash equivalents was primarily due to the Company’s net loss adjusted for the amortization of goodwill and other intangibles and depreciation and amortization, a decrease in inventories and an increase in accrued liabilities; offset by a decrease in accounts payable and an increase in income taxes receivable, as well as changes in other working capital balances. The decrease in inventories of $13,248 for the quarter ended September 30, 2001, was primarily due to a non-recurring excess and obsolete inventory charge of $13,635. For the quarter ended October 1, 2000, operating activities provided $12,825 of cash and cash equivalents. This increase in cash and cash equivalents provided by operating activities in the quarter ended October 1, 2001, was primarily due to the Company’s net income adjusted for the tax benefit from the exercise of stock options and an increase in accounts payable, offset by an increase in accounts receivable, as well as changes in other working capital balances.

Investing activities, including purchases of investments of $119,297, maturities of investments of $123,057, and additions to property and equipment of $2,346, provided $1,414 of cash and cash equivalents for the quarter ended

September 30, 2001. For the same quarter of fiscal 2001, investing activities, which primarily included purchases of investments of $117,965, maturities of investments of $110,739, and additions to property and equipment of $2,660, used $9,886 of cash and cash equivalents.

Net financing activities, which were limited to the repurchase of common stock partially offset by the net proceeds from the exercise of stock options, used $10,265 of cash and cash equivalents for the quarter ended September 30, 2001, compared to providing $958 of cash and cash equivalents for the same quarter of fiscal 2001, primarily from the net proceeds from the exercise of stock options. The Board of Directors has authorized the repurchase of up to 4,000 common shares over the next two years. The program was effective in September 2001. The repurchase plan authorizes the Company to make repurchases in the open market or through privately negotiated transactions with the timing and terms of any purchase to be determined by management based on market conditions. Through the quarter ended September 30, 2001, the Company has repurchased 1,000 common shares.

As part of the Company’s commitment to storage networking product development, including Fibre Channel and its recently acquired IP Storage Networking Group, the Company expects to continue its investments in property and equipment, most notably for additional engineering equipment, expansion of its Colorado engineering facility and enhancement of the Company’s global IT infrastructure. The Company believes that its existing cash balances, facilities and equipment leases, investments and anticipated cash flows from operating activities will be sufficient to support its working capital needs and capital expenditure requirements for at least the next 12 months.

Risk Factors

Our business depends upon the continued development of the storage networking market, and our revenues will be limited if such development does not occur or occurs more slowly than we anticipate.

The size of our potential market is dependent upon the broad acceptance of our storage networking technologies as alternatives to other technologies traditionally utilized for network and storage communications. The storage networking market, while rapidly evolving and attracting an increasing number of market participants, is still at an early stage of deployment. We believe the storage networking market will continue to expand and that our investment in the storage networking market represents our greatest opportunity for revenue growth and profitability in the future. However, we cannot be certain that storage networking products will gain broader market acceptance or that customers will choose our technology and products. Additionally, since our products are sold as parts of integrated systems, our products’ demand is driven by the demand for these integrated systems, including other companies’ complementary products. A lack of demand for the integrated systems or a lack of complementary products required for these integrated systems could have a material adverse effect on our business, results of operations and financial condition. Among our storage networking products, Fibre Channel products accounted for 98 percent and IP Storage Networking products accounted for one percent of total net revenues for the quarter ended September 30, 2001. If the storage networking market fails to develop, develops more slowly than anticipated, attracts more competitors than we expect, as discussed below, or if our products do not achieve market acceptance, our business, results of operations and financial condition would be materially adversely affected.

Alternative existing technologies such as Small Computer Systems Interface, or SCSI, compete with our Fibre Channel and IP Storage Networking technologies for customers. Some SCSI technology companies already have well-established relationships with our current and potential customers, have extensive knowledge of the markets we serve and have better name recognition and more extensive development, sales and marketing resources than we have. Our success also depends both on our own ability and on the ability of our OEM customers to develop storage networking solutions that are competitive with legacy technologies. Ultimately, however, our business depends upon our ability, along with the ability of our OEM customers, to convince end users to adopt and implement our storage networking products.

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

Our revenues and results of operations have varied on a quarterly basis in the past and potentially may vary significantly in the future. Accordingly, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful, and you should not rely on such comparisons as indications of our future performance. Our revenues and results of operations are difficult to forecast and could be adversely affected by many factors, including, among others:

•	The size, timing and terms of customer orders;

•	The relatively long sales and deployment cycles for our products, particularly those sold through our OEM sales channels;

•	Changes in our operating expenses;

•	Our ability to develop and market new products;

•	The ability of our contract manufacturers to produce and distribute our products in a timely fashion;

•	The integration of additional contract manufacturers or additional sites of our current contract manufacturers;

•	Component shortages experienced by us, or reduced demand from our customers if our customers are unable to acquire the components used in conjunction with our products in their deployments;

•	The market acceptance of our new products;

•	The timing of the introduction or enhancement of products by us, our OEM customers and our competitors;

•	The level of product and price competition;

•	Our ability to expand our relationships with OEMs and distributors;

•	Activities of, and acquisitions by, our competitors;

•	Acquisitions or strategic investments made by us;

•	Changes in technology, industry standards or consumer preferences;

•	Changes in interest rates;

•	Changes in the mix of sales channels;

•	The level of international sales;

•	Seasonality;

•	Personnel changes;

•	Changes in customer budgeting and spending;

•	Foreign currency exchange rates;

•	Difficulties with our Enterprise Resource Planning (ERP) System;

•	Slower than expected market growth; and

•	General economic conditions.

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

The recent terrorist attacks in New York and Washington, D.C. have disrupted commerce throughout the United States and Europe. The continued threat of terrorism within the United States and Europe and the military action and heightened security measures in response to such threat may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in delays or cancellations of customer orders, delays in collecting cash, a general decrease in corporate spending on information technology, or our inability to effectively market, manufacture or ship our products, our business and results of operations could be materially and adversely affected. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have any long-term material adverse effect on our business, results of operations or financial condition.

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

The loss of one or more customers could adversely affect our business.

We rely almost exclusively on OEMs and sales through distribution channels for our revenue. For the quarter ended September 30, 2001, we derived approximately 78 percent of our net revenues from OEMs and 22 percent from sales through distribution. For the comparable quarter of fiscal 2001, we derived approximately 85 percent of our net revenues from OEMs and 15 percent from distribution sales. We cannot be certain that we will retain our current OEM and distributor customers or that we will be able to recruit additional or replacement customers. As is common in an emerging technology industry, our agreements with OEMs and distributors are typically non-exclusive, have no volume commitments, and often may be terminated by either party without cause. Indeed, many of our OEM and distributor customers carry or utilize competing product lines. If we were to suddenly lose one or more important OEM or distributor customers to a competitor, our business, results of operations and financial condition could be materially adversely affected.

For the quarter ended September 30, 2001, direct sales to Compaq, IBM and EMC accounted for 25 percent, 19 percent, and 11 percent of our total net revenues, respectively. No other customer accounted for more than 10 percent of total net revenues. Additionally, some of our larger OEM customers purchased products indirectly through distributors, resellers or other third parties. Total net revenues, including direct sales to our customers and their customer-specific models purchased indirectly through other distribution channels, amounted to 29 percent of our total net revenues for Compaq, 24 percent for EMC, and 22 percent for IBM for the quarter ended September 30, 2001. For the same quarter of fiscal 2001, direct sales to Compaq, IBM, EMC, and Celestica accounted for 26 percent, 19 percent, 14 percent, and 11 percent of our total net revenues, respectively. No other customer accounted for more than 10 percent of total net revenues during this period. Total net revenues, including direct sales to our customers and their customer-specific models purchased indirectly through other distribution channels, amounted to 30 percent of our total net revenues for IBM, 26 percent for Compaq, and 22 percent for EMC for the same quarter of fiscal 2001. Direct sales to our top five customers accounted for 67 percent of total net revenues for the quarter ended September 30, 2001, compared to 75 percent for the same quarter of fiscal 2001. Recently, Compaq and Hewlett-Packard announced their intention to merge. Although we cannot predict the effects of such merger on our business, to the extent that such merger results in decreased demand or margins for our products, our business, results of operations and financial condition could be materially and adversely affected. Although we have attempted to expand our base of customers, we believe our revenues in the future will continue to be similarly derived from a limited number of customers, especially given the consolidation the industry has recently experienced. As a result, to the extent that sales to any of our significant customers are reduced or impaired, our business, results of operations, and financial condition could be materially and adversely affected.

The failure of one or more of our significant customers to make payments could adversely affect our business.

We are also subject to credit risk associated with the concentration of our accounts receivable from our customers. Our days sales outstanding, or DSOs, were 52 days and 49 days at September 30, 2001, and October 1, 2000, respectively. There can be no assurance they will remain at this level or improve. If we were to lose one of our current significant customers or did not receive their payments due to us, we could experience a material adverse effect on our business, results of operations and financial condition.

A decrease in the demand for high performance computer and storage systems could adversely affect our business.

Our Fibre Channel and IP Storage Networking products are currently used in high-performance computer and storage systems. The growth of our Fibre Channel products, which represent 98 percent of our revenues for the quarter ended September 30, 2001, has been supported by increasing demand for sophisticated networking and data storage solutions that support enterprise computing requirements, including on-line transaction processing, data mining, data warehousing, multimedia and Internet applications. Should there be a slowing in the growth of demand for such systems, our business, results of operations and financial condition could be materially adversely affected.

We have experienced losses in our history.

We have experienced losses in our history, most recently a net loss of $40,033 for the quarter ended September 30, 2001, and $23,603 for the fiscal year ended July 1, 2001. The net loss for the quarter ended September 30, 2001 included $39,064 of amortization of goodwill and other intangibles related to the acquisition of Giganet, Inc. and a non-recurring inventory charge of $13,635, or $8,454 net of tax. The net loss for the fiscal year ended July 1, 2001, included $22,280 of in-process research and development expenses and $52,085 of amortization of goodwill and other intangibles related to the acquisition of Giganet, Inc. We are amortizing goodwill and other intangibles related to the acquisition of Giganet, Inc. over periods of two to seven years, and the resulting recurring quarterly charges are expected to approximate or exceed our current level of pretax earnings, until we adopt Financial Accounting Standards Board Statement No. 142, or Statement 142, “Goodwill and Other Intangible Assets,” in the first quarter of fiscal 2003, potentially generating a net loss for us in upcoming quarters. We cannot be certain that revenues will remain at current levels or improve or that we will be profitable at such revenue levels.

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

The markets for our products are characterized by rapidly changing technology, evolving industry standards and the frequent introduction of new products and enhancements. Our future success depends in a large part on our ability to enhance our existing products and to introduce new products on a timely basis to meet changes in customer preferences and evolving industry standards. Currently, proposed new technologies such as 10 Gigabit optics, Infiniband, PCI-X, 3GIO, iSCSI, SCSI over IP, or SOIP, and Virtual Interface, or VI, are still in the early development stages and it is impossible to know what the end technology will provide. We cannot be certain that we will be successful in developing, manufacturing and marketing new products or product enhancements that respond to such changes in a timely manner and achieve market acceptance. We also cannot be certain that we will be able to develop the underlying core technologies necessary to create new products and enhancements, or that we will be able to license the core technologies with commercially reasonable terms from third parties.

A key element of our business strategy is to develop multiple ASICs in order to increase system performance and reduce manufacturing costs, thereby enhancing the price/performance of our storage networking products. We cannot be certain that we will be successful at developing and incorporating ASICs effectively and in a timely manner. Furthermore, as our customers migrate from one platform to the enhanced price/performance of the next platform, we may experience reduced revenue, gross profit and gross margin levels associated with lower average selling prices and higher relative product costs associated with improved performance. Also, economic conditions during platform migration periods can have a significant impact on results. This was evidenced in late September 2001, as some of our major customers made announcements that general economic conditions, exacerbated by the increase in economic uncertainty in the aftermath of the terrorist events of September 11, 2001, were having a negative impact on their financial results. The announcements made, and forecasts received, indicated deteriorating demand for our one gigabit products as these customers are expected to migrate to two gigabit products for future purchases. As a result, we recorded an excess and obsolete inventory charge totaling $13,635 during the quarter ended September 30, 2001. Additionally, changes in technology and consumer preference could potentially render our current products uncompetitive or obsolete. If we are unable, for technological or other reasons, to develop new products, enhance existing products, or consume existing products in a timely and cost-effective manner in response to technological and market changes, our business, results of operations and financial condition would be materially adversely affected.

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

Our revenues depend significantly upon the ability and willingness of our OEM customers to develop, promote and deliver, on a timely basis, products that incorporate our technology. The ability and willingness of OEM customers to develop, promote and deliver such products is based upon a number of factors, such as:

•	The timely development by us and our OEM customers of new products with new functionality, increased speed and enhanced performance at acceptable prices;

•	The development costs facing our OEM customers;

•	The compatibility of new products with both existing and emerging industry standards;

•	Technological advances;

•	The ability to acquire all required components;

•	Intellectual property issues; and

•	Competition in general.

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

We have experienced delays in product development in the past and may experience similar delays in the future. Given the short product life cycles in the markets for our products, any delay or unanticipated difficulty associated with new product introductions or product enhancements could have a material adverse effect on our business, results of operations and financial condition. Prior delays have resulted from numerous factors, such as:

•	Changing OEM product specifications;

•	Difficulties in hiring and retaining necessary personnel;

•	Difficulties in reallocating engineering resources and other resource limitations;

•	Difficulties with independent contractors;

•	Changing market or competitive product requirements;

•	Unanticipated engineering complexity;

•	Undetected errors or failures in software and hardware; and

•	Delays in the acceptance or shipment of products by OEM customers.

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

We rely on third-party suppliers for components that are used in our products, and we have experienced delays or difficulty in securing components in the past. Delays or difficulty in securing components may be caused by numerous factors including, but not limited to:

•	Discontinued production by a vendor;

•	Undetected errors or failures;

•	Natural disasters;

•	Disruption in shipping channels;

•	Difficulties associated with foreign operations; and

•	Market shortages.

Additionally, key components that we use in our products may only be available from single sources with which we do not have long-term contracts. For example, Intel is currently our sole supplier for microprocessors used in our Fibre Channel products, and IBM is currently our sole supplier for components that enable some of our older-generation Fibre Channel products to connect to networks. In addition, we design our own semiconductors that are embedded in our products, and these are manufactured by third-party semiconductor foundries such as LSI Logic and QuickLogic. In addition to hardware, we design software to provide functionality to our hardware products. We also license software from third party providers for use with our traditional networking products. Most of these providers are the sole source for this software.

Because we outsource the production of our products to contract manufacturers, K*TEC Electronics and Manufacturers’ Services Ltd., or MSL, we only manage the supply of a small number of our product components. K*TEC Electronics manufactures for us within the United States, while MSL manufactures for us in both the United States and in Europe at their Global Manufacturing Services production facility in Valencia, Spain. Currently, we rely upon K*TEC Electronics and MSL to complete the majority of the component purchases for our products. Consequently, we cannot be certain that the necessary components will be available to meet our future requirements at favorable prices, if at all. Moreover, because we rely upon K*TEC Electronics and MSL to manufacture, store and ship our products, if K*TEC Electronics or MSL are unable or unwilling to complete production runs for us in the future, or experience any significant delays in completing production runs or shipping product, the manufacturing and sale of our products would be temporarily suspended. An interruption in supply of our products and the cost of qualifying and shifting production to an alternative manufacturing and distribution facility would have a material adverse effect on our business, results of operations and financial condition.

The inadequacy of our intellectual property protections could adversely affect our business.

We believe that our continued success depends primarily on continuing innovation, marketing and technical expertise, as well as the quality of product support and customer relations. At the same time, our success is partially dependent on the proprietary technology contained in our products. We currently rely on a combination of patents, copyrights, trademarks, trade secret laws and contractual provisions to establish and protect our intellectual property rights in our products. For a more complete description of our intellectual property, you should read “Business — Intellectual Property” contained in our most recently filed Form 10-K.

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

For the quarter ended September 30, 2001, sales in the United States accounted for 64 percent of our total net revenues, sales in Europe accounted for 32 percent of our total net revenues, and sales in the Pacific Rim countries accounted for four percent of our total net revenues. For the quarter ended October 1, 2000, sales in the United States accounted for 67 percent of total net revenues, sales in Europe accounted for 30 percent of our total net revenues, and sales in the Pacific Rim countries accounted for three percent of our total net revenues. We expect that sales in the United States and Europe will continue to account for the substantial majority of our net revenues for the foreseeable future. All of our sales are currently denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. Additionally, some of our products are produced at Global Manufacturing Services, a MSL production facility in Valencia, Spain and as a result are subject to the risks inherent in international operations.

Our international business activities could be limited or disrupted by any of the following factors:

•	The imposition of governmental controls and regulatory requirements;

•	The costs and risks of localizing products for foreign countries;

•	Restrictions on the export of technology;

•	Financial and stock market dislocations;

•	Increases in interest rates;

•	Longer accounts receivable payment cycles;

•	Potentially adverse tax consequences;

•	The burden of complying with a wide variety of foreign laws;

•	Changes in the value of local currencies relative to our functional currency;

•	Trade restrictions;

•	Changes in tariffs; and

•	General economic and social conditions within foreign countries.

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

Our products are subject to U.S. Department of Commerce export control restrictions. Neither our customers nor we may export such products without obtaining an export license. These U.S. export laws also prohibit the export of our products to a number of countries deemed by the United States to be hostile. These restrictions may make foreign competitors facing less stringent controls on their products more competitive in the global market than we or our customers are. The U.S. government may not approve any pending or future export license requests. In addition, the list of products and countries for which export approval is required, and the regulatory policies with respect thereto, could be revised. The sale of our products could be harmed by our failure or the failure of our customers to obtain the required licenses or by the costs of compliance.

We may need additional capital in the future and such additional financing may not be available.

We currently anticipate that our available cash resources will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. However, we cannot assure you that such resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements. We may need to raise additional funds through public or private debt or equity financings in order to:

•	Take advantage of unanticipated opportunities, including more rapid international expansion or acquisitions of complementary businesses or technologies;

•	Develop new products or services; or

•	Respond to unanticipated competitive pressures.

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

In addition to the risks related to our acquisition of Giganet, Inc., we may pursue additional acquisitions or strategic investments that could provide new technologies, products or service offerings. Future acquisitions or strategic investments may involve the use of significant amounts of cash, potentially dilutive issuances of equity or equity-linked securities, incurrence of debt and amortization of intangible assets with determinable lives. Moreover, to the extent that any proposed acquisition or strategic investment is not favorably received by stockholders, analysts and others in the investment community, the price of our common stock could be adversely affected. In addition, acquisitions or strategic investments involve numerous risks, including:

•	Difficulties in the assimilation of the operations, technologies, products and personnel of the acquired company;

•	The diversion of management’s attention from other business concerns;

•	Risks of entering markets in which we have no or limited prior experience; and

•	The potential loss of key employees of the acquired company.

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

The stock market in general, and the stock prices in technology-based companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. Factors which could have a significant impact on the market price of our common stock include, but are not limited to, the following:

•	Quarterly variations in operating results;

•	Announcements of new products by us or our competitors;

•	The gain or loss of significant customers;

•	Changes in analysts’ earnings estimates;

•	Rumors or dissemination of false information;

•	Pricing pressures;

•	Short selling of our common stock;

•	General conditions in the computer, storage or communications markets; or

•	Events affecting other companies that investors deem to be comparable to us.

In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. In this regard, we and certain of our officers and directors have been named as defendants in a number of securities class action lawsuits filed in the United States District Court, Central District of California. Such lawsuits allege that we and certain of our officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints generally seek compensatory damages, costs and attorney’s fees in an unspecified amount. Pursuant to a Stipulation and Court Order, the actions have been consolidated. On August 24, 2001, an Amended and Consolidated Complaint was filed which asserts the same claims as discussed above. The defendants have filed a motion to dismiss the Amended and Consolidated Complaint, which is scheduled to be heard by the court on January 14, 2002. As a result of these lawsuits, a number of derivative cases have been filed in state courts in California and Delaware alleging that certain officers and directors breached their fiduciary duties to the Company in connection with the events alleged in the class action lawsuits. The derivative suit in Delaware was dismissed on August 28, 2001. On September 6, 2001, a new derivative case was filed in federal court in California. The complaints generally seek compensatory damages, costs and attorney’s fees in an unspecified amount. Such litigation could result in substantial costs to us and a diversion of our management’s attention and resources. While we believe that the lawsuits are without legal merit and intend to defend them vigorously, because the lawsuits are at an early stage, it is not possible to predict whether we will incur any material liability in connection with such lawsuits. We have received inquiries about events giving rise to the lawsuits from the Securities and Exchange Commission and the Nasdaq Stock Market.

Our corporate offices and principal product development facilities are located in a region that is subject to earthquakes and other natural disasters.

Our California facilities, including our corporate offices and principal product development facilities, are located near major earthquake faults. The Company is not specifically insured for earthquakes, or other such natural disasters. Any personal injury or damage to the facilities as a result of such occurrences could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Our stockholder rights plan and provisions of our certificate of incorporation and of the Delaware General Corporation Law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. The stockholder rights plan and these provisions of our certificate of incorporation and Delaware law are intended to encourage potential acquirers to negotiate with us and allow our board of directors the opportunity to consider alternative proposals in the interest of maximizing stockholder value. However, such provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price. You should read Note 10 to the Consolidated Financial Statements in our most recently filed Annual

Report on Form 10-K, our certificate of incorporation and Delaware law for more information on the anti-takeover effects of provisions of our stockholder rights plan.

Although we expect that our acquisition of Giganet, Inc. will result in benefits, those benefits may not be realized and our stock price may decline as a result.

On March 1, 2001, we completed our acquisition of Giganet, Inc. Effective July 2, 2001, Giganet was merged with and into Emulex Corporation, a California corporation that is the primary operating subsidiary of the Company. Achieving the benefits of the acquisition will depend in part on our ability to integrate the technology, operations and personnel of the two companies in a timely and efficient manner so as to minimize the risk that the acquisition will result in the loss of customers or key employees. Integrating Emulex and Giganet will be a complex, time consuming and expensive process and may disrupt Emulex’s and Giganet’s business if not completed in a timely and efficient manner.

Integrating two companies like Emulex and Giganet involves a number of risks, including:

•	Diverting management’s attention from ongoing operations;

•	Difficulties and expenses in combining the operations, technology and systems of the two companies;

•	Difficulties and expenses in assimilating and retaining employees, including integrating teams that have not previously worked together;

•	Difficulties in creating and maintaining uniform standards, controls, procedures and policies;

•	Different geographic locations of the principal operations of Emulex and Giganet;

•	Challenges in attracting new customers;

•	Difficulties in demonstrating to existing customers that the acquisition will not result in adverse changes to product quality, lead time for product deliveries or customer service standards; and

•	Potential adverse short-term effects on operating results, primarily as a result of increased costs resulting from the integration of the operations of the two companies.

We may not be able to successfully integrate the operations of Giganet or realize any of the anticipated benefits of an acquisition. A failure to do so could have a material adverse effect on Emulex’s business, financial condition and operating results.

The market price of our common stock may decline as a result of the acquisition.

The market price of our common stock may decline as a result of the acquisition if:

•	The integration of Emulex and Giganet is unsuccessful;

•	We do not achieve the perceived benefits of the acquisition as rapidly or to the extent anticipated by financial analysts or investors; or

•	The effect of the acquisition on our financial results is not consistent with the expectations of financial analysts or investors.

The purchase accounting treatment of the acquisition of Giganet resulted in a sizable one-time in-process research and development charge, and in sizable recurring amortization charges for acquisition-related intangibles and other items, which have generated and will likely continue to generate net losses for us after the completion of the acquisition.

We incurred a one-time charge of $22,280 for in-process research and development upon the close of the acquisition, which negatively impacted our results of operations in fiscal 2001. In addition, we have and will continue to incur acquisition—related expenses associated with the amortization of goodwill and other intangibles until the adoption of Statement 142 as well as noncash compensation charges arising out of Giganet options assumed by the Company. The valuation of the acquisition was $689 million which resulted in $642 million of goodwill and other intangibles related to the acquisition. We are amortizing these intangibles over periods of two to seven years, and the resulting recurring quarterly charges are expected to approximate or exceed our current level of pretax earnings, until we adopt Statement 142, potentially generating a net loss for us in upcoming quarters.

Competitors of Emulex and Giganet may increase their competitive pressures on the integrated businesses, or make announcements challenging the expected benefits of the acquisition, causing our stock price to decline.

As integrated businesses, Emulex and Giganet will face the combined competitive pressure from existing competitors of both companies. Some of these competitors may see the integrated businesses as a new threat and exert greater competitive pressures than either company currently faced previously. Some competitors may join together, through agreements or acquisitions, to face the challenge or perceived challenge that the acquisition presents. If we are not able to adequately respond to this increased competition, the companies’ integrated businesses, financial conditions and operating results would be adversely affected.

In addition, competitors may make public announcements that challenge or question our expectation that the acquisition will result in benefits. Such announcements could cause our stock price to decline. In addition, if such announcements require a response from us, such announcements could disrupt and delay our attempts to integrate the two companies, which could have a material adverse effect on our business, financial condition and operating results.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Interest Rate Sensitivity

At September 30, 2001, the Company’s investment portfolio consisted of fixed income securities, excluding those classified as cash equivalents, of $183,249. The Company has the positive intent and ability to hold these securities to maturity. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10 percent from the levels at September 30, 2001, the decline in the fair value of the portfolio would not be material to the Company’s financial position, results of operations and cash flows.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

Beginning on or about February 20, 2001, the Company and certain of its officers and directors were named as defendants in a number of securities class action lawsuits filed in the United States District Court, Central District of California. The plaintiffs in the actions purport to represent purchasers of the Company’s common stock during various periods ranging from January 18, 2001 through February 9, 2001. The complaints allege that the Company and certain of its officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints generally seek compensatory damages, costs and attorney’s fees in an unspecified amount. Pursuant to a Stipulation and Court Order, the actions have been consolidated. On August 24, 2001, an Amended and Consolidated Complaint was filed which asserts the same claims as discussed above. The defendants have filed a motion to dismiss the Amended and Consolidated Complaint, which is scheduled to be heard by the court on January 14, 2002. As a result of these lawsuits, a number of derivative cases have been filed in state courts in California and Delaware alleging that certain officers and directors breached their fiduciary duties to the Company in connection with the events alleged in the class action lawsuits. The derivative suit in Delaware was dismissed on August 28, 2001. On September 6, 2001, a new derivative case was filed in federal court in California. The Company believes that the lawsuits are without legal merit and intends to defend them vigorously. However, because the lawsuits are at an early stage, it is not possible to predict whether the Company will incur any liability in connection with such lawsuits. The Company has received inquiries about events giving rise to the lawsuits from the Securities and Exchange Commission and the Nasdaq Stock Market.

The Company is also undergoing examination by the Internal Revenue Service of Emulex Caribe’s 1995 U.S. tax return and Emulex Corporation’s 1998 U.S. tax return. It is management’s belief that the outcome of these examinations will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Additionally, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s liquidity, consolidated financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit 2.1	Agreement and Plan of Merger, as amended, relating to the acquisition of Giganet, Inc. by the Registrant (incorporated by reference to Exhibit 2.1 and 2.2 to the Registrant’s Current Reports on Form 8-K filed on December 21, 2000 and March 14, 2001, respectively)

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for 1997)

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000)

Exhibit 3.3	Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for 1997)

Exhibit 3.4	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4 to the Registrant’s Current Report on Form 8-K filed February 2, 1989)

Exhibit 4.1	Rights Agreement, dated January 19, 1989, as amended (incorporated by reference to Exhibit 4 to the Registrant’s Current Report on Form 8-K filed February 2, 1989)

Exhibit 4.2	Certificate regarding extension of Final Expiration Date of Rights Agreement, dated January 18, 1999 (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on form S-3, filed on May 17, 1999)

     (b)  Reports on Form 8-K.

The registrant has not filed any reports on Form 8-K during the period for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2001

EMULEX CORPORATION

By:	/s/ Paul F. Folino

Paul F. Folino President and Chief Executive Officer

By:	/s/ Michael J. Rockenbach

Michael J. Rockenbach Executive Vice President and Chief Financial Officer (Principal Financial & Chief Accounting Officer)