Form 10-Q
period 2001-12-30
EMULEX CORP /DE/
filed 2002-02-12
CIK 350917

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_____________________

(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended December 30, 2001

OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     No

As of February 5, 2002, the registrant had 81,350,786 shares of common stock outstanding.

EMULEX CORPORATION AND SUBSIDIARIES

INDEX

PAGE

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets December 30, 2001 and July 1, 2001	2

Condensed Consolidated Statements of Operations Three and six months ended December 30, 2001 and December 31, 2000	3

Condensed Consolidated Statements of Cash Flows Six months ended December 30, 2001 and December 31, 2000	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Qualitative and Quantitative Disclosures about Market Risk	30

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 4. Submission of Matters to a Vote of Security Holders	30

Item 6. Exhibits and Reports on Form 8-K	32

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EMULEX CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	December 30,	July 1,
	2001	2001

Assets

Current assets:

Cash and cash equivalents	$51,783	$36,471

Investments	137,091	148,204

Accounts and other receivables, net	37,532	40,239

Inventories, net	20,442	38,616

Prepaid expenses	4,585	2,527

Deferred income taxes	2,696	1,579

Total current assets	254,129	267,636

Property and equipment, net	18,391	18,379

Long-term investments	51,211	38,805

Goodwill and other intangibles, net	512,188	590,316

Deferred income taxes and other assets	2,844	2,878

	$838,763	$918,014

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$13,203	$29,253

Accrued liabilities	19,885	11,749

Income taxes payable and other current liabilities	948	300

Total current liabilities	34,036	41,302

Other liabilities	—	26

	34,036	41,328

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	—	—

Common stock, $0.10 par value; 240,000,000 shares authorized; 81,208,664 and 81,799,322 issued and outstanding at December 30, 2001, and July 1, 2001, respectively	8,121	8,180

Additional paid-in capital	855,656	861,461

Deferred compensation	(10,162)	(12,366)

Retained earnings (accumulated deficit)	(48,888)	19,411

Total stockholders’ equity	804,727	876,686

	$838,763	$918,014

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended

	December 30,	December 31,	December 30,	December 31,
	2001	2000	2001	2000

Net revenues	$62,211	$71,075	$114,955	$126,531

Cost of sales	28,357	33,449	67,321	61,251

Gross profit	33,854	37,626	47,634	65,280

Operating expenses:

Engineering and development	11,553	5,160	22,462	9,975

Selling and marketing	5,023	3,802	10,322	6,657

General and administrative	2,827	2,540	5,674	4,733

Amortization of goodwill and other intangibles	39,064	—	78,128	—

Total operating expenses	58,467	11,502	116,586	21,365

Operating income (loss)	(24,613)	26,124	(68,952)	43,915

Nonoperating income	1,972	5,097	4,691	8,035

Income (loss) before income taxes	(22,641)	31,221	(64,261)	51,950

Income tax provision	5,625	11,864	4,038	19,741

Net income (loss)	$(28,266)	$19,357	$(68,299)	$32,209

Net income (loss) per share:

Basic	$(0.35)	$0.26	$(0.84)	$0.44

Diluted	$(0.35)	$0.25	$(0.84)	$0.41

Number of shares used in per share computations:

Basic	81,106	73,488	81,430	73,115

Diluted	81,106	78,293	81,430	77,771

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended

	December 30,	December 31,
	2001	2000

Cash flows from operating activities:

Net income (loss)	$(68,299)	$32,209

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization of property and equipment	3,931	1,509

Stock-based compensation	1,903	—

Amortization of goodwill and other intangibles	78,128	—

Gain on sale of strategic investment	—	(1,884)

Loss on disposal of property and equipment	353	156

Deferred income taxes	(71)	—

Tax benefit from exercise of stock options	2,995	19,741

Provision for doubtful accounts	229	199

Changes in assets and liabilities:

Accounts receivable	2,478	(18,141)

Inventories	18,174	(12,641)

Prepaid expenses and other assets	(3,070)	77

Accounts payable	(16,050)	17,524

Accrued liabilities	8,110	1,605

Income taxes payable	648	(2)

Net cash provided by operating activities	29,459	40,352

Cash flows from investing activities:

Additions to property and equipment	(4,296)	(5,529)

Purchases of investments	(255,451)	(294,259)

Maturities of investments	254,158	241,234

Proceeds from sale of strategic investment	—	5,484

Net cash used in investing activities	(5,589)	(53,070)

Cash flows from financing activities:

Principal payments under capital leases	—	(1)

Proceeds from issuance of common stock under stock option plans	1,412	4,144

Proceeds from issuance of common stock under employee stock purchase plan	569	—

Repurchase of common stock	(10,539)	—

Net cash provided by (used in) financing activities	(8,558)	4,143

Net increase (decrease) in cash and cash equivalents	15,312	(8,575)

Cash and cash equivalents at beginning of period	36,471	23,471

Cash and cash equivalents at end of period	$51,783	$14,896

Supplemental disclosures:

Cash paid during the period for:

Interest	$7	$1

Income taxes	$467	$2

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.	In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the financial position as of December 30, 2001, and July 1, 2001, and the condensed consolidated statements of operations for the three and six months ended December 30, 2001, and December 31, 2000, and the statements of cash flows for the six months then ended. Additionally, all share, per share and related data presented in the condensed consolidated financial statements and footnotes have been retroactively adjusted to reflect all stock splits. Interim results for the three and six months ended December 30, 2001, are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. The interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2001. References to dollar and share amounts are in thousands, except per share data, unless otherwise specified.

2.	Business Combination

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

5

The total purchase price and allocation among the fair value of tangible and intangible assets and liabilities (including purchased IPR&D) are summarized as follows:

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

The acquisition has been included in the condensed consolidated balance sheets and the operating results of Giganet have been included in the condensed consolidated statements of operations since the acquisition date, March 1, 2001.

3.	Inventories

Inventories, net, are summarized as follows:

	December 30,	July 1,
	2001	2001

Raw materials	$5,199	$11,524

Finished goods	15,243	27,092

	$20,442	$38,616

Starting in late September 2001, some of the Company’s major customers made announcements that general economic conditions, exacerbated by the increase in economic uncertainty in the aftermath of the terrorist events of September 11, 2001, were having a negative impact on their financial results. The announcements made, and forecasts received, indicated deteriorating demand for the Company’s one gigabit products as these customers are expected to migrate to two gigabit products for future purchases. As a result, the Company recorded an excess and obsolete inventory charge totaling $13,635 during the quarter ended September 30, 2001. As with all inventory, the Company regularly compares forecasted demand for its one gigabit products against inventory on hand. Accordingly, the Company may have to adjust excess and obsolete inventory reserves as forecasted demand changes. As of December 30, 2001, the Company had unreserved inventory on hand of approximately $10,000 related to its one gigabit products. The Company reviewed the carrying value of inventory as of December 30, 2001, and determined that no additional adjustment to the carrying value of inventory was necessary.

4.	Goodwill and Other Intangibles

Goodwill and other intangibles, net, are as follows:

	December 30,	July 1,
	2001	2001

Goodwill	$599,101	$599,101

Core technology and patents	40,600	40,600

Assembled workforce	2,680	2,680

Completed technology	20	20

	642,401	642,401

Less accumulated amortization	(130,213)	(52,085)

	$512,188	$590,316

As the markets for the Company’s products are characterized by rapidly changing technology, evolving industry standards, and the frequent introduction of new products and enhancements, it is reasonably possible that the estimates of the anticipated future gross revenues, the remaining estimated economic life, or both will be reduced within the next year. Reasonably possible is defined as more than remote but less than likely. As a result, the net capitalized core technology and patents of $35,767 at December 30, 2001, may be reduced within the next year.

5.	Accrued Liabilities

Components of accrued liabilities are as follows:

	December 30,	July 1,
	2001	2001

Payroll and related costs	$5,974	$5,292

Accrued inventory purchases	5,702	—

Warranty reserves	2,242	1,473

Deferred revenue	1,840	1,617

Advertising and promotions	1,817	1,467

Other	2,310	1,900

	$19,885	$11,749

6.	Commitments and Contingencies

Beginning on or about February 20, 2001, the Company and certain of its officers and directors were named as defendants in a number of securities class action lawsuits filed in the United States District Court, Central District of California. The plaintiffs in the actions purport to represent purchasers of the Company’s common stock during various periods ranging from January 18, 2001, through February 9, 2001. The complaints allege that the Company and certain of its officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints generally seek compensatory damages, costs and attorney’s fees in an unspecified amount. Pursuant to a Stipulation and Court Order, the actions have been consolidated. On August 24, 2001, an Amended and Consolidated Complaint was filed which asserts the same claims as discussed above. The defendants filed a motion to dismiss the Amended and Consolidated Complaint, which was scheduled to be heard by the Court on February 4, 2002. However, prior to the hearing the Court took the matter under submission and indicated that a determination will be made whether to hold oral argument at a later date. As a result of these class action lawsuits, a number of derivative cases were filed in state courts in California and Delaware alleging that certain officers and directors breached their fiduciary duties to the Company in connection with the events alleged in the class action lawsuits. The derivative cases filed in California State Courts have been consolidated in Orange County and Plaintiffs filed a consolidated and amended complaint on January 31, 2002. The defendants have until March 4, 2002, to respond to the new complaint. The derivative suit in Delaware was dismissed on August 28, 2001. On September 6, 2001, a new derivative case was filed in federal court in California. The defendants filed a motion to dismiss or stay this action and the Court heard that motion on February 4, 2002, and took the matter under submission. The Company believes that the lawsuits are without legal merit and intends to defend them vigorously. However, because the lawsuits are at an early stage, it is not possible to predict whether the Company will incur any liability or the amount of any liability in connection with such lawsuits. The Company has received inquiries about events giving rise to the lawsuits from the Securities and Exchange Commission and the Nasdaq Stock Market.

The Company is also undergoing examination by the Internal Revenue Service of Emulex Corporation’s 1998 U.S. tax return. It is management’s belief that the outcome of this examination will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

The Company recorded an excess and obsolete inventory charge of $13,635 associated with older-generation one gigabit products during the quarter ended September 30, 2001. As with all inventory, the Company regularly compares forecasted demand for its one gigabit products against inventory on hand. Accordingly, the Company may have to adjust excess and obsolete inventory reserves as forecasted demand changes. As of December 30, 2001, the Company had unreserved inventory on hand of approximately $10,000 related to its one gigabit products.

The Company was previously required to enter into an end-of-life purchase agreement for a key inventory component as the sole-source manufacturer of this component announced their discontinued manufacturing of the component. As of December 30, 2001, the Company’s remaining purchase obligation was $21,459. In relation to the excess and obsolete inventory charge associated with older generation one gigabit products, the Company has accrued $5,702, which represents the Company’s commitment to purchase this key component in excess of forecasted demand.

Additionally, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

7.	Earnings per Share

Basic net income (loss) per share and diluted net loss per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing income available to shareholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of outstanding stock options is reflected in diluted net income per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended

	December 30,	December 31,	December 30,	December 31,
	2001	2000	2001	2000

Numerator:

Net income (loss)	$(28,266)	$19,357	$(68,299)	$32,209

Denominator:

Denominator for basic net

income (loss) per share – weighted average shares outstanding	81,106	73,488	81,430	73,115

Effect of dilutive securities:

Dilutive options outstanding	—	4,805	—	4,656

Denominator for diluted net income (loss) per share – adjusted weighted average shares	81,106	78,293	81,430	77,771

Basic net income (loss) per share	$(0.35)	$0.26	$(0.84)	$0.44

Diluted net income (loss) per share	$(0.35)	$0.25	$(0.84)	$0.41

Antidilutive options excluded from the computation	9,802	625	9,802	1,203

Average market price	$28.02	$70.69	$24.69	$55.79

As the Company recorded a net loss for both the three and six month periods ended December 30, 2001, all outstanding stock options were excluded from the calculation of diluted net loss per share in those periods because the effect would have been antidilutive. Additionally, the antidilutive options were excluded from the computation of diluted earnings per share for the three and six month periods ended December 31, 2000, because the options’ exercise prices were greater than the average market price of the common shares during the respective periods.

8.	Common Stock Split

On December 15, 2000, the Company completed a two-for-one stock split. The par value of the Company’s common stock remained constant. All share and per share data presented in the condensed consolidated financial statements and footnotes reflect this stock split.

9.	Subsequent Event

On January 23, 2002, the Company announced a private placement of $300,000 aggregate principal amount of 1.75 percent convertible subordinated notes due February 1, 2007. Interest is payable in cash on February 1 and August 1 of each year beginning August 1, 2002. In addition, the Company granted the initial purchasers of the notes a 30-day option, which they have exercised, to purchase an additional $45,000 principal amount of the notes. These notes may be converted by the holder at any time into shares of the Company’s common stock at the conversion price of $53.84 per share. If all outstanding notes were converted, this would result in the issuance of approximately 6,400 shares of the Company’s common stock. The Company may redeem the notes on or after February 5, 2005, in whole or in part. The Company expects to incur associated issuance costs of approximately $11,000. The $345,000 transaction closed on January 29, 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information contained herein, the discussions in this Form 10-Q in general may contain certain forward-looking statements. In addition, when used in this Form 10-Q, the words “anticipates,” “in the opinion,” “believes,” “intends,” “expects” and similar expressions are intended to identify forward-looking statements. Actual future results could differ materially from those described in the forward-looking statements as a result of factors discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, as well as in “Risk Factors” set forth herein, and in the Company’s most recently filed Annual Report on Form 10-K. These factors include the fact that the economy generally, and the technology and storage segments specifically, have recently been in a state of uncertainty making it difficult to determine if past experience is a good guide to the future and making it impossible to determine if markets will grow or shrink in the short term. Recently, the Company’s results have been significantly impacted by a widespread slowdown in technology investment that has also pressured the storage networking market that is the mainstay of the Company’s business. Until orders return to historical patterns, the Company is unable to predict with any accuracy what future quarterly results might be. Thus, the forward-looking statements reflect management’s best estimate of likely results if market conditions stabilize and if the storage sector begins to recover and resume a growth pattern. Other factors affecting these forward-looking statements include, but are not limited to, the following: the fact that the Company’s markets are characterized by rapidly changing technology, evolving industry standards and frequent introductions of new products and enhancements, and the Company may not be able to respond to such changes on a timely basis; the fact that the storage networking market is at an early stage of development; changes in economic conditions; the effect of recent terrorist attacks and the ongoing political and military response thereto by the United States and European governments; changes in end-user demand for technology solutions, including the possibility of slower than expected growth in demand for storage networking solutions; possible transitions from board level to application specific computer chip (“ASIC”) solutions for selected applications; possible delays in Original Equipment Manufacturer (“OEM”) launching of products enabled by the Company’s solutions; the development stage status of the Company’s Virtual Interface/Internet Protocol (“VI/IP”) and Internet Small Computer System Interface (“iSCSI”) products, which are subject to significant technical, competitive and market acceptance risks; the ability of Emulex to effectively integrate Giganet, Inc.’s (“Giganet’s”) operations, now known as the Company’s IP Storage Networking Group, into its own and achieve operating expense goals; the highly competitive nature of the markets for the Company’s products as well as pricing pressures that may result from such competitive conditions; the Company’s ability to attract and retain skilled personnel; the Company’s reliance on third-party suppliers for components used in the Company’s products and on manufacturing subcontractors that assemble and distribute the Company’s products; the Company’s reliance on certain OEMs, distributors and key customers; the fact that potential acquisitions or strategic investments may be more costly or less profitable than anticipated; potential fluctuations in the Company’s future effective tax rate; and changes in purchase accounting as a result of the implementation of Statement of Financial Accounting Standards No. 142 (“Statement 142”) in the first quarter of fiscal 2003 may result in financial statement presentation that could be less favorably received by investors. The Company cautions the reader, however, that these lists of risk factors may not be exhaustive. The Company expressly disclaims any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances. References contained herein to “Emulex,” the “Company,” “we,” “our” and “us” refer to Emulex Corporation and it subsidiaries. References to amounts are in thousands, except per share data, unless otherwise specified.

Company Overview

Emulex Corporation is a leading designer, developer and supplier of host bus adapters (“HBAs”) and ASICs that provide intelligent connectivity solutions for storage area networks (“SANs”), network attached storage (“NAS”), and redundant array of independent disks (“RAID”), storage. Host bus adapters are the data communication products that enable servers to connect to storage networks by offloading communications processing tasks as information is delivered and sent to the network. The Company’s products are based on internally developed ASIC, firmware and software technology, and offer support for a wide variety of SAN protocols, configurations, system interfaces and operating systems. Emulex’s architecture offers customers a stable applications program interface (“API”), that has been preserved across multiple generations of adapters and to which many of the world’s leading OEMs have customized software for mission-critical server and storage system applications.

Recently, the majority of the Company’s revenues have been comprised of products based on Fibre Channel technology. The Company’s Fibre Channel development efforts began in 1992 and the Company shipped its first Fibre Channel product in volume in 1996. According to IDC and Dataquest, in Calendar 2000 the Company was the world’s largest provider of

Fibre Channel host bus adapters in terms of both revenue and units shipped. In March 2001, the Company acquired Giganet; a leading developer of storage networking products based on Ethernet and IP technologies. Effective July 2, 2001, Giganet was merged with and into Emulex Corporation, a California corporation that is the primary operating subsidiary of the Company. The Company’s strategy with this acquisition is to leverage Giganet’s technology and extend the Company’s market-leading HBA APIs into iSCSI and VI based storage networking market sectors. The CompanyLet’s delete if OK has secured significant customer relationships with the world’s leading storage and server suppliers, including Compaq, Dell, EMC, Fujitsu-Siemens, Groupe Bull, Hewlett-Packard, Hitachi Data Systems, IBM, NEC, Network Appliance and Unisys. In addition, the Company has formed strategic relationships with industry leaders such as Brocade, Intel, INRANGE, Legato, McDATA, Microsoft, and Veritas. The Company markets to OEMs and end-users through its own worldwide selling organization, as well as to distribution partners. Corporate headquarters are located in Costa Mesa, California. As of December 30, 2001, the Company had a total of 327 employees.

Convertible Subordinated Notes Offering

On January 23, 2002, the Company announced a private placement of $300 million aggregate principal amount of 1.75 percent convertible subordinated notes due February 1, 2007. Interest is payable in cash on February 1 and August 1 of each year, beginning August 1, 2002. In addition, the Company granted the initial purchasers of the notes a 30-day option, which they have exercised, to purchase an additional $45 million principal amount of the notes. These notes may be converted by the holder at any time into shares of the Company’s common stock at the conversion price of $53.84 per share. If all outstanding notes were converted, this would result in the issuance of approximately 6.4 million shares of the Company’s common stock. The Company may redeem the notes on or after February 5, 2005, in whole or in part. The Company expects to incur associated issuance costs of approximately $11 million. The $345 million transaction closed on January 29, 2002.

Results of Operations

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere herein.

	Percentage of Net Revenues		Percentage of Net Revenues
	For the Three Months Ended		For the Six Months Ended

	December 30,	December 31,	December 30,	December 31,
	2001	2000	2001	2000

Net revenues	100.0%	100.0%	100.0%	100.0%

Cost of sales	45.6	47.1	58.6	48.4

Gross profit	54.4	52.9	41.4	51.6

Operating expenses:

Engineering and development	18.6	7.3	19.5	7.9

Selling and marketing	8.1	5.2	8.9	5.3

General and administrative	4.5	3.6	5.0	3.7

Amortization of goodwill and other intangibles	62.8	—	68.0	—

Total operating expenses	94.0	16.1	101.4	16.9

Operating income (loss)	(39.6)	36.8	(60.0)	34.7

Nonoperating income	3.2	7.1	4.1	6.4

Income (loss) before income taxes	(36.4)	43.9	(55.9)	41.1

Income tax provision	9.0	16.7	3.5	15.6

Net income (loss)	(45.4)%	27.2%	(59.4)%	25.5%

Three months ended December 30, 2001, compared to three months ended December 31, 2000

Net Revenues. Net revenues for the second quarter of fiscal 2002 ended December 30, 2001, were $62,211, a decrease of $8,864, or 12 percent, from $71,075 for the same quarter of fiscal 2001 ended December 31, 2000. The widespread slowdown in technology investment that the Company believes is the cause of this decrease has affected the Company’s OEM and distribution customers at different times and in varying degrees of severity. Net revenues for the three months ended December 30, 2001, consisted of $48,916 from sales to OEMs, $13,242 from sales through distribution channels, and $53 from sales directly to end-users. This represents a decrease in OEM sales of $8,906, or 15 percent, an increase in distribution sales of $83, or one percent, and a decrease in end-user sales of $41, or 44 percent, compared to the same quarter of fiscal 2001.

From a product line perspective, net revenues generated from the Company’s Fibre Channel products for the three months ended December 30, 2001, were $59,606, or 96 percent of total net revenues. This represents a decrease of $9,258, or 13 percent, from the same quarter of fiscal 2001, which was a relatively strong quarter for the Company. During the second half of fiscal 2001, the Company first experienced a downturn in Fibre Channel host bus adapter demand. The Company believes industry-wide decreases in end-user demand for technology solutions caused this downturn in demand and has caused the decrease in net revenues generated from Fibre Channel products for the three months ended December 30, 2001. The Company’s net revenues in this market have continued to be generated primarily from OEMs taking product directly and through distribution channels. Net revenues from the Company’s IP Storage Networking products, which were added to the Company’s product offerings in the third quarter of fiscal 2001 with the acquisition of Giganet, were $1,422, or two percent of total net revenues for the three months ended December 30, 2001. Net revenues from the Company’s traditional networking products were $1,183, or two percent of total net revenues, for the three months ended December 30, 2001. This represents a decrease of $1,028, or 46 percent, from the same quarter of fiscal 2001. This decrease in net revenues from the Company’s traditional networking products was principally due to the ongoing maturation of these products and a decrease in the Company’s focus on these products. The Company expects that its traditional networking products will contribute negligible revenues to succeeding quarters.

For the three months ended December 30, 2001, direct sales to Compaq, IBM, and Celestica accounted for 29 percent, 17 percent, and 12 percent of the Company’s total net revenues, respectively. Direct sales to no other customer accounted for more than 10 percent of total net revenues. Additionally, some of the Company’s larger OEM customers purchased products indirectly through distributors, resellers or other third parties. Total net revenues, including direct sales to the Company’s customers and their customer-specific models purchased indirectly through other distribution channels, amounted to 29 percent of the Company’s total net revenues for IBM, 29 percent for Compaq and 17 percent for EMC for the three months ended December 30, 2001. For the same quarter of fiscal 2001, direct sales to Compaq, IBM, and EMC accounted for 27 percent, 17 percent, and 13 percent of the Company’s total net revenues, respectively. Direct sales to no other customer accounted for more than 10 percent of total net revenues during this period. Total net revenues, including direct sales to the Company’s customers and their customer-specific models purchased indirectly through other distribution channels, amounted to 27 percent of the Company’s total net revenues for Compaq, 25 percent for IBM, and 22 percent for EMC for the same quarter of fiscal 2001. Direct sales to the Company’s top five customers accounted for 67 percent of total net revenues for the three months ended December 30, 2001, compared to 71 percent for the same quarter of fiscal 2001. Recently, Compaq and Hewlett-Packard announced their intention to merge. The Company does not know the effect, if any, that such merger, if completed, would have on the Company’s sales.

Domestic net revenues were $34,261, or 55 percent of total net revenues, for the three months ended December 30, 2001, and $43,865, or 62 percent of total net revenues, for the same quarter of fiscal 2001. The decrease in domestic net revenues of $9,604, or 22 percent, is principally due to industry-wide decreases in end-user demand for technology solutions. International net revenues were $27,950, or 45 percent of total net revenues, for the three months ended December 30, 2001, and $27,210, or 38 percent of total net revenues, for the same quarter of fiscal 2001. The Company believes this increase in international net revenues of $740, or three percent, was attributable primarily to a slight increase in demand from one international OEM customer.

Gross Profit. Cost of sales included the cost of production of finished products, as well as support costs and other expenses related to inventory management, manufacturing quality and order fulfillment. For the three months ended December 30, 2001, gross profit decreased $3,772, or 10 percent, to $33,854, from $37,626 for the same quarter of fiscal 2001. The decrease in gross profit in the three months ended December 30, 2001, was primarily due to lower revenue, and to a lesser extent, the inclusion of costs from the Company’s IP Storage Networking Group, formerly Giganet, acquired in March 2001. Gross margin increased to 54 percent for the three months ended December 30, 2001, compared to 53 percent for the same quarter of fiscal 2001 primarily due to changes in product mix and the improved cost structures for the Company’s newer generation products. For the three months ended December 30, 2001, cost of sales included $14 of amortized deferred compensation expense related to the acquisition of Giganet.

Engineering and development. Engineering and development expenses consisted primarily of salaries and related expenses for personnel engaged in the design, development and technical support of the Company’s products. These expenses included third-party fees paid to consultants, prototype development expenses and computer services costs related to supporting computer tools used in the design process. Engineering and development expenses were $11,553 and $5,160 for the three months ended December 30, 2001, and December 31, 2000, representing 19 and seven percent of net revenues, respectively. Engineering and development expenses increased by $6,393, or 124 percent, for the three months ended December 30, 2001, compared to the same quarter of fiscal 2001. This increase was due to both the Company’s increased investment in its Fibre Channel and Internet Protocol product development, as well as the absorption of its IP Storage Networking Group’s engineering and development expenses, which included $539 of amortized deferred compensation expenses related to the acquisition of Giganet. Due to the technical nature of the Company’s products, engineering support is a critical part of the Company’s strategy during both the development of its products and the support of its customers from product design through deployment into the market. Management intends to continue to make significant investments in the technical support and enhancement of the Company’s current products, as well as the continued development of new products. Engineering expenses can fluctuate from quarter to quarter depending on several factors, including new product introduction schedules, hiring patterns and depreciation of capital equipment.

Selling and marketing. Selling and marketing expenses consisted primarily of salaries, commissions and related expenses for personnel engaged in the marketing and sales of the Company’s products, as well as trade shows, product literature, promotional support costs and other advertising related costs. Selling and marketing expenses were $5,023 and $3,802 for the three months ended December 30, 2001, and December 31, 2000, representing eight and five percent of net revenues, respectively. Selling and marketing expenses increased by $1,221, or 32 percent, for the three months ended December 30, 2001, compared to the same quarter of fiscal 2001. This increase was primarily due to increased salaries and commissions associated with the absorption of the Company’s IP Storage Networking Group, formerly Giganet, acquired in March 2001. The Company’s IP Storage Networking Group’s selling and marketing expenses included $286 of amortized deferred compensation expenses related to the acquisition of Giganet. Additionally, the Company recognized $50 of amortized deferred compensation expense associated with a change in the United Kingdom’s tax laws.

General and administrative. General and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees and other associated corporate expenses. General and administrative expenses were $2,827 and $2,540 for the three months ended December 30, 2001, and December 31, 2000, representing five and four percent of net revenues, respectively. General and administrative expenses increased by $287, or 11 percent, for the three months ended December 30, 2001, compared to the same quarter of fiscal 2001. This increase was due to both the Company’s higher compensation expenses associated with additional employees and the absorption of its IP Storage Networking Group’s general and administrative expenses, which included $60 of amortized deferred compensation expenses related to the acquisition of Giganet.

Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles included the amortization of goodwill and other purchased intangible assets that related to the acquisition of Giganet, completed March 1, 2001. The amortization of goodwill and other intangibles was $39,064 for the three months ended December 30, 2001, representing 63 percent of net revenues. This amortization consisted of $37,444 and $168 for goodwill and assembled workforce, respectively; as well as $1,450 and $2 for core technology and patents and completed technology, respectively. No amortization of goodwill and other intangibles was incurred in the same quarter of fiscal 2001. The Company will adopt Statement 142 in the first quarter of fiscal 2003. Until then, the Company expects to incur approximately $39,000 per quarter of additional amortization of goodwill and other intangibles as a result of the acquisition of Giganet. Under current generally accepted accounting principles, the goodwill and other intangibles are being amortized over periods of two to seven years. The resulting recurring quarterly charges are expected to exceed the Company’s current level of pretax earnings, potentially generating a net loss for the Company in upcoming quarters.

Nonoperating Income. Nonoperating income consisted primarily of interest income. The Company’s nonoperating income decreased $3,125 to $1,972 for the three months ended December 30, 2001, compared to $5,097 in the same quarter of fiscal 2001. This decrease in nonoperating income is primarily due to a one-time gain of $1,884 from the sale of a strategic investment during the three months ended December 31, 2000. The remaining decrease is due to a decrease in interest income associated with the investments of the cash generated from operations and the funds the Company received from the secondary offering of common stock completed during the fourth quarter of fiscal 1999. The decrease in interest income is primarily attributable to lower interest rates.

Income Taxes. For the quarter ended December 30, 2001, the Company recorded a tax provision in the amount of $5,625. The Company recorded a tax provision rather than a tax benefit, and at a rate other than the statutory federal tax rate, primarily due to the non-deductibility of goodwill amortization. For the three months ended December 31, 2000, the Company recorded a 38 percent tax provision in the amount of $11,864.

The Company is undergoing examination by the Internal Revenue Service of its 1998 U.S. tax return. In the opinion of management, this examination will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Six months ended December 30, 2001, compared to six months ended December 31, 2000

Net Revenues. Net revenues for the six months of fiscal 2002 ended December 30, 2001, were $114,955, a decrease of $11,576, or nine percent, from $126,531 for the same six-month period of fiscal 2001 ended December 31, 2000. The widespread slowdown in technology investment that the Company believes is the cause of this decrease has affected the Company’s OEM and distribution customers at different times and in varying degrees of severity. Net revenues for the six months ended December 30, 2001, consisted of $89,961 from sales to OEMs, $24,693 from sales through distribution channels and $301 from sales directly to end-users. This represents a decrease in OEM sales of $14,968, or 14 percent, an increase in distribution sales of $3,457, or 16 percent, and a decrease in end-user sales of $65, or 18 percent, compared to the same six month period of fiscal 2001.

From a product line perspective, net revenues generated from the Company’s Fibre Channel products for the six months ended December 30, 2001, were $111,159, or 97 percent of total net revenues. This represents a decrease of $7,949, or seven percent, from the same six-month period of fiscal 2001. During the second half of fiscal 2001, the Company first experienced a downturn in Fibre Channel host bus adapter demand. The Company believes industry-wide decreases in end-user demand for technology solutions caused this downturn in demand and has caused the decrease in net revenues generated from Fibre Channel products for the six months ended December 30, 2001. Furthermore, the Company experienced relatively strong Fibre Channel demand in the previous fiscal year’s second quarter ended December 31, 2000. The Company’s net revenues in this market have continued to be generated primarily from OEMs taking product directly and through distribution channels. Net revenues from the Company’s IP Storage Networking products, which were added to the Company’s product offerings in the third quarter of fiscal 2001 with the acquisition of Giganet, were $2,201, or two percent of total net revenues for the six months ended December 30, 2001. Net revenues from the Company’s traditional networking products were $1,595, or one percent of total net revenues, for the six months ended December 30, 2001. This represents a decrease of $5,828, or 79 percent, from the same six-month period of fiscal 2001. This decrease in net revenues from the Company’s traditional networking products was principally due to the ongoing maturation of these products and a decrease in the Company’s focus on these products. The Company expects that its traditional networking products will contribute negligible revenues to succeeding quarters.

For the six months ended December 30, 2001, direct sales to Compaq and IBM accounted for 29 percent and 18 percent of the Company’s total net revenues, respectively. Direct sales to no other customer accounted for more than 10 percent of total net revenues. Additionally, some of the Company’s larger OEM customers purchased products indirectly through distributors, resellers or other third parties. Total net revenues, including direct sales to the Company’s customers and their customer-specific models purchased indirectly through other distribution channels, amounted to 29 percent of the Company’s total net revenues for Compaq, 26 percent for IBM and 20 percent for EMC for the six months ended December 30, 2001. For the same six month period of fiscal 2001, direct sales to Compaq, IBM, and EMC accounted for 27 percent, 18 percent, and 13 percent of the Company’s total net revenues, respectively. Direct sales to no other customer accounted for more than 10 percent of total net revenues during this period. Total net revenues, including direct sales to the Company’s customers and their customer-specific models purchased indirectly through other distribution channels, amounted to 27 percent of the Company’s total net revenues for IBM, 27 percent for Compaq, and 22 percent for EMC for the same six-month period of fiscal 2001. Direct sales to the Company’s top five customers accounted for 67 percent of total net revenues for the six months ended December 30, 2001, compared to 73 percent for the same six-month period of fiscal 2001.

Domestic net revenues were $68,028, or 59 percent of total net revenues, for the six months ended December 30, 2001, and $81,164, or 64 percent of total net revenues, for the same six-month period of fiscal 2001. The decrease in domestic net revenues of $13,136, or 16 percent, is principally due to industry-wide decreases in end-user demand for technology solutions. International net revenues were $46,927, or 41 percent of total net revenues, for the six months ended December 30, 2001, and $45,367, or 36 percent of total net revenues, for the same six-month period of fiscal 2001. The Company believes this increase in international net revenues of $1,560, or three percent, was attributable primarily to a slight increase in demand from one international OEM customer.

Gross Profit. For the six months ended December 30, 2001, gross profit decreased $17,646, or 27 percent, to $47,634 from $65,280 for the same six-month period of fiscal 2001. Gross margin decreased to 41 percent for the six month period ended December 30, 2001, compared to 52 percent for the same quarter of fiscal 2001 primarily due to an excess and obsolete inventory charge during the six months ended December 30, 2001, associated with older-generation one gigabit products. Starting in late September 2001, some of the Company’s major customers made announcements that general economic conditions, exacerbated by the increase in economic uncertainty in the aftermath of the terrorist events of September 11, 2001, were having a negative impact on their financial results. The announcements made, and forecasts received, indicated deteriorating demand for the Company’s one gigabit products as these customers are expected to migrate to two gigabit products for future purchases. As a result, the Company recorded an excess and obsolete inventory charge totaling $13,635 during the three months ended September 30, 2001. The Company reviewed the carrying value of inventory as of December 30, 2001, and determined that no additional adjustment to the carrying value of inventory was necessary. Excluding this charge from the six months ended December 30, 2001, gross profit would have been $61,269 and gross margin would have been 53 percent. The decrease in gross profit, prior to the inventory charge, to $61,269 for the six months ended December 30, 2001, from $65,280 for the six months ended December 31, 2000, was primarily due to lower revenue, and to a lesser extent, the inclusion of costs from the Company’s IP Storage Networking Group, formerly Giganet, acquired in March 2001. The improvement in gross margin, prior to the inventory charge, to 53 percent compared to 52 percent for the same six month period of fiscal 2001 is primarily due to changes in product mix and the improved cost structures for the Company’s newer generation products. For the six months ended December 30, 2001, cost of sales also included $31 of amortized deferred compensation expense related to the acquisition of Giganet.

Engineering and development. Engineering and development expenses were $22,462 and $9,975 for the six months ended December 30, 2001, and December 31, 2000, representing 20 and eight percent of net revenues, respectively. Engineering and development expenses increased by $12,487, or 125 percent, for the six months ended December 30, 2001, compared to the same six month period of fiscal 2001. This increase was due to both the Company’s increased investment in its Fibre Channel and Internet Protocol product development, as well as the absorption of its IP Storage Networking Group’s engineering and development expenses, which included $1,078 of amortized deferred compensation expenses related to the acquisition of Giganet.

Selling and marketing. Selling and marketing expenses were $10,322 and $6,657 for the six months ended December 30, 2001, and December 31, 2000, representing nine and five percent of net revenues, respectively. Selling and marketing expenses increased by $3,665, or 55 percent, for the six months ended December 30, 2001, compared to the same period of fiscal 2001. This increase was primarily due to increased salaries and commissions associated with the absorption of the Company’s IP Storage Networking Group, formerly Giganet, acquired in March 2001, as well as increased promotion and advertising costs. The Company’s IP Storage Networking Group’s selling and marketing expenses included $574 of amortized deferred compensation expenses related to the acquisition of Giganet. Additionally, the Company recognized $100 of amortized deferred compensation expense associated with a change in the United Kingdom’s tax laws.

General and administrative. General and administrative expenses were $5,674 and $4,733 for the six months ended December 30, 2001, and December 31, 2000, respectively, representing five and four percent of net revenues, respectively. General and administrative expenses increased by $941, or 20 percent, for the six months ended December 30, 2001, compared to the same six month period of fiscal 2001. This increase was due to both the Company’s higher compensation expenses associated with additional employees and the absorption of its IP Storage Networking Group’s general and administrative expenses, which included $120 of amortized deferred compensation expenses related to the acquisition of Giganet.

Amortization of goodwill and other intangibles. The amortization of goodwill and other intangibles was $78,128 for the six months ended December 30, 2001, representing 68 percent of net revenues. This amortization consisted of $74,888 and $336 for goodwill and assembled workforce, respectively; as well as $2,900 and $4 for core technology and patents and completed technology, respectively. No amortization of goodwill and other intangibles was incurred in the same six-month period of fiscal 2001.

Nonoperating income. The Company’s nonoperating income decreased $3,344 to $4,691 for the six months ended December 30, 2001, compared to $8,035 in the same six month period of fiscal 2001. This decrease in nonoperating income is mostly due to a non-recurring gain of $1,884 from the sale of a strategic investment during the six months ended December 31, 2000. The remaining decrease is due to a decrease in interest income associated with the investments of the cash generated from operations and the funds the Company received from the secondary offering of common stock completed during the fourth quarter of fiscal 1999. The decrease in interest income is primarily attributable to lower interest rates.

Income Taxes. For the six months ended December 30, 2001, the Company recorded a tax provision in the amount of $4,038. The Company recorded a tax provision rather than a tax benefit, and at a rate other than the statutory federal tax rate, primarily due to the non-deductibility of goodwill amortization. For the six months ended December 31, 2000, the Company recorded a 38 percent tax provision in the amount of $19,741.

The Company is undergoing examination by the Internal Revenue Service of its 1998 U.S. tax return. In the opinion of management, this examination will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

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

The Company adopted the provisions of Statement 141 upon issuance, which was in July 2001. Statement 142 must be adopted in fiscal years beginning after December 15, 2001, as of the beginning of the fiscal year. Any goodwill and intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001, will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and other intangibles acquired in business combinations completed before July 1, 2001, will continue to be amortized prior to the adoption of Statement 142.

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

The Company will adopt Statement 142 in the first quarter of fiscal 2003. The adoption of Statement 142 will have a significant effect on the Company’s results of operations. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company’s consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as a cumulative effect of a change in accounting principle. However, based on the overall decline in the valuations of technology companies and general economic conditions, as well as the extensive effort needed to comply with Statements 141 and 142, it is reasonably possible that upon the adoption of Statements 141 and 142, the Company will have a transitional impairment loss.

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

The Company is required and plans to adopt Statement 143 in the first quarter of fiscal 2003. Management does not believe the adoption of this Statement will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

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

Statement 144 applies to all entities, that is, both business enterprises and not-for-profit organizations. With the exception of the items identified in the Statement, it applies to all recorded long-lived assets that are held for use, or that will be disposed of. Long-lived assets include capital lease assets of lessees, assets of lessors subject to operating leases, proved oil and gas properties that are accounted for using the successful-efforts method of accounting, long-term prepaid assets, and intangible assets that are amortized. The Company is required and plans to adopt Statement 144 for the fiscal year beginning July 1, 2002. Management does not believe the adoption of this Statement will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Liquidity and Capital Resources

At December 30, 2001, the Company had $220,093 in working capital, and $240,085 in cash and cash equivalents, current investments and long-term investments. At July 1, 2001, the Company had $226,334 in working capital, and $223,480 in cash and cash equivalents, current investments and long-term investments. The Company’s cash and cash equivalents increased by $15,312 from $36,471 as of July 1, 2001, to $51,783 as of December 30, 2001. This increase in cash and cash equivalents was due to the Company’s operating activities, which provided $29,459 of cash and cash equivalents. The cash provided by operating activities was partially offset by financing activities and investing activities, which used $8,558 and $5,589 of cash and cash equivalents, respectively.

Operating activities provided $29,459 of cash and cash equivalents for the six months ended December 30, 2001. This increase in cash and cash equivalents was primarily due to the Company’s net loss adjusted for the amortization of goodwill and other intangibles, depreciation and amortization of property and equipment, the tax benefit from the exercise of stock options, and stock-based compensation; a decrease in inventories; and an increase in accrued liabilities. These increases were partially offset by a decrease in accounts payable and an increase in prepaid expenses and other assets. The decrease in inventories of $18,174 for the six months ended December 30, 2001, included the effect of an excess and obsolete inventory charge of $13,635 associated with older-generation one gigabit products. For the six months ended December 31, 2000, operating activities provided $40,352 of cash and cash equivalents. This increase in cash and cash equivalents provided by operating activities for the six months ended December 31, 2000, was primarily due to the Company’s net income, an increase in accounts payable, and the tax benefit from the exercise of stock options; offset by increases in accounts receivable and inventories; as well as changes in other working capital balances.

Financing activities, which were limited to the repurchase of common stock, partially offset by the proceeds from the issuance of common stock under stock option plans and the employee stock purchase plan, used $8,558 of cash and cash equivalents for the six months ended December 30, 2001, compared to providing $4,143 of cash and cash equivalents for the same six-month period of fiscal 2001, primarily from the proceeds from the issuance of common stock under the stock option plans. The Board of Directors has authorized the repurchase of up to 4,000 common shares over the two years beginning in September 2001. The repurchase plan authorizes the Company to make repurchases in the open market or through privately negotiated transactions with the timing and terms of any purchase to be determined by management based on market conditions. During the three months ended September 30, 2001, the Company repurchased 1,000 common shares and did not repurchase shares during the three months ended December 30, 2001.

Investing activities, including purchases of investments of $255,451, maturities of investments of $254,158, and additions to property and equipment of $4,296, used $5,589 of cash and cash equivalents for the six months ended December 30, 2001. For the same six-month period of fiscal 2001, investing activities, which included purchases of investments of $294,259, maturities of investments of $241,234, additions to property and equipment of $5,529, and proceeds from the sale of a strategic investment of $5,484, used $53,070 of cash and cash equivalents.

The Company was previously required to enter into an end-of-life purchase agreement for a key inventory component as the sole-source manufacturer of this component announced their discontinued manufacturing of the component. As of December 30, 2001, the Company’s remaining purchase obligation was $21,459.

On January 23, 2002, the Company announced a private placement of $300 million aggregate principal amount of 1.75 percent convertible subordinate notes due February 1, 2007. Interest is payable in cash on February 1 and August 1 of each year, beginning August 1, 2002. In addition, the Company granted the initial purchasers of the notes a 30-day option, which they have exercised, to purchase an additional $45 million principal amount of the notes. These notes may be converted by the holder at any time into shares of the Company’s common stock at the conversion price of $53.84 per share. If all outstanding notes were converted, this would result in the issuance of approximately 6.4 million shares of the Company’s common stock. The Company may redeem the notes on or after February 5, 2005, in whole or in part. The Company expects to incur associated issuance costs of approximately $11,000. The $345 million transaction closed on January 29, 2002. The Company expects to use the net proceeds for general corporate purposes, including working capital and potential acquisitions. The Company currently has no understanding or agreements with respect to any acquisitions, and no assurance can be given that such transactions will be completed. Pending this use of the net proceeds, the Company plans to invest the net proceeds in short-term, interest–bearing, investment grade securities and money-market instruments.

As part of the Company’s commitment to storage networking product development, including Fibre Channel and its recently acquired IP Storage Networking Group, the Company expects to continue its investments in property and equipment, most notably for additional engineering equipment, enhancement of the Company’s global IT infrastructure, and potential local relocation of its Costa Mesa, California facility. The Company believes that its existing cash balances, facilities and equipment leases, investments and anticipated cash flows from operating activities will be sufficient to support its working capital needs and capital expenditure requirements for at least the next 12 months.

Risk Factors

Our business depends upon the continued development of the storage networking market, and our revenues will be limited if such development does not occur or occurs more slowly than we anticipate.

The size of our potential market is dependent upon the broad acceptance of our storage networking technologies as alternatives to other technologies traditionally utilized for network and storage communications. The storage networking market, while rapidly evolving and attracting an increasing number of market participants, is still at an early stage of deployment. We believe the storage networking market will continue to expand and that our investment in the storage networking market represents our greatest opportunity for revenue growth and profitability in the future. However, we cannot be certain that storage networking products will gain broader market acceptance or that customers will choose our technology and products. Additionally, since our products are sold as parts of integrated systems, our products’ demand is driven by the demand for these integrated systems, including other companies’ complementary products. A lack of demand for the integrated systems or a lack of complementary products required for these integrated systems could have a material adverse effect on our business, results of operations and financial condition. Among our storage networking products, Fibre Channel products accounted for 97 percent and IP Storage Networking products accounted for two percent of total net revenues for the quarter ended December 30, 2001. If the storage networking market fails to develop, develops more slowly than anticipated, attracts more competitors than we expect, as discussed below, or if our products do not achieve market acceptance, our business, results of operations and financial condition would be materially adversely affected.

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

Our revenues and results of operations have varied on a quarterly basis in the past and potentially may vary significantly in the future. Accordingly, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful, and you should not rely on such comparisons as indications of our future performance. Our revenues and results of operations are difficult to forecast and could be adversely affected by many factors, including, among others:

•	The size, timing and terms of customer orders;

•	The relatively long sales and deployment cycles for our products, particularly those sold through our OEM sales channels;

•	Changes in our operating expenses;

•	Our ability to develop and market new products;

•	The ability of our contract manufacturers to produce and distribute our products in a timely fashion;

•	The integration of additional contract manufacturers or additional sites of our current contract manufacturers;

•	Component shortages experienced by us, or reduced demand from our customers if our customers are unable to acquire the components used in conjunction with our products in their deployments;

•	The market acceptance of our new products;

•	The timing of the introduction or enhancement of products by us, our OEM customers and our competitors;

•	The level of product and price competition;

•	Our ability to expand our relationships with OEMs and distributors;

•	Activities of, and acquisitions by, our competitors, customers and strategic partners;

•	Acquisitions or strategic investments made by us;

•	Changes in technology, industry standards or consumer preferences;

•	Changes in interest rates;

•	Changes in the mix of sales channels;

•	The level of international sales;

•	Seasonality;

•	Personnel changes;

•	Changes in customer budgeting and spending;

•	Foreign currency exchange rates;

•	Slower than expected market growth; and

•	General economic conditions.

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

The terrorist attacks in New York and Washington, D.C. have disrupted commerce throughout the United States and Europe. The continued threat of terrorism within the United States and Europe and the military action and heightened security measures in response to such threat may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in delays or cancellations of customer orders, delays in collecting cash, a general decrease in corporate spending on information technology, or our inability to effectively market, manufacture or ship our products, our business and results of operations could be materially and adversely affected. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have any long-term material adverse effect on our business, results of operations or financial condition.

A significant decrease or delay in orders from one or more of our customers could adversely affect our business.

We experienced a downturn in Fibre Channel host bus adapter demand first evidenced by order deferrals experienced and disclosed by us in early February of calendar 2001. In the event such deferrals were to occur again, our business, results of operations and financial condition could be materially adversely affected.

The loss of one or more customers could adversely affect our business.

We rely almost exclusively on OEMs and sales through distribution channels for our revenue. For the six months ended December 30, 2001, we derived approximately 78 percent of our net revenues from OEMs and 22 percent from sales through distribution. For the same six-month period of fiscal 2001, we derived approximately 83 percent of our net revenues from OEMs and 17 percent from distribution sales. We cannot be certain that we will retain our current OEM and distributor customers or that we will be able to recruit additional or replacement customers. As is common in an emerging technology industry, our agreements with OEMs and distributors are typically non-exclusive, have no volume commitments, and often may be terminated by either party without cause. Indeed, many of our OEM and distributor customers carry or utilize competing product lines. If we were to suddenly lose one or more important OEM or distributor customers to a competitor, our business, results of operations and financial condition could be materially adversely affected.

For the six months ended December 30, 2001, direct sales to Compaq and IBM accounted for 29 percent and 18 percent of our total net revenues, respectively. Direct sales to no other customer accounted for more than 10 percent of total net revenues. Additionally, some of our larger OEM customers purchased products indirectly through distributors, resellers or other third parties. Total net revenues, including direct sales to our customers and their customer-specific models purchased indirectly through other distribution channels, amounted to 29 percent of our total net revenues for Compaq, 26 percent for IBM, and 20 percent for EMC for the six months ended December 30, 2001. For the same six-month period of fiscal 2001, direct sales to Compaq, IBM and EMC accounted for 27 percent, 18 percent, and 13 percent of our total net revenues, respectively. Direct sales to no other customer accounted for more than 10 percent of total net revenues during this period. Total net revenues, including direct sales to our customers and their customer-specific models purchased indirectly through other distribution channels, amounted to 27 percent of our total net revenues for IBM, 27 percent for Compaq, and 22 percent for EMC for the same six-month period of fiscal 2001. Direct sales to our top five customers accounted for 67 percent of total net revenues for the six months ended December 30, 2001, and 73 percent for the same six-month period of fiscal 2001. Recently, Compaq and Hewlett-Packard announced their intention to merge. Although we cannot predict the effects of such merger on our business, to the extent that such merger results in decreased demand or margins for our products, our business, results of operations and financial condition could be materially and adversely affected. Although we have attempted to expand our base of customers, we believe our revenues in the future will continue to be similarly derived from a limited number of customers, especially given the consolidation the industry has recently experienced. As a result, to the extent that sales to any of our significant customers are reduced or impaired, our business, results of operations, and financial condition could be materially and adversely affected.

The failure of one or more of our significant customers to make payments could adversely affect our business.

We are also subject to credit risk associated with the concentration of our accounts receivable from our customers. Our days sales outstanding, or DSOs, were 46 days and 40 days at December 30, 2001, and December 31, 2000, respectively. There can be no assurance they will remain at this level or improve. If we were to lose one of our current significant customers or did not receive their payments due to us, we could experience a material adverse effect on our business, results of operations and financial condition.

A decrease in the demand for high performance computer and storage systems could adversely affect our business.

Our Fibre Channel and IP Storage Networking products are currently used in high-performance computer and storage systems. The demand for our Fibre Channel products, which represent 97 percent of our revenues for the six months ended December 30, 2001, has been supported by the demand for sophisticated networking and data storage solutions that support enterprise computing requirements, including on-line transaction processing, data mining, data warehousing, multimedia and Internet applications. Should there be a slowing in the growth of demand for such systems, our business, results of operations and financial condition could be materially adversely affected.

We have experienced losses in our history.

We have experienced losses in our history, most recently a net loss of $68,299 for the six months ended December 30, 2001, and $23,603 for the fiscal year ended July 1, 2001. The net loss for the six months ended December 30, 2001 included $78,128 ($76,897, net of tax) of amortization of goodwill and other intangibles related to the acquisition of Giganet, Inc. and an excess and obsolete inventory charge of $13,635, or $8,454 net of tax. The net loss for the fiscal year ended July 1, 2001, included $22,280 of in-process research and development expenses and $52,085 of amortization of goodwill and other intangibles related to the acquisition of Giganet, Inc. We are amortizing goodwill and other intangibles related to the acquisition of Giganet, Inc. over periods of two to seven years, and the resulting recurring quarterly charges are expected to approximate or exceed our current level of pretax earnings, until we adopt Financial Accounting Standards Board Statement No. 142, or Statement 142, “Goodwill and Other Intangible Assets,” in the first quarter of fiscal 2003, potentially generating a net loss for us in upcoming quarters. We cannot be certain that revenues will remain at current levels or improve or that we will be profitable at such revenue levels.

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

The markets for our products are characterized by rapidly changing technology, evolving industry standards and the frequent introduction of new products and enhancements. Our future success depends in a large part on our ability to enhance our existing products and to introduce new products on a timely basis to meet changes in customer preferences and evolving industry standards. Currently, proposed new technologies such as 10 Gigabit optics; Infiniband; PCI-X; 3GIO; iSCSI; SCSI over IP, or SOIP; Virtual Interface, or VI; and iWarp; are still in the early development stages and it is impossible to know what the end technology will provide. We cannot be certain that we will be successful in developing, manufacturing and marketing new products or product enhancements that respond to such changes in a timely manner and achieve market acceptance. We also cannot be certain that we will be able to develop the underlying core technologies necessary to create new products and enhancements, or that we will be able to license the core technologies with commercially reasonable terms from third parties.

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

Our revenues depend significantly upon the ability and willingness of our OEM customers to develop, promote and deliver, on a timely basis, products that incorporate our technology. The ability and willingness of OEM customers to develop, promote and deliver such products are significantly influenced by a number of factors, such as:

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

Rapid changes in the evolution of technology could adversely affect our business.

Historically, the electronics industry has developed higher performance ASICs that create chip level solutions that replace selected board level solutions at a significantly lower average selling price. We have previously offered ASICs to certain customers for certain applications which has effectively resulted in a lower-priced solution when compared to an HBA solution. We anticipate that this transition will occur for our products in certain applications as well. If this transition is more abrupt or is more widespread than anticipated, there can be no assurance that we will be able to modify our business model in a timely manner, if at all, in order to mitigate the effects of this transition on our business, results of operation and financial position.

Our markets are highly competitive.

The markets for our products are highly competitive and are characterized by rapid technological advances, price erosion, frequent new product introductions and evolving industry standards. Our current and potential competition consists of major domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources than we have. We also expect that an increasing number of companies will enter the markets for our storage networking products. Furthermore, larger companies in other related industries may develop or acquire technologies and apply their significant resources, such as distribution channels and brand recognition, to acquire significant market share. Emerging companies attempting to obtain a share of the existing markets act as potential competition as well. Additionally, our competitors continue to introduce products with improved price/performance characteristics, and we will have to do the same to remain competitive. Increased competition could result in significant price competition, reduced revenues, lower profit margins or loss of market share, any of which would have a material adverse effect on our business, results of operations and financial condition. Our Fibre Channel products may also compete at the end-user level with other technology alternatives such as SCSI, which are available from Companies such as Adaptec, LSI Logic and Qlogic. In the future, other technologies that we are not currently developing may evolve to address the applications served by Fibre Channel today.

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

Additionally, key components that we use in our products may only be available from single sources with which we do not have contracts. For example, Intel is currently our sole supplier for microprocessors used in our Fibre Channel products, and IBM is currently our sole supplier for components that enable some of our older-generation Fibre Channel products to connect to networks. In addition, we design our own semiconductors that are embedded in our products, and these are manufactured by third-party semiconductor foundries such as LSI Logic and QuickLogic. In addition to hardware, we design software to provide functionality to our hardware products. We also license software from third party providers for use with our traditional networking products. Most of these providers are the sole source for this software. The loss of one or more of our sole suppliers or third party foundries could have a material effect on our business, results of operations and financial condition.

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

We believe that our continued success depends primarily on continuing innovation, marketing and technical expertise, as well as the quality of product support and customer relations. At the same time, our success is partially dependent on the proprietary technology contained in our products. We currently rely on a combination of patents, copyrights, trademarks, trade secret laws and contractual provisions to establish and protect our intellectual property rights in our products. For a more complete description of our intellectual property, you should read “Business—Intellectual Property” contained in our most recently filed Form 10-K.

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

We believe that our products and technology do not infringe on the intellectual property rights of others or upon intellectual property rights that may be granted in the future pursuant to pending applications. We occasionally receive communications from third parties alleging patent infringement, and there is always the chance that third parties may assert infringement claims against us. Any such claims, with or without merit, could result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements, which may or may not be available. However, we have in the past, and may be required in the future, to obtain licenses of technology owned by other parties. We cannot be certain that the necessary licenses will be available or that they can be obtained on commercially reasonable terms. If we were to fail to obtain such royalty or licensing agreements in a timely manner and on reasonable terms, our business, results of operations and financial condition would be materially adversely affected.

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

For the six months ended December 30, 2001, sales in the United States accounted for 59 percent of our total net revenues, sales in Europe accounted for 36 percent of our total net revenues, and sales in the Pacific Rim countries accounted for five percent of our total net revenues. For the six months ended December 31, 2000, sales in the United States accounted for 64 percent of total net revenues, sales in Europe accounted for 32 percent of our total net revenues, and sales in the Pacific Rim countries accounted for four percent of our total net revenues. We expect that sales in the United States and Europe will continue to account for the substantial majority of our net revenues for the foreseeable future. All of our sales are currently denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. Additionally, some of our products are produced at a MSL production facility in Valencia, Spain and as a result we are subject to the risks inherent in international operations.

Our international business activities could be limited or disrupted by any of the following factors:

•	The imposition of governmental controls and regulatory requirements;

•	The costs and risks of localizing products for foreign countries;

•	Restrictions on the export of technology;

•	Financial and stock market dislocations;

•	Increases in interest rates;

•	Longer accounts receivable payment cycles;

•	Potentially adverse tax consequences;

•	The burden of complying with a wide variety of foreign laws;

•	Changes in the value of local currencies relative to our functional currency;

•	Trade restrictions;

•	Changes in tariffs;

•	General economic and social conditions within foreign countries; and

•	Political instability or terrorism.

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

We currently anticipate that our available cash resources will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. However, we cannot assure you that such resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements. We may need to raise additional funds through public or private debt or equity financings in order to:

•	Take advantage of unanticipated opportunities, including more rapid international expansion or acquisitions of complementary businesses or technologies;

•	Develop new products or services;

•	Repay outstanding indebtedness; or

•	Respond to unanticipated competitive pressures.

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

In January 2002, we completed a $345 million private placement of convertible subordinated notes which are due February 1, 2007. To the extent that we utilize the proceeds of such private placement in a manner that results in us not having sufficient liquidity and capital resources to repay the principal amounts of the notes when due, we may be forced to raise additional funds through public or private debt or equity financings, which may not be available on favorable terms, if at all. If such financings were not available on favorable terms, our results of operations and financial condition could be materially adversely affected.

Potential acquisitions or strategic investments may be more costly or less profitable than anticipated and may adversely affect the price of our company stock.

In addition to the risks related to our acquisition of Giganet, Inc., discussed below, we may pursue additional acquisitions or strategic investments that could provide new technologies, products or service offerings. Future acquisitions or strategic investments may involve the use of significant amounts of cash, potentially dilutive issuances of equity or equity-linked securities, incurrence of debt and amortization of intangible assets with determinable lives. Moreover, to the extent that any proposed acquisition or strategic investment is not favorably received by stockholders, analysts and others in the investment community, the price of our common stock could be adversely affected. In addition, acquisitions or strategic investments involve numerous risks, including:

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

The stock market in general, and the stock prices in technology-based companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. Factors which could have a significant impact on the market price of our common stock include, but are not limited to, the following:

•	Quarterly variations in operating results;

•	Announcements of new products by us or our competitors;

•	The gain or loss of significant customers;

•	Changes in analysts’ earnings estimates;

•	Rumors or dissemination of false information;

•	Pricing pressures;

•	Short selling of our common stock;

•	Dilution resulting from conversion of outstanding convertible subordinated notes into shares of our common stock;

•	General conditions in the computer, storage or communications markets; or

•	Events affecting other companies that investors deem to be comparable to us.

In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. In this regard, we and certain of our officers and directors have been named as defendants in a number of securities class action lawsuits filed in the United States District Court, Central District of California. The plaintiffs in the actions purport to represent purchasers of the Company’s common stock during various periods ranging from January 18, 2001, through February 9, 2001. The complaints allege that we and certain of our officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints generally seek compensatory damages, costs and attorney’s fees in an unspecified amount. Pursuant to a Stipulation and Court Order, the actions have been consolidated. On August 24, 2001, an Amended and Consolidated Complaint was filed which asserts the same claims as discussed above. The defendants filed a motion to dismiss the Amended and Consolidated Complaint, which was scheduled to be heard by the Court on February 4, 2002. However, prior to the hearing, the Court took the matter under submission and indicated that a determination will be made whether to hold oral arguments at a later date. As a result of these class action lawsuits, a number of derivative cases were filed in state courts in California and Delaware alleging that certain officers and directors breached their fiduciary duties to the Company in connection with the events alleged in the class action lawsuits. The derivative cases filed in California State Courts have been consolidated in Orange County and plaintiffs filed a consolidated and amended complaint on January 31, 2002. The defendants have until March 4, 2002 to respond to the new complaint. The derivative suit in Delaware was dismissed on August 28, 2001. On September 6, 2001, a new derivative case was filed in federal court in California. The defendants filed a motion to dismiss or stay this action and the Court heard that motion on February 4, 2002, and took the matter under submission. The complaints generally seek compensatory damages, costs and attorney’s fees in an unspecified amount. Such litigation could result in substantial costs to us and a diversion of our management’s attention and resources. While we believe that the lawsuits are without legal merit and intend to defend them vigorously, because the lawsuits are at an early stage, it is not possible to predict whether we will incur any material liability in connection with such lawsuits. We have received inquiries about events giving rise to the lawsuits from the Securities and Exchange Commission and the Nasdaq Stock Market.

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

The purchase accounting treatment of the acquisition of Giganet resulted in a sizable one-time in-process research and development charge, and in sizable recurring amortization charges for acquisition-related intangibles and other items, which have generated and will likely continue to generate net losses for us.

We incurred a one-time charge of $22,280 for in-process research and development upon the close of the acquisition, which negatively impacted our results of operations in fiscal 2001. In addition, we have and will continue to incur acquisition–related expenses associated with the amortization of goodwill and other intangibles until the adoption of Statement 142 as well as noncash compensation charges arising out of Giganet options assumed by the Company. Furthermore, based on the overall decline in the valuations of technology companies and general economic conditions, as well as the extensive effort needed to comply with Statements 141 and 142, it is reasonably possible that upon the adoption of Statements 141 and 142, we will have a transitional impairment loss. The valuation of the acquisition was $689 million which resulted in $642 million of goodwill and other intangibles related to the acquisition. We are amortizing these intangibles over periods of two to seven years, and the resulting recurring quarterly charges are expected to exceed our current level of pretax earnings, until we adopt Statement 142, potentially generating a net loss for us in upcoming quarters.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Interest Rate Sensitivity

At December 30, 2001, the Company’s investment portfolio consisted of fixed income securities, excluding those classified as cash equivalents, of $188,302. The Company has the positive intent and ability to hold these securities to maturity. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10 percent from the levels at December 30, 2001, the decline in the fair value of the portfolio would not be material to the Company’s financial position, results of operations and cash flows.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

Beginning on or about February 20, 2001, the Company and certain of its officers and directors were named as defendants in a number of securities class action lawsuits filed in the United States District Court, Central District of California. The plaintiffs in the actions purport to represent purchasers of the Company’s common stock during various periods ranging from January 18, 2001, through February 9, 2001. The complaints allege that the Company and certain of its officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints generally seek compensatory damages, costs and attorney’s fees in an unspecified amount. Pursuant to a Stipulation and Court Order, the actions have been consolidated. On August 24, 2001, an Amended and Consolidated Complaint was filed which asserts the same claims as discussed above. The defendants filed a motion to dismiss the Amended and Consolidated Complaint, which was scheduled to be heard by the Court on February 4, 2002. However, prior to the hearing the Court took the matter under submission and indicated that a determination will be made whether to hold oral arguments at a later date. As a result of these class action lawsuits, a number of derivative cases were filed in state courts in California and Delaware alleging that certain officers and directors breached their fiduciary duties to the Company in connection with the events alleged in the class action lawsuits. The derivative cases filed in California State Courts have been consolidated in Orange County and plaintiffs filed a consolidated and amended complaint on January 31, 2002. The defendants have until March 4, 2002, to respond to the new complaint. The derivative suit in Delaware was dismissed on August 28, 2001. On September 6, 2001, a new derivative case was filed in federal court in California. The defendant filed a motion to dismiss or stay this action and the Court heard that motion on February 4, 2002, and took the matter under submission. The Company believes that the lawsuits are without legal merit and intends to defend them vigorously. However, because the lawsuits are at an early stage, it is not possible to predict whether the Company will incur any liability in connection with such lawsuits. The Company has received inquiries about events giving rise to the lawsuits from the Securities and Exchange Commission and the Nasdaq Stock Market.

The Company is also undergoing examination by the Internal Revenue Service of Emulex Corporation’s 1998 U.S. tax return. It is management’s belief that the outcome of this examination will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Additionally, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s liquidity, consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on November 15, 2001. All share amounts related to the stockholder’s meeting are the actual shares as of that date. There were 80,924,669 shares of the Company’s common stock issued, outstanding and entitled to vote at the meeting as of October 1, 2001, the record date. Proxies representing 70,406,031 common shares were received and tabulated. Two proposals were voted on at this meeting. First, the following members were elected to the Company’s Board of Directors to hold office for the ensuing year:

Nominee	In Favor	Withheld

Fred. B. Cox	67,672,000	2,734,031

Michael P. Downey	69,535,419	870,612

Bruce C. Edwards	69,527,647	878,384

Cornelius A. Ferris	67,460,291	2,765,740

Paul F. Folino	62,823,788	7,582,243

Robert H. Goon	67,708,366	2,697,665

Don M. Lyle	69,533,606	872,425

The second proposal submitted to the stockholders of the Company was to ratify the selection of KPMG LLP as the Company’s independent public accountants for fiscal year 2002. This proposal was approved with 68,548,685 shares voted for ratification, 1,804,980 voted against and 52,366 abstaining from the vote.

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

Date: February 12, 2002

EMULEX CORPORATION

By:	/s/ Paul F. Folino Paul F. Folino President and Chief Executive Officer

By:	/s/ Michael J. Rockenbach Michael J. Rockenbach Executive Vice President Finance and Chief Financial Officer (Principal Financial & Chief Accounting Officer)