Form 10-Q
period 2002-03-31
EMULEX CORP /DE/
filed 2002-05-15
CIK 350917

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 0-11007

EMULEX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	51-0300558
(State or other jurisdiction	(I.R.S Employer
of incorporation or organization)	Identification No.)

3535 Harbor Boulevard
Costa Mesa, California	92626
(Address of principal executive offices)	(Zip Code)

(714) 662-5600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

As of May 10, 2002, the registrant had 81,654,119 shares of common stock outstanding.

EMULEX CORPORATION AND SUBSIDIARIES

INDEX

		PAGE

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets March 31, 2002 and July 1, 2001	2

	Condensed Consolidated Statements of Operations Three and nine months ended March 31, 2002 and April 1, 2001	3

	Condensed Consolidated Statements of Cash Flows Nine months ended March 31, 2002 and April 1, 2001	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 2.	Changes in Securities and Use of Proceeds	32

Item 6.	Exhibits and Reports on Form 8-K	33

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EMULEX CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	March 31,	July 1,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$341,792	$36,471
Investments	191,161	148,204
Accounts and other receivables, net	36,725	40,239
Inventories, net	18,173	38,616
Prepaid expenses	6,362	2,527
Deferred income taxes	3,434	1,579

Total current assets	597,647	267,636
Property and equipment, net	17,914	18,379
Long-term investments	75,781	38,805
Goodwill and other intangibles, net	473,023	590,316
Deferred income taxes and other assets	16,016	2,878

	$1,180,381	$918,014

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,541	$29,253
Accrued liabilities	20,004	11,749
Income taxes payable and other current liabilities	129	300

Total current liabilities	39,674	41,302
Convertible subordinated notes	345,000	—
Other long-term liabilities	—	26

	384,674	41,328

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	—	—
Common stock, $0.10 par value; 240,000,000 shares authorized; 81,494,890 and 81,799,322 issued and outstanding at March 31, 2002 and July 1, 2001, respectively	8,149	8,180
Additional paid-in capital	861,310	861,461
Deferred compensation	(8,376)	(12,366)
Retained earnings (accumulated deficit)	(65,376)	19,411

Total stockholders’ equity	795,707	876,686

	$1,180,381	$918,014

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended

	March 31,	April 1,	March 31,	April 1,
	2002	2001	2002	2001

Net revenues	$69,591	$60,388	$184,546	$186,919
Cost of sales	27,465	30,391	94,786	91,642

Gross profit	42,126	29,997	89,760	95,277

Operating expenses:
Engineering and development	12,237	7,725	34,699	17,700
Selling and marketing	4,494	4,662	14,816	11,319
General and administrative	3,418	3,414	9,092	8,147
Amortization of goodwill and other intangibles	39,026	13,150	117,154	13,150
In-process research and development	—	22,280	—	22,280

Total operating expenses	59,175	51,231	175,761	72,596

Operating income (loss)	(17,049)	(21,234)	(86,001)	22,681

Nonoperating income:
Interest income	2,783	3,670	7,411	9,829
Interest expense	(1,343)	—	(1,350)	(1)
Other income (expense), net	(284)	(3)	(214)	1,874

Total nonoperating income	1,156	3,667	5,847	11,702

Income (loss) before income taxes	(15,893)	(17,567)	(80,154)	34,383
Income tax provision	595	6,928	4,633	26,669

Net income (loss)	$(16,488)	$(24,495)	$(84,787)	$7,714

Net income (loss) per share:
Basic	$(0.20)	$(0.32)	$(1.04)	$0.10

Diluted	$(0.20)	$(0.32)	$(1.04)	$0.10

Number of shares used in per share computations:
Basic	81,383	76,565	81,414	74,265

Diluted	81,383	76,565	81,414	78,769

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended

	March 31,	April 1,
	2002	2001

Cash flows from operating activities:
Net income (loss)	$(84,787)	$7,714
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,010	2,914
Loss (gain) on sale of strategic investment	248	(1,884)
Stock-based compensation	2,848	369
Amortization of goodwill and other intangibles	117,154	13,150
In-process research and development	—	22,280
Loss on disposal of property and equipment	355	161
Deferred income taxes	(3,490)	—
Tax benefit from exercise of stock options	7,797	26,669
Provision for doubtful accounts	370	318
Changes in assets and liabilities, net of effects of business acquired:
Accounts receivable	3,144	(9,140)
Inventories	20,443	(22,328)
Prepaid expenses and other assets	(4,492)	(647)
Accounts payable	(9,549)	15,914
Accrued liabilities	8,229	1,877
Income taxes payable	(171)	(37)

Net cash provided by operating activities	64,109	57,330

Cash flows from investing activities:
Additions to property and equipment	(5,900)	(7,789)
Payments for purchase of Giganet, Inc., net of cash acquired	(24)	(15,515)
Purchases of investments	(470,060)	(387,352)
Maturities of investments	389,727	357,150
Proceeds from sale of strategic investment	152	5,484

Net cash used in investing activities	(86,105)	(48,022)

Cash flows from financing activities:
Principal payments under capital leases	—	(1)
Proceeds from issuance of common stock under stock option plans	3,133	8,799
Proceeds from issuance of common stock under employee stock purchase plan	569	—
Repurchase of common stock	(10,539)	—
Net proceeds from issuance of convertible subordinated notes	334,154	—

Net cash provided by financing activities	327,317	8,798

Net increase in cash and cash equivalents	305,321	18,106

Cash and cash equivalents at beginning of period	36,471	23,471

Cash and cash equivalents at end of period	$341,792	$41,577

Supplemental disclosures:
Noncash investing and financing activities:
Fair value of assets acquired	$—	$7,832
Fair value of liabilities assumed	(139)	8,121
Common stock issued and options assumed for acquired business	—	664,193
Cash paid during the period for:
Interest	$7	$1
Income taxes	496	36

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.	In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002, and July 1, 2001 and the condensed consolidated statements of operations for the three and nine months ended March 31, 2002, and April 1, 2001, and the statements of cash flows for the nine months then ended. Interim results for the three and nine months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. The interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2001. References to dollar and share amounts are in thousands, except per share data, unless otherwise specified.

2.	Business Combination

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

In connection with the Merger, the Company issued an aggregate of approximately 6,745 shares of Emulex common stock in exchange for all of the outstanding shares of Giganet common stock and preferred stock. Of the total shares issued, 800 shares were held in escrow for a period of one year to secure indemnification obligations of Giganet under the terms of the Merger Agreement. In addition, the Company reserved for issuance an aggregate of approximately 1,250 shares of its common stock for issuance upon exercise of Giganet options assumed by the Company.

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

The total purchase price and allocation among the fair value of tangible and intangible assets and liabilities (including purchased IPR&D) are summarized as follows:

Tangible assets	$20,421
Liabilities	7,997

Net tangible assets	12,424
Identifiable intangible assets:
In-process research and development	22,280
Completed technology	20
Assembled workforce	2,680
Core technology and patents	40,600
Goodwill	598,962
Deferred compensation	11,624

$688,590

The goodwill and other intangibles will be amortized on a straight-line basis over the following estimated useful lives, in years:

Completed technology	2
Assembled workforce	4
Core technology and patents	7
Goodwill	4

The acquisition has been included in the condensed consolidated balance sheets and the operating results of Giganet have been included in the condensed consolidated statements of operations since the acquisition date, March 1, 2001.

3.	Inventories

Inventories, net, are summarized as follows:

	March 31,	July 1,
	2002	2001

Raw materials	$3,806	$11,524
Finished goods	14,367	27,092

	$18,173	$38,616

Starting in late September 2001, some of the Company’s major customers made announcements that general economic conditions, exacerbated by the increase in economic uncertainty in the aftermath of the terrorist events of September 11, 2001, were having a negative impact on their financial results. The announcements made, and forecasts received, indicated deteriorating demand for the Company’s one gigabit products as these customers are expected to migrate to two gigabit products for future purchases. As a result, the Company recorded an estimated excess and obsolete inventory charge totaling $13,635 during the quarter ended September 30, 2001. Subsequently, as a result of generally improved demand exceeding prior estimates, during the quarter ended March 31, 2002, the Company reversed $2,202 of the excess and obsolete inventory charge made in the first quarter of fiscal 2002. As with all inventory, the Company regularly compares forecasted demand for its one gigabit products against inventory on hand and open purchase commitments. Accordingly, the Company may have to adjust excess and obsolete inventory reserves as forecasted demand changes. As of March 31, 2002, the Company had unreserved inventory on hand of approximately $8,000 related to its one gigabit products.

4.	Goodwill and Other Intangibles

Goodwill and other intangibles, net, are as follows:

	March 31,	July 1,
	2002	2001

Goodwill	$598,962	$599,101
Core technology and patents	40,600	40,600
Assembled workforce	2,680	2,680
Completed technology	20	20

	642,262	642,401
Less accumulated amortization	(169,239)	(52,085)

	$473,023	$590,316

As the markets for the Company’s products are characterized by rapidly changing technology, evolving industry standards, and the frequent introduction of new products and enhancements, it is reasonably possible that the estimates of the anticipated future gross revenues, the remaining estimated economic life, or both will be reduced within the next year. Reasonably possible is defined as more than remote but less than likely. As a result, the net capitalized core technology and patents of $34,317 at March 31, 2002, may be reduced within the next year.

5.	Accrued Liabilities

Components of accrued liabilities are as follows:

	March 31,	July 1,
	2002	2001

Payroll and related costs	$6,016	$5,292
Accrued inventory purchases	3,578	—
Warranty reserves	2,263	1,473
Deferred revenue	2,454	1,617
Advertising and promotions	1,801	1,467
Other	3,892	1,900

	$20,004	$11,749

6.	Convertible Subordinated Notes

On January 23, 2002, the Company announced a private placement of $300,000 aggregate principal amount of 1.75 percent convertible subordinated notes due February 1, 2007. Interest is payable in cash on February 1 and August 1 of each year beginning August 1, 2002. In addition, the Company granted the initial purchasers of the notes a 30-day option, which they have exercised, to purchase an additional $45,000 principal amount of the notes. These notes may be converted by the holder at any time into shares of the Company’s common stock at the conversion price of $53.84 per share, subject to the potential adjustments described in the terms of the notes issued. If all outstanding notes were converted, this would result in the issuance of approximately 6,408 shares of the Company’s common stock. The Company may redeem the notes on or after February 5, 2005, in whole or in part. The Company incurred associated issuance costs of approximately $11,000. The $345,000 transaction closed on January 29, 2002.

7.	Income Taxes

For the three-month and nine-month periods ended March 31, 2002, the Company recorded a tax provision in the amount of $595 and $4,633, respectively. The Company recorded a tax provision rather than a tax benefit due to the non-deductibility of goodwill amortization, partially offset by benefits related primarily to the release of the valuation allowance associated with deferred tax assets. The benefit attributable to the release in valuation allowance is expected to be realized because of projected taxable income in the current fiscal year. Consequently, in accordance with FIN 18, Accounting for Taxes in Interim Periods, this benefit has been reflected in the annual effective tax rate that will be utilized to determine the income tax expense for each interim period. The release of the valuation allowance during the three-month period ended March 31, 2002, was approximately $7,580. A portion of the Company’s valuation allowance was released as it was determined that it was more likely than not that the deferred tax asset (relating to the net operating loss carryforwards and research credit carryforwards) would be realized due to the Company projecting current year taxable income.

8.	Commitments and Contingencies

Beginning on or about February 20, 2001, the Company and certain of its officers and directors were named as defendants in a number of securities class action lawsuits filed in the United States District Court, Central District of California. The plaintiffs in the actions purport to represent purchasers of the Company’s common stock during various periods ranging from January 18, 2001, through February 9, 2001. The complaints allege that the Company and certain of its officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints generally seek compensatory damages, costs and attorney’s fees in an unspecified amount. Pursuant to a Stipulation and Court Order, the actions have been consolidated. On August 24, 2001, an Amended and Consolidated Complaint was

filed. Defendants’ motion to dismiss was denied by way of an order dated March 7, 2002. Defendants’ motion for reconsideration of that order was denied by an order dated May 3, 2002. Plaintiffs have commenced discovery. As a result of these class action lawsuits, a number of derivative cases were filed in state courts in California and Delaware, and in federal court in California, alleging that certain officers and directors breached their fiduciary duties to the Company in connection with the events alleged in the class action lawsuits. The derivative cases filed in California state courts have been consolidated in Orange County and plaintiffs filed a consolidated and amended complaint on January 31, 2002. On May 10, 2002, the Court ordered that the consolidated actions be stayed pending resolution of the federal class action described above. The derivative suit in Delaware was dismissed on August 28, 2001. The defendants filed a motion to dismiss or stay the California federal derivative action and, on March 15, 2002, the court ordered that further proceedings should be stayed pending resolution of the class action lawsuit described above. The plaintiffs in that action have filed a motion for reconsideration which is scheduled to be heard on June 3, 2002. The Company believes that the lawsuits are without legal merit and intends to defend them vigorously. However, because the lawsuits are at an early stage, it is not possible to predict whether the Company will incur any liability or the amount of any liability in connection with such lawsuits. The Company has received inquiries about events giving rise to the lawsuits from the Securities and Exchange Commission and the Nasdaq Stock Market.

The Company is undergoing examination by the Internal Revenue Service of Emulex Corporation’s 1998 U.S. tax return. It is management’s belief that the outcome of this examination will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

The Company recorded an estimated excess and obsolete inventory charge of $13,635 associated with older-generation one gigabit products during the quarter ended September 30, 2001. Subsequently, as a result of generally improved demand exceeding prior estimates, during the quarter ended March 31, 2002, the Company reversed $2,202 of the excess and obsolete inventory charge made in the first quarter of fiscal 2002. As with all inventory, the Company regularly compares forecasted demand for its one gigabit products against inventory on hand and open purchase commitments. Accordingly, the Company may have to adjust excess and obsolete inventory reserves as forecasted demand changes. As of March 31, 2002, the Company had unreserved inventory on hand of approximately $8,000 related to its one gigabit products.

The Company was previously required to enter into an end-of-life purchase agreement for a key inventory component as the sole-source manufacturer of this component announced their discontinued manufacturing of the component. As of March 31, 2002, the Company’s remaining purchase obligation was $17,918. In relation to the excess and obsolete inventory charge associated with older generation one gigabit products, the Company has accrued $3,578, which represents the Company’s commitment to purchase this key component in excess of forecasted demand.

During the quarter ended March 31, 2002, the Company entered into an agreement to relocate its headquarters locally in Costa Mesa, California. The Company will finance the build to suit construction phase of the new facility with its own capital, before beginning a 10-year lease term with an option to buy during the first six months of the lease term. If the Company does not exercise its option to purchase the facility, the landlord will obtain permanent financing and reimburse the Company for the construction costs. The Company’s total gross undiscounted financial commitment for the 10-year lease term would be approximately $46,000.

Additionally, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

9.	Earnings per Share

Basic net income (loss) per share and diluted net loss per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the dilutive potential common shares from stock option plans and convertible debt had been issued. The dilutive effect of outstanding stock options is reflected in diluted net income per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended

	March 31,	April 1,	March 31,	April 1,
	2002	2001	2002	2001

Numerator:
Net income (loss)	$(16,488)	$(24,495)	$(84,787)	$7,714

Denominator:
Denominator for basic net income (loss) per share — weighted average shares outstanding	81,383	76,565	81,414	74,265
Effect of dilutive securities:
Dilutive options outstanding	—	—	—	4,504

Denominator for diluted net income per share — adjusted weighted average shares	81,383	76,565	81,414	78,769

Basic net income (loss) per share	$(0.20)	$(0.32)	$(1.04)	$0.10

Diluted net income (loss) per share	$(0.20)	$(0.32)	$(1.04)	$0.10

Antidilutive options excluded from the computation	9,437	8,540	9,437	1,255

Antidilutive common shares from assumed conversion of outstanding convertible debt excluded from the calculation	6,408	—	6,408	—

Average market price of common stock	$38.61	$55.92	$29.36	$55.84

As the Company recorded a net loss for both the three-month periods ended March 31, 2002, and April 1, 2001, and the nine-month period ended March 31, 2002, all outstanding stock options were excluded from the calculation of diluted net loss per share in those periods because the effect would have been antidilutive. Also, as the Company recorded a net loss for both the three and nine-month periods ended March 31, 2002, the common stock equivalents associated with the convertible notes were excluded from the calculation of diluted net loss per share in those periods because the effect would have been antidilutive. Additionally, the antidilutive options were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the nine months ended April 1, 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information contained herein, the discussions in this Form 10-Q in general may contain certain forward-looking statements. In addition, when used in this Form 10-Q, the words “anticipates,” “in the opinion,” “believes,” “intends,” “expects,” “may,” “will,” “should,” “could,” “plans,” “estimates,” “predicts,” “potential,” “continue,” and similar expressions are intended to identify forward-looking statements. Actual future results could differ materially from those described in the forward-looking statements as a result of factors discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, as well as in “Risk Factors” set forth herein, and in the Company’s most recently filed Annual Report on Form 10-K. These factors include the fact that the economy generally, and the technology and storage segments specifically, have recently been in a state of uncertainty making it difficult to determine if past experience is a good guide to the future and making it impossible to determine if markets will grow or shrink in the short term. Recently, the Company’s results have been significantly impacted by a widespread slowdown in technology investment that has also pressured the storage networking market that is the mainstay of the Company’s business. Until orders return to historical patterns, the Company is unable to predict with any accuracy what future quarterly results might be. Thus, the forward-looking statements reflect management’s best estimate of likely results if market conditions stabilize and if the storage sector begins to recover and resume a growth pattern. Other factors affecting these forward-looking statements include, but are not limited to, the following: the fact that the Company’s markets are characterized by rapidly changing technology, evolving industry standards and frequent introductions of new products and enhancements, and the Company may not be able to respond to such changes on a timely basis; the fact that the storage networking market is at an early stage of development; changes in economic conditions; the effect of recent terrorist attacks and the ongoing political and military response thereto by the United States and European governments; changes in end-user demand for technology solutions, including the possibility of slower than expected growth in demand for storage networking solutions; possible transitions from board level to application specific computer chip (“ASIC”) solutions for selected applications; possible delays in Original Equipment Manufacturer (“OEM”) launching of products enabled by the Company’s solutions; the development stage status of the Company’s Virtual Interface/Internet Protocol (“VI/IP”) and Internet Small Computer System Interface (“iSCSI”) products, which are subject to significant technical, competitive and market acceptance risks; the ability of Emulex to effectively integrate Giganet, Inc.’s (“Giganet’s”) operations, now known as the Company’s IP Storage Networking Group, into its own and achieve operating expense goals; the highly competitive nature of the markets for the Company’s products as well as pricing pressures that may result from such competitive conditions; the Company’s ability to attract and retain skilled personnel; the Company’s reliance on third-party suppliers for components used in the Company’s products and on manufacturing subcontractors that assemble and distribute the Company’s products; the Company’s reliance on certain OEMs, distributors and key customers; the fact that potential acquisitions or strategic investments may be more costly or less profitable than anticipated; the possible unavailability of financing on favorable terms in the event that the Company has insufficient capital resources to repay its outstanding convertible promissory notes when due; potential fluctuations in the Company’s future effective tax rate; and changes in purchase accounting as a result of the implementation of Statement of Financial Accounting Standards No. 142 (“Statement 142”) in the first quarter of fiscal 2003 may result in financial statement presentation that could be less favorably received by investors. The Company cautions the reader, however, that these lists of risk factors may not be exhaustive. The Company expressly disclaims any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances. References contained herein to “Emulex,” the “Company,” “we,” “our” and “us” refer to Emulex Corporation and it subsidiaries. References to amounts are in thousands, except per share data, unless otherwise specified.

Company Overview

Emulex Corporation is a leading designer, developer and supplier of host bus adapters (“HBAs”) and ASICs that provide intelligent connectivity solutions for storage area networks (“SANs”), network attached storage (“NAS”), and redundant array of independent disks (“RAID”) storage. HBAs are the data communication products that enable servers to connect to storage networks by offloading communications processing tasks as information is delivered and sent to the network. The Company’s products are based on internally developed ASIC, firmware and software technology, and offer support for a wide variety of SAN protocols, configurations, system interfaces and operating systems. Emulex’s architecture offers customers a stable applications program interface (“API”) that has been preserved across multiple generations of adapters and to which many of the world’s leading OEMs have customized software for mission-critical server and storage system applications.

Recently, the majority of the Company’s revenues have been comprised of products based on Fibre Channel technology. The Company’s Fibre Channel development efforts began in 1992, and the Company shipped its first Fibre Channel product in volume in 1996. According to IDC and Dataquest, in calendar 2000 the Company was the world’s largest provider of Fibre Channel HBAs in terms of both revenue and units shipped. In March 2001, the Company acquired Giganet, a leading developer of storage networking products based on Ethernet and IP technologies. Effective July 2, 2001, Giganet was merged with and into Emulex Corporation, a California corporation that is the primary operating subsidiary of the Company. The Company’s strategy with this acquisition is to leverage Giganet’s technology and extend the Company’s market-leading HBA APIs into iSCSI and VI based storage networking market sectors. The Company has secured significant customer relationships with many of the world’s leading storage and server suppliers, including Compaq, Dell, EMC, Fujitsu-Siemens, Groupe Bull, Hewlett-Packard, Hitachi Data Systems, IBM, NEC, Network Appliance and Unisys. In addition, the Company has formed strategic relationships with industry leaders such as Brocade, Intel, INRANGE, Legato, McDATA, Microsoft, and Veritas. The Company markets to OEMs and end-users through its own worldwide selling organization, as well as to distribution partners. Corporate headquarters are located in Costa Mesa, California. As of March 31, 2002, the Company had a total of 335 employees.

Convertible Subordinated Notes Offering

On January 23, 2002, the Company announced a private placement of $300,000 aggregate principal amount of 1.75 percent convertible subordinated notes due February 1, 2007. Interest is payable in cash on February 1 and August 1 of each year beginning August 1, 2002. In addition, the Company granted the initial purchasers of the notes a 30-day option, which they have exercised, to purchase an additional $45,000 principal amount of the notes. These notes may be converted by the holder at any time into shares of the Company’s common stock at the conversion price of $53.84 per share, subject to the potential adjustments described in the terms of the notes issued. If all outstanding notes were converted, this would result in the issuance of approximately 6,408 shares of the Company’s common stock. The Company may redeem the notes on or after February 5, 2005, in whole or in part. The Company incurred associated issuance costs of approximately $11,000. The $345,000 transaction closed on January 29, 2002.

Results of Operations

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere herein.

	Percentage of Net Revenues		Percentage of Net Revenues
	For the Three Months Ended		For the Nine Months Ended

	March 31,	April 1,	March 31,	April 1,
	2002	2001	2002	2001

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	39.5	50.3	51.4	49.0

Gross profit	60.5	49.7	48.6	51.0

Operating expenses:
Engineering and development	17.6	12.8	18.8	9.5
Selling and marketing	6.5	7.7	8.0	6.1
General and administrative	4.9	5.7	4.9	4.4
Amortization of goodwill and other intangibles	56.0	21.8	63.5	7.0
In-process research and development	—	36.9	—	11.9

Total operating expenses	85.0	84.9	95.2	38.9

Operating income (loss)	(24.5)	(35.2)	(46.6)	12.1
Nonoperating income	1.7	6.1	3.2	6.3

Income (loss) before income taxes	(22.8)	(29.1)	(43.4)	18.4
Income tax provision	0.9	11.5	2.5	14.3

Net income (loss)	(23.7)%	(40.6)%	(45.9)%	4.1%

Three months ended March 31, 2002, compared to three months ended April 1, 2001

Net Revenues. Net revenues for the third quarter of fiscal 2002 ended March 31, 2002, were $69,591, an increase of $9,203, or 15 percent, from $60,388 for the same quarter of fiscal 2001 ended April 1, 2001. The increase was due to improved demand for the Company’s Fibre Channel products. Net revenues for the three months ended March 31, 2002, consisted of $55,166 from sales to OEMs, $14,375 from sales through distribution channels, and $50 from sales directly to end-users. This represents an increase in OEM sales of $4,161, or eight percent, an increase in distribution sales of $5,064, or 54 percent, and a decrease in end-user sales of $22, or 31 percent, compared to the same quarter of fiscal 2001.

From a product line perspective, net revenues generated from the Company’s Fibre Channel products for the three months ended March 31, 2002, were $68,240, or 98 percent of total net revenues. This represents an increase of $10,218, or 18 percent, from the same quarter of fiscal 2001. The Company believes this increase in net revenues from the Company’s Fibre Channel products is a function of the overall size of the market for Fibre Channel products and increased market acceptance of the Company’s Fibre Channel products in comparison to the same quarter of fiscal 2001. The Company first experienced a downturn in Fibre Channel host bus adapter demand during the three months ended April 1, 2001. Although the Company’s Fibre Channel revenues have increased compared to same quarter of fiscal 2001, there is still a significant amount of uncertainty as to what stage of a recovery, if any, the market, and consequently, the Company, is experiencing. The Company’s net revenues in this market have continued to be generated primarily from OEMs taking product directly and through distribution channels. Net revenues from the Company’s traditional networking products were $1,106, or two percent of total net revenues, for the three months ended March 31, 2002. This represents a decrease of $840, or 43 percent, from the same quarter of fiscal 2001. This decrease in net revenues from the Company’s traditional networking products was principally due to the ongoing maturation of these products and a decrease in the Company’s focus on these products. The Company expects that its traditional networking products will contribute negligible revenues to succeeding quarters. Net revenues from the Company’s IP Storage Networking products, which were added to the Company’s product offerings in the third quarter of fiscal 2001 with the acquisition of Giganet, were $245, or less than one percent of total net revenues for the three months ended March 31, 2002. This represents a decrease of $175, or 42 percent, from the same quarter of fiscal 2001 primarily due to lower IP Storage legacy product net revenues. The iSCSI and VI based host bus adapters, which are a part of the Company’s strategic plans related to the Giganet acquisition, are still in the development or pre-production stage, have not yet contributed any meaningful net revenues, and are subject to significant technical, competitive, market acceptance and OEM deployment risk.

For the three months ended March 31, 2002, direct sales to Compaq, IBM, and EMC accounted for 23 percent, 19 percent, and 10 percent of the Company’s total net revenues, respectively. Direct sales to no other customer accounted for more than 10 percent of total net revenues. Additionally, some of the Company’s larger OEM customers purchased products indirectly through distributors, resellers or other third parties. Total net revenues, including direct sales to the Company’s customers and their customer-specific models purchased indirectly through other distribution channels, amounted to 29 percent of the Company’s total net revenues for IBM, 25 percent for EMC, and 23 percent for Compaq for the three months ended March 31, 2002. For the three months ended April 1, 2001, direct sales to Compaq, IBM, Celestica, and EMC accounted for 26 percent, 18 percent, 11 percent, and 11 percent of the Company’s total net revenues, respectively. Direct sales to no other customer accounted for more than 10 percent of total net revenues during this period. Total net revenues, including direct sales to the Company’s customers and their customer-specific models purchased indirectly through other distribution channels, amounted to 29 percent of the Company’s total net revenues for IBM, 26 percent for Compaq, and 21 percent for EMC for the three months ended April 1, 2001. Direct sales to the Company’s top five customers accounted for 67 percent of total net revenues for the three months ended March 31, 2002, compared to 72 percent for the same quarter of fiscal 2001. Recently, Compaq and Hewlett-Packard consummated their merger. The Company does not know the effect, if any, that such merger will have on the Company’s sales.

Domestic net revenues were $40,132, or 58 percent of total net revenues, for the three months ended March 31, 2002, and $34,012, or 56 percent of total net revenues, for the same quarter of fiscal 2001. International net revenues were $29,459, or 42 percent of total net revenues, for the three months ended March 31, 2002, and $26,376, or 44 percent of total net revenues, for the same quarter of fiscal 2001. The Company believes this increase in domestic net revenues of $6,120, or 18 percent, and international net revenues of $3,083, or 12 percent, is a function of the overall size of the market for Fibre Channel products and the increased market acceptance of the Company’s Fibre Channel products.

Gross Profit. Cost of sales included the cost of production of finished products, as well as support costs and other expenses related to inventory management, manufacturing quality and order fulfillment. For the three months ended March 31, 2002, gross profit increased $12,129, or 40 percent, to $42,126, from $29,997 for the same quarter of fiscal 2001. The increase in gross profit in the three months ended March 31, 2002, was primarily due to higher revenue. Gross margin increased to 61 percent for the three months ended March 31, 2002, compared to 50 percent for the same quarter of fiscal 2001 primarily due to changes in product mix and the improved cost structures for the Company’s newer generation products, but also due to an excess and obsolete inventory charge reversal of $2,202. As with all inventory, the Company regularly compares forecasted demanded for its one gigabit products against inventory on hand and open purchase commitments. As a result of generally improved demand exceeding prior estimates, during the three months ended March 31, 2002, the Company reversed $2,202 of the estimated excess and obsolete inventory charge recorded in the first quarter of fiscal 2002. Excluding the $2,202 benefit from the three months ended March 31, 2002, gross profit would have been $39,924 and gross margin would have been 57 percent. In addition, changes in product mix and improved cost structures for the Company’s newer generation products improved gross profit and margins. Cost of sales included $9 and $6 of amortized deferred compensation expense related to the acquisition of Giganet for the three months ended March 31, 2002, and April 1, 2001, respectively.

Engineering and development. Engineering and development expenses consisted primarily of salaries and related expenses for personnel engaged in the design, development and technical support of the Company’s products. These expenses included third-party fees paid to consultants, prototype development expenses and computer services costs related to supporting computer tools used in the design process. Engineering and development expenses were $12,237 and $7,725 for the three months ended March 31, 2002, and April 1, 2001, representing 18 and 13 percent of net revenues, respectively. Engineering and development expenses increased by $4,512, or 58 percent, for the three months ended March 31, 2002, compared to the same quarter of fiscal 2001. This increase was due to both the Company’s increased investment in its Fibre Channel and Internet Protocol product development, as well as the absorption of engineering and development expenses for its IP Storage Networking Group, formerly Giganet, for a full quarter in fiscal 2002 versus approximately one month in the same quarter of fiscal 2001. Engineering and development expenses included $510 and $215 of amortized deferred compensation expenses related to the acquisition of Giganet for the three months ended March 31, 2002, and April 1, 2001, respectively. Due to the technical nature of the Company’s products, engineering support is a critical part of the Company’s strategy during both the development of its products and the support of its customers from product design through deployment into the market. Management intends to continue to make significant investments in the technical support and enhancement of the Company’s current products, as well as the continued development of new products. Engineering expenses can fluctuate from quarter to quarter depending on several factors, including new product introduction schedules, hiring patterns and depreciation of capital equipment.

Selling and marketing. Selling and marketing expenses consisted primarily of salaries, commissions and related expenses for personnel engaged in the marketing and sales of the Company’s products, as well as trade shows, product literature, promotional support costs and other advertising related costs. Selling and marketing expenses were $4,494 and $4,662 for the three months ended March 31, 2002, and April 1, 2001, representing seven and eight percent of net revenues, respectively. Selling and marketing expenses decreased by $168, or 4 percent, for the three months ended March 31, 2002, compared to the same quarter of fiscal 2001. This decrease was primarily due to the Company’s emphasis on operating expense controls that resulted in lower advertising, travel and promotional support costs, and offset the absorption of the selling and marketing expenses of the Company’s IP Storage Networking Group, formerly Giganet, for a full quarter in fiscal 2002 versus approximately one month in the same quarter of fiscal 2001. The Company’s IP Storage Networking Group’s selling and marketing expenses included $278 and $123 of amortized deferred compensation expenses related to the acquisition of Giganet for the three months ended March 31, 2002, and April 1, 2001, respectively. Additionally, the Company recognized $50 of amortized deferred compensation expense for the three months ended March 31, 2002, associated with a change in the United Kingdom’s tax laws.

General and administrative. General and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees and other associated corporate expenses. General and administrative expenses were $3,418, or 5 percent of net revenues, and $3,414, or 6 percent of net revenues, for the three months ended March 31, 2002, and April 1, 2001, respectively. General and administrative remained relatively flat for the three months ended March 31, 2002, compared to the same quarter of fiscal 2001 due to the Company’s emphasis on operating expense controls, which offset the absorption of its IP Storage Networking Group’s general and administrative expenses for a full quarter in fiscal 2002 versus approximately one month in the same quarter of fiscal 2001. The Company’s IP Storage Networking Group’s general and administrative expenses included $60 and $25 of amortized deferred compensation expenses related to the acquisition of Giganet for the three months ended March 31, 2002, and April 1, 2001, respectively.

Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles included the amortization of goodwill and other purchased intangible assets that related to the acquisition of Giganet, completed March 1, 2001. The amortization of goodwill and other intangibles was $39,026 and $13,150 for the three months ended March 31, 2002, and April 1, 2001, representing 56 and 22 percent of net revenues, respectively. For the three months ended March 31, 2002, the amortization consisted of $37,406 and $168 for goodwill and assembled workforce, respectively; as well as $1,450 and $2 for core technology and patents and completed technology, respectively. For the three months ended April 1, 2001, the amortization consisted of $12,610 and $56 for goodwill and assembled workforce, respectively; as well as $483 and $1 for core technology and patents and completed technology, respectively. The Company will adopt Statement 142 in the first quarter of fiscal 2003. Until then, the Company expects to incur approximately $39,000 per quarter of additional amortization of goodwill and other intangibles as a result of the acquisition of Giganet. Under current generally accepted accounting principles, the goodwill and other intangibles are being amortized over periods of two to seven years. The resulting recurring quarterly charges are expected to exceed the Company’s current level of pretax earnings, potentially generating a net loss for the Company in the upcoming fourth quarter of fiscal 2002.

In-process research and development. In-process research and development expense relates to the purchase of Giganet, completed during the three months ended April 1, 2001. No in-process research and development expenses were incurred for the three months ended March 31, 2002. The in-process research and development expense was $22,280 for the three months ended April 1, 2001, representing 37 percent of net revenues.

Nonoperating Income. Nonoperating income consisted primarily of interest income offset by interest expense. The Company’s nonoperating income decreased $2,511 to $1,156 for the three months ended March 31, 2002, compared to $3,667 in the same quarter of fiscal 2001. This decrease in nonoperating income is primarily due to the inclusion of $1,343 of interest expense associated with the convertible subordinated notes issued in January 2002. Additionally, lower interest rates caused a decrease in interest income. The decrease is also due to $690 of interest earned on a pre-acquisition note from Giganet during the three months ended April 1, 2001, and the loss of $248 on the sale of a strategic investment during the three months ended March 31, 2002.

Income Taxes. For the quarter ended March 31, 2002, the Company recorded a tax provision in the amount of $595. The Company recorded a tax provision rather than a tax benefit, and at a rate other than the statutory federal tax rate, due to the non-deductibility of goodwill, partially offset by the benefits related primarily to the release of the valuation allowance associated with deferred tax assets. The release of the valuation allowance during the quarter ended March 31, 2002, was $7,580. A portion of the Company’s valuation allowances was released as it was determined that it was more likely than not that the deferred tax asset (relating to the net operating loss carryforwards and research credit carryforwards) would be realized due to the Company projecting current year taxable income. For the three months ended April 1, 2001, the Company recorded a tax provision in the amount of $6,928. The Company recorded a tax provision rather than a tax benefit, and at a rate other than the statutory federal tax rate, primarily due to the non-deductibility of both the goodwill amortization and the in-process research and development charge.

The Company is undergoing examination by the Internal Revenue Service of its 1998 U.S. tax return. In the opinion of management, this examination will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Nine months ended March 31, 2002, compared to nine months ended April 1, 2001

Net Revenues. Net revenues for the nine months of fiscal 2002 ended March 31, 2002, were $184,546, a decrease of $2,373, or one percent, from $186,919 for the same nine-month period of fiscal 2001 ended April 1, 2001. The widespread slowdown in technology investment that the Company believes is the cause of this decrease has affected the Company’s OEM and distribution customers at different times and in varying degrees of severity. Net revenues for the nine months ended March 31, 2002, consisted of $145,127 from sales to OEMs, $39,068 from sales through distribution channels and $351 from sales directly to end-users. This represents a decrease in OEM sales of $10,807, or seven percent, an increase in distribution sales of $8,521, or 28 percent, and a decrease in end-user sales of $87, or 20 percent, compared to the same nine-month period of fiscal 2001.

From a product line perspective, net revenues generated from the Company’s Fibre Channel products for the nine months ended March 31, 2002, were $179,399, or 97 percent of total net revenues. This represents an increase of $2,269, or one percent, from the same nine-month period of fiscal 2001. During the second half of fiscal 2001, the Company first experienced a downturn in Fibre Channel host bus adapter demand. The Company believes industry-wide decreases in end-user demand for technology solutions caused this downturn in demand and has caused the slowing in net revenue growth generated from Fibre Channel products. Although the Company’s Fibre Channel revenues have increased compared to the same nine-month period of fiscal 2001, there is still a significant amount of uncertainty as to what stage of a recovery, if any, the market, and consequently, the Company, is experiencing. The Company believes net revenues in this market have continued to be generated primarily from OEMs taking product directly and through other distribution channels. Net revenues from the Company’s traditional networking products were $2,701, or two percent of total net revenues, for the nine months ended March 31, 2002. This represents a decrease of $6,668, or 71 percent, from the same nine-month period of fiscal 2001. This decrease in net revenues from the Company’s traditional networking products was principally due to the ongoing maturation of these products and a decrease in the Company’s focus on these products. The Company expects that its traditional networking products will contribute negligible revenues to succeeding quarters. Net revenues from the Company’s IP Storage Networking products, which were added to the Company’s product offerings in the third quarter of fiscal 2001 with the acquisition of Giganet, were $2,446, or one percent of total net revenues for the nine months ended March 31, 2002. This represents an increase of $2,026, or 482 percent, due primarily to the inclusion of only approximately one month’s net revenues for the Company’s IP Storage Networking products in fiscal 2001 compared to nine months in fiscal 2002.

For the nine months ended March 31, 2002, direct sales to Compaq and IBM accounted for 27 percent and 18 percent of the Company’s total net revenues, respectively. Direct sales to no other customer accounted for more than 10 percent of total net revenues. Additionally, some of the Company’s larger OEM customers purchased products indirectly through distributors, resellers or other third parties. Total net revenues for the nine months ended March 31, 2002, including direct sales to the Company’s customers and their customer-specific models purchased indirectly through other distribution channels, amounted to 27 percent of the Company’s total net revenues for IBM, 27 percent for Compaq and 22 percent for EMC for the nine months ended March 31, 2002. For the same nine month period of fiscal 2001, direct sales to Compaq, IBM, EMC, and Celestica accounted for 27 percent, 18 percent, 13 percent, and 10 percent of the Company’s total net revenues, respectively. Direct sales to no other customer accounted for more than 10 percent of total net revenues during this period. Total net revenues, including direct sales to the Company’s customers and their customer-specific models purchased indirectly through other distribution channels, amounted to 28 percent of the Company’s total net revenues for IBM, 27 percent for Compaq, and 21 percent for EMC for the same nine-month period of fiscal 2001. Direct sales to the Company’s top five customers accounted for 67 percent of total net revenues for the nine months ended March 31, 2002, compared to 72 percent for the same nine-month period of fiscal 2001.

Domestic net revenues were $108,160, or 59 percent of total net revenues, for the nine months ended March 31, 2002, and $115,176, or 62 percent of total net revenues, for the same nine-month period of fiscal 2001. The Company believes the decrease in domestic net revenues of $7,016, or six percent, is principally due to industry-wide decreases in end-user demand for technology solutions. International net revenues were $76,386, or 41 percent of total net revenues, for the nine months ended March 31, 2002, and $71,743, or 38 percent of total net revenues, for the same nine-month period of fiscal 2001. The Company believes this increase in international net revenues of $4,643, or six percent, is a function of the overall size of the market for Fibre Channel products, increased market acceptance of the Company’s Fibre Channel products, and an increase in demand from one international OEM customer.

Gross Profit. For the nine months ended March 31, 2002, gross profit decreased $5,517, or six percent, to $89,760 from $95,277 for the same nine-month period of fiscal 2001. Gross margin decreased to 49 percent for the nine-month period ended March 31, 2002, compared to 51 percent for the same nine-month period of fiscal 2001 primarily due to a net excess and obsolete inventory charge of $11,433 during the nine months ended March 31, 2002, associated with older-generation one gigabit products. Starting in late September 2001, some of the Company’s major customers made announcements that general economic conditions, exacerbated by the increase in economic uncertainty in the aftermath of the terrorist events of September 11, 2001, were having a negative impact on their financial results. The announcements made, and forecasts received, indicated deteriorating demand for the Company’s one gigabit products as these customers are expected to migrate to two gigabit products for future purchases. As a result, the Company recorded an estimated excess and obsolete inventory charge totaling $13,635 during the three months ended September 30, 2001. Subsequently, as a result of generally improved demand exceeding prior estimates, during the three months ended March 31, 2002, the Company reversed $2,202 of the estimated excess and obsolete inventory charge recorded in the first quarter of fiscal 2002. Excluding the net excess and obsolete inventory charge of $11,433 from the nine months ended March 31, 2002, gross profit would have been $101,193, and gross margin would have been 55 percent. The increase in gross profit, excluding the inventory charge, to $101,193 for the nine months ended March 31, 2002, from $95,277 for the nine months ended April 1, 2001, was primarily due to higher Fibre Channel net revenues and changes in product mix, which more than offset the inclusion of costs from the Company’s IP Storage Networking Group, formerly Giganet, acquired in March 2001. With an acquisition date of March 1, 2001, approximately one month of the IP Storage Networking Group’s expenses were incurred in the comparable nine-month period of fiscal 2001 versus nine months in the same period of fiscal 2002. The improvement in gross margin, excluding the inventory charge, to 55 percent compared to 51 percent for the same nine-month period of fiscal 2001 is primarily due to changes in product mix and the improved cost structures for the Company’s newer generation products. Additionally, cost of sales included $40 and $6 of amortized deferred compensation expense related to the acquisition of Giganet for the nine months ended March 31, 2002, and April 1, 2001, respectively.

Engineering and development. Engineering and development expenses were $34,699 and $17,700 for the nine months ended March 31, 2002, and April 1, 2001, representing 19 and 10 percent of net revenues, respectively. Engineering and development expenses increased by $16,999, or 96 percent, for the nine months ended March 31, 2002, compared to the same nine-month period of fiscal 2001. This increase was due to both the Company’s increased investment in its Fibre Channel and Internet Protocol product development, as well as the absorption of engineering and development expenses for its IP Storage Networking Group, formerly Giganet, acquired in March, 2001, for the full nine-month period of fiscal 2002 versus one month in the same period of fiscal 2001. Engineering and development expenses included $1,588 and $215 of amortized deferred compensation expenses related to the acquisition of Giganet for the nine months ended March 31, 2002, and April 1, 2001, respectively.

Selling and marketing. Selling and marketing expenses were $14,816 and $11,319 for the nine months ended March 31, 2002, and April 1, 2001, representing eight and six percent of net revenues, respectively. Selling and marketing expenses increased by $3,497, or 31 percent, for the nine months ended March 31, 2002, compared to the same period of fiscal 2001. This increase was due to increased salaries and commissions associated with the absorption of the Company’s IP Storage Networking Group, formerly Giganet, acquired in March 2001, for the full nine-month period of fiscal 2002, as well as increased promotion and advertising costs. The Company’s selling and marketing expenses included $852 and $123 of amortized deferred compensation expenses related to the acquisition of Giganet for the nine months ended March 31, 2002, and April 1, 2001, respectively. Additionally, the Company recognized $150 of amortized deferred compensation expense for the nine months ended March 31, 2002, associated with a change in the United Kingdom’s tax laws.

General and administrative. General and administrative expenses were $9,092 and $8,147 for the nine months ended March 31, 2002, and April 1, 2001, representing five and four percent of net revenues, respectively. General and administrative expenses increased by $945, or 12 percent, for the nine months ended March 31, 2002, compared to the same nine-month period of fiscal 2001. This increase was due to both the Company’s higher compensation expenses associated with additional employees and the absorption of the general and administrative expenses of the Company’s IP Storage Networking Group, formerly Giganet, acquired in March 2001, for the entire nine-month period of fiscal 2002 versus one month in the same period of fiscal 2001. The Company’s general and administrative expenses included $180 and $25 of amortized deferred compensation expenses related to the acquisition of Giganet for the nine months ended March 31, 2002, and April 1, 2001, respectively.

Amortization of goodwill and other intangibles. The amortization of goodwill and other intangibles related to the acquisition of Giganet on March 1, 2001, was $117,154 and $13,150 for the nine months ended March 31, 2002, and April 1, 2001, representing 64 and seven percent of net revenues, respectively. For the nine months ended March 31, 2002, the amortization consisted of $112,294 and $504 for goodwill and assembled workforce, respectively; as well as $4,350 and $6 for core technology and patents and completed technology, respectively. For the nine months ended April 1, 2001, the amortization consisted of $12,610 and $56 for goodwill and assembled workforce, respectively; as well as $483 and $1 for core technology and patents and completed technology, respectively.

In-process research and development. No in-process research and development expenses were incurred for the nine months ended March 31, 2002. The in-process research and development expense related to the acquisition of Giganet on March 1, 2001, was $22,280 for the nine months ended April 1, 2001, representing 12 percent of net revenues.

Nonoperating income. The Company’s nonoperating income decreased $5,855 to $5,847 for the nine months ended March 31, 2002, compared to $11,702 in the same nine-month period of fiscal 2001. The decrease is due primarily to lower interest rates causing lower interest income. The decrease in nonoperating income is also due to a gain of $1,884 from the sale of a strategic investment during the nine months ended April 1, 2001, the inclusion of $1,343 of interest expense associated with the convertible subordinated notes issued during the nine months ended March 31, 2002, $690 of interest earned on a pre-acquisition note from Giganet during the nine months ended April 1, 2001, and a loss of $248 on the sale of a strategic investment during the nine months ended March 31, 2002.

Income Taxes. For the nine months ended March 31, 2002, the Company recorded a tax provision in the amount of $4,633. The Company recorded a tax provision rather than a tax benefit, and at a rate other than the statutory federal tax rate, due to the non-deductibility of goodwill amortization, partially offset by the benefits related primarily to the release of the valuation allowance associated with deferred tax assets. The release of the valuation allowance during the nine months ended March 31, 2002, was $7,580. A portion of the Company’s valuation allowance was released as it was determined that it was more likely than not that the deferred tax asset (relating to the net operating loss carryforwards and research credit carryforwards) would be realized due to the Company projecting current year taxable income. For the nine months ended April 1, 2001, the Company recorded a tax provision in the amount of $26,669. The Company recorded a tax provision rather than a tax benefit, and at a rate other than the statutory federal tax rate, primarily due to the non-deductibility of both the goodwill amortization and the in-process research and development charge.

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

Liquidity and Capital Resources

At March 31, 2002, the Company had $557,973 in working capital, and $608,734 in cash and cash equivalents, current investments and long-term investments. At July 1, 2001, the Company had $226,334 in working capital, and $223,480 in cash and cash equivalents, current investments and long-term investments. The Company’s cash and cash equivalents increased by $305,321 from $36,471 as of July 1, 2001, to $341,792 as of March 31, 2002. This increase in cash and cash equivalents was due to the Company’s financing and operating activities, which provided $327,317 and $64,109 of cash and cash equivalents, respectively. The cash provided by financing and operating activities was partially offset by investing activities, which used $86,105 of cash and cash equivalents.

Financing activities provided $327,317 of cash and cash equivalents for the nine months ended March 31, 2002. This increase was primarily due to the net proceeds from the issuance of convertible subordinated notes of $334,154. In addition, the proceeds from the issuance of common stock under stock option plans and the employee stock purchase plan partially offset the Company’s use of cash for the repurchase of common stock. For the nine months ended April 1, 2001, financing activities provided $8,798 of cash and cash equivalents, primarily from the proceeds from the issuance of common stock under the stock option plans. The Board of Directors has authorized the repurchase of up to 4,000 common shares over the two years beginning in September 2001. The repurchase plan authorizes the Company to make repurchases in the open market or through privately negotiated transactions with the timing and terms of any purchase to be determined by management based on market conditions. During the three months ended September 30, 2001, the Company repurchased 1,000 common shares and did not repurchase any shares during the three months ended December 30, 2001, or the three months ended March 31, 2002.

Operating activities provided $64,109 of cash and cash equivalents for the nine months ended March 31, 2002, primarily due to the Company’s operating profit, excluding amortization of goodwill and other intangibles. This increase in cash and cash equivalents was the result of the Company’s net loss adjusted for the amortization of goodwill and other intangibles, the tax benefit from the exercise of stock options, depreciation and amortization of property and equipment, deferred income taxes, and stock-based compensation; a decrease in inventories; and an increase in accrued liabilities. These increases to net cash provided by operating activities were partially offset by a decrease in accounts payable and an increase in prepaid expenses and other assets. The decrease in inventories of $20,443 for the nine months ended March 31, 2002, included the effect of a net excess and obsolete inventory charge of $11,433 associated with older-generation one gigabit products. For the nine months ended April 1, 2001, operating activities provided $57,330 of cash and cash equivalents. This increase in cash and cash equivalents provided by operating activities was primarily due to the Company’s net income adjusted for the amortization of goodwill and other intangibles, in-process research and development expense, and the tax benefit from the exercise of stock options, as well as an increase in accounts payable, offset by increases in accounts receivable and inventories.

Investing activities, including purchases of investments of $470,060, maturities of investments of $389,727, additions to property and equipment of $5,900, and proceeds from the sale of a strategic investment of $152, used $86,105 of cash and cash equivalents for the nine months ended March 31, 2002. For the same nine-month period of fiscal 2001, investing activities, which included purchases of investments of $387,352; maturities of investments of $357,150; additions to property and equipment of $7,789; payments for the purchase of Giganet, Inc., net of cash acquired of $15,515; and proceeds from the sale of a strategic investment of $5,484; used $48,022 of cash and cash equivalents.

The Company was previously required to enter into an end-of-life purchase agreement for a key inventory component as the sole-source manufacturer of this component announced their discontinued manufacturing of the component. As of March 31, 2002, the Company’s remaining purchase obligation was $17,918.

On January 23, 2002, the Company announced a private placement of $300,000 aggregate principal amount of 1.75 percent convertible subordinate notes due February 1, 2007. Interest is payable in cash on February 1 and August 1 of each year, beginning August 1, 2002. In addition, the Company granted the initial purchasers of the notes a 30-day option, which they have exercised, to purchase an additional $45,000 principal amount of the notes. These notes may be converted by the holder at any time into shares of the Company’s common stock at the conversion price of $53.84 per share, subject to the potential adjustments described in the terms of the notes issued. If all outstanding notes were converted, this would result in the issuance of approximately 6,408 shares of the Company’s common stock. The Company may redeem the notes on or after February 5, 2005, in whole or in part. The Company incurred associated issuance costs of approximately $11,000. The $345,000 transaction closed on January 29, 2002. The Company expects to use the net proceeds for general corporate purposes, including working capital and potential acquisitions. The Company currently has no understanding or agreements with respect to any acquisitions, and no assurance can be given that such transactions will be completed. Pending this use of the net proceeds, the Company plans to invest the net proceeds in interest—bearing, investment grade securities and money-market instruments.

During the quarter ended March 31, 2002, the Company entered into an agreement to relocate its headquarters locally in Costa Mesa, California. The Company will finance the build to suit construction phase of the new facility with its own capital, before beginning a 10-year lease term with an option to buy during the first six months of the lease term. If the Company does not exercise its option to purchase the facility, the landlord will obtain permanent financing and reimburse the Company for the construction costs. The Company’s total gross undiscounted financial commitment for the 10-year lease term would be approximately $46,000.

As part of the Company’s commitment to storage networking product development, including Fibre Channel and its recently acquired IP Storage Networking Group, the Company expects to continue its investments in property and equipment, most notably for additional engineering equipment, enhancement of the Company’s global IT infrastructure, and the local relocation of its Costa Mesa, California facility. The Company believes that its existing cash balances, facilities and equipment leases, investments, and anticipated cash flows from operating activities will be sufficient to support its working capital needs and capital expenditure requirements for at least the next 12 months.

Risk Factors

Our business depends upon the continued development of the storage networking market, and our revenues will be limited if such development does not occur or occurs more slowly than we anticipate.

The size of our potential market is dependent upon the broad acceptance of our storage networking technologies as alternatives to other technologies traditionally utilized for network and storage communications. The storage networking market, while rapidly evolving and attracting an increasing number of market participants, is still at an early stage of deployment. We believe the storage networking market will continue to expand and that our investment in the storage networking market represents our greatest opportunity for revenue growth and profitability in the future. However, we cannot be certain that storage networking products will gain broader market acceptance or that customers will choose our technology and products. Additionally, since our products are sold as parts of integrated systems, our products’ demand is driven by the demand for these integrated systems, including other companies’ complementary products. A lack of demand for the integrated systems or a lack of complementary products required for these integrated systems could have a material adverse effect on our business, results of operations and financial condition. Among our storage networking products, Fibre Channel products accounted for 97 percent and IP Storage Networking products accounted for one percent of total net revenues for the nine months ended March 31, 2002. If the storage networking market fails to develop, develops more slowly than anticipated, attracts more competitors than we expect, as discussed below, or if our products do not achieve market acceptance, our business, results of operations and financial condition would be materially adversely affected.

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

Any shortfall in sales in relation to our quarterly expectations or any delay of customer orders would likely have an immediate and adverse impact on our business, results of operations and financial condition.

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

We rely almost exclusively on OEMs and sales through distribution channels for our revenue. For the nine months ended March 31, 2002, we derived approximately 79 percent of our net revenues from OEMs and 21 percent from sales through distribution. For the same nine-month period of fiscal 2001, we derived approximately 84 percent of our net revenues from OEMs and 16 percent from distribution sales. We cannot be certain that we will retain our current OEM and distributor customers or that we will be able to recruit additional or replacement customers. As is common in an emerging technology industry, our agreements with OEMs and distributors are typically non-exclusive, have no volume commitments, and often may be terminated by either party without cause. Indeed, many of our OEM and distributor customers carry or utilize competing product lines. If we were to suddenly lose one or more important OEM or distributor customers to a competitor, our business, results of operations and financial condition could be materially adversely affected.

For the nine months ended March 31, 2002, direct sales to Compaq and IBM accounted for 27 percent and 18 percent of our total net revenues, respectively. Direct sales to no other customer accounted for more than 10 percent of total net revenues. Additionally, some of our larger OEM customers purchased products indirectly through distributors, resellers or other third parties. Total net revenues, including direct sales to our customers and their customer-specific models purchased indirectly through other distribution channels, amounted to 27 percent of our total net revenues for IBM, 27 percent for Compaq, and 22 percent for EMC for the nine months ended March 31, 2002. For the same nine-month period of fiscal 2001, direct sales to Compaq, IBM, EMC, and Celestica accounted for 27 percent, 18 percent, 13 percent, and 10 percent of our total net revenues, respectively. Direct sales to no other customer accounted for more than 10 percent of total net revenues during this period. Total net revenues, including direct sales to our customers and their customer-specific models purchased indirectly through other distribution channels, amounted to 28 percent of our total net revenues for IBM, 27 percent for Compaq, and 21 percent for EMC for the same nine-month period of fiscal 2001. Direct sales to our top five customers accounted for 67 percent of total net revenues for the nine months ended March 31, 2002, and 72 percent for the same nine-month period of fiscal 2001. Recently, Compaq and Hewlett-Packard consummated their merger. Although we cannot predict the effects of such merger on our business, to the extent that such merger results in decreased demand or margins for our products, our business, results of operations and financial condition could be materially and adversely affected. Although we have attempted to expand our base of customers, we believe our revenues in the future will continue to be similarly derived from a limited number of customers, especially given the consolidation the industry has recently experienced. As a result, to the extent that sales to any of our significant customers are reduced or impaired, our business, results of operations, and financial condition could be materially and adversely affected.

The failure of one or more of our significant customers to make payments could adversely affect our business.

We are also subject to credit risk associated with the concentration of our accounts receivable from our customers. Our days sales outstanding, or DSOs, were 50 days and 41 days at March 31, 2002, and April 1, 2001, respectively. There can be no assurance they will remain at this level or improve. If we were to lose one of our current significant customers or did not receive their payments due to us, we could experience a material adverse effect on our business, results of operations and financial condition.

A decrease in the demand for high performance computer and storage systems could adversely affect our business.

Our Fibre Channel and IP Storage Networking products are currently used in high-performance computer and storage systems. The demand for our Fibre Channel products, which represent 97 percent of our revenues for the nine months ended March 31, 2002, has been supported by the demand for sophisticated networking and data storage solutions that support enterprise computing requirements, including on-line transaction processing, data mining, data warehousing, multimedia and Internet applications. Should there be a slowing in the growth of demand for such systems, our business, results of operations and financial condition could be materially adversely affected.

We have experienced losses in our history.

We have experienced losses in our history, most recently a net loss of $84,787 for the nine months ended March 31, 2002, and $23,603 for the fiscal year ended July 1, 2001. The net loss for the nine months ended March 31, 2002 included $117,154 ($115,307, net of tax) of amortization of goodwill and other intangibles related to the acquisition of Giganet, Inc. and a net excess and obsolete inventory charge of $11,433, or $7,089 net of tax. The net loss for the fiscal year ended July 1, 2001, included $22,280 of in-process research and development expenses and $52,085 of amortization of goodwill and other intangibles related to the acquisition of Giganet, Inc. We are amortizing goodwill and other intangibles related to the acquisition of Giganet, Inc. over periods of two to seven years, and the resulting recurring quarterly charges are expected to approximate or exceed our current level of pretax earnings, until we adopt Financial Accounting Standards Board Statement No. 142, or Statement 142, “Goodwill and Other Intangible Assets,” in the first quarter of fiscal 2003, potentially generating a net loss for us in the upcoming quarter. We cannot be certain that revenues will remain at current levels or improve or that we will be profitable at such revenue levels.

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

A key element of our business strategy is to develop multiple ASICs in order to increase system performance and reduce manufacturing costs, thereby enhancing the price/performance of our storage networking products. We cannot be certain that we will be successful at developing and incorporating ASICs effectively and in a timely manner. Furthermore, as our customers migrate from one platform to the enhanced price/performance of the next platform, we may experience reduced revenue, gross profit and gross margin levels associated with lower average selling prices and higher relative product costs associated with improved performance. Also, economic conditions during platform migration periods can have a significant impact on results. This was evidenced in late September 2001, as some of our major customers made announcements that general economic conditions, exacerbated by the increase in economic uncertainty in the aftermath of the terrorist events of September 11, 2001, were having a negative impact on their financial results. The announcements made, and forecasts received, indicated deteriorating demand for our one gigabit products as these customers are expected to migrate to two gigabit products for future purchases. As a result, we recorded an estimated excess and obsolete inventory charge totaling $13,635 during the quarter ended September 30, 2001. Subsequently, as a result of generally improved demand exceeding prior estimates, for the quarter ended March 31, 2002, we reversed $2,202 of the excess and obsolete inventory charge recorded in the quarter ended September 30, 2001. As with all inventory, we regularly compare forecasted demand for our one gigabit products against inventory on hand and open purchase commitments. Accordingly, we may have to adjust excess and obsolete inventory reserves as forecasted demand changes. Additionally, changes in technology and consumer preference could potentially render our current products uncompetitive or obsolete. If we are unable, for technological or other reasons, to develop new products, enhance existing products, or consume existing products in a timely and cost-effective manner in response to technological and market changes, our business, results of operations and financial condition would be materially adversely affected.

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

Because we outsource the production of our products to contract manufacturers, Suntron Corporation (formerly known as K*TEC Electronics) and Manufacturers’ Services Ltd., or MSL, we only manage the supply of a small number of our product components. Suntron manufactures for us within the United States, while MSL manufactures for us in both the United States and in Europe at their Global Manufacturing Services production facility in Valencia, Spain. Currently, we rely upon Suntron and MSL to complete the majority of the component purchases for our products. Consequently, we cannot be certain that the necessary components will be available to meet our future requirements at favorable prices, if at all. Moreover, because we rely upon Suntron and MSL to manufacture, store and ship our products, if Suntron or MSL are unable or unwilling to complete production runs for us in the future, or experience any significant delays in completing production runs or shipping product, the manufacturing and sale of our products would be temporarily suspended. An interruption in supply of our products and the cost of qualifying and shifting production to an alternative manufacturing and distribution facility would have a material adverse effect on our business, results of operations and financial condition.

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

We believe that our products and technology do not infringe on the intellectual property rights of others or upon intellectual property rights that may be granted in the future pursuant to pending applications. We occasionally receive communications from third parties alleging patent infringement, and there is always the chance that third parties may assert infringement claims against us. Any such claims, with or without merit, could result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements, which may or may not be available. However, we have in the past obtained, and may be required in the future to obtain, licenses of technology owned by other parties. We cannot be certain that the necessary licenses will be available or that they can be obtained on commercially reasonable terms. If we were to fail to obtain such royalty or licensing agreements in a timely manner and on reasonable terms, our business, results of operations and financial condition would be materially adversely affected.

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

For the nine months ended March 31, 2002, sales in the United States accounted for 59 percent of our total net revenues, sales in Europe accounted for 37 percent of our total net revenues, and sales in the Pacific Rim countries accounted for four percent of our total net revenues. For the nine months ended April 1, 2001, sales in the United States accounted for 62 percent of total net revenues, sales in Europe accounted for 34 percent of our total net revenues, and sales in the Pacific Rim countries accounted for four percent of our total net revenues. We expect that sales in the United States and Europe will continue to account for the substantial majority of our net revenues for the foreseeable future. All of our sales are currently denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. Additionally, some of our products are produced at a MSL production facility in Valencia, Spain and as a result we are subject to the risks inherent in international operations.

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

In January 2002, we completed a $345,000 private placement of convertible subordinated notes which are due February 1, 2007. To the extent that we utilize the proceeds of such private placement in a manner that results in us not having sufficient liquidity and capital resources to repay the principal amounts of the notes when due, we may be forced to raise additional funds through public or private debt or equity financings, which may not be available on favorable terms, if at all. If such financings were not available on favorable terms, our results of operations and financial condition could be materially adversely affected.

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

In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. In this regard, we and certain of our officers and directors have been named as defendants in a number of securities class action lawsuits filed in the United States District Court, Central District of California. The plaintiffs in the actions purport to represent purchasers of our common stock during various periods ranging from January 18, 2001, through February 9, 2001. The complaints allege that we and certain of our officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints generally seek compensatory damages, costs and attorney’s fees in an unspecified amount. Pursuant to a Stipulation and Court Order, the actions have been consolidated. On August 24, 2001, an Amended and Consolidated Complaint was filed. Defendants’ motion to dismiss was denied by way of an order dated March 7, 2002. Defendants’ motion for reconsideration of that order was denied by an order dated May 3, 2002. Plaintiffs have commenced discovery. As a result of these class action lawsuits, a number of derivative cases were filed in state courts in California and Delaware, and in federal court in California, alleging that certain officers and directors breached their fiduciary duties to the Company in connection with the events alleged in the class action lawsuits. The derivative cases filed in California state courts have been consolidated in Orange County and plaintiffs filed a consolidated and amended complaint on January 31, 2002. On May 10, 2002, the Court ordered that the consolidated actions be stayed pending resolution of the federal class action described above. The derivative suit in Delaware was dismissed on August 28, 2001. The defendants filed a motion to dismiss or stay the California federal derivative action and, on March 15, 2002, the court ordered that further proceedings should be stayed pending resolution of the class action lawsuit described above. The plaintiffs in that action have filed a motion for reconsideration which is scheduled to be heard on June 3, 2002. Such litigation could result in substantial costs to us and a diversion of our management’s attention and resources. While we believe that the lawsuits are without legal merit and intend to defend them vigorously, because the lawsuits are at an early stage, it is not possible to predict whether we will incur any material liability in connection with such lawsuits. We have received inquiries about events giving rise to the lawsuits from the Securities and Exchange Commission and the Nasdaq Stock Market.

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

Integrating two companies like Emulex and Giganet involves a number of risks, including:

•	Difficulties and expenses in combining the operations, technology and systems of the two companies;

•	Difficulties and expenses in assimilating and retaining employees, including integrating teams that have not previously worked together;

•	Difficulties in creating and maintaining uniform standards, controls, procedures and policies;

•	Different geographic locations of the principal operations of Emulex and Giganet;

•	Challenges in attracting new customers; and

•	Difficulties in demonstrating to existing customers that the acquisition will not result in adverse changes to product quality, lead time for product deliveries or customer service standards.

We may not be able realize any of the anticipated benefits of an acquisition. A failure to do so could have a material adverse effect on Emulex’s business, financial condition and operating results.

The purchase accounting treatment of the acquisition of Giganet resulted in a sizable one-time in-process research and development charge, and in sizable recurring amortization charges for acquisition-related intangibles and other items, which have generated and will likely continue to generate net losses for us.

We incurred a one-time charge of $22,280 for in-process research and development upon the close of the acquisition, which negatively impacted our results of operations in fiscal 2001. In addition, we have and will continue to incur acquisition—related expenses associated with the amortization of goodwill and other intangibles until the adoption of Statement 142 as well as noncash compensation charges arising out of Giganet options assumed by the Company. Furthermore, based on the overall decline in the valuations of technology companies and general economic conditions, as well as the extensive effort needed to comply with Statements 141 and 142, it is reasonably possible that upon the adoption of Statements 141 and 142, we will have a transitional impairment loss. The valuation of the acquisition was approximately $689,000 which resulted in approximately $642,000 of goodwill and other intangibles related to the acquisition. We are amortizing these intangibles over periods of two to seven years, and the resulting recurring quarterly charges are expected to exceed our current level of pretax earnings, until we adopt Statement 142, potentially generating a net loss for us in the upcoming quarter.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

At March 31, 2002, the Company’s investment portfolio consisted of fixed income securities, excluding those classified as cash equivalents, of $266,942. The Company has the positive intent and ability to hold these securities to maturity. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10 percent from the levels existing as of March 31, 2002, the decline in the fair market value of the portfolio would not be material to the Company’s financial position, results of operations and cash flows.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Beginning on or about February 20, 2001, the Company and certain of its officers and directors were named as defendants in a number of securities class action lawsuits filed in the United States District Court, Central District of California. The plaintiffs in the actions purport to represent purchasers of the Company’s common stock during various periods ranging from January 18, 2001, through February 9, 2001. The complaints allege that the Company and certain of its officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints generally seek compensatory damages, costs and attorney’s fees in an unspecified amount. Pursuant to a Stipulation and Court Order, the actions have been consolidated. On August 24, 2001, an Amended and Consolidated Complaint was filed. Defendants’ motion to dismiss was denied by way of an order dated March 7, 2002. Defendants’ motion for reconsideration of that order was denied by an order dated May 3, 2002. Plaintiffs have commenced discovery. As a result of these class action lawsuits, a number of derivative cases were filed in state courts in California and Delaware, and in federal court in California, alleging that certain officers and directors breached their fiduciary duties to the Company in connection with the events alleged in the class action lawsuits. The derivative cases filed in California state courts have been consolidated in Orange County and plaintiffs filed a consolidated and amended complaint on January 31, 2002. On May 10, 2002, the Court ordered that the consolidated actions be stayed pending resolution of the federal class action described above. The derivative suit in Delaware was dismissed on August 28, 2001. The defendants filed a motion to dismiss or stay the California federal derivative action and, on March 15, 2002, the court ordered that further proceedings should be stayed pending resolution of the class action lawsuit described above. The plaintiffs in that action have filed a motion for reconsideration which is scheduled to be heard on June 3, 2002. The Company believes that the lawsuits are without legal merit and intends to defend them vigorously. However, because the lawsuits are at an early stage, it is not possible to predict whether the Company will incur any liability or the amount of any liability in connection with such lawsuits. The Company has received inquiries about events giving rise to the lawsuits from the Securities and Exchange Commission and the Nasdaq Stock Market.

The Company is undergoing examination by the Internal Revenue Service of Emulex Corporation’s 1998 U.S. tax return. It is management’s belief that the outcome of this examination will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Additionally, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Item 2. Changes in Securities and Use of Proceeds.

Pursuant to the terms of a Purchase Agreement, dated January 24, 2002, the Company sold $345,000 aggregate principal amount of 1.75 percent convertible subordinate notes due February 1, 2007 to Credit Suisse First Boston Corporation and Thomas Weisel Partners LLC. Such aggregate principal amount includes $45,000 of notes purchased pursuant to an option that the company granted to the initial purchasers. The notes were sold for cash. Interest is payable in cash on February 1 and August 1 of each year beginning August 1, 2002. These notes may be converted by the holder at any time into shares of the Company’s common stock at the conversion price of $53.84 per share, subject to the potential adjustments described in the terms of the notes issued. If all outstanding notes were converted, this would result in the issuance of approximately 6,408 shares of the Company’s common stock. The Company may redeem the notes on or after February 5, 2005, in whole or in part. The issuance and sale of the notes and the subsequent offering of the debentures by the initial purchaser were exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such act and Rule 144A promulgated thereunder. The aggregate offering price was $345,000 and the aggregate commission to the initial purchasers was $10,350.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit 2.1	Agreement and Plan of Merger, as amended, relating to the acquisition of Giganet, Inc. by the Registrant (incorporated by reference to Exhibit 2.1 and 2.2 to the Registrant’s Current Reports on Form 8-K filed on December 21, 2000, and March 14, 2001, respectively).

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for 1997).

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit 3.3	Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for 1997).

Exhibit 3.4	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4 to the Registrant’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.1	Rights Agreement, dated January 19, 1989, as amended (incorporated by reference to Exhibit 4 to the Registrant’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.2	Certificate regarding extension of Final Expiration Date of Rights Agreement dated January 18, 1999 (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-3, filed on May 17, 1999).

Exhibit 4.3	Form of 1.75% Convertible Subordinated Note due February 1, 2007 (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3, filed on April 26, 2002).

Exhibit 4.4	Indenture between the Registrant, as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated January 29, 2002, related to the Registrant’s 1.75% Convertible Subordinated Notes due February 1, 2007 (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-3, filed on April 26, 2002).

Exhibit 4.5	Registration Rights Agreement between the Registrant and Credit Suisse First Boston Corporation dated January 29, 2002, related to the Registrant’s 1.75% Convertible Subordinated Notes due February 1, 2007 (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-3, filed on April 26, 2002).

Exhibit 10.1	Build to suit lease by and between C.J. Segerstrom & Sons, a California General Partnership, as landlord, and the Registrant, as tenant (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-3, filed on April 26, 2002).

(b)  Reports on Form 8-K.

(1)	The Registrant filed Form 8-K on January 23, 2002, with respect to the Registrant’s intention to raise capital through a private offering of convertible subordinated notes.

(2)	The Registrant filed Form 8-K on January 24, 2002, announcing that the Registrant had completed the offer and sale of $345 million of convertible subordinated notes to qualified institutional buyers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2002

EMULEX CORPORATION

By:	/s/ Paul F. Folino
Paul F. Folino President and Chief Executive Officer

By:	/s/ Michael J. Rockenbach
Michael J. Rockenbach Executive Vice President and Chief Financial Officer (Principal Financial & Chief Accounting Officer)