Form 10-K
period 2002-06-30
EMULEX CORP /DE/
filed 2002-09-27
CIK 350917

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-11007

Emulex Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0300558 (I.R.S. Employer Identification No.)

3535 Harbor Boulevard Costa Mesa, California	92626
(Address of principal executive offices)	(Zip Code)

(714) 662-5600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.10 Per Share
Preferred Stock Purchase Rights
(Title of class)

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☑
      The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing price of the New York Stock Exchange on September 17, 2002, of $15.90, was $1,301,784,436.50.
      As of September 17, 2002, the registrant had 81,873,235 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      The information required by Part III (items 10, 11, 12 and 13) is incorporated by reference to portions of the registrant’s definitive proxy statement for the 2002 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2002.

PART I

      All references to years refer to the Company’s fiscal years ended June 30, 2002, July 1, 2001, and July 2, 2000, as applicable, unless the calendar year is specified. References to dollar amounts are in thousands, except share and per-share data, unless otherwise specified. References contained in this Annual Report to “Emulex,” the “Company,” “we,” “our,” and “us,” refer to Emulex Corporation and its subsidiaries.

Item 1.     Business.

Introduction and Company History

      Emulex Corporation is a leading designer, developer and supplier of a broad line of storage networking host bus adapters, or HBAs, and application-specific computer chips, or ASICs, that provide connectivity solutions for storage area networks, or SANs, network attached storage, or NAS, and redundant array of independent disks, or RAID, storage. HBAs are the data communication products that enable servers to connect to storage networks by offloading communication processing tasks as information is delivered and sent to the network. Our products are based on internally developed ASIC and embedded firmware and software technology, and offer support for a wide variety of SAN protocols, configurations, system interfaces and operating systems. Emulex’s architecture offers customers a stable applications program interface, or API, that has been preserved across multiple generations of adapters and to which many of the world’s leading Original Equipment Manufacturers, or OEMs, have customized software for mission-critical server and storage system applications.

      Emulex was organized as a California corporation in 1979. In 1987 Emulex changed its state of incorporation from California to Delaware by the formation of a Delaware corporation, which acquired all of the stock of the California corporation. The California corporation continues to operate as a wholly-owned subsidiary of the Delaware corporation. In 1999 and 2002, Emulex completed a secondary offering of our common stock and completed a private placement of convertible subordinated notes, respectively. See Note 9 of the Consolidated Financial Statements for a more complete discussion of the convertible subordinated notes.

      In March 1998, Emulex announced plans to outsource the manufacturing of our product lines to a contract manufacturer which resulted in, among other things, the closing of our manufacturing facility and the consolidating of our operations. See Item 1 — Manufacturers and Suppliers for a more complete discussion of the consolidation.

      Recently, the majority of our revenues have been comprised of products based on Fibre Channel technology. Our Fibre Channel development efforts began in 1992 and we shipped our first Fibre Channel product in volume in 1996. According to IDC and Dataquest, in calendar 2001 we were the world’s largest provider of Fibre Channel host bus adapters, in terms of both revenue and units shipped. In March 2001, we acquired Giganet, Inc., a leading developer of storage networking products based on Ethernet and Internet Protocol, or IP, technologies. Our strategy with this acquisition is to leverage Giganet’s technology and extend our market-leading HBA APIs into Internet Small Computer Systems Interface, or iSCSI, and Virtual Interface, or VI, based storage networking market sectors. Emulex has secured significant customer relationships with the world’s leading storage and server suppliers, including Dell, EMC, Fujitsu-Siemens, Groupe Bull, Hewlett-Packard, Hitachi Data Systems, IBM, NEC, Network Appliance and Unisys. In addition, we include industry leaders Brocade, Intel, INRANGE, Legato, McDATA, Microsoft, and Veritas among our strategic partners.

Industry Background

      In recent years, the volume of stored electronic data in enterprises has expanded significantly, due largely to the growth of data-intensive applications such as online transaction processing, data mining, data warehousing, multimedia and Internet applications. As a result, both the capacity and number of storage devices in enterprises have increased. Furthermore, with the increased use of, and reliance on, mission-critical applications such as e-commerce and distributed enterprise software applications, the real-time availability of electronic data has become more important to the daily operations of enterprises. As a result, enterprises face heightened requirements for data storage solutions that enable improved access to, and management of, shared data, including solutions that offer increased connectivity capabilities, higher performance and greater reliability.

      Enterprises currently access, share and manage the rapidly expanding volume of data utilizing two major data communications technologies: local area network, or LAN, and input/output, or I/O. LAN technologies enable communications among servers and client computers, while I/O technologies enable communications between host computers and their attached high-speed peripherals. The emergence of LAN architectures in the mid-1980s brought multiple benefits to client-server data communications, including faster transmission speeds, shared access to multiple servers and greater connectivity capabilities in terms of the number of connected devices, as well as distance between devices. These benefits, and the applications that leverage LAN technologies, drove the rapid adoption of LAN architectures in the corporate enterprise during the 1990’s. As a result, the data communications pathway between servers and client computers has become largely networked with LAN technologies.

      Although LAN architectures have proliferated in client-server applications, until recently, I/O pathways between servers and attached peripherals, notably storage subsystems, have failed to evolve to networking architectures. Instead, traditional I/O architectures are server-centric, utilizing a point-to-multipoint architecture, which requires that each storage subsystem in the corporate enterprise be attached to a single server through which all requested data must pass. With this traditional server-centric storage architecture, also known as Direct Attached Storage, or DAS, dedicated storage is attached to each server using I/O technologies such as Small Computer Systems Interface, or SCSI. Remote storage systems are accessed through LAN-attached file servers. The DAS model results in “islands of storage” behind each server, where data requests must traverse the LAN and pass through the file server associated with the specific storage device. This circuitous method of accessing data degrades network performance, increases latency, or delays, for network users, drains server processing power and is difficult to scale, particularly from a storage management perspective. With the dramatic increase in information storage and retrieval requirements, system performance has become increasingly constrained by the DAS architecture and its inability to overcome communication bottlenecks and management challenges.

The Emergence of Networked Storage

      In the late 1990s, in response to the increasing need for storage scalability, manageability and reliability, enterprises began to deploy SANs. In this new model, where the SAN exists as a complementary network to the LAN, I/O-intensive traffic is offloaded from the LAN, enabling a more fail-safe I/O channel, eliminating the bottlenecks that degrade I/O performance, and creating a platform for centralized storage management. Furthermore, like nodes on a LAN, attached storage peripherals in a SAN can be managed and diagnosed to detect errors, and traffic can be rerouted accordingly in the event of a failure. A SAN essentially transforms dedicated servers and storage devices into network resources, greatly improving the performance and scalability of enterprise storage. By providing shared server access, the cost of expensive enterprise storage can be amortized across entire organizations. SANs are being deployed to support an increasingly wide range of applications such as LAN-free and serverless back-up, storage virtualization and disaster recovery.

      More recently NAS appliances have gained acceptance in the storage marketplace. As a general rule, data is stored in block format in storage devices, but must be converted to files before being used by operating systems and applications. While SANs deliver block data to servers, NAS appliances internally convert block data to files before delivering these files over a LAN to servers or PCs. Although this configuration requires stored data to move first to the NAS server before moving on to its ultimate destination, the NAS architecture offers an easily deployable and scalable storage solution. In high-end environments characterized by NAS file delivery to servers, a SAN may be deployed behind a NAS, making NAS and SAN solutions complementary. Furthermore, next-generation appliances that can deliver both block and file data are beginning to emerge, further blurring the distinction between NAS and SAN solutions.

      The majority of SAN and NAS solutions installed today are delivered to end users via integrated systems solutions offered by storage and computer system OEMs. As networked storage gains market acceptance and SAN and NAS installations interconnect increasingly diverse servers and storage subsystems, OEMs are increasingly demanding storage networking products that are optimized for heterogeneous connectivity, scalability, performance, customization and lowest total cost of ownership. IDC estimates that virtually all of the future growth in storage systems revenue will consist of networked storage solutions, or NAS and SAN products.

Fibre Channel

      In order to implement storage area networks, a new I/O networking technology capable of interconnecting multiple host servers and storage devices was required. Fibre Channel, an American National Standards Institute, or ANSI, standard communications technology, was introduced in 1994 to address traditional I/O limitations and emerged as the first storage networking technology to be widely adopted by the world’s leading server and storage systems manufacturers. Fibre Channel, now available in both 1 and 2 gigabit per second solutions, offers the connectivity, distance and access benefits of networking architectures combined with the high performance and low latency needed for I/O applications.

      Fibre Channel’s advanced capabilities enabled new architectures such as SANs that rely upon Fibre Channel’s ability to connect multiple host computers to multiple storage subsystems. Additionally, in order to enable longer distance or higher performance connectivity than what could be provided by SCSI, Fibre Channel has also been deployed in traditional DAS applications such as RAID storage. In such implementations, RAID storage provides for fault-tolerant direct-attached storage through the duplication of data over multiple interconnected disk drives. As a result, Fibre Channel solutions are implemented in both legacy DAS and emerging networked storage environments. According to Gartner Dataquest, the market for Fibre Channel host bus adapters is expected to expand from approximately $560 million in calendar 2001 to $2.4 billion in calendar 2006.

iSCSI

      Although Fibre Channel has achieved significant inroads into high performance enterprise environments and Gartner Dataquest expects that Fibre Channel will remain the dominant storage networking interconnect through the 2006 time frame, penetration of Fibre Channel-based SANs remains concentrated in data centers of larger organizations. Many users are increasingly interested in remote access to stored data, which requires storage transmission over standardized wide area network, or WAN, interfaces. As a result, industry momentum has been gathering around a new storage networking standard known as iSCSI which promises to deliver the SCSI storage protocol over the familiar IP, or Internet Protocol, and Ethernet transports commonly deployed in LANs and WANs. Although this technology is expected to remain in the early stages of development and deployment for the next several years, iSCSI offers the promise of a more user-friendly solution for smaller organizations and is being designed to more seamlessly interface with long-haul communication transports. Gartner Dataquest forecasts that the market for iSCSI HBAs will expand to approximately $460 million in 2006.

VI and RDMA

      VI is a standardized interface designed for high performance, low latency communications that can be layered over a variety of networking transports. One of VI’s key characteristics is its ability to enable remote direct memory access, or RDMA, facilitating higher speed, lower latency communications between adapters and applications residing on servers. RDMA technology reduces data copy operations and latencies by allowing one computer to directly place information in another computer’s memory with minimal demands on memory bus bandwidth and CPU processing overhead, while preserving memory protection semantics. To date, VI’s primary application has been in very high performance clustering environments served by proprietary transports. Now that VI and RDMA technologies are being implemented over standard transports such as Fibre Channel and Ethernet, they are gaining interest as a solution for networked storage and other applications.

      In the NAS market, in order to complete the transmission of stored data to the applications server, the NAS box today uses a standard Ethernet adapter to send the requested data over the LAN in file form. When using a standard Ethernet adapter, as file data works its way through kernel and user spaces, the data is copied multiple times before it arrives at its final destination. As a result, today’s standard Ethernet adapter creates a significant bottleneck in NAS performance. The more efficient VI or RDMA solutions eliminate the need for multiple data copies. Addressing these inefficiencies offers an opportunity to significantly enhance NAS performance and to improve server CPU availability.

      More recently, industry momentum has gathered around a proposed new VI-like interface named RDMA over Transmission Control Protocol/ Internet Protocol, or TCP/IP. The RDMA Consortium is working to develop a new, potentially more broadly endorsed, standard that offers some of the benefits of VI for file transfer and other applications.

Our Products

      We are a leading designer, developer and supplier of Fibre Channel host bus adapters, ASICs and embedded firmware and software products that enhance access to, and storage of, electronic data and applications. According to IDC and Dataquest, in calendar 2001 we were the world’s largest provider of Fibre Channel HBAs, in terms of both revenue and units shipped. In 2001, after our acquisition of Giganet, we entered the development-stage market for iSCSI HBAs and VI/IP HBAs. Although Giganet’s legacy cLAN VI-enabled switches and adapters entered end-of life status in 2002, we continue to record immaterial revenue from cLAN products. We are also a supplier of Fibre Channel hubs, which contribute immaterial revenue, and some traditional networking products, which entered end-of-life status in 2000.

Fibre Channel HBAs

      Our HBAs constitute key components for comprehensive Fibre Channel SANs that typically include host adapters, hubs, ASICs, firmware, software and switches. We time our Fibre Channel introductions to address the growing demands of enterprise customers, as well as the evolving speed and capacity capabilities of complementary products. As the adoption of Fibre Channel has expanded, the rate of our product introductions has accelerated.

      Leveraging our expertise and experience in networking and I/O technology, we have approached the storage problem with a networking perspective to maximize the performance and management capabilities of our Fibre Channel solutions. We believe our products offer the highest performance results in the industry, sustaining speeds in excess of 390 MB/sec and 40,000 I/O transactions per second from a single channel HBA. Furthermore, our products support high-performance connectivity features such as concurrent multiprotocol data transmission, context cache for superior performance in complex environments, end-to-end parity protection and other features to enhance data integrity. Lastly, our products offer superior investment protection for our OEM customers, who often develop specialized software to interface to our adapters, because we have maintained a stable API since our first generation of HBAs was introduced in 1996.

      Fibre Channel HBAs connect host computers to a Fibre Channel network. Our adapters support a wide range of operating systems and host computer system interfaces, including both PCI-based Intel platforms and SBus-based Sun Microsystems platforms. Our Fibre Channel host bus adapter line, which has evolved from the LP6000 to the LP9802 in the high end, also encompasses adapters such as the LP850, LP952 and LP982 which are targeted at midrange, open system environments. Our high-end HBAs target enterprise systems that require customized software or special features, while our midrange HBAs offer highly featured solutions for standard operating environments. All of our adapter products share the same core ASIC architecture and embedded software and firmware.

      Our high-end adapters have always been designed to support a broad implementation of the Fibre Channel specification, encompassing multiple classes of service and all topologies, including full fabric support. Our high end family of adapters support SBus, PCI and PCI-X system interfaces operating at up to 133MHz, single and dual-channel form factors, the Compact PCI form factor, the Low Profile form factor, and auto-negotiated one and two gigabit per second transmission speeds. In addition, our enterprise applications strategy has led us to offer a variety of other features in our high-end adapters, including additional context cache to enable high-speed throughput in complex fabric installations, and support for the FICON protocol, a standard for IBM mainframe storage over Fibre Channel SANs. Our high-end HBAs also provide the widest range of physical interface options available, including copper, short-wave optical and long-wave optical, as well as added buffer memory to enable connectivity distances up to 100 kilometers. A broad range of operating systems, including Windows, AIX, Solaris, HP-UX, Linux and NetWare, are supported as well. Our service level interface, or SLI, which is included with our high-end adapters, is an API that allows our OEM customers to develop highly differentiated products, while maintaining complete software compatibility across product generations, enabling customers to leverage software investments.

      Our product line also includes mid-range adapters that support a standard open systems environment based on Windows, Linux or NetWare. These open systems host adapters include our LP850, LP952 and LP982. Based on the same ASIC architecture as our high-end adapters, our mid range adapters provide similar throughput, and I/Os per second and many of the same features as our high-end enterprise adapters but offer a cost-optimized, standardized solution for the open systems market. We offer the LP850, LP952 and LP982 with fully certified drivers for Windows, Linux and NetWare, as well as basic input/output system, or BIOS, and configuration utilities.

IP HBAs (iSCSI and VI)

      Our GN9000/SI adapter is an iSCSI HBA that became available in limited sample quantities for OEM evaluation during 2002. It is slated for volume commercial shipment after the ratification of the iSCSI standard, which is expected to occur in fiscal 2003. In order to ease the migration between Fibre Channel and iSCSI technologies, the GN9000/SI has been designed to leverage the Emulex SLI API utilized by OEM customers that have developed customized software for our Fibre Channel host bus adapters.

      Our GN9000/VI HBA is a VI-enabled intelligent Ethernet adapter that is being designed to provide for high-performance file transfer communications over a standard IP transport. Early prototype units of this VI/IP adapter focus on the DAFS initiative for high performance file transfer communications in a NAS environment. Shipments of this HBA commenced in 2001, but are expected to remain immaterial in fiscal 2003.

Other Products

      Our Fibre Channel hubs provide centralized wiring connection, improved network reliability and a monitoring point in Fibre Channel arbitrated loop environments. In 1996, we became the first company to provide Fibre Channel hubs to the market when we introduced our hub product line. In December 1998, we introduced a line of digital Fibre Channel hubs that complemented our earlier line of analog Fibre Channel hubs. With the growing popularity of Fibre Channel switches, we have focused our Fibre channel efforts in the HBA sector. Total hub revenue was immaterial in 2002.

      As part of the traditional VI product family acquired with the Giganet operation, Emulex offers the cLAN family of VI-enabled adapters and switches. These products entered end-of-life and contributed immaterial revenue in 2002.

      Our traditional networking products include printer servers and network access products. We supply both external and embedded printer servers, which provide LAN connectivity for printers. We have been providing network printer servers since 1989, and our Ethernet and token ring printer server solutions support five network protocols and over 38 operating systems. Our network access products comprise a variety of products that provide connectivity between computing resources across both LANs and WANs. These networking products contain a set of core technologies that includes drivers supporting a broad array of operating systems and network interface technologies that span many LAN and WAN specifications. As we continue to focus on meeting the demands of the growing Fibre Channel HBA market, we have eliminated our resources dedicated to these traditional networking products. During the fourth quarter of 2000 we issued last time buy notifications to customers for our traditional networking products.

Intellectual Property

      Our ability to compete depends in part upon our ability to protect our proprietary information through various means, including ownership of patents, copyrights, trademarks and trade secrets, as well as through contractual provisions.

      We have 27 patents issued, four patents allowed and 18 patent applications pending in the U.S. Additionally, we have numerous patent applications pending abroad. A total of 20 of our issued U.S. patents, our four U.S. patents allowed and 14 of our 18 pending patent applications relate to our Fibre Channel technology. All of our issued Fibre Channel patents were granted within the past six years.

      All of our software products, which are embedded within our hardware products, are copyrighted with our company’s banners and notices. We have been granted registration of 88 trademarks in the U.S. and abroad. We also have 52 pending trademark registrations in the U.S. and abroad. Lastly, we rely on trade secret law and contractual provisions to protect unique intellectual property we possess which we have determined unnecessary or uneconomical to patent or copyright, or which is not otherwise capable of more formal protection.

Engineering and Development

      At June 30, 2002, we employed 206 engineers, other technicians and support personnel engaged in the development of new products and the improvement of existing products. Engineering and development expenses were $47,560, $27,002 and $14,727 in 2002, 2001, and 2000, respectively.

Selling and Marketing

      We sell our products worldwide to OEMs; end users; and through other distribution channels including value-added resellers, or VARs, systems integrators, industrial distributors and resellers. Because the Fibre Channel market has been dominated by OEMs, our focus is to use Fibre Channel sales specialists to expand opportunities with our existing OEMs, as well as to develop new OEM relationships. However, we are also expanding our distribution efforts, leveraging worldwide distribution channels through technical distributors such as VARs and systems integrators, to complement our core OEM relationships. In some cases, OEM partners leverage the distribution channel to deliver solutions to end-users, making our distribution efforts complementary with our OEM-focused strategy.

Order Backlog

      At June 30, 2002, we had unshipped product orders of approximately $76.8 million compared with approximately $59.0 million at July 1, 2001. At year-end, all orders included in backlog were scheduled for delivery within six months or less. Orders are subject to rescheduling and/or cancellation with little or no penalty. Purchase order release lead times depend upon the scheduling practices of the individual customer, and the rate of booking new orders fluctuates from month to month. Therefore, the level of backlog at any one time is not necessarily indicative of trends in our business.

Seasonality

      Our business fluctuates based on economic conditions and industry demand and we do not believe that seasonality is a significant factor in our business.

Concentration of Customers, Revenue by Product Families and Geographic Area

      See Note 14 to our Consolidated Financial Statements included in Part IV, Item 14(a) of this Annual Report on Form 10-K for information regarding concentration of our customers as well as information regarding our revenue by product family and geographic area. See also “Risk Factors” contained elsewhere within Part I, Item 1 of this Annual Report on Form 10-K for discussion of the risks associated with the concentration of our customers, as well as the risks associated with our revenue by product family and geographic area.

Competition

      The market for HBAs is intensely competitive and is characterized by frequent new product introductions, changing customer preferences and evolving technology and industry standards.

      Our competition for Fibre Channel host bus adapter products consists primarily of Agilent, JNI and QLogic. We may also compete indirectly with Fibre Channel HBAs made internally by major systems providers, notably Hewlett-Packard and Sun, although Gartner Dataquest expects that such suppliers will continue to migrate to independent providers. In the emerging iSCSI marketplace where standards have yet to be finalized, we expect to face competition from established Fibre Channel competitors as well as new entrants, which may include established Ethernet suppliers such as Intel and established SCSI vendors such as Adaptec. Across all storage networking technologies, we face the threat of potential competition from new entrants into the storage networking market, including large technology companies who may develop or acquire differentiating technology and then apply their resources, including established distribution channels and brand recognition, to obtain significant market share.

      We believe that the principal basis of storage networking HBA competition presently includes interoperability, reliability, scalability, price, performance, technical support, and API stability. We believe that we compete favorably with respect to each of these factors. We also believe that we have a competitive strength in the alliances we have built with customers, particularly our close relationships with OEM customers. We believe that our experience with distribution channels will provide competitive benefits as the storage networking market matures. Some of our other competitive advantages include our early entry into Fibre Channel technology, our workforce of highly experienced researchers and designers, our intellectual property and our technical alliances with strategic partners such as Brocade, Intel, INRANGE, Legato, McDATA, Microsoft, and Veritas.

      Our Fibre Channel products may also compete at the end-user level with other technology alternatives, such as SCSI, which are available from companies such as Adaptec, LSI Logic and QLogic, as well as a number of smaller companies. In the future, other technologies that we are not currently developing may evolve to address the applications served by Fibre Channel today.

Manufacturing and Suppliers

      Our products consist primarily of electronic component parts assembled on internally designed printed circuit boards that are sold as board-level products. Most component parts can be purchased from two or more sources. However, some component parts can only be obtained from single sources. For example, Intel is currently our sole supplier for microprocessors used in our Fibre Channel products and an additional chip used in some of our dual channel Fibre Channel products, while IBM is the sole supplier of a chip used in some of our other dual channel Fibre Channel products. In addition, we design our own semiconductors that are embedded in our products that are manufactured by third party semiconductor foundries such as LSI Logic and QuickLogic. In addition to hardware, we design software to provide functionality to our hardware products. In the past, we have also licensed software from third-party providers for use with our traditional networking products, and most of these providers are the sole source for this software. However, both our software and the third-party software are sold as embedded programs within the hardware products. Additionally, revenue related to our traditional networking products has decreased over the last several years due to ongoing maturation of these products and a decrease in the Company’s focus on these products. The Company issued last time buy notifications to customers for its traditional networking products during the last quarter of 2000 and expects negligible, if any, revenues in succeeding quarters related to these products.

      In March 1998, we announced plans to outsource the manufacturing of our product lines to a contract manufacturer. We made this strategic decision in an attempt to reduce required future capital expenditures and production costs, as well as to take advantage of the contract manufacturer’s consolidated purchasing power and materials management capabilities. This decision resulted in, among other things, the closing of our Puerto Rico manufacturing facility, streamlining the product offerings of some of our more mature, lower volume products (primarily for our traditional networking products), and closing selected sales offices. Suntron Corporation (formerly known as K*Tec Electronics) manufactures for us within the United States and Manufacturers’ Services, Ltd., or MSL, manufacturers for us in both the United States and in Europe at their Global Manufacturing Services production facility in Valencia, Spain. MSL has notified us that they will be closing their facility within the United States that currently manufactures our products. As a result, during the next several quarters we will be transitioning a portion of the manufacture of our products to an alternative MSL facility within the United States. The Company cannot predict the impact this move will have on the Company’s operations, but if the Company were to experience significantly increased inventory levels, or experience significant delays in product qualifications, completing production runs, or shipping product as a result of this move, and the Company were unable to compensate for this disruption elsewhere it could have a material adverse effect on the Company’s business, results of operations and financial condition.

      An inability or an unwillingness on the part of any of our suppliers to provide us, or our contract manufacturer, with the quality and quantity of products, parts or software that we need in a timely fashion could have a material impact on our ability to supply products in accordance with customer requirements.

      The assembly operations required by our products are typical of the electronics industry, and no unusual methods, procedures or equipment are required. The sophisticated nature of the products, in most cases, requires extensive testing by specialized test devices operated by skilled personnel. Our contract manufacturers provide this testing. However, we also maintain an internal test-engineering group for continuing support of test operations. At June 30, 2002, we had a total of 35 permanent manufacturing support employees located at our facilities in Costa Mesa, California and in Bolton, Massachusetts.

Employees

      At June 30, 2002, we employed 348 employees as follows: 206 in engineering and development, 48 in selling and marketing, 59 in general and administrative, and 35 in manufacturing support operations. None of our employees is represented by a labor union, and we believe our employee relations are good.

Risk Factors

A prolonged downturn in information technology spending in general or spending on high-performance computer and storage systems in particular could adversely affect our revenues and results of operations.

      The demand for our Fibre Channel products, which represented 97 percent of our revenues in 2002, has been supported by the demand for sophisticated networking and data storage solutions that support enterprise computing requirements, including on-line transaction processing, data mining, data warehousing, multimedia and Internet applications. Since the beginning of calendar 2001, the global economy has experienced a significant slowdown that has been exacerbated by the terrorist attacks on the United States and the resulting economic and political uncertainty throughout the world. Such downturn has resulted in substantial reductions in demand for networking, data storage and other information technology solutions and products. We are unable to predict the duration or depth of such downturn in technology spending. In the event that such downturn grows more severe or continues for an extended period of time, our business, results of operations, and financial condition may be adversely affected. The adverse effects of any sustained downturn in information technology spending on our operating results may be exacerbated by our research and development investments, strategic investments and merger and acquisition activity, as well as customer service and support, which are expected to continue despite any such downturn.

Our business depends upon the continued development and growth of the storage networking market, and our business will be adversely affected if such development does not occur or occurs more slowly than we anticipate.

      The size of our potential market is dependent upon the broad acceptance of our storage networking technologies as alternatives to other technologies traditionally utilized for network and storage communications. The storage networking market, while rapidly evolving and attracting an increasing number of market participants, is still at an early stage of deployment. We believe that our investment in the storage networking market represents our greatest opportunity for revenue growth and profitability in the future. However, we cannot be certain that storage networking products will gain broader market acceptance or that customers will choose our technology and products. Additionally, since our products are sold as parts of integrated systems, our products’ demand is driven by the demand for these integrated systems, including other companies’ complementary products. A lack of demand for the integrated systems or a lack of complementary products required for these integrated systems could have a material adverse effect on our business, results of operations and financial condition. If the storage networking market fails to develop, develops more slowly than anticipated, attracts more competitors than we expect, as discussed below, or if our products do not achieve market acceptance, our business, results of operations, and financial condition would be materially adversely affected.

      We have secured numerous design wins for our storage networking products from OEM customers. If our customers are unable to or otherwise do not ship systems that incorporate our products, or if their shipped systems were not commercially successful, our business, results of operations and financial condition would be materially adversely affected.

Because a significant portion of our revenues are generated from sales to a limited number of customers, none of which are the subject of exclusive or long-term contracts, the loss of one or more of these customers could adversely affect our business.

      We rely almost exclusively on OEMs and sales through distribution channels for our revenue. In 2002, we derived approximately 76 percent of our net revenues from OEMs and 24 percent from sales through distribution. We cannot be certain that we will retain our current OEM and distributor customers or that we will be able to recruit additional or replacement customers. As is common in an emerging technology industry, our agreements with OEMs and distributors are typically non-exclusive, have no volume commitments, and often may be terminated by either party without cause. Indeed, many of our OEM and distributor customers carry or utilize competing product lines. If we were to suddenly lose one or more important OEM or distributor customers to a competitor, our business, results of operations and financial condition could be materially adversely affected.

      In 2002, direct sales to Hewlett-Packard, including Compaq; and IBM accounted for 25 percent and 20 percent of our total net revenues, respectively. Direct sales to our top five customers accounted for 65 percent of total net revenues in 2002 and 72 percent in 2001. Additionally, some of our larger OEM customers purchased products indirectly through distributors, resellers or other third parties. Total net revenues, including direct sales to our customers and their customer-specific models purchased indirectly through other distribution channels, amounted to 27 percent of our total net revenues for IBM; 25 percent for Hewlett-Packard, including Compaq; and 22 percent for EMC in 2002.

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

Our operating results are difficult to forecast and our stock price may decline if our results fail to meet expectations.

      Our revenues and results of operations have varied on a quarterly basis in the past and may vary significantly in the future. Accordingly, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful, and you should not rely on such comparisons as indications of our future performance. There can be no assurance that we will maintain our current levels of profitability in the future. Our revenues and results of operations are difficult to forecast and could be adversely affected by many factors, including, among others:

•	Changes in the size, timing and terms of OEM and other customer orders;

•	The timing and market acceptance of new or enhanced product introductions by us, our OEM customers and our competitors;

•	Changes in desired inventory levels of our significant customers;

•	Changes in the sales and deployment cycles for our products, particularly those sold through our OEM sales channels;

•	The gain or loss of significant OEMs or other customers;

•	Changes in the mix of product sales or the mix of sales channels;

•	Changes in general economic conditions, including slower than expected market growth, and resulting changes in customer technology budgeting and spending;

•	The ability of our contract manufacturers to produce and distribute our products in a timely fashion;

•	Component shortages experienced by us, or reduced demand from our customers if our customers are unable to acquire the components used in conjunction with our products in their deployments;

•	Changes in our accounting or other policies resulting from the adoption of new laws, regulations or pronouncements;

•	Changes in technology, industry standards or consumer preferences;

•	Fluctuations in product development and other operating expenses;

•	Seasonality;

•	Difficulties with updates, changes or additions to our Enterprise Resource Planning (ERP) System; and/or

•	Fluctuations in foreign currency exchange rates.

As a result of these and other unexpected factors or developments, it is possible that our future operating results will be below the expectations of investors or market analysts which could have a material adverse effect on our stock price.

Unfilled orders and our tendency to generate a large percentage of our quarterly sales at the end of the quarter contributes to possible quarterly fluctuations in our operating results which could have an adverse impact on our results of operations and stock price.

      Historically, we have generally shipped products quickly after we receive orders, meaning that we do not always have a significant backlog of unfilled orders. As a result, our revenues in a given quarter depend substantially on orders booked in that quarter. Alternatively, orders already in backlog may be deferred or cancelled. Also, we have typically generated a large percentage of our quarterly revenues in the last month of the quarter. As a result of these factors, we may not be able to accurately predict our quarterly sales. Because our expense levels are partially based on our expectations of future sales, in the event we experience unexpected decreases in quarterly sales, our expenses may be disproportionately large relative to our revenues and we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any shortfall in sales in relation to our quarterly expectations or any delay of customer orders would likely have an immediate and adverse impact on our results of operations and may adversely affect our stock price.

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

      We are subject to credit risk associated with the concentration of our accounts receivable from our customers. Our days sales outstanding, or DSOs, were 37 days and 43 days at June 30, 2002, and July 1, 2001, respectively. There can be no assurance they will remain at this level or improve. If one of our current significant customers were to declare bankruptcy or if we were to lose one of our current significant customers and did not receive their payments due to us, we could experience a material adverse effect on our business, results of operations and financial condition.

Some of our suppliers or our OEM customers could become competitors.

      Some of our suppliers and our OEM customers currently have or could develop products internally that would replace or compete with our products and technology. To the extent that our customers or suppliers are successful in developing and marketing competitive solutions, the resulting reductions in sales of our products could have a material adverse effect on our business, results of operations and financial condition.

Our markets are highly competitive and our business and results of operations may be adversely affected by entry of new competitors into the markets, aggressive pricing, and the introduction or expansion of competitive products and technologies.

      The markets for our products are highly competitive and are characterized by rapid technological advances, price erosion, frequent new product introductions and evolving industry standards. Our current and potential competition consists of major domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources than we have. We also expect that an increasing number of companies will enter the markets for our storage networking products. Furthermore, larger companies in other related industries may develop or acquire technologies and apply their significant resources, such as distribution channels and brand recognition, to acquire significant market share. Emerging companies attempting to obtain a share of the existing markets act as potential competition as well. Additionally, our competitors continue to introduce products with improved price/performance characteristics, and we will have to do the same to remain competitive. We expect that large forecasts of market size growth will attract competition. Increased competition could result in significant price competition, reduced revenues, lower profit margins or loss of market share, any of which would have a material adverse effect on our business, results of operations and financial condition.

      Alternative existing technologies such as SCSI compete with our Fibre Channel and IP storage networking technologies for customers. Our success depends in part on our own ability and on the ability of our OEM customers to develop storage networking solutions that are competitive with these alternative legacy technologies. Some SCSI technology companies, which include Adaptec, LSI Logic and QLogic, already have well-established relationships with our current and potential customers, have extensive knowledge of the markets we serve and may have better name recognition and more extensive development, sales and marketing resources than we have. Additionally, in the future, other technologies that we are not currently developing may evolve to address the applications served by Fibre Channel today.

We have experienced losses in our history which may adversely affect our stock price and financial condition.

      We have experienced losses in our history, most recently a net loss of $96,234 in 2002, and $23,603 in 2001. The net loss in 2002 included $156,209 of amortization of goodwill and other intangibles related to the acquisition of Giganet, Inc. and a net excess and obsolete inventory charge of $10,059. The net loss in 2001 included $22,280 of in-process research and development expenses and $52,085 of amortization of goodwill and other intangibles related to the acquisition of Giganet, Inc. We have been amortizing goodwill and other intangibles related to the acquisition of Giganet, Inc. over periods of two to seven years. In the first quarter of fiscal 2003, when we adopt Financial Accounting Standards Board Statement No. 142, or Statement 142, “Goodwill and Other Intangible Assets,” we will no longer amortize goodwill and other intangibles that have indeterminate useful lives. Any losses may adversely affect the perception of our business by analysts and investors which could adversely affect our stock price. While our recent losses have not been accompanied by negative cash flow from operations, to the extent that we are unable to generate positive operating profits, our financial condition may be materially adversely affected.

Our industry is subject to rapid technological change, and we must keep pace with the changes to successfully compete.

      The markets for our products are characterized by rapidly changing technology, evolving industry standards and the frequent introduction of new products and enhancements. Our future success depends in a large part on our ability to enhance our existing products and to introduce new products on a timely basis to meet changes in customer preferences and evolving industry standards. Currently, new technologies and proposed new technologies such as 10 gigabit optics; Infiniband; PCI-X; PCI Express; iSCSI; SCSI over IP, or SOIP; VI; RDMA; and iWarp; are still in development by many companies and it is impossible to know what the end technology will provide. We cannot be certain that we will be successful in developing, manufacturing and marketing new products or product enhancements that respond to such changes in a timely manner and achieve market acceptance. We also cannot be certain that we will be able to develop the underlying core technologies necessary to create new products and enhancements, or that we will be able to license the core technologies with commercially reasonable terms from third parties. In addition, a key element of our current business strategy is to develop ASICs in order to increase system performance and reduce manufacturing costs, thereby enhancing the price/performance of our storage networking products. We cannot be certain that we will be successful at developing and incorporating ASICs effectively and in a timely manner. If we are unable, for technological or other reasons, to develop new products, enhance or sell existing products, or consume existing products in a timely and cost-effective manner in response to technological and market changes, our business, results of operations and financial condition may be materially adversely affected.

The migration of our customers towards newer product platforms may have a significant adverse effect on our results of operations, including charges for obsolete inventory.

      As our customers migrate from one platform to the enhanced price/performance of the next platform, we may experience reduced revenue, gross profit and gross margin levels associated with lower average selling prices and higher relative product costs associated with improved performance. Also, economic conditions during platform migration periods can have a significant impact on results. This was evidenced in late September 2001, as some of our major customers made announcements that general economic conditions, exacerbated by the increase in economic uncertainty in the aftermath of the terrorist events of September 11, 2001, were having a negative impact on their financial results. The announcements made, and forecasts received, indicated deteriorating demand for our one gigabit products as these customers are expected to migrate to two gigabit products for future purchases. As a result, we recorded a net inventory charge of $10,059 in 2002. As with all inventory, we regularly compare forecasted demand for our one gigabit products against inventory on hand and open purchase commitments. Accordingly, we may have to adjust excess and obsolete inventory reserves as forecasted demand changes.

The failure of our OEM customers to keep up with rapid technological change could adversely affect our business.

      Our revenues depend significantly upon the ability and willingness of our OEM customers to develop, promote and deliver, on a timely basis, products that incorporate our technology. OEMs must commit significant resources to develop a product that incorporates our technology or solutions. The ability and willingness of OEM customers to develop, promote and deliver such products are significantly influenced by a variety of factors, many of which our outside of our control. We cannot be certain of the ability or willingness of our OEM customers to continue developing, marketing and selling products that incorporate our technology or solutions. Our business is dependent on our relationships with our OEM and distributor customers, so the inability or unwillingness of any of our significant customers to develop or promote products that use our technology or solutions would have a material adverse effect on our business, results of operations and financial condition.

Rapid changes in the evolution of technology, including the unexpected extent or timing of the transition from HBA solutions to lower-priced ASIC solutions, could adversely affect our business.

      Historically, the electronics industry has developed higher performance ASICs that create chip level solutions that replace selected board level solutions at a significantly lower average selling price. We have previously offered ASICs to certain customers for certain applications which has effectively resulted in a lower-priced solution when compared to an HBA solution. We anticipate that this transition will occur for our products in certain applications as well. If this transition is more abrupt or is more widespread than anticipated, there can be no assurance that we will be able to modify our business model in a timely manner, if at all, in order to mitigate the effects of this transition on our business, results of operations and financial position.

A decrease in the average unit selling prices of our Fibre Channel products could adversely affect our gross margins and financial performance.

      Since we introduced our first Fibre Channel products, we have experienced downward pressure on their average unit selling prices. Although historically we have achieved offsetting cost reductions, to the extent that average unit selling prices of our Fibre Channel products decrease without a corresponding decrease in the costs of such products, our gross margins and financial performance could be materially adversely affected.

Delays in product development could adversely affect our business.

      We have experienced delays in product development in the past and may experience similar delays in the future. Given the short product life cycles in the markets for our products and the relatively long product development cycles, any delay or unanticipated difficulty associated with new product introductions or product enhancements could have a material adverse effect on our business, results of operations and financial condition. Prior delays have resulted from numerous factors, such as:

•	Changing OEM product specifications;

•	Difficulties in hiring and retaining necessary personnel;

•	Difficulties in reallocating engineering resources and other resource limitations;

•	Difficulties with independent contractors;

•	Changing market or competitive product requirements;

•	Unanticipated engineering or manufacturing complexity;

•	Undetected errors or failures in software and hardware; and

•	Delays in the acceptance or shipment of products by OEM customers.

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

      Additionally, key components that we use in our products may only be available from single sources with which we do not have contracts. For example, Intel is currently our sole supplier for some microprocessors and bridge chips used in our products, while IBM is the sole supplier of a bridge chip used in some of our other dual channel Fibre Channel products. In addition, we design our own ASICs that are embedded in our products, and these are manufactured by third-party semiconductor foundries such as LSI Logic and QuickLogic. In addition to hardware, we design software to provide functionality to our hardware products. In the past, we have also licensed software from third party providers for use with our traditional networking products, and most of these providers are the sole source for the software. However, both our software and the third party software are sold as imbedded programs within the hardware products. The loss of one or more of our sole suppliers or third party foundries could have a material effect on our business, results of operations and financial condition.

      Because we outsource the production of our products to contract manufacturers, Suntron Corporation and MSL, we only manage the supply of a small number of our product components. Suntron manufactures for us within the United States, while MSL manufactures for us in both the United States and in Europe at their Global Manufacturing Services production facility in Valencia, Spain. Currently, we rely upon Suntron and MSL to complete the majority of the component purchases for our products. Consequently, we cannot be certain that the necessary components will be available to meet our future requirements at favorable prices, if at all.

      MSL has notified us that they will be closing their facility within the United States that currently manufactures our products. As a result, during the next several quarters we will be transitioning a portion of the manufacture of our products to an alternative MSL facility within the United States. We cannot predict the impact this move will have on us, but if we were to experience significant delays in product qualifications, completing production runs, or shipping product as a result of this move, and we were unable to compensate for this disruption elsewhere, it could have a material adverse effect on our business, results of operations and financial condition. Moreover, because we rely upon Suntron and MSL to manufacture, store and ship our products, the manufacturing and sale of our products would be temporarily suspended if either Suntron or MSL, or both, are unable or unwilling to complete production runs for us in the future, or experience any significant delays in completing production runs or shipping product. An interruption in supply of our products and the cost of qualifying and shifting production to an alternative manufacturing and distribution facility could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we rely upon the financial stability of our contract manufacturers, and their ability and willingness to continue as our contract manufacturers.

The inadequacy of our intellectual property protections could adversely affect our business.

      We believe that our continued success depends primarily on continuing innovation, marketing and technical expertise, as well as the quality of product support and customer relations. At the same time, our success is partially dependent on the proprietary technology contained in our products. We currently rely on a combination of patents, copyrights, trademarks, trade secret laws and contractual provisions to establish and protect our intellectual property rights in our products. For a more complete description of our intellectual property, you should read “Business — Intellectual Property.”

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

The inability to attract or the loss of key managerial and technical personnel could adversely affect our business.

      Our success depends to a significant degree upon the performance and continued service of key managers as well as engineers involved in the development of our storage networking technologies and technical support of our storage networking products and customers. Our future success depends upon our ability to attract, train and retain such personnel. We may need to increase the number of key managers as well as technical staff members with experience in high-speed networking applications as we further develop our storage networking product lines. Competition for such highly skilled employees in our local community as well as our industry is intense, and we cannot be certain that we will be successful in recruiting and retaining such personnel. In addition, employees may leave our company and subsequently compete against us. If we are unable to attract new managerial and technical employees, or are unable to retain our current key managerial and technical employees, our business, results of operations and financial condition could be materially adversely affected.

Our international business activities subject us to risks that could adversely affect our business.

      In 2002, sales in the United States accounted for 60 percent of our total net revenues, sales in Europe accounted for 35 percent of our total net revenues, and sales in the Pacific Rim countries accounted for five percent of our total net revenues. We expect that sales in the United States and Europe will continue to account for the substantial majority of our net revenues for the foreseeable future. All of our sales are currently denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. Additionally, some of our products are produced at a MSL production facility in Valencia, Spain and as a result we are subject to the risks inherent in international operations. Our international business activities could be affected, limited or disrupted by a variety of factors, including:

•	The imposition of governmental controls and regulatory requirements;

•	The costs and risks of localizing products for foreign countries;

•	Longer accounts receivable payment cycles;

•	Changes in the value of local currencies relative to our functional currency;

•	Trade restrictions;

•	Changes in tariffs;

•	General economic and social conditions within foreign countries; and

•	Political instability or terrorism.

      In addition, the revenues we earn in various countries in which we do business may be subject to taxation by more than one jurisdiction, thereby adversely affecting our earnings. All of these factors could harm future sales of our products to international customers or future overseas production of our products, and have a material adverse effect on our business, results of operations, and financial condition.

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

We may need additional capital in the future and such additional financing may not be available on favorable terms.

      While we believe we have adequate working capital to meet our expected cash requirements for the immediate future, we may need to raise additional funds through public or private debt or equity financings in order to:

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

      In January 2002, we completed a $345,000 private placement of convertible subordinated notes, which are due February 1, 2007. Subsequent to the year ended June 30, 2002, we repurchased and cancelled approximately $136,000 face value of such notes. See Note 17 of the Consolidated Financial Statements for more information about the repurchase. To the extent that we utilize the proceeds of such private placement in a manner that results in us not having sufficient liquidity and capital resources to repay the principal amounts of the notes when due, we may be forced to raise additional funds through public or private debt or equity financings, which may not be available on favorable terms, if at all. If such financings were not available on favorable terms, our results of operations and financial condition could be materially adversely affected.

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

      In the event that an acquisition or strategic investment does occur and we are unable to obtain anticipated profits or successfully integrate operations, technologies, products or personnel that we acquire, our business, results of operations and financial condition could be materially adversely affected.

Our stock price is volatile, which has and may result in lawsuits against us and our officers and directors.

      The stock market in general and the stock prices in technology-based companies in particular have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. Factors which could have a significant impact on the market price of our common stock include, but are not limited to, the following:

•	Quarterly variations in operating results;

•	Announcements of new products by us or our competitors;

•	The gain or loss of significant customers;

•	Changes in analysts’ earnings estimates;

•	Changes in analyst recommendations, price targets or other parameters that may not be related to earnings estimates;

•	Rumors or dissemination of false information;

•	Pricing pressures;

•	Short selling of our common stock;

•	Dilution resulting from conversion of outstanding convertible subordinated notes into shares of our common stock;

•	General conditions in the computer, storage or communications markets; or

•	Events affecting other companies that investors deem to be comparable to us.

      In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. In this regard, we and certain of our officers and directors were named as defendants in a number of securities class action lawsuits filed in the United States District Court, Central District of California. The plaintiffs in the actions purport to represent purchasers of our common stock during various periods ranging from January 18, 2001, through February 9, 2001. The complaints allege that we and certain of our officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints generally seek compensatory damages, costs and attorney’s fees in an unspecified amount. In addition, we have received inquiries about events giving rise to the lawsuits from the Securities and Exchange Commission and the Nasdaq Stock Market. While we believe that the lawsuits are without legal merit and intend to defend them vigorously, it is not possible to predict whether we will incur any material liability in connection with such lawsuits. See Item 3 — “Legal Proceedings” for a more complete discussion of such litigation.

Terrorist activities and resulting military and other actions could adversely affect our business.

      The terrorist attacks in New York and Washington, D.C. in September 2001 disrupted commerce throughout the United States and Europe. The continued threat of terrorism within the United States and Europe and the military action and heightened security measures in response to such threat may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in delays or cancellations of customer orders, delays in collecting cash, a general decrease in corporate spending on information technology, or our inability to effectively market, manufacture or ship our products, our business, financial condition, and results of operations could be materially and adversely affected. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have any long-term material adverse effect on our business, results of operations or financial condition.

Our corporate offices and principal product development facilities are located in a region that is subject to earthquakes and other natural disasters.

      Our California facilities, including our corporate offices and principal product development facilities, are located near major earthquake faults. Any personal injury or damage to the facilities in excess of our currently insured amounts as a result of earthquakes or other such natural disasters could have a material adverse effect on the Company’s business, results of operations and financial condition.

Our shareholder rights plan, certificate of incorporation and Delaware law could adversely affect the performance of our stock.

      Our shareholder rights plan and provisions of our certificate of incorporation and of the Delaware General Corporation Law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. The shareholder rights plan and these provisions of our certificate of incorporation and Delaware law are intended to encourage potential acquirers to negotiate with us and allow our board of directors the opportunity to consider alternative proposals in the interest of maximizing stockholder value. However, such provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price. You should read Note 12 to the Consolidated Financial Statements contained elsewhere herein, our certificate of incorporation and Delaware law for more information on the anti-takeover effects of provisions of our shareholder rights plan.

The purchase accounting treatment of the acquisition of Giganet may result in an impairment loss.

      The valuation of our acquisition of Giganet was approximately $689,000 which initially resulted in our recording of approximately $642,000 of goodwill and other intangibles related to the acquisition. We have been amortizing these intangibles over periods of two to seven years. In the first quarter of fiscal 2003, when we adopt Statement 142, we will no longer amortize goodwill and other intangibles that have indeterminate useful lives. In accordance with Statement 142, goodwill and other intangibles that have indeterminate lives will be tested for impairment at least annually. Any impairment loss could materially and adversely affect our results of operations.

Our products are complex and may contain undetected software or hardware errors that could lead to an increase in our costs, reduce our net revenues or damage our reputation.

      Our products are complex and may contain undetected errors when first introduced or as new versions are released. The occurrence of hardware or software errors could adversely affect sales of our products, cause us to incur significant repair costs, divert the attention of our engineering personnel from product development efforts and cause us to lose credibility with current or prospective customers.

Changes in laws, regulations, and financial accounting standards may affect our reported results of operations.

      The recently enacted Sarbanes-Oxley Act of 2002 and related regulations may result in changes in accounting standards or accepted practices within our industry. New pronouncements and varying interpretations of pronouncements have occurred in the past and are likely to occur in the future as a result of recent Congressional and regulatory actions. New laws, regulations, and accounting standards, as well as the questioning of, or changes to, currently accepted accounting practices in the technology industry may adversely affect our reported financial results, which could have an adverse effect on our stock price. Proposals have been made concerning the expensing of stock options which could result in rules or laws that may adversely affect our reported financial results, which could have an adverse effect on our stock price.

Item 2.     Properties.

      The Company’s corporate offices and principal product development facilities are currently located in approximately 114,000 square feet of leased buildings in Costa Mesa, California. The lease expires in September 2003.

      The Company leases facilities in Colorado and Massachusetts primarily for engineering and development and approximately 11 other remote offices, primarily for sales, throughout the world.

      In 2002, the Company entered into an agreement to relocate its headquarters locally in Costa Mesa, California. The Company will finance the build to suit construction phase of the approximately 180,000 square feet facility with its own capital, before beginning a 10-year lease term with an option to buy the land and buildings during the first six months of the lease term. If the Company does not exercise its option to purchase the facility, the landlord will obtain permanent financing and reimburse the Company for the construction costs. Due to the early stage in the development of the project, the Company cannot predict the total construction cost if purchased. However, the Company believes the total purchase cost would be less than $40,000. The Company’s total gross undiscounted financial commitment for the 10-year lease term would be approximately $46,000. At June 30, 2002, the Company had restricted cash of $2,024 held in escrow and associated with the construction of the headquarters.

      The Company’s future facilities requirements will depend upon the Company’s business, but the Company believes additional space, if required, may be obtained on reasonable terms.

Item 3.     Legal Proceedings.

      Beginning on or about February 20, 2001, the Company and certain of its officers and directors were named as defendants in a number of securities class action lawsuits filed in the United States District Court, Central District of California. The plaintiffs in the actions purport to represent purchasers of the Company’s common stock during various periods ranging from January 18, 2001, through February 9, 2001. The complaints allege that the Company and certain of its officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints generally seek compensatory damages, costs and attorney’s fees in an unspecified amount. Pursuant to a Stipulation and Court Order, the actions have been consolidated. On August 24, 2001, an

Amended and Consolidated Complaint was filed. Defendants’ motion to dismiss was denied by way of an order dated March 7, 2002. Defendants’ motion for reconsideration of that order was denied by an order dated May 3, 2002. Plaintiffs have commenced discovery. The court has scheduled a trial setting conference on June 6, 2003, with an expectation that the case will be set for trial in July, 2003. As a result of these class action lawsuits, a number of derivative cases were filed in state courts in California and Delaware, and in federal court in California, alleging that certain officers and directors breached their fiduciary duties to the Company in connection with the events alleged in the class action lawsuits. The derivative cases filed in California state courts have been consolidated in Orange County Superior Court and plaintiffs filed a consolidated and amended complaint on January 31, 2002. On May 10, 2002, the Orange County Superior Court ordered that the consolidated actions be stayed pending resolution of the federal class action described above. The derivative suit in Delaware was dismissed on August 28, 2001. On March 15, 2002, the United States District Court for the Central District of California ordered that the federal derivative action be stayed pending resolution of the class action lawsuit described above. The plaintiffs in that action filed a motion for reconsideration of that order, which was denied by an order dated June 3, 2002. The above-described litigation could result in substantial costs to the Company and a diversion of management’s attention and resources. While the Company believes that the lawsuits are without legal merit and intends to defend them vigorously, because the lawsuits are at an early stage, it is not possible to predict whether the Company will incur any material liability in connection with such lawsuits. The Company received inquiries about events giving rise to the lawsuits from the Securities and Exchange Commission and Nasdaq Stock Market.

      The Company is undergoing examination by the Internal Revenue Service of Emulex Corporation’s 1998 U.S. tax return. It is management’s belief that the outcome of this examination will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

      Additionally, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 2002.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

Principal Market and Prices

      Effective June 24, 2002, the Company’s common stock began trading on the New York Stock Exchange under the symbol ELX. Prior to that date, the Company’s common stock traded on the Nasdaq Stock Market under the symbol EMLX. The following table sets forth for the indicated periods the high and low per share closing sales prices for the Company’s common stock, as reported on the New York Stock Exchange and the Nasdaq Stock Market.

      On December 15, 2000, the Company completed a two-for-one stock split, with respect to stockholders of record on November 30, 2000. All share, per share and related data presented in the condensed consolidated financial statements and footnotes have been retroactively adjusted to reflect this stock split. As the par value of the Company’s common stock remained at $0.10 per share, all periods presented reflect a reclass from additional paid-in capital to common stock.

	High	Low

2002
Fourth Quarter	$34.95	$20.59
Third Quarter	48.17	26.30
Second Quarter	42.44	9.00
First Quarter	40.93	8.40
2001
Fourth Quarter	$48.44	$12.50
Third Quarter	109.61	18.56
Second Quarter	89.96	50.78
First Quarter	64.75	23.78

Number of Common Stockholders

      The approximate number of holders of record of the Company’s common stock as of September 17, 2002, was 649.

Dividends

      The Company has never paid cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain its earnings for the development of its business.

      On December 15, 2000, and August 30, 1999, the Company completed two-for-one stock splits, the earlier of which was effected in the form of a stock dividend of one share of Emulex Common Stock for each share of common stock outstanding. Additionally, on December 15, 1999, the Company completed another two-for-one stock split which changed the par value of the Company’s common stock from $0.20 per share to $0.10 per share.

      On January 19, 1989, the Board of Directors declared a dividend distribution of one preferred stock purchase right for each outstanding share of common stock. The rights were distributed on February 2, 1989, to stockholders of record on the close of business on that date.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of June 30, 2002. The table includes the following plans: The Emulex Corporation Employee Stock Option Plan; The Emulex Corporation 1997 Stock Option Plan for Non-Employee Directors; and The Emulex Corporation Employee Stock Purchase Plan.

	Number of		Number of Securities
	Securities to be		Remaining Available
	Issued Upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
	Outstanding	Outstanding	Compensation Plans
	Options, Warrants	Options, Warrants	(Excluding Securities
Plan Category	and Rights	and Rights	Related in Column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	9,320,354	$28.56	356,883
Employee stock purchase plan approved by security holders	— (2)	— (2)	45,751

Total	9,320,354	$28.56	402,634

(1)	Consists of The Emulex Corporation Employee Stock Option Plan and The Emulex Corporation 1997 Stock Option Plan for Non-Employee Directors.

(2)	The Emulex Employee Stock Purchase Plan enables employees to purchase common stock of the Company at a 15 percent discount to the lower of market value at the beginning or end of the each six month offering period. As such, the number of shares that may be issued during a given six month period and the purchase price of such shares cannot be determined in advance. See Note 12 to the Company’s Consolidated Financial Statements.

Item 6.	Selected Consolidated Financial Data.

      The following table summarizes certain selected consolidated financial data. On March 1, 2001, the Company completed the acquisition of Giganet, Inc., a privately-held developer of Virtual Internet Protocol networking solutions. For more detail, see Note 2 to the Consolidated Financial Statements, Business Combination, contained elsewhere herein. The amounts for net income (loss) per share, and the related numbers of shares, contained in the following consolidated statement of operations data have been retroactively restated to give effect to three stock splits. The first was a two-for-one stock split, effected in the form of a stock dividend of one share of Emulex Common Stock for each share of common stock outstanding, and was completed on August 30, 1999. The second two-for-one stock split changed the par value of the Company’s common stock from $0.20 per share to $0.10 per share, and was completed on December 15, 1999. The third was a two-for-one stock split, and was completed on December 15, 2000.

	Year Ended

	June 30,	July 1,	July 2,	June 27,	June 28,
	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Selected Consolidated Statement of Operations Data
Net revenues:
Fibre Channel	$247,705	$234,020	$119,134	$38,693	$18,944
IP networking	4,242	1,567	—	—	—
Traditional networking and other	2,794	9,720	20,638	29,792	40,541

Total net revenues	254,741	245,307	139,772	68,485	59,485

Cost of sales	122,871	120,812	73,346	40,138	34,913
Cost of sales — inventory charges related to consolidation	—	—	—	1,304	5,314

Total cost of sales	122,871	120,812	73,346	41,442	40,227

Gross profit	131,870	124,495	66,426	27,043	19,258

Operating expenses:
Engineering and development	47,560	27,002	14,727	11,766	11,270
Selling and marketing	19,462	16,734	10,077	6,953	7,589
General and administrative	12,983	12,111	6,923	4,279	4,207
Amortization of goodwill and other intangibles	156,209	52,085	—	—	—
In-process research and development	—	22,280	—	—	—
Consolidation charges, net	—	—	—	(987)	7,231

Total operating expenses	236,214	130,212	31,727	22,011	30,297

Operating income (loss)	(104,344)	(5,717)	34,699	5,032	(11,039)
Nonoperating income	7,817	14,301	9,131	480	113

Income (loss) before income taxes	(96,527)	8,584	43,830	5,512	(10,926)
Income tax provision (benefit)	(293)	32,187	11,016	247	(88)

Net income (loss)	$(96,234)	$(23,603)	$32,814	$5,265	$(10,838)

Net income (loss) per share:
Basic	$(1.18)	$(0.31)	$0.46	$0.10	$(0.22)

Diluted	$(1.18)	$(0.31)	$0.43	$0.09	$(0.22)

Number of shares used in per share computations:
Basic	81,487	76,122	70,823	50,739	48,972

Diluted	81,487	76,122	76,452	56,524	48,972

	Year Ended

	June 30,	July 1,	July 2,	June 27,	June 28,
	2002	2001	2000	1999	1998

	(In thousands)
Selected Consolidated Balance Sheet Data
Total current assets	$597,566	$267,636	$190,146	$134,338	$24,384
Total current liabilities	39,360	41,302	24,544	16,044	14,399

Working capital	558,206	226,334	165,602	118,294	9,985
Total assets	1,207,364	918,014	229,995	169,991	30,157
Convertible subordinated notes	345,000	—	—	—	—
Long-term capitalized lease obligations	—	—	—	—	7
Retained earnings (accumulated deficit)	(76,823)	19,411	43,014	10,200	4,935
Total stockholders’ equity	823,004	876,686	205,451	151,893	13,606

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

      Certain statements contained in this Annual Report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders and in press releases. In addition, the Company’s representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as “anticipates,” “in the opinion,” “believes,” “intends,” “expects,” “may,” “will,” “should,” “could,” “plans,” “forecasts,” “estimates,” “predicts,” “projects,” “potential,” “continue,” and similar expressions may be intended to identify forward-looking statements.

      Actual future results could differ materially from those described in the forward-looking statements as a result of a variety of factors, including those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, as well as those set forth in “Risk Factors” in Part I, Item 1 of this Annual Report elsewhere herein. These factors include the fact that the economy generally, and the technology and storage segments specifically, have recently been in a state of uncertainty making it difficult to determine if past experience is a good guide to the future and making it impossible to determine if markets will grow or shrink in the short term. Recently, the Company’s results have been significantly impacted by a widespread slowdown in technology investment that has also pressured the storage networking market that is the mainstay of the Company’s business. A prolonged downturn in information technology spending could adversely affect the Company’s revenues and results of operations. As a result of this uncertainty, the Company is unable to predict with any accuracy what future results might be. Other factors affecting these forward-looking statements include, but are not limited to, the following: slower than expected growth of the storage networking market or the failure of the Company’s OEM customers to successfully incorporate the Company’s products into their systems; the Company’s dependence on a limited number of customers and the effects of the loss of, or decrease or delays in orders by, any such customers, or the failure of such customers to make payment; the timing and market acceptance of the Company’s or the Company’s OEM customers’ new or enhanced products; the Company’s lack of backlog and the booking patterns of the Company’s customers; the effects of terrorist activities and resulting political or economic instability; the highly competitive nature of the markets for the Company’s products as well as pricing pressures that may result from such competitive conditions; the Company’s ability and the ability of the Company’s OEM customers to keep pace with the rapid technological changes in the Company’s industry and gain market acceptance for new products and technologies; the effect of rapid migration of customers towards newer product platforms; possible transitions from board level to application specific computer chip solutions for selected applications; delays in product development; the Company’s reliance on third-party suppliers and subcontractors for components and assembly; any inadequacy of the Company’s intellectual property protection or the potential for third-party claims of infringement; the Company’s ability to attract and retain key technical personnel; the Company’s dependence on foreign sales; and the effect of acquisitions or changes in accounting standards.

      Readers should carefully review these cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends and are in addition to other factors discussed elsewhere in this Annual Report, in the Company’s filings with the Securities and Exchange Commission or in materials incorporated therein by reference. The Company cautions the reader, however, that these lists of risk factors may not be exhaustive. The Company expressly disclaims any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances.

Business Combination

      In March 2001, the Company acquired Giganet, a leading developer of storage networking products based on Internet Protocol technologies. The acquisition has been included in the consolidated balance sheets and the operating results of Giganet have been included in the consolidated statements of operations since the acquisition date, March 1, 2001. Effective July 2, 2001, Giganet was merged with and into Emulex Corporation, a California corporation that is the primary operating subsidiary of the Company.

Results of Operations for Emulex Corporation and Subsidiaries

      The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and the Company’s Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K. All references to years refer to the Company’s fiscal years ended June 30, 2002, July 1, 2001, and July 2, 2000, as applicable, unless the calendar year is specified.

	Percentage of Net Revenues

	2002	2001	2000

Net revenues:
Fibre Channel	97.2%	95.4%	85.2%
IP networking	1.7	0.6	—
Traditional networking and other	1.1	4.0	14.8

Total net revenues	100.0	100.0	100.0

Cost of sales	48.2	49.2	52.5

Gross profit	51.8	50.8	47.5

Operating expenses:
Engineering and development	18.7	11.0	10.5
Selling and marketing	7.7	6.8	7.2
General and administrative	5.1	5.0	5.0
Amortization of goodwill and other intangibles	61.3	21.2	—
In-process research and development	—	9.1	—

Total operating expenses	92.8	53.1	22.7

Operating income (loss)	(41.0)	(2.3)	24.8
Nonoperating income	3.1	5.8	6.6

Income (loss) before income taxes	(37.9)	3.5	31.4
Income tax provision (benefit)	(0.1)	13.1	7.9

Net income (loss)	(37.8)%	(9.6)%	23.5%

Fiscal 2002 Versus Fiscal 2001

      Net Revenues. Net revenues for 2002 were $254,741, an increase of $9,434, or four percent, from $245,307 in 2001. Net revenues for 2002 consisted of $192,123 from sales to OEMs, $62,217 from sales through distribution channels and $401 from sales directly to end-users. This represents a decrease in OEM sales of $13,406, or seven percent, an increase in distribution sales of $23,107, or 59 percent, and a decrease in end-user sales of $267, or 40 percent, compared to 2001. A major factor in this shift from OEM to distribution net revenues is that one of the Company’s larger OEM customers has sourced more product through distribution rather than purchasing it directly. Additionally, the widespread slowdown in technology investment has affected the Company’s OEM and distribution customers at different times and in varying degrees of severity. The Company continues to believe net revenues in this market are being generated primarily from OEMs taking product directly and through other distribution channels.

      From a product line perspective, net revenues generated from the Company’s Fibre Channel products were $247,705, or 97 percent of total net revenues, in 2002. This represents an increase of $13,685, or six percent, from 2001. During the second half of 2001, the Company first experienced a downturn in Fibre Channel host bus adapter demand. The Company believes industry-wide decreases in end-user demand for technology solutions caused this downturn in demand and has caused the slowing in net revenue growth generated from Fibre Channel products. Although the Company’s Fibre Channel revenues in 2002 have increased compared to 2001, there is still a significant amount of uncertainty as to what stage of a recovery, if any, the market, and consequently, the Company, is experiencing. Net revenues from the Company’s IP Storage Networking products, which were added to the Company’s product offerings in the third quarter of 2001 with the acquisition of Giganet, were $4,242, or two percent of total net revenues in 2002. This represents an increase of $2,675, or 171 percent, due primarily to the inclusion of only approximately four months of net revenues for the Company’s IP Storage Networking products in 2001 compared to a full year in 2002. Net revenues from the Company’s traditional networking products were $2,794, or one percent of total net revenues, in 2002. This represents a decrease of $6,926, or 71 percent, from 2001. This decrease in net revenues from the Company’s traditional networking products was principally due to the ongoing maturation of these products and a decrease in the Company’s focus on these products. The Company’s traditional networking products entered end-of-life status in 2000 and the Company expects that these will contribute negligible, if any, revenues in future periods.

      In 2002, direct sales to Hewlett-Packard, including Compaq; and IBM accounted for 25 percent and 20 percent of the Company’s total net revenues, respectively. Direct sales to no other customer accounted for more than 10 percent of total net revenues in 2002. Additionally, some of the Company’s larger OEM customers purchased products indirectly through distributors, resellers or other third parties. Total net revenues, including direct sales to the Company’s customers and their customer-specific models purchased indirectly through other distribution channels, amounted to 27 percent of the Company’s total net revenues for IBM; 25 percent for Hewlett-Packard, including Compaq; and 22 percent for EMC in 2002. In 2001, direct sales to Hewlett-Packard and Compaq (if aggregated); IBM; and EMC accounted for 25 percent, 21 percent, and 12 percent of the Company’s total net revenues, respectively. Direct sales to no other customer accounted for more than 10 percent of total net revenues during 2001. Total net revenues, including direct sales to the Company’s customers and their customer-specific models purchased indirectly through other distribution channels, amounted to 30 percent of the Company’s total net revenues for IBM; 25 percent for Hewlett-Packard and Compaq (if aggregated); and 22 percent for EMC in 2001. Direct sales to the Company’s top five customers accounted for 65 percent of total net revenues in 2002, compared to 72 percent in 2001.

      Domestic net revenues were $152,638, or 60 percent of total net revenues, and $154,505, or 63 percent of total net revenues, in 2002 and 2001, respectively. The Company believes the decrease in domestic net revenues of $1,867, or one percent, is principally due to industry-wide decreases in end-user demand for technology solutions. International net revenues were $102,103, or 40 percent of total net revenues and $90,802, or 37 percent of total net revenues, in 2002 and 2001, respectively. The Company believes this increase in international net revenues of $11,301, or 12 percent, is a function of the overall size of the market for Fibre Channel products, increased market acceptance of the Company’s Fibre Channel products, and an increase in demand from one international OEM customer.

      Gross Profit. Cost of sales included the cost of production of finished products as well as support costs and other expenses related to inventory management, manufacturing quality and order fulfillment. In 2002 gross profit increased $7,375, or six percent, to $131,870 from $124,495 in 2001. Gross margin increased to 52 percent in 2002 compared to 51 percent in 2001, but included a net excess and obsolete inventory charge of $10,059 during 2002 associated with older-generation one gigabit products. Starting in late September 2001, some of the Company’s major customers made announcements that general economic conditions, exacerbated by the increase in economic uncertainty in the aftermath of the terrorist events of September 11, 2001, were having a negative impact on their financial results. The announcements made, and forecasts received, indicated deteriorating demand for the Company’s one gigabit products as these customers are expected to migrate to two gigabit products for future purchases. As a result, the Company recorded an estimated excess and obsolete inventory charge totaling $13,635 during the first quarter of 2002. Subsequently, as a result of generally improved demand exceeding prior estimates and the sale of products for which a reserve had been recorded, the Company recorded a reduction of $3,576 of this excess and obsolete inventory charge. Excluding the net excess and obsolete inventory charge of $10,059 from 2002, gross profit would have been $141,929, and gross margin would have been 56 percent. The increase in gross profit, excluding the net inventory charge, to $141,929 in 2002 from $124,495 in 2001 was primarily due to cost reductions for Fibre Channel products, higher Fibre Channel net revenues, and changes in product mix, which more than offset the inclusion of costs associated with the former Giganet operations, acquired in March 2001. With an acquisition date of March 1, 2001, the former Giganet operations were included in expenses for approximately four months in 2001 compared to a full year in 2002. The improvement in gross margin in 2002, excluding the net inventory charge, to 56 percent compared to 51 percent in 2001, is primarily due to changes in product mix and the improved cost structures for the Company’s newer generation products. Additionally, cost of sales included $48 and $24 of amortized deferred compensation expense related to the acquisition of Giganet in 2002 and 2001, respectively.

      Engineering and development. Engineering and development expenses consisted primarily of salaries and related expenses for personnel engaged in the design, development and technical support of the Company’s products. These expenses included third-party fees paid to consultants, prototype development expenses and computer services costs related to supporting computer tools used in the design process. Engineering and development expenses were $47,560 and $27,002 for 2002 and 2001, representing 19 and 11 percent of net revenues, respectively. Engineering and development expenses increased by $20,558, or 76 percent, in 2002 compared to 2001. This increase was due to both the Company’s increased investment in its Fibre Channel and Internet Protocol product development, as well as the absorption of engineering and development expenses associated with the former Giganet operations for all of 2002 versus approximately four months of 2001. Engineering and development expenses included $2,091 and $843 of amortized deferred compensation expenses related to the acquisition of Giganet for 2002 and 2001, respectively. Due to the technical nature of the Company’s products, engineering support is a critical part of the Company’s strategy during both the development of its products and the support of its customers from product design through deployment into the market. Management intends to continue to make significant investments in the technical support and enhancement of the Company’s current products, as well as the continued development of new products.

      Selling and marketing. Selling and marketing expenses consisted primarily of salaries, commissions and related expenses for personnel engaged in the marketing and sales of the Company’s products, as well as trade shows, product literature, promotional support costs and other advertising related costs. Selling and marketing expenses were $19,462 and $16,734 for 2002 and 2001, representing eight and seven percent of net revenues, respectively. Selling and marketing expenses in 2002 increased by $2,728, or 16 percent, from 2001. This increase was due to increased salaries and commissions associated with additional employees and higher revenues, increased promotion and advertising costs, and the absorption of the former Giganet operations’ selling and marketing expenses for all of 2002 versus approximately four months of 2001. Selling and marketing expenses included $1,115 and $461 of amortized deferred compensation expenses related to the acquisition of Giganet for 2002 and 2001, respectively. Additionally, the Company recognized $252 and $339 of amortized deferred compensation expense in 2002 and 2001, respectively, associated with a change in the United Kingdom’s tax laws.

      General and administrative. General and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees and other associated corporate expenses. General and administrative expenses were $12,983 and $12,111 for 2002 and 2001, respectively, representing five percent of net revenues in each year. General and administrative expenses remained relatively flat for 2002, compared to 2001, due to the Company’s emphasis on operating expense controls, which offset the absorption of its former Giganet operations’ general and administrative expenses for a full year in 2002 versus approximately four months in 2001. General and administrative expenses included $236 and $89 of amortized deferred compensation expenses related to the acquisition of Giganet for 2002 and 2001, respectively.

      Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles included the amortization of goodwill and other purchased intangible assets that related to the purchase of Giganet, completed during 2001. The amortization of goodwill and other intangibles was $156,209 and $52,085 in 2002 and 2001, representing 61 and 21 percent of net revenues, respectively. In 2002 the amortization consisted of $149,729 and $671 for goodwill and assembled workforce, respectively; as well as $5,800 for core technology and patents, and $9 for completed technology. In 2001, the amortization consisted of $49,925 and $223 for goodwill and assembled workforce, respectively; as well as $1,933 for core technology and patents and $4 for completed technology. Effective with the Company’s adoption of Financial Accounting Standards Board (“FASB”) Statement 142 at the beginning of the Company’s fiscal year 2003, the Company will no longer incur amortization expense associated with goodwill and assembled workforce. The Company has completed its impairment analysis under Statement 142 and does not believe any transitional impairment loss will result upon the adoption of Statement 142 as of July 1, 2002. See “New Accounting Standards” below.

      In-process research and development. In-process research and development expense related to the purchase of Giganet, completed during 2001. No in-process research and development expenses were incurred in 2002. The in-process research and development expense was $22,280 in 2001, representing nine percent of net revenues.

      Nonoperating income. Nonoperating income consisted primarily of interest income partially offset by interest expense. The Company’s nonoperating income decreased $6,484 to $7,817 in 2002, compared to $14,301 in 2001. The decrease is due primarily to lower interest rates causing lower interest income on the Company’s investments as well as a loss of $248 on the sale of strategic investment during 2002. The decrease in nonoperating income is also due to a gain of $1,884 from the sale of a strategic investment during 2001 and $690 of interest earned on a pre-acquisition note from Giganet during 2001. In 2002, interest expense of $3,396 associated with the Company’s issuance of convertible subordinated notes in 2002 was included.

      Income Taxes. In 2002, the Company recorded a tax benefit in the amount of $293. The Company recorded the tax benefit at a rate other than the statutory federal tax rate principally due to the non-deductibility of goodwill amortization, and offset by the benefits related primarily to the release of the valuation allowance associated with deferred tax assets. The release of the valuation allowance in 2002 resulted in an income tax benefit of $17,870. The Company’s valuation allowance was released as it was determined that it was more likely than not that the deferred tax asset (related primarily to the net operating loss carryforwards and research credit carryforwards) would be realized due to the Company projecting future taxable income. In 2001, the Company recorded a tax provision in the amount of $32,187. The Company recorded a tax provision rather than a tax benefit in 2001, and at a rate other than the statutory federal tax rate, primarily due to the non-deductibility of both the goodwill amortization and the in-process research and development charge. As a result of releasing the valuation allowance in 2002, the Company expects to have a tax provision of approximately 36 percent in future periods.

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

      From a product line perspective, net revenues generated from the Company’s Fibre Channel products were $234,020, or 95 percent of total net revenues, in 2001. This represents an increase of $114,886, or 96 percent, from 2000. This increase in net revenues from the Company’s Fibre Channel products was primarily the result of the increased size of the market for Fibre Channel products and the increased market acceptance of the Company’s Fibre Channel products. The Company’s net revenues in this emerging market were generated from OEMs taking product directly and through distribution channels. During the second half of 2001, the Company experienced a downturn in Fibre Channel host bus adapter demand. The Company believes industry-wide decreases in end-user demand for technology solutions caused this downturn in demand. Net revenues from the Company’s traditional networking products were $9,720, or four percent of net revenues in 2001. This represents a decrease of $10,918, or 53 percent, compared to 2000. This decrease in net revenues from the Company’s traditional networking products was principally due to the ongoing maturation of these products and a decrease in the Company’s focus on these products. Net revenues from the Company’s IP Storage Networking products, which were added to the Company’s product offerings in 2001 with the purchase of Giganet, were $1,567, or one percent of total net revenues, for 2001.

      In 2001, direct sales to Compaq, IBM, and EMC accounted for 25 percent, 21 percent, and 12 percent of the Company’s total net revenues, respectively. No other customer accounted for more than 10 percent of total net revenues. Additionally, some of the Company’s larger OEM customers purchased products indirectly through distributors, resellers or other third parties. Total net revenues, including direct sales to the Company’s customers and their customer-specific models purchased indirectly through other distribution channels, amounted to 30 percent of the Company’s total net revenues for IBM, 25 percent for Compaq and 22 percent for EMC in 2001. In 2000, direct sales to Compaq, IBM, EMC, and Avnet accounted for 23 percent, 15 percent, 14 percent, and 10 percent of the Company’s total net revenues, respectively. No other customer accounted for more than 10 percent of total net revenues during this period. Total net revenues, including direct sales to the Company’s customers and their customer-specific models purchased indirectly through other distribution channels, amounted to 27 percent of the Company’s total net revenues for Compaq, 22 percent for EMC, and 19 percent for IBM in 2000. Direct sales to the Company’s top five customers accounted for 72 percent of total net revenues in 2001, compared to 70 percent in 2000.

      Domestic net revenues were $154,505, or 63 percent of total net revenues, and $97,428, or 70 percent of total net revenues, for 2001 and 2000, respectively. This increase in domestic net revenues of $57,077, or 59 percent, was principally due to the increasing level of Fibre Channel product shipments during 2001. The increase in Fibre Channel shipments was primarily the result of the increased market acceptance of the Company’s Fibre Channel products. International net revenues were $90,802, or 37 percent of total net revenues, and $42,344, or 30 percent of total net revenues, for 2001 and 2000, respectively. This increase in international net revenues of $48,458, or 114%, was also principally due to the increasing level of Fibre Channel product shipments during 2001. Although both domestic and international net revenues increased, international net revenues became a larger percent of total net revenues due to the increased market acceptance of Fibre Channel products beyond the domestic market in 2001.

      Gross Profit. In 2001, gross profit increased $58,069, or 87 percent, to $124,495 from $66,426 in 2000. Gross margin increased to 51 percent for 2001 compared to 48 percent for 2000 primarily due to efficiencies of scale and changes in product mix. In addition, the Company absorbed approximately four months of the former Giganet operations’ cost of products sold, which included $24 of amortized deferred compensation expense related to the purchase of Giganet.

      Engineering and development. Engineering and development expenses were $27,002 and $14,727 for 2001 and 2000, respectively, representing 11 percent of net revenues in each year. Engineering and development expenses increased by $12,275, or 83 percent, in 2001 compared to 2000 primarily due to the Company’s increased investment in its Fibre Channel product development. In addition, the Company absorbed approximately four months of the former Giganet operations’ engineering and development expenses, which included $843 of amortized deferred compensation expenses related to the purchase of Giganet. The Company continued to increase its investment in storage networking product development in 2001. However, the Company’s revenue also expanded. Consequently, engineering and development expenses remained relatively constant as a percentage of net revenues.

      Selling and marketing. Selling and marketing expenses were $16,734 and $10,077 for 2001 and 2000, respectively, representing seven percent of net revenues in each year. Selling and marketing expenses in 2001 increased by $6,657, or 66 percent, from 2000. This increase was primarily due to increased salaries and commissions associated with additional employees and higher revenues, and increased promotion and advertising costs. In addition, the Company absorbed approximately four months of the former Giganet operations’ selling and marketing expenses, which included $461 of amortized deferred compensation expenses related to the purchase of Giganet. Additionally, the Company recognized $339 of amortized deferred compensation expense related to a change to some of its international employees’ stock option agreements resulting from a change in the United Kingdom’s tax laws.

      General and administrative. General and administrative expenses were $12,111 and $6,923 for 2001 and 2000, respectively, representing five percent of net revenues in each year. General and administrative expenses in 2001 increased by $5,188, or 75 percent, from 2000 primarily due to higher compensation associated with additional employees and higher revenues. In addition, the Company absorbed approximately four months of the former Giganet operations’ general and administrative expenses, which included $89 of amortized deferred compensation expenses related to the purchase of Giganet.

      Amortization of goodwill and other intangibles. The amortization of goodwill and other intangibles associated with the acquisition of Giganet was $52,085 for 2001, representing 21 percent of net revenues. No amortization of goodwill and other intangibles was incurred in 2000.

      In-process research and development. The in-process research and development expense was $22,280 for 2001, representing 9 percent of net revenues. No in-process research and development expense was incurred in 2000.

      Nonoperating Income. The Company’s nonoperating income increased $5,170 to $14,301 in 2001 compared to $9,131 in 2000. This increase in nonoperating income was primarily due to an increase in interest income associated with the investments of the funds the Company received from the secondary offering of common stock completed during the fourth quarter of fiscal 1999, as well as cash generated from operations. Additionally, in 2001, nonoperating income included $690 related to a pre-acquisition note receivable from Giganet and a one-time gain of $1,884 from the sale of a strategic investment.

      Income Taxes. For 2001, the Company recorded a tax provision in the amount of $32,187, or 375 percent. The Company recorded a tax provision rather than a tax benefit, and at a rate other than the statutory federal tax rate, due to the non-deductibility of the goodwill amortization and the in-process research and development charge. For 2000, the Company recorded a 25 percent tax provision in the amount of $11,016. The Company’s effective tax rate of 25 percent for 2000 was due to a reduction of the valuation allowance held against certain net operating loss carryforwards.

      While the Company recorded pre-tax net income in 2001, a tax net operating loss was generated primarily due to stock option deductions of $129,424. Due to the possibility of ongoing tax losses in the future, the Company continued to maintain a valuation allowance against a significant portion of its deferred tax assets.

New Accounting Standards

      In July 2001, the FASB issued Statement 141, “Business Combinations,” and Statement 142, “Goodwill and Other Intangible Assets.” Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

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

      The Company will adopt Statement 142 in the first quarter of fiscal 2003 and will no longer amortize goodwill and other intangibles with indeterminate useful lives. The adoption of Statement 142 will have a significant effect on the Company’s results of operations. The Company has completed its impairment analysis under Statement 142 and does not believe any transitional impairment loss will result upon the adoption of Statement 142 as of July 1, 2002. In accordance with Statement 142, goodwill and other intangibles that have indeterminate lives will be tested for impairment at least annually. Any impairment loss could materially and adversely affect the Company’s results of operations.

      In June 2001, the FASB issued Statement 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-

lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

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

      Statement 144 applies to all entities, that is, both business enterprises and not-for-profit organizations. With the exception of the items identified in the Statement, it applies to all recorded long-lived assets that are held for use, or that will be disposed of. Long-lived assets include capital lease assets of lessees, assets of lessors subject to operating leases, proved oil and gas properties that are accounted for using the successful-efforts method of accounting, long-term prepaid assets, and intangible assets that are amortized. The Company is required and plans to adopt Statement 144 in the first quarter of fiscal 2003. Management does not believe the adoption of this Statement will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

      In April 2002, the FASB issued Statement 145, “Rescission of the FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections”. Statement 145 eliminates the requirements to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. Statement 145 is effective for fiscal years beginning after May 15, 2002, which for the Company will be July 1, 2002, with earlier adoption encouraged. Management does not believe that the adoption of this standard will have a material impact on the Company’s financial position, results of operations or liquidity.

      In July 2002, the FASB issued Statement 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Statement 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by Statement 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing or other exit or disposal activities. Statement 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, which for the Company will be June 30, 2003, with earlier adoption encouraged. Management does not believe that the adoption of this standard will have a material impact on the Company’s financial position, results of operations or liquidity.

Critical Accounting Policies

      The preparation of the financial statements requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets, and liabilities. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances and which form the basis for making judgments about the carrying values of assets and liabilities. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.

      The Company has identified the following as critical accounting policies: revenue recognition; allowance for doubtful accounts; goodwill, other intangibles, and long-lived assets; inventories; income taxes; and stock-based compensation.

      Revenue Recognition. The Company’s revenue recognition policies are in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101. The Company recognizes revenue at the time of shipment when title and risk of loss have passed, evidence of an arrangement has been obtained, and collectibility has been reasonably assured. The Company makes certain sales through two-tier distribution channels and has various agreements with certain of its distributors and Master Value Added Resellers (collectively the “Distributors”). These agreements may be terminated upon written notice by either party. Additionally, these Distributors are generally given privileges to return a portion of inventory and to participate in price protection and cooperative marketing programs. Therefore, the Company recognizes revenues to its Distributors based on data received from the Distributors and management’s estimates to approximate the point that products have been resold by the Distributors. Additionally, the Company maintains appropriate accruals and allowances for these programs.

      For products with software upgrade rights, the Company applies the American Institute of Certified Public Accountants Statement of Position, or SOP, 97-2, as amended by SOP 98-9. Under SOP 97-2, as amended by SOP 98-9, revenue is recognized from software licenses, provided the software has been delivered to the customer, persuasive evidence of an arrangement exists, the price charged to the customer is fixed or determinable at fair value and there are no significant Company obligations related to the sale, and the resulting receivable is deemed collectible, net of an allowance for doubtful accounts.

      Furthermore, the Company provides a warranty of between one and five years on all products and provides a reserve for warranty costs at the time of shipment based upon actual historic experience.

      Allowance for Doubtful Accounts. The Company maintains an allowance for doubtful accounts based upon historical write-offs as a percentage of net revenues. Historically, the Company has not experienced significant losses on accounts receivable.

      Goodwill, Other Intangibles, and Long-Lived Assets. Goodwill and other intangibles resulting from the acquisition of Giganet, Inc. (“Giganet”) are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets, ranging from two to seven years. The Company will adopt Statement 142 in the first quarter of fiscal 2003 and will no longer amortize goodwill and other intangibles that have indeterminate useful lives. The adoption of Statement 142 will have a significant effect on the Company’s results of operations. The Company has completed its impairment analysis under Statement 142 and does not believe any transitional impairment loss will result upon the adoption of Statement 142 as of July 1, 2002. In accordance with Statement 142, goodwill and other intangibles that have indeterminate lives will be tested for impairment at least annually. Any impairment loss could materially and adversely affect the Company’s results of operations.

      The Company applies FASB Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Under Statement 121, the recoverability of long-lived assets is assessed by determining whether the carrying value of an asset can be recovered through projected undiscounted future operating cash flows over its remaining life. The amount of impairment, if any, is measured based on fair value, which is determined using projected discounted future operating cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

      Inventories. Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. The Company uses a standard cost system for purposes of determining cost. The standards are adjusted periodically to ensure they approximate actual cost. The Company regularly compares forecasted demand and the composition of the forecast for its products against inventory on hand and open purchase commitments to ensure the carrying value of inventory is at net realizable value. Accordingly, the Company may have to adjust excess and obsolete inventory reserves as forecasted demand changes.

      Income Taxes. The Company accounts for income taxes using the asset and liability method, which recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company regularly reviews historical and anticipated future pre-tax results of operations to determine whether the Company will be able to realize the benefit of net deferred tax assets.

      Stock-Based Compensation. The Company accounts for its stock-based awards to employees using the intrinsic value method. Stock-based awards to non-employees are recorded using the fair value method. See Note 12 of the Consolidated Financial Statements for more information.

Liquidity and Capital Resources

      At June 30, 2002, the Company had $558,206 in working capital, and $631,792 in cash and cash equivalents, restricted cash, current investments and long-term investments. At July 1, 2001, the Company had $226,334 in working capital, and $223,480 in cash and cash equivalents, current investments and long-term investments. The Company’s cash and cash equivalents increased by $246,090 from $36,471 as of July 1, 2001, to $282,561 as of June 30, 2002. This increase in cash and cash equivalents was due to the Company’s financing and operating activities, which provided $329,072 and $89,250 of cash and cash equivalents, respectively. The cash provided by financing and operating activities was partially offset by investing activities, which used $172,232 of cash and cash equivalents.

      Financing activities provided $329,072 of cash and cash equivalents in 2002. This increase was primarily due to the net proceeds from the issuance of convertible subordinated notes of $334,154 as well as the proceeds from the issuance of common stock under stock option plans and the employee stock purchase plan. Such increases in cash and cash equivalents were partially offset by the Company’s use of cash for the repurchase of common stock. In 2001, financing activities, which were primarily limited to the net proceeds from the exercise of stock options and proceeds from a note receivable issued in exchange for restricted cash, provided $10,844 of cash and cash equivalents. The Company’s Board of Directors has authorized the repurchase of up to 4,000,000 common shares over the two years beginning in September 2001. The repurchase plan authorizes the Company to make repurchases in the open market or through privately negotiated transactions with the timing and terms of any purchase to be determined by management based on market conditions. During the first quarter of 2002, the Company repurchased 1,000,000 common shares and did not subsequently repurchase any more shares during 2002.

      On January 23, 2002, the Company announced a private placement of $300,000 aggregate principal amount of 1.75 percent convertible subordinate notes due February 1, 2007. Interest is payable in cash on February 1 and August 1 of each year, beginning August 1, 2002. In addition, the Company granted the initial purchasers of the notes a 30-day option, which they exercised, to purchase an additional $45,000 principal amount of the notes. These notes may be converted by the holder at any time into shares of the Company’s common stock at the conversion price of $53.84 per share, subject to the potential adjustments described in the terms of the notes issued. If all outstanding notes were converted, this would result in the issuance of approximately 6,408,000 shares of the Company’s common stock. The Company may redeem the notes on or after February 5, 2005, in whole or in part. The Company incurred associated issuance costs of approximately $11,000. The $345,000 transaction closed on January 29, 2002. The Company expects to use the net proceeds for general corporate purposes, including working capital and potential acquisitions. The Company currently has no understanding or agreements with respect to any acquisitions, and no assurance can be given that such transactions will be completed. Pending this use of the net proceeds, the Company plans to invest the net proceeds in interest-bearing, investment grade securities and money-market instruments.

      Subsequent to the year ended June 30, 2002, the Company’s Board of Directors expanded the Company’s stock repurchase program to include the repurchase of the Company’s convertible subordinated notes as well as shares of the Company’s common stock. The combined program authorized the repurchase of up to

4,000,000 shares of common stock and up to an additional $125,000 to be spent on the repurchase of convertible subordinated notes. In August 2002, the Company bought back approximately $136,000 of its convertible subordinated notes at a discount to face value, spending approximately $104,000. The repurchased notes were cancelled, leaving convertible subordinated notes outstanding with a face value of approximately $209,000 which, if converted, would result in the issuance of approximately 3,873,000 shares. The resulting net pre-tax gain of approximately $29,000 from the repurchase of the convertible subordinated notes will be reported during the first quarter of fiscal 2003.

      Operating activities provided $89,250 of cash and cash equivalents in 2002, primarily from net income before non-cash charges. Such non-cash charges consisted primarily of the amortization of goodwill and other intangibles, deferred income taxes, depreciation and amortization of property and equipment, the tax benefit from the exercise of stock options, and stock-based compensation; a decrease in inventories; a decrease in accounts receivable; an increase in income taxes payable; and an increase in accrued liabilities. These increases to net cash provided by operating activities were partially offset by a decrease in accounts payable and an increase in prepaid expenses and other assets. The decrease in inventories of $23,783 in 2002 included the effect of a net excess and obsolete inventory charge of $10,059 associated with older-generation one gigabit products. In 2001, operating activities provided $56,941 of cash and cash equivalents. This increase in cash and cash equivalents provided by operating activities in 2001 was primarily due to the Company’s net income before non-cash charges such as the amortization of goodwill and other intangibles, in-process research and development expense, and the tax benefit from the exercise of stock options, as well as changes in other working capital balances.

      Investing activities, including purchases of investments of $732,088, maturities of investments of $571,490, and additions to property and equipment of $9,738 used $172,232 of cash and cash equivalents in 2002. In 2001, investing activities, which included purchases of investments of $524,091; maturities of investments of $491,009; additions to property and equipment of $11,657; payments for the purchase of Giganet, Inc., net of cash acquired of $15,530; and proceeds from the sale of a strategic investment of $5,484; used $54,785 of cash and cash equivalents.

      The Company was previously required to enter into an end-of-life purchase agreement for a key inventory component as the sole-source manufacturer of this component announced their discontinued manufacturing of the component. As of June 30, 2002, the Company’s remaining purchase obligation was $15,011.

      In 2002, the Company entered into an agreement to relocate its headquarters locally in Costa Mesa, California. The Company will finance the build to suit construction phase of the approximately 180,000 square feet facility with its own capital, before beginning a 10-year lease term with an option to buy the land and buildings during the first six months of the lease term. If the Company does not exercise its option to purchase the facility, the landlord will obtain permanent financing and reimburse the Company for the construction costs. Due to the early stage in the development of the project, the Company cannot predict the total construction cost if purchased. However, the Company believes the purchase cost would be less than $40,000. The Company’s total gross undiscounted financial commitment for the 10-year lease term would be approximately $46,000. At June 30, 2002, the Company had restricted cash of $2,024 associated with the construction of the headquarters.

      As part of the Company’s commitment to storage networking product development, including Fibre Channel and IP Networking, the Company expects to continue its investments in property and equipment, most notably for additional engineering equipment, continued enhancement of the Company’s global IT infrastructure, and the local relocation of its Costa Mesa, California facility. The Company believes that its existing cash and cash equivalents balances, facilities and equipment leases, investments, and anticipated cash flows from operating activities will be sufficient to support its working capital needs and capital expenditure requirements for at least the next 12 months.

      As described above and in Note 11 of the Consolidated Financial Statements, the following summarizes the Company’s contractual obligations at June 30, 2002, and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods:

	Payments Due by Period

		Less than 1	1-3	4-5	After 5
Contractual Obligations	Total	Year	Years	Years	Years

Long-term debt	$375,188	$6,038	$12,075	$357,075	$—
Operating leases	7,674	3,077	3,636	940	21
Non-cancelable purchase obligations	15,011	15,011	—	—	—
New corporate headquarters — lease option	46,259	4,799	8,972	9,104	23,384

Total	$444,132	$28,925	$24,683	$367,119	$23,405

Item 7a.     Qualitative and Quantitative Disclosures About Market Risk.

Interest Rate Sensitivity

      At June 30, 2002, the Company’s investment portfolio consisted primarily of fixed income securities, excluding those classified as cash, cash equivalents and restricted cash, of $347,207 (see Note 3 of the Consolidated Financial Statements). The Company has the positive intent and ability to hold these securities to maturity. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10 percent from the levels existing as of June 30, 2002, the decline in the fair value of the portfolio would not be material to the Company’s financial position, results of operations and cash flows. However, if interest rates decreased and securities within the Company’s portfolio matured and were re-invested in securities with lower interest rates, interest income would decrease in the future.

Foreign Currency

      The Company has executed and will continue to execute transactions in foreign currencies. As a result, the Company may be exposed to financial market risk resulting from fluctuations in foreign currency rates, particularly the British Pound and the Euro. Given the relatively small number of foreign currency transactions, the Company does not believe that its potential exposure to fluctuations in foreign currency rates is significant.

Item 8.     Financial Statements and Supplementary Data.

      The information required by this Item is included herein as part of Item 14(a) of Part IV of this annual report.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant.

      There is incorporated herein by reference the information required by this Item in the Company’s definitive proxy statement for the 2002 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended June 30, 2002.

Executive Officers of the Registrant

      The executive and certain other officers of the Company or its principal operating subsidiary are as follows:

Name	Position	Age

Paul F. Folino	Chairman of the Board and Chief Executive Officer	57
Kirk D. Roller	President and Chief Operating Officer	40
Ronald P. Quagliara(1)	Chief Technology Officer	53
William F. Gill(1)	Executive Vice President, Worldwide Sales	45
Sadie A. Herrera(1)	Executive Vice President, Human Resources	53
Karen Mulvany(1)	Executive Vice President, Business Planning and Development	45
Michael J. Rockenbach	Executive Vice President, Chief Financial Officer, Secretary and Treasurer	41
Michael E. Smith(1)	Executive Vice President, Worldwide Marketing	40

(1)	These persons serve in the indicated capacities as officers of the Registrant’s principal operating subsidiary; they are not officers of the Registrant.

      Mr. Folino joined the Company in May 1993 as president and chief executive officer and as a director, and in July 2002 was promoted to chairman of the board and chief executive officer. From January 1991 to May 1993, Mr. Folino was president and chief operating officer of Thomas-Conrad Corporation, a manufacturer of local area networking products.

      Mr. Roller joined the Company in April 1998 as vice president, worldwide sales. Mr. Roller was promoted to chief operating officer in December 2000, and to president and chief operating officer in July 2002. Prior to joining the Company, Mr. Roller spent three years with Compaq Computer Corporation’s Networking Product Division, most recently as director and general manager of their NIC Business Unit. Prior to that, Mr. Roller spent two years as director of sales and marketing for InterConnections, Inc., a subsidiary of the Company.

      Mr. Quagliara joined the Company in March 1995 as vice president, research and development. Mr. Quagliara was promoted to president, IP storage networking group in December 2000, and to chief technical officer in July 2002. Prior to joining the Company, Mr. Quagliara spent five years with Ascom Timeplex, Inc., a manufacturer of router bridges and other networking equipment. Most recently he was vice president and general manager of Ascom’s LAN Interworking Business Unit.

      Mr. Gill joined the Company in January 2000 as vice president, OEM sales and in December 2000, was promoted to executive vice president worldwide sales. The year before joining the Company, Mr. Gill was director, business development for Pinnacle Multimedia, a developer of training management software. From 1994 to 1999, he held various senior sales positions with 3Com and U.S. Robotics.

      Ms. Herrera joined the Company in 1988 as benefits administrator, and was promoted to vice president, human resources in May 1995 and executive vice president, human resources in December 2000. Ms. Herrera had over 15 years of human resource management experience with the Remex Division of Ex-Cell-O/ Textron Corporation and other companies prior to joining the Company.

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

      Mr. Rockenbach joined the Company in 1991 and has served as the Company’s executive vice president and chief financial officer since December 2000. Prior to that, he was vice president and chief financial officer. From 1991 to 1996, Mr. Rockenbach served in senior finance and accounting positions with the Company. From 1987 until joining the Company, Mr. Rockenbach served in various manufacturing finance and financial planning positions at Western Digital Corporation. Most recently he was manager of financial planning for the microcomputer products division.

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

Item 11.     Executive Compensation.

      There is incorporated herein by reference the information required by this Item in the Company’s definitive proxy statement for the 2002 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended June 30, 2002.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

      There is incorporated herein by reference the information required by this Item in the Company’s definitive proxy statement for the 2002 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended June 30, 2002.

Item 13.     Certain Relationships and Related Transactions.

      There is incorporated herein by reference the information required by this Item in the Company’s definitive proxy statement for the 2002 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended June 30, 2002.

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

      (b) Reports on Form 8-K

1. The Registrant filed Form 8-K on January 23, 2002, with respect to the Registrant’s intention to raise capital through a private offering of convertible subordinated notes.

2. The Registrant filed Form 8-K on January 24, 2002 announcing that the registrant had completed the offer and sale of $345 million of convertible subordinated notes to qualified institutional buyers.

EMULEX CORPORATION AND SUBSIDIARIES

ANNUAL REPORT — FORM 10-K
ITEMS 8, 14(a)(1) AND 14(a)(2)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

June 30, 2002, July 1, 2001, and July 2, 2000
(With Independent Auditors’ Report Thereon)

Page
Number

Consolidated Financial Statements
Independent Auditors’ Report	41
Consolidated Balance Sheets — June 30, 2002 and July 1, 2001	42
Consolidated Statements of Operations — Years ended June 30, 2002, July 1, 2001, and July 2, 2000	43
Consolidated Statements of Stockholders’ Equity — Years ended June 30, 2002, July 1, 2001, and July 2, 2000	44
Consolidated Statements of Cash Flows — Years ended June 30, 2002, July 1, 2001, and July 2, 2000	45
Notes to Consolidated Financial Statements	46
Schedule
Schedule II — Valuation and Qualifying Accounts and Reserves	67

All other schedules are omitted because the required information is not applicable or the information is presented in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Emulex Corporation:

      We have audited the consolidated financial statements of Emulex Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emulex Corporation and subsidiaries as of June 30, 2002, and July 1, 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Costa Mesa, California

August 5, 2002

EMULEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2002, and July 1, 2001

	2002	2001

	(In thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$282,561	$36,471
Restricted cash	2,024	—
Investments	227,905	148,204
Accounts and other receivables, less allowance for doubtful accounts of $1,597 in 2002 and $1,298 in 2001	36,259	40,239
Inventories, net	14,833	38,616
Prepaid expenses	3,779	2,527
Deferred income taxes	30,205	1,579

Total current assets	597,566	267,636
Property and equipment, net	18,574	18,379
Investments	119,302	38,805
Goodwill and other intangibles, net	430,130	590,316
Deferred income taxes	29,385	2,790
Other assets	12,407	88

	$1,207,364	$918,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,663	$29,253
Accrued liabilities	19,677	11,749
Income taxes payable and other current liabilities	7,020	300

Total current liabilities	39,360	41,302
Convertible subordinated notes and other liabilities	345,000	26

	384,360	41,328

Commitments and contingencies (note 11)
Subsequent event (note 17)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	—	—
Common stock, $0.10 par value; 240,000,000 shares authorized; 81,800,909 and 81,799,322 issued and outstanding in 2002 and 2001, respectively	8,180	8,180
Additional paid-in capital	898,803	861,461
Deferred compensation	(7,156)	(12,366)
Retained earnings (accumulated deficit)	(76,823)	19,411

Total stockholders’ equity	823,004	876,686

	$1,207,364	$918,014

See accompanying notes to consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended June 30, 2002, July 1, 2001, and July 2, 2000

	2002	2001	2000

	(In thousands, except per share data)
Net revenues	$254,741	$245,307	$139,772
Cost of sales	122,871	120,812	73,346

Gross profit	131,870	124,495	66,426

Operating expenses:
Engineering and development	47,560	27,002	14,727
Selling and marketing	19,462	16,734	10,077
General and administrative	12,983	12,111	6,923
Amortization of goodwill and other intangibles	156,209	52,085	—
In-process research and development	—	22,280	—

Total operating expenses	236,214	130,212	31,727

Operating income (loss)	(104,344)	(5,717)	34,699
Nonoperating income:
Interest income	11,239	12,539	9,325
Interest expense	(3,396)	(1)	(32)
Other income (expense), net	(26)	1,763	(162)

Total nonoperating income	7,817	14,301	9,131

Income (loss) before income taxes	(96,527)	8,584	43,830
Income tax provision (benefit)	(293)	32,187	11,016

Net income (loss)	$(96,234)	$(23,603)	$32,814

Net income (loss) per share:
Basic	$(1.18)	$(0.31)	$0.46

Diluted	$(1.18)	$(0.31)	$0.43

Number of shares used in per share computations:
Basic	81,487	76,122	70,823

Diluted	81,487	76,122	76,452

See accompanying notes to consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended June 30, 2002, July 1, 2001, and July 2, 2000

					Retained
	Common Stock		Additional		Earnings
			Paid-In	Deferred	(Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit)	Equity

	(In thousands, except share data)
Balance at June 27, 1999	67,867,776	$6,787	$134,906	$—	$10,200	$151,893
Exercise of stock options, net of 7,396 shares retired	4,599,072	460	3,623	—	—	4,083
Tax benefit from exercise of stock options	—	—	16,661	—	—	16,661
Net income	—	—	—	—	32,814	32,814

Balance at July 2, 2000	72,466,848	7,247	155,190	—	43,014	205,451
Common shares issued, options assumed, and deferred stock compensation for business combination	6,744,638	674	663,256	(13,892)	—	650,038
Proceeds from note receivable issued in exchange for restricted stock	—	—	1,114	—	—	1,114
Deferred stock compensation for international employees options	—	—	1,113	(1,113)	—	—
Amortization of deferred stock compensation	—	—	—	1,756	—	1,756
Reversal of deferred stock compensation due to employee terminations	—	—	(883)	883	—	—
Exercise of stock options	2,587,836	259	9,483	—	—	9,742
Tax benefit from exercise of stock options	—	—	32,188	—	—	32,188
Net loss	—	—	—	—	(23,603)	(23,603)

Balance at July 1, 2001	81,799,322	8,180	861,461	(12,366)	19,411	876,686
Valuation allowance adjustment	—	—	39,528	—	—	39,528
Amortization of deferred stock compensation	—	—	—	3,742	—	3,742
Reversal of deferred stock compensation due to employee terminations	—	—	(1,468)	1,468	—	—
Exercise of stock options, net of 56 shares retired	847,338	85	4,145	—	—	4,230
Tax benefit from exercise of stock options	—	—	4,326	—	—	4,326
Repurchase of common stock	(1,000,000)	(100)	(10,439)	—	—	(10,539)
Issuance of common stock under employee stock purchase	154,249	15	1,212	—	—	1,227
Other stock compensation	—	—	38	—	—	38
Net loss	—	—	—	—	(96,234)	(96,234)

Balance at June 30, 2002	81,800,909	$8,180	$898,803	$(7,156)	$(76,823)	$823,004

See accompanying notes to consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2002, July 1, 2001, and July 2, 2000

	2002	2001	2000

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(96,234)	$(23,603)	$32,814
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,108	4,801	1,814
Loss (gain) on sale of strategic investment	248	(1,884)	—
Stock-based compensation	3,780	1,756	—
Amortization of goodwill and other intangibles	156,209	52,085	—
In-process research and development	—	22,280
Loss on disposal of property and equipment	435	400	112
Deferred income taxes	(11,855)	(536)	(5,643)
Tax benefit from exercise of stock options	4,326	32,188	16,661
Impairment of intangibles	—	—	175
Provision for doubtful accounts	510	435	435
Changes in assets and liabilities:
Accounts receivable	3,470	(15,714)	(7,679)
Inventories	23,783	(25,007)	(1,552)
Prepaid expenses and other assets	(2,725)	(111)	(701)
Accounts payable	(16,427)	5,882	6,474
Accrued liabilities and other liabilities	7,884	4,006	2,064
Income taxes payable	6,738	(37)	(32)

Net cash provided by operating activities	89,250	56,941	44,942

Cash flows from investing activities:
Net proceeds from sale of property and equipment	—	—	30
Additions to property and equipment	(9,738)	(11,657)	(5,703)
Restricted cash related to construction escrow account	(2,024)	—	—
Payment for purchase of Giganet, Inc., net of cash acquired	(24)	(15,530)	—
Purchases of investments	(732,088)	(524,091)	(637,892)
Maturities of investments	571,490	491,009	595,745
Proceeds from sale of strategic investment	152	5,484	—

Net cash used in investing activities	(172,232)	(54,785)	(47,820)

Cash flows from financing activities:
Principal payments under capital leases	—	(12)	(18)
Proceeds from issuance of common stock under stock option plans	4,230	9,742	4,083
Proceeds from note receivable issued in exchange for restricted stock	—	1,114	—
Proceeds for issuance of common stock under employee stock purchase plan	1,227	—	—
Repurchase of common stock	(10,539)	—	—
Net proceeds from issuance of convertible subordinated notes	334,154	—	—

Net cash provided by financing activities	329,072	10,844	4,065

Net increase in cash and cash equivalents	246,090	13,000	1,187
Cash and cash equivalents at beginning of year	36,471	23,471	22,284

Cash and cash equivalents at end of year	$282,561	$36,471	$23,471

Supplemental disclosures:
Noncash investing and financing activities
Fair value of assets acquired	$—	$7,832	$—
Fair value of liabilities assumed	(139)	8,136	—
Common stock issued and options assumed for acquired business	—	661,678	—
Cash paid during the year for:
Interest	$7	$352	$21
Income taxes	497	221	32

See accompanying notes to consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002, July 1, 2001, and July 2, 2000
(Dollars in thousands, except share and per share data)

Note 1     Summary of Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include the accounts of Emulex Corporation, a Delaware corporation, and its wholly owned subsidiaries (collectively, the “Company” or “Emulex”). All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

      The Company’s fiscal year ends on the Sunday nearest June 30. Fiscal years 2002 and 2001 were each comprised of 52 weeks. Fiscal year 2000 was comprised of 53 weeks.

Reclassifications

      Certain reclassifications have been made to the prior years’ information to be consistent with the 2002 presentation.

Foreign Currency Translation

      The Company has designated the U.S. dollar as its functional currency. Accordingly, monetary assets and liabilities denominated in foreign currencies are remeasured into the U.S. dollar at the exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into the U.S. dollar at the appropriate historical exchange rates. Income and expense amounts denominated in foreign currencies are remeasured into the U.S. dollar at the average exchange rates during the period, except for expense items related to non-monetary accounts, which are remeasured at the appropriate historical exchange rates. Net foreign exchange gains and losses are included in other nonoperating income in the period incurred.

Cash Equivalents

      In accordance with Financial Accounting Standards Board (“FASB”) Statement (“Statement”) 95, not all investments that qualify as cash equivalents are required to be treated as cash equivalents. The Company’s investment policy classifies all corporate bonds and commercial paper with original maturities of three months or less as short-term investments. All other highly liquid debt instruments with original maturities of three months or less and deposits in money market funds are considered to be cash equivalents.

Investments

      The Company determines the appropriate balance sheet classification of its investments in debt securities based on maturity date at the time of purchase and evaluates the classification at each balance sheet date. Debt securities are classified as held to maturity as the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity value. Such amortization and interest are included in interest income. The Company’s investments in debt securities are diversified among high credit quality securities in accordance with the Company’s investment policy.

Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. The Company uses a standard cost system for purposes of determining cost. The standards are adjusted periodically to ensure they

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2002, July 1, 2001, and July 2, 2000
(Dollars in thousands, except share and per share data)

approximate actual cost. The Company regularly compares forecasted demand and the composition of the forecast for its products against inventory on hand and open purchase commitments to ensure the carrying value of inventory is at net realizable value. Accordingly, the Company may have to adjust excess and obsolete inventory reserves as forecasted demand changes.

Property and Equipment

      Property and equipment are stated at cost, and depreciation and amortization are provided on the straight-line method over estimated useful lives of up to ten years.

Long-Lived Assets

      The Company applies FASB Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Under Statement 121, the recoverability of long-lived assets is assessed by determining whether the carrying value of an asset can be recovered through projected undiscounted future operating cash flows over its remaining life. The amount of impairment, if any, is measured based on fair value, which is determined using projected discounted future operating cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Software Development Costs

      Capitalized software development costs can consist of costs to purchase software to be used within the Company’s products and costs to develop software internally. In accordance with Statement 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” capitalization of purchased software occurs only if technological feasibility has been established. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require judgment by management with respect to certain external factors, including but not limited to, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. Further, Statement 86 requires that at each balance sheet date the unamortized costs of a computer software product be compared to the net realizable value of that product. The amount by which the unamortized costs exceed the net realizable value of a product is to be written off. No purchased or internally developed software costs were capitalized in 2002, 2001, or 2000. During the quarter ended December 26, 1999, the Company discontinued development of the project related to the remaining $175 of capitalized purchased software costs, and accordingly, the Company recognized impairment of $175 in cost of sales during 2000. As of June 30, 2002, and July 1, 2001, there were no unamortized costs of capitalized purchased software included in intangible assets.

Goodwill and Other Intangibles

      Goodwill and other intangibles resulting from the acquisition of Giganet, Inc. (“Giganet”) are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets, ranging from two to seven years. The Company will adopt Statement 142 in the first quarter of fiscal 2003 and will no longer amortize goodwill and other intangibles that have indeterminate useful lives. As a result, the adoption of Statement 142 will have a significant effect on the Company’s results of operations.

Revenue Recognition

      The Company’s revenue recognition policies are in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101. The Company recognizes revenue at the time of shipment when title and risk of loss have passed, evidence of an arrangement has been obtained, and collectibility has been reasonably assured. The Company makes certain sales through two-tier distribution channels and has

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2002, July 1, 2001, and July 2, 2000
(Dollars in thousands, except share and per share data)

various agreements with certain of its distributors and Master Value Added Resellers (collectively the “Distributors”). These agreements may be terminated upon written notice by either party. Additionally, these Distributors are generally given privileges to return a portion of inventory and to participate in price protection and cooperative marketing programs. Therefore, the Company recognizes revenues to its Distributors based on data received from the Distributors and management’s estimates to approximate the point that products have been resold by the Distributors. Additionally, the Company maintains appropriate accruals and allowances for these programs.

      For products with software upgrade rights, the Company applies the American Institute of Certified Public Accountants Statement of Position, or SOP 97-2, as amended by SOP 98-9. Under SOP 97-2, as amended by SOP 98-9, revenue is recognized from software licenses, provided the software has been delivered to the customer, persuasive evidence of an arrangement exists, the price charged to the customer is fixed or determinable at fair value and there are no significant Company obligations related to the sale, and the resulting receivable is deemed collectible, net of an allowance for doubtful accounts.

      Furthermore, the Company provides a warranty of between one and five years on all products and provides a reserve for warranty costs at the time of shipment based upon actual historic experience.

Net Income (Loss) Per Share

      The Company applies Statement 128, “Earnings per Share.” Statement 128 provides for the calculation of basic and diluted net income (loss) per share. Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of securities that could share in the earnings of an entity. Such shares are not included when there is a loss as the effect would be anti-dilutive.

Stock-Based Compensation

      The Company accounts for its stock-based awards to employees using the intrinsic value method. Stock-based awards to non-employees are recorded using the fair value method.

Fair Value of Financial Instruments

      As of June 30, 2002 and July 1, 2001, management believes the fair value of all financial instruments approximated carrying value.

Allowance for Doubtful Accounts

      The Company maintains an allowance for doubtful accounts based upon historical write-offs as a percentage of net revenues. Historically, the Company has not experienced significant losses on accounts receivable.

Business and Credit Concentrations

      The Company sells its products primarily to a limited number of original equipment manufacturers and distributors throughout the world; however, sales in the United States and Europe accounted for approximately 95 percent of the Company’s net revenues in 2002, and the Company expects for the foreseeable future, these sales will account for the substantial majority of the Company’s revenues. Sales to customers are denominated in U.S. dollars. Consequently, the Company believes its foreign currency risk is minimal. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. Additionally, some key components used in the manufacture of the Company’s products can only be obtained from single sources. For example, Intel is currently the Company’s sole supplier

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2002, July 1, 2001, and July 2, 2000
(Dollars in thousands, except share and per share data)

for microprocessors used in the Company’s Fibre Channel products and an additional chip used in some of the Company’s dual channel Fibre Channel products, while IBM is the sole supplier of a chip used in some of the Company’s other dual channel Fibre Channel products.

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

Income Taxes

      The Company accounts for income taxes using the asset and liability method, which recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company regularly reviews historical and anticipated future pre-tax results of operations to determine whether the Company will be able to realize the benefit of net deferred tax assets.

Comprehensive Income

      The Company had no transactions, other than net income (loss), that would be considered other comprehensive income.

Segment Information

      The Company applies the provisions of Statement 131, “Disclosures about Segments of an Enterprise and Related Information.” Statement 131 uses the “management” approach to determine segments of an enterprise. The management approach is based on the method by which management organizes its operating segments within the enterprise. Operating segments, as defined by Statement 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Chief Operating Decision Maker in deciding how to allocate resources and in assessing performance. Statement 131 also requires disclosures about products and services, geographic areas, and major customers. The Company operates in one operating segment, networking products, for purposes of Statement 131.

New Accounting Standards

      In July 2001, the FASB issued Statement 141, “Business Combinations,” and Statement 142, “Goodwill and Other Intangible Assets.” Statement 141 requires that all business combinations be accounted for under a single method — the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment at least annually. Under Statement 142, the amortization of goodwill ceases upon adoption of the Statement, which is effective for fiscal years beginning after December 15, 2001, which for the Company will be July 1, 2002. In all cases, the provisions of Statement 142 shall be initially applied at the beginning of a

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2002, July 1, 2001, and July 2, 2000
(Dollars in thousands, except share and per share data)

fiscal year. Goodwill and intangible assets acquired after June 30, 2001, but prior to full adoption of Statement 142, are to be amortized, or not, in accordance with Statement 142. Upon adoption of Statement 142, the Company will cease to amortize $595,124 of goodwill acquired prior to June 30, 2002. The Company recorded $149,729 and $49,925 of amortization on this goodwill amount in 2002 and 2001, respectively.

      In June 2001, the FASB issued Statement 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. Statement 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying value of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company is required and plans to adopt the provisions of Statement 143 for the first quarter of fiscal 2003. Management does not believe adoption of this standard will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

      On October 3, 2001, the FASB issued Statement 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement 121. Statement 144 retains many of the fundamental provisions of Statement 121. Statement 144 also supersedes the accounting and reporting provisions of APB 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale.

      Statement 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, which for the Company will be July 1, 2002. The Company is currently examining the impact of this pronouncement on its financial position, results of operations and liquidity, but believes the impact will not be material.

      In April 2002, the FASB issued Statement 145, “Rescission of the FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections”. Statement 145 eliminates the requirements to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. Statement 145 is effective for fiscal years beginning after May 15, 2002, which for the Company will be July 1, 2002, with earlier adoption encouraged. Management does not believe that the adoption of this standard will have a material impact on the Company’s financial position, results of operations or liquidity.

      In July 2002, the FASB issued Statement 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Statement 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by Statement 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing or other exit or disposal activities. Statement 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, which for the Company will be June 30, 2003, with earlier adoption encouraged. Management does not believe that

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2002, July 1, 2001, and July 2, 2000
(Dollars in thousands, except share and per share data)

the adoption of this standard will have a material impact on the Company’s financial position, results of operations or liquidity.

Note 2     Business Combination

      On March 1, 2001, the Company completed the acquisition of Giganet, Inc., a privately-held developer of Virtual Interface Internet Protocol networking solutions and a Massachusetts corporation (“Giganet”), pursuant to the terms of an Agreement and Plan of Merger dated December 7, 2000 (as amended by Amendment No. 1 thereto dated February 7, 2001, the “Merger Agreement”), by and among the Company, Giganet, GEMX Network Sub, Inc., a Massachusetts corporation and wholly-owned subsidiary of the Company, and the Stockholder Representatives identified therein. As a result of the merger (the “Merger”), GEMX Network Sub, Inc. merged with and into Giganet and Giganet became a wholly-owned subsidiary of Emulex. Effective July 2, 2001, Giganet was merged with and into Emulex Corporation, a California corporation that is the primary operating subsidiary of the Company.

      In connection with the Merger, the Company issued an aggregate of approximately 6,745,000 shares of Emulex common stock in exchange for all of the outstanding shares of Giganet common stock and preferred stock. Of the total shares issued, 800,000 shares were held in escrow for a period of one year to secure indemnification obligations of Giganet under the terms of the Merger Agreement. In addition, the Company reserved for issuance an aggregate of approximately 1,250,000 shares of its common stock for issuance upon exercise of Giganet options assumed by the Company.

      The Merger has been accounted for under the purchase method of accounting in accordance with generally accepted accounting principles. The Company recorded a one-time charge for purchased in-process research and development (“IPR&D”) expenses of $22,280 related to the acquisition during the third quarter of 2001.

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

      The values of these projects were determined using the Income Forecast Method. In applying the Income Forecast Method, the value of the acquired technologies was estimated by discounting to present value the free cash flows generated by the products with which the technologies are associated, over the remaining economic lives of the technologies. To distinguish between the cash flows attributable to the underlying technology and cash flows attributable to other assets available for generating product revenues, adjustments were made to provide for a fair return to fixed assets, working capital, and other assets that contribute to value. The estimates were based on the following assumptions:

•	The estimated revenues assume average compound annual revenue growth rates of 102 percent to 316 percent during fiscal years 2002 through 2008, depending on the product line. Estimated total revenues from the purchased in-process products peak in the year 2007 and decline in 2008 as other new products are expected to be introduced by the Company. These projections are based on management’s estimates over the expected remaining economic lives of the technologies.

•	IPR&D value was comprised of three on-going projects. The estimated cost of revenues as a percentage of revenues is expected to range from 50 percent to 60 percent.

•	The discount rates used in the valuation reflect the relative risk of the product lines. For IPR&D projects, the discount rates ranged from 30 percent to 45 percent, which was based on the amount and risk of effort remaining to complete the respective development projects.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2002, July 1, 2001, and July 2, 2000
(Dollars in thousands, except share and per share data)

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

$688,590

      In 2002, $3,838 of tax benefits related to the release of valuation allowance were allocated from goodwill to deferred tax assets (see note 13). The goodwill and other intangibles are being amortized on a straight-line basis over the following estimated useful lives, in years, until the adoption of Statement 142:

Completed technology	2
Assembled workforce	4
Core technology and patents	7
Goodwill	4

The acquisition has been included in the consolidated balance sheets and the operating results of Giganet have been included in the consolidated statements of operations since the acquisition date, March 1, 2001.

      Following are the summarized unaudited pro forma combined results of operations for the years ended July 1, 2001, and July 2, 2000, assuming the acquisition had taken place at the beginning of each of those fiscal years. The unaudited pro forma combined statement of operations for the year ended July 2, 2000, was prepared based upon the statement of operations of Emulex for the year ended July 2, 2000, and the statement of operations for Giganet for the year ended September 30, 2000. The unaudited pro forma combined statement of operations for the year ended July 1, 2001, was prepared based upon the statement of operations of Emulex for the year ended July 1, 2001, and the statement of operations for Giganet for the eight months ended March 1, 2001. All operating results of Giganet were included in the statement of operations of Emulex since the acquisition date, March 1, 2001. The unaudited pro forma results exclude the effects of the IPR&D charge but include the amortization of goodwill and other intangibles, and the amortization of deferred compensation. The unaudited pro forma results are not necessarily indicative of the future operations or operations that would have been reported had the acquisitions been completed when assumed. In the fourth quarter of 2001, the Company acquired additional information regarding the purchase resulting in a $2,530 adjustment in the goodwill balance.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2002, July 1, 2001, and July 2, 2000
(Dollars in thousands, except share and per share data)

	Years Ended

	July 1,	July 2,
	2001	2000

	(Unaudited)
Net revenues	$247,580	$143,115

Net loss	$(126,194)	$(142,895)

Net loss per share	$(1.57)	$(1.83)

Note 3     Cash, Cash Equivalents, and Investments

      The Company’s portfolio of cash, cash equivalents, and investments consists of the following:

	2002	2001

Cash	$2,237	$2,428
Restricted cash	2,024	—
Money market funds	280,324	34,043
Certificates of Deposit	22,352	10,912
Commercial paper	67,511	58,117
Municipal bonds	32,812	—
U.S. Government Agency securities	120,716	43,619
Corporate bonds	90,802	73,961
Other	13,014	—
Equity investment	—	400

	$631,792	$223,480

      At June 30, 2002 and July 1, 2001, the net unrealized holding gains and losses on investments were immaterial. Investments at June 30, 2002 and July 1, 2001 were classified as shown below:

	2002	2001

Cash and cash equivalents	$282,561	$36,471
Restricted cash	2,024	—
Short-term investments	227,905	148,204
Long-term investments	119,302	38,805

	$631,792	$223,480

Note 4     Inventories

      Components of inventories, net of reserves, are as follows:

	2002	2001

Raw materials	$4,166	$11,524
Finished goods	10,667	27,092

	$14,833	$38,616

      Starting in late September 2001, some of the Company’s major customers made announcements that general economic conditions, exacerbated by the increase in economic uncertainty in the aftermath of the terrorist events of September 11, 2001, were having a negative impact on their financial results. The

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2002, July 1, 2001, and July 2, 2000
(Dollars in thousands, except share and per share data)

announcements made, and forecasts received, indicated deteriorating demand for the Company’s one gigabit products as these customers are expected to migrate to two gigabit products for future purchases. As a result, the Company recorded an estimated excess and obsolete inventory charge totaling $13,635 during the first quarter of 2002. Subsequently, as a result of generally improved demand exceeding prior estimates and the sale of products for which a reserve had been recorded, the Company recorded a reduction of $3,576 of this excess and obsolete inventory charge. As with all inventory, the Company regularly compares forecasted demand for its one gigabit products against inventory on hand and open purchase commitments. Accordingly, the Company may have to adjust excess and obsolete inventory reserves as forecasted demand changes. As of June 30, 2002, the Company had unreserved inventory on hand of approximately $5,000 related to its one gigabit products.

Note 5     Property and Equipment

      Components of property and equipment, net, are as follows:

	2002	2001

Production and test equipment	$22,749	$16,218
Furniture and fixtures	17,912	15,815
Leasehold improvements	2,334	2,037
Other equipment	105	128

	43,100	34,198
Less accumulated depreciation and amortization	(24,526)	(15,819)

	$18,574	$18,379

Note 6     Other Assets

      Components of other assets are as follows:

	2002	2001

Deferred debt issuance costs — convertible subordinated notes, net	$9,882	$—
Prepaid licensing fee	1,417	—
Refundable deposits	1,108	88

	$12,407	$88

Note 7     Goodwill and Other Intangibles

      Goodwill and other intangibles, net, are as follows:

	2002	2001

Goodwill	$595,124	$599,101
Core technology and patents	40,600	40,600
Assembled workforce	2,680	2,680
Completed technology	20	20

	638,424	642,401
Less accumulated amortization	(208,294)	(52,085)

	$430,130	$590,316

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2002, July 1, 2001, and July 2, 2000
(Dollars in thousands, except share and per share data)

      In 2002, $3,838 of tax benefits related to the release of valuation allowance were allocated from goodwill to deferred tax assets (see note 13).

Note 8     Accrued Liabilities

      Components of accrued liabilities are as follows:

	2002	2001

Payroll and related costs	$6,369	$5,292
Accrued inventory purchases	3,208	—
Accrued interest	2,498	—
Warranty and related reserves	2,244	1,473
Deferred revenue	1,255	1,617
Advertising and promotions	1,628	1,467
Other	2,475	1,900

	$19,677	$11,749

Note 9     Convertible Subordinated Notes

      On January 23, 2002, the Company announced a private placement of $300,000 aggregate principal amount of 1.75 percent convertible subordinated notes due February 1, 2007. Interest is payable in cash on February 1 and August 1 of each year beginning August 1, 2002. In addition, the Company granted the initial purchasers of the notes a 30-day option, which they exercised, to purchase an additional $45,000 principal amount of the notes. These notes may be converted by the holder at any time into shares of the Company’s common stock at the conversion price of $53.84 per share, subject to the potential adjustments described in the terms of the notes issued. If all outstanding notes were converted, this would result in the issuance of approximately 6,408,000 shares of the Company’s common stock. The Company may redeem the notes on or after February 5, 2005, in whole or in part. The Company incurred associated issuance costs of approximately $11,000 (see note 6). The $345,000 transaction closed on January 29, 2002 (see note 17).

Note 10     Employee Retirement Savings Plan

      The Company has a pretax savings and profit sharing plan under Section 401(k) of the Internal Revenue Code for substantially all domestic employees. Under the plan, eligible employees are able to contribute up to 15 percent of their compensation not to exceed the maximum IRS deferral amount. Company discretionary contributions match up to four percent of a participant’s compensation. The Company’s contributions under this plan were $1,062, $548 and $374 in 2002, 2001, and 2000, respectively.

      The Company’s eligible employees in the United Kingdom are offered a similar plan, which allows the employees to contribute up to 15 percent of their compensation. Company discretionary contributions match up to four percent of a participant’s compensation. The Company’s contributions under this plan were $15, $7 and $6 in 2002, 2001, and 2000, respectively.

Note 11     Commitments and Contingencies

Leases

      The Company leases certain facilities and equipment under long-term noncancelable operating lease agreements, which expire at various dates through 2006. Rent expense for the Company under operating leases, including month-to-month rentals, totaled $2,833, $1,499 and $918 in 2002, 2001, and 2000, respectively.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2002, July 1, 2001, and July 2, 2000
(Dollars in thousands, except share and per share data)

      Future minimum noncancelable lease commitments are as follows:

Operating
Leases

Fiscal year:
2003	$3,077
2004	1,915
2005	1,721
2006	874
2007 and thereafter	87

Total minimum lease payments	$7,674

      During the third quarter of 2002, the Company entered into an agreement to relocate its headquarters locally in Costa Mesa, California. The Company will finance the build to suit construction phase of the new facility with its own capital, before beginning a 10-year lease term with an option to buy the land and buildings during the first six months of the lease term. If the Company does not exercise its option to purchase the facility, the landlord will obtain permanent financing and reimburse the Company for the construction costs. The Company’s total gross undiscounted financial commitment for the 10-year lease term would be approximately $46,000. At June 30, 2002, the Company had restricted cash of $2,024 in escrow associated with the construction of the headquarters.

Litigation

      Beginning on or about February 20, 2001, the Company and certain of its officers and directors were named as defendants in a number of securities class action lawsuits filed in the United States District Court, Central District of California. The plaintiffs in the actions purport to represent purchasers of the Company’s common stock during various periods ranging from January 18, 2001, through February 9, 2001. The complaints allege that the Company and certain of its officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints generally seek compensatory damages, costs and attorney’s fees in an unspecified amount. Pursuant to a Stipulation and Court Order, the actions have been consolidated. On August 24, 2001, an Amended and Consolidated Complaint was filed. Defendants’ motion to dismiss was denied by way of an order dated March 7, 2002. Defendants’ motion for reconsideration of that order was denied by an order dated May 3, 2002. Plaintiffs have commenced discovery. The court has scheduled a trial setting conference on June 6, 2003, with an expectation that the case will be set for trial in July, 2003. As a result of these class action lawsuits, a number of derivative cases were filed in state courts in California and Delaware, and in federal court in California, alleging that certain officers and directors breached their fiduciary duties to the Company in connection with the events alleged in the class action lawsuits. The derivative cases filed in California state courts have been consolidated in Orange County Superior Court and plaintiffs filed a consolidated and amended complaint on January 31, 2002. On May 10, 2002, the Orange County Superior Court ordered that the consolidated actions be stayed pending resolution of the federal class action described above. The derivative suit in Delaware was dismissed on August 28, 2001. On March 15, 2002, the United States District Court for the Central District of California ordered that the federal derivative action be stayed pending resolution of the class action lawsuit described above. The plaintiffs in that action filed a motion for reconsideration of that order, which was denied by an order dated June 3, 2002. The above-described litigation could result in substantial costs to the Company and a diversion of management’s attention and resources. While the Company believes that the lawsuits are without legal merit and intends to defend them vigorously, because the lawsuits are at an early stage, it is not possible to predict whether the Company will incur any

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2002, July 1, 2001, and July 2, 2000
(Dollars in thousands, except share and per share data)

material liability in connection with such lawsuits. The Company has received inquiries about events giving rise to the lawsuits from the Securities and Exchange Commission and the Nasdaq Stock Market.

      Additionally, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Other Commitments and Contingencies

      The Company is undergoing examination by the Internal Revenue Service of Emulex Corporation’s 1998 U.S. tax return. It is management’s belief that the outcome of this examination will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

      The Company recorded an estimated excess and obsolete inventory charge of $13,635 associated with older-generation one gigabit products during the quarter ended September 30, 2001. Subsequently, as a result of generally improved demand exceeding prior estimates and the sale of products for which a reserve had been recorded, the Company recorded a reduction of $3,576 of this excess and obsolete inventory charge. As with all inventory, the Company regularly compares forecasted demand for its one gigabit products against inventory on hand and open purchase commitments. Accordingly, the Company may have to adjust excess and obsolete inventory reserves as forecasted demand changes. As of June 30, 2002, the Company had unreserved inventory on hand of approximately $5,000 related to its one gigabit products.

      The Company was previously required to enter into an end-of-life purchase agreement for a key inventory component as the sole-source manufacturer of this component announced their discontinued manufacturing of the component. As of June 30, 2002, the Company’s remaining purchase obligation was $15,011. In relation to the excess and obsolete inventory charge associated with older generation one gigabit products, the Company has accrued $3,208, which represents the Company’s commitment to purchase this key component in excess of forecasted demand.

Note 12     Stockholders’ Equity

Common Stock Splits

      On August 30, 1999, and December 15, 2000, the Company completed two-for-one stock splits, the earlier of which was effected in the form of a stock dividend of one share of Emulex Common Stock for each share of common stock outstanding. As the par value of the Company’s common stock remained constant, all periods presented reflect a reclass from additional paid-in capital to common stock for each split. Additionally, on December 15, 1999, the Company completed another two-for-one stock split, and the par value of the Company’s common stock changed from $0.20 per share to $0.10 per share. All share and per share data presented in the consolidated financial statements and footnotes have been retroactively adjusted to reflect these stock splits.

Stock Repurchase Program

      The Company’s Board of Directors has authorized the repurchase of up to 4,000,000 common shares over the two years beginning in September 2001. The repurchase plan authorizes the Company to make repurchases in the open market or through privately negotiated transactions with the timing and terms of any purchase to be determined by management based on market conditions. In 2002, the Company repurchased 1,000,000 common shares, leaving 3,000,000 common shares authorized for repurchase at June 30, 2002.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2002, July 1, 2001, and July 2, 2000
(Dollars in thousands, except share and per share data)

Stock Option Plans

      Under the Company’s Employee Stock Option Plan (the “Plan”), the exercise price of options granted will not be less than the fair market value at the date of grant. The total number of shares of common stock authorized for issuance under the Plan is 28,690,000, and 176,883 were available for grant at June 30, 2002. Unless otherwise provided by the Board of Directors or a committee of the Board administering the Plan, each option granted under the Plan becomes exercisable at the rate of 25 percent one year after the date of grant with an additional 6.25 percent becoming exercisable each three-month interval thereafter.

      On October 9, 1997, the Company’s Board of Directors adopted the Emulex Corporation 1997 Stock Option Plan for Non-Employee Directors (the “Director Plan”) which, as amended, allows for a maximum of 1,480,000 shares of common stock, and 180,000 shares were available for grant at June 30, 2002. The Director Plan currently provides that an option to purchase 30,000 shares of common stock of the Company will be granted to each non-employee director of the Company upon the first date that such director becomes eligible to participate. These options shall be exercisable as to one-third of the shares on each anniversary of the grant if the director is still a director of the Company. In addition, on each yearly anniversary of the date of the initial grant, each eligible director shall automatically be granted an additional option to purchase 10,000 shares of common stock. These options shall be exercisable as to one-half of the shares on the six month anniversary, one quarter on the nine month anniversary and one quarter on the year anniversary of the grant date. Options granted under the Director Plan are non-qualified stock options. The exercise price per option granted will not be less than the fair market value at the date of grant. No option granted under the Director Plan shall be exercisable after the expiration of the earlier of (i) ten years following the date the option is granted or (ii) one year following the date the optionee ceases to be a director of the Company for any reason. Options to purchase 60,000, 320,000 and 280,000 shares were granted under the Director Plan in 2002, 2001 and 2000, respectively.

Employee Stock Purchase Plan

      In 2001, the Company’s Board of Directors adopted the Employee Stock Purchase Plan (the “Purchase Plan”). Under the Purchase Plan, employees of the Company who elect to participate are granted options to purchase common stock at a 15% discount from the lower of the market value of the common stock at the beginning or the end of each six month offering period. The Purchase Plan permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from their salary an amount up to 10% of their compensation. The Compensation Committee of the Board of Directors administers the Purchase Plan. The Company has reserved a total of 200,000 shares of common stock for issuance under the Purchase Plan. As of June 30, 2002, and July 1, 2001, there were 154,249 and 0 shares, respectively, issued under the Purchase Plan, and 45,751 shares were available for purchase at June 30, 2002.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2002, July 1, 2001, and July 2, 2000
(Dollars in thousands, except share and per share data)

      Following is a summary of stock option transactions for 2000, 2001, and 2002:

		Weighted
	Number	Average Exercise
	of Shares	Price Per Share

Options outstanding at June 27, 1999	8,384,760	$1.46
Granted	3,048,400	31.84
Exercised	(4,606,468)	0.92
Canceled	(119,560)	1.01

Options outstanding at July 2, 2000	6,707,132	15.65
Granted	5,275,356	30.72
Exercised	(2,587,836)	3.76
Canceled	(299,314)	31.13

Options outstanding at July 1, 2001	9,095,338	27.27
Granted	1,439,000	23.19
Exercised	(847,394)	4.99
Canceled	(366,590)	29.76

Options outstanding at June 30, 2002	9,320,354	$28.56

      The 2001 options granted of 5,275,356 included 1,248,756 options that were issued in exchange for the outstanding Giganet options. The majority of the 1,248,756 options were originally granted by Giganet below fair market value prior to the Merger. In conjunction with the Agreement and Plan of Merger, the Company recorded deferred compensation and related amortization of $13,892 and $1,756, respectively, in 2001, as well as related amortization of $3,490 in 2002.

      As of June 30, 2002, July 1, 2001, and July 2, 2000, the number of options exercisable was 3,684,539, 2,133,112 and 2,081,204, respectively, and the weighted average exercise price of those options was $27.80, $14.98 and $3.30, respectively.

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
	Outstanding	Average	Average	Exercisable	Average
	as of	Exercise	Remaining	as of	Exercise
	June 30,	Price Per	Contractual	June 30,	Price Per
Range of Exercise Prices	2002	Option	Life (Years)	2002	Option

$0.47 to $4.67	1,495,865	$2.01	6.20	1,196,489	$1.86
$9.25 to $17.00	2,187,687	$14.52	8.32	660,446	$14.37
$17.44 to $29.88	2,006,174	$23.93	8.31	236,149	$26.67
$30.04 to $49.75	2,401,353	$37.60	8.26	960,685	$38.50
$50.06 to $109.03	1,229,275	$75.78	8.18	630,770	$75.22

$0.47 to $109.03	9,320,354	$28.56	7.94	3,684,539	$27.80

      The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for stock options in the consolidated financial statements with the exception of $3,780 and $1,756 in 2002 and 2001, respectively. This compensation cost was primarily for the amortization of deferred stock compensation related to the recognition of stock compensation for unvested options assumed in the Giganet acquisition and for international employees’ stock options. Had the Company determined compensation cost based on the fair value at the grant date for its stock

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2002, July 1, 2001, and July 2, 2000
(Dollars in thousands, except share and per share data)

options under Statement 123, the Company’s net income (loss) would have been the pro forma amounts indicated below:

	2002	2001	2000

Net income (loss) as reported	$(96,234)	$(23,603)	$32,814
Assumed stock compensation cost, net of tax	54,089	52,698	14,839

Pro forma net income (loss)	$(150,323)	$(76,301)	$17,975

Diluted net income (loss) per share as reported	$(1.18)	$(0.31)	$0.43

Pro forma diluted net income (loss) per share	$(1.84)	$(1.00)	$0.24

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2002	2001	2000

Risk-free interest rate	3.7%	5.0%	6.2%
Stock volatility	97.8%	96.9%	83.9%
Dividend yield	0.0%	0.0%	0.0%
Average expected lives (years)	3.5	3.6	3.8
Weighted-average fair value per option granted	$14.99	$25.87	$39.50

      The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely-tradable, fully-transferable options without vesting restrictions, which significantly differ from the Company’s stock option plans. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the grant date.

Shareholder Rights Plan

      The Company has a Shareholder Rights Plan that provides for Preferred Stock Purchase Rights (“Rights”) that attach to and transfer with each share of common stock. When the Rights become exercisable, each Right entitles the holder to purchase from the Company one unit consisting of  1/100 of a share of Series A Junior Participating Preferred Stock for $300 per unit, subject to adjustment. The Rights become exercisable if (i) a person or group (“Acquiring Person”) has acquired, or obtained the right to acquire, 20 percent or more of the outstanding shares of common stock, (ii) a person becomes the beneficial owner of 30 percent or more of the outstanding shares of common stock, (iii) an Acquiring Person engages in one or more “self-dealing” transactions with the Company or (iv) an event occurs which results in an Acquiring Person’s ownership interest being increased by more than 1 percent. Upon exercise and payment of the purchase price for the Rights, the Rights holder (other than an Acquiring Person) will have the right to receive Company common stock (or, in certain circumstances, cash, property or other securities of the Company) equal to two times the purchase price. The Company is entitled to redeem the Rights at any time prior to the expiration of the Rights in January 2009, or 10 days following the time that a person has acquired beneficial ownership of 20 percent or more of the shares of common stock then outstanding. The Company is entitled to redeem the Rights in whole, but not in part, at a price of $0.01 per Right, subject to adjustment.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2002, July 1, 2001, and July 2, 2000
(Dollars in thousands, except share and per share data)

Note 13     Income Taxes

      The components of income tax expense (benefit) are as follows:

	2002	2001	2000

Federal:
Current	$7,776	$29,277	$14,503
Deferred	(6,539)	—	(5,643)
State:
Current	3,734	2,875	2,156
Deferred	(5,314)	—	—
Foreign:
Current	50	35	—

	$(293)	$32,187	$11,016

      The income tax expense in 2002 and 2001 included a charge-in-lieu of taxes of $4,326 and $32,188, respectively, for current year tax benefits related to exercises of stock options under the Company’s stock option plans. Additional charges-in-lieu of taxes relate to the release of valuation allowance directly to goodwill and additional paid-in capital.

      Tax benefits related to the release of valuation allowance were allocated as follows:

	2002	2001	2000

Reported in consolidated statement of operations	$17,870	$—	$5,643
Goodwill	3,838	—	—
Additional paid-in-capital	39,528	—	—

	$61,236	$—	$5,643

      The valuation allowance was originally established primarily in relation to net operating loss carryforwards and tax credits.

      In 2002, the total tax benefits (including both the benefits generated in the current year and those that related to the release of the valuation allowance) reflected in income tax expense that related to operating losses and tax credits amounted to $10,037 and $10,910, respectively.

      Income before income taxes consists of the following:

	2002	2001	2000

Domestic	$(96,694)	$8,484	$43,830
Foreign	167	100	—

Total	$(96,527)	$8,584	$43,830

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2002, July 1, 2001, and July 2, 2000
(Dollars in thousands, except share and per share data)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	2002	2001

Deferred tax assets:
Capitalization of inventory costs	$196	$797
Accelerated depreciation	1,144	594
Reserves not currently deductible	9,125	5,737
Deferred compensation	293	1,345
Provisions for discontinued operations and consolidation charges	13	14
Net operating loss carryforwards	46,764	62,477
General business and state credit carryforwards	15,748	13,536
Capitalized research and development expenditures	1,676	—
Alternative minimum tax credit carryforwards	1,185	1,185
Other	118	—

Total gross deferred tax assets	76,262	85,685
Less valuation allowance	—	(61,236)

Net deferred tax assets	76,262	24,449

Deferred tax liabilities:
Various state taxes	2,807	2,675
Intangible — Completed technology	3	7
Intangible — Assembled workforce	715	958
Intangible — Core technology and patents	13,147	15,080
Other	—	1,360

Total gross deferred tax liabilities	16,672	20,080

Net deferred tax assets	$59,590	$4,369

      Based on the Company’s historical and anticipated future pre-tax results of operations, management believes it is more likely than not that the Company will realize the benefit of the net deferred tax assets existing as of June 30, 2002. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement earnings from operations to fully realize recorded tax benefits. The change in the valuation allowance during 2002 and 2001 was a decrease of $61,236 and an increase of $25,635, respectively.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2002, July 1, 2001, and July 2, 2000
(Dollars in thousands, except share and per share data)

      The effective income tax expense (benefit) on pretax income (loss) differs from expected federal income tax for the following reasons:

	2002	2001	2000

Expected income tax expense (benefit) at 35 percent, 34 percent, and 34 percent in 2002, 2001, and 2000, respectively	$(33,785)	$2,919	$14,902
State income tax expense (benefit), net of federal tax benefit	(2,102)	2,875	1,671
Amortization of nondeductible goodwill	57,271	18,622	—
In-process research and development expenditures	—	8,310	—
Change in valuation allowance allocated to income tax expense	(17,870)	815	(5,643)
Extraterritorial income exclusion	(1,470)	—	—
Research and other credits	(3,077)	(1,414)	—
Other, net	740	60	86

	$(293)	$32,187	$11,016

      In 2002, pretax book income reflects amortization of goodwill and other intangibles related to the acquisition of Giganet, Inc. during 2001. In 2001, pursuant to the Company’s purchase of Giganet, Inc., pretax book income reflects the write off of IPR&D expenditures and amortization of goodwill and other intangibles.

      At June 30, 2002, the Company had federal and state net operating loss carryforwards of $132,036 and $5,808, respectively, which are available to offset future federal and state taxable income. If unused, the federal net operating loss carryforwards will expire during the years 2013 through 2021, and the state net operating loss carryforwards will expire in 2007. Included in these amounts are a Giganet, Inc. federal net operating loss carryforward of $40,147, which was incurred prior to the acquisition by the Company. The utilization of this net operating loss carryforward may be limited due to restrictions imposed under federal law due to a change in ownership.

      At June 30, 2002, the Company had federal and state research and experimentation credit carryforwards of $9,670 and $6,016, which are available to reduce federal and state income taxes. If unused, the federal carryforwards expire during the years 2009 through 2022, and the state carryforwards are available indefinitely. For federal purposes, the Company has minimum tax credit carryforwards of approximately $1,185, which are available for carryforward indefinitely, and $61 of foreign tax credit carryforwards available through 2007.

      The Company is undergoing examination by the Internal Revenue Service for its taxable year ended June 28, 1998. It is management’s belief that the outcome of this examination will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. During 2001, the California Franchise Tax Board completed its audit of the Company’s California tax returns for years 1989, 1990 and 1991. The Company paid $536 in tax and interest in 2001 that had been reserved for in a prior fiscal year, to settle the audit.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2002, July 1, 2001, and July 2, 2000
(Dollars in thousands, except share and per share data)

Note 14     Revenue by Product Families, Geographic Area and Significant Customers

     Revenues by Product Families

      The Company designs and markets three major distinct product families within one industry segment: high-speed Fibre Channel products, IP networking products and the Company’s traditional networking and other products which consist primarily of printer servers and network access products.

	2002	2001	2000

Net revenues:
Fibre Channel	$247,705	$234,020	$119,134
IP networking	4,242	1,567	—
Traditional networking and other:
Printer servers	2,581	5,147	13,276
Network access	247	4,422	6,923
Other	(34)	151	439

Total traditional networking and other	2,794	9,720	20,638

Total net revenues	$254,741	$245,307	$139,772

     Revenues by Geographic Area

      The Company’s net revenues by geographic area based on bill-to location are:

	2002		2001		2000

United States	$152,638	60%	$154,505	63%	$97,428	70%
Europe	90,130	35%	81,645	33%	37,154	26%
Pacific Rim Countries	11,973	5%	9,157	4%	5,190	4%

	$254,741	100%	$245,307	100%	$139,772	100%

      In 2002, 2001, and 2000 net revenues to the United Kingdom, based on bill-to location, were 14, 13 and 10 percent, respectively, and no other country in Europe accounted for more than 10 percent of net revenues during these periods.

     Significant Customers

      The following table represents direct sales to customers accounting for greater than 10 percent of the Company’s net revenues or customer accounts receivable accounting for greater than 10 percent of the Company’s accounts receivable. Amounts not presented were less than 10 percent.

				Accounts
	Net Revenues			Receivable

	2002	2001	2000	2002	2001

Hewlett-Packard, including Compaq	25%	25%	23%	26%	22%
IBM, including Sequent	20%	21%	15%	39%	32%
EMC, including Data General	—	12%	14%	—	10%
Avnet	—	—	10%	—	—

      In 2002 and 2001, some of the Company’s larger OEM customers purchased products through distributors or resellers. Total net revenues, including direct sales to these customers and their customer-specific models purchased indirectly through other distribution channels, amounted to 27 percent of the

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2002, July 1, 2001, and July 2, 2000
(Dollars in thousands, except share and per share data)

Company’s net revenues for IBM, 25 percent for Hewlett-Packard, including Compaq, and 22 percent for EMC in 2002. Total net revenues, including direct sales to these customers and their customer-specific models purchased indirectly through other distribution channels, amounted to 30 percent of the Company’s net revenues for IBM, 25 percent for Hewlett-Packard and Compaq (if aggregated), and 22 percent for EMC in 2001.

Note 15     Net Income (Loss) per Share

      Basic net income (loss) per share and diluted net loss per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the dilutive potential common shares from stock option plans and convertible debt had been issued. The dilutive effect of outstanding stock options is reflected in diluted net income per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted net income (loss) per share; and all amounts have been retroactively restated for the stock splits:

	2002	2001	2000

Numerator:
Net income	$(96,234)	$(23,603)	$32,814

Denominator:
Denominator for basic net income (loss) per share — weighted average shares outstanding	81,487,297	76,121,515	70,823,016
Effect of dilutive securities:
Dilutive options outstanding	—	—	5,628,956

Denominator for diluted net income (loss) per share — adjusted weighted average shares	81,487,297	76,121,515	76,451,972

Basic net income (loss) per share	$(1.18)	$(0.31)	$0.46

Diluted net income (loss) per share	$(1.18)	$(0.31)	$0.43

Antidilutive options excluded from the computations	9,320,354	9,095,338	609,734

Antidilutive common shares from assumed conversion of outstanding convertible subordinated notes excluded from the calculation	6,408,030	—	—

Average market price of common stock	$29.15	$50.31	$38.83

      As the Company recorded a net loss in 2002 and 2001, all outstanding stock options at June 30, 2002, and July 1, 2001, were excluded from the calculation of diluted net loss per share for those periods then ended because the effect would have been antidilutive. Also, as the Company recorded a net loss in 2002, the common stock equivalents associated with the convertible subordinated notes at June 30, 2002, were excluded from the calculation of diluted net loss for the period then ended because the effect would have been anitdilutive. Additionally, the antidilutive options at July 2, 2000, were not included in the computation of diluted earnings per share for the year then ended because the options’ exercise prices were greater than the average market price of the common shares in 2000.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2002, July 1, 2001, and July 2, 2000
(Dollars in thousands, except share and per share data)

Note 16     Quarterly Financial Data (Unaudited)

      Selected quarterly financial data for 2002 and 2001 is as follows:

	Net		Net	Diluted Income (Loss)
	Revenues	Gross Profit	Income (Loss)	Per Share

2002:
Fourth quarter	$70,195	$42,110	$(11,447)	$(0.14)
Third quarter	69,591	42,126	(16,488)	(0.20)
Second quarter	62,211	33,854	(28,266)	(0.35)
First quarter	52,744	13,780	(40,033)	(0.49)

Total	$254,741	$131,870	$(96,234)

2001:
Fourth quarter	$58,388	$29,218	$(31,317)	$(0.38)
Third quarter	60,388	29,997	(24,495)	(0.32)
Second quarter	71,075	37,626	19,357	0.25
First quarter	55,456	27,654	12,852	0.17

Total	$245,307	$124,495	$(23,603)

Note 17     Subsequent Event

      Subsequent to the year ended June 30, 2002, the Company’s Board of Directors expanded the Company’s stock repurchase program to include the repurchase of the Company’s convertible subordinated notes as well as shares of the Company’s common stock. The combined program authorizes the repurchase of up to 4,000,000 shares of common stock and up to an additional $125,000 to be spent on the repurchase of the convertible subordinated notes. In August 2002, the Company bought back approximately $136,000 of its convertible subordinated notes at a discount to face value, spending approximately $104,000. The repurchased notes were cancelled, leaving convertible subordinated notes outstanding with a face value of approximately $209,000 which, if converted, would result in the issuance of approximately 3,873,000 shares. The resulting net pre-tax gain of approximately $29,000 from the repurchase of the convertible subordinated notes will be reported in the first quarter of fiscal 2003.

SCHEDULE II

EMULEX CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years ended June 30, 2002, July 1, 2001, and July 2, 2000

		Additions
	Balance at	Charged to			Balance
	Beginning	Costs and	Additions —	Amounts Charged	at End
Classification	of Period	Expenses	Other(1)	Against Reserve	of Period

	(In thousands)
Year ended June 30, 2002:
Allowance for doubtful accounts	$1,298	$510	$—	$211	$1,597

Inventory valuation reserves	$4,483	$13,850	$—	$8,086	$10,247

Sales returns, allowances and reserves	$961	$4,293	$—	$4,536	$718

Year ended July 1, 2001:
Allowance for doubtful accounts	$844	$435	$95	$76	$1,298

Inventory valuation reserves	$2,547	$2,961	$182	$1,207	$4,483

Sales returns, allowances and reserves	$1,085	$3,005	$—	$3,129	$961

Year ended July 2, 2000:
Allowance for doubtful accounts	$550	$435	$—	$141	$844

Inventory valuation reserves	$585	$2,744	$—	$782	$2,547

Sales returns, allowances and reserves	$1,091	$3,305	$—	$3,311	$1,085

(1)	Represents the acquisition of Giganet, Inc.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMULEX CORPORATION

By:	/s/ PAUL F. FOLINO

Paul F. Folino
Chairman of the Board,
Chief Executive Officer and Director

Date: September 27, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 27, 2002.

Signature	Title

Principal Executive Officer:
/s/ PAUL F. FOLINO (Paul F. Folino)	Chairman of the Board, Chief Executive Officer and Director

Principal Financial and Accounting Officer:

/s/ MICHAEL J. ROCKENBACH (Michael J. Rockenbach)	Exec. Vice President, Chief Financial Officer, Secretary and Treasurer

/s/ FRED B. COX (Fred B. Cox)	Director and Chairman Emeritus

/s/ MICHAEL P. DOWNEY (Michael P. Downey)	Director

/s/ BRUCE C. EDWARDS (Bruce C. Edwards)	Director

/s/ CORNELIUS A. FERRIS (Cornelius A. Ferris)	Director

/s/ ROBERT H. GOON (Robert H. Goon)	Director

/s/ DON M. LYLE (Don M. Lyle)	Director

CERTIFICATIONS

      I, Paul F. Folino, certify that:

1. I have reviewed this annual report on Form 10-K of Emulex Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 27, 2002

/s/ PAUL F. FOLINO _______________________________________ Paul F. Folino
Chief Executive Officer

      I, Michael J. Rockenbach, certify that:

1. I have reviewed this annual report on Form 10-K of Emulex Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 27, 2002

/s/ MICHAEL J. ROCKENBACH

Michael J. Rockenbach
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for 1997).
3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).
3.3	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for 1997).
3.4	Amendment to Bylaws of the Company adopted by the Board of Directors on March 2, 2001.
3.5	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).
4.1	Rights Agreement, dated January 19, 1989, as amended (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).
4.2	Certificate regarding extension of Final Expiration Date of Rights Agreement dated January 18, 1999 (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-3, filed on May 17, 1999).
4.3	Form of 1.75% Convertible Subordinated Note due February 1, 2007 (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3, amended on June 28, 2002).
4.4	Indenture between the Company, as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated January 29, 2002, related to the Company’s 1.75% Convertible Subordinated Notes due February 1, 2007 (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-3, amended on June 28, 2002).
4.5	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation dated January 29, 2002, related to the Company’s 1.75% Convertible Subordinated Notes due February 1, 2007 (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-3, amended on June 28, 2002).
10.1	Standard Industrial Lease — Net dated April 6, 1982, between C.J. Segerstrom & Sons and the Company and amendments thereto (incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-1 [File No. 2-79466] filed on September 23, 1982, Exhibit 10.8 to the Company’s 1983 Annual Report on Form 10-K, and Exhibit 10.6 to the Company’s 1986 Annual Report on Form 10-K).
10.2	1993 Amendment to Standard Industrial Lease — Net dated April 29, 1993, between C.J. Segerstrom & Sons and the Company (incorporated by reference to Exhibit 10.9 to the Company’s 1993 Annual Report on Form 10-K).
10.3	Master Purchase Agreement dated March 12, 1998, between Emulex Corporation and K*TEC Electronics Corporation (incorporated by reference to Exhibit 10.21 to the Company’s 1999 Annual Report on Form 10-K).
10.4	Amendment to Master Purchase Agreement dated March 12, 1998, between Emulex Corporation and K*Tec Electronics Corporation (incorporated by reference to Exhibit 10.22 to the Company’s 1999 Annual Report on Form 10-K).
10.5	Amendment to Master Purchase Agreement effective February 1, 1999, between Emulex Corporation and K*Tec Electronics Corporation (incorporated by reference to Exhibit 10.23 to the Company’s 1999 Annual Report on Form 10-K).
10.6	Giganet, Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed March 2, 2001).
10.7	Emulex Corporation Employee Stock Option Plan, as amended.
10.8	Emulex Corporation 1997 Stock Option Plan for Non-Employee Directors, as amended.
10.9	Emulex Corporation Employee Stock Purchase Plan, as amended.
10.10	Consulting agreement dated December 7, 2000 between Cornelius A. Ferris and the Company (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2001).

Exhibit
Number	Description of Exhibit

10.11	Manufacturing agreement dated November 2, 2000, between Emulex Corporation and Manufacturers’ Services, Ltd. (incorporated by reference to Exhibit 10.14 to the Company’s 2001 Annual Report on Form 10-K).
10.12	Standard Commercial Lease between the Flatley Company and Giganet, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s 2001 Annual Report on Form 10-K).
10.13	Build to suit lease by and between C.J. Segerstrom & Sons, a California General Partnership, as landlord, and the Company, as tenant (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-3, amended on June 28, 2002).
10.14	Form of Key Employee Retention Agreement to which the following executive officers of the Company are a party: Paul F. Folino, Kirk D. Roller, Ronald P. Quagliara, William F. Gill, Sadie A. Herrera, Karen Mulvany, Michael J. Rockenbach, Michael E. Smith.
10.15	Form of Indemnification Agreement between the Company and each of its directors.
10.16	Lease dated June 30, 1999, by and between C.J. Segerstrom & Sons, a California General Partnership, as landlord, and the Company, as tenant.
10.17	First Amendment to Lease (amendment dated January 21, 2000), by and between C.J. Segerstrom & Sons, a California General Partnership as landlord, and the Company, as tenant.
10.18	Second Amendment to Lease (amendment dated February 7, 2001), by and between C.J. Segerstrom & Sons, a California General Partnership as landlord, and the Company, as tenant.
10.19	Third Amendment to Lease (amendment dated February 21, 2002), by and between C.J. Segerstrom & Sons, a California General Partnership as landlord, and the Company, as tenant.
10.20	Fourth Amendment to Lease (amendment dated May 2, 2002), by and between C.J. Segerstrom & Sons, a California General Partnership as landlord, and the Company, as tenant.
21	List of the Company’s subsidiaries.
23	Independent Auditors’ Consent.
99.1	Certification of Periodic Financial Reports by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.