Form 10-Q
period 2002-09-29
EMULEX CORP /DE/
filed 2002-11-12
CIK 350917

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One) [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 29, 2002

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No.   0-11007

EMULEX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 3535 Harbor Boulevard Costa Mesa, California (Address of principal executive offices)	51-0300558 (I.R.S Employer Identification No.) 92626 (Zip Code)

(714) 662-5600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [   ]

As of November 5, 2002, the registrant had 81,950,169 shares of common stock outstanding.

EMULEX CORPORATION AND SUBSIDIARIES

INDEX

PAGE

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets September 29, 2002 and June 30, 2002	2

Condensed Consolidated Statements of Operations Three months ended September 29, 2002 and September 30, 2001	3

Condensed Consolidated Statements of Cash Flows Three months ended September 29, 2002 and September 30, 2001	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations	11

Item 3. Qualitative and Quantitative Disclosures about Market Risk	30

Item 4. Controls and Procedures	30

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 6. Exhibits and Reports on Form 8-K	32

Signatures	34

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 29,	June 30,
	2002	2002

Assets

Current assets:

Cash and cash equivalents	$129,406	$282,561

Restricted cash	1,740	2,024

Investments	192,747	227,905

Accounts and other receivables, net	40,521	36,259

Inventories, net	18,376	14,833

Prepaid expenses	3,768	3,779

Deferred income taxes	37,536	30,205

Total current assets	424,094	597,566

Property and equipment, net	18,376	18,574

Investments	224,092	119,302

Goodwill, net	397,256	397,256

Other intangibles, net	31,421	32,874

Deferred income taxes	5,136	29,385

Other assets	7,908	12,407

	$1,108,283	$1,207,364

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$16,601	$12,663

Accrued liabilities	18,474	19,677

Income taxes payable	8,391	7,020

Total current liabilities	43,466	39,360

Convertible subordinated notes	208,518	345,000

	251,984	384,360

Commitments and contingencies (note 7)

Stockholders’ equity:

Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	—	—

Common stock, $0.10 par value; 240,000,000 shares authorized; 81,876,248 and 81,800,909 issued and outstanding at September 29, 2002, and June 30, 2002, respectively	8,188	8,180

Additional paid-in capital	899,263	898,803

Deferred compensation	(6,310)	(7,156)

Accumulated deficit	(44,842)	(76,823)

Total stockholders’ equity	856,299	823,004

	$1,108,283	$1,207,364

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended

September 29,		September 30,
	2002	2001

Net revenues	$70,425	$52,744

Cost of sales	27,882	38,964

Gross profit	42,543	13,780

Operating expenses:

Engineering and development	13,673	10,909

Selling and marketing	4,664	5,299

General and administrative	2,746	2,847

Amortization of goodwill and other intangibles	1,453	39,064

Total operating expenses	22,536	58,119

Operating income (loss)	20,007	(44,339)

Nonoperating income:

Gain on repurchase of convertible subordinated notes	28,729	—

Interest income	3,702	2,603

Interest expense	(1,804)	(6)

Other income (expense), net	(30)	122

Total nonoperating income	30,597	2,719

Income (loss) before income taxes	50,604	(41,620)

Income tax provision (benefit)	18,623	(1,587)

Net income (loss)	$31,981	$(40,033)

Net income (loss) per share:

Basic	$0.39	$(0.49)

Diluted	$0.37	$(0.49)

Number of shares used in per share computations:

Basic	81,844	81,754

Diluted	89,166	81,754

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended

	September 29,	September 30,
	2002	2001

Cash flows from operating activities:

Net income (loss)	$31,981	$(40,033)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization of property and equipment	2,532	1,766

Gain on repurchase of convertible subordinated notes	(28,729)	—

Stock-based compensation	846	954

Amortization of goodwill and other intangibles	1,453	39,064

Loss on disposal of property and equipment	24	—

Deferred income taxes	16,918	—

Tax benefit from exercise of stock options	287	—

Provision for doubtful accounts	56	105

Changes in assets and liabilities:

Accounts and other receivables	(4,318)	204

Inventories	(3,543)	13,248

Income taxes receivable	—	(1,587)

Prepaid expenses and other assets	749	(145)

Accounts payable	3,938	(7,815)

Accrued liabilities	(1,026)	3,647

Income taxes payable	1,371	(10)

Net cash provided by operating activities	22,539	9,398

Cash flows from investing activities:

Additions to property and equipment	(2,358)	(2,346)

Decrease in restricted cash related to construction escrow account	284	—

Purchases of investments	(228,771)	(119,297)

Maturities of investments	159,139	123,057

Net cash provided by (used in) investing activities	(71,706)	1,414

Cash flows from financing activities:

Proceeds from issuance of common stock under stock option plans	181	274

Repurchase of common stock	—	(10,539)

Repurchase of convertible subordinated notes	(104,169)	—

Net cash used in financing activities	(103,988)	(10,265)

Net increase (decrease) in cash and cash equivalents	(153,155)	547

Cash and cash equivalents at beginning of period	282,561	36,471

Cash and cash equivalents at end of period	$129,406	$37,018

Supplemental disclosures:

Cash paid during the period for:

Interest	$3,052	$6

Income taxes	502	10

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.	Summary of Significant Accounting Policies and Basis of Presentation

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the financial position as of September 29, 2002, and June 30, 2002, and the condensed consolidated statements of operations for the three months ended September 29, 2002, and September 30, 2001, and the condensed consolidated statements of cash flows for the three month periods then ended. Certain reclassifications have been made to the condensed consolidated balance sheet as of June 30, 2002, to conform to the presentation as of September 29, 2002. Interim results for the three months ended September 29, 2002, are not necessarily indicative of the results that may be expected for the year ending June 29, 2003. The interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

Effective July 1, 2002, the Company adopted Financial Accounting Standards Board (“FASB”) Statement (“Statement”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” under which the recoverability of long-lived assets is assessed by determining whether the carrying value of an asset can be recovered through projected undiscounted future operating cash flows over its remaining life. The amount of impairment, if any, is measured based on fair value, which is determined using projected discounted future operating cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

2.	Inventories

Inventories, net, are summarized as follows:

	September 29,	June 30,
	2002	2002

	(in thousands)
Raw materials	$6,021	$4,166

Finished goods	12,355	10,667

	$18,376	$14,833

Starting in late September 2001, some of the Company’s major customers made announcements that general economic conditions, exacerbated by the increase in economic uncertainty in the aftermath of the terrorist events of September 11, 2001, were having a negative impact on their financial results. The announcements made, and forecasts received, indicated deteriorating demand for the Company’s one gigabit per second (“Gbps”) products as these customers were expected to migrate to two Gbps products for future purchases. As a result, the Company recorded an excess and obsolete inventory charge totaling $13.6 million during the first quarter of fiscal 2002. Subsequently, as a result of the sale of products for which a reserve had been recorded, the Company recorded a reduction of $0.2 million of this excess and obsolete inventory charge for the first three months of fiscal 2003 ended September 29, 2002. As of September 29, 2002, the remaining reserve for one Gbps products was $8.2 million. As with all inventory, the Company regularly compares forecasted demand for its one Gbps products against inventory on hand and open purchase commitments. Accordingly, the Company may have to increase excess and obsolete inventory reserves as forecasted demand changes. As of September 29, 2002, the Company had unreserved inventory on hand of approximately $4.1 million related to its one Gbps products.

3.	Goodwill and Other Intangibles

Goodwill and other intangibles, net, are as follows:

	September 29,	June 30,
	2002	2002

	(in thousands)
Intangible assets not subject to amortization:

Goodwill, net	$397,256	$395,470

Assembled workforce, net	—	1,786

Intangible assets not subject to amortization	$397,256	$397,256

Intangible assets subject to amortization:

Core technology and patents	$40,600	$40,600

Accumulated amortization, Core technology and patents	(9,183)	(7,733)

Completed technology	20	20

Accumulated amortization, Completed technology	(16)	(13)

Intangible assets subject to amortization	$31,421	$32,874

Effective July 1, 2002, the Company adopted Statement 142. As a result, the Company ceased amortizing goodwill of $397.3 million beginning July 1, 2002. Included in goodwill is $1.8 million of assembled workforce that was reclassified to goodwill effective July 1, 2002. In conjunction with the adoption of Statement 142, the Company completed its transitional goodwill impairment test for its one reporting unit during the three months ended September 29, 2002, with no impairment charges resulting. The goodwill will be tested for impairment at least annually.

The intangible assets subject to amortization are being amortized on a straight-line basis over the following estimated useful lives:

Core technology and patents	7

Completed technology	2

Aggregated amortization expense for the three months ended September 29, 2002, was $1.5 million and for the next five fiscal years is expected to be (in thousands):

For fiscal year ended 2003	$5,807

For fiscal year ended 2004	$5,800

For fiscal year ended 2005	$5,800

For fiscal year ended 2006	$5,800

For fiscal year ended 2007	$5,800

The following table presents the impact on net income (loss) and net income (loss) per share had Statement 142 been in effect for the three months ended September 30, 2001.

	Three Months Ended

	September 29,	September 30,
	2002	2001

	(in thousands, except per share data)
Net income (loss)	$31,981	$(40,033)

Add back: Goodwill amortization	—	37,444

Add back: Assembled workforce amortization	—	168

Adjusted net income (loss)	$31,981	$(2,421)

Basic net income (loss) per share:

Net income (loss) per share	$0.39	$(0.49)

Add back: Goodwill amortization	—	0.46

Add back: Assembled workforce amortization	—	—

Adjusted basic net income (loss) per share	$0.39	$(0.03)

Diluted net income (loss) per share:

Net income (loss) per share	$0.37	$(0.49)

Add back: Goodwill amortization	—	0.46

Add back: Assembled workforce amortization	—	—

Adjusted diluted net income (loss) per share	$0.37	$(0.03)

4.	Other Assets

Components of other assets are as follows:

	September 29,	June 30,
	2002	2002

	(in thousands)
Deferred debt issuance costs – convertible subordinated notes, net	$5,648	$9,882

Prepaid licensing fee	1,166	1,417

Refundable deposits	1,094	1,108

	$7,908	$12,407

5.	Accrued Liabilities

Components of accrued liabilities are as follows:

	September 29,	June 30,
	2002	2002

	(in thousands)
Payroll and related costs	$6,801	$6,369

Accrued inventory purchases	3,208	3,208

Accrued interest	598	2,498

Warranty and related reserves	2,200	2,244

Deferred revenue	1,080	1,255

Advertising and promotions	1,594	1,628

Other	2,993	2,475

	$18,474	$19,677

6.	Convertible Subordinated Notes

On January 23, 2002, the Company announced a private placement of $300.0 million aggregate principal amount of 1.75 percent convertible subordinated notes due February 1, 2007. Interest is payable in cash on February 1 and August 1 of each year beginning August 1, 2002. In addition, the Company granted the initial purchasers of the notes a 30-day option, which they exercised, to purchase an additional $45.0 million principal amount of the notes. These notes may be converted by the holder at any time into shares of the Company’s common stock at the conversion price of $53.84 per share, subject to the potential adjustments described in the terms of the notes issued. The Company may redeem the notes on or after February 5, 2005, in whole or in part. The Company incurred associated issuance costs of approximately $11.0 million (see note 4). The $345.0 million transaction closed on January 29, 2002.

During the three months ended September 29, 2002, the Company’s Board of Directors expanded the Company’s stock repurchase program to include the repurchase of the Company’s convertible subordinated notes as well as shares of the Company’s common stock. The combined program authorizes the repurchase of up to four million shares with three million shares of common stock still available for repurchase at September 29, 2002, and up to an additional $125.0 million to be spent on the repurchase of the convertible subordinated notes. In August 2002, the Company bought back approximately $136.5 million of its convertible subordinated notes at a discount to face value, spending $104.2 million. The repurchased notes were cancelled, leaving convertible subordinated notes outstanding with a face value of $208.5 million, which, if converted, would result in the issuance of approximately 3.9 million shares. The resulting net pre-tax gain of $28.7 million from the repurchase of the convertible subordinated notes was recorded for the three months ended September 29, 2002.

7.	Commitments and Contingencies

Litigation

Beginning on or about February 20, 2001, the Company and certain of its officers and directors were named as defendants in a number of securities class action lawsuits filed in the United States District Court, Central District of California. The plaintiffs in the actions purport to represent purchasers of the Company’s common stock during various periods ranging from January 18, 2001, through February 9, 2001. The complaints allege that the Company and certain of its officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints generally seek compensatory damages, costs and attorney’s fees in an unspecified amount. Pursuant to a Stipulation and Court Order, the actions have been consolidated. On August 24, 2001, an Amended and Consolidated Complaint was filed. Defendants’ motion to dismiss was denied by way of an order dated March 7, 2002. Defendants’ motion for reconsideration of that order was denied by an order dated May 3, 2002. Plaintiffs have commenced discovery. The court certified the class action by an order dated September 30, 2002. The court has scheduled a trial setting conference on June 6, 2003, with an expectation that the case will be set for trial in July, 2003. As a result of these class action lawsuits, a number of derivative cases were filed in state courts in California and Delaware, and in federal court in California, alleging that certain officers and directors breached their fiduciary duties to the Company in connection with the events alleged in the class action lawsuits. The derivative cases filed in California state courts have been consolidated in Orange County Superior Court and plaintiffs filed a consolidated and amended complaint on January 31, 2002. On May 10, 2002, the Orange County Superior Court ordered that the consolidated actions be stayed pending resolution of the federal class action described above. The derivative suit in Delaware was dismissed on August 28, 2001. On March 15, 2002, the United States District Court for the Central District of California ordered that the federal derivative action be stayed pending resolution of the class action lawsuit described above. The plaintiffs in that action filed a motion for reconsideration of that order, which was denied by an order dated June 3, 2002. The above-described litigation could result in substantial costs to the Company and a diversion of management’s attention and resources. While the Company believes that the lawsuits are without legal merit and intends to defend them vigorously, because the lawsuits are at an early stage, it is not possible to predict whether the Company will incur any material liability in connection with such lawsuits. The Company has received inquiries about events giving rise to the lawsuits from the Securities and Exchange Commission and the Nasdaq Stock Market.

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

Effective October 11, 2002, the Board of Directors approved authorization of an additional 750 thousand shares for issuance under the Employee Stock Purchase Plan, subject to stockholder approval. As a result, in the event the fair market value of the Company’s common stock increases above $10.85 (the fair market value as of the close of business on October 11, 2002) on the date the amendment is approved by the stockholders, the Company will incur a charge against earnings. Because the amount of such charge depends on employee participation levels as well as the future price of the Company’s common stock, the exact amount of any such charge cannot be calculated at this time. The annual meeting of the stockholders of the Company will be held on November 21, 2002.

The Company recorded an estimated excess and obsolete inventory charge of $13.6 million associated with older-generation one Gbps products during the three months ended September 30, 2001. Subsequently, as a result of the sale of products for which a reserve had been recorded, the Company recorded a reduction of $0.2 million of this excess and obsolete inventory charge for the first three months of fiscal 2003 ended September 29, 2002. As of September 29, 2002, the remaining reserve for one Gbps products was $8.2 million. As with all inventory, the Company regularly compares forecasted demand for its one Gbps products against inventory on hand and open purchase commitments. Accordingly, the Company may have to increase excess and obsolete inventory reserves as forecasted demand changes. As of September 29, 2002, the Company had unreserved inventory on hand of approximately $4.1 million related to its one Gbps products.

The Company was previously required to enter into an end-of-life purchase agreement for a key inventory component as the sole-source manufacturer of this component announced their discontinued manufacturing of the component. As of September 29, 2002, the Company’s remaining purchase obligation was $10.4 million. In relation to the excess and obsolete inventory charge associated with older generation one Gbps products, the Company has accrued $3.2 million, which represented the Company’s commitment to purchase this key component in excess of forecasted demand and as a result was impaired.

During the third quarter of fiscal 2002, the Company entered into an agreement to relocate its headquarters locally in Costa Mesa, California. The Company will finance the build to suit construction phase of the new facility with its own capital, before beginning a 10-year lease term with an option to buy the land and buildings during the first six months of the lease term. If the Company does not exercise its option to purchase the facility, the landlord will obtain permanent financing and reimburse the Company for the construction costs. The Company’s total gross undiscounted financial commitment for the 10-year lease term would be approximately $46.0 million. At September 29, 2002, the Company had restricted cash of $1.7 million in escrow associated with the construction of the headquarters.

8.	Earnings per Share

Basic net income (loss) per share and diluted net loss per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing adjusted net income by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the dilutive potential common shares from stock option plans and convertible subordinated notes had been issued. The dilutive effect of outstanding stock options is reflected in diluted net income per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended

	September 29,	September 30,
	2002	2001

	(in thousands, except per share data)
Numerator:

Net income (loss)	$31,981	$(40,033)

Adjustment for interest expense on convertible subordinated notes, net of tax	1,141	—

Numerator for diluted net income (loss) per share	$33,122	$(40,333)

Denominator:

Denominator for basic net income (loss) per share — weighted average shares outstanding	81,844	81,754

Effect of dilutive securities:

Dilutive options outstanding	1,806	—

Dilutive common shares from assumed conversion of subordinated notes	5,516	—

Denominator for diluted net income (loss) per share — adjusted weighted average shares	89,166	81,754

Basic net income (loss) per share	$0.39	$(0.49)

Diluted net income (loss) per share	$0.37	$(0.49)

Antidilutive options excluded from computation	5,673	9,557

Average market price of common stock	$18.85	$21.20

The antidilutive options were excluded from the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares during the three months ended September 29, 2002. As the Company recorded a net loss for the three months ended September 30, 2001, all outstanding stock options were excluded from the calculation of diluted net loss per share, because the effect would have been antidilutive.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in this Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders and in press releases. In addition, the Company’s representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as “anticipates,” “in the opinion,” “believes,” “intends,” “expects,” “may,” “will,” “should,” “could,” “plans,” “forecasts,” “estimates,” “predicts,” “projects,” “potential,” “continue,” and similar expressions may be intended to identify forward-looking statements.

Actual future results could differ materially from those described in the forward-looking statements as a result of a variety of factors, including those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, and, in particular, the subsection entitled “Risk Factors” set forth therein, and in the Company’s most recently filed Annual Report on Form 10-K. These factors include the fact that the economy generally, and the technology and storage segments specifically, have recently been in a state of uncertainty making it difficult to determine if past experience is a good guide to the future and making it impossible to determine if markets will grow or shrink in the short term. Recently, the Company’s results have been significantly impacted by a widespread slowdown in technology investment that has also pressured the storage networking market that is the mainstay of the Company’s business. A prolonged downturn in information technology spending could adversely affect the Company’s revenues and results of operations. As a result of this uncertainty, the Company is unable to predict with any accuracy what future results might be. Other factors affecting these forward-looking statements include, but are not limited to, the following: slower than expected growth of the storage networking market or the failure of the Company’s Original Equipment Manufacturer (“OEM”) customers to successfully incorporate the Company’s products into their systems; the Company’s dependence on a limited number of customers and the effects of the loss of, or decrease or delays in orders by, any such customers, or the failure of such customers to make payment; the timing and market acceptance of the Company’s or the Company’s OEM customers’ new or enhanced products; the Company’s lack of backlog and the booking patterns of the Company’s customers; the effects of terrorist activities and resulting political or economic instability; the highly competitive nature of the markets for the Company’s products as well as pricing pressures that may result from such competitive conditions; the Company’s ability and the ability of the Company’s OEM customers to keep pace with the rapid technological changes in the Company’s industry and gain market acceptance for new products and technologies; the effect of rapid migration of customers towards newer product platforms; possible transitions from board level to application specific integrated circuit (“ASIC”) solutions for selected applications; a shift in unit product mix from high end to midrange products; a decrease in the average unit selling prices or an increase in the manufactured cost of the Company’s Fibre Channel products; delays in product development; the Company’s reliance on third-party suppliers and subcontractors for components and assembly; any inadequacy of the Company’s intellectual property protection or the potential for third-party claims of infringement; the Company’s ability to attract and retain key technical personnel; the Company’s dependence on foreign sales; the effect of acquisitions and changes in accounting standards.

Readers should carefully review these cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends and are in addition to other factors discussed elsewhere in this Form 10-Q, in the Company’s filings with the Securities and Exchange Commission or in materials incorporated therein by reference. The Company cautions the reader, however, that these lists of risk factors may not be exhaustive. The Company expressly disclaims any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances. References contained herein to “Emulex,” the “Company,” “our” and “us” refer to Emulex Corporation and its subsidiaries. References to dollar amounts are in thousands, except share and per-share data, unless otherwise specified.

Company Overview

Emulex Corporation is a leading designer, developer and supplier of a broad line of storage networking host bus adapters (“HBAs”) and application-specific computer chips (“ASICs”) that provide connectivity solutions for storage area networks (“SANs”), network attached storage (“NAS”), and redundant array of independent disks

(“RAID”) storage. HBAs are the data communication products that enable servers to connect to storage networks by offloading communication processing tasks as information is delivered and sent to the network. The Company’s products are based on internally developed ASIC and embedded firmware and software technology, and offer support for a wide variety of SAN protocols, configurations, system interfaces and operating systems. Emulex’s architecture offers customers a stable applications program interface (“API”), that has been preserved across multiple generations of adapters and to which many of the world’s leading OEMs have customized software for mission-critical server and storage system applications.

Recently, the majority of the Company’s revenues have been comprised of products based on Fibre Channel technology. The Company’s Fibre Channel development efforts began in 1992 and the Company shipped its first Fibre Channel product in volume in 1996. According to IDC and Dataquest, in calendar 2001 the Company was the world’s largest provider of Fibre Channel host bus adapters. In March 2001, the Company acquired Giganet, a leading developer of storage networking products based on Ethernet and Internet Protocol (“IP”) technologies. Effective July 2, 2001, Giganet was merged with and into Emulex Corporation, a California corporation that is the primary operating subsidiary of the Company. The Company’s strategy with this acquisition is to leverage Giganet’s technology and extend the Company’s market-leading HBA APIs into Internet Small Computer Systems Interface (“iSCSI”) and Virtual Interface (“VI”) based portions of the storage networking market. The Company has secured significant customer relationships with the world’s leading storage and server suppliers, including Dell, EMC, Fujitsu-Siemens, Groupe Bull, Hewlett-Packard, Hitachi Data Systems, IBM, NEC, Network Appliance and Unisys. In addition, the Company includes industry leaders Brocade, Intel, INRANGE, Legato, McDATA, Microsoft, and Veritas among its strategic partners. The Company markets to OEMs and end-users through its own worldwide selling organization, as well as to distribution partners. Corporate headquarters are located in Costa Mesa, California. As of September 29, 2002, the Company had a total of 356 employees.

Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements included elsewhere herein.

	Percentage of Net Revenues
	for the Three Months ended

	September 29,	September 30,
	2002	2001

Net revenues	100.0%	100.0%

Cost of sales	39.6	73.9

Gross profit	60.4	26.1

Operating expenses:

Engineering and development	19.4	20.7

Selling and marketing	6.6	10.0

General and administrative	3.9	5.4

Amortization of goodwill and other intangibles	2.1	74.1

Total operating expenses	32.0	110.2

Operating income (loss)	28.4	(84.1)

Nonoperating income	43.5	5.2

Income (loss) before income taxes	71.9	(78.9)

Income tax provision (benefit)	26.5	(3.0)

Net income (loss)	45.4%	(75.9)%

Net Revenues

Net revenues for the first three months of fiscal 2003 ended September 29, 2002, were $70.4 million, an increase of $17.7 million, or 34 percent, from $52.7 million for the same three months of fiscal 2002 ended September 30, 2001. Net revenues for the three months ended September 29, 2002, consisted of $48.6 million from sales to OEMs, $21.7 million from sales through distribution channels and $0.1 million from sales directly to end-users. This represents an increase in OEM sales of $7.6 million, or 18 percent, an increase in distribution sales of $10.3 million, or 90 percent, and a decrease in end-user sales of $0.2 million, or 63 percent, compared to the same three months of fiscal 2002. A major factor in this shift from OEM to distribution net revenues is that beginning in the three months ended June 30, 2002, one of the Company’s larger OEM customers began sourcing more product through distribution rather than purchasing it directly. The Company continues to believe net revenues in this market are being generated primarily from OEMs taking product directly and through other distribution channels. Additionally, the widespread slowdown in technology investment has affected the Company’s OEM and distribution customers, both domestically and internationally, at different times and in varying degrees of severity.

From a product line perspective, net revenues generated from the Company’s Fibre Channel products for the three months ended September 29, 2002, were $68.8 million, or 98 percent of total net revenues. This represents an increase of $17.2 million, or 33 percent, from the same three months of fiscal 2002. During the second half of fiscal 2001, the Company first experienced a downturn in Fibre Channel host bus adapter demand that continued into the three months ended September 30, 2001. The Company believes industry-wide decreases in end-user demand for technology solutions caused this downturn in demand. Although the Company’s Fibre Channel revenues for the three months ended September 29, 2002, increased compared to the same three months of fiscal 2002, there is still a significant amount of uncertainty as to what stage of a recovery, if any, the market for technology solutions, and consequently, the Company, is experiencing. Net revenues from the Company’s IP Storage Networking products, which were added to the Company’s product offerings in the third quarter of fiscal 2001 with the acquisition of Giganet, were $1.6 million, or two percent of total net revenues for the three months ended September 29, 2002. This represents an increase of $0.9 million, or approximately 111 percent, compared to the same three months of fiscal 2002 due primarily to increased demand for the Company’s Virtual Interface/Internet Protocol (“VI/IP”) products. Net revenues from the Company’s traditional networking products were immaterial for the three months ended September 29, 2002, and $0.4 million, or one percent, of total net revenues for the same three months of fiscal 2002. This decrease in net revenues from the Company’s traditional networking products was principally due to the planned discontinuance of the Company’s efforts related to these products. The Company’s traditional networking products entered end-of-life status in fiscal 2000 and the Company expects that these will contribute negligible, if any, revenues in future periods.

For the three months ended September 29, 2002, direct sales to IBM and Hewlett-Packard each separately accounted for 23 percent of the Company’s total net revenues. Direct sales to no other customer accounted for more than 10 percent of total net revenues. Additionally, some of the Company’s larger OEM customers purchased products indirectly through distributors, resellers or other third parties. Total net revenues, including direct sales to the Company’s customers and their customer-specific models purchased indirectly through other distribution channels, amounted to 25 percent of the Company’s total net revenues for IBM, 23 percent for Hewlett-Packard, and 18 percent for EMC for the three months ended September 29, 2002. For the same three months of fiscal 2002, direct sales to Hewlett-Packard and Compaq (if aggregated); IBM; and EMC accounted for 29 percent, 19 percent, and 11 percent of the Company’s total net revenues, respectively. Direct sales to no other customer accounted for more than 10 percent of total net revenues during this period. Total net revenues, including direct sales to the Company’s customers and their customer-specific models purchased indirectly through other distribution channels, amounted to 29 percent of the Company’s total net revenues for Hewlett-Packard and Compaq (if aggregated); 24 percent for EMC; and 22 percent for IBM for the three months ended September 30, 2001. Direct sales to the Company’s top five customers accounted for 67 percent of total net revenues for both the three months ended September 29, 2002, and the same three months of fiscal 2002. The Company’s net revenues from its customers can be significantly impacted by changes in the business models of its customers. Beginning in the three months ended June 2002, EMC began sourcing more product through distribution rather than purchasing it directly. Consequently, direct sales to EMC could be impacted. Additionally, EMC has formed an alliance with Dell and entered into a worldwide manufacturing agreement with Dell. Consequently, some Emulex models previously sold under EMC-specific model numbers are now being sold under Dell-specific model numbers, and total net revenues for EMC, including direct sales to EMC and their customer-specific models purchased indirectly through other distribution channels, have been reduced as a result of this Dell alliance.

Domestic net revenues were $48.3 million, or 69 percent of total net revenues, for the three months ended September 29, 2002, and $33.8 million, or 64 percent of total net revenues for the same three months of fiscal 2002. International net revenues were $22.1 million, or 31 percent of total net revenues, for the three months ended September 29, 2002, and $19.0 million, or 36 percent of total net revenues for the same three months of fiscal 2002. The Company believes the increase in domestic net revenues of $14.5 million, or 43 percent, and the increase in international net revenues of $3.2 million, or 17 percent, are principally a function of the overall size of the market for Fibre Channel products and increased market acceptance of the Company’s Fibre Channel products.

Gross Profit

Cost of sales included the cost of production of finished products as well as support costs and other expenses related to inventory management, manufacturing quality and order fulfillment. For the three months ended September 29, 2002, gross profit increased $28.8 million, or 209 percent, to $42.5 million from $13.8 million in the three months ended September 30, 2001. Gross margin increased to 60 percent for the three months ended September 30, 2002 compared to 26 percent in the comparable three months of fiscal 2002, primarily due to the comparable three months of fiscal 2002 including an excess and obsolete inventory charge of $13.6 million associated with older-generation one gigabit per second (“Gbps”) products. Starting in late September 2001, some of the Company’s major customers made announcements that general economic conditions, exacerbated by the increase in economic uncertainty in the aftermath of the terrorist events of September 11, 2001, were having a negative impact on their financial results. The announcements made, and forecasts received, indicated deteriorating demand for the Company’s one Gbps products as these customers were expected to migrate to two Gbps products for future purchases. As a result, the Company recorded an estimated excess and obsolete inventory charge totaling $13.6 million during the first quarter of fiscal 2002. Subsequently, as a result of generally improved demand exceeding prior estimates and the sale of products for which a reserve had been recorded, the Company recorded reductions of this excess and obsolete inventory charge. For the three months ended September 29, 2002 the reduction was $0.2 million. Excluding the reduction of the excess and obsolete inventory reserve of $0.2 million for the three months ended September 29, 2002, and the excess and obsolete charge of $13.6 million from the comparable three months of fiscal 2002, gross profit would have been $42.4 million and $27.4 million, respectively, and gross margin would have been 60 percent and 52 percent, respectively. The increase in gross profit and gross margin, excluding the inventory charge and subsequent reduction, for the three months ended September 29, 2002, compared to the same three months of fiscal 2002 was primarily due to cost reductions for Fibre Channel products, higher Fibre Channel net revenues, and changes in product mix. Additionally, cost of sales included $4 thousand and $17 thousand of amortized deferred compensation expense related to the acquisition of Giganet for the three months ended September 29, 2002, and September 30, 2001, respectively.

Engineering and Development

Engineering and development expenses consisted primarily of salaries and related expenses for personnel engaged in the design, development and technical support of the Company’s products. These expenses included third-party fees paid to consultants, prototype development expenses and computer services costs related to supporting computer tools used in the design process. Engineering and development expenses were $13.7 million and $10.9 million for the three months ended September 29, 2002, and September 30, 2001, representing 19 and 21 percent of net revenues, respectively. Engineering and development expenses increased by $2.8 million, or 25 percent, for the three months ended September 29, 2002, compared to the same three months of fiscal 2002, due to the Company’s increased investment in its Fibre Channel and Internet Protocol engineering and development, which included increased engineering and development headcount. Engineering and development expenses included $0.5 million of amortized deferred compensation expenses related to the acquisition of Giganet for both the three months ended September 29, 2002, and September 30, 2001. Due to the technical nature of the Company’s products, engineering support is a critical part of the Company’s strategy during both the development of its products and the support of its customers from product design through deployment into the market. Management intends to continue to make significant investments in the technical support and enhancement of the Company’s current products, as well as the continued development of new products. Engineering expenses can fluctuate from quarter to quarter depending on several factors, including new product introduction schedules, hiring patterns and depreciation of capital equipment.

Selling and Marketing

Selling and marketing expenses consisted primarily of salaries, commissions and related expenses for personnel engaged in the marketing and sales of the Company’s products, as well as trade shows, product literature, promotional support costs and other advertising related costs. Selling and marketing expenses were $4.7 million and $5.3 million for the three months ended September 29, 2002, and September 30, 2001, representing seven and 10 percent of net revenues, respectively. Selling and marketing expenses decreased by $0.6 million, or 12 percent, for the three months ended September 29, 2002, compared to the same three months of fiscal 2002. This decrease was primarily due to lower selling and marketing headcount and decreased promotion and advertising costs. Selling and marketing expenses included $0.2 million and $0.3 million of amortized deferred compensation expense related to the acquisition of Giganet for the three months ended September 29, 2002, and September 30, 2001, respectively. Additionally, the Company recognized $63 thousand and $50 thousand of amortized deferred compensation expense for the three months ended September 29, 2002, and September 30, 2001, respectively, associated with a change to the United Kingdom’s tax laws.

General and Administrative

General and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees and other associated corporate expenses. General and administrative expenses were $2.7 million and $2.8 million for the three months ended September 29, 2002, and September 30, 2001, representing four and five percent of net revenues, respectively. General and administrative expenses remained essentially flat; decreasing by $0.1 million, or four percent, for the three months ended September 29, 2002, compared to the same three months of fiscal 2002, due to the Company’s emphasis on operating expense controls. General and administrative expenses included $56 thousand and $60 thousand of amortized deferred compensation expenses related to the acquisition of Giganet for the three months ended September 29, 2002, and September 30, 2001, respectively.

Amortization of Goodwill and Other Intangibles

Amortization of goodwill and other intangibles included the amortization of intangible assets with estimable lives for the three months ended September 29, 2002. For the three months ended September 30, 2001, amortization of goodwill and other intangible assets included the amortization of goodwill and the amortization of other intangible assets with estimable lives. All intangible assets relate to the purchase of Giganet, completed during fiscal 2001. The amortization of intangibles was $1.5 million for the three months ended September 29, 2002, and amortization of goodwill and other intangibles was $39.1 million for the same three months of fiscal 2002, representing two and 74 percent of net revenues, respectively. For the three months ended September 29, 2002, the amortization consisted of amortization for core technology and patents of $1.5 million and $3 thousand for completed technology. For the comparable three months of fiscal 2002, the amortization consisted primarily of $37.4 million and $0.2 million for goodwill and assembled workforce, respectively; as well as $1.5 million for core technology and patents and $3 thousand for completed technology. The goodwill will be tested for impairment at least annually. The Company has completed its transitional goodwill impairment analysis under Financial Accounting Standards Board (“FASB”) Statement (“Statement”) 142 with no impairment charges resulting.

Nonoperating Income

Nonoperating income for the three months ended September 29, 2002, consisted primarily of a net gain on the repurchase of convertible subordinated notes and interest income partially offset by interest expense. The Company’s nonoperating income increased $27.9 million to $30.6 million for the three months ended September 29, 2002, from $2.7 million for the same three months of fiscal 2002. The increase is due primarily to a $28.7 million gain from the repurchase of convertible subordinated notes during the three months ended September 29, 2002. Additionally, while lower interest rates caused lower interest percentage yields, the increase in the Company’s invested funds caused an increase in interest income to $3.7 million for the three months ended September 29, 2002, from $2.6 million for the three months ended September 30, 2001. For the three months ended September 29, 2002, interest expense of $1.8 million associated with the Company’s issuance of convertible subordinated notes during the second half of fiscal 2002 was included.

Income Taxes

For the three months ended September 29, 2002, the Company recorded a tax provision in the amount of $18.6 million or approximately 37 percent of income before income taxes. For the same three months of the prior fiscal year, the Company recorded a tax benefit in the amount of $1.6 million, or four percent of the loss before income taxes. The tax benefit for the same three months of fiscal 2002 was lower than the statutory federal tax rate primarily due to the non-deductibility of the goodwill amortization.

The Company is undergoing examination by the Internal Revenue Service of its 1998 U.S. tax return. In the opinion of management, this examination will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

New Accounting Standards

In July 2002, the FASB issued Statement 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Statement 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by Statement 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing or other exit or disposal activities. Statement 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company believes the adoption of this standard will not have a material impact on the Company’s financial position, results of operations or liquidity.

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

Revenue Recognition. The Company’s revenue recognition policies are in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101. The Company recognizes revenue at the time of shipment when title and risk of loss have passed, evidence of an arrangement has been obtained, and collectibility has been reasonably assured. The Company makes certain sales through two-tier distribution channels and has various agreements with certain of its distributors and Master Value Added Resellers (collectively the “Distributors”). These agreements may be terminated upon written notice by either party. Additionally, these Distributors are generally given privileges to return a portion of inventory and to participate in price protection and cooperative marketing programs. Therefore, the Company recognizes revenues on standard products to its Distributors based on data received from the Distributors and management’s estimates to approximate the point that these products have been resold by the Distributors. Additionally, the Company maintains appropriate accruals and allowances for these programs.

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

Goodwill, Other Intangibles, and Long-Lived Assets. Goodwill and other intangibles resulting from the acquisition of Giganet are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets, ranging from two to seven years. The Company adopted Statement 142 effective July 1, 2002, and no longer amortizes goodwill and other intangibles that have indeterminate useful lives. The adoption of Statement 142 had a significant effect on the Company’s results of operations. The Company has completed its transitional impairment analysis under Statement 142 and found no impairment upon the adoption of Statement 142 as of July 1, 2002. In accordance with Statement 142, goodwill and other intangibles that have indeterminate lives will be tested for impairment at least annually. Any impairment loss could materially and adversely affect the Company’s results of operations.

The Company applies Statement 144, under which the recoverability of long-lived assets is assessed by determining whether the carrying value of an asset can be recovered through projected undiscounted future operating cash flows over its remaining life. The amount of impairment, if any, is measured based on fair value, which is determined using projected discounted future operating cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Inventories. Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. The Company uses a standard cost system for purposes of determining cost. The standards are adjusted periodically to ensure they approximate actual cost. The Company regularly compares forecasted demand and the composition of the forecast for its products against inventory on hand and open purchase commitments to ensure the carrying value of inventory is at net realizable value. Accordingly, the Company may have to increase excess and obsolete inventory reserves as forecasted demand changes.

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

Stock-Based Compensation. The Company accounts for its stock-based awards to employees using the intrinsic value method. Stock-based awards to non-employees are recorded using the fair value method. See Note 12 of the Consolidated Financial Statements in the Company’s most recently filed Form 10-K for more information.

Liquidity and Capital Resources

At September 29, 2002, the Company had $380.6 million in working capital, and $548.0 million in cash and cash equivalents, restricted cash, current investments and long-term investments. At June 30, 2002, the Company had $558.2 million in working capital, and $631.8 million in cash and cash equivalents, restricted cash, current investments and long-term investments. The Company’s cash and cash equivalents decreased by $153.2 million from $282.6 million as of June 30, 2002, to $129.4 million as of September 29, 2002. This decrease in cash and cash equivalents was due to the Company’s investing and financing activities, which used $71.7 million and $104.0 million of cash and cash equivalents, respectively. The use of cash by investing and financing activities was partially offset by operating activities, which provided $22.5 million of cash and cash equivalents.

Operating activities provided $22.5 million of cash and cash equivalents for the three months ended September 29, 2002. This increase in cash and cash equivalents was primarily from net income before non-cash activity. Such non-cash activity consisted primarily of the gain on the repurchase of convertible subordinated notes, deferred income taxes, depreciation and amortization of property and equipment, amortization of intangibles, stock-based compensation, and the tax benefit from the exercise of stock options. Additional increases in cash and cash equivalents were due to an increase in accounts payable, an increase in income taxes payable; and a decrease in prepaid expenses and other assets. These increases to net cash provided by operating activities were partially offset by an increase in accounts and other receivables, an increase in inventories, and a decrease in accrued liabilities. The increase in inventories of $3.5 million for the three months ended September 29, 2002, included the effect of the reduction of the excess and obsolete inventory reserve of $0.2 million associated with older generation one Gbps products. For the three months ended September 30, 2001, operating activities provided $9.4 million of cash and cash equivalents. This increase in cash and cash equivalents provided by operating activities for the three months ended September 30, 2001, was primarily due to the Company’s net income before non-cash activity such as the amortization of goodwill and other intangibles, stock-based compensation, and depreciation and amortization of property and equipment, as well as changes in other working capital balances. The changes in other working capital balances included the effect of an excess and obsolete charge of $13.6 million associated with older generation one Gbps products.

Investing activities; including primarily the purchases of investments of $228.8 million, maturities of investments of $159.1 million, and additions to property and equipment of $2.4 million; used $71.7 million of cash and cash equivalents for the three months ended September 29, 2002. For the same three months of fiscal 2002, investing activities; which included purchases of investments of $119.3 million, maturities of investments of $123.1 million, and additions to property and equipment of $2.3 million; provided $1.4 million of cash and cash equivalents.

Financing activities used $104.0 million of cash and cash equivalents for the three months ended September 29, 2002. This decrease in cash and cash equivalents was primarily due to the Company’s repurchase of approximately $136.5 million of convertible subordinated notes at a discount to face value, spending $104.2 million. This decrease in cash and cash equivalents was offset by $0.2 million of proceeds from the issuance of common stock under stock option plans. For the three months ended September 30, 2001, financing activities, which were limited to the repurchase of common stock partially offset by the net proceeds from the exercise of stock options, used $10.3 million of cash and cash equivalents. The Company’s Board of Directors has authorized the repurchase of up to four million common shares over the two years beginning in September 2001. The repurchase plan authorizes the Company to make repurchases in the open market or through privately negotiated transactions with the timing and terms of any purchase to be determined by management based on market conditions. During the first quarter of fiscal 2002, the Company repurchased one million common shares and did not subsequently repurchase any more shares during 2002, or during the three months ended September 29, 2002. During the three months ended September 29, 2002, the Company’s Board of Directors expanded the Company’s repurchase program to include the repurchase of the Company’s convertible subordinated notes as well as shares of the Company’s common stock. The combined program authorized the repurchase of up to four million shares of common stock, leaving three million common shares authorized for repurchase at September 29, 2002, and up to an additional $125.0 million to be spent on the repurchase of convertible subordinated notes, leaving $20.8 million authorized for repurchase at September 29, 2002.

On January 23, 2002, the Company announced a private placement of $300.0 million aggregate principal amount of 1.75 percent convertible subordinate notes due February 1, 2007. Interest is payable in cash on February 1 and August 1 of each year, beginning August 1, 2002. In addition, the Company granted the initial purchasers of the notes a 30-day option, which they exercised, to purchase an additional $45.0 million principal amount of the notes. These notes may be converted by the holder at any time into shares of the Company’s common stock at the conversion price of $53.84 per share, subject to the potential adjustments described in the terms of the notes issued. The Company may redeem the notes on or after February 5, 2005, in whole or in part. The Company incurred associated issuance costs of approximately $11.0 million. The $345.0 million transaction closed on January 29, 2002. The Company expects to use the net proceeds for general corporate purposes, including working capital and potential acquisitions. The Company currently has no understanding or agreements with respect to any acquisitions, and no assurance can be given that such transactions will be completed. Pending use of the net proceeds, the Company plans to invest the net proceeds in interest–bearing, investment grade securities and money-market instruments.

As noted above, in August 2002 the Company bought back approximately $136.5 million of its convertible subordinated notes at a discount to face value, spending $104.2 million. The repurchased notes were cancelled, leaving convertible subordinated notes outstanding with a face value of $208.5 million, which, if converted, would result in the issuance of approximately 3.9 million shares. The resulting net pre-tax gain of approximately $28.7 million from the repurchase of the convertible subordinated notes was recorded for the three months ended September 29, 2002.

The Company was previously required to enter into an end-of-life purchase agreement for a key inventory component as the sole-source manufacturer of this component announced their discontinued manufacturing of the component. As of September 29, 2002, the Company’s remaining purchase obligation was $10.4 million.

In 2002, the Company entered into an agreement to relocate its headquarters locally in Costa Mesa, California. The Company will finance the build to suit construction phase of the approximately 180 thousand square feet facility with its own capital, before beginning a 10-year lease term with an option to buy the land and buildings during the first six months of the lease term. If the Company does not exercise its option to purchase the facility, the landlord will obtain permanent financing and reimburse the Company for the construction costs. The Company believes the total cost would be less than $40.0 million if purchased. The Company’s total gross undiscounted financial commitment for the 10-year lease term would be approximately $46.0 million. At September 29, 2002, the Company had restricted cash of $1.7 million associated with the construction of the headquarters.

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

The following summarizes the Company’s contractual obligations at September 29, 2002, and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods:

	Payments Due by Period

	(in thousands)
		Less than 1 year:
		(Remaining	1-3	4-5	After 5
Contractual Obligations	Total	nine months)	years	years	years

Long-term debt	$224,939	$1,825	$7,298	$215,816	$—

Operating leases	6,821	2,224	3,636	940	21

Non-cancelable purchase obligations	10,408	10,408	—	—	—

New corporate headquarters – lease option	46,259	—	9,270	9,037	27,952

Total	$288,427	$14,457	$20,204	$225,793	$27,973

Risk Factors

A prolonged downturn in information technology spending in general or spending on high-performance computer and storage systems in particular could adversely affect our revenues and results of operations.

The demand for our Fibre Channel products, which represented 98 percent of our revenues for the three months ended September 29, 2002, has been supported by the demand for sophisticated networking and data storage solutions that support enterprise computing requirements, including on-line transaction processing, data mining, data warehousing, multimedia and Internet applications. Since the beginning of calendar 2001, the global economy has experienced a significant slowdown that has been exacerbated by the terrorist attacks on the United States and the resulting economic and political uncertainty throughout the world. Such downturn has resulted in substantial reductions in demand for networking, data storage and other information technology solutions and products. We are unable to predict the duration or depth of such downturn in technology spending. In the event that such downturn grows more severe or continues for an extended period of time, our business, results of operations, and financial condition may be adversely affected. The adverse effects of any sustained downturn in information technology spending on our operating results may be exacerbated by our research and development investments, strategic investments and merger and acquisition activity, as well as customer service and support, which are expected to continue despite any such downturn.

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

We rely almost exclusively on OEMs and sales through distribution channels for our revenue. For the three months ended September 29, 2002, we derived approximately 69 percent of our net revenues from OEMs and 31 percent from sales through distribution. We cannot be certain that we will retain our current OEM and distributor customers or that we will be able to recruit additional or replacement customers. As is common in an emerging technology industry, our agreements with OEMs and distributors are typically non-exclusive, have no volume commitments, and often may be terminated by either party without cause. Indeed, many of our OEM and distributor customers carry or utilize competing product lines. If we were to suddenly lose one or more important OEM or distributor customers to a competitor, our business, results of operations and financial condition could be materially adversely affected.

For the three months ended September 29, 2002, direct sales to IBM and Hewlett-Packard each separately accounted for 23 percent of our total net revenues. Direct sales to our top five customers accounted for 67 percent of total net revenues for both the three months ended September 29, 2002, and the same three months of fiscal 2002. Additionally, some of our larger OEM customers purchased products indirectly through distributors, resellers or other third parties. Total net revenues, including direct sales to our customers and their customer-specific models purchased indirectly through other distribution channels, amounted to 25 percent of our total net revenues for IBM; 23 percent for Hewlett-Packard and 18 percent for EMC in fiscal 2002.

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

Historically, we have generally shipped products quickly after we receive orders, meaning that we do not always have a significant backlog of unfilled orders. As a result, our revenues in a given quarter may depend substantially on orders booked in that quarter. Alternatively, orders already in backlog may be deferred or cancelled. Also, we have typically generated a large percentage of our quarterly revenues in the last month of the quarter. Our customers may change their accounting practices and purchasing patterns, thus reducing our ability to predict our quarterly sales. We may use blanket purchase orders with some customers, with customer-provided forecasts and customer controlled just-in-time pulls of products from hub warehouses, thus reducing our ability to predict our quarterly sales. As a result of these and other factors, we may not be able to accurately predict our quarterly sales. Because our expense levels are partially based on our expectations of future sales, in the event we experience unexpected decreases in quarterly sales, our expenses may be disproportionately large relative to our revenues and we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any shortfall in sales in relation to our quarterly expectations or any delay of customer orders would likely have an immediate and adverse impact on our results of operations and may adversely affect our stock price.

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

We are subject to credit risk associated with the concentration of our accounts receivable from our customers. Our days sales outstanding, or DSOs, were 39 days and 37 days at September 29, 2002, and June 30, 2002, respectively. There can be no assurance they will remain at this level or improve. If one of our current significant customers were to declare bankruptcy or if we were to lose one of our current significant customers and did not receive their payments due to us, we could experience a material adverse effect on our business, results of operations and financial condition.

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

The markets for our products are highly competitive and are characterized by rapid technological advances, price erosion, frequent new product introductions and evolving industry standards. Our current and potential competition consists of major domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources than we have. We also expect that an increasing number of companies will enter the markets for our storage networking products. Furthermore, larger companies in other related industries may develop or acquire technologies and apply their significant resources, such as distribution channels and brand recognition, to acquire significant market share. Emerging companies attempting to obtain a share of the existing markets act as potential competition as well. Additionally, our competitors continue to introduce products with improved price/performance characteristics, and we will have to do the same to remain competitive. We expect that large forecasts of market size growth will attract competition. As the market grows and matures, customers may qualify multiple sources for OEM or standard products, thus introducing competition into our existing customer accounts. Increased competition could result in significant price competition, reduced revenues, lower profit margins or loss of market share, any of which would have a material adverse effect on our business, results of operations and financial condition.

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

We have experienced losses in our history, most recently a net loss of $96.2 million in fiscal 2002, and $23.6 million in fiscal 2001. The net loss in fiscal 2002 included $156.2 million of amortization of goodwill and other intangibles related to the acquisition of Giganet, Inc. and a net excess and obsolete inventory charge of $10.1 million. The net loss in fiscal 2001 included $22.3 million of in-process research and development expenses and $52.1 million of amortization of goodwill and other intangibles related to the acquisition of Giganet, Inc. We had been amortizing goodwill and other intangibles related to the acquisition of Giganet, Inc. over periods of two to seven years. Beginning in the first quarter of fiscal 2003, when we adopted Financial Accounting Standards Board Statement No. 142, or Statement 142, “Goodwill and Other Intangible Assets,” we no longer amortize goodwill and other intangibles that have indeterminate useful lives. Any losses may adversely affect the perception of our business by analysts and investors which could adversely affect our stock price. While our recent losses have not been accompanied by negative cash flow from operations, to the extent that we are unable to generate positive operating profits, our financial condition may be materially adversely affected.

Our industry is subject to rapid technological change, and we must keep pace with the changes to successfully compete.

The markets for our products are characterized by rapidly changing technology, evolving industry standards and the frequent introduction of new products and enhancements. Our future success depends in a large part on our ability to enhance our existing products and to introduce new products on a timely basis to meet changes in customer preferences and evolving industry standards. Currently, new technologies and proposed new technologies such as 10 gigabit per second, or Gbps, optics; Infiniband; PCI-X; PCI Express; iSCSI; SCSI over IP, or SOIP; VI; RDMA; and iWarp; are still in development by many companies and it is impossible to know what the end technology will provide. We cannot be certain that we will be successful in developing, manufacturing and marketing new products or product enhancements that respond to such changes in a timely manner and achieve market acceptance. We also cannot be certain that we will be able to develop the underlying core technologies necessary to create new products and enhancements, or that we will be able to license the core technologies with commercially reasonable terms from third parties. In addition, a key element of our current business strategy is to develop ASICs in order to increase system performance and reduce manufacturing costs, thereby enhancing the price/performance of our storage networking products. We cannot be certain that we will be successful at developing and incorporating ASICs effectively and in a timely manner. If we are unable, for technological or other reasons, to develop new products, enhance or sell existing products, or consume existing products in a timely and cost-effective manner in response to technological and market changes, our business, results of operations and financial condition may be materially adversely affected.

The migration of our customers towards newer product platforms may have a significant adverse effect on our results of operations, including charges for obsolete inventory.

As our customers migrate from one platform to the enhanced price/performance of the next platform, we may experience reduced revenue, gross profit and gross margin levels associated with lower average selling prices and higher relative product costs associated with improved performance. Also, economic conditions during platform migration periods can have a significant impact on results. This was evidenced in late September 2001, as some of our major customers made announcements that general economic conditions, exacerbated by the increase in economic uncertainty in the aftermath of the terrorist events of September 11, 2001, were having a negative impact on their financial results. The announcements made, and forecasts received, indicated deteriorating demand for our one Gbps products as these customers were expected to migrate to two Gbps products for future purchases. As a result, we recorded a net inventory charge of $10.1 million in 2002. As with all inventory, we regularly compare forecasted demand for our one Gbps products against inventory on hand and open purchase commitments. Accordingly, we may have to increase excess and obsolete inventory reserves as forecasted demand changes.

The failure of our OEM customers to keep up with rapid technological change could adversely affect our business.

Our revenues depend significantly upon the ability and willingness of our OEM customers to develop, promote and deliver, on a timely basis, products that incorporate our technology. OEMs must commit significant resources to develop a product that incorporates our technology or solutions. The ability and willingness of OEM customers to develop, promote and deliver such products are significantly influenced by a variety of factors, many of which are outside of our control. We cannot be certain of the ability or willingness of our OEM customers to continue developing, marketing and selling products that incorporate our technology or solutions. Our business is dependent on our relationships with our OEM and distributor customers, so the inability or unwillingness of any of our significant customers to develop or promote products that use our technology or solutions would have a material adverse effect on our business, results of operations and financial condition.

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

Rapid shifts in customer purchases from our high-end server and storage solutions to midrange server and storage solutions could adversely affect our business.

Historically, the majority of our Fibre Channel revenues have come from our high-end server and storage solutions. In recent quarters, an increasing percentage of revenues have come from midrange server and storage solutions, which typically have lower average selling prices than our high-end server and storage solutions. If this trend were to be more abrupt or more widespread than anticipated, there can be no assurance that we will be able to modify our business model in a timely manner, if at all, in order to mitigate the effect of this trend on our business, results of operations and financial position.

A decrease in the average unit selling prices or an increase in the manufactured cost of our Fibre Channel products could adversely affect our gross margins and financial performance.

Since we introduced our first Fibre Channel products, we have experienced downward pressure on their average unit selling prices. We may provide stair step pricing discounts to customers based upon volume purchase criteria, and achievement of such discounts may reduce our average unit selling prices. Although historically we have achieved offsetting cost reductions, to the extent that average unit selling prices of our Fibre Channel products decrease without a corresponding decrease in the costs of such products, our gross margins and financial performance could be materially adversely affected. Furthermore, if the manufactured cost of our products were to increase due to inflation or other factors, our gross margins and financial performance could be materially adversely affected.

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

Additionally, key components that we use in our products may only be available from single sources with which we do not have contracts. For example, Intel is currently our sole supplier for some microprocessors and bridge chips used in our products, while IBM is the sole supplier of a bridge chip used in some of our other dual channel Fibre Channel products. In addition, we design our own ASICs that are embedded in our products, and these are manufactured by third-party semiconductor foundries such as LSI Logic and QuickLogic. In addition to hardware, we design software to provide functionality to our hardware products. In the past, we have also licensed software from third party providers for use with our traditional networking products, and most of these providers are the sole source for the software. However, both our software and the third party software are sold as embedded programs within the hardware products. The loss of one or more of our sole suppliers or third party foundries could have a material adverse effect on our business, results of operations and financial condition. In addition, an announcement made by one of our sole suppliers or third party foundries that they intend to stop producing a component in the future could cause us, based on forecasted demand that may or may not materialize, to enter into a long-term purchase commitment or make a last-time purchase that could have a material adverse effect on our business, results of operations and financial condition.

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

In July 2002, MSL notified us that they will be closing their facility within the United States that manufactured our products. As a result, the facility has been closed and we are transitioning a portion of the manufacturing of our products to an alternative MSL facility within the United States. We cannot predict the impact this move will have on us, but if we were to experience significant delays in product qualifications, completing production runs, or shipping product as a result of this move, and we were unable to compensate for this disruption elsewhere, it could have a material adverse effect on our business, results of operations and financial condition. Moreover, because we rely upon Suntron and MSL to manufacture, store and ship our products, the manufacturing and sale of our products would be temporarily suspended if either Suntron or MSL, or both, are unable or unwilling to complete production runs for us in the future, or experience any significant delays in completing production runs or shipping product. An interruption in supply of our products and the cost of qualifying and shifting production to an alternative manufacturing and distribution facility could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we rely upon the financial stability of our contract manufacturers, and their ability and willingness to continue as our contract manufacturers.

The inadequacy of our intellectual property protections could adversely affect our business.

We believe that our continued success depends primarily on continuing innovation, marketing and technical expertise, as well as the quality of product support and customer relations. At the same time, our success is partially dependent on the proprietary technology contained in our products. We currently rely on a combination of patents, copyrights, trademarks, trade secret laws and contractual provisions to establish and protect our intellectual property rights in our products. For a more complete description of our intellectual property, you should read “Business—Intellectual Property” in our most recently filed Annual Report on Form 10-K.

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

For the three months ended September 29, 2002, sales in the United States accounted for 69 percent of our total net revenues, sales in Europe accounted for 24 percent of our total net revenues, and sales in the Pacific Rim countries accounted for seven percent of our total net revenues. We expect that sales in the United States and Europe will continue to account for the substantial majority of our net revenues for the foreseeable future. All of our sales are currently denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. Additionally, some of our products are produced at a MSL production facility in Valencia, Spain and as a result we are subject to the risks inherent in international operations. Our international business activities could be affected, limited or disrupted by a variety of factors, including:

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

In January 2002, we completed a $345.0 million private placement of convertible subordinated notes, which are due February 1, 2007. Subsequently, during the three months ended September 29, 2002, we repurchased and cancelled approximately $136.5 million face value of such notes. To the extent that we utilize the proceeds of such private placement in a manner that results in us not having sufficient liquidity and capital resources to repay the principal amounts of the notes when due, we may be forced to raise additional funds through public or private debt or equity financings, which may not be available on favorable terms, if at all. If such financings were not available on favorable terms, our results of operations and financial condition could be materially adversely affected.

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

In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. In this regard, we and certain of our officers and directors were named as defendants in a number of securities class action lawsuits filed in the United States District Court, Central District of California. The plaintiffs in the actions purport to represent purchasers of our common stock during various periods ranging from January 18, 2001, through February 9, 2001. The complaints allege that we and certain of our officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints generally seek compensatory damages, costs and attorney’s fees in an unspecified amount. In addition, we have received inquiries about events giving rise to the lawsuits from the Securities and Exchange Commission and the Nasdaq Stock Market. While we believe that the lawsuits are without legal merit and intend to defend them vigorously, it is not possible to predict whether we will incur any material liability in connection with such lawsuits. See Part II – Item 1 – “Legal Proceedings” for a more complete discussion of such litigation.

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

Our shareholder rights plan and provisions of our certificate of incorporation and of the Delaware General Corporation Law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. The shareholder rights plan and these provisions of our certificate of incorporation and Delaware law are intended to encourage potential acquirers to negotiate with us and allow our board of directors the opportunity to consider alternative proposals in the interest of maximizing stockholder value. However, such provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price. You should read Note 12 to the Consolidated Financial Statements in our most recently filed Annual Report on Form 10-K, our certificate of incorporation and Delaware law for more information on the anti-takeover effects of provisions of our shareholder rights plan.

The purchase accounting treatment of the acquisition of Giganet may result in an impairment loss.

The valuation of our acquisition of Giganet was approximately $689.0 million which initially resulted in our recording of approximately $642.0 million of goodwill and other intangibles related to the acquisition. We had been amortizing these intangibles over periods of two to seven years. Beginning in the first quarter of fiscal 2003, when we adopted Statement 142, we no longer amortize goodwill and other intangibles that have indeterminate useful lives. In accordance with Statement 142, goodwill and other intangibles that have indeterminate lives will be tested for impairment at least annually. Any impairment loss could materially and adversely affect our results of operations. We currently have net goodwill related to the Giganet acquisition in the amount of $397.3 million.

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

Item 3.   Qualitative and Quantitative Disclosures about Market Risk

Interest Rate Sensitivity

At September 29, 2002, the Company’s investment portfolio consisted of fixed income securities, excluding those classified as cash equivalents, of $416.8 million. The Company has the positive intent and ability to hold these securities to maturity. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10 percent from the levels at September 29, 2002, the decline in the fair value of the portfolio would not be material to the Company’s financial position, results of operations and cash flows. However, if interest rates decreased and securities within the Company’s portfolio matured and were re-invested in securities with lower interest rates, interest income would decrease in the future.

Item 4.   Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (“SEC”), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of the Company’s disclosure controls and procedures which took place as of a date within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Since the date of the most recent evaluation of the Company’s internal controls by the Chief Executive and Chief Financial Officers, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II:   OTHER INFORMATION

Item 1.   Legal Proceedings

Beginning on or about February 20, 2001, the Company and certain of its officers and directors were named as defendants in a number of securities class action lawsuits filed in the United States District Court, Central District of California. The plaintiffs in the actions purport to represent purchasers of the Company’s common stock during various periods ranging from January 18, 2001, through February 9, 2001. The complaints allege that the Company and certain of its officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints generally seek compensatory damages, costs and attorney’s fees in an unspecified amount. Pursuant to a Stipulation and Court Order, the actions have been consolidated. On August 24, 2001, an Amended and Consolidated Complaint was filed. Defendants’ motion to dismiss was denied by way of an order dated March 7, 2002. Defendants’ motion for reconsideration of that order was denied by an order dated May 3, 2002. Plaintiffs have commenced discovery. The court certified the class action by an order dated September 30, 2002. The court has scheduled a trial setting conference on June 6, 2003, with an expectation that the case will be set for trial in July, 2003. As a result of these class action lawsuits, a number of derivative cases were filed in state courts in California and Delaware, and in federal court in California, alleging that certain officers and directors breached their fiduciary duties to the Company in connection with the events alleged in the class action lawsuits. The derivative cases filed in California state courts have been consolidated in Orange County Superior Court and plaintiffs filed a consolidated and amended complaint on January 31, 2002. On May 10, 2002, the Orange County Superior Court ordered that the consolidated actions be stayed pending resolution of the federal class action described above. The derivative suit in Delaware was dismissed on August 28, 2001. On March 15, 2002, the United States District Court for the Central District of California ordered that the federal derivative action be stayed pending resolution of the class action lawsuit described above. The plaintiffs in that action filed a motion for reconsideration of that order, which was denied by an order dated June 3, 2002. The above-described litigation could result in substantial costs to the Company and a diversion of management’s attention and resources. While the Company believes that the lawsuits are without legal merit and intends to defend them vigorously, because the lawsuits are at an early stage, it is not possible to predict whether the Company will incur any material liability in connection with such lawsuits. The Company received inquiries about events giving rise to the lawsuits from the Securities and Exchange Commission and Nasdaq Stock Market.

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

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for 1997)

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000)

Exhibit 3.3	Bylaws of the Company, as amended.

Exhibit 3.4	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989)

Exhibit 4.1	Rights Agreement, dated January 19, 1989, as amended (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989)

Exhibit 4.2	Certificate regarding extension of Final Expiration Date of Rights Agreement dated January 18, 1999 (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-3, filed on May 17, 1999)

Exhibit 4.3	Form of 1.75% Convertible Subordinated Note due February 1, 2007 (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3, amended on June 28, 2002)

Exhibit 4.4	Indenture between the Company, as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated January 29, 2002, related to the Company’s 1.75% Convertible Subordinated Notes due February 1, 2007 (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-3, amended on June 28, 2002)

Exhibit 4.5	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation dated January 29, 2002, related to the Company’s 1.75% Convertible Subordinated Notes due February 1, 2007 (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-3, amended on June 28, 2002)

Exhibit 10.1	Giganet, Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed March 2, 2001)

Exhibit 10.2	Emulex Corporation Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to the Company’s 2002 Annual Report on Form 10-K)

Exhibit 10.3	Emulex Corporation 1997 Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.8 to the Company’s 2002 Annual Report on Form 10-K)

Exhibit 10.4	Emulex Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix D to the Company’s 2002 proxy statement filed on October 21, 2002)

99.1	Certification of Periodic Financial Reports by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

The Registrant filed Form 8-K on September 3, 2002, with respect to expansion of the Registrant’s repurchase program to include the Registrant’s convertible subordinated notes and the subsequent repurchase of $136.5 million of convertible subordinated notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2002

EMULEX CORPORATION

By: /s/ Paul F. Folino

Paul F. Folino Chairman of the Board, Chief Executive Officer and Director

By: /s/ Michael J. Rockenbach

Michael J. Rockenbach Executive Vice President and Chief Financial Officer (Principal Financial & Chief Accounting Officer)

CERTIFICATIONS

I, Paul F. Folino, certify that:

         1.     I have reviewed this quarterly report on Form 10-Q of Emulex Corporation;

         2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report in being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant roles in the registrant’s internal controls; and

         6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 12, 2002

/s/ Paul F. Folino
Paul F. Folino
Chief Executive Officer

CERTIFICATIONS

         I, Michael J. Rockenbach, certify that:

         1.     I have reviewed this quarterly report on Form 10-Q of Emulex Corporation;

         2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report in being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant roles in the registrant’s internal controls; and

         6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 12, 2002

/s/ Michael J. Rockenbach
Michael J. Rockenbach
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for 1997)

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000)

Exhibit 3.3	Bylaws of the Company, as amended

Exhibit 3.4	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989)

Exhibit 4.1	Rights Agreement, dated January 19, 1989, as amended (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989)

Exhibit 4.2	Certificate regarding extension of Final Expiration Date of Rights Agreement dated January 18, 1999 (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-3, filed on May 17, 1999)

Exhibit 4.3	Form of 1.75% Convertible Subordinated Note due February 1, 2007 (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3, amended on June 28, 2002)

Exhibit 4.4	Indenture between the Company, as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated January 29, 2002, related to the Company’s 1.75% Convertible Subordinated Notes due February 1, 2007 (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-3, amended on June 28, 2002)

Exhibit 4.5	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation dated January 29, 2002, related to the Company’s 1.75% Convertible Subordinated Notes due February 1, 2007 (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-3, amended on June 28, 2002)

Exhibit 10.1	Giganet, Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed March 2, 2001)

Exhibit 10.2	Emulex Corporation Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to the Company’s 2002 Annual Report on Form 10-K)

Exhibit 10.3	Emulex Corporation 1997 Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.8 to the Company’s 2002 Annual Report on Form 10-K)

Exhibit 10.4	Emulex Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix D to the Company’s 2002 proxy statement filed on October 21, 2002)

99.1	Certification of Periodic Financial Reports by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.