Form 10-Q
period 2002-12-29
EMULEX CORP /DE/
filed 2003-02-11
CIK 350917

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 29, 2002

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 0-11007

EMULEX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0300558 (I.R.S Employer Identification No.)
3535 Harbor Boulevard Costa Mesa, California (Address of principal executive offices)	92626 (Zip Code)

(714) 662-5600
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   X     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes   X     No

As of February 7, 2003, the registrant had 82,059,951 shares of common stock outstanding.

EMULEX CORPORATION AND SUBSIDIARIES
INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	December 29,	June 30,
	2002	2002

Assets
Current assets:
Cash and cash equivalents	$113,674	$282,561
Restricted cash	13,168	2,024
Investments	254,293	227,905
Accounts and other receivables, net	44,115	36,259
Inventories, net	16,233	14,833
Prepaid expenses	4,007	3,779
Deferred income taxes	28,912	30,205

Total current assets	474,402	597,566
Property and equipment, net	20,176	18,574
Investments	188,419	119,302
Goodwill, net	397,256	397,256
Other intangibles, net	29,969	32,874
Deferred income taxes	6,460	29,385
Other assets	7,333	12,407

	$1,124,015	$1,207,364

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,702	$12,663
Accrued liabilities	20,152	19,677
Income taxes payable	6,593	7,020

Total current liabilities	40,447	39,360
Convertible subordinated notes	208,518	345,000

	248,965	384,360

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	—	—
Common stock, $0.10 par value; 240,000,000 shares authorized; 82,034,498 and 81,800,909 issued and outstanding at December 29, 2002, and June 30, 2002, respectively	8,203	8,180
Additional paid-in capital	902,355	898,803
Deferred compensation	(6,183)	(7,156)
Accumulated deficit	(29,325)	(76,823)

Total stockholders’ equity	875,050	823,004

	$1,124,015	$1,207,364

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended

	December 29,	December 30,	December 29,	December 30,
	2002	2001	2002	2001

Net revenues	$76,448	$62,211	$146,873	$114,955
Cost of sales	27,341	28,357	55,223	67,321

Gross profit	49,107	33,854	91,650	47,634

Operating expenses:
Engineering and development	15,922	11,553	29,595	22,462
Selling and marketing	4,359	5,023	9,023	10,322
General and administrative	3,322	2,827	6,068	5,674
Amortization of goodwill and other intangibles	1,452	39,064	2,905	78,128

Total operating expenses	25,055	58,467	47,591	116,586

Operating income (loss)	24,052	(24,613)	44,059	(68,952)

Nonoperating income:
Gain on repurchase of convertible subordinated notes	—	—	28,729	—
Interest income	3,237	2,025	6,939	4,628
Interest expense	(1,227)	(1)	(3,031)	(7)
Other income (expense), net	(56)	(52)	(86)	70

Total nonoperating income	1,954	1,972	32,551	4,691

Income (loss) before income taxes	26,006	(22,641)	76,610	(64,261)
Income tax provision	10,489	5,625	29,112	4,038

Net income (loss)	$15,517	$(28,266)	$47,498	$(68,299)

Net income (loss) per share:
Basic	$0.19	$(0.35)	$0.58	$(0.84)

Diluted	$0.19	$(0.35)	$0.56	$(0.84)

Number of shares used in per share computations:
Basic	81,979	81,106	81,912	81,430

Diluted	87,486	81,106	88,329	81,430

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended

	December 29,	December 30,
	2002	2001

Cash flows from operating activities:
Net income (loss)	$47,498	$(68,299)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	5,254	3,931
Gain on purchase of convertible subordinated notes	(28,729)	—
Deferred stock-based compensation	1,947	1,903
Amortization of goodwill and other intangibles	2,905	78,128
Loss on disposal of property and equipment	141	353
Deferred income taxes	24,218	(71)
Tax benefit from exercise of stock options	1,287	2,995
Provision for doubtful accounts	118	229
Changes in assets and liabilities:
Accounts and other receivables	(7,974)	2,478
Inventories	(1,400)	18,174
Prepaid expenses and other assets	1,085	(3,070)
Accounts payable	1,039	(16,050)
Accrued liabilities	652	8,110
Income taxes payable	(427)	648

Net cash provided by operating activities	47,614	29,459

Cash flows from investing activities:
Additions to property and equipment	(6,997)	(4,296)
Increase in restricted cash related to construction escrow account	(11,144)	—
Purchases of investments	(371,326)	(255,451)
Maturities of investments	275,821	254,158

Net cash used in investing activities	(113,646)	(5,589)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock option plans	877	1,412
Proceeds from issuance of common stock under employee stock purchase plan	437	569
Repurchase of common stock	—	(10,539)
Repurchase of convertible subordinated notes	(104,169)	—

Net cash used in financing activities	(102,855)	(8,558)

Net increase (decrease) in cash and cash equivalents	(168,887)	15,312

Cash and cash equivalents at beginning of period	282,561	36,471

Cash and cash equivalents at end of period	$113,674	$51,783

Supplemental disclosures:
Cash paid during the period for:
Interest	$3,053	$7
Income taxes	4,494	467

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.	Summary of Significant Accounting Policies and Basis of Presentation

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the Company’s financial position as of December 29, 2002, and June 30, 2002, and the condensed consolidated statements of operations for the three and six months ended December 29, 2002, and December 30, 2001, and the condensed consolidated statements of cash flows for the six month periods then ended. Certain reclassifications have been made to the condensed consolidated balance sheet as of June 30, 2002, to conform to the presentation as of December 29, 2002. Interim results for the six months ended December 29, 2002, are not necessarily indicative of the results that may be expected for the year ending June 29, 2003. The interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

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

In November 2002, the FASB issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The required disclosures are included in Note 5. Interpretation 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees.

Interpretation 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee. This is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. As noted above, the Company has adopted the disclosure requirements of Interpretation 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002.

The Emerging Issues Task Force “EITF” recently reached a consensus on its tentative conclusions for EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides accounting guidance for customer solutions where delivery or performance of products, services and/or performance may occur at different points in time or over different periods of time. Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003. The Company believes the adoption of EITF 00-21 will not have a material impact on the Company’s financial position, results of operations, or liquidity.

In December 2002, the FASB issued Statement 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Statement 148 amends the disclosure requirements in Statement 123, “Accounting for Stock-Based Compensation” for annual periods ending after December 15, 2002, and for interim periods beginning after December 15, 2002. Effective for financial statements for fiscal years ending after December 15, 2002, Statement 148 also provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of Statement 123. Should the Company be required to adopt the fair value measurement provisions of Statement 123 and Statement 148, it would have a material impact on the Company’s results of operations. However, the Company has no plans to adopt the fair value measurement provisions of Statement 123 and, as such, believes the adoption of Statement 148 will not have a material impact on the Company’s financial position, results of operations, or liquidity.

2.	Inventories

Inventories, net, are summarized as follows:

	December 29,	June 30,
	2002	2002

	(in thousands)
Raw materials	$4,419	$4,166
Finished goods	11,814	10,667

	$16,233	$14,833

Starting in late September 2001, some of the Company’s major customers made announcements that general economic conditions, exacerbated by the increase in economic uncertainty in the aftermath of the terrorist events of September 11, 2001, were having a negative impact on their financial results. The announcements made, and forecasts received, indicated deteriorating demand for the Company’s one gigabit per second (“Gbps”) products as these customers were expected to migrate to two Gbps products for future purchases. As a result, the Company recorded an excess and obsolete inventory charge totaling $13.6 million during the first quarter of fiscal 2002. Subsequently, as a result of the sale of products for which a reserve had been recorded, the Company recorded a reduction of $1.3 million of this excess and obsolete inventory reserve for the first six months of fiscal 2003 ended December 29, 2002. As of December 29, 2002, the remaining reserve for one Gbps products was $6.8 million. After initially recording its one Gbps reserve in September 2001, as a result of generally improved demand exceeding prior estimates and the resulting sale of products for which a reserve had been recorded, the Company subsequently reduced this reserve by a total of $4.9 million. However, as with all inventory, the Company regularly compares forecasted demand for its one Gbps products against inventory on hand and open purchase commitments and accordingly, the Company may have to record additional excess and obsolete inventory reserves as forecasted demand changes. As of December 29, 2002, the Company had unreserved inventory on hand of approximately $3.6 million related to its one Gbps products.

3.	Goodwill and Other Intangibles

Goodwill and other intangibles, net, are as follows:

	December 29,	June 30,
	2002	2002

	(in thousands)
Intangible assets not subject to amortization after July 1, 2002:
Goodwill, net	$397,256	$395,470
Assembled workforce, net	—	1,786

Intangible assets not subject to amortization	$397,256	$397,256

Intangible assets subject to amortization:
Core technology and patents	$40,600	$40,600
Accumulated amortization, Core technology and patents	(10,633)	(7,733)
Completed technology	20	20
Accumulated amortization, Completed technology	(18)	(13)

Intangible assets subject to amortization	$29,969	$32,874

Effective July 1, 2002, the Company adopted Statement 142, “Goodwill and Other Intangible Assets” and, as a result, the Company ceased amortizing goodwill of $397.3 million beginning July 1, 2002. Included in goodwill is $1.8 million of assembled workforce that was reclassified to goodwill effective July 1, 2002. In conjunction with the adoption of Statement 142, the Company completed its transitional goodwill impairment test for its one reporting unit during the three months ended September 29, 2002, with no impairment charges resulting. The goodwill will be tested for impairment at least annually.

The intangible assets subject to amortization are being amortized on a straight-line basis over the following estimated useful lives (in years):

Core technology and patents	7
Completed technology	2

Aggregated amortization expense for the six months ended December 29, 2002, was $2.9 million and for the next five fiscal years is expected to be (in thousands):

For fiscal year ended 2003	$5,807
For fiscal year ended 2004	$5,800
For fiscal year ended 2005	$5,800
For fiscal year ended 2006	$5,800
For fiscal year ended 2007	$5,800

The following table presents the impact on net income (loss) and net income (loss) per share had Statement 142 been in effect for the six months ended December 30, 2001.

	Three Months Ended		Six Months Ended

	December 29,	December 30,	December 29,	December 30,
	2002	2001	2002	2001

	(in thousand, except per share data)
Net income (loss)	$15,517	$(28,266)	$47,498	$(68,299)
Add back: Goodwill amortization	—	37,444	—	74,888
Add back: Assembled workforce amortization	—	168	—	336

Adjusted net income	$15,517	$9,346	$47,498	$6,925

Basic net income (loss) per share:
Net income (loss) per share	$0.19	$(0.35)	$0.58	$(0.84)
Add back: Goodwill amortization	—	0.46	—	0.92
Add back: Assembled workforce amortization	—	0.01	—	0.01

Adjusted net income	$0.19	$0.12	$0.58	$0.09

Diluted net income (loss) per share:
Net income (loss) per share	$0.19	$(0.35)	$0.56	$(0.84)
Add back: Goodwill amortization	—	0.46	—	0.92
Add back: Assembled workforce amortization	—	0.01	—	0.01

Adjusted net income	$0.19	$0.12	$0.56	$0.09

4.	Other Assets

Components of other assets are as follows:

	December 29,	June 30,
	2002	2002

	(in thousands)
Deferred debt issuance costs – convertible subordinated notes, net	$5,322	$9,882
Prepaid licensing fee	917	1,417
Refundable deposits	1,094	1,108

	$7,333	$12,407

5.	Accrued Liabilities

Components of accrued liabilities are as follows:

	December 29,	June 30,
	2002	2002

	(in thousands)
Accrued payroll and related costs	$7,783	$6,369
Accrued inventory purchases	3,208	3,208
Accrued interest	1,498	2,498
Warranty reserves	2,595	2,244
Deferred revenue	1,315	1,255
Accrued advertising and promotions	1,397	1,628
Other	2,356	2,475

	$20,152	$19,677

The Company provides a warranty of between one and three years on its Fibre Channel and Internet Protocol products and provides a warranty of between one and five years on its traditional networking products. The reserve for warranty costs is provided for at the time of shipment based upon actual historical experience.

Changes to the warranty reserve for the six months ended December 29, 2002, were:

Balance at June 30, 2002	$2,244
Additions charged to costs and expenses	770
Amounts charged against reserve	419

Balance at December 29, 2002	$2,595

6.	Convertible Subordinated Notes

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

During the three months ended September 29, 2002, the Company’s Board of Directors expanded the Company’s stock repurchase program to include the repurchase of the Company’s convertible subordinated notes as well as shares of the Company’s common stock. The combined program authorizes the repurchase of up to four million shares with three million shares of common stock still available for repurchase at December 29, 2002, and up to an additional $125.0 million to be spent on the repurchase of the convertible subordinated notes. In August 2002, the Company bought back at a discount to face value approximately $136.5 million in face value of its convertible subordinated notes, spending $104.2 million. The repurchased notes were cancelled, leaving convertible subordinated notes outstanding with a face value of $208.5 million, which, if converted, would result in the issuance of approximately 3.9 million shares. The resulting net pre-tax gain of $28.7 million from the repurchase of the convertible subordinated notes was recorded for the three months ended September 29, 2002.

7.	Commitments and Contingencies

Litigation

Beginning on or about February 20, 2001, the Company and certain of its officers and directors were named as defendants in a number of securities class action lawsuits filed in the United States District Court, Central District of California. The plaintiffs in the actions represent purchasers of the Company’s common stock during various periods ranging from January 18, 2001, through February 9, 2001. The complaints allege that the Company and certain of its officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints generally seek compensatory damages, costs and attorney’s fees in an unspecified amount. Pursuant to a Stipulation and Court Order, the actions have been consolidated. On August 24, 2001, an Amended and Consolidated Complaint was filed. Defendants’ motion to dismiss was denied by way of an order dated March 7, 2002. Defendants’ motion for reconsideration of that order was denied by an order dated May 3, 2002. Plaintiffs have commenced discovery. The court certified the class action by an order dated September 30, 2002. The court has scheduled a trial setting conference on June 6, 2003, with an expectation that the case will be set for trial in July, 2003. As a result of these class action lawsuits, a number of derivative cases were filed in state courts in California and Delaware, and in federal court in California, alleging that certain officers and directors breached their fiduciary duties to the Company in connection with the events alleged in the class action lawsuits. The derivative cases filed in California state courts have been consolidated in Orange County Superior Court and plaintiffs filed a consolidated and amended complaint on January 31, 2002. On May 10, 2002, the Orange County Superior Court ordered that the consolidated actions be stayed pending resolution of the federal class action described above. The derivative suit in Delaware was dismissed on August 28, 2001. On March 15, 2002, the United States District Court for the Central District of California ordered that the federal derivative action be stayed pending resolution of the class action lawsuit described above. The plaintiffs in that action filed a motion for reconsideration of that order, which was denied by an order dated June 3, 2002. The above-described litigation could result in substantial costs to the Company and a diversion of management’s attention and resources. While the Company believes that the lawsuits are without legal merit and intends to defend them vigorously, because the lawsuits are at an early stage, it is not possible to predict whether the Company will incur any material liability in connection with such lawsuits. The Company has received inquiries about events giving rise to the lawsuits from the Securities and Exchange Commission and the Nasdaq Stock Market.

Additionally, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Other Commitments and Contingencies

Effective October 14, 2002, the Board of Directors approved authorization of an additional 750 thousand shares for issuance under the Employee Stock Purchase Plan, subject to stockholder approval. This authorization was approved at the annual meeting of stockholders of the Company on November 21, 2002. Since the fair market value of the Company’s stock on November 21, 2002, was higher than the fair market value on October 14, 2002, in the event the fair market value of the Company’s common stock closes above $10.90 (the fair market value as of the close of business on October 14, 2002) on the current purchase period closing date, which is March 31, 2003, the Company will incur a charge against earnings. Because the total amount of such charge depends on employee participation levels as well as the future price of the Company’s common stock on March 31, 2003, the actual amount of any such charge cannot be calculated at this time. The Company recorded estimated pro-rata deferred compensation expense of approximately $0.3 million and an estimated increase in deferred compensation of $1.0 million associated with the authorization of these shares based on a share price of $19.01 as of December 29, 2002.

The Company recorded an estimated excess and obsolete inventory charge of $13.6 million associated with older-generation one Gbps products during the three months ended September 30, 2001. Subsequently, as a result of the sale of products for which a reserve had been recorded, the Company recorded a reduction of $1.3 million of this excess and obsolete inventory reserve for the first six months of fiscal 2003 ended December 29, 2002. As of December 29, 2002, the remaining reserve for one Gbps products was $6.8 million. After initially recording its one Gbps reserve in September 2001, as a result of generally improved demand exceeding prior estimates and the resulting sale of products for which a reserve had been recorded, the Company subsequently reduced this reserve by a total of $4.9 million. However, as with all inventory, the Company regularly compares forecasted demand for its one Gbps products against inventory on hand and open purchase commitments and accordingly, the Company may have to record additional excess and obsolete inventory reserves as forecasted demand changes. As of December 29, 2002, the Company had unreserved inventory on hand of approximately $3.6 million related to its one Gbps products.

The Company was previously required to enter into an end-of-life purchase agreement for a key inventory component as the sole-source manufacturer of this component announced their discontinued manufacturing of the component. As of December 29, 2002, the Company’s remaining purchase obligation was $7.4 million. In relation to the excess and obsolete inventory charge associated with older generation one Gbps products, the Company has accrued $3.2 million, which represented the Company’s commitment to purchase this key component in excess of forecasted demand and as a result was impaired.

During the third quarter of fiscal 2002, the Company entered into an agreement to relocate its headquarters locally in Costa Mesa, California. The Company will finance the build to suit construction phase of the new facility with its own capital, before beginning a 10-year lease term with an option to buy the land and buildings during the first six months of the lease term. If the Company does not exercise its option to purchase the facility, the landlord will obtain permanent financing and reimburse the Company for the construction costs. The Company’s total gross undiscounted financial commitment for the 10-year lease term would be approximately $46.0 million. At December 29, 2002, the Company had restricted cash of $13.2 million in escrow associated with the construction of the headquarters.

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

	Three Months Ended		Six Months Ended

	December 29,	December 30,	December 29,	December 30,
	2002	2001	2002	2001

		(in thousands, except per share data)
Numerator:
Net income (loss)	$15,517	$(28,266)	$47,498	$(68,299)
Adjustment for interest expense on convertible subordinated notes, net of tax	731	—	1,878	—

Numerator for diluted net income (loss) per share	$16,248	$(28,266)	$49,376	$(68,299)

Denominator:
Denominator for basic net income (loss) per share – weighted average shares outstanding	81,979	81,106	81,912	81,430
Effect of dilutive securities:
Dilutive options outstanding	1,634	—	1,722	—
Dilutive common shares from assumed conversion of subordinated notes	3,873	—	4,695	—

Denominator for diluted net income (loss) per share – adjusted weighted average shares	87,486	81,106	88,329	81,430

Basic net income (loss) per share	$0.19	$(0.35)	$0.58	$(0.84)

Diluted net income (loss) per share	$0.19	$(0.35)	$0.56	$(0.84)

Antidilutive options excluded from the computation	6,765	9,802	6,765	9,802

Average market price	$17.73	$28.02	$18.30	$24.69

The antidilutive options were excluded from the computation of diluted earnings per share for the three and six month periods ended December 30, 2001, because the options’ exercise prices were greater than the average market price of the common shares during the respective periods. As the Company recorded a net loss for both the three and six month periods ended December 29, 2001, all outstanding stock options were excluded from the calculation of diluted net loss per share in those periods because the effect would have been antidilutive.

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

Actual future results could differ materially from those described in the forward-looking statements as a result of a variety of factors, including those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, and, in particular, the subsection entitled “Risk Factors” set forth therein, and in the Company’s most recently filed Annual Report on Form 10-K. These factors include the fact that the economy generally, and the technology and storage segments specifically, have recently been in a state of uncertainty making it difficult to determine if past experience is a good guide to the future and making it impossible to determine if markets will grow or shrink in the short term. In recent years, the Company’s results have been significantly impacted by a widespread slowdown in technology investment that has also pressured the storage networking market that is the mainstay of the Company’s business. A prolonged downturn in information technology spending could adversely affect the Company’s revenues and results of operations. As a result of this uncertainty, the Company is unable to predict with any accuracy what future results might be. Other factors affecting these forward-looking statements include, but are not limited to, the following: slower than expected growth of the storage networking market or the failure of the Company’s Original Equipment Manufacturer (“OEM”) customers to successfully incorporate the Company’s products into their systems; the Company’s dependence on a limited number of customers and the effects of the loss of, or decrease or delays in orders by, any such customers, or the failure of such customers to make payment; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of the Company’s or the Company’s OEM customers’ new or enhanced products; the variability in the level of the Company’s backlog and the variable booking patterns of the Company’s customers; the effects of terrorist activities and resulting political or economic instability; the highly competitive nature of the markets for the Company’s products as well as pricing pressures that may result from such competitive conditions; the Company’s ability and the ability of the Company’s OEM customers to keep pace with the rapid technological changes in the Company’s industry and gain market acceptance for new products and technologies; the effect of rapid migration of customers towards newer product platforms; possible transitions from board level to application specific integrated circuit (“ASIC”) solutions for selected applications; a shift in unit product mix from high end to midrange products; a decrease in the average unit selling prices or an increase in the manufactured cost of the Company’s products; delays in product development; the Company’s reliance on third-party suppliers and subcontractors for components and assembly; any inadequacy of the Company’s intellectual property protection or the potential for third-party claims of infringement; the Company’s ability to attract and retain key technical personnel; the Company’s dependence on foreign sales; the effect of the Company’s stock price on stock compensation charges; the effect of acquisitions; changes in federal, international, or state and local income tax laws or rates; or changes in accounting standards.

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

Company Overview

Emulex Corporation is a leading designer, developer and supplier of a broad line of storage networking host bus adapters (“HBAs”) and application-specific computer chips (“ASICs”) that provide connectivity solutions for storage area networks

(“SANs”), network attached storage (“NAS”), and redundant array of independent disks (“RAID”) storage. HBAs are the data communication products that enable servers to connect to storage networks by offloading communication processing tasks as information is delivered and sent to the SAN. The Company’s products are based on internally developed ASIC and embedded firmware and software technology, and offer support for a wide variety of SAN protocols, configurations, system interfaces, operating systems, and applications. Emulex’s architecture offers customers a stable applications program interface (“API”), that has been preserved across multiple generations of adapters and to which many of the world’s leading OEMs have customized software for mission-critical server and storage system applications.

Recently, the majority of the Company’s revenues have been comprised of products based on Fibre Channel technology. The Company’s Fibre Channel development efforts began in 1992 and the Company shipped its first Fibre Channel product in volume in 1996. According to IDC and Dataquest, in calendar 2001 the Company was the world’s largest provider of Fibre Channel host bus adapters. In March 2001, the Company acquired Giganet, a leading developer of storage networking products based on Ethernet and Internet Protocol (“IP”) technologies. Effective July 2, 2001, Giganet was merged with and into Emulex Corporation, a California corporation that is the primary operating subsidiary of the Company. Giganet’s technology allowed an extension of the Company’s market-leading HBA APIs into Internet Small Computer Systems Interface (“iSCSI”) and Virtual Interface (“VI”) based portions of the storage networking market. The Company has secured significant customer relationships with the world’s leading storage and server suppliers, including Dell, EMC, Fujitsu-Siemens, Groupe Bull, Hewlett-Packard, Hitachi Data Systems, IBM, NEC, Network Appliance and Unisys. In addition, the Company includes industry leaders Brocade, Computer Associates, INRANGE, Intel, Legato, McDATA, Microsoft, and Veritas among its strategic partners. The Company markets to OEMs and end-users through its own worldwide selling organization, as well as to distribution partners. Corporate headquarters are located in Costa Mesa, California. As of December 29, 2002, the Company had a total of 366 employees.

Results of Operations

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere herein.

	Percentage of Net Revenues		Percentage of Net Revenues
	For the Three Months Ended		For the Six Months Ended

	December 29,	December 30,	December 29,	December 30,
	2002	2001	2002	2001

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	35.8	45.6	37.6	58.6

Gross profit	64.2	54.4	62.4	41.4

Operating expenses:
Engineering and development	20.8	18.6	20.2	19.5
Selling and marketing	5.7	8.1	6.1	8.9
General and administrative	4.3	4.5	4.1	5.0
Amortization of goodwill and other intangibles	1.9	62.8	2.0	68.0

Total operating expenses	32.7	94.0	32.4	101.4

Operating income (loss)	31.5	(39.6)	30.0	(60.0)
Nonoperating income	2.5	3.2	22.2	4.1

Income (loss) before income taxes	34.0	(36.4)	52.2	(55.9)
Income tax provision	13.7	9.0	19.9	3.5

Net income (loss)	20.3%	(45.4)%	32.3%	(59.4)%

Three months ended December 29, 2002, compared to three months ended December 30, 2001

Net Revenues. Net revenues for the second quarter of fiscal 2003 ended December 29, 2002, were $76.4 million, an increase of $14.2 million, or 23 percent, from $62.2 million for the same quarter of fiscal 2002 ended December 30, 2001.

Net revenues for the three months ended December 29, 2002, consisted of $50.0 million from sales to OEMs, $26.5 million from sales through distribution channels, and $17 thousand from sales directly to end-users. This represents an increase in OEM sales of $1 million, or two percent, an increase in distribution sales of $13.2 million, or 100 percent, and a decrease in end-user sales of $36 thousand, or 68 percent, compared to the same three months of fiscal 2002. A major factor in this shift from OEM to distribution net revenues is that beginning in the three months ended June 30, 2002, one of the Company’s larger OEM customers began sourcing more product through distribution rather than purchasing it directly. The Company continues to believe that its net revenues in this market are being generated primarily from OEM customers, which take product both directly and through distribution channels. At different times, the widespread slowdown in technology investment has affected the Company’s OEM and distribution customers, both domestically and internationally, and consequently has affected the Company, in varying degrees of severity.

From a product line perspective, net revenues generated from the Company’s Fibre Channel products for the three months ended December 29, 2002, were $76.2 million, or substantially all of the Company’s total net revenues. This represents an increase of $16.6 million, or 28 percent, from the same three months of fiscal 2002. During the second half of fiscal 2001, the Company first experienced a downturn in Fibre Channel host bus adapter demand. The Company believes industry-wide decreases in end-user demand for technology solutions caused that downturn in demand. Although the Company’s Fibre Channel revenues for the three months ended December 29, 2002, increased compared to the same three months of fiscal 2002, there is still a significant amount of uncertainty as to what stage of a recovery, if any, the market for technology solutions, and consequently, the Company, is experiencing. Net revenues from the Company’s IP Storage Networking products, which were added to the Company’s product offerings in the third quarter of fiscal 2001 with the acquisition of Giganet, were $0.2 million, or less than one percent of total net revenues for the three months ended December 29, 2002. This represents a decrease of $1.3 million, or 88 percent, compared to the same three months of fiscal 2002 due primarily to decreased demand for the Company’s cLAN products. Net revenues from the Company’s traditional networking products were $34 thousand, or less than one percent of total net revenues, for the three months ended December 29, 2002. This represents a decrease of $1.1 million, or 97 percent, from the same three months of fiscal 2002. This decrease in net revenues from the Company’s cLAN products and traditional networking products was principally due to the decrease in the Company’s focus on these products. The Company expects that its cLAN products and traditional networking products will contribute negligible revenues to succeeding quarters.

For the three months ended December 29, 2002, direct sales to Hewlett-Packard and IBM accounted for 24 percent and 18 percent of the Company’s total net revenues, respectively. Direct sales to no other customer accounted for more than 10 percent of total net revenues. Additionally, some of the Company’s larger OEM customers purchased products indirectly through distributors, resellers or other third parties. Total net revenues, including direct sales to the Company’s OEM customers and their OEM-specific models purchased indirectly through other distribution channels, amounted to 24 percent of the Company’s total net revenues for Hewlett-Packard, 24 percent for IBM and 22 percent for EMC for the three months ended December 29, 2002. For the same three months of fiscal 2002, direct sales to Hewlett-Packard and Compaq (if aggregated); IBM; and Celestica accounted for 29 percent, 17 percent, and 12 percent of the Company’s total net revenues, respectively. Direct sales to no other customer accounted for more than 10 percent of total net revenues during this period. Total net revenues, including direct sales to the Company’s OEM customers and their OEM-specific models purchased indirectly through other distribution channels, amounted to 29 percent of the Company’s total net revenues for Hewlett-Packard and Compaq (if aggregated), 29 percent for IBM, and 17 percent for EMC for the same three months of fiscal 2002. Direct sales to the Company’s top five customers accounted for 64 percent of total net revenues for the three months ended December 29, 2002, compared to 68 percent for the same three months of fiscal 2002. The Company’s net revenues from its customers can be significantly impacted by changes in the business models of its customers. Beginning in the three months ended June 30, 2002, EMC began sourcing more product through distribution rather than purchasing it directly. Consequently, direct sales to EMC have been impacted. Additionally, EMC has formed an alliance with Dell and entered into a worldwide manufacturing agreement with Dell. Consequently, some Emulex models previously sold under EMC-specific model numbers are now being sold under Dell-specific model numbers, and some net revenues for EMC, including direct sales to EMC and their customer-specific models purchased indirectly through other distribution channels, has been shifted as a result of this Dell alliance.

Domestic net revenues were $42.8 million, or 56 percent of total net revenues, for the three months ended December 29, 2002, and $34.3 million, or 55 percent of total net revenues, for the same three months of fiscal 2002. International net revenues were $33.7 million, or 44 percent of total net revenues, for the three months ended December 29, 2002, and $28.0 million, or 45 percent of total net revenues, for the same three months of fiscal 2002. The Company believes the increase in domestic net revenues of $8.5 million, or 25 percent, and the increase in international net revenues of $5.7 million, or 20 percent, are principally a function of the overall size of the market for Fibre Channel products and increased market acceptance of the Company’s Fibre Channel products. However, because the Company sells to OEMs and distributors who ultimately resell the Company’s products to their customers, the geographic mix of the Company’s net revenues may not be reflective of the geographic mix of end-user demand or installations.

Gross Profit. Cost of sales included the cost of production of finished products, as well as support costs and other expenses related to inventory management, manufacturing quality and order fulfillment. For the three months ended December 29, 2002, gross profit increased $15.3 million, or 45 percent, to $49.1 million, from $33.9 million for the three months ended December 30, 2001. Gross margin increased to 64 percent for the three months ended December 29, 2002, compared to 54 percent in the comparable three months of fiscal 2002. The increases in gross profit and gross margin for the three months ended December 29, 2002, compared to the same three months of fiscal 2002 were primarily due to production cost reductions for Fibre Channel products, higher Fibre Channel net revenues and volumes, and changes in product mix toward the Company’s newer generation product models. In addition, gross profit and gross margin were increased by a $1.1 million reduction of the Company’s excess and obsolete inventory reserve for the three months ended December 29, 2002. Starting in late September 2001, some of the Company’s major customers made announcements that general economic conditions, exacerbated by the increase in economic uncertainty in the aftermath of the terrorist events of September 11, 2001, were having a negative impact on their financial results. The announcements made, and forecasts received, indicated deteriorating demand for the Company’s one gigabit per second (“Gbps”) products as these customers were expected to migrate to two Gbps products for future purchases. As a result, the Company recorded an estimated excess and obsolete inventory charge totaling $13.6 million during the first quarter of fiscal 2002. After initially recording its one Gbps reserve during the first quarter of fiscal 2002, as a result of generally improved demand exceeding prior estimates and the resulting sale of products for which a reserve had been recorded, the Company subsequently reduced this reserve by a total of $4.9 million. Also, cost of sales included $30 thousand and $14 thousand of amortized deferred stock-based compensation expense for the three months ended December 29, 2002, and December 30, 2001, respectively.

Engineering and Development. Engineering and development expenses consisted primarily of salaries and related expenses for personnel engaged in the design, development and technical support of the Company’s products. These expenses included third-party fees paid to consultants, prototype development expenses and computer services costs related to supporting computer tools used in the design process. Engineering and development expenses were $15.9 million and $11.6 million for the three months ended December 29, 2002, and December 30, 2001, representing 21 and 19 percent of net revenues, respectively. Engineering and development expenses increased by $4.4 million, or 38 percent, for the three months ended December 29, 2002, compared to the same three months of fiscal 2002. This increase was due to the Company’s increased investment in its Fibre Channel and Internet Protocol engineering and development. Engineering expenses included $0.6 million and $0.5 million of amortized deferred stock-based compensation expenses for the three months ended December 29, 2002, and December 30, 2001, respectively. Due to the technical nature of the Company’s products, engineering support is a critical part of the Company’s strategy during both the development of its products and the support of its customers from product design through deployment into the market. Management intends to continue to make significant investments in the technical support and enhancement of the Company’s current products, as well as the continued development of new products. Engineering expenses can fluctuate from quarter to quarter depending on several factors, including new product introduction schedules, hiring patterns and depreciation of capital equipment.

Selling and Marketing. Selling and marketing expenses consisted primarily of salaries, commissions and related expenses for personnel engaged in the marketing and sales of the Company’s products, as well as trade shows, product literature, promotional support costs and other advertising related costs. Selling and marketing expenses were $4.4 million and $5.0 million for the three months ended December 29, 2002, and December 30, 2001, representing six and eight percent of net revenues, respectively. Selling and marketing expenses decreased by $0.7 million, or 13 percent, for the three months ended December 29, 2002, compared to the same three months of fiscal 2002. This decrease was primarily due to lower marketing headcount and decreased promotion and advertising costs. Selling and marketing expenses included $0.3 million and of amortized deferred stock-based compensation expenses for both the three months ended December 29, 2002, and December 30, 2001.

General and Administrative. General and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees and other associated corporate expenses. General and administrative expenses were $3.3 million and $2.8 million for the three months ended December 29, 2002, and December 30, 2001, representing four and five percent of net revenues, respectively. General and administrative expenses increased by $0.5 million, or 18 percent, for the three months ended December 29, 2002, compared to the same three months of fiscal 2002. This increase was primarily due to increases in insurance expense, headcount related expenses, and legal expenses. General and administrative expenses included $0.1 million of amortized deferred stock-based compensation expenses for both the three months ended December 29, 2002, and December 30, 2001.

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles included the amortization of intangible assets with estimable lives for the three months ended December 29, 2002. For the three months ended December 30, 2001, amortization of goodwill and other intangible assets included the amortization of goodwill in addition to the amortization of other intangible assets with estimable lives. All intangible assets relate to the purchase of Giganet, completed during fiscal 2001. The amortization of intangibles was $1.5 million for the three months ended December 29, 2002, and amortization of goodwill and other intangibles was $39.1 million for the same three months of fiscal 2002, representing two and 63 percent of net revenues, respectively. For the three months ended December 29, 2002, the amortization consisted of amortization for core technology and patents of $1.5 million and $3 thousand for completed technology. For the same three months of fiscal 2002, the amortization consisted primarily of $37.4 million and $0.2 million for goodwill and assembled workforce, respectively; as well as $1.5 million for core technology and patents and $2 thousand for completed technology. The goodwill will be tested for impairment at least annually. The Company has completed its transitional goodwill impairment analysis under Financial Accounting Standards Board (“FASB”) Statement (“Statement”) 142 with no impairment charges resulting.

Nonoperating Income. Nonoperating income consisted primarily of interest income partially offset by interest expense. The Company’s nonoperating income stayed relatively flat at $2.0 million in both the three months ended December 29, 2002, and for the same three months of fiscal 2002. While lower interest rates caused lower interest percentage yields, the increase in the Company’s invested funds caused an increase in interest income to $3.2 million for the three months ended December 29, 2002, from $2.0 million for the three months ended December 30, 2001. The increase in interest income is offset for the three months ended December 29, 2002, by $1.2 million of interest expense associated with the Company’s issuance of convertible subordinated notes during the second half of fiscal 2002.

Income Taxes. For the three months ended December 29, 2002, the Company recorded a tax provision in the amount of $10.5 million, or approximately 40 percent of income before income taxes primarily due to a continued shift in the Company’s production to a manufacturing subcontractor outside of the United States, which reduces deductions for products previously sourced from the United States. The Company expects to have a tax provision of approximately 38 percent for the year ending June 29, 2003. The provision recorded for the three months ended December 29, 2002, results in a 38 percent tax rate for the six months ended December 29, 2002. For the three months ended December 30, 2001, the Company recorded a tax provision in the amount of $5.6 million. The Company recorded a tax provision rather than a tax benefit, and at a rate other than the statutory federal tax rate, for the three months ended December 30, 2001, primarily due to the non-deductibility of goodwill amortization.

The Internal Revenue Service recently completed an examination of the Company’s 1998 U.S. tax return, and no adjustments were made to the return.

Six months ended December 29, 2002, compared to six months ended December 30, 2001

Net Revenues. Net revenues for the six months of fiscal 2003 ended December 29, 2002, were $146.9 million, an increase of $31.9 million, or 28 percent, from $115.0 million for the same six-month period of fiscal 2002 ended December 30, 2001. Net revenues for the six months ended December 29, 2002, consisted of $98.6 million from sales to OEMs, $48.2 million from sales through distribution channels, and $0.1 million from sales directly to end-users. This represents an increase in OEM sales of $8.6 million, or 10 percent, an increase in distribution sales of $23.5 million, or 95 percent, and a decrease in end-user sales of $0.2 million, or 64 percent, compared to the same six-month period of fiscal 2002. A major factor in this shift from OEM to distribution net revenues is that beginning in the three months ended June 30, 2002, one of the Company’s larger OEM customers began sourcing more product through distribution rather than purchasing it directly. The Company continues to believe that its net revenues are being generated primarily from OEM customers, which take product both directly and through distribution channels. At different times, the widespread slowdown in technology investment has affected the Company’s OEM and distribution customers, both domestically and internationally, and consequently has affected the Company, in varying degrees of severity.

From a product line perspective, net revenues generated from the Company’s Fibre Channel products for the six months ended December 29, 2002, were $145.0 million, or 99 percent of the Company’s total net revenues. This represents an increase of $33.8 million, or 30 percent, from the same six-month period of fiscal 2002. During the second half of fiscal 2001, the Company first experienced a downturn in Fibre Channel host bus adapter demand. The Company believes industry-wide decreases in end-user demand for technology solutions caused that downturn in demand. Although the Company’s Fibre Channel revenues for the six months ended December 29, 2002, increased compared to the same six-month period of fiscal 2002, there is still a significant amount of uncertainty as to what stage of a recovery, if any, the market for technology solutions, and consequently, the Company, is experiencing. Net revenues from the Company’s IP Storage Networking products, which were added to the Company’s product offerings in the third quarter of fiscal 2001 with the acquisition of Giganet, were $1.8 million, or one percent of total net revenues for the six months ended December 29, 2002. This represents a decrease of $0.4 million, or 17 percent, compared to the same six-month period of fiscal 2002 due primarily to decreased demand for the Company’s cLAN products offset partially by increased demand for VI/IP products. Net revenues from the Company’s traditional networking products were $0.1 million, or less than one percent of total net revenues, for the six months ended December 29, 2002. This represents a decrease of $1.5 million, or 96 percent, from the same six-month period of fiscal 2002. This decrease in net revenues from the Company’s cLAN products and traditional networking products was principally due to the decrease in the Company’s focus on these products.

For the six months ended December 29, 2002, direct sales to Hewlett-Packard and IBM accounted for 24 percent and 21 percent of the Company’s total net revenues, respectively. Direct sales to no other customer accounted for more than 10 percent of total net revenues. Additionally, some of the Company’s larger OEM customers purchased products indirectly through distributors, resellers or other third parties. Total net revenues, including direct sales to the Company’s OEM customers and their OEM-specific models purchased indirectly through other distribution channels, amounted to 25 percent of the Company’s total net revenues for IBM, 24 percent for Hewlett-Packard and 20 percent for EMC for the six months ended December 29, 2002. For the same six-month period of fiscal 2002, direct sales to Hewlett-Packard and Compaq (if aggregated) and IBM accounted for 29 percent and 18 percent of the Company’s total net revenues, respectively. Direct sales to no other customer accounted for more than 10 percent of total net revenues during this period. Total net revenues, including direct sales to the Company’s OEM customers and their OEM-specific models purchased indirectly through other distribution channels, amounted to 29 percent of the Company’s total net revenues for Hewlett-Packard and Compaq (if aggregated), 26 percent for IBM, and 20 percent for EMC for the same six-month period of fiscal 2002. Direct sales to the Company’s top five customers accounted for 65 percent of total net revenues for the six months ended December 29, 2002, compared to 67 percent for the same six-month period of fiscal 2002.

Domestic net revenues were $91.1 million, or 62 percent of total net revenues, for the six months ended December 29, 2002, and $68.0 million, or 59 percent of total net revenues, for the same six-month period of fiscal 2002. International net revenues were $55.8 million, or 38 percent of total net revenues, for the six months ended December 29, 2002, and $46.9 million, or 41 percent of total net revenues, for the same three months of fiscal 2002. The Company believes the increase in domestic net revenues of $23.0 million, or 34 percent, and the increase in international net revenues of $8.9 million, or 19 percent, are principally a function of the overall size of the market for Fibre Channel products and increased market acceptance of the Company’s Fibre Channel products.

Gross Profit. For the six months ended December 29, 2002, gross profit increased $44.0 million, or 92 percent, to $91.7 million, from $47.6 million for the same six-month period of fiscal 2002. Gross margin increased to 62 percent for the six months ended December 29, 2002, compared to 41 percent for the same six months of fiscal 2002 primarily due to production cost reductions for Fibre Channel products, higher Fibre Channel net revenues and volumes, and changes in product mix toward the Company’s newer generation product models. In addition, gross margin for the same six-month period of fiscal 2002 included an excess and obsolete inventory charge of $13.6 million associated with older-generation one Gbps products. Starting in late September 2001, some of the Company’s major customers made announcements that general economic conditions, exacerbated by the increase in economic uncertainty in the aftermath of the terrorist events of September 11, 2001, were having a negative impact on their financial results. The announcements made, and forecasts received, indicated deteriorating demand for the Company’s one Gbps products as these customers were expected to migrate to two Gbps products for future purchases. As a result, the Company recorded an estimated excess and obsolete inventory charge totaling $13.6 million during the first quarter of fiscal 2002. After initially recording its one Gbps reserve during the first quarter of fiscal 2002, as a result of generally improved demand exceeding prior estimates and the resulting sale of products for which a reserve had been recorded, the Company subsequently reduced this reserve by a total of $4.9 million. For the six months ended December 29, 2002, the reduction was $1.3 million. Excluding the reduction of the excess and obsolete inventory reserve of $1.3 million for the six months ended December 29, 2002, and the excess and obsolete inventory charge of $13.6 million from the same six-month period of fiscal 2002, gross profit would have been $90.3 million and $61.3 million, respectively, and gross margin would have been 62 percent and 53 percent, respectively. The increase in gross profit and gross margin, excluding the inventory charge and subsequent reduction, for the six months ended December 29, 2002, compared to the same six-month period of fiscal 2002 was primarily due to cost reductions for Fibre Channel products, higher Fibre Channel net revenues, and changes in product mix. Also, cost of sales included $34 thousand and $31 thousand of amortized deferred stock-based compensation expense for the six months ended December 29, 2002, and December 30, 2001, respectively.

Engineering and Development. Engineering and development expenses were $29.6 million and $22.5 million for the six months ended December 29, 2002, and December 30, 2001, representing 20 percent of net revenues for both periods. Engineering and development expenses increased by $7.1, or 32 percent, for the six months ended December 29, 2002, compared to the same six-month period of fiscal 2002. This increase was due to the Company’s increased investment in its Fibre Channel and Internet Protocol engineering and development. Engineering expenses included $1.1 million of amortized deferred stock-based compensation expenses for both the six months ended December 29, 2002 and December 30, 2001.

Selling and Marketing. Selling and marketing expenses were $9.0 million and $10.3 million for the six months ended December 29, 2002, and December 30, 2001, representing six and nine percent of net revenues, respectively. Selling and marketing expenses decreased by $1.3 million, or 13 percent, for the six months ended December 29, 2002, compared to the same six-month period of fiscal 2002. This decrease was primarily due to lower marketing headcount and decreased promotion and advertising costs. Selling and marketing expenses included $0.6 million and $0.7 million of amortized deferred stock-based compensation expenses for the six months ended December 29, 2002, and December 30, 2001, respectively.

General and Administrative. General and administrative expenses were $6.1 million and $5.7 million for the six months ended December 29, 2002, and December 30, 2001, respectively, representing four and five percent of net revenues, respectively. General and administrative expenses increased by $0.4 million, or seven percent, for the six months ended December 29, 2002, compared to the same six-month period of fiscal 2002. This increase was primarily due to the Company’s higher compensation expenses associated with additional employees and increased insurance expense. General and administrative expenses included $0.1 million of amortized deferred stock-based compensation expenses for both the six months ended December 29, 2002, and December 30, 2001.

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles included the amortization of intangible assets with estimable lives for the six months ended December 29, 2002. For the six months ended December 30, 2001, amortization of goodwill and other intangible assets included the amortization of goodwill in addition to the amortization of other intangible assets with estimable lives. All intangible assets relate to the purchase of Giganet, completed during fiscal 2001. The amortization of intangibles was $2.9 million for the six months ended December 29, 2002, and amortization of goodwill and other intangibles was $78.1 million for the same six-month period of fiscal 2002, representing two and 68 percent of net revenues, respectively. For the six months ended December 29, 2002, the amortization consisted of amortization for core technology and patents of $2.9 million and $5 thousand for completed technology. For the same six-month period of fiscal 2002, the amortization consisted primarily of $74.9 million and $0.3 million for goodwill and assembled workforce, respectively; as well as $2.9 million for core technology and patents and $4 thousand for completed technology.

Nonoperating Income. Nonoperating income consisted primarily of a net gain on the repurchase of convertible subordinated notes and interest income partially offset by interest expense. The Company’s nonoperating income increased $27.9 million to $32.6 million for the six months ended December 29, 2002, from $4.7 million for the same six-month period of fiscal 2002. This increase is due primarily to a $28.7 million gain on the repurchase of convertible subordinated notes during the six months ended December 29, 2002. Additionally, while lower interest rates caused lower interest percentage yields, the increase in the Company’s invested funds caused an increase in interest income to $6.9 million for the six months ended December 29, 2002, from $4.6 million for the same six months of fiscal 2002. The increase in interest income is offset for the six months ended December 29, 2002, by $3.0 million of interest expense associated with the Company’s issuance of convertible subordinated notes during the second half of fiscal 2002.

Income Taxes. For the six months ended December 29, 2002, the Company recorded a tax provision in the amount of $29.1 million, or approximately 38 percent of income before income taxes. The Company expects to have a tax provision of approximately 38 percent for the year ending June 29, 2003. For the same six-month period of fiscal 2002, the Company recorded a tax provision in the amount of $4.0 million. The Company recorded a tax provision rather than a tax benefit, and at a rate other than the statutory federal tax rate, for the six months ended December 30, 2001, primarily due to the non-deductibility of goodwill amortization.

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

In November 2002, the FASB issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. Interpretation 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees.

Interpretation 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee. This is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The Company has adopted the disclosure requirements of Interpretation 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002.

The Emerging Issues Task Force “EITF” recently reached a consensus on its tentative conclusions for EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides accounting guidance for customer solutions where delivery or performance of products, services and/or performance may occur at different points in time or over different periods of time. Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003. The Company believes the adoption of EITF 00-21 will not have a material impact on the Company’s financial position, results of operations, or liquidity.

In December 2002, the FASB issued Statement 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Statement 148 amends the disclosure requirements in Statement 123, “Accounting for Stock-Based Compensation” for annual periods ending after December 15, 2002, and for interim periods beginning after December 15, 2002. Effective for financial statements for fiscal years ending after December 15, 2002, Statement 148 also provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of Statement 123. Should the Company be required to adopt the fair value measurement provisions of Statement 123 and Statement 148, it would have a material impact on the Company’s results of operations. However, the Company has no plans to adopt the fair value measurement provisions of Statement 123 and, as such, believes the adoption of Statement 148 will not have a material impact on the Company’s financial position, results of operations, or liquidity.

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

For products with unspecified software upgrade rights, the Company applies the American Institute of Certified Public Accountants Statement of Position, or SOP, 97-2, “Software Revenue Recognition” as amended by SOP 98-9. “Modification of SOP 97-2, ‘Software Revenue Recognition’ With Respect to Certain Transactions”. Under SOP 97-2, as amended by SOP 98-9, revenue is recognized from software licenses, provided the software has been delivered to the customer, persuasive evidence of an arrangement exists, the price charged to the customer is fixed or determinable at fair value and there are no significant Company obligations related to the sale, and the resulting receivable is deemed collectible, net of an allowance for doubtful accounts. The Company has deferred the revenue over the upgrade period.

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

Goodwill, Other Intangibles, and Long-Lived Assets. Goodwill and other intangibles resulting from the acquisition of Giganet are carried at cost less accumulated amortization. For assets with determinable useful lives amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets, ranging from two to seven years. The Company adopted Statement 142 effective July 1, 2002, and no longer amortizes goodwill and other intangibles that have indeterminate useful lives. The adoption of Statement 142 had a significant effect on the Company’s results of operations. The Company has completed its transitional impairment analysis under Statement 142 and found no impairment upon the adoption of Statement 142 as of July 1, 2002. In accordance with Statement 142, goodwill and other intangibles that have indeterminate lives will be tested for impairment at least annually. Any impairment loss could materially and adversely affect the Company’s results of operations.

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

Liquidity and Capital Resources

At December 29, 2002, the Company had $434.0 million in working capital, and $569.6 million in cash and cash equivalents, restricted cash, current investments and long-term investments. At June 30, 2002, the Company had $558.2 million in working capital, and $631.8 million in cash and cash equivalents, restricted cash, current investments and long-term investments. The Company’s cash and cash equivalents decreased by $168.9 million from $282.6 million as of June 30, 2002, to $113.7 million as of December 29, 2002. This decrease in cash and cash equivalents was due to the Company’s investing and financing activities, which used $113.6 million and $102.9 million of cash and cash equivalents, respectively. The use of cash by investing and financing activities was partially offset by operating activities, which provided $47.6 million of cash and cash equivalents.

Operating activities provided $47.6 million of cash and cash equivalents for the six months ended December 29, 2002. This increase in cash and cash equivalents was primarily from net income before non-cash activity. Such non-cash activity consisted primarily of the gain on the repurchase of convertible subordinated notes, deferred income taxes, depreciation and amortization of property and equipment, amortization of intangibles, deferred stock-based compensation, and the tax benefit from the exercise of stock options. Additional increases in cash and cash equivalents were due to a decrease in prepaid expenses and other assets, an increase in accounts payable, and an increase in accrued liabilities. These increases to net cash provided by operating activities were partially offset by an increase in accounts and other receivables, an increase in inventories, and a decrease in income taxes payable. The increase in inventories of $1.4 million for the six months ended December 29, 2002, included the effect of the reduction of the excess and obsolete inventory reserve of $1.3 million associated with older generation one Gbps products. For the six months ended December 30, 2001, operating activities provided $29.5 million of cash and cash equivalents. This increase in cash and cash equivalents provided by operating activities for the six months ended December 30, 2001, was primarily due to the Company’s net income before non-cash activity such as the amortization of goodwill and other intangibles, tax benefit from exercise of stock options, depreciation and amortization of property and equipment, and deferred stock-based compensation, as well as changes in other working capital balances. The changes in other working capital balances included the effect of an excess and obsolete charge of $13.6 million associated with older generation one Gbps products.

Investing activities, including primarily the purchases of investments of $371.3 million, maturities of investments of $275.8 million, the increase in restricted cash related to a construction escrow account of $11.1 million, and additions to property and equipment of $7.0 million, used $113.6 million of cash and cash equivalents for the six months ended December 29, 2002. For the same six months of fiscal 2002, investing activities, which included purchases of investments of $255.5 million, maturities of investments of $254.2 million, and additions to property and equipment of $4.3 million, used $5.6 million of cash and cash equivalents.

Financing activities used $102.9 million of cash and cash equivalents for the six months ended December 29, 2002. This decrease in cash and cash equivalents was primarily due to the Company’s repurchase at a discount to face value of approximately $136.5 million in face value of convertible subordinated notes, spending $104.2 million. This decrease in cash and cash equivalents was offset by $0.9 million of proceeds from the issuance of common stock under stock option plans and $0.4 million of proceeds from the issuance of common stock under the employee stock purchase plan. For the six months ended December 30, 2001, financing activities, which were limited to the repurchase of common stock partially offset by the net proceeds from the exercise of stock options, and the issuance of common stock under the employee stock purchase plan, used $8.6 million of cash and cash equivalents. The Company’s Board of Directors has authorized the repurchase of up to four million common shares over the two years beginning in September 2001. The repurchase plan authorizes the Company to make repurchases in the open market or through privately negotiated transactions with the timing and terms of any purchase to be determined by management based on market conditions. During the first quarter of fiscal 2002, the Company repurchased one million common shares and did not subsequently repurchase any additional shares during fiscal 2002, or during the six months ended December 29, 2002. During the three months ended September 29, 2002, the Company’s Board of Directors expanded the Company’s repurchase program to include the repurchase of the Company’s convertible subordinated notes as well as shares of the Company’s common stock. The combined program authorized the repurchase of up to four million shares of common stock, leaving three million common shares authorized for repurchase at December 29, 2002, and up to an additional $125.0 million to be spent on the repurchase of convertible subordinated notes, leaving $20.8 million authorized for repurchase at December 29, 2002.

In January 2002, the Company completed a $345.0 million private placement of convertible subordinated notes, which are due February 1, 2007. Subsequently, in August 2002 the Company bought back at discount to face value approximately $136.5 million in face value of its convertible subordinated notes, spending $104.2 million. The repurchased notes were cancelled, leaving convertible subordinated notes outstanding with a face value of $208.5 million, which, if converted, would result in the issuance of approximately 3.9 million shares. The resulting net pre-tax gain of approximately $28.7 million from the repurchase of the convertible subordinated notes was recorded for the three months ended September 29, 2002.

The Company was previously required to enter into an end-of-life purchase agreement for a key inventory component as the sole-source manufacturer of this component announced their discontinued manufacturing of the component. As of December 29, 2002, the Company’s remaining purchase obligation was $7.4 million.

In 2002, the Company entered into an agreement to relocate its headquarters locally in Costa Mesa, California. The Company will finance the build to suit construction phase of the approximately 180 thousand square feet facility with its own capital, before beginning a 10-year lease term with an option to buy the land and buildings during the first six months of the lease term. If the Company does not exercise its option to purchase the facility, the landlord will obtain permanent financing and reimburse the Company for the construction costs. The Company believes the total cost would be less than $40.0 million if purchased. The Company’s total gross undiscounted financial commitment for the 10-year lease term would be approximately $46.0 million. At December 29, 2002, the Company had restricted cash of $13.2 million associated with the construction of the headquarters.

Due to the Company projecting future taxable income, the Company believes it is more likely than not that the Company’s deferred tax asset (related primarily to net operating loss carryforwards and research credit carryforwards) will be essentially fully utilized within the next six to twelve months. As such, the Company expects that its future annual cash paid for taxes will increase to a level that more closely equates to annual income before income taxes multiplied by the Company’s expected tax rate, and, in turn, will reduce cash flow from operations.

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

The following summarizes the Company’s contractual obligations at December 29, 2002, and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods:

	Payments Due by Period

	(in thousands)
		Less than 1 year:
		(Remaining	1-3	4-5	After 5
Contractual Obligations	Total	six months)	years	years	years

Convertible subordinated notes and interest	$224,939	$1,825	$7,298	$215,816	$—
Operating leases	6,430	1,652	3,749	997	32
Non-cancelable purchase obligations for end of life components	7,418	7,418	—	—	—
New corporate headquarters – lease option	46,259	—	9,270	9,037	27,952

Total	$285,046	$10,895	$20,317	$225,850	$27,984

Risk Factors

A prolonged downturn in information technology spending in general or spending on high-performance computer and storage systems in particular could adversely affect our revenues and results of operations.

The demand for our Fibre Channel products, which represented 99 percent of our revenues for the six months ended December 29, 2002, has been supported by the demand for sophisticated networking and data storage solutions that support enterprise computing requirements, including on-line transaction processing, data mining, data warehousing, multimedia and Internet applications. Since the beginning of calendar 2001, the global economy has experienced a significant slowdown that has been exacerbated by the terrorist attacks on the United States and the resulting economic and political uncertainty throughout the world. Such downturn has resulted in substantial reductions in demand for networking, data storage and other information technology solutions and products. We are unable to predict the duration or depth of such downturn in technology spending. In the event that such downturn grows more severe or continues for an extended period of time, our business, results of operations, and financial condition may be adversely affected. The adverse effects of any sustained downturn in information technology spending on our operating results may be exacerbated by our research and development investments, strategic investments and merger and acquisition activity, as well as customer service and support, which are expected to continue despite any such downturn.

Our business depends upon the continued development and growth of the storage networking market, and our business will be adversely affected if such development does not occur or occurs more slowly than we anticipate.

The size of our potential market is dependent upon the broad acceptance of our storage networking technologies as alternatives to other technologies traditionally utilized for network and storage communications. The storage networking market, while rapidly evolving and attracting an increasing number of market participants, is still at an early stage of deployment. We believe that our investment in the storage networking market represents our greatest opportunity for revenue growth and profitability in the future. However, we cannot be certain that storage networking products will gain broader market acceptance or that customers will continue to choose our technology and products. Additionally, since our products are sold as parts of integrated systems, our products’ demand is driven by the demand for these integrated systems, including other companies’ complementary products. A lack of demand for the integrated systems or a lack of complementary products required for these integrated systems could have a material adverse effect on our business, results of operations and financial condition. If the storage networking market fails to develop, develops more slowly than anticipated, attracts more competitors than we expect, as discussed below, or if our products do not achieve market acceptance, our business, results of operations, and financial condition would be materially adversely affected.

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

We rely almost exclusively on OEMs and sales through distribution channels for our revenue. For the six months ended December 29, 2002, we derived approximately 67 percent of our net revenues from OEMs and 33 percent from sales through distribution. We cannot be certain that we will retain our current OEM and distributor customers or that we will be able to recruit additional or replacement customers. As is common in an emerging technology industry, our agreements with OEMs and distributors are typically non-exclusive, have no volume commitments, and often may be terminated by either party without cause. Indeed, many of our OEM and distributor customers carry or utilize competing product lines. If we were to lose business from one or more important OEM or distributor customers to a competitor, our business, results of operations and financial condition could be materially adversely affected.

For the six months ended December 29, 2002, direct sales to IBM and Hewlett-Packard accounted for 24 and 21 percent of our total net revenues, respectively. Direct sales to our top five customers accounted for 65 percent of total net revenues for the six months ended December 29, 2002, and 67 percent the same six-month period of fiscal 2002. Additionally, some of our larger OEM customers purchased products indirectly through distributors, resellers or other third parties. Total net revenues, including direct sales to our OEM customers and their OEM-specific models purchased indirectly through other distribution channels, amounted to 25 percent of our total net revenues for IBM; 24 percent for Hewlett-Packard and 20 percent for EMC for the six months ended December 29, 2002.

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

We are subject to credit risk associated with the concentration of our accounts receivable from our customers. Our days sales outstanding, or DSOs, were 40 days and 37 days at December 29, 2002, and June 30, 2002, respectively. There can be no assurance they will remain at this level or improve. If one of our current significant customers were to declare bankruptcy or if we were to lose one of our current significant customers and did not receive their payments due to us, we could experience a material adverse effect on our business, results of operations and financial condition.

Some of our suppliers, our strategic partners, or our OEM customers could become competitors.

Some of our suppliers, our strategic partners, and our OEM customers currently have or could develop products internally that would replace or compete with our products and technology. To the extent that our customers or suppliers are successful in developing and marketing competitive solutions, the resulting reductions in sales of our products could have a material adverse effect on our business, results of operations and financial condition.

Our markets are highly competitive and our business and results of operations may be adversely affected by entry of new competitors into the markets, aggressive pricing, and the introduction or expansion of competitive products and technologies.

The markets for our products are highly competitive and are characterized by rapid technological advances, price erosion, frequent new product introductions and evolving industry standards. Our current and potential competition consists of major domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources than we have. We also expect that an increasing number of companies will enter the markets for our storage networking products and new or stronger competitors may emerge as a result of consolidation movements in the marketplace. Furthermore, larger companies in other related industries may develop or acquire technologies and apply their significant resources, such as distribution channels and brand recognition, to acquire significant market share. Emerging companies attempting to obtain a share of the existing markets act as potential competition as well. Additionally, our competitors continue to introduce products with improved price/performance characteristics, and we will have to do the same to remain competitive. We expect that our market will attract competition. As the market grows and matures, customers may qualify multiple sources for OEM or standard products where we have prevailed previously as a single source, thus introducing competition into our existing customer accounts. Increased competition could result in significant price competition, reduced revenues, lower profit margins or loss of market share, any of which would have a material adverse effect on our business, results of operations and financial condition.

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

The markets for our products are characterized by rapidly changing technology, evolving industry standards and the frequent introduction of new products and enhancements. Our future success depends in a large part on our ability to enhance our existing products and to introduce new products on a timely basis to meet changes in customer preferences and evolving industry standards. Currently, new technologies and proposed new technologies such as 10 gigabit per second, or Gbps, optics; Infiniband; PCI-X; PCI Express; iSCSI; SCSI over IP, or SOIP; Serial Advanced Technology Attachment, or SATA; Serial Attached SCSI, or SAS; VI; RDMA; and iWarp; are still in development by many companies and it is impossible to know what the end technology will provide. We cannot be certain that we will be successful in developing, manufacturing and marketing new products or product enhancements that respond to such changes in a timely manner and achieve market acceptance. We also cannot be certain that we will be able to develop the underlying core technologies necessary to create new products and enhancements, or that we will be able to license the core technologies with commercially reasonable terms from third parties. In addition, a key element of our current business strategy is to develop ASICs in order to increase system performance and reduce manufacturing costs, thereby enhancing the price/performance of our storage networking products. We cannot be certain that we will be successful at developing and incorporating ASICs effectively and in a timely manner. If we are unable, for technological or other reasons, to develop new products, enhance or sell existing products, or consume existing products in a timely and cost-effective manner in response to technological and market changes, our business, results of operations and financial condition may be materially adversely affected.

The migration of our customers towards newer product platforms may have a significant adverse effect on our results of operations, including charges for obsolete inventory.

As our customers migrate from one platform to the enhanced price/performance of the next platform, we may experience reduced revenue, gross profit and gross margin levels associated with lower average selling prices and higher relative product costs associated with improved performance. Also, economic conditions during platform migration periods can have a significant impact on results. This was evidenced in late September 2001, as some of our major customers made announcements that general economic conditions, exacerbated by the increase in economic uncertainty in the aftermath of the terrorist events of September 11, 2001, were having a negative impact on their financial results. The announcements made, and forecasts received, indicated deteriorating demand for our one Gbps products as these customers were expected to migrate to two Gbps products for future purchases. As a result, we recorded a net inventory charge of $10.1 million in 2002. After initially recording its one Gbps reserve during the first quarter of fiscal 2002, as a result of generally improved demand exceeding prior estimates and the resulting sale of products for which a reserve had been recorded, the Company subsequently reduced this reserve by a total of $4.9 million. As with all inventory, we regularly compare forecasted demand for our one Gbps products against inventory on hand and open purchase commitments and accordingly, we may have to record additional excess and obsolete inventory reserves as forecasted demand changes.

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

A change in our business relationships with our third-party suppliers or our contract manufacturers could adversely affect our business.

We rely on third-party suppliers for components and the manufacture of our products, and we have experienced delays or difficulty in securing components and finished goods in the past. Delays or difficulty in securing components or finished goods may be caused by numerous factors including, but not limited to:

•	Discontinued production by a vendor;

•	Undetected errors, failures, or production quality issues;

•	Natural disasters;

•	Disruption in shipping channels;

•	Timeliness of delivery;

•	Financial stability and viability of our suppliers and contract manufacturers;

•	Changes in business strategies of our suppliers and contract manufacturers;

•	Environmental, tax, or legislative changes in the location where our products are produced;

•	Difficulties associated with foreign operations; and

•	Market shortages.

We will continually monitor these factors and others in making the determination to retain our current suppliers or change suppliers. An interruption in supply or the cost of shifting to a new supplier could have a material adverse effect on our business, results of operations and financial condition.

Additionally, key components that we use in our products may only be available from single sources with which we do not have contracts. Although our objective is to qualify at least two supply sources it is not always cost effective or possible. For example, Intel is currently our sole supplier for some microprocessors and bridge chips used in our products, while IBM is the sole supplier of a bridge chip used in some of our other dual channel Fibre Channel products. Also, E20, Finisar, ICS, Lattice, Micrel, Micron, and Siliconix are each sole-source suppliers of individual components for our newer generation Fibre Channel HBAs, which have recently entered into production. In addition, we design our own ASICs that are embedded in our products, and these are manufactured by third-party semiconductor foundries such as LSI Logic and QuickLogic. In addition to hardware, we design software to provide functionality to our hardware products. In the past, we have also licensed software from third party providers for use with our traditional networking products, and most of these providers are the sole source for the software. However, both our software and the third party software are sold as embedded programs within the hardware products. The loss of one or more of our sole suppliers or third party foundries could have a material adverse effect on our business, results of operations and financial condition. In addition, an announcement made by one of our sole suppliers or third party foundries that they intend to stop producing a component in the future could cause us, based on forecasted demand that may or may not materialize, to enter into a long-term purchase commitment or make a last-time purchase that could have a material adverse effect on our business, results of operations and financial condition.

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

In July 2002, MSL notified us that they would be closing their facility within the United States that manufactured our products. As a result, the facility has been closed and we are transitioning a portion of the manufacturing of our products to an alternative MSL facility within the United States. We cannot predict the impact this move will have on us, but if we were to experience significant delays in product qualifications, completing production runs, or shipping product as a result of this move, and we were unable to compensate for this disruption elsewhere, it could have a material adverse effect on our business, results of operations and financial condition. Moreover, because we rely upon Suntron and MSL to manufacture, store and ship our products, the manufacturing and sale of our products would be temporarily suspended if either Suntron or MSL, or both, are unable or unwilling to complete production runs for us in the future, or experience any significant delays in completing production runs or shipping product. An interruption in supply of our products and the cost of qualifying and shifting production to an alternative manufacturing and distribution facility could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we rely upon the financial stability of our contract manufacturers, and their ability and willingness to continue as our contract manufacturers.

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

We cannot be certain that the steps we take to protect our intellectual property will adequately protect our proprietary rights, that others will not independently develop or otherwise acquire equivalent or superior technology, or that we can maintain such technology as trade secrets. In addition, the laws of some of the countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States or at all. Furthermore, we enter into various development projects and arrangements with other companies. In some cases, these arrangements allow for the sharing or use of our intellectual property. Our failure to protect our intellectual property rights could have a material adverse effect on our business, results of operations and financial condition.

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

For the six months ended December 29, 2002, sales in the United States accounted for 62 percent of our total net revenues, sales in Europe accounted for 31 percent of our total net revenues, and sales in the Pacific Rim countries accounted for seven percent of our total net revenues. We expect that sales in the United States and Europe will continue to account for the substantial majority of our net revenues for the foreseeable future. All of our sales are currently denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. Additionally, a significant portion of our products are produced at a manufacturing subcontractor’s production facility in Valencia, Spain and as a result we are subject to the risks inherent in international operations. Our international business activities could be affected, limited or disrupted by a variety of factors, including:

•	The imposition of governmental controls and regulatory requirements;

•	The costs and risks of localizing products for foreign countries;

•	Longer accounts receivable payment cycles;

•	Changes in the value of local currencies relative to our functional currency;

•	Trade restrictions;

•	Changes in tariffs;

•	Loss of tax benefits due to international production;

•	General economic and social conditions within foreign countries; and

•	Political instability or terrorism.

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

In January 2002, we completed a $345.0 million private placement of convertible subordinated notes, which are due February 1, 2007. Subsequently, during the three months ended September 29, 2002, we repurchased and cancelled at a discount to face value approximately $136.5 million in face value of such notes. Opportunities for us to repurchase additional amounts of the outstanding convertible subordinated notes may not be available at favorable prices. To the extent that we utilize the proceeds of such private placement in a manner that results in us not having sufficient liquidity and capital resources to repay the principal amounts of the notes when due, we may be forced to raise additional funds through public or private debt or equity financings, which may not be available on favorable terms, if at all. If such financings were not available on favorable terms, our results of operations and financial condition could be materially adversely affected.

Potential acquisitions or strategic investments may be more costly or less profitable than anticipated and may adversely affect the price of our company stock.

We may pursue acquisitions or strategic investments that could provide new technologies, products or service offerings. Future acquisitions or strategic investments may negatively impact our results of operations as a result of the use of significant amounts of cash, potentially dilutive issuances of equity or equity-linked securities, incurrence of debt, or amortization of intangible assets with determinable lives. Furthermore, we may incur significant expenses pursuing acquisitions or strategic investments that ultimately may not be completed. Moreover, to the extent that any proposed acquisition or strategic investment is not favorably received by stockholders, analysts and others in the investment community, the price of our common stock could be adversely affected. In addition, acquisitions or strategic investments involve numerous risks, including:

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

In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. In this regard, we and certain of our officers and directors were named as defendants in a number of securities class action lawsuits filed in the United States District Court, Central District of California. The plaintiffs in the actions represent purchasers of our common stock during various periods ranging from January 18, 2001, through February 9, 2001. The complaints allege that we and certain of our officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints generally seek compensatory damages, costs and attorney’s fees in an unspecified amount. In addition, we have received inquiries about events giving rise to the lawsuits from the Securities and Exchange Commission and the Nasdaq Stock Market. While we believe that the lawsuits are without legal merit and intend to defend them vigorously, it is not possible to predict whether we will incur any material liability in connection with such lawsuits. See Part II – Item 1 – “Legal Proceedings” for a more complete discussion of such litigation.

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

Stock compensation charges associated with our Employee Stock Purchase Plan could have an adverse impact on our results of operations.

Effective October 14, 2002, the Board of Directors approved authorization of an additional 750 thousand shares for issuance under the Employee Stock Plan, subject to stockholder approval. The authorization was approved at our annual meeting of stockholders on November 21, 2002. Since the fair market value of our common stock on November 21, 2002, was higher than the fair market value on October 14, 2002, in the event the fair market value of our common stock closes above $10.90 (the fair market value as of the close of business on October 14, 2002) on the current purchase period closing date, which is March 31, 2003, we will incur a charge against earnings that would have an adverse impact on our results of operations. Because the total amount of such charge depends on employee participation levels as well as the future price of our common stock on March 31, 2003, the actual amount of any such charge cannot be calculated at this time. The Company recorded estimated pro-rata deferred compensation expense of approximately $0.3 million and an estimated increase in deferred compensation of $1.0 million associated with the authorization of these shares based on a share price of $19.01 as of December 29, 2002.

The final determination of our income tax liability may be materially different from our income tax provisions and accruals.

We are subject to income taxes in both Unites States and international jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, there is no assurance that the final determination of our income tax liability will not be materially different than that which is reflected in our income tax provisions and accruals. Should additional taxes be assessed as a result of new legislation, an audit, or litigation, or if our effective tax rate should change as a result of changes in federal, international, or state and local tax laws, there could be a material effect on our income tax provision and net income in the period or periods in which that determination is made.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Interest Rate Sensitivity

At December 29, 2002, the Company’s investment portfolio consisted of fixed income securities, excluding those classified as cash equivalents, of $442.7 million. The Company has the positive intent and ability to hold these securities to maturity. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10 percent from the levels at December 29, 2002, the decline in the fair value of the portfolio would not be material to the Company’s financial position, results of operations and cash flows. However, if interest rates decreased and securities within the Company’s portfolio matured and were re-invested in securities with lower interest rates, interest income would decrease in the future.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

Beginning on or about February 20, 2001, the Company and certain of its officers and directors were named as defendants in a number of securities class action lawsuits filed in the United States District Court, Central District of California. The plaintiffs in the actions represent purchasers of the Company’s common stock during various periods ranging from January 18, 2001, through February 9, 2001. The complaints allege that the Company and certain of its officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints generally seek compensatory damages, costs and attorney’s fees in an unspecified amount. Pursuant to a Stipulation and Court Order, the actions have been consolidated. On August 24, 2001, an Amended and Consolidated Complaint was filed. Defendants’ motion to dismiss was denied by way of an order dated March 7, 2002. Defendants’ motion for reconsideration of that order was denied by an order dated May 3, 2002. Plaintiffs have commenced discovery. The court certified the class action by an order dated September 30, 2002. The court has scheduled a trial setting conference on June 6, 2003, with an expectation that the case will be set for trial in July, 2003. As a result of these class action lawsuits, a number of derivative cases were filed in state courts in California and Delaware, and in federal court in California, alleging that certain officers and directors breached their fiduciary duties to the Company in connection with the events alleged in the class action lawsuits. The derivative cases filed in California state courts have been consolidated in Orange County Superior Court and plaintiffs filed a consolidated and amended complaint on January 31, 2002. On May 10, 2002, the Orange County Superior Court ordered that the consolidated actions be stayed pending resolution of the federal class action described above. The derivative suit in Delaware was dismissed on August 28, 2001. On March 15, 2002, the United States District Court for the Central District of California ordered that the federal derivative action be stayed pending resolution of the class action lawsuit described above. The plaintiffs in that action filed a motion for reconsideration of that order, which was denied by an order dated June 3, 2002. The above-described litigation could result in substantial costs to the Company and a diversion of management’s attention and resources. While the Company believes that the lawsuits are without legal merit and intends to defend them vigorously, because the lawsuits are at an early stage, it is not possible to predict whether the Company will incur any material liability in connection with such lawsuits. The Company received inquiries about events giving rise to the lawsuits from the Securities and Exchange Commission and Nasdaq Stock Market.

Additionally, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on November 21, 2002. All share amounts related to the stockholder’s meeting are the actual shares as of that date. There were 81,931,519 shares of the Company’s common stock issued, outstanding and entitled to vote at the meeting as of October 9, 2002, the record date. Proxies representing 75,250,151 common shares were received and tabulated. Five proposals were voted on at this meeting. First, the following members were elected to the Company’s Board of Directors to hold office for the ensuing year:

Nominee	In Favor	Withheld

Fred. B. Cox	73,183,141	2,067,010
Michael P. Downey	72,622,318	2,627,833
Bruce C. Edwards	72,628,317	2,621,834
Cornelius A. Ferris	73,180,038	2,070,113
Paul F. Folino	74,690,449	559,702
Robert H. Goon	72,576,368	2,673,783
Don M. Lyle	73,206,571	2,043,580

The second proposal submitted to the stockholders of the Company was to ratify and approve the Company’s Employee Stock Option Plan, including amendments to increase the number of shares of common stock reserved thereunder by 5,000,000 shares, prohibit the repricing of previously granted options and certain similar transactions, without shareholder approval, and extend the expiration date of the plan to December 31, 2010. The proposal was approved with the following votes:

For	38,017,319
Against	15,017,265
Abstain	129,871
Broker Non-Vote	22,085,696

The third proposal was to ratify and approve the Company’s 1997 Stock Option Plan for Non-Employee Directors, including amendments to increase the number of shares of common stock reserved for issuance thereunder by 250,000 shares and extend the expiration date of the plan to December 31, 2010. The proposal was approved with the following votes:

For	38,403,099
Against	14,606,995
Abstain	154,361
Broker Non-Vote	22,085,696

The fourth proposal was to ratify and approve the Company’s Employee Stock Purchase Plan, including an amendment to increase the number of shares reserved for issuance thereunder by 750,000 shares. The proposal was approved with the following votes:

For	41,754,416
Against	11,295,629
Abstain	114,410
Broker Non-Vote	22,085,696

The fifth proposal submitted to the stockholders of the Company was to ratify the selection of KPMG LLP as the Company’s independent public accountants for fiscal year 2003. This proposal was approved with the following votes:

For	71,913,486
Against	3,240,495
Abstain	96,170

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for 1997).

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit 3.3	Bylaws of the Company, as amended. (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2002).

Exhibit 3.4	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.1	Rights Agreement, dated January 19, 1989, as amended (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.2	Certificate regarding extension of Final Expiration Date of Rights Agreement dated January 18, 1999 (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-3, filed on May 17, 1999).

Exhibit 4.3	Form of 1.75% Convertible Subordinated Note due February 1, 2007 (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3, amended on June 28, 2002).

Exhibit 4.4	Indenture between the Company, as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated January 29, 2002, related to the Company’s 1.75% Convertible Subordinated Notes due February 1, 2007 (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-3, amended on June 28, 2002).

Exhibit 4.5	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation dated January 29, 2002, related to the Company’s 1.75% Convertible Subordinated Notes due February 1, 2007 (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-3, amended on June 28, 2002).

Exhibit 10.1	Giganet, Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed March 2, 2001).

Exhibit 10.2	Emulex Corporation Employee Stock Option Plan, as amended (incorporated by reference to Appendix B to the Proxy Statement filed on October 21, 2002).

Exhibit 10.3	Emulex Corporation 1997 Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Appendix C to the Company’s 2002 Proxy Statement filed on October 21, 2002).

Exhibit 10.4	Emulex Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix D to the Company’s 2002 Proxy Statement filed on October 21, 2002).

Exhibit 99.1	Certification of Periodic Financial Reports by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

The registrant has not filed any reports on Form 8-K during the period for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 11, 2003

EMULEX CORPORATION

By:	/s/ Paul F. Folino Paul F. Folino Chairman of the Board and Chief Executive Officer

By:	/s/ Michael J. Rockenbach Michael J. Rockenbach Executive Vice President and Chief Financial Officer (Principal Financial & Chief Accounting Officer)

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

Date: February 11, 2003

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

Date: February 11, 2003

/s/ Michael J. Rockenbach
Michael J. Rockenbach
Chief Financial Officer

Exhibit Index

(a)	Exhibits

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for 1997).

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit 3.3	Bylaws of the Company, as amended. (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2002).

Exhibit 3.4	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.1	Rights Agreement, dated January 19, 1989, as amended (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.2	Certificate regarding extension of Final Expiration Date of Rights Agreement dated January 18, 1999 (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-3, filed on May 17, 1999).

Exhibit 4.3	Form of 1.75% Convertible Subordinated Note due February 1, 2007 (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3, amended on June 28, 2002).

Exhibit 4.4	Indenture between the Company, as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated January 29, 2002, related to the Company’s 1.75% Convertible Subordinated Notes due February 1, 2007 (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-3, amended on June 28, 2002).

Exhibit 4.5	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation dated January 29, 2002, related to the Company’s 1.75% Convertible Subordinated Notes due February 1, 2007 (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-3, amended on June 28, 2002).

Exhibit 10.1	Giganet, Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed March 2, 2001).

Exhibit 10.2	Emulex Corporation Employee Stock Option Plan, as amended (incorporated by reference to Appendix B to the Proxy Statement filed on October 21, 2002).

Exhibit 10.3	Emulex Corporation 1997 Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Appendix C to the Company’s 2002 Proxy Statement filed on October 21, 2002).

Exhibit 10.4	Emulex Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix D to the Company’s 2002 Proxy Statement filed on October 21, 2002).

Exhibit 99.1	Certification of Periodic Financial Reports by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.