Form 10-Q
period 2003-03-30
EMULEX CORP /DE/
filed 2003-05-14
CIK 350917

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 2003

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

Yes   X   No

As of May 8, 2003 the registrant had 82,344,829 shares of common stock outstanding.

EMULEX CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	March 30,	June 30,
Assets	2003	2002

Current assets:
Cash and cash equivalents	$139,108	$282,561
Restricted cash	11,850	2,024
Investments	254,576	227,905
Accounts and other receivables, net	45,906	36,259
Litigation settlements receivable	13,545	—
Inventories, net	18,427	14,833
Prepaid expenses	7,069	3,779
Deferred income taxes	45,708	30,205

Total current assets	536,189	597,566
Property and equipment, net	21,223	18,574
Investments	180,338	119,302
Goodwill, net	397,256	397,256
Other intangibles, net	28,517	32,874
Deferred income taxes	—	29,385
Other assets	6,759	12,407

	$1,170,282	$1,207,364

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,278	$12,663
Accrued liabilities	19,058	19,677
Accrued litigation settlements	39,500	—
Income taxes payable	4,943	7,020

Total current liabilities	77,779	39,360
Convertible subordinated notes	208,518	345,000
Deferred income taxes	6,482	—

	292,779	384,360

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	—	—
Common stock, $0.10 par value; 240,000,000 shares authorized; 82,071,316 and 81,800,909 issued and outstanding at March 30, 2003 and June 30, 2002, respectively	8,207	8,180
Additional paid-in capital	902,836	898,803
Deferred compensation	(3,967)	(7,156)
Accumulated deficit	(29,573)	(76,823)

Total stockholders’ equity	877,503	823,004

	$1,170,282	$1,207,364

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended

	March 30,	March 31,	March 30,	March 31,
	2003	2002	2003	2002

Net revenues	$79,573	$69,591	$226,446	$184,546
Cost of sales	29,088	27,465	84,311	94,786

Gross profit	50,485	42,126	142,135	89,760

Operating expenses:
Engineering and development	15,823	12,237	45,418	34,699
Selling and marketing	4,896	4,494	13,919	14,816
General and administrative	30,573	3,418	36,641	9,092
Amortization of goodwill and other intangibles	1,452	39,026	4,357	117,154

Total operating expenses	52,744	59,175	100,335	175,761

Operating income (loss)	(2,259)	(17,049)	41,800	(86,001)

Nonoperating income:
Gain on repurchase of convertible subordinated notes	—	—	28,729	—
Interest income	3,142	2,783	10,081	7,411
Interest expense	(1,236)	(1,343)	(4,267)	(1,350)
Other income (expense), net	(46)	(284)	(132)	(214)

Total nonoperating income	1,860	1,156	34,411	5,847

Income (loss) before income taxes	(399)	(15,893)	76,211	(80,154)
Income tax provision (benefit)	(151)	595	28,961	4,633

Net income (loss)	$(248)	$(16,488)	$47,250	$(84,787)

Net income (loss) per share:
Basic	$(0.00)	$(0.20)	$0.58	$(1.04)

Diluted	$(0.00)	$(0.20)	$0.57	$(1.04)

Number of shares used in per share computations:
Basic	82,055	81,383	81,959	81,414

Diluted	82,055	81,383	83,511	81,414

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended

	March 30,	March 31,
	2003	2002

Cash flows from operating activities:
Net income (loss)	$47,250	$(84,787)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	8,189	6,010
Loss on sale of strategic investment	—	248
Gain on repurchase of convertible subordinated notes	(28,729)	—
Litigation settlements	27,007	—
Deferred stock-based compensation	3,447	2,848
Amortization of goodwill and other intangibles	4,357	117,154
Loss on disposal of property and equipment	164	355
Deferred income taxes	20,364	(3,490)
Tax benefit from exercise of stock options	2,308	7,797
Provision for doubtful accounts	182	370
Changes in assets and liabilities, net of effects of business acquired:
Accounts and other receivables	(9,828)	3,144
Inventories	(3,594)	20,443
Prepaid expenses and other assets	(1,403)	(4,492)
Accounts payable	1,615	(9,549)
Accrued liabilities	(1,493)	8,229
Income taxes payable	(2,077)	(171)

Net cash provided by operating activities	67,759	64,109

Cash flows from investing activities:
Additions to property and equipment	(11,002)	(5,900)
Net increase in restricted cash related to construction escrow account	(9,826)	—
Payment for purchase of Giganet, Inc., net of cash acquired	—	(24)
Purchases of investments	(500,510)	(470,060)
Maturities of investments	412,803	389,727
Proceeds from sale of strategic investment	—	152

Net cash used in investing activities	(108,535)	(86,105)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock option plans	1,055	3,133
Proceeds from issuance of common stock under employee stock purchase plan	437	569
Repurchase of common stock	—	(10,539)
Net proceeds from issuance of convertible subordinated notes	—	334,154
Repurchase of convertible subordinated notes	(104,169)	—

Net cash provided by (used in) financing activities	(102,677)	327,317

Net increase (decrease) in cash and cash equivalents	(143,453)	305,321
Cash and cash equivalents at beginning of period	282,561	36,471

Cash and cash equivalents at end of period	$139,108	$341,792

Supplemental disclosures:
Noncash investing and financing activities:
Fair value of assets acquired	$—	$—
Fair value of liabilities assumed	—	(139)
Common stock issued and options assumed for acquired business	—	—
Cash paid during the period for:
Interest	$4,878	$7
Income taxes	8,852	496

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.	Summary of Significant Accounting Policies and Basis of Presentation

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the Company’s financial position as of March 30, 2003, and June 30, 2002, and the condensed consolidated statements of operations for the three and nine months ended March 30, 2003, and March 31, 2002, and the condensed consolidated statements of cash flows for the nine month periods then ended. Certain reclassifications have been made to the condensed consolidated balance sheet as of June 30, 2002, to conform to the presentation as of March 30, 2003. Interim results for the nine months ended March 30, 2003, are not necessarily indicative of the results that may be expected for the year ending June 29, 2003. The interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

Effective July 1, 2002, the Company adopted Financial Accounting Standards Board (“FASB”) Statement (“Statement”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” under which the recoverability of long-lived assets is assessed by determining whether the carrying value of an asset can be recovered through projected undiscounted future operating cash flows over its remaining life. The amount of impairment, if any, is measured based on fair value, which is determined using projected discounted future operating cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The adoption of Statement 144 did not have a material impact on the Company’s financial position, results of operations, or liquidity.

In November 2002, the FASB issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The required disclosures are included in Note 5. Interpretation 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. Interpretation 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee. This is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. As noted above, the Company has adopted the disclosure requirements of Interpretation 45 and has applied the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002.

The Emerging Issues Task Force (“EITF”) recently reached a consensus on its tentative conclusions for EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides accounting guidance for customer solutions where delivery or performance of products, services and/or performance may occur at different points in time or over different periods of time. Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003. The Company believes the adoption of EITF 00-21 will not have a material impact on the Company’s financial position, results of operations, or liquidity.

In December 2002, the FASB issued Statement 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Statement 148 amends the disclosure requirements in Statement 123, “Accounting for Stock-Based Compensation” for annual periods ending after December 15, 2002, and for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of Statement 148 during the three months ended March 30, 2003. Effective for financial statements for fiscal years ending after December 15, 2002, Statement 148 also provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of Statement 123. Should the Company be required to adopt the fair value measurement provisions of Statement 123 and Statement 148, it would have a material impact on the Company’s results of operations. However, the Company has no plans to adopt the fair value measurement provisions of Statement 123 unless required to under new accounting standards and, as such, believes the adoption of Statement 148 will not have a material impact at this time on the Company’s financial position, results of operations, or liquidity.

The Company applies Accounting Principles Board (“APB”) Opinion No. 25 and related Interpretations in accounting for its stock option plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company’s net income (loss) would have been the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended

	(in thousands, except per share data)
	March 30,	March 31,	March 30,	March 31,
	2003	2002	2003	2002

Net income (loss) as reported	$(248)	$(16,488)	$47,250	$(84,787)
Add: Total stock-based compensation expense included in net income (loss) as reported	817	89	1,230	188
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(6,987)	(12,214)	(23,548)	(42,958)

Pro forma net income (loss)	$ (6,418)	$(28,613)	$24,932	$(127,557)

Pro forma net income (loss) per share:
Basic – as reported	$(0.00)	$(0.20)	$0.58	$(1.04)

Basic – pro forma	$(0.08)	$(0.35)	$0.30	$(1.57)

Diluted – as reported	$(0.00)	$(0.20)	$0.57	$(1.04)

Diluted – pro forma	$(0.08)	$(0.35)	$0.30	$(1.57)

2.	Inventories

Inventories, net, are summarized as follows:

	March 30,	June 30,
	2003	2002

	(in thousands)
Raw materials	$5,186	$4,166
Finished goods	13,241	10,667

	$18,427	$14,833

Starting in late September 2001, some of the Company’s major customers made announcements that general economic conditions, exacerbated by the increase in economic uncertainty in the aftermath of the terrorist events of September 11, 2001, were having a negative impact on their financial results. The announcements made, and forecasts received, indicated deteriorating demand for the Company’s one gigabit per second (“Gbps”) products as these customers were expected to migrate to two Gbps products for future purchases. As a result, the Company recorded an excess and obsolete inventory charge totaling $13.6 million during the three months ended September 30, 2001. Subsequently, as a result of the sale of previously reserved products, the Company recorded a reduction of $2.2 million of this excess and obsolete inventory reserve for the nine months ended March 31, 2002, and a further reduction of $1.6 million for the first nine months of fiscal 2003 ended March 30, 2003. After initially recording its one Gbps reserve in September 2001, the Company has subsequently reduced this reserve by a total of $5.2 million through March 30, 2003, as previously reserved inventory has been sold. Overall, the Company has been able to recover a significant portion of this reserved inventory that was not expected based on the Company’s forecasts and the forecasts received from its customers when this excess and obsolete inventory charge was recorded. In addition to the sale of some of this previously reserved product, the Company has also scrapped $1.8 million of this reserved inventory and negotiated and paid cancellation charges of $0.2 million through March 30, 2003, related to this excess and obsolete inventory charge since it was initially recorded. As of March 30, 2003, the remaining reserve for one Gbps products was $6.4 million. However, as with all inventory, the Company regularly compares forecasted demand for its one Gbps products against inventory on hand and open purchase commitments and accordingly, the Company may have to record additional excess and obsolete inventory reserves if forecasted demand decreases. As of March 30, 2003, the Company had unreserved one Gbps inventory on hand of approximately $1.6 million.

3.	Goodwill and Other Intangibles

Goodwill and other intangibles, net, are as follows:

	March 30,	June 30,
	2003	2002

	(in thousands)
Intangible assets not subject to amortization after July 1, 2002:
Goodwill, net	$397,256	$395,470
Assembled workforce, net	–	1,786

Intangible assets not subject to amortization	$397,256	$397,256

Intangible assets subject to amortization:
Core technology and patents	$40,600	$40,600
Accumulated amortization, core technology and patents	(12,083)	(7,733)
Completed technology	20	20
Accumulated amortization, completed technology	(20)	(13)

Intangible assets subject to amortization	$28,517	$32,874

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

The remaining intangible assets subject to amortization are being amortized on a straight-line basis over seven years. Aggregated amortization expense for other intangibles for the nine months ended March 30, 2003, was $4.4 million and for the next five fiscal years is expected to be (in thousands):

For fiscal year ended 2003	$5,807
For fiscal year ended 2004	$5,800
For fiscal year ended 2005	$5,800
For fiscal year ended 2006	$5,800
For fiscal year ended 2007	$5,800

The following table presents the impact on net income (loss) and net income (loss) per share had Statement 142 been in effect for the three and nine months ended March 31, 2002.

	Three Months Ended		Nine Months Ended

	March 30,	March 31,	March 30,	March 31,
	2003	2002	2003	2002

	(in thousands, except per share data)
Net income (loss)	$(248)	$(16,488)	$47,250	$(84,787)
Add back: Goodwill amortization, net of tax	–	37,406	–	112,294
Add back: Assembled workforce amortization, net of tax	–	104	–	312

Adjusted net income (loss)	$(248)	$21,022	$47,250	$27,819
Add back: Interest expense on convertible subordinated notes, net of tax	–	833	–	—

Numerator for diluted net income (loss) per share	$(248)	$21,855	$47,250	$27,819

Basic net income (loss) per share:
Net income (loss) per share	$(0.00)	$(0.20)	$0.58	$(1.04)
Add back: Goodwill amortization,

	Three Months Ended		Nine Months Ended

	March 30,	March 31,	March 30,	March 31,
	2003	2002	2003	2002

	(in thousands, except per share data)
net of tax	—	0.46	—	1.38
Add back: Assembled workforce amortization, net of tax	–	–	–	–

Adjusted net income (loss)	$(0.00)	$0.26	$0.58	$0.34

Diluted net income (loss) per share:
Net income (loss) per share	$(0.00)	$(0.20)	$0.57	$(1.04)
Add back: Goodwill amortization, net of tax	–	0.44	–	1.37
Add back: Assembled workforce amortization, net of tax	–	–	–	–
Add back: dilutive effect of convertible subordinated notes	—	—	—	—

Adjusted net income (loss)	$(0.00)	$0.24	$0.57	$0.33

4.	Other Assets

Components of other assets are as follows:

	March 30,	June 30,
	2003	2002

	(in thousands)
Deferred debt issuance costs – convertible subordinated notes, net	$4,996	$9,882
Prepaid licensing fee	667	1,417
Refundable deposits	1,096	1,108

	$6,759	$12,407

5.	Accrued Liabilities

Components of accrued liabilities are as follows:

	March 30,	June 30,
	2003	2002

	(in thousands)
Accrued payroll and related costs	$7,452	$6,369
Accrued inventory purchases	3,208	3,208
Accrued interest	585	2,498
Warranty reserves	2,631	2,244
Deferred revenue	1,127	1,255
Accrued advertising and promotions	1,159	1,628
Other	2,896	2,475

	$19,058	$19,677

Deferred revenue includes an accrual for estimated returns and allowances of $0.9 million and $0.6 million at March 30, 2003, and June 30, 2002, respectively. Deferred revenue also includes the revenue related to legacy cLAN products with unspecified upgrade rights of $0.3 million and $0.7 million at March 30, 2003, and June 30, 2002, respectively.

The Company provides a warranty of between one and three years on its Fibre Channel and Internet Protocol products and provides a warranty of between one and five years on its traditional networking products. The reserve for warranty costs is provided for at the time of shipment based upon actual historical experience.

Changes to the warranty reserve for the nine months ended March 30, 2003, were:

Balance at June 30, 2002	$2,244
Additions charged to costs and expenses	1,020
Amounts charged against reserve	(633)

Balance at March 30, 2003	$2,631

6.	Convertible Subordinated Notes

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

During the three months ended September 29, 2002, the Company’s Board of Directors expanded the Company’s stock repurchase program to include the repurchase of the Company’s convertible subordinated notes as well as shares of the Company’s common stock. The combined program authorizes the repurchase of up to four million shares with three million shares of common stock still available for repurchase at March 30, 2003, and up to an additional $125.0 million to be spent on the repurchase of the convertible subordinated notes. During the three months ended March 30, 2003, the Company’s Board of Directors further expanded the repurchase of the convertible subordinated notes up to a total purchase price of $190.0 million, leaving $85.8 million authorized for repurchase at March 30, 2003. In August 2002, the Company bought back at a discount to face value approximately $136.5 million in face value of its convertible subordinated notes, spending $104.2 million. The repurchased notes were cancelled, leaving convertible subordinated notes outstanding with a face value of $208.5 million, which, if converted, would result in the issuance of approximately 3.9 million shares. The resulting net pre-tax gain of $28.7 million from the repurchase of the convertible subordinated notes was recorded for the three months ended September 29, 2002.

7.	Commitments and Contingencies

Litigation

Beginning on or about February 20, 2001, the Company and certain of its officers and directors were named as defendants in a number of securities class action lawsuits filed in the United States District Court, Central District of California. The plaintiffs in the actions represent purchasers of the Company’s common stock during various periods ranging from January 18, 2001, through February 9, 2001. The complaints allege that the Company and certain of its officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints generally seek compensatory damages, costs and attorney’s fees in an unspecified amount. Pursuant to a Stipulation and Court Order, the actions were consolidated. On August 24, 2001, an Amended and Consolidated Complaint was filed. Defendants’ motion to dismiss was denied by way of an order dated March 7, 2002. Defendants’ motion for reconsideration of that order was denied by an order dated May 3, 2002. Plaintiffs commenced discovery. The court certified the class action by an order dated September 30, 2002. Following these class action lawsuits, a number of derivative cases were filed in state courts in California and Delaware, and in federal court in California, alleging that certain officers and directors breached their fiduciary duties to the Company in connection with the events alleged in the class action lawsuits. The derivative cases filed in California state courts were consolidated in Orange County Superior Court and plaintiffs filed a consolidated and amended complaint on January 31, 2002. On May 10, 2002, the Orange County Superior Court ordered that the consolidated actions be stayed pending resolution of the federal class action described above. The derivative suit in Delaware was dismissed on August 28, 2001. On March 15, 2002, the United States District Court for the Central District of California ordered that the federal derivative action be stayed pending resolution of the class action lawsuit described above. The Company has received inquiries about events giving rise to the lawsuits from the Securities and Exchange Commission and the Nasdaq Stock Market. On April 22, 2003, the Company entered into two Memoranda of Understanding (“MOU’s”) agreeing to terms of settlement of both the class action and derivative litigation. The MOU’s call for settlement payments totaling $39.0 million, plus up to $0.5 million of the cost of providing notice to the class members. The settlements will require court approval, which will be sought after the settlement documentation is completed. Insurance proceeds are expected to reimburse the Company for approximately $12.5 million of the settlement payments, and the probable net effect of the settlements to the Company, based on the Company’s current estimate of reimbursement from the insurance carriers, is expected to be approximately $27.0 million, or $16.7 million after tax.

Additionally, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Other Commitments and Contingencies

The Company recorded an estimated excess and obsolete inventory charge of $13.6 million associated with older-generation one Gbps products during the three months ended September 30, 2001. Subsequently, as a result of the sale of previously reserved products, the Company recorded a reduction of $2.2 million of this excess and obsolete inventory reserve for the nine months ended March 31, 2002, and a further reduction of $1.6 million for the first nine months of fiscal 2003 ended March 30, 2003. After initially recording its one Gbps reserve in September 2001, the Company has subsequently reduced this reserve by a total of $5.2 million through March 30, 2003, as previously reserved inventory has been sold. Overall, the Company has been able to recover a significant portion of this reserved inventory that was not expected based on the Company’s forecast and the forecasts received from its customers when this excess and obsolete inventory charge was recorded. In addition to the sale of some of this previously reserved product, the Company has also scrapped $1.8 million of this reserved inventory and negotiated and paid cancellation charges of $0.2 million through March 30, 2003, related to this excess and obsolete inventory charge since it was initially recorded. As of March 30, 2003, the remaining reserve for one Gbps products was $6.4 million. However, as with all inventory, the Company regularly compares forecasted demand for its one Gbps products against inventory on hand and open purchase commitments and accordingly, the Company may have to record additional excess and obsolete inventory reserves if forecasted demand decreases. As of March 30, 2003, the Company had unreserved one Gbps inventory on hand of approximately $1.6 million.

The Company was previously required to enter into an end-of-life purchase agreement for a key inventory component as the sole-source manufacturer of this component announced their discontinued manufacturing of the component. As of March 30, 2003, the Company’s remaining purchase obligation was $3.3 million. In relation to the excess and obsolete inventory charge associated with older generation one Gbps products, the Company has accrued $3.2 million, which represented the Company’s commitment to purchase this key component in excess of forecasted demand and as a result was reserved.

During the third quarter of fiscal 2002, the Company entered into an agreement to relocate its headquarters locally in Costa Mesa, California. The Company will finance the build to suit construction phase of the new facility with its own capital, before beginning a 10-year lease term with an option to buy the land and buildings during the first six months of the lease term. If the Company does not exercise its option to purchase the facility, the landlord will obtain permanent financing and reimburse the Company for the construction costs. The Company’s total gross undiscounted financial commitment for the 10-year lease term would be approximately $46.0 million. At March 30, 2003, the Company had restricted cash of $11.9 million in escrow associated with the construction of the headquarters.

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

	Three Months Ended		Nine Months Ended

	March 30,	March 31,	March 30,	March 31,
	2003	2002	2003	2002

	(in thousands, except per share data)
Numerator:
Net income (loss)	$(248)	$(16,488)	$47,250	$(84,787)

Denominator:
Denominator for basic net income (loss) per share – weighted average shares outstanding	82,055	81,383	81,959	81,414
Effect of dilutive securities:
Dilutive options outstanding	—	—	1,552	—

Denominator for diluted net income (loss) per share – adjusted weighted average shares	82,055	81,383	83,511	81,414

	Three Months Ended		Nine Months Ended

	March 30,	March 31,	March 30,	March 31,
	2003	2002	2003	2002

	(in thousands, except per share data)
Basic net income (loss) per share	$(0.00)	$(0.20)	$0.58	$(1.04)

Diluted net income (loss) per share	$(0.00)	$(0.20)	$0.57	$(1.04)

Antidilutive options excluded from the computation	10,382	9,437	6,778	9,437

Antidilutive common shares from assumed conversion of outstanding convertible subordinates notes excluded from the calculation	3,873	6,408	3,873	6,408

Average market price	$19.91	$38.61	$18.83	$29.36

As the Company recorded a net loss for the three months ended March 30, 2003, and both the three and nine month periods ended March 31, 2002, all outstanding stock options and the common stock equivalents associated with the convertible subordinated notes were excluded from the calculation of diluted net loss per share in those periods because the effect would have been antidilutive. The antidilutive options were excluded from the computation of diluted earnings per share for the nine month period ended March 30, 2003, because the options’ exercise prices were greater than the average market price of the common shares during the period. In addition, the common stock equivalents associated with the convertible subordinated notes were excluded from the calculation of diluted net income per share for the nine months ended March 30, 2003, because the effect would have been antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in this Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders and in press releases. In addition, our representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as “anticipates,” “in the opinion,” “believes,” “intends,” “expects,” “may,” “will,” “should,” “could,” “plans,” “forecasts,” “estimates,” “predicts,” “projects,” “potential,” “continue,” and similar expressions may be intended to identify forward-looking statements.

Actual future results could differ materially from those described in the forward-looking statements as a result of a variety of factors, including those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, and, in particular, the subsection entitled “Risk Factors” set forth therein, and in our most recently filed Annual Report on Form 10-K. These factors include the fact that the economy generally, and the technology and storage segments specifically, have recently been in a state of uncertainty making it difficult to determine if past experience is a good guide to the future or if markets will grow or shrink in the short term. Recently, our results have been significantly impacted by a widespread slowdown in information technology spending that has also pressured the storage networking market that is the mainstay of our business. A prolonged downturn in information technology spending could adversely affect our revenues and results of operations. As a result of this uncertainty, we are unable to predict with any accuracy what future results might be. Other factors affecting these forward-looking statements include, but are not limited to, the following: slower than expected growth of the storage networking market or the failure of our Original Equipment Manufacturer, or OEM, customers to successfully incorporate our products into their systems; our dependence on a limited number of customers and the effects of the loss of, or decrease or delays in orders by, any such customers, or the failure of such customers to make payment; the emergence of new or stronger competitors; the timing and market acceptance of our or our OEM customers’ new or enhanced products; the variability in the level of our backlog and the variable booking patterns of our customers; the effects of terrorist activities and resulting political or economic instability; the highly competitive nature of the markets for our products as well as pricing pressures that may result from such competitive conditions; our ability and the ability of our OEM customers to keep pace with the rapid technological changes in our industry and gain market acceptance for new products and technologies; the effect of rapid migration of customers toward newer product platforms; possible transitions from board level to application specific integrated circuit, or ASIC, solutions for selected applications; a shift in unit product mix from high-end to midrange products; a decrease in the average unit selling prices or an increase in the manufactured cost of our products; delays in product development; our reliance on third-party suppliers and subcontractors for components and assembly; any inadequacy of our intellectual property protection or the potential for third-party claims of infringement; our ability to attract and retain key technical personnel; our dependence on foreign sales; the effect of our stock price on stock compensation charges; the effect of acquisitions; changes in federal, international, or state and local income tax laws or rates; or changes in accounting standards.

Readers should carefully review these cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends and are in addition to other factors discussed elsewhere in this Form 10-Q, in our filings with the Securities and Exchange Commission or in materials incorporated therein by reference. We caution the reader, however, that these lists of risk factors may not be exhaustive. We expressly disclaim any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances. References contained herein to “Emulex,” the “Company,” “our,” “us,” and “we” refer to Emulex Corporation and its subsidiaries.

Company Overview

Emulex Corporation is a leading designer, developer and supplier of a broad line of storage networking host bus adapters, or HBAs, and ASICs that provide connectivity solutions for storage area networks, or SANs, network attached storage, or NAS, and redundant array of independent disks, or RAID, storage. HBAs are the data communication products that enable servers to connect to storage networks by offloading communication processing tasks as information is delivered and sent to the SAN. Our products are based on internally developed ASIC and embedded firmware and software technology, and offer support for a wide variety of SAN protocols, configurations, system interfaces, operating systems, and applications. Emulex’s architecture offers customers a stable applications program interface, or API, that has been preserved across multiple generations of adapters and to which many of the world’s leading OEMs have customized software for mission-critical server and storage system applications.

Recently, the majority of our revenues have been comprised of products based on Fibre Channel technology. Our Fibre Channel development efforts began in 1992 and we shipped our first Fibre Channel product in volume in 1996. According to Dell’Oro Group and Gartner Dataquest, in calendar 2002 we were the world’s largest provider of Fibre Channel host bus adapters. In March 2001, we acquired Giganet, a leading developer of storage networking products based on Ethernet and Internet Protocol, or IP, technologies. Effective July 2, 2001, Giganet was merged with and into Emulex Corporation, a California corporation that is the primary operating subsidiary of Emulex. Giganet’s technology allowed an extension of our market-leading HBA APIs into the emerging Internet Small Computer Systems Interface, or iSCSI portion of the storage networking market. Via a joint development agreement, Emulex and Intel are pioneering a common storage processor architecture for Serial ATA, Serial Attached SCSI and Fibre Channel interfaces, which also leverages our market-leading HBA API’s. We have secured significant customer relationships with the world’s leading storage and server suppliers, including Dell, EMC, Fujitsu-Siemens, Groupe Bull, Hewlett-Packard, Hitachi Data Systems, IBM, NEC, Network Appliance and Unisys. In addition, we include industry leaders Brocade, Computer Associates, Intel, Legato, McDATA, Microsoft, and Veritas among our strategic partners. We market to OEMs and end-users through our own worldwide selling organization, as well as to distribution partners, including ACAL, Avnet, Bell Microproducts, Info-X, Netmarks, Tech Data, TidalWire, and Tokyo Electron. Corporate headquarters are located in Costa Mesa, California. As of March 30, 2003, we had a total of 377 employees.

Results of Operations

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere herein.

	Percentage of Net Revenues		Percentage of Net Revenues
	For the Three Months Ended		For the Nine Months Ended

	March 30,	March 31,	March 30,	March 31,
	2003	2002	2003	2002

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	36.6	39.5	37.2	51.4

Gross profit	63.4	60.5	62.8	48.6

Operating expenses:
Engineering and development	19.9	17.6	20.1	18.8
Selling and marketing	6.2	6.5	6.1	8.0
General and administrative	38.3	4.9	16.2	4.9
Amortization of goodwill and other intangibles	1.8	56.0	1.9	63.5

Total operating expenses	66.2	85.0	44.3	95.2

Operating income (loss)	(2.8)	(24.5)	18.5	(46.6)
Nonoperating income	2.3	1.7	15.2	3.2

Income (loss) before income taxes	(0.5)	(22.8)	33.7	(43.4)
Income tax provision (benefit)	(0.2)	0.9	12.8	2.5

Net income (loss)	(0.3)%	(23.7)%	20.9%	(45.9)%

Three months ended March 30, 2003, compared to three months ended March 31, 2002

Net Revenues. Net revenues for the third quarter of fiscal 2003 ended March 30, 2003, increased $10.0 million, or 14 percent, to $79.6 million, from the comparative quarter of fiscal 2002 ended March 31, 2002.

Net Revenues by Distribution Channel

	Three Months	Three Months
	Ended March	Ended March	Increase/	Percentage
(in thousands)	30, 2003	31, 2002	(Decrease)	Change

Net revenues:
OEM	$54,820	$55,166	$(346)	( 1%)
Distribution	24,736	14,375	10,361	72%
End-User	17	50	(33)	(66%)

Total net revenues	$79,573	$69,591	$9,982	14%

A major factor in the increased distribution net revenues is that beginning in the three months ended June 30, 2002, one of our larger OEM customers began sourcing more product through distribution rather than purchasing it directly. We continue to believe that our net revenues in this market are being generated primarily as a result of our product certifications and qualifications with OEM customers, which take product both directly and through distribution channels.

From a product line perspective, net revenues generated from our Fibre Channel products for the three months ended March 30, 2003, were $78.2 million, an increase of $9.9 million, or 15 percent, representing substantially the entire increase in net revenues from the comparative three months of fiscal 2002 and 98 percent of total net revenues for the three months ended March 30, 2003.

Net Revenues by Product Line

	Three Months	Three Months
	Ended March	Ended March	Increase/	Percentage
(in thousands)	30, 2003	31, 2002	(Decrease)	Change

Net revenues:
Fibre Channel	$78,185	$68,240	$9,945	15%
IP Networking	311	245	66	27%
Traditional Networking	1,077	1,106	(29)	(3%)

Total net revenues	$79,573	$69,591	$9,982	14%

Our IP Networking products consist of both our iSCSI products, which are currently in development, and VI products, as well as legacy cLAN products. Even though we continued to generate revenue from our cLAN and traditional networking products, our efforts are not focused on these products. We expect that our cLAN and traditional networking products will contribute negligible revenues to succeeding quarters. Although we continue to devote significant resources to iSCSI product development, the market remains in an early stage of development and we do not expect material revenue from these products for the foreseeable future.

In addition to direct sales, some of our larger OEM customers purchased or marketed products indirectly through distributors, resellers, or other third parties. Customers with direct revenues only or total direct and indirect revenues, including customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties, of more than 10 percent were as follows:

Net Revenues by Major Customers

	Direct Revenues		Total Direct and Indirect Revenues

	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended
	March 30, 2003	March 31, 2002	March 30, 2003	March 31, 2002

Net revenue percentage (1):
IBM	28%	19%	32%	29%
Hewlett-Packard (2)	21%	24%	21%	24%
EMC	—	10%	20%	25%

(1)	Amounts less than 10 percent are not presented

(2)	Fiscal 2002 Hewlett-Packard percentages represent Hewlett-Packard and Compaq (if aggregated)

Direct sales to no other customer accounted for more than 10 percent of total net revenues. Direct sales to our top five customers accounted for 69 percent of total net revenues for the three months ended March 30, 2003, compared to 68 for the same relative three months of fiscal 2002. Our net revenues from our customers can be significantly impacted by changes in the business models of our customers. Beginning in the three months ended June 30, 2002, EMC began sourcing more product through distribution rather than purchasing it directly. Consequently, direct sales to EMC have been impacted. Additionally, EMC has formed an alliance with Dell and entered into a worldwide manufacturing agreement with Dell. Consequently, some of our models previously sold under EMC-specific model numbers are now being sold under Dell-specific model numbers, and some net revenues for EMC, including direct sales to EMC and their customer-specific models purchased indirectly through other distribution channels, have been shifted as a result of this Dell alliance.

For the three months ended March 30, 2003, domestic net revenues increased by $4.7 million, or 12 percent, and international net revenues increased by $5.3 million, or 18 percent, compared to the three months ended March 31, 2002.

Net Domestic and International Revenues

	Three Months Ended	Three Months Ended	Increase/	Percentage
(in thousands)	March 30, 2003	March 31, 2002	(Decrease)	Change

Net revenue:
Domestic	$44,835	$40,132	$4,703	12%
Europe	28,398	26,417	1,981	7%
Pacific Rim	6,340	3,042	3,298	108%

Total net revenues	$79,573	$69,591	$9,982	14%

We believe the increases in domestic and international net revenues were principally a function of the overall size of the market for Fibre Channel products and increased market acceptance of our Fibre Channel products. However, because we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.

Gross Profit. Cost of sales included the cost of production of finished products, as well as support costs and other expenses related to inventory management, manufacturing quality, and order fulfillment. For the three months ended March 30, 2003, gross profit increased $8.4 million, or 20 percent, to $50.5 million from $42.1 million for the three months ended March 31, 2002. Gross margin increased to 63 percent for the three months ended March 30, 2003, compared to 61 percent in the comparable three months of fiscal 2002. The increases in gross profit and gross margin for the three months ended March 30, 2003, compared to the same relative three months of fiscal 2002 were primarily due to production cost reductions for Fibre Channel products, higher Fibre Channel net revenues and volumes, and changes in product mix toward our newer generation product models. Gross profit and gross margin were increased by a $0.3 million and a $2.2 million reduction of our one gigabit per second, or Gbps, excess and obsolete inventory reserve for the three months ended March 30, 2003 and March 31, 2002, respectively. Starting in late September 2001, some of our major customers made announcements that general economic conditions, exacerbated by the increase in economic uncertainty in the aftermath of the terrorist events of September 11, 2001, were having a negative impact on their financial results. The announcements made, and forecasts received, indicated deteriorating demand for our one Gbps products as these customers were expected to migrate to two Gbps products for future purchases. As a result, we recorded an estimated excess and obsolete inventory charge totaling $13.6 million during the first quarter of fiscal 2002. After initially recording the one Gbps reserve during the first quarter of fiscal 2002, we have subsequently reduced this reserve by a total of $5.2 million through March 30, 2003 as previously reserved inventory has been sold. Overall, we have been able to recover a significant portion of this reserved inventory that was not expected based on our forecasts and the forecasts received from our customers when this excess and obsolete charge was recorded. In addition to the sale of this previously reserved product, we have also scrapped $1.8 million of this reserved inventory and negotiated and paid cancellation charges of $0.2 million through March 30, 2003, related to this excess and obsolete inventory charge since it was initially recorded. Also, cost of sales included $72 thousand and $9 thousand of amortized deferred stock-based compensation expense for the three months ended March 30, 2003, and March 31, 2002, respectively.

Engineering and Development. Engineering and development expenses consisted primarily of salaries and related expenses for personnel engaged in the design, development, and technical support of our products. These expenses included third-party fees paid to consultants, prototype development expenses, and computer services costs related to supporting computer tools used in the design process. Engineering and development expenses were $15.8 million and $12.2 million for the three months ended March 30, 2003, and March 31, 2002, representing 20 and 18 percent of net revenues, respectively. Engineering and development expenses increased by $3.6 million, or 29 percent, for the three months ended March 30, 2003, compared to the same three months of fiscal 2002. This increase was due to our increased investment in Fibre Channel and IP engineering and development, which represented substantially all of our engineering and development efforts and expenses. Engineering expenses included $0.9 million and $0.5 million of amortized deferred stock-based compensation expenses for the three months ended March 30, 2003, and March 31, 2002, respectively. Due to the technical nature of our products, engineering support is a critical part of our strategy during both the development of our products and the support of our customers from product design through deployment into the market. We intend to continue to make significant investments in the technical support and enhancement of our current products, as well as the continued development of new products. Engineering expenses can fluctuate from quarter to quarter depending on several factors, including new product introduction schedules, hiring patterns, and depreciation of capital equipment.

Selling and Marketing. Selling and marketing expenses consisted primarily of salaries, commissions, and related expenses for personnel engaged in the marketing and sales of our products, as well as trade shows, product literature, promotional support costs, and other advertising related costs. Selling and marketing expenses were $4.9 million and $4.5 million for the three months ended March 30, 2003, and March 31, 2002, respectively, representing six percent of net revenues in both periods. Selling and marketing expenses increased by $0.4 million, or nine percent, for the three months ended March 30, 2003, compared to the same three months of fiscal 2002. This increase was primarily due to higher promotion and advertising costs, which increased by $0.4 million. Selling and marketing expenses included $0.4 million and $0.3 million of amortized deferred stock-based compensation expenses for the three months ended March 30, 2003, and March 31, 2002, respectively.

General and Administrative. Ongoing general and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees, and other associated corporate expenses. For the three months ended March 30, 2003, general and administrative expenses also included a net charge associated with the tentative settlements of securities class action and derivative lawsuits of $27.0 million. General and administrative expenses were $30.6 million and $3.4 million for the three months ended March 30, 2003, and March 31, 2002, representing 38 and five percent of net revenues, respectively. General and administrative expenses increased by $27.2 million, or 794 percent, for the three months ended March 30, 2003, compared to the same three months of fiscal 2002. This increase was primarily due to a net $27.0 million charge associated with the tentative settlements of securities class action and derivative lawsuits. The net $27.0 million charge includes $39.5 million to be paid to plaintiffs less an estimated $12.5 million probable minimum recovery from our insurance carriers. In addition to the $12.5 million, our probable minimum recovery also includes $1.0 million designated for related legal fees. At March 30, 2003, all related unpaid legal fees have been accrued as a liability. General and administrative expenses included $0.1 million and $60 thousand of amortized deferred stock-based compensation expenses for the three months ended March 30, 2003, and March 31, 2002, respectively.

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles included the amortization of intangible assets with estimable lives for the three months ended March 30, 2003. For the three months ended March 31, 2002, amortization of goodwill and other intangible assets included the amortization of goodwill in addition to the amortization of other intangible assets with estimable lives. All intangible assets relate to the purchase of Giganet, completed during fiscal 2001. The amortization of intangibles was $1.5 million for the three months ended March 30, 2003, and amortization of goodwill and other intangibles was $39.0 million for the comparative three months of fiscal 2002, representing two and 56 percent of net revenues, respectively. For the three months ended March 30, 2003, the amortization consisted of amortization for core technology and patents of $1.5 million and $2 thousand for completed technology. For the same three months of fiscal 2002, the amortization consisted primarily of $37.4 million and $0.2 million for goodwill and assembled workforce, respectively; as well as $1.5 million for core technology and patents and $2 thousand for completed technology. We completed our transitional goodwill impairment analysis under Financial Accounting Standards Board Statement, or FASB Statement, 142 during the first quarter of fiscal 2003 with no impairment charges resulting. The goodwill will be tested for impairment at least annually.

Nonoperating Income. Nonoperating income consisted primarily of interest income partially offset by interest expense. Our nonoperating income increased by $0.7 million to $1.9 million for the three months ended March 30, 2003, from $1.2 million for the same three months of fiscal 2002. While lower interest rates caused lower interest percentage yields, the increase in our invested funds caused an increase in interest income to $3.1 million for the three months ended March 30, 2003, from $2.8 million for the three months ended March 31, 2002. In addition, a decrease in other expense, which included a loss of $0.2 million on the sale of a strategic investment for the three months ended March 31, 2002, as well as a reduction in interest expense for our convertible subordinated notes for the three months ended March 30, 2003, due to the repurchase of convertible subordinated notes with a face value of $136.5 million earlier in fiscal 2003, also contributed to the increase in nonoperating income.

Income Taxes. For the three months ended March 30, 2003, we recorded a tax benefit in the amount of $0.2 million, or approximately 38 percent of our loss before income taxes. For the three months ended March 31, 2002, we recorded a tax provision in the amount of $0.6 million. We recorded a tax provision rather than a tax benefit, and at a rate other than the statutory federal tax rate, for the three months ended March 31, 2002, primarily due to the non-deductibility of goodwill amortization.

The Internal Revenue Service recently completed an examination of our 1998 U.S. tax return, and no adjustments were made to the return.

Nine months ended March 30, 2003, compared to nine months ended March 31, 2002

Net Revenues. Net revenues for the nine months of fiscal 2003 ended March 30, 2003, increased $41.9 million, or 23 percent, to $226.4 million from the comparative nine-month period of fiscal 2002 ended March 31, 2002.

Net Revenues by Distribution Channel

	Nine Months Ended	Nine Months Ended	Increase/	Percentage
(in thousands)	March 30, 2003	March 31, 2002	(Decrease)	Change

Net revenues:
OEM	$153,414	$145,127	$8,287	6%
Distribution	72,907	39,068	33,839	87%
End-user	125	351	(226)	(64%)

Total net revenues	$226,446	$184,546	$41,900	23%

A major factor in the increased distribution net revenues is that beginning in the three months ended June 30, 2002, one of our larger OEM customers began sourcing more product through distribution rather than purchasing it directly. We continue to believe that our net revenues are being generated primarily as a result of our product certifications and qualifications with OEM customers, which take product both directly and through distribution channels.

From a product line perspective, net revenues generated from our Fibre Channel products for the nine months ended March 30, 2003, were $223.2 million, an increase of $43.8 million, or 24 percent, from the comparative nine-month period of fiscal 2002, and represented 99 percent of total net revenues for the nine months ended March 30, 2003.

Net Revenues by Product Line

	Nine Months Ended	Nine Months Ended	Increase/	Percentage
(in thousands)	March 30, 2003	March 31, 2002	(Decrease)	Change

Net revenues:
Fibre Channel	$223,182	$179,399	$43,783	24%
IP Networking	2,128	2,446	(318)	(13%)
Traditional Networking	1,136	2,701	(1,565)	(58%)

Total net revenues	$226,446	$184,546	$41,900	23%

In addition to direct sales, some of our larger OEM customers purchased or marketed products indirectly through distributors, resellers, or other third parties. Customers with direct revenues only or total direct and indirect revenues, including products purchased or marketed indirectly through distributors, resellers, and other third parties, of more than 10 percent were as follows:

Net Revenues by Major Customers

	Direct Revenues		Total Direct and Indirect Revenues

	Nine Months Ended	Nine Months Ended	Nine Months Ended	Nine Months Ended
	March 30, 2003	March 31, 2002	March 30, 2003	March 31, 2002

Net revenue percentage (1):
IBM	23%	18%	27%	27%
Hewlett-Packard (2)	23%	27%	23%	27%
EMC	—	—	20%	22%

(1)	Amounts less than 10 percent are not presented

(2)	Fiscal 2002 Hewlett-Packard percentages represent Hewlett-Packard and Compaq (if aggregated)

Direct sales to no other customer accounted for more than 10 percent of total net revenues during this period. Direct sales to our top five customers accounted for 66 percent and 68 percent of total net revenues for the nine months ended March 30, 2003, and the comparative nine-month period of fiscal 2002, respectively.

For the nine months ended March 30, 2003, domestic net revenues increased by $27.7 million, or 26 percent, and international net revenues increased by $14.2 million, or 19 percent, compared to the nine months ended March 31, 2002.

Net Domestic and International Revenues

	Nine Months Ended	Nine Months Ended	Increase/	Percentage
(in thousands)	March 30, 2003	March 31, 2002	(Decrease)	Change

Net revenues:
Domestic	$135,894	$108,160	$27,734	26%
Europe	73,612	67,979	5,633	8%
Pacific Rim	16,940	8,407	8,533	101%

Total net revenues	$226,446	$184,546	$41,900	23%

We believe the increases in domestic and international net revenues were principally a function of the overall size of the market for Fibre Channel products and increased market acceptance of our Fibre Channel products. However, because we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.

Gross Profit. For the nine months ended March 30, 2003, gross profit increased $52.4 million, or 58 percent, to $142.1 million, from $89.8 million for the comparative nine-month period of fiscal 2002. Gross margin increased to 63 percent for the nine months ended March 30, 2003, compared to 49 percent for the same relative nine months of fiscal 2002. Starting in late September 2001, some of our major customers made announcements that general economic conditions, exacerbated by the increase in economic uncertainty in the aftermath of the terrorist events of September 11, 2001, were having a negative impact on their financial results. The announcements made, and forecasts received, indicated deteriorating demand for our one Gbps products as these customers were expected to migrate to two Gbps products for future purchases. As a result, we recorded an estimated excess and obsolete inventory charge totaling $13.6 million during the first quarter of fiscal 2002. After initially recording the one Gbps reserve during the first quarter of fiscal 2002, we have subsequently reduced this reserve by a total of $5.2 million through March 30, 2003, as previously reserved inventory has been sold. Overall, we have been able to recover a significant portion of this reserved inventory that was not expected based on our forecasts and the forecasts received from our customers when this excess and obsolete charge was recorded. In addition to the sale of this previously reserved product, we have also scrapped $1.8 million of this reserved inventory and negotiated and paid cancellation charges of $0.2 million through March 30, 2003, related to this excess and obsolete inventory charge since it was initially recorded. For the nine months ended March 30, 2003, and March 31, 2002, the reduction was $1.6 million and $2.2 million, respectively. Excluding the reduction of the excess and obsolete inventory reserve of $1.6 million for the nine months ended March 30, 2003, and the net excess and obsolete inventory charge of $11.4 million from the same relative nine-month period of fiscal 2002, gross profit would have been $140.5 million and $101.2 million, respectively, and gross margin would have been 62 percent and 55 percent, respectively. The increase in gross profit and gross margin for the nine months ended March 30, 2003, compared to the same relative nine-month period of fiscal 2002 was also due to cost reductions for Fibre Channel products, higher Fibre Channel net revenues and volumes, and changes in product mix. Also, cost of sales included $0.1 million and $40 thousand of amortized deferred stock-based compensation expense for the nine months ended March 30, 2003, and March 31, 2002, respectively.

Engineering and Development. Engineering and development expenses were $45.4 million and $34.7 million for the nine months ended March 30, 2003, and March 31, 2002, representing 20 and 19 percent of net revenues, respectively. Engineering and development expenses increased by $10.7 million, or 31 percent, for the nine months ended March 30, 2003, compared to the same relative nine-month period of fiscal 2002. This increase was due to our increased investment in Fibre Channel and IP engineering and development, which represented substantially all of our engineering and development efforts and expenses. Engineering expenses included $2.1 million and $1.6 million of amortized deferred stock-based compensation expenses for the nine months ended March 30, 2003, and March 31, 2002, respectively.

Selling and Marketing. Selling and marketing expenses were $13.9 million and $14.8 million for the nine months ended March 30, 2003, and March 31, 2002, representing six and eight percent of net revenues, respectively. Selling and marketing expenses decreased by $0.9 million, or six percent, for the nine months ended March 30, 2003, compared to the same nine-month period of fiscal 2002. This decrease was primarily due to a reduction in travel-related expenses of $0.3 million, a reduction in promotion and advertising costs of $0.2 million, and a reduction in headcount related expenses of $0.1 million. Selling and marketing expenses included $1.0 million of amortized deferred stock-based compensation expenses for both the nine months ended March 30, 2003, and March 31, 2002.

General and Administrative. General and administrative expenses were $36.6 million and $9.1 million for the nine months ended March 30, 2003, and March 31, 2002, respectively, representing 16 and five percent of net revenues, respectively. General and administrative expenses increased by $27.5 million, or 303 percent, for the nine months ended March 30, 2003, compared to the same nine-month period of fiscal 2002. This increase was primarily due to a net charge of $27.0 million associated with the tentative settlements of securities class action and derivative lawsuits. General and administrative expenses included $0.3 million and $0.2 million of amortized deferred stock-based compensation expenses for the nine months ended March 30, 2003, and March 31, 2002, respectively.

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles included the amortization of intangible assets with estimable lives for the nine months ended March 30, 2003. For the nine months ended March 31, 2002, amortization of goodwill and other intangible assets included the amortization of goodwill in addition to the amortization of other intangible assets with estimable lives. All intangible assets relate to the purchase of Giganet, completed during fiscal 2001. The amortization of intangibles was $4.4 million for the nine months ended March 30, 2003, and amortization of goodwill and other intangibles was $117.2 million for the same nine-month period of fiscal 2002, representing two and 63 percent of net revenues, respectively. For the nine months ended March 30, 2003, the amortization consisted of amortization for core technology and patents of $4.4 million and $7 thousand for completed technology. For the nine-month period of fiscal 2002, the amortization consisted of $112.3 million and $0.5 million for goodwill and assembled workforce, respectively; as well as $4.4 million for core technology and patents and $6 thousand for completed technology.

Nonoperating Income. Nonoperating income consisted primarily of a net gain on the repurchase of convertible subordinated notes and interest income partially offset by interest expense. Our nonoperating income increased $28.6 million to $34.4 million for the nine months ended March 30, 2003, from $5.8 million for the comparative nine-month period of fiscal 2002. This increase is due primarily to a $28.7 million gain on the repurchase of convertible subordinated notes during the nine months ended March 30, 2003. Additionally, while lower interest rates caused lower interest percentage yields, the increase in our invested funds caused an increase in interest income to $10.1 million for the nine months ended March 30, 2003, from $7.4 million for the same nine months of fiscal 2002. The increase in interest income is offset for the nine months ended March 30, 2003, by $2.9 million increase in interest expense due to us having convertible subordinated notes outstanding for the entire nine months ended March 30, 2003, while convertible subordinated notes were only outstanding for approximately two months of the nine month period ended March 31, 2002. In addition, other expense included a loss of $0.2 million on the sale of a strategic investment for the nine months ended March 31, 2002.

Income Taxes. For the nine months ended March 30, 2003, we recorded a tax provision in the amount of $29.0 million, or approximately 38 percent of income before income taxes. For the same nine-month period of fiscal 2002, we recorded a tax provision in the amount of $4.6 million. We recorded a tax provision rather than a tax benefit, and at a rate other than the statutory federal tax rate, for the nine months ended March 31, 2002, primarily due to the non-deductibility of goodwill amortization.

New Accounting Standards

The Emerging Issues Task Force, or EITF, recently reached a consensus on its tentative conclusions for EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides accounting guidance for customer solutions where delivery or performance of products, services and/or performance may occur at different points in time or over different periods of time. Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003. We believe the adoption of EITF 00-21 will not have a material impact on our financial position, results of operations, or liquidity.

In December 2002, the FASB issued Statement 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Statement 148 amends the disclosure requirements in Statement 123, “Accounting for Stock-Based Compensation” for annual periods ending after December 15, 2002, and for interim periods beginning after December 15, 2002. We adopted the disclosure provisions of Statement 148 during the three months ended March 30, 2003. Effective for financial statements for fiscal years ending after December 15, 2002, Statement 148 also provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of Statement 123. Should we be required to adopt the fair value measurement provisions of Statement 123 and Statement 148, it would have a material impact on our results of operations. However, we have no plans to adopt the fair value measurement provisions of Statement 123 unless required to under new accounting standards and, as such, the adoption of Statement 148 will not have a material impact at this time on our financial position, results of operations, or liquidity.

Critical Accounting Policies

The preparation of the financial statements requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying values of assets and liabilities. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.

We have identified the following as critical accounting policies: revenue recognition; allowance for doubtful accounts; goodwill, other intangibles, and long-lived assets; inventories; income taxes; and stock-based compensation.

Revenue Recognition. Our revenue recognition policies are in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101. We recognize revenue at the time of shipment when title and risk of loss have passed, evidence of an arrangement has been obtained, and collectibility has been reasonably assured. However, we make certain sales through two-tier distribution channels and have various distribution agreements with selected distributors and Master Value Added Resellers, or collectively the Distributors. These distribution agreements may be terminated upon written notice by either party. Additionally, these Distributors are generally given privileges to return a portion of inventory and to participate in price protection and cooperative marketing programs. Therefore, we recognize revenues on our standard products sold to our Distributors based on data received from the Distributors and management’s estimates to approximate the point that these products have been resold by the Distributors. As OEM-specific models sold to our Distributors are governed under the related OEM agreements rather than under these distribution agreements, we recognize revenue at the time of shipment when title and risk of loss have passed, evidence of an arrangement has been obtained, and collectibility has been reasonably assured. Additionally, we maintain accruals and allowances for these price protection and cooperative marketing programs.

For products with unspecified software upgrade rights, which are our legacy cLAN products that contribute negligible revenues, we apply the American Institute of Certified Public Accountants Statement of Position, or SOP, 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Modification of SOP 97-2, ‘Software Revenue Recognition’ With Respect to Certain Transactions.” Under SOP 97-2, as amended by SOP 98-9, revenue is recognized from software licenses, provided the software has been delivered to the customer, persuasive evidence of an arrangement exists, the price charged to the customer is fixed or determinable at fair value and there are no significant Company obligations related to the sale, and the resulting receivable is deemed collectible, net of an allowance for doubtful accounts. In accordance with SOP 97-2, as amended by SOP 98-9, we have deferred the revenue over the upgrade period for certain legacy cLAN products with unspecified software upgrade rights.

Furthermore, we provide a warranty of between one and three years on our Fibre Channel and Internet Protocol products and provide a warranty of between one and five years on our traditional networking products. The reserve for warranty costs is provided for at the time of shipment based upon actual historical experience.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts based upon historical write-offs as a percentage of net revenues. Although we have not experienced significant losses on accounts receivable, historically, our accounts receivable are concentrated with a small number of customers. Consequently, any write off associated with one of these customers could have a significant impact on our allowance for doubtful accounts.

Goodwill, Other Intangibles, and Long-Lived Assets. Goodwill and other intangibles resulting from the acquisition of Giganet are carried at cost less accumulated amortization. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets, ranging from two to seven years. We adopted Statement 142 effective July 1, 2002, and no longer amortize goodwill and other intangibles that have indeterminate useful lives. The adoption of Statement 142 had a significant effect on our results of operations. We have completed our transitional impairment analysis under Statement 142 and found no impairment upon the adoption of Statement 142 as of July 1, 2002. In accordance with Statement 142, goodwill and other intangibles that have indeterminate lives will be tested for impairment at least annually. Our annual impairment test will occur in the fourth quarter of fiscal 2003. Any impairment loss could materially and adversely affect our financial position and results of operations.

We apply Statement 144, under which the recoverability of long-lived assets is assessed by determining whether the carrying value of an asset can be recovered through projected undiscounted future operating cash flows over its remaining life. The amount of impairment, if any, is measured based on fair value, which is determined using projected discounted future operating cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Inventories. Inventories are stated at the lower of cost or net realizable value on a first-in, first-out basis. We use a standard cost system for purposes of determining cost. The standards are adjusted periodically to ensure they approximate actual cost. We regularly compare forecasted demand and the composition of the forecast against inventory on hand and open purchase commitments in an effort to ensure the carrying value of inventory is at net realizable value. Accordingly, we may have to increase excess and obsolete inventory reserves as forecasted demand changes.

Income Taxes. We account for income taxes using the asset and liability method, which recognizes deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We regularly review historical and anticipated future pre-tax results of operations to determine whether we will be able to realize the benefit of net deferred tax assets.

Stock-Based Compensation. We account for our stock-based awards to employees using the intrinsic value method. Stock-based awards to non-employees, if any, are recorded using the fair value method. See Note 12 of the Consolidated Financial Statements in our most recently filed Form 10-K for more information. Although we have no plans to adopt the fair value provisions of Statement 123 unless required to under new accounting standards for all stock awards, if we were required to account for all stock-based awards based on the fair value method, it would have a material impact on our results of operations.

Liquidity and Capital Resources

At March 30, 2003, we had $ 458.4 million in working capital, and $585.9 million in cash and cash equivalents, restricted cash, current investments, and long-term investments. At June 30, 2002, we had $558.2 million in working capital, and $631.8 million in cash and cash equivalents, restricted cash, current investments, and long-term investments. Our cash and cash equivalents decreased by $143.5 million from $282.6 million as of June 30, 2002, to $139.1 million as of March 30, 2003. This decrease in cash and cash equivalents was due to our investing and financing activities, which used $108.5 million and $102.7 million of cash and cash equivalents, respectively. The use of cash by investing and financing activities was partially offset by operating activities, which provided $67.8 million of cash and cash equivalents.

Operating activities provided $67.8 million of cash and cash equivalents for the nine months ended March 30, 2003. This increase in cash and cash equivalents was primarily from net income before the legal settlements charge and other non-cash activities. Such non-cash activities consisted primarily of the gain on the repurchase of convertible subordinated notes, deferred income taxes, depreciation and amortization of property and equipment, amortization of intangibles, deferred stock-based compensation, and the tax benefit from the exercise of stock options. Additional decreases in cash and cash equivalents were due to an increase in accounts and other receivables, an increase in inventories, a decrease in income taxes payable, an increase in prepaid expenses and other assets, and a decrease in accrued liabilities. These decreases to net cash provided by operating activities were partially offset by an increase in accounts payable. The increase in inventories of $3.6 million for the nine months ended March 30, 2003, included the effect of the reduction of the excess and obsolete inventory reserve of $1.6 million associated with older generation one Gbps products. For the nine months ended March 31, 2002, operating activities provided $64.1 million of cash and cash equivalents. This increase in cash and cash equivalents provided by operating activities for the nine months ended March 31, 2002, was primarily due to our net income before non-cash activities such as the amortization of goodwill and other intangibles, tax benefit from exercise of stock options, depreciation and amortization of property and equipment, deferred income taxes and deferred stock-based compensation, as well as changes in other working capital balances. The changes in other working capital balances included the effect of a net excess and obsolete charge of $11.4 million associated with older generation one Gbps products.

Investing activities, including the purchases of investments of $500.5 million, maturities of investments of $412.8 million, the increase in restricted cash related to a construction escrow account of $9.8 million, and additions to property and equipment of $11.0 million, used $108.5 million of cash and cash equivalents for the nine months ended March 30, 2003. For the same nine months of fiscal 2002, investing activities, which included primarily purchases of investments of $470.1 million, maturities of investments of $389.7 million, additions to property and equipment of $5.9 million, and proceeds from the sale of a strategic investment of $0.2 million, used $86.1 million of cash and cash equivalents.

Financing activities used $102.7 million of cash and cash equivalents for the nine months ended March 30, 2003. This decrease in cash and cash equivalents was primarily due to our repurchase at a discount to face value of approximately $136.5 million in face value of convertible subordinated notes, spending $104.2 million. This decrease in cash and cash equivalents was offset by $1.1 million of proceeds from the issuance of common stock under stock option plans and $0.4 million of proceeds from the issuance of common stock under the employee stock purchase plan. For the nine months ended March 31, 2002, financing activities, which primarily consisted of the net proceeds from the issuance of convertible subordinated notes, and proceeds from the exercise of stock options, partially offset by our use of cash for the repurchase of common stock, provided $327.3 million of cash and cash equivalents. Our Board of Directors has authorized the repurchase of up to four million common shares over the two years beginning in September 2001. The repurchase plan authorizes us to make repurchases in the open market or through privately negotiated transactions with the timing and terms of any purchase to be determined by management based on market conditions. During the first quarter of fiscal 2002, we repurchased one million common shares and did not subsequently repurchase any additional shares during fiscal 2002, or during the nine months ended March 30, 2003. During the three months ended September 29, 2002, our Board of Directors expanded our repurchase program to include the repurchase of our convertible subordinated notes up to a purchase price of $125.0 million. During the three months ended March 30, 2003, our Board of Directors further expanded the repurchase program for the repurchase of our convertible subordinated notes up to a total purchase price of $190.0 million. The combined program authorizes the repurchase of up to four million shares of common stock, leaving three million common shares authorized for repurchase at March 30, 2003, and up to an additional $190.0 million to be spent on the repurchase of convertible subordinated notes, leaving $85.8 million authorized for repurchase at March 30, 2003.

In January 2002, we completed a $345.0 million private placement of convertible subordinated notes, which are due February 1, 2007. Subsequently, in August 2002 we bought back at discount to face value approximately $136.5 million in face value of our convertible subordinated notes, spending $104.2 million. The repurchased notes were cancelled, leaving convertible subordinated notes outstanding with a face value of $208.5 million, which, if converted, would result in the issuance of approximately 3.9 million shares. The resulting net pre-tax gain of approximately $28.7 million from the repurchase of the convertible subordinated notes was recorded for the three months ended September 29, 2002.

We were previously required to enter into an end-of-life purchase agreement for a key inventory component as the sole-source manufacturer of this component announced their discontinued manufacturing of the component. As of March 30, 2003, our remaining purchase obligation was $3.3 million.

For the three months ended March 30, 2003, we recorded a net $27.0 million before-tax charge associated with the tentative settlements of securities class action and derivative lawsuits. The net $27.0 million charge included $39.5 million to be paid to plaintiffs during the three months ending June 29, 2003, less an estimated $12.5 million probable minimum recovery from our insurance carriers expected in fiscal 2004. In addition to the $12.5 million, our probable minimum recovery also includes $1.0 million designated for related legal fees. At March 30, 2003, all related unpaid legal fees have been accrued as a liability.

In 2002, we entered into an agreement to relocate our headquarters locally in Costa Mesa, California. We will finance the build to suit construction phase of the approximately 180 thousand square feet facility with our own capital, before beginning a 10-year lease term with an option to buy the land and buildings during the first six months of the lease term. If we do not exercise our option to purchase the facility, the landlord will obtain permanent financing and reimburse us for the construction costs. If purchased, we believe the total cost, including the land, building, and other related capital expenditures, would be less than $45 million. Our total gross undiscounted financial commitment for the 10-year lease term would be approximately $46.3 million. At March 30, 2003, we had restricted cash of $11.9 million associated with the construction of the headquarters.

Due to our projection of future taxable income, we believe it is more likely than not that our deferred tax assets (related primarily to net operating loss carryforwards and research credit carryforwards) will be essentially fully utilized within the next six to twelve months. As such, we expect that our future annual cash paid for income taxes will increase to a level that more closely equates to annual income before income taxes multiplied by our expected tax rate, and, in turn, will reduce cash flow from operations.

As part of our commitment to storage networking product development, including Fibre Channel and IP Networking, we expect to continue our investments in property and equipment, most notably for additional engineering equipment, continued enhancement of our global IT infrastructure, and the local relocation of our Costa Mesa, California facility. We believe that our existing cash and cash equivalents balances, facilities and equipment leases, investments, and anticipated cash flows from operating activities will be sufficient to support our working capital needs and capital expenditure requirements for at least the next 12 months.

The following summarizes our contractual obligations at March 30, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period

	(in thousands)
		Less than 1 year:
		(Remaining	1-3	4-5	After 5
Contractual Obligations	Total	three months)	years	years	years

Convertible subordinated notes and interest	$223,114	$—	$7,298	$215,816	$—
Operating leases	5,809	899	3,887	991	32
Non-cancelable purchase obligations for end of life components	3,287	3,287	—	—	—
Litigation settlement	39,500	39,500	—	—	—
New corporate headquarters – lease option	46,259	—	9,270	9,037	27,952

Total	$317,969	$43,686	$20,455	$225,844	$27,984

Risk Factors

A prolonged downturn in information technology spending in general or spending on high-performance computer and storage systems in particular could adversely affect our revenues and results of operations.

The demand for our Fibre Channel products, which represented 99 percent of our net revenues for the nine months ended March 30, 2003, has been supported by the demand for sophisticated networking and data storage solutions that support enterprise computing requirements, including on-line transaction processing, data mining, data warehousing, multimedia and Internet applications. Since the beginning of calendar 2001, the global economy has experienced a significant slowdown that has been exacerbated by the terrorist attacks on the United States and the resulting economic and political uncertainty throughout the world. Such downturn has resulted in substantial reductions in demand for networking, data storage and other information technology solutions and products. We are unable to predict the duration or depth of such downturn in technology spending. In the event that such downturn grows more severe or continues for an extended period of time, our business, results of operations, and financial condition may be adversely affected. The adverse effects of any sustained downturn in information technology spending on our operating results may be exacerbated by our research and development investments, strategic investments and merger and acquisition activity, as well as customer service and support, which are expected to continue despite any such downturn.

Our business depends upon the continued growth of the storage networking market, and our business will be adversely affected if such growth does not occur or occurs more slowly than we anticipate.

The size of our potential market is dependent upon the broadening acceptance of our storage networking technologies as alternatives to other technologies traditionally utilized for network and storage communications, as well as the overall demand for storage. We believe that our investment in the storage networking market represents our greatest opportunity for revenue growth and profitability for the foreseeable future. However, we cannot be certain that the market for storage networking products will gain broader market acceptance or that customers will continue to choose our technology and products. Additionally, since our products are sold as parts of integrated systems, our products’ demand is driven by the demand for these integrated systems, including other companies’ complementary products. A lack of demand for the integrated systems or a lack of complementary products required for these integrated systems could have a material adverse effect on our business, results of operations and financial condition. If the storage networking market does not grow, attracts more competitors than we expect, as discussed below, or if our products do not achieve market acceptance, our business, results of operations, and financial condition would be materially adversely affected.

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

We rely almost exclusively on OEMs and sales through distribution channels for our revenue. For the nine months ended March 30, 2003, we derived approximately 68 percent of our net revenues from OEMs and 32 percent from sales through distribution. We cannot be certain that we will retain our current OEM and distributor customers or that we will be able to recruit additional or replacement customers. As is common in the technology industry, our agreements with OEMs and distributors are typically non-exclusive, have no volume commitments, and often may be terminated by either party without cause. Indeed, it is increasingly commonplace for our OEM and distributor customers to carry or utilize competing product lines. If we were to lose business from one or more significant OEM or distributor customers to a competitor, our business, results of operations, and financial condition could be materially adversely affected.

For the nine months ended March 30, 2003, direct sales to IBM were 23 percent of our total net revenues and direct sales to Hewlett-Packard were 23 percent of our total net revenues. Direct sales to our top five customers accounted for 66 percent of total net revenues for the nine months ended March 30, 2003. Additionally, some of our larger OEM customers purchased or marketed products indirectly through distributors, resellers, or other third parties. Total net revenues, including direct sales to our OEM customers and their OEM-specific models purchased or marketed indirectly through other distribution channels, amounted to 27 percent of our total net revenues for IBM, 23 percent for Hewlett-Packard, and 20 percent for EMC for the nine months ended March 30, 2003.

Compaq and Hewlett-Packard consummated their merger in May 2002. Although we cannot predict the remaining effects of such merger on our business, to the extent that such merger results in decreased demand or margins for our products, our business, results of operations, and financial condition could be materially and adversely affected.

Although we have attempted to expand our base of customers, we believe our revenues in the future will continue to be similarly derived from a limited number of customers, especially given the consolidation the industry has experienced. As a result, to the extent that sales to any of our significant customers are reduced or impaired, our business, results of operations, and financial condition could be materially and adversely affected.

Our operating results are difficult to forecast and could be adversely affected by many factors, and our stock price may decline if our results fail to meet expectations.

Our revenues and results of operations have varied on a quarterly basis in the past and may vary significantly in the future. Accordingly, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful, and you should not rely on such comparisons as indications of our future performance. There can be no assurance that we will maintain our current levels of profitability in the future. Our revenues and results of operations are difficult to forecast and could be adversely affected by many factors, including, among others:

•	The gain or loss of significant OEMs, OEM design wins, or other customers;

•	Changes in the size, timing and terms of OEM and other customer orders;

•	Changes in the sales and deployment cycles for our products, particularly those sold through our OEM sales channels;

•	Changes in our significant customers’ desired inventory levels;

•	The timing and market acceptance of new or enhanced product introductions by us, our OEM customers, and our competitors;

•	Changes in the selling price of our products;

•	Changes in the mix of product sales or the mix of sales channels;

•	Difficulties in obtaining incremental market share growth;

•	Fluctuations in product development and other operating expenses;

•	Fluctuations in the cost of components we use to produce our products;

•	Component shortages experienced by us, or reduced demand from our customers if our customers are unable to acquire the components used in conjunction with our products in their deployments;

•	The ability of our electronics manufacturing service providers to produce and distribute our products in a timely fashion;

•	Difficulties with updates, changes or additions to our Enterprise Resource Planning (ERP) System; and/or

•	Changes in general social and economic conditions, including but not limited to terrorism, public health and slower than expected market growth, with resulting changes in customer technology budgeting and spending;

•	Changes in technology, industry standards or consumer preferences;

•	Seasonality;

•	Changes in our accounting or other policies resulting from the adoption of new laws, regulations, or pronouncements;

•	Fluctuations in foreign currency exchange rates.

As a result of these and other unexpected factors or developments, it is possible that our future operating results will be below the expectations of investors or market analysts, which could have a material adverse effect on our stock price.

Unfilled orders and our tendency to generate a large percentage of our quarterly sales near the end of the quarter contributes to possible quarterly fluctuations in our operating results that could have an adverse impact on our results of operations and stock price.

Historically, we have generally shipped products quickly after we receive orders, meaning that we do not always have a significant backlog of unfilled orders. As a result, our revenues in a given quarter may depend substantially on orders booked in that quarter. Alternatively, orders already in backlog may be deferred or cancelled. Also, we have typically generated a large percentage of our quarterly revenues in the last month of the quarter. Our customers may change their accounting practices and purchasing patterns, thus reducing our ability to predict our quarterly sales. Additionally, we use blanket purchase orders with some customers, with customer-provided forecasts and customer controlled just-in-time pulls of products from hub warehouses, thus reducing our ability to predict our quarterly sales. As a result of these and other factors, we may not be able to accurately predict our quarterly sales. Because our expense levels are partially based on our expectations of future sales, in the event we experience unexpected decreases in quarterly sales, our expenses may be disproportionately large relative to our revenues and we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. A material shortfall in sales in relation to our quarterly expectations or any delay of customer orders would likely have an immediate and adverse impact on our results of operations and may adversely affect our stock price.

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

We are subject to credit risk associated with the concentration of our accounts receivable from our customers. Our days sales outstanding, or DSOs, were 41 days and 37 days at March 30, 2003, and June 30, 2002, respectively. There can be no assurance they will remain at this level or improve. If one of our current significant customers were to declare bankruptcy or if we were to lose one of our current significant customers and did not receive their payments due to us, we could experience a material adverse effect on our business, results of operations and financial condition.

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

The markets for our products are highly competitive and are characterized by rapid technological advances, price erosion, frequent new product introductions, and evolving industry standards. Our current and potential competition consists of major domestic and international companies, some of which have substantially greater financial, technical, marketing and distribution resources than we have. We also expect that additional companies may enter the markets for our storage networking products and new or stronger competitors may emerge as a result of consolidation movements in the marketplace. Furthermore, larger companies in other related industries may develop or acquire technologies and apply their significant resources, such as distribution channels and brand recognition, to acquire significant market share. Emerging companies attempting to obtain a share of the existing markets act as potential competition as well. Additionally, our competitors continue to introduce products with improved price/performance characteristics, and we will have to do the same to remain competitive. We expect that our market will attract competition. As the market grows and matures, customers may qualify multiple sources for OEM or standard products where we have prevailed previously as a single source, thus introducing competition into our existing customer accounts. Increased competition could result in significant price competition, reduced revenues, lower profit margins, or loss of market share, any of which would have a material adverse effect on our business, results of operations, and financial condition.

Alternative legacy technologies such as SCSI compete with our Fibre Channel and IP storage networking technologies for customers. Our success depends in part on our own ability and on the ability of our OEM customers to develop storage networking solutions that are competitive with these alternative legacy technologies. Some of our competitors already have well-established relationships with our current and potential customers, have extensive knowledge of the markets we serve and may have better name recognition and more extensive development, sales and marketing resources than we have. Additionally, in the future, other technologies that we are not currently developing may evolve to address the applications served by Fibre Channel today.

Our industry is subject to rapid technological change, and we must keep pace with the changes to successfully compete.

The markets for our products are characterized by rapidly changing technology, evolving industry standards, and the frequent introduction of new products and enhancements. Our future success depends in a large part on our ability to enhance our existing products and to introduce new products on a timely basis to meet changes in customer preferences and evolving industry standards. Currently, new technologies and proposed new technologies such as 4 gigabit per second, or Gbps, solutions; 10 Gbps solutions; Infiniband; PCI-X 2.0; PCI Express; iSCSI; Serial Advanced Technology Attachment, or Serial ATA; Serial Attached SCSI, or SAS; VI; and Remote Direct Memory Access, or RDMA; are still in development by many companies and it is impossible to know what the end technology will provide. We cannot be certain that we will be successful in developing, manufacturing and marketing new products or product enhancements that respond to such changes in a timely manner and achieve market acceptance. We also cannot be certain that we will be able to develop the underlying core technologies necessary to create new products and enhancements, or that we will be able to license the core technologies with commercially reasonable terms from third parties. In addition, a key element of our current business strategy is to develop ASICs in order to increase system performance, enhance integration, and reduce manufacturing costs, thereby enhancing the price/performance of our storage networking products. We cannot be certain that we will be successful at developing and incorporating ASICs effectively and in a timely manner. Additionally, the cost and time required for developing ASICs has been increasing and we cannot be certain of the impact on our business of such increases. If we are unable, for technological or other reasons, to develop new products, enhance or sell existing products, or consume existing products in a timely and cost-effective manner in response to technological and market changes, our business, results of operations, and financial condition may be materially adversely affected.

We have experienced losses in our history that may adversely affect our stock price and financial condition.

We have experienced losses in our history, most recently a net loss of $96.2 million in fiscal 2002, and $23.6 million in fiscal 2001. The net loss in fiscal 2002 included $156.2 million of amortization of goodwill and other intangibles related to the acquisition of Giganet, Inc. and a net excess and obsolete inventory charge of $10.1 million. The net loss in fiscal 2001 included $22.3 million of in-process research and development expenses and $52.1 million of amortization of goodwill and other intangibles related to the acquisition of Giganet, Inc. We had been amortizing goodwill and other intangibles related to the acquisition of Giganet, Inc. over periods of two to seven years. Beginning in the first quarter of fiscal 2003, when we adopted Statement 142, “Goodwill and Other Intangible Assets,” we no longer amortize goodwill and other intangibles that have indeterminate useful lives. Any losses may adversely affect the perception of our business by analysts and investors, which could adversely affect our stock price. While our recent losses have not been accompanied by negative cash flow from operations, to the extent that we are unable to generate positive operating profits and positive cash flow from operations, our financial condition may be materially adversely affected.

The migration of our customers toward newer product platforms may have a significant adverse effect on our results of operations, including charges for obsolete inventory.

As our customers migrate from one platform to the enhanced price/performance of the next platform, we may experience reduced revenue, gross profit, and gross margin levels associated with lower average selling prices and higher relative product costs associated with improved performance. Also, economic conditions during platform migration periods can have a significant impact on results. This was evidenced in late September 2001, as some of our major customers made announcements that general economic conditions, exacerbated by the increase in economic uncertainty in the aftermath of the terrorist events of September 11, 2001, were having a negative impact on their financial results. The announcements made, and forecasts received, indicated deteriorating demand for our one Gbps products as these customers were expected to migrate to two Gbps products for future purchases. As a result, we recorded a net inventory charge of $10.1 million in 2002. After initially recording our one Gbps reserve of $13.6 million during the first quarter of fiscal 2002, we subsequently reduced this reserve by a total of $5.2 million through March 30, 2003, as this previously reserved inventory has been sold. Overall, we have been able to recover a significant portion of this reserved inventory that was not expected based on our forecasts and the forecasts received from our customers when this excess and obsolete inventory charge was recorded. In addition to the sale of some of this previously reserved product, we have also scrapped $1.8 million of this reserved inventory and negotiated and paid cancellation charges of $0.2 million through March 30, 2003, related to this excess and obsolete inventory charge since it was initially recorded. As with all inventory, we regularly compare forecasted demand for our one Gbps products against inventory on hand and open purchase commitments and accordingly, we may have to record additional excess and obsolete inventory reserves if forecasted demand decreases.

The failure of our OEM customers to keep up with rapid technological change could adversely affect our business.

Our revenues depend significantly upon the ability and willingness of our OEM customers to develop, promote and deliver, on a timely basis, products that incorporate our technology. OEMs must commit significant resources to develop a product that incorporates our technology or solutions. The ability and willingness of OEM customers to develop, promote and deliver such products are significantly influenced by a variety of factors, many of which are outside of our control. We cannot be certain of the ability or willingness of our OEM customers to continue developing, marketing and selling products that incorporate our technology or solutions. Our business is dependent on our relationships with our OEM and distributor customers, so the inability or unwillingness of any of our significant customers to develop or promote products that use our technology or solutions would have a material adverse effect on our business, results of operations, and financial condition.

Rapid changes in the evolution of technology, including the unexpected extent or timing of the transition from HBA solutions to lower-priced ASIC solutions, could adversely affect our business.

Historically, the electronics industry has developed higher performance ASICs that create chip level solutions that replace selected board level solutions at a significantly lower average selling price. We have previously offered ASICs to certain customers for certain applications that has effectively resulted in a lower-priced solution when compared to an HBA solution. We anticipate that this transition will occur for our products in certain applications as well. The result of this transition may be an adverse effect on our revenues and profit margin. If this transition is more abrupt or is more widespread than anticipated, there can be no assurance that we will be able to modify our business model in a timely manner, if at all, in order to mitigate the effects of this transition on our business, results of operations and financial position.

Rapid shifts in customer purchases from our high-end server and storage solutions to midrange server and storage solutions could adversely affect our business.

Historically, the majority of our Fibre Channel revenues has come from our high-end server and storage solutions. In recent quarters, an increasing percentage of revenues has come from midrange server and storage solutions, which typically have lower average selling prices than our high-end server and storage solutions. If this trend were to be more abrupt or more widespread than anticipated, there can be no assurance that we will be able to modify our business model in a timely manner, if at all, in order to mitigate the effect of this trend on our business, results of operations, and financial position.

A decrease in the average unit selling prices or an increase in the manufactured cost of our Fibre Channel products could adversely affect our revenue, gross margins, and financial performance.

Since we introduced our first Fibre Channel products, we have experienced downward pressure on their average unit selling prices. We may provide pricing discounts to customers based upon volume purchase criteria, and achievement of such discounts may reduce our average unit selling prices. To the extent that growth in unit demand fails to offset decreases in average unit selling prices, our revenues and financial performance could be materially adversely affected. Although historically we have achieved offsetting cost reductions, to the extent that average unit selling prices of our Fibre Channel products decrease without a corresponding decrease in the costs of such products, our gross margins and financial performance could be materially adversely affected. Furthermore, if the manufactured cost of our products were to increase due to inflation or other factors, our gross margins and financial performance could be materially adversely affected.

Delays in product development could adversely affect our business.

We have experienced delays in product development in the past and may experience similar delays in the future. Given the short product life cycles in the markets for our products and the relatively long product development cycles, any delay or unanticipated difficulty associated with new product introductions or product enhancements could have a material adverse effect on our business, results of operations, and financial condition. Prior delays have resulted from numerous factors, such as:

•	Difficulties in hiring and retaining necessary personnel;

•	Difficulties in reallocating engineering resources and other resource limitations;

•	Difficulties with independent contractors;

•	Unanticipated engineering or manufacturing complexity;

•	Undetected errors or failures in software and hardware; and

•	Changing OEM product specifications;

•	Delays in the acceptance or shipment of products by OEM customers;

•	Changing market or competitive product requirements.

Our joint development activities may result in products that are not commercially successful or that are not available in a timely fashion.

We have engaged in joint development projects with third parties in the past and we expect to continue doing so in the future. Joint development can magnify several risks for us, including the loss of control over development of aspects of the jointly-developed products and over the timing of product availability. Accordingly, we face increased risk that joint development activities will result in products that are not commercially successful or that are not available in a timely fashion.

During April 2003, we announced a joint development activity with Intel Corporation relating to storage processors that integrate Serial ATA, SAS and Fibre Channel interfaces within a single architecture. Under the agreement, Emulex will develop the protocol controller hardware, firmware and drivers. Intel will integrate it’s Intel ® Xscale ™ microarchitecture as the core technology for the new processors and will manufacture the processors on its 90-nanometer process technology. Emulex will market the resulting Fibre Channel products and Intel will market the Serial ATA and SAS product. This activity has risks resulting from unproven new-generation manufacturing technology, from the licensing of Serial ATA and SAS technology to Intel, from increased development costs, from reduced flexibility in making design changes in response to market changes, and in reduced control over product completion schedules.

A change in our business relationships with our third-party suppliers or our electronics manufacturing service providers could adversely affect our business.

We rely on third-party suppliers for components and the manufacture of our products, and we have experienced delays or difficulty in securing components and finished goods in the past. Delays or difficulty in securing components or finished goods may be caused by numerous factors including, but not limited to:

•	Discontinued production by a vendor;

•	Undetected errors, failures, or production quality issues;

•	Timeliness of product delivery;

•	Financial stability and viability of our suppliers and electronics manufacturing service providers;

•	Changes in business strategies of our suppliers and electronics manufacturing service providers;

•	Disruption in shipping channels;

•	Natural disasters;

•	Environmental, tax, or legislative changes in the location where our products are produced;

•	Difficulties associated with foreign operations; and

•	Market shortages.

There is a risk that we will not be able to retain our current suppliers or change to alternative suppliers. An interruption in supply or the cost of shifting to a new supplier or electronics manufacturing service providers could have a material adverse effect on our business, results of operations, and financial condition.

Additionally, key components that we use in our products may only be available from single sources with which we do not have contracts. We may obtain sole source components from companies such as E20, Finisar, ICS, Intel, IBM, Lattice, Micrel, Micron, and Siliconix. In addition, we design our own ASICs that are embedded in our products, and these are manufactured by third-party semiconductor foundries. In addition to hardware, we design software to provide functionality to our hardware products. In the past, we have also licensed software from third party providers for use with our traditional networking products, and most of these providers are the sole source for the software. However, both our software and the third party software are sold as embedded programs within the hardware products. The loss of one or more of our sole suppliers or third party foundries could have a material adverse effect on our business, results of operations, and financial condition. In addition, an announcement made by one of our sole suppliers or third party foundries that they intend to stop producing a component in the future could cause us, based on forecasted demand that may or may not materialize, to enter into a long-term purchase commitment or make a last-time purchase that could have a material adverse effect on our business, results of operations, and financial condition.

Because we outsource the production of our products to electronics manufacturing service providers, MSL and Suntron Corporation, we only manage the supply of a small number of our product components. Currently, we rely upon MSL and Suntron to complete numerous component purchases for our products. Consequently, we cannot be certain that the necessary components will be available to meet our future requirements at favorable prices, if at all.

In July 2002, MSL notified us that they would be closing their facility within the United States that manufactured our products. As a result, the facility has been closed and we are transitioning a portion of the manufacturing of our products to an alternative MSL facility within the United States. Although we do not expect this move to have a significant impact on us, if we were to experience significant delays in product qualifications, completing production runs, or shipping product as a result of this move, and we were unable to compensate for this disruption elsewhere, it could have a material adverse effect on our business, results of operations, and financial condition. Moreover, because we rely upon MSL and Suntron to manufacture, store and ship our products, the manufacturing and sale of our products would be temporarily suspended if either MSL or Suntron, or both, are unable or unwilling to complete production runs for us in the future, or experience any significant delays in completing production runs or shipping product. An interruption in supply of our products and the cost of qualifying and shifting production to an alternative manufacturing and distribution facility could have a material adverse effect on our business, results of operations, and financial condition. Furthermore, we rely upon the financial stability of our electronics manufacturing service providers, and their ability and willingness to continue as our electronics manufacturing service providers.

The inadequacy of our intellectual property protections could adversely affect our business.

We believe that our continued success depends primarily on continuing innovation, marketing and technical expertise, as well as the quality of product support and customer relations. At the same time, our success is partially dependent on the proprietary technology contained in our products. We currently rely on a combination of patents, copyrights, trademarks, trade secret laws, and contractual provisions to establish and protect our intellectual property rights in our products. For a more complete description of our intellectual property, you should read “Business—Intellectual Property” in our most recently filed Annual Report on Form 10-K.

We cannot be certain that the steps we take to protect our intellectual property will adequately protect our proprietary rights, that others will not independently develop or otherwise acquire equivalent or superior technology, or that we can maintain such technology as trade secrets. In addition, the laws of some of the countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States or at all. Furthermore, we enter into various development projects and arrangements with other companies. In some cases, these arrangements allow for the sharing or use of our intellectual property. Our failure to protect our intellectual property rights could have a material adverse effect on our business, results of operations, and financial condition.

Third-party claims of intellectual property infringement could adversely affect our business.

We believe that our products and technology do not infringe on the intellectual property rights of others or upon intellectual property rights that may be granted in the future pursuant to pending applications. We occasionally receive communications from third parties alleging patent infringement, and there is always the chance that third parties may assert infringement claims against us. Any such claims, with or without merit, could result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements, which may or may not be available. However, we have in the past obtained, and may be required in the future to obtain, licenses of technology owned by other parties. We cannot be certain that the necessary licenses will be available or that they can be obtained on commercially reasonable terms. If we were to fail to obtain such royalty or licensing agreements in a timely manner and on reasonable terms, our business, results of operations and financial condition would be materially adversely affected.

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

For the nine months ended March 30, 2003, sales in the United States accounted for 60 percent of our total net revenues, sales in Europe accounted for 33 percent of our total net revenues, and sales in the Pacific Rim countries accounted for seven percent of our total net revenues. We expect that sales in the United States and Europe will continue to account for the substantial majority of our net revenues for the foreseeable future. All of our sales are currently denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. Additionally, a significant portion of our products is produced at a manufacturing subcontractor’s production facility in Valencia, Spain and as a result we are subject to the risks inherent in international operations. Our international business activities could be affected, limited or disrupted by a variety of factors, including:

•	The imposition of governmental controls and regulatory requirements;

•	The costs and risks of localizing products for foreign countries;

•	Longer accounts receivable payment cycles;

•	Changes in the value of local currencies relative to our functional currency;

•	Trade restrictions;

•	Changes in tariffs;

•	Loss of tax benefits due to international production;

•	General economic and social conditions within foreign countries; and

•	Political instability, war, or terrorism.

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

Our products are subject to U.S. Department of Commerce export control restrictions. Neither our customers nor we may export such products without obtaining an export license, where applicable. These U.S. export laws also prohibit the export of our products to a number of countries deemed by the United States to be hostile. These restrictions may make foreign competitors facing less stringent controls on their products more competitive in the global market than we or our customers are. The U.S. government may not approve any pending or future export license requests. In addition, the list of products and countries for which export approval is required, and the regulatory policies with respect thereto, could be revised. The sale of our products could be harmed by our inability or the inability of our customers to obtain the required licenses or by the costs of compliance.

Potential acquisitions or strategic investments may be more costly or less profitable than anticipated and may adversely affect the price of our company stock.

We may pursue acquisitions or strategic investments that could provide new technologies, products, or service offerings. Future acquisitions or strategic investments may negatively impact our results of operations as a result of the use of significant amounts of cash, potentially dilutive issuances of equity or equity-linked securities, incurrence of debt, or amortization of intangible assets with determinable lives. Furthermore, we may incur significant expenses pursuing acquisitions or strategic investments that ultimately may not be completed. Moreover, to the extent that any proposed acquisition or strategic investment is not favorably received by stockholders, analysts and others in the investment community, the price of our common stock could be adversely affected. In addition, acquisitions or strategic investments involve numerous risks, including:

•	Difficulties in the assimilation of the operations, technologies, products and personnel of the acquired company;

•	The diversion of management’s attention from other business concerns;

•	Risks of entering markets in which we have no or limited prior experience; and

•	The potential loss of key employees of the acquired company.

In the event that an acquisition or strategic investment does occur and we are unable to obtain anticipated profits or successfully integrate operations, technologies, products or personnel that we acquire, our business, results of operations, and financial condition could be materially adversely affected.

Our stock price is volatile, which has and may result in lawsuits against us and our officers and directors.

The stock market in general and the stock prices in technology-based companies in particular have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. Factors that could have a significant impact on the market price of our common stock include, but are not limited to, the following:

•	Quarterly variations in operating results;

•	Announcements of new products by us or our competitors;

•	The gain or loss of significant customers;

•	Changes in analysts’ earnings estimates;

•	Changes in analyst recommendations, price targets, or other parameters that may not be related to earnings estimates;

•	Rumors or dissemination of false information;

•	Pricing pressures;

•	Short selling of our common stock;

•	Dilution resulting from conversion of outstanding convertible subordinated notes into shares of our common stock;

•	General conditions in the computer, storage, or communications markets; or

•	Events affecting other companies that investors deem to be comparable to us.

In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. In this regard, we and certain of our officers and directors were named as defendants in a number of securities class action lawsuits filed in the United States District Court, Central District of California. The plaintiffs in the actions represent purchasers of our common stock during various periods ranging from January 18, 2001, through February 9, 2001. The complaints allege that we and certain of our officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints generally seek compensatory damages, costs and attorney’s fees in an unspecified amount. In addition, we have received inquiries about events giving rise to the lawsuits from the Securities and Exchange Commission and the Nasdaq Stock Market. On April 22, 2003, we entered into two Memoranda of Understanding agreeing to terms of settlement for both the class action and derivative litigation. See Part II – Item 1 – “Legal Proceedings” for a more complete discussion of such litigation and Memoranda of Understanding.

The final amount collected for our receivable from our insurance carriers related to the tentative settlements of securities class action and derivative lawsuits may be materially different from the receivable amount.

For the three months ended March 30, 2003, we recorded a $13.5 million receivable from our insurance carriers related to the tentative settlements of securities class action and derivative lawsuits. We had directors and officers insurance with a primary limit of $10 million and a possible $10 million reinstatement for the period of February 2000 through February 2002; and excess insurance of $10 million for the period February 2000 through February 2001; and excess insurance of $20 million for the period February 2001 to February 2002. Our insurance carriers have asserted various defenses including coverage exclusions and late notice. Our actual insurance recovery may be materially different from the recorded amount, depending on the strength of the defenses asserted by our insurance carriers. If one or all of our insurance carriers were unable or refused to make some or all payments due to us, or if an arbitrator or court determines that the recovery should be an amount other than the recorded amount, or if ultimately the amount received by us is more or less than the recorded amount, we could experience a material effect on our results of operations and financial condition.

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

Our California facilities, including our corporate offices and principal product development facilities, are located near major earthquake faults. Any disruption in our business activities, personal injury, or damage to the facilities in excess of our currently insured amounts as a result of earthquakes or other such natural disasters, could have a material adverse effect on our business, results of operations, and financial condition.

Our shareholder rights plan, certificate of incorporation and Delaware law could adversely affect the performance of our stock.

Our shareholder rights plan and provisions of our certificate of incorporation and of the Delaware General Corporation Law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

The shareholder rights plan and these provisions of our certificate of incorporation and Delaware law are intended to encourage potential acquirers to negotiate with us and allow our board of directors the opportunity to consider alternative proposals in the interest of maximizing stockholder value. However, such provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price. You should read Note 12 to the Consolidated Financial Statements in our most recently filed Annual Report on Form 10-K, our certificate of incorporation, and Delaware law for more information on the anti-takeover effects of provisions of our shareholder rights plan.

The purchase accounting treatment of the acquisition of Giganet may result in an impairment loss.

The valuation of our acquisition of Giganet was approximately $689.0 million that initially resulted in our recording of approximately $642.0 million of goodwill and other intangibles related to the acquisition. We had been amortizing these intangibles over periods of two to seven years. Beginning in the first quarter of fiscal 2003, when we adopted Statement 142, we no longer amortize goodwill and other intangibles that have indeterminate useful lives. In accordance with Statement 142, goodwill and other intangibles that have indeterminate lives will be tested for impairment at least annually. Any impairment loss could materially and adversely affect our financial position and results of operations. We currently have net goodwill related to the Giganet acquisition in the amount of $397.3 million.

Our products are complex and may contain undetected software or hardware errors that could lead to an increase in our costs, reduce our net revenues, or damage our reputation.

Our products are complex and may contain undetected errors when first introduced or as new versions are released. The occurrence of hardware or software errors could adversely affect sales of our products, cause us to incur significant repair costs, divert the attention of our engineering personnel from product development efforts, and cause us to lose credibility with current or prospective customers.

Changes in laws, regulations, and financial accounting standards may affect our reported results of operations.

The recently enacted Sarbanes-Oxley Act of 2002 and related regulations may result in changes in accounting standards or accepted practices within our industry. New pronouncements and varying interpretations of pronouncements have occurred in the past and are likely to occur in the future as a result of recent Congressional and regulatory actions. New laws, regulations, and accounting standards, as well as the questioning of, or changes to, currently accepted accounting practices in the technology industry may adversely affect our reported financial results, which could have an adverse effect on our stock price. Proposals have been made concerning the expensing of stock options that could result in rules or laws that may adversely affect our reported financial results, which could have an adverse effect on our stock price.

The final determination of our income tax liability may be materially different from our income tax provisions and accruals.

We are subject to income taxes in both Unites States and international jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, there is no assurance that the final determination of our income tax liability will not be materially different than what is reflected in our income tax provisions and accruals. Should additional taxes be assessed as a result of new legislation, an audit, or litigation, or if our effective tax rate should change as a result of changes in federal, international, or state and local tax laws, there could be a material effect on our income tax provision and net income in the period or periods in which that determination is made.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

At March 30, 2003, our investment portfolio consisted of fixed income securities, excluding those classified as cash equivalents, of $434.9 million. We have the positive intent and ability to hold these securities to maturity. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10 percent from the levels at March 30, 2003, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows. However, if interest rates decreased and securities within our portfolio matured and were re-invested in securities with lower interest rates, interest income would decrease in the future.

Foreign Currency

We have executed and will continue to execute transactions in foreign currencies. As a result, we may be exposed to financial market risk resulting from fluctuations in foreign currency rates, particularly the British Pound and the Euro. Given the relatively small number of foreign currency transactions, we do not believe that our potential exposure to fluctuations in foreign currency rates is significant.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission (“SEC”), and to process, summarize, and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of our disclosure controls and procedures which took place as of a date within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that we are able to collect, process, and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

Since the date of the most recent evaluation of our internal controls by the Chief Executive and Chief Financial Officers, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Beginning on or about February 20, 2001, we and certain of our officers and directors were named as defendants in a number of securities class action lawsuits filed in the United States District Court, Central District of California. The plaintiffs in the actions represent purchasers of our common stock during various periods ranging from January 18, 2001, through February 9, 2001. The complaints allege that we and certain of our officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints generally seek compensatory damages, costs and attorney’s fees in an unspecified amount. Pursuant to a Stipulation and Court Order, the actions were consolidated. On August 24, 2001, an Amended and Consolidated Complaint was filed. Defendants’ motion to dismiss was denied by way of an order dated March 7, 2002. Defendants’ motion for reconsideration of that order was denied by an order dated May 3, 2002. Plaintiffs commenced discovery. The court certified the class action by an order dated September 30, 2002. Following these class action lawsuits, a number of derivative cases were filed in state courts in California and Delaware, and in federal court in California, alleging that certain officers and directors breached their fiduciary duties to us in connection with the events alleged in the class action lawsuits. The derivative cases filed in California state courts were consolidated in Orange County Superior Court and plaintiffs filed a consolidated and amended complaint on January 31, 2002. On May 10, 2002, the Orange County Superior Court ordered that the consolidated actions be stayed pending resolution of the federal class action described above. The derivative suit in Delaware was dismissed on August 28, 2001. On March 15, 2002, the United States District Court for the Central District of California ordered that the federal derivative action be stayed pending resolution of the class action lawsuit described above. We received inquiries about events giving rise to the lawsuits from the Securities and Exchange Commission and Nasdaq Stock Market. On April 22, 2003, we entered into two Memoranda of Understanding, or MOU’s, agreeing to terms of settlement for both the class action and derivative litigation. The MOU’s call for settlement payments totaling $39.0 million, plus up to $0.5 million of the cost of providing notice to the class members. The settlements will require court approval, which will be sought after the settlement documentation is completed. Insurance proceeds are expected to reimburse us for a portion of the payments and the probable net after tax effect of the settlements to us, based on our current estimate of reimbursement from the insurance carriers, is expected to be approximately $16.7 million.

Additionally, we are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

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

Date: May 13, 2003

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

Date: May 13, 2003

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

Date: May 13, 2003

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