Form 10-K
period 2003-06-29
EMULEX CORP /DE/
filed 2003-09-24
CIK 350917

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 29, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission File No. 001-31353

EMULEX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction	51-0300558 (I.R.S Employer
of incorporation or organization)	Identification No.)

3535 Harbor Boulevard
Costa Mesa, California	92626
(Address of principal executive offices)	(Zip Code)

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
Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Exchange Act)
Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing price of the New York Stock Exchange on December 27, 2002, which was the last trading day of the second quarter of fiscal 2003, of $19.01, was $1,559,475,806.98.

As of September 16, 2003, the registrant had 82,615,500 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (items 10, 11, 12 and 13) is incorporated by reference to portions of the registrant’s definitive proxy statement for the 2002 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 29, 2003.

PART I

All references to years refer to our fiscal years ended June 29, 2003, June 30, 2002, and July 1, 2001, as applicable, unless the calendar year is specified. References to dollar amounts are in thousands, except share and per-share data, unless otherwise specified. References contained in this Annual Report to “Emulex,” the “Company,” the “Registrant,” “we,” “our” and “us,” refer to Emulex Corporation and its subsidiaries.

Item I. Business.

Introduction and Company History

Emulex Corporation is a leading designer, developer and supplier of a broad line of storage networking host bus adapters, or HBAs, and application specific computer chips, or ASICs, that provide connectivity solutions for storage area networks, or SANs, network attached storage, or NAS, and redundant array of independent disks, or RAID, storage. HBAs are the data communication products that enable servers to connect to storage networks by offloading communication-processing tasks as information is delivered and sent to the network. Our products are based on internally developed ASIC and embedded firmware and software technology, and offer support for a wide variety of SAN protocols, configurations, system interfaces and operating systems. Emulex’s architecture offers customers a stable applications program interface, or API, that has been preserved across multiple generations of adapters and to which many of the world’s leading Original Equipment Manufacturers, or OEMs, have customized software for mission-critical server and storage system applications.

Emulex Corporation’s corporate headquarters are located at 3535 Harbor Blvd., Costa Mesa, California 92626, and our telephone number is (714) 662-5600. Our Internet address is www.emulex.com. Our periodic and current reports filed with or furnished to the Securities and Exchange Commission pursuant to the requirements of the Securities and Exchange Act of 1934 are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

Emulex was organized as a California corporation in 1979. In 1987, Emulex changed its state of incorporation from California to Delaware by the formation of a Delaware corporation, which acquired all of the stock of the California corporation. The California corporation continues to operate as a wholly owned subsidiary of the Delaware corporation. In 1999 and 2002, Emulex completed a secondary offering of our common stock and completed a private placement of convertible subordinated notes, respectively. See note 9 of the Consolidated Financial Statements for a more complete discussion of the convertible subordinated notes.

In 1998, we began outsourcing the manufacturing of our product lines to an electronics manufacturing service, or EMS, provider. This outsourcing resulted in, among other things, the closing of our manufacturing facility and the consolidating of our operations. See Item 1 — Manufacturers and Suppliers for a more complete discussion of the consolidation.

Substantially all of our revenues during 2003 were comprised of products based on Fibre Channel technology. Our Fibre Channel development efforts began in 1992 and we shipped our first Fibre Channel product in volume in 1996. According to IDC and Gartner Dataquest, in calendar 2002 we were the world’s largest provider of Fibre Channel host bus adapters, in terms of revenue, ports and units shipped. In March 2001, we acquired Giganet, Inc., a privately-held developer of storage networking products based on Ethernet and Internet Protocol, or IP, technologies. Our strategy with this acquisition was to leverage Giganet’s technology and extend our market-leading HBA APIs into Internet Small Computer Systems Interface, or iSCSI, and Virtual Interface, or VI, based storage networking market sectors. Emulex has secured significant customer relationships with the world’s leading storage and server suppliers, including Dell, EMC, Fujitsu-Siemens, Groupe Bull, Hewlett-Packard, Hitachi Data Systems, IBM, NEC, Network Appliance and Unisys. In addition, we include industry leaders Brocade, Computer Associates, Intel, Legato, McDATA, Microsoft and Veritas among our strategic partners.

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

Enterprises currently access, share and manage the rapidly expanding volume of data utilizing two major data communications technologies: local area network, or LAN, and input/output, or I/O. LAN technologies enable communications among servers and client computers, while I/O technologies enable communications between host computers and their attached high-speed peripherals. The emergence of LAN architectures in the mid-1980s brought multiple benefits to client-server data communications, including faster transmission speeds, shared access to multiple servers and greater connectivity capabilities in terms of the number of connected devices, as well as distance between devices. These benefits, and the applications that leverage LAN technologies, drove the rapid adoption of LAN architectures in the corporate enterprise during the 1990’s. As a result, the data communications pathway between servers and client computers became largely networked with LAN technologies.

Although LAN architectures proliferated in client-server applications, until recently, I/O pathways between servers and attached peripherals, notably storage subsystems, failed to evolve to networking architectures. Instead, traditional I/O architectures are server-centric, utilizing a point-to-multipoint architecture, which requires that each storage subsystem in the corporate enterprise be attached to a single server through which all requested data must pass. With this traditional server-centric storage architecture, also known as Direct Attached Storage, or DAS, dedicated storage is attached to each server using I/O technologies such as Small Computer Systems Interface, or SCSI. Remote storage systems are accessed through LAN-attached file servers. Because data requests must traverse the LAN and pass through the file server associated with the specific storage device, the DAS model results in “islands of storage” behind each server. This circuitous method of accessing data degrades network performance, increases latency, or delays, for network users, drains server processing power and is difficult to scale, particularly from a storage management perspective. With the dramatic increase in information storage and retrieval requirements, system performance has become increasingly constrained by the DAS architecture and its inability to overcome communication bottlenecks and management challenges.

The Emergence of Networked Storage

In the late 1990s, in response to the increasing need for storage scalability, manageability and reliability, enterprises began to deploy SANs. In this new model, where the SAN exists as a complementary network to the LAN, I/O-intensive traffic is offloaded from the LAN, enabling a more fail-safe I/O channel, eliminating the bottlenecks that degrade I/O performance and creating a platform for centralized storage management. Furthermore, like nodes on a LAN, attached storage peripherals in a SAN can be managed and diagnosed to detect errors, and traffic can be rerouted accordingly in the event of a failure. A SAN essentially transforms dedicated servers and storage devices into network resources, greatly improving the performance and scalability of enterprise storage. By providing shared server access, the cost of expensive enterprise storage can be spread across entire organizations. SANs are being deployed to support an increasingly wide range of applications such as LAN-free and serverless back-up, storage virtualization and disaster recovery.

More recently, NAS appliances have gained acceptance in the storage marketplace. As a general rule, data is stored in block format in storage devices, but must be converted to files before being used by operating systems and applications. While SANs deliver block data to servers, NAS appliances internally convert block data to files before delivering these files over a LAN to servers or PCs. Although this configuration requires stored data to move first to the NAS server before moving on to its ultimate destination, the NAS architecture offers an easily deployable and scalable storage solution. In high-end environments characterized by NAS file delivery to servers, a SAN may be deployed behind a NAS, making NAS and SAN solutions complementary. Furthermore, next-generation appliances that can deliver both block and file data are beginning to emerge, further blurring the distinction between NAS and SAN solutions.

The majority of SAN and NAS solutions installed today are delivered to end users via integrated systems solutions offered by storage and computer system OEMs. As networked storage gains market acceptance and SAN and NAS installations interconnect increasingly diverse servers and storage subsystems, OEMs are increasingly demanding storage networking products that are optimized for heterogeneous connectivity, scalability, performance, customization and lowest total cost of ownership. Gartner Dataquest expects that an increasing percentage of storage systems revenue will consist of fabric-attached storage, or NAS and SAN solutions.

Fibre Channel

In order to implement storage area networks, a new I/O networking technology capable of interconnecting multiple host servers and storage devices was required. Fibre Channel, an American National Standards Institute, or ANSI, standard communications technology, was introduced in 1994 to address traditional I/O limitations and emerged as the first storage networking technology to be widely adopted by the world’s leading server and storage systems manufacturers. Fibre Channel, now available in both one and two gigabit per second solutions, offers the connectivity, distance and access benefits of networking architectures combined with the high performance and low latency needed for I/O applications.

Fibre Channel’s advanced capabilities enabled new architectures such as SANs that rely upon Fibre Channel’s ability to connect multiple host computers to multiple storage systems, or storage arrays. Additionally, in order to enable longer distance or higher performance connectivity than what could be provided by SCSI, Fibre Channel has also been deployed in traditional DAS applications such as RAID storage. In such implementations, RAID storage provides for fault-tolerant direct-attached storage through the duplication of data over multiple interconnected disk drives. As a result, Fibre Channel solutions are implemented in both legacy DAS and emerging networked storage environments. According to Gartner Dataquest, the market for Fibre Channel host bus adapters is expected to expand from approximately $570 million in calendar 2002 to $1.4 billion in calendar 2007.

iSCSI

Although Gartner Dataquest expects that Fibre Channel will remain the dominant storage networking interconnect through the 2007 time frame, a new storage networking standard known as iSCSI has emerged that delivers the SCSI storage protocol over the familiar IP, or Internet Protocol, and Ethernet transports commonly deployed in LANs and WANs. The range of iSCSI connectivity solutions spans simple Network Interface Cards, or NICs, that are commonly used for Ethernet LAN applications, up to high performance iSCSI HBAs that offer full protocol processing offload from the host computer. While this technology is expected to remain in the early stages of development and deployment for the next several years, iSCSI may find acceptance in smaller organizations or in selected storage applications such as those requiring long-distance communication transports. Gartner Dataquest forecasts that the market for iSCSI HBAs will expand to approximately $230 million in 2007.

VI and RDMA

VI is a standardized interface designed for high performance, low latency communications that can be layered over a variety of networking transports. One of VI’s key characteristics is its ability to enable remote direct memory access, or RDMA, facilitating higher speed, lower latency communications between adapters and applications residing on servers. RDMA technology reduces data copy operations and latencies by allowing one computer to directly place information in another computer’s memory with minimal demands on memory bus bandwidth and CPU processing overhead, while preserving memory protection semantics. To date, VI’s primary application has been in very high performance clustering environments served by proprietary transports. Our current VI product has entered end-of-life status.

More recently, a proposed new VI-like interface named RDMA over Transmission Control Protocol/Internet Protocol, has emerged, sponsored by the RDMA Consortium. This new specification could result in a potentially more broadly endorsed standard that offers some of the benefits of VI for file transfer and other applications.

Disk Interface Technologies and the Transition to Serial Storage I/O

Traditionally, the hard disk drive industry has primarily utilized parallel I/O interconnects such as SCSI and ATA for the drive I/O interface. Parallel I/O technologies utilize multiple wires, as they require separate channels for control information and actual data, whereas serial I/O technologies, such as Fibre Channel, utilize a single wire over which all control and user data passes. Because of the reduced complexity and higher reliability of serial interfaces, the disk drive industry has begun a transition from parallel to serial I/O. According to Gartner Dataquest, as legacy parallel technologies such as SCSI fade, disk drives utilizing serial I/O are projected to quickly grow from just 13 percent of the multi-user disk storage market in 2002 to a 98 percent share by 2007. The chief serial I/O technologies expected to dominate HDD shipments in the future are Fibre Channel; Serial ATA, or SATA; and Serial Attached SCSI, or SAS, while legacy parallel technologies such as SCSI and ATA are expected to play a diminishing role.

The storage systems, or arrays, that are deployed in external multi-user storage applications such as SANs typically require multiple embedded I/O ASICs to provide an external storage I/O interface and to internally interconnect disks inside the storage array to a controller that provides the array’s intelligence. Because the disks inside of the storage array may utilize a different I/O technology than the external I/O connection, multiple I/O technologies may be required to fully serve storage array requirements. In the past, many storage arrays installed in a Fibre Channel SAN utilized legacy SCSI disks and I/O protocol chips internally, but connected externally to the SAN via an embedded Fibre Channel ASIC. In recent quarters, some SAN-attached storage arrays began to transition from parallel SCSI to serial I/O-based internal architectures. This has created a growing embedded market opportunity for multiprotocol serial I/O ASICs that can serve the full spectrum of emerging serial I/O requirements.

Our Products

We are a leading designer, developer and supplier of Fibre Channel host bus adapters, ASICs and embedded firmware and software products that enhance access to, and storage of, electronic data and applications. According to IDC and Gartner Dataquest, in calendar 2002 we were the world’s largest provider of Fibre Channel HBAs, in terms of revenue, ports and units shipped. In 2002, after our acquisition of Giganet, we entered the development-stage market for iSCSI HBAs and VI/IP HBAs. We are also a supplier of Fibre Channel hubs, which contribute immaterial revenue, as well as some traditional networking products and cLAN adapters, which have both entered end-of-life status in previous years.

Fibre Channel HBAs

Our HBAs constitute key components for comprehensive Fibre Channel SANs that typically include host adapters, hubs, ASICs, firmware, software and switches. We time our Fibre Channel introductions to address the growing demands of enterprise customers, as well as the evolving speed and capacity capabilities of complementary products.

Leveraging our expertise and experience in networking and I/O technology, we have approached the storage problem with a networking perspective to maximize the performance and management capabilities of our Fibre Channel solutions. We believe the performance results of our HBA products are among the highest in the industry, sustaining speeds in excess of 780 MB/sec and 135,000 I/O transactions per second from a single chip HBA solution. Furthermore, our products support high-performance connectivity features such as concurrent multiprotocol data transmission, context cache for superior performance in complex environments, end-to-end parity protection and other features to enhance data integrity. Lastly, our products offer investment protection for our OEM customers, who often develop specialized software to interface to our adapters, because we have maintained a stable API since our first generation of HBAs was introduced in 1996. More recently, we have expanded our software functionally embedded in our HBAs to deliver high availability and remote centralized management functionality that may be embedded in OEM and independent software vendor, or ISV, SAN management products.

Fibre Channel HBAs connect host computers to a Fibre Channel network. Our adapters support a wide range of operating systems and host computer system interfaces, including both PCI-based Intel platforms and SBus-based Sun Microsystems platforms. Our Fibre Channel host bus adapter line, which has evolved from the LP6000 to the LP10000 in the high end, also encompasses adapters such as the LP850, LP952, LP982 and LP1050, which are targeted at midrange, open system environments. Our high-end HBAs target enterprise systems that require customized software or special features, while our midrange HBAs offer highly featured solutions for standard operating environments. All of our adapter products share the same core ASIC architecture and embedded software and firmware.

Our high-end adapters have always been designed to support a broad implementation of the Fibre Channel specification, encompassing multiple classes of service and all topologies, including full fabric support. Our high end family of adapters support SBus, PCI and PCI-X system interfaces operating at up to 133MHz, single and dual-channel form factors, the Compact PCI form factor, the Low Profile form factor and auto-negotiated one and two gigabit per second transmission speeds. In addition, our enterprise applications strategy has led us to offer a variety of other features in our high-end adapters, including additional context cache to enable high-speed throughput in complex fabric installations, and support for the FICON protocol, a standard for IBM mainframe storage over Fibre Channel SANs. Our high-end HBAs also provide the widest range of physical interface options available, including copper, short-wave optical and long-wave optical, as well as added buffer memory to enable connectivity distances up to 100 kilometers. A broad range of operating systems, including HP-UX, Linux, Netware, Solaris and Windows, are supported as well. Our service level interface, or SLI, which is included with our high-end adapters, is an API that allows our OEM customers to develop highly differentiated products, while maintaining complete software compatibility across product generations, enabling customers to leverage software investments.

Our product line also includes mid-range adapters that support a standard open systems environment based on Windows, Linux or NetWare. These open systems host adapters include our LP850, LP952, LP982 and LP1050. Based on the same ASIC architecture as our high-end adapters, our mid range adapters provide similar throughput, and I/Os per second and many of the same features as our high-end enterprise adapters but offer a cost-optimized, standardized solution for the open systems market. We offer the LP850, LP952, LP982 and LP1050 with fully certified drivers for Windows, Linux and NetWare, as well as basic input/output system, or BIOS, and configuration utilities.

Fibre Channel ASICs

Emulex HBAs are based upon our internally-developed Fibre Channel I/O ASICs. These ASICs can be utilized not only in HBAs, but in embedded I/O environments as well, such as storage arrays and storage appliances. In addition, these ASICs may also be embedded on computer motherboards where requirements for Fibre Channel connectivity are well defined, including bladed configurations such as blade servers.

While our embedded ASIC revenue remains relatively small, a growing percentage of our total ASIC unit volume is comprised of ASICs that are sold into embedded environments, which deliver incremental economies of scale for our overall business.

The Intel Joint Development Agreement

In April 2003, Emulex and Intel Corporation announced an agreement to develop next-generation storage processors that combine SATA, SAS and Fibre Channel I/O technologies within a single multiprotocol architecture. These new serial storage processors are intended to enable OEMs to utilize common hardware and software components across their entire family of SATA, SAS and Fibre Channel storage products, extending the value of OEM hardware and software investments. Under the agreement, Emulex is developing the protocol controller hardware, firmware and drivers. Intel is contributing its expertise in storage processor technology development and will integrate its high-performance Intel® XScale™ microarchitecture as the core technology for the new processors. Intel also will manufacture the processors utilizing its 90-nanometer (nm) process technology. Emulex will market the resulting Fibre Channel products, and Intel will market the SATA and SAS products. We expect this multiprotocol serial storage architecture to be applicable to our traditional HBA market as well as new embedded markets, including blade server, storage array and storage appliance applications.

iSCSI HBAs

Our GN9000/SI adapter is a one gigabit per second prototype iSCSI HBA that became available in limited quantities for OEM evaluation during 2002. In order to ease the migration between Fibre Channel and iSCSI technologies, the GN9000/SI has been designed to leverage the Emulex SLI API utilized by OEM customers that have developed customized software for our Fibre Channel host bus adapters.

Other Products

Our Fibre Channel hubs provide centralized wiring connection, improved network reliability and a monitoring point in Fibre Channel arbitrated loop environments. In 1996, we became the first company to provide Fibre Channel hubs to the market when we introduced our hub product line. In December 1998, we introduced a line of digital Fibre Channel hubs that complemented our earlier line of analog Fibre Channel hubs. With the growing popularity of Fibre Channel switches, we have focused our Fibre channel efforts in the HBA sector. Total hub revenue was immaterial in 2003.

As part of the traditional VI product family acquired with the Giganet operation, Emulex offered the cLAN family of VI-enabled adapters and switches. These products entered end-of-life status in 2002 and contributed immaterial revenue in 2003. Our GN9000/VI HBA is a VI enabled intelligent Ethernet adapter that has entered end-of-life status.

Our traditional networking products included printer servers and network access products. We supplied both external and embedded printer servers, which provide LAN connectivity for printers. Our network access products were comprised of a variety of products that provided connectivity between computing resources across both LANs and WANs. These networking products contain a set of core technologies that includes drivers supporting a broad array of operating systems and network interface technologies that span many LAN and WAN specifications. We have eliminated resources dedicated to these traditional networking products, and during the fourth quarter of 2000 we issued last time buy notifications to customers for our traditional networking products.

Intellectual Property

Our ability to compete depends in part upon our ability to protect our proprietary information through various means, including ownership of patents, copyrights, trademarks and trade secrets, as well as through contractual provisions.

We have a number of issued patents and pending patent applications in the U.S and abroad. Most of our issued patents and pending patent applications relate to our Fibre Channel technology or products. We maintain an active program of obtaining patent protection for our inventions as development occurs and as new products are introduced. Because of the rate of change of technology in our industry, we believe that the duration of the patent protection available to us for our products is adequate to cover the expected market duration for such products.

All of our software products, which are embedded within or provided for use with our hardware products, are marked with copyright notices listing our company as the copyright owner. We have been granted a number of registrations of trademarks in the U.S. and abroad. We also have a number of pending trademark registrations in the U.S. and abroad. We maintain an active practice of marking our products with trademark notices. We have an active program of renewing trademarks so that the duration of trademark protection is maintained for as long as needed. Additionally, we rely on trade secret law and contractual provisions to protect unique intellectual property we possess which we have determined unnecessary or uneconomical to patent or copyright, or which is not otherwise capable of more formal protection. Please also see the information under Part I - Item 1 - “Competition” and Part I - Item 3 - “Legal Proceedings” of this Form 10-K.

Engineering and Development

At June 29, 2003, we employed 243 engineers, other technicians and support personnel engaged in the development of new products and the improvement of existing products. Engineering and development expenses were $61.3 million, $47.6 million and $27.0 million in 2003, 2002 and 2001, respectively.

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

Order Backlog

Due to an industry practice that allows customers to cancel or change orders with limited advance notice prior to shipment, we do not believe that backlog is a reliable indicator of future revenue levels. Furthermore, purchase order release lead times depend upon the scheduling practices of the individual customer, and the rate of booking new orders fluctuates from month to month. Therefore, the level of backlog at any one time is not necessarily indicative of trends in our business. At June 29, 2003, we had unshipped product orders of approximately $77.6 million compared with approximately $76.8 million at June 30, 2002. At year-end, all orders included in backlog were scheduled for delivery within six months or less.

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

Our competition for Fibre Channel host bus adapter products consists primarily of Agilent, JNI and QLogic. We may also compete indirectly with Fibre Channel HBAs made internally by major systems providers, notably Hewlett-Packard. In the emerging iSCSI marketplace where standards have yet to be finalized, we expect to face competition from established Fibre Channel competitors as well as new entrants, which may include established Ethernet suppliers such as Intel and established

SCSI vendors such as Adaptec. Across all storage networking technologies, we face the threat of potential competition from new entrants into the storage networking market, including large technology companies that may develop or acquire differentiating technology and then apply their resources, including established distribution channels and brand recognition, to obtain significant market share.

We believe that the principal basis of storage networking HBA competition presently includes interoperability, reliability, scalability, price, performance, technical support and API stability. We believe that we compete favorably with respect to these factors. We also believe that we have a competitive strength in the alliances we have built with customers, particularly our close relationships with OEM customers. We believe that our experience with distribution channels will provide competitive benefits as the storage networking market matures. Some of our other competitive advantages include our early entry into Fibre Channel technology, our workforce of highly experienced researchers and designers, our intellectual property and our technical alliances with strategic partners such as Brocade, Cisco, Computer Associates, Intel, Legato, McDATA, Microsoft and Veritas.

Our Fibre Channel products may also compete at the end-user level with other technology alternatives, such as SCSI, which are available from companies such as Adaptec, LSI Logic and QLogic, as well as a number of smaller companies. In the future, other technologies that we are not currently developing may evolve to address the applications served by Fibre Channel today.

Manufacturing and Suppliers

Our products consist primarily of electronic component parts assembled on internally designed printed circuit boards that are sold as board-level products. Most component parts can be purchased from two or more sources. However, some key components that we use in our products may only be available from single sources with which we do not have contracts. We may obtain sole source components manufactured by companies such as Cypress, E20, Finisar, ICS, Intel, IBM, Lattice, Micrel, Micron, Motorola, NEC, Quicklogic, Samsung, Seiko Epson, Siliconix, Tundra Semiconductor and Vitesse. In addition, we design our own ASICs that are embedded in our products. These ASICs are also sole sourced and manufactured by third-party semiconductor foundries including IBM and LSI Logic. In addition to hardware, we design software to provide functionality to our hardware products. In the past, we have also licensed software from third party providers for use with our traditional networking products, and most of these providers are the sole source for the software. However, both our software and the third party software provided as embedded programs within the hardware products. Additionally, revenue related to our traditional networking products has decreased over the last several years due to the ongoing maturation of these products and a decrease in our focus on these products. We issued last time buy notifications to customers for our traditional networking products during the last quarter of 2000 and expect negligible, if any, revenues in succeeding quarters related to these products.

In 1998, we began outsourcing the manufacturing of our product lines to an electronics manufacturing service, or EMS, provider. This decision resulted in, among other things, the closing of our Puerto Rico manufacturing facility, streamlining the product offerings of some of our more mature, lower volume products (primarily for our traditional networking products) and closing selected sales offices. Suntron Corporation (formerly known as K*Tec Electronics) manufactures for us within the United States and Manufacturers’ Services, Ltd., or MSL, manufacturers for us in both the United States and in Europe at their Global Manufacturing Services production facility in Valencia, Spain.

In July 2002, MSL notified us that they would be closing their facility within the United States that manufactured our products. As a result, the facility has been closed and we have transitioned a portion of the manufacturing of our products to an alternative MSL facility within the United States. The transition was completed during fiscal 2003. In June 2003, we notified Suntron that we intend to discontinue using their services. We expect that we will no longer use Suntron as an EMS provider by the end of the second quarter of fiscal 2004. In June 2003, we selected Benchmark Electronics, Inc., or Benchmark, as an additional EMS provider and expect to begin shipping product to customers from Benchmark’s facility in Guadalajara, Mexico by the end of the second quarter of fiscal 2004. At this time, our customers have yet to qualify the Benchmark facility in Mexico. Although we do not expect these changes to our electronics manufacturing service providers to have a significant impact on us, if we were to experience significant delays in product qualifications, completing production runs or shipping product as a result of these changes, and we were unable to compensate for this disruption elsewhere, it could have a material adverse effect on our business, results of operations and financial condition.

An inability or an unwillingness on the part of any of our suppliers to provide us, or our EMS providers, with the quality and quantity of products, parts or software that we need in a timely fashion could have a material impact on our ability to supply products in accordance with customer requirements.

The assembly operations required by our products are typical of the electronics industry, and no unusual methods, procedures or equipment are required. The sophisticated nature of the products, in most cases, requires extensive testing by specialized test devices operated by skilled personnel. Our EMS providers provide this testing. However, we also maintain an internal test-engineering group for continuing support of test operations. At June 29, 2003, we had a total of 36 regular full-time manufacturing support employees located at our facilities in Costa Mesa, California and in Bolton, Massachusetts.

Employees

At June 29, 2003, we employed 395 employees as follows: 243 in engineering and development, 55 in selling and marketing, 61 in general and administrative and 36 in manufacturing support operations. None of our employees is represented by a labor union, and we believe our employee relations are good.

Risk Factors

A prolonged downturn in information technology spending in general or spending on high-performance computer and storage systems in particular could adversely affect our revenues and results of operations.

The demand for our Fibre Channel products, which represented 99 percent of our net revenues for fiscal 2003, has been supported by the demand for high-performance networking and data storage solutions that support enterprise computing requirements, including on-line transaction processing, data mining, data warehousing, multimedia and Internet applications. In early calendar 2001, the global economy experienced a significant slowdown that was exacerbated by the terrorist attacks on the United States and the resulting economic and political uncertainty throughout the world. Such downturn has resulted in substantial reductions in demand for networking, data storage and other information technology solutions and products. We are unable to predict the duration or depth of such downturn in technology spending. In the event that such downturn grows more severe or continues for an extended period of time, our business, results of operations and financial condition may be adversely affected. The adverse effects of any sustained downturn in information technology spending on our operating results may be exacerbated by our research and development investments, strategic investments and merger and acquisition activity, as well as customer service and support, which are expected to continue despite any such downturn.

Our business depends upon the continued growth of the storage networking market, and our business will be adversely affected if such growth does not occur or occurs more slowly than we anticipate.

The size of our potential market is dependent upon the broadening acceptance of our storage networking technologies as alternatives to other technologies traditionally utilized for network and storage communications, as well as the overall demand for storage. We believe that our investment in the storage networking market represents our greatest opportunity for revenue growth and profitability for the foreseeable future. However, we cannot be certain that the market for storage networking products will gain broader acceptance or that customers will continue to choose our technology and products. Additionally, since our products are sold as parts of integrated systems, our products’ demand is driven by the demand for these integrated systems, including other companies’ complementary products. A lack of demand for the integrated systems or a lack of complementary products required for these integrated systems could have a material adverse effect on our business, results of operations and financial condition. If the storage networking market does not grow, attracts more competitors than we expect, as discussed below, or if our products do not achieve market acceptance, our business, results of operations and financial condition could be materially adversely affected.

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

We rely almost exclusively on OEMs and sales through distribution channels for our revenue. For fiscal 2003, we derived approximately 66 percent of our net revenues from OEMs and 34 percent from sales through distribution. Furthermore, because the majority of our sales through distribution channels consist of OEM-certified products, we believe that OEM customers effectively control more than 85 percent of our revenue. We cannot be certain that we will retain our current OEM and distributor customers or that we will be able to recruit additional or replacement customers. As is common in the technology industry, our agreements with OEMs and distributors are typically non-exclusive, have no volume commitments, and often may be terminated by either party without cause. Indeed, it is increasingly commonplace for our OEM and distributor customers to carry or utilize competing product lines. If we were to lose business from one or more significant OEM or distributor customers to a competitor, our business, results of operations and financial condition could be materially adversely affected.

For fiscal 2003, direct sales to Hewlett-Packard and IBM were each 23 percent of our total net revenues. Direct sales to our top five customers accounted for 68 percent of total net revenues for fiscal 2003. Additionally, some of our larger OEM customers purchased or marketed products indirectly through distributors, resellers or other third parties. Total net revenues, including direct sales to our OEM customers and their OEM-specific models purchased or marketed indirectly through other distribution channels, amounted to 26 percent of our total net revenues for IBM, 23 percent for Hewlett-Packard and 22 percent for EMC for fiscal 2003.

Compaq and Hewlett-Packard consummated their merger in May 2002. Although we cannot predict the remaining effects of such merger on our business, to the extent that such merger results in decreased demand or margins for our products, our business, results of operations and financial condition could be materially and adversely affected.

Although we have attempted to expand our base of customers, we believe our revenues in the future will continue to be similarly derived from a limited number of customers, especially given the consolidation the industry has experienced. As a result, to the extent that sales to any of our significant customers are reduced or impaired, our business, results of operations and financial condition could be materially and adversely affected.

Our markets are highly competitive and our business and results of operations may be adversely affected by entry of new competitors into the markets, aggressive pricing and the introduction or expansion of competitive products and technologies.

The markets for our products are highly competitive and are characterized by rapid technological advances, price erosion, frequent new product introductions and evolving industry standards. We expect that our market will continue to attract new competition. Our current and potential competition consists of major domestic and international companies, some of which have substantially greater financial, technical, marketing and distribution resources than we have. Additional companies may enter the markets for our storage networking products and new or stronger competitors may emerge as a result of consolidation movements in the marketplace. Furthermore, larger companies in other related industries may develop or acquire technologies and apply their significant resources, such as distribution channels and brand recognition, to acquire market share. Emerging companies attempting to obtain a share of the existing markets act as potential competition as well. Additionally, our existing competitors continue to introduce products with improved price/performance characteristics, and we will have to do the same to remain competitive. As the market grows and matures, we expect more customers to qualify multiple sources for OEM or standard products where we have prevailed previously as a single source, thus introducing competition into our existing customer accounts. Increased competition could result in significant price competition, reduced revenues, lower profit margins or loss of market share, any of which would have a material adverse effect on our business, results of operations and financial condition.

Alternative legacy technologies such as SCSI compete with our Fibre Channel and IP storage networking technologies for customers. Our success depends in part on our own ability and on the ability of our OEM customers to develop storage networking solutions that are competitive with these alternative legacy technologies. Some of our competitors already have well-established relationships with our current and potential customers, have extensive knowledge of the markets we serve and may have better name recognition and more extensive development, sales and marketing resources than we have. Additionally, in the future other technologies that we are not currently developing may evolve to address the storage networking applications currently served by our Fibre Channel product line today.

Some of our suppliers, our strategic partners or our OEM customers could become competitors.

Some of our suppliers, our strategic partners and our OEM customers currently have or could develop products internally or could purchase another company with products or technology that would replace or compete with our products and technology. To the extent that our customers or suppliers are successful in developing and marketing competitive solutions, the resulting reductions in sales of our products could have a material adverse effect on our business, results of operations and financial condition.

Our operating results are difficult to forecast and could be adversely affected by many factors, and our stock price may decline if our results fail to meet expectations.

Our revenues and results of operations have varied on a quarterly basis in the past and may vary significantly in the future. Accordingly, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful, and you should not rely on such comparisons as indications of our future performance. There can be no assurance that we will maintain our current levels of growth or profitability in the future. Our revenues and results of operations are difficult to forecast and could be adversely affected by many factors, including, among others:

•	The gain or loss of significant OEMs, OEM design wins or other customers;

•	Changes in the size, timing and terms of OEM and other customer orders;

•	Changes in the sales and deployment cycles for our products, particularly those sold through our OEM sales channels;

•	Changes in our significant customers’ desired inventory levels;

•	The timing and market acceptance of new or enhanced product introductions by us, our OEM customers and our competitors;

•	Changes in the selling price of our products;

•	Changes in the mix of product sales or the mix of sales channels;

•	Difficulties in obtaining incremental market share growth;

•	Fluctuations in product development and other operating expenses;

•	Fluctuations in manufacturing cost, including the cost of components we use to produce our products;

•	Component shortages experienced by us, or reduced demand from our customers if our customers are unable to acquire the components used in conjunction with our products in their deployments;

•	The ability of our electronics manufacturing service providers to produce and distribute our products in a timely fashion;

•	Difficulties, disruptions or delays caused by the move of our corporate headquarters in fiscal 2004;

•	Difficulties with updates, changes or additions to our Enterprise Resource Planning (ERP) System;

•	Changes in general social and economic conditions, including but not limited to terrorism, public health and slower than expected market growth, with resulting changes in customer technology budgeting and spending;

•	Changes in technology, industry standards or consumer preferences;

•	Seasonality;

•	Changes in our accounting or other policies resulting from the adoption of new laws, regulations or pronouncements; and/or

•	Fluctuations in foreign currency exchange rates.

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

We are subject to credit risk associated with the concentration of our accounts receivable from our customers. Our days sales outstanding, or DSOs, were 37 days at both June 29, 2003, and June 30, 2002. There can be no assurance they will remain at this level or improve. If one of our current significant customers were to declare bankruptcy, if we were to lose one of our current significant customers and did not receive their payments due to us, or if one of our current significant customers were to dispute a significant amount owed to us, we could experience a material adverse effect on our business, results of operations and financial condition.

Our industry is subject to rapid technological change, and we must keep pace with the changes to successfully compete.

The markets for our products are characterized by rapidly changing technology, evolving industry standards and the frequent introduction of new products and enhancements. Our future success depends in a large part on our ability to enhance our existing products and to introduce new products on a timely basis to meet changes in customer preferences and evolving industry standards. Currently, new and proposed technologies such as 4 gigabit per second, or Gbps, Fibre Channel solutions; 10 Gbps Fibre Channel solutions; Infiniband; PCI-X 2.0; PCI Express; iSCSI; SATA; SAS; VI; and Remote Direct Memory Access, or RDMA; are in development by many companies and their ultimate acceptance and deployment in the market is uncertain. Emulex is developing some, but not all of these technologies, and we cannot be sure that the technologies we chose to develop will achieve market acceptance, or that technologies that we chose not to develop will be available to purchase or license from third parties or will be immaterial to our business. We cannot be certain that we will be successful in developing, manufacturing and marketing new products or product enhancements that respond to technological changes in a timely manner and achieve market acceptance. We also cannot be certain that we will be able to develop the underlying core technologies necessary to create new products and enhancements, or that we will be able to license the required core technologies with commercially reasonable terms from third parties. In addition, a key element of our current business strategy is to develop ASICs in order to increase system performance, enhance integration and reduce manufacturing costs, thereby enhancing the price/performance of our storage networking products. We cannot be certain that we will be successful at developing and incorporating ASICs effectively and in a timely manner. Additionally, the cost and time required for developing ASICs has been increasing and we cannot be certain of the impact on our business of such increases. If we are unable, for technological or other reasons, to develop new products, enhance or sell existing products, or consume existing products in a timely and cost-effective manner in response to technological and market changes, our business, results of operations and financial condition may be materially adversely affected.

We have experienced losses in our history that may adversely affect our stock price and financial condition.

We have experienced losses in our history, most recently a net loss of $96.2 million in fiscal 2002, and $23.6 million in fiscal 2001. The net loss in fiscal 2002 included $156.2 million of amortization of goodwill and other intangibles related to the acquisition of Giganet, Inc. and a net excess and obsolete inventory charge of $10.1 million. The net loss in fiscal 2001 included $22.3 million of in-process research and development expenses and $52.1 million of amortization of goodwill and other intangibles related to the acquisition of Giganet, Inc. Beginning in the first quarter of fiscal 2003, when we adopted Statement 142, “Goodwill and Other Intangible Assets,” we no longer amortize goodwill and other intangibles that have indeterminate useful lives. We currently have net goodwill related to the Giganet acquisition in the amount of $397.3 million that will be reviewed at least annually for impairment. Any losses, including losses caused by impairment of goodwill, may adversely affect the perception of our business by analysts and investors, which could adversely affect our stock price. While our recent losses have not been accompanied by negative cash flow from operations, to the extent that we are unable to generate positive operating profits and positive cash flow from operations, our financial condition may be materially adversely affected.

The migration of our customers toward newer product platforms may have a significant adverse effect on our results of operations, including charges for obsolete inventory.

As our customers migrate from one platform to the enhanced price/performance of the next platform, we may experience reduced revenue, gross profit and gross margin levels associated with lower average selling prices and higher relative product costs associated with improved performance. Also, economic conditions during platform migration periods can have a significant impact on results. This was evidenced in late September 2001, as some of our major customers made announcements that general economic conditions, exacerbated by the increase in economic uncertainty in the aftermath of the terrorist events of September 11, 2001, were having a negative impact on their financial results. The announcements made, and forecasts received, indicated deteriorating demand for our one Gbps products as these customers were expected to migrate to two Gbps products for future purchases. As a result, we initially recorded an inventory charge of $13.6 million in 2002 and then reduced this reserve by $3.5 million in 2002 as previously reserved inventory was sold. After initially recording our one Gbps reserve of $13.6 million during the first quarter of fiscal 2002, we subsequently reduced this reserve by a total of $6.9 million through June 29, 2003, as this previously reserved inventory has been sold. Overall, we have been able to recover a significant portion of this reserved inventory that was not expected based on our forecasts and the forecasts received from our customers when this excess and obsolete inventory charge was recorded. In addition to the sale of some of this previously reserved product, we have also scrapped $3.3 million of this reserved inventory and negotiated and paid cancellation charges of $0.2 million through June 29, 2003, related to this excess and obsolete inventory charge since it was initially recorded. As with all inventory, we regularly compare forecasted demand for our one Gbps products against inventory on hand and open purchase commitments and accordingly, we may have to record reductions to the carrying value of excess and obsolete inventory if forecasted demand decreases.

Any failure of our OEM customers to keep up with rapid technological change could adversely affect our business.

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

Historically, the electronics industry has developed higher performance ASICs that create chip level solutions that replace selected board level solutions at a significantly lower average selling price. We have previously offered ASICs to certain customers for certain applications that has effectively resulted in a lower-priced solution when compared to an HBA solution. This transition may occur for our products in other applications as well. The result of this transition may be an adverse effect on our revenues and profit margin. If this transition is more abrupt or is more widespread than anticipated, there can be no assurance that we will be able to modify our business model in a timely manner, if at all, in order to mitigate the effects of this transition on our business, results of operations and financial position.

Rapid shifts in customer purchases from our high-end server and storage solutions to midrange server and storage solutions could adversely affect our business.

Historically, the majority of our Fibre Channel revenues has come from our high-end server and storage solutions. In recent quarters, an increasing percentage of revenues has come from midrange server and storage solutions, which typically have lower average selling prices than our high-end server and storage solutions. If this trend were to be more abrupt or more widespread than anticipated, there can be no assurance that we would be able to modify our business model in a timely manner, if at all, in order to mitigate the effect of this trend on our business, results of operations and financial position.

A decrease in the average unit selling prices and/ or an increase in the manufactured cost of our Fibre Channel products could adversely affect our revenue, gross margins and financial performance.

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

We have experienced delays in product development in the past and may experience similar delays in the future. Given the short product life cycles in the markets for our products and the relatively long product development cycles, any delay or unanticipated difficulty associated with new product introductions or product enhancements could have a material adverse effect on our business, results of operations and financial condition. Prior delays have resulted from numerous factors, such as:

•	Difficulties in hiring and retaining necessary personnel;

•	Difficulties in reallocating engineering resources and other resource limitations;

•	Difficulties with independent contractors;

•	Unanticipated engineering or manufacturing complexity;

•	Undetected errors or failures in software and hardware;

•	Changing OEM product specifications;

•	Delays in the acceptance or shipment of products by OEM customers; and/or

•	Changing market or competitive product requirements.

Our products are complex and may contain undetected software or hardware errors that could lead to an increase in our costs, reduce our net revenues or damage our reputation.

Our products are complex and may contain undetected errors, especially when first introduced or as new versions are released. The occurrence of hardware or software errors could adversely affect sales of our products, cause us to incur significant repair costs, divert the attention of our engineering personnel from product development efforts and cause us to lose credibility with current or prospective customers.

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

During April 2003 we announced a joint development activity with Intel Corporation relating to storage processors that integrate SATA, SAS and Fibre Channel interfaces within a single architecture. Under the agreement, Emulex will develop the protocol controller hardware, firmware and drivers. Intel will integrate it’s Intel® Xscale™ microarchitecture as the core technology for the new processors and will manufacture the processors on its 90-nanometer process technology. Emulex will market the resulting Fibre Channel products and Intel will market the SATA and SAS product. This activity has risks resulting from unproven new-generation manufacturing technology, from the licensing of SATA and SAS technology to Intel, from increased development costs, from reduced flexibility in making design changes in response to market changes and in reduced control over product completion schedules.

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

We rely on third-party suppliers for components and the manufacture of our products, and we have experienced delays or difficulty in securing components and finished goods in the past. Delays or difficulty in securing components or finished goods may be caused by numerous factors including, but not limited to:

•	Discontinued production by a supplier;

•	Undetected errors, failures or production quality issues;

•	Timeliness of product delivery;

•	Financial stability and viability of our suppliers and electronics manufacturing service providers;

•	Changes in business strategies of our suppliers and electronics manufacturing service providers;

•	Disruption in shipping channels;

•	Natural disasters;

•	Environmental, tax or legislative changes in the location where our products are produced;

•	Difficulties associated with foreign operations; and/or

•	Market shortages.

There is a risk that we will not be able to retain our current suppliers or change to alternative suppliers. An interruption in supply or the cost of shifting to a new supplier or electronics manufacturing service providers could have a material adverse effect on our business, results of operations and financial condition.

Additionally, key components that we use in our products may only be available from single sources with which we do not have contracts. We may obtain sole source components manufactured by companies such as Cypress, E20, Finisar, ICS, Intel, IBM, Lattice, Micrel, Micron, Motorola, NEC, Quicklogic, Samsung, Seiko Epson, Siliconix, Tundra Semiconductor and Vitesse. In addition, we design our own ASICs that are embedded in our products. These ASICs are also sole sourced and manufactured by third-party semiconductor foundries including IBM and LSI Logic. In addition to hardware, we design software to provide functionality to our hardware products. In the past, we have also licensed software from third party providers for use with our traditional networking products, and most of these providers are the sole source for the software. However, both our software and the third party software are provided as embedded programs within the hardware products. The loss of one or more of our sole suppliers or third party foundries could have a material adverse effect on our business, results of operations and financial condition. In addition, an announcement made by one of our sole suppliers or third party foundries that they intend to stop producing a component in the future could cause us, based on forecasted demand that may or may not materialize, to enter into a long-term purchase commitment or make a last-time purchase that could have a material adverse effect on our business, results of operations and financial condition.

Because we outsource the production of our products to electronics manufacturing service providers, or EMS providers, we only manage the supply of a small number of our product components. Currently, we rely upon our EMS providers to complete numerous component purchases for our products. Consequently, we cannot be certain that the necessary components will be available to meet our future requirements at favorable prices, if at all.

In July 2002, MSL, one of our EMS providers, notified us that they would be closing their facility within the United States that manufactured our products. As a result, the facility has been closed and we have transitioned a portion of the manufacturing of our products to an alternative MSL facility within the United States. The transition was completed during fiscal 2003. In June 2003, we notified Suntron that we intend to discontinue using their services. We expect that we will no longer use Suntron as an EMS provider by the end of the second quarter of fiscal 2004. In June 2003, we selected

Benchmark Electronics, Inc., or Benchmark, as an additional EMS provider and expect to begin shipping product to customers from Benchmark’s facility in Guadalajara, Mexico by the end of the second quarter of fiscal 2004. At this time, our customers have yet to qualify the Benchmark facility in Mexico. Although we do not expect these changes to our electronics manufacturing service providers to have a significant impact on us, if we were to experience significant delays in product qualifications, completing production runs or shipping product as a result of these changes, and we were unable to compensate for this disruption elsewhere, it could have a material adverse effect on our business, results of operations and financial condition. Moreover, because we rely upon our EMS providers to manufacture, store and ship our products, the manufacturing and sale of our products would be temporarily suspended if MSL, Suntron and/or Benchmark are unable or unwilling to complete production runs for us in the future, or experience any significant delays in completing production runs or shipping product. An interruption in supply of our products and the cost of qualifying and shifting production to an alternative manufacturing and distribution facility could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we rely upon the financial stability of our EMS providers and their ability and willingness to continue as our EMS providers.

If our intellectual property protections are inadequate, it could adversely affect our business.

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

Our success depends to a significant degree upon the performance and continued service of key managers as well as engineers involved in the development of our storage networking technologies and technical support of our storage networking products and customers. Our future success depends upon our ability to attract, train and retain such personnel. We may need to increase the number of key managers as well as technical staff members with experience in high-speed networking applications as we further develop our storage networking product lines. Competition for such highly skilled employees in our local community as well as our industry is intense, and we cannot be certain that we will be successful in recruiting and retaining such personnel. In addition, employees may leave our company and subsequently compete against us. Also, many of these key managerial and technical personnel receive stock options. New regulations, volatility in the stock market and other factors could diminish the value of our stock options, putting us at a competitive disadvantage and forcing us to use more cash compensation. If we are unable to attract new managerial and technical employees, or are unable to retain our current key managerial and technical employees, our business, results of operations and financial condition could be materially adversely affected.

Our international business activities subject us to risks that could adversely affect our business.

For fiscal 2003, sales in the United States accounted for 60 percent of our total net revenues, sales in Europe accounted for 33 percent of our total net revenues, and sales in the Pacific Rim countries accounted for seven percent of our total net revenues. We expect that sales in the United States and Europe will continue to account for the substantial majority of our net revenues for the foreseeable future. All of our sales are currently denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. Additionally, a significant portion of our products is produced at a manufacturing subcontractor’s production facility in Valencia, Spain and in the future products will be produced in Guadalajara, Mexico. As a result, we are subject to the risks inherent in international operations. Our international business activities could be affected, limited or disrupted by a variety of factors, including:

•	The imposition of governmental controls and regulatory requirements;

•	The costs and risks of localizing products for foreign countries;

•	Longer accounts receivable payment cycles;

•	Changes in the value of local currencies relative to our functional currency;

•	Trade restrictions;

•	Changes in tariffs;

•	Loss of tax benefits due to international production;

•	General economic and social conditions within foreign countries; and/or

•	Political instability, war or terrorism.

In addition, the revenues we earn in various countries in which we do business may be subject to taxation by more than one jurisdiction, thereby adversely affecting our earnings. All of these factors could harm future sales of our products to international customers or future overseas production of our products, and have a material adverse effect on our business, results of operations and financial condition.

Export restrictions may adversely affect our business.

Our products are subject to U.S. Department of Commerce export control restrictions. Neither our customers nor we may export such products without obtaining an export license, where applicable. These U.S. export laws also prohibit the export of our products to a number of countries deemed by the United States to be hostile. These restrictions may make foreign competitors facing less stringent controls on their products more competitive in the global market than our customers or we are. The U.S. government may not approve any pending or future export license requests. In addition, the list of products and countries for which export approval is required, and the regulatory policies with respect thereto, could be revised. The sale of our products could be harmed by our inability or the inability of our customers to obtain the required licenses or by the costs of compliance.

Potential acquisitions or strategic investments may be more costly or less profitable than anticipated and may adversely affect the price of our company stock.

We may pursue acquisitions or strategic investments that could provide new technologies, products or service offerings. Future acquisitions or strategic investments may negatively impact our results of operations as a result of operating losses incurred by the acquired entity, the use of significant amounts of cash, potentially dilutive issuances of equity or equity-linked securities, incurrence of debt or amortization of intangible assets with determinable lives. Furthermore, we may incur significant expenses pursuing acquisitions or strategic investments that ultimately may not be completed. Moreover, to the extent that any proposed acquisition or strategic investment is not favorably received by stockholders, analysts and others in the investment community, the price of our common stock could be adversely affected. In addition, acquisitions or strategic investments involve numerous risks, including:

•	Difficulties in the assimilation of the operations, technologies, products and personnel of the acquired company;

•	The diversion of management’s attention from other business concerns;

•	Risks of entering markets in which we have no or limited prior experience;

•	Risks related to the effect that the acquired company’s internal control processes might have on our financial reporting and management’s report on our internal controls over financial reporting; and/or

•	The potential loss of key employees of the acquired company.

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

The stock market in general and the stock prices in technology-based companies in particular have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. Factors that could have a significant impact on the market price of our common stock include, but are not limited to, the following:

•	Quarterly variations in operating results;

•	Announcements of new products by us or our competitors;

•	The gain or loss of significant customers or design wins;

•	Changes in analysts’ earnings estimates;

•	Changes in analyst recommendations, price targets or other parameters that may not be related to earnings estimates;

•	Rumors or dissemination of false information;

•	Pricing pressures;

•	Short selling of our common stock;

•	Dilution resulting from conversion of outstanding convertible subordinated notes into shares of our common stock;

•	General conditions in the computer, storage or communications markets; and/or

•	Events affecting other companies that investors deem to be comparable to us.

In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. In this regard, we and certain of our officers and directors were named as defendants in a number of securities class action lawsuits filed in the United States District Court, Central District of California. The plaintiffs in the actions represent purchasers of our common stock during various periods ranging from January 18, 2001, through February 9, 2001. The complaints allege that we and certain of our officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints generally seek compensatory damages, costs and attorney’s fees in an unspecified amount. In addition, we have received inquiries about events giving rise to the lawsuits from the Securities and Exchange Commission and the Nasdaq Stock Market. On April 22, 2003, we entered into two Memoranda of Understanding agreeing to terms of settlement for both the class action and derivative litigation. If we were to be the subject of a securities class action lawsuit in the future it could have a material adverse effect on or results of operations and financial condition. See Part I – Item 3 – “Legal Proceedings” of this Form 10-K for a more complete discussion of such litigation and Memoranda of Understanding.

The final amount collected for our receivable from our insurance carriers related to the tentative settlements of securities class action and derivative lawsuits may be materially different from the receivable amount.

For the three months ended March 30, 2003, we recorded a $13.5 million receivable from our insurance carriers related to the tentative settlements of securities class action and derivative lawsuits. We had directors and officers insurance with a primary limit of $10.0 million and a possible $10.0 million reinstatement for the period of February 2000 through February 2002; and excess insurance of $10.0 million for the period February 2000 through February 2001; and excess insurance of $20.0 million for the period February 2001 to February 2002. Our insurance carriers have asserted various defenses including coverage exclusions and late notice. Our actual insurance recovery may be materially different from the recorded amount for various reasons, including the strength of the defenses asserted by our insurance carriers. If one or all of our insurance carriers were unable or refused to make some or all payments due to us, or if an arbitrator or court determines that the recovery should be an amount other than the recorded amount, or if ultimately the amount received by us is more or less than the recorded amount, we would be required to record a corresponding gain or loss.

Terrorist activities and resulting military and other actions could adversely affect our business.

The terrorist attacks in New York and Washington, D.C. in September 2001 disrupted commerce throughout the United States and Europe. The continued threat of terrorism within the United States and Europe and the military action and heightened security measures in response to such threat may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in delays or cancellations of customer orders, delays in collecting cash, a general decrease in corporate spending on information technology or our inability to effectively market, manufacture or ship our products, our business, financial condition, and results of operations could be materially and adversely affected. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have any long-term material adverse effect on our business, results of operations or financial condition.

Our corporate offices and principal product development facilities are located in a region that is subject to earthquakes and other natural disasters.

Our California facilities, including our corporate offices and principal product development facilities, are located near major earthquake faults. Any disruption in our business activities, personal injury or damage to the facilities in excess of our currently insured amounts as a result of earthquakes or other such natural disasters, could have a material adverse effect on our business, results of operations and financial condition.

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

Changes in laws, regulations and financial accounting standards may affect our reported results of operations.

The recently enacted Sarbanes-Oxley Act of 2002 and related regulations may result in changes in accounting standards or accepted practices within our industry. New pronouncements and varying interpretations of pronouncements have occurred in the past and are likely to occur in the future as a result of recent Congressional and regulatory actions. New laws, regulations and accounting standards, as well as changes to currently accepted accounting practices in the technology industry might adversely affect our reported financial results, which could have an adverse effect on our stock price. Proposals have been made concerning the expensing of stock options that could result in rules or laws that may adversely affect our reported financial results, which could have an adverse effect on our stock price.

The final determination of our income tax liability may be materially different from our income tax provisions and accruals.

We are subject to income taxes in both the United States and international jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions where the ultimate tax determination is uncertain. Additionally, our calculations of income taxes are based on our interpretations of applicable tax laws in the jurisdictions in which we file. Although we believe our tax estimates are reasonable, there is no assurance that the final determination of our income tax liability will not be materially different than what is reflected in our income tax provisions and accruals. Should additional taxes be assessed as a result of new legislation, an audit or litigation, if our effective tax rate should change as a result of changes in federal, international or state and local tax laws, or if we were to change the locations where we operate, there could be a material effect on our income tax provision and net income in the period or periods in which that determination is made.

We may need additional capital in the future and such additional financing may not be available on favorable terms.

While we believe we have adequate working capital to meet our expected cash requirements for the immediate future, we may need to raise additional funds through public or private debt or equity financings in order to:

•	Take advantage of unanticipated opportunities, including more rapid international expansion or acquisitions of complementary businesses or technologies;

•	Develop new products or services;

•	Repay outstanding indebtedness; and/or

•	Respond to unanticipated competitive pressures.

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

Item 2. Properties.

Our corporate offices and principal product development facilities are currently located in approximately 114 thousand square feet of leased buildings in Costa Mesa, California. The lease expires in September 2003. We will then begin a month-to-month lease for our current corporate offices and principal product development facilities until occupying our new corporate headquarters, which is under construction and described in more detail below.

We lease facilities in Colorado and Massachusetts primarily for engineering and development and approximately 11 other remote offices, primarily for sales, throughout the world.

In 2002, we entered into an agreement to relocate our headquarters locally in Costa Mesa, California. We will finance the build to suit construction phase of the approximately 180 thousand square feet facility with our own capital, before beginning a 10-year lease term with an option to buy the land and buildings during the first six months of the lease term. If we do not exercise our option to purchase the facility, the landlord will obtain permanent financing and reimburse us for the construction costs. Construction on our new corporate headquarters is progressing. If purchased, we believe the total cost, including the land, building and other related capital expenditures, would be approximately $47 million. Our total gross undiscounted financial commitment for the 10-year lease term would be approximately $45.9 million. At June 29, 2003, the Company had restricted cash of $9.3 million held in escrow and associated with the construction of the headquarters.

Our future facilities requirements will depend upon our business, but we believe additional space, if required, may be obtained on reasonable terms.

Item 3. Legal Proceedings.

Beginning on or about February 20, 2001, we and certain of our officers and directors were named as defendants in a number of securities class action lawsuits filed in the United States District Court, Central District of California. The plaintiffs in the actions represent purchasers of our common stock during various periods ranging from January 18, 2001, through February 9, 2001. The complaints allege that we and certain of our officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints generally seek compensatory damages, costs and attorney’s fees in an unspecified amount. Pursuant to a Stipulation and Court Order, the actions were consolidated. On August 24, 2001, an Amended and Consolidated Complaint was filed. Defendants’ motion to dismiss was denied by way of an order dated March 7, 2002. Defendants’ motion for reconsideration of that order was denied by an order dated May 3, 2002. Plaintiffs commenced discovery. The court certified the class action by an order dated September 30, 2002. Following these class action lawsuits, a number of derivative cases were filed in state courts in California and Delaware, and in federal court in California, alleging that certain officers and directors breached their fiduciary duties to us in connection with the events alleged in the class action lawsuits. The derivative cases filed in California state courts were consolidated in Orange County Superior Court and plaintiffs filed a consolidated and amended complaint on January 31, 2002. On May 10, 2002, the Orange County Superior Court ordered that the consolidated actions be stayed pending resolution of the federal class action described above. The derivative suit in Delaware was dismissed on August 28, 2001. On March 15, 2002, the United States District Court for the Central District of California ordered that the federal derivative action be stayed pending resolution of the class action lawsuit described above. We received inquiries about events giving rise to the lawsuits from the Securities and Exchange Commission and Nasdaq Stock Market. On April 22, 2003, we entered into two Memoranda of Understanding, or MOU’s, agreeing to terms of settlement for both the class action and derivative litigation. The MOU’s call for settlement payments totaling $39.0 million, plus up to $0.5 million of the cost of providing notice to the class members. A Final Order and Judgment was approved by the court in the derivative cases on May 30, 2003, based on a Stipulation of Settlement of Derivative Claims dated as of May 13, 2003. An Order Preliminarily Approving Settlement and Providing for Notice was approved by the court in the federal class action on July 11, 2003, based on a Stipulation of Settlement dated as of July 3, 2003. A Settlement Hearing is scheduled for October 15, 2003, in the federal class action. Insurance proceeds are expected to reimburse us for a portion of the payments and the probable net after tax effect of the settlements to us, based on our current minimum estimate of reimbursement from the insurance carriers, is expected to be approximately $16.7 million. We commenced an arbitration proceeding against three of our insurance carriers in June 2003 seeking reimbursement of $30.0 million for the defense and settlement costs.

Additionally, we are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Principal Market and Prices

Effective June 24, 2002, our common stock began trading on the New York Stock Exchange under the symbol ELX. Prior to that date, our common stock traded on the Nasdaq Stock Market under the symbol EMLX. The following table sets forth for the indicated periods the high and low per share sales prices for our common stock, as reported on the New York Stock Exchange and the Nasdaq Stock Market.

		High	Low

2003	Fourth Quarter	$26.50	$18.67
	Third Quarter	25.50	16.81
	Second Quarter	26.64	7.85
	First Quarter	26.25	11.60
2002	Fourth Quarter	$34.95	$20.59
	Third Quarter	48.17	26.30
	Second Quarter	42.44	9.00
	First Quarter	40.93	8.40

Number of Common Stockholders

The approximate number of holders of record of our common stock as of September 16, 2003, was 530.

Dividends

We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain our earnings for the development of our business.

On January 19, 1989, the Board of Directors declared a dividend distribution of one preferred stock purchase right for each outstanding share of common stock. The rights were distributed on February 2, 1989, to stockholders of record on the close of business on that date.

See Item 12 – Security Ownership of Certain Beneficial Owners and Management for more information about Securities Authorized for Issuance Under Equity Compensation Plans.

Item 6. Selected Consolidated Financial Data.

The following table summarizes certain selected consolidated financial data. On March 1, 2001, we completed the acquisition of Giganet, Inc., a privately-held developer of storage networking products based on Ethernet and IP technologies. For more detail, see note 2 to the Consolidated Financial Statements, Business Combination, contained elsewhere herein.

Selected Consolidated Statement of Operations Data

	Year Ended

	June 29,	June 30,	July 1,	July 2,	June 27,
	2003	2002	2001	2000	1999

	(in thousands, except per share data)
Net revenues:
Fibre Channel	$304,596	$247,705	$234,020	$119,134	$38,693
IP networking	2,408	4,242	1,567	—	—
Traditional networking and other	1,204	2,794	9,720	20,638	29,792

Total net revenues	308,208	254,741	245,307	139,772	68,485

Cost of sales	112,040	122,871	120,812	73,346	40,138
Cost of sales – inventory charges related to consolidation	—	—	—	—	1,304

Total cost of sales	112,040	122,871	120,812	73,346	41,442

Gross profit	196,168	131,870	124,495	66,426	27,043

Operating expenses:
Engineering and development	61,257	47,560	27,002	14,727	11,766
Selling and marketing	18,994	19,462	16,734	10,077	6,953
General and administrative	40,291	12,983	12,111	6,923	4,279
Amortization of goodwill and other intangibles	5,807	156,209	52,085	—	—
In-process research and development	—	—	22,280	—	—
Consolidation charges, net	—	—	—	—	(987)

Total operating expenses	126,349	236,214	130,212	31,727	22,011

Operating income (loss)	69,819	(104,344)	(5,717)	34,699	5,032
Nonoperating income
Interest income	12,991	11,239	12,539	9,325	670
Interest expense	(5,510)	(3,396)	(1)	(32)	(72)
Other income (expense), net	(78)	(26)	1,763	(162)	(118)
Gain on repurchase of convertible subordinated notes	28,729	—	—	—	—

Total nonoperating income	36,132	7,817	14,301	9,131	480

Income (loss) before income taxes	105,951	(96,527)	8,584	43,830	5,512
Income tax provision (benefit)	40,262	(293)	32,187	11,016	247

Net income (loss)	$65,689	$(96,234)	$(23,603)	$32,814	$5,265

Net income (loss) per share:
Basic	$0.80	$(1.18)	$(0.31)	$0.46	$0.10

Diluted	$0.79	$(1.18)	$(0.31)	$0.43	$0.09

Number of shares used in per share computations:
Basic	82,051	81,487	76,122	70,823	50,739

Diluted	87,914	81,487	76,122	76,452	56,524

Selected Consolidated Balance Sheet Data

	Year Ended

	June 29,	June 30,	July 1,	July 2,	June 27,
	2003	2002	2001	2000	1999

	(in thousands)
Total current assets	$498,232	$597,566	$267,636	$190,146	$134,338
Total current liabilities	75,061	39,360	41,302	24,544	16,044

Working capital	423,171	558,206	226,334	165,602	118,294
Total assets	1,189,769	1,207,364	918,014	229,995	169,991
Convertible subordinated notes	208,518	345,000	—	—	—
Retained earnings (accumulated deficit)	(11,134)	(76,823)	19,411	43,014	10,200
Total stockholders’ equity	901,930	823,004	876,686	205,451	151,893

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements contained in this Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders and in press releases. In addition, our representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as “anticipates,” “in the opinion,” “believes,” “intends,” “expects,” “may,” “will,” “should,” “could,” “plans,” “forecasts,” “estimates,” “predicts,” “projects,” “potential,” “continue” and similar expressions may be intended to identify forward-looking statements.

Actual future results could differ materially from those described in the forward-looking statements as a result of a variety of factors, including those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, and, in particular, the subsection entitled “Risk Factors” in Part I, Item 1 of this Form 10-K elsewhere herein. These factors include the fact that the economy generally, and the technology and storage segments specifically, have recently been in a state of uncertainty making it difficult to determine if past experience is a good guide to the future or if markets will grow or shrink in the short term. Recently, our results have been significantly impacted by a widespread slowdown in information technology spending that has also pressured the storage networking market that is the mainstay of our business. A prolonged downturn in information technology spending could adversely affect our revenues and results of operations. As a result of this uncertainty, we are unable to predict with any accuracy what future results might be. Other factors affecting these forward-looking statements include, but are not limited to, the following: slower than expected growth of the storage networking market or the failure of our Original Equipment Manufacturer, or OEM, customers to successfully incorporate our products into their systems; our dependence on a limited number of customers and the effects of the loss of, or decrease or delays in orders by, any such customers, or the failure of such customers to make payment; the emergence of new or stronger competitors; the timing and market acceptance of our or our OEM customers’ new or enhanced products; the variability in the level of our backlog and the variable booking patterns of our customers; the effects of terrorist activities and resulting political or economic instability; the highly competitive nature of the markets for our products as well as pricing pressures that may result from such competitive conditions; our ability and the ability of our OEM customers to keep pace with the rapid technological changes in our industry and gain market acceptance for new products and technologies; the effect of rapid migration of customers toward newer product platforms; possible transitions from board level to application specific integrated circuit, or ASIC, solutions for selected applications; a shift in unit product mix from high-end to midrange products; a decrease in the average unit selling prices or an increase in the manufactured cost of our products; delays in product development; our reliance on third-party suppliers and subcontractors for components and assembly; any inadequacy of our intellectual property protection or the potential for third-party claims of infringement; our ability to attract and retain key technical personnel; our dependence on foreign sales; the effect of our stock price on stock compensation charges; the effect of acquisitions; changes in federal, international, or state and local income tax laws or rates; or changes in accounting standards.

Readers should carefully review these cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends and are in addition to other factors discussed elsewhere in this Form 10-K, in our filings with the Securities and Exchange Commission or in materials incorporated therein by reference. We caution the reader, however, that these lists of risk factors may not be exhaustive. We expressly disclaim any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances.

Business Combination

In March 2001, we acquired Giganet, a privately-held developer of storage networking products based on Ethernet and IP technologies. The acquisition has been included in the consolidated balance sheets and the operating results of Giganet have been included in the consolidated statements of operations since the acquisition date, March 1, 2001. Effective July 2, 2001, Giganet was merged with and into Emulex Corporation, a California corporation that is our primary operating subsidiary.

Results of Operations for Emulex Corporation and Subsidiaries

The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K. All references to years refer to our fiscal years ended June 29, 2003, June 30, 2002, and July 1, 2001, as applicable, unless the calendar year is specified. The following table sets forth certain financial data for the years indicated as a percentage of revenues.

	Percentage of Net Revenues

	2003	2002	2001

Net revenues:
Fibre Channel	98.8%	97.2%	95.4%
IP networking	0.8	1.7	0.6
Traditional networking and other	0.4	1.1	4.0

Total net revenues	100.0	100.0	100.0

Cost of sales	36.4	48.2	49.2

Gross profit	63.6	51.8	50.8

Operating expenses:
Engineering and development	19.9	18.7	11.0
Selling and marketing	6.1	7.7	6.8
General and administrative	13.0	5.1	5.0
Amortization of goodwill and other intangibles	1.9	61.3	21.2
In-process research and development	—	—	9.1

Total operating expenses	40.9	92.8	53.1

Operating income (loss)	22.7	(41.0)	(2.3)
Nonoperating income
Interest income	4.2	4.4	5.1
Interest expense	(1.8)	(1.3)	—
Other income (expense) net	—	—	0.7
Gain on repurchase of convertible subordinated notes	9.3	—	—

Total non-operating income	11.7	3.1	5.8

Income (loss) before income taxes	34.4	(37.9)	3.5
Income tax provision (benefit)	13.1	(0.1)	13.1

Net income (loss)	21.3%	(37.8)%	(9.6)%

Fiscal 2003 versus Fiscal 2002

Net Revenues. Net revenues for 2003 increased $53.5 million, or 21 percent, to $308.2 million, compared to 2002.

From a product line perspective, net revenues generated from our Fibre Channel products for 2003 were $304.6 million, an increase of $56.9 million, or 23 percent, compared to 2002, and represented 99 percent of total net revenues for 2003. We continue to believe that our net revenues from our Fibre Channel products are being generated primarily as a result of our product certifications and qualifications with OEM customers, which take product both directly and through distribution channels.

Net Revenues by Product Line

		Percentage		Percentage
		of Net		of Net	Increase/	Percentage
(in thousands)	2003	Revenues	2002	Revenues	(Decrease)	Change

Fibre Channel	$304,596	99%	$247,705	97%	$56,891	23%
IP networking	2,408	1%	4,242	2%	(1,834)	(43%)
Traditional networking	1,204	—	2,794	1%	(1,590)	(57%)

Total net revenues	$308,208	100%	$254,741	100%	$53,467	21%

Our IP Networking products consist of both our iSCSI products, which are currently in development, and VI products; as well as legacy cLAN products. We expect that our VI, cLAN and traditional networking products, which have all entered end-of-life status, will contribute negligible revenues to succeeding quarters. Although we continue to devote resources to iSCSI product development, the market remains in an early stage of development and we do not expect material revenue from these products for the foreseeable future.

In addition to direct sales, some of our larger OEM customers purchased or marketed products indirectly through distributors, resellers or other third parties. Customers with direct revenues only or total direct and indirect revenues, including customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties, of more than 10 percent were as follows:

Net Revenues by Major Customers

	Direct Revenues		Total Direct and Indirect Revenues

	2003	2002	2003	2002

Net revenue percentage (1)
Hewlett-Packard (2)	23%	25%	23%	25%
IBM	23%	20%	26%	27%
EMC	—	—	22%	22%

(1)  Amounts less than 10 percent are not presented

(2)  Fiscal 2002 Hewlett-Packard percentages represent the combined revenues of Hewlett-Packard and Compaq

Direct sales to our top five customers accounted for 68 percent of total net revenues in 2003 compared to 65 percent in 2002 and we expect to be similarly concentrated in the future. Our net revenues from our customers can be significantly impacted by changes in the business models of our customers. Beginning in late 2002, EMC began sourcing more product through distribution rather than purchasing it directly. Consequently, direct sales to EMC have been impacted. Additionally, EMC has formed an alliance with Dell and entered into a worldwide manufacturing agreement with Dell. Consequently, some of our models previously sold under EMC-specific model numbers are now being sold under Dell-specific model numbers, and some net revenues for EMC, including direct sales to EMC and their customer-specific models purchased indirectly through other distribution channels, have been shifted as a result of this Dell alliance.

From a distribution channel perspective, net revenues generated from OEM customers were 66 percent of net revenues and sales through distribution were 34 percent in 2003. Our OEM customers may take products both directly and through distribution channels.

Net Revenues by Distribution Channel

		Percentage		Percentage
		of Net		of Net	Increase/	Percentage
(in thousands)	2003	Revenues	2002	Revenues	(Decrease)	Change

OEM	$204,317	66%	$192,123	75%	$12,194	6%
Distribution	103,719	34%	62,217	25%	41,502	67%
End-User	172	—	401	—	(229)	(57%)

Total net revenues	$308,208	100%	$254,741	100%	$53,467	21%

A major factor in the increased distribution net revenues is that beginning in 2002, one of our larger OEM customers, EMC, began sourcing more product through distribution rather than purchasing it directly. In 2003 direct sales to EMC decreased $10.9 million while total direct and indirect sales to EMC increased by $11.0 million in 2003 compared to 2002.

In 2003 domestic net revenues increased by $32.6 million, or 21 percent, and international net revenues increased by $20.9 million, or 20 percent, compared to 2002.

Net Domestic and International Revenues

		Percentage		Percentage
		of Net		of Net	Increase/	Percentage
(in thousands)	2003	Revenues	2002	Revenues	(Decrease)	Change

Domestic	$185,195	60%	$152,638	60%	$32,557	21%
Europe	101,476	33%	90,130	35%	11,346	13%
Pacific Rim	21,537	7%	11,973	5%	9,564	80%

Total net revenues	$308,208	100%	$254,741	100%	$53,467	21%

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

Gross Profit. Cost of sales included the cost of production of finished products as well as support costs and other expenses related to inventory management, manufacturing quality and order fulfillment. In 2003, gross profit increased $64.3 million, or 49 percent, to $196.2 million, from $131.9 million in 2002. Gross margin increased to 64 percent in 2003, compared to 52 percent in 2002. Starting in late September 2001, some of our major customers made announcements that general economic conditions, exacerbated by the increase in economic uncertainty in the aftermath of the terrorist events of September 11, 2001, were having a negative impact on their financial results. The announcements made, and forecasts received, indicated deteriorating demand for our one Gbps products as these customers were expected to migrate to two Gbps products for future purchases. As a result, we recorded an estimated excess and obsolete inventory charge totaling $13.6 million during the first quarter of fiscal 2002. After initially recording the one Gbps reserve during the first quarter of fiscal 2002, we have subsequently reduced this reserve by a total of $6.9 million through June 29, 2003, as previously reserved inventory has been sold. Overall, we have been able to recover a significant portion of this reserved inventory that was not expected based on our forecasts and the forecasts received from our customers when this excess and obsolete charge was recorded. In addition to the sale of this previously reserved product, we have also scrapped $3.3 million of this reserved inventory and negotiated and paid cancellation charges of $0.2 million through June 29, 2003, related to this excess and obsolete inventory charge since it was initially recorded. In 2003 and 2002, the reduction related to our one Gbps reserve was $3.3 million and $3.6 million, respectively. Excluding the reduction of the excess and obsolete inventory reserve of $3.3 million in 2003, and the net excess and obsolete inventory charge of $10.1 million in 2002, gross profit would have been $192.9 million and $141.9 million, respectively, and gross margin would have been 63 percent and 56 percent, respectively. The increase in gross profit and gross margin in 2003 compared to 2002 was also due to cost reductions for Fibre Channel products, higher Fibre Channel net revenues and volumes and changes in product mix. Also, cost of sales included $0.1 million and $48 thousand of amortized deferred stock-based compensation expense for 2003 and 2002, respectively.

Engineering and Development. Engineering and development expenses consisted primarily of salaries and related expenses for personnel engaged in the design, development and technical support of our products. These expenses included third-party fees paid to consultants, prototype development expenses and computer services costs related to supporting computer tools used in the engineering and design process. Engineering and development expenses were $61.3 million and $47.6 million for 2003 and 2002, representing 20 and 19 percent of net revenues, respectively. Engineering and development expenses increased by $13.7 million, or 29 percent, in 2003 compared to 2002. This increase was due to our increased investment in Fibre Channel and IP engineering and development, which represented substantially all of our engineering and development efforts and expenses. Engineering expenses included $2.5 million and $2.1 million of amortized deferred stock-based compensation for 2003 and 2002, respectively.

Selling and Marketing. Selling and marketing expenses consisted primarily of salaries, commissions and related expenses for personnel engaged in the marketing and sales of our products, as well as trade shows, product literature, promotional support costs and other advertising-related costs. Selling and marketing expenses were $19.0 million and $19.5 million for

2003 and 2002, representing six and eight percent of net revenues, respectively. Selling and marketing expenses decreased by $0.5 million, or two percent, in 2003 compared to 2002. This decrease was primarily due to a reduction in travel-related expenses of $0.3 million. Selling and marketing expenses included $1.3 million and $1.4 million of amortized deferred stock-based compensation expenses for 2003 and 2002, respectively. As a portion of selling and marketing expenses is fixed, the expenses have not expanded at the same rate as our net revenues.

General and Administrative. Ongoing general and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees and other associated corporate expenses. General and administrative expenses were $40.3 million and $13.0 million for 2003 and 2002 representing 13 and five percent of net revenues, respectively. General and administrative expenses increased by $27.3 million, or 210 percent, in 2003 compared to 2002. This increase was primarily due to a net charge of $27.0 million associated with the tentative settlements of securities class action and derivative lawsuits. Excluding the net charge of $27.0 million, general and administrative expenses were relatively flat as a portion of general and administrative expenses is fixed and the expenses have not expanded at the same rate as our net revenues. General and administrative expenses included $0.3 million and $0.2 million of amortized deferred stock-based compensation expenses for 2003 and 2002, respectively.

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles included the amortization of intangible assets with estimable lives in 2003 and 2002. Prior to the adoption of Financial Accounting Standards Board, or FASB, Statement 142, or Statement 142, amortization of goodwill and other intangible assets included the amortization of goodwill. The amortization of intangibles was $5.8 million in 2003 and amortization of goodwill and other intangibles was $156.2 million in 2002, representing two and 61 percent of net revenues, respectively. In 2003, the amortization consisted of amortization for core technology and patents of $5.8 million and $7 thousand for completed technology. In 2002, the amortization consisted of $149.7 million for goodwill and $0.7 million for assembled workforce, as well as $5.8 million for core technology and patents and $9 thousand for completed technology. We completed our transitional goodwill impairment analysis under Statement 142 during the first quarter of fiscal 2003 with no impairment charges resulting. Our annual impairment test occurred in the fourth quarter of fiscal 2003 with no impairment charges resulting. All intangible assets relate to the purchase of Giganet, completed during fiscal 2001.

Nonoperating Income. Nonoperating income consisted primarily of interest income, interest expense and other non-operating income and expense items such as the gain on the repurchase of convertible subordinated notes. Our nonoperating income increased by $28.3 million to $36.1 million in 2003 from $7.8 million in 2002. The increase is due primarily to a $28.7 million gain on the repurchase of convertible subordinated notes in 2003. Additionally, while lower interest rates caused lower interest percentage yields, the increase in our invested funds caused an increase in interest income to $13.0 million in 2003 from $11.2 million in 2002. The increase in interest income is offset in 2003 by a $2.1 million increase in interest expense due to us having convertible subordinated notes outstanding for the entire year in 2003 versus only a portion of 2002. While the repurchase of convertible subordinated notes with a face value of $136.5 million in the first quarter of fiscal 2003 had a proportionate reducing effect on the amount of interest expense recognized in 2003, convertible subordinated notes were only outstanding for approximately five months in 2002. In addition, other expense included a loss of $0.2 million on the sale of a strategic investment in 2002.

Income Taxes. In 2003, we recorded a tax provision in the amount of $40.3 million, or approximately 38 percent of our income before income taxes. We recorded a tax rate other than the statutory federal tax rate in 2003 principally due to state taxes in the United States. In 2002, we recorded a tax benefit in the amount of $0.3 million. We recorded a tax benefit at a rate other than the statutory federal tax rate in 2002 principally due to the non-deductibility of goodwill amortization, and offset by the benefits related primarily to the release of the valuation allowance associated with deferred tax assets. The release of the valuation allowance in 2002 resulted in an income tax benefit of $17.9 million. Our valuation allowance was released as it was determined that it was more likely than not that the deferred tax asset (related primarily to the net operating loss carryforwards and research credit carryforwards) would be realized due to our projected future taxable income. We expect to have a tax provision of approximately 38 percent in future periods.

The Internal Revenue Service recently completed an examination of our 1998 U.S. tax return, and no adjustments were made to the return.

Fiscal 2002 versus Fiscal 2001

Net Revenues. Net revenues for 2002 were $254.7 million, an increase of $9.4 million, or four percent, from $245.3 million in 2001. Our net revenues consist primarily of sales to OEMs and distribution sales, which include sales to distributors, value added resellers, system integrators and similar companies. The following chart details our net revenues by distribution channel for the 2002 and 2001 fiscal years:

Net Revenues by Distribution Channel

		Percentage		Percentage
		of Net		of Net	Increase/	Percentage
(in thousands)	2002	Revenues	2001	Revenues	(Decrease)	Change

OEM	$192,123	75%	$205,529	84%	$(13,406)	(7%)
Distribution	62,217	25%	39,110	16%	23,107	59%
End-User	401	—	668	—	(267)	(40%)

Total net revenues	$254,741	100%	$245,307	100%	$9,434	21%

A major factor in this shift from OEM to distribution net revenues is that one of our larger OEM customers, EMC, has sourced more product through distribution rather than purchasing it directly. Additionally, the widespread slowdown in technology investment has affected our OEM and distribution customers at different times and in varying degrees of severity. We continue to believe net revenues in this market are being generated primarily from OEMs taking product directly and through other distribution channels.

The following chart details our revenues by product line for the 2002 and 2001 fiscal years:

Net Revenues by Product Line

		Percentage		Percentage
		of Net		of Net	Increase/	Percentage
(in thousands)	2002	Revenues	2001	Revenues	(Decrease)	Change

Fibre Channel	$247,705	97%	$234,020	95%	$13,685	6%
IP networking	4,242	2%	1,567	1%	2,675	171%
Traditional networking	2,794	1%	9,720	4%	(6,926)	(71%)

Total net revenues	$254,741	100%	$245,307	100%	$9,434	4%

During the second half of 2001, we first experienced a downturn in Fibre Channel host bus adapter demand. We believe industry-wide decreases in end-user demand for technology solutions caused this downturn in demand and caused the slowing in net revenue growth generated from Fibre Channel products. IP Storage Networking products were added to our product offerings in the third quarter of 2001 with the acquisition of Giganet. Consequently, the increase of $2.7 million is due primarily to the inclusion of only approximately four months of net revenues for our IP Storage Networking products in 2001 compared to a full year in 2002. The decrease in net revenues from our traditional networking products was principally due to the ongoing maturation of these products and a decrease in our focus on these products. Our traditional networking products entered end-of-life status in 2000 and we expect that these will contribute negligible, if any, revenues in future periods.

In addition to direct sales, some of our larger OEM customers purchased or marketed products indirectly through distributors, resellers or other third parties. Customers with direct revenues only or total direct and indirect revenues, including customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties, of more than 10 percent were as follows:

Net Revenues by Major Customers

	Direct Revenues		Total Direct and Indirect Revenues

	2002	2001	2002	2001

Net revenue percentage (1):
Hewlett-Packard (2)	25%	25%	25%	25%
IBM	20%	21%	27%	30%
EMC	—	12%	22%	22%

(1)  Amounts less than 10 percent are not presented

(2)  Hewlett-Packard percentages represent the combined revenues of Hewlett-Packard and Compaq

Direct sales to our top five customers accounted for 65 percent of total net revenues in 2002, compared to 72 percent in 2001.

The following chart details our net domestic and international revenues for the 2002 and 2001 fiscal years:

Net Domestic and International Revenues

		Percentage		Percentage
		of Net		of Net	Increase/	Percentage
(in thousands)	2002	Revenues	2001	Revenues	(Decrease)	Change

Domestic	$152,638	60%	$154,505	63%	$(1,867)	(1%)
Europe	90,130	35%	81,645	33%	8,485	10%
Pacific Rim	11,973	5%	9,157	4%	2,816	31%

Total net revenues	$254,741	100%	$245,307	100%	$9,434	4%

We believe the decrease in domestic net revenues of $1.9 million, or one percent, is principally due to industry-wide decreases in end-user demand for technology solutions. We believe this increase in international net revenues of $11.3 million, or 12 percent, is a function of the overall size of the market for Fibre Channel products, increased market acceptance of our Fibre Channel products and an increase in demand from one international OEM customer.

Gross Profit. In 2002, gross profit increased $7.4 million, or six percent, to $131.9 million from $124.5 million in 2001. Gross margin increased to 52 percent in 2002 compared to 51 percent in 2001, but included a net excess and obsolete inventory charge of $10.1 million during 2002 associated with older-generation one gigabit products. Starting in late September 2001, some of our major customers made announcements that general economic conditions, exacerbated by the increase in economic uncertainty in the aftermath of the terrorist events of September 11, 2001, were having a negative impact on their financial results. The announcements made, and forecasts received, indicated deteriorating demand for our one gigabit products as these customers were expected to migrate to two gigabit products for future purchases. As a result, we recorded an estimated excess and obsolete inventory charge totaling $13.6 million during the first quarter of 2002. Subsequently, as a result of generally improved demand exceeding prior estimates and the sale of products for which a reserve had been recorded, we recorded a reduction of $3.6 million of this excess and obsolete inventory charge in 2002. Excluding the net excess and obsolete inventory charge of $10.1 million from 2002, gross profit would have been $141.9 million and gross margin would have been 56 percent. The increase in gross profit, excluding the net inventory charge, to $141.9 million in 2002 from $124.5 million in 2001 was primarily due to cost reductions for Fibre Channel products, higher Fibre Channel net revenues and changes in product mix, which more than offset the inclusion of costs associated with the former Giganet operations, acquired in March 2001. With an acquisition date of March 1, 2001, the former Giganet operations were included in expenses for approximately four months in 2001 compared to a full year in 2002. The improvement in gross margin in 2002, excluding the net inventory charge, to 56 percent compared to 51 percent in 2001, is primarily due to changes in product mix and the improved cost structures for our newer generation products. Additionally, cost of sales included $48 thousand and $24 thousand of amortized deferred compensation expense related to the acquisition of Giganet in 2002 and 2001, respectively.

Engineering and development. Engineering and development expenses were $47.6 million and $27.0 million for 2002 and 2001, representing 19 and 11 percent of net revenues, respectively. Engineering and development expenses increased by $20.6 million, or 76 percent, in 2002 compared to 2001. This increase of $20.6 million was due to our increased investment in Fibre Channel and Internet Protocol product development, which represented substantially all of our engineering and development expenses. The impact of the absorption of engineering and development expenses associated with the former

Giganet operations, which represented a major portion of our increased investment in Fibre Channel and Internet Protocol product development, for all of 2002 versus approximately four months of 2001, was an estimated increase of approximately $9.3 million. Engineering and development expenses included $2.1 million and $0.8 million of amortized deferred compensation expenses related to the acquisition of Giganet for 2002 and 2001, respectively. Due to the technical nature of our products, engineering support is a critical part of our strategy during both the development of our products and the support of our customers from product design through deployment into the market. Management intends to continue to make significant investments in the technical support and enhancement of our current products, as well as the continued development of new products.

Selling and marketing. Selling and marketing expenses were $19.5 million and $16.7 million for 2002 and 2001, representing eight and seven percent of net revenues, respectively. The increase in selling and marketing expenses of $2.7 million, or 16 percent, was primarily due to increased salaries and commissions associated with additional employees and higher revenues of $2.4 million, as well as increased promotion and advertising costs of $0.3 million. These increases included the impact of the absorption of the former Giganet operations’ selling and marketing expenses for all of 2002 versus approximately four months of 2001. Selling and marketing expenses included $1.1 million and $0.5 million of amortized deferred compensation expenses related to the acquisition of Giganet for 2002 and 2001, respectively. Additionally, we recognized $0.3 million of amortized deferred compensation expense in both 2002 and 2001 associated with a change in the United Kingdom’s tax laws.

General and administrative. General and administrative expenses were $13.0 million and $12.1 million for 2002 and 2001, respectively, representing five percent of net revenues in each year. General and administrative expenses remained relatively flat for 2002, compared to 2001, due to our emphasis on operating expense controls, which offset the absorption of our former Giganet operations’ general and administrative expenses for a full year in 2002 versus approximately four months in 2001. General and administrative expenses included $0.2 million and $0.1 million of amortized deferred compensation expenses related to the acquisition of Giganet for 2002 and 2001, respectively.

Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles included the amortization of goodwill and other purchased intangible assets that related to the purchase of Giganet, completed during 2001. The amortization of goodwill and other intangibles was $156.2 million and $52.1 million in 2002 and 2001, representing 61 and 21 percent of net revenues, respectively. In 2002 the amortization consisted of $149.7 million and $0.7 million for goodwill and assembled workforce, respectively; as well as $5.8 million for core technology and patents and $9 thousand for completed technology. In 2001, the amortization consisted of $49.9 million and $0.2 million for goodwill and assembled workforce, respectively; as well as $1.9 million for core technology and patents and $4 thousand for completed technology. Effective with our adoption of FASB Statement 142 at the beginning of our fiscal year 2003, we no longer incur amortization expense associated with goodwill and assembled workforce. We have completed our transitional impairment analysis under Statement 142 and no transitional impairment loss resulted upon the adoption of Statement 142 as of July 1, 2002.

In-process research and development. In-process research and development expense related to the purchase of Giganet, completed during 2001. No in-process research and development expenses were incurred in 2002. The in-process research and development expense was $22.3 million in 2001, representing nine percent of net revenues.

Nonoperating income. Nonoperating income consisted primarily of interest income partially offset by interest expense. Our nonoperating income decreased $6.5 million to $7.8 million in 2002, compared to $14.3 million in 2001. The decrease is due primarily to lower interest rates causing lower interest income on our investments as well as a loss of $0.2 million on the sale of strategic investment during 2002. The decrease in nonoperating income is also due to a gain of $1.9 million from the sale of a strategic investment during 2001 and $0.7 million of interest earned on a pre-acquisition note from Giganet during 2001. In 2002, interest expense of $3.4 million associated with our issuance of convertible subordinated notes in 2002 was included.

Income Taxes. In 2002, we recorded a tax benefit in the amount of $0.3 million. We recorded the tax benefit at a rate other than the statutory federal tax rate principally due to the non-deductibility of goodwill amortization, and offset by the benefits related primarily to the release of the valuation allowance associated with deferred tax assets. The release of the valuation allowance in 2002 resulted in an income tax benefit of $17.9 million. Our valuation allowance was released as it was determined that it was more likely than not that the deferred tax asset (related primarily to the net operating loss carryforwards and research credit carryforwards) would be realized due to our projection of future taxable income. In 2001, we recorded a tax provision in the amount of $32.2 million. We recorded a tax provision rather than a tax benefit in 2001, and at a rate other than the statutory federal tax rate, primarily due to the non-deductibility of both the goodwill amortization and the in-process research and development charge.

New Accounting Standards

The Emerging Issues Task Force, or EITF, recently reached a consensus on its tentative conclusions for EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides accounting guidance for customer solutions where delivery or performance of products, services and/or performance may occur at different points in time or over different periods of time. Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003. We believe the adoption of EITF 00-21 will not have a material impact on our financial position, results of operations or liquidity.

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51. Interpretation 46 addresses consolidation by business enterprises of variable interest entities. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not believe that we have any variable interest entities to which Interpretation 46 would apply.

In April 2003, the FASB issued Statement 149, an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires prospective application for contracts entered into or modified after June 30, 2003, except for contracts that exist in fiscal quarters that began prior to June 15, 2003, and for hedging relationships esignated after June 30, 2003. For existing contracts in fiscal quarters that began prior to June 15, 2003, the provisions of this Statement that relate to Statement 133 implementation issues should continue to be applied in accordance with their respective effective dates. Statement 149 requires that contracts with comparable characteristics be accounted for similarly. We do not expect the adoption of this pronouncement to have a material impact on our financial position, results of operations or liquidity.

In May 2003, the FASB issued Statement 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Statement 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a nonpublic entity for which this statement is effective for fiscal periods beginning December 15, 2003. We do not expect the adoption of this pronouncement to have a material impact on our financial position, results of its operations or liquidity.

Critical Accounting Policies

The preparation of the financial statements requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying values of assets and liabilities. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.

We have identified the following as critical accounting policies: revenue recognition; allowance for doubtful accounts; goodwill, other intangibles and long-lived assets; inventories; income taxes and stock-based compensation.

Revenue Recognition. Our revenue recognition policies are in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101. We recognize revenue at the time of shipment when title and risk of loss have passed, evidence of an arrangement has been obtained and collectibility has been reasonably assured. We make certain sales through two-tier distribution channels and have various distribution agreements with selected distributors and Master Value Added Resellers, or collectively the Distributors. These distribution agreements may be terminated upon written notice by either party. Additionally, these Distributors are generally given privileges to return a portion of inventory and to participate in price protection and cooperative marketing programs. Therefore, we recognize revenues on our standard products sold to our Distributors based on data received from the Distributors and management’s estimates to approximate the point that these products have been resold by the Distributors. As OEM-specific models sold to our Distributors are governed under the related OEM agreements rather than under these distribution agreements, we recognize revenue at the time of shipment to the Distributors when title and risk of loss have passed, evidence of an arrangement has been obtained and collectibility has been reasonably assured. Additionally, we maintain accruals and allowances for price protection and cooperative marketing programs.

For products with unspecified software upgrade rights, which are our legacy cLAN products that contribute negligible revenues, we apply the American Institute of Certified Public Accountants Statement of Position, or SOP, 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Modification of SOP 97-2, ‘Software Revenue Recognition’ With Respect to Certain Transactions.” Under SOP 97-2, as amended by SOP 98-9, revenue is recognized from software licenses, provided the software has been delivered to the customer, persuasive evidence of an arrangement exists, the price charged to the customer is fixed or determinable at fair value, there are no significant Company obligations related to the sale and the resulting receivable is deemed collectible, net of an allowance for doubtful accounts. In accordance with SOP 97-2, as amended by SOP 98-9, we have deferred the revenue over the upgrade period for certain legacy cLAN products with unspecified software upgrade rights.

Furthermore, we provide a warranty of between one and three years on our Fibre Channel and Internet Protocol products and provide a warranty of between one and five years on our traditional networking products. We record a provision for estimated warranty-related costs at the time of sale based on historical product return rates and our expected future costs of fulfilling our warranty obligations.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts based upon historical write-offs as a percentage of net revenues. Although we have not experienced significant losses on accounts receivable historically, our accounts receivable are concentrated with a small number of customers. Consequently, any write off associated with one of these customers could have a significant impact on our allowance for doubtful accounts.

Goodwill, Other Intangibles and Long-Lived Assets. Goodwill and other intangibles resulting from the acquisition of Giganet are carried at cost less accumulated amortization. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets, ranging from two to seven years. We adopted Statement 142 effective July 1, 2002, and no longer amortize goodwill and other intangibles that have indeterminate useful lives. The adoption of Statement 142 had a significant effect on our results of operations. Prior to the adoption for Statement 142 we applied Statement 121 for goodwill, other intangibles and long-lived assets. We completed our transitional impairment analysis under Statement 142 and found no impairment upon the adoption of Statement 142 as of July 1, 2002. Our annual impairment test occurred in the fourth quarter of fiscal 2003 with no impairment charges resulting. In accordance with Statement 142, goodwill and other intangibles that have indeterminate lives will be tested for impairment at least annually, but also on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. Any future impairment loss could materially and adversely affect our financial position and results of operations.

We apply Statement 144, under which the recoverability of long-lived assets is assessed by determining whether the carrying value of an asset can be recovered through projected undiscounted future operating cash flows over its remaining life whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying value. The amount of impairment, if any, is measured based on fair value, which is determined using projected discounted future operating cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Inventories. Inventories are stated at the lower of cost or net realizable value on a first-in, first-out basis. We use a standard cost system for purposes of determining cost. The standards are adjusted periodically to ensure they represent actual cost. We regularly compare forecasted demand and the composition of the forecast against inventory on hand and open purchase commitments in an effort to ensure the carrying value of inventory does not exceed net realizable value. Accordingly, we may have to record reductions to the carrying value of excess and obsolete inventory if forecasted demand decreases.

Income Taxes. We account for income taxes using the asset and liability method, which recognizes deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We regularly review historical and anticipated future pre-tax results of operations to determine whether we will be able to realize the benefit of our deferred tax assets. A valuation allowance is required to reduce the potential deferred tax asset when it is more likely than not that all or some portion of the potential deferred tax asset will not be realized due to the lack of sufficient taxable income.

Stock-Based Compensation. We account for our stock-based awards to employees using the intrinsic value method. Stock-based awards to non-employees, if any, are recorded using the fair value method. See note 1 and note 12 of the Consolidated Financial Statements for more information. Although we have no plans to adopt the fair value provisions of

Statement 123 unless required to under new accounting standards for all stock awards, if we were required to account for all stock-based awards based on the fair value method, it would have a material impact on our results of operations.

Liquidity and Capital Resources

At June 29, 2003, we had $423.2 million in working capital and $620.5 million in cash and cash equivalents, restricted cash, current investments and long-term investments. At June 30, 2002, we had $558.2 in working capital, and $631.8 in cash and cash equivalents, restricted cash, current investments and long-term investments. Our cash and cash equivalents decreased by $145.6 million from $282.6 million as of June 30, 2002, to $137.0 million as of June 29, 2003. The decrease in cash and cash equivalents was due to our investing and financing activities, which used $153.5 million and $99.2 million of cash and cash equivalents, respectively. The cash and cash equivalents used by investing and financing activities were partially offset by our operating activities, which provided $107.1 million of cash and cash equivalents.

In 2003, investing activities, which primarily consisted of purchases of investments of $650.2 million, maturities of investments of $523.2 million and additions to property and equipment of $19.2 million, used $153.5 million of cash and cash equivalents. In 2002, investing activities, which primarily consisted of purchases of investments of $732.1 million, maturities of investments of $571.5 and additions to property and equipment of $9.7 million, used $172.2 million of cash and cash equivalents.

Financing activities used $99.2 million of cash and cash equivalents in 2003. This decrease in cash and cash equivalents was primarily due to our repurchase of approximately $136.5 million in face value of convertible subordinated notes at a discount to face value, spending $104.2 million. This decrease in cash and cash equivalents was partially offset by proceeds from the issuance of common stock under stock option plans and proceeds from the issuance of common stock under the employee stock purchase plan. In 2002, financing activities, which consisted primarily of the net proceeds from the issuance of convertible subordinated notes of $334.2 million as well as the repurchase of common stock and the proceeds from the issuance of common stock under stock option plans and the employee stock purchase plan, provided $329.1 million of cash and cash equivalents.

Operating activities provided $107.1 million of cash and cash equivalents in 2003, primarily from net income before non-cash activities. Such non-cash activities consisted primarily of the gain on repurchase of convertible subordinated notes, deferred income taxes, litigation settlements, depreciation and amortization of property and equipment, the amortization of other intangibles, deferred stock-based compensation and the tax benefit from the exercise of stock options. Additional increases in cash and cash equivalents were due to a decrease in inventories and a decrease in prepaid expenses and other assets. These increases to net cash provided by operating activities were partially offset by an increase in accounts receivable, decrease in accrued liabilities, a decrease in income taxes payable and a decrease in accounts payable. In 2002, operating activities provided $89.3 million of cash and cash equivalents. This increase in cash and cash equivalents provided by operating activities in 2002 was primarily due to our net income before non-cash activities such as the amortization of goodwill and other intangibles, depreciation and amortization of property and equipment, deferred stock-based compensation, the tax benefit from the exercise of stock options, and deferred income taxes, as well as changes in other working capital balances. The changes in other working capital balances in 2002 included the effect of the net excess and obsolete charge of $10.1 million associated with older generation one Gbps products.

Our Board of Directors authorized the repurchase of up to four million common shares over the two years beginning in September 2001. The repurchase plan authorized us to make repurchases in the open market or through privately negotiated transactions with the timing and terms of any purchase to be determined by management based on market conditions. During the first quarter of fiscal 2002, we repurchased 1.0 million common shares and did not subsequently repurchase any additional shares during fiscal 2002 or 2003.

On January 29, 2002, we completed a $345.0 million private placement of 1.75 percent convertible subordinated notes due February 1, 2007. During the three months ended September 29, 2002, our Board of Directors expanded our repurchase program to include the repurchase of our convertible subordinated notes up to a purchase price of $125.0 million. Also during the three months ended September 29, 2002, we bought back at a discount to face value approximately $136.5 million in face value of our convertible subordinated notes, spending $104.2 million. The repurchased notes were cancelled, leaving convertible subordinated notes outstanding with a face value of $208.5 million, which, if converted, would result in the issuance of approximately 3.9 million shares. The resulting net pre-tax gain of approximately $28.7 million from the repurchase of the convertible subordinated notes was recorded for the three months ended September 29, 2002.

During the three months ended March 30, 2003, our Board of Directors further expanded the repurchase program for the repurchase of our convertible subordinated notes up to a total purchase price of $190.0 million. The combined program authorizes the repurchase of up to 4.0 million shares of common stock, leaving 3.0 million common shares authorized for repurchase at June 29, 2003, and up to $190.0 million to be spent on the repurchase of convertible subordinated notes, leaving $85.8 million authorized for repurchase at June 29, 2003.

Subsequent to the year ended June 29, 2003, our Board of Directors expanded our stock repurchase program to include the repurchase of all of our convertible subordinated notes and extend the entire program to June 2005. The combined program authorizes the repurchase of up to 4.0 million shares of common stock and the repurchase of all of the convertible subordinated notes. Also subsequent to the year ended June 29, 2003, and through August 27, 2003, we bought back approximately $93.9 million of our convertible subordinated notes at a discount to face value, spending approximately $87.3 million. The repurchased notes were cancelled, leaving convertible subordinated notes outstanding with a face value of approximately $114.7 million that, if converted, would result in the issuance of approximately 2.1 million shares. The resulting net pre-tax gain of approximately $4.7 million from the repurchase of the convertible subordinated notes will be reported in the first quarter of fiscal 2004.

We were previously required to enter into end-of-life purchase agreements for two key inventory components as the sole-source manufacturers of these components announced their discontinued manufacturing of the components. As of June 29, 2003, our remaining purchase obligation for the two components was $13.8 million.

For the three months ended March 30, 2003, we recorded a net $27.0 million before-tax charge associated with the tentative settlements of securities class action and derivative lawsuits. The net $27.0 million charge included $39.5 million expected to be paid to plaintiffs during fiscal 2004, less an estimated $12.5 million probable minimum recovery from our insurance carriers expected in fiscal 2004. In addition to the $12.5 million, our litigation settlements receivable based upon our probable minimum recovery at June 29, 2003, also includes $0.6 million designated for related legal fees. At June 29, 2003, all related unpaid legal fees have been accrued as a liability.

In 2002, we entered into an agreement to relocate our headquarters locally in Costa Mesa, California. We will finance the build to suit construction phase of the approximately 180 thousand square feet facility with our own capital, before beginning a 10-year lease term with an option to buy the land and buildings during the first six months of the lease term. If we do not exercise our option to purchase the facility, the landlord will obtain permanent financing and reimburse us for the construction costs. Construction on our new corporate headquarters is progressing. If purchased, we believe the total cost, including the land, building and other related capital expenditures, would be approximately $47.0 million. Our total gross undiscounted financial commitment for the 10-year lease term would be approximately $45.9 million. At June 29, 2003, we had restricted cash of $9.3 million held in escrow associated with the construction of the headquarters. In addition, we have a $1.0 million letter of credit in place in lieu of a rental deposit on one of our other facilities.

As part of our commitment to storage networking product development, including Fibre Channel and IP Networking, we expect to continue our investments in property and equipment, most notably for additional engineering equipment, continued enhancement of our global IT infrastructure and the local relocation of our Costa Mesa, California facility. In addition, the plaintiffs in the tentative settlements of securities class action and derivative lawsuits will be paid $39.5 million during fiscal 2004. We believe that our existing cash and cash equivalents balances, facilities and equipment leases, investments and anticipated cash flows from operating activities will be sufficient to support our working capital needs and capital expenditure requirements for at least the next 12 months.

As described above and in note 11 of the Consolidated Financial Statements, the following summarizes our contractual obligations at June 29, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period

	(in thousands)
		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 year	years	years	years

Convertible subordinated notes and interest	$223,114	$3,649	$7,298	$212,167	$—
Operating leases	5,061	2,219	2,713	129	—
Non-cancelable purchase obligations for end of life components	13,784	13,784	—	—	—
Litigation settlement	39,500	39,500	—	—	—
Letter of credit	1,000	1,000	—	—	—
New corporate headquarters – lease option	45,899	2,220	8,972	9,104	25,603

Total	$328,358	$62,372	$18,983	$221,400	$25,603

Item 7a. Qualitative and Quantitative Disclosures about Market Risk.

Interest Rate Sensitivity

At June 29, 2003, our investment portfolio consisted primarily of fixed income securities, excluding those classified as cash, cash equivalents and restricted cash, of $474.1 million (see note 3 of the Consolidated Financial Statements). We have the positive intent and ability to hold these securities to maturity. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10 percent from the levels existing as of June 29, 2003, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows. However, if interest rates decreased and securities within our portfolio matured and were re-invested in securities with lower interest rates, interest income would decrease in the future. Our 1.75 percent convertible subordinated notes are due February 1, 2007.

Foreign Currency

We have executed and will continue to execute transactions in foreign currencies. As a result, we may be exposed to financial market risk resulting from fluctuations in foreign currency rates, particularly the British Pound and the Euro. Given the relatively small number of foreign currency transactions, we do not believe that its potential exposure to fluctuations in foreign currency rates is significant.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item is included herein as part of Item 15(a) of Part IV of this annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

There is incorporated herein by reference the information required by this Item in the Company’s definitive proxy statement for the 2003 Annual Meeting of Stockholders, which will be filed, with the Securities and Exchange Commission no later than 120 days after the close of the year ended June 29, 2003.

Executive Officers of the Registrant

The executive and certain other officers of the Company or its principal operating subsidiary are as follows:

Name	Position	Age

Paul F. Folino	Chairman of the Board and Chief Executive Officer	58
Kirk D. Roller	President and Chief Operating Officer	41
Ronald P. Quagliara (1) (2)	Chief Technology Officer	54
William F. Gill (1)	Executive Vice President, Worldwide Sales	46
Sadie A. Herrera (1)	Executive Vice President, Human Resources	54
Karen Mulvany (1)	Executive Vice President, Business Planning and Development	46
Michael J. Rockenbach	Executive Vice President, Chief Financial Officer, Secretary and Treasurer	42
Michael E. Smith (1)	Executive Vice President, Worldwide Marketing	42

(1)	These persons serve in the indicated capacities as officers of the Registrant’s principal operating subsidiary; they are not officers of the Registrant.

(2)	Mr. Quagliara will be retiring from the Company, effective April 1, 2004.

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

Mr. Smith joined the Company in October 1998 as senior director of Fibre Channel marketing and was promoted to vice president, Fibre Channel marketing in June 1999, then to vice president, worldwide marketing in August 1999 and subsequently to executive vice president worldwide marketing in December 2000. Prior to joining the company, Mr. Smith spent 2 ½ years with Adaptec, Inc. as marketing manager of peripheral technologies solutions and most recently as marketing manager, Fibre Channel products. From 1986 to 1996, Mr. Smith held various engineering and marketing positions with Western Digital Corporation, most recently as director of marketing, I/O products.

None of the executive officers of the parent Company or officers of its principal operating subsidiary has any family relationship with any other executive officer of the Company, other officer of its principal operating subsidiary or director of the Company.

Item 11. Executive Compensation.

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2003 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended June 29, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2003 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended June 29, 2003.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of June 29, 2003. The table includes the following plans: The Emulex Corporation Employee Stock Option Plan; The Emulex Corporation 1997 Stock Option Plan for Non-Employee Directors; and The Emulex Corporation Employee Stock Purchase Plan.

			Number of securities
		Weighted-average	remaining available for future
	Number of securities	exercise price of	issuance under equity
	to be issued upon	outstanding	compensation plans
	exercise of outstanding	options, warrants	(excluding securities
Plan Category	options, warrants and rights	and rights	related in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	9,669,510	$29.94	4,390,639
Employee stock purchase plan approved by security holders	— (2)	— (2)	649,205

Total	9,669,510	$29.94	5,039,844

(1)  Consists of The Emulex Corporation Employee Stock Option Plan and The Emulex Corporation 1997 Stock Option Plan for Non-Employee Directors.

(2)  The Emulex Employee Stock Purchase Plan enables employees to purchase our common stock at a 15 percent discount to the lower of market value at the beginning or end of each six month offering period. As such, the number of shares that may be issued during a given six month period and the purchase price of such shares cannot be determined in advance. See note 12 to our Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions.

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2003 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended June 29, 2003.

Item 14. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission, or SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of our disclosure controls and procedures which took place as of a date within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

Since the date of the most recent evaluation of our internal controls by the Chief Executive and Chief Financial Officers, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

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

(b) Reports on Form 8-K

1. The Registrant filed Form 8-K on September 3, 2002, with respect to expansion of the Registrant’s repurchase program to include the Registrant’s convertible subordinated notes and the subsequent repurchase of $136.5 million of convertible subordinate notes.

2. The Registrant filed Form 8-K on April 24, 2003, containing press releases announcing the Registrant’s financial results for the three months ended March 30, 2003, and the settlement in principle of a class action lawsuit.

Item 16. Principal Accountant Fees and Services.

This item is effective for filings for fiscal years ending after December 15, 2003, and is therefore is not applicable to this filing.

EMULEX CORPORATION AND SUBSIDIARIES
Annual Report — Form 10-K
Items 8, 15(a)(1) and 15(a)(2)
Index to Consolidated Financial Statements and Schedule
June 29, 2003, June 30, 2002, and July 1, 2001
(With Independent Auditors’ Report Thereon)

All other schedules are omitted because the required information is not applicable or the information is presented in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Emulex Corporation:

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emulex Corporation and subsidiaries as of June 29, 2003, and June 30, 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended June 29, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

KPMG LLP

Costa Mesa, California
August 1, 2003, except as to note 17, which is as of August 27, 2003

EMULEX CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
June 29, 2003, and June 30, 2002
(in thousands, except share data)

	2003	2002

Assets
Current assets:
Cash and cash equivalents	$136,971	$282,561
Restricted cash	9,342	2,024
Investments	239,302	227,905
Accounts and other receivables, less allowance for doubtful accounts of $1,844 in 2003 and $1,597 in 2002	46,678	36,259
Litigation settlements receivable	13,095	—
Inventories, net	10,998	14,833
Prepaid expenses	5,516	3,779
Deferred income taxes	36,330	30,205

Total current assets	498,232	597,566
Property and equipment, net	26,585	18,574
Investments	234,847	119,302
Goodwill	397,256	397,256
Other intangibles, net	27,067	32,874
Deferred income taxes	—	29,385
Other assets	5,782	12,407

	$1,189,769	$1,207,364

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,298	$12,663
Accrued liabilities	18,806	19,677
Accrued litigation settlements	39,500	—
Income taxes payable	5,457	7,020

Total current liabilities	75,061	39,360
Convertible subordinated notes and other liabilities	208,518	345,000
Deferred income taxes	4,260	—

Total liabilities	287,839	384,360

Commitments and contingencies (note 11)
Subsequent event (note 17)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	—	—
Common stock, $0.10 par value; 240,000,000 shares authorized; 82,465,813 and 81,800,909 issued and outstanding in 2003 and 2002, respectively	8,247	8,180
Additional paid-in capital	907,976	898,803
Deferred compensation	(3,159)	(7,156)
Accumulated deficit	(11,134)	(76,823)

Total stockholders’ equity	901,930	823,004

	$1,189,769	$1,207,364

See accompanying notes to consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended June 29, 2003, June 30, 2002, and July 1, 2001
(in thousands, except per share data)

	2003	2002	2001

Net revenues	$308,208	$254,741	$245,307
Cost of sales	112,040	122,871	120,812

Gross profit	196,168	131,870	124,495

Operating expenses:
Engineering and development	61,257	47,560	27,002
Selling and marketing	18,994	19,462	16,734
General and administrative	40,291	12,983	12,111
Amortization of goodwill and other intangibles	5,807	156,209	52,085
In-process research and development	—	—	22,280

Total operating expenses	126,349	236,214	130,212

Operating income (loss)	69,819	(104,344)	(5,717)

Nonoperating income:
Interest income	12,991	11,239	12,539
Interest expense	(5,510)	(3,396)	(1)
Other income (expense), net	(78)	(26)	1,763
Gain on repurchase of convertible subordinated notes	28,729	—	—

Total nonoperating income	36,132	7,817	14,301

Income (loss) before income taxes	105,951	(96,527)	8,584
Income tax provision (benefit)	40,262	(293)	32,187

Net income (loss)	$65,689	$(96,234)	$(23,603)

Net income (loss) per share:
Basic	$0.80	$(1.18)	$(0.31)

Diluted	$0.79	$(1.18)	$(0.31)

Number of shares used in per share computations:
Basic	82,051	81,487	76,122

Diluted	87,914	81,487	76,122

See accompanying notes to consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years ended June 29, 2003, June 30, 2002, and July 1, 2001
(in thousands, except share data)

					Retained	Total
	Common Stock		Additional	Deferred	Earnings	Stock-
			Paid-In	Com-	(Accumu-	holders’
	Shares	Amount	Capital	pensation	lated Deficit)	Equity

Balance at July 2, 2000	72,466,848	$7,247	$155,190	$—	$43,014	$205,451
Common shares issued, options assumed and deferred stock-based com-pensation for business combination	6,744,638	674	663,256	(13,892)	—	650,038
Proceeds from note receivable issued in exchange for restricted stock	—	—	1,114	—	—	1,114
Deferred stock-based compensation for international employees’ options	—	—	1,113	(1,113)	—	—
Amortization of deferred stock-based compensation	—	—	—	1,756	—	1,756
Reversal of deferred stock-based com-pensation due to employee terminations	—	—	(883)	883	—	—
Exercise of stock options	2,587,836	259	9,483	—	—	9,742
Tax benefit from exercise of stock options	—	—	32,188	—	—	32,188
Net loss	—	—	—	—	(23,603)	(23,603)

Balance at July 1, 2001	81,799,322	8,180	861,461	(12,366)	19,411	876,686
Valuation allowance adjustment	—	—	39,528	—	—	39,528
Amortization of deferred stock-based compensation	—	—	—	3,742	—	3,742
Reversal of deferred stock-based com-pensation due to employee terminations	—	—	(1,468)	1,468	—	—
Exercise of stock options, net of 56 shares retired	847,338	85	4,145	—	—	4,230
Tax benefit from exercise of stock options	—	—	4,326	—	—	4,326
Repurchase of common stock	(1,000,000)	(100)	(10,439)	—	—	(10,539)
Issuance of common stock under employee stock purchase plan	154,249	15	1,212	—	—	1,227
Other stock-based compensation	—	—	38	—	—	38
Net loss	—	—	—	—	(96,234)	(96,234)

Balance at June 30, 2002	81,800,909	$8,180	$898,803	$(7,156)	$(76,823)	$823,004
Amortization of deferred stock-based compensation	—	—	—	4,205	—	4,205
Reversal of deferred stock-based com-pensation due to employee terminations	—	—	(790)	790	—	—
Exercise of stock options	518,358	52	3,554	—	—	3,606
Tax benefit from exercise of stock options	—	—	4,054	—	—	4,054
Deferred stock-based compensation for employee stock purchase plan	—	—	998	(998)	—	—
Issuance of common stock under employee stock purchase plan	146,546	15	1,357	—	—	1,372
Net income	—	—	—	—	65,689	65,689

Balance at June 29, 2003	82,465,813	$8,247	$907,976	$(3,159)	$(11,134)	$901,930

See accompanying notes to consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended June 29, 2003, June 30, 2002, and July 1, 2001
(in thousands)

	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$65,689	$(96,234)	$(23,603)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	11,049	9,108	4,801
Loss (gain) on sale of a strategic investment	—	248	(1,884)
Gain on repurchase of convertible subordinated notes	(28,729)	—	—
Litigation settlements, net of estimated insurance recoveries	27,007	—	—
Deferred stock-based compensation	4,205	3,780	1,756
Amortization of goodwill and other intangibles	5,807	156,209	52,085
In-process research and development	—	—	22,280
Loss on disposal of property and equipment	147	435	400
Deferred income taxes	27,520	(11,855)	(536)
Tax benefit from exercise of stock options	4,054	4,326	32,188
Provision for doubtful accounts	248	510	435
Changes in assets and liabilities:
Accounts receivable	(10,667)	3,470	(15,714)
Inventories	3,835	23,783	(25,007)
Prepaid expenses and other assets	1,577	(2,725)	(111)
Accounts payable	(1,365)	(16,427)	5,882
Accrued liabilities	(1,746)	7,884	4,006
Income taxes payable	(1,563)	6,738	(37)

Net cash provided by operating activities	107,068	89,250	56,941

Cash flows from investing activities:
Net proceeds from sale of property and equipment	11	—	—
Additions to property and equipment	(19,218)	(9,738)	(11,657)
Net increase in restricted cash related to construction escrow account	(7,318)	(2,024)	—
Payment for purchase of Giganet, Inc., net of cash acquired	—	(24)	(15,530)
Purchases of investments	(650,184)	(732,088)	(524,091)
Maturities of investments	523,242	571,490	491,009
Proceeds from sale of a strategic investment	—	152	5,484

Net cash used in investing activities	(153,467)	(172,232)	(54,785)

Cash flows from financing activities:
Principal payments under capital leases	—	—	(12)
Proceeds from issuance of common stock under stock option plans	3,606	4,230	9,742
Proceeds for issuance of common stock under employee stock purchase plan	1,372	1,227	—
Proceeds from note receivable issued in exchange for restricted stock	—	—	1,114
Repurchase of common stock	—	(10,539)	—
Net proceeds from issuance of convertible subordinated notes	—	334,154	—
Repurchase of convertible subordinated notes	(104,169)	—	—

Net cash provided by (used in) financing activities	(99,191)	329,072	10,844

Net increase (decrease) in cash and cash equivalents	(145,590)	246,090	13,000
Cash and cash equivalents at beginning of year	282,561	36,471	23,471

Cash and cash equivalents at end of year	$136,971	$282,561	$36,471

Supplemental disclosures:
Noncash investing and financing activities
Fair value of assets acquired	$—	$—	$7,832
Fair value of liabilities assumed	—	(139)	8,136
Common stock issued and options assumed for acquired business	—	—	661,678
Cash paid during the year for:
Interest	$4,878	$7	$352
Income taxes	10,735	497	221

See accompanying notes to consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 29, 2003, June 30, 2002, and July 1, 2001

Note 1	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Emulex Corporation, a Delaware corporation, and its wholly owned subsidiaries (collectively, the “Company” or “Emulex”). All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year ends on the Sunday nearest June 30. Fiscal years 2003, 2002 and 2001 were each comprised of 52 weeks.

Reclassifications

Certain reclassifications have been made to the prior years’ information to be consistent with the 2003 presentation.

Foreign Currency Translation

The Company has designated the U.S. dollar as its functional currency. Accordingly, monetary assets and liabilities denominated in foreign currencies are remeasured into the U.S. dollar at the exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into the U.S. dollar at the appropriate historical exchange rates. Income and expense amounts denominated in foreign currencies are remeasured into the U.S. dollar at the average exchange rates during the period, except for expense items related to non-monetary accounts, which are remeasured at the appropriate historical exchange rates. Gains and losses resulting from remeasurement are included in other nonoperating income (expenses) in the period incurred.

Cash Equivalents

The Company classifies all corporate bonds and commercial paper with original maturities of three months or less as short-term investments. All other highly liquid debt instruments with original maturities of three months or less and deposits in money market funds are considered to be cash equivalents.

Investments

The Company determines the appropriate balance sheet classification of its investments in debt securities based on maturity date at the time of purchase and evaluates the classification at each balance sheet date. Debt securities are classified as held to maturity as the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity value. Such amortization and accretion are included in interest income. The Company’s investments in debt securities are diversified among high credit quality securities in accordance with the Company’s investment policy.

Inventories

Inventories are stated at the lower of cost or net realizable value on a first-in, first-out basis. The Company uses a standard cost system for purposes of determining cost. The standards are adjusted periodically to ensure they represent actual cost. The Company regularly compares forecasted demand and the composition of the forecast for its products against inventory on hand and open purchase commitments to ensure the carrying value of inventory does not exceed net realizable value. Accordingly, the Company may have to record reductions to the carrying value of excess and obsolete inventory if forecasted demand decreases.

Property and Equipment

Property and equipment are stated at cost, and depreciation and amortization are provided on the straight-line method over estimated useful lives of up to ten years.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 29, 2003, June 30, 2002, and July 1, 2001

Long-Lived Assets

The Company applies Statement 144, under which the recoverability of long-lived assets is assessed by determining whether the carrying value of an asset can be recovered through projected undiscounted future operating cash flows over its remaining life whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying value. The amount of impairment, if any, is measured based on fair value, which is determined using projected discounted future operating cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Software Development Costs

Capitalized software development costs can consist of costs to purchase software to be used within the Company’s products and costs to develop software internally. In accordance with Statement 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed,” capitalization of purchased software occurs only if technological feasibility has been established. The establishment of technological feasibility and the ongoing assessment of recoverability of any capitalized software development costs require judgment by management with respect to certain external factors, including but not limited to, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. Further, Statement 86 requires that at each balance sheet date the unamortized costs of a computer software product be compared to the net realizable value of that product. The amount by which the unamortized costs exceeds the net realizable value of a product is to be written off. No purchased or internally developed software costs were capitalized in 2003, 2002 or 2001. As of June 29, 2003, and June 30, 2002, there were no unamortized costs of capitalized purchased software included in intangible assets.

Goodwill and Other Intangibles

Goodwill and other intangibles resulting from the acquisition of Giganet are carried at cost less accumulated amortization. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets, ranging from two to seven years. The Company adopted Statement 142 effective July 1, 2002, and no longer amortizes goodwill and other intangibles that have indeterminate useful lives. Prior to the adoption of Statement 142 the Company applied Statement 121 for goodwill, other intangibles and long-lived assets. The Company completed its transitional impairment analysis under Statement 142 and found no impairment upon the adoption of Statement 142 as of July 1, 2002. The Company’s annual impairment test occurred in the fourth quarter of fiscal 2003 with no impairment charges resulting. In accordance with Statement 142, goodwill and other intangibles that have indeterminate lives will be tested for impairment at least annually, but also on an interim basis if an event or circumstance indicates that it is more likely than not than an impairment loss has been incurred.

Revenue Recognition

The Company’s revenue recognition policies are in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101. The Company recognizes revenue at the time of shipment when title and risk of loss have passed, evidence of an arrangement has been obtained and collectibility has been reasonably assured. The Company makes certain sales through two-tier distribution channels and has various distribution agreements with selected distributors and Master Value Added Resellers, or collectively the Distributors. These distribution agreements may be terminated upon written notice by either party. Additionally, these Distributors are generally given privileges to return a portion of inventory and to participate in price protection and cooperative marketing programs. Therefore, the Company recognizes revenues on its standard products sold to its Distributors based on data received from the Distributors and management’s estimates to approximate the point that these products have been resold by the Distributors. As OEM-specific models sold to the Company’s Distributors are governed under the related OEM agreements rather than under these distribution agreements, the Company recognizes revenue at the time of shipment to the Distributors when title and risk of loss have passed, evidence of an arrangement has been obtained and collectibility has been reasonably assured. Additionally, the Company maintains accruals and allowances for price protection and cooperative marketing programs.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 29, 2003, June 30, 2002, and July 1, 2001

For products with unspecified software upgrade rights, which are the Company’s legacy cLAN products that contribute negligible revenues, the Company applies the American Institute of Certified Public Accountants Statement of Position, or (“SOP”), 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Modification of SOP 97-2, ‘Software Revenue Recognition’ With Respect to Certain Transactions.” Under SOP 97-2, as amended by SOP 98-9, revenue is recognized from software licenses, provided the software has been delivered to the customer, persuasive evidence of an arrangement exists, the price charged to the customer is fixed or determinable at fair value, there are no significant Company obligations related to the sale and the resulting receivable is deemed collectible, net of an allowance for doubtful accounts. In accordance with SOP 97-2, as amended by SOP 98-9, the Company has deferred the revenue over the upgrade period for certain legacy cLAN products with unspecified software upgrade rights.

Furthermore, the Company provides a warranty of between one and three years on its Fibre Channel and Internet Protocol products and provides a warranty of between one and five years on its traditional networking products. The Company records a provision for estimated warranty-related costs at the time of sale based on historical product return rates and on the Company’s expected future costs of fulfilling its warranty obligations.

Research and Development

Research and development costs, including costs related to the development of new products and process technology, are expensed as incurred.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which recognizes deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company regularly reviews historical and anticipated future pre-tax results of operations to determine whether the Company will be able to realize the benefit of its deferred tax assets. A valuation allowance is required to reduce the potential deferred tax asset when it is more likely than not that all or some portion of the potential deferred tax asset will not be realized due to the lack of sufficient taxable income.

Net Income (Loss) per Share

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

Stock-Based Compensation

The Company accounts for its stock-based awards to employees using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25 and related Interpretations. Stock-based awards to non- employees, if any, are recorded using the fair value method. Had the Company determined compensation cost based on the fair value at the grant date for all its stock options under Statement 123, the Company’s net income (loss) would have been the pro forma amounts indicated below:

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 29, 2003, June 30, 2002, and July 1, 2001

	2003	2002	2001

	(In thousands, except per share data)
Net income (loss) as reported	$65,689	$(96,234)	$(23,603)
Add: Total employee stock-based compensation expense included in net income (loss) as reported, net of related tax effects	1,395	290	339
Deduct: Total employee stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(31,460)	(54,379)	(53,037)

Pro forma net income (loss)	$35,624	$(150,323)	$(76,301)

Pro forma net income (loss) per share
Basic – as reported	$0.80	$(1.18)	$(0.31)

Basic – pro forma	$0.43	$(1.84)	$(1.00)

Diluted – as reported	$0.79	$(1.18)	$(0.31)

Diluted – pro forma	$0.43	$(1.84)	$(1.00)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001

Risk-free interest rate	1.7%	3.7%	5.0%
Stock volatility	97.7%	97.8%	96.9%
Dividend yield	0.0%	0.0%	0.0%
Average expected lives (years)	3.6	3.5	3.6
Weighted-average fair value per option granted	$15.23	$14.99	$25.87

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

Fair Value of Financial Instruments

Management believes the fair values of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, investments, accounts payable and accrued liabilities, approximate carrying value. The net deferred debt issuance costs associated with the convertible subordinated notes are included in other assets and the convertible subordinated notes are shown at cash settlement value.

Allowance for Doubtful Accounts

The company maintains an allowance for doubtful accounts based upon historical write-offs as a percentage of net revenues. Although the Company has not experienced significant losses on accounts receivable historically, its accounts receivable are concentrated with a small number of customers. Consequently, any write off associated with one of these customers could have a significant impact on the Company’s allowance for doubtful accounts.

Business and Credit Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term investments and accounts receivable. Cash, cash equivalents, and investments, both short-term and long-term, are primarily maintained at five major financial institutions in the United States. Deposits held with banks may exceed the amount of insurance provided on such deposits, if any.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 29, 2003, June 30, 2002, and July 1, 2001

The Company principally invests in U.S. Government Agency securities and corporate bonds and limits the amount of credit exposure to any one entity.

The Company sells its products to Original Equipment Manufacturers (“OEMs”) and distributors in the computer storage and server industry. Consequently, the Company’s net revenues and accounts receivables are concentrated. Direct sales to the Company’s top five customers accounted for 68 percent, 65 percent and 72 percent of total net revenues in 2003, 2002 and 2001, respectively. The level of sales to any single customer may vary and the loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on the Company. Furthermore, although the Company sells to customers throughout the world, sales in the United States and Europe accounted for approximately 93 percent of the Company’s net revenues in 2003, and the Company expects for the foreseeable future, these sales will account for the substantial majority of the Company’s revenues. Sales to customers are denominated in U.S. dollars. Consequently, the Company believes its foreign currency risk is minimal. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts. Historically, the Company has not experienced significant losses on accounts receivable.

Additionally, the Company currently relies on single and limited supply sources for several key components used in the manufacture of its products. Additionally, the company relies on a total of three sites from two Electronics Manufacturing Services (“EMS”) providers for the production of its products. The inability or unwillingness of any single and limited source suppliers or the inability or unwillingness of any of the Company’s EMS provider sites to fulfill supply and production requirements, respectively, could materially impact future operating results.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions relating to the reporting of assets and liabilities. Actual results could differ from these estimates.

Segment Information

The Company applies Statement 131, “Disclosures about Segments of an Enterprise and Related Information.” Statement 131 uses the “management” approach to determine segments of an enterprise. The management approach is based on the method by which management organizes its operating segments within the enterprise. Operating segments, as defined by Statement 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Chief Operating Decision Maker in deciding how to allocate resources and in assessing performance. Statement 131 also requires disclosures about products and services, geographic areas, and major customers. The Company operates in one operating segment, networking products, for purposes of Statement 131.

Recently Adopted Accounting Standards

Effective July 1, 2002, the Company adopted Statement 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” under which the recoverability of long-lived assets is assessed by determining whether the carrying value of an asset can be recovered through projected undiscounted future operating cash flows over its remaining life. The amount of impairment, if any, is measured based on fair value, which is determined using projected discounted future operating cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The adoption of Statement 144 did not have a material impact on the Company’s financial position, results of operations or liquidity.

In November 2002, the FASB issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The required disclosures are included in note 8. Interpretation 45 also requires the recognition of a liability by a guarantor at

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 29, 2003, June 30, 2002, and July 1, 2001

the inception of certain guarantees. Interpretation 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee. This is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. As noted above, the Company has adopted the disclosure requirements of Interpretation 45 and has applied the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. The adoption did not have a material impact on the Company’s financial position, results of operations or liquidity.

In December 2002, the FASB issued Statement 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Statement 148 amends the disclosure requirements in Statement 123, “Accounting for Stock-Based Compensation” for annual periods ending after December 15, 2002, and for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of Statement 148 during the three months ended March 30, 2003. Effective for financial statements for fiscal years ending after December 15, 2002, Statement 148 also provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of Statement 123. Should the Company be required to adopt the fair value measurement provisions of Statement 123 and Statement 148, it would have a material impact on the Company’s results of operations. However, the Company has no plans to adopt the fair value measurement provisions of Statement 123 unless required to under new accounting standards and, as such, the adoption of Statement 148 did not have a material impact on the Company’s financial position, results of operations or liquidity.

Note 2    Business Combination

On March 1, 2001, the Company completed the acquisition of Giganet, Inc., a privately-held developer of storage networking products based on Ethernet and IP technologies and a Massachusetts corporation (“Giganet”), pursuant to the terms of an Agreement and Plan of Merger dated December 7, 2000 (as amended by Amendment No. 1 thereto dated February 7, 2001, the “Merger Agreement”), by and among the Company, Giganet, GEMX Network Sub, Inc., a Massachusetts corporation and wholly-owned subsidiary of the Company and the Stockholder Representatives identified therein. As a result of the merger (the “Merger”), GEMX Network Sub, Inc. merged with and into Giganet and Giganet became a wholly-owned subsidiary of Emulex. Effective July 2, 2001, Giganet was merged with and into Emulex Corporation, a California corporation that is the primary operating subsidiary of the Company.

In connection with the Merger, the Company issued an aggregate of approximately 6.7 million shares of Emulex common stock in exchange for all of the outstanding shares of Giganet common stock and preferred stock. Of the total shares issued, 0.8 million shares were held in escrow for a period of one year to secure indemnification obligations of Giganet under the terms of the Merger Agreement. In addition, the Company reserved for issuance an aggregate of approximately 1.3 million shares of its common stock for issuance upon exercise of Giganet options assumed by the Company.

The Merger has been accounted for under the purchase method of accounting in accordance with generally accepted accounting principles. The Company recorded a one-time charge for purchased in-process research and development (“IPR&D”) expenses of $22.3 million related to the acquisition during the third quarter of 2001. The Company assessed and allocated values to IPR&D. The values assigned to these projects were determined by identifying projects that have economic value but that had not yet reached technological feasibility and that have no alternative future use. These products had not been released to the market as of the date of the Merger, but the features and functionality of the products had been defined.

The IPR&D expenses related primarily to three significant internal product development efforts. The first project accounted for $11.0 million of the expenses and was designed using commercially available third party one Gbps components to implement Virtual Interface (“VI”) over Transmission Control Protocol/Internet Protocol (“TCP/IP”) thereby greatly enhancing the speeds of data traffic on existing Internet Protocol (“IP”) networks. The second project accounted for $4.1 million of the IPR&D expenses and was internally designing a one gigabit per

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 29, 2003, June 30, 2002, and July 1, 2001

second (“Gbps”) custom application-specific computer chip (“ASIC”) to run Virtual Interface over Internet Protocol (“VI over IP”) at a cost reduced point compared to the first project. The third project accounted for $7.2 million of the IPR&D expenses and was a single ASIC design capable of running multiple protocols over IP at 10 Gbps speed.

The first project was complete from a board layout perspective but still required firmware, hardware and operating system integration. At the time of the acquisition, the first project was 60% complete. The second project had completed requirement and architectural specifications and was 16% complete at the time of the acquisition. Remaining efforts to complete the second project included delivery of design specifications to the foundry, manufacture of prototypes, and testing of those prototypes against the original specifications. This development would include routing, tape out, prototyping, integration, testing and release processes. The third project, a 10 Gbps multi-protocol IP chip, was complete from a marketing requirements perspective and was 20% complete at the time of the acquisition. Remaining efforts to complete the third project included architectural specifications, delivery of design specifications to the foundry, manufacture of prototypes, and testing of those prototypes against the original specifications. This development would include architectural design, routing, tape out, prototyping, integration, testing and release processes.

At the time of the acquisition, the first project was anticipated to be completed and brought to market in July of 2001 as requirements, function specifications and discrete board layouts had been completed. The estimated costs to complete the first project were $1.9 million. At the time of the acquisition, the second project was anticipated to be completed and brought to market in September 2002 as functional and architectural requirements had been completed. The estimated costs to complete the second project were $4.6 million. At the time of the acquisition, the third project was anticipated to be completed and brought to market in the first calendar quarter of 2003 as the project was complete from a marketing requirements perspective only. The estimated costs to complete the third project were $5.5 million.

Subsequent to the acquisition, the Company reviewed the three IPR&D projects. The first project was required to fulfill a contractual obligation for implementing VI over IP with one of the Company’s customers and was completed substantially on time and met the Company’s customer’s needs.

The second project was a follow on to the first project and was designed to integrate the functions and technologies of multiple chips into a single ASIC that would allow for the transporting of storage data over an IP network at one Gbps, which was similar to what the Company’s HBA products do on a Fibre Channel network. By the end of Q1 fiscal 2002, the transition to two Gbps Fibre Channel products was accelerating, and at the same time deployment of new technologies was slowing down due to the overall slowdown in the economy in general, and information technology spending specifically. Because of the economic conditions, combined with the significant performance advantages of two Gbps Fibre Channel versus the one Gbps IP solutions, the Company did not believe the second project would be a commercially feasible product by the time it reached market. Consequently, the Company decided to cancel this project and focus on 10 Gbps for both Fibre Channel and IP.

The third project was a 10 Gbps program for IP that was in the early stages of development at the time of the acquisition. Although the marketing requirements had been defined, the architecture had not been completed. At the time of acquisition, the Company was also working on the requirements for a 10 Gbps Fibre Channel product. After completing the acquisition, the Company reviewed both the 10 Gbps Fibre Channel and the 10 Gbps IP projects to determine how best to leverage the required resources to bring both products to market. Because of the similar operating environments and performance requirements for both technologies, the Company decided to cancel the third project and develop a common architecture that could leverage the Company’s existing drivers, as that would provide the greatest advantage for both Fibre Channel and IP 10 Gbps technology.

The values of these projects were determined using the Income Forecast Method. In applying the Income Forecast Method, the value of the acquired technologies was estimated by discounting to present value the free cash flows generated by the products with which the technologies are associated, over the remaining economic lives of the technologies. To distinguish between the cash flows attributable to the underlying technology and cash flows attributable to other assets available for generating product revenues, adjustments were made to provide for a fair

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 29, 2003, June 30, 2002, and July 1, 2001

return to fixed assets, working capital and other assets that contribute to value. The estimates were based on the following assumptions:

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

The Company believes that the foregoing assumptions used in determining the income forecast associated with the IPR&D products were reasonable. No assurance can be given, however, that the underlying assumptions used to estimate the income forecast, the ultimate revenues and costs on such projects or the events associated with such projects, will transpire as estimated.

The total purchase price and allocation among the fair value of tangible and intangible assets and liabilities (including purchased IPR&D) are summarized as follows (in thousands):

Tangible assets	$20,421
Liabilities	7,997

Net tangible assets	12,424
Identifiable intangible assets:
In-process research and development	22,280
Completed technology	20
Assembled workforce	2,680
Core technology and patents	40,600
Goodwill	598,962
Deferred compensation	11,624

$688,590

In 2002, $3.8 million of tax benefits related to the release of valuation allowance were allocated from goodwill to deferred tax assets (see note 13). The goodwill and other intangibles were being amortized on a straight-line basis over the following estimated useful lives, in years, until the adoption of Statement 142 on July 1, 2002, when the Company stopped amortizing assembled workforce and goodwill. The Company continued amortization of completed technology until fully amortized in 2003 and continues to amortize core technology and patents for its remaining estimated useful life.

Completed technology	2
Assembled workforce	4
Core technology and patents	7
Goodwill	4

The acquisition has been included in the consolidated balance sheets and the operating results of Giganet have been included in the consolidated statements of operations since the acquisition date, March 1, 2001.

Following is the summarized unaudited pro forma combined results of operations for the year ended July 1, 2001, assuming the acquisition had taken place at the beginning of that fiscal year. The unaudited pro forma combined statement of operations for the year ended July 1, 2001, was prepared based upon the statement of operations of

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 29, 2003, June 30, 2002, and July 1, 2001

Emulex for the year ended July 1, 2001, and the statement of operations for Giganet for the eight months ended March 1, 2001. All operating results of Giganet were included in the statement of operations of Emulex since the acquisition date, March 1, 2001. The unaudited pro forma results exclude the effects of the IPR&D charge but include the amortization of goodwill and other intangibles, and the amortization of deferred compensation. The unaudited pro forma results are not necessarily indicative of the future operations or operations that would have been reported had the acquisitions been completed when assumed. In the fourth quarter of 2001, the Company acquired additional information regarding the purchase resulting in a $2.5 million adjustment in the goodwill balance. The following unaudited information is presented in thousands, except for the per share data.

July 1,
2001

Net revenues	$247,850

Net loss	$(126,194)

Net loss per share	$(1.57)

Note 3    Cash, Cash Equivalents, Restricted Cash and Investments

The Company’s portfolio of cash, cash equivalents, restricted cash and investments consists of the following:

	2003	2002

	(in thousands)
Cash	$96,818	$2,237
Money market funds	40,153	280,324
Restricted cash	9,342	2,024
Certificates of Deposit	9,589	22,352
Commercial paper	15,985	67,511
Municipal bonds	21,220	32,812
U.S. Government Agency securities	238,336	120,716
Corporate bonds	137,422	90,802
Other	51,597	13,014

	$620,462	$631,792

At June 29, 2003, and June 30, 2002, the net unrealized holding gains and losses on investments were immaterial. The Company has the positive intent and ability to hold these securities to maturity. Investments at June 29, 2003 and June 30, 2002, were classified as shown below:

	2003	2002

	(in thousands)
Cash and cash equivalents	$136,971	$282,561
Restricted cash	9,342	2,024
Short-term investments (maturities less than one year)	239,302	227,905
Long-term investments (maturities of one to five years)	234,847	119,302

	$620,462	$631,792

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 29, 2003, June 30, 2002, and July 1, 2001

Note 4    Inventories

Components of inventories, net of reserves, are as follows:

	2003	2002

	(in thousands)
Raw materials	$3,802	$4,166
Finished goods	7,196	10,667

	$10,998	$14,833

Starting in late September 2001, some of the Company’s major customers made announcements that general economic conditions, exacerbated by the increase in economic uncertainty in the aftermath of the terrorist events of September 11, 2001, were having a negative impact on their financial results. The announcements made, and forecasts received, indicated deteriorating demand for the Company’s one Gbps products as these customers were expected to migrate to two Gbps products for future purchases. As a result, the Company recorded an excess and obsolete inventory charge totaling $13.6 million during the three months ended September 30, 2001. Subsequently, as a result of the sale of previously reserved products, the Company recorded a reduction of $3.6 million of this excess and obsolete inventory reserve in 2002, and a further reduction of $3.3 million in 2003. After initially recording its one Gbps reserve in September 2001, the Company has subsequently reduced this reserve by a total of $6.9 million through June 29, 2003, as previously reserved inventory has been sold. Overall, the Company has been able to recover a significant portion of this reserved inventory that was not expected based on the Company’s forecasts and the forecasts received from its customers when this excess and obsolete inventory charge was recorded. In addition to the sale of some of this previously reserved product, the Company has also scrapped $3.3 million of this reserved inventory and negotiated and paid cancellation charges of $0.2 million through June 29, 2003, related to this excess and obsolete inventory charge since it was initially recorded. As of June 29, 2003, the remaining reserve for one Gbps products was $3.2 million. However, as with all inventory, the Company regularly compares forecasted demand for its one Gbps products against inventory on hand and open purchase commitments and accordingly, the Company may have to record reductions to the carrying value of excess and obsolete inventory if forecasted demand decreases. As of June 29, 2003, the Company had unreserved one Gbps inventory on hand of approximately $0.9 million.

Note 5    Property and Equipment

Components of property and equipment, net, are as follows:

	2003	2002

	(in thousands)
Production and test equipment	$29,766	$22,749
Furniture and fixtures	25,499	17,912
Leasehold improvements	2,545	2,334
Other equipment	—	105

	57,810	43,100
Less accumulated depreciation and amortization	(31,225)	(24,526)

	$26,585	$18,574

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 29, 2003, June 30, 2002, and July 1, 2001

Note 6    Other Assets

Components of other assets are as follows:

	2003	2002

	(in thousands)
Deferred debt issuance costs – convertible subordinated notes, net	$4,670	$9,882
Long-term prepaid assets	1,016	1,417
Refundable deposits	96	1,108

	$5,782	$12,407

Note 7    Goodwill and Other Intangibles

Goodwill and other intangibles, net, are as follows:

	2003	2002

	(in thousands)
Intangible assets not subject to amortization after July 1, 2002:
Goodwill	$397,256	$395,470
Assembled workforce, net	—	1,786

Intangible assets not subject to amortization	$397,256	$397,256

Intangible assets subject to amortization:
Core technology and patents	$40,600	$40,600
Accumulated amortization, core technology and patents	(13,533)	(7,733)
Completed technology	20	20
Accumulated amortization, completed technology	(20)	(13)

Intangible assets subject to amortization	$27,067	$32,874

Effective July 1, 2002, the Company adopted Statement 142, “Goodwill and Other Intangible Assets” and, as a result, the Company ceased amortizing goodwill of $397.3 million beginning July 1, 2002. Included in goodwill is $1.8 million of assembled workforce that was reclassified to goodwill effective July 1, 2002. In conjunction with the adoption of Statement 142, the Company completed its transitional goodwill impairment test for its one reporting unit during the three months ended September 29, 2002, with no impairment charges resulting. The Company’s annual impairment test occurred in the fourth quarter of fiscal 2003 with no impairment charges resulting. Goodwill will be tested for impairment at least annually, but also on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. In 2002, $3.8 million of tax benefits related to the release of valuation allowance were allocated from goodwill to deferred tax assets (see note 13).

The remaining intangible assets subject to amortization are being amortized on a straight-line basis over seven years. Aggregated amortization expense for other intangibles for the twelve months ended June 29, 2003, was $5.8 million and for the next five fiscal years is expected to be (in thousands):

2004	$5,800
2005	$5,800
2006	$5,800
2007	$5,800
2008	$3,867

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 29, 2003, June 30, 2002, and July 1, 2001

The following table presents the impact on net income (loss) and net income (loss) per share had Statement 142 been in effect for the twelve months ended June 30, 2002

	2003	2002	2001

	(In thousands, except per share data)
Net income (loss)	$65,689	$(96,234)	$(23,603)
Add back: Goodwill amortization, net of tax	—	149,729	49,925
Add back: Assembled workforce amortization, net of tax	—	415	138

Adjusted net income	$65,689	$53,910	$26,460
Add back: Interest expense on convertible subordinated notes, net of tax	3,416	—	—

Numerator for diluted net income per share	$69,105	$53,910	$26,460

Basic net income (loss) per share:
Net income (loss) per share	$0.80	$(1.18)	$(0.31)
Add back: Goodwill amortization, net of tax	—	1.84	0.66
Add back: Assembled workforce amortization, net of tax	—	—	—

Adjusted basic net income	$0.80	$0.66	$0.35

Diluted net income (loss) per share:
Net income (loss) per share	$0.79	$(1.18)	$(0.31)
Add back: Goodwill amortization, net of tax	—	1.82	0.64
Add back: Assembled workforce amortization, net of tax	—	—	—

Adjusted diluted net income	$0.79	$0.64	$0.33

Note 8    Accrued Liabilities

Components of accrued liabilities are as follows:

	2003	2002

	(in thousands)
Accrued payroll and related costs	$8,406	$6,399
Accrued inventory purchases	1,449	3,208
Accrued interest	1,502	2,498
Warranty reserves	2,349	2,244
Deferred revenue	2,054	1,255
Accrued advertising and promotions	719	1,628
Other	2,327	2,475

	$18,806	$19,677

Deferred revenue includes an accrual for estimated returns and allowances of $1.9 million and $0.6 million at June 29, 2003, and June 30, 2002, respectively. Deferred revenue also includes deferred revenue related to legacy cLAN products with unspecified upgrade rights of $0.2 million and $0.7 million at June 29, 2003, and June 30, 2002, respectively.

The Company provides a warranty of between one and three years on its Fibre Channel and Internet Protocol products and provides a warranty of between one and five years on its traditional networking products. The Company records a provision for estimated warranty-related costs at the time of sale based on historical product returns and the Company’s expected future cost of fulfilling its warranty obligations.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 29, 2003, June 30, 2002, and July 1, 2001

Changes to the warranty reserve in 2003 were (in thousands):

Balance at June 30, 2002	$2,244
Additions to costs and expenses	1,642
Amounts charged against reserve	(1,154)
Change in estimate for preexisting warranties, including expirations	(383)

Balance at June 29, 2003	$2,349

Note 9 Convertible Subordinated Notes

On January 29, 2002, the Company completed a $345.0 million private placement of 1.75 percent convertible subordinated notes due February 1, 2007. Interest is payable in cash on February 1 and August 1 of each year beginning August 1, 2002. These notes may be converted by the holder at any time into shares of the Company’s common stock at the conversion price of $53.84 per share, subject to the potential adjustments described in the terms of the notes issued. The Company may redeem the notes on or after February 5, 2005, in whole or in part. The Company incurred associated issuance costs of approximately $11.0 million (see note 6).

During the three months ended September 29, 2002, the Company’s Board of Directors expanded the Company’s stock repurchase program to include repurchase of the Company’s convertible subordinated notes as well as shares of the Company’s common stock. The combined program authorized the repurchase of up to 4.0 million shares with 3.0 million shares of common stock still available for repurchase at June 29, 2003, and up to an additional $125.0 million to be spent on the repurchase of the convertible subordinated notes. In August 2002, the Company bought back at a discount to face value approximately $136.5 million in face value of its convertible subordinated notes, spending $104.2 million. The repurchased notes were cancelled, leaving convertible subordinated notes outstanding with a face value of $208.5 million, which, if converted, would result in the issuance of approximately 3.9 million shares. The resulting net pre-tax gain of $28.7 million from the repurchase of the convertible subordinated notes was recorded for the three months ended September 29, 2002. During the three months ended March 30, 2003, the Company’s Board of Directors further expanded the repurchase of the convertible subordinated notes up to a total purchase price of $190.0 million, leaving $85.8 million authorized for repurchase at June 29, 2003 (see note 17).

Note 10 Employee Retirement Savings Plan

The Company has a pretax savings and profit sharing plan under Section 401(k) of the Internal Revenue Code for substantially all domestic employees. Under the plan, eligible employees are able to contribute up to 15 percent of their compensation not to exceed the maximum IRS deferral amount. Company discretionary contributions match up to four percent of a participant’s compensation. The Company’s contributions under this plan were $1.2 million, $1.1 million and $0.5 million in 2003, 2002 and 2001, respectively.

The Company’s eligible employees in the United Kingdom are offered a similar plan, which allows the employees to contribute up to 15 percent of their compensation. Company discretionary contributions match up to four percent of a participant’s compensation. The Company’s contributions under this plan were $18 thousand, $15 thousand and $7 thousand in 2003, 2002 and 2001, respectively.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 29, 2003, June 30, 2002, and July 1, 2001

Note 11 Commitments and Contingencies

Leases

The Company leases certain facilities and equipment under long-term noncancelable operating lease agreements, which expire at various dates through 2008. Rent expense for the Company under operating leases, including month-to-month rentals, totaled $3.8 million, $2.8 million and $1.5 million in 2003, 2002 and 2001, respectively.

Future minimum noncancelable lease commitments are as follows (in thousands):

Operating
Leases

Fiscal year:
2004	$2,219
2005	1,793
2006	921
2007	97
2008 and thereafter	31

Total minimum lease payments	$5,061

In addition to the minimum leases payments illustrated above, the Company begins a lease on its new corporate headquarters with the option to buy the land and buildings during the first six months of the lease term, upon occupation in fiscal 2004. If the Company were to not purchase the land and buildings, its additional lease commitments would be approximately $2.2 million in 2004, depending on occupancy date, $4.5 million per year from fiscal 2005 through fiscal 2007, and $30.2 million, in total, for 2008 and after.

Litigation

Beginning on or about February 20, 2001, the Company and certain of its officers and directors were named as defendants in a number of securities class action lawsuits filed in the United States District Court, Central District of California. The plaintiffs in the actions represent purchasers of the Company’s common stock during various periods ranging from January 18, 2001, through February 9, 2001. The complaints allege that the Company and certain of its officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints generally seek compensatory damages, costs and attorney’s fees in an unspecified amount. Pursuant to a Stipulation and Court Order, the actions were consolidated. On August 24, 2001, an Amended and Consolidated Complaint was filed. Defendants’ motion to dismiss was denied by way of an order dated March 7, 2002. Defendants’ motion for reconsideration of that order was denied by an order dated May 3, 2002. Plaintiffs commenced discovery. The court certified the class action by an order dated September 30, 2002. Following these class action lawsuits, a number of derivative cases were filed in state courts in California and Delaware, and in federal court in California, alleging that certain officers and directors breached their fiduciary duties to the Company in connection with the events alleged in the class action lawsuits. The derivative cases filed in California state courts were consolidated in Orange County Superior Court and plaintiffs filed a consolidated and amended complaint on January 31, 2002. On May 10, 2002, the Orange County Superior Court ordered that the consolidated actions be stayed pending resolution of the federal class action described above. The derivative suit in Delaware was dismissed on August 28, 2001. On March 15, 2002, the United States District Court for the Central District of California ordered that the federal derivative action be stayed pending resolution of the class action lawsuit described above. The Company has received inquiries about events giving rise to the lawsuits from the Securities and Exchange Commission and the Nasdaq Stock Market. On April 22, 2003, the Company entered into two Memoranda of Understanding (“MOU’s”) agreeing to terms of settlement of both the class action and derivative litigation. The MOU’s call for settlement payments totaling $39.0 million, plus up to $0.5 million of the cost of providing notice to the class members. A Final Order and Judgment was approved by the court in the derivative cases on May 30, 2003, based on a Stipulation of Settlement of Derivative Claims dated as of May 13, 2003. An Order Preliminarily Approving Settlement and Providing for Notice was approved by the court in the federal class action on July 11, 2003, based on a Stipulation of Settlement dated as of July 3, 2003. A Settlement Hearing is scheduled for October 15, 2003, in the federal class action. Insurance proceeds are expected to reimburse the Company for a minimum

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 29, 2003, June 30, 2002, and July 1, 2001

of approximately $12.5 million of the settlement payments, in addition to $2.5 million for legal expenses and the probable net effect of the settlements to the Company, based on the Company’s current minimum estimate of reimbursement from the insurance carriers, is expected to be approximately $27.0 million, or $16.7 million after tax. All amounts were recorded during 2003. We commenced an arbitration proceeding against three of our insurance carriers in June 2003 seeking reimbursement of $30.0 million for the defense and settlement costs.

Additionally, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Other Commitments and Contingencies

The Company recorded an estimated excess and obsolete inventory charge of $13.6 million associated with older-generation one Gbps products during the three months ended September 30, 2001. Subsequently, as a result of the sale of previously reserved products, the Company recorded a reduction of $3.6 million of this excess and obsolete inventory reserve in 2002 and a further reduction of $3.3 million for fiscal 2003. After initially recording its one Gbps reserve in September 2001, the Company has subsequently reduced this reserve by a total of $6.9 million through June 29, 2003, as previously reserved inventory has been sold. Overall, the Company has been able to recover a significant portion of this reserved inventory that was not expected based on the Company’s forecast and the forecasts received from its customers when this excess and obsolete inventory charge was recorded. In addition to the sale of some of this previously reserved product, the Company has also scrapped $3.3 million of this reserved inventory and negotiated and paid cancellation charges of $0.2 million through June 29, 2003, related to this excess and obsolete inventory charge since it was initially recorded. As of June 29, 2003, the remaining reserve for one Gbps products was $3.2 million. However, as with all inventory, the Company regularly compares forecasted demand for its one Gbps products against inventory on hand and open purchase commitments and accordingly, the Company may have to record reductions to the carrying value of excess and obsolete inventory if forecasted demand decreases. As of June 29, 2003, the Company had unreserved one Gbps inventory on hand of approximately $0.9 million.

The Company was previously required to enter into end-of-life purchase agreements for two key inventory components as the sole-source manufacturers of these components announced their discontinued manufacturing of the components. As of June 29, 2003, the Company’s remaining purchase obligation for the two components was $13.8 million. In relation to the excess and obsolete inventory charge associated with older generation one Gbps products, the Company has accrued $1.4 million, which represented the Company’s commitment to purchase a key component in excess of forecasted demand and as a result was reserved.

During the third quarter of fiscal 2002, the Company entered into an agreement to relocate its headquarters locally in Costa Mesa, California. The Company will finance the build to suit construction phase of the new facility with its own capital, before beginning a 10-year lease term with an option to buy the land and buildings during the first six months of the lease term. If the Company does not exercise its option to purchase the facility, the landlord will obtain permanent financing and reimburse the Company for the construction costs. Construction on the Company’s new corporate headquarters is progressing. If purchased, the Company believes the total cost, including the land, building and other related capital expenditures, would be approximately $47.0 million. The Company’s total gross undiscounted financial commitment for the 10-year lease term would be approximately $45.9 million. At June 29, 2003, the Company had restricted cash of $9.3 million held in escrow associated with the construction of the headquarters. In addition, the Company has a $1.0 million letter of credit in place in lieu of a rental deposit on one of its other facilities

Note 12 Stockholders’ Equity

Stock Repurchase Program

The Company’s Board of Directors has authorized the repurchase of up to 4.0 million common shares over the two years beginning in September 2001. The repurchase plan authorized the Company to make repurchases in the open market or through privately negotiated transactions with the timing and terms of any purchase to be determined by

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 29, 2003, June 30, 2002, and July 1, 2001

management based on market conditions. In 2002, the Company repurchased 1.0 million common shares, leaving 3.0 million common shares authorized for repurchase at June 29, 2003.

During the three months ended September 29, 2002, the Company’s Board of Directors expanded the Company’s stock repurchase program to include the repurchase of the Company’s convertible subordinated notes as well as shares of the Company’s stock. The combined program authorizes the repurchase of up to an additional $125.0 million to be spent on the repurchase of convertible subordinated notes. In August 2002, the Company bought back at a discount to face value approximately $136.5 million in face value of its convertible subordinated notes, spending $104.2 million. The repurchased notes were cancelled, leaving convertible subordinated notes outstanding with a face value of $208.5 million, which if converted, would result in the issuance of approximately 3.9 million shares. The resulting net pre-tax gain of $28.7 million from the repurchase of the convertible subordinated notes was recorded for the three months ended September 29, 2002. During the three months ended March 30, 2003, the Company’s Board of Directors further expanded the repurchase of convertible subordinated notes up to a total purchase price of $190.0 million, leaving $85.8 million of convertible subordinated notes and three million shares authorized for repurchase at June 29, 2003 (see note 17).

Stock Option Plans

Under the Company’s Employee Stock Option Plan (the “Plan”), which offers stock options to both domestic and international employees, the exercise price of options granted will not be less than the fair market value at the date of grant. The total number of shares of common stock authorized for issuance under the Plan is 33.7 million, and 4.0 million shares were available for grant at June 29, 2003. Unless otherwise provided by the Board of Directors or a committee of the Board administering the Plan, each option granted under the Plan becomes exercisable at the rate of 25 percent one year after the date of grant with an additional 6.25 percent becoming exercisable each three-month interval thereafter.

On October 9, 1997, the Company’s Board of Directors adopted the Emulex Corporation 1997 Stock Option Plan for Non-Employee Directors (the “Director Plan”), which, as amended, allows for a maximum of 1.7 million shares of common stock, and 0.4 million shares were available for grant at June 29, 2003. The Director Plan currently provides that an option to purchase 30 thousand shares of common stock of the Company will be granted to each non-employee director of the Company upon the first date that such director becomes eligible to participate. These options shall be exercisable as to one-third of the shares on each anniversary of the grant if the director is still a director of the Company. In addition, on each yearly anniversary of the date of the initial grant, each eligible director shall automatically be granted an additional option to purchase 10 thousand shares of common stock. These options shall be exercisable as to one-half of the shares on the six month anniversary, one quarter on the nine month anniversary and one quarter on the year anniversary of the grant date. Options granted under the Director Plan are non-qualified stock options. The exercise price per option granted will not be less than the fair market value at the date of grant. No option granted under the Director Plan shall be exercisable after the expiration of the earlier of (i) ten years following the date the option is granted or (ii) one year following the date the optionee ceases to be a director of the Company for any reason. Options to purchase 0.1 million, 0.1 million and 0.3 million shares were granted under the Director Plan in 2003, 2002 and 2001, respectively.

Employee Stock Purchase Plan

In 2001, the Company’s Board of Directors adopted the Employee Stock Purchase Plan (the “Purchase Plan”). Under the Purchase Plan, employees of the Company who elect to participate are granted options to purchase common stock at a 15 percent discount from the lower of the market value of the common stock at the beginning or the end of each six month offering period. The Purchase Plan permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from their salary an amount up to 10 percent of their compensation. The Compensation Committee of the Board of Directors administers the Purchase Plan. The Company has reserved a total of 1.0 million shares of common stock for issuance under the Purchase Plan. A total of 0.3 million shares have been issued by the Plan since its inception and 0.6 million shares were available for purchase at June 29, 2003.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 29, 2003, June 30, 2002, and July 1, 2001

Following is a summary of stock option transactions for 2001, 2002 and 2003:

		Weighted
	Number	average exercise
	of Shares	price per share

Options outstanding at July 2, 2000	6,707,132	$15.65
Granted	5,275,356	30.72
Exercised	(2,587,836)	3.76
Canceled	(299,314)	31.13

Options outstanding at July 1, 2001	9,095,338	27.27
Granted	1,439,000	23.19
Exercised	(847,394)	4.99
Canceled	(366,590)	29.76

Options outstanding at June 30, 2002	9,320,354	28.56
Granted	1,586,500	23.24
Exercised	(518,358)	6.96
Canceled	(292,276)	28.56

Options outstanding at June 29, 2003	10,096,220	$28.84

The 5.3 million options granted in 2001 included 1.2 million options that were issued in exchange for the outstanding Giganet options. The majority of the 1.2 million options were originally granted by Giganet below fair market value prior to the Merger. In conjunction with the Agreement and Plan of Merger, the Company recorded deferred compensation of $13.9 million and related amortization of $1.8 million in 2001.

As of June 29, 2003, June 30, 2002, and July 1, 2001, the number of options exercisable was 6.2 million, 3.7 million, and 2.1 million, respectively, and the weighted average exercise price of those options was $28.97, $27.80 and $14.98, respectively.

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		average	average		average
	Outstanding	exercise	remaining	Exercisable	exercise
Range of	as of	price per	contractual	as of	price per
Exercise Prices	June 29, 2003	option	life (years)	June 29, 2003	option

$ 0.47 to $ 9.94	1,299,540	$2.87	5.24	1,216,606	$2.87
$10.90 to $ 20.50	2,180,056	$15.36	7.74	1,046,712	$14.82
$20.56 to $ 25.41	2,408,019	$23.20	8.19	1,144,641	$21.49
$25.55 to $ 38.75	2,046,837	$31.73	7.76	1,149,119	$31.76
$39.14 to $ 109.05	2,161,768	$61.58	7.09	1,605,434	$61.31

$ 0.47 to $ 109.03	10,096,220	$28.84	7.39	6,162,512	$28.97

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

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 29, 2003, June 30, 2002, and July 1, 2001

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

Note 13 Income Taxes

         The components of income tax expense (benefit) are as follows:

	2003	2002	2001

	(in thousands)
Federal:
Current	$8,105	$7,776	$29,277
Deferred	26,871	(6,539)	—
State:
Current	4,609	3,734	2,875
Deferred	649	(5,314)	—
Foreign:
Current	28	50	35

	$40,262	$(293)	$32,187

The income tax expense in 2003, 2002 and 2001 included a charge-in-lieu of taxes of $4.1 million, $4.3 million and $32.2 million, respectively, for current year tax benefits related to exercises of stock options under the Company’s stock option plans. In 2002, additional charges-in-lieu of taxes relate to the release of valuation allowance directly to goodwill and additional paid-in capital. Tax benefits related to the release of valuation allowance were allocated as follows:

	2003	2002	2001

	(in thousands)
Reported in consolidated statement of operations	$—	$17,870	$—
Goodwill	—	3,838	—
Additional paid-in-capital	—	39,528	—

	$—	$61,236	$—

The valuation allowance, released in 2002, was originally established primarily in relation to net operating loss carryforwards and tax credits. In 2002, the total tax benefits (including both the benefits generated in the year and those that related to the release of the valuation allowance) reflected in income tax expense that related to operating losses and tax credits amounted to $10.0 million and $10.9 million, respectively.

Income before income taxes consists of the following:

	2003	2002	2001

	(in thousands)
Domestic	$105,857	$(96,694)	$8,484
Foreign	94	167	100

Total	$105,951	$(96,527)	$8,584

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 29, 2003, June 30, 2002, and July 1, 2001

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	2003	2002

	(in thousands)
Deferred tax assets:
Capitalization of inventory costs	$124	$196
Depreciation	—	1,144
Reserves not currently deductible	18,859	9,125
Deferred compensation	152	293
Provisions for discontinued operations and consolidation charges	12	13
Net operating loss carryforwards	5,251	46,764
General business and state credit carryforwards	16,004	15,748
Capitalized research and development expenditures	1,479	1,676
Alternative minimum tax credit carryforwards	4,279	1,185
Other	111	118

Total gross deferred tax assets	46,271	76,262

Deferred tax liabilities:
Various state taxes	2,580	2,807
Intangible – Completed technology	—	3
Intangible – Assembled workforce	715	715
Intangible – Core technology and patents	10,827	13,147
Depreciation	79	—

Total gross deferred tax liabilities	14,201	16,672

Net deferred tax assets	$32,070	$59,590

Based on the Company’s historical and anticipated future pre-tax results of operations, management believes it is more likely than not that the Company will realize the benefit of the net deferred tax assets existing as of June 29, 2003. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement earnings from operations to fully realize recorded tax benefits. The change in the valuation allowance during 2002 was a decrease of $61.2 million.

The effective income tax expense (benefit) on pretax income (loss) differs from expected federal income tax for the following reasons:

	2003	2002	2001

	(in thousands)
Expected income tax expense (benefit) at 35 percent, 35 percent, and 34 percent in 2003, 2002 and 2001, respectively	$37,083	$(33,785)	$2,919
State income tax expense (benefit), net of federal tax benefit	4,336	(2,102)	2,875
Amortization of nondeductible goodwill	—	57,271	18,622
In-process research and development expenditures	—	—	8,310
Change in valuation allowance allocated to income tax expense	—	(17,870)	815
Extraterritorial income exclusion	(681)	(1,470)	—
Research and other credits	(2,705)	(3,077)	(1,414)
Other, net	2,229	740	60

	$40,262	$(293)	$32,187

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 29, 2003, June 30, 2002, and July 1, 2001

In 2003, pretax book income reflects the amortization of intangibles, other than goodwill, related to the acquisition of Giganet, Inc. during 2001. In 2002, pretax book income reflects amortization of goodwill and other intangibles related to the acquisition of Giganet, Inc. during 2001.

At June 29, 2003, the Company had federal and state net operating loss carryforwards of $14.2 million and $3.0 million, respectively, which are available to offset future federal and state taxable income. If unused, the federal net operating loss carryforwards will expire during the years 2011 through 2021, and the state net operating loss carryforwards will begin to expire in 2009. Included in these amounts are a Giganet, Inc. federal net operating loss carryforward of $14.2 million, which was incurred prior to the acquisition by the Company. The utilization of this net operating loss carryforward is limited due to restrictions imposed under federal law due to a change in ownership.

At June 29, 2003, the Company had federal and state research and experimentation credit carryforwards of $11.7 million and $4.0 million, which are available to reduce federal and state income taxes. If unused, the federal carryforwards expire during the years 2009 through 2023, and the state carryforwards are available indefinitely. For federal purposes, the Company has alternative minimum tax credit carryforwards of approximately $4.3 million, which are available for carryforward indefinitely, and $90 thousand of foreign tax credit carryforwards available through 2008. For state purposes, the Company has $0.2 million of other credits available through 2010.

During 2003, the Internal Revenue Service completed an examination of the Company’s Federal Income tax return for its taxable year ended June 28, 1998. The audit was closed with no changes.

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

	2003	2002	2001

	(in thousands)
Net revenues:
Fibre Channel	$304,596	$247,705	$234,020
IP networking	2,408	4,242	1,567
Traditional networking and other:
Printer servers	1,098	2,581	5,147
Network access	10	247	4,422
Other	96	(34)	151

Total traditional networking and other	1,204	2,794	9,720

Total net revenues	$308,208	$254,741	$245,307

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 29, 2003, June 30, 2002, and July 1, 2001

Revenues by Geographic Area:

The Company’s net revenues by geographic area based on bill-to location are:

	2003		2002		2001

	(in thousands)
United States	$185,195	60%	$152,638	60%	$154,505	63%
Europe	101,476	33%	90,130	35%	81,645	33%
Pacific Rim Countries	21,537	7%	11,973	5%	9,157	4%

	$308,208	100%	$254,741	100%	$245,307	100%

In 2003, 2002 and 2001 net revenues to the United Kingdom, based on bill-to location, were 14, 14 and 13 percent, respectively, and no other country in Europe accounted for more than 10 percent of net revenues during these periods.

Significant Customers:

The following table represents direct sales to customers accounting for greater than 10 percent of the Company’s net revenues or customer accounts receivable accounting for greater than 10 percent of the Company’s accounts receivable. Amounts not presented were less than 10 percent.

				Accounts
	Net Revenues			Receivable

	2003	2002	2001	2003	2002

Hewlett-Packard, including Compaq	23%	25%	25%	27%	26%
IBM, including Sequent	23%	20%	21%	34%	39%
EMC, including Data General	—	—	12%	—	—
Info-X	—	—	—	13%	—

In addition to direct sales, some of our larger OEM customers purchased or marketed products indirectly through distributors, resellers, or other third parties. Customers with total direct and indirect revenues, including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties, of more than 10 percent were as follows:

	Net Revenues

	2003	2002	2001

Hewlett-Packard, including Compaq	23%	25%	25%
IBM, including Sequent	26%	27%	30%
EMC, including Data General	22%	22%	22%
Info-X	—	—	—

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 29, 2003, June 30, 2002, and July 1, 2001

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

	2003	2002	2001

	(in thousands, except per share data)
Numerator:
Net income	$65,689	$(96,234)	$(23,603)
Adjustment for interest expense on convertible subordinated notes, net of tax	3,416	—	—

Numerator for diluted net income (loss) per share	$69,105	$(96,234)	$23,603

Denominator:
Denominator for basic net income (loss) per share - weighted average shares outstanding	82,051	81,487	76,122
Effect of dilutive securities:
Dilutive options outstanding	1,579	—	—
Dilutive common shares from assumed conversion of outstanding convertible subordinated notes	4,284	—	—

Denominator for diluted net income (loss) per share - adjusted weighted average shares	87,914	81,487	76,122

Basic net income (loss) per share	$0.80	$(1.18)	$(0.31)

Diluted net income (loss) per share	$0.79	$(1.18)	$(0.31)

Antidilutive options excluded from the computations	6,696	9,320	9,095

Antidilutive common shares from assumed conversion of outstanding convertible subordinated notes excluded from the calculation	—	6,408	—

Average market price of common stock	$19.71	$29.15	$50.31

As the Company recorded a net loss in 2002 and 2001, all outstanding stock options at June 30, 2002, and July 1, 2001, were excluded from the calculation of diluted net loss per share for those periods then ended because the effect would have been antidilutive. Also, as the Company recorded a net loss in 2002, the common stock equivalents associated with the convertible subordinated notes at June 30, 2002, were excluded from the calculation of diluted net loss for the period then ended because the effect would have been antidilutive. Additionally, the antidilutive options at June 29, 2003, were not included in the computation of diluted earnings per share for the year then ended because the options’ exercise prices were greater than the average market price of the common shares during the period.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 29, 2003, June 30, 2002, and July 1, 2001

Note 16 Quarterly Financial Data (Unaudited)

Selected quarterly financial data for 2003 and 2002 is as follows:

				Diluted
				income
	Net		Net	(loss)
	revenues	Gross profit	income (loss)	per share

	(in thousands, except per share data)
2003:
Fourth quarter	$81,762	$54,033	$18,439	$0.22
Third quarter	79,573	50,485	(248)	(0.00)
Second quarter	76,448	49,107	15,517	0.19
First quarter	70,425	42,543	31,981	0.37

Total	$308,208	$196,168	$65,689

2002:
Fourth quarter	$70,195	$42,110	$(11,447)	$(0.14)
Third quarter	69,591	42,126	(16,488)	(0.20)
Second quarter	62,211	33,854	(28,266)	(0.35)
First quarter	52,744	13,780	(40,033)	(0.49)

Total	$254,741	$131,870	$(96,234)

Note 17 Subsequent Event

Subsequent to the year ended June 29, 2003, the Company’s Board of Directors expanded the Company’s stock repurchase program to include the repurchase of all of the Company’s convertible subordinated notes and extend the entire program to June 2005. The combined program authorizes the repurchase of up to 4.0 million shares of common stock and the repurchase of all of the convertible subordinated notes. Also subsequent to the year ended June 29, 2003, and through August 27, 2003, the Company bought back approximately $93.9 million of its convertible subordinated notes at a discount to face value, spending approximately $87.3 million. The repurchased notes were cancelled, leaving convertible subordinated notes outstanding with a face value of approximately $114.7 million that, if converted, would result in the issuance of approximately 2.1 million shares. The resulting net pre-tax gain of approximately $4.7 million from the repurchase of the convertible subordinated notes will be reported in the first quarter of fiscal 2004.

CONSOLIDATED FINANCIAL STATEMENT

SCHEDULE OF EMULEX CORPORATION AND SUBSIDIARIES

Schedule II

EMULEX CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves

Years ended June 29, 2003, June 30, 2002, and July 1, 2001
(in thousands)

		Additions		Amounts
	Balance at	Charged to		Charged		Balance
	Beginning	Costs and	Additions-	Against	Reductions-	At End
Classification	of Period	Expenses	Other (1)	Reserve	Other (2)	Of Period

Year ended June 29, 2003:
Allowance for doubtful accounts	$1,597	$248	$—	$1	$—	$1,844

Inventory valuation reserves	$10,247	$23	$—	$5,927	$—	$4,343

Sales returns, allowances and reserves	$718	$5,840	$—	$4,405	$—	$2,153

Warranty reserve	$2,244	$1,642	$—	$1,154	$383	$2,349

Year ended June 30, 2002:
Allowance for doubtful accounts	$1,298	$510	$—	$211	$—	$1,597

Inventory valuation reserves	$4,483	$13,850	$—	$8,086	$—	$10,247

Sales returns, allowances and reserves	$961	$4,293	$—	$4,536	$—	$718

Warranty reserve	$1,474	$1,394	$—	$624	$—	$2,244

Year ended July 1, 2001:
Allowance for doubtful accounts	$844	$435	$95	$76	$—	$1,298

Inventory valuation reserves	$2,547	$2,961	$182	$1,207	$—	$4,483

Sales returns, allowances and reserves	$1,085	$3,005	$—	$3,129	$—	$961

Warranty reserve	$963	$1,150	$46	$685	$—	$1,474

(1)	Represents the acquisition of Giganet, Inc.

(2)	Change in estimate for preexisting warranties, including expirations

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMULEX CORPORATION

Date: September 23,2003	By:	/s/ Paul F. Folino

Paul F. Folino Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 23, 2003.

Signature	Title

Principal Executive Officer:

/s/ Paul F. Folino (Paul F. Folino)	Chairman of the Board and Chief Executive Officer

Principal Financial and Accounting Officer:

/s/ Michael J. Rockenbach	Exec. Vice President, Chief Financial Officer,
(Michael J. Rockenbach)	Secretary and Treasurer

/s/ Fred B. Cox
(Fred B. Cox)	Director and Chairman Emeritus

/s/ Michael P. Downey
(Michael P. Downey)	Director

/s/ Bruce C. Edwards
(Bruce C. Edwards)	Director

/s/ Cornelius A. Ferris
(Cornelius A. Ferris)	Director

/s/ Robert H. Goon
(Robert H. Goon)	Director

(Don M. Lyle)	Director

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

3.3	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.3 to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 29, 2002).

3.4	Amendment to Bylaws of the Company adopted by the Board of Directors on March 2, 2001 (incorporated by reference to Exhibit 3.4 to the Company’s 2002 Annual Report on Form 10-K).

3.5	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

4.1	Rights Agreement, dated January 19, 1989, as amended (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

4.2	Certificate regarding extension of Final Expiration Date of Rights Agreement dated January 18, 1999 (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-3, filed on May 17, 1999).

4.3	Form of 1.75% Convertible Subordinated Note due February 1, 2007 (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3, amended on June 28, 2002).

4.4	Indenture between the Company, as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated January 29, 2002, related to the Company’s 1.75% Convertible Subordinated Notes due February 1, 2007 (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-3, amended on June 28, 2002).

4.5	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation dated January 29, 2002, related to the Company’s 1.75% Convertible Subordinated Notes due February 1, 2007 (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-3, amended on June 28, 2002).

10.1	Standard Industrial Lease—Net dated April 6, 1982, between C.J. Segerstrom & Sons and the Company and amendments thereto (incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-1 [File No. 2-79466] filed on September 23, 1982, Exhibit 10.8 to the Company’s 1983 Annual Report on Form 10-K, and Exhibit 10.6 to the Company’s 1986 Annual Report on Form 10-K).

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.2	1993 Amendment to Standard Industrial Lease - Net dated April 29, 1993, between C.J. Segerstrom & Sons and the Company (incorporated by reference to Exhibit 10.9 to the Company’s 1993 Annual Report on Form 10-K).

10.3	Master Purchase Agreement dated March 12, 1998, between Emulex Corporation and K*TEC Electronics Corporation (incorporated by reference to Exhibit 10.21 to the Company’s 1999 Annual Report on Form 10-K).

10.4	Amendment to Master Purchase Agreement dated March 12, 1998, between Emulex Corporation and K*Tec Electronics Corporation (incorporated by reference to Exhibit 10.22 to the Company’s 1999 Annual Report on Form 10-K).

10.5	Amendment to Master Purchase Agreement effective February 1, 1999, between Emulex Corporation and K*Tec Electronics Corporation (incorporated by reference to Exhibit 10.23 to the Company’s 1999 Annual Report on Form 10-K).

10.6	Giganet, Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed March 2, 2001).

10.7	Emulex Corporation Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to the Company’s 2002 Annual Report on Form 10-K).

10.8	Emulex Corporation 1997 Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.8 to the Company’s 2002 Annual Report on Form 10-K).

10.9	Emulex Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.9 to the Company’s 2002 Annual Report on From 10-K).

10.10	Consulting agreement dated December 7, 2000 between Cornelius A. Ferris and the Company (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2001).

10.11	Manufacturing agreement dated November 2, 2000, between Emulex Corporation and Manufacturers’ Services, Ltd. (incorporated by reference to Exhibit 10.14 to the Company’s 2001 Annual Report on Form 10-K).

10.12	Standard Commercial Lease between the Flatley Company and Giganet, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s 2001 Annual Report on Form 10-K).

10.13	Build to suit lease by and between C.J. Segerstrom & Sons, a California General Partnership, as landlord, and the Company, as tenant (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-3, amended on June 28, 2002).

10.14	Form of Key Employee Retention Agreement to which the following executive officers of the Company are a party: Paul F. Folino, Kirk D. Roller, Ronald P. Quagliara, William F. Gill, Sadie A. Herrera, Karen Mulvany, Michael J. Rockenbach and Michael E. Smith (incorporated by reference to Exhibit 10.14 to the Company’s 2002 Annual Report on Form 10-K).

10.15	Form of Indemnification Agreement between the Company and each of its directors (incorporated by reference to Exhibit 10.15 to the Company’s 2002 Annual Report on Form 10-K).

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.16	Lease dated June 30, 1999, by and between C.J. Segerstrom & Sons, a California General Partnership, as landlord, and the Company, as tenant (incorporated by reference to Exhibit 10.16 to the Company’s 2002 Annual Report on Form 10-K).

10.17	First Amendment to Lease (amendment dated January 21, 2000), by and between C.J. Segerstrom & Sons, a California General Partnership as landlord, and the Company, as tenant (incorporated by reference to Exhibit 10.17 to the Company’s 2002 Annual Report on Form 10-K).

10.18	Second Amendment to Lease (amendment dated February 7, 2001), by and between C.J. Segerstrom & Sons, a California General Partnership as landlord, and the Company, as tenant (incorporated by reference to Exhibit 10.18 to the Company’s 2002 Annual Report on Form 10-K).

10.19	Third Amendment to Lease (amendment dated February 21, 2002), by and between C.J. Segerstrom & Sons, a California General Partnership as landlord, and the Company, as tenant (incorporated by reference to Exhibit 10.19 to the Company’s 2002 Annual Report on Form 10-K).

10.20	Fourth Amendment to Lease (amendment dated May 2, 2002), by and between C.J. Segerstrom & Sons, a California General Partnership as landlord, and the Company, as tenant (incorporated by reference to Exhibit 10.20 to the Company’s 2002 Annual Report on Form 10-K).

10.21	Manufacturing agreement dated June 2, 2003, between Emulex Corporation and Benchmark Electronics Incorporated.

10.22	Real Estate Lease dated September 12, 2000, between LM Venture, LLC and Emulex Corporation.

10.23	First Amendment to Lease (amendment dated February 8, 2001), between LM Venture LLC and Emulex Corporation.

21	List of the Company’s subsidiaries.

23	Independent Auditors’ Consent.

31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14 (a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14 (a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.