Form 10-Q
period 2003-09-28
EMULEX CORP /DE/
filed 2003-11-10
CIK 350917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 28, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  [X] No [  ]

As of November 5, 2003, the registrant had 82,859,725 shares of common stock outstanding.

EMULEX CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	September 28,	June 29,
	2003	2003

Assets
Current assets:
Cash and cash equivalents	$72,181	$136,971
Restricted cash	43,156	9,342
Investments	228,399	239,302
Accounts and other receivables, net	52,747	46,678
Litigation settlements receivable	13,095	13,095
Inventories, net	12,479	10,998
Prepaid expenses	5,279	5,516
Deferred income taxes	28,384	36,330

Total current assets	455,720	498,232
Property and equipment, net	34,251	26,585
Investments	216,625	234,847
Goodwill	397,256	397,256
Other intangibles, net	25,617	27,067
Other assets	3,262	5,782

	$1,132,731	$1,189,769

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	20,645	11,298
Accrued liabilities	15,973	18,806
Accrued litigation settlements	39,500	39,500
Income taxes payable	11,368	5,457

Total current liabilities	87,486	75,061
Convertible subordinated notes	114,648	208,518
Deferred income taxes	3,486	4,260

Total liabilities	205,620	287,839

Commitments and contingencies (note 7)
Subsequent events (note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	—	—
Common stock, $0.10 par value; 240,000,000 shares authorized; 82,616,687 and 82,465,813 issued and outstanding at September 28, 2003, and June 29, 2003, respectively	8,262	8,247
Additional paid-in capital	909,857	907,976
Deferred compensation	(2,462)	(3,159)
Retained earnings (accumulated deficit)	11,454	(11,134)

Total stockholders’ equity	927,111	901,930

	$1,132,731	$1,189,769

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	September 28,	September 29,
	2003	2002

Net revenues	$84,577	$70,425
Cost of sales	28,327	27,882

Gross profit	56,250	42,543

Operating expenses:
Engineering and development	16,344	13,673
Selling and marketing	4,602	4,664
General and administrative	3,657	2,746
Amortization of other intangibles	1,450	1,453

Total operating expenses	26,053	22,536

Operating income	30,197	20,007

Nonoperating income:
Interest income	2,498	3,702
Interest expense	(1,033)	(1,804)
Gain on repurchase of convertible subordinated notes	4,665	28,729
Other income (expense), net	106	(30)

Total nonoperating income	6,236	30,597

Income before income taxes	36,433	50,604
Income tax provision	13,845	18,623

Net income	$22,588	$31,981

Net income per share:
Basic	$0.27	$0.39

Diluted	$0.27	$0.37

Number of shares used in per share computations:
Basic	82,541	81,844

Diluted	87,472	89,166

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	September 28,	September 29,
	2003	2002

Cash flows from operating activities:
Net income	$22,588	$31,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,874	2,532
Gain on repurchase of convertible subordinated notes	(4,665)	(28,729)
Increase in restricted cash related to litigation settlements	(39,500)	—
Stock-based compensation	597	846
Amortization of other intangibles	1,450	1,453
Loss (gain) on disposal of property and equipment	(1)	24
Deferred income taxes	7,172	16,918
Tax benefit from exercise of stock options	751	287
Provision for doubtful accounts	34	56
Changes in assets and liabilities:
Accounts and other receivables	(6,103)	(4,318)
Inventories	(1,481)	(3,543)
Prepaid expenses and other assets	755	749
Accounts payable	9,347	3,938
Accrued liabilities	(2,724)	(1,026)
Income taxes payable	5,911	1,371

Net cash provided by (used in) operating activities	(2,995)	22,539

Cash flows from investing activities:
Net proceeds from sale of property and equipment	6	—
Additions to property and equipment	(10,545)	(2,358)
Decrease in restricted cash related to the construction escrow account	5,686	284
Purchases of investments	(114,918)	(228,771)
Maturities of investments	144,043	159,139

Net cash provided by (used in) investing activities	24,272	(71,706)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock option plans	1,245	181
Repurchase of convertible subordinated notes	(87,312)	(104,169)

Net cash used in financing activities	(86,067)	(103,988)

Net decrease in cash and cash equivalents	(64,790)	(153,155)
Cash and cash equivalents at beginning of period	136,971	282,561

Cash and cash equivalents at end of period	$72,181	$129,406

Supplemental disclosures:
Cash paid during the period for:
Interest	$1,826	$3,052
Income taxes	11	502

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.	Summary of Significant Accounting Policies and Basis of Presentation

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly its financial position as of September 28, 2003, and June 29, 2003, and its condensed consolidated statements of income for the three months ended September 28, 2003, and September 29, 2002, and its condensed consolidated statements of cash flows for the three month periods then ended. Interim results for the three months ended September 28, 2003, are not necessarily indicative of the results that may be expected for the year ending June 27, 2004. The interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2003.

Recently Adopted Accounting Standards

The Emerging Issues Task Force (“EITF”) recently reached a consensus on its tentative conclusions for EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides accounting guidance for customer solutions where delivery or performance of products, services and/or performance may occur at different points in time or over different periods of time. Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s financial position, results of operations or liquidity.

In April 2003, the Financial Accounting Standards Board, (“FASB”) issued Statement 149, an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires prospective application for contracts entered into or modified after June 30, 2003, except for contracts that exist in fiscal quarters that began prior to June 15, 2003, and for hedging relationships designated after June 30, 2003. For existing contracts in fiscal quarters that began prior to June 15, 2003, the provisions of this Statement that relate to Statement 133 implementation issues should continue to be applied in accordance with their respective effective dates. Statement 149 requires that contracts with comparable characteristics be accounted for similarly. The adoption of this pronouncement did not have a material impact on the Company’s financial position, results of operations or liquidity.

In May 2003, the FASB issued Statement 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Statement 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public companies during the first interim period beginning after June 15, 2003. The adoption of this pronouncement did not have a material impact on the Company’s financial position, results of operations or liquidity.

Stock-Based Compensation

In December 2002, the FASB issued Statement 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Statement 148 amends the disclosure requirements in Statement 123, “Accounting for Stock-Based Compensation” for annual periods ending after December 15, 2002, and for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of Statement 148 during the three months ended March 30, 2003. Effective for financial statements for fiscal years ending after December 15, 2002, Statement 148 also provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of Statement 123. Should the Company be required to adopt the fair value measurement provisions of Statement 123 and Statement 148, it would have a material non-cash impact on the Company’s results of operations. However, the Company has no plans to adopt the fair value measurement provisions of Statement 123 unless required to under new accounting standards and, as such, the adoption of Statement 148 did not have a material impact on the Company’s financial position, results of operations or liquidity.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

The Company accounts for its stock-based awards to employees using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25 and related Interpretations. Stock-based awards to non-employees, if any, are recorded using the fair value method. Had the Company determined compensation cost based on the fair value at the grant date for all its stock options under Statement 123, the Company’s net income would have been the pro forma amounts indicated below:

	Three Months Ended

	September 28,	September 29,
	2003	2002

	(In thousands, except per share data)
Net income as reported	$22,588	$31,981
Add: Total employee stock-based compensation expense included in net income as reported, net of related tax effects	596	845
Deduct: Total employee stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(7,976)	(9,263)

Pro forma net income	$15,208	$23,563

Pro forma net income per share
Basic – as reported	$0.27	$0.39

Basic – pro forma	$0.18	$0.29

Diluted – as reported	$0.27	$0.37

Diluted – pro forma	$0.18	$0.28

The fair value of each option granted during the three months ended September 28, 2003, and September 29, 2002, was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended

	September 28,	September 29,
	2003	2002

Risk-free interest rate	2.3%	2.3%
Stock volatility	117.7%	98.5%
Dividend yield	0.0%	0.0%
Average expected lives (years)	2.6	3.7
Weighted-average fair value per option granted	$15.64	$11.51

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

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

2.	Inventories

Inventories, net, are summarized as follows:

	September 28,	June 29,
	2003	2003

	(in thousands)
Raw materials	$6,004	$3,802
Finished goods	6,475	7,196

	$12,479	$10,998

Starting in late September 2001, some of the Company’s major customers made announcements that general economic conditions, exacerbated by the increase in economic uncertainty in the aftermath of the terrorist events of September 11, 2001, were having a negative impact on their financial results. The announcements made, and forecasts received, indicated deteriorating demand for the Company’s one gigabit per second (“Gbps”) products as these customers were expected to migrate to two Gbps products for future purchases. As a result, the Company recorded an excess and obsolete inventory charge totaling $13.6 million during the three months ended September 30, 2001. After initially recording its one Gbps reserve in September 2001, the Company has subsequently reduced this reserve by a total of $8.7 million through September 28, 2003, as previously-reserved inventory has been sold. Overall, the Company has been able to recover a significant portion of this reserved inventory that was not expected based on the Company’s forecasts and the forecasts received from its customers when this excess and obsolete inventory charge was recorded. In addition to the sale of some of this previously-reserved product, the Company has also scrapped $3.4 million of this reserved inventory and negotiated and paid cancellation charges of $0.2 million through September 28, 2003, related to this excess and obsolete inventory charge since it was initially recorded. As of September 28, 2003, the remaining reserve for one Gbps products was $1.3 million. However, as with all inventory, the Company regularly compares forecasted demand for its one Gbps products against inventory on hand and open purchase commitments and accordingly, the Company may have to record reductions to the carrying value of excess and obsolete inventory if forecasted demand decreases. As of September 28, 2003, the Company had unreserved one Gbps inventory on hand of approximately $0.9 million.

3.	Goodwill and Other Intangibles

Goodwill and other intangibles, net, are as follows:

	September 28,	June 29,
	2003	2003

	(in thousands)
Intangible assets not subject to amortization:
Goodwill	$397,256	$397,256

Intangible assets subject to amortization:
Core technology and patents	$40,600	$40,600
Accumulated amortization, core technology and patents	(14,983)	(13,533)

Intangible assets subject to amortization	$25,617	$27,067

Effective July 1, 2002, the Company adopted Statement 142, “Goodwill and Other Intangible Assets” and, as a result, the Company ceased amortizing goodwill of $397.3 million beginning July 1, 2002. Goodwill will be tested for impairment at least annually, but also on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred.

The remaining intangible assets subject to amortization are being amortized on a straight-line basis over seven years. Aggregated amortization expense for these intangibles for the three months ended September 28, 2003, and September 29, 2002, was $1.5 million in each period and for the next five full fiscal years is expected to be (in thousands):

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

2004	$5,800
2005	$5,800
2006	$5,800
2007	$5,800
2008	$3,867

4.	Other Assets

Components of other assets are as follows:

	September 28,	June 29,
	2003	2003

	(in thousands)
Deferred debt issuance costs – convertible subordinated notes, net	$2,513	$4,670
Long-term prepaid assets	652	1,016
Refundable deposits	97	96

	$3,262	$5,782

5.	Accrued Liabilities

Components of accrued liabilities are as follows:

	September 28,	June 29,
	2003	2003

	(in thousands)
Payroll and related costs	$8,067	$8,406
Accrued inventory purchases	21	1,449
Accrued interest	322	1,502
Warranty reserves	2,570	2,349
Deferred revenue	1,603	2,054
Accrued advertising and promotions	873	719
Other	2,517	2,327

	$15,973	$18,806

Deferred revenue includes an accrual for estimated returns and allowances of $1.5 million and $1.9 million at September 28, 2003 and June 29, 2003, respectively. Deferred revenue also includes the revenue related to legacy cLAN products with unspecified upgrade rights of $0.1 and $0.2 million at September 28, 2003, and June 29, 2003, respectively.

The Company provides a warranty of between one and three years on its Fibre Channel and Internet Protocol products and provides a warranty of between one and five years on its traditional networking products. The Company records a provision for estimated warranty related costs at the time of sale based on historical product returns and the Company’s expected future cost of fulfilling its warranty obligations.

Changes to the warranty reserve for the three months ended September 28, 2003, and September 29, 2002, were:

	Three Months Ended

	September 28,	September 29,
	2003	2002

	(in thousands)
Balance at beginning of period	$2,349	$2,244
Additions to costs and expenses	648	180
Amounts charged against reserve	(427)	(224)

Balance at end of period	$2,570	$2,200

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

6.	Convertible Subordinated Notes

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

During the three months ended September 29, 2002, the Company’s Board of Directors expanded the Company’s stock repurchase program to include repurchase of the Company’s convertible subordinated notes as well as shares of the Company’s common stock. In August 2002, the Company bought back at a discount to face value approximately $136.5 million in face value of its convertible subordinated notes for $104.2 million. The resulting net pre-tax gain of $28.7 million was recorded for the three months ended September 29, 2002. The repurchased notes were cancelled, leaving convertible subordinated notes outstanding with a face value of $208.5 million, which, if converted, would have resulted in the issuance of approximately 3.9 million shares.

During the three months ended September 28, 2003, the Company’s Board of Directors expanded the Company’s stock repurchase program to include the repurchase of all of the Company’s convertible subordinated notes and extended the entire program to June 2005. The combined program authorizes the repurchase of up to 4.0 million shares of common stock and the repurchase of all of the remaining outstanding convertible subordinated notes. Also during the three months ended September 28, 2003, the Company bought back approximately $93.9 million in face value of its convertible subordinated notes at a discount to face value for approximately $87.3 million. The resulting net pre-tax gain of approximately $4.7 million was recorded in the three months ended September 28, 2003. The repurchased notes were cancelled, leaving convertible subordinated notes outstanding with a face value of approximately $114.6 million that, if converted, would result in the issuance of approximately 2.1 million shares. At September 28, 2003, 3.0 million shares of common stock and all of the $114.6 million face amount of the outstanding convertible subordinated notes remained authorized for repurchase.

7.	Commitments and Contingencies

Litigation

Beginning on or about February 20, 2001, the Company and certain of its officers and directors were named as defendants in a number of securities class action lawsuits filed in the United States District Court, Central District of California. The plaintiffs in the actions represent purchasers of the Company’s common stock during various periods ranging from January 18, 2001, through February 9, 2001. The complaints allege that the Company and certain of its officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints generally seek compensatory damages, costs and attorney’s fees in an unspecified amount. Pursuant to a Stipulation and Court Order, the actions were consolidated. On August 24, 2001, an Amended and Consolidated Complaint was filed. Defendants’ motion to dismiss was denied by way of an order dated March 7, 2002. Defendants’ motion for reconsideration of that order was denied by an order dated May 3, 2002. Plaintiffs commenced discovery. The court certified the class action by an order dated September 30, 2002. Following these class action lawsuits, a number of derivative cases were filed in state courts in California and Delaware, and in federal court in California, alleging that certain officers and directors breached their fiduciary duties to the Company in connection with the events alleged in the class action lawsuits. The derivative cases filed in California state courts were consolidated in Orange County Superior Court and plaintiffs filed a consolidated and amended complaint on January 31, 2002. On May 10, 2002, the Orange County Superior Court ordered that the consolidated actions be stayed pending resolution of the federal class action described above. The derivative suit in Delaware was dismissed on August 28, 2001. On March 15, 2002, the United States District Court for the Central District of California ordered that the federal derivative action be stayed pending resolution of the class action lawsuit described above. The Company has received inquiries about events giving rise to the lawsuits from the Securities and Exchange Commission and the Nasdaq Stock Market. On

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

April 22, 2003, the Company entered into two Memoranda of Understanding (“MOU’s”) agreeing to terms of settlement of both the class action and derivative litigation. The MOU’s call for settlement payments totaling $39.0 million, plus up to $0.5 million of the cost of providing notice to the class members. A Final Order and Judgment was approved by the court in the derivative cases on May 30, 2003, based on a Stipulation of Settlement of Derivative Claims dated as of May 13, 2003. An Order Preliminarily Approving Settlement and Providing for Notice was approved by the court in the federal class action on July 11, 2003, based on a Stipulation of Settlement dated as of July 3, 2003. A Settlement Hearing was held on October 15, 2003, in the federal class action, and the settlement was approved. As a result, the $39.5 million of restricted cash held in escrow was paid subsequent to September 28, 2003. Insurance proceeds are expected to reimburse the Company for a minimum of approximately $12.5 million of the settlement payments, in addition to $2.5 million for legal expenses, some of which has already been received by the Company. The probable net effect of the settlements to the Company, based on the Company’s current minimum estimate of reimbursement from the insurance carriers, is expected to be approximately $27.0 million, or $16.7 million after tax, recorded during 2003. The Company commenced an arbitration proceeding against three of its insurance carriers in June 2003 seeking reimbursement of $30.0 million for the defense and settlement costs.

Additionally, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Other Commitments and Contingencies

The Company recorded an estimated excess and obsolete inventory charge of $13.6 million associated with older-generation one Gbps products during the three months ended September 30, 2001. After initially recording its one Gbps reserve in September 2001, the Company has subsequently reduced this reserve by a total of $8.7 million through September 28, 2003, as previously-reserved inventory has been sold. Overall, the Company has been able to recover a significant portion of this reserved inventory that was not expected based on the Company’s forecast and the forecasts received from its customers when this excess and obsolete inventory charge was recorded. In addition to the sale of some of this previously-reserved product, the Company has also scrapped $3.4 million of this reserved inventory and negotiated and paid cancellation charges of $0.2 million through September 28, 2003, related to this excess and obsolete inventory charge since it was initially recorded. As of September 28, 2003, the remaining reserve for one Gbps products was $1.3 million. However, as with all inventory, the Company regularly compares forecasted demand for its one Gbps products against inventory on hand and open purchase commitments and accordingly, the Company may have to record reductions to the carrying value of excess and obsolete inventory if forecasted demand decreases. As of September 28, 2003, the Company had unreserved one Gbps inventory on hand of approximately $0.9 million.

The Company was previously required to enter into end-of-life purchase agreements for two key inventory components as the sole-source manufacturers of these components announced their discontinued manufacturing of the components. As of September 28, 2003, the Company’s remaining purchase obligation for the two components was $17.5 million.

During the third quarter of fiscal 2002, the Company entered into an agreement to relocate its headquarters locally in Costa Mesa, California. The Company is financing the build-to-suit construction phase of the new facility with its own capital, before beginning a 10-year lease term with an option to buy the land and buildings during the first six months of the lease term. If the Company does not exercise its option to purchase the facility, the landlord will obtain permanent financing and reimburse the Company for the construction costs. Construction on the Company’s new corporate headquarters is progressing. If purchased, the Company believes the total cost, including the land, building and other related capital expenditures, would be approximately $47.0 million. The Company’s total gross undiscounted financial commitment for the 10-year lease term would be approximately $45.9 million. At September 28, 2003, the Company had restricted cash of $3.7 million held in escrow associated with the construction of the headquarters. In addition, the Company has a $1.0 million letter of credit in place in lieu of a rental deposit on one of its other facilities.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

8.	Earnings per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing adjusted net income by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would be outstanding if the dilutive potential common shares from stock option plans and convertible subordinated notes had been issued. The dilutive effect of outstanding stock options is reflected in diluted net income per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended

	September 28,	September 29,
	2003	2002

	(in thousands, except per share data)
Numerator:
Net income	$22,588	$31,981
Adjustment for interest expense on convertible subordinated notes, net of tax	640	1,141

Numerator for diluted net income per share	$23,228	$33,122

Denominator:
Denominator for basic net income per share - weighted average shares outstanding	82,541	81,844
Effect of dilutive securities:
Dilutive options outstanding	1,700	1,806
Dilutive common shares from assumed conversion of subordinated notes	3,231	5,516

Denominator for diluted net income per share - adjusted weighted average shares outstanding	87,472	89,166

Basic net income per share	$0.27	$0.39

Diluted net income per share	$0.27	$0.37

Antidilutive options excluded from computation	7,077	5,673

Average market price of common stock	$23.68	$18.85

The antidilutive options were excluded from the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares during the three months ended September 28, 2003, and September 29, 2002.

9.	Subsequent Events

On October 8, 2003, the Company and Vixel Corporation, a Delaware corporation (“Vixel”), announced that the two companies have signed a definitive agreement for the Company to acquire Vixel, a leading supplier of embedded switch ASICs and subsystems for the storage networking market. Under the terms of the agreement, the Company will acquire Vixel for $10 per share in cash, for an estimated transaction value of approximately $310.0 million. The acquisition is structured as a cash tender offer for all of the shares of Vixel. Any Vixel shares not acquired by Emulex in the tender offer will be acquired in a second step merger in which remaining Vixel shareholders will receive the same cash price per share as that paid in the tender offer. In addition, the Company will assume all existing vested and unvested Vixel stock options. The tender offer is expected to be completed in November 2003, subject to regulatory approvals and certain closing conditions, including the tender of a majority of shares of capital stock of Vixel on a fully-diluted basis.

On October 17, 2003, the Company acquired the technology assets of Trebia Networks, Inc. and Trebia Networks Securities, Inc. The acquired technology includes multiprotocol storage networking processor

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

architectures and high-performance offload engines. The purchase price was $2.0 million in cash, with $0.5 million of that amount placed in an escrow account for at least 90 days.

The purchase price allocations have not been finalized for the pending Vixel acquisition and the completed Trebia technology asset acquisition. However, significant amounts may be allocated to in-process research and development (“IPR&D”) and to intangible assets, resulting in IPR&D expense and/or intangible asset amortization expense that would have a significant impact on the Company’s results of operations.

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

Actual future results could differ materially from those described in the forward-looking statements as a result of a variety of factors, including those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, and, in particular, the subsection entitled “Risk Factors” set forth therein, and in our most recently filed Annual Report on Form 10-K. These factors include risks related to the proposed acquisition of Vixel and the fact that the economy generally, and the technology and storage segments specifically, have recently been in a state of uncertainty making it difficult to determine if past experience is a good guide to the future and making it impossible to determine if markets will grow or shrink in the short term. Recently, our results have been significantly impacted by a widespread slowdown in information technology investment that has also pressured the storage networking market that is the mainstay of our business. A continued downturn in information technology spending could adversely affect our revenues and results of operations. As a result of this uncertainty, we are unable to predict with any accuracy what future results might be. Other factors affecting these forward-looking statements include, but are not limited to, the following: slower than expected growth of the storage networking market or the failure of our Original Equipment Manufacturer, or OEM, customers to successfully incorporate our products into their systems; our dependence on a limited number of customers and the effects of the loss of, or decrease or delays in orders by, any such customers, or the failure of such customers to make payments; the emergence of new or stronger competitors as a result of consolidating movements in the market; the timing and market acceptance of our or our OEM customers’ new or enhanced products; the variability in the level of our backlog and the variable booking patterns of our customers; the effects of terrorist activities and resulting political or economic instability; the highly competitive nature of the markets for our products as well as pricing pressures that may result from such competitive conditions; our ability and the ability of our OEM customers to keep pace with the rapid technological changes in our industry and gain market acceptance for new products and technologies; the effect of rapid migration of customers towards newer product platforms; possible transitions from board level to application specific integrated circuit, or ASIC, solutions for selected applications; a shift in unit product mix from high-end to midrange products; a decrease in the average unit selling prices or an increase in the manufactured cost of our products; delays in product development; our reliance on third-party suppliers and subcontractors for components and assembly; any inadequacy of our intellectual property protection or the potential for third-party claims of infringement; our ability to attract and retain key technical personnel; our dependence on foreign sales; the effect of our stock price on stock compensation charges; the effect of acquisitions; changes in tax rates or changes in accounting standards.

Readers should carefully review these cautionary statements since they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends and are in addition to other factors discussed elsewhere in this Form 10-Q, in our filings with the Securities and Exchange Commission or in materials incorporated therein by reference. We caution the reader, however, that these lists of risk factors may not be exhaustive. We expressly disclaim any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances.

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

Substantially all of our revenues during the first quarter of fiscal 2004 ended September 28, 2003, were comprised of products based on Fibre Channel technology. Our Fibre Channel development efforts began in 1992, and we shipped our first Fibre Channel product in volume in 1996. According to IDC and Gartner Dataquest, in calendar 2002 we were the world’s largest provider of Fibre Channel host bus adapters, in terms of revenue, ports and units shipped. Emulex has secured significant customer relationships with the world’s leading storage and server suppliers, including Dell, EMC, Fujitsu-Siemens, Groupe Bull, Hewlett-Packard, Hitachi Data Systems, IBM, NEC, Network Appliance and Unisys. In addition, we include industry leaders Brocade, Computer Associates, Intel, McDATA, Microsoft and VERITAS among our strategic partners. We market to OEMs and end users through our own worldwide selling organization as well as our two tier distribution partners, including ACAL, Avnet, Bell Microproducts, Info-X, Netmarks, Tech Data, Tidalwire and Tokyo Electron. Corporate headquarters are located in Costa Mesa, California. As of September 28, 2003, we had a total of 403 employees. References contained herein to “Emulex,” the “Company,” the “Registrant,” “we,” “our,” and “us,” refer to Emulex Corporation and its subsidiaries.

Subsequent Events

On October 8, 2003, Emulex and Vixel Corporation, a Delaware corporation, or Vixel, announced that the two companies have signed a definitive agreement for us to acquire Vixel, a leading supplier of embedded switch ASICs and subsystems for the storage networking market. Under the terms of the agreement, we will acquire Vixel for $10 per share in cash, for an estimated transaction value of approximately $310.0 million. The acquisition is structured as a cash tender offer for all of the shares of Vixel. Any Vixel shares not acquired by us in the tender offer will be acquired in a second step merger in which remaining Vixel shareholders will receive the same cash price per share as that paid in the tender offer. In addition, we will assume all existing vested and unvested Vixel stock options. The tender offer is expected to be completed in November 2003, subject to regulatory approvals and certain closing conditions, including the tender of a majority of shares of capital stock of Vixel on a fully-diluted basis.

On October 17, 2003, we acquired the technology assets of Trebia Networks, Inc. and Trebia Networks Securities, Inc., or Trebia. The acquired technology includes multiprotocol storage networking processor architectures and high-performance offload engines. The purchase price was $2.0 million in cash, with $0.5 million of that amount placed in an escrow account for at least 90 days.

The purchase price allocations have not been finalized for the pending Vixel acquisition and the completed Trebia technology asset acquisition. However, significant amounts may be allocated to in-process research and development, or IPR&D, and to intangible assets, resulting in IPR&D expense and/or intangible asset amortization expense that would have a significant impact on our results of operations.

Results of Operations

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere herein.

	Percentage of Net Revenues
	for the Three Months Ended

	September 28,	September 29,
	2003	2002

Net revenues	100.0%	100.0%
Cost of sales	33.5	39.6

Gross profit	66.5	60.4

Operating expenses:
Engineering and development	19.3	19.4
Selling and marketing	5.5	6.6
General and administrative	4.3	3.9
Amortization of other intangibles	1.7	2.1

Total operating expenses	30.8	32.0

Operating income	35.7	28.4

Nonoperating income:
Interest income	3.0	5.3
Interest expense	(1.2)	(2.6)
Gain on repurchase of convertible subordinated notes	5.5	40.8
Other income (expense), net	0.1	(-)

Total non-operating income	7.4	43.5

Income before income taxes	43.1	71.9
Income tax provision	16.4	26.5

Net income	26.7%	45.4%

Net Revenues

Net revenues for the first three months of fiscal 2004 ended September 28, 2003, increased $14.2 million, or 20 percent, to $84.6 million, compared to the same three months of fiscal 2003 ended September 29, 2002.

From a product line perspective, net revenues generated from our Fibre Channel products for the three months ended September 28, 2003, were $84.1 million, an increase of $15.3 million, or 22 percent, compared to the three months ended September 29, 2002, and represented 99 percent of total net revenues. We continue to believe that our net revenues from our Fibre Channel products are being generated primarily as a result of our product certifications and qualifications with OEM customers, which take product both directly and through distribution channels.

Net Revenues by Product Line

	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	September 28,	of Net	September 29,	of Net	Increase/	Percentage
(in thousands)	2003	Revenues	2002	Revenues	(Decrease)	Change

Fibre Channel	$84,100	99%	$68,754	98%	$15,346	22%
IP networking	472	1%	1,646	2%	(1,174)	(71%)
Traditional networking	5	—	25	—	(20)	(80%)

Total net revenues	$84,577	100%	$70,425	100%	$14,152	20%

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

In addition to direct sales, some of our larger OEM customers purchased or marketed products indirectly through distributors, resellers or other third parties. Customers whose direct net revenues or total direct and indirect net revenues (including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties) exceeded 10 percent of our net revenues, were as follows:

Net Revenues by Major Customers

	Direct Revenues		Total Direct and Indirect Revenues (2)

	Three Months	Three Months
	Ended	Ended	Three Months	Three Months
	September 28,	September 29,	Ended September	Ended September
	2003	2002	28, 2003	29, 2002

Net revenue percentage (1)
IBM	21%	23%	21%	25%
Hewlett-Packard	19%	23%	21%	23%
Tidalwire	16%	—	—	—
Info-X	11%	—	—	—
EMC	—	—	31%	18%

(1)	Amounts less than 10 percent are not presented

(2)	Customer-specific models sold indirectly are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.

Direct sales to our top five customers accounted for 74 percent of total net revenues for the three months ended September 28, 2003, compared to 67 percent in September 29, 2002, and we expect to be similarly concentrated in the future. Our net revenues from our customers can be significantly impacted by changes in the business models of our customers. Beginning in late 2002, EMC began sourcing more product through distribution rather than purchasing it directly. Consequently, direct sales to EMC have been impacted, while indirect EMC revenues through distribution have risen.

From a sales channel perspective, net revenues generated from OEM customers were 57 percent of net revenues and sales through distribution were 43 percent in the three months ended September 28, 2003. Our OEM customers may take products both directly and through distribution channels.

Net Revenues by Sales Channel

	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	September 28,	of Net	September 29,	of Net	Increase/	Percentage
(in thousands)	2003	Revenues	2002	Revenues	(Decrease)	Change

OEM	$48,010	57%	$48,632	69%	$(622)	(1%)
Distribution	36,527	43%	21,702	31%	14,825	68%
End-User	40	—	91	—	(51)	(56%)

Total net revenues	$84,577	100%	$70,425	100%	$14,152	20%

A major factor in the increased distribution net revenues is that beginning in 2002, one of our larger OEM customers, EMC, began sourcing more product through distribution rather than purchasing it directly.

In the three months ended September 28, 2003, domestic net revenues increased by $4.7 million, or 10 percent, and international net revenues increased by $9.5 million, or 43 percent, compared to the three months ended September 29, 2002.

Net Domestic and International Revenues

	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	September 28,	of Net	September 29,	of Net	Increase/	Percentage
(in thousands)	2003	Revenues	2002	Revenues	(Decrease)	Change

Domestic	$52,975	63%	$48,287	69%	$4,688	10%
Europe	23,026	27%	17,004	24%	6,022	35%
Pacific Rim	8,576	10%	5,134	7%	3,442	67%

Total net revenue	$84,577	100%	$70,425	100%	$14,152	20%

We believe the increases in domestic and international net revenues were principally a function of the overall size of the market for Fibre Channel products and increased market acceptance of our Fibre Channel products. We believe the increase in international net revenues at a higher rate than domestic net revenues is due to the continued increase in market acceptance of Fibre Channel products outside of the United States. However, because we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.

Gross Profit

Cost of sales included the cost of production of finished products as well as support costs and other expenses related to inventory management, manufacturing quality and order fulfillment. In the three months ended September 28, 2003, gross profit increased $13.7 million, or 32 percent, to $56.3 million, from $42.5 million in the three months ended September 29, 2002. Gross margin increased to 67 percent in the three months ended September 28, 2003, compared to 60 percent in the three months ended September 29, 2002. Starting in late September 2001, some of our major customers made announcements that general economic conditions, exacerbated by the increase in economic uncertainty in the aftermath of the terrorist events of September 11, 2001, were having a negative impact on their financial results. The announcements made, and forecasts received, indicated deteriorating demand for our one Gbps products as these customers were expected to migrate to two Gbps products for future purchases. As a result, we recorded an estimated excess and obsolete inventory charge totaling $13.6 million during the first quarter of fiscal 2002. After initially recording the one Gbps reserve during the first quarter of fiscal 2002, we have subsequently reduced this reserve by a total of $8.7 million through September 28, 2003, as previously-reserved inventory has been sold. Overall, we have been able to recover a significant portion of this reserved inventory that was not expected based on our forecasts and the forecasts received from our customers when this excess and obsolete charge was recorded. In addition to the sale of this previously-reserved product, we have also scrapped $3.4 million of this reserved inventory and negotiated and paid cancellation charges of $0.2 million through September 28, 2003, related to this excess and obsolete inventory charge since it was initially recorded. In the three months ended September 28, 2003, and September 29, 2002, the reduction related to our one Gbps reserve, as previously-reserved inventory has been sold, was $1.8 million and $0.2 million, respectively. Excluding the reductions of the excess and obsolete inventory reserve of $1.8 million in the three months ended September 28, 2003, and $0.2 million in the three months ended September 29, 2002, gross profit would have been $54.4 million and $42.4 million, respectively, and gross margin would have been 64 percent and 60 percent, respectively. The increase in gross profit and gross margin in the three months ended September 28, 2003, compared to the three months ended September 29, 2002, was also due to cost reductions for Fibre Channel products, higher Fibre Channel net revenues and volumes, and changes in product mix. Also, cost of sales included $4 thousand of amortized deferred stock-based compensation expense in each of the three months ended September 28, 2003, and September 29, 2002.

Engineering and Development

Engineering and development expenses consisted primarily of salaries and related expenses for personnel engaged in the design, development and technical support of our products. These expenses included third-party fees paid to consultants, prototype development expenses and computer services costs related to supporting computer tools used in the engineering and design process. Engineering and development expenses were $16.3 million and $13.7 million in the three months ended September 28, 2003, and September 29, 2002, representing 19 percent of net revenues in each period, respectively. Engineering and development expenses increased by $2.7 million, or 20 percent, in the three months ended September 28, 2003, compared to the three months ended September 29, 2002. This increase was due to our continued investment in Fibre Channel and IP engineering and development, which represented substantially all of our engineering and development efforts and expenses. Engineering expenses included $0.4 million and $0.5 million of amortized deferred stock-based compensation for the three months ended September 28, 2003, and September 29, 2002, respectively. Due to the technical nature of our products, engineering support is a critical part of our strategy during both the development of our products and the support of our customers from product design through deployment into the market. We intend to continue to make significant investments in the technical support and enhancement of our current products as well as the continued development of new products. While our engineering expenses in the three months ended September 28, 2003, increased at the same rate as net revenues in comparison to the three months ended September 29, 2002, engineering expenses can fluctuate from quarter to quarter depending on several factors, including, but not limited to, non-recurring engineering charges associated with new product introduction schedules, hiring patterns and depreciation of capital equipment.

Selling and Marketing

Selling and marketing expenses consisted primarily of salaries, commissions and related expenses for personnel engaged in the marketing and sales of our products, as well as trade shows, product literature, promotional support costs and other advertising-related costs. Selling and marketing expenses were $4.6 million and $4.7 million in the three months ended September 28, 2003, and September 29, 2002, representing five and seven percent of net revenues, respectively. Selling and marketing expenses decreased by $0.1 million, or one percent, in the three months ended September 28, 2003, compared to the three months ended September 29, 2002. Selling and marketing expenses included $0.1 million and $0.3 million of amortized deferred stock-based compensation expenses in the three months ended September 28, 2003, and September 29, 2002, respectively. The decrease in selling and marketing expenses is due primarily to this decrease of $0.2 million in deferred compensation expense, partially offset by an increase of $0.1 million in other salary-related expenses. As a portion of selling and marketing expenses, such as selling and marketing employees’ base compensation, is not driven directly by net revenue increases, the expenses have not expanded at the same rate as our net revenues.

General and Administrative

Ongoing general and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees and other associated corporate expenses. General and administrative expenses were $3.7 million and $2.7 million in the three months ended September 28, 2003, and September 29, 2002, representing four percent of net revenues in each period, respectively. General and administrative expenses increased by $0.9 million, or 33 percent, in the three months ended September 28, 2003, compared to the three months ended September 29, 2002. The increase in general and administrative expenses was primarily due to a $0.5 million increase in insurance expenses, a $0.2 million increase in legal expenses and a $0.2 million increase in accounting and tax services. General and administrative expenses included $37 thousand and $0.1 million of amortized deferred stock-based compensation expenses in the three months ended September 28, 2003, and September 29, 2002, respectively.

Amortization of Other Intangibles

Amortization of other intangibles included the amortization of intangible assets with estimable lives in 2003 and 2002. All intangible assets relate to the purchase of Giganet, completed during fiscal 2001. The amortization of other intangibles was $1.5 million in each of the three months ended September 28, 2003, and the three months ended September 29, 2002, representing two percent of net revenues in both periods. If our acquisition of Vixel is completed, it could result in a significant increase in amortization of other intangibles.

Nonoperating Income

Nonoperating income consisted primarily of interest income, interest expense and other non-operating income and expense items such as the gain on the repurchase of convertible subordinated notes. Our nonoperating income decreased by $24.4 million to $6.2 million in the three months ended September 28, 2003, from $30.6 million in the three months ended September 29, 2002. The decrease was due primarily to a decrease in gains on the repurchase of convertible subordinated notes of $24.0 million to $4.7 million in the three months ended September 28, 2003, compared to $28.7 million in the three months ended September 29, 2002. Additionally, the lower amount of convertible notes outstanding for the three months ended September 28, 2003, compared to the three months ended September 29, 2002, caused interest expense to decrease by $0.8 million to $1.0 million in the three months ended September 28, 2003, from $1.8 million in the three months ended September 29, 2002. Interest income decreased by

$1.2 million to $2.5 million in the three months ended September 28, 2003, from $3.7 million in the three months ended September 29, 2002, primarily due to lower interest yields and a lower level of invested funds.

Income Taxes

In the three months ended September 28, 2003, we recorded a tax provision in the amount of $13.8 million, or approximately 38 percent of our income before income taxes. In the three months ended September 29, 2002, we recorded a tax provision in the amount of $18.6 million, or approximately 37 percent of our income before income taxes. We recorded a tax rate other than the statutory federal tax rate in 2003 and 2002 principally due to state taxes in the United States. State taxes in the United States and the continued shift in our production to an electronics manufacturing service provider outside of the United States, which reduces deductions for products previously sourced from the United States, were the primary reasons for the increase in the tax rate to 38 percent in the three months ended September 28, 2003, from 37 percent in the three months ended September 29, 2002.

New Accounting Standards

In January 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51. Interpretation 46 addresses consolidation by business enterprises of variable interest entities. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not believe that we have any variable interest entities to which Interpretation 46 will apply.

Critical Accounting Policies

The preparation of the financial statements requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying values of assets and liabilities. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions.

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

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts based upon historical write-offs as a percentage of net revenues. Although we have not experienced significant losses on accounts receivable historically, our accounts receivable are concentrated with a small number of customers. Consequently, any write-off associated with one of these customers could have a significant impact on our allowance for doubtful accounts.

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

Additionally, Statement 144, under which the recoverability of long-lived assets is assessed by determining whether the carrying value of an asset can be recovered through projected undiscounted future operating cash flows over its remaining life whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying value. The amount of impairment, if any, is measured based on fair value, which is determined using projected discounted future operating cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Stock-Based Compensation. We account for our stock-based awards to employees using the intrinsic value method. Stock-based awards to non-employees, if any, are recorded using the fair value method. See note 1 of the Condensed Consolidated Financial Statements for more information. Although we have no plans to adopt the fair value provisions of Statement 123 unless required to under new accounting standards for all stock awards, if we were required to account for all stock-based awards based on the fair value method, it would have a material non-cash impact on our results of operations.

Liquidity and Capital Resources

At September 28, 2003, we had $368.2 million in working capital and $560.4 million in cash and cash equivalents, restricted cash, current investments and long-term investments. At June 29, 2003, we had $423.2 million in working capital and $620.5 million in cash and cash equivalents, restricted cash, current investments and long-term investments. Our cash and cash equivalents decreased by $64.8 million to $72.2 million as of September 28, 2003, from $137.0 million as of June 29, 2003. The decrease in cash and cash equivalents was due to our financing and operating activities, which used $86.1 million and $3.0 million of cash and cash equivalents, respectively. The cash and cash equivalents used by financing and operating activities were partially offset by our investing activities, which provided $24.3 million of cash and cash equivalents.

In the three months ended September 28, 2003, operating activities used $3.0 million of cash and cash equivalents, primarily from net income before non-cash activities. Such non-cash activities consisted primarily of the increase in restricted cash related to the litigation settlements, deferred income taxes, the gain on repurchase of convertible subordinated notes, the depreciation and amortization of property and equipment, the amortization of other intangibles, the tax benefit from the exercise of stock options and stock-based compensation. In addition, cash and cash equivalents from operating activities increased due to an increase in accounts payable, an increase in income taxes payable, and a decrease in prepaid expenses and other assets. These increases to net cash provided by operating activities were partially offset by an increase in accounts and other receivables, a decrease in accrued liabilities and an increase in inventories. The cash provided by operating activities in the three months ended September 29, 2002, was primarily from net income before non-cash items such as the gain on repurchase of convertible subordinated notes, deferred income taxes, depreciation and amortization of property and equipment, amortization of other intangibles, stock-based compensation and the tax benefit from the exercise of stock options, as well as changes in other working capital balances.

In the three months ended September 28, 2003, investing activities, which primarily consisted of maturities of investments of $144.0 million, offset by purchases of investments of $114.9 million, additions to property and equipment of $10.5 million, and an increase in restricted cash related to the construction escrow account of $5.7 million, provided $24.3 million of cash and cash equivalents. In the three months ended September 29, 2002 investing activities, which primarily consisted of purchases of investments of $228.8 million, maturities of investments of $159.1 million and additions to property and equipment of $2.4 million, used $71.7 million of cash and cash equivalents.

Financing activities used $86.1 million of cash and cash equivalents in the three months ended September 28, 2003. This decrease in cash and cash equivalents was primarily due to our repurchase of approximately $93.9 million in face value of convertible subordinated notes at a discount to face value, spending $87.3 million. The decrease in cash and cash equivalents was partially offset by proceeds of $1.2 million from the issuance of common stock under stock option plans. For the three months ended September 29, 2002, financing activities, which consisted primarily of our repurchase of approximately $136.5 million in face value of convertible subordinated notes at a discount to face value, spending $104.2 million, as well as the proceeds of $0.2 million from the issuance of common stock under stock option plans, used $104.0 million of cash and cash equivalents.

On January 29, 2002, we completed a $345.0 million private placement of 1.75 percent convertible subordinated notes due February 1, 2007. During the three months ended September 29, 2002, our Board of Directors expanded our repurchase program to include the repurchase of our convertible subordinated notes up to a purchase price of $125.0 million. Also during the three months ended September 29, 2002, we bought back at a discount to face value approximately $136.5 million in face value of our convertible subordinated notes for $104.2 million. The resulting net pre-tax gain of approximately $28.7 million was recorded for the three months ended September 29, 2002. The repurchased notes were cancelled, leaving convertible subordinated notes outstanding with a face value of $208.5 million, which, if converted, would have resulted in the issuance of approximately 3.9 million shares.

During the three months ended September 28, 2003, our Board of Directors expanded our stock repurchase program to include the repurchase of all of our convertible subordinated notes and extended the entire program to June 2005. The combined program authorizes the repurchase of up to 4.0 million shares of common stock and the repurchase of all of the remaining outstanding convertible subordinated notes. Also during the three months ended September 28, 2003, we bought back approximately $93.9 million in face value of our convertible subordinated notes at a discount to face value for approximately $87.3 million. The resulting net pre-tax gain of approximately $4.7 million was recorded for the three months ended September 28, 2003. The repurchased notes were cancelled, leaving convertible subordinated notes outstanding with a face value of approximately $114.6 million that, if converted, would result in the issuance of approximately 2.1 million shares. At September 28, 2003, 3.0 million shares of common stock and all of the $114.6 million face amount of the outstanding convertible subordinated notes remained authorized for repurchase.

We were previously required to enter into end-of-life purchase agreements for two key inventory components as the sole-source manufacturers of these components announced their discontinued manufacturing of the components. As of September 28, 2003, our remaining purchase obligation for the two components was $17.5 million.

For the three months ended March 30, 2003, we recorded a net $27.0 million before-tax charge associated with the tentative settlements of securities class action and derivative lawsuits. The net $27.0 million charge included $39.5 million expected to be paid to plaintiffs during fiscal 2004, less an estimated $12.5 million probable minimum recovery from our insurance carriers expected in fiscal 2004. In addition to the $12.5 million, our litigation settlements receivable based upon our probable minimum recovery at September 28, 2003, also includes $0.6 million designated for related legal fees. We commenced an arbitration proceeding against three of our insurance carriers in June 2003 seeking reimbursement of $30.0 million for the defense and settlement costs. At September 28, 2003, all related unpaid legal fees have been accrued as a liability and we had restricted cash of $39.5 million in escrow associated with these settlements. A Settlement Hearing was held on October 15, 2003, in the federal class action, and the settlement was approved. As a result, the $39.5 million held in escrow was paid subsequent to September 28, 2003.

In 2002, we entered into an agreement to relocate our headquarters locally in Costa Mesa, California. We are financing the build-to-suit construction phase of the approximately 180 thousand square feet facility with our own capital, before beginning a 10-year lease term with an option to buy the land and buildings during the first six months of the lease term. If we do not exercise our option to purchase the facility, the landlord will obtain permanent financing and reimburse us for the construction costs. Construction on our new corporate headquarters is progressing. If purchased, we believe the total cost, including the land, building and other related capital expenditures, would be approximately $47.0 million. Our total gross undiscounted financial commitment for the 10-year lease term would be approximately $45.9 million. At September 28, 2003, we had restricted cash of $3.7 million held in escrow associated with the construction of the headquarters. In addition, we have a $1.0 million letter of credit in place in lieu of a rental deposit on one of our other facilities.

As part of our commitment to storage networking product development, including Fibre Channel and IP Networking, we expect to continue our investments in property and equipment, most notably for additional engineering equipment, continued enhancement of our global IT infrastructure and the local relocation of our Costa Mesa, California facility. In addition, subsequent to September 28, 2003, we announced that we will acquire Vixel Corporation for an estimated transaction value of $310.0 million, subject to customary closing conditions, as well as spend $2.0 million to acquire the technology assets of Trebia Networks, Inc. and Trebia Networks Securities, Inc. during fiscal 2004. We will acquire Vixel for $10 per share in cash, and the Vixel acquisition is structured as a cash tender offer for all the shares of Vixel. To fund a portion of the Vixel acquisition, we may elect, among other things, to obtain short-term financing to avoid selling certain of our investments prior to maturity.

In addition, the plaintiffs in the tentative settlements of securities class action and derivative lawsuits were paid $39.5 million subsequent to September 28, 2003. We believe that our existing cash and cash equivalents balances, facilities and equipment leases, investments and anticipated cash flows from operating activities will be sufficient to support our working capital needs and capital expenditure requirements for at least the next 12 months.

As described above, the following summarizes our contractual obligations at September 28, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period

	(in thousands)
		Less than	1-3	4-5	After 5
	Total	1 year	Years	Years	years

Convertible subordinated notes and interest	$121,670	$1,003	$4,013	$116,654	$—
Operating leases	4,456	1,518	2,789	149	—
Non-cancelable purchase obligations for end of life components	17,469	17,469	—	—	—
Litigation settlements	39,500	39,500	—	—	—
Letter of credit	1,000	1,000	—	—	—
New corporate headquarters – lease option	45,899	2,220	8,972	9,104	25,603

Total	$229,994	$62,710	$15,774	$125,907	$25,603

Risk Factors

A prolonged downturn in information technology spending in general or spending on high-performance computer and storage systems in particular could adversely affect our revenues and results of operations.

The demand for our Fibre Channel products, which represented 99 percent of our net revenues for the three months ended September 28, 2003, has been supported by the demand for high-performance networking and data storage products and solutions that support enterprise computing requirements, including on-line transaction processing, data mining, data warehousing, multimedia and Internet applications. Any significant downturn in demand for such products and solutions, such as the slowdown experienced beginning in early 2001 and exacerbated by the September 11, 2001, terrorist attacks and resulting political and economic uncertainty, could adversely affect our business, results of operations and financial condition may be adversely affected. The adverse effects of any sustained downturn in information technology spending on our operating results may be exacerbated by our research and development investments, strategic investments and merger and acquisition activity, as well as customer service and support, which are expected to continue despite any such downturn.

Our business depends upon the continued growth of the storage networking market, and our business will be adversely affected if such growth does not occur or occurs more slowly than we anticipate.

The size of our potential market is dependent upon the broadening acceptance of our storage networking technologies as alternatives to other technologies traditionally utilized for network and storage communications, as well as the overall demand for storage. We believe that our investment in the storage networking market represents our greatest opportunity for revenue growth and profitability for the foreseeable future. However, the market for storage networking products may not gain broader acceptance and customers may not continue to choose our technology and products. Additionally, since our products are sold as parts of integrated systems, our products’ demand is driven by the demand for these integrated systems, including other companies’ complementary products. A lack of demand for the integrated systems or a lack of complementary products required for these integrated systems could have a material adverse effect on our business, results of operations and financial condition. If the storage networking market does not grow, or grows more slowly than we anticipate, attracts more competitors than we expect, as discussed below, or if our products do not achieve market acceptance, our business, results of operations and financial condition could be materially adversely affected.

Because a significant portion of our revenues are generated from sales to a limited number of customers, none of which are the subject of exclusive or long-term contracts, the loss of one or more of these customers could adversely affect our business.

We rely almost exclusively on OEMs and sales through distribution channels for our revenue. For the three months ended September 28, 2003, we derived approximately 57 percent of our net revenues from OEMs and 43 percent from sales through distribution. Furthermore, because the majority of our sales through distribution channels consist of OEM-certified products, we believe that OEM customers effectively controlled more than 88 percent of our revenue for the three months ended September 28, 2003. We may be unable to retain our current OEM and distributor customers or to recruit additional or replacement customers.

For the three months ended September 28, 2003, direct sales amounted to 21 percent for IBM, 19 percent for Hewlett-Packard, 16 percent for Tidalwire and 11 percent for Info-X. Direct sales to our top five customers accounted for 74 percent of total net revenues for the three months ended September 28, 2003. Additionally, some of our larger OEM customers purchased or marketed products indirectly through distributors, resellers or other third parties. Total net revenues, including direct sales to our OEM customers and their OEM-specific models purchased or marketed indirectly through other distribution channels, amounted to 31 percent of our total net revenues for EMC, 21 percent for IBM and 21 percent for Hewlett Packard for the three months ended September 28, 2003. Although we have attempted to expand our base of customers, we believe our revenues in the future will continue to be similarly derived from a limited number of customers, especially in light of the continuing consolidation the industry has experienced. As a result, to the extent that sales to any of our significant customers do not increase in accordance with our expectations or are reduced, our business, results of operations and financial condition could be materially and adversely affected.

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

The markets for our products are highly competitive and are characterized by rapid technological advances, price erosion, frequent new product introductions and evolving industry standards. We expect that our markets will continue to attract new competition. Our current and potential competition consists of major domestic and international companies, some of which have substantially greater financial, technical, marketing and distribution resources than we have. Additional companies may enter the markets for our storage networking products and new or stronger competitors may emerge as a result of consolidation movements in the marketplace. Furthermore, larger companies in other related industries may develop or acquire technologies and apply their significant resources, such as distribution channels and brand recognition, to acquire market share. Emerging companies attempting to obtain a share of the existing markets act as potential competition as well. Additionally, our existing competitors continue to introduce products with improved price/performance characteristics, and we will have to do the same to remain competitive. As the market grows and matures, we expect more customers to qualify multiple sources for OEM or standard products where we have prevailed previously as a single source, thus introducing competition into our existing customer accounts. Increased competition could result in significant price competition, reduced revenues, lower profit margins or loss of market share, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

We may not realize the anticipated benefits and may encounter unforeseen difficulties related to our proposed acquisition of Vixel.

On October 8, 2003, we announced a proposed acquisition of Vixel Corporation. The acquisition is subject to a number of conditions, including successful completion of a cash tender offer for the outstanding shares of Vixel. While the tender offer is expected to close on November 13, 2003, it may not close in accordance with our expectations or at all. To the extent that we are able to successfully complete the acquisition of Vixel, achieving the benefits of such acquisition will depend in part on our ability to integrate the technology, operations and personnel of the two companies in a timely and efficient manner. Future revenue from Vixel may decline from prior periods or may not meet our expectations or those of Vixel management, and current and ongoing expenses also may exceed our expectations or those of Vixel management. In addition, Vixel may be unable to obtain design wins in accordance with past practice or our expectations, and the design wins obtained to date may not translate into revenue in the amounts and during the periods we expect. Moreover, integrating Emulex and Vixel will be a complex, time consuming and expensive process and may disrupt our business if not completed in a timely and efficient manner. The acquisition and integration of Vixel’s business with Emulex will involve a number of risks and challenges, including:

•	Diversion of management’s attention from ongoing operations;

•	Difficulties and expenses in combining the operations, technology and systems of the two companies;

•	Difficulties and expenses in assimilating and retaining employees, including integrating teams that have not previously worked together;

•	Difficulties in creating and maintaining uniform standards, controls, procedures and policies;

•	Different geographic locations of the principal operations of Emulex and Vixel; and/or

•	Potential adverse short-term effects on operating results, primarily as a result of increased costs resulting from the integration of the operations of the two companies.

As a result of these and other difficulties, we may not realize the anticipated benefits of the acquisition and may encounter difficulties that could have a material adverse effect on our business and operating results or render our financial projections or other expectations of Vixel or the combined companies to be inaccurate.

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

Our revenues and results of operations have varied on a quarterly basis in the past and may vary significantly in the future. Accordingly, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful, and you should not rely on such comparisons as indications of our future performance. We may be unable to maintain our current levels of growth or profitability in the future. Our revenues and results of operations are difficult to forecast and could be adversely affected by many factors, including, among others:

•	The gain or loss of significant OEMs, OEM design wins or other customers;

•	Changes in the size, timing and terms of OEM and other customer orders;

•	Changes in the sales and deployment cycles for our products, particularly those sold through our OEM sales channels;

•	Changes in our significant customers’ desired inventory levels;

•	Our pending acquisition of Vixel;

•	The timing and market acceptance of new or enhanced product introductions by us, our OEM customers and our competitors;

•	Changes in the selling price of our products;

•	Changes in the mix of product sales or the mix of sales channels;

•	Difficulties in obtaining incremental market share growth;

•	Fluctuations in product development and other operating expenses;

•	Fluctuations in manufacturing cost, including the cost of components we use to produce our products;

•	Component shortages experienced by us, or reduced demand from our customers if our customers are unable to acquire the components used in conjunction with our products in their deployments;

•	The ability of our electronics manufacturing service providers to produce and distribute our products in a timely fashion;

•	Difficulties, disruptions or delays caused by the move of our corporate headquarters in fiscal 2004;

•	Difficulties with updates, changes or additions to our Enterprise Resource Planning (ERP) System;

•	Changes in general social and economic conditions, including but not limited to terrorism, public health and slower than expected market growth, with resulting changes in customer technology budgeting and spending;

•	Changes in technology, industry standards or consumer preferences;

•	Seasonality;

•	Changes in our accounting or other policies resulting from the adoption of new laws, regulations or pronouncements; and/or

•	Fluctuations in foreign currency exchange rates.

As a result of these and other unexpected factors or developments, we expect that in the future operating results will from time to time be below the expectations of investors or market analysts, which would have a material adverse effect on our stock price.

Our relatively small backlog of unfilled orders, possible customer delays or deferrals and our tendency to generate a large percentage of our quarterly sales near the end of the quarter contribute to possible fluctuations in our operating results that could have an adverse impact on our results of operations and stock price.

Historically, we have generally shipped products quickly after we receive orders, meaning that we do not always have a significant backlog of unfilled orders. As a result, our revenues in a given quarter may depend substantially on orders booked in that quarter. Alternatively, orders already in backlog may be deferred or cancelled, as was experienced and disclosed by us in early February of calendar 2001. Also, we have typically generated a large percentage of our quarterly revenues in the last month of the quarter. Our customers may change their accounting practices and purchasing patterns, thus reducing our ability to predict our quarterly sales. Additionally, we use blanket purchase orders with some customers, with customer-provided forecasts and customer controlled just-in-time pulls of products from hub warehouses, thus reducing our ability to predict our quarterly sales. As a result of these and other factors, we may not be able to accurately predict our quarterly sales. Because our expense levels are partially based on our expectations of future sales, in the event we experience unexpected decreases in quarterly sales, our expenses may be disproportionately large relative to our revenues and we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. A material shortfall in sales in relation to our quarterly expectations or any delay or deferral of customer orders would likely have an immediate and adverse impact on our results of operations and may adversely affect our stock price.

The failure of one or more of our significant customers to make payments could adversely affect our business.

We are subject to credit risk associated with the concentration of our accounts receivable from our customers. Our days sales outstanding, or DSOs, were 38 days at September 28, 2003, and 37 days at June 29, 2003. There can be no assurance they will remain at this level or improve. If one of our current significant customers were to declare bankruptcy, if we were to lose one of our current significant customers and did not receive their payments due to us, or if one of our current significant customers were to dispute a significant amount owed to us, we could experience a material adverse effect on our business, results of operations and financial condition.

The market price of our common stock may decline as a result of our proposed acquisition of Vixel Corporation.

In the event we are able to successfully complete the acquisition of Vixel, the market price of our common stock may decline as a result of such acquisition if:

•	The integration of Emulex and Vixel is unsuccessful;

•	We do not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial analysts or investors; and/or

•	The effect of the merger on our financial results, including but not limited to, increased in-process research and development expense, intangible asset amortization expense, integration expenses and ongoing operational expenses, is not consistent with the expectations of financial analysts or investors.

In addition, the significant reduction in Emulex’s available cash as a result of the completion of the proposed Vixel acquisition could adversely affect the attractiveness of Emulex to financial analysts and investors, and could impair our ability to make additional acquisitions and our financial condition in the event of a prolonged economic downturn, any of which could adversely affect the market price of our common stock.

Our industry is subject to rapid technological change, and we must keep pace with the changes to successfully compete.

The markets for our products are characterized by rapidly changing technology, evolving industry standards and the frequent introduction of new products and enhancements. Our future success depends in a large part on our ability to enhance our existing products and to introduce new products on a timely basis to meet changes in customer preferences and evolving industry standards. Currently, new and proposed technologies such as 4 gigabit per second, or Gbps, Fibre Channel solutions; 10 Gbps Fibre Channel solutions; Infiniband; PCI-X 2.0; PCI Express; iSCSI; Serial ATA, or SATA; Serial Attached SCSI, or SAS; VI; and Remote Direct Memory Access, or RDMA; are in development by many companies and their ultimate acceptance and deployment in the market is uncertain. Emulex is developing some, but not all of these technologies, and we cannot be sure that the technologies we chose to develop will achieve market acceptance, or that technologies that we chose not to develop will be available to purchase or license from third parties or will be immaterial to our business. We cannot be certain that we will be successful in developing, manufacturing and marketing new products or product enhancements that respond to technological changes in a timely manner and achieve market acceptance. In addition, a key element of our current business strategy is to develop ASICs in order to increase system performance, enhance integration and reduce manufacturing costs, thereby enhancing the price/performance of our storage networking products. We cannot be certain that we will be successful at developing and incorporating ASICs effectively and in a timely manner. Additionally, the cost and time required for developing ASICs has been increasing and we cannot be certain of the impact on our business of such increases. If we are unable, for technological or other reasons, to develop new products, enhance or sell existing products, or consume existing products in a timely and cost-effective manner in response to technological and market changes, our business, results of operations and financial condition may be materially adversely affected.

We have experienced losses in our history and may experience losses in our future that may adversely affect our stock price and financial condition.

We have experienced losses in our history, most recently a net loss of $96.2 million in fiscal 2002, and $23.6 million in fiscal 2001. The net loss in fiscal 2002 included $156.2 million of amortization of goodwill and other intangibles related to the acquisition of Giganet, Inc. and a net excess and obsolete inventory charge of $10.1 million. The net loss in fiscal 2001 included $22.3 million of in-process research and development expenses and $52.1 million of amortization of goodwill and other intangibles related to the acquisition of Giganet, Inc. Beginning in the first quarter of fiscal 2003, when we adopted Statement 142, “Goodwill and Other Intangible Assets,” we no longer amortize goodwill and other intangibles that have indeterminate useful lives. We currently have net goodwill related to the Giganet acquisition in the amount of $397.3 million that will be reviewed at least annually for impairment. In addition, to the extent we are able to complete the proposed acquisition of Vixel Corporation, we may experience goodwill impairment charges. Any losses, including losses caused by impairment of goodwill, may adversely affect the perception of our business by analysts and investors, which could adversely affect our stock price. While our recent losses were not accompanied by negative cash flow from operations, to the extent that we are unable to generate positive operating profits and positive cash flow from operations, our financial condition may be materially adversely affected.

The migration of our customers toward newer product platforms may have a significant adverse effect on our results of operations, including charges for obsolete inventory.

As our customers migrate from one platform to the enhanced price/performance of the next platform, we may experience reduced revenue, gross profit and gross margin levels associated with lower average selling prices and higher relative product costs associated with improved performance. Also, economic conditions during platform migration periods can have a significant impact on results. While we regularly compare forecasted demand for our products against inventory on hand and open purchase commitments, to the extent that customers migrate to newer product platforms more quickly than anticipated, the corresponding reduction in demand for older product platforms may result in obsolete inventory and related charges which could have an adverse effect on our financial condition and results of operations.

Any failure of our OEM customers to keep up with rapid technological change and successfully market and sell systems that incorporate new technologies could adversely affect our business.

Our revenues depend significantly upon the ability and willingness of our OEM customers to develop, promote and deliver, on a timely basis, products that incorporate our technology. OEMs must commit significant resources to develop a product that incorporates our technology or solutions. The ability and willingness of OEM customers to develop, promote and deliver such products are significantly influenced by a variety of factors, many of which are outside of our control. We cannot be certain of the ability or willingness of our OEM customers to continue developing, marketing and selling products that incorporate our technology or solutions. In addition, while we have secured numerous design wins for our storage networking products from OEM customers, we cannot be certain that our customers will be able to or will choose to ship systems that incorporate our products, or that their shipped systems will be commercially successful. Our business is dependent on our relationships with our OEM and distributor customers, so the inability or unwillingness of any of our significant customers to develop or promote products that use our technology or solutions would have a material adverse effect on our business, results of operations and financial condition.

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

In addition, while we have secured numerous design wins for our storage networking products from OEM customers, if our customers are unable to or otherwise do not ship systems that incorporate our products, or if their shipped systems were not commercially successful, our business, results of operations and financial condition would be materially adversely affected.

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

We have engaged in joint development projects with third parties in the past and we expect to continue doing so in the future. Joint development can magnify several risks for us, including the loss of control over development of aspects of the jointly developed products and over the timing of product availability. Accordingly, we face increased risk that joint development activities will result in products that are not commercially successful or that are not available in a timely fashion.

During April 2003 we announced a joint development activity with Intel Corporation relating to storage processors that integrate SATA, SAS and Fibre Channel interfaces within a single architecture. Under the agreement, Emulex will develop the protocol controller hardware, firmware and drivers. Intel will integrate its Intel® Xscale™ microarchitecture as the core technology for the new processors and will manufacture the processors on its

90-nanometer process technology. Emulex will market the resulting Fibre Channel products and Intel will market the SATA and SAS product. This activity has risks resulting from unproven new-generation manufacturing technology, from the licensing of SATA and SAS technology to Intel, from increased development costs, from reduced flexibility in making design changes in response to market changes and in reduced control over product completion schedules.

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

In October 2003, Celestica Inc., a leading EMS provider, announced that it had entered into an agreement to acquire Manufacturers’ Services Limited (MSL), one of our primary EMS providers. While we are unable to predict the effects that such acquisition will have on our relationship with MSL, it is possible that the integration of MSL with Celestica could result in disruptions that would adversely affect our ability to timely and efficiently produce and ship our products. Moreover, consolidation among EMS providers could result in decreased competition among EMS providers, which could adversely affect our ability to negotiate favorable arrangements with EMS providers. In June 2003, we selected Benchmark Electronics, Inc., or Benchmark, as an additional EMS provider and expect to begin shipping product to customers from Benchmark’s facility in Guadalajara, Mexico by the end of the second quarter of fiscal 2004. At this time, our customers have yet to qualify the Benchmark facility in Mexico. Although we do not expect these changes to our EMS providers to have a significant impact on us, if we were to experience significant delays in product qualifications, completing production runs or shipping product as a result of these changes, and we were unable to compensate for this disruption elsewhere, it could have a material adverse effect on our business, results of operations and financial condition. Moreover, because we rely upon our EMS providers to manufacture, store and ship our products, the manufacturing and sale of our products would be temporarily suspended if one or all of our EMS providers are unable or unwilling to complete production runs for us in the future, or experience any significant delays in completing production runs or shipping product. An interruption in supply of our products and the cost of qualifying and shifting production to an alternative manufacturing and distribution facility could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we rely upon the financial stability of our EMS providers and their ability and willingness to continue as our EMS providers.

If our intellectual property protections are inadequate, it could adversely affect our business.

We believe that our continued success depends primarily on continuing innovation, marketing and technical expertise, as well as the quality of product support and customer relations. At the same time, our success is partially dependent on the proprietary technology contained in our products. We currently rely on a combination of patents, copyrights, trademarks, trade secret laws and contractual provisions to establish and protect our intellectual property rights in our products. For a more complete description of our intellectual property, you should read the “Business—Intellectual Property” section of our most recently filed Annual Report on Form 10-K.

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

We may pursue acquisitions or strategic investments, such as the proposed acquisition of Vixel Corporation, that could provide new technologies, products or service offerings. Future acquisitions or strategic investments may negatively impact our results of operations as a result of operating losses incurred by the acquired entity, the use of significant amounts of cash, potentially dilutive issuances of equity or equity-linked securities, incurrence of debt or amortization of intangible assets with determinable lives. Furthermore, we may incur significant expenses pursuing acquisitions or strategic investments that ultimately may not be completed. Moreover, to the extent that any proposed acquisition or strategic investment is not favorably received by stockholders, analysts and others in the investment community, the price of our common stock could be adversely affected. In addition, acquisitions or strategic investments involve numerous risks, including:

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

In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. In this regard, we and certain of our officers and directors were named as defendants in a number of securities class action lawsuits filed in the United States District Court, Central District of California. The plaintiffs in the actions represent purchasers of our common stock during various periods ranging from January

18, 2001, through February 9, 2001. The complaints allege that we and certain of our officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints generally seek compensatory damages, costs and attorney’s fees in an unspecified amount. In addition, we have received inquiries about events giving rise to the lawsuits from the Securities and Exchange Commission and the Nasdaq Stock Market. On April 22, 2003, we entered into two Memoranda of Understanding agreeing to terms of settlement for both the class action and derivative litigation. Subsequent to September 28, 2003, the settlement was approved and the $39.5 million held in escrow was paid. If we were to be the subject of similar litigation in the future it could have a material adverse effect on or results of operations and financial condition.

The final amount collected for our receivable from our insurance carriers related to the tentative settlements of securities class action and derivative lawsuits may be materially different from the receivable amount.

As of September 28, 2003, we have a $13.1 million receivable from our insurance carriers related to the tentative settlements of securities class action and derivative lawsuits. We had directors and officers insurance with a primary limit of $10.0 million and a possible $10.0 million reinstatement for the period of February 2000 through February 2002; and excess insurance of $10.0 million for the period February 2000 through February 2001; and excess insurance of $20.0 million for the period February 2001 to February 2002. Our insurance carriers have asserted various defenses including coverage exclusions and late notice. Our actual insurance recovery may be materially different from the recorded amount for various reasons, including the strength of the defenses asserted by our insurance carriers. If one or all of our insurance carriers were unable or refused to make some or all payments due to us, or if an arbitrator or court determines that the recovery should be an amount other than the recorded amount, or if ultimately the amount received by us is more or less than the recorded amount, we would be required to record a corresponding gain or loss.

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

Our shareholder rights plan and provisions of our certificate of incorporation and of the Delaware General Corporation Law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. The shareholder rights plan and these provisions of our certificate of incorporation and Delaware law are intended to encourage potential acquirers to negotiate with us and allow our board of directors the opportunity to consider alternative proposals in the interest of maximizing stockholder value. However, such provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price. You should read note 12 to the Consolidated Financial Statements of our most recently filed Annual Report on Form 10-K, our certificate of incorporation and Delaware law for more information on the anti-takeover effects of provisions of our shareholder rights plan.

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

While we believe we have adequate working capital to meet our expected cash requirements for the immediate future, we may need to raise additional funds through public or private debt or equity financings in order to:

•	Take advantage of unanticipated opportunities, including more rapid international expansion or acquisitions of complementary businesses or technologies;

•	Develop new products or services;

•	Replace funds used for the acquisition of Vixel;

•	Repay outstanding indebtedness; and/or

•	Respond to unanticipated competitive pressures.

Any additional financing we may need may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of business opportunities, develop new products or services or otherwise respond to unanticipated competitive pressures. In any such case, our business, results of operations and financial condition could be materially adversely affected.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

At September 28, 2003, our investment portfolio consisted primarily of fixed income securities, excluding those classified as cash, cash equivalents and restricted cash, of $445.0 million. We have the positive intent and ability to hold these securities to maturity. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10 percent from the levels existing as of September 28, 2003, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows. However, if interest rates decreased and securities within our portfolio matured and were re-invested in securities with lower interest rates, interest income would decrease in the future. Our 1.75 percent convertible subordinated notes are due February 1, 2007.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission, or SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of our disclosure controls and procedures, our management, with the participation of the Chief Executive and Chief Financial Officers, has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these controls and procedures were effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

There were no significant changes in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Beginning on or about February 20, 2001, we and certain of our officers and directors were named as defendants in a number of securities class action lawsuits filed in the United States District Court, Central District of California. The plaintiffs in the actions represent purchasers of our common stock during various periods ranging from January 18, 2001, through February 9, 2001. The complaints allege that we and certain of our officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints generally seek compensatory damages, costs and attorney’s fees in an unspecified amount. Pursuant to a Stipulation and Court Order, the actions were consolidated. On August 24, 2001, an Amended and Consolidated Complaint was filed. Defendants’ motion to dismiss was denied by way of an order dated March 7, 2002. Defendants’ motion for reconsideration of that order was denied by an order dated May 3, 2002. Plaintiffs commenced discovery. The court certified the class action by an order dated September 30, 2002. Following these class action lawsuits, a number of derivative cases were filed in state courts in California and Delaware, and in federal court in California, alleging that certain officers and directors breached their fiduciary duties to us in connection with the events alleged in the class action lawsuits. The derivative cases filed in California state courts were consolidated in Orange County Superior Court and plaintiffs filed a consolidated and amended complaint on January 31, 2002. On May 10, 2002, the Orange County Superior Court ordered that the consolidated actions be stayed pending resolution of the federal class action described above. The derivative suit in Delaware was dismissed on August 28, 2001. On March 15, 2002, the United States District Court for the Central District of California ordered that the federal derivative action be stayed pending resolution of the class action lawsuit described above. We received inquiries about events giving rise to the lawsuits from the Securities and Exchange Commission and Nasdaq Stock Market. On April 22, 2003, we entered into two Memoranda of Understanding, or MOU’s, agreeing to terms of settlement for both the class action and derivative litigation. The MOU’s call for settlement payments totaling $39.0 million, plus up to $0.5 million of the cost of providing notice to the class members. A Final Order and Judgment was approved by the court in the derivative cases on May 30, 2003, based on a Stipulation of Settlement of Derivative Claims dated as of May 13, 2003. An Order Preliminarily Approving Settlement and Providing for Notice was approved by the court in the federal class action on July 11, 2003, based on a Stipulation of Settlement dated as of July 3, 2003. A Settlement Hearing was held on October 15, 2003, in the federal class action, and the settlement was approved. As a result, the $39.5 million of restricted cash held in escrow was paid subsequent to September 28, 2003. Insurance proceeds are expected to reimburse us for a portion of the payments and the probable net after tax effect of the settlements to us, based on our current minimum estimate of reimbursement from the insurance carriers, is expected to be approximately $16.7 million after tax, recorded during 2003 We commenced an arbitration proceeding against three of our insurance carriers in June 2003 seeking reimbursement of $30.0 million for the defense and settlement costs.

Additionally, we are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for 1997).

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit 3.3	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.3 to the Company’s quarterly report on form 10-Q for the quarterly period ended September 29, 2002).

Exhibit 3.4	Amendment to Bylaws of the Company adopted by the Board of Directors on March 2, 2001 (incorporated by reference to Exhibit 3.4 to the Company’s 2002 Annual Report on Form 10-K).

Exhibit 3.5	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.1	Rights Agreement, dated January 19, 1989, as amended (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.2	Certificate regarding extension of Final Expiration Date of Rights Agreement dated January 18, 1999 (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-3, filed on May 17, 1999).

Exhibit 4.3	Form of 1.75% Convertible Subordinated Note due February 1, 2007 (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3, amended on June 28, 2002).

Exhibit 4.4	Indenture between the Company, as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated January 29, 2002, related to the Company’s 1.75% Convertible Subordinated Notes due February 1, 2007 (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-3, amended on June 28, 2002).

Exhibit 4.5	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation dated January 29, 2002, related to the Company’s 1.75% Convertible Subordinated Notes due February 1, 2007 (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-3, amended on June 28, 2002).

Exhibit 10.1	Giganet, Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed March 2, 2001).

Exhibit 10.2	Emulex Corporation Employee Stock Option Plan, as amended (incorporated by reference to Appendix B to the 2002 Proxy Statement filed on October 21, 2002).

Exhibit 10.3	Emulex Corporation 1997 Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Appendix C to the Company’s 2002 Proxy Statement filed on October 21, 2002).

Exhibit 10.4	Emulex Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix D to the Company’s 2002 proxy statement filed on October 21, 2002).

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

1.	The Registrant filed Form 8-K on August 7, 2003, containing a press release announcing the Registrant’s financial results for the three months ended June 29, 2003.

2.	The Registrant filed Form 8-K on September 24, 2003, with respect to the extension of the Registrant’s repurchase program through June 2005 and to the expansion of the Registrant’s repurchase program to include all of the Registrant’s convertible subordinated notes. The Registrant also announced the repurchase of $93.9 million face value of its convertible subordinated notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2003

EMULEX CORPORATION

By:	/s/ Paul F. Folino

Paul F. Folino
Chairman of the Board and Chief Executive Officer

By:	/s/ Michael J. Rockenbach

Michael J. Rockenbach Executive Vice President and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

Exhibit Index

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for 1997).

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit 3.3	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.3 to the Company’s quarterly report on form 10-Q for the quarterly period ended September 29, 2002).

Exhibit 3.4	Amendment to Bylaws of the Company adopted by the Board of Directors on March 2, 2001 (incorporated by reference to Exhibit 3.4 to the Company’s 2002 Annual Report on Form 10-K).

Exhibit 3.5	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.1	Rights Agreement, dated January 19, 1989, as amended (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.2	Certificate regarding extension of Final Expiration Date of Rights Agreement dated January 18, 1999 (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-3, filed on May 17, 1999).

Exhibit 4.3	Form of 1.75% Convertible Subordinated Note due February 1, 2007 (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3, amended on June 28, 2002).

Exhibit 4.4	Indenture between the Company, as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated January 29, 2002, related to the Company’s 1.75% Convertible Subordinated Notes due February 1, 2007 (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-3, amended on June 28, 2002).

Exhibit 4.5	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation dated January 29, 2002, related to the Company’s 1.75% Convertible Subordinated Notes due February 1, 2007 (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-3, amended on June 28, 2002).

Exhibit 10.1	Giganet, Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed March 2, 2001).

Exhibit 10.2	Emulex Corporation Employee Stock Option Plan, as amended (incorporated by reference to Appendix B to the 2002 Proxy Statement filed on October 21, 2002).

Exhibit 10.3	Emulex Corporation 1997 Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Appendix C to the Company’s 2002 Proxy Statement filed on October 21, 2002).

Exhibit 10.4	Emulex Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix D to the Company’s 2002 proxy statement filed on October 21, 2002).

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.