Form 10-Q
period 2003-12-28
EMULEX CORP /DE/
filed 2004-02-11
CIK 350917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended December 28, 2003

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

Commission File No. 001-31353

EMULEX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	51-0300558
(State or other jurisdiction	(I.R.S Employer
of incorporation or organization)	Identification No.)

3333 Susan Street
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

Yes [X] No [  ]

As of February 5, 2004, the registrant had 81,874,938 shares of common stock outstanding.

EMULEX CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	December 28,	June 29,
	2003	2003

Assets
Current assets:
Cash and cash equivalents	$191,640	$136,971
Restricted cash	1,380	9,342
Investments	190,700	239,302
Accounts and other receivables, net	59,033	46,678
Litigation settlements receivable	13,095	13,095
Inventories, net	22,522	10,998
Prepaid expenses	5,122	5,516
Deferred income taxes	25,695	36,330

Total current assets	509,187	498,232
Property and equipment, net	44,919	26,585
Investments	182,677	234,847
Goodwill	584,150	397,256
Other intangibles, net	136,010	27,067
Deferred income taxes	6,280	—
Other assets	1,853	5,782

	$1,465,076	$1,189,769

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	33,431	11,298
Accrued liabilities	19,982	18,806
Accrued litigation settlements	—	39,500
Income taxes payable	8,118	5,457

Total current liabilities	61,531	75,061
Convertible subordinated notes	469,148	208,518
Contracts payable	11	—
Deferred income taxes	—	4,260

Total liabilities	530,690	287,839

Commitments and contingencies (note 8)
Subsequent events (note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	—	—
Common stock, $0.10 par value; 240,000,000 shares authorized; 81,632,412 and 82,465,813 issued and outstanding at December 28, 2003, and June 29, 2003, respectively	8,163	8,247
Additional paid-in capital	923,909	907,976
Deferred compensation	(12,755)	(3,159)
Retained earnings (accumulated deficit)	15,069	(11,134)

Total stockholders’ equity	934,386	901,930

	$1,465,076	$1,189,769

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended

	December 28,	December 29,	December 28,	December 29,
	2003	2002	2003	2002

Net revenues	$94,369	$76,448	$178,946	$146,873
Cost of sales	34,806	27,341	63,133	55,223

Gross profit	59,563	49,107	115,813	91,650

Operating expenses:
Engineering and development	18,311	15,922	34,655	29,595
Selling and marketing	6,850	4,359	11,452	9,023
General and administrative	5,588	3,322	9,245	6,068
In-process research and development	11,400	—	11,400	—
Amortization of other intangibles	4,301	1,452	5,751	2,905

Total operating expenses	46,450	25,055	72,503	47,591

Operating income	13,113	24,052	43,310	44,059

Nonoperating income (loss):
Interest income	1,978	3,237	4,476	6,939
Interest expense	(727)	(1,227)	(1,760)	(3,031)
Gain (loss) on repurchase of convertible subordinated notes	(1,764)	—	2,901	28,729
Other income (expense), net	58	(56)	164	(86)

Total nonoperating income (loss)	(455)	1,954	5,781	32,551

Income before income taxes	12,658	26,006	49,091	76,610
Income tax provision	9,043	10,489	22,888	29,112

Net income	$3,615	$15,517	$26,203	$47,498

Net income per share:
Basic	$0.04	$0.19	$0.32	$0.58

Diluted	$0.04	$0.19	$0.31	$0.56

Number of shares used in per share computations:
Basic	82,558	81,979	82,550	81,912

Diluted	85,015	87,486	84,577	88,329

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended

	December 28,	December 29,
	2003	2002

Cash flows from operating activities:
Net income	$26,203	$47,498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	5,849	5,254
Gain on repurchase of convertible subordinated notes	(2,901)	(28,729)
Payment of litigation settlements	(39,500)	—
Stock-based compensation	3,040	1,947
Amortization of other intangibles	5,751	2,905
In-process research and development	11,400	—
Loss on disposal of property and equipment	50	141
Deferred income taxes	10,081	24,218
Tax benefit from exercise of stock options	3,397	1,287
Provision for doubtful accounts	73	118
Changes in assets and liabilities:
Accounts and other receivables	(6,274)	(7,974)
Inventories	(10,123)	(1,400)
Prepaid expenses and other assets	2,216	1,085
Accounts payable	20,354	1,039
Accrued liabilities	(7,910)	652
Income taxes payable	2,618	(427)

Net cash provided by operating activities	24,324	47,614

Cash flows from investing activities:
Net proceeds from sale of property and equipment	36	—
Additions to property and equipment	(22,124)	(6,997)
Decrease (increase) in restricted cash related to the construction escrow account	7,962	(11,144)
Payments for Vixel Corporation, net of cash acquired	(294,755)	—
Payments for the technology assets of Trebia Networks, Inc.	(2,094)	—
Purchases of investments	(121,942)	(371,326)
Maturities of investments	232,390	275,821

Net cash used in investing activities	(200,527)	(113,646)

Cash flows from financing activities:
Payments for notes payable and capital leases	(1,279)	—
Proceeds from issuance of common stock under stock option plans	5,505	877
Proceeds from issuance of common stock under employee stock purchase plan	1,199	437
Repurchase of common stock	(40,500)	—
Net proceeds from issuance of convertible subordinated notes	439,198	—
Repurchase of convertible subordinated notes	(173,251)	(104,169)

Net cash provided by (used in) financing activities	230,872	(102,855)

Net increase (decrease) in cash and cash equivalents	54,669	(168,887)
Cash and cash equivalents at beginning of period	136,971	282,561

Cash and cash equivalents at end of period	$191,640	$113,674

Supplemental disclosures:
Noncash investing and financing activities:
Fair value of assets acquired	$20,936	$—
Fair value of liabilities assumed	13,449	—
Stock options assumed for acquired business	47,538	—
Cash paid during the period for:
Interest	$1,982	$3,053
Income taxes	6,788	4,494

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.	Summary of Significant Accounting Policies and Basis of Presentation

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly its financial position as of December 28, 2003, and June 29, 2003, and its condensed consolidated statements of income for the three and six months ended December 28, 2003, and December 29, 2002, and its condensed consolidated statements of cash flows for the six month period then ended. Interim results for the three and six months ended December 28, 2003, are not necessarily indicative of the results that may be expected for the year ending June 27, 2004. The interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2003.

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51. Interpretation 46 addresses consolidation by business enterprises of variable interest entities. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of Interpretation 46 did not have a material impact on the Company’s financial position, results of operations or liquidity.

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

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

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

	Three Months Ended		Six Months Ended

	December 28,	December 29,	December 28,	December 29,
	2003	2002	2003	2002

Net income as reported	$3,615	$15,517	$26,203	$47,498
Add: total employee stock-based compensation expense included in net income as reported, net of related tax effects	1,732	1,101	2,328	1,947
Deduct: Total employee stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(11,540)	(8,827)	(19,514)	(18,084)

Pro forma net income (loss)	$(6,193)	$7,791	$9,017	$31,361

Pro forma net income (loss) per share
Basic – as reported	$0.04	$0.19	$0.32	$0.58

Basic – pro forma	$(0.08)	$0.10	$0.11	$0.38

Diluted – as reported	$0.04	$0.19	$0.31	$0.56

Diluted – pro forma	$(0.08)	$0.09	$0.11	$0.38

The fair value of each option granted during the three months ended December 28, 2003, and December 29, 2002, was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended

	December 28,	December 29,	December 28,	December 29,
	2003	2002	2003	2002

Risk-free interest rate	1.0% to 2.5%	1.6% to 2.2%	1.0% to 2.5%	1.6% to 2.3%
Stock volatility	41% to 113.4%	98.4% to 99.1%	41% to 117.7%	98.4% to 99.1%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Average expected lives (years)	0.5 to 2.9	0.5 to 3.7	0.5 to 2.9	0.5 to 3.7
Weighted-average fair value per option granted	$4.92 to $17.62	$16.42	$4.92 to $17.62	$11.51 to $16.42

The Black-Scholes model, and other currently accepted option valuation models, were developed to estimate the fair value of freely-tradable, fully-transferable options without vesting restrictions, which significantly differ from the Company’s stock option plans. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the grant date.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

2.	Business Combination

On November 13, 2003, the Company completed the cash tender offer by Aviary Acquisition Corporation, its wholly owned subsidiary, to acquire all outstanding shares of Vixel Corporation for $10.00 net per share, without interest. Approximately 23.9 million shares of Vixel’s common stock (including the associated preferred stock purchase and other rights), representing approximately 91.6 percent of Vixel’s outstanding common stock, and 2.9 million shares of Vixel’s Series B convertible preferred stock, representing all of Vixel’s outstanding preferred stock, were tendered in the offer. Through its wholly owned subsidiary, the Company accepted payment for all validly tendered shares. On November 17, 2003, the Company completed its acquisition of Vixel by means of a short-form merger of Aviary Acquisition Corp., with and into Vixel.

The Company acquired Vixel to expand its Fibre Channel product line and paid $298.4 million in cash for all outstanding common stock, preferred stock and warrants of Vixel Corporation. The Company also incurred acquisition-related expenses of $6.8 million in cash. In addition, the Company issued 2.2 million stock options with a fair value of approximately $47.5 million and kept the original vesting periods for the options in exchange for the outstanding Vixel options for a total acquisition value of $352.7 million. The Company calculated the fair value of the 2.2 million stock options issued at the date of acquisition using the Black-Scholes option-pricing model. Operations of Vixel will be included within the Company’s one operating segment, networking products.

The Company accounted for the acquisition of Vixel under the purchase method of accounting and recorded a one-time expense of $11.4 million for purchased in-process research and development, or IPR&D, during the three months ended December 28, 2003. The values assigned to these projects were determined by identifying projects that have economic value but that had not yet reached technological feasibility and that have no alternative future use. The features of the related products had not been released to the market as of the date of the acquisition, but the features and functionality of the products had been defined.

The IPR&D related to two significant internal product development efforts. The first project accounted for $7.4 million of the expenses. The second project accounted for $4.0 million of the expenses. Both projects are for embedded switching products.

The first project was in development at the time of acquisition, but had not yet completed the full design, development and testing phases. Approximately 35 percent of the total expected time to be spent on the first project was complete at the date of the acquisition with the remaining activities of the design, development and testing phases as well as the validation and readiness stages still to occur. The estimated costs to complete the first project are $2.7 million.

The second project had completed design and development, and testing had begun as of the acquisition date. Approximately 70 percent of the total expected time to be spent on the second project was complete at the date of the acquisition with the remaining testing activities as well as the validation and readiness stages still to occur. The estimated costs to complete the second project are $1.2 million.

The risks and uncertainties associated with these two projects include, but are not limited to, delays in product release to market if there are design flaws or testing does not go as planned. In addition, if the projects are delayed, such delay could potentially harm the Company’s relationships with its customers. Also, even if a product is successfully developed it may not be accepted in the marketplace.

The values of these projects were determined using the Income Forecast Method. In applying the Income Forecast Method the value of the acquired technologies was estimated by discounting to present value the free cash flows generated by the products to which the technologies are associated over the remaining lives of the technologies. To distinguish between the cash flows attributable to the underlying technology and cash flows attributable to other assets available for generating product revenues, adjustments were made to provide for a fair return to fixed assets, working capital and other assets that contribute to value. The estimates were based on the following assumptions:

•	The estimated revenues associated with the first project were evaluated over seven years with peak revenues expected in fiscal years 2008 and 2009 and declining revenues thereafter. The estimated

'

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

revenues associated with the second project were evaluated over nine years with peak revenues expected in fiscal years 2008 and 2009 and declining revenues thereafter. These projections are based on management’s estimates over the expected remaining lives of the technologies.

•	The discount rates used in the valuation reflect the relative risk of the product lines, with a discount rate of 20% used for the first project and a discount rate of 18% used for the second project. These discount rates were based on the amount and risk of effort remaining to complete the respective projects.

The Company believes that the foregoing assumptions used in determining the income forecast associated with the IPR&D products were reasonable. No assurance can be given, however, that the underlying assumptions used to estimate the income forecast, the ultimate revenues and costs on such projects or the events associated with such projects will transpire as estimated.

As a result of the acquisition, the Company will reduce the headcount obtained from Vixel prior to the acquisition by a total of 23 employees, three of whom left during the three months ended December 28, 2003, with the remaining 20 employees, who are from the general and administrative, selling and marketing, and manufacturing groups, scheduled to leave during the Company’s third fiscal quarter ending March 28, 2004. The Company accrued $1.5 million at the date the Company gained effective control of Vixel, November 13, 2003, for this reduction.

The total purchase and allocation among the fair values of tangible and intangible assets and liabilities (including purchased IPR&D) are summarized as follows (in thousands):

Tangible assets	$31,376
Liabilities	13,449

Net tangible assets	17,927

Identifiable intangible assets
In-process research and development	11,400
Core technology	43,300
Developed technology	9,400
Patents	13,100
Backlog	500
Customer relationships	38,200
Tradename	5,000
Covenants not-to-compete	3,100
Deferred taxes	9,986
Goodwill	186,894
Deferred compensation	13,926

$352,733

In accordance with Statement 141, “Business Combinations,” the allocation period, which is the period that is required to identify and measure the fair value of the assets acquired and liabilities assumed in a business combination, should not exceed one year from the date that the Company gained effective control of Vixel and made this initial allocation.

Intangible assets with identifiable lives are being amortized on a straight-line basis for their remaining lives as follows:

Core technology	7 years
Developed technology	4 years
Patents	2 to 7 years
Backlog	3 months
Customer relationships	5 years
Tradename	7 years
Covenants not-to-compete	3 years

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

The acquisition has been included in the condensed consolidated balance sheets of the Company and the operating results of Vixel have been included in the condensed consolidated statements of operations of the Company since the date that the Company gained effective control of Vixel, November 13, 2003.

Following is the summarized unaudited pro forma combined results of operations for the six months ended December 28, 2003, and the six months ended December 29, 2002, assuming the acquisition had taken place at the beginning of each fiscal year. The unaudited pro forma combined statement of income for the six months ended December 28, 2003, was prepared based upon the statement of income of Emulex for the six months ended December 28, 2003, and the statement of operations of Vixel for the period from June 30, 2003, to November 12, 2003. All operating results of Vixel were included in the statement of income of Emulex since the date that the Company gained effective control of Vixel, November 13, 2003. The unaudited pro forma combined statement of income for the six months ended December 29, 2002, was prepared based upon the statement of income of Emulex for the six months ended December 29, 2002, and the statement of operations of Vixel for the six months ended December 29, 2002. The unaudited pro forma results exclude the effects of the IPR&D charge of $11.4 million but include the amortization of other intangibles, the amortization of deferred compensation and the increase and decrease to interest expense and interest income, respectively, resulting from the acquisition. The unaudited pro forma results are not necessarily indicative of the future operations or operations that would have been reported had the acquisitions been completed when assumed. The following unaudited information is presented in thousands, except for the per share data.

	Three Months Ended		Six Months Ended

	December 28,	December 29,	December 28,	December 29,
	2003	2002	2003	2002

		(in thousands, except per share data)
Net revenues	$99,216	$82,423	$190,158	$157,989

Net income	$7,235	$8,628	$23,703	$33,936

Net income per diluted share	$0.08	$0.10	$0.27	$0.40

3.	Inventories

Inventories, net, are summarized as follows:

	December 28,	June 29,
	2003	2003

	(in thousands)
Raw materials	$12,095	$3,802
Finished goods	$10,427	$7,196

	$22,522	$10,998

Starting in late September 2001, some of the Company’s major customers made announcements that general economic conditions, exacerbated by the increase in economic uncertainty in the aftermath of the terrorist events of September 11, 2001, were having a negative impact on their financial results. The announcements made, and forecasts received, indicated deteriorating demand for the Company’s one gigabit per second (“Gbps”) products as these customers were expected to migrate to two Gbps products for future purchases. As a result, the Company recorded an excess and obsolete inventory charge totaling $13.6 million during the three months ended September 30, 2001. After initially recording this one Gbps reserve in September 2001, the Company has subsequently reduced this reserve by a total of $8.8 million through December 28, 2003, as previously-reserved inventory was sold. Overall, the Company has been able to recover a significant portion of this reserved inventory that was not expected based on the Company’s forecasts and the forecasts received from its customers when this excess and obsolete inventory charge was recorded. In addition to the sale of some of this previously-reserved product, the Company has also scrapped $3.4 million of this reserved inventory and negotiated and paid cancellation charges of $0.2 million through December 28, 2003, related to this excess and obsolete inventory charge since it was initially recorded. As of December 28, 2003, the remaining reserve for one Gbps

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

products was $1.2 million. However, as with all inventory, the Company regularly compares forecasted demand for its one Gbps products against inventory on hand and open purchase commitments and accordingly, the Company may have to record reductions to the carrying value of excess and obsolete inventory if forecasted demand decreases. As of December 28, 2003, the Company had unreserved one Gbps inventory on hand of approximately $0.7 million.

4.	Goodwill and Other Intangibles

Goodwill and other intangibles, net, are as follows:

	December 28,	June 29,
	2003	2003

	(in thousands)
Intangible assets not subject to amortization:
Goodwill	$584,150	$397,256
Intangible assets subject to amortization:
Core technology and patents	$99,007	$40,600
Accumulated amortization, core technology and patents	(17,461)	(13,533)
Developed technology	9,400	—
Accumulated amortization, developed technology	(297)	—
Backlog	500	—
Accumulated amortization, backlog	(253)	—
Customer relationships	38,200	—
Accumulated amortization, customer relationships	(965)	—
Tradename	5,000	—
Accumulated amortization, tradename	(90)	—
Covenants not-to-compete	3,100	—
Accumulated amortization, covenants not-to-compete	(131)	—

Intangible assets subject to amortization	$136,010	$27,067

	(in thousands)
Goodwill balance as of June 29, 2003	$397,256
Goodwill acquired during year	186,894

Goodwill balance as of December 28, 2003	$584,150

Goodwill relates to the purchase of Vixel during the three months ended December 28, 2003, and the purchase of Giganet in fiscal 2001. Core technology and patents relate to the purchase of Vixel and Giganet and to the purchase of the technology assets of Trebia Corporation for $2.0 million during the three months ended December 28, 2003. All other intangible assets subject to amortization relate to the purchase of Vixel. The technology assets purchased from Trebia are being amortized on a straight-line basis over a four-year life.

Effective July 1, 2002, the Company adopted Statement 142, “Goodwill and Other Intangible Assets” and, as a result, the Company ceased amortizing goodwill of $397.3 million related to the purchase of Giganet. Goodwill will be tested for impairment at least annually, but also on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred.

The intangible assets subject to amortization are being amortized on a straight-line basis over lives ranging from three months to seven years. Aggregated amortization expense for these intangibles for the three and six months ended December 28, 2003, was $4.3 million and $5.8 million, respectively, and for the three and six months ended December 29, 2002, was $1.5 million and $2.9 million, respectively. For the next five full fiscal years aggregated amortization expense is expected to be (in thousands):

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

2004	$19,071
2005	$26,166
2006	$26,104
2007	$25,419
2008	$21,294

5.	Other Assets

Components of other assets are as follows:

	December 28,	June 29,
	2003	2003

	( in thousands)
Deferred debt issuance costs-
Convertible subordinated notes, net	$1,223	$4,670
Long–term prepaid assets	389	1,016
Refundable deposits	241	96

	$1,853	$5,782

6. Accrued Liabilities

     Components of accrued liabilities are as follows:

	December 28,	June 29,
	2003	2003

	( in thousands)
Payroll and related costs	$7,527	$8,406
Accrued inventory purchases	—	1,449
Accrued interest	252	1,502
Warranty reserves	4,204	2,349
Deferred revenue	1,122	2,054
Accrued advertising and promotions	1,088	719
Contracts payable	33	—
Other	5,756	2,327

	$19,982	$18,806

Deferred revenue includes an accrual for estimated returns and allowances of $1.1 million and $1.9 million at December 28, 2003 and June 29, 2003, respectively. Deferred revenue also includes the revenue related to legacy cLAN products with unspecified upgrade rights of $30 thousand and $0.2 million at December 28, 2003, and June 29, 2003, respectively.

The Company provides a warranty of between one and three years on its Input/Output Fibre Channel and Internet Protocol products and provides a warranty of between one and five years on its Fibre Channel switching and traditional networking products. The Company records a provision for estimated warranty related costs at the time of sale based on historical product returns and the Company’s expected future cost of fulfilling its warranty obligations.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Changes to the warranty reserve for the six months ended December 28, 2003, and December 29, 2002, were:

	December 28,	December 29,
	2003	2002

	( in thousands)
Balance at beginning of period	$2,349	$2,244
Additions to costs and expenses	1,483	770
Amounts charged against reserve	(1,081)	(419)
Beginning balance of Vixel Corporation	1,453	—

Balance at end of period	$4,204	$2,595

Changes to the warranty reserve for the three months ended December 28, 2003, and December 29, 2002, were:

	December 28,	December 29,
	2003	2002

	( in thousands)
Balance at beginning of period	$2,570	$2,200
Additions to costs and expenses	835	590
Amounts charged against reserve	(654)	(195)
Beginning balance of Vixel Corporation	1,453	—

Balance at end of period	$4,204	$2,595

7.	Convertible Subordinated Notes

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

During the three months ended September 28, 2003, the Company’s Board of Directors expanded the Company’s stock repurchase program to include the repurchase of all of the Company’s convertible subordinated notes and extended the entire program to June 2005. The combined program authorizes the repurchase of up to 4.0 million shares of common stock and the repurchase of all of the remaining outstanding convertible subordinated notes. Also during the three months ended September 28, 2003, the Company bought back approximately $93.9 million in face value of its convertible subordinated notes at a discount to face value for approximately $87.3 million. The resulting net pre-tax gain of approximately $4.7 million was recorded in the three months ended September 28, 2003. The repurchased notes were cancelled, leaving convertible subordinated notes outstanding with a face value of approximately $114.6 million that, if converted, would result in the issuance of approximately 2.1 million shares

During the three months ended December 28, 2003, the Company bought back approximately $85.4 million in face value of its convertible subordinated notes for approximately $85.9 million. The resulting net pre-tax loss of approximately $1.8 million was recorded in the three months ended December 28, 2003 and was due to the expensing of the remaining deferred debt issuance costs. The repurchased notes were cancelled, leaving convertible subordinated notes outstanding with a face value of approximately $29.3 million that, if converted, would result in the issuance of approximately 0.5 million shares. At December 28, 2003, 1.5 million shares of common stock remained authorized for repurchase, reflecting the repurchase of 1.5 million common shares

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

during the three months ended December 28, 2003. In addition, the entire $29.3 million face amount of the outstanding 1.75 percent convertible subordinated notes remained authorized for repurchase.

On December 12, 2003, the Company completed a $450.0 million private placement of 0.25 percent convertible subordinated notes due 2023. Interest is payable in cash on June 15th and December 15th of each year beginning June 15, 2004. Under the terms of the offering, the notes will be convertible, at the option of the holder and subject to the satisfaction of certain conditions, into shares of Emulex common stock at a price of $43.20 per share. The notes will mature in twenty years and will not be callable for the first five years. Holders of the notes may require the Company to purchase the notes for cash by giving written notice within the 20 business days prior to each of December 15, 2006, December 15, 2008, December 15, 2013 and December 15, 2018. The Company incurred associated bankers’ fees of approximately $10.1 million, which were recorded as a reduction to the proceeds from the issuance of the notes and will be accreted over the life of the notes as well as $0.7 million of other associated acquisition costs, which have been recorded as an asset and will be amortized over the life of the notes. See Subsequent Events at note 10.

8.	Commitments and Contingencies

Litigation

On February 28, 2003, Vixel Corporation, prior to the Company’s acquisition of it, filed a patent infringement action against QLogic Corporation in the United States District Court for the District of Delaware. The complaint states that QLogic is infringing U.S. Patent No. 6,118,776, entitled “Methods and Apparatus for Fibre Channel Interconnection of Private Loop Devices,” through the unauthorized manufacture, use, sale and offering for sale of various storage area network switching products, including but not limited to, QLogic’s SANBox2 series of products. On March 28, 2003, Vixel filed a first amended complaint stating that QLogic is also infringing U.S. Patent No. 6,185,203, entitled “Fibre Channel Switching Fabric” and U.S. Patent No. 6,470,007, entitled “Interconnect System for Fibre Channel Arbitrated Loop Including Private Loop Devices” through the unauthorized manufacture, use, sale and offering for sale of various storage area network switching products, including but not limited to, QLogic’s SANBox2 series of products. On May 23, 2003, Vixel filed a patent infringement action against Brocade Communications Systems, Inc. in the United States District Court for the Northern District of California. The complaint states that Brocade is infringing U.S. Patent No. 6,185,203, entitled “Fibre Channel Switching Fabric,” U.S. Patent No. 6,118,776, entitled “Methods and Apparatus for Fibre Channel Interconnection of Private Loop Devices,” and U.S. Patent No. 6,470,007, entitled “Interconnect System for Fibre Channel Arbitrated Loop Including Private Loop Devices,” through the unauthorized manufacture, use, sale and offering for sale of various storage area network switching products, including but not limited to, Brocade’s Silkworm switch products. QLogic and Brocade denied infringement and challenged the validity of the patents referenced. Brocade also challenged the enforceability of those patents. In both of these suits, Vixel was seeking unspecified past damages, potential future royalties, or, alternatively, injunctive relief.

On December 8, 2003, QLogic filed a complaint against Emulex in the United States District Court for the Central District of California alleging that one of Vixel’s products, the 7200 Fibre Channel Switch, infringes U.S. Patent No. 4,821,034, entitled “Digital Exchange Switch Element and Network.” The suit seeks unspecified monetary damages as well as injunctive relief.

On December 15, 2003, the Company and QLogic tentatively agreed to settle the claims and mutually release each other from any liability associated with the claims (and the related counterclaims filed by Qlogic) in exchange for payments by QLogic. In connection with the settlement, QLogic will be required to make an upfront payment and pay quarterly royalties associated with the future sales of certain products. The settlements are subject to execution of final written agreements with normal and customary terms and court approval of the dismissal of the lawsuits. The Company expects the terms of the final settlement agreements to be consistent with the terms agreed upon by the parties.

On November 15, 2001, prior to the Company’s acquisition of Vixel Corporation, a securities class action was filed in the United States District Court in the Southern District of New York against Vixel and two of its officers and directors and certain underwriters who participated in the Vixel initial public offering in late 1999. The amended complaint alleges violations under Section 10(b) of the Exchange Act and Section 11 of the

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Securities Act and seeks unspecified damages on behalf of persons who purchased Vixel stock during the period October 1, 1999 through December 6, 2000. In October 2002, the parties agreed to toll the statute of limitations with respect to Vixel’s officers and directors until September 30, 2003, and on the basis of this agreement, Vixel’s officers and directors were dismissed from the lawsuit without prejudice. During June 2003, Vixel and the other issuer defendants in the action reached a tentative settlement with the plaintiffs that would, among other things, result in the dismissal with prejudice of all claims against the defendants and their officers and directors. In connection with the possible settlement, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements so that they would not expire prior to any settlement being finalized. Although Vixel approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the court.

On October 9, 2003, before the Company’s acquisition of Vixel, a purported class action lawsuit was filed in King County Superior Court of the State of Washington against Vixel and each of Vixel’s directors and certain unnamed individuals (the “Vixel Parties”), entitled Russell Fink v. Vixel Corporation, et al., Case No. 03-2-37226-9SEA. The complaint made general allegations that, among other things, Vixel’s directors breached their fiduciary duties to Vixel stockholders in connection with the approval of the merger with Emulex and sought to enjoin the tender offer and have the merger agreement declared unlawful, among other forms of relief. On November 7, 2003, the Vixel Parties entered into a memorandum of understanding for a $0.7 million settlement with the plaintiff in the class action suit pursuant to which the parties have agreed to settle the action, subject to court approval. The $0.7 million was recorded as general and administrative expense for the three months ended December 28, 2003. The consummation of the settlement is subject to: (a) the drafting and execution of formal settlement documents; (b) the completion by plaintiff of reasonable discovery as agreed to by the parties; and (c) final court approval (as defined by law) of the settlement and dismissal of the action with prejudice.

Beginning on or about February 20, 2001, the Company and certain of its officers and directors were named as defendants in a number of securities class action lawsuits filed in the United States District Court, Central District of California. The plaintiffs in the actions represent purchasers of the Company’s common stock during various periods ranging from January 18, 2001, through February 9, 2001. The complaints alleged that the Company and certain of its officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints generally seek compensatory damages, costs and attorney’s fees in an unspecified amount. In addition, the Company has received inquiries about events giving rise to the lawsuits from the SEC and the Nasdaq Stock Market. On April 22, 2003, the Company entered into two Memoranda of Understanding agreeing to terms of settlement for both the class action and derivative litigation. During the three months ended December 28, 2003, the settlement was approved and $39.5 million held in escrow was paid to the plaintiffs. The Company is currently seeking to recover a portion of this amount from the Company’s insurance carriers. The final amount collected for the Company’s receivable from its insurance carriers related to the tentative settlements of securities class action and derivative lawsuits may be materially different from the receivable amount. See Subsequent Events at note 10.

Each of the foregoing lawsuits or arbitrations is pending, and presents risks inherent in disputes of this type, any of which could have a material adverse effect on the Company’s business, financial condition or results of operations. Such potential risks include the continuing expenses of litigation, the risk of loss of patent rights, the risk of injunction against the sale of products incorporating the technology in question, counterclaims and attorneys’ fee liability.

Additionally, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Other Commitments and Contingencies

The Company recorded an estimated excess and obsolete inventory charge of $13.6 million associated with older-generation one Gbps products during the three months ended September 30, 2001. After initially recording this one Gbps reserve in September 2001, the Company has subsequently reduced this reserve by a total of $8.8 million through December 28, 2003, as previously-reserved inventory has been sold. Overall, the Company has been able to recover a significant portion of this reserved inventory that was not expected based

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

on the Company’s forecast and the forecasts received from its customers when this excess and obsolete inventory charge was recorded. In addition to the sale of some of this previously-reserved product, the Company has also scrapped $3.4 million of this reserved inventory and negotiated and paid cancellation charges of $0.2 million through December 28, 2003, related to this excess and obsolete inventory charge since it was initially recorded. As of December 28, 2003, the remaining reserve for one Gbps products was $1.2 million. However, as with all inventory, the Company regularly compares forecasted demand for its one Gbps products against inventory on hand and open purchase commitments and accordingly, the Company may have to record reductions to the carrying value of excess and obsolete inventory if forecasted demand decreases. As of December 28, 2003, the Company had unreserved one Gbps inventory on hand of approximately $0.7 million.

The Company was previously required to enter into end-of-life purchase agreements for two key inventory components as the sole-source manufacturers of these components announced their discontinued manufacturing of the components. As of December 28, 2003, the Company’s remaining purchase obligation for the two components was $11.8 million.

During the third quarter of fiscal 2002, the Company entered into an agreement to relocate its headquarters locally in Costa Mesa, California. The Company financed the build-to-suit construction phase of the new facility with its own capital, and will begin a 10-year lease term with an option to buy the land and buildings during the first six months of the lease term. If the Company does not exercise its option to purchase the facility, the landlord will obtain permanent financing and reimburse the Company for the construction costs. Construction on the Company’s new corporate headquarters was completed subsequent to December 28, 2003. If purchased, the Company believes the total cost, including the land, building and other related capital expenditures, would be approximately $47.0 million. The Company’s total gross undiscounted financial commitment for the 10-year lease term would be approximately $45.9 million. At December 28, 2003, the Company had restricted cash of $1.4 million held in escrow associated with the construction of the headquarters. In addition, the Company has a $1.0 million letter of credit in place in lieu of a rental deposit on one of its other facilities. See Subsequent Events at note 10.

9.	Earnings per Share

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

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	Three Months Ended		Six Months Ended

	December 28,	December 29,	December 28,	December 29,
	2003	2002	2003	2002

Numerator:
Net income	$3,615	$15,517	$26,203	$47,498
Adjustment for interest expense on convertible subordinated notes, net of tax	—	731	—	1,878

Numerator for diluted net income per share	$3,615	$16,248	$26,203	$49,376

Denominator:
Denominator for basic net income per share – weighted average shares outstanding	82,558	81,979	82,550	81,912
Effect of dilutive securities:
Dilutive options outstanding	2,457	1,634	2,027	1,722
Dilutive common shares from assumed conversion of subordinated notes	—	3,873	—	4,695

Denominator for diluted net income per share – adjusted weighted average shares outstanding	85,015	87,486	84,577	88,329

Basic net income per share	$0.04	$0.19	$0.32	$0.58

Diluted net income per share	$0.04	$0.19	$0.31	$0.56

Antidilutive options excluded from computation	3,774	6,765	4,670	6,765

Average market price of common stock	$27.64	$17.73	$25.66	$18.30

The antidilutive options were excluded from the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares during the three and six months ended December 28, 2003, and December 29, 2002. The impact of the Company’s 1.75 percent convertible subordinated notes is excluded as the effect would be antidilutive for the three and six months ended December 28, 2003. The impact of the 0.25 percent convertible subordinated notes issued in December 2003 is excluded as these are contingent convertible subordinated notes and did not meet the criteria for conversion into common stock during the three and six months ended December 28, 2003.

10.	Subsequent Events

The Company completed a $450.0 million private placement of 0.25 percent convertible subordinated notes due 2023 during the three months ended December 28, 2003, and granted the initial purchasers of the notes an option, which they exercised subsequent to December 28, 2003, to purchase an additional $67.5 million principal amount of the notes. The Company incurred associated bankers’ fees of $1.5 million, which were recorded as a reduction of the proceeds and will be accreted over the life of the notes.

Also subsequent to December 28, 2003, the Company bought back approximately $11.6 million face value of its 1.75 percent convertible subordinated notes for approximately $11.7 million. The resulting net pre-tax loss of approximately $0.2 million due to the expensing of the remaining deferred debt issuance costs will be recorded during the third fiscal quarter of 2004.

Also subsequent to December 28, 2003, the Company signed a Letter Agreement with one of its three insurers under which the Company is to receive $10.0 million less amounts previously paid by the insurer for the defense of the securities class action lawsuits.

Also subsequent to December 28, 2003, the Company exercised its option to purchase its headquarters property. The Company believes the total cost, including the land, building and other related capital expenditures would be approximately $47.0 million.

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

Actual future results could differ materially from those described in the forward-looking statements as a result of a variety of factors, including those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, and, in particular, the subsection entitled “Risk Factors” set forth therein, and in our most recently filed Annual Report on Form 10-K. These factors include risks related to the recent acquisition of Vixel and the fact that the economy generally, and the technology and storage segments specifically, have recently been in a state of uncertainty making it difficult to determine if past experience is a good guide to the future and making it impossible to determine if markets will grow or shrink in the short term. Recently, our results have been significantly impacted by a widespread slowdown in information technology investment that has also pressured the storage networking market that is the mainstay of our business. A continued downturn in information technology spending could adversely affect our revenues and results of operations. As a result of this uncertainty, we are unable to predict with any accuracy what future results might be. Other factors affecting these forward-looking statements include, but are not limited to, the following: slower than expected growth of the storage networking market or the failure of our Original Equipment Manufacturer, or OEM, customers to successfully incorporate our products into their systems; our dependence on a limited number of customers and the effects of the loss of, or decrease or delays in orders by, any such customers, or the failure of such customers to make payments; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of our or our OEM customers’ new or enhanced products; the variability in the level of our backlog and the variable booking patterns of our customers; the effects of terrorist activities and resulting political or economic instability; the highly competitive nature of the markets for our products as well as pricing pressures that may result from such competitive conditions; our ability and the ability of our OEM customers to keep pace with the rapid technological changes in our industry and gain market acceptance for new products and technologies; the effect of rapid migration of customers towards newer product platforms; possible transitions from board level to application specific integrated circuit, or ASIC, solutions for selected applications; a shift in unit product mix from high-end to midrange products; a decrease in the average unit selling prices or an increase in the manufactured cost of our products; delays in product development; our reliance on third-party suppliers and subcontractors for components and assembly; any inadequacy of our intellectual property protection or the potential for third-party claims of infringement; our ability to attract and retain key technical personnel; our dependence on foreign sales; the effect of acquisitions; changes in tax rates or changes in accounting standards.

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

Company Overview

Emulex Corporation is the world leader in Fibre Channel host bus adapters, or HBAs, and delivers a broad range of intelligent building blocks, including embedded storage switches and Input/Output, or I/0, controllers for next generation storage networking systems. HBAs are the data communication products that enable servers to connect to storage networks by offloading communication-processing tasks as information is delivered and sent to the storage network. Embedded storage switches and I/0 controllers are deployed inside storage arrays, tape libraries and other storage appliances, delivering improved performance and reliability and storage connections. Emulex’s architecture offers customers a stable applications program interface, or API, that has been preserved across multiple generations of storage networking solutions and to which many of the world’s leading OEMs have customized software for mission-critical server and storage system applications.

Substantially all of our revenues during the second quarter of fiscal 2004 ended December 28, 2003, were comprised of products based on Fibre Channel technology. Our Fibre Channel development efforts began in 1992, and we shipped our first Fibre Channel product in volume in 1996. According to IDC and Gartner Dataquest, in calendar 2002 we were the world’s largest provider of Fibre Channel host bus adapters, in terms of revenue, ports and units shipped. Many of the world’s leading server and storage providers rely on Emulex HBAs, embedded storage switching and I/O controller products to build reliable, scalable and high performance storage solutions. The Emulex award winning product families, including our LightPulseTM HBAs and InSpeedTM embedded storage switching products, are based on internally developed ASIC, firmware and software technologies, and offer customers high performance, scalability, flexibility and reduced total cost of ownership. Emulex’s products have been selected by many of the world’s leading server and storage providers, including Dell, EMC, Fujitsu Ltd., Fujitsu-Siemens, Groupe Bull, Hewlett-Packard, Hitachi Data Systems, IBM, NEC, Network Appliance, StorageTek, Sun Microsystems and Unisys. In addition, we include industry leaders Brocade, Computer Associates, Intel, McDATA, Microsoft and VERITAS among our strategic partners. We market to OEMs and end users through our own worldwide selling organization as well as our two tier distribution partners, including ACAL, Avnet, Bell Microproducts, Info-X, Netmarks, Tech Data, Tidalwire and Tokyo Electron. Corporate headquarters are located in Costa Mesa, California. Our periodic and current reports filed with or furnished to the Securities and Exchange Commission pursuant to the requirements of the Securities and Exchange Act of 1934 are available free of charge through our website (www.emulex.com) as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. As of December 28, 2003, we had a total of 520 employees. References contained herein to “Emulex,” the “Company,” the “Registrant,” “we,” “our,” and “us,” refer to Emulex Corporation and its subsidiaries.

Business Combination

On November 13, 2003, we completed the cash tender offer by Aviary Acquisition Corporation, our wholly owned subsidiary, to acquire all outstanding shares of Vixel Corporation for $10.00 net per share, without interest. Approximately 23.9 million shares (including approximately 2.0 million shares subject to guaranteed delivery) of Vixel’s common stock representing approximately 91.6 percent of Vixel’s outstanding common stock, and 2.9 million shares of Vixel’s Series B convertible preferred stock, representing all of Vixel’s outstanding preferred stock, were tendered in the offer. Through our wholly owned subsidiary, we accepted payment for all validly tendered shares. On November 17, 2003, we completed our acquisition of Vixel by means of a short-form merger of Aviary Acquisition Corp., with and into Vixel.

We acquired Vixel to expand our Fibre Channel product line and paid $298.4 million in cash for all outstanding common stock, preferred stock and warrants of Vixel Corporation. We also incurred acquisition-related expenses of $6.8 million in cash. In addition, we issued 2.2 million stock options with a fair value of approximately $47.5 million and kept the original vesting periods for the options in exchange for the outstanding Vixel options for a total acquisition value of $352.7 million. We calculated the fair value of the 2.2 million stock options issued at the date of acquisition using the Black-Scholes option-pricing model. The operations of Vixel will be included within the Company’s one operating segment, networking products.

We accounted for the acquisition of Vixel under the purchase method of accounting and recorded a one-time expense of $11.4 million for purchased in-process research and development, or IPR&D, during the three months ended December 28, 2003. The values assigned to these projects were determined by identifying projects that have economic value but that had not yet reached technological feasibility and that have no alternative future use. The features of the related products had not been released to the market as of the date of the acquisition, but the features and functionality of the products had been defined.

The IPR&D related to two significant internal product development efforts. The first project accounted for $7.4 million of the expenses. The second project accounted for $4.0 million of the expenses. Both projects are for embedded switching products.

The first project was in development at the time of acquisition, but had not yet completed the full design, development and testing phases. Approximately 35 percent of the total expected time to be spent on the first project was complete at the date of the acquisition with the remaining activities of the design, development and testing phases as well as the validation and readiness stages still to occur. The estimated costs to complete the first project are $2.7 million.

The second project had completed design and development, and testing had begun as of the acquisition date. Approximately 70 percent of the total expected time to be spent on the second project was complete at the date of the acquisition with the remaining testing activities as well as the validation and readiness stages still to occur. The estimated costs to complete the second project are $1.2 million.

The risks and uncertainties associated with these two projects include, but are not limited to, delays in product release to market if there are design flaws or testing does not go as planned. In addition, if the projects are delayed, such delay could potentially harm our relationships with our customers. Also, even if a product is successfully developed it may not be accepted in the marketplace.

The values of these projects were determined using the Income Forecast Method. In applying the Income Forecast Method the value of the acquired technologies was estimated by discounting to present value the free cash flows forecasted to be generated by the products to which the technologies are associated over the remaining lives of the technologies. To distinguish between the cash flows attributable to the underlying technology and cash flows attributable to other assets available for generating product revenues, adjustments were made to provide for a fair return to fixed assets, working capital and other assets that contribute to value. The estimates were based on the following assumptions:

•	The estimated revenues associated with the first project were evaluated over seven years with peak revenues expected in fiscal years 2008 and 2009 and declining revenues thereafter. The estimated revenues associated with the second project were evaluated over nine years with peak revenues expected in fiscal years 2008 and 2009 and declining revenues thereafter. These projections are based on management’s estimates over the expected remaining lives of the technologies.

•	The discount rates used in the valuation reflect the relative risk of the product lines, with a discount rate of 20% used for the first project and a discount rate of 18% used for the second project. These discount rates were based on the amount and risk of effort remaining to complete the respective projects.

We believe that the foregoing assumptions used in determining the income forecast associated with the IPR&D products were reasonable. No assurance can be given, however, that the underlying assumptions used to estimate the income forecast, the ultimate revenues and costs on such projects or the events associated with such projects will transpire as estimated.

As a result of the acquisition, we will reduce the headcount obtained from Vixel prior to the acquisition by a total of 23 employees, three of whom left during the three months ended December 28, 2003, with the remaining 20 employees, who are from the general and administrative, selling and marketing, and manufacturing groups, scheduled to leave during our third fiscal quarter ended March 28, 2004. We accrued $1.5 million at the date we gained effective control of Vixel, November 13, 2003, for this reduction.

The total purchase and allocation among the fair values of tangible and intangible assets and liabilities (including purchased IPR&D) are summarized as follows (in thousands):

Tangible assets	$31,376
Liabilities	13,449

Net tangible assets	17,927

Identifiable intangible assets
In-process research and development	11,400
Core technology	43,300
Developed technology	9,400
Patents	13,100
Backlog	500
Customer relationships	38,200
Tradename	5,000
Covenants not-to-compete	3,100
Deferred taxes	9,986
Goodwill	186,894
Deferred compensation	13,926

$352,733

In accordance with Statement 141, “Business Combinations,” the allocation period, which is the period that is required to identify and measure the fair value of the assets acquired and liabilities assumed in a business combination, should not exceed one year from the date that we gained effective control of Vixel and made this initial allocation.

Intangible assets with identifiable lives are being amortized on a straight-line basis for their remaining lives as follows:

Core technology	7 years
Developed technology	4 years
Patents	2 to 7 years
Backlog	3 months
Customer relationships	5 years
Tradename	7 years
Covenants not-to-compete	3 years

The acquisition has been included in the condensed consolidated balance sheets of the Company and the operating results of Vixel have been included in the condensed consolidated statements of operations of the Company since the date that we gained effective control of Vixel, November 13, 2003.

Following is the summarized unaudited pro forma combined results of operations for the six months ended December 28, 2003, and the six months ended December 29, 2002, assuming the acquisition had taken place at the beginning of each fiscal year. The unaudited pro forma combined statement of income for the six months ended December 28, 2003, was prepared based upon the statement of income of Emulex for the six months ended December 28, 2003, and the statement of operations of Vixel for the period from June 30, 2003, to November 12, 2003. All operating results of Vixel were included in the statement of income of Emulex since the date Emulex gained effective control of Vixel, November 13, 2003. The unaudited pro forma combined statement of income for the six months ended December 29, 2002, was prepared based upon the statement of income of Emulex for the six months ended December 29, 2002, and the statement of operations of Vixel for the six months ended December 29, 2002. The unaudited pro forma results exclude the effects of the IPR&D charge of $11.4 million but include the amortization of other intangibles, the amortization of deferred compensation and the increase and decrease to interest expense and interest income, respectively, resulting from the acquisition. The unaudited pro forma results are not necessarily indicative of the future operations or operations that would have been reported had the acquisitions been completed when assumed. The following unaudited information is presented in thousands, except for the per share data.

	Three Months Ended		Six Months Ended

	December 28,	December 29,	December 28,	December 29,
	2003	2002	2003	2002

	(in thousands, except per share data)
Net revenues	$99,216	$82,423	$190,158	$157,989

Net income	$7,235	$8,628	$23,703	$33,936

Net income per diluted share	$0.08	$0.10	$0.27	$0.40

Convertible Subordinated Notes Offering

On December 12, 2003, we completed a $450.0 million private placement of 0.25 percent convertible subordinated notes due 2023. Interest is payable in cash on June 15th and December 15th of each year beginning June 15, 2004. Under the terms of the offering, the notes will be convertible, at the option of the holder and subject to the satisfaction of certain conditions, into shares of Emulex common stock at a price of $43.20 per share. We incurred associated bankers’ fees of $10.1 million, which were recorded as a reduction to the proceeds from the issuance of the notes and will be accreted over the life of the notes as well as approximately $0.7 million of other associated acquisition costs, which have been recorded as an asset and will be amortized over the life of the notes. In addition, we granted the initial purchasers of the notes an option, which they exercised subsequent to December 28, 2003, to purchase an additional $67.5 million principal amount of the notes. We incurred associated bankers’ fees of $1.5 million, which were recorded as a reduction of the proceeds and will be accreted over the life of the notes. See Part II, Item 2 Changes in Securities and Use of Proceeds for a more detailed discussion of the convertible subordinated notes offering.

Results of Operations

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere herein.

		Percentage of Net Revenues
	Three months ended		Six months ended

	December	December	December	December
	28, 2003	29, 2002	28, 2003	29, 2002

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	36.9	35.8	35.3	37.6

Gross profit	63.1	64.2	64.7	62.4

Operating expenses:
Engineering and development	19.4	20.8	19.4	20.2
Selling and marketing	7.3	5.7	6.4	6.1
General and administrative	5.9	4.3	5.1	4.1
Amortization of other intangibles	4.5	1.9	3.2	2.0
In-process research and development	12.1	—	6.4	—

Total operating expenses	49.2	32.7	40.5	32.4

Operating income	13.9	31.5	24.2	30.0

Nonoperating income (loss):
Interest income	2.1	4.2	2.5	4.7
Interest expense	(0.8)	(1.6)	(1.0)	(2.1)
Gain (loss) on repurchase of convertible subordinated notes	(1.9)	—	1.6	19.6
Other income (expense) net	0.1	(0.1)	0.1	—

Total non-operating income (loss)	(0.5)	2.5	3.2	22.2

Income before income taxes	13.4	34.0	27.4	52.2

Income tax provision	9.6	13.7	12.8	19.9

Net income	3.8%	20.3%	14.6%	32.3%

Three months ended December 28, 2003, compared to three months ended December 29, 2002

Net Revenues. Net revenues for the second quarter of fiscal 2004 ended December 28, 2003, increased $17.9 million, or 23 percent, to $94.4 million, compared to the same quarter of fiscal 2003 ended December 29, 2002.

From a product line perspective, net revenues generated from our Fibre Channel products for the three months ended December 28, 2003, were $94.3 million, an increase of $18.1 million, or 24 percent, compared to the three months ended December 29, 2002, and represented substantially all of our net revenues. We believe that our net revenues from our broad range of Input/Output, or I/O, and Fibre Channel switching products are being generated primarily as a result of our product certifications and qualifications with OEM customers, which take product both directly and through distribution channels.

Net Revenues by Product Line

			Three Months
	Three Months	Percentage	Ended	Percentage
	Ended December	of Net	December 29,	of Net	Increase/	Percentage
(in thousands)	28, 2003	Revenues	2002	Revenues	(Decrease)	Change

Fibre Channel	$94,335	100%	$76,243	100%	$18,092	24%
IP networking	31	—	171	—	(140)	(82%)
Traditional networking	3	—	34	—	(31)	(91%)

Total net revenues	$94,369	100%	$76,448	100%	$17,921	23%

Our IP networking products consist of both our iSCSI products, which have not completed development, as well as legacy VI and cLAN products. We expect that our VI, cLAN and traditional networking products, which have all entered end-of-life status, will contribute negligible revenues to succeeding quarters. We do not expect material revenue from iSCSI products for the foreseeable future.

In addition to direct sales, some of our larger OEM customers purchased or marketed products indirectly through distributors, resellers or other third parties. Customers whose direct net revenues, or total direct and indirect net revenues (including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties) exceeded 10 percent of our net revenues, were as follows:

Net Revenues by Major Customers

	Direct Revenues		Total Direct and Indirect Revenues (2)

	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002

Net revenue percentage (1) :
IBM	27%	18%	27%	24%
Hewlett-Packard	23%	24%	25%	24%
EMC	—	—	17%	22%

(1)	Amounts less than 10 percent are not presented

(2)	Customer-specific models sold indirectly are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.

Direct sales to our top five customers accounted for 69 percent of total net revenues for the three months ended December 28, 2003, compared to 64 percent for the three months ended December 29, 2002, and we expect to be similarly concentrated in the future. Our EMC OEM products are sold both directly to EMC and indirectly through distributors. As a result, for the three months ended December 28, 2003, and December 29, 2002, direct revenues attributable to EMC were below 10 percent but direct and indirect revenues attributable to EMC were greater than 10 percent of total net revenues.

From a sales channel perspective, net revenues generated from OEM customers were 70 percent of total net revenues and sales through distribution were 30 percent in the three months ended December 28, 2003. Our OEM customers may take products both directly and through distribution channels.

Net Revenues by Sales Channel

	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	December 28,	of Net	December 29,	of Net	Increase/	Percentage
(in thousands)	2003	Revenues	2002	Revenues	(Decrease)	Change

OEM	$66,307	70%	$49,962	65%	$16,345	33%
Distribution	28,005	30%	26,469	35%	1,536	6%
Other	57	—	17	—	40	235%

Total net revenues	$94,369	100%	$76,448	100%	$17,921	23%

In the three months ended December 28, 2003, domestic net revenues increased by $8.8 million, or 21 percent, and international net revenues increased by $9.1 million, or 27 percent, compared to the three months ended December 29, 2002.

Net Domestic and International Revenues

	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	December 28,	of Net	December 29,	of Net	Increase/	Percentage
(in thousands)	2003	Revenues	2002	Revenues	(Decrease)	Change

Domestic	$51,587	55%	$42,772	56%	$8,815	21%
Europe	33,203	35%	28,210	37%	4,993	18%
Pacific Rim	9,579	10%	5,466	7%	4,113	75%

Total net revenues	$94,369	100%	$76,448	100%	$17,921	23%

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

Gross Profit. Cost of sales included the cost of production of finished products as well as support costs and other expenses related to inventory management, manufacturing quality and order fulfillment. Also, cost of sales included $0.2 million and $30 thousand of amortized deferred stock-based compensation expense for the three months ended December 28, 2003, and December 29, 2002, respectively. In the three months ended December 28, 2003, gross profit increased $10.5 million, or 21 percent, to $59.6 million, from $49.1 million in the three months ended December 29, 2002. Gross margin decreased slightly to 63 percent in the three months ended December 28, 2003, compared to 64 percent in the three months ended December 29, 2002. In the three months ended December 28, 2003, and December 29, 2002, we also recorded a reduction related to our one Gbps reserve, as previously-reserved inventory was sold, of $0.1 million and $1.1 million, respectively. The reserve was initially recorded during the first quarter of fiscal 2002. Excluding the reductions of the excess and obsolete inventory reserve of $0.1 million in the three months ended December 28, 2003, and $1.1 million in the three months ended December 29, 2002, gross profit would have been $59.5 million and $48.0 million, respectively, and gross margin would have been 63 percent in both periods. The remaining increase in gross profit in the three months ended December 28, 2003, compared to the three months ended December 29, 2002, was primarily due to higher total Fibre Channel net revenues and volumes.

Engineering and Development. Engineering and development expenses consisted primarily of salaries and related expenses for personnel engaged in the design, development and technical support of our products. These expenses included third-party fees paid to consultants, prototype development expenses and computer services costs related to supporting computer tools used in the engineering and design process. Engineering and development expenses were $18.3 million and $15.9 million in the three months ended December 28, 2003, and December 29, 2002, representing 19 percent and 21 percent of net revenues in each period, respectively. Engineering and development expenses increased by $2.4 million, or 15 percent, in the three months ended December 28, 2003, compared to the three months ended December 29, 2002. This increase was primarily due to the inclusion of the engineering and development expenses associated with our acquisition of Vixel that accounted for $1.9 million, or approximately 80 percent of the overall $2.4 million increase, driven in part by the addition of 60 employees and their associated expenses. The remaining increase was due to our continued investment in Fibre Channel and IP engineering and development, which represented substantially all of our engineering and development efforts and expenses prior to the acquisition of

Vixel. Engineering and development expenses above included $0.6 million of amortized deferred stock-based compensation for both the three months ended December 28, 2003, and December 29, 2002. Due to the technical nature of our products, engineering support is a critical part of our strategy during both the development of our products and the support of our customers from product design through deployment into the market. We intend to continue to make significant investments in the technical support and enhancement of our current products as well as the continued development of new products. While our engineering expenses in the three months ended December 28, 2003, increased at a similar rate as net revenues in comparison to the three months ended December 29, 2002, engineering expenses can fluctuate from quarter to quarter depending on several factors, including, but not limited to, non-recurring engineering charges associated with new product introduction schedules, hiring patterns and depreciation of capital equipment.

Selling and Marketing. Selling and marketing expenses consisted primarily of salaries, commissions and related expenses for personnel engaged in the marketing and sales of our products, as well as trade shows, product literature, promotional support costs and other advertising-related costs. Selling and marketing expenses were $6.9 million and $4.4 million in the three months ended December 28, 2003, and December 29, 2002, representing seven and six percent of net revenues, respectively. Selling and marketing expenses increased by $2.5 million, or 57 percent, in the three months ended December 28, 2003, compared to the three months ended December 29, 2002. This increase was primarily due to the inclusion of the selling and marketing expenses associated with our acquisition of Vixel that accounted for $1.7 million, or approximately 67 percent of the overall $2.5 million increase, driven in part by the addition of 22 employees and their associated expenses. In addition, selling and marketing expenses include increases for travel and related expenses of $0.4 million, and an increase in advertising expenses of $0.2 million. Selling and marketing expenses above included $1.3 million and $0.3 million of amortized deferred stock-based compensation expenses in the three months ended December 28, 2003, and December 29, 2002, respectively. The principal reason for the $1.0 million increase in amortized deferred stock compensation was due to the acquisition of Vixel and is included within the $1.7 million of Vixel-related expenses described above. As a portion of selling and marketing expenses, such as selling and marketing employees’ base compensation and amortized deferred stock-based compensation expense, is not driven directly by net revenue increases, the expenses have not expanded at the same rate as our net revenues.

General and Administrative. Ongoing general and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees and other associated corporate expenses. General and administrative expenses were $5.6 million and $3.3 million in the three months ended December 28, 2003, and December 29, 2002, representing six percent and four percent of net revenues in each period, respectively. General and administrative expenses increased by $2.3 million, or 68 percent, in the three months ended December 28, 2003, compared to the three months ended December 29, 2002. This increase was primarily due to the inclusion of the general and administrative expenses associated with our acquisition of Vixel that accounted for $1.3 million, or approximately 58 percent of the overall $2.3 million increase, driven in part by the addition of 15 employees and their associated expenses. The increase in general and administrative expenses was also primarily due to a $0.5 million increase in insurance expenses and a $0.4 million increase in accounting and tax services. General and administrative expenses included $0.4 million and $0.1 million of amortized deferred stock-based compensation expenses in the three months ended December 28, 2003, and December 29, 2002, respectively. Additionally, a $0.7 million expense for the tentative settlement of shareholder litigation related to the Vixel acquisition based on a memo of understanding with the plaintiff in the case is included in the above $1.3 million of Vixel-related expenses.

In-Process Research and Development Expense. The in-process research and development expense of $11.4 million was related to our acquisition of Vixel during the three months ended December 28, 2003, and represented 12 percent of our net revenues. There was no in-process research and development expenses for the three months ended December 29, 2002.

Amortization of Other Intangibles. Amortization of other intangibles included the amortization of intangible assets with estimable lives. For the three months ended December 28, 2003, amortization of other intangibles is for intangible assets related to the purchase of Vixel and the purchase of the technology assets of Trebia Corporation, which were both completed during the three months ended December 28, 2003, and the purchase Giganet, completed during fiscal 2001. For the three months ended December 29, 2002, amortization is for intangible assets related to the purchase of Giganet. The $2.8 million increase in amortization of other intangibles to $4.3 million for the three months ended December 28, 2003, was due to the addition of amortization related to the Vixel acquisition and the acquisition of the technology assets of Trebia Corporation. Amortization of other intangibles represented five and two percent of net revenues for the three months ended December 28, 2003, and for the three months ended December 29, 2002, respectively.

Nonoperating Loss. Nonoperating loss consisted primarily of interest income, interest expense and other non-operating income and expense items such as the loss on the repurchase of convertible subordinated notes. Our nonoperating income decreased by $2.4 million to a nonoperating loss of $0.5 million in the three months ended December 28, 2003, from nonoperating income of $2.0 million in the three months ended December 29, 2002. The decrease was due primarily to a loss on the repurchase of convertible subordinated notes of $1.8 million in the three months ended December 28, 2003, due to the expensing of the remaining deferred debt issuance costs. Additionally, interest income decreased by $1.3 million to $2.0 million in the three months ended December 28, 2003, from $3.2 million in the three months ended December 29, 2002, primarily due to lower interest yields and a lower level of invested funds. The lower amount of 1.75 percent convertible subordinated notes outstanding during the three months ended December 28, 2003, compared to the three months ended December 29, 2002, as well as the issuance of 0.25 percent convertible subordinated notes during the three months ended December 28, 2003, partially offset the other decreases to nonoperating income by causing interest expense to decrease by $0.5 million to $0.7 million in the three months ended December 28, 2003, from $1.2 million in the three months ended December 29, 2002.

Income Taxes. In the three months ended December 28, 2003, we recorded a tax provision in the amount of $9.0 million, or approximately 71 percent of our income before income taxes. In the three months ended December 29, 2002, we recorded a tax provision in the amount of $10.5 million, or approximately 40 percent of our income before income taxes. The increase in the effective tax rate for the three months ended December 28, 2003, was primarily due to the IPR&D charge associated with the Vixel acquisition being non-deductible for tax purposes.

Six months ended December 28, 2003, compared to six months ended December 29, 2002

Net Revenues. Net revenues for the six months of fiscal 2004 ended December 28, 2003, increased $32.1 million, or 22 percent, to $178.9 million, compared to the six month period of fiscal 2003 ended December 29, 2002.

From a product line perspective, net revenues generated from our Fibre Channel products for the six months ended December 28, 2003, were $178.4 million, an increase of $33.4 million, or 23 percent, compared to the six months ended December 29, 2002, and represented substantially all of our net revenues. The increase was due to our Fibre Channel products and we believe that our net revenues from our Fibre Channel products are being generated primarily as a result of our product certifications and qualifications with OEM customers, which take product both directly and through distribution channels.

Net Revenues by Product Line

			Six Months
	Six Months	Percentage	Ended	Percentage
	Ended December	of Net	December 29,	of Net	Increase/	Percentage
(in thousands)	28, 2003	Revenues	2002	Revenues	(Decrease)	Change

Fibre Channel	$178,435	100%	$144,997	99%	$33,438	23%
IP networking	503	—	1,817	1	(1,314)	(72%)
Traditional networking	8	—	59	—	(51)	(86%)

Total net revenues	$178,946	100%	$146,873	100%	$32,073	22%

Customers whose direct net revenues, or total direct and indirect net revenues (including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties) exceeded 10 percent of our net revenues, were as follows:

Net Revenues by Major Customers

	Direct Revenues		Total Direct and Indirect Revenues (2)

	Six Months	Six Months
	Ended	Ended	Six Months	Six Months
	December 28,	December 29,	Ended December	Ended December
	2003	2002	28, 2003	29, 2002

Net revenue percentage (1)
IBM	24%	21%	24%	25%
Hewlett-Packard	21%	24%	23%	24%
Info-X	10%	—	—	—
Tidalwire	10%	—	—	—
EMC	—	—	24%	20%

(1)	Amounts less than 10 percent are not presented

(2)	Customer-specific models sold indirectly are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.

Direct sales to our top five customers accounted for 71 percent of total net revenues for the six months ended December 28, 2003, compared to 65 percent for the six months ended December 29, 2002, and we expect to be similarly concentrated in the future. Our net revenues from our customers can be significantly impacted by changes in the business models of our customers. Beginning in late 2002, EMC began sourcing more product through distributors rather than purchasing it directly. Consequently, direct sales to EMC have been impacted, while indirect EMC revenues through distribution have risen.

From a sales channel perspective, net revenues generated from OEM customers were 64 percent of net revenues and sales through distribution were 36 percent in the six months ended December 28, 2003.

Net Revenues by Sales Channel

			Six Months
	Six Months	Percentage	Ended	Percentage
	Ended December	of Net	December 29,	of Net	Increase/	Percentage
(in thousands)	28, 2003	Revenues	2002	Revenues	(Decrease)	Change

OEM	$114,317	64%	$98,594	67%	$15,723	16%
Distribution	64,532	36%	48,171	33%	16,361	34%
Other	97	—	108	—	(11)	(10%)

Total net revenues	$178,946	100%	$146,873	100%	$32,073	22%

The increase in OEM revenues is due to increased demand for Fibre Channel products by OEM customers that take product directly. A major factor in the increased distribution net revenues is that beginning in 2002, one of our larger OEM customers, EMC, began sourcing more product through distribution rather than purchasing it directly.

In the six months ended December 28, 2003, domestic net revenues increased by $13.5 million, or 15 percent, and international net revenues increased by $18.6 million, or 33 percent, compared to the six months ended December 29, 2002.

Net Domestic and International Revenues

			Six Months
	Six Months	Percentage	Ended	Percentage
	Ended December	of Net	December 29,	of Net	Increase/	Percentage
(in thousands)	28, 2003	Revenues	2002	Revenues	(Decrease)	Change

Domestic	$104,562	59%	$91,059	62%	$13,503	15%
Europe	56,229	31%	45,214	31%	11,015	24%
Pacific Rim	18,155	10%	10,600	7%	7,555	71%

Total net revenues	$178,946	100%	$146,873	100%	$32,073	22%

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

Gross Profit. In the six months ended December 28, 2003, gross profit increased $24.2 million, or 26 percent, to $115.8 million, from $91.7 million in the six months ended December 29, 2002. Gross margin increased to 65 percent in the six months ended December 28, 2003, compared to 62 percent in the six months ended December 29, 2002. Starting in late September 2001, some of our major customers made announcements that general economic conditions, exacerbated by the increase in economic uncertainty in the aftermath of the terrorist events of September 11, 2001, were having a negative impact on their financial results. The announcements made, and forecasts received, indicated deteriorating demand for our one Gbps products as these customers were expected to migrate to two Gbps products for future purchases. As a result, we recorded an estimated excess and obsolete inventory charge totaling $13.6 million during the first quarter of fiscal 2002. After initially recording this one Gbps reserve during the first quarter of fiscal 2002, we have subsequently reduced this reserve by a total of $8.8 million through December 28, 2003, as previously-reserved inventory has been sold. Overall, we have been able to recover a significant portion of this reserved inventory that was not expected based on our forecasts and the forecasts received from our customers when this excess and obsolete charge was recorded. In addition to the sale of this previously-reserved product, we have also scrapped $3.4 million of this reserved inventory and negotiated and paid cancellation charges of $0.2 million through December 28, 2003, related to this excess and obsolete inventory charge since it was initially recorded. In the six months ended December 28, 2003, and December 29, 2002, the reduction related to our one Gbps reserve, as previously-reserved inventory was sold, was $1.9 million and $1.3 million, respectively. Excluding the reductions of the excess and obsolete inventory reserve of $1.9 million in the six months ended December 28, 2003, and $1.3 million in the six months ended December 29, 2002, gross profit would have been $113.9 million and $90.3 million, respectively, and gross margin would have been 64 percent in the six months ended December 28, 2003, and 62 percent in the six months ended December 29, 2002. The remaining increase in gross profit and gross margin in the six months ended December 28, 2003, compared to the six months ended December 29, 2002, was due to cost reductions for Fibre Channel products, higher total Fibre Channel net revenues and volumes, and changes in product mix. Also, cost of sales included $0.2 million and $34 thousand of amortized deferred stock-based compensation expense for the six months ended December 28, 2003, and December 29, 2002, respectively.

Engineering and Development. Engineering and development expenses were $34.7 million and $29.6 million in the six months ended December 28, 2003, and December 29, 2002, representing 19 percent and 20 percent of net revenues in each period, respectively. Engineering and development expenses increased by $5.1 million, or 17 percent, in the six months ended December 28, 2003, compared to the six months ended December 29, 2002. This increase was due in part to the inclusion of the engineering and development expenses associated with our acquisition of Vixel that accounted for $1.9 million, or approximately 38 percent of the overall $5.1 million increase, driven in part by the addition of 60 employees and their associated expenses. The remaining increase was due to our continued investment in Fibre Channel and IP engineering and development, which represented substantially all of our engineering and development efforts and expenses prior to the acquisition of Vixel. Engineering and development expenses above included $1.0 million and $1.1 million of amortized deferred stock-based compensation for the six months ended December 28, 2003, and December 29, 2002, respectively. Due to the technical nature of our products, engineering support is a critical part of our strategy during both the development of our products and the support of our customers from product design through deployment into the market. We intend to continue to make significant investments in the technical support and enhancement of our current products as well as the continued development of new products. While our engineering expenses in the six months ended December 28, 2003, increased at a similar rate as net revenues in comparison to the six months ended December 29, 2002, engineering expenses can fluctuate from quarter to quarter depending on several factors, including, but not limited to, non-recurring engineering charges associated with new product introduction schedules, hiring patterns and depreciation of capital equipment.

Selling and Marketing. Selling and marketing expenses were $11.5 million and $9.0 million in the six months ended December 28, 2003, and December 29, 2002, representing six percent of net revenues in each period. Selling and marketing expenses increased by $2.4 million, or 27 percent, in the six months ended December 28, 2003, compared to the six months ended December 29, 2002. This increase was primarily due to the inclusion of the selling and marketing expenses associated with our acquisition of Vixel that accounted for $1.7 million, or approximately 69 percent of the overall $2.4 million increase, driven in part by the addition of 22 employees and their associated expenses. In addition, selling and marketing expenses include increases for travel and related expenses of approximately $0.4 million and an increase in advertising expenses of approximately $0.1 million. Selling and marketing expenses above included $1.4 million and $0.6 million of amortized deferred stock-based compensation expenses in the six months ended December 28, 2003, and December 29, 2002, respectively. The $0.8 million increase in amortized deferred stock-based compensation is due primarily to the acquisition of Vixel, and is included within the $1.7 million of Vixel-related expenses described above. As a portion of selling and marketing expenses, such as selling and marketing employees’ base compensation and amortized deferred stock-based compensation expense, is not driven directly by net revenue increases, the expenses have not expanded at the same rate as our net revenues.

General and Administrative. General and administrative expenses were $9.2 million and $6.1 million in the six months ended December 28, 2003, and December 29, 2002, representing five percent and four percent of net revenues in each period, respectively. General and administrative expenses increased by $3.2 million, or 52 percent, in the six months ended December 28, 2003, compared to the six months ended December 29, 2002. This increase was primarily due to the inclusion of the general and administrative expenses associated with our acquisition of Vixel that accounted for $1.3 million, or approximately 41 percent of the overall $3.2 million increase, driven in part by the addition of 15 employees and their associated expenses. The increase in general and administrative expenses was also due primarily to a $1.0 million increase in insurance expenses, a $0.6 million increase in accounting and tax services and a $0.5 million increase in legal expenses. General and administrative expenses included $0.4 million and $0.1 million of amortized deferred stock-based compensation expenses in the three months ended December 28, 2003, and December 29, 2002, respectively, and $0.7 million for the tentative settlement of shareholder litigation related to the Vixel acquisition based on a memo of understanding with the plaintiff in the case in the three months ended December 28, 2003. The amortized deferred stock-based compensation related to the Vixel acquisition of $0.3 million and the $0.7 million for the tentative settlement of shareholder litigation are included within the $1.3 million of Vixel-related expenses described above.

In-Process Research and Development Expense. The in-process research and development expense of $11.4 million was related to our acquisition of Vixel during the six months ended December 28, 2003, and represented six percent of our net revenues. There was no in-process research and development expenses for the six months ended December 29, 2002.

Amortization of Other Intangibles. For the six months ended December 28, 2003, amortization is for intangible assets related to the purchase of Vixel and the purchase of the technology assets of Trebia Corporation, which were both completed during the six months ended December 28, 2003, and the purchase Giganet, completed during fiscal 2001. For the six months ended December 29, 2002, amortization is for intangible assets related to the purchase of Giganet. The $2.8 million increase in amortization of other intangibles to $5.8 million for the six months ended December 28, 2003, was due to the addition of amortization related to the Vixel acquisition and the acquisition of the technology assets of Trebia Corporation. Amortization of other intangibles represented three and two percent of net revenues for the six months ended December 28, 2003, and for the six months ended December 29, 2002, respectively.

Nonoperating Loss. Our nonoperating income decreased by $26.8 million to $5.8 million in the six months ended December 28, 2003, from nonoperating income of $32.6 million in the six months ended December 29, 2002. The decrease was due primarily to a decrease in the net overall gain on the repurchase of convertible subordinated notes by $25.8 million to $2.9 million in the six months ended December 28, 2003, from $28.7 million in the six months ended December 28, 2003. Additionally, interest income decreased by $2.5 million to $4.5 million in the six months ended December 28, 2003, from $6.9 million in the six months ended December 29, 2002, primarily due to lower interest yields and a lower level of invested funds. The lower amount of 1.75 percent convertible subordinated notes outstanding during the six months ended December 28, 2003, compared to the six months ended December 29, 2002, as well as the issuance of 0.25 percent convertible subordinated notes during the six months ended December 28, 2003, partially offset the other decreases to nonoperating income by causing interest expense to decrease by $1.3 million to $1.8 million in the six months ended December 28, 2003, from $3.0 million in the six months ended December 29, 2002.

Income Taxes. In the six months ended December 28, 2003, we recorded a tax provision in the amount of $22.9 million, or approximately 47 percent of our income before income taxes. In the six months ended December 29, 2002, we recorded a tax provision in the amount of $29.1 million, or approximately 38 percent of our income before income taxes. The increase in the effective tax rate for the six months ended December 28, 2003, was primarily due to the IPR&D charge associated with the Vixel acquisition being non-deductible for tax purposes.

Critical Accounting Policies

The preparation of the financial statements requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying values of assets and liabilities. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. If these estimates differ significantly from actual results, the impact to the financial statements may be material.

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

Furthermore, we provide a warranty of between one and three years on our I/O Fibre Channel and Internet Protocol products and provide a warranty of between one and five years on our Fibre Channel switching and traditional networking products. We record a provision for estimated warranty-related costs at the time of sale based on historical product return rates and our expected future costs of fulfilling our warranty obligations.

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

Goodwill, Other Intangibles and Long-Lived Assets. Goodwill and other intangibles resulting from the acquisition of Vixel and Giganet and the purchase of the technology assets of Trebia Corporation are carried at cost less accumulated amortization. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets, ranging from two to seven years. We adopted Statement 142 effective July 1, 2002, and no longer amortize goodwill and other intangibles that have indeterminate useful lives. The adoption of Statement 142 had a significant effect on our results of operations. Prior to the adoption for Statement 142 we applied Statement 121 for goodwill, other intangibles and long-lived assets. We completed our transitional impairment analysis under Statement 142 and found no impairment upon the adoption of Statement 142 as of July 1, 2002. Our annual impairment test occurred in the fourth quarter of fiscal 2003 with no impairment charges resulting. In accordance with Statement 142, goodwill and other intangibles that have indeterminate lives will be tested for impairment at least annually, but also on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. Any future impairment loss could materially and adversely affect our financial position and results of operations.

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

Inventories. Inventories are stated at the lower of cost or net realizable value on a first-in, first-out basis. We use a standard cost system for purposes of determining cost. The standards are adjusted periodically to ensure they represent actual cost. We regularly compare forecasted demand and the composition of the forecast against inventory on hand and open purchase commitments in an effort to ensure the carrying value of inventory does not exceed net realizable value. Accordingly, we may have to record reductions to the carrying value of excess and obsolete inventory if forecasted demand decreases. We have previously recorded reductions to the carrying value of excess and obsolete inventory, as described in the Gross Profit section of the Results of Operations for the six months ended December 28, 2003, compared to the six months ended December 29, 2002.

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

Liquidity and Capital Resources

At December 28, 2003, we had $447.7 million in working capital and $566.4 million in cash and cash equivalents, restricted cash, current investments and long-term investments. At June 29, 2003, we had $423.2 million in working capital and $620.5 million in cash and cash equivalents, restricted cash, current investments and long-term investments. Our cash and cash equivalents increased by $54.7 million to $191.6 million as of December 28, 2003, from $137.0 million as of June 29, 2003. The increase in cash and cash equivalents was due to our financing and operating activities, which provided $230.9 million and $24.3 million of cash and cash equivalents, respectively. The cash and cash equivalents provided by financing and operating activities were partially offset by our investing activities, which used $200.5 million of cash and cash equivalents.

In the six months ended December 28, 2003, operating activities provided $24.3 million of cash and cash equivalents, primarily from net income before non-cash activities. Such non-cash activities consisted primarily of in-process research and development, deferred income taxes, the depreciation and amortization of property and equipment, the amortization of other intangibles, the tax benefit from the exercise of stock options, stock-based compensation and the gain on repurchase of convertible subordinated notes. In addition, cash and cash equivalents from operating activities increased due to an increase in accounts payable, an increase in income taxes payable, and a decrease in prepaid expenses and other assets. These increases to net cash provided by operating activities were partially offset by the litigation settlement payment, a decrease in accrued liabilities, an increase in accounts and other receivables and an increase in inventories. The cash provided by operating activities in the six months ended December 29, 2002, was primarily from net income before non-cash items such as the gain on repurchase of convertible subordinated notes, deferred income taxes, depreciation and amortization of property and equipment, stock-based compensation, amortization of other intangibles and the tax benefit from the exercise of stock options, as well as changes in other working capital balances.

In the six months ended December 28, 2003, cash used in investing activities was $200.5 million. The primary use of cash was payments for the purchase of Vixel of $294.8 million, net of cash acquired. Additional uses of cash were for purchases of investments of $121.9 million, additions to property and equipment of $22.1 million, and payments for the technology assets of Trebia Networks of $2.1 million, offset by maturities of investments of $232.4 million and a decrease in restricted cash related to the construction escrow account of $8.0 million. In the six months ended December 29, 2002 investing activities, which consisted of purchases of investments of $371.3 million, maturities of investments of $275.8 million, an increase in restricted cash related to the construction escrow account of $11.1 million and additions to property and equipment of $7.0 million, used $113.6 million of cash and cash equivalents.

Financing activities provided $230.9 million of cash and cash equivalents in the six months ended December 28, 2003. This increase in cash and cash equivalents was primarily due to our net proceeds from the issuance of 0.25 percent convertible subordinated notes of $439.2 million offset by the repurchase of $179.3 million in face value of convertible subordinated notes at a net discount to face value, spending $173.3 million, the repurchase of 1.5 million shares for $40.5 million and payments for notes payable and capital leases of $1.3 million. Additionally, proceeds from the issuance of common stock under stock option plans provided $5.5 million and proceeds from the issuance of common stock under the employee stock purchase plan provided $1.2 million. For the six months ended December 29, 2002, financing activities, which consisted primarily of our repurchase of approximately $136.5 million in face value of convertible subordinated notes at a discount to face value, spending $104.2 million, as well as the proceeds of $0.8 million from the issuance of common stock under stock option plans and $0.4 million from the issuance of common stock under the employee stock purchase plan, used $102.9 million of cash and cash equivalents.

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

During the six month months ended December 28, 2003, our Board of Directors expanded our stock repurchase program to include the repurchase of all of our convertible subordinated notes and extended the entire program to June 2005. The combined program authorizes the repurchase of up to 4.0 million shares of common stock and the repurchase of all of the remaining outstanding convertible subordinated notes. Also during the six months ended December 28, 2003, we bought back approximately $179.3 million in face value of our convertible subordinated notes at a discount to face value for approximately $173.3 million. The resulting net pre-tax gain of approximately $2.9 million was recorded for the six months ended December 28, 2003. The repurchased notes were cancelled, leaving convertible subordinated notes outstanding with a face value of approximately $29.3 million that, if converted, would result in the issuance of approximately 0.5 million shares. At December 28, 2003, 1.5 million shares of common stock remained authorized for repurchase, reflecting the repurchase of 1.5 million common shares for $40.5 million during the six months ended December 28, 2003. In addition, the entire $29.3 million face amount of the 1.75 percent outstanding convertible subordinated notes remained authorized for repurchase.

On December 12, 2003, we completed a $450.0 million private placement of 0.25 percent convertible subordinated notes due 2023. Interest is payable in cash on June 15th and December 15th of each year beginning June 15, 2004.

Under the terms of the offering, the notes will be convertible, at the option of the holder and subject to the satisfaction of certain conditions, into shares of Emulex common stock at a price of $43.20 per share. We incurred associated bankers’ fees of approximately $10.1 million, which were recorded as a reduction to the proceeds from the issuance of the notes and will be accreted over the life of the notes as well as $0.7 million of other associated acquisition costs, which have been recorded as an asset and will be amortized over the life of the notes. In addition, we granted the initial purchasers of the notes an option, which they exercised subsequent to December 28, 2003, to purchase an additional $67.5 million principal amount of the notes. We incurred associated bankers’ fees of $1.5 million, which were recorded as a reduction of the proceeds and will be accreted over the life of the notes.

Also subsequent to December 28, 2003, we bought back approximately $11.6 million face value of our 1.75 percent convertible subordinated notes for approximately $11.7 million. The resulting net pre-tax loss of approximately $0.2 million due to the expensing of the remaining deferred debt issuance costs will be recorded during the third fiscal quarter of 2004.

We were previously required to enter into end-of-life purchase agreements for two key inventory components as the sole-source manufacturers of these components announced their discontinued manufacturing of the components. As of December 28, 2003, our remaining purchase obligation for the two components was $11.8 million.

On October 9, 2003, before our acquisition of Vixel, a purported class action lawsuit was filed in King County Superior Court of the State of Washington against Vixel and each of Vixel’s directors and certain unnamed individuals (the “Vixel Parties”), entitled Russell Fink v. Vixel Corporation, et al., Case No. 03-2-37226-9SEA. The complaint made general allegations that, among other things, Vixel’s directors breached their fiduciary duties to Vixel stockholders in connection with the approval of the merger with Emulex and sought to enjoin the tender offer and have the merger agreement declared unlawful, among other forms of relief. On November 7, 2003, the Vixel Parties entered into a memorandum of understanding with the plaintiff in the class action suit pursuant to which the parties have agreed to settle the action, subject to court approval. The consummation of the settlement is subject to: (a) the drafting and execution of formal settlement documents; (b) the completion by plaintiff of reasonable discovery as agreed to by the parties; and (c) final court approval (as defined by law) of the settlement and dismissal of the action with prejudice. We expect to pay the settlement amount of $0.7 million during fiscal 2004.

Subsequent to December 28, 2003, we signed a Letter Agreement with one of our three insurers under which we are to receive $10.0 million less amounts previously paid by the insurer for the defense of previous securities class action lawsuits for which we paid $39.5 million to the plaintiffs during the three months ended December 28, 2003. The $39.5 million was previously held in escrow.

During the third quarter of fiscal 2002, we entered into an agreement to relocate our headquarters locally in Costa Mesa, California. We financed the build-to-suit construction phase of the new facility with our own capital, and will begin a 10-year lease term with an option to buy the land and buildings during the first six months of the lease term. If we do not exercise our option to purchase the facility, the landlord will obtain permanent financing and reimburse us for the construction costs. Construction on our new corporate headquarters was completed subsequent to December 28, 2003. If purchased, we believe the total cost, including the land, building and other related capital expenditures, would be approximately $47.0 million. Our total gross undiscounted financial commitment for the 10-year lease term would be approximately $45.9 million. At December 28, 2003, we had restricted cash of $1.4 million held in escrow associated with the construction of the headquarters. In addition, we have a $1.0 million letter of credit in place in lieu of a rental deposit on one of our other facilities. Subsequent to December 28, 2003, we exercised our option to purchase the headquarters property.

As part of our commitment to storage networking product development, including Fibre Channel, which includes our recent acquisition of Vixel Corporation, and IP Networking, we expect to continue our investments in property and equipment, most notably for additional engineering equipment, continued enhancement of our global IT infrastructure, and the local relocation of our Costa Mesa, California facility.

We believe that our existing cash and cash equivalents balances, facilities and equipment leases, investments and anticipated cash flows from operating activities will be sufficient to support our working capital needs and capital expenditure requirements for at least the next 12 months.

As described above, the following summarizes our contractual obligations at December 28, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period

	(in thousands)
		Less than	1-3	4-5	After 5
	Total	1 year	Years	Years	Years

Convertible subordinated notes and interest (1)	$503,822	$1,075	$3,275	$32,035	$467,437
Leases	5,091	1,323	3,579	189	—
Non-cancelable purchase obligations for end of life components	11,824	11,824	—	—	—
Litigation settlements	698	698	—	—	—
Letter of credit	1,000	1,000	—	—	—
New corporate headquarters – lease option (2)	45,899	2,220	8,972	9,104	25,603

Total	$568,334	$18,140	$15,826	$41,328	$493,040

(1). As described above, subsequent to December 28, 2003, the initial purchasers of the notes exercised their option to purchase an additional $67.5 million principal amount of the notes. The principal payment related to the 0.25 percent private placement of $450.0 million is shown as maturing after 5 years in this schedule, but holders of the notes may require us to purchase the notes for cash by giving us written notice as early as 20 business days prior to each of December 15, 2006, December 15, 2008, December 15, 2013 and December 15, 2018.

(2). As described above, subsequent to December 28, 2003, we exercised our option to purchase our headquarters property. We believe the total cost, including the land, building and other related capital expenditures, would be approximately $47.0 million.

Risk Factors

A downturn in information technology spending in general or spending on high-performance computer and storage systems in particular could adversely affect our revenues and results of operations.

The demand for our Fibre Channel products, which represented 100 percent of our net revenues for the six months ended December 28, 2003, has been driven by the demand for high-performance storage networking products and solutions that support enterprise computing applications, including on-line transaction processing, data mining, data warehousing, multimedia and Internet applications. Any significant downturn in demand for such products, solutions and applications, such as the slowdown experienced beginning in early 2001 and exacerbated by the September 11, 2001 terrorist attacks and resulting political and economic uncertainty, could adversely affect our business, results of operations and financial condition. The adverse effects of any sustained downturn in information technology spending on our operating results may be exacerbated by our research and development investments, strategic investments and merger and acquisition activity, as well as customer service and support, which are expected to continue despite any such downturn.

Our business depends upon the continued growth of the Fibre Channel storage networking market, and our business will be adversely affected if such growth does not occur or occurs more slowly than we anticipate.

The size of our potential market is largely dependent upon the broadening acceptance of our Fibre Channel storage networking technologies as alternatives to other technologies traditionally utilized for network and storage communications, as well as the overall demand for storage. We believe that our investment in the Fibre Channel storage networking market represents our greatest opportunity for revenue growth and profitability for the foreseeable future. However, the market for Fibre Channel storage networking products may not gain broader acceptance and customers may choose alternative technologies and products supplied by other companies. Recently, interest has re-emerged for iSCSI storage networking solutions, which may satisfy some I/0 connectivity requirements through standard Ethernet adapters and software at little to no incremental cost. Such iSCSI solutions are likely to compete with Fibre Channel I/0 solutions, particularly in the low end of the market. Additionally, since our products are sold as parts of integrated systems, demand for our products is driven by the demand for these integrated systems, including other companies’ complementary products. A lack of demand for the integrated systems or a lack of complementary products required for these integrated systems could have a material adverse effect on our business, results of operations and financial condition. If the Fibre Channel storage networking market does not grow, or grows more slowly than we anticipate, attracts more competitors than we expect, as discussed below, or if our products do not achieve market acceptance, our business, results of operations and financial condition could be materially adversely affected.

Because a significant portion of our revenues are generated from sales to a limited number of customers, none of which are the subject of exclusive or long-term contracts, the loss of one or more of these customers could adversely affect our business.

We rely almost exclusively on original equipment manufacturers, or OEMs, and sales through distribution channels for our revenue. For the six months ended December 28, 2003, we derived approximately 64 percent of our net revenues from OEMs and 36 percent from sales through distribution. Furthermore, because the majority of our sales through distribution channels consist of OEM-certified products, OEM customers effectively controlled more than 87 percent of our revenue for the six months ended December 28, 2003. We may be unable to retain our current OEM and distributor customers or to recruit additional or replacement customers.

For the six months ended December 28, 2003, direct sales amounted to 24 percent for IBM, 21 percent for Hewlett-Packard, 10 percent for Info-X and 10 percent for Tidalwire. Direct sales to our top five customers accounted for 71 percent of total net revenues for the six months ended December 28, 2003. Additionally, some of our larger OEM customers purchased or marketed products indirectly through distributors, resellers or other third parties. Total net revenues, including direct sales to our OEM customers and their OEM-specific models purchased or marketed indirectly through other distribution channels, amounted to 24 percent of our total net revenues for IBM, 24 percent for EMC and 23 percent for Hewlett Packard for the six months ended December 28, 2003. Although we have attempted to expand our base of customers including customers for embedded switching products, we believe our revenues in the future will continue to be similarly derived from a limited number of customers, especially in light of the continuing consolidation the industry has experienced. As a result, to the extent that sales to any of our significant customers do not increase in accordance with our expectations or are reduced, our business, results of operations and financial condition could be materially adversely affected.

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

Alternative legacy technologies such as SCSI compete with our Fibre Channel storage networking technologies for customers. Legacy technologies such as port bypass circuits compete with our embedded switch products. Our success depends in part on our own ability and on the ability of our OEM customers to develop storage networking solutions that are competitive with these alternative legacy technologies. Some of our competitors already have well-established relationships with our current and potential customers, have extensive knowledge of the markets we serve and may have better name recognition and more extensive development, sales and marketing resources than us. Additionally, in the future other technologies that we are not currently developing may evolve to address the storage networking applications currently served by our Fibre Channel product line today, reducing our market opportunity.

We may not realize the anticipated benefits and may encounter unforeseen difficulties related to our acquisition of Vixel Corporation.

On November 17, 2003, we completed our acquisition of Vixel Corporation. Achieving the benefits of the acquisition of Vixel will depend in part on our ability to integrate the technology, operations and personnel of Vixel into our company in a timely and efficient manner. Future revenue from Vixel may decline from prior periods or may not meet our expectations, and current and ongoing expenses also may exceed our expectations. In addition, Vixel may be unable to obtain design wins in accordance with past practice or our expectations, and the design wins obtained to date may not translate into revenue in the amounts and during the periods we expect. Moreover, integrating Emulex and Vixel will be a complex, time consuming and expensive process and may disrupt our business if not completed in a timely and efficient manner. The acquisition and integration of Vixel’s business with Emulex will involve a number of risks and challenges, including:

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

As a result of these and other difficulties, we may not realize the anticipated benefits of the acquisition and may encounter difficulties that could have a material adverse effect on our business and operating results or cause expectations with respect to Vixel and the combined companies to be inaccurate.

Our reported financial results will be impacted by the accounting for the Vixel Corporation acquisition.

In November 2003, we completed the acquisition of Vixel Corporation for a total purchase price of $298.4 million in cash for the outstanding common stock, preferred stock and warrants of Vixel Corporation. We also incurred acquisition-related expenses of $6.8 million in cash. In addition, we issued 2.2 million stock options with a fair value of approximately $47.5 million in exchange for the Vixel options we assumed for a total acquisition value of $352.7 million. We calculated the fair value of the 2.2 million stock options issued at the date of acquisition using the Black-Scholes option-pricing model. In accordance with generally accepted accounting principles, or GAAP, we accounted for the acquisition using the purchase method of accounting. Under the purchase method, the purchase price is allocated among identifiable assets and liabilities of Vixel based upon their fair market value, and the excess of the purchase price over the fair market value of the assets and liabilities will be allocated to goodwill. The amount allocated to identifiable intangible assets is being amortized over the estimated life of the identifiable intangible assets. Also, we are amortizing deferred stock-based compensation related to the options issued over the remaining vesting periods of each option. The amortization expenses will reduce our earnings. Additionally, $11.4 million of the purchase price has been allocated to in-process research and development acquired as part of the transaction, which was expensed during the three months ended December 28, 2003, that also reduced earnings. In accordance with Statement 141, “Business Combinations,” the allocation period, which is the period that is required to identify and measure the fair value of the assets acquired and liabilities assumed in a business combination, should not exceed one year from the date that we gained effective control of Vixel and made the initial purchase price allocation.

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

Our revenues and results of operations have varied on a quarterly basis in the past and may vary significantly in the future. Accordingly, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful, and you should not rely on such comparisons as indications of our future performance. We may be unable to maintain our current levels of growth or profitability in the future. Our revenues and results of operations are difficult to forecast and could be adversely affected by many factors, including, among others:

•	the gain or loss of significant OEMs, OEM design wins or other customers;

•	changes in the size, timing and terms of OEM and other customer orders;

•	changes in the sales and deployment cycles for our products, particularly those sold through our OEM sales channels;

•	changes in our significant customers’ desired inventory levels;

•	our acquisition of Vixel;

•	the timing and market acceptance of new or enhanced product introductions by us, our OEM customers and our competitors;

•	changes in the selling price of our products;

•	changes in the mix of product sales or the mix of sales channels;

•	difficulties in obtaining incremental market share growth;

•	fluctuations in product development and other operating expenses;

•	fluctuations in manufacturing costs, including the cost of components we use to produce our products;

•	component shortages experienced by us, or reduced demand from our customers if our customers are unable to acquire the components used in conjunction with our products in their deployments;

•	the ability of our electronics manufacturing service providers to produce and distribute our products in a timely fashion;

•	difficulties, disruptions or delays caused by the move of our corporate headquarters in fiscal 2004;

•	difficulties with updates, changes or additions to our Enterprise Resource Planning (ERP) System;

•	changes in general social and economic conditions, including but not limited to terrorism, public health and slower than expected market growth, with resulting changes in customer technology budgeting and spending;

•	changes in technology, industry standards or consumer preferences;

•	seasonality;

•	changes in our accounting or other policies resulting from the adoption of new laws, regulations or pronouncements; and/or

•	fluctuations in foreign currency exchange rates.

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

Historically, we have generally shipped products quickly after we receive orders, meaning that we do not always have a significant backlog of unfilled orders. As a result, our revenues in a given quarter may depend substantially on orders booked during that quarter. Alternatively, orders already in backlog may be deferred or cancelled, as was experienced and disclosed by us in early February of calendar 2001. Also, we have typically generated a large percentage of our quarterly revenues in the last month of the quarter. Our customers may change their accounting practices and purchasing patterns, thus reducing our ability to predict our quarterly sales. Additionally, we use blanket purchase orders with some customers, with customer-provided forecasts and customer controlled just-in-time pulls of products from hub warehouses, thus reducing our ability to predict our quarterly sales. As a result of these and other factors, we may not be able to accurately predict our quarterly sales. Because our expense levels are partially based on our expectations of future sales, in the event we experience unexpected decreases in quarterly sales, our expenses may be disproportionately large relative to our revenues and we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. A material shortfall in sales in relation to our quarterly expectations or any delay, deferral or cancellation of customer orders would likely have an immediate and adverse impact on our results of operations and may adversely affect our stock price.

The failure of one or more of our significant customers to make payments could adversely affect our business.

We are subject to credit risk associated with the concentration of our accounts receivable from our customers. Our days sales outstanding, or DSOs, were 42 days at December 28, 2003, and 37 days at June 29, 2003. There can be no assurance they will remain at this level or improve. If one of our current significant customers were to declare bankruptcy, if we were to lose one of our current significant customers and did not receive their payments due to us, or if one of our current significant customers were to dispute a significant amount owed to us, we could experience a material adverse effect on our business, results of operations and financial condition.

The market price of our common stock may decline as a result of our acquisition of Vixel Corporation.

The market price of our common stock may decline as a result of our acquisition of Vixel if:

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

The markets for our products are characterized by rapidly changing technology, evolving industry standards and the frequent introduction of new products and enhancements. Our future success depends in large part on our ability to enhance our existing products and to introduce new products on a timely basis to meet changes in customer preferences and evolving industry standards. Currently, new and proposed technologies such as 4, 8 and 10 gigabit per second, or Gbps, Fibre Channel solutions; Infiniband; PCI-X 2.0; PCI Express; iSCSI; Serial ATA, or SATA; Serial Attached SCSI, or SAS; Virtual Interface, or VI; and Remote Direct Memory Access, or RDMA; are in

development by many companies and their ultimate acceptance and deployment in the market is uncertain. We are developing some, but not all of these technologies, and we cannot be sure that the technologies we chose to develop will achieve market acceptance, or that technologies that we chose not to develop will be available to purchase or license from third parties or will be immaterial to our business. Our embedded switch products are associated with emerging next-generation storage architectures, and their success is dependent on developing market acceptance and facilitating transitions from legacy architectures. We cannot be certain that we will be successful in developing, manufacturing and marketing new products or product enhancements that respond to technological changes in a timely manner and achieve market acceptance. In addition, a key element of our current business strategy is to develop ASICs in order to increase system performance, enhance integration and reduce manufacturing costs, thereby enhancing the price/performance of our storage networking products. We cannot be certain that we will be successful at developing and incorporating ASICs effectively and in a timely manner. Additionally, the cost and time required for developing ASICs has been increasing and we cannot be certain of the impact on our business of such increases. If we are unable, for technological or other reasons, to develop new products, enhance or sell existing products, or consume existing products in a timely and cost-effective manner in response to technological and market changes, our business, results of operations and financial condition may be materially adversely affected.

We have experienced losses in our history and may experience losses in our future that may adversely affect our stock price and financial condition.

We have experienced losses in our history, most recently a net loss of $96.2 million in fiscal 2002, and $23.6 million in fiscal 2001. The net loss in fiscal 2002 included $156.2 million of amortization of goodwill and other intangibles related to the acquisition of Giganet, Inc. and a net excess and obsolete inventory charge of $10.1 million. The net loss in fiscal 2001 included $22.3 million of in-process research and development expenses and $52.1 million of amortization of goodwill and other intangibles related to the acquisition of Giganet. Beginning in the first quarter of fiscal 2003, when we adopted Statement 142, “Goodwill and Other Intangible Assets,” we no longer amortize goodwill and other intangibles that have indeterminate useful lives. As of December 28, 2003, we had net goodwill related to the Vixel and Giganet acquisitions in the amount of $584.2 million that will be reviewed at least annually for impairment. Any losses, including losses caused by impairment of goodwill, may adversely affect the perception of our business by analysts and investors, which could adversely affect our stock price. While our recent losses were not accompanied by negative cash flow from operations, to the extent that we are unable to generate positive operating profits and positive cash flow from operations, our financial condition may be materially adversely affected.

The migration of our customers toward newer product platforms may have a significant adverse effect on our results of operations, including lower average selling prices or charges for obsolete inventory.

As our customers migrate from one platform to the enhanced price/performance of the next platform, we may experience reduced revenue, gross profit or gross margin levels associated with lower average selling prices or higher relative product costs associated with improved performance. Also, economic conditions during platform migration periods can have a significant impact on results. While we regularly compare forecasted demand for our products against inventory on hand and open purchase commitments, to the extent that customers migrate to newer product platforms more quickly than anticipated, the corresponding reduction in demand for older product platforms may result in obsolete inventory and related charges which could have an adverse effect on our financial condition and results of operations.

Any failure of our OEM customers to keep up with rapid technological change and successfully market and sell systems that incorporate new technologies could adversely affect our business.

Our revenues depend significantly upon the ability and willingness of our OEM customers to develop, promote and deliver, on a timely basis, products that incorporate our technology. OEMs must commit significant resources to develop products that incorporate our technology or solutions. The ability and willingness of OEM customers to develop, promote and deliver such products are significantly influenced by a variety of factors, many of which are outside of our control. We cannot be certain of the ability or willingness of our OEM customers to continue developing, marketing and selling products that incorporate our technology or solutions. In addition, while we have secured numerous design wins for our storage networking products from OEM customers, we cannot be certain that our customers will be able to or will choose to ship systems that incorporate our products, or that their shipped systems will be commercially successful. Our business is dependent on our relationships with our OEM and distributor customers, so the inability or unwillingness of any of our significant customers to develop or promote products that use our technology or solutions would have a material adverse effect on our business, results of operations and financial condition.

Rapid changes in the evolution of technology, including the unexpected extent or timing of the transition from HBA solutions or embedded switch box solutions to lower-priced ASIC solutions, could adversely affect our business.

Historically, the electronics industry has developed higher performance ASICs that create chip level solutions that replace selected board level or box level solutions at a significantly lower average selling price. We have previously offered ASICs to certain customers for certain applications that have effectively resulted in a lower-priced solution when compared to an HBA solution. This transition may occur for our products in other applications as well. This transition may also occur from embedded switch box products to lower priced embedded switch ASIC products. The result of this transition may be an adverse effect on our revenues and profit margin. If this transition is more abrupt or is more widespread than anticipated, there can be no assurance that we will be able to modify our business model in a timely manner, if at all, in order to mitigate the effects of this transition on our business, results of operations and financial position. In the future, a similar adverse effect to our business could occur if there were rapid shifts in customer purchases from our midrange server and storage solutions to products for the small and medium-sized business market.

Rapid shifts in customer purchases from our high-end server and storage solutions to midrange server and storage solutions could adversely affect our business.

Historically, the majority of our Fibre Channel revenue has come from our high-end server and storage solutions. In recent quarters, an increasing percentage of revenue has come from midrange server and storage solutions, which typically have lower average selling prices than our high-end server and storage solutions. If this trend were to be more abrupt or more widespread than anticipated, there can be no assurance that we would be able to modify our business model in a timely manner, if at all, in order to mitigate the effect of this trend on our business, results of operations and financial position.

A decrease in the average unit selling prices and/or an increase in the manufactured cost of our Fibre Channel products could adversely affect our revenue, gross margins and financial performance.

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

During April 2003 we announced a joint development activity with Intel Corporation relating to storage processors that integrate SATA, SAS and Fibre Channel interfaces within a single architecture. Under the agreement, we will develop the protocol controller hardware, firmware and drivers. Intel will integrate its Intel(R) Xscale(TM) microarchitecture as the core technology for the new processors and will manufacture the processors on its 90-nanometer process technology. We will market the resulting Fibre Channel products and Intel will market the SATA and SAS product. This activity has risks resulting from unproven new-generation manufacturing technology, from the licensing of SATA and SAS technology to Intel, from increased development costs, from reduced flexibility in making design changes in response to market changes and in reduced control over product completion schedules.

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

Additionally, key components that we use in our products may only be available from single sources with which we do not have contracts. We may obtain sole source components manufactured by companies such as Cypress, E20, Finisar, ICS, Intel, IBM, Lattice, Micrel, Micron, Motorola, NEC, Quicklogic, Samsung, Seiko Epson, Siliconix, Tundra Semiconductor and Vitesse. In addition, we design our own ASICs that are embedded in our products. These ASICs are also sole sourced and manufactured by third- party semiconductor foundries including IBM, Marvell and LSI Logic. In addition to hardware, we design software to provide functionality to our hardware products. The loss of one or more of our sole suppliers or third party foundries could have a material adverse effect on our business, results of operations and financial condition. In addition, an announcement made by one of our sole suppliers or third party foundries that they intend to stop producing a component in the future could cause us, based on forecasted demand that may or may not materialize, to enter into a long-term purchase commitment or make a last-time purchase that could have a material adverse effect on our business, results of operations and financial condition.

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

In October 2003, Celestica Inc., a leading EMS provider, announced that it had entered into an agreement to acquire Manufacturers’ Services Limited (MSL), one of our primary EMS providers. While we are unable to predict the effects that such acquisition will have on our relationship with MSL, it is possible that the integration of MSL with Celestica could result in disruptions that would adversely affect our ability to timely and efficiently produce and ship our products. Moreover, consolidation among EMS providers could result in decreased competition among EMS providers, which could adversely affect our ability to negotiate favorable arrangements with EMS providers. In June 2003, we selected Benchmark Electronics, Inc., or Benchmark, as an additional EMS provider and have begun shipping product from Benchmark’s facility in Guadalajara, Mexico. At this time, the majority of our customers have qualified the Benchmark facility in Mexico. Embedded switch products are obtained from an EMS facility, Suntron, in Texas. Although we do not expect these changes to our EMS providers to have a significant impact on us, if we were to experience significant delays in product qualifications, completing production runs or shipping product as a result of these changes, and we were unable to compensate for this disruption elsewhere, it could have a material adverse effect on our business, results of operations and financial condition. Moreover, because we rely upon our EMS providers to manufacture, store and ship our products, the manufacturing and sale of our products would be temporarily suspended if one or all of our EMS providers are unable or unwilling to complete production runs for us in the future, or experience any significant delays in completing production runs or shipping product. We conduct business with our EMS providers through contracts with fairly short terms (usually 1 year), sometimes with termination for convenience rights of the EMS upon as little as 6 months’ notice. If an EMS provider decides to terminate the agreement, allows the agreement to expire, or materially changes the terms of our purchases, or if our supply from an EMS provider is otherwise interrupted, we will not be able to easily replace the manufacturing capability. Securing a new EMS relationship, production ramp-up and customer qualification of new facilities can take many months or longer. An interruption in supply of our products and the cost of qualifying and shifting production to an alternative manufacturing and distribution facility could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we rely upon the financial stability of our EMS providers and their ability and willingness to continue as our EMS providers.

If our intellectual property protections are inadequate, it could adversely affect our business.

We believe that our continued success depends primarily on continuing innovation, marketing and technical expertise, as well as the quality of product support and customer relations. At the same time, our success is partially dependent on the proprietary technology contained in our products. We currently rely on a combination of patents, copyrights, trademarks, trade secret laws and contractual provisions to establish and protect our intellectual property rights in our products. For a more complete description of our intellectual property, you should read the “Business — Intellectual Property” section of our most recently filed Annual Report on Form 10-K.

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

On February 28, 2003, Vixel Corporation, prior to our acquisition of it, filed a patent infringement action against QLogic Corporation in the United States District Court for the District of Delaware. The complaint states that QLogic is infringing U.S. Patent No. 6,118,776, entitled “Methods and Apparatus for Fibre Channel Interconnection of Private Loop Devices,” through the unauthorized manufacture, use, sale and offering for sale of various storage area network switching products, including but not limited to, QLogic’s SANBox2 series of products. On March 28, 2003, Vixel filed a first amended complaint stating that QLogic is also infringing U.S. Patent No. 6,185,203, entitled “Fibre Channel Switching Fabric” and U.S. Patent No. 6,470,007, entitled “Interconnect System for Fibre Channel Arbitrated Loop Including Private Loop Devices” through the unauthorized manufacture, use, sale and offering for sale of various storage area network switching products, including but not limited to, QLogic’s SANBox2 series of products. On May 23, 2003, Vixel filed a patent infringement action against Brocade Communications Systems, Inc. in the United States District Court for the Northern District of California. The complaint states that Brocade is infringing U.S. Patent No. 6,185,203, entitled “Fibre Channel Switching Fabric,” U.S. Patent No. 6,118,776, entitled “Methods and Apparatus for Fibre Channel Interconnection of Private Loop Devices,” and U.S. Patent No. 6,470,007, entitled “Interconnect System for Fibre Channel Arbitrated Loop Including Private Loop Devices,” through the unauthorized manufacture, use, sale and offering for sale of various storage area network switching products, including but not limited to, Brocade’s Silkworm switch products. QLogic and Brocade denied infringement and challenged the validity of the patents referenced. Brocade also challenged the enforceability of those patents. In both of these suits, Vixel was seeking unspecified past damages, potential future royalties, or, alternatively, injunctive relief.

On December 8, 2003, QLogic filed a complaint against Emulex in the United States District Court for the Central District of California alleging that one of Vixel’s products, the 7200 Fibre Channel Switch, infringes U.S. Patent No. 4,821,034, entitled “Digital Exchange Switch Element and Network.” The suit seeks unspecified monetary damages as well as injunctive relief.

On December 15, 2003, we and QLogic tentatively agreed to settle the claims and mutually release each other from any liability associated with the claims (and the related counterclaims filed by QLogic) in exchange for payments by QLogic. In connection with the settlement, QLogic will be required to make an upfront payment and pay quarterly royalties associated with the future sales of certain products. The settlements are subject to execution of final written agreements with normal and customary terms and court approval of the dismissal of the lawsuits. As of February 10, 2004, the final settlement agreements have not been signed. We expect the terms of the final settlement agreements to be consistent with the terms agreed upon by the parties. However, if final agreement is not reached or the terms are materially different from those terms tentatively agreed upon at December 15, 2003, it could have a material adverse effect on our results of operations.

Each of the foregoing lawsuits is pending, and presents risks inherent in disputes of this type, any of which could have a material adverse effect on our business, financial condition or results of operations. Such potential risks include the continuing expenses of litigation, the risk of loss of patent rights, the risk of injunction against the sale of products incorporating the technology in question, counterclaims and attorneys’ fee liability.

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

Our success depends to a significant degree upon the performance and continued service of key managers as well as engineers involved in the development of our storage networking technologies and technical support of our storage networking products and customers. Our future success depends upon our ability to attract, train and retain such personnel. We may need to increase the number of key managers as well as technical staff members with experience in high-speed networking applications as we further develop our storage networking product lines. Competition for such highly skilled employees the communities in which we operate as well as our industry is intense, and we cannot be certain that we will be successful in recruiting and retaining such personnel. In addition, employees may leave our company and subsequently compete against us. Also, many of these key managerial and technical personnel receive stock options. New regulations, volatility in the stock market and other factors could diminish the value of our stock options, putting us at a competitive disadvantage and forcing us to use more cash compensation. If we are unable to attract new managerial and technical employees, or are unable to retain our current key managerial and technical employees, our business, results of operations and financial condition could be materially adversely affected.

Our international business activities subject us to risks that could adversely affect our business.

For the six months ended December 28, 2003, sales in the United States accounted for 59 percent of our total net revenues, sales in Europe accounted for 31 percent of our total net revenues, and sales in the Pacific Rim countries accounted for 10 percent of our total net revenues. We expect that sales in the United States and Europe will continue to account for the substantial majority of our net revenues for the foreseeable future. All of our sales are currently denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. Additionally, a significant portion of our products is produced at a manufacturing subcontractor’s production facility in Valencia, Spain and in the future products will be produced in Guadalajara, Mexico. As a result, we are subject to the risks inherent in international operations. Our international business activities could be affected, limited or disrupted by a variety of factors, including:

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

In addition, the revenues we earn in various countries in which we do business may be subject to taxation by more than one jurisdiction, thereby adversely affecting our earnings. All of these factors could harm future sales of our products to international customers or future production outside of the United States of our products, and have a material adverse effect on our business, results of operations and financial condition.

Export restrictions may adversely affect our business.

Our products are subject to U.S. Department of Commerce export control restrictions. Neither our customers nor we may export such products without obtaining an export license, where applicable. These U.S. export laws also prohibit the export of our products to a number of countries deemed by the United States to be hostile. These restrictions may make foreign competitors facing less stringent controls on their products more competitive in the global market than our customers or us. The U.S. government may not approve any pending or future export license requests. In addition, the list of products and countries for which export approval is required, and the regulatory policies with respect thereto, could be revised. The sale of our products could be harmed by our inability or the inability of our customers to obtain the required licenses or by the costs of compliance.

Potential acquisitions or strategic investments may be more costly or less profitable than anticipated and may adversely affect the price of our company stock.

We may pursue acquisitions or strategic investments, such as the acquisition of Vixel Corporation, that could provide new technologies, products or service offerings. Future acquisitions or strategic investments may negatively impact our results of operations as a result of operating losses incurred by the acquired entity, the use of significant amounts of cash, potentially dilutive issuances of equity or equity-linked securities, incurrence of debt or amortization of intangible assets with determinable lives. Furthermore, we may incur significant expenses pursuing acquisitions or strategic investments that ultimately may not be completed. Moreover, to the extent that any proposed acquisition or strategic investment is not favorably received by stockholders, analysts and others in the investment community, the price of our common stock could be adversely affected. In addition, acquisitions or strategic investments involve numerous risks, including:

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

The stock market in general and the stock prices in technology-based companies in particular have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. For example, during calendar year 2003 the reported high and low closing sales prices of our common stock ranged from a low of $17.20 per share to a high of $29.59 per share. Factors that could have a significant impact on the market price of our common stock include, but are not limited to, the following:

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

In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. In this regard, we and certain of our officers and directors were named as defendants in a number of securities class action lawsuits filed in the United States District Court, Central District of California. The plaintiffs in the actions represent purchasers of our common stock during various periods ranging from January 18, 2001, through February 9, 2001. The complaints allege that we and certain of our officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints generally seek compensatory damages, costs and attorney’s fees in an unspecified amount. In addition, we have received inquiries about events giving rise to the lawsuits from the SEC and the Nasdaq Stock Market. On April 22, 2003, we entered into two Memoranda of Understanding agreeing to terms of settlement for both the class action and derivative litigation. Subsequent to September 28, 2003, the settlement was approved and $39.5 million held in escrow was paid to the plaintiffs. We are currently seeking to recover a portion of this amount from our insurance carriers and have recorded a receivable for the amount we estimate will be recovered. For a more detailed description, see the next Risk Factor listed below. The final amount collected for our receivable from our insurance carriers related to the tentative settlements of securities class action and derivative lawsuits may be materially different from the receivable amount. If we were to be the subject of similar litigation in the future it could have a material adverse effect on our results of operations and financial condition.

On November 15, 2001, prior to our acquisition of Vixel Corporation, a securities class action was filed in the United States District Court in the Southern District of New York against Vixel and two of its officers and directors and certain underwriters who participated in the Vixel initial public offering in late 1999. The amended complaint alleges violations under Section 10(b) of the Exchange Act and Section 11 of the Securities Act and seeks unspecified damages on behalf of persons who purchased Vixel stock during the period October 1, 1999 through December 6, 2000. In October 2002, the parties agreed to toll the statute of limitations with respect to Vixel’s officers and directors until September 30, 2003, and on the basis of this agreement, Vixel’s officers and directors were dismissed from the lawsuit without prejudice. During June 2003, Vixel and the other issuer defendants in the action reached a tentative settlement with the plaintiffs that would, among other things, result in the dismissal with prejudice of all claims against the defendants and their officers and directors. In connection with the possible settlement, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements so that they would not expire prior to any settlement being finalized. Although Vixel approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the court. This lawsuit is pending, and presents risks inherent in litigation including continuing expenses, risks of loss, additional claims, and attorney fee liability.

On October 9, 2003, before our acquisition of Vixel, a purported class action lawsuit was filed in King County Superior Court of the State of Washington against Vixel and each of Vixel’s directors and certain unnamed individuals (the “Vixel Parties”), entitled Russell Fink v. Vixel Corporation, et al., Case No. 03-2-37226-9SEA. The complaint made general allegations that, among other things, Vixel’s directors breached their fiduciary duties to Vixel stockholders in connection with the approval of the merger with Emulex and sought to enjoin the tender offer and have the merger agreement declared unlawful, among other forms of relief. On November 7, 2003, the Vixel Parties entered into a memorandum of understanding for a $0.7 million settlement with the plaintiff in the class action suit pursuant to which the parties have agreed to settle the action, subject to court approval. The consummation of the settlement is subject to: (a) the drafting and execution of formal settlement documents; (b) the completion by plaintiff of reasonable discovery as agreed to by the parties; and (c) final court approval (as defined by law) of the settlement and dismissal of the action with prejudice. This lawsuit is pending, and presents risks inherent in litigation including continuing expenses, risks of loss, additional claims, and attorney fee liability.

The final amount collected for our receivable from our insurance carriers related to the tentative settlements of securities class action and derivative lawsuits may be materially different from the receivable amount.

As of December 28, 2003, we had recorded a $13.1 million receivable from our insurance carriers relating to the tentative $39.5 million settlement of securities class action and derivative lawsuits relating to Emulex specifically. We had directors and officers insurance with a primary limit of $10 million and a possible $10 million reinstatement for the period of February 2000 through February 2002; and excess insurance of $10 million for the period of February 2000 through February 2001; and excess insurance of $20 million for the period of February 2001 through February 2002. Our insurance carriers have refused to pay the amount we believe they are obligated to pay, asserting various defenses including coverage exclusions and late notice. Our actual insurance recovery may be materially different from the receivable amount we had recorded for various reasons, including the strength of the defenses asserted by our insurance carriers. If one or all of our insurance carriers were unable or refused to make some or all of the payments due to us, or if an arbitrator or court determines that the recovery should be an amount other than the receivable amount, or if ultimately the amount received by us is more or less than the receivable amount, we would be required to record a corresponding gain or loss. Subsequent to December 28, 2003, we signed a Letter Agreement with one of our insurers under which we are to receive $10.0 million less amounts previously paid by the insurer for the defense of the securities class action lawsuits.

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

Our California and Washington facilities, including our corporate offices and principal product development facilities, are located near major earthquake faults. Any disruption in our business activities, personal injury or damage to the facilities in excess of our currently insured amounts as a result of earthquakes or other such natural disasters, could have a material adverse effect on our business, results of operations and financial condition.

Our shareholder rights plan, certificate of incorporation and Delaware law could adversely affect the performance of our stock.

Our shareholder rights plan and provisions of our certificate of incorporation and of the Delaware General Corporation Law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. The shareholder rights plan and these provisions of our certificate of incorporation and Delaware law are intended to encourage potential acquirers to negotiate with us and allow our board of directors the opportunity to consider alternative proposals in the interest of maximizing stockholder value. However, such provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price. For more information, please read note 12 to the Consolidated Financial Statements of our most recently filed Annual Report on Form 10-K, our certificate of incorporation and Delaware law for more information on the anti-takeover effects of provisions of our shareholder rights plan.

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

In January 2002, we completed a $345 million private placement of 1.75 percent convertible subordinated notes, which are due February 1, 2007. Subsequently, we repurchased and cancelled at a discount to face value approximately an aggregate of $315.7 million in face value of such notes, leaving approximately $29.3 million still outstanding as of December 28, 2003.

On December 12, 2003, we completed a $450.0 million private placement of 0.25 percent convertible subordinated notes due 2023. Interest is payable in cash on June 15th and December 15th of each year beginning June 15, 2004. Under the terms of the offering, the notes will be convertible, at the option of the holder and subject to the satisfaction of certain conditions, into shares of Emulex common stock at a price of $43.20 per share. We incurred associated bankers’ fees of $10.1 million, which were recorded as a reduction to the proceeds from the issuance of the notes and will be accreted over the life of the notes as well as approximately $0.7 million of other associated acquisition costs, which have been recorded as an asset and will be amortized over the life of the notes. In addition, the Company granted the initial purchasers of the notes an option, which they exercised subsequent to December 28, 2003, to purchase an additional $67.5 million principal amount of the notes.

If we have insufficient liquidity and capital resources to repay the principal amounts of our outstanding convertible notes and the notes offered hereby when due, we may be forced to raise additional funds through public or private debt or equity financings, which may not be available on favorable terms, if at all. If such financings were not available on favorable terms, our results of operations and financial condition could be materially adversely affected.

Conversion of our outstanding notes would dilute the ownership interest of existing stockholders.

The conversion of our notes into shares of our common stock would dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon conversion of the notes could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants due to this dilution or to facilitate trading strategies involving notes and common stock.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

At December 28, 2003, our investment portfolio consisted primarily of fixed income securities, excluding those classified as cash, cash equivalents and restricted cash, of $373.4 million. We have the positive intent and ability to hold these securities to maturity. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10 percent from the levels existing as of December 28, 2003, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows. However, if interest rates decreased and securities within our portfolio matured and were re-invested in securities with lower interest rates, interest income would decrease in the future. Our 0.25 percent convertible subordinated notes are due in 2023 and our 1.75 percent convertible subordinated notes are due February 1, 2007.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission, or SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of our disclosure controls and procedures, our management, with the participation of the Chief Executive and Chief Financial Officers, has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective to ensure that we are able to record, process, summarize and report the information we are required to disclose in the reports we file with the SEC within the required time periods.

There were no changes in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

On February 28, 2003, Vixel Corporation, prior to our acquisition of it, filed a patent infringement action against QLogic Corporation in the United States District Court for the District of Delaware. The complaint states that QLogic is infringing U.S. Patent No. 6,118,776, entitled “Methods and Apparatus for Fibre Channel Interconnection of Private Loop Devices,” through the unauthorized manufacture, use, sale and offering for sale of various storage area network switching products, including but not limited to, QLogic’s SANBox2 series of products. On March 28, 2003, Vixel filed a first amended complaint stating that QLogic is also infringing U.S. Patent No. 6,185,203, entitled “Fibre Channel Switching Fabric” and U.S. Patent No. 6,470,007, entitled “Interconnect System for Fibre Channel Arbitrated Loop Including Private Loop Devices” through the unauthorized manufacture, use, sale and offering for sale of various storage area network switching products, including but not limited to, QLogic’s SANBox2 series of products. On May 23, 2003, Vixel filed a patent infringement action against Brocade Communications Systems, Inc. in the United States District Court for the Northern District of California. The complaint states that Brocade is infringing U.S. Patent No. 6,185,203, entitled “Fibre Channel Switching Fabric,” U.S. Patent No. 6,118,776, entitled “Methods and Apparatus for Fibre Channel Interconnection of Private Loop Devices,” and U.S. Patent No. 6,470,007, entitled “Interconnect System for Fibre Channel Arbitrated Loop Including Private Loop Devices,” through the unauthorized manufacture, use, sale and offering for sale of various storage area network switching products, including but not limited to, Brocade’s Silkworm switch products. QLogic and Brocade denied infringement and challenged the validity of the patents referenced. Brocade also challenged the enforceability of those patents. In both of these suits, Vixel was seeking unspecified past damages, potential future royalties, or, alternatively, injunctive relief.

On December 8, 2003, QLogic filed a complaint against Emulex in the United States District Court for the Central District of California alleging that one of Vixel’s products, the 7200 Fibre Channel Switch, infringes U.S. Patent No. 4,821,034, entitled “Digital Exchange Switch Element and Network.” The suit seeks unspecified monetary damages as well as injunctive relief.

On December 15, 2003, we and QLogic tentatively agreed to settle the claims and mutually release each other from any liability associated with the claims (and the related counterclaims filed by QLogic) in exchange for payments by QLogic. In connection with the settlement, QLogic will be required to make an upfront payment and pay quarterly royalties associated with the future sales of certain products. The settlements are subject to execution of final written agreements with normal and customary terms and court approval of the dismissal of the lawsuits. We expect the terms of the final settlement agreements to be consistent with the terms agreed upon by the parties.

On November 15, 2001, prior to our acquisition of Vixel Corporation, a securities class action was filed in the United States District Court in the Southern District of New York against Vixel and two of its officers and directors and certain underwriters who participated in the Vixel initial public offering in late 1999. The amended complaint alleges violations under Section 10(b) of the Exchange Act and Section 11 of the Securities Act and seeks unspecified damages on behalf of persons who purchased Vixel stock during the period October 1, 1999 through December 6, 2000. In October 2002, the parties agreed to toll the statute of limitations with respect to Vixel’s officers and directors until September 30, 2003, and on the basis of this agreement, Vixel’s officers and directors were dismissed from the lawsuit without prejudice. During June 2003, Vixel and the other issuer defendants in the action reached a tentative settlement with the plaintiffs that would, among other things, result in the dismissal with prejudice of all claims against the defendants and their officers and directors. In connection with the possible settlement, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements so that they would not expire prior to any settlement being finalized. Although Vixel approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the court.

On October 9, 2003, before our acquisition of Vixel, a purported class action lawsuit was filed in King County Superior Court of the State of Washington against Vixel and each of Vixel’s directors and certain unnamed individuals (the “Vixel Parties”), entitled Russell Fink v. Vixel Corporation, et al., Case No. 03-2-37226-9SEA. The complaint made general allegations that, among other things, Vixel’s directors breached their fiduciary duties to Vixel stockholders in connection with the approval of the merger with Emulex and sought to enjoin the tender offer and have the merger agreement declared unlawful, among other forms of relief. On November 7, 2003, the Vixel Parties entered into a memorandum of understanding for a $0.7 million settlement with the plaintiff in the class action suit pursuant to which the parties have agreed to settle the action, subject to court approval. The consummation of the settlement is subject to: (a) the drafting and execution of formal settlement documents; (b) the completion by plaintiff of reasonable discovery as agreed to by the parties; and (c) final court approval (as defined by law) of the settlement and dismissal of the action with prejudice.

Beginning on or about February 20, 2001, we and certain of our officers and directors were named as defendants in a number of securities class action lawsuits filed in the United States District Court, Central District of California. The plaintiffs in the actions represent purchasers of our common stock during various periods ranging from January 18, 2001, through February 9, 2001. The complaints alleged that we and certain of our officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints generally seek compensatory damages, costs and attorney’s fees in an unspecified amount. In addition, we have received inquiries about events giving rise to the lawsuits from the SEC and the Nasdaq Stock Market. On April 22, 2003, we entered into two Memoranda of Understanding agreeing to terms of settlement for both the class action and derivative litigation. During the three months ended December 28, 2003, the settlement was approved and $39.5 million held in escrow was paid to the plaintiffs. We are currently seeking to recover a portion of this amount from our insurance carriers and have recorded a receivable for the amount we estimate will be recovered. The final amount collected for our receivable from our insurance carriers related to the tentative settlements of securities class action and derivative lawsuits may be materially different from the receivable amount. Subsequent to December 28, 2003, we signed a Letter Agreement with one of our insurers, , under which we are to receive $10.0 million less amounts previously paid by the insurer for the defense of the securities class action lawsuits.

Each of the foregoing lawsuits or arbitrations is pending, and presents risks inherent in disputes of this type, any of which could have a material adverse effect on our business, financial condition or results of operations. Such potential risks include the continuing expenses of litigation, the risk of loss of patent rights, the risk of injunction against the sale of products incorporating the technology in question, counterclaims and attorneys’ fee liability.

Additionally, we are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 2. Changes in Securities and Use of Proceeds

On December 12, 2003, we sold $450 million in aggregate principal amount of 0.25% Convertible Subordinated Notes due 2023 to Credit Suisse First Boston LLC and Deutsche Bank Securities, as initial purchasers, Subsequent to December 28, 2003, we sold an additional $67.5 million of such notes to the initial purchasers upon exercise in full of their option to purchase up additional notes. The issuance and sale of the notes and the subsequent offering and resale of the notes by the initial purchaser were exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such act and Rule 144A promulgated thereunder.

The aggregate principal amount of the notes sold was $517.5 million. The aggregate discount to the initial purchasers was $11.6 million.

The notes accrue interest at an annual rate of 0.25 percent and are convertible, at the option of the holder and subject to the satisfaction of certain conditions, into our common stock at an initial conversion price of $43.20 per share, subject to customary antidilution adjustments. This represents a 60 percent conversion premium based on the closing bid price of $27.00 of our common stock on December 8, 2003. At the initial conversion rate, each $1,000 principal amount of notes will be convertible into 23.148 shares of our common stock. The notes will mature in twenty years and will not be callable for the first five years.

We are obligated to file with the Securities and Exchange Commission a registration statement registering the notes and the shares underlying the notes within 90 days after December 12, 2003 or that registration statement declared effective within 180 days after December 12, 2003.

We may not redeem the notes prior to December 20, 2008. Thereafter, we may redeem the notes at 100% of their principal amount, plus accrued and unpaid interest, if the closing price of its common stock for 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of mailing of the redemption notice exceeds 120% of the conversion price in effect on such trading day. At any time on or after December 20, 2010, we may redeem all or a portion of the notes at 100% of their principal amount plus accrued and unpaid interest.

Holders of the notes may require us to purchase the notes for cash by giving written notice within the 20 business days prior to each of December 15, 2006, December 15, 2008, December 15, 2013 and December 15, 2018.

In connection with our sale of the notes, we repurchased an aggregate of 1.5 million shares of common stock at an average price of $27.00 per share. In addition, we repurchased an aggregate of $85.4 million of our previously outstanding 1.75% convertible notes due 2007 at an aggregate purchase price of $85.9 million.

ISSUER PURCHASES OF EQUITY SECURITIES

Maximum Number (or
			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value) of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs

September 29, 2003 through October 26, 2003	—	—	—	3.0 million
October 27, 2003 through November 23, 2003	—	—	—	3.0 million
November 24, 2003 through December 28, 2003	1.5 million	$27.00	1.5 million	1.5 million
Total	1.5 million	$27.00	1.5 million	1.5 million

Our Board of Directors authorized the repurchase of up to four million shares over the two years beginning in September 2001. The repurchase plan authorized us to make purchases in the open market or through privately negotiated transactions with the timing and terms of any purchase to be determined by management based on market conditions. During the first quarter of fiscal 2002, we repurchased 1.0 million common shares and did not subsequently repurchase any shares during fiscal 2002 and 2003. During the three months ended September 28, 2003, our Board of Directors extended the repurchase program to June 2005.

Aside from the repurchases of shares and notes described above, we used approximately $174 million of the proceeds to repay short term indebtedness incurred in connection with our acquisition of Vixel and intend to use the balance of the net proceeds of the note offering for general corporate purposes, including working capital and potential acquisitions. We currently have no understandings or agreements with respect to any acquisitions.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on November 22, 2003. All share amounts related to the stockholder’s meeting are the actual shares as of that date. There were 82,688,675 shares of the Company’s common stock issued, outstanding and entitled to vote at the meeting as of October 1, 2003, the record date. Proxies representing 74,597,697 common shares were received and tabulated. Three proposals were voted on at this meeting. First, the following members were elected to the Company’s Board of Directors to hold office for the ensuing year:

Nominee	In Favor	Withheld

Fred. B. Cox	53,149,944	21,447,753
Michael P. Downey	71,286,002	3,311,695
Bruce C. Edwards	71,313,040	3,284,657
Paul F. Folino	71,554,423	3,043,274
Robert H. Goon	70,221,940	4,375,757
Don M. Lyle	70,246,210	4,351,487

The second proposal submitted to the stockholders of the Company was to ratify and approve the authorization of certain outstanding employee stock options for a smaller number of stock options with a new exercise price. The proposal was approved with the following votes:

For	46,640,112
Against	10,031,796
Abstain	584,696
Broker Non-Vote	17,341,093

The third proposal submitted to the stockholders of the Company was to ratify the selection of KPMG LLP as the Company’s independent public accountants for fiscal year 2004. This proposal was approved with the following votes:

For	73,178,144
Against	1,360,691
Abstain	58,862

Item 5. Other Information

On November 20, 2003, we announced the appointment of James M. McCluney to the position of President and Chief Operating Officer. Mr. McCluney was the President and Chief Executive Officer of Vixel Corporation.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for 1997).

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit 3.3	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.3 to the Company’s quarterly report on form 10-Q for the quarterly period ended September 29, 2002).

Exhibit 3.4	Amendment to Bylaws of the Company adopted by the Board of Directors on March 2, 2001 (incorporated by reference to Exhibit 3.4 to the Company’s 2002 Annual Report on Form 10-K).

Exhibit 3.5	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.1	Rights Agreement, dated January 19, 1989, as amended (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.2	Certificate regarding extension of Final Expiration Date of Rights Agreement dated January 18, 1999 (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-3, filed on May 17, 1999).

Exhibit 4.3	Form of 1.75% Convertible Subordinated Note due February 1, 2007 (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3, amended on June 28, 2002).

Exhibit 4.4	Indenture between the Company, as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated January 29, 2002, related to the Company’s 1.75% Convertible Subordinated Notes due February 1, 2007 (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-3, amended on June 28, 2002).

Exhibit 4.5	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation dated January 29, 2002, related to the Company’s 1.75% Convertible Subordinated

Notes due February 1, 2007 (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-3, amended on June 28, 2002).

Exhibit 4.6	Form of 0.25% Convertible Subordinated Note due 2023.

Exhibit 4.7	Indenture between the Company, as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated December 12, 2003, related to the Company’s 0.25% Convertible Subordinated Notes due 2023.

Exhibit 4.8	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation dated December 12, 2003, related to the Company’s 0.25% Convertible Subordinated Notes due 2023.

Exhibit 10.1	Giganet, Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed March 2, 2001).

Exhibit 10.2	Emulex Corporation Employee Stock Option Plan, as amended (incorporated by reference to Appendix B to the 2002 Proxy Statement filed on October 21, 2002).

Exhibit 10.3	Emulex Corporation 1997 Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Appendix C to the Company’s 2002 Proxy Statement filed on October 21, 2002).

Exhibit 10.4	Emulex Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix D to the Company’s 2002 proxy statement filed on October 21, 2002).

Exhibit 10.5	Vixel Corporation Amended and Restated 1995 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, dated November 21, 2003).

Exhibit 10.6	Vixel Corporation 1999 Equity Incentive Plan (as amended) (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8, dated November 21, 2003).

Exhibit 10.7	Vixel Corporation 2000 Non-Officer Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8, dated November 21, 2003).

Exhibit 10.27	Lease Agreement between Vixel Corporation and Sun Life Assurance Company of Canada (U.S.) dated December 6, 1996, as amended January 22, 1997, and November 28, 2001.

Exhibit 10.28	Sublease Agreement between Vixel Corporation and Inter-Tel Technologies, Inc., dated October 7, 2002.

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

1.	The Registrant filed Form 8-K on October 8, 2003, with respect to its announcement of a definitive agreement to acquire Vixel Corporation reported under Item 5.

2.	The Registrant filed Form 8-K on October 23, 2003, containing a press release announcing the Registrant’s financial results for the three months ended September 28, 2003.

3.	The Registrant filed Form 8-K on November 28, 2003, with respect to the completion of its cash tender offer to acquire all outstanding shares of Vixel Corporation reported under Item 2 – Acquisition or Disposition of Assets

4.	The Registrant filed Form 8-K on December 8, 2003, as amended on Form 8-K/A on January 27, 2004, with respect to the acquisition of Vixel Corporation reported under Item 2 – Acquisition or Disposition or Assets.

5.	The Registrant filed Form 8-K on December 9, 2003, with respect to the Registrant’s press release issued on December 8, 2003, announcing its intention to raise capital through a private offering of convertible subordinated notes and the Registrant’s press release on December 9, 2003, announcing that it had priced a private offering of $450.0 million of convertible subordinated notes to qualified institutional buyers.

6.	The Registrant filed Form 8-K on December 10, 2003, with respect to QLogic Corporation filing a complaint against the Registrant alleging that one of Vixel’s products infringes on one of Qlogic’s patents.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 10, 2004

EMULEX CORPORATION

By:	/s/ Paul F. Folino

Paul F. Folino Chairman of the Board and Chief Executive Officer

By:	/s/ Michael J. Rockenbach

Michael J. Rockenbach Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for 1997).

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit 3.3	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.3 to the Company’s quarterly report on form 10-Q for the quarterly period ended September 29, 2002).

Exhibit 3.4	Amendment to Bylaws of the Company adopted by the Board of Directors on March 2, 2001 (incorporated by reference to Exhibit 3.4 to the Company’s 2002 Annual Report on Form 10-K).

Exhibit 3.5	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.1	Rights Agreement, dated January 19, 1989, as amended (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.2	Certificate regarding extension of Final Expiration Date of Rights Agreement dated January 18, 1999 (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-3, filed on May 17, 1999).

Exhibit 4.3	Form of 1.75% Convertible Subordinated Note due February 1, 2007 (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3, amended on June 28, 2002).

Exhibit 4.4	Indenture between the Company, as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated January 29, 2002, related to the Company’s 1.75% Convertible Subordinated Notes due February 1, 2007 (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-3, amended on June 28, 2002).

Exhibit 4.5	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation dated January 29, 2002, related to the Company’s 1.75% Convertible Subordinated

Notes due February 1, 2007 (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-3, amended on June 28, 2002).

Exhibit 4.6	Form of 0.25% Convertible Subordinated Note due 2023.

Exhibit 4.7	Indenture between the Company, as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated December 12, 2003, related to the Company’s 0.25% Convertible Subordinated Notes due 2023.

Exhibit 4.8	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation dated December 12, 2003, related to the Company’s 0.25% Convertible Subordinated Notes due 2023.

Exhibit 10.1	Giganet, Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed March 2, 2001).

Exhibit 10.2	Emulex Corporation Employee Stock Option Plan, as amended (incorporated by reference to Appendix B to the 2002 Proxy Statement filed on October 21, 2002).

Exhibit 10.3	Emulex Corporation 1997 Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Appendix C to the Company’s 2002 Proxy Statement filed on October 21, 2002).

Exhibit 10.4	Emulex Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix D to the Company’s 2002 proxy statement filed on October 21, 2002).

Exhibit 10.5	Vixel Corporation Amended and Restated 1995 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, dated November 21, 2003).

Exhibit 10.6	Vixel Corporation 1999 Equity Incentive Plan (as amended) (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8, dated November 21, 2003).

Exhibit 10.7	Vixel Corporation 2000 Non-Officer Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8, dated November 21, 2003).

Exhibit 10.27	Lease Agreement between Vixel Corporation and Sun Life Assurance Company of Canada (U.S.) dated December 6, 1996, as amended January 22, 1997, and November 28, 2001.

Exhibit 10.28	Sublease Agreement between Vixel Corporation and Inter-Tel Technologies, Inc., dated October 7, 2002.

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.