Form 10-Q
period 2004-03-28
EMULEX CORP /DE/
filed 2004-05-12
CIK 350917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 28, 2004

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

Commission File No. 001-31353

EMULEX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0300558 (I.R.S Employer Identification No.)

3333 Susan Street Costa Mesa, California (Address of principal executive offices)	92626 (Zip Code)

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

As of May 5, 2004, the registrant had 82,175,718 shares of common stock outstanding.

EMULEX CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EMULEX CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	March 28,	June 29,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$182,864	$136,971
Restricted cash	246	9,342
Investments	225,193	239,302
Accounts and other receivables, net	64,752	46,678
Litigation settlements receivable	5,101	13,095
Inventories, net	30,684	10,998
Prepaid expenses	5,704	5,516
Deferred income taxes	25,514	36,330

Total current assets	540,058	498,232
Property and equipment, net	62,100	26,585
Investments	221,302	234,847
Goodwill	583,490	397,256
Other intangibles, net	129,216	27,067
Deferred income taxes	8,610	—
Other assets	1,467	5,782

	$1,546,243	$1,189,769

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	26,584	11,298
Accrued liabilities	22,408	18,806
Accrued litigation settlements	—	39,500
Income taxes payable	16,586	5,457

Total current liabilities	65,578	75,061
Convertible subordinated notes	523,873	208,518
Contracts payable	9	—
Deferred income taxes	—	4,260

Total liabilities	589,460	287,839

Commitments and contingencies (note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	—	—
Common stock, $0.10 par value; 240,000,000 shares authorized; 82,008,337 and 82,465,813 issued and outstanding at March 28, 2004, and June 29, 2003, respectively	8,201	8,247
Additional paid-in capital	928,577	907,976
Deferred compensation	(9,392)	(3,159)
Retained earnings (accumulated deficit)	29,397	(11,134)

Total stockholders’ equity	956,783	901,930

	$1,546,243	$1,189,769

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 28,	March 30,	March 28,	March 30,
	2004	2003	2004	2003
Net revenues	$99,038	$79,573	$277,984	$226,446
Cost of sales	36,374	29,088	99,507	84,311

Gross profit	62,664	50,485	178,477	142,135

Operating expenses:
Engineering and development	19,046	15,823	53,701	45,418
Selling and marketing	8,366	4,896	19,818	13,919
General and administrative	6,014	30,573	15,259	36,641
Amortization of other intangibles	6,795	1,452	12,546	4,357
In-process research and development	—	—	11,400	—

Total operating expenses	40,221	52,744	112,724	100,335

Operating income (loss)	22,443	(2,259)	65,753	41,800

Nonoperating income:
Interest income	2,224	3,142	6,700	10,081
Interest expense	(1,525)	(1,236)	(3,285)	(4,267)
Gain (loss) on repurchase of convertible subordinated notes	(231)	—	2,670	28,729
Other income (expense), net	(23)	(46)	141	(132)

Total nonoperating income	445	1,860	6,226	34,411

Income (loss) before income taxes	22,888	(399)	71,979	76,211
Income tax provision (benefit)	8,560	(151)	31,448	28,961

Net income (loss)	$14,328	$(248)	$40,531	$47,250

Net income (loss) per share:
Basic	$0.18	$(0.00)	$0.49	$0.58

Diluted	$0.17	$(0.00)	$0.48	$0.57

Number of shares used in per share computations:
Basic	81,872	82,055	82,928	81,959

Diluted	84,592	82,055	86,874	83,511

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	March 28,	March 30,
	2004	2003
Cash flows from operating activities:
Net income	$40,531	$47,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	9,254	8,189
Amortization of discount on 0.25% convertible subordinated notes	1,052	—
Gain on repurchase of convertible subordinated notes	(2,670)	(28,729)
Litigation settlements accrual	—	27,007
Stock-based compensation	5,265	3,447
Amortization of other intangibles	12,546	4,357
In-process research and development	11,400	—
Loss on disposal of property and equipment	66	164
Deferred income taxes	7,932	20,364
Tax benefit from exercise of stock options	5,597	2,308
Provision for doubtful accounts	106	182
Changes in assets and liabilities:
Accounts and other receivables	(12,026)	(9,828)
Inventories	(18,285)	(3,594)
Prepaid expenses and other assets	2,466	(1,403)
Accounts payable	13,507	1,615
Accrued liabilities	(6,102)	(1,493)
Payment of litigation settlements, net of insurance recovery	(31,506)	—
Income taxes payable	11,086	(2,077)

Net cash provided by operating activities	50,219	67,759

Cash flows from investing activities:
Net proceeds from sale of property and equipment	53	—
Additions to property and equipment	(42,743)	(11,002)
Decrease (increase) in restricted cash related to the construction escrow Account	9,096	(9,826)
Payments for Vixel Corporation, net of cash acquired	(294,096)	—
Payments for the technology assets of Trebia Networks, Inc.	(2,094)	—
Purchases of investments	(280,149)	(500,510)
Maturities of investments	317,479	412,803

Net cash used in investing activities	(292,454)	(108,535)

Cash flows from financing activities:
Payments for short term indebtedness, notes payable and capital leases	(175,290)	—
Proceeds from short term indebtedness	174,000	—
Proceeds from issuance of common stock under stock option plans	9,149	1,055
Proceeds from issuance of common stock under employee stock purchase plan	1,199	437
Repurchase of common stock	(40,500)	—
Net proceeds from issuance of 0.25% convertible subordinated notes	505,179	—
Repurchase of 1.75% convertible subordinated notes	(185,609)	(104,169)

Net cash provided by (used in) financing activities	288,128	(102,677)

Net increase (decrease) in cash and cash equivalents	45,893	(143,453)
Cash and cash equivalents at beginning of period	136,971	282,561

Cash and cash equivalents at end of period	$182,864	$139,108

Supplemental disclosures:
Noncash investing and financing activities:
Fair value of assets acquired	$20,936	$—
Fair value of liabilities assumed	13,449	—
Stock options assumed for acquired business	47,538	—
Cash paid during the period for:
Interest	$2,226	$4,878
Income taxes	6,888	8,852

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

1.	Summary of Significant Accounting Policies and Basis of Presentation

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly its financial position as of March 28, 2004, and June 29, 2003, and its condensed consolidated statements of operations for the three and nine months ended March 28, 2004, and March 30, 2003, and its condensed consolidated statements of cash flows for the nine month periods then ended. Interim results for the three and nine months ended March 28, 2004, are not necessarily indicative of the results that may be expected for the year ending June 27, 2004. The interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2003.

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation 46, “ Consolidation of Variable Interest Entities.” In December 2003, the FASB issued Interpretation 46 (Revised) (“FIN 46-R”) to address certain Interpretation 46 implementation issues. FIN 46-R requires that the assets, liabilities and results of activities of a Variable Interest Entity (“VIE”) be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE’s that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of the provisions of the interpretation did not have a material impact on the Company’s financial position, results of operation or liquidity.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. (“Statement”) 149, an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires prospective application for contracts entered into or modified after June 30, 2003, except for contracts that exist in fiscal quarters that began prior to June 15, 2003, and for hedging relationships designated after June 30, 2003. For existing contracts in fiscal quarters that began prior to June 15, 2003, the provisions of this Statement that relate to Statement 133 implementation issues should continue to be applied in accordance with their respective effective dates. Statement 149 requires that contracts with comparable characteristics be accounted for similarly. The adoption of this pronouncement did not have a material impact on the Company’s financial position, results of operations or liquidity.

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

In December 2003, The Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB No. 104”), which supercedes SAB No. 101 “Revenue Recognition in Financial Statements.” The primary purpose of SAB No. 104 is to rescind accounting guidance contained in SAB No. 101 related to multiple

EMULEX CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

element revenue arrangements that was superceded as a result of the issuance of EITF 00-21. While the wording of SAB No. 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104. The adoption of SAB No. 104 did not have a material impact on the Company’s financial position, results of operations or liquidity.

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

	Three Months Ended		Nine Months Ended
	March 28,	March 30,	March 28,	March 30
	2004	2003	2004	2003
Net income (loss) as reported	$14,328	$(248)	$40,531	$47,250
Add: total employee stock-based compensation expense included in net income as reported, net of related tax effects	1,596	817	3,924	1,230
Deduct: Total employee stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(2,925)	(6,987)	(22,507)	(23,548)

Pro forma net income (loss)	$12,999	$(6,418)	$21,948	$24,932

Pro forma net income (loss) per share
Basic – as reported	$0.18	$(0.00)	$0.49	$0.58

Basic – pro forma	$0.16	$(0.08)	$0.26	$0.30

Diluted – as reported	$0.17	$(0.00)	$0.48	$0.57

Diluted – pro forma	$0.15	$(0.08)	$0.26	$0.30

The fair value of each option granted during the three and nine months ended March 28, 2004, and March 30, 2003, was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	March 28,	March 30,	March 28,	March 30,
	2004	2003	2004	2003
Risk-free interest rate	2.1%	2.2%	1.0% to 2.5%	1.6% to 2.3%
Stock volatility	106.1%	98.4%	41.0% to 117.7%	98.4% to 99.1%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Average expected lives (years)	3.4	3.6	0.5 to 3.4	0.5 to 3.7
Weighted-average fair value per option granted	$17.98	$12.19	$4.92 to $17.98	$11.51 to $16.42

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

The Company acquired Vixel to expand its Fibre Channel product line and paid $298.4 million in cash for all outstanding common stock, preferred stock and warrants of Vixel Corporation. The Company also incurred acquisition-related expenses of $6.1 million in cash. In addition, the Company issued 2.2 million stock options with a fair value of approximately $47.5 million and kept the original vesting periods for the options in exchange for the outstanding Vixel options for a total acquisition value of $352.1 million. The Company calculated the fair value of the 2.2 million stock options issued at the date of acquisition using the Black-Scholes option-pricing model. Operations of Vixel will be included within the Company’s one operating segment, networking products.

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

The first project was in development at the time of acquisition, but had not yet completed the full design, development and testing phases. Approximately 35 percent of the total expected time to be spent on the first project was complete at the date of the acquisition with the remaining activities of the design, development and testing phases as well as the validation and readiness stages still to occur. The estimated costs to complete the first project are $2.7 million. As of March 28, 2004, testing activities are in process, and the original estimates have not changed materially.

The second project had completed design and development, and testing had begun as of the acquisition date. Approximately 70 percent of the total expected time to be spent on the second project was complete at the date of the acquisition with the remaining testing activities as well as the validation and readiness stages still to occur. The estimated costs to complete the second project are $1.2 million. As of March 28, 2004, testing activities and qualifications are in process, and the original estimates have not changed materially.

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

EMULEX CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

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

As a result of the acquisition, the Company will reduce the headcount obtained from Vixel prior to the acquisition by a total of 24 employees, 21 of whom left during the Company’s second and third fiscal quarters of 2004. The remaining three employees are expected to leave during the Company’s fourth fiscal quarter ending June 27, 2004. The Company accrued $1.5 million at November 13, 2003 , the date the Company gained effective control of Vixel, as an estimate for this reduction. The Company subsequently reduced the estimate and the acquisition value by $0.7 million and also paid $0.7 million through March 28, 2004, leaving a remaining accrual of $0.1 million at March 28, 2004.

The total purchase and allocation among the fair values of tangible and intangible assets and liabilities (including purchased IPR&D) are summarized as follows (in thousands):

Tangible assets	$31,376
Liabilities	13,449

Net tangible assets	17,927

Identifiable intangible assets
In-process research and development	11,400
Core technology	43,300
Developed technology	9,400
Patents	13,100
Backlog	500
Customer relationships	38,200
Tradename	5,000
Covenants not-to-compete	3,100
Deferred taxes	9,986
Goodwill	186,234
Deferred compensation	13,926

$352,073

In accordance with Statement 141, “Business Combinations,” the allocation period, which is the period that is required to identify and measure the fair value of the assets acquired and liabilities assumed in a business combination, should not exceed one year from the date that the Company gained effective control of Vixel.

EMULEX CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Intangible assets with identifiable lives are being amortized on a straight-line basis since the acquisition date for their remaining estimated lives as follows:

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

Following is the summarized unaudited pro forma combined results of operations for the three and nine months ended March 28, 2004, and March 30, 2003, assuming the acquisition had taken place at the beginning of each fiscal year. The unaudited pro forma combined statement of income for the nine months ended March 28, 2004, was prepared based upon the statement of income of Emulex for the nine months ended March 28, 2004, and the statement of operations of Vixel for the period from June 30, 2003, to November 12, 2003. All operating results of Vixel were included in the statement of income of Emulex since November 13, 2003, the date Emulex gained effective control of Vixel. The unaudited pro forma combined statement of operations for the three and nine months ended March 30, 2003, was prepared based upon the statement of operations of Emulex for the three and nine months ended March 30, 2003, and the statement of operations of Vixel for the three and nine months ended March 30, 2003. The unaudited pro forma results exclude the effects of the IPR&D charge of $11.4 million but include the amortization of other intangibles, the amortization of deferred compensation and the increase and decrease to interest expense and interest income, respectively, resulting from the acquisition. The unaudited pro forma results are not necessarily indicative of the future operations or operations that would have been reported had the acquisitions been completed when assumed. The following unaudited information is presented in thousands, except for the per share data.

	Three Months Ended		Nine Months Ended
	March 28,	March 30,	March 28,	March 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net revenues	$99,038	$84,564	$289,236	$242,553

Net income (loss)	$14,328	$(8,104)	$37,919	$27,207

Net income (loss) per diluted share	$0.17	$(0.10)	$0.45	$0.32

3.	Inventories

Inventories, net, are summarized as follows:

	March 28,	June 29,
	2004	2003
	(in thousands)
Raw materials.	$17,190	$3,802
Finished goods	$13,494	$7,196

	$30,684	$10,998

Starting in late September 2001, some of the Company’s major customers made announcements that general economic conditions, exacerbated by the increase in economic uncertainty in the aftermath of the terrorist events of September 11, 2001, were having a negative impact on their financial results. The announcements

EMULEX CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

made, and forecasts received, indicated deteriorating demand for the Company’s one gigabit per second (“Gbps”) products as these customers were expected to migrate to two Gbps products for future purchases. As a result, the Company recorded an excess and obsolete inventory charge totaling $13.6 million during the three months ended September 30, 2001. After initially recording this one Gbps reserve in September 2001, the Company has subsequently reduced this reserve by a total of $8.9 million through March 28, 2004, as previously-reserved inventory was sold. Overall, the Company has been able to recover a significant portion of this reserved inventory that was not expected based on the Company’s forecasts and the forecasts received from its customers when this excess and obsolete inventory charge was recorded. In addition to the sale of some of this previously-reserved product, the Company has also scrapped $3.4 million of this reserved inventory and negotiated and paid cancellation charges of $0.2 million through March 28, 2004, related to this excess and obsolete inventory charge since it was initially recorded. As of March 28, 2004, the remaining reserve for one Gbps products was $1.1 million. However, as with all inventory, the Company regularly compares forecasted demand for its one Gbps products against inventory on hand and open purchase commitments and accordingly, the Company may have to record reductions to the carrying value of excess and obsolete inventory if forecasted demand decreases. As of March 28, 2004, the Company had unreserved one Gbps inventory on hand of approximately $0.5 million.

4.	Goodwill and Other Intangibles

Goodwill and other intangibles, net, are as follows:

	March 28,	June 29,
	2004	2003
	(in thousands)
Intangible assets subject to amortization:
Core technology and patents	$99,094	$40,600
Accumulated amortization, core technology and patents	(21,161)	(13,533)
Developed technology	9,400	—
Accumulated amortization, developed technology	(884)	—
Customer relationships	38,200	—
Accumulated amortization, customer relationships	(2,875)	—
Tradename	5,000	—
Accumulated amortization, tradename	(269)	—
Covenants not-to-compete	3,100	—
Accumulated amortization, covenants not-to-compete	(389)	—

Intangible assets subject to amortization	$129,216	$27,067

Intangible assets not subject to amortization (in thousands):
Goodwill balance as of June 29, 2003	$397,256
Goodwill acquired during year	186,234

Goodwill balance as of March 28, 2004	$583,490

Goodwill relates to the purchase of Vixel in November 2003 and the purchase of Giganet in fiscal 2001. Core technology and patents relate to the purchase of Vixel and Giganet and to the purchase of the technology assets of Trebia Corporation for $2.0 million in October 2003. The technology assets purchased from Trebia are being amortized on a straight-line basis over a four-year life. All other intangible assets subject to amortization relate to the purchase of Vixel.

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

The intangible assets subject to amortization are being amortized on a straight-line basis over lives ranging from three months to seven years. Aggregated amortization expense for these intangibles for the three and nine

EMULEX CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

months ended March 28, 2004, was $6.8 million and $12.5 million, respectively, and for the three and nine months ended March 30, 2003, was $1.5 million and $4.4 million, respectively. For the next five full fiscal years aggregated amortization expense is expected to be (in thousands):

2004	$19,093
2005	$26,190
2006	$26,127
2007	$25,442
2008	$21,302

5. Other Assets

     Components of other assets are as follows:

	March 28,	June 29,
	2004	2003
	( in thousands)
Deferred debt issuance costs- Convertible subordinated notes, net	$917	$4,670
Long–term prepaid assets	302	1,016
Refundable deposits	248	96

	$1,467	$5,782

6.	Accrued Liabilities

Components of accrued liabilities are as follows:

	March 28,	June 29,
	2004	2003
	( in thousands)
Payroll and related costs	$7,547	$8,406
Accrued inventory purchases	—	1,449
Accrued interest	415	1,502
Warranty reserves	4,499	2,349
Deferred revenue	1,053	2,054
Accrued advertising and promotions	1,319	719
Contracts payable	24	—
Other	7,551	2,327

	$22,408	$18,806

Deferred revenue includes an accrual for estimated returns and allowances of $1.0 million and $1.9 million at March 28, 2004 and June 29, 2003, respectively. Deferred revenue also includes the revenue related to legacy cLAN products with unspecified upgrade rights of $16 thousand and $0.2 million at March 28, 2004, and June 29, 2003, respectively.

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

EMULEX CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Changes to the warranty reserve for the nine months ended March 28, 2004, and March 30, 2003, were:

	March 28,	March 30,
	2004	2003
	( in thousands)
Balance at beginning of period	$2,349	$2,244
Additions to costs and expenses	2,279	1,020
Amounts charged against reserve	(1,582)	(633)
Beginning balance of Vixel Corporation	1,453	—

Balance at end of period	$4,499	$2,631

Changes to the warranty reserve for the three months ended March 28, 2004, and March 30, 2003, were:

	March 28,	March 30,
	2004	2003
	( in thousands)
Balance at beginning of period.	$4,204	$2,595
Additions to costs and expenses	796	250
Amounts charged against reserve	(501)	(214)

Balance at end of period	$4,499	$2,631

7.	Convertible Subordinated Notes

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

During the three months ended September 29, 2002, the Company’s Board of Directors expanded the Company’s stock repurchase program to include repurchase of the Company’s 1.75 percent convertible subordinated notes as well as shares of the Company’s common stock. In August 2002, the Company bought back at a discount to face value approximately $136.5 million in face value of its convertible subordinated notes for $104.2 million. The resulting net pre-tax gain of $28.7 million was recorded for the three months ended September 29, 2002.

During the three months ended September 28, 2003, the Company’s Board of Directors expanded the Company’s stock repurchase program to include the repurchase of all of the Company’s 1.75 percent convertible subordinated notes and extended the entire program to June 2005. The combined program authorizes the repurchase of up to 4.0 million shares of common stock and the repurchase of all of the remaining outstanding convertible subordinated notes. Also during the three months ended September 28, 2003, the Company bought back approximately $93.9 million in face value of its convertible subordinated notes at a discount to face value for approximately $87.3 million. The resulting net pre-tax gain of approximately $4.7 million was recorded in the three months ended September 28, 2003. The repurchased notes were cancelled.

During the three months ended December 28, 2003, the Company bought back approximately $85.4 million in face value of its 1.75 percent convertible subordinated notes for approximately $85.9 million. The resulting net pre-tax loss of approximately $1.8 million was recorded in the three months ended December 28, 2003 and was due to the expensing of the remaining deferred debt issuance costs. Also during the three months ended March 28, 2004, the Company bought back approximately $12.3 million face value of its 1.75 percent convertible subordinated notes for approximately $12.4 million. The resulting net pre-tax loss of approximately $0.2 million due to the expensing of the remaining deferred debt issuance costs was recorded during the three months ended March 28, 2004. The repurchased notes were cancelled, leaving 1.75 percent convertible subordinated notes outstanding with a face value of approximately $17.0 million that, if converted, would result

EMULEX CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

in the issuance of approximately 0.3 million shares. At March 28, 2004, the entire $17.0 million face amount of the outstanding 1.75 percent convertible subordinated notes remained authorized for repurchase. In addition, 1.5 million shares of common stock remain authorized for repurchase, reflecting the repurchase of 1.5 million common shares during the three months ended December 28, 2003.

On December 12, 2003, the Company completed a $450.0 million private placement of 0.25 percent convertible subordinated notes due 2023. Interest is payable in cash on June 15th and December 15th of each year beginning June 15, 2004. Under the terms of the offering, the notes will be convertible, at the option of the holder and subject to the satisfaction of certain conditions, into shares of Emulex common stock at a price of $43.20 per share. In addition, the Company granted the initial purchasers of the notes an option, which they exercised during the three months ended March 28, 2004, to purchase an additional $67.5 million principal amount of the notes. The notes will mature in twenty years and will not be callable for the first five years. Holders of the notes may require the Company to purchase the notes for cash by giving written notice within the 20 business days prior to each of December 15, 2006, December 15, 2008, December 15, 2013, and December 15, 2018. The Company incurred total associated bankers’ fees of approximately $11.6 million, which were recorded as a reduction to the proceeds from the issuance of the notes and will be accreted over the effective life of the notes, as well as $0.7 million of other associated debt issuance costs, which have been recorded as an asset and will also be amortized over the effective life of the notes. The effective life of the Company’s 0.25 percent convertible subordinated notes due 2023 is three years, which is the period up to the first date that the holders can require us to repurchase the notes, instead of the 20 year term of the notes.

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

On December 15, 2003, the Company and QLogic tentatively agreed to settle the claims and mutually release each other from any liability associated with the claims (and the related counterclaims filed by QLogic) in exchange for payments by QLogic. In connection with the settlement, QLogic will be required to make an upfront payment and pay quarterly royalties associated with the future sales of certain products. The settlements are subject to execution of final written agreements with normal and customary terms and court approval of the dismissal of the lawsuits. On February 27, 2004, Emulex Design & Manufacturing Corporation (the new name

EMULEX CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

given to Vixel) filed a complaint against QLogic in the United States District Court for the District of Delaware asserting the validity and enforceability of the December 15, 2003 settlements and seeking a declaration that the U.S. Patent No. 4,821,034 is invalid and is not infringed. On March 18, 2004, QLogic filed an answer that included denials of the Company’s assertions concerning U.S. Patent 4,821,034 and a denial that a valid and enforceable settlement had been reached.

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

On October 9, 2003, before the Company’s acquisition of Vixel, a purported class action lawsuit was filed in King County Superior Court of the State of Washington against Vixel and each of Vixel’s directors and certain unnamed individuals (the “Vixel Parties”), entitled Russell Fink v. Vixel Corporation, et al., Case No. 03-2-37226-9SEA. The complaint made general allegations that, among other things, Vixel’s directors breached their fiduciary duties to Vixel stockholders in connection with the approval of the merger with Emulex and sought to enjoin the tender offer and have the merger agreement declared unlawful, among other forms of relief. On November 7, 2003, the Vixel Parties entered into a memorandum of understanding for a $0.7 million settlement with the plaintiff in the class action suit pursuant to which the parties have agreed to settle the action, subject to court approval. The $0.7 million was recorded as general and administrative expense for the three months ended December 28, 2003. Formal settlement documents were signed on May 5, 2004 and the plaintiff has completed discovery as agreed to by the parties. The consummation of the settlement is subject to the final court approval (as defined by law) of the settlement and dismissal of the action with prejudice.

Beginning on or about February 20, 2001, the Company and certain of its officers and directors were named as defendants in a number of securities class action lawsuits filed in the United States District Court, Central District of California. The plaintiffs in the actions represent purchasers of the Company’s common stock during various periods ranging from January 18, 2001, through February 9, 2001. The complaints alleged that the Company and certain of its officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints generally seek compensatory damages, costs and attorney’s fees in an unspecified amount. In addition, the Company has received inquiries about events giving rise to the lawsuits from the SEC and the Nasdaq Stock Market. On April 22, 2003, the Company entered into two Memoranda of Understanding agreeing to terms of settlement for both the class action and derivative litigation. The settlement was approved and $39.5 million held in escrow was paid to the plaintiffs. The Company is currently seeking to recover a portion of this amount from the Company’s insurance carriers. The final amount collected for the Company’s receivable from its insurance carriers related to the settlements of securities class action and derivative lawsuits may be materially different from the receivable amount. The Company reached an agreement with one of its insurers, under which the Company received $10.0 million less $2.0 million previously paid by the insurer for the defense of the securities class action lawsuits, resulting in a net payment to the Company of $8.0 million during the three months ended March 28, 2004.

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

EMULEX CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Additionally, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Other Commitments and Contingencies

The Company recorded an estimated excess and obsolete inventory charge of $13.6 million associated with older-generation one Gbps products during the three months ended September 30, 2001. After initially recording this one Gbps reserve in September 2001, the Company has subsequently reduced this reserve by a total of $8.9 million through March 28, 2004, as previously-reserved inventory has been sold. Overall, the Company has been able to recover a significant portion of this reserved inventory that was not expected based on the Company’s forecast and the forecasts received from its customers when this excess and obsolete inventory charge was recorded. In addition to the sale of some of this previously-reserved product, the Company has also scrapped $3.4 million of this reserved inventory and negotiated and paid cancellation charges of $0.2 million through March 28, 2004, related to this excess and obsolete inventory charge since it was initially recorded. As of March 28, 2004, the remaining reserve for one Gbps products was $1.1 million. However, as with all inventory, the Company regularly compares forecasted demand for its one Gbps products against inventory on hand and open purchase commitments and accordingly, the Company may have to record reductions to the carrying value of excess and obsolete inventory if forecasted demand decreases. As of March 28, 2004, the Company had unreserved one Gbps inventory on hand of approximately $0.5 million.

The Company was required to enter into purchase agreements for eight key inventory components, and as of March 28, 2004, the Company’s remaining purchase obligation for the eight components was $5.7 million. In addition, the Company has a $1.0 million letter of credit in place in lieu of a rental deposit on one of its facilities.

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

EMULEX CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

	Three Months Ended		Nine Months Ended
	March 28,	March 30,	March 28,	March 30,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$14,328	$(248)	$40,531	$47,250
Adjustment for interest expense on convertible subordinated notes, net of tax	75	—	888	—

Numerator for diluted net income (loss) per share	$14,403	$(248)	$41,419	$47,250

Denominator:
Denominator for basic net income (loss) per share – weighted average shares outstanding	81,872	82,055	82,928	81,959
Effect of dilutive securities:
Dilutive options outstanding	2,340	—	2,132	1,552
Dilutive common shares from assumed conversion of subordinated notes	380	—	1,814	—

Denominator for diluted net income (loss) per share – adjusted weighted average shares outstanding	84,592	82,055	86,874	83,511

Basic net income (loss) per share	$0.18	$(0.00)	$0.49	$0.58

Diluted net income (loss) per share	$0.17	$(0.00)	$0.48	$0.57

Antidilutive options excluded from computation	3,954	10,382	3,937	6,778

Average market price of common stock	$25.53	$19.91	$25.62	$18.83

The antidilutive options were excluded from the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares during the three and nine months ended March 28, 2004. As the Company recorded a net loss for the three months ended March 30, 2003, all outstanding stock options and common stock equivalents associated with the Company’s 1.75 percent convertible subordinated notes were excluded for the three months ended March 30, 2003, as the effect would have been antidilutive. The effect of the common stock equivalents associated with the Company’s 1.75 percent convertible subordinated notes was excluded for the nine months ended March 30, 2003, as the effect would have been antidilutive. The effect of the 0.25 percent convertible subordinated notes issued in December 2003 was excluded as these are contingent convertible subordinated notes and did not meet the criteria for conversion into common stock during the three and nine months ended March 28, 2004.

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

Actual future results could differ materially from those described in the forward-looking statements as a result of a variety of factors, including those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, and, in particular, the subsection entitled “Risk Factors” set forth therein, and in our most recently filed Annual Report on Form 10-K. These factors include risks related to the recent acquisition of Vixel and the fact that the economy generally, and the technology and storage segments specifically, have been in a state of uncertainty making it difficult to determine if past experience is a good guide to the future and making it impossible to determine if markets will grow or shrink in the short term. Our results have been significantly impacted by a widespread slowdown in information technology investment that has also pressured the storage networking market that is the mainstay of our business. A continued downturn in information technology spending could adversely affect our revenues and results of operations. As a result of this uncertainty, we are unable to predict with any accuracy what future results might be. Other factors affecting these forward-looking statements include, but are not limited to, the following: slower than expected growth of the storage networking market or the failure of our Original Equipment Manufacturer, or OEM, customers to successfully incorporate our products into their systems; our dependence on a limited number of customers and the effects of the loss of, or decrease or delays in orders by, any such customers, or the failure of such customers to make payments; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of our or our OEM customers’ new or enhanced products; the variability in the level of our backlog and the variable booking patterns of our customers; the effects of terrorist activities and resulting political or economic instability; the highly competitive nature of the markets for our products as well as pricing pressures that may result from such competitive conditions; our ability and the ability of our OEM customers to keep pace with the rapid technological changes in our industry and gain market acceptance for new products and technologies; the effect of rapid migration of customers towards newer product platforms; possible transitions from board or box level to application specific integrated circuit, or ASIC, solutions for selected applications; a shift in the use of lower-end host bus adapters, or HBAs, in higher-end environments or applications; a decrease in the average unit selling prices or an increase in the manufactured cost of our products; delays in product development; our reliance on third-party suppliers and subcontractors for components and assembly; any inadequacy of our intellectual property protection or the potential for third-party claims of infringement; our ability to attract and retain key technical personnel; our dependence on foreign sales and foreign-produced products; the effect of acquisitions; changes in tax rates or changes in accounting standards.

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

Company Overview

Emulex Corporation is the world leader in Fibre Channel HBAs and delivers a broad range of intelligent building blocks, including embedded storage switches and Input/Output, or I/0, controllers for next generation storage networking systems. HBAs are the data communication products that enable servers to connect to storage networks by offloading communication-processing tasks as information is delivered and sent to the storage network. Embedded storage switches and I/0 controllers are deployed inside storage arrays, tape libraries and other storage appliances, delivering improved performance and reliability and storage connections. Emulex’s architecture offers customers a stable applications program interface, or API, that has been preserved across multiple generations of storage networking solutions and to which many of the world’s leading OEMs have customized software for mission-critical server and storage system applications.

Substantially all of our revenues during the third quarter of fiscal 2004 ended March 28, 2004, were comprised of products based on Fibre Channel technology. Our Fibre Channel development efforts began in 1992, and we shipped our first Fibre Channel product in volume in 1996. According to IDC, in calendar 2003 we were the world’s largest provider of Fibre Channel HBAs, in terms of revenue and units shipped. Many of the world’s leading server and storage providers rely on Emulex HBAs, embedded storage switching and I/O controller products to build reliable, scalable and high performance storage solutions. The Emulex award winning product families, including our LightPulse™ HBAs and InSpeed™ embedded storage switching products, are based on internally developed ASIC, firmware and software technologies, and offer customers high performance, scalability, flexibility and reduced total cost of ownership. Emulex’s products have been selected by many of the world’s leading server and storage providers, including Dell, EMC, Fujitsu Ltd., Fujitsu-Siemens, Groupe Bull, Hewlett-Packard, Hitachi Data Systems, IBM, NEC, Network Appliance, Quantum Corp., StorageTek, Sun Microsystems, Unisys and Xyratex. In addition, we include industry leaders Brocade, Computer Associates, Intel, McDATA, Microsoft and VERITAS among our strategic partners. We market to OEMs and end users through our own worldwide selling organization as well as our two tier distribution partners, including ACAL, Avnet, Bell Microproducts, Info-X, Netmarks, Tech Data, Tidalwire and Tokyo Electron. Corporate headquarters are located in Costa Mesa, California. Our periodic and current reports filed with or furnished to the Securities and Exchange Commission pursuant to the requirements of the Securities and Exchange Act of 1934 are available free of charge through our website (www.emulex.com) as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. As of March 28, 2004, we had a total of 510 employees. References contained herein to “Emulex,” the “Company,” the “Registrant,” “we,” “our,” and “us,” refer to Emulex Corporation and its subsidiaries.

Business Combination

On November 13, 2003, we completed the cash tender offer by Aviary Acquisition Corporation, our wholly owned subsidiary, to acquire all outstanding shares of Vixel Corporation for $10.00 net per share, without interest. Approximately 23.9 million shares (including the associated preferred stock purchase and other nights) of Vixel’s common stock representing approximately 91.6 percent of Vixel’s outstanding common stock, and 2.9 million shares of Vixel’s Series B convertible preferred stock, representing all of Vixel’s outstanding preferred stock, were tendered in the offer. Through our wholly owned subsidiary, we accepted payment for all validly tendered shares. On November 17, 2003, we completed our acquisition of Vixel by means of a short-form merger of Aviary Acquisition Corp., with and into Vixel.

We acquired Vixel to expand our Fibre Channel product line and paid $298.4 million in cash for all outstanding common stock, preferred stock and warrants of Vixel Corporation. We also incurred acquisition-related expenses of $6.1 million in cash. In addition, we issued 2.2 million stock options with a fair value of approximately $47.5 million and kept the original vesting periods for the options in exchange for the outstanding Vixel options for a total acquisition value of $352.1 million. We calculated the fair value of the 2.2 million stock options issued at the date of acquisition using the Black-Scholes option-pricing model. The operations of Vixel will be included within the Company’s one operating segment, networking products.

We accounted for the acquisition of Vixel under the purchase method of accounting and recorded a one-time expense of $11.4 million for purchased in-process research and development, or IPR&D, during the three months ended December 28, 2003. The values assigned to these projects were determined by identifying projects that have economic value but that had not yet reached technological feasibility and that have no alternative future use. The features of the related products had not been released to the market as of the date of the acquisition, but the features and functionality of the products had been defined. For more information regarding in-process research and development see note 2 to the condensed consolidated financial statements.

Convertible Subordinated Notes Offering

On December 12, 2003, we completed a $450.0 million private placement of 0.25 percent convertible subordinated notes due 2023. Interest is payable in cash on June 15th and December 15th of each year beginning June 15, 2004. Under the terms of the offering, the notes will be convertible, at the option of the holder and subject to the satisfaction of certain conditions, into shares of Emulex common stock at a price of $43.20 per share. In addition, we granted he initial purchasers of the notes an option, which they exercised during the three months ended March 28, 2004, to purchase an additional $67.5 million principal amount of the notes. We incurred total associated bankers’ fees of $11.6 million, which were recorded as a reduction to the proceeds from the issuance of the notes and will be accreted over the effective life of the notes, as well as approximately $0.7 million of other associated debt issuance costs, which have been recorded as an asset and will be amortized over the effective life of the notes. Holders of the notes may require the Company to purchase the notes for cash by giving written notice within the 20 business days prior to each of December 15, 2006, December 15, 2008, December 15, 2013, and December 15, 2018. Consequently, the effective life of our 0.25 percent convertible subordinated notes due 2023 is three years, which is the period up to the first date that the holders can require us to repurchase the notes, instead of the 20-year term of the notes. When we issued our earnings release for the three and nine months ended March 28, 2004, interest expense, related to the accretion of the bankers’ fees and amortization of the associated debt issuance costs, was inadvertently calculated using a life longer than the three-year effective life of our 0.25 percent convertible subordinated notes. The net impact after tax of using the shorter effective life was a decrease to net income of $223 thousand. Basic and diluted net earnings per share for the three and nine months ended March 28, 2004, did not change. See Part II, Item 2 Changes in Securities and Use of Proceeds for a more detailed discussion of the convertible subordinated notes offering.

Results of Operations

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere herein.

	Percentage of Net Revenues
	Three months ended		Nine months ended
	March 28,	March 30,	March 28,	March 30,
	2004	2003	2004	2003
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	36.7	36.6	35.8	37.2

Gross profit	63.3	63.4	64.2	62.8

Operating expenses:
Engineering and development	19.2	19.9	19.3	20.1
Selling and marketing	8.4	6.2	7.1	6.1
General and administrative	6.1	38.3	5.5	16.2
Amortization of other intangibles	6.9	1.8	4.5	1.9
In-process research and development	—	—	4.1	—

Total operating expenses	40.6	66.2	40.5	44.3

Operating income (loss)	22.7	(2.8)	23.7	18.5

Nonoperating income :
Interest income	2.2	3.9	2.4	4.4
Interest expense	(1.5)	(1.6)	(1.2)	(1.9)
Gain (loss) on repurchase of convertible subordinated notes	(0.3)	—	1.0	12.7
Other income (expense), net	—	—	—	—

Total nonoperating income	0.4	2.3	2.2	15.2

Income (loss) before income taxes	23.1	(0.5)	25.9	33.7

Income tax provision (benefit)	8.6	(0.2)	11.3	12.8

Net income (loss)	14.5%	(0.3)%	14.6%	20.9%

Three months ended March 28, 2004, compared to three months ended March 30, 2003

Net Revenues. Net revenues for the third quarter of fiscal 2004 ended March 28, 2004, increased by $19.5 million, or 24 percent, to $99.0 million, compared to the same quarter of fiscal 2003 ended March 30, 2003.

From a product line perspective, net revenues generated from our Fibre Channel products for the three months ended March 28, 2004, were $99.0 million, an increase of $20.8 million, or 27 percent, compared to the three months ended March 30, 2003, and represented substantially all of our net revenues. We believe that our net revenues from our broad range of Input/Output, or I/O, and Fibre Channel switching products are being generated primarily as a result of our product certifications and qualifications with OEM customers, which take product both directly and through distribution. The following chart details our net revenues by product line for the three months ended March 28, 2004 and March 30, 2003:

Net Revenues by Product Line

	Three Months	Percentage	Three Months	Percentage of
	Ended March 28,	of Net	Ended March 30,	Net	Increase/	Percentage
(in thousands)	2004	Revenues	2003	Revenues	(Decrease)	Change
Fibre Channel	$99,016	100%	$78,185	98%	$20,831	27%
IP networking	16	—	311	—	(295)	(95%)
Traditional networking	6	—	1,077	2%	(1,071)	(99%)

Total net revenues	$99,038	100%	$79,573	100%	$19,465	24%

Our IP networking products consist of both our iSCSI products, which have not completed development, as well as legacy VI and cLAN products. We expect that our VI, cLAN and traditional networking products, which have all entered end-of-life status, will contribute negligible revenues to succeeding quarters. We do not expect material revenue from iSCSI products for the foreseeable future.

In addition to direct sales, some of our larger OEM customers purchased or marketed products indirectly through distributors, resellers or other third parties. Customers whose direct net revenues, or total direct and indirect net revenues (including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties), exceeded 10 percent of our net revenues were as follows:

Net Revenues by Major Customers

	Direct Revenues		Total Direct and Indirect Revenues (2)
	Three Months	Three Months	Three Months	Three Months
	Ended March 28,	Ended March 30,	Ended March 28,	Ended March 30,
	2004	2003	2004	2003
Net revenue percentage (1) :
EMC	—	—	26%	20%
Hewlett-Packard	15%	21%	17%	21%
IBM	21%	28%	21%	32%
Info-X	13%	—	—	—

(1)	Amounts less than 10 percent are not presented.

(2)	Customer-specific models sold indirectly are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.

Direct sales to our top five customers accounted for 65 percent of total net revenues for the three months ended March 28, 2004, compared to 69 percent for the three months ended March 30, 2003, and we expect to be similarly concentrated in the future. Our EMC OEM products are sold both directly to EMC and indirectly through distributors such as Info-X. As a result, for the three months ended March 28, 2004, and March 30, 2003, direct revenues attributable to EMC were less than 10 percent but direct and indirect revenues attributable to EMC were greater than 10 percent of total net revenues.

From a sales channel perspective, net revenues generated from OEM customers were 62 percent of total net revenues and sales through distribution were 38 percent in the three months ended March 28, 2004 compared to net revenues from OEM customers of 69 percent and sales through distribution of 31 percent in the three months ended March 30, 2003. Our OEM customers may take products both directly and through distribution channels. The following chart details our net revenues by sales channel for the three months ended March 28, 2004, and March 30, 2003:

Net Revenues by Sales Channel

	Three Months	Percentage	Three Months	Percentage
	Ended March 28,	of Net	Ended March 30,	of Net	Increase/	Percentage
(in thousands)	2004	Revenues	2003	Revenues	(Decrease)	Change
OEM	$61,502	62%	$54,820	69%	$6,682	12%
Distribution	37,499	38%	24,736	31%	12,763	52%
Other	37	—	17	—	20	118%

Total net revenues	$99,038	100%	$79,573	100%	$19,465	24%

In the three months ended March 28, 2004, domestic net revenues increased by $6.2 million, or 14 percent, and international net revenues increased by $13.3 million, or 38 percent, compared to the three months ended March 30, 2003. The following chart details our net domestic and international revenues based on billed-to location for the three months ended March 28, 2004, and March 30, 2003:

Net Domestic and International Revenues

	Three Months	Percentage	Three Months	Percentage
	Ended March 28,	of Net	Ended March 30,	of Net	Increase/	Percentage
(in thousands)	2004	Revenues	2003	Revenues	(Decrease)	Change
Domestic	$51,006	51%	$44,835	56%	$6,171	14%
Europe	38,406	39%	28,398	36%	10,008	35%
Pacific Rim	9,626	10%	6,340	8%	3,286	52%

Total net revenues	$99,038	100%	$79,573	100%	$19,465	24%

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

Gross Profit. Cost of sales included the cost of production of finished products as well as support costs and other expenses related to inventory management, manufacturing quality and order fulfillment. For the three months ended March 28, 2004, cost of sales included $0.6 million of retention bonuses for terminated employees related to the Vixel acquisition and amortized deferred stock-based compensation expenses. For the three months ended March 30, 2003, cost of sales included $0.1 million of amortized deferred stock-based compensation expenses. In the three months ended March 28, 2004, gross profit increased $12.2 million, or 24 percent, to $62.7 million, from $50.5 million in the three months ended March 30, 2003. The remaining increase in gross profit in the three months ended March 28, 2004, compared to the three months ended March 30, 2003, was primarily due to higher net revenues and volumes. Gross margin stayed relatively flat at 63 percent in both the three months ended March 28, 2004, and March 30, 2003. We have recorded reductions related to our one gigabit per second, or Gbps, reserve, as previously-reserved inventory was sold. In the three months ended March 28, 2004, and March 30, 2003, the reductions were $45 thousand and $0.3 million, respectively. This reserve was initially recorded during the first quarter of fiscal 2002.

Engineering and Development. Engineering and development expenses consisted primarily of salaries and related expenses for personnel engaged in the design, development and technical support of our products. These expenses included third-party fees paid to consultants, prototype development expenses and computer services costs related to supporting computer tools used in the engineering and design process. Engineering and development expenses were $19.0 million and $15.8 million in the three months ended March 28, 2004, and March 30, 2003, representing 19 percent and 20 percent of net revenues in each period, respectively. Engineering and development expenses increased by $3.2 million, or 20 percent, in the three months ended March 28, 2004, compared to the three months ended March 30, 2003. This increase was primarily due to the inclusion of the engineering and development expenses associated with our acquisition of Vixel, driven in part by the addition of 60 employees and their associated expenses. Since we completed our integration of Vixel’s day-to-day operations during the three months ended

March 28, 2004, we no longer separately track former-Vixel operations. However, the expenses associated with the former-Vixel operations are estimated to account for approximately $2.7 million, or approximately 83 percent of the overall $3.2 million increase. The remaining increase was due to our continued investment in Fibre Channel I/O and IP engineering and development, which represented substantially all of our engineering and development efforts and expenses prior to the acquisition of Vixel. Engineering and development expenses included $0.7 million and $0.9 million of amortized deferred stock-based compensation expenses for the three months ended March 28, 2004 and March 30, 2003, respectively. Due to the technical nature of our products, engineering support is a critical part of our strategy during both the development of our products and the support of our customers from product design through deployment into the market. We intend to continue to make significant investments in the technical support and enhancement of our current products as well as the continued development of new products. While our engineering expenses in the three months ended March 28, 2004, increased at a similar rate as net revenues in comparison to the three months ended March 30, 2003, engineering expenses can fluctuate significantly from quarter to quarter depending on several factors, including, but not limited to, non-recurring engineering charges associated with new product introduction schedules, hiring patterns and depreciation of capital equipment.

Selling and Marketing. Selling and marketing expenses consisted primarily of salaries, commissions and related expenses for personnel engaged in the marketing and sales of our products, as well as trade shows, product literature, promotional support costs and other advertising-related costs. Selling and marketing expenses were $8.4 million and $4.9 million in the three months ended March 28, 2004, and March 30, 2003, representing eight and six percent of net revenues, respectively. Selling and marketing expenses increased by $3.5 million, or 71 percent, in the three months ended March 28, 2004, compared to the three months ended March 30, 2003. This increase was primarily due to the inclusion of the selling and marketing expenses associated with our acquisition of Vixel, driven in part by the addition of 22 employees and their associated expenses. Similar to engineering and development expenses, we no longer track former-Vixel operations separately. However, the expenses associated with the former-Vixel operations are estimated to account for approximately $1.5 million, or approximately 42 percent of the overall $3.5 million increase. The remaining increases in selling and marketing expenses were due primarily to increased customer promotions and channel support programs of approximately $0.9 million and Vixel training and transition expenses of approximately $0.2 million. For the three months ended March 28, 2004, selling and marketing expenses included $0.6 million of retention bonuses for terminated employees related to the Vixel acquisition and amortized deferred stock-based compensation expenses. For the three months ended March 30, 2003 selling and marketing expenses included $0.4 million of amortized deferred stock-based compensation expenses. As a portion of selling and marketing expenses, such as selling and marketing employees’ base compensation and amortized deferred stock-based compensation expense, is not driven directly by net revenue increases, the expenses have not expanded at the same rate as our net revenues.

General and Administrative. Ongoing general and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees and other associated corporate expenses. General and administrative expenses were $6.0 million and $30.6 million in the three months ended March 28, 2004, and March 30, 2003, representing six percent and 38 percent of net revenues in each period, respectively. General and administrative expenses decreased by $24.6 million, or 80 percent, in the three months ended March 28, 2004, compared to the three months ended March 30, 2003. This decrease was primarily due to the net $27.0 million charge associated with the settlements of securities class action and derivative lawsuits in the three months ended March 30, 2003. The decrease was partially offset by the inclusion of the general and administrative expenses associated with our acquisition of Vixel, driven in part by the addition of 15 employees and their associated expenses. Similar to other operating expenses, we no longer track former-Vixel operations separately. However, the expenses associated with the former-Vixel operations are estimated to account for approximately $1.6 million of the offset to the overall decrease in general and administrative expenses. Other increases in general and administrative expenses were primarily due to increased accounting, tax and legal expenses of approximately $0.4 million. For the three months ended March 28, 2004, general and administrative expenses included $1.0 million of retention bonuses for terminated employees related to the Vixel acquisition and amortized deferred stock-based compensation expenses. For the three months ended March 30, 2003, general and administrative expenses included $0.1 million of amortized deferred stock-based compensation expenses.

Amortization of Other Intangibles. Amortization of other intangibles included the amortization of intangible assets with estimable lives. For the three months ended March 28, 2004, amortization of other intangibles was for intangible assets related to the purchase of Vixel and the purchase of the technology assets of Trebia Corporation, which were both completed during the three months ended December 28, 2003, and the purchase Giganet, completed during fiscal 2001. The $5.3 million increase in amortization of other intangibles to $6.8 million for the three months ended March 28, 2004, from $1.5 million for the three months ended March 30, 2003, was due to the addition of amortization related to the Vixel acquisition and the purchase of the technology assets of Trebia Corporation. Amortization of other intangibles represented seven and two percent of net revenues for the three months ended March 28, 2004, and for the three months ended March 30, 2003, respectively.

Nonoperating Income. Nonoperating income consisted primarily of interest income, interest expense and other non-operating income and expense items such as the loss on the repurchase of convertible subordinated notes. Our nonoperating income decreased by $1.4 million to $0.4 million in the three months ended March 28, 2004, from $1.9 million in the three months ended March 30, 2003. The decrease was due primarily to interest income decreasing by $0.9 million to $2.2 million in the three months ended March 28, 2004, from $3.1 million in the three months ended March 30, 2003, primarily due to lower interest yields. Additionally, we incurred a loss on the repurchase of convertible subordinated notes of $0.2 million in the three months ended March 28, 2004, due to the expensing of the remaining deferred debt issuance costs. Interest expense increased by $0.3 million to $1.5 million in the three months ended March 28, 2004, from $1.2 million in the three months ended March 30, 2003, due primarily to the outstanding balance of convertible subordinated notes.

Income Taxes. In the three months ended March 28, 2004, we recorded a tax provision in the amount of $8.6 million, or approximately 38 percent of our income before income taxes. In the three months ended March 30, 2003, we recorded a tax benefit in the amount of $0.2 million, or approximately 38 percent of our loss before income taxes.

Nine months ended March 28, 2004, compared to nine months ended March 30, 2003

Net Revenues. Net revenues for the nine months of fiscal 2004 ended March 28, 2004, increased $51.5 million, or 23 percent, to $278.0 million, compared to the nine month period of fiscal 2003 ended March 30, 2003.

From a product line perspective, net revenues generated from our Fibre Channel products for the nine months ended March 28, 2004, were $277.5 million, an increase of $54.3 million, or 24 percent, compared to the nine months ended March 30, 2003, and represented substantially all of our net revenues. The following chart details our net revenues by product line for the nine months ended March 28, 2004, and March 30, 2003.

Net Revenues by Product Line

			Nine Months
	Nine Months	Percentage	Ended	Percentage
	Ended March 28,	of Net	March 30,	of Net	Increase/	Percentage
(in thousands)	2004	Revenues	2003	Revenues	(Decrease)	Change
Fibre Channel	$277,451	100%	$223,182	99%	$54,269	24%
IP networking	519	—	2,128	1%	(1,609)	(76%)
Traditional networking	14	—	1,136	—	(1,122)	(99%)

Total net revenues	$277,984	100%	$226,446	100%	$51,538	23%

Customers whose direct net revenues, or total direct and indirect net revenues (including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties) exceeded 10 percent of our net revenues, were as follows:

Net Revenues by Major Customers

	Direct Revenues		Total Direct and Indirect Revenues (2)
	Nine Months	Nine Months	Nine Months	Nine Months
	Ended March 28,	Ended March 30,	Ended March 28,	Ended March 30,
	2004	2003	2004	2003
Net revenue percentage (1) EMC	—	—	25%	20%
Hewlett-Packard	19%	23%	21%	23%
IBM	23%	23%	23%	27%
Info-X	11%	—	—	—

(1)	Amounts less than 10 percent are not presented.

(2)	Customer-specific models sold indirectly are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.

Direct sales to our top five customers accounted for 69 percent of total net revenues for the nine months ended March 28, 2004, compared to 66 percent for the nine months ended March 30, 2003, and we expect to be similarly concentrated in the future. Our net revenues from our customers can be significantly impacted by changes in the business models of our customers. Our EMC OEM products are sold both directly to EMC and indirectly through distributors such as Info-X. As a result, direct revenues attributable to EMC were less than 10 percent but direct and indirect revenues attributable to EMC were greater than 10 percent of total net revenues.

From a sales channel perspective, net revenues generated from OEM customers were 63 percent of net revenues and sales through distribution were 37 percent in the nine months ended March 28, 2004 compared to net revenues from OEM customers of 68 percent and sales through distribution of 32 percent in the nine month ended March 30, 2003. The following chart details our net revenues by sales channel for the nine months ended March 28, 2004, and March 30, 2003:

Net Revenues by Sales Channel

	Nine Months		Nine Months
	Ended	Percentage	Ended	Percentage
	March 28,	of Net	March 30,	of Net	Increase/	Percentage
(in thousands)	2004	Revenues	2003	Revenues	(Decrease)	Change
OEM	$175,819	63%	$153,414	68%	$22,405	15%
Distribution	102,031	37%	72,907	32%	29,124	40%
Other	134	—	125	—	9	7%

Total net revenues	$277,984	100%	$226,446	100%	$51,538	23%

We believe that our net revenues are being generated primarily as a result of product certifications and qualifications with our OEM customers, which take product both directly and through distribution.

In the nine months ended March 28, 2004, domestic net revenues increased by $19.7 million, or 15 percent, and international net revenues increased by $31.9 million, or 35 percent, compared to the nine months ended March 30, 2003. The following chart details our net domestic and international revenues based on billed-to location for the nine months ended March 28, 2004, and March 30, 2003:

Net Domestic and International Revenues

	Nine Months	Percentage	Nine Months	Percentage
	Ended March 28,	of Net	Ended March 30,	of Net	Increase/	Percentage
(in thousands)	2004	Revenues	2003	Revenues	(Decrease)	Change
Domestic	$155,568	56%	$135,894	60%	$19,674	14%
Europe	94,635	34%	73,612	33%	21,023	29%
Pacific Rim	27,781	10%	16,940	7%	10,841	64%

Total net revenues	$277,984	100%	$226,446	100%	$51,538	23%

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

Gross Profit. For the nine months ended March 28, 2004, gross profit increased $36.3 million, or 26 percent, to $178.5 million, from $142.1 million for the nine months ended March 30, 2003. Gross margin increased to 64 percent in the nine months ended March 28, 2004, compared to 63 percent in the nine months ended March 30, 2003. Starting in late September 2001, some of our major customers made announcements that general economic conditions, exacerbated by the increase in economic uncertainty in the aftermath of the terrorist events of September 11, 2001, were having a negative impact on their financial results. The announcements made, and forecasts received, indicated

deteriorating demand for our one Gbps products as these customers were expected to migrate to two Gbps products for future purchases. As a result, we recorded an estimated excess and obsolete inventory charge totaling $13.6 million during the first quarter of fiscal 2002. After initially recording this one Gbps reserve during the first quarter of fiscal 2002, we have subsequently reduced this reserve by a total of $8.9 million through March 28, 2004, as previously-reserved inventory has been sold. Overall, we have been able to recover a significant portion of this reserved inventory that was not expected based on our forecasts and the forecasts received from our customers when this excess and obsolete charge was recorded. In addition to the sale of this previously-reserved product, we have also scrapped $3.4 million of this reserved inventory and negotiated and paid cancellation charges of $0.2 million through March 28, 2004, related to this excess and obsolete inventory charge since it was initially recorded. In the nine months ended March 28, 2004, and March 30, 2003, the reductions related to our one Gbps reserve, as previously-reserved inventory was sold, were $1.9 million and $1.6 million, respectively. Excluding the reductions of the excess and obsolete inventory reserve of $1.9 million in the nine months ended March 28, 2004, and $1.6 million in the nine months ended March 30, 2003, gross profit would have been $176.5 million and $140.5 million, respectively, and gross margin would have been 64 percent in the nine months ended March 28, 2004, and 62 percent in the nine months ended March 30, 2003. The remaining increase in gross profit and gross margin in the nine months ended March 28, 2004, compared to the nine months ended March 30, 2003, was due to cost reductions, higher net revenues and volumes, and changes in product mix. For the nine months ended March 28, 2004, cost of sales included $0.9 million of retention bonuses for terminated employees related to the Vixel acquisition and amortized deferred stock-based compensation expenses. For the nine months ended March 30, 2003, cost of sales included $0.1 million of amortized deferred stock-based compensation expenses.

Engineering and Development. Engineering and development expenses were $53.7 million and $45.4 million in the nine months ended March 28, 2004, and March 30, 2003, representing 19 percent and 20 percent of net revenues in each period, respectively. Engineering and development expenses increased by $8.3 million, or 18 percent, in the nine months ended March 28, 2004, compared to the nine months ended March 30, 2003. This increase was primarily due to the inclusion of the engineering and development expenses associated with our acquisition of Vixel, driven in part by the addition of 60 employees and their associated expenses. Since we completed our integration of Vixel’s day-to-day operations during the three months ended March 28, 2004, we no longer separately track former-Vixel operations. However, the expenses associated with the former-Vixel operations are estimated to account for approximately $4.8 million, or approximately 58 percent of the overall $8.3 million increase. The remaining increase was due to our continued investment in Fibre Channel and IP engineering and development, which represented substantially all of our engineering and development efforts and expenses prior to the acquisition of Vixel. Engineering and development expenses included $1.7 million and $2.1 million of amortized deferred stock-based compensation expenses for the nine months ended March 28, 2004, and March 30, 2003, respectively.

Selling and Marketing. Selling and marketing expenses were $19.8 million and $13.9 million in the nine months ended March 28, 2004, and March 30, 2003, representing seven percent and six percent of net revenues, respectively. Selling and marketing expenses increased by $5.9 million, or 42 percent, in the nine months ended March 28, 2004, compared to the nine months ended March 30, 2003. This increase was primarily due to the inclusion of the selling and marketing expenses associated with our acquisition of Vixel, driven in part by the addition of 22 employees and their associated expenses. Similar to engineering and development expenses, we no longer track former-Vixel operations separately. However, the expenses associated with the former-Vixel operations are estimated to account for approximately $3.5 million, or approximately 59 percent of the overall $5.9 million increase. The remaining increases in selling and marketing expenses were due primarily to increased customer promotions and channel support programs of $1.1 million and Vixel training and transition expenses of $0.2 million. For the nine months ended March 28, 2004, selling and marketing expenses included $2.0 million of retention bonuses for terminated employees related to the Vixel acquisition and amortized deferred stock-based compensation expenses. For the nine months ended March 30, 2003, selling and marketing expenses included $1.0 million of amortized deferred stock-based compensation expenses. The $1.0 million increase in amortized deferred stock-based compensation is due primarily to the acquisition of Vixel. As a portion of selling and marketing expenses, such as selling and marketing employees’ base compensation and amortized deferred stock-based compensation expense, is not driven directly by net revenue increases, the expenses have not expanded at the same rate as our net revenues.

General and Administrative. General and administrative expenses were $15.3 million and $36.6 million in the nine months ended March 28, 2004, and March 30, 2003, representing five percent and 16 percent of net revenues in each period, respectively. General and administrative expenses decreased by $21.4 million, or 58 percent, in the nine months ended March 28, 2004, compared to the nine months ended March 30, 2003. This decrease was primarily due to the net $27.0 million charge associated with the settlements of securities class action and derivative lawsuits in the three months ended March 30, 2003. The decrease was partially offset by the inclusion of the general and administrative expenses associated with our acquisition of Vixel, driven in part by the addition of 15 employees and their associated expenses. Similar to other operating expenses, we no longer track former-Vixel operations separately. However, the expenses associated with the former-Vixel operations are estimated to offset approximately $3.0 million of the overall decrease in general and administrative expenses. The remaining increases in general and administrative expenses were due primarily to increased insurance expenses of $1.2 million and increased accounting, tax and legal expenses of $1.2 million. For the nine months ended March 28, 2004, general and administrative expenses included $1.4 million of retention bonuses for terminated employees related to the Vixel acquisition and amortized deferred stock-based compensation expenses. Additionally, expenses for the nine months ended March 28, 2004, included $0.7 million for the settlement of shareholder litigation related to the Vixel acquisition, based on a memo of understanding with the plaintiff in the case. For the nine months ended March 30, 2003, general and administrative expenses included $0.3 million of amortized deferred stock-based compensation expenses.

Amortization of Other Intangibles. For the nine months ended March 28, 2004, amortization is for intangible assets related to the purchase of Vixel and the purchase of the technology assets of Trebia Corporation, which were both completed during the nine months ended March 28, 2004, and the purchase of Giganet, completed during fiscal 2001. For the nine months ended March 30, 2003, amortization is for intangible assets related to the purchase of Giganet. The $8.2 million increase in amortization of other intangibles to $12.5 million for the nine months ended March 28, 2004, was due to the addition of amortization related to the Vixel acquisition and the purchase of the technology assets of Trebia Corporation. Amortization of other intangibles represented five and two percent of net revenues for the nine months ended March 28, 2004, and March 30, 2003, respectively.

In-Process Research and Development Expense. The in-process research and development expense of $11.4 million was related to our acquisition of Vixel during the nine months ended March 28, 2004, and represented four percent of our net revenues. There were no in-process research and development expenses for the nine months ended March 30, 2003.

Nonoperating Income. Our nonoperating income decreased by $28.2 million to $6.2 million in the nine months ended March 28, 2004, from nonoperating income of $34.4 million in the nine months ended March 30, 2003. The decrease was due primarily to a decrease in the net overall gain on the repurchase of convertible subordinated notes by $26.1 million to $2.7 million in the nine months ended March 28, 2004, from $28.7 million in the nine months ended March 30, 2003. Additionally, interest income decreased by $3.4 million to $6.7 million in the nine months ended March 28, 2004, from $10.1 million in the nine months ended March 30, 2003, primarily due to lower interest yields during the nine months ended March 28, 2004. The lower amount of 1.75 percent convertible subordinated notes outstanding during the nine months ended March 28, 2004, compared to the nine months ended March 30, 2003, as well as the issuance of 0.25 percent convertible subordinated notes during the nine months ended March 28, 2004, partially offset the other decreases to nonoperating income by causing interest expense to decrease by $1.0 million to $3.3 million in the nine months ended March 28, 2004, from $4.3 million in the nine months ended March 30, 2003.

Income Taxes. In the nine months ended March 28, 2004, we recorded a tax provision in the amount of $31.4 million, or approximately 44 percent of our income before income taxes. In the nine months ended March 30, 2003, we recorded a tax provision in the amount of $29.0 million, or approximately 38 percent of our income before income taxes. The increase in the effective tax rate for the nine months ended March 28, 2004, was primarily due to the IPR&D charge associated with the Vixel acquisition being non-deductible for tax purposes.

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

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts based upon historical write-offs as a percentage of net revenues. Although we have not experienced significant losses on accounts receivable historically, our accounts receivable are concentrated with a small number of customers. Consequently, any write-off associated with one of these customers could have a significant impact on our allowance for doubtful accounts and results of operations.

Goodwill, Other Intangibles and Long-Lived Assets. Goodwill and other intangibles resulting from the acquisitions of Vixel and Giganet and the purchase of the technology assets of Trebia Corporation are carried at cost less accumulated amortization. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets, ranging from two to seven years. Our annual impairment test occurred in the fourth quarter of fiscal 2003 with no impairment charges resulting. In accordance with Statement 142, goodwill and other intangibles that have indeterminate lives will be tested for impairment at least annually, but also on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. Any future impairment loss could materially and adversely affect our financial position and results of operations.

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

Inventories. Inventories are stated at the lower of cost or net realizable value on a first-in, first-out basis. We use a standard cost system for purposes of determining cost. The standards are adjusted periodically to ensure they represent actual cost. We regularly compare forecasted demand and the composition of the forecast against inventory on hand and open purchase commitments in an effort to ensure the carrying value of inventory does not exceed net realizable value. Accordingly, we may have to record reductions to the carrying value of excess and obsolete inventory if forecasted demand decreases. We have previously recorded reductions to the carrying value of excess and obsolete inventory, as described in the Gross Profit section of the Results of Operations for the nine months ended March 28, 2004, compared to the nine months ended March 30, 2003.

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

Liquidity and Capital Resources

At March 28, 2004, we had $474.5 million in working capital and $629.6 million in cash and cash equivalents, restricted cash, current investments and long-term investments. At June 29, 2003, we had $423.2 million in working capital and $620.5 million in cash and cash equivalents, restricted cash, current investments and long-term investments. Our cash and cash equivalents increased by $45.9 million to $182.9 million as of March 28, 2004, from $137.0 million as of June 29, 2003. The increase in cash and cash equivalents was due to our financing and operating activities, which provided $288.1 million and $50.2 million of cash and cash equivalents, respectively. The cash and cash equivalents provided by financing and operating activities were partially offset by our investing activities, which used $292.5 million of cash and cash equivalents.

In the nine months ended March 28, 2004, operating activities provided $50.2 million of cash and cash equivalents. The primary reason for the increase in cash provided by operating activities was net income of $40.5 million adjusted for non-cash reconciling items, the most significant of which were amortization of other intangibles, in-process research and development and the depreciation and amortization of property and equipment. The remaining items most significantly impacting cash provided by operating activities were increased accounts payable and income taxes payable offset by increased inventories, increased accounts and other receivables and the payment of the litigation settlement. The cash provided by operating activities in the nine months ended March 30, 2003, was primarily from net income adjusted for non-cash reconciling items, the most significant of which were the gain on repurchase of convertible subordinated notes, deferred income taxes, depreciation and amortization of property and equipment, amortization of other intangibles, stock-based compensation, and the tax benefit from the exercise of stock options, as well as the litigation settlements accrual and changes in other working capital balances.

In the nine months ended March 28, 2004, cash used in investing activities was $292.5 million. The primary use of cash was payments for the purchase of Vixel of $294.1 million, net of cash acquired. Additional uses of cash were for purchases of investments of $280.1 million; additions to property and equipment of $42.7 million and payments for the technology assets of Trebia Networks of $2.1 million, offset by maturities of investments of $317.5 million and a decrease in restricted cash related to the construction escrow account of $9.1 million. In the nine months ended March 30, 2003 investing activities used $108.5 million of cash and cash equivalents due primarily to purchases of investments, additions to property and equipment and an increase in restricted cash related to the construction escrow account, offset by maturities of investments.

Financing activities provided $288.1 million of cash and cash equivalents in the nine months ended March 28, 2004. This increase in cash and cash equivalents was primarily due to our net proceeds from the issuance of 0.25 percent convertible subordinated notes of $505.2 million offset by the repurchase of $191.6 million in face value of 1.75 percent convertible subordinated notes at a net discount to face value, spending $185.6 million, the repurchase of 1.5 million shares of common stock for $40.5 million and net payments for short term indebtedness related to the Vixel acquisition, notes payable and capital leases of $1.3 million. Additionally, the proceeds from the issuance of common stock under stock option and employee stock purchase plans provided $10.3 million. For the nine months ended March 30, 2003, financing activities used $102.7 million of cash and cash equivalents due primarily to our repurchase of 1.75 percent convertible subordinated notes partially offset by cash and cash equivalents provided by the issuance of common stock under stock option plans and under the employee stock purchase plan.

On January 29, 2002, we completed a $345.0 million private placement of 1.75 percent convertible subordinated notes due February 1, 2007. During the three months ended September 29, 2002, we bought back at a discount to face value approximately $136.5 million in face value of our 1.75 percent convertible subordinated notes for $104.2 million. The resulting net pre-tax gain of approximately $28.7 million was recorded for the three months ended September 29, 2002.

During the nine months ended March 28, 2004, we bought back approximately $191.6 million in face value of our 1.75 percent convertible subordinated notes at a discount to face value for approximately $185.6 million. The resulting net pre-tax gain of approximately $2.7 million was recorded for the nine months ended March 28, 2004. The repurchased notes were cancelled, leaving 1.75 percent convertible subordinated notes outstanding with a face value of approximately $17.0 million that, if converted, would result in the issuance of approximately 0.3 million shares. Also, during the nine months ended March 28, 2004, we repurchased 1.5 million common shares for $40.5 million. As of March 28, 2004, we are authorized by our Board of Directors to repurchase an additional 1.5 million shares and the entire $17.0 million face amount of the outstanding 1.75 percent convertible subordinated notes.

On December 12, 2003, we completed a $450.0 million private placement of 0.25 percent convertible subordinated notes due 2023. Interest is payable in cash on June 15th and December 15th of each year beginning June 15, 2004. Under the terms of the offering, the notes will be convertible, at the option of the holder and subject to the satisfaction of certain conditions, into shares of Emulex common stock at a price of $43.20 per share. In addition, we granted the initial purchasers of the notes an option, which they exercised during the three months ended March 28, 2004, to purchase an additional $67.5 million principal amount of the notes. Holders of the notes may require us to purchase the notes for cash by giving written notice within the 20 business days prior to each of December 15, 2006, December 15, 2008, December 15, 2013, and December 15, 2018. We incurred total associated bankers’ fees of approximately $11.6 million, which were recorded as a reduction to the proceeds from the issuance of the notes and will be accreted over the three-year effective life of the notes, as well as $0.7 million of other associated debt issuance costs, which have been recorded as an asset and will also be amortized over the effective life of the notes.

We were required to enter into purchase agreements for eight key inventory components, and as of March 28, 2004, our remaining purchase obligation for the eight components was $5.7 million.

On October 9, 2003, before our acquisition of Vixel, a purported class action lawsuit was filed in King County Superior Court of the State of Washington against Vixel and each of Vixel’s directors and certain unnamed individuals (the “Vixel Parties”), entitled Russell Fink v. Vixel Corporation, et al., Case No. 03-2-37226-9SEA. The complaint made general allegations that, among other things, Vixel’s directors breached their fiduciary duties to Vixel stockholders in connection with the approval of the merger with Emulex and sought to enjoin the tender offer and have the merger agreement declared unlawful, among other forms of relief. On November 7, 2003, the Vixel Parties entered into a memorandum of understanding with the plaintiff in the class action suit pursuant to which the parties have agreed to settle the action, subject to court approval. Formal settlement documents were signed on May 5, 2004, and the plaintiff has completed discovery as agreed to by the parties. The consummation of the settlement is subject to the final court approval (as defined by law) of the settlement and dismissal of the action with prejudice. We expect to pay the settlement amount of $0.7 million during fiscal 2004.

We reached an agreement with one of our three insurers under which we received $10.0 million less $2.0 million previously paid by the insurer, resulting in a net payment to us of $8.0 million, for the defense of previous securities class action lawsuits for which we paid $39.5 million to the plaintiffs during the nine months ended March 28, 2004. The $39.5 million was previously held in escrow.

During the three months ended March 28, 2004, we exercised our option to complete the purchase of the land and building for our headquarters property and began depreciating the building. For the nine months ended March 28, 2004, we spent $35.8 million related to the land and building for our headquarters property, for a total of $43.0 million through March 28, 2004. In addition, we have a $1.0 million letter of credit in place in lieu of a rental deposit on one of our other facilities.

As part of our commitment to storage networking product development, including Fibre Channel, which includes our recent acquisition of Vixel Corporation, and IP Networking, we expect to continue our investments in property and equipment, most notably for additional engineering equipment, and continued enhancement of our global IT infrastructure.

We believe that our existing cash and cash equivalents balances, facilities and equipment leases, investments and anticipated cash flows from operating activities will be sufficient to support our working capital needs and capital expenditure requirements for at least the next 12 months.

As described above, the following summarizes our contractual obligations at March 28, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
			(in thousands)
		Less than	1–3	4-5	After 5
	Total	1 Year (2)	Years (3)	Years (4)	Years
Convertible subordinated notes and interest (1)	$539,241	$647	$3,182	$535,412	—
Leases	4,045	683	3,309	53	—
Non-cancelable purchase obligations for end Of life components	5,652	5,652	—	—	—
Litigation settlements	698	698	—	—	—
Letter of credit	1,000	1,000	—	—	—

Total	$550,636	$8,860	$6,491	$535,465	—

(1) The principal payment related to the 0.25 percent private placement of $517.5 million is shown as a payment in the period for the two fiscal years ending June 2008 above as holders of these 20-year notes may require us to purchase the notes for cash by giving us written notice as early as 20 business days prior to each of December 15, 2006, December 15, 2008, December 15, 2013, and December 15, 2018.

(2) Fiscal year ending June 27, 2004.

(3) Fiscal years ending July 3, 2005, and July 2, 2006.

(4) Fiscal years ending July 1, 2007, and June 29, 2008.

Risk Factors

A downturn in information technology spending in general or spending on computer and storage systems in particular could adversely affect our revenues and results of operations.

The demand for our Fibre Channel products, which represented approximately 100 percent of our net revenues for the nine months ended March 28, 2004, has been driven by the demand for high-performance storage networking products and solutions that support enterprise computing applications, including on-line transaction processing, data mining, data warehousing, multimedia and Internet applications. Any significant downturn in demand for such products, solutions and applications, such as the slowdown experienced beginning in early 2001 and exacerbated by the September 11, 2001 terrorist attacks and resulting political and economic uncertainty, could adversely affect our business, results of operations and financial condition. The adverse effects of any sustained downturn in information technology spending on our operating results may be exacerbated by our research and development investments, strategic investments and merger and acquisition activity, as well as customer service and support, which are expected to continue despite any such downturn.

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

We rely almost exclusively on original equipment manufacturers, or OEMs, and sales through distribution channels for our revenue. For the nine months ended March 28, 2004, we derived approximately 63 percent of our net revenues from OEMs and 37 percent from sales through distribution. Furthermore, because the majority of our sales through distribution channels consists of OEM-certified products, OEM customers effectively controlled more than 87 percent of our revenue for the nine months ended March 28, 2004. We may be unable to retain our current OEM and distributor customers or to recruit additional or replacement customers.

For the nine months ended March 28, 2004, direct sales amounted to 23 percent for IBM, 19 percent for Hewlett-Packard, and 11 percent for Info-X. Direct sales to our top five customers accounted for 69 percent of total net revenues for the nine months ended March 28, 2004. Additionally, some of our larger OEM customers purchased or marketed products indirectly through distributors, resellers or other third parties. Total net revenues, including direct sales to our OEM customers and their OEM-specific models purchased or marketed indirectly through other distribution channels, amounted to 25 percent of our total net revenues for EMC, 23 percent for IBM and 21 percent for Hewlett Packard for the nine months ended March 28, 2004. Although we have attempted to expand our base of customers including customers for embedded switching products, we believe our revenues in the future will continue to be similarly derived from a limited number of customers, especially in light of the continuing consolidation the industry has experienced. As a result, to the extent that sales to any of our significant customers do not increase in accordance with our expectations or are reduced, our business, results of operations and financial condition could be materially adversely affected.

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

On November 17, 2003, we completed our acquisition of Vixel Corporation. Achieving the benefits of the acquisition of Vixel will depend in part on our ability to integrate the technology, operations and personnel of Vixel into our company in a timely and efficient manner. Future revenue from Vixel may decline from prior periods or may not meet our expectations, and current and ongoing expenses also may exceed our expectations. In addition, Vixel may be unable to obtain design wins in accordance with past practice or our expectations, and the design wins obtained to date may not translate into revenue in the amounts and during the periods we expect. Moreover, integrating Emulex and Vixel will be a complex, time consuming and expensive process and may disrupt our business if not completed in a timely and efficient manner. The ongoing activities related to the integration of Vixel’s business with Emulex will involve a number of risks and challenges, including:

•	difficulties and expenses in combining the operations, technology and systems of the two companies;

•	difficulties and expenses in assimilating and retaining employees, including integrating teams that have not previously worked together;

•	difficulties in creating and maintaining uniform standards, controls, procedures and policies; and/or

•	different geographic locations of the principal operations of Emulex and Vixel.

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

In November 2003, we completed the acquisition of Vixel Corporation for a total purchase price of $298.4 million in cash for the outstanding common stock, preferred stock and warrants of Vixel Corporation. We also incurred acquisition-related expenses of $6.1 million in cash. In addition, we issued 2.2 million stock options with a fair value of approximately $47.5 million in exchange for the Vixel options we assumed for a total acquisition value of $352.1 million. We calculated the fair value of the 2.2 million stock options issued at the date of acquisition using the Black-Scholes option-pricing model. In accordance with generally accepted accounting principles, or GAAP, we accounted for the acquisition using the purchase method of accounting. Under the purchase method, the purchase price is allocated among identifiable assets and liabilities of Vixel based upon their fair market value, and the excess of the purchase price over the fair market value of the assets and liabilities will be allocated to goodwill. The amount allocated to identifiable intangible assets is being amortized over the estimated life of the identifiable intangible assets. Also, we are amortizing deferred stock-based compensation related to the options issued over the remaining vesting periods of each option. The amortization expenses will reduce our earnings. Additionally, $11.4 million of the purchase price has been allocated to in-process research and development acquired as part of the transaction, which was expensed during the three months ended December 28, 2003, that also reduced earnings. In accordance with Statement 141, “Business Combinations,” the allocation period, which is the period that is required to identify and measure the fair value of the assets acquired and liabilities assumed in a business combination, should not exceed one year from the date that we gained effective control of Vixel and made the initial purchase price allocation.

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

We are subject to credit risk associated with the concentration of our accounts receivable from our customers. Our days sales outstanding, or DSOs, were 42 days at March 28, 2004, and 37 days at June 29, 2003. There can be no assurance they will remain at this level or improve. If one of our current significant customers were to declare bankruptcy, if we were to lose one of our current significant customers and did not receive their payments due to us, or if one of our current significant customers were to dispute a significant amount owed to us, we could experience a material adverse effect on our business, results of operations and financial condition.

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

We have experienced losses in our history, most recently a net loss of $96.2 million in fiscal 2002, and $23.6 million in fiscal 2001. The net loss in fiscal 2002 included $156.2 million of amortization of goodwill and other intangibles related to the acquisition of Giganet, Inc. and a net excess and obsolete inventory charge of $10.1 million. The net loss in fiscal 2001 included $22.3 million of in-process research and development expenses and $52.1 million of amortization of goodwill and other intangibles related to the acquisition of Giganet. Beginning in the first quarter of fiscal 2003, when we adopted Statement 142, “Goodwill and Other Intangible Assets,” we no longer amortize goodwill and other intangibles that have indeterminate useful lives. As of March 28, 2004, we had net goodwill related to the Vixel and Giganet acquisitions in the amount of $583.5 million and other intangibles related to the Giganet and Vixel acquisitions and the purchase of the technology assets of Trebia Corporation of $129.2 million that will be reviewed at least annually for impairment. Any losses, including losses caused by impairment of goodwill, may adversely affect the perception of our business by analysts and investors, which could adversely affect our stock price. While our recent losses were not accompanied by negative cash flow from operations, to the extent that we are unable to generate positive operating profits and positive cash flow from operations, our financial condition may be materially adversely affected.

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

Historically, the electronics industry has developed higher performance ASICs that create chip level solutions that replace selected board level or box level solutions at a significantly lower average selling price. We have previously offered ASICs to certain customers for certain applications that have effectively resulted in a lower-priced solution when compared to an HBA solution. This transition may occur for our products in other applications as well. This transition may also occur from embedded switch box products to lower priced embedded switch ASIC products. The result of this transition may be an adverse effect on our revenues and profits. If this transition is more abrupt or is more widespread than anticipated, there can be no assurance that we will be able to modify our business model in a timely manner, if at all, in order to mitigate the effects of this transition on our business, results of operations and financial position. In the future, a similar adverse effect to our business could occur if there were rapid shifts in customer purchases from our midrange server and storage solutions to products for the small and medium-sized business market.

If customers elect to utilize lower-end HBAs in higher-end environments or applications, our business could be negatively affected.

We supply three families of HBAs that target separate high-end, mid-range and small and medium-sized business, or SMB, markets. Historically, the majority of our Fibre Channel revenue has come from our high-end server and storage solutions. In recent quarters, an increasing percentage of revenue has come from midrange server and storage solutions, which typically have lower average selling prices than our high-end server and storage solutions. In the future, increased revenues are expected to come from SMB server and storage solutions, which also have lower average selling prices. If customers elect to utilize lower-end HBAs in higher-end environments or applications, our business could be negatively affected.

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

During April 2003 we announced a joint development activity with Intel Corporation relating to storage processors that integrate SATA, SAS and Fibre Channel interfaces within a single architecture. Under the agreement, we will develop the protocol controller hardware, firmware and drivers. Intel will integrate its Intel® Xscale™ microarchitecture as the core technology for the new processors and will manufacture the processors on its 90-nanometer process technology. We will market the resulting Fibre Channel products and Intel will market the SATA and SAS product. This activity has risks resulting from unproven new-generation manufacturing technology, from the licensing of SATA, SAS and other technology to Intel and from increased development costs.

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

Additionally, key components that we use in our products may only be available from single sources with which we do not have contracts. We may obtain sole source components manufactured by companies such as Cypress, E20, Finisar, ICS, Intel, Lattice, Micrel, Micron, Motorola, NEC, Quicklogic, Samsung, Seiko Epson, Siliconix, Tundra Semiconductor and Vitesse. In addition, we design our own ASICs that are embedded in our products. These ASICs are also sole sourced and manufactured by third- party semiconductor foundries including IBM, Marvell and LSI Logic. In addition to hardware, we design software to provide functionality to our hardware products. The loss of one or more of our sole suppliers or third party foundries could have a material adverse effect on our business, results of operations and financial condition. In addition, an announcement made by one of our sole suppliers or third party foundries that they intend to stop producing a component in the future could cause us, based on forecasted demand that may or may not materialize, to enter into a long-term purchase commitment or make a last-time purchase that could have a material adverse effect on our business, results of operations and financial condition.

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

In March 2004, Celestica Inc., a leading EMS provider, completed their acquisition of Manufacturers’ Services Limited (MSL), one of our primary EMS providers. While we are unable to predict the effects that such acquisition will have on our relationship with MSL, it is possible that the integration of MSL with Celestica could result in disruptions that would adversely affect our ability to timely and efficiently produce and ship our products. Moreover, consolidation among EMS providers could result in decreased competition among EMS providers, which could adversely affect our ability to negotiate favorable arrangements with EMS providers. In June 2003, we selected Benchmark Electronics, Inc., or Benchmark, as an additional EMS provider and have begun shipping product from Benchmark’s facility in Guadalajara, Mexico. At this time, the majority of our customers have qualified the Benchmark facility in Mexico. Embedded switch products are obtained from an EMS facility, Suntron, in Texas. Although we do not expect these changes to our EMS providers to have a significant impact on us, if we were to experience significant delays in product qualifications, completing production runs or shipping product as a result of these changes, and we were unable to compensate for this disruption elsewhere, it could have a material adverse effect on our business, results of operations and financial condition. Moreover, because we rely upon our EMS providers to manufacture, store and ship our products, the manufacturing and sale of our products would be temporarily suspended if one or all of our EMS providers are unable or unwilling to complete production runs for us in the future, or experience any significant delays in completing production runs or shipping product. We conduct business with our EMS providers through contracts with fairly short terms (usually one year), sometimes with termination for convenience rights of the EMS upon as little as six months’ notice. If an EMS provider decides to terminate the agreement, allows the agreement to expire, or materially changes the terms of our purchases, or if our supply from an EMS provider is otherwise interrupted, we will not be able to easily replace the manufacturing capability. Securing a new EMS relationship, production ramp-up and customer qualification of new facilities can take many months or longer. An interruption in supply of our products and the cost of qualifying and shifting production to an alternative manufacturing and distribution facility could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we rely upon the financial stability of our EMS providers and their ability and willingness to continue as our EMS providers.

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

On December 15, 2003, we and QLogic tentatively agreed to settle the claims and mutually release each other from any liability associated with the claims (and the related counterclaims filed by QLogic) in exchange for payments by QLogic. In connection with the settlement, QLogic will be required to make an upfront payment and pay quarterly royalties associated with the future sales of certain products. The settlements are subject to execution of final written agreements with normal and customary terms and court approval of the dismissal of the lawsuits. On February 27, 2004, Emulex Design & Manufacturing Corporation (the new name given to Vixel) filed a complaint against QLogic in the United States District Court for the District of Delaware asserting the validity and enforceability of the December 15, 2003 settlements and seeking a declaration that the U.S. Patent No. 4,821,034 is invalid and is not infringed. On March 18, 2004, QLogic filed an answer that included denials of our assertions concerning U.S, Patent 4,821,034 and a denial that a valid and enforceable settlement had been reached.

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

For the nine months ended March 28, 2004, sales in the United States accounted for 56 percent of our total net revenues, sales in Europe accounted for 34 percent of our total net revenues, and sales in the Pacific Rim countries accounted for 10 percent of our total net revenues. We expect that sales in the United States and Europe will continue to account for the substantial majority of our net revenues for the foreseeable future. All of our sales are currently denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. Additionally, a significant portion of our products is produced at a manufacturing subcontractor’s production facility in Valencia, Spain and in the future products will be produced in Guadalajara, Mexico. As a result, we are subject to the risks inherent in international operations. Our international business activities could be affected, limited or disrupted by a variety of factors, including:

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

In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. In this regard, we and certain of our officers and directors were named as defendants in a number of securities class action lawsuits filed in the United States District Court, Central District of California. The plaintiffs in the actions represent purchasers of our common stock during various periods ranging from January 18, 2001, through February 9, 2001. The complaints allege that we and certain of our officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints generally seek compensatory damages, costs and attorney’s fees in an unspecified amount. In addition, we have received inquiries about events giving rise to the lawsuits from the SEC and the Nasdaq Stock Market. On April 22, 2003, we entered into two Memoranda of Understanding agreeing to terms of settlement for both the class action and derivative litigation. The settlement was approved and $39.5 million held in escrow was paid to the plaintiffs. We are currently seeking to recover a portion of this amount from our insurance carriers and have recorded a receivable for the amount we estimate will be recovered. For a more detailed description, see the next Risk Factor listed below. The final amount collected for our receivable from our insurance carriers related to the settlements of securities class action and derivative lawsuits may be materially different from the receivable amount. If we were to be the subject of similar litigation in the future it could have a material adverse effect on our results of operations and financial condition.

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

On October 9, 2003, before our acquisition of Vixel, a purported class action lawsuit was filed in King County Superior Court of the State of Washington against Vixel and each of Vixel’s directors and certain unnamed individuals (the “Vixel Parties”), entitled Russell Fink v. Vixel Corporation, et al., Case No. 03-2-37226-9SEA. The complaint made general allegations that, among other things, Vixel’s directors breached their fiduciary duties to Vixel stockholders in connection with the approval of the merger with Emulex and sought to enjoin the tender offer and have the merger agreement declared unlawful, among other forms of relief. On November 7, 2003, the Vixel Parties entered into a memorandum of understanding for a $0.7 million settlement with the plaintiff in the class action suit pursuant to which the parties have agreed to settle the action, subject to court approval formal settlement documents were signed on May 5, 2004 and the plaintiff has completed discovery as agreed to by the parties. The consummation of the settlement is subject to final court approval (as defined by law) of the settlement and dismissal of the action with prejudice. This lawsuit is pending, and presents risks inherent in litigation including continuing expenses, risks of loss, additional claims and attorney fee liability.

The final amount collected for our receivable from our insurance carriers related to the tentative settlements of securities class action and derivative lawsuits may be materially different from the receivable amount.

As of March 30, 2003, we had recorded a $13.1 million receivable from our insurance carriers relating to the tentative $39.5 million settlement of securities class action and derivative lawsuits relating to Emulex specifically. We had directors and officers insurance with a primary limit of $10 million and a possible $10 million reinstatement for the period of February 2000 through February 2002; and excess insurance of $10 million for the period of February 2000 through February 2001; and excess insurance of $20 million for the period of February 2001 through February 2002. Our insurance carriers have refused to pay the amount we believe they are obligated to pay, asserting various defenses including coverage exclusions and late notice. Our actual insurance recovery may be materially different from the receivable amount we had recorded for various reasons, including the strength of the defenses asserted by our insurance carriers. If one or all of our insurance carriers were unable or refused to make some or all of the payments due to us, or if an arbitrator or court determines that the recovery should be an amount other than the receivable amount, or if ultimately the amount received by us is more or less than the receivable amount, we would be required to record a corresponding gain or loss. We reached an agreement with one of our insurers under which we received $10.0 million less $2.0 million previously paid by the insurer for the defense of the securities class action lawsuits, resulting in a net payment to us of $8.0 million during the three months ended March 28, 2004.

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

In January 2002, we completed a $345.0 million private placement of 1.75 percent convertible subordinated notes, which are due February 1, 2007. Subsequently, we repurchased and cancelled at a discount to face value approximately an aggregate of $328.0 million in face value of such notes, leaving approximately $17.0 million still outstanding as of March 28, 2004.

On December 12, 2003, we completed a $450.0 million private placement of 0.25 percent convertible subordinated notes due 2023. Interest is payable in cash on June 15th and December 15th of each year beginning June 15, 2004. Under the terms of the offering, the notes will be convertible, at the option of the holder and subject to the satisfaction of certain conditions, into shares of Emulex common stock at a price of $43.20 per share. In addition, we granted the initial purchasers of the notes an option, which they exercised in the three months ended March 28, 2004, to purchase an additional $67.5 million principal amount of the notes. Holders of the notes may require the Company to purchase the notes for cash by giving written notice within the 20 business days prior to each of December 15, 2006, December 15, 2008, December 15, 2013, and December 15, 2018. We incurred total associated bankers’ fees of $11.6 million, which were recorded as a reduction to the proceeds from the issuance of the notes and will be accreted over the three-year effective life of the notes, as well as approximately $0.7 million of other associated acquisition costs, which have been recorded as an asset and will also be amortized over the effective life of the notes.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

At March 28, 2004, our investment portfolio consisted primarily of fixed income securities, excluding those classified as cash, cash equivalents and restricted cash, of $446.5 million. We have the positive intent and ability to hold these securities to maturity. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10 percent from the levels existing as of March 28, 2004, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows. However, if interest rates decreased and securities within our portfolio matured and were re-invested in securities with lower interest rates, interest income would decrease in the future. Our 0.25 percent convertible subordinated notes are due in 2023 but the holders of the notes may require us to purchase the notes for cash as early as 2006 under certain circumstances (see Part II, Item 2 Changes in Securities and Use of Proceeds for more information) and our 1.75 percent convertible subordinated notes are due February 1, 2007.

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

On December 15, 2003, we and QLogic tentatively agreed to settle the claims and mutually release each other from any liability associated with the claims (and the related counterclaims filed by QLogic) in exchange for payments by QLogic. In connection with the settlement, QLogic will be required to make an upfront payment and pay quarterly royalties associated with the future sales of certain products. The settlements are subject to execution of final written agreements with normal and customary terms and court approval of the dismissal of the lawsuits. On February 27, 2004, Emulex Design and Manufacturing Corporation (the new name given to Vixel) filed a complaint against QLogic in the united States District Court for the District of Delaware asserting the validity and enforceability of the December 15, 2003 settlements, and seeking a declaration that the U.S. Patent No. 4,821,034 is invalid and is not infringed. On March 18, 2004, QLogic filed an answer that included denials of our assertions concerning U.S. Patent 4,821,034 and denial that a valid and enforceable settlement had been reached.

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

On October 9, 2003, before our acquisition of Vixel, a purported class action lawsuit was filed in King County Superior Court of the State of Washington against Vixel and each of Vixel’s directors and certain unnamed individuals (the “Vixel Parties”), entitled Russell Fink v. Vixel Corporation, et al., Case No. 03-2-37226-9SEA. The complaint made general allegations that, among other things, Vixel’s directors breached their fiduciary duties to Vixel stockholders in connection with the approval of the merger with Emulex and sought to enjoin the tender offer and have the merger agreement declared unlawful, among other forms of relief. On November 7, 2003, the Vixel Parties entered into a memorandum of understanding for a $0.7 million settlement with the plaintiff in the class action suit pursuant to which the parties have agreed to settle the action, subject to court approval. Formal settlement documents were signed on May 5, 2004 and the plaintiff has completed discovery as agreed to by the parties. The consummation of the settlement is subject to the final court approval (as defined by law), of the settlement and dismissal of the action with prejudice.

Beginning on or about February 20, 2001, we and certain of our officers and directors were named as defendants in a number of securities class action lawsuits filed in the United States District Court, Central District of California. The

plaintiffs in the actions represent purchasers of our common stock during various periods ranging from January 18, 2001, through February 9, 2001. The complaints alleged that we and certain of our officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints generally seek compensatory damages, costs and attorney’s fees in an unspecified amount. In addition, we have received inquiries about events giving rise to the lawsuits from the SEC and the Nasdaq Stock Market. On April 22, 2003, we entered into two Memoranda of Understanding agreeing to terms of settlement for both the class action and derivative litigation. The settlement was approved and $39.5 million held in escrow was paid to the plaintiffs. We are currently seeking to recover a portion of this amount from our insurance carriers and have recorded a receivable for the amount we estimate will be recovered. The final amount collected for our receivable from our insurance carriers related to the settlements of securities class action and derivative lawsuits may be materially different from the receivable amount. We reached an agreement with one of our insurers, under which we received $10.0 million less $2.0 million previously paid by the insurer for the defense of the securities class action lawsuits, resulting in a net payment to us of $8.0 million during the three months ended March 28, 2004.

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

Item 2. Changes in Securities and Use of Proceeds

On December 12, 2003, we sold $450 million in aggregate principal amount of 0.25% Convertible Subordinated Notes due 2023 to Credit Suisse First Boston LLC and Deutsche Bank Securities, as initial purchasers. On January 15, 2004, we sold an additional $67.5 million of such notes to the initial purchasers upon exercise in full of their option to purchase up additional notes. The issuance and sale of the notes and the subsequent offering and resale of the notes by the initial purchaser were exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such act and Rule 144A promulgated thereunder.

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

We have filed with the Securities and Exchange Commission a registration statement registering the notes and the shares underlying the notes are obligated to have that registration statement declared effective within 180 days after December 12, 2003.

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

In connection with our sale of the notes, we repurchased an aggregate of 1.5 million shares of common stock at an average price of $27.00 per share during the three months ended December 28, 2003. In addition, we repurchased an aggregate of $97.7 million of our previously outstanding 1.75 percent convertible notes due 2007 at an aggregate purchase price of $98.2 million for the nine months ended March 28, 2004. For the three months ended March 28, 2004, we repurchased an aggregate of $12.3 million of our previously outstanding 1.75 percent convertible notes due

2007 at an aggregate purchase price of $12.4 million. As noted in the following table, we did not repurchase any equity securities during the three months ended March 28, 2004.

ISSUER PURCHASES OF EQUITY SECURITIES

Maximum Number (or
			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value) of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs
December 29, 2003 through January 25, 2004	—	—	—	1.5 million
January 26, 2004 through February 22, 2004	—	—	—	1.5 million
February 23, 2004 through March 28, 2004	—	—	—	1.5 million
Total	—	—	—	1.5 million

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for 1997).

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit 3.3	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.3 to the Company’s quarterly report on form 10-Q for the quarterly period ended September 29, 2002).

Exhibit 3.4	Amendment to Bylaws of the Company adopted by the Board of Directors on March 2, 2001 (incorporated by reference to Exhibit 3.4 to the Company’s 2002 Annual Report on Form 10-K).

Exhibit 3.5	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.1	Rights Agreement, dated January 19, 1989, as amended (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.2	Certificate regarding extension of Final Expiration Date of Rights Agreement dated January 18, 1999 (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-3, filed on May 17, 1999).

Exhibit 4.3	Form of 1.75% Convertible Subordinated Note due February 1, 2007 (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3, amended on June 28, 2002).

Exhibit 4.4	Indenture between the Company, as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated January 29, 2002, related to the Company’s 1.75% Convertible Subordinated Notes due February 1, 2007 (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-3, amended on June 28, 2002).

Exhibit 4.5	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation dated January 29, 2002, related to the Company’s 1.75% Convertible Subordinated Notes due February 1, 2007 (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-3, amended on June 28, 2002).

Exhibit 4.6	Form of 0.25% Convertible Subordinated Note due 2023 (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

Exhibit 4.7	Indenture between the Company, as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated December 12, 2003, related to the Company’s 0.25% Convertible Subordinated Notes due 2023 (incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

Exhibit 4.8	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation dated December 12, 2003, related to the Company’s 0.25% Convertible Subordinated Notes due 2023 (incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

Exhibit 10.1	Giganet, Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed March 2, 2001).

Exhibit 10.2	Emulex Corporation Employee Stock Option Plan, as amended (incorporated by reference to Appendix B to the 2002 Proxy Statement filed on October 21, 2002).

Exhibit 10.3	Emulex Corporation 1997 Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Appendix C to the Company’s 2002 Proxy Statement filed on October 21, 2002).

Exhibit 10.4	Emulex Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix D to the Company’s 2002 proxy statement filed on October 21, 2002).

Exhibit 10.5	Vixel Corporation Amended and Restated 1995 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, dated November 21, 2003).

Exhibit 10.6	Vixel Corporation 1999 Equity Incentive Plan (as amended) (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8, dated November 21, 2003).

Exhibit 10.7	Vixel Corporation 2000 Non-Officer Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8, dated November 21, 2003).

Exhibit 10.27	Lease Agreement between Vixel Corporation and Sun Life Assurance Company of Canada (U.S.) dated December 6, 1996, as amended January 22, 1997, and November 28, 2001 (incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

Exhibit 10.28	Sublease Agreement between Vixel Corporation and Inter-Tel Technologies, Inc., dated October 7, 2002 (incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

Exhibit 10.29	Purchase and Sale Agreement and Joint Escrow Instructions dated January 27, 2004, by and between C.J. Segerstrom & Sons, a California General Partnership, as seller, and the Company, as buyer.

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

1.	The Registrant filed Form 8-K on January 12, 2004, announcing that the initial purchasers of its $450.0 million aggregate principal amount of its 0.25 percent convertible subordinated notes due 2023 completed on December 12, 2003, had agreed to extend the option period for the initial purchasers to purchase an additional $67.5 million of the notes from 30 days to 45 days.

2.	The Registrant filed Form 8-K on January 27, 2004, containing a press release announcing the Registrant’s financial results for the three months ended December 28, 2003.

3.	The Registrant filed Form 8-K on December 8, 2003, as amended on Form 8-K/A on January 27, 2004, with respect to the acquisition of Vixel Corporation reported under Item 2 – Acquisition or Disposition or Assets.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2004

EMULEX CORPORATION
By:	/s/ Paul F. Folino
Paul F. Folino
Chairman of the Board and Chief Executive Officer

By:	/s/ Michael J. Rockenbach
Michael J. Rockenbach
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for 1997).

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit 3.3	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.3 to the Company’s quarterly report on form 10-Q for the quarterly period ended September 29, 2002).

Exhibit 3.4	Amendment to Bylaws of the Company adopted by the Board of Directors on March 2, 2001 (incorporated by reference to Exhibit 3.4 to the Company’s 2002 Annual Report on Form 10-K).

Exhibit 3.5	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.1	Rights Agreement, dated January 19, 1989, as amended (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.2	Certificate regarding extension of Final Expiration Date of Rights Agreement dated January 18, 1999 (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-3, filed on May 17, 1999).

Exhibit 4.3	Form of 1.75% Convertible Subordinated Note due February 1, 2007 (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3, amended on June 28, 2002).

Exhibit 4.4	Indenture between the Company, as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated January 29, 2002, related to the Company’s 1.75% Convertible Subordinated Notes due February 1, 2007 (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-3, amended on June 28, 2002).

Exhibit 4.5	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation dated January 29, 2002, related to the Company’s 1.75% Convertible Subordinated Notes due February 1, 2007 (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-3, amended on June 28, 2002).

Exhibit 4.6	Form of 0.25% Convertible Subordinated Note due 2023 (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

Exhibit 4.7	Indenture between the Company, as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated December 12, 2003, related to the Company’s 0.25% Convertible Subordinated Notes due 2023 (incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

Exhibit 4.8	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation dated December 12, 2003, related to the Company’s 0.25% Convertible Subordinated Notes due 2023 (incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

Exhibit 10.1	Giganet, Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed March 2, 2001).

Exhibit 10.2	Emulex Corporation Employee Stock Option Plan, as amended (incorporated by reference to Appendix B to the 2002 Proxy Statement filed on October 21, 2002).

Exhibit 10.3	Emulex Corporation 1997 Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Appendix C to the Company’s 2002 Proxy Statement filed on October 21, 2002).

Exhibit 10.4	Emulex Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix D to the Company’s 2002 proxy statement filed on October 21, 2002).

Exhibit 10.5	Vixel Corporation Amended and Restated 1995 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, dated November 21, 2003).

Exhibit 10.6	Vixel Corporation 1999 Equity Incentive Plan (as amended) (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8, dated November 21, 2003).

Exhibit 10.7	Vixel Corporation 2000 Non-Officer Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8, dated November 21, 2003).

Exhibit 10.27	Lease Agreement between Vixel Corporation and Sun Life Assurance Company of Canada (U.S.) dated December 6, 1996, as amended January 22, 1997, and November 28, 2001 (incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

Exhibit 10.28	Sublease Agreement between Vixel Corporation and Inter-Tel Technologies, Inc., dated October 7, 2002 (incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

Exhibit 10.29	Purchase and Sale Agreement and Joint Escrow Instructions dated January 27, 2004, by and between C.J. Segerstrom & Sons, a California General Partnership, as seller, and the Company, as buyer.

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.