Form 10-K
period 2004-06-27
EMULEX CORP /DE/
filed 2004-09-10
CIK 350917

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 27, 2004

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
_________________________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing price of the New York Stock Exchange on December 26, 2003, which was the last trading day of the second quarter of fiscal 2004, of $26.68, was $2,177,952,752.16.

As of September 3, 2004, the registrant had 82,586,224 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive proxy statement for the 2004 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 27, 2004.

PART I

All references to years refer to our fiscal years ended June 27, 2004, June 29, 2003, and June 30, 2002, as applicable, unless the calendar year is specified. References to dollar amounts are in thousands, except share and per-share data, unless otherwise specified. References contained in this Annual Report to “Emulex,” the “Company,” the “Registrant,” “we,” “our” and “us,” refer to Emulex Corporation and its subsidiaries.

Item I. Business.

Introduction and Company History

Emulex Corporation is the world leader in Fibre Channel host bus adapters, or HBAs, and delivers a broad range of intelligent building blocks, including embedded storage switches and Input/Output, or I/0, controllers for next generation storage networking systems. HBAs are the data communication products that enable servers to connect to storage networks by offloading communication-processing tasks as information is delivered and sent to the storage network. Embedded storage switches and I/0 controllers are deployed inside storage arrays, tape libraries and other storage appliances, delivering improved performance and reliability and storage connectivity. Emulex’s architecture offers customers a stable applications program interface, or API, that has been preserved across multiple generations of storage networking solutions and to which many of the world’s leading OEMs have customized software for mission-critical server and storage system applications.

Emulex Corporation’s corporate headquarters are located at 3333 Susan Street, Costa Mesa, California 92626, and our telephone number is (714) 662-5600. Our Internet address is www.emulex.com. Our periodic and current reports filed with or furnished to the Securities and Exchange Commission pursuant to the requirements of the Securities and Exchange Act of 1934 are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

Emulex was organized as a California corporation in 1979. Emulex’s initial public offering was in 1981. In 1987, Emulex changed its state of incorporation from California to Delaware by the formation of a Delaware corporation, which acquired all of the stock of the California corporation. The California corporation continues to operate as a wholly owned subsidiary of a subsidiary of the Delaware corporation. In 1983 and 1999 Emulex completed secondary offerings of our common stock. In 2002 and 2004, Emulex completed private placements of convertible subordinated notes. See note 9 of the Consolidated Financial Statements for a more complete discussion of the convertible subordinated notes.

Substantially all of our revenues during 2004 were comprised of products based on Fibre Channel technology. Our Fibre Channel development efforts began in 1992 and we shipped our first Fibre Channel product in volume in 1996. According to IDC and Gartner Dataquest, in calendar 2003 we were the world’s largest provider of Fibre Channel host bus adapters, in terms of revenue and units shipped. Many of the world’s leading server and storage providers rely on Emulex HBAs, embedded storage switching and I/O controller products to build reliable, scalable and high performance storage solutions. The Emulex award winning product families, including our LightPulse™ HBAs and InSpeed™ embedded storage switching products, are based on internally developed ASIC, firmware and software technologies, and offer customers high performance, scalability, flexibility and reduced total cost of ownership. Emulex’s products have been selected by many of the world’s leading server and storage providers, including Dell, EMC, Fujitsu Ltd., Fujitsu-Siemens, Groupe Bull, Hewlett-Packard, Hitachi Data Systems, IBM, NEC, Network Appliance, Quantum Corp., StorageTek, Sun Microsystems, Unisys and Xyratex. In addition, we include industry leaders Brocade, Computer Associates, Intel, McDATA, Microsoft and VERITAS among our strategic partners. We market to OEMs and end users through our own worldwide selling organization as well as our two tier distribution partners, including ACAL, Avnet, Bell Microproducts, Info-X, Netmarks, Tech Data, Tidalwire and Tokyo Electron.

Industry Background

In recent years, due to the deployment of data-intensive applications such as online transaction processing, data mining, data warehousing, multimedia and Internet applications, the volume of stored electronic data in enterprises has expanded and both the capacity and number of storage devices in business enterprises have increased. Furthermore, with the reliance on mission-critical applications such as e-commerce and distributed enterprise software applications, the real-time availability of electronic data is important to the daily operations of enterprises. As a result, enterprises face requirements for data storage solutions that enable improved access to, and management of, shared data, including solutions that offer increased connectivity capabilities, higher performance and greater reliability.

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

Today, I/O communications are migrating to the same networked architecture. Legacy I/O architectures are server-centric, utilizing a point-to-multipoint architecture, which requires that each storage subsystem in the corporate enterprise be attached to a single server through which all requested data must pass. With this traditional server-centric storage architecture, also known as Direct Attached Storage, or DAS, dedicated storage is attached to each server using I/O technologies such as Small Computer Systems Interface, or SCSI. Remote storage systems are accessed through LAN-attached file servers. Because data requests must traverse the LAN and pass through the file server associated with the specific storage device, the DAS model results in “islands of storage” behind each server. This circuitous method of accessing data degrades network performance, increases latency, or delays, for network users, drains server processing power and is difficult to scale, particularly from a storage management perspective.

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

More recently, NAS appliances have gained acceptance in the storage marketplace. In most cases, data is stored in block format in storage devices, but must be converted to files before being used by operating systems and applications. While SANs deliver block data to servers, NAS appliances internally convert block data to files before delivering these files over a LAN to servers or PCs. Although this configuration requires stored data to move first to the NAS server before moving on to its ultimate destination, the NAS architecture offers an easily deployable and scalable storage solution. In high-end environments characterized by NAS file delivery to servers, a SAN may be deployed behind a NAS, making NAS and SAN solutions complementary. Furthermore, next-generation appliances that can deliver both block and file data are beginning to emerge, further blurring the distinction between NAS and SAN solutions. The majority of SAN and NAS solutions installed today are delivered to end users via integrated systems solutions offered by storage and computer system OEMs.

Fibre Channel

In order to implement storage area networks, a new I/O networking technology capable of interconnecting multiple host servers and storage devices was required. Fibre Channel, an American National Standards Institute, or ANSI, standard communications technology, was introduced in 1994 to address traditional I/O limitations and emerged as the first storage networking technology to be widely adopted by the world’s leading server and storage systems manufacturers. Fibre Channel, now available in one and two gigabit per second solutions (with four gigabit per second expected in the near future), offers the connectivity, distance and access benefits of networking architectures combined with the high performance and low latency needed for I/O applications. Fibre Channel’s advanced capabilities enabled new architectures such as SANs that rely upon Fibre Channel’s ability to connect multiple host computers to multiple storage systems, or storage arrays. Additionally, in order to enable longer distance or higher performance connectivity than what could be provided by SCSI, Fibre Channel has also been deployed in traditional DAS applications such as RAID storage. In such implementations, RAID storage provides for fault-tolerant direct-attached storage through the duplication of data over multiple interconnected disk drives. As a result, Fibre Channel solutions are implemented in both legacy DAS and emerging networked storage environments.

iSCSI

Although Gartner Dataquest expects that Fibre Channel will remain the dominant storage networking interconnect through the 2007 time frame, a new storage networking standard known as iSCSI has emerged that delivers the SCSI storage protocol over the familiar IP, or Internet Protocol, and Ethernet transports commonly deployed in LANs and WANs. The range of iSCSI connectivity solutions spans simple Network Interface Cards, or NICs, that are commonly used for Ethernet LAN applications, up to high performance iSCSI HBAs that offer full protocol processing offload from the host computer. While this technology is expected to remain in the early stages of deployment for the next several years, iSCSI is starting to be utilized in smaller organizations or low performance applications.

Disk Interface Technologies and the Transition to Serial Storage I/O

Traditionally, the hard disk drive industry has primarily utilized parallel I/O interconnects such as SCSI and ATA for the drive I/O interface. Parallel I/O technologies utilize multiple wires, as they require separate channels for control information and actual data, whereas serial I/O technologies, such as Fibre Channel, utilize a single wire over which all control and user data passes. Because of the reduced complexity and higher reliability of serial interfaces, the disk drive industry has begun a transition from parallel to serial I/O. According to Gartner Dataquest, as legacy parallel technologies such as SCSI fade, disk drives utilizing serial I/O are projected to quickly grow from just 13 percent of the multi-user disk storage market in 2002 to a 98 percent share by 2007. The chief serial I/O technologies expected to dominate hard disk drive shipments in the future are Fibre Channel; Serial ATA, or SATA; and Serial Attached SCSI, or SAS, while legacy parallel technologies such as SCSI and ATA are expected to play a diminishing role.

At the same time, enterprise storage arrays are becoming larger, embedding more hard disk drives behind the storage controller where the array’s storage intelligence resides. As the number of drives inside each array has grown, connectivity requirements to the storage controller have expanded, in turn creating performance bottlenecks. This has pressured traditional shared bus architectures, which are typically served by Port Bypass Circuits, or PBCs, which enterprise storage array vendors have historically used to interconnect hard disk drives. In addition, this legacy architecture, which requires that a read request hop from one drive to the next rather than traveling directly to the destination drive, has resulted in reliability, availability and serviceability, or RAS, challenges due to the difficulty of isolating a faulty drive. Similar challenges are emerging in other storage appliances as well, including NAS appliances and tape libraries. Consequently, embedded switched storage architectures have emerged to address those performance and RAS challenges.

Embedded Fibre Channel Solutions

In recent years, most enterprise storage arrays began to transition from parallel SCSI to serial I/O-based internal architectures, led by Fibre Channel implementations. This has created a requirement for embedded Fibre Channel solutions that are incorporated by storage OEMs inside of storage arrays and appliances.

The storage systems, or arrays, that are deployed in external multi-user storage applications such as SANs typically require multiple embedded I/O controllers, or IOCs, both to provide an external storage I/O interface to servers and to internally connect the disks inside the storage array to a storage controller that provides the array’s intelligence. In the past, many enterprise storage arrays utilized legacy SCSI disks and I/O protocol chips internally, but connected externally to the SAN via an embedded Fibre Channel IOC. With the transition to Fibre Channel disk drives in enterprise storage arrays, Fibre Channel IOCs are now being utilized by storage OEMs for both embedded applications.

With the growing number of hard disk drives embedded in each storage array, embedded Fibre Channel storage switches have emerged to address performance and RAS challenges. The disk drives that store the data in an array are typically arranged in shelves populated by multiple drives. By installing an embedded switch on a chip, or SOC, on the drive shelf, a read request is able to travel directly to the destination drive without touching the other drives on the shelf. This switched architecture, also known as a switched bunch of disks, or SBOD, architecture, delivers higher performance and a more reliable solution for storage arrays. Compared to legacy shared bus architectures where read requests must hop from one drive to the next, the SBOD delivers a direct connection to each drive, improving performance, and offering the ability to identify and isolate faulty drives.

In order to deliver larger storage arrays, OEMs are also seeking to connect multiple drive shelves to the storage array controller. This has resulted in similar architectural challenges, generating a requirement for another layer of switching in array architectures known as a root switch. The root switch, typically a box-level subsystem, is embedded in the array to provide a direct connection to all the drive shelves from the RAID controller. This switch improves performance, enabling the array to scale capacity without sustaining performance degradation typical of loop based architectures. In addition, root switches provide the ability to identify and isolate faulty drive shelves, enabling OEM service technicians to quickly pull faulty array components and add additional storage shelves on customer premises, cutting service time and providing for improved system uptime and reduced service costs.

Our Products

We are a leading designer, developer and supplier of Fibre Channel host bus adapters, embedded storage switches, I/O ASICs, SOC ASICs and embedded firmware and software products that enhance access to, and storage of, electronic data and applications. According to Dell’Oro Group, IDC and Gartner Dataquest, in calendar 2003 we were the world’s largest provider of Fibre Channel HBAs, in terms of revenue and units shipped. In fiscal 2004, after our acquisition of Vixel, we entered the market for embedded storage switches. We are also a supplier of Fibre Channel hubs, traditional networking products and cLAN adapters, which entered end-of-life status in previous years.

Fibre Channel HBAs

Our HBAs constitute key components for comprehensive Fibre Channel SANs that typically include host adapters, ASICs, firmware, software and switches. We time our Fibre Channel introductions to address the growing demands of enterprise customers, as well as the evolving speed and capacity capabilities of complementary products.

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

Fibre Channel HBAs connect host computers to a Fibre Channel network. Our adapters support a wide range of operating systems and host computer system interfaces, including both PCI-based and PCI Express-based Intel platforms and SBus-based Sun Microsystems platforms. Our Fibre Channel host bus adapter line, which has evolved from the LP6000 to the LP10000 in the high end, also encompasses adapters such as the LP850, LP952, LP982, LP1050, which are targeted at midrange, open system environments, and our entry level LP101 adapter, which targets small to medium sized business users, or the SMB market, and remote enterprise offices,. Our high-end HBAs target enterprise systems that require customized software or special features, while our midrange HBAs offer highly featured solutions for standard operating environments, and our entry level HBAs offer simplified features at low cost. All of our adapter products share the same core ASIC architecture and embedded software and firmware.

Our high-end adapters have always been designed to support a broad implementation of the Fibre Channel specification, encompassing multiple classes of service and all topologies, including full fabric support. Our high end family of adapters support SBus, PCI, PCI-X and PCI Express system interfaces operating at up to 133MHz, single and dual-channel form factors, the Compact PCI form factor, the Low Profile form factor and auto-negotiated one and two gigabit per second transmission speeds. In addition, our enterprise applications strategy has led us to offer a variety of other features in our high-end adapters, including additional context cache to enable high-speed throughput in complex fabric installations, and support for the FICON protocol, a standard for IBM mainframe storage over Fibre Channel SANs. Our high-end HBAs also provide the widest range of physical interface options available, including copper, short-wave optical and long-wave optical, as well as added buffer memory to enable connectivity distances up to 100 kilometers. A broad range of operating systems, including AIX, HP-UX, Linux, Netware, Solaris and Windows, are supported as well. Our service level interface, or SLI, which is included with our high-end adapters, is an API that allows our OEM customers to develop highly differentiated products, while maintaining complete software compatibility across product generations, enabling customers to leverage software investments.

Our mid-range adapters support a standard open systems environment based on Windows, Linux or NetWare, and are available in single and dual-channel form factors. These open systems host adapters include our LP952, LP982, LP1050 and LP1050DC. Based on the same ASIC architecture as our high-end adapters, our mid range adapters provide similar throughput, and I/Os per second and many of the same features as our high-end enterprise adapters but offer a cost-

optimized, standardized solution for the open systems market. We offer our midrange adapters with fully certified drivers for Windows, Linux and NetWare, as well as basic input/output system, or BIOS, and configuration utilities.

Our entry-level adapters were introduced in fiscal 2004 to deliver affordable Fibre Channel SAN connectivity for the entry-level servers installed by SMB users. To ensure simplified installation, configuration and management, the Emulex LP101 HBA also offers an “AutoPilot” suite with an intuitive, graphical user interface created specifically for SMB end users. The LP101 leverages Emulex’s widely used drivers for Windows Server 2003, Windows 2000, Linux, and Netware.

Fibre Channel IOCs

Emulex HBAs are based upon our internally-developed Fibre Channel I/O ASICs, or IOCs. These IOCs can be utilized not only in HBAs, but in embedded I/O environments as well, such as storage arrays and storage appliances. In addition, these ASICs may also be embedded on computer motherboards where requirements for Fibre Channel connectivity are well defined, including bladed configurations such as blade servers.

While our embedded IOC revenue remains relatively small, growing IOC-unit volumes deliver incremental economies of scale for our HBA business.

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

Fibre Channel Storage Switches

The continued demands for increased storage array capacity and system scalability and the resulting performance and reliability deterioration resulting from such demand have emerged as significant issues facing the storage industry. With the acquisition of Vixel in November 2003, we added InSpeed Embedded Storage Switch products to our product line, which are designed to cost effectively address these issues.

In traditional storage arrays, a shared-bus architecture is used to connect the storage controller to the drawers containing the storage disk drives and to connect each of the storage disk drives within the shelves. This shared bus architecture requires the stored data to pass through several hops between shelves and between disks before being delivered to the user. Several performance and reliability issues within storage arrays are created by a loop architecture, including the difficulty of isolating errors as well as limitations regarding the speed at which it operates and the amount of storage capacity that can be connected to a single storage controller.

To help storage system manufacturers address the issues related to shared bus architectures, we have developed a highly integrated switch-on-a-chip, or SOC, that incorporates our InSpeed technology. InSpeed is an advanced switching architecture that results in a single chip capable of handling multiple Fibre Channel devices operating at one, two or four gigabit per second, or Gbps, speed. The SOC can be sold in chip form or integrated into full Fibre Channel switch boxes and modules, or blades, for embedding by OEMs in their storage solutions. Our InSpeed Embedded Storage Switch Family is available in SOC, blade and box physical formats.

InSpeed embedded storage switch products replace today’s shared bus architectures with a switched architecture. InSpeed products provide new diagnostic capabilities and eliminate single point of failure designs that are typically found in the back-end of storage arrays. These embedded products can be used in two ways inside a storage array. One way is to use an embedded switch box or blade as a root switch. A root switch provides direct access from the storage controller to each shelf in the storage array. The second way is to use a chip or blade to provide a direct path to each storage disk in a shelf. We refer to this as an SBOD™, or switched bunch of disks. Combining both a root switch and an SBOD within a storage array results in a complete switched architecture that increases the storage system’s reliability, accessibility, scalability and serviceability.

Our latest generation SOCs incorporate a number of new features such as trunking, fairness and interswitch communications to further enhance back-end switching capabilities, as well as enhanced management capabilities including port diagnostics and device performance and health monitoring.

SAN Interconnect Solutions and Products

Our traditional SAN switches, addressed by our 9000 series of Fibre Channel Fabric Switches, were focused primarily on the rich media segments of the overall SAN market. The rich media market, which includes film and video editing, broadcast, and medical imaging applications, requires large amounts of data to be accessed simultaneously by numerous users. Our Fibre Channel fabric switches provide the bandwidth and speed to meet the needs of these environments.

The entry-level SAN market requires simple to use networks and low prices. Our new InSpeed-based SAN Storage switches can be used for high-speed connections between multiple computers and storage devices to create efficient, easy to use, cost effective SAN solutions. These entry-level SANs are ideal for small to mid-size companies or departments within a large enterprise. For these solutions, the single chip design and features of our InSpeed-based SAN products do away with the complex and unnecessary features found in fabric switches designed for large enterprise environments.

Other Products

Our Fibre Channel hubs provide centralized wiring connection, improved network reliability and a monitoring point in Fibre Channel arbitrated loop environments. In 1996, we became the first company to provide Fibre Channel hubs to the market when we introduced our hub product line. In December 1998, we introduced a line of digital Fibre Channel hubs that complemented our earlier line of analog Fibre Channel hubs. With the growing popularity of Fibre Channel switches, in 2002 we focused our Fibre channel efforts in the HBA sector.

As part of the VI product family acquired with the Giganet operation, Emulex offered the cLAN family of VI-enabled adapters and switches. Our GN9000/VI HBA is a VI-enabled intelligent Ethernet adapter. Our GN9000/SI adapter is a one gigabit per second prototype iSCSI HBA that became available in limited quantities for OEM evaluation during 2002. These products entered end-of-life status in previous years.

Our traditional networking products included printer servers and network access products. We supplied both external and embedded printer servers, which provide LAN connectivity for printers. Our network access products were comprised of a variety of products that provided connectivity between computing resources across both LANs and WANs. These networking products contain a set of core technologies that includes drivers supporting a broad array of operating systems and network interface technologies that span many LAN and WAN specifications. We have eliminated resources dedicated to these traditional networking products, and during 2000 we issued last time buy notifications to customers for our traditional networking products.

Our Fibre channel Hubs, VI and iSCSI products and our traditional networking products contributed immaterial revenue during fiscal 2004.

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

All of our software products, which are embedded within or provided for use with our hardware products, are marked with copyright notices listing our company as the copyright owner. We have been granted a number of registrations of trademarks in the U.S. and abroad. We also have a number of pending trademark registrations in the U.S. and abroad. We maintain an active practice of marking our products with trademark notices. We have an active program of renewing trademarks so that the duration of trademark protection is maintained for as long as needed. Additionally, we rely on trade secret law and contractual provisions to protect unique intellectual property we possess which we have determined unnecessary or uneconomical to patent or copyright, or which is not otherwise capable of more formal protection. Please also see the information under Part I - Item 1 - “Competition” and Part I – Item 3 - “Legal Proceedings” of this Form 10-K.

Engineering and Development

At June 27, 2004, we employed 315 engineers, other technicians and support personnel engaged in the development of new products and the improvement of existing products. Engineering and development expenses were $73.2 million, $61.3 million and $47.6 million in 2004, 2003 and 2002, respectively.

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

Order Backlog

Due to an industry practice that allows customers to cancel or change orders with limited advance notice prior to shipment, we do not believe that backlog is a reliable indicator of future revenue levels. Furthermore, purchase order release lead times depend upon the scheduling practices of the individual customer, and the rate of booking new orders fluctuates from month to month. Therefore, the level of backlog at any one time is not necessarily indicative of trends in our business. At June 27, 2004, we had unshipped product orders of approximately $78.3 million compared with approximately $77.6 million at June 29, 2003. At year-end, all orders included in backlog were scheduled for delivery within six months or less.

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

Our competition for Fibre Channel host bus adapter products consists primarily of AMCC, Agilent and QLogic. We may also compete indirectly with Fibre Channel HBAs made internally by major systems providers, notably Hewlett-Packard. In the emerging iSCSI marketplace, we expect to face competition from established Fibre Channel competitors as well as new entrants, including established Ethernet suppliers such as Broadcom and Intel and established SCSI vendors such as Adaptec. Across all storage networking technologies, we face the threat of potential competition from new entrants into the storage networking market, including large technology companies that may develop or acquire differentiating technology and then apply their resources, including established distribution channels and brand recognition, to obtain significant market share.

We believe that the principal basis of storage networking HBA competition presently includes interoperability, reliability, scalability, price, silicon integration, performance, technical support and API stability. We believe that we compete favorably with respect to these factors. We also believe that we have a competitive strength in the alliances we have built with customers, particularly our close relationships with OEM customers. We believe that our experience with distribution channels will provide competitive benefits as the storage networking market matures. Some of our other competitive advantages include our early entry into Fibre Channel technology, our workforce of highly experienced researchers and designers, our intellectual property and our technical alliances with strategic partners such as Brocade, Cisco, Computer Associates, Intel, McDATA, Microsoft and VERITAS.

Our Fibre Channel products may also compete at the end-user level with other technology alternatives, such as SCSI, which are available from companies such as Adaptec, LSI Logic and QLogic, as well as a number of smaller companies. In the future, other technologies that we are not currently developing may evolve to address the applications served by Fibre Channel today.

Manufacturing and Suppliers

Our products consist primarily of electronic component parts assembled on internally designed printed circuit boards that are sold as board-level products. Most component parts can be purchased from two or more sources. However, some key components that we use in our products may only be available from single sources with which we do not have contracts. In addition, we design our own ASICs that are embedded in our products. These ASICs are also sole sourced and manufactured by third-party semiconductor foundries. In addition to hardware, we design software, which is provided as embedded programs within our hardware products to provide functionality to our hardware products.

In 1998, we began outsourcing the manufacturing of our product lines to an electronics manufacturing service provider, or EMS, provider. This decision resulted in, among other things, the closing of our Puerto Rico manufacturing facility, streamlining the product offerings of some of our more mature, lower volume products (primarily for our traditional networking products) and closing selected sales offices. Celestica, Inc. completed their acquisition of Manufacturers’ Services Limited, one of our primary EMS providers in March 2003 and manufactures for us in both the United States and in Spain. In June 2003, we selected Benchmark Electronics, Inc., or Benchmark, as an additional EMS provider and have begun shipping product from Benchmark’s facility in Guadalajara, Mexico. Suntron Corporation (formerly known as K*Tec Electronics) manufactures switch products for us within the United States. Additionally, we use other EMS providers periodically.

The assembly operations required by our products are typical of the electronics industry, and no unusual methods, procedures or equipment are required. The sophisticated nature of the products, in most cases, requires extensive testing by specialized test devices operated by skilled personnel. Our EMS providers provide this testing. However, we also maintain an internal test-engineering group for continuing support of test operations. At June 27, 2004, we had a total of 50 regular full-time manufacturing support employees located at our facilities in Costa Mesa, California; Bolton, Massachusetts and Bothell, Washington.

Employees

At June 27, 2004, we employed 522 employees as follows: 315 in engineering and development, 78 in selling and marketing, 79 in general and administrative and 50 in manufacturing support operations. None of our employees is represented by a labor union, and we believe our employee relations are good.

Risk Factors

A downturn in information technology spending in general or spending on computer and storage systems in particular could adversely affect our revenues and results of operations.

The demand for our Fibre Channel products, which represented approximately substantially all of our net revenues for the year ended June 27, 2004, has been driven by the demand for high-performance storage networking products and solutions that support enterprise computing applications, including on-line transaction processing, data mining, data warehousing, multimedia and Internet applications. Any significant downturn in demand for such products, solutions and applications, such as the slowdown experienced beginning in early 2001 and tepid demand experienced in the fourth fiscal quarter of 2004 from two of our customers, could adversely affect our business, results of operations and financial condition. The adverse effects of any sustained downturn in information technology spending on our operating results may be exacerbated by our research and development investments, strategic investments and merger and acquisition activity, as well as customer service and support, which are expected to continue despite any such downturn.

Our business depends upon the continued growth of the Fibre Channel storage networking market, and our business will be adversely affected if such growth does not occur or occurs more slowly than we anticipate.

The size of our potential market is largely dependent upon the broadening acceptance of our Fibre Channel storage networking technologies, as well as the overall demand for storage. We believe that our investment in the Fibre Channel storage networking market represents our greatest opportunity for revenue growth and profitability for the foreseeable future. However, the market for Fibre Channel storage networking products may not gain broader acceptance and customers may choose alternative technologies and/or products supplied by other companies. Recently, interest has re-emerged for iSCSI storage networking solutions, which may satisfy some I/0 connectivity requirements through standard Ethernet adapters and software at little to no incremental cost to end users. Such iSCSI solutions are likely to compete with Fibre Channel solutions, particularly in the low end of the market. Additionally, since our products are sold as parts of integrated systems, demand for our products is driven by the demand for these integrated systems, including other companies’ complementary products. A lack of demand for the integrated systems or a lack of complementary products required for these integrated systems could have a material adverse effect on our business, results of operations and financial condition. If the Fibre Channel storage networking market does not grow, or grows more slowly than we anticipate, attracts more competitors than we expect, as discussed below, or if our products do not achieve continued market acceptance, our business, results of operations and financial condition could be materially adversely affected.

Because a significant portion of our revenues are generated from sales to a limited number of customers, none of which are the subject of exclusive or long-term contracts, the loss of one or more of these customers, or our customers’ failure to make timely payments to us, could adversely affect our business.

We rely almost exclusively on original equipment manufacturers, or OEMs, and sales through distribution channels for our revenue. For the year ended June 27, 2004, we derived approximately 64 percent of our net revenues from OEMs and 36 percent from sales through distribution. Furthermore, because the majority of our sales through distribution channels consists of OEM products, OEM customers effectively generated more than 87 percent of our revenue for the year ended June 27, 2004. We may be unable to retain our current OEM and distributor customers or to recruit additional or replacement customers.

Although we have attempted to expand our base of customers, including customers for embedded switching products, we believe our revenues in the future will continue to be similarly derived from a limited number of customers, especially in light of the continuing consolidation the industry has experienced. As a result, to the extent that sales to any of our significant customers do not increase in accordance with our expectations or are reduced or delayed, as occurred with two of our OEM customers during the fourth fiscal quarter of 2004, our business, results of operations and financial condition could be materially adversely affected.

As is common in the technology industry, our agreements with OEMs and distributors are typically non-exclusive, have no volume commitments, and often may be terminated by either party without cause. It is increasingly commonplace for our OEM and distributor customers to utilize or carry competing product lines. If we were to lose business from one or more significant OEM or distributor customers to a competitor, our business, results of operations and financial condition could be materially adversely affected. In addition, our OEMs may elect to change their business practices in ways that affect the timing of our revenues, which may materially adversely affect our business, results of operations and financial condition.

Our markets are highly competitive and our business and results of operations may be adversely affected by entry of new competitors into the markets, aggressive pricing and the introduction or expansion of competitive products and technologies.

The markets for our products are highly competitive and are characterized by rapid technological advances, price erosion, frequent new product introductions and evolving industry standards. We expect that our markets will continue to attract new competition. Our current and potential competition consists of major domestic and international companies, some of which have substantially greater financial, technical, marketing and distribution resources than we have. Additional companies, including but not limited to our suppliers, strategic partners, OEM customers and emerging companies, may enter the markets for our storage networking products and new or stronger competitors may emerge as a result of consolidation movements in the marketplace. Additionally, our existing competitors continue to introduce products with improved price/performance characteristics, and we have to do the same to remain competitive. Increased competition could result in increased price competition, reduced revenues, lower profit margins or loss of market share, any of which could have a material adverse effect on our business, results of operations and financial condition.

Alternative legacy technologies such as SCSI and port bypass circuits compete with our Fibre Channel I/O and embedded switch products, respectively, for customers. Our success depends in part on our own ability and on the ability of our OEM customers to develop storage networking solutions that are competitive with these alternative legacy technologies. Additionally, in the future other technologies that we are not currently developing may evolve to address the storage networking applications currently served by our Fibre Channel product line today, reducing our market opportunity.

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

Our revenues and results of operations have varied on a quarterly basis in the past and may vary significantly in the future. Accordingly, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful, and you should not rely on such comparisons as indications of our future performance. We may be unable to maintain our current levels of growth or profitability in the future. Our revenues and results of operations are difficult to forecast and could be adversely affected by many factors, including, among others:

•	changes in the size, mix, timing and terms of OEM and other customer orders, such as those experienced with tepid demand from two OEM customers in the fourth fiscal quarter of 2004;

•	changes in the sales and deployment cycles for our products and/or desired inventory levels for our products;

•	acquisitions or strategic investments by our customers, competitors or us;

•	the timing and market acceptance of new or enhanced product introductions by us, our OEM customers and our competitors;

•	market share losses or difficulty in gaining incremental market share growth;

•	fluctuations in product development, procurement, resource utilization and other operating expenses;

•	component shortages experienced by us, or reduced demand from our customers if our customers are unable to acquire components used in conjunction with our products in their deployments;

•	the inability of our electronics manufacturing service providers to produce and distribute our products in a timely fashion;

•	difficulties with updates, changes or additions to our information technology systems;

•	changes in general social and economic conditions, including but not limited to terrorism, public health and slower than expected market growth, with resulting changes in customer technology budgeting and spending;

•	changes in technology, industry standards or consumer preferences;

•	seasonality; and/or

•	changes in our accounting or other policies resulting from the adoption of new laws, regulations or pronouncements.

As a result of these and other unexpected factors or developments, we expect that in the future operating results will be from time to time below the expectations of investors or market analysts, which would have a material adverse effect on our stock price.

Our relatively small backlog of unfilled orders, possible customer delays or deferrals and our tendency to generate a large percentage of our quarterly sales near the end of the quarter contribute to possible fluctuations in our operating results that could have an adverse impact on our results of operations and stock price.

Historically, we have generally shipped products quickly after we receive orders, meaning that we do not always have a significant backlog of unfilled orders. As a result, our revenues in a given quarter may depend substantially on orders booked during that quarter. Alternatively, orders already in backlog may be deferred or cancelled. Also, we have typically generated a large percentage of our quarterly revenues in the last month of the quarter. Because our expense levels are largely based on our expectations of future sales, in the event we experience unexpected decreases in sales, our expenses may be disproportionately large relative to our revenues and we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. A material shortfall in sales in relation to our quarterly expectations or any delay, deferral or cancellation of customer orders would likely have an immediate and adverse impact on our results of operations and may adversely affect our stock price.

Our industry is subject to rapid technological change, and we must keep pace with the changes to successfully compete.

The markets for our products are characterized by rapidly changing technology, evolving industry standards and the frequent introduction of new products and enhancements. Our future success depends in large part on our ability to enhance our existing products and to introduce new products on a timely basis to meet changes in customer preferences and evolving industry standards. Currently, new and proposed technologies such as four, eight and ten gigabit per second, or Gbps, Fibre Channel solutions; Infiniband; PCI-X 2.0; PCI Express; iSCSI; Serial ATA, or SATA; Serial Attached SCSI, or SAS; and Remote Direct Memory Access, or RDMA; are in development by many companies and their ultimate acceptance and deployment in the market is uncertain. We are developing some, but not all of these technologies, and we cannot be sure that the technologies we chose to develop will achieve market acceptance, or that technologies that we chose not to develop will be available to purchase or license from third parties or will be immaterial to our business. Furthermore, if our products are not available in time for the qualification cycle at an OEM it may be up to three years, if ever, before another qualification cycle is available to us. If we are unable, for technological or other reasons, to develop new products, enhance or sell existing products, or consume existing products in a timely and cost-effective manner in response to technological and market changes, our business, results of operations and financial condition may be materially adversely affected.

We have experienced losses in our history and may experience losses in our future that may adversely affect our stock price and financial condition.

We have experienced losses in our history. Any losses, including losses caused by impairment of goodwill, may adversely affect the perception of our business by analysts and investors, which could adversely affect our stock price. To the extent that we are unable to generate positive operating profits and positive cash flow from operations, our financial condition may be materially adversely affected.

The migration of our customers toward newer product platforms may have a significant adverse effect.

As our customers migrate from one platform to the enhanced price/performance of the next platform, we may experience reduced revenue, gross profit or gross margin levels associated with lower average selling prices or higher relative product costs associated with improved performance. While we regularly compare forecasted demand for our products against inventory on hand and open purchase commitments, to the extent that customers migrate more quickly than anticipated, the corresponding reduction in demand for older product platforms may result in obsolete inventory and related charges which could have a material adverse effect on our financial condition and results of operations.

Any failure of our OEM customers to keep up with rapid technological change and successfully market and sell systems that incorporate new technologies could adversely affect our business.

Our revenues depend significantly upon the ability and willingness of our OEM customers to commit significant resources to develop, promote and deliver products that incorporate our technology. In addition, if our customers’ products are not commercially successful, it would have a material adverse effect on our business, results of operations and financial condition.

Rapid changes in the evolution of technology, including the unexpected extent or timing of the transition from HBA solutions or embedded switch box solutions to lower-priced ASIC solutions, could adversely affect our business.

Historically, the electronics industry has developed higher performance ASICs that create chip level solutions that replace selected board level or box level solutions at a significantly lower average selling price. We have previously experienced this trend and expect it to continue in the future. If this transition is more abrupt or is more widespread than anticipated, there can be no assurance that we will be able to modify our business model in a timely manner, if at all, in order to mitigate the effects of this transition on our business, results of operations and financial position.

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

A decrease in the average unit selling prices and/or an increase in the manufactured cost of our products could adversely affect our revenue, gross margins and financial performance.

In the past, we have experienced downward pressure on their average unit selling prices. We may provide pricing discounts to customers based upon volume purchase criteria, and achievement of such discounts may reduce our average unit selling prices. To the extent that growth in unit demand fails to offset decreases in average unit selling prices, our revenues and financial performance could be materially adversely affected. Although historically we have achieved offsetting cost reductions, to the extent that average unit selling prices of our products decrease without a corresponding decrease in the costs of such products, our gross margins and financial performance could be materially adversely affected. Furthermore, if the manufactured cost of our products were to increase due to inflation or other factors, our gross margins and financial performance could be materially adversely affected.

Delays in product development could adversely affect our business.

We have experienced delays in product development in the past and may experience similar delays in the future. Prior delays have resulted from numerous factors, such as:

•	difficulties in hiring and retaining necessary employees and independent contractors;

•	difficulties in reallocating engineering resources and other resource limitations;

•	unanticipated engineering or manufacturing complexity, including from third-party suppliers of intellectual property including foundries of our ASICs;

•	undetected errors or failures in software and hardware;

•	changing OEM product specifications;

•	delays in the acceptance or shipment of products by OEM customers; and/or

•	changing market or competitive product requirements.

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

During April 2003 we announced a joint development activity with Intel Corporation relating to storage processors that integrate SATA, SAS and Fibre Channel interfaces within a single architecture. Under the agreement, we will develop the protocol controller hardware, firmware and drivers. Intel will integrate its Intel(R) Xscale(TM) microarchitecture as the core technology for the new processors and will manufacture the processors on its 90-nanometer process technology. This activity has risks resulting from unproven new-generation manufacturing technology, from the licensing of technology to Intel and from increased development costs.

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

We rely on third-party suppliers for components and the manufacture of our products, and we have experienced delays or difficulty in securing components and finished goods in the past. Delays or difficulty in securing components or finished goods may be caused by numerous factors including, but not limited to:

•	discontinued production by a supplier;

•	required long-term purchase commitments;

•	undetected errors, failures or production quality issues;

•	timeliness of product delivery;

•	sole sourcing;

•	financial stability and viability of our suppliers and electronics manufacturing service, or EMS, providers;

•	changes in business strategies of our suppliers and EMS providers;

•	increases in manufacturing costs due to lower volumes or more complex manufacturing process than anticipated;

•	disruption in shipping channels;

•	natural disasters;

•	inability or unwillingness of our suppliers or EMS providers to continue their business with us;

•	environmental, tax or legislative changes in the location where our products are produced;

•	difficulties associated with foreign operations; and/or

•	market shortages.

There is a risk that we will not be able to retain our current suppliers or change to alternative suppliers. An interruption in supply, the cost of shifting to a new supplier or EMS providers or the cost associated with a long-term purchase commitment could have a material adverse effect on our business, results of operations and financial condition.

If our intellectual property protections are inadequate, it could adversely affect our business.

We believe that our continued success depends primarily on continuing innovation, marketing and technical expertise, as well as the quality of product support and customer relations. At the same time, our success is partially dependent on the proprietary technology contained in our products. We currently rely on a combination of patents, copyrights, trademarks, trade secret laws and contractual provisions to establish and protect our intellectual property rights in our products. For a more complete description of our intellectual property, you should read “Business — Intellectual Property” contained elsewhere herein.

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

For more information on legal proceedings related to Emulex, see Part I, Item 3.

Ongoing lawsuits present risks inherent in disputes of this type, any of which could have a material adverse effect on our business, financial condition or results of operations. Such potential risks include the continuing expenses of litigation, the risk of loss of patent rights, the risk of injunction against the sale of products incorporating the technology in question, counterclaims and attorneys’ fee liability.

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

The inability to attract, or the loss of or increased cost of key managerial and technical personnel could adversely affect our business.

Our success depends to a significant degree upon the performance and continued service of key managers as well as engineers involved in the development of our storage networking technologies and technical support of our storage networking products and customers. Competition for such highly skilled employees in the communities in which we operate, as well as our industry is intense, and we cannot be certain that we will be successful in recruiting, training and retaining such personnel. In addition, employees may leave our company and subsequently compete against us. Also, many of these key managerial and technical personnel receive stock options. New regulations, volatility in the stock market and other factors could diminish the value of our stock options, putting us at a competitive disadvantage and forcing us to use more cash compensation. If we are unable to attract new managerial and technical employees, or are unable to retain our current key managerial and technical employees, or are forced to use more cash compensation to retain key personnel, our business, results of operations and financial condition could be materially adversely affected.

Our international business activities subject us to risks that could adversely affect our business.

For the year ended June 27, 2004, sales in the United States accounted for 56 percent of our total net revenues, sales in Europe accounted for 34 percent of our total net revenues, and sales in the Pacific Rim countries accounted for 10 percent of our total net revenues. We expect that our sales will be similarly distributed for the foreseeable future. All of our sales are currently denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. Additionally, a significant portion of our products is produced at our EMS providers’ production facilities in Valencia, Spain and Guadalajara, Mexico. In the future, product will also be produced in Malaysia. As a result, we are subject to the risks inherent in international operations. Our international business activities could be affected, limited or disrupted by a variety of factors, including:

•	the imposition of or changes in governmental controls, taxes, tariffs, trade restrictions and regulatory requirements;

•	the costs and risks of localizing products for foreign countries;

•	longer accounts receivable payment cycles;

•	changes in the value of local currencies relative to our functional currency;

•	import and export restrictions;

•	loss of tax benefits due to international production;

•	general economic and social conditions within foreign countries;

•	taxation in multiple jurisdictions; and/or

•	political instability, war or terrorism.

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

We may pursue acquisitions or strategic investments that could provide new technologies, products or service offerings. Future acquisitions or strategic investments may negatively impact our results of operations as a result of operating losses incurred by the acquired entity, the use of significant amounts of cash, potentially dilutive issuances of equity or equity-linked securities, incurrence of debt or amortization of intangible assets with determinable lives. Furthermore, we may incur significant expenses pursuing acquisitions or strategic investments that ultimately may not be completed. Moreover, to the extent that any proposed acquisition or strategic investment is not favorably received by stockholders, analysts and others in the investment community, the price of our common stock could be adversely affected. In addition, acquisitions or strategic investments involve numerous risks, including:

•	difficulties in the assimilation of the operations, technologies, products and personnel of the acquired company;

•	purchased technology is not adopted by customers in the way or the time frame we anticipated;

•	the diversion of management’s attention from other business concerns;

•	risks of entering markets in which we have no or limited prior experience;

•	A strategic investment could result in a minority interest in a company that could have an impact on our results;

•	risks related to the effect that the acquired company’s internal control processes might have on our financial reporting and management’s report on our internal controls over financial reporting; and/or

•	the potential loss of key employees of the acquired company.

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

The stock market in general and the stock prices in technology-based companies in particular have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. For example, during the first eight months of calendar year 2004 the sales price of our common stock ranged from a low of $9.26 per share to a high of $31.30 per share. Factors that could have a significant impact on the market price of our common stock include, but are not limited to, the following:

•	quarterly variations in customer demand and operating results;

•	announcements of new products by us or our competitors;

•	the gain or loss of significant customers or design wins;

•	changes in analysts’ earnings estimates;

•	changes in analyst recommendations, price targets or other parameters that may not be related to earnings estimates;

•	rumors or dissemination of false information;

•	pricing pressures;

•	short selling of our common stock;

•	dilution resulting from conversion of outstanding convertible subordinated notes into shares of our common stock;

•	general conditions in the computer, storage or communications markets; and/or

•	events affecting other companies that investors deem to be comparable to us.

In the past, companies, including us, that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If we were to be the subject of similar litigation in the future or experience unfavorable outcomes in any of our pending litigation, as discussed in Item 3. Legal Proceedings contained elsewhere herein, it could have a material adverse effect on our results of operations and financial condition.

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

Our shareholder rights plan and provisions of our certificate of incorporation and of the Delaware General Corporation Law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. The shareholder rights plan and these provisions of our certificate of incorporation and Delaware law are intended to encourage potential acquirers to negotiate with us and allow our board of directors the opportunity to consider alternative proposals in the interest of maximizing stockholder value. However, such provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price. For more information, please read note 12 to the Consolidated Financial Statements contained elsewhere herein, our certificate of incorporation and Delaware law for more information on the anti-takeover effects of provisions of our shareholder rights plan.

Changes in laws, regulations and financial accounting standards may affect our reported results of operations.

New pronouncements, including significant changes like the Sarbanes-Oxley Act of 2002, have occurred in the past and are likely to occur in the future as a result of recent Congressional and regulatory actions. New laws, regulations and accounting standards, as well as changes to and varying interpretations of currently accepted accounting practices in the technology industry might adversely affect our reported financial results, which could have an adverse effect on our stock price. Proposals have been made concerning the expensing of stock options and the treatment of contingently convertible subordinated notes as common stock equivalents that could result in rules or laws that may materially adversely affect our reported financial results and our stock price.

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

In January 2002, we completed a $345.0 million private placement of 1.75 percent convertible subordinated notes, which are due February 1, 2007. Subsequently, we repurchased and cancelled at a discount to face value approximately an aggregate of $328.0 million in face value of such notes, leaving approximately $17.0 million still outstanding as of June 27, 2004. In fiscal 2004, we completed a $517.5 million private placement of 0.25 percent convertible subordinated notes due 2023. The holders of the notes may require us to purchase the notes for cash as early as December 2006. If we have insufficient liquidity and capital resources to repay the principal amounts of our outstanding convertible notes and the notes offered hereby when due, we may be forced to raise additional funds through public or private debt or equity financings, which may not be available on favorable terms, if at all. If such financings were not available on favorable terms, our results of operations and financial condition could be materially adversely affected.

Conversion of our outstanding notes would dilute the ownership interest of existing stockholders.

The conversion of our notes into shares of our common stock would dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon conversion of the notes could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants due to this dilution or to facilitate trading strategies involving notes and common stock. See the Risk Factor “Changes in laws, regulations and financial accounting standards may affect our reported results of operations” above.

Executive Officers of the Registrant

The executive and certain other officers of the Company or its principal operating subsidiaries are as follows:

Name	Position	Age
Paul F. Folino	Chairman of the Board and Chief Executive Officer	59
James M. McCluney	President and Chief Operating Officer	53
Kirk D. Roller (1) (2)	President, Worldwide Sales	42
Ronald P. Quagliara (1) (3)	Chief Technology Officer	55
William F. Gill (1)	Executive Vice President, Worldwide Sales	47
Sadie A. Herrera (1)	Executive Vice President, Human Resources and Facilities	55
Karen Mulvany (1)	Executive Vice President, Business Planning and Development	47
Michael J. Rockenbach	Executive Vice President, Chief Financial Officer, Secretary and Treasurer	43
Michael E. Smith (1)	Executive Vice President, Worldwide Marketing	43
Randall G. Wick (1)	Vice President, General Counsel	51

(1)	These persons serve in the indicated capacities as officers of the Registrant’s principal operating subsidiaries; they are not officers of the Registrant.

(2)	Mr. Roller will retire from the Company, effective July 1, 2005.

(3)	Mr. Quagliara retired from the Company, effective April 1, 2004.

Mr. Folino joined the Company in May 1993 as president and chief executive officer and as a director, and in July 2002 was promoted to chairman of the board and chief executive officer. From January 1991 to May 1993, Mr. Folino was president and chief operating officer of Thomas-Conrad Corporation, a manufacturer of local area networking products.

Mr. McCluney joined the Company in November 2003 as president and chief operating officer. Prior to Emulex’s acquisition of Vixel Corporation in November 2003, Mr. McCluney had served as Vixel’s president, chief executive officer and as a director from April 1999 and the chairman of the board from January 2000. From October 1997 to January 1999, he served as president and chief executive officer of Crag Technologies, formerly Ridge Technologies, a storage system manufacturer. From October 1994 to September 1997, Mr. McCluney served in various positions at Apple Computer, including senior vice president of worldwide operations and vice president of European operations.

Mr. Roller joined the Company in April 1998 as vice president, worldwide sales. Mr. Roller was promoted to chief operating officer in December 2000, and to president and chief operating officer in July 2002. In November 2003, he became president, worldwide sales. Prior to joining the Company, Mr. Roller spent three years with Compaq Computer Corporation’s Networking Product Division, most recently as director and general manager of their NIC Business Unit. Prior to that, Mr. Roller spent two years as director of sales and marketing for InterConnections, Inc., a subsidiary of the Company.

Mr. Quagliara joined the Company in March 1995 as vice president, research and development. Mr. Quagliara was promoted to president, IP storage networking group in December 2000, and to chief technology officer in July 2002. In April 2004, Mr. Quagliara retired from the Company. Prior to joining the Company, Mr. Quagliara spent five years with Ascom Timeplex, Inc., a manufacturer of router bridges and other networking equipment. Most recently he was vice president and general manager of Ascom’s LAN Interworking Business Unit.

Mr. Gill joined the Company in January 2000 as vice president, OEM sales and in December 2000, was promoted to executive vice president worldwide sales. The year before joining the Company, Mr. Gill was director, business development for Pinnacle Multimedia, a developer of training management software. From 1994 to 1999, he held various senior sales positions with 3Com and U.S. Robotics.

Ms. Herrera joined the Company in 1988 as benefits administrator, and was promoted to vice president, human resources in May 1995 and executive vice president, human resources and facilities in December 2000. Ms. Herrera had over 15 years of human resource management experience with the Remex Division of Ex-Cell-O/Textron Corporation and other companies prior to joining the Company.

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

Mr. Smith joined the Company in October 1998 as senior director of Fibre Channel marketing and was promoted to vice president, Fibre Channel marketing in June 1999, then to vice president, worldwide marketing in August 1999 and subsequently to executive vice president worldwide marketing in December 2000. Prior to joining the company, Mr. Smith spent 2 -1/2 years with Adaptec, Inc. as marketing manager of peripheral technologies solutions and most recently as marketing manager, Fibre Channel products. From 1986 to 1996, Mr. Smith held various engineering and marketing positions with Western Digital Corporation, most recently as director of marketing, I/O products.

Mr. Wick joined the Company in June 2002 as vice president and general counsel. Prior to joining the Company, Mr. Wick served as vice president, chief operating officer and general counsel of TelOptics Corporation, a high-tech privately-held company from November 2000. The prior year he served as a legal consultant for his own firm. Previously, Mr. Wick held the positions of vice president and general counsel for Samsung Electronics America, Inc. from 1998 to 1999 and AST Research, Inc. from 1990 to 1998. From 1986 to 1990, he served as counsel to the Company and is admitted to practice law in California.

None of the executive officers of the parent Company or officers of its principal operating subsidiaries has any family relationship with any other executive officer of the Company, other officer of its principal operating subsidiaries or director of the Company.

Item 2. Properties.

Our corporate offices and principal product development facilities, which were purchased in 2004, are currently located in approximately 180,000 square feet of buildings in Costa Mesa, California. We lease facilities in Colorado, Massachusetts and Washington primarily for engineering and development and approximately 18 other remote offices, primarily for sales, throughout the world.

Our future facilities requirements will depend upon our business, but we believe additional space, if required, may be obtained on reasonable terms.

Item 3. Legal Proceedings.

On February 28, 2003, Vixel Corporation, prior to the our acquisition of it, filed a patent infringement action against QLogic Corporation in the United States District Court for the District of Delaware. The complaint states that QLogic is infringing U.S. Patent No. 6,118,776, entitled “Methods and Apparatus for Fibre Channel Interconnection of Private Loop Devices,” through the unauthorized manufacture, use, sale and offering for sale of various storage area network switching products, including but not limited to, QLogic’s SANBox2 series of products. On March 28, 2003, Vixel filed a first amended complaint stating that QLogic is also infringing U.S. Patent No. 6,185,203, entitled “Fibre Channel Switching Fabric” and U.S. Patent No. 6,470,007, entitled “Interconnect System for Fibre Channel Arbitrated Loop Including Private Loop Devices” through the unauthorized manufacture, use, sale and offering for sale of various storage area network switching products, including but not limited to, QLogic’s SANBox2 series of products. QLogic denied infringement and challenged the validity of the patents referenced.

On December 8, 2003, QLogic filed a complaint against Emulex in the United States District Court for the Central District of California alleging that one of Vixel’s products, the 7200 Fibre Channel Switch, infringes U.S. Patent No. 4,821,034, entitled “Digital Exchange Switch Element and Network.” The suit seeks unspecified monetary damages as well as injunctive relief.

On February 27, 2004, Emulex Design & Manufacturing Corporation filed a complaint against QLogic in the United States District Court for the District of Delaware asserting the validity and enforceability of a December 15, 2003 tentative settlement and seeking a declaration that the U.S. Patent No. 4,821,034 is invalid and is not infringed. On March 18, 2004,

QLogic filed an answer that included denials of our assertions concerning U.S. Patent 4,821,034 and a denial that a valid and enforceable settlement had been reached. On June 25, 2004, we entered into a Settlement Agreement with QLogic dismissing each of the patent-related lawsuits and pursuant to which (a) QLogic acknowledged the validity of the three Vixel patents asserted in the litigation; (b) QLogic agreed to make an initial payment and to pay ongoing royalties on certain future product sales; and (c) we and QLogic cross-licensed each other for the patents asserted in the lawsuits.

On May 23, 2003, Vixel filed a patent infringement action against Brocade Communications Systems, Inc. in the United States District Court for the Northern District of California. The complaint states that Brocade is infringing U.S. Patent No. 6,185,203, entitled “Fibre Channel Switching Fabric,” U.S. Patent No. 6,118,776, entitled “Methods and Apparatus for Fibre Channel Interconnection of Private Loop Devices,” and U.S. Patent No. 6,470,007, entitled “Interconnect System for Fibre Channel Arbitrated Loop Including Private Loop Devices,” through the unauthorized manufacture, use, sale and offering for sale of various storage area network switching products, including but not limited to, Brocade’s Silkworm switch products. Brocade denied infringement and challenged the validity of the patents referenced. Brocade also challenged the enforceability of those patents. In the suit against Brocade, Vixel was seeking unspecified past damages, potential future royalties, or, alternatively, injunctive relief. This litigation against Brocade is ongoing.

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

On October 9, 2003, before our acquisition of Vixel, a purported class action lawsuit was filed in King County Superior Court of the State of Washington against Vixel and each of Vixel’s directors and certain unnamed individuals (the “Vixel Parties”), entitled Russell Fink v. Vixel Corporation, et al., Case No. 03-2-37226-9SEA. The complaint made general allegations that, among other things, Vixel’s directors breached their fiduciary duties to Vixel stockholders in connection with the approval of the merger with Emulex and sought to enjoin the tender offer and have the merger agreement declared unlawful, among other forms of relief. On November 7, 2003, the Vixel Parties entered into a memorandum of understanding for a $0.7 million settlement with the plaintiff in the class action suit pursuant to which the parties have agreed to settle the action, subject to court approval. The $0.7 million was recorded as general and administrative expense for the three months ended December 28, 2003. Formal settlement documents were signed on May 5, 2004 and the plaintiff has completed discovery as agreed to by the parties. In August 2004, final court approval was obtained for the settlement of the Fink v. Vixel litigation.

Beginning on or about February 20, 2001, we and certain of our officers and directors were named as defendants in a number of securities class action lawsuits filed in the United States District Court, Central District of California. The plaintiffs in the actions represent purchasers of our common stock during various periods ranging from January 18, 2001, through February 9, 2001. The complaints alleged that us and certain of our officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints generally seek compensatory damages, costs and attorney’s fees in an unspecified amount. In addition, we have received inquiries about events giving rise to the lawsuits from the SEC and the Nasdaq Stock Market. On April 22, 2003, we entered into two Memoranda of Understanding agreeing to terms of settlement for both the class action and derivative litigation. The settlement was approved and $39.5 million held in escrow was paid to the plaintiffs. We are currently seeking to recover a portion of this amount from our insurance carriers. The final amount collected for our receivable from our insurance carriers related to the settlements of securities class action and derivative lawsuits may be materially different from the receivable amount. We reached an agreement with one of our insurers, under which we received $10.0 million less $2.0 million previously paid by the insurer for the defense of the securities class action lawsuits, resulting in a net payment to us of $8.0 million during the three months ended March 28, 2004. In July 2004, we obtained an arbitration award against two of our insurers, and the amount of the award exceeded our recorded litigation settlements receivable of $5.1 million by approximately $4.0 to $5.0 million.

Ongoing lawsuits or arbitrations present risks inherent in disputes of this type, any of which could have a material adverse effect on our business, financial condition or results of operations. Such potential risks include the continuing expenses of litigation, the risk of loss of patent rights, the risk of injunction against the sale of products incorporating the technology in question, counterclaims and attorneys’ fee liability.

Additionally, we are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Principal Market and Prices

The Company’s common stock is traded on the New York Stock Exchange under the symbol ELX. The following table sets forth the high and low per share sales prices for our common stock for the indicated periods, as reported on the New York Stock Exchange.

		High	Low
2004	Fourth Quarter	$22.80	$14.90
	Third Quarter	31.30	20.35
	Second Quarter	29.94	23.85
	First Quarter	28.00	19.70
2003	Fourth Quarter	$26.50	$18.67
	Third Quarter	25.50	16.81
	Second Quarter	26.64	7.85
	First Quarter	26.25	11.60

Number of Common Stockholders

The approximate number of holders of record of our common stock as of September 3, 2004, was 471.

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

Issuer Purchases of Equity Securities

As noted in the following table, we did not repurchase any equity securities during the three months ended June 27, 2004.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number (or
	Total	Average	Shares Purchased as	Approximate Dollar Value) of
	Number of	Price	Part of Publicly	Shares that May Yet Be
	Shares	Paid per	Announced Plans	Purchased Under the Plans or
Period	Purchased	Share	or Programs	Programs
March 29, 2004 through April 25, 2004	—	—	—	1.5 million
April 26, 2004 through May 23, 2004	—	—	—	1.5 million
May 24, 2004 through June 27, 2004	—	—	—	1.5 million

Total	—	—	—	1.5 million

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

See Part III, Item 12 for information regarding securities authorized for issuance under equity compensation plans.

Item 6. Selected Consolidated Financial Data.

The following table summarizes certain selected consolidated financial data. On March 1, 2001, we completed the acquisition of Giganet, Inc, and on November 13, 2003, we completed the acquisition of Vixel Corporation. For more detail about the Vixel acquisition, see note 2 to the Consolidated Financial Statements, Business Combination, contained elsewhere herein.

Selected Consolidated Statement of Operations Data

	Year Ended
	June 27,	June 29,	June 30,	July 1,	July 2,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Net revenues:
Fibre Channel	$363,871	$304,596	$247,705	$234,020	$119,134
IP networking	529	2,408	4,242	1,567	—
Other	22	1,204	2,794	9,720	20,638

Total net revenues	364,422	308,208	254,741	245,307	139,772

Cost of sales	131,803	112,040	122,871	120,812	73,346

Gross profit	232,619	196,168	131,870	124,495	66,426

Operating expenses:
Engineering and development	73,211	61,257	47,560	27,002	14,727
Selling and marketing	28,035	18,994	19,462	16,734	10,077
General and administrative	18,815	40,291	12,983	12,111	6,923
Amortization of goodwill and other intangibles	19,093	5,807	156,209	52,085	—
Impairment of goodwill	583,499	—	—	—	—
In-process research and development	11,400	—	—	22,280	—

Total operating expenses	734,053	126,349	236,214	130,212	31,727

Operating income (loss)	(501,434)	69,819	(104,344)	(5,717)	34,699

Nonoperating income:
Interest income	9,149	12,991	11,239	12,539	9,325
Interest expense	(4,754)	(5,510)	(3,396)	(1)	(32)
Gain on repurchase of convertible subordinated notes	2,670	28,729	—	—	—
Other income (expense), net	109	(78)	(26)	1,763	(162)

Total nonoperating income	7,174	36,132	7,817	14,301	9,131

Income (loss) before income taxes	(494,260)	105,951	(96,527)	8,584	43,830
Income tax provision (benefit)	38,062	40,262	(293)	32,187	11,016

Net income (loss)	$(532,322)	$65,689	$(96,234)	$(23,603)	$32,814

Net income (loss) per share:
Basic	$(6.47)	$0.80	$(1.18)	$(0.31)	$0.46

Diluted	$(6.47)	$0.79	$(1.18)	$(0.31)	$0.43

Number of shares used in per share computations:
Basic	$82,293	82,051	81,487	76,122	70,823

Diluted	$82,293	87,914	81,487	76,122	76,452

Selected Consolidated Balance Sheet Data

	Year Ended
	June 27,	June 29,	June 30,	July 1,	July 2,
	2004	2003	2002	2001	2000
	(in thousands)
Total current assets	$541,326	$498,232	$597,566	$267,636	$190,146
Total current liabilities	54,496	75,061	39,360	41,302	24,544

Working capital	486,830	423,171	558,206	226,334	165,602
Total assets	972,981	1,189,769	1,207,364	918,014	229,995
Convertible subordinated notes	524,845	208,518	345,000	—	—
Retained earnings (accumulated deficit)	(543,456)	(11,134)	(76,823)	19,411	43,014
Total stockholders’ equity	393,154	901,930	823,004	876,686	205,451

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

Actual future results could differ materially from those described in the forward-looking statements as a result of a variety of factors, including those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, and, in particular, the subsection entitled “Risk Factors” in Part I, Item 1 of the Form 10-K elsewhere herein. These factors include risks related to the fact that the economy generally, and the technology and storage segments specifically, have been in a state of uncertainty making it difficult to determine if past experience is a good guide to the future and making it impossible to determine if markets will grow or shrink in the short term. Our results have been significantly impacted by a widespread slowdown in information technology investment that has also pressured the storage networking market that is the mainstay of our business. A continued downturn in information technology spending could adversely affect our revenues and results of operations. As a result of this uncertainty, we are unable to predict with any accuracy what future results might be. Other factors affecting these forward-looking statements include, but are not limited to, the following: slower than expected growth of the storage networking market or the failure of our Original Equipment Manufacturer, or OEM, customers to successfully incorporate our products into their systems; our dependence on a limited number of customers and the effects of the loss of, or decrease or delays in orders by, any such customers, or the failure of such customers to make payments; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of our or our OEM customers’ new or enhanced products; the variability in the level of our backlog and the variable booking patterns of our customers; the effects of terrorist activities and resulting political or economic instability; the highly competitive nature of the markets for our products as well as pricing pressures that may result from such competitive conditions; our ability and the ability of our OEM customers to keep pace with the rapid technological changes in our industry and gain market acceptance for new products and technologies; the effect of rapid migration of customers towards newer product platforms; possible transitions from board or box level to application specific integrated circuit, or ASIC, solutions for selected applications; a shift in unit product mix from high-end to mid-range products; a decrease in the average unit selling prices or an increase in the manufactured cost of our products; delays in product development; our reliance on third-party suppliers and subcontractors for components and assembly; any inadequacy of our intellectual property protection or the potential for third-party claims of infringement; our ability to attract and retain key technical personnel; our dependence on foreign sales and foreign-produced products; the effect of acquisitions; impairment charges; and changes in tax rates or changes in accounting standards, including changes in the accounting treatment of employee stock options and contingent convertible debt.

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

Executive Overview

Emulex Corporation is the world leader in Fibre Channel HBAs and delivers a broad range of intelligent building blocks, including embedded storage switches and Input/Output, or I/0, controllers for next generation storage networking systems. HBAs are the data communication products that enable servers to connect to storage networks by offloading communication-processing tasks as information is delivered and sent to the storage network. Embedded storage switches and I/0 controllers are deployed inside storage arrays, tape libraries and other storage appliances, delivering improved performance and reliability and storage connectivity. The demand for our Fibre Channel products has been driven by the demand for high-performance storage networking products and solutions that support enterprise-computing applications. We rely almost exclusively on OEMs and sales through distribution channels for our revenue. The market for storage networking products is concentrated among large OEMs and, as such, a significant portion of our revenues is generated from sales to a limited number of customers.

We have achieved growing revenue in the last three fiscal years by expanding existing products into new markets, such as mid-range products, and by diversifying our product offerings with our fiscal 2004 acquisition of Vixel Corporation. Subsequent to out annual goodwill impairment testing, tepid demand experienced in the fourth fiscal quarter of 2004 from two of our customers, resulted in sequentially lower revenue in the fourth fiscal quarter of 2004 as compared to the third fiscal quarter of 2004 and is expected to result in lower sequential quarterly revenue in the first quarter of fiscal 2005. Therefore, we may not experience revenue growth in fiscal 2005 as compared to fiscal 2004. Events and circumstances at the end of June indicated that a potential impairment of goodwill had incurred. As a result, Emulex conducted a Financial Accounting Standard, or FAS, 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” analysis, as well as a FAS 142, “Goodwill and Other Intangible Assets,” analysis, including a second step goodwill impairment test. The result of the FAS 144 analysis indicated that none of our long-lived assets had been impaired. However, the FAS 142 analysis indicated that all $583.5 million of our goodwill had been impaired. This non-cash impairment charge was recorded during the fourth fiscal quarter of 2004. See “Fiscal 2004 versus Fiscal 2003 Impairment of Goodwill” below.

Despite the downturn in information technology spending in general and the computer and storage systems in particular, we believe that our investment in the storage networking market represents our greatest opportunity for revenue growth and profitability for the foreseeable future. We continue to, and currently plan to invest in capital equipment and increase research and development spending to deliver leading-edge products to our customers. We focus on on-time development of leading-edge next-generation products and on-time deliveries of current products to our customers and high-quality, cost-effective manufacturing to ensure that we continue having the gross margin and operating margins necessary to sustain profitability and cash flow from operations to fund our future business needs.

Business Combination

On November 13, 2003, we completed the cash tender offer by Aviary Acquisition Corporation, our wholly owned subsidiary, to acquire all outstanding shares of Vixel Corporation for $10.00 net per share, without interest. Approximately 23.9 million shares (including the associated preferred stock purchase and other rights) of Vixel’s common stock representing approximately 91.6 percent of Vixel’s outstanding common stock, and 2.9 million shares of Vixel’s Series B convertible preferred stock, representing all of Vixel’s outstanding preferred stock, were tendered in the offer. Through our wholly owned subsidiary, we accepted all validly tendered shares. On November 17, 2003, we completed our acquisition of Vixel by means of a short-form merger of Aviary Acquisition Corporation, with and into Vixel.

We acquired Vixel to expand our Fibre Channel product line and paid $298.4 million in cash for all outstanding common stock, preferred stock and warrants of Vixel Corporation. We also incurred acquisition-related expenses of $6.7 million in cash. In addition, we issued 2.2 million stock options with a fair value of approximately $47.5 million and kept the original vesting periods for the options in exchange for the outstanding Vixel options for a total acquisition value of $352.7 million. We calculated the fair value of the 2.2 million stock options issued at the date of acquisition using the Black-Scholes option-pricing model. The operations of Vixel will be included within the Company’s one operating segment, networking products.

We accounted for the acquisition of Vixel under the purchase method of accounting and recorded an expense of $11.4 million for purchased in-process research and development, or IPR&D, during the three months ended December 28, 2003. The values assigned to these projects were determined by identifying projects that have economic value but that had not yet reached technological feasibility and that have no alternative future use. The features of the related products had not been released to the market as of the date of the acquisition, but the features and functionality of the products had been defined. For more information regarding in-process research and development see note 2 to the consolidated financial statements.

Convertible Subordinated Notes Offering

In fiscal 2004, we completed a $517.5 million private placement of 0.25 percent convertible subordinated notes due 2023. Interest is payable in cash on June 15th and December 15th of each year beginning June 15, 2004. Under the terms of the offering, the notes will be convertible, at the option of the holder and subject to the satisfaction of certain conditions detailed in note 9 to the Consolidated Financial Statement contained herein, into shares of Emulex common stock at a price of $43.20 per share. We incurred total associated bankers’ fees of $11.6 million, which were recorded as a reduction to the proceeds from the issuance of the notes and will be accreted over the effective life of the notes, as well as approximately $0.7 million of other associated debt issuance costs, which have been recorded as an asset and will be amortized over the effective life of the notes. Holders of the notes may require the Company to purchase the notes for cash by giving written notice within the 20 business days prior to each of December 15, 2006, December 15, 2008, December 15, 2013, or December 15, 2018 or upon a change in control. The effective life of our 0.25 percent convertible subordinated notes due 2023 is three years, which is the period up to the first date that the holders can require us to repurchase the notes.

Results of Operations for Emulex Corporation and Subsidiaries

The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K. All references to years refer to our fiscal years ended June 27, 2004, June 29, 2003, and June 30, 2002, as applicable, unless the calendar year is specified. The following table sets forth certain financial data for the years indicated as a percentage of revenues.

	Percentage of Net Revenues
	2004	2003	2002
Net revenues:
Fibre Channel	99.9%	98.8%	97.2%
IP networking	0.1	0.8	1.7
Other	0.0	0.4	1.1

Total net revenues	100.0	100.0	100.0

Cost of sales	36.2	36.4	48.2

Gross profit	63.8	63.6	51.8

Operating expenses:
Engineering and development	20.1	19.9	18.7
Selling and marketing	7.7	6.1	7.7
General and administrative	5.2	13.0	5.1
Amortization of goodwill and other intangibles	5.2	1.9	61.3
Impairment of goodwill	160.1	—	—
In-process research and development	3.1	—	—

Total operating expenses	201.4	40.9	92.8

Operating income (loss)	(137.6)	22.7	(41.0)

Nonoperating income:
Interest income	2.5	4.2	4.4
Interest expense	(1.3)	(1.8)	(1.3)

Gain on repurchase of convertible subordinated notes	0.7	9.3	—
Other income (expense), net	—	—	—

Total non-operating income	1.9	11.7	3.1

Income (loss) before income taxes	(135.7)	34.4	(37.9)
Income tax provision (benefit)	10.4	13.1	(0.1)

Net income (loss)	(146.1)%	21.3%	(37.8)%

Fiscal 2004 versus Fiscal 2003

Net Revenues. Net revenues for fiscal 2004 increased $56.2 million, or 18 percent, to $364.4 million, compared to fiscal 2003.

From a product line perspective, net revenues generated from our Fibre Channel products in 2004 were $363.9 million, an increase of $59.3 million, or 19 percent, compared to 2003, and represented substantially all of our net revenues. The following chart details our net revenues by product line in 2004 and 2003.

Net Revenues by Product Line

		Percentage		Percentage
		of Net		of Net	Increase/	Percentage
(in thousands)	2004	Revenues	2003	Revenues	(Decrease)	Change
Fibre Channel	$363,871	100%	$304,596	99%	$59,275	19%
IP networking	529	—	2,408	1%	(1,879)	(78%)
Other	22	—	1,204	—	(1,182)	(98%)

Total net revenues	$364,422	100%	$308,208	100%	$56,214	18%

Customers whose direct net revenues, or total direct and indirect net revenues (including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties) exceeded 10 percent of our net revenues, were as follows:

Net Revenues by Major Customers

	Direct Revenues		Total Direct and Indirect Revenues (2)
	2004	2003	2004	2003
Net revenue percentage (1)
EMC	—	—	24%	22%
Hewlett-Packard	18%	23%	20%	23%
IBM	24%	23%	24%	26%
Info-X	12%	—	—	—

(1)	Amounts less than 10 percent are not presented.

(2)	Customer-specific models sold indirectly are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.

Direct sales to our top five customers accounted for 68 percent of total net revenues in 2004 and 2003, and we expect to be similarly concentrated in the future. Our net revenues from our customers can be significantly impacted by changes in the business models of our customers. Our EMC-specific models are sold both directly to EMC and indirectly through distributors such as Info-X. As a result, direct revenues attributable to EMC were less than 10 percent but direct and indirect revenues attributable to EMC were greater than 10 percent of total net revenues.

From a sales channel perspective, net revenues generated from OEM customers were 64 percent of net revenues and sales through distribution were 36 percent in 2004 compared to net revenues from OEM customers of 66 percent and sales through distribution of 34 percent in 2003. The following chart details our net revenues by sales channel in 2004 and 2003:

Net Revenues by Sales Channel

		Percentage		Percentage
		of Net		of Net	Increase/	Percentage
(in thousands)	2004	Revenues	2003	Revenues	(Decrease)	Change
OEM	$232,739	64%	$204,317	66%	$28,422	14%
Distribution	131,573	36%	103,719	34%	27,854	27%
Other	110	—	172	—	(62)	(36%)

Total net revenues	$364,422	100%	$308,208	100%	$56,214	18%

We believe that our net revenues are being generated primarily as a result of product certifications and qualifications with our OEM customers, which take product both directly and through distribution.

In 2004, domestic net revenues increased by $20.2 million, or 11 percent, and international net revenues increased by $36.0 million, or 29 percent, compared to 2003. The following chart details our net domestic and international revenues based on billed-to location for the nine months ended June 27, 2004, and June 29, 2003:

Net Domestic and International Revenues

		Percentage		Percentage
		of Net		of Net	Increase/	Percentage
(in thousands)	2004	Revenues	2003	Revenues	(Decrease)	Change
Domestic	$205,390	56%	$185,195	60%	$20,195	11%
Europe	122,773	34%	101,476	33%	21,297	21%
Pacific Rim	36,259	10%	21,537	7%	14,722	68%

Total net revenues	$364,422	100%	$308,208	100%	$56,214	18%

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

Gross Profit. Cost of sales included the cost of production of finished products as well as support costs and other expenses related to inventory management, manufacturing quality and order fulfillment. In 2004, gross profit increased $36.5 million, or 19 percent, to $232.6 million from $196.2 million in 2003. The increase in gross profit in 2004 compared to 2003 was primarily due to higher net revenues and volumes. In 2004, cost of sales included $0.9 million of retention bonuses for terminated employees related to the Vixel acquisition and amortized deferred stock-based compensation expenses. In 2003, cost of sales included $0.1 million of amortized deferred stock-based compensation expenses. Gross margin stayed relatively flat at 64 percent in both 2004 and 2003. We have recorded reductions related to our one gigabit per second, or Gbps, inventory reserve, as previously-reserved inventory was sold. In 2004 and 2003, the reductions, and the corresponding benefit to cost of sales, were $2.0 million and $3.3 million, respectively. This reserve was initially recorded during the first quarter of fiscal 2002.

Engineering and Development. Engineering and development expenses consisted primarily of salaries and related expenses for personnel engaged in the design, development and technical support of our products. These expenses included third-party fees paid to consultants, prototype development expenses and computer services costs related to supporting computer tools used in the engineering and design process. Engineering and development expenses were $73.2 million and $61.3 million in 2004 and 2003, representing 20 percent of net revenues in each year. Engineering and development expenses increased by $12.0 million, or 20 percent, in 2004 compared to 2003. This increase was primarily due to the inclusion of the engineering and development expenses associated with our acquisition of Vixel, driven in part by the addition of 60 employees and their associated expenses. Since we completed our integration of Vixel’s day-to-day operations during the three months ended March 28, 2004, we no longer separately track former-Vixel operations. However, the expenses associated with the former-Vixel operations are estimated to account for approximately $8.0 million, or approximately 67 percent of the overall $12.0 million increase. The remaining increase was due to our continued investment in Fibre Channel and IP engineering and development, which represented substantially all of our engineering and development efforts and expenses prior to the acquisition of Vixel. Engineering and development expenses included $2.4 million and $2.5 million of amortized deferred stock-based compensation expenses in 2004 and 2003, respectively.

Selling and Marketing. Selling and marketing expenses consisted primarily of salaries, commissions and related expenses for personnel engaged in the marketing and sales of our products, as well as trade shows, product literature, promotional support costs and other advertising-related costs. Selling and marketing expenses were $28.0 million and $19.0 million in 2004 and 2003, representing eight percent and six percent of net revenues, respectively. Selling and marketing expenses increased by $9.0 million, or 48 percent, in 2004, compared to 2003. This increase was primarily due to the inclusion of the selling and marketing expenses associated with our acquisition of Vixel, driven in part by the addition of 22 employees and their associated expenses. Similar to engineering and development expenses, we no longer track former-Vixel operations separately. However, the expenses associated with the former-Vixel operations are estimated to account for approximately

$5.8 million, or approximately 65 percent of the overall $9.0 million increase. The remaining increases in selling and marketing expenses were due primarily to increased customer promotions and channel support programs of $1.4 million and additional travel and related expenses of $1.0 million. In 2004, selling and marketing expenses included $2.3 million of retention bonuses for terminated employees related to the Vixel acquisition and amortized deferred stock-based compensation expenses. In 2003, selling and marketing expenses included $1.3 million of amortized deferred stock-based compensation expenses. The $1.0 million increase in amortized deferred stock-based compensation is due primarily to the acquisition of Vixel. As a portion of selling and marketing expenses, such as selling and marketing employees’ base compensation and amortized deferred stock-based compensation expense, is not driven directly by net revenue increases, the expenses have not expanded at the same rate as our net revenues.

General and Administrative. Ongoing general and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees and other associated corporate expenses. General and administrative expenses were $18.8 million and $40.3 million in 2004 and 2003, representing five percent and 13 percent of net revenues in each period, respectively. General and administrative expenses decreased by $21.5 million, or 53 percent, in 2004, compared to 2003. This decrease was primarily due to the net $27.0 million charge associated with the settlements of securities class action and derivative lawsuits in 2003. The decrease was partially offset by the inclusion of the general and administrative expenses associated with our acquisition of Vixel, driven in part by the addition of 15 employees and their associated expenses. Similar to other operating expenses, we no longer track former-Vixel operations separately. However, the expenses associated with the former-Vixel operations are estimated to offset approximately $5.2 million of the overall decrease in general and administrative expenses. In 2004, general and administrative expenses included $1.9 million of retention bonuses for terminated employees related to the Vixel acquisition and amortized deferred stock-based compensation expenses. Additionally, expenses in 2004, included $0.7 million for the settlement of shareholder litigation related to the Vixel acquisition, based on a memo of understanding with the plaintiff in the case. In 2003, general and administrative expenses included $0.3 million of amortized deferred stock-based compensation expenses.

Amortization of Other Intangibles. Amortization of other intangibles included the amortization of intangible assets with estimable lives. In 2004, amortization is for intangible assets related to the purchase of Vixel and the purchase of the technology assets of Trebia Corporation, which were both completed during 2004, and the purchase of Giganet, completed during fiscal 2001. In 2003, amortization is for intangible assets related to the purchase of Giganet only. The $13.3 million increase in amortization of other intangibles to $19.1 million in 2004, from $5.8 million in 2003 was due to the addition of amortization related to the Vixel acquisition and the purchase of the technology assets of Trebia Corporation. Amortization of other intangibles represented five and two percent of net revenues in 2004 and 2003, respectively.

Impairment of Goodwill. The impairment of goodwill expense of $583.5 million in 2004 is a full impairment of our goodwill, which originally resulted from our acquisition of Vixel in November 2004 and Giganet in March 2001. Our annual impairment test occurred in the fourth quarter of fiscal 2004, and the initial test indicated that no impairment existed. However, tepid demand experienced in the fourth fiscal quarter of 2004 from two of our customers, resulted in lower than expected revenue, earnings and cash flows in the fourth fiscal quarter of 2004 and is expected to result in lower sequential revenue, earnings and cash flows in the first fiscal quarter of 2005. These events and circumstances resulted in a subsequent drop in the Company’s stock price, which indicated a potential impairment might have occurred. As a result, the Company conducted a FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” analysis, as well as a FAS 142, “Goodwill and Other Intangible Assets,” analysis, including a second step goodwill impairment test. The results of the FAS 144 analysis indicated that the Company’s long-lived assets were not impaired. However, the FAS 142 analysis indicated that goodwill was impaired. This determination is made at the reporting unit level and consists of two steps. First, the fair value of Emulex’s only reporting unit was determined, based on a market approach, and compared to its carrying amount. Next, as the carrying amount exceeded the fair value, the second step of FAS 142 was performed. The implied fair value of goodwill was determined by allocating the fair value in a manner similar to a purchase price allocation, in accordance with FAS 141, “Business Combinations.” As a result of this FAS 142 analysis, on September 9, 2004, the Company concluded that a $583.5 million charge for goodwill impairment should be recorded as of June 27, 2004. After recording this impairment charge, there was no goodwill remaining on the Company’s balance sheet as of June 27, 2004. The Company does not believe that such impairment charges will result in any future cash expenditures. See note 7 to our Consolidated Financial Statements included in Part IV, Item 14 (a) of this Annual Report on Form 10-K for additional information regarding impairment of goodwill.

In-Process Research and Development Expense. The in-process research and development expense of $11.4 million was related to our acquisition of Vixel during 2004, and represented three percent of our net revenues. There were no in-process research and development expenses in 2003.

Nonoperating Income. Nonoperating income consisted primarily of interest income, interest expense and other non-operating income and expense items such as the gain on the repurchase of convertible subordinated notes. In 2004, our nonoperating income decreased by $29.0 million to $7.2 million, from nonoperating income of $36.1 million in 2003. The decrease was due primarily to a decrease in the net overall gain on the repurchase of convertible subordinated notes by $26.1 million to $2.7 million in 2004, from $28.7 million in 2003. Additionally, interest income decreased by $3.8 million to $9.1 million in 2004 from $13.0 million in 2003, primarily due to lower interest yields during 2004. The lower amount of 1.75 percent convertible subordinated notes outstanding during 2004, compared to 2003, as well as the issuance of 0.25 percent convertible subordinated notes during 2004, partially offset the other decreases to nonoperating income by causing interest expense to decrease by $0.8 million to $4.8 million in 2004, from $5.5 million in 2003.

Income taxes. In 2004, we recorded a net loss before income taxes of $494.3 million, which includes goodwill impairment and in-process research and development charges of $583.5 million and $11.4 million, respectively. Even though we have a loss before income taxes, we have recorded income tax expense of $38.1 million in 2004, as the goodwill impairment and in-process research and development charges are not deductible for tax purposes. In 2003, we recorded a tax provision in the amount of $40.3 million, or approximately 38 percent of our income before income taxes.

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

Net Revenues by Product Line

		Percentage of Net		Percentage of Net		Percentage
(in thousands)	2003	Revenues	2002	Revenues	Increase/(Decrease)	Change
Fibre Channel	$304,596	99%	$247,705	97%	$56,891	23%
IP networking	2,408	1%	4,242	2%	(1,834)	(43%)
Other	1,204	—	2,794	1%	(1,590)	(57%)

Total net revenues	$308,208	100%	$254,741	100%	$53,467	21%

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

Nonoperating Income. Our nonoperating income increased by $28.3 million to $36.1 million in 2003, from $7.8 million in 2002. The increase is due primarily to a $28.7 million gain on the repurchase of convertible subordinated notes in 2003. Additionally, while lower interest rates caused lower interest percentage yields, the increase in our invested funds caused an increase in interest income to $13.0 million in 2003 from $11.2 million in 2002. The increase in interest income is offset in 2003 by a $2.1 million increase in interest expense due to us having convertible subordinated notes outstanding for the entire year in 2003 versus only a portion of 2002. While the repurchase of convertible subordinated notes with a face value of $136.5 million in the first quarter of fiscal 2003 had a proportionate reducing effect on the amount of interest expense recognized in 2003, convertible subordinated notes were only outstanding for approximately five months in 2002. In addition, other expense included a loss of $0.2 million on the sale of a strategic investment in 2002.

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

Revenue Recognition. We recognize revenue at the time of shipment when title and risk of loss have passed, evidence of an arrangement has been obtained and collectibility has been reasonably assured. We make certain sales through two-tier distribution channels and have various distribution agreements with selected distributors and Master Value Added Resellers, or collectively the Distributors. These distribution agreements may be terminated upon written notice by either party. Additionally, these Distributors are generally given privileges to return a portion of inventory and to participate in price protection and cooperative marketing programs. Therefore, we recognize revenue on our standard products sold to our Distributors based on data received from the Distributors and management’s estimates to approximate the point that these products have been resold by the Distributors. As OEM-specific models sold to our Distributors are governed under the related OEM agreements rather than under these distribution agreements, we recognize revenue at the time of shipment to the Distributors when title and risk of loss have passed, evidence of an arrangement has been obtained and collectibility has been reasonably assured. Additionally, we maintain accruals and allowances for price protection and cooperative marketing programs.

Furthermore, we provide a warranty of between one and three years on our I/O Fibre Channel and Internet Protocol products and provide a warranty of between one and five years on our Fibre Channel switching and traditional networking products. We record a provision for estimated warranty-related costs based on historical product return rates and management’s estimates of expected future costs to fulfill warranty obligations.

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

Goodwill, Other Intangibles and Long-Lived Assets. Goodwill and other intangibles resulting from the acquisitions of Vixel and Giganet and the purchase of the technology assets of Trebia Corporation are carried at cost less accumulated amortization. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets, ranging from two to seven years. In accordance with Statement 142, goodwill and other intangibles that have indeterminate lives will be tested for impairment based on discounted cash flows and market capitalization at least annually, but also on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. Our annual impairment test occurs during our fourth fiscal quarter each year and this initial test in fiscal 2004 indicated no impairment existed.

Additionally, Statement 144, under which the recoverability of long-lived assets is assessed by determining whether the carrying value of an asset can be recovered through projected undiscounted future operating cash flows over its remaining life whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying value, such as when tepid fiscal fourth quarter of 2004 demand from two of our customers and a subsequent drop in our stock price resulted in an indication of impairment to our goodwill and other intangible assets. The amount of impairment, if any, is measured based on fair value, which is determined using projected discounted future operating cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

At the end of June 2004, coupled with tepid fiscal fourth quarter of 2004 demand from two of our customers and a subsequent drop in our stock price, events and circumstances indicated that a potential impairment of goodwill existed. As a result, we conducted a FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” analysis, as well as a FAS 142, “Goodwill and Other Intangible Assets” analysis, including a second step goodwill impairment test. The result of the FAS 144 analysis indicated that none of our long-lived assets had been impaired. Any future impairment loss could materially and adversely affect our financial position and results of operations. However, the FAS 142 analysis indicated that all $583.5 million of our goodwill was impaired.

Inventories. Inventories are stated at the lower of cost or net realizable value on a first-in, first-out basis. We use a standard cost system for purposes of determining cost. The standards are adjusted periodically to ensure they represent actual cost. We regularly compare forecasted demand and the composition of the forecast against inventory on hand and open purchase commitments in an effort to ensure the carrying value of inventory does not exceed net realizable value. Accordingly, we may have to record reductions to the carrying value of excess and obsolete inventory if forecasted demand decreases. We have previously recorded reductions to the carrying value of excess and obsolete inventory, as described in the Gross Profit section of the Results of Operations for the year ended June 29, 2003, compared to the year ended June 30, 2002.

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

Stock-Based Compensation. We account for our stock-based awards to employees using the intrinsic value method. Stock-based awards to non-employees, if any, are recorded using the fair value method. See note 1 of the Consolidated Financial Statements for more information. We have no plans to adopt the fair value provisions of Statement 123 until required to under new accounting standards, such as those being considered under the FASB’s Exposure Draft for Share-Based Payment, for all stock awards. If we were required to account for all stock-based awards based on the fair value method, it would have a material non-cash impact on our results of operations.

Liquidity and Capital Resources

For the three fiscal years ended June 27, 2004, we have primarily funded our cash needs from operations. Additionally we issued convertible subordinated notes in 2002 and 2004. As part of our commitment to storage networking product development, including Fibre Channel, which includes our recent acquisition of Vixel Corporation, and IP Networking, we expect to continue our investments in property and equipment, most notably for additional engineering equipment, and continued enhancement of our global IT infrastructure. We believe that our existing cash and cash equivalents balances, facilities and equipment leases, investments and anticipated cash flows from operating activities will be sufficient to support our working capital needs and capital expenditure requirements for at least the next 12 months and will enable us to repay our outstanding convertible notes, $517.5 million of which we may be required to purchase for cash from the holders as early as December 2006.

At June 27, 2004, we had $486.8 million in working capital and $655.4 million in cash and cash equivalents, restricted cash, current investments and long-term investments. At June 29, 2003, we had $423.2 million in working capital and $620.5 million in cash and cash equivalents, restricted cash, current investments and long-term investments. Our cash and cash equivalents increased by $55.2 million to $192.1 million as of June 27, 2004, from $137.0 million as of June 29, 2003. The increase in cash and cash equivalents was due to our financing and operating activities, which provided $291.9 million and $78.6 million of cash and cash equivalents, respectively. The cash and cash equivalents provided by financing and operating activities were partially offset by our investing activities, which used $315.3 million of cash and cash equivalents.

In 2004, operating activities provided $78.6 million of cash and cash equivalents. The primary reason for the increase in cash provided by operating activities was a net loss of $532.3 million adjusted for non-cash reconciling items, the most significant of which were impairment of goodwill, amortization of other intangibles, deferred income taxes, depreciation and amortization of property and equipment, in-process research and development, and the tax benefit from exercise of stock options. The remaining items most significantly impacting cash provided by operating activities were increased accounts payable offset by increased inventories, increased accounts and other receivables and the payment of the litigation settlement. The cash provided by operating activities in 2003 was primarily from net income adjusted for non-cash reconciling items, the most significant of which were the gain on repurchase of convertible subordinated notes, deferred income taxes, depreciation and amortization of property and equipment, amortization of other intangibles, stock-based compensation, and the tax benefit from the exercise of stock options, as well as the litigation settlements accrual and changes in other working capital balances.

In 2004, cash used in investing activities was $315.3 million. The primary use of cash was payments for the purchase of Vixel of $294.7 million, net of cash acquired. Additional uses of cash were for purchases of investments of $402.1 million; additions to property and equipment of $48.4 million and payments for the technology assets of Trebia Networks of $2.1 million, offset by maturities of investments of $422.7 million and a decrease in restricted cash related to the construction escrow account of $9.3 million. In 2003, investing activities used $153.5 million of cash and cash equivalents due primarily to purchases of investments, additions to property and equipment and an increase in restricted cash related to the construction escrow account, offset by maturities of investments.

Financing activities provided $291.9 million of cash and cash equivalents in 2004. This increase in cash and cash equivalents was primarily due to our net proceeds from the issuance of 0.25 percent convertible subordinated notes of $505.2 million offset by the repurchase of $191.6 million in face value of 1.75 percent convertible subordinated notes at a net discount to face value, spending $185.6 million, the repurchase of 1.5 million shares of common stock for $40.5 million and net payments for short term indebtedness related to the Vixel acquisition, notes payable and capital leases of $1.3 million. Additionally, the proceeds from the issuance of common stock under stock option and employee stock purchase plans provided $14.1 million. In 2003, financing activities used $99.2 million of cash and cash equivalents due primarily to our repurchase of 1.75 percent convertible subordinated notes partially offset by cash and cash equivalents provided by the issuance of common stock under stock option plans and under the employee stock purchase plan.

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

In 2004, we bought back approximately $191.6 million in face value of our 1.75 percent convertible subordinated notes at a discount to face value for approximately $185.6 million. The resulting net pre-tax gain of approximately $2.7 million was recorded in 2004. The repurchased notes were cancelled, leaving 1.75 percent convertible subordinated notes outstanding with a face value of approximately $17.0 million that, if converted, would result in the issuance of approximately 0.3 million shares. Also during 2004, we repurchased 1.5 million common shares for $40.5 million. As of June 27, 2004, we are authorized by our Board of Directors to repurchase an additional 1.5 million shares and the entire $17.0 million face amount of the outstanding 1.75 percent convertible subordinated notes.

On December 12, 2003, we completed a $517.5 million private placement of 0.25 percent contingent convertible subordinated notes due 2023. Interest is payable in cash on June 15th and December 15th of each year beginning June 15, 2004. Under the terms of the offering, the notes will be convertible, at the option of the holder and subject to the satisfaction of certain conditions detailed in note 9 to the Consolidated Financial Statements contained herein, into shares of Emulex common stock at a price of $43.20 per share. Holders of the notes may require us to purchase the notes for cash by giving written notice within the 20 business days prior to each of December 15, 2006, December 15, 2008, December 15, 2013, or December 15, 2018 or upon a change in control. We incurred total associated bankers’ fees of approximately $11.6 million, which were recorded as a reduction to the proceeds from the issuance of the notes and will be accreted over the three-year effective life of the notes, as well as $0.7 million of other associated debt issuance costs, which have been recorded as an asset and will also be amortized over the effective life of the notes. The effective life of the 0.25 percent convertible subordinated notes due 2023 is three years, which is the period up to the first date that the holders can require us to repurchase the notes.

We were required to enter into purchase agreements for seven key inventory components, and as of June 27, 2004, our remaining purchase obligation for the seven components was $5.3 million.

On October 9, 2003, before our acquisition of Vixel, a purported class action lawsuit was filed in King County Superior Court of the State of Washington against Vixel and each of Vixel’s directors and certain unnamed individuals (the “Vixel Parties”), entitled Russell Fink v. Vixel Corporation, et al., Case No. 03-2-37226-9SEA. The complaint made general allegations that, among other things, Vixel’s directors breached their fiduciary duties to Vixel stockholders in connection with the approval of the merger with Emulex and sought to enjoin the tender offer and have the merger agreement declared unlawful, among other forms of relief. On November 7, 2003, the Vixel Parties entered into a memorandum of understanding with the plaintiff in the class action suit pursuant to which the parties have agreed to settle the action, subject to court approval. Formal settlement documents were signed on May 5, 2004, and the plaintiff has completed discovery as agreed to by the parties. On August 9, 2004, final court approval was obtained for the settlement of the Fink v. Vixel litigation. We expect to pay the settlement amount of $0.7 million during fiscal 2005.

We reached an agreement with one of our three insurers under which we received $10.0 million less $2.0 million previously paid by the insurer, resulting in a net payment to us of $8.0 million, for the defense of previous securities class action lawsuits for which we paid $39.5 million to the plaintiffs during fiscal 2004. The $39.5 million was previously held in escrow. In July 2004, we obtained an arbitration award against two of our insurers, and the amount of the award exceeded our recorded litigation settlements receivable of $5.1 million by $4.0 to $5.0 million.

In 2004, we exercised our option to complete the purchase of the land and building for our headquarters property and began depreciating the building. In 2004, we spent $38.2 million related to the land and building for our headquarters property, for a total of $45.4 million through June 27, 2004. In addition, we have a $1.0 million letter of credit in place in lieu of a rental deposit on one of our other facilities.

As described above, the following summarizes our contractual obligations at June 27, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	(in thousands)
		Less than	1-3	4-5	After 5
	Total	1 Year (2)	Years (3)	Years (4)	Years
Convertible subordinated notes and interest (1)	$538,594	$1,591	$537,003	$—	$—
Leases	3,493	2,344	1,111	38	—
Inventory purchase commitments	20,962	20,962	—	—	—
Litigation settlements	698	698	—	—	—
Letter of credit	1,000	1,000	—	—	—
Other commitments	2,100	2,100	—	—	—

Total	$566,847	$28,695	$538,114	$38	$—

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

(2) Fiscal year ending July 3, 2005.

(3) Fiscal years ending July 2, 2006, and July 1, 2007.

(4) Fiscal years ending June 29, 2008, and June 28, 2009.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk.

Interest Rate Sensitivity

At June 27, 2004, our investment portfolio consisted primarily of fixed income securities, excluding those classified as cash, cash equivalents and restricted cash, of $463.2 million (see note 3 of the Consolidated Financial Statements). We have the positive intent and ability to hold these securities to maturity. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10 percent from the levels existing as of June 27, 2004, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows. However, if interest rates decreased and securities within our portfolio matured and were re-invested in securities with lower interest rates, interest income would decrease in the future.

As of June 27, 2004, we have $517.5 million face value 0.25 percent convertible subordinated notes and $17.0 million face value 1.75 percent convertible subordinated notes issued and outstanding. The fair value, based on quoted market prices, of our 0.25 percent and 1.75 percent convertible subordinated notes at June 27, 2004, was $457.3 and $17.0 million, respectively. The fair value of these notes may increase or decrease due to various factors, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission, or SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of our disclosure controls and procedures, our management, with the participation of the Chief Executive and Chief Financial Officers, has concluded that, as of the end of the period covered by this Annual Report on Form 10-K, these disclosure controls and procedures were effective to ensure that we are able to record, process, summarize and report the information we are required to disclose in the reports we file with the SEC within the required time periods.

There were no changes in our internal controls over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

There is incorporated herein by reference the information required by this Item in the Company’s definitive proxy statement for the 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended June 27, 2004. See Part I, Item 1 – “Executive Officers of the Registrant” for information regarding the executive and certain other officers of the Company or its principal operating subsidiaries.

We have adopted the Emulex Corporation Business Ethics and Confidentiality Policy (the “code of ethics”), a code of ethics that applies to all of our directors and officers, including our Chief Executive Officer, President, Chief Financial Officer, Corporate Controller and other finance organization employees. The finance code of ethics is publicly available on our website at www.emulex.com. If we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, President, Chief Financial Officer or Corporate Controller, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

Item 11. Executive Compensation.

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2004 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended June 27, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2004 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended June 27, 2004.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of June 27, 2004. The table includes the following plans: The Emulex Corporation Employee Stock Option Plan; The Emulex Corporation 1997 Stock Option Plan for Non-Employee Directors; and The Emulex Corporation Employee Stock Purchase Plan.

			Number of securities
			remaining available for
	Number of securities		future issuance under equity
	to be issued upon	Weighted-average exercise	compensation plans
	exercise of outstanding	price of outstanding options,	(excluding securities related
Plan Category	options, warrants and rights	warrants and rights	in column (a))
	(a)	(b)	(c)
Equity compensations plans approved by security holders (1)	10,661,526	$26.67	2,791,028
Employee stock purchase plan approved by security holders	— (2)	— (2)	485,927
Equity compensations plans not approved by security holders (3)	1,711,044	$10.29	—

Total	12,372,570	$24.41	3,276,955

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

(3) Consists of the Giganet, Inc. 1995 Stock Option Plan, the Vixel Corporation Amended and Restated 1995 Stock Option Plan, the Vixel Corporation 1999 Equity Incentive Plan, and the Vixel Corporation 2000 Non-Officer Equity Incentive Plan. Options issued under these plans were converted into options to purchase Emulex common stock as a result of the acquisitions of Giganet and Vixel.

Item 13. Certain Relationships and Related Transactions.

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2004 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended June 27, 2004.

Item 14. Principal Accountant Fees and Services

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2004 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended June 27, 2004, for information about audit and non-audit fees of our principal accountant, for information on the audit committee’s pre-approval policies and procedures, and for information on the audit committee’s approval of certain services under the heading “Principal Accountants’ Fees.”

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	Documents Filed with Report

1. Consolidated Financial Statements

The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this report.

2. Financial Statement Schedule

The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule is filed as part of this report.

3. Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

(b)	Reports on Form 8-K

1.	The Registrant filed Form 8-K on April 22, 2004, furnishing a press release announcing the Registrant’s financial results for the three and nine months ended March 28, 2004.

2.	This Registrant filed Form 8-K on May 21, 2004, and attached thereto Exhibit 99.1 to incorporate by reference therein Emulex’s Unaudited Pro Forma Combined Consolidated Statement of Operations for the nine months ended March 28, 2004.

EMULEX CORPORATION AND SUBSIDIARIES

Annual Report — Form 10-K
Items 8, 15(a)(1) and 15(a)(2)

Index to Consolidated Financial Statements and Schedule
June 27, 2004, June 29, 2003, and June 30, 2002
(With Report of Independent Registered Public Accounting Firm Thereon)

All other schedules are omitted because the required information is not applicable or the information is presented in the consolidated financial statements or notes thereto.

Report Of Independent Registered Public Accounting Firm

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emulex Corporation and subsidiaries as of June 27, 2004, and June 29, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended June 27, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ KPMG LLP

Costa Mesa, California
August 5, 2004, except as to notes 7 and 17, which are as of September 9, 2004

EMULEX CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
June 27, 2004, and June 29, 2003
(in thousands, except share data)

	2004	2003
Assets
Current assets:
Cash and cash equivalents	$192,137	$136,971
Restricted cash	23	9,342
Investments	220,114	239,302
Accounts and other receivables, less allowance for doubtful accounts of $2,081 in 2004 and $1,844 in 2003	61,720	46,678
Litigation settlements receivable	5,101	13,095
Inventories, net	31,835	10,998
Prepaid expenses	3,572	5,516
Deferred income taxes	26,824	36,330

Total current assets	541,326	498,232
Property and equipment, net	64,570	26,585
Investments	243,125	234,847
Goodwill	—	397,256
Other intangibles, net	122,667	27,067
Other assets	1,293	5,782

	$972,981	$1,189,769

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,747	$11,298
Accrued liabilities	22,839	18,806
Accrued litigation settlements	—	39,500
Income taxes payable	9,910	5,457

Total current liabilities	54,496	75,061
Convertible subordinated notes	524,845	208,518
Deferred income taxes and other	486	4,260

Total liabilities	579,827	287,839

Commitments and contingencies (notes 11 and 13)
Supsequent event (note 17)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	—	—
Common stock, $0.10 par value; 240,000,000 shares authorized; 82,413,845 and 82,465,813 issued and outstanding in 2004 and 2003, respectively	8,241	8,247
Additional paid-in capital	936,123	907,976
Deferred compensation	(7,754)	(3,159)
Accumulated deficit	(543,456)	(11,134)

Total stockholders’ equity	393,154	901,930

	$972,981	$1,189,769

See accompanying notes to consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended June 27, 2004, June 29, 2003, and June 30, 2002
(in thousands, except per share data)

	2004	2003	2002
Net revenues	$364,422	$308,208	$254,741
Cost of sales	131,803	112,040	122,871

Gross profit	232,619	196,168	131,870

Operating expenses:
Engineering and development	73,211	61,257	47,560
Selling and marketing	28,035	18,994	19,462
General and administrative	18,815	40,291	12,983
Amortization of goodwill and other intangibles	19,093	5,807	156,209
Impairment of goodwill	583,499	—	—
In-process research and development	11,400	—	—

Total operating expenses	734,053	126,349	236,214

Operating income (loss)	(501,434)	69,819	(104,344)

Nonoperating income:
Interest income	9,149	12,991	11,239
Interest expense	(4,754)	(5,510)	(3,396)
Gain on repurchase of convertible subordinated notes	2,670	28,729	—
Other income (expense), net	109	(78)	(26)

Total nonoperating income	7,174	36,132	7,817

Income (loss) before income taxes	(494,260)	105,951	(96,527)
Income tax provision (benefit)	38,062	40,262	(293)

Net income (loss)	$(532,322)	$65,689	$(96,234)

Net income (loss) per share:
Basic	$(6.47)	$0.80	$(1.18)

Diluted	$(6.47)	$0.79	$(1.18)

Number of shares used in per share computations:
Basic	82,293	82,051	81,487

Diluted	82,293	87,914	81,487

See accompanying notes to consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years ended June 27, 2004, June 29, 2003, and June 30, 2002
(in thousands, except share data)

					Retained
					Earnings	Total
	Common Stock		Additional	Deferred	(Accumu-	Stock-
			Paid-In	Com-	lated	holders’
	Shares	Amount	Capital	pensation	Deficit)	Equity
Balance at July 1, 2001	81,799,322	$8,180	$861,461	$(12,366)	$19,411	$876,686
Valuation allowance adjustment	—	—	39,528	—	—	39,528
Amortization of deferred stock-based compensation	—	—	—	3,742	—	3,742
Reversal of deferred stock-based compensation due to employee terminations	—	—	(1,468)	1,468	—	—
Exercise of stock options, net of 56 shares retired	847,338	85	4,145	—	—	4,230
Tax benefit from exercise of stock options	—	—	4,326	—	—	4,326
Repurchase of common stock	(1,000,000)	(100)	(10,439)	—	—	(10,539)
Issuance of common stock under employee stock purchase plan	154,249	15	1,212	—	—	1,227
Other stock-based compensation	—	—	38	—	—	38
Net loss	—	—	—	—	(96,234)	(96,234)

Balance at June 30, 2002	81,800,909	$8,180	$898,803	$(7,156)	$(76,823)	$823,004
Amortization of deferred stock-based compensation	—	—	—	4,205	—	4,205
Reversal of deferred stock-based compensation due to employee terminations	—	—	(790)	790	—	—
Exercise of stock options	518,358	52	3,554	—	—	3,606
Tax benefit from exercise of stock options	—	—	4,054	—	—	4,054
Deferred stock-based compensation for employee stock purchase plan	—	—	998	(998)	—	—
Issuance of common stock under employee stock purchase plan	146,546	15	1,357	—	—	1,372
Net income	—	—	—	—	65,689	65,689

Balance at June 29, 2003	82,465,813	$8,247	$907,976	$(3,159)	$(11,134)	$901,930
Options issued and deferred stock-based compensation related to purchase of Vixel Corporation	—	—	47,538	(13,926)	—	33,612
Amortization of deferred stock-based Compensation	—	—	—	6,822	—	6,822
Reversal of deferred stock-based compensation due to employee terminations	—	—	(2,509)	2,509	—	—
Exercise of stock options	1,284,754	128	11,096	—	—	11,224
Tax benefit from exercise of stock options	—	—	9,529	—	—	9,529
Repurchase of common stock	(1,500,000)	(150)	(40,350)	—	—	(40,500)
Issuance of common stock under employee stock purchase plan	163,278	16	2,843	—	—	2,859
Net loss	—	—	—	—	(532,322)	(532,322)

Balance at June 27, 2004	82,413,845	$8,241	$936,123	$(7,754)	$(543,456)	$393,154

See accompanying notes to consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended June 27, 2004, June 29, 2003, and June 30, 2002
(in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$(532,322)	$65,689	$(96,234)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	12,442	11,049	9,108
Amortization of discount on 0.25% convertible subordinated notes	2,024	—	—
Loss on sale of a strategic investment	—	—	248
Gain on repurchase of convertible subordinated notes	(2,670)	(28,729)	—
Litigation settlements, net of estimated insurance recoveries	698	27,007	—
Deferred stock-based compensation	6,822	4,205	3,780
Amortization of goodwill and other intangibles	19,093	5,807	156,209
Impairment of goodwill	583,499	—	—
In-process research and development	11,400	—	—
Loss on disposal of property and equipment	83	147	435
Deferred income taxes	15,820	27,520	(11,855)
Tax benefit from exercise of stock options	9,529	4,054	4,326
Allowance for doubtful accounts	141	248	510
Changes in assets and liabilities:
Accounts and other receivables	(8,809)	(10,667)	3,470
Inventories	(19,436)	3,835	23,783
Prepaid expenses and other assets	4,791	1,577	(2,725)
Accounts payable	7,972	(1,365)	(16,427)
Accrued liabilities	(4,951)	(1,746)	7,884
Payment of litigation settlements, net of insurance recovery	(31,506)	—	—
Income taxes payable	3,976	(1,563)	6,738

Net cash provided by operating activities	78,596	107,068	89,250

Cash flows from investing activities:
Proceeds from sale of property, equipment and a strategic investment	53	11	152
Additions to property and equipment	(48,418)	(19,218)	(9,738)
Net increase in restricted cash related to construction escrow account	9,319	(7,318)	(2,024)
Payments for purchase of Giganet, Inc., net of cash acquired	—	—	(24)
Payments for purchase of Vixel Corporation, net of cash acquired	(294,729)	—	—
Payments for purchase of the technology assets of Trebia Networks, Inc.	(2,094)	—	—
Purchases of investments	(402,118)	(650,184)	(732,088)
Maturities of investments	422,704	523,242	571,490

Net cash used in investing activities	(315,283)	(153,467)	(172,232)

Cash flows from financing activities:
Payments for short term indebtedness, notes payable and capital leases	(175,300)	—	—
Proceeds from short term indebtedness	174,000	—	—
Proceeds from issuance of common stock under stock option plans	11,224	3,606	4,230
Proceeds from issuance of common stock under employee stock purchase plan	2,859	1,372	1,227
Repurchase of common stock	(40,500)	—	(10,539)
Net proceeds from issuance of 0.25% convertible subordinated notes	505,179	—	334,154
Repurchase of 1.75% convertible subordinated notes	(185,609)	(104,169)	—

Net cash provided by (used in) financing activities	291,853	(99,191)	329,072

Net increase (decrease) in cash and cash equivalents	55,166	(145,590)	246,090
Cash and cash equivalents at beginning of year	136,971	282,561	36,471

Cash and cash equivalents at end of year	$192,137	$136,971	$282,561

Supplemental disclosures:
Noncash investing and financing activities:
Fair value of assets acquired	$20,849	$—	$—
Fair value of liabilities assumed	12,736	—	(139)
Stock options assumed for acquired business	47,538	—	—
Cash paid during the period for:
Interest	$2,888	$4,878	$7
Income taxes	9,387	10,735	497

See accompanying notes to consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 27, 2004, June 29, 2003, and June 30, 2002

Note 1 Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Emulex Corporation, a Delaware corporation, and its wholly owned subsidiaries (collectively, the “Company” or “Emulex”). All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year ends on the Sunday nearest June 30. Fiscal years 2004, 2003 and 2002 were each comprised of 52 weeks.

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

Investments

The Company determines the appropriate balance sheet classification of its investments in debt securities based on maturity date at the time of purchase and evaluates the classification at each balance sheet date. Debt securities are classified as held to maturity as the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost plus accrued interest. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity value. Such amortization and accretion are included in interest income. The Company’s investments in debt securities are diversified among high credit quality securities in accordance with the Company’s investment policy.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts based upon historical write-offs as a percentage of net revenues. Although the Company has not experienced significant losses on accounts receivable historically, its accounts receivable are concentrated with a small number of customers. Consequently, any write off associated with one of these customers could have a significant impact on the Company’s allowance for doubtful accounts. The Company does not have off-balance sheet credit exposure related to its customers.

Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out basis. The Company uses a standard cost system for purposes of determining cost. The standards are adjusted periodically to ensure they represent actual cost. The Company regularly compares forecasted demand and the composition of the forecast for its products against inventory on hand and open purchase commitments to ensure the carrying value of inventory does not exceed net realizable value. Accordingly, the Company may have to record reductions to the carrying value of excess and obsolete inventory if forecasted demand decreases.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 27, 2004, June 29, 2003, and June 30, 2002

Property and Equipment

Property and equipment are stated at cost, and depreciation and amortization are provided on the straight-line method over estimated useful lives of up to 10 years for production and test equipment, furniture and fixtures and leasehold improvements and 15 to 39 years for assets related to the Company’s corporate headquarters, which were completed in 2004.

Long-Lived Assets

The Company applies Financial Accounting Standard, or FAS, 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” under which the recoverability of long-lived assets is assessed by determining whether the carrying value of an asset can be recovered through projected undiscounted future operating cash flows over its remaining life whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying value. The amount of impairment, if any, is measured based on fair value, which is determined using projected discounted future operating cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Software Development Costs

Capitalized software development costs can consist of costs to purchase software to be used within the Company’s products and costs to develop software internally. In accordance with FAS 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed,” capitalization of purchased software occurs only if technological feasibility has been established. The establishment of technological feasibility and the ongoing assessment of recoverability of any capitalized software development costs require judgment by management with respect to certain external factors, including but not limited to, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. Further, FAS 86 requires that at each balance sheet date the unamortized costs of a computer software product be compared to the net realizable value of that product. The amount by which the unamortized costs exceeds the net realizable value of a product is to be written off. No purchased or internally developed software costs were capitalized in 2004, 2003 or 2002. As of June 27, 2004, and June 29, 2003, there were no unamortized costs of capitalized purchased or internally developed software included in intangible assets.

Goodwill and Other Intangibles

Goodwill and other intangibles resulting from the acquisition of Vixel Corporation and Giganet, Inc. and the purchase of the technology assets of Trebia Corporation are carried at cost less accumulated amortization. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets, ranging from three months to seven years. The Company adopted FAS 142 effective July 1, 2002, and no longer amortizes goodwill and other intangibles that have indeterminate useful lives. The Company completed its transitional impairment analysis under FAS 142 and found no impairment upon the adoption of FAS 142 as of July 1, 2002. In accordance with FAS 142, goodwill and other intangibles that have indeterminate lives will be tested for impairment at least annually, but also on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company’s annual impairment test occurred in the fourth quarter of fiscal 2004, and the test indicated that no impairment existed. However, coupled with tepid fiscal fourth quarter of 2004 demand from two of our customers and a subsequent drop in our stock price, at the end of June there was an indication that a potential impairment of goodwill had occurred. As a result, both FAS 144 and FAS 142 analyses were performed, including a second step goodwill impairment test. See note 7 for the results of these analyses.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 27, 2004, June 29, 2003, and June 30, 2002

Revenue Recognition

The Company recognizes revenue at the time of shipment when title and risk of loss have passed, evidence of an arrangement has been obtained and collectibility has been reasonably assured. The Company makes certain sales through two-tier distribution channels and has various distribution agreements with selected distributors and Master Value Added Resellers, or collectively the Distributors. These distribution agreements may be terminated upon written notice by either party. Additionally, these Distributors are generally given privileges to return a portion of inventory and to participate in price protection and cooperative marketing programs. Therefore, the Company recognizes revenue on its standard products sold to its Distributors based on data received from the Distributors and management’s estimates to approximate the point that these products have been resold by the Distributors. As OEM-specific models sold to the Company’s Distributors are governed under the related OEM agreements rather than under these distribution agreements, the Company recognizes revenue at the time of shipment to the Distributors for these OEM-specific models when title and risk of loss have passed, evidence of an arrangement has been obtained and collectibility has been reasonably assured. Additionally, the Company maintains accruals and allowances for price protection and cooperative marketing programs.

Furthermore, the Company provides a warranty of between one and three years on its Fibre Channel and Internet Protocol products and provides a warranty of between one and five years on its traditional networking products. The Company records a provision for estimated warranty-related costs at the time of sale based on historical product return rates and management’s estimates of expected future costs of fulfilling warranty obligations.

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

Comprehensive Income

The Company had no transactions, other than consolidated net income (loss), that would be considered other comprehensive income.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 27, 2004, June 29, 2003, and June 30, 2002

Stock-Based Compensation

The Company accounts for its stock-based awards to employees using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25 and related Interpretations. Stock-based awards to non-employees, if any, are recorded using the fair value method. Had the Company determined compensation cost based on the fair value at the grant date for all its stock options under FAS 123, the Company’s consolidated net income (loss) would have been the pro forma amounts indicated below:

	2004	2003	2002
	(in thousands, except per share data)
Net income (loss) as reported	$(532,322)	$65,689	$(96,234)
Add: Total employee stock-based compensation expense included in net income (loss) as reported, net of related tax effects	5,095	4,205	3,780
Deduct: Total employee stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(35,872)	(34,270)	(57,869)

Pro forma net income (loss)	$(563,099)	$35,624	$(150,323)

Pro forma net income (loss) per share
Basic – as reported	$(6.47)	$0.80	$(1.18)

Basic – pro forma	$(6.84)	$0.43	$(1.84)

Diluted – as reported	$(6.47)	$0.79	$(1.18)

Diluted – pro forma	$(6.84)	$0.43	$(1.84)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002
Risk-free interest rate	1.0% - 3.3%	1.2% - 2.3%	3.7%
Stock volatility	40.6% - 117.7%	97.7% - 99.1%	97.8
Dividend yield	0.0%	0.0%	0.0%
Average expected lives (years)	0.5 - 3.4	0.5-3.7	3.5
Weighted-average fair value per option granted	$4.92-$18.04	$8.26-$16.42	$14.99

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

Fair Value of Financial Instruments

Management believes the fair values of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, investments, accounts payable and accrued liabilities, approximate carrying value. As of June 27, 2004, the Company had $517.5 million face value 0.25 percent convertible subordinated notes and $17.0 million face value 1.75 percent convertible subordinated notes issued and outstanding. The fair value, based on quoted market prices, of our 0.25 percent and 1.75 percent convertible subordinated notes at June 27, 2004, was $457.3 and $17.0 million, respectively. The fair value of these notes may increase or decrease due to various factors, including fluctuation in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions.

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

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 27, 2004, June 29, 2003, and June 30, 2002

The Company sells its products to Original Equipment Manufacturers (“OEMs”) and distributors in the computer storage and server industry. Consequently, the Company’s net revenues and accounts receivables are concentrated. Direct sales to the Company’s top five customers accounted for 68 percent, 68 percent and 65 percent of total net revenues in 2004, 2003 and 2002, respectively. The level of sales to any single customer may vary and the loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on the Company. Furthermore, although the Company sells to customers throughout the world, sales in the United States and Europe accounted for approximately 90 percent of the Company’s net revenues in 2004, and the Company expects for the foreseeable future, these sales will account for the substantial majority of the Company’s revenues. Sales to customers are denominated in U.S. dollars. Consequently, the Company believes its foreign currency risk is minimal. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts. Historically, the Company has not experienced significant losses on accounts receivable.

Additionally, the Company currently relies on single and limited supply sources for several key components used in the manufacture of its products. Additionally, the company relies on a total of five sites from four Electronics Manufacturing Services (“EMS”) providers for the production of its products. The inability or unwillingness of any single and limited source suppliers or the inability or unwillingness of any of the Company’s EMS provider sites to fulfill supply and production requirements, respectively, could materially impact future operating results.

Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, intangibles and goodwill; valuation allowances for receivables, inventories and deferred income tax assets; and warranty, deferred income tax and environmental liabilities. Actual results could differ from those estimates.

Segment Information

The Company applies FAS 131, “Disclosures about Segments of an Enterprise and Related Information.” FAS 131 uses the “management” approach to determine segments of an enterprise. The management approach is based on the method by which management organizes its operating segments within the enterprise. Operating segments, as defined by FAS 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Chief Operating Decision Maker in deciding how to allocate resources and in assessing performance. FAS 131 also requires disclosures about products and services, geographic areas, and major customers. The Company operates in one operating segment, networking products, for purposes of FAS 131.

Recently Adopted Accounting Standards

The Emerging Issues Task Force (“EITF”) reached a consensus on its tentative conclusions for EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides accounting guidance for customer solutions where delivery or performance of products, services and/or performance may occur at different points in time or over different periods of time. Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s financial position, results of operations or liquidity.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 27, 2004, June 29, 2003, and June 30, 2002

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation 46, “Consolidation of Variable Interest Entities.” In December 2003, the FASB issued Interpretation 46 (Revised) (“FIN 46-R”) to address certain Interpretation 46 implementation issues. FIN 46-R requires that the assets, liabilities and results of activities of a Variable Interest Entity (“VIE”) be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation was effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE’s that are considered to be special purpose entities, for which the effective date was no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities acquired subsequent to January 31, 2003, this interpretation was effective as of the first interim or annual period ending after December 31, 2003. The adoption of the interpretation did not have a material impact on the Company’s financial position, results of operation or liquidity.

In April 2003, the FASB issued FAS 149, an amendment of FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires prospective application for contracts entered into or modified after June 30, 2003, except for contracts that exist in fiscal quarters that began prior to June 15, 2003, and for hedging relationships designated after June 30, 2003. For existing contracts in fiscal quarters that began prior to June 15, 2003, the provisions of this Statement that relate to FAS 133 implementation issues should continue to be applied in accordance with their respective effective dates. FAS 149 requires that contracts with comparable characteristics be accounted for similarly. The adoption of this pronouncement did not have a material impact on the Company’s financial position, results of operations or liquidity.

In May 2003, the FASB issued FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. FAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. FAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public companies during the first interim period beginning after June 15, 2003. The adoption of this pronouncement did not have a material impact on the Company’s financial position, results of operations or liquidity.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB No. 104”), which supercedes SAB No. 101 “Revenue Recognition in Financial Statements.” The primary purpose of SAB No. 104 is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements that was superceded as a result of the issuance of EITF 00-21. While the wording of SAB No. 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104. The adoption of SAB No. 104 did not have a material impact on the Company’s financial position, results of operations or liquidity.

Note 2 Business Combination

On November 13, 2003, the Company completed the cash tender offer by Aviary Acquisition Corporation, its wholly owned subsidiary, to acquire all outstanding shares of Vixel Corporation for $10.00 net per share, without interest. Approximately 23.9 million shares of Vixel’s common stock (including the associated preferred stock purchase and other rights), representing approximately 91.6 percent of Vixel’s outstanding common stock, and 2.9 million shares of Vixel’s Series B convertible preferred stock, representing all of Vixel’s outstanding preferred stock, were tendered in the offer. Through its wholly owned subsidiary, the Company accepted all validly tendered shares. On November 17, 2003, the Company completed its acquisition of Vixel by means of a short-form merger of Aviary Acquisition Corp., with and into Vixel.

The Company acquired Vixel to expand its Fibre Channel product line and paid $298.4 million in cash for all outstanding common stock, preferred stock and warrants of Vixel Corporation. The Company also incurred acquisition-related expenses of $6.7 million in cash. In addition, the Company issued 2.2 million

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 27, 2004, June 29, 2003, and June 30, 2002

stock options with a fair value of approximately $47.5 million and kept the original vesting periods for the options in exchange for the outstanding Vixel options for a total acquisition value of $352.7 million. The Company calculated the fair value of the 2.2 million stock options issued at the date of acquisition using the Black-Scholes option-pricing model. Operations of Vixel will be included within the Company’s one operating segment, networking products.

The Company accounted for the acquisition of Vixel under the purchase method of accounting and recorded $11.4 million for purchased in-process research and development expense, or IPR&D, during 2004. The values assigned to these projects were determined by identifying projects that have economic value but that had not yet reached technological feasibility and that have no alternative future use. The features of the related products had not been released to the market as of the date of the acquisition, but the features and functionality of the products had been defined.

The IPR&D related to two significant internal product development efforts. The first project accounted for $7.4 million of the expenses. The second project accounted for $4.0 million of the expenses. Both projects are for embedded switching products.

The first project was in development at the time of acquisition, but had not yet completed the full design, development and testing phases. Approximately 35 percent of the total expected time to be spent on the first project was complete at the date of the acquisition with the remaining activities of the design, development and testing phases as well as the validation and readiness stages still to occur. The original estimated costs to complete the first project were $2.7 million. Due to some delays and difficulties, as of June 27, 2004, the remaining estimated costs to complete the first project are $3.2 million.

The second project had completed design and development, and testing had begun as of the acquisition date. Approximately 70 percent of the total expected time to be spent on the second project was complete at the date of the acquisition with the remaining testing activities as well as the validation and readiness stages still to occur. The original estimated costs to complete the second project were $1.2 million. As of June 27, 2004, the remaining estimated costs to complete the second project are $0.8 million

The risks and uncertainties associated with these two projects include, but are not limited to, delays in product release to market if there are design flaws or testing does not go as planned. In addition, if the projects are delayed, such delay could potentially harm the Company’s relationships with its customers. Also, even if a product is successfully developed it may not be accepted in the marketplace.

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

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 27, 2004, June 29, 2003, and June 30, 2002

The Company believes that the foregoing assumptions used in determining the income forecast associated with the IPR&D products were reasonable. No assurance can be given, however, that the underlying assumptions used to estimate the income forecast, the ultimate revenues and costs on such projects or the events associated with such projects will transpire as estimated.

As a result of the acquisition, the Company reduced the headcount obtained from Vixel by a total of 24 employees, 23 of which left during fiscal 2004. The remaining employee left during the Company’s first fiscal quarter of 2005 ending September 26, 2004. The Company accrued $1.5 million at November 13, 2003, the date the Company gained effective control of Vixel, as an estimate for this reduction. The Company subsequently reduced the estimate and the acquisition value by $0.7 million and also paid out substantially all of the remaining balance through June 27, 2004, leaving a remaining accrual of less than $0.1 million at June 27, 2004.

The total purchase and allocation among the fair values of tangible and intangible assets and liabilities (including purchased IPR&D) are summarized as follows (in thousands):

Tangible assets	$31,289
Liabilities	12,736

Net tangible assets	18,553

Identifiable intangible assets:
In-process research and development	11,400
Core technology	43,300
Developed technology	9,400
Patents	13,100
Backlog	500
Customer relationships	38,200
Tradename	5,000
Covenants not-to-compete	3,100
Deferred taxes	9,986
Goodwill	186,243
Deferred compensation	13,926

$352,708

Intangible assets with identifiable lives are being amortized on a straight-line basis since the acquisition date for their remaining estimated lives as follows:

Core technology Developed technology Patents Backlog Customer relationships Tradename Covenants not-to-compete Weighted-average amortization period	7 years 4 years 2 to 7 years 3 months 5 years 7 years 3 years 6 years

The acquisition has been included in the June 27, 2004 consolidated balance sheet of the Company and the operating results of Vixel have been included in the consolidated statements of operations of the Company since the date that the Company gained effective control of Vixel, November 13, 2003.

Following is the summarized unaudited pro forma combined results of operations for the fiscal years ended June 27, 2004, and June 29, 2003, assuming the acquisition had taken place at the beginning of each fiscal year. The unaudited pro forma combined statement of operations for the year ended June 27, 2004, was

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 27, 2004, June 29, 2003, and June 30, 2002

prepared based upon the statement of operations of Emulex for the year ended June 27, 2004, and the statement of operations of Vixel for the period from June 30, 2003, to November 12, 2003. All operating results of Vixel were included in the statement of operations of Emulex since November 13, 2003, the date Emulex gained effective control of Vixel. The unaudited pro forma combined statement of operations for the year ended June 29, 2003, was prepared based upon the statement of income of Emulex for the year ended June 29, 2003, and the statement of operations of Vixel for the twelve months ended June 29, 2003. The unaudited pro forma results exclude the effects of the IPR&D charge of $11.4 million but include the amortization of other intangibles, the amortization of deferred compensation and the increase and decrease to interest expense and interest income, respectively, resulting from the acquisition. The unaudited pro forma results are not necessarily indicative of the future operations or operations that would have been reported had the acquisitions been completed when assumed. The following unaudited information is presented in thousands, except for the per share data.

	Years Ended
	June 27,	June 29,
	2004	2003
	(in thousands, except per share data)
Net revenues	$375,674	$330,401

Net income (loss)	$(534,678)	$39,206

Net income (loss) per diluted share	$(6.50)	$0.46

Note 3 Cash, Cash Equivalents, Restricted Cash and Investments

The Company’s portfolio of cash, cash equivalents, restricted cash and investments consists of the following:

	2004	2003
	( in thousands)
Cash	$158,222	$96,818
Money market funds	33,915	40,153
Restricted cash	23	9,342
Certificates of deposit	17,571	9,589
Commercial paper	23,977	15,985
Municipal bonds	19,239	21,220
U.S. Government Agency securities	264,892	238,336
Corporate bonds	110,073	137,422
Other	27,487	51,597

	$655,399	$620,462

At June 27, 2004, and June 29, 2003, the net unrealized holding gains and losses on investments were immaterial. The Company has the positive intent and ability to hold these securities to maturity. Investments at June 27, 2004 and June 29, 2003, were classified as shown below:

	2004	2003
	( in thousands)
Cash and cash equivalents	$192,137	$136,971
Restricted cash	23	9,342
Short-term investments (maturities less than one year)	220,114	239,302
Long-term investments (maturities of one to five years)	243,125	234,847

	$655,399	$620,462

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 27, 2004, June 29, 2003, and June 30, 2002

Note 4 Inventories

Inventories, net, are summarized as follows:

	June 27,	June 29,
	2004	2003
	(in thousands)
Raw materials	$19,181	$3,802
Finished goods	12,654	7,196

	$31,835	$10,998

Starting in late September 2001, some of the Company’s major customers made announcements that general economic conditions, exacerbated by the increase in economic uncertainty in the aftermath of the terrorist events of September 11, 2001, were having a negative impact on their financial results. The announcements made, and forecasts received, indicated deteriorating demand for the Company’s one gigabit per second (“Gbps”) products as these customers were expected to migrate to two Gbps products for future purchases. As a result, the Company recorded an excess and obsolete inventory charge totaling $13.6 million during the three months ended September 30, 2001. After initially recording this one Gbps reserve in September 2001, the Company has subsequently reduced this reserve by a total of $8.9 million through June 27, 2004, as previously-reserved inventory was sold. Overall, the Company has been able to recover a significant portion of this reserved inventory that was not expected based on the Company’s forecasts and the forecasts received from its customers when this excess and obsolete inventory charge was recorded. In addition to the sale of some of this previously-reserved product, the Company has also scrapped $4.2 million of this reserved inventory and negotiated and paid cancellation charges of $0.2 million through June 27, 2004, related to this excess and obsolete inventory charge since it was initially recorded. As of June 27, 2004, the remaining reserve for one Gbps products was $0.3 million. However, as with all inventory, the Company regularly compares forecasted demand for its one Gbps products against inventory on hand and open purchase commitments and accordingly, the Company may have to record reductions to the carrying value of excess and obsolete inventory if forecasted demand decreases. As of June 27, 2004, the Company had unreserved one Gbps inventory on hand of approximately $0.3 million.

Note 5 Property and Equipment

Components of property and equipment, net, are as follows:

	2004	2003
	(in thousands)
Production and test equipment	$40,375	$29,766
Furniture and fixtures	41,659	25,499
Leasehold improvements	14,183	2,545
Land	12,531	—

	108,748	57,810
Less accumulated depreciation and amortization	(44,178)	(31,225)

	$64,570	$26,585

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 27, 2004, June 29, 2003, and June 30, 2002

Note 6 Other Assets

Components of other assets are as follows:

	2004	2003
	(in thousands)
Deferred debt issuance costs – convertible subordinated notes, net	$833	$4,670
Long-term prepaid assets	236	1,016
Refundable deposits	224	96

	$1,293	$5,782

Note 7 Goodwill and Other Intangibles

     Goodwill and other intangibles, net, are as follows:

	2004	2003
	(in thousands)
Intangible assets subject to amortization:
Core technology and patents	$99,094	$40,600
Accumulated amortization, core technology and patents	(24,774)	(13,533)
Developed technology	9,400	—
Accumulated amortization, developed technology	(1,472)	—
Customer relationships	38,200	—
Accumulated amortization, customer relationships	(4,786)	—
Tradename	5,000	—
Accumulated amortization, tradename	(448)	—
Covenants not-to-compete	3,100	—
Accumulated amortization, covenants not-to-compete	(647)	—

Intangible assets subject to amortization	$122,667	$27,067

Intangible assets not subject to amortization (in thousands):
Goodwill balance as of June 29, 2003, and June 30, 2002	$397,256
Goodwill acquired during year	186,243
Impairment of goodwill	(583,499)

Goodwill balance as of June 27, 2004	$—

Goodwill relates to the purchase of Vixel in November 2003 and the purchase of Giganet in fiscal 2001. Core technology and patents relate to the purchase of Vixel and Giganet and to the purchase of the technology assets of Trebia Corporation for $2.1 million in October 2003. All other intangible assets subject to amortization relate to the purchase of Vixel.

Effective July 1, 2002, the Company adopted FAS 142, “Goodwill and Other Intangible Assets” and, as a result, the Company ceased amortizing goodwill of $397.3 million related to the purchase of Giganet. Goodwill is tested for impairment at least annually, but also on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company’s annual impairment test occurred in the fourth quarter of fiscal 2004, and this initial test indicated that no impairment existed. However, tepid demand experienced in the fourth fiscal quarter of 2004 from two of the Company’s customers, resulted in lower than expected revenue, earnings and cash flows in the fourth fiscal quarter of 2004 and is expected to result in lower sequential quarterly revenue, earnings and cash flows in the first fiscal quarter of 2005. These events and circumstances resulted in a subsequent drop in the Company’s stock price, which indicated a potential impairment might have occurred. As a result, the Company conducted a FAS 144, “Accounting for the

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 27, 2004, June 29, 2003, and June 30, 2002

Impairment or Disposal of Long-Lived Assets,” analysis, as well as a FAS 142, “Goodwill and Other Intangible Assets,” analysis, including a second step goodwill impairment test. The results of the FAS 144 analysis indicated that the Company’s long-lived assets were not impaired. However, the FAS 142 analysis indicated that goodwill was impaired. This determination is made at the reporting unit level and consists of two steps. First, the Company determined the fair value of its only reporting unit, based on a market approach, and compared this to its carrying amount. Next, as the carrying amount exceeded the fair value, the second step of FAS 142 was performed. The implied fair value of goodwill was determined by allocating the fair value in a manner similar to a purchase price allocation, in accordance with FAS 141, “Business Combinations.” As a result of this FAS 142 analysis, the Company recorded $583.5 million for goodwill impairment. After recording this impairment charge, there was no goodwill remaining on the Company’s balance sheet as of June 27, 2004.

The intangible assets subject to amortization are being amortized on a straight-line basis over lives ranging from three months to seven years. Aggregated amortization expense for these intangibles for the twelve months ended June 27, 2004, was $19.1 million. For the next five full fiscal years aggregated amortization expense is expected to be (in thousands):

2005	$26,190
2006	$26,127
2007	$25,442
2008	$21,302
2009	$11,597

The following table presents the impact on net income (loss) and net income (loss) per share had Statement 142 been in effect for the year ended June 30, 2002.

	2004	2003	2002
	(in thousands, except per share data)
Net income (loss)	$(532,322)	$65,689	$(96,234)
Add back: Goodwill amortization, net of tax	—	—	149,729
Add back: Assembled workforce amortization, net of tax	—	—	415

Adjusted net income (loss)	$(532,322)	$65,689	$53,910
Add back: Interest expense on convertible subordinated notes, net of tax	—	3,416	—

Numerator for diluted net income (loss) per share	$(532,322)	$69,105	$53,910

Basic net income (loss) per share:
Net income (loss) per share	$(6.47)	$0.80	$(1.18)
Add back: Goodwill amortization, net of tax	—	—	1.84
Add back: Assembled workforce amortization, net of tax	—	—	—

Adjusted basic net income (loss) per share	$(6.47)	$0.80	$0.66

Diluted net income (loss) per share:
Net income (loss) per share	$(6.47)	$0.79	$(1.18)
Add back: Goodwill amortization, net of tax	—	—	1.82
Add back: Assembled workforce amortization, net of tax	—	—	—

Adjusted diluted net income (loss) per share	$(6.47)	$0.79	$0.64

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 27, 2004, June 29, 2003, and June 30, 2002

Note 8 Accrued Liabilities

Components of accrued liabilities are as follows:

	2004	2003
	( in thousands)
Accrued payroll and related costs	$8,936	$8,406
Accrued inventory purchases	—	1,449
Accrued interest	162	1,502
Warranty reserves	4,046	2,349
Deferred revenue	1,561	2,054
Accrued advertising and promotions	1,139	719
Other	6,995	2,327

	$22,839	$18,806

Deferred revenue includes an accrual for estimated returns and allowances of $1.6 million and $1.9 million at June 27, 2004, and June 29, 2003, respectively. Deferred revenue also includes deferred revenue related to legacy cLAN products with unspecified upgrade rights of $5 thousand and $0.2 million at June 27, 2004, and June 29, 2003, respectively.

The Company provides a warranty of between one and three years on its Input/Output Fibre Channel and Internet Protocol products and provides a warranty of between one and five years on its Fibre Channel switching and traditional networking products. The Company records a provision for estimated warranty-related costs based on historical product returns and the Company’s expected future cost of fulfilling its warranty obligations.

Changes to the warranty reserve in 2004 and 2003 were:

	2004	2003
	(in thousands)
Balance at beginning of period	$2,349	$2,244
Additions to costs and expenses	2,880	1,642
Amounts charged against reserve	(2,036)	(1,154)
Change in estimate for preexisting warranties, including expirations	—	(383)
Beginning balance of Vixel Corporation	853	—

Balance at end of period	$4,046	$2,349

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

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 27, 2004, June 29, 2003, and June 30, 2002

During the three months ended September 28, 2003, the Company’s Board of Directors expanded the Company’s stock repurchase program to include the repurchase of all of the Company’s 1.75 percent convertible subordinated notes and extended the entire program to June 2005. During fiscal 2004, the Company bought back a total of approximately $191.6 million face value of its 1.75 percent convertible subordinated notes for approximately $185.6 million. The resulting net pre-tax gain of approximately $2.7 million was recorded in 2004. The repurchased notes were cancelled, leaving 1.75 percent convertible subordinated notes outstanding with a face value of approximately $17.0 million that, if converted, would result in the issuance of approximately 0.3 million shares. At June 27, 2004, the entire $17.0 million face amount of the outstanding 1.75 percent convertible subordinated notes remained authorized for repurchase. In addition, 1.5 million shares of common stock remain authorized for repurchase, after reflecting the repurchase of 1.5 million common shares during the three months ended December 28, 2003.

In 2004, the Company completed a $517.5 million private placement of 0.25 percent contingent convertible subordinated notes due 2023. Interest is payable in cash on June 15th and December 15th of each year beginning June 15, 2004. Under the terms of the offering, the notes will be convertible into shares of Emulex common stock at a price of $43.20 per share at the option of the holder upon the occurrence of any of the following:

•	prior to December 15, 2021, on any date during any fiscal quarter (and only during such fiscal quarter) after the fiscal quarter ending December 31, 2003, if the closing sale price of our common stock was more than 120% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last day of the previous fiscal quarter;

•	on or after December 15, 2021, at all times on or after any date on which the closing sale price of our common stock is more than 120% of the then current conversion price of the notes;

•	if we elect to redeem the notes on or after December 20, 2008;

•	upon the occurrence of specified corporate transactions or significant distributions to holders of our common stock; or

•	subject to specified exceptions, for the ten business day period after any five consecutive trading day period in which the average trading prices for the notes for such five trading day period was less than 98% of the average conversion value of the notes during that period.

The notes will mature in twenty years and will not be callable for the first five years. Holders of the notes may require the Company to purchase the notes for cash by giving written notice within the 20 business days prior to each of December 15, 2006, December 15, 2008, December 15, 2013 or December 15, 2018 or upon a change in control. The Company incurred total associated bankers’ fees of approximately $11.6 million, which were recorded as a reduction to the proceeds from the issuance of the notes and will be accreted over the effective life of the notes, as well as $0.7 million of other associated debt issuance costs, which have been included in other assets and will also be amortized over the effective life of the notes. The effective life of the Company’s 0.25 percent contingent convertible subordinated notes due 2023 is three years, which is the period up to the first date that the holders can require us to repurchase the notes.

Note 10 Employee Retirement Savings Plan

The Company has a pretax savings and profit sharing plan under Section 401(k) of the Internal Revenue Code for substantially all domestic employees. Under the plan, eligible employees are able to contribute up to 15 percent of their compensation not to exceed the maximum IRS deferral amount. Company discretionary contributions match up to four percent of a participant’s compensation. The Company’s contributions under this plan were $1.6 million, $1.2 million and $1.1 million in 2004, 2003 and 2002, respectively.

The Company’s eligible employees in the United Kingdom are offered a similar plan, which allows the employees to contribute up to 15 percent of their compensation. Company discretionary contributions match up to four percent of a participant’s compensation. The Company’s contributions under this plan were $34 thousand, $18 thousand and $15 thousand in 2004, 2003 and 2002, respectively.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 27, 2004, June 29, 2003, and June 30, 2002

Note 11 Commitments and Contingencies

Leases

The Company leases certain facilities and equipment under long-term noncancelable operating lease agreements, which expire at various dates through 2008. Rent expense for the Company under operating leases, including month-to-month rentals, totaled $3.4 million, $3.8 million and $2.8 million in 2004, 2003 and 2002, respectively.

Future minimum noncancelable lease commitments are as follows (in thousands):

Fiscal year:	Operating Leases
2005	$2,344
2006	979
2007	132
2008	38
2009 and thereafter $5,800	—

Total minimum lease payments $5,800	$3,493

Litigation

On February 28, 2003, Vixel Corporation, prior to the Company’s acquisition of Vixel, filed a patent infringement action against QLogic Corporation in the United States District Court for the District of Delaware. The complaint states that QLogic is infringing U.S. Patent No. 6,118,776, entitled “Methods and Apparatus for Fibre Channel Interconnection of Private Loop Devices,” through the unauthorized manufacture, use, sale and offering for sale of various storage area network switching products, including but not limited to, QLogic’s SANBox2 series of products. On March 28, 2003, Vixel filed a first amended complaint stating that QLogic is also infringing U.S. Patent No. 6,185,203, entitled “Fibre Channel Switching Fabric” and U.S. Patent No. 6,470,007, entitled “Interconnect System for Fibre Channel Arbitrated Loop Including Private Loop Devices” through the unauthorized manufacture, use, sale and offering for sale of various storage area network switching products, including but not limited to, QLogic’s SANBox2 series of products. QLogic denied infringement and challenged the validity of the patents referenced.

On December 8, 2003, QLogic filed a complaint against Emulex in the United States District Court for the Central District of California alleging that one of Vixel’s products, the 7200 Fibre Channel Switch, infringes U.S. Patent No. 4,821,034, entitled “Digital Exchange Switch Element and Network.” The suit seeks unspecified monetary damages as well as injunctive relief.

On February 27, 2004, Emulex Design & Manufacturing Corporation filed a complaint against QLogic in the United States District Court for the District of Delaware asserting the validity and enforceability of a December 15, 2003 tentative settlement and seeking a declaration that the U.S. Patent No. 4,821,034 is invalid and is not infringed. On March 18, 2004, QLogic filed an answer that included denials of the Company’s assertions concerning U.S. Patent 4,821,034 and a denial that a valid and enforceable settlement had been reached. On June 25, 2004, the Company entered into a Settlement Agreement with QLogic dismissing each of the patent-related lawsuits and pursuant to which (a) QLogic acknowledged the validity of the three Vixel patents asserted in the litigation; (b) QLogic agreed to make an initial payment and to pay ongoing royalties on certain future product sales; and (c) the Company and QLogic cross-licensed each other for the patents asserted in the lawsuits.

On May 23, 2003, Vixel filed a patent infringement action against Brocade Communications Systems, Inc. in the United States District Court for the Northern District of California. The complaint states that Brocade is infringing U.S. Patent No. 6,185,203, entitled “Fibre Channel Switching Fabric,” U.S. Patent No. 6,118,776, entitled “Methods and Apparatus for Fibre Channel Interconnection of Private Loop Devices,” and U.S. Patent No. 6,470,007, entitled “Interconnect System for Fibre Channel Arbitrated Loop Including

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 27, 2004, June 29, 2003, and June 30, 2002

Private Loop Devices,” through the unauthorized manufacture, use, sale and offering for sale of various storage area network switching products, including but not limited to, Brocade’s Silkworm switch products. Brocade denied infringement and challenged the validity of the patents referenced. Brocade also challenged the enforceability of those patents. In the suit against Brocade, Vixel was seeking unspecified past damages, potential future royalties, or, alternatively, injunctive relief. This litigation against Brocade is ongoing.

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

On October 9, 2003, before the Company’s acquisition of Vixel, a purported class action lawsuit was filed in King County Superior Court of the State of Washington against Vixel and each of Vixel’s directors and certain unnamed individuals (the “Vixel Parties”), entitled Russell Fink v. Vixel Corporation, et al., Case No. 03-2-37226-9SEA. The complaint made general allegations that, among other things, Vixel’s directors breached their fiduciary duties to Vixel stockholders in connection with the approval of the merger with Emulex and sought to enjoin the tender offer and have the merger agreement declared unlawful, among other forms of relief. On November 7, 2003, the Vixel Parties entered into a memorandum of understanding for a $0.7 million settlement with the plaintiff in the class action suit pursuant to which the parties have agreed to settle the action, subject to court approval. The $0.7 million was recorded as general and administrative expense for the three months ended December 28, 2003. Formal settlement documents were signed on May 5, 2004 and the plaintiff has completed discovery as agreed to by the parties. In August 2004, final court approval was obtained for the settlement of the Fink v. Vixel litigation.

Beginning on or about February 20, 2001, the Company and certain of its officers and directors were named as defendants in a number of securities class action lawsuits filed in the United States District Court, Central District of California. The plaintiffs in the actions represent purchasers of the Company’s common stock during various periods ranging from January 18, 2001, through February 9, 2001. The complaints alleged that the Company and certain of its officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints generally seek compensatory damages, costs and attorney’s fees in an unspecified amount. In addition, the Company has received inquiries about events giving rise to the lawsuits from the SEC and the Nasdaq Stock Market. On April 22, 2003, the Company entered into two Memoranda of Understanding agreeing to terms of settlement for both the class action and derivative litigation. The settlement was approved and $39.5 million held in escrow was paid to the plaintiffs. The Company is currently seeking to recover a portion of this amount from the Company’s insurance carriers. The final amount collected for the Company’s receivable from its insurance carriers related to the settlements of securities class action and derivative lawsuits may be materially different from the receivable amount. The Company reached an agreement with one of its insurers, under which the Company received $10.0 million less $2.0 million previously paid by the insurer for the defense of the securities class action lawsuits, resulting in a net payment to the Company of $8.0 million during the three months ended March 28, 2004. In July 2004, the Company obtained an arbitration award against two of its insurers, and the amount of the award exceeded our previous estimate by approximately $4.0 million to $5.0 million.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 27, 2004, June 29, 2003, and June 30, 2002

Ongoing lawsuits or arbitrations present risks inherent in disputes of this type, any of which could have a material adverse effect on the Company’s business, financial condition or results of operations. Such potential risks include the continuing expenses of litigation, the risk of loss of patent rights, the risk of injunction against the sale of products incorporating the technology in question, counterclaims and attorneys’ fee liability.

Additionally, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Other Commitments and Contingencies

The Company recorded an estimated excess and obsolete inventory charge of $13.6 million associated with older-generation one Gbps products during the three months ended September 30, 2001. After initially recording this one Gbps reserve in September 2001, the Company has subsequently reduced this reserve by a total of $8.9 million through June 27, 2004, as previously-reserved inventory has been sold. Overall, the Company has been able to recover a significant portion of this reserved inventory that was not expected based on the Company’s forecast and the forecasts received from its customers when this excess and obsolete inventory charge was recorded. In addition to the sale of some of this previously-reserved product, the Company has also scrapped $4.2 million of this reserved inventory and negotiated and paid cancellation charges of $0.2 million through June 27, 2004, related to this excess and obsolete inventory charge since it was initially recorded. As of March 28, 2004, the remaining reserve for one Gbps products was $0.3 million. However, as with all inventory, the Company regularly compares forecasted demand for its one Gbps products against inventory on hand and open purchase commitments and accordingly, the Company may have to record reductions to the carrying value of excess and obsolete inventory if forecasted demand decreases. As of June 27, 2004, the Company had unreserved one Gbps inventory on hand of approximately $0.3 million.

The Company was required to enter into purchase agreements for seven key inventory components, and as of June 27, 2004, the Company’s remaining purchase obligation for the seven components was $5.3 million. As of June 27, 2004, the Company has a $1.0 million letter of credit in place in lieu of a rental deposit on one of its facilities and a $0.1 million of credit in place related to one of its other facilities. The $1.0 million letter of credit was cancelled in fiscal 2005.

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

During the three months ended September 29, 2002, the Company’s Board of Directors expanded the Company’s stock repurchase program to include the repurchase of the Company’s 1.75 percent convertible subordinated notes as well as shares of the Company’s stock. During the three months ended March 30, 2003, the Company’s Board of Directors further expanded the repurchase of the 1.75 percent convertible subordinated notes up to a total purchase price of $190.0 million. During the three months ended September 28, 2003, the Company’s Board of Directors expanded the Company’s stock repurchase program to include the repurchase of all of the Company’s 1.75 percent convertible subordinated notes and extended the entire program to June 2005. At June 27, 2004, the entire $17.0 million face amount of the outstanding 1.75 percent convertible subordinated notes remained authorized for repurchase. In addition, 1.5 million shares of common stock remain authorized for repurchase, after reflecting the repurchase of 1.5 million common shares during the three months ended December 28, 2003.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 27, 2004, June 29, 2003, and June 30, 2002

Stock Option Plans

Under the Company’s Employee Stock Option Plan (the “Plan”), which offers stock options to both domestic and international employees, the exercise price of options granted will not be less than the fair market value at the date of grant. The total number of shares of common stock authorized for issuance under the Plan is 33.7 million, and 2.4 million shares were available for grant at June 29, 2003. Unless otherwise provided by the Board of Directors or a committee of the Board administering the Plan, each option granted under the Plan becomes exercisable at the rate of 25 percent one year after the date of grant with an additional 6.25 percent becoming exercisable each three-month interval thereafter.

On October 9, 1997, the Company’s Board of Directors adopted the Emulex Corporation 1997 Stock Option Plan for Non-Employee Directors (the “Director Plan”), which, as amended, allows for a maximum of 1.7 million shares of common stock, and 0.4 million shares were available for grant at June 27, 2004. The Director Plan currently provides that an option to purchase 30 thousand shares of common stock of the Company will be granted to each non-employee director of the Company upon the first date that such director becomes eligible to participate. These options shall be exercisable as to one-third of the shares on each anniversary of the grant if the director is still a director of the Company. In addition, on each yearly anniversary of the date of the initial grant, each eligible director shall automatically be granted an additional option to purchase 10 thousand shares of common stock. These options shall be exercisable as to one-half of the shares on the six month anniversary, one quarter on the nine month anniversary and one quarter on the year anniversary of the grant date. Options granted under the Director Plan are non-qualified stock options. The exercise price per option granted will not be less than the fair market value at the date of grant. No option granted under the Director Plan shall be exercisable after the expiration of the earlier of (i) ten years following the date the option is granted or (ii) one year following the date the optionee ceases to be a director of the Company for any reason. Options to purchase 0.1 million shares per year were granted under the Director Plan in 2004, 2003 and 2002.

Employee Stock Purchase Plan

In 2001, the Company’s Board of Directors adopted the Employee Stock Purchase Plan (the “Purchase Plan”). Under the Purchase Plan, employees of the Company who elect to participate are granted options to purchase common stock at a 15 percent discount from the lower of the market value of the common stock at the beginning or the end of each six month offering period. The Purchase Plan permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from their salary an amount up to 10 percent of their compensation. The Compensation Committee of the Board of Directors administers the Purchase Plan. The Company has reserved a total of 1.0 million shares of common stock for issuance under the Purchase Plan. A total of 0.5 million shares have been issued by the Plan since its inception and 0.5 million shares were available for purchase at June 27, 2004.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 27, 2004, June 29, 2003, and June 30, 2002

Following is a summary of stock option transactions for 2002, 2003 and 2004:

		Weighted
	Number	average exercise
	of Shares	price per share
Options outstanding at July 1, 2001	9,095,338	27.27
Granted	1,439,000	23.19
Exercised	(847,394)	4.99
Canceled	(366,590)	29.76

Options outstanding at June 30, 2002	9,320,354	28.56
Granted	1,586,500	23.24
Exercised	(518,358)	6.96
Canceled	(292,276)	28.56

Options outstanding at June 29, 2003	10,096,220	$28.84
Granted	5,022,813	18.32
Exercised	(1,284,754)	8.74
Canceled	(1,461,709)	47.84

Options outstanding at June 27, 2004	12,372,570	$24.41

The 5.0 million options granted in 2004 included 2.2 million options that were issued in exchange for the outstanding Vixel options. As of June 27, 2004, June 29, 2003, and June 30, 2002, the number of options exercisable was 7.3 million, 6.2 million, and 3.7 million, respectively, and the weighted average exercise price of those options was $25.74, $28.97 and $27.80, respectively.

	Outstanding Options			Options Exercisable
		Weighted	Weighted
		average	Average		Weighted average
	Outstanding	exercise	remaining	Exercisable	Exercise
Range of	as of	price per	contractual	as of	price per
Exercise Prices	June 27, 2004	option	life (years)	June 27, 2004	option
$0.28 to $10.93	1,956,041	$5.21	5.95	1,522,944	$4.61
$11.07 to $20.84	2,519,497	$16.32	7.14	1,521,339	$15.85
$20.87 to $25.38	2,984,302	$23.08	7.96	1,131,492	$21.73
$25.41 to $30.05	2,487,837	$26.44	8.27	968,606	$26.68
$30.07 to $109.03	2,424,893	$47.84	6.29	2,184,266	$49.03

$0.28 to $109.03	12,372,570	$24.41	7.21	7,328,647	$25.74

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

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 27, 2004, June 29, 2003, and June 30, 2002

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

Note 13 Income Taxes

The components of income tax expense (benefit) are as follows:

	2004	2003	2002
	(in thousands)
Federal:
Current	$18,101	$8,105	$7,776
Deferred	17,019	26,871	(6,539)
State:
Current	4,076	4,609	3,734
Deferred	(1,199)	649	(5,314)
Foreign:
Current	65	28	50

	$38,062	$40,262	$(293)

The income tax expense in 2004, 2003 and 2002 included a charge-in-lieu of taxes of $9.5 million, $4.1 million and $4.3 million, respectively, for current year tax benefits related to exercises of stock options under the Company’s stock option plans. In 2002, additional charges-in-lieu of taxes relate to the release of valuation allowance directly to goodwill and additional paid-in capital. Tax benefits related to the release of valuation allowance were allocated as follows:

	2004	2003	2002
	(in thousands)
Reported in consolidated statement of operations	$—	$—	$17,870
Goodwill	—	—	3,838
Additional paid-in-capital	—	—	39,528

	$—	—	$61,236

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

Income (loss) before income taxes consists of the following:

	2004	2003	2002
	(in thousands)
Domestic	$(494,481)	$105,857	$(96,694)
Foreign	221	94	167

Total	$(494,260)	$105,951	$(96,527)

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 27, 2004, June 29, 2003, and June 30, 2002

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	2004	2003
	(in thousands)
Deferred tax assets:
Capitalization of inventory costs	$224	$124
Reserves not currently deductible	7,887	18,859
Deferred compensation	992	152
Provisions for discontinued operations and consolidation charges	138	12
Net operating loss carryforwards	43,442	5,251
General business and state credit carryforwards	17,719	16,004
Capitalized research and development expenditures	2,349	1,479
Alternative minimum tax credit carryforwards	4,031	4,279
Other	109	111

Total gross deferred tax assets	$76,891	$46,271

Deferred tax liabilities:
Various state taxes	$2,571	$2,580
Intangible – Customer Relationships	13,366	—
Intangible – Assembled workforce	715	715
Intangible – Core technology and patents	32,201	10,827
Depreciation	848	79
Intangible — Other	846	—

Total gross deferred tax liabilities	50,547	14,201

Net deferred tax assets	$26,344	$32,070

Based on the Company’s historical and anticipated future pre-tax results of operations, management believes it is more likely than not that the Company will realize the benefit of the net deferred tax assets existing as of June 27, 2004. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement earnings from operations to fully realize recorded tax benefits. The change in the valuation allowance during 2002 was a decrease of $61.2 million.

The effective income tax expense (benefit) on pretax income (loss) differs from expected federal income tax for the following reasons:

	2004	2003	2002
	(in thousands)
Expected income tax expense (benefit) at 35 percent	$(172,991)	$37,083	$(33,785)
State income tax expense (benefit), net of federal tax benefit	3,414	4,336	(2,102)
Impairment of goodwill	204,743	—	—
Amortization of nondeductible goodwill	—	—	57,271
In–process research and development expenditures	4,000	—	—
Change in valuation allowance allocated to income tax expense	—	—	(17,870)
Extraterritorial income exclusion	(855)	(681)	(1,470)
Research and other credits	(1,443)	(2,705)	(3,077)
Other, net	1,194	2,229	740

	$38,062	$40,262	$(293)

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 27, 2004, June 29, 2003, and June 30, 2002

At June 27, 2004, the Company had federal and state net operating loss carryforwards of $114.1 million and $48.9 million, respectively, which are available to offset future federal and state taxable income. If unused, the federal net operating loss carryforwards will expire during the years 2011 through 2023, and the state net operating loss carryforwards will begin to expire in 2005. Included in these amounts are a Vixel Corporation federal net operating loss carryforward of $112.7 million and a Giganet, Inc. federal net operating loss carryforward of $1.4 million, which were incurred prior to these acquisitions by the Company. The annual utilization of these net operating loss carryforwards is limited due to restrictions imposed under federal law due to a change in ownership.

At June 27, 2004, the Company had federal and state research and experimentation credit carryforwards of $12.1 million and $5.5 million, which are available to reduce federal and state income taxes. If unused, the federal carryforwards expire during the years 2020 through 2024, and the state carryforwards are available indefinitely. For federal purposes, the Company has alternative minimum tax credit carryforwards of approximately $4.0 million, which are available for carryforward indefinitely, and $126 thousand of foreign tax credit carryforwards available through 2009.

The Internal Revenue Service is auditing the Company’s Federal Income tax return for the taxable year ending July 1, 2001. Management does not expect a material impact on the consolidated financial statements from this examination.

Note 14 Revenue by Product Families, Geographic Area and Significant Customers

Revenues by Product Families:

The Company designs and markets three major distinct product families within one industry segment: high-speed Fibre Channel products, IP networking products and the Company’s other products which consist primarily of printer servers and network access products.

	2004	2003	2002
	( in thousands)
Net revenues:
Fibre Channel	$363,871	$304,596	$247,705
IP networking	529	2,408	4,242
Other	22	1,204	2,794

Total net revenues	$364,422	$308,208	$254,741

Revenues by Geographic Area:

The Company’s net revenues by geographic area based on bill-to location are:

	2004		2003		2002
	( in thousands)
United States	$205,390	56%	$185,195	60%	$152,638	60%
Europe	122,773	34%	101,476	33%	90,130	35%
Pacific Rim Countries	36,259	10%	21,537	7%	11,973	5%

	$364,422	100%	$308,208	100%	$254,741	100%

In 2004, 2003 and 2002 net revenues to the United Kingdom, based on bill-to location, were 13, 14 and 14 percent, respectively, and no other country in Europe accounted for more than 10 percent of net revenues during these periods.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 27, 2004, June 29, 2003, and June 30, 2002

Significant Customers:

The following table represents direct sales to customers accounting for greater than 10 percent of the Company’s net revenues or customer accounts receivable accounting for greater than 10 percent of the Company’s accounts receivable. Amounts not presented were less than 10 percent.

	Net Revenues			Accounts Receivable
	2004	2003	2002	2004	2003
Hewlett-Packard, including Compaq	18%	23%	25%	13%	27%
IBM	24%	23%	20%	31%	34%
Info-X	12%	—	—	18%	13%

In addition to direct sales, some of our larger OEM customers purchased or marketed products indirectly through distributors, resellers, or other third parties. Customers with total direct and indirect revenues, including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties, of more than 10 percent were as follows:

	Net Revenues
	2004	2003	2002
Hewlett-Packard, including Compaq	20%	23%	25%
IBM	24%	26%	27%
EMC	24%	22%	22%

Note 15 Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing adjusted net income (loss) by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would be outstanding if the dilutive potential common shares from stock option plans and convertible subordinated notes had been issued. The dilutive effect of outstanding stock options is reflected in diluted net income per share by application of the treasury stock method. The dilutive effect of convertible subordinated notes is reflected in diluted net income per share by application of the “if converted” method. The following table sets forth the computation of basic and diluted net income (loss) per share:

	2004	2003	2002
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(532,322)	$65,689	$(96,234)
Adjustment for interest expense on convertible subordinated notes, net of tax	—	3,416	—

Numerator for diluted net income (loss) per share	$(532,322)	$69,105	$(96,234)

Denominator:
Denominator for basic net income (loss) per share – weighted average shares outstanding	82,293	82,051	81,487
Effect of dilutive securities:
Dilutive options outstanding	—	1,579	—
Dilutive common shares from assumed conversion of outstanding 1.75 percent convertible subordinated notes	—	4,284	—

Denominator for diluted net income (loss) per share – adjusted weighted average shares	82,293	87,914	81,487

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 27, 2004, June 29, 2003, and June 30, 2002

	2004	2003	2002
	(in thousands, except per share data)
Basic net income (loss) per share	$(6.47)	$0.80	$(1.18)

Diluted net income (loss) per share	$(6.47)	$0.79	$(1.18)

Antidilutive options excluded from the computations	12,373	6,696	9,320

Antidilutive common shares from assumed conversion of outstanding convertible subordinated notes excluded from the calculation	1,439	—	6,408

Average market price of common stock	$23.80	$19.71	$29.15

The antidilutive options were excluded from the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares during 2003. As the Company recorded a net loss in 2004 and 2002, all outstanding stock options and potential common shares associated with the Company’s 1.75 percent convertible subordinated notes were excluded in 2004 and 2002, as the effect would have been antidilutive. The effect of the Company’s 0.25 percent contingent convertible subordinated notes issued in December 2003 was excluded as these are contingent convertible subordinated notes and did not meet the criteria for conversion (detailed in note 9) into common stock during 2004.

Note 16 Quarterly Financial Data (Unaudited)

Selected quarterly financial data for 2004 and 2003 is as follows:

					Diluted
					Net Income
	Net		Net		(Loss)
	Revenues	Gross Profit	Income (Loss)		Per share
	(in thousands, except per share data)
2004:
Fourth quarter	$86,438	$54,142	$(572,853	) (1)	$(6.97)
Third quarter	99,038	62,664	14,328		0.17
Second quarter	94,369	59,563	3,615		0.04
First quarter	84,577	56,250	22,588		0.27

Total	$364,422	$232,619	$(532,322)

2003:
Fourth quarter	$81,762	$54,033	$18,439		$0.22
Third quarter	79,573	50,485	(248)		(0.00)
Second quarter	76,448	49,107	15,517		0.19
First quarter	70,425	42,543	31,981		0.37

Total	$308,208	$196,168	$65,689

(1) Includes an impairment of goodwill charge of $583.5 million. See note 7 for additional information.

Note 17 Subsequent Event

Subsequent to the year ended June 27, 2004, the Company’s Board of Directors expanded the Company’s repurchase program to include up to $200 million aggregate par value of the Company’s issued and outstanding 0.25 percent contingent convertible subordinated notes at a discount to par value. On August 25, 2004, the Company repurchased approximately $153 million of it’s 0.25 percent convertible subordinated notes at a discount to face value, spending approximately $137 million. The resulting net pre-tax gain of approximately $13 million from the repurchase of these 0.25 percent convertible subordinated notes will be reported in the first quarter of fiscal 2005. The repurchased notes will be cancelled.

CONSOLIDATED FINANCIAL STATEMENT

SCHEDULE OF EMULEX CORPORATION AND SUBSIDIARIES

Schedule II

EMULEX CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves

Years ended June 27, 2004, June 29, 2003, and June 30, 2002
(in thousands)

		Additions		Amounts
	Balance at	Charged to		Charged		Balance
	Beginning	Costs and	Additions-	Against	Reductions-	At End
Classification	of Period	Expenses	Other (1)	Reserve	Other (2)	Of Period
Year ended July 27, 2004:
Allowance for doubtful accounts	$1,844	$145	$108	$16	$—	$2,081

Sales returns, allowances and reserves	$2,153	$12,476	$—	$11,070	$—	$3,559

Warranty reserve	$2,349	$2,880	$1,453	$2,636	$—	$4,046

Year ended June 29, 2003:
Allowance for doubtful accounts	$1,597	$248	$—	$1	$—	$1,844

Sales returns, allowances and reserves	$718	$5,840	$—	$4,405	$—	$2,153

Warranty reserve	$2,244	$1,642	$—	$1,154	$383	$2,349

Year ended June 30, 2002:
Allowance for doubtful accounts	$1,298	$510	$—	$211	$—	$1,597

Sales returns, allowances and reserves	$961	$4,293	$—	$4,536	$—	$718

Warranty reserve	$1,474	$1,394	$—	$624	$—	$2,244

(1)	Represents the acquisition of Vixel Corporation.

(2)	Change in estimate for preexisting warranties, including expirations

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMULEX CORPORATION
Date: September 9, 2004	By:	/s/ Paul F. Folino

Paul F. Folino
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 9, 2004.

Signature	Title
Principal Executive Officer:
/s/ Paul F. Folino (Paul F. Folino)	Chairman of the Board and Chief Executive Officer
Principal Financial and Accounting Officer:
/s/ Michael J. Rockenbach (Michael J. Rockenbach)	Exec. Vice President, Chief Financial Officer, Secretary and Treasurer
/s/ Fred B. Cox (Fred B. Cox)	Director and Chairman Emeritus
/s/ Michael P. Downey (Michael P. Downey)	Director
/s/ Bruce C. Edwards (Bruce C. Edwards)	Director
/s/ Robert H. Goon (Robert H. Goon)	Director
/s/ Don M. Lyle (Don M. Lyle)	Director

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

3.3	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.3 to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 29, 2002).

3.4	Amendment to Bylaws of the Company adopted by the Board of Directors on March 2, 2001 (incorporated by reference to Exhibit 3.4 to the Company’s 2002 Annual Report on Form 10-K).

3.5	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

4.1	Rights Agreement, dated January 19, 1989, as amended (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

4.2	Certificate regarding extension of Final Expiration Date of Rights Agreement dated January 18, 1999 (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-3, filed on May 17, 1999).

4.3	Form of 1.75% Convertible Subordinated Note due February 1, 2007 (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3, amended on June 28, 2002).

4.4	Indenture between the Company, as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated January 29, 2002, related to the Company’s 1.75% Convertible Subordinated Notes due February 1, 2007 (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-3, amended on June 28, 2002).

4.5	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation dated January 29, 2002, related to the Company’s 1.75% Convertible Subordinated Notes due February 1, 2007 (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-3, amended on June 28, 2002).

4.6	Form of 0.25% Convertible Subordinated Note due December 15, 2023 (incorporated by reference to Exhibit 4.6 to the Company’s quarterly report on Form 10-Q for the quarterly period ended December 28, 2003).

4.7	Indenture between the Company, as Issuer, and U.S. Bank National Association, as Trustee, dated December 12, 2003, related to the Company’s 0.25% Convertible Subordinated Notes due December 15, 2023 (incorporated by reference to Exhibit 4.7 to the Company’s quarterly report on Form 10-Q for the quarterly period ended December 28, 2003).

4.8	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation dated December 12, 2003, related to the Company’s 0.25% Convertible Subordinated Notes due December 15, 2023 (incorporated by reference to Exhibit 4.8 to the Company’s quarterly report on Form 10-Q for the quarterly period ended December 28, 2003).

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
10.1	Giganet, Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed March 2, 2001).

10.2	Emulex Corporation Employee Stock Option Plan, as amended (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 21, 2002).

10.3	Emulex Corporation 1997 Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 21, 2002).

10.4	Emulex Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix D to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 21, 2002).

10.5	Manufacturing agreement dated November 2, 2000, between Emulex Corporation and Manufacturers’ Services, Ltd. (incorporated by reference to Exhibit 10.14 to the Company’s 2001 Annual Report on Form 10-K).

10.6	Standard Commercial Lease between the Flatley Company and Giganet, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s 2001 Annual Report on Form 10-K).

10.7	Form of Key Employee Retention Agreement to which the following executive officers of the Company are a party: Paul F. Folino, James M. McCluney, Kirk D. Roller, William F. Gill, Sadie A. Herrera, Karen Mulvany, Michael J. Rockenbach and Michael E. Smith (incorporated by reference to Exhibit 10.14 to the Company’s 2002 Annual Report on Form 10-K).

10.8	Form of Indemnification Agreement between the Company and each of its directors (incorporated by reference to Exhibit 10.15 to the Company’s 2002 Annual Report on Form 10-K).

10.9	Manufacturing agreement dated June 2, 2003, between Emulex Corporation and Benchmark Electronics Incorporated (incorporated by reference to Exhibit 10.21 to the Company’s 2003 Annual Report on Form 10-K).

10.10	Real Estate Lease dated September 12, 2000, between LM Venture, LLC and Emulex Corporation (incorporated by reference to Exhibit 10.22 to the Company’s 2003 Annual Report on Form 10-K).

10.11	First Amendment to Lease (amendment dated February 8, 2001), between LM Venture LLC and Emulex Corporation (incorporated by reference to Exhibit 10.23 to the Company’s 2003 Annual Report on Form 10-K).

10.12	Vixel Corporation Amended and Restated 1995 Stock Option Plan (incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Registration Statement on Form S-1 of Vixel Corporation (File No. 333-81347), filed on August 16, 1999).

10.13	Vixel Corporation 1999 Equity Incentive Plan (as amended) (incorporated by reference to Exhibit 10.23 of Amendment No. 1 to the Registration Statement on Form S-1 of Vixel Corporation (File No. 333-81347), filed on August 16, 1999).

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
10.14	Vixel Corporation 2000 Non-Officer Equity Incentive Plan (incorporate reference to Exhibit 99.1 of the Registration Statement on Form S-8/S-3 of Vixel Corporation (File No. 333-39000), filed on June 9, 2000).

10.15	First Amendment to Standard Commercial Lease (amendment dated July 1, 2004) between the Flatley Company and Emulex Design & Manufacturing Corporation, successor-in-interest to Giganet, Inc.

21	List of the Company’s subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14 (a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14 (a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.