Form 10-Q
period 2004-09-26
EMULEX CORP /DE/
filed 2004-11-05
CIK 350917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 26, 2004

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

As of November 1, 2004, the registrant had 82,730,324 shares of common stock outstanding.

EMULEX CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EMULEX CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	September 26,	June 27,
	2004.	2004
Assets
Current assets:
Cash and cash equivalents	$110,018	$192,137
Restricted cash	—	23
Investments	249,857	220,114
Accounts and other receivables, net	47,816	61,720
Litigation settlements receivable	—	5,101
Inventories, net	25,021	31,835
Prepaid expenses	4,036	3,572
Deferred income taxes	26,066	26,824

Total current assets	462,814	541,326
Property and equipment, net	64,481	64,570
Investments	197,424	243,125
Other intangibles, net	116,120	122,667
Other assets	1,067	1,293

	$841,906	$972,981

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,939	$21,747
Accrued liabilities	20,658	22,839
Income taxes payable	9,822	9,910

Total current liabilities	46,419	54,496
Convertible subordinated notes	375,372	524,845
Deferred income taxes and other	9,706	486

Total liabilities	431,497	579,827

Commitments and contingencies (notes 7 and 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	—	—
Common stock, $0.10 par value; 240,000,000 shares authorized; 82,595,052 and 82,413,845 issued and outstanding at September 26, 2004, and June 27, 2004, respectively	8,260	8,241
Additional paid-in capital	937,434	936,123
Deferred compensation	(6,128)	(7,754)
Accumulated deficit	(529,157)	(543,456)

Total stockholders’ equity	410,409	393,154

	$841,906	$972,981

See accompanying notes to the condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income
(in thousands, except share data)
(unaudited)

	Three Months Ended
	September 26,	September 28,
	2004	2003
Net revenues	$73,225	$84,577
Cost of sales	29,246	28,327

Gross profit	43,979	56,250

Operating expenses:
Engineering and development	20,197	16,344
Selling and marketing	7,424	4,602
General and administrative	(421)	3,657
Amortization of other intangibles	6,547	1,450
Impairment of goodwill	1,793	—

Total operating expenses	35,540	26,053

Operating income	8,439	30,197

Nonoperating income:
Interest income	3,034	2,498
Interest expense	(1,347)	(1,033)
Gain on repurchase of convertible subordinated notes	13,090	4,665
Other income (expense), net	(10)	106

Total nonoperating income	14,767	6,236

Income before income taxes	23,206	36,433
Income tax provision	8,907	13,845

Net income	$14,299	$22,588

Net income per share:
Basic	$0.17	$0.27

Diluted	$0.17	$0.27

Number of shares used in per share computations:
Basic	82,561	82,541

Diluted	83,788	87,472

See accompanying notes to the condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	September 26,	September 28,
	2004	2003
Cash flows from operating activities:
Net income	$14,299	$22,588
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	3,297	2,874
Amortization of discount on 0.25% convertible subordinated notes	895	—
Gain on repurchase of convertible subordinated notes	(13,090)	(4,665)
Insurance recovery on shareholder litigation settlements	(4,399)	—
Stock-based compensation	1,285	597
Amortization of other intangibles	6,547	1,450
Impairment of goodwill	1,793	—
Loss (gain) on disposal of property and equipment	4	(1)
Deferred income taxes	8,187	7,172
Tax benefit from exercise of stock options	145	751
Provision for doubtful accounts	—	34
Changes in assets and liabilities:
Accounts and other receivables	23,404	(6,103)
Inventories	6,814	(1,481)
Prepaid expenses and other assets	(390)	755
Accounts payable and accrued liabilities	(7,911)	6,623
Restricted cash related to litigation settlements	—	(39,500)
Income taxes payable	(88)	5,911

Net cash provided by (used in) operating activities	40,792	(2,995)

Cash flows from investing activities:
Net proceeds from sale of property and equipment	—	6
Additions to property and equipment	(3,212)	(10,545)
Decrease in restricted cash related to the construction escrow account	23	5,686
Purchases of investments	(102,363)	(114,918)
Maturities of investments	118,321	144,043

Net cash provided by investing activities	12,769	24,272

Cash flows from financing activities:
Proceeds from issuance of common stock under stock option plans	1,526	1,245
Repurchase of convertible subordinated notes	(137,206)	(87,312)

Net cash used in financing activities	(135,680)	(86,067)

Net decrease in cash and cash equivalents	(82,119)	(64,790)
Cash and cash equivalents at beginning of period	192,137	136,971

Cash and cash equivalents at end of period	$110,018	$72,181

Supplemental disclosures:
Noncash investing and financing activities:
Cash paid during the period for:
Interest	$151	$1,826
Income taxes	664	11

See accompanying notes to the condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

1.	Summary of Significant Accounting Policies and Basis of Presentation

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly its financial position as of September 26, 2004, and June 27, 2004, and its condensed consolidated statements of income for the three months ended September 26, 2004, and September 28, 2003, and its condensed consolidated statements of cash flows for the three months then ended. Interim results for the three months ended September 26, 2004, are not necessarily indicative of the results that may be expected for the year ending July 3, 2005. The interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2004.

New Accounting Standards

The Emerging Issues Task Force (“EITF”) recently reached consensus on EITF 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which was ratified by the Financial Accounting Standards Board, or FASB, on October 13, 2004. EITF 04-08 will require the inclusion of shares related to contingently convertible debt instruments for computing diluted earnings per share using the if-converted method, even when the market price contingency has not been met. The effect of EITF 04-08 would increase the weighted average shares outstanding by approximately 8.4 million (related to the Company’s currently outstanding 0.25 percent contingent convertible subordinated notes issued in December 2003) in calculating the Company’s diluted earnings per share calculation, if dilutive. EITF 04-08 would require prior periods earnings per share amounts presented for comparative purposes to be recalculated to conform to this method. This consensus is expected to be effective for fiscal periods beginning after December 15, 2004, upon the effective date of a proposed FASB standard on earnings per share.

In November 2003, the EITF reached an interim consensus on EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” to require additional disclosure requirements for securities classified as available-for-sale or held-to-maturity for fiscal years ending after December 15, 2003. In March 2004, the EITF reached a final consensus on this Issue, to provide additional guidance, which companies must follow in determining whether investment securities have an impairment, which should be considered other-than-temporary. The effective date of this consensus has been delayed pending further FASB action. EITF 03-01 is not expected to have a significant impact on the carrying value of the Company’s investments.

Stock-Based Compensation

The Company accounts for its stock-based awards to employees using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25 and related Interpretations. Stock-based awards to non-employees, if any, are recorded using the fair value method. Had the Company determined compensation cost based on the fair value at the grant date for all its stock options under Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” the Company’s net income would have been the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended
	September 26,	September 28,
	2004	2003
Net income as reported	$14,299	$22,588
Add: total employee stock-based compensation expense included in net income as reported, net of related tax effects	931	596
Deduct: Total employee stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(6,900)	(7,976)

Pro forma net income	$8,330	$15,208

Pro forma net income per share:
Basic — as reported	$0.17	$0.27

Basic — pro forma	$0.10	$0.18

Diluted — as reported	$0.17	$0.27

Diluted — pro forma	$0.10	$0.18

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

The fair value of each option granted during the three months ended September 26, 2004, and September 28, 2003, was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	September 26,	September 28,
	2004	2003
Risk-free interest rate	2.9%	2.3%
Stock volatility	84.0%	117.7%
Dividend yield	0.0%	0.0%
Average expected lives (years)	2.8	2.6
Weighted-average fair value per option granted	$5.34	$15.64

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

On November 13, 2003, the Company completed the cash tender offer to acquire all outstanding shares of Vixel Corporation for $10.00 net per share, without interest. On November 17, 2003, the Company completed its acquisition of Vixel. The Company acquired Vixel to expand its Fibre Channel product line and paid $298.4 million in cash for all outstanding common stock, preferred stock and warrants of Vixel Corporation. The Company also incurred acquisition-related expenses of $6.7 million in cash. In addition, the Company issued 2.2 million stock options with a fair value of approximately $47.5 million and kept the original vesting periods for the options in exchange for the outstanding Vixel options for a total acquisition value of $352.7 million. The Company calculated the fair value of the 2.2 million stock options issued at the date of acquisition using the Black-Scholes option-pricing model. Operations of Vixel, since the acquisition, have been included within the Company’s one operating segment, networking products.

As a result of the acquisition, the Company reduced the headcount obtained from Vixel by a total of 24 employees, 23 of whom left during fiscal 2004. The remaining employee left during the three months ended September 26, 2004.

The total purchase and allocation among the fair values of tangible and intangible assets and liabilities (including purchased IPR&D) are summarized as follows (in thousands):

Tangible assets	$31,289
Liabilities	12,736

Net tangible assets	18,553

Identifiable intangible assets :
In-process research and development	11,400
Core technology	43,300
Developed technology	9,400
Patents	13,100
Backlog	500
Customer relationships	38,200
Tradename	5,000
Covenants not-to-compete	3,100
Deferred taxes	8,193
Goodwill	188,036
Deferred compensation	13,926

$352,708

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Intangible assets with identifiable lives are being amortized on a straight-line basis since the acquisition date for their remaining estimated lives as follows:

Core technology	7 years
Developed technology	4 years
Patents	2 to 7 years
Backlog	3 months
Customer relationships	5 years
Tradename	7 years
Covenants not-to-compete	3 years
Weighted-average amortization period	6 years

The acquisition has been included in the condensed consolidated balance sheets of the Company and the operating results of Vixel have been included in the condensed consolidated statements of operations of the Company since the date that the Company gained effective control of Vixel, November 13, 2003.

In connection with the preparation of Vixel Corporation’s tax return in the first quarter of fiscal 2005, the Company revised estimates and discovered errors related to the deferred tax assets of Vixel Corporation (acquired in November 2003). As a result, the Company recorded a $1.8 million impairment of goodwill in the three months ended September 26, 2004. Had these items been recorded in fiscal 2004, the Company’s net loss would have been $1.8 million higher, or $534.1 million, instead of $532.3 million. The Company does not believe that this $1.8 million impairment of goodwill is material to fiscal 2004 or will be material to fiscal 2005 operations or financial results. Excluding this adjustment, net income for the three months ended September 26, 2004, would have been $16.1 million.

3.	Inventories

Inventories, net, are summarized as follows:

	September 26,	June 27,
	2004	2004
	(in thousands)
Raw materials	$15,277	$19,181
Finished goods	9,744	12,654

	$25,021	$31,835

4.	Other Intangibles

Other intangibles, net, are as follows:

	September 26,	June 27,
	2004	2004
	(in thousands)
Intangible assets subject to amortization:
Core technology and patents	$99,094	$99,094
Accumulated amortization, core technology and patents	(28,387)	(24,774)
Developed technology	9,400	9,400
Accumulated amortization, developed technology	(2,059)	(1,472)
Customer relationships	38,200	38,200
Accumulated amortization, customer relationships	(6,696)	(4,786)
Tradename	5,000	5,000
Accumulated amortization, tradename	(626)	(448)
Covenants not-to-compete	3,100	3,100
Accumulated amortization, covenants not-to-compete	(906)	(647)

Intangible assets subject to amortization	$116,120	$122,667

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

The intangible assets subject to amortization are being amortized on a straight-line basis over lives ranging from two to seven years. Aggregated amortization expense for these intangibles for the three months ended September 26, 2004, was $6.5 million. For the following five full fiscal years aggregated amortization expense is expected to be (in thousands):

2005	$26,190
2006	$26,127
2007	$25,442
2008	$21,302
2009	$11,597

5.	Other Assets

Components of other assets are as follows:

	September 26,	June 27,
	2004	2004
	(in thousands)
Deferred debt issuance costs-convertible subordinated notes, net	$602	$833
Long-term prepaid assets	363	236
Refundable deposits	102	224

	$1,067	$1,293

6.	Accrued Liabilities

Components of accrued liabilities are as follows:

	September 26,	June 27,
	2004	2004
	(in thousands)
Payroll and related costs	$7,388	$8,936
Accrued interest	305	162
Warranty reserves	3,949	4,046
Deferred revenue	1,384	1,561
Accrued advertising and promotions	1,216	1,139
Other	6,416	6,995

	$20,658	$22,839

Deferred revenue includes an accrual for estimated returns and allowances of $1.4 million and $1.6 million at September 26, 2004 and June 27, 2004, respectively.

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

Changes to the warranty reserve for the three months ended September 26, 2004, and September 28, 2003, were:

	September 26,	September 28,
	2004	2003
	(in thousands)
Balance at beginning of period	$4,046	$2,349
Additions to costs and expenses	486	648
Amounts charged against reserve	(583)	(427)

Balance at end of period	$3,949	$2,570

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

7.	Convertible Subordinated Notes

In fiscal 2002, the Company completed a $345.0 million private placement of 1.75 percent convertible subordinated notes due February 1, 2007. Interest is payable in cash on February 1 and August 1 of each year beginning August 1, 2002. These notes may be converted by the holder at any time into shares of the Company’s common stock at the conversion price of $53.84 per share, subject to the potential adjustments described in the terms of the notes issued. The Company may redeem the notes on or after February 5, 2005, in whole or in part. The Company incurred associated issuance costs of approximately $11.0 million.

During the three months ended September 28, 2003, as part of a repurchase program authorized by the Company’s Board of Directors, the Company bought back approximately $93.9 million in face value of its 1.75 percent convertible subordinated notes at a discount to face value for approximately $87.3 million. The resulting net pre-tax gain of approximately $4.7 million was recorded in the three months ended September 28, 2003. Beginning in the quarter ended September 29, 2002, to date, the Company has bought back approximately $328.0 million face value of its 1.75 percent convertible subordinated notes for approximately $289.8 million, resulting in a net pre-tax gain of approximately $31.4 million recorded in prior periods. The repurchased notes were cancelled, leaving 1.75 percent convertible subordinated notes outstanding with a face value of approximately $17.0 million that, if converted, would result in the issuance of approximately 0.3 million shares. At September 26, 2004, the entire $17.0 million face amount of the outstanding 1.75 percent convertible subordinated notes remained authorized for repurchase.

In fiscal 2004, the Company completed a $517.5 million private placement of 0.25 percent contingent convertible subordinated notes due December 15, 2023. Interest is payable in cash on June 15 and December 15 of each year beginning June 15, 2004. Under the terms of the offering, the notes will be convertible into shares of Emulex common stock at a price of $43.20 per share at the option of the holder upon the occurrence of any of the following:

•	prior to December 15, 2021, on any date during any fiscal quarter (and only during such fiscal quarter) after the fiscal quarter ending December 31, 2003, if the closing sale price of the Company’s common stock was more than 120% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last day of the previous fiscal quarter;

•	on or after December 15, 2021, at all times on or after any date on which the closing sale price of the Company’s common stock is more than 120% of the then current conversion price of the notes;

•	if the Company elects to redeem the notes on or after December 20, 2008;

•	upon the occurrence of specified corporate transactions or significant distributions to holders of the Company’s common stock; or

•	subject to specified exceptions, for the ten business day period after any five consecutive trading day period in which the average trading prices for the notes for such five trading day period was less than 98% of the average conversion value of the notes during that period.

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

During the three months ended September 26, 2004, the Company’s Board of Directors expanded the Company’s repurchase program to include up to $200 million aggregate par value of the Company’s issued and outstanding 0.25 percent contingent convertible subordinated notes at a discount to par value. On August

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

25, 2004, the Company repurchased approximately $153.0 million of its 0.25 percent convertible subordinated notes at a discount to face value, spending approximately $137.2 million. The resulting net pre-tax gain of $13.1 million from the repurchase of these 0.25 percent convertible subordinated notes was recorded in the three months ended September 26, 2004. The repurchased notes were cancelled, leaving 0.25 percent convertible subordinated notes outstanding with a face value of approximately $364.5 million that, if converted, would result in the issuance of approximately 8.4 million shares. At September 26, 2004, approximately $47 million aggregate par value of the Company’s 0.25 percent contingent convertible notes remained authorized for repurchase.

8.	Commitments and Contingencies

Litigation

On May 23, 2003, Vixel filed a patent infringement action against Brocade Communications Systems, Inc. in the United States District Court for the Northern District of California, Civil Action No. C-030-02446. The complaint states that Brocade is infringing U.S. Patent No. 6,185,203, entitled “Fibre Channel Switching Fabric,” U.S. Patent No. 6,118,776, entitled “Methods and Apparatus for Fibre Channel Interconnection of Private Loop Devices,” and U.S. Patent No. 6,470,007, entitled “Interconnect System for Fibre Channel Arbitrated Loop Including Private Loop Devices,” through the unauthorized manufacture, use, sale and offering for sale of various storage area network switching products, including but not limited to, Brocade’s Silkworm switch products. Brocade denied infringement and challenged the validity of the patents referenced. Brocade also challenged the enforceability of those patents. In the suit against Brocade, Vixel was seeking unspecified past damages, potential future royalties, or, alternatively, injunctive relief.

On September 24, 2004, Emulex Corporation and Brocade Communications Systems, Inc. entered into a settlement including a litigation standstill agreement whereby Emulex and Brocade agreed to dismiss without prejudice their claims and counterclaims against each other in the pending patent infringement case in the United States District Court for the Northern District of California entitled Vixel Corporation. v. Brocade Communications Systems, Inc., Civil Action No. C-030-02446. The settlement included the formation of a strategic relationship under which the parties are to work together to pursue mutual objectives. Under the litigation standstill agreement both parties preserved their respective rights, no restrictions of any kind were imposed on either party’s ability to sell products, no licenses were granted by either party, no money was exchanged, and they agreed to a three year standstill during which neither party may initiate litigation against the other party with respect to certain of their respective patents.

On November 15, 2001, prior to the Company’s acquisition of Vixel Corporation, a securities class action was filed in the United States District Court in the Southern District of New York as Case No. 01 CIV. 10053(SAS), Master File No. 21 MC 92 (SAS) against Vixel and two of its officers and directors and certain underwriters who participated in the Vixel initial public offering in late 1999. The amended complaint alleges violations under Section 10(b) of the Exchange Act and Section 11 of the Securities Act and seeks unspecified damages on behalf of persons who purchased Vixel stock during the period October 1, 1999 through December 6, 2000. In October 2002, the parties agreed to toll the statute of limitations with respect to Vixel’s officers and directors until September 30, 2003, and on the basis of this agreement, Vixel’s officers and directors were dismissed from the lawsuit without prejudice. During June 2003, Vixel and the other issuer defendants in the action reached a tentative settlement with the plaintiffs that would, among other things, result in the dismissal with prejudice of all claims against the defendants and their officers and directors. In connection with the possible settlement, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements so that they would not expire prior to any settlement being finalized. Although Vixel approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the court.

On October 9, 2003, before the Company’s acquisition of Vixel, a purported class action lawsuit was filed in King County Superior Court of the State of Washington against Vixel and each of Vixel’s directors and certain unnamed individuals (the “Vixel Parties”), entitled Russell Fink v. Vixel Corporation, et al., Case No. 03-2-37226-9SEA. The complaint made general allegations that, among other things, Vixel’s directors breached their fiduciary duties to Vixel stockholders in connection with the approval of the merger with Emulex and

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

sought to enjoin the tender offer and have the merger agreement declared unlawful, among other forms of relief. On November 7, 2003, the Vixel Parties entered into a memorandum of understanding for a $0.7 million settlement with the plaintiff in the class action suit pursuant to which the parties have agreed to settle the action, subject to court approval. The $0.7 million was recorded as general and administrative expense during the three months ended December 28, 2003. Formal settlement documents were signed on May 5, 2004 and the plaintiff has completed discovery as agreed to by the parties. In August 2004, final court approval was obtained for the settlement of the Fink v. Vixel litigation, and the Company paid the $0.7 million settlement. Subsequent to the three months ended September 26, 2004, the Company received a $0.3 million reimbursement from its insurer relating to the Fink v. Vixel litigation.

Beginning on or about February 20, 2001, the Company and certain of its officers and directors were named as defendants in a number of securities class action lawsuits filed in the United States District Court, Central District of California, Case No. SACV-01-219 GLT (ANx). The plaintiffs in the actions represent purchasers of the Company’s common stock during various periods ranging from January 18, 2001, through February 9, 2001. The complaints alleged that the Company and certain of its officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints generally seek compensatory damages, costs and attorney’s fees in an unspecified amount. In addition, the Company has received inquiries about events giving rise to the lawsuits from the SEC and the Nasdaq Stock Market. On April 22, 2003, the Company entered into two Memoranda of Understanding agreeing to terms of settlement for both the class action and derivative litigation. The settlement was approved and $39.5 million held in escrow was paid to the plaintiffs. Gateway Partners filed a challenge to the allocation of settlement funds among the plaintiffs and adequacy of the settlement notice, and a hearing on such challenge was scheduled for November 22, 2004. During the three months ended March 28, 2004, the Company reached an agreement with one of its insurers, under which the Company received $10.0 million less $2.0 million previously paid by the insurer for the defense of the securities class action lawsuits, resulting in a net payment to the Company of $8.0 million. In July 2004, the Company obtained an arbitration award against two of its insurers, and subsequently collected a total of $9.5 million plus $0.3 million in interest. As amounts received exceeded the $5.1 million receivable reflected on the Company’s books, the Company recorded a reduction in general and administrative expenses during the three months ended September 26, 2004, of $4.4 million, as well as interest income of $0.3 million.

Ongoing lawsuits present inherent risks, any of which could have a material adverse effect on the Company’s business, financial condition or results of operations. Such potential risks include the continuing expenses of litigation, counterclaims and attorneys’ fee liability.

Additionally, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Other Commitments and Contingencies

The Company has entered into purchase agreements for key inventory components, and as of September 26, 2004, the Company’s remaining purchase obligation for these key components was $4.6 million. The Company’s total remaining inventory purchase obligation as of September 26, 2004, was $18.1 million.

9.	Earnings per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing adjusted net income by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would be outstanding if the potential common shares from stock option plans and convertible subordinated notes had been issued. The dilutive effect of outstanding stock options is reflected in diluted net income per share by application of the treasury stock method. The dilutive effect of convertible subordinated notes is reflected in diluted net income per share by application of the if-converted method. The following table sets forth the computation of basic and diluted net income per share:

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	Three Months Ended
	September 26,	September 28,
	2004	2003
	(in thousands, except per share data)
Numerator:
Net income	$14,299	$22,588
Adjustment for interest expense on convertible subordinated notes, net of tax	64	640

Numerator for diluted net income per Share	$14,363	$23,228

Denominator:
Denominator for basic net income per share — weighted average shares outstanding	82,561	82,541
Effect of dilutive securities:
Dilutive options outstanding	912	1,700
Dilutive common shares from assumed conversion of 1.75% convertible subordinated notes	315	3,231

Denominator for diluted net income per share — adjusted weighted average shares outstanding	83,788	87,472

Basic net income per share	$0.17	$0.27

Diluted net income per share	$0.17	$0.27

Antidilutive options excluded from computations	10,079	7,077

Average market price of common stock	$11.24	$23.68

The antidilutive options were excluded from the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares during the three months ended September 26, 2004 and September 28, 2003. The effect of the Company’s 1.75 percent convertible subordinated notes is included in the calculations above. The effect of the Company’s 0.25 percent contingent convertible subordinated notes issued in December 2003 was excluded as these are contingent convertible subordinated notes and did not meet the criteria for conversion into common stock during the three months ended September 26, 2004. However, EITF 04-08 would require the inclusion of shares related to contingently convertible debt instruments for computing diluted earnings per share using the if-converted method, even when the market price contingency has not been met. See note 1 for more information on EITF 04-08.

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

Actual future results could differ materially from those described in the forward-looking statements as a result of a variety of factors, including those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, and, in particular, the subsection entitled “Risk Factors.” These factors include risks related to the fact that the economy generally, and the technology and storage segments specifically, have been in a state of uncertainty making it difficult to determine if past experience is a good guide to the future and making it impossible to determine if markets will grow or shrink in the short term. Our results have been significantly impacted by a widespread slowdown in information technology investment that has also pressured the storage networking market that is the mainstay of our business. A continued downturn in information technology spending could adversely affect our revenues and results of operations. As a result of this uncertainty, we are unable to predict with any accuracy what future results might be. Other factors affecting these forward-looking statements include, but are not limited to, the following: slower than expected growth of the storage networking market or the failure of our Original Equipment Manufacturer, or OEM, customers to successfully incorporate our products into their systems; our dependence on a limited number of customers and the effects of the loss of, or decrease or delays in orders by, any such customers, or the failure of such customers to make payments; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of our or our OEM customers’ new or enhanced products; the variability in the level of our backlog and the variable booking patterns of our customers; the effects of terrorist activities, natural disasters and resulting political or economic instability; the highly competitive nature of the markets for our products, as well as pricing pressures that may result from such competitive conditions; our ability and the ability of our OEM customers to keep pace with the rapid technological changes in our industry and gain market acceptance for new products and technologies; the effect of rapid migration of customers towards newer, lower cost product platforms; possible transitions from board or box level to application specific integrated circuit, or ASIC, solutions for selected applications; a shift in unit product mix from high-end to lower-end products; a decrease in the average unit selling prices or an increase in the manufactured cost of our products; delays in product development; our reliance on third-party suppliers and subcontractors for components and assembly; any inadequacy of our intellectual property protection or the potential for third-party claims of infringement; inadequacy of our system of internal controls; our ability to attract, retain and motivate key technical personnel; our dependence on foreign sales and foreign-produced products; the effect of acquisitions; impairment charges; and changes in tax rates or changes in accounting standards, including changes in the accounting treatment of employee stock options and contingent convertible debt.

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

Executive Overview

Emulex Corporation is the world leader in Fibre Channel host bus adapters, or HBAs, and delivers a broad range of intelligent building blocks, including embedded storage switches and Input/Output, or I/0, controllers for next generation storage networking systems. HBAs are the data communication products that enable servers to connect to storage networks by offloading communication-processing tasks as information is delivered and sent to the storage network. Embedded storage switches and I/0 controllers are deployed inside storage arrays, tape libraries and other storage appliances, delivering improved performance and reliability and storage connectivity. The demand for our

Fibre Channel products has been driven by the demand for high-performance storage networking products and solutions that support enterprise-computing applications. We rely almost exclusively on OEMs and sales through distribution channels for our revenue. Our products have been selected by the world’s leading server and storage providers, including Dell, EMC, Fujitsu Ltd., Fujitsu Siemens, Bull, Hewlett-Packard, Hitachi Data Systems, IBM, NEC, Network Appliance, Quantum Corp., StorageTek, Sun Microsystems, Unisys and Xyratex. Our distribution partners include ACAL, Avnet, Bell Microproducts, Info-X, Netmarks, Tech Data, Tidalwire and Tokyo Electron. In addition, we include industry leaders Brocade, Computer Associates, Intel, McDATA, Microsoft and VERITAS among our strategic partners. The market for storage networking products is concentrated among large OEMs and, as such, a significant portion of our revenues is generated from sales to a limited number of customers.

Despite the downturn in information technology spending in general and the computer and storage systems in particular, we believe that our investment in the storage networking market represents our greatest opportunity for revenue growth and profitability for the foreseeable future. Although we did reduce our headcount by 27 in August in an effort to realign our resources, we continue to, and currently plan to invest in capital equipment and increase research and development spending to deliver leading-edge products to our customers, including four gigabit per second connectivity solutions, increased Linux offerings, and products focused on the small to medium business markets. We focus on on-time development of leading-edge next-generation products and on-time deliveries of current products to our customers and high-quality, cost-effective manufacturing to ensure that we continue having the gross margin and operating margins necessary to sustain profitability and cash flow from operations to fund our future business needs. As of September 26, 2004, we had a total of 487 employees.

Our corporate headquarters are located at 3333 Susan Street, Costa Mesa, California 92626. Our periodic and current reports filed with or furnished to the Securities and Exchange Commission pursuant to the requirements of the Securities and Exchange Act of 1934 are available free of charge through our website (www.emulex.com) as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. References contained herein to “Emulex,” the “Company,” the “Registrant,” “we,” “our,” and “us” refer to Emulex Corporation and its subsidiaries.

Business Combination

On November 13, 2003, we completed the cash tender offer by Aviary Acquisition Corporation, our wholly owned subsidiary, to acquire all outstanding shares of Vixel Corporation for $10.00 net per share, without interest. On November 17, 2003, we completed our acquisition of Vixel. We acquired Vixel, a leading supplier of embedded switch ASIC’s and subsystems for the storage networking market, to expand our Fibre Channel product line and paid $298.4 million in cash for all outstanding common stock, preferred stock and warrants of Vixel Corporation. We also incurred acquisition-related expenses of $6.7 million in cash. In addition, we issued 2.2 million stock options with a fair value of approximately $47.5 million and kept the original vesting periods for the options in exchange for the outstanding Vixel options for a total acquisition value of $352.7 million. We calculated the fair value of the 2.2 million stock options issued at the date of acquisition using the Black-Scholes option-pricing model. The operations of Vixel, since its acquisition, are included within the Company’s one operating segment, networking products. Additional information is contained below under “Impairment of Goodwill.”

Results of Operations

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere herein.

	Percentage of Net Revenues
	Three months ended
	September 26,	September 28,
	2004	2003
Net revenues	100.0%	100.0%
Cost of sales	39.9	33.5

Gross profit	60.1	66.5

Operating expenses:
Engineering and development	27.6	19.3
Selling and marketing	10.2	5.5
General and administrative	(0.6)	4.3
Amortization of other intangibles	9.0	1.7
Impairment of goodwill	2.4	—

Total operating expenses	48.6	30.8

Operating income	11.5	35.7

Nonoperating income:
Interest income	4.1	3.0
Interest expense	(1.8)	(1.2)
Gain on repurchase of convertible subordinated notes	17.9	5.5
Other income (expense), net	—	0.1

Total non-operating income	20.2	7.4

Income before income taxes	31.7	43.1

Income tax provision	12.2	16.4

Net income	19.5%	26.7%

Three months ended September 26, 2004, compared to three months ended September 28, 2003

Net Revenues. Net revenues for the first quarter of fiscal 2005 ended September 26, 2004, decreased by $11.4 million, or 13 percent, to $73.2 million, compared to $84.6 million for the same quarter of fiscal 2004 ended September 28, 2003.

The following chart details our net revenues by product line for the three months ended September 26, 2004 and September 28, 2003:

Net Revenues by Product Line

	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	September 26,	of Net	September 28,	of Net	Increase/	Percentage
(in thousands)	2004	Revenues	2003	Revenues	(Decrease)	Change
Fibre Channel	$73,216	100%	$84,100	99%	$(10,884)	(13)%
IP networking	4	—	472	1%	(468)	(99)%
Other	5	—	5	—	—	—

Total net revenues	$73,225	100%	$84,577	100%	$(11,352)	(13)%

From a product line perspective, net revenues generated from our Fibre Channel products for the three months ended September 26, 2004, were $73.2 million, a decrease of $10.9 million, or 13 percent, compared to Fibre Channel product revenues of $84.1 million for the three months ended September 28, 2003, and represented substantially all of our net revenues. We believe that our net revenues from our broad range of Fibre Channel Input/Output, or I/O, and switching products are being generated primarily as a result of our product certifications and qualifications with OEM customers, which generate both direct OEM sales and indirect sales through distribution. Our IP networking products consist of both our iSCSI products, which have not completed development, as well as legacy VI and cLAN products. We expect that our VI, cLAN and traditional networking products, which have all entered end-of-life status, will contribute negligible revenues to succeeding quarters. We do not expect material revenue from iSCSI products for the foreseeable future.

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

Net Revenues by Major Customers

	Direct Revenues		Total Direct and Indirect Revenues (2)
	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 26,	September 28,	September 26,	September 28,
(in thousands)	2004	2003	2004	2003
Net revenue percentage (1) :
IBM	28%	21%	28%	21%
Hewlett-Packard	17%	19%	19%	21%
Tidalwire	—	16%	—	—
Info-X	—	11%	—	—
EMC	—	—	14%	31%

(1)	Amounts less than 10 percent are not presented.

(2)	Customer-specific models sold indirectly are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.

Direct sales to our top five customers accounted for 62 percent of total net revenues for the three months ended September 26, 2004, compared to 74 percent for the three months ended September 28, 2003, and we expect to be similarly concentrated in the future. Our net revenues from our customers can be significantly impacted by changes to our customers business, as well as changes in the business models of our customers. Our EMC-specific models are sold both directly to EMC and indirectly through distributors such as Info-X and Tidalwire. As a result, for the three months ended September 26, 2004, and September 28, 2003, direct revenues attributable to EMC were less than 10 percent, but direct and indirect revenues attributable to EMC were greater than 10 percent of total net revenues. Under EMC’s upcoming Select Program, a portion of the sales of our EMC-specific models will no longer be sold through EMC’s distribution partners, but instead will be directly purchased by EMC from Emulex. These direct purchases will remain in our inventory and will not be recognized as revenue until they are shipped out to EMC’s customers, whereas purchases of EMC-specific models made by EMC’s distribution partners are recognized as revenue upon shipment and title transfer to these distributors. During the three months ended September 26, 2004, as the level of inventory held by EMC’s distribution partners was decreased in preparation for EMC’s Select Program, fewer EMC-specific models were sold to EMC’s distribution partners, reducing our revenue.

The following chart details our net revenues by sales channel for the three months ended September 26, 2004, and September 28, 2003:

Net Revenues by Sales Channel

	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	September 26,	of Net	September 28,	of Net	Increase/	Percentage
(in thousands)	2004	Revenues	2003	Revenues	(Decrease)	Change
OEM	$50,851	70%	$48,010	57%	$2,841	6%
Distribution	22,262	30%	36,527	43%	(14,265)	(39%)
Other	112	—	40	—	72	180%

Total net revenues	$73,225	100%	$84,577	100%	$(11,352)	(13%)

From a sales channel perspective, net revenues generated from OEM customers were 70 percent of total net revenues and sales through distribution were 30 percent in the three months ended September 26, 2004 compared to net revenues from OEM customers of 57 percent and sales through distribution of 43 percent in the three months ended

September 28, 2003. The decrease in distribution sales is primarily due to the reduced sales of EMC-specific models to EMC’s distribution partners as discussed above.

The following chart details our net domestic and international revenues based on billed-to location for the three months ended September 26, 2004, and September 28, 2003:

Net Domestic and International Revenues

	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	September 26,	of Net	September 28,	of Net	Increase/	Percentage
(in thousands)	2004	Revenues	2003	Revenues	(Decrease)	Change
Domestic	$37,675	52%	$52,975	63%	$(15,300)	(29%)
Europe	24,253	33%	23,026	27%	1,227	5%
Pacific Rim	11,297	15%	8,576	10%	2,721	32%

Total net revenues	$73,225	100%	$84,577	100%	$(11,352)	(13%)

We believe the decreases in domestic net revenues were principally due to the reduced sales of EMC-specific models to EMC’s distribution partners as discussed above. Because we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.

Gross Profit. Cost of sales included the cost of production of finished products as well as support costs and other expenses related to inventory management, manufacturing quality and order fulfillment. In the three months ended September 26, 2004, gross profit decreased $12.3 million, or 22 percent, to $44.0 million, from $56.3 million in the three months ended September 28, 2003. The decrease in gross profit in the three months ended September 26, 2004, compared to the three months ended September 26, 2003, was primarily due to lower net revenues and production volumes and the increased mix of lower margin Fibre Channel switch business acquired in the acquisition of Vixel Corporation in November 2003. For the three months ended September 26, 2004, and September 28, 2003, cost of sales included only $38 thousand and $4 thousand of amortized deferred stock-based compensation expenses, respectively. Gross margin decreased from 67 percent for the three months ended September 28, 2003, to 60 percent for the three months ended September 26, 2004. This decrease in gross margin is also due primarily to lower production volumes of HBAs as we temporarily curtailed production to reduce inventory, spreading our fixed manufacturing costs across fewer units during the three months ended September 26, 2004, compared to the three months ended September 28, 2003, as well as to the increased mix of Fibre Channel switches which carry lower gross margins than HBAs. Additionally, the three months ended September 28, 2003, included a benefit of $1.8 million as previously-reserved one gigabit per second excess and obsolete inventory was sold.

Engineering and Development. Engineering and development expenses consisted primarily of salaries and related expenses for personnel engaged in the design, development and technical support of our products. These expenses included third-party fees paid to consultants, prototype development expenses and computer services costs related to supporting computer tools used in the engineering and design process. Engineering and development expenses were $20.2 million and $16.3 million in the three months ended September 26, 2004, and September 28, 2003, representing 28 and 19 percent of net revenues in each period, respectively. Engineering and development expenses increased by $3.9 million, or 24 percent, in the three months ended September 26, 2004, compared to the three months ended September 28, 2003. This increase was primarily due to the inclusion of the engineering and development expenses associated with our acquisition of Vixel. Since we completed our integration of Vixel’s day-to-day operations during the three months ended March 28, 2004, we no longer separately track former-Vixel operations. However, the expenses associated with the former-Vixel operations are estimated to account for approximately $2.7 million, or approximately 70 percent of the overall $3.9 million increase. The remaining increase was due to our continued investment in Fibre Channel I/O and IP engineering and development, which represented substantially all of our engineering and development efforts and expenses prior to the acquisition of Vixel. Engineering and development expenses included $0.5 million and $0.4 million of amortized deferred stock-based compensation expenses for the three months ended September 26, 2004, and September 28, 2003, respectively. Due to the technical nature of our products, engineering support is a critical part of our strategy during both the development of our products and the support of our customers from product design through deployment into the market. We intend to continue to make significant investments in the technical support and enhancement of our current products, as well as the continued development of new products. Engineering expenses can fluctuate significantly from quarter to quarter depending on several factors, including, but not limited to, non-recurring engineering charges associated with new product introduction schedules, hiring patterns and depreciation of capital equipment.

Selling and Marketing. Selling and marketing expenses consisted primarily of salaries, commissions and related expenses for personnel engaged in the marketing and sales of our products, as well as trade shows, product literature, promotional support costs and other advertising-related costs. Selling and marketing expenses were $7.4 million and $4.6 million in the three months ended September 26, 2004, and September 28, 2003, representing 10 and five percent of net revenues, respectively. Selling and marketing expenses increased by $2.8 million, or 61 percent, in the three months ended September 26, 2004, compared to the three months ended September 28, 2003. This increase was primarily due to the inclusion of the selling and marketing expenses associated with our acquisition of Vixel. Similar to engineering and development expenses, we no longer track former-Vixel operations separately. However, the expenses associated with the former-Vixel operations are estimated to account for approximately $1.4 million, or approximately 49 percent of the overall $2.8 million increase. Additionally, selling and marketing expenses related to personnel; travel and entertainment; and advertising and other promotions for the three months ended September 26, 2004, increased by approximately $0.3 million, $0.3 million and $0.5 million, respectively, compared to the same period of the prior year. For the three months ended September 26, 2004, selling and marketing expenses included $0.2 million of amortized deferred stock-based compensation expenses. For the three months ended September 28, 2003 selling and marketing expenses included $0.1 million of amortized deferred stock-based compensation expenses. As a portion of selling and marketing expenses, such as selling and marketing employees’ base compensation and amortized deferred stock-based compensation expense, is not driven directly by increases or decreases in net revenues, the expenses have fluctuated as a percent of net revenues.

General and Administrative. Ongoing general and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees and other associated corporate expenses. General and administrative expenses were $(0.4) million in the three months ended September 26, 2004. General and administrative expenses for the three months ended September 26, 2004, included a $4.4 million reduction related to reimbursement received from our insurance carriers during the three months ended September 26, 2004, in excess of our receivable. This reimbursement is related to the shareholder litigation settled and recorded as general and administrative expense in our fiscal year ended June 29, 2003. General and administrative expenses for the three months ended September 26, 2004, excluding this $4.4 million insurance reimbursement would have been $4.0 million, or five percent of net revenues, compared to $3.7 million, or four percent of net revenues, for the three months ended September 28, 2003. This would represent an increase of $0.3 million, or nine percent, in the three months ended September 26, 2004, excluding the insurance recovery, compared to the three months ended September 28, 2003. The increase includes general and administrative expenses associated with our acquisition of Vixel. Similar to other operating expenses, we no longer track former-Vixel operations separately. However, the expenses associated with the former-Vixel operations are estimated to account for approximately $0.2 million of the increase in general and administrative expenses. For the three months ended September 26, 2004, general and administrative expenses included $0.5 million of amortized deferred stock-based compensation expenses. For the three months ended September 28, 2003, general and administrative expenses included $37 thousand of amortized deferred stock-based compensation expenses.

Amortization of Other Intangibles. Amortization of other intangibles included the amortization of intangible assets with estimable lives related to the acquisitions of Vixel in November 2003 and Giganet in March 2001, as well as the purchase of the technology assets of Trebia Networks in October 2003. For the three months ended September 26, 2004, amortization of other intangibles was $6.5 million, or nine percent of net revenues. Amortization of other intangibles for the three months ended September 28, 2003, only include the acquisition of Giganet and was $1.5 million, or two percent of net revenues. The $5.1 million increase in amortization of other intangibles for the three months ended September 26, 2004, in comparison to the same three month period of the prior year was due to the addition of amortization related to the Vixel acquisition and the purchase of the technology assets of Trebia Networks.

Impairment of Goodwill. On June 30, 2004, we announced that tepid demand experienced in the fourth fiscal quarter of 2004 from two of our customers, resulted in lower than expected revenue, earnings and cash flows in the fourth fiscal quarter of 2004 and was expected to result in lower sequential revenue, earnings and cash flows in the first fiscal quarter of 2005. These events and circumstances resulted in a subsequent drop in our stock price, which indicated a potential impairment might have occurred. As a result, we conducted a FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” analysis, as well as a FAS 142, “Goodwill and Other Intangible Assets,” analysis, including a second step goodwill impairment test. The results of the FAS 144 analysis indicated that our long-lived assets were not impaired. However, the FAS 142 analysis indicated that goodwill was impaired. This determination was made at the reporting unit level and consisted of two steps. First, the fair value of our only reporting unit was determined, based on a market approach, and compared to its carrying amount. Next, as the carrying amount exceeded the fair value, the second step of FAS 142 was performed. The implied fair value of goodwill was determined by allocating the fair value in a manner similar to a purchase price allocation, in accordance with FAS 141, “Business Combinations.” As a result of this FAS 142 analysis, on September 9, 2004, we concluded that a $583.5 million charge for goodwill impairment should be recorded as of June 27, 2004. After recording this impairment charge, there was no goodwill remaining on our balance sheet as of June 27, 2004. In connection with the preparation of Vixel Corporation’s tax return in the first quarter of fiscal 2005, we revised estimates and discovered errors related to the deferred tax assets of Vixel Corporation (acquired in November 2003). These events resulted in a revision to Vixel’s purchase price allocation to decrease net deferred tax assets and increase goodwill, which was impaired. This resulted in a $1.8 million impairment of goodwill charge for the three months ended September 26, 2004. Had these items been recorded in fiscal 2004, our net loss would have been $1.8 million higher, or $534.1 million, instead of $532.3 million. We do not believe that this $1.8 million impairment of goodwill is material to fiscal 2004 or will be material to fiscal 2005 operations or financial results. Excluding this adjustment, net income for the first quarter of fiscal 2005 would have been $16.1 million.

Nonoperating Income. Nonoperating income consisted primarily of interest income, interest expense and other non-operating income and expense items such as the gains on the repurchase of convertible subordinated notes. Our nonoperating income increased by $8.5 million to $14.8 million in the three months ended September 26, 2004, from $6.2 million in the three months ended September 28, 2003. The $8.5 million increase in nonoperating income was primarily due to a gain of $13.1 million on the repurchase of $153.0 million face value of our 0.25 percent contingent convertible subordinated notes in the three months ended September 26, 2004, compared to a gain of $4.7 million on the repurchase of $93.9 million face value of our 1.75 percent convertible subordinated notes in the three months ended September 28, 2003. Additionally, interest income increased $0.5 million to $3.0 million in the three months ended September 26, 2004, compared to $2.5 million in the three months ended September 28, 2003, primarily due to the receipt in the three months ended September 26, 2004, of $0.3 million of interest related to the insurance reimbursement discussed below in Liquidity and Capital Resources. Interest expense increased by $0.3 million associated with our outstanding convertible subordinated notes to $1.3 million in the three months ended September 26, 2004, compared to the three months ended September 28, 2003.

Income Taxes. In the three months ended September 26, 2004, we recorded a tax provision in the amount of $8.9 million, or approximately 38 percent of our income before income taxes. In the three months ended September 28, 2003, we recorded a tax provision in the amount of $13.8 million, or approximately 38 percent of our income before income taxes.

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

Goodwill, Other Intangibles and Long-Lived Assets. Other intangibles resulting from the acquisitions of Vixel and Giganet and the purchase of the technology assets of Trebia Networks are carried at cost less accumulated amortization. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets, ranging from two to seven years. In accordance with Statement 142, goodwill and other intangibles that have indeterminate lives will be tested for impairment based on discounted cash flows and market capitalization at least annually, but also on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. Our annual impairment test occurs during our fourth fiscal quarter each year.

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

At the end of June 2004, events and circumstances, including tepid fiscal fourth quarter of 2004 demand from two of our customers coupled with a subsequent drop in our stock price, indicated that a potential impairment of goodwill existed. As a result, we conducted a Statement 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” analysis, as well as a Statement 142, “Goodwill and Other Intangible Assets” analysis, including a second step goodwill impairment test. The result of the Statement 144 analysis indicated that none of our long-lived assets had been impaired. Any future impairment loss could materially and adversely affect our financial position and results of operations. However, the Statement 142 analysis indicated that all of our goodwill, which was in excess of $580 million, was impaired.

Inventories. Inventories are stated at the lower of cost on a first-in, first-out basis or market. We use a standard cost system for purposes of determining cost. The standards are adjusted periodically to ensure they represent actual cost. We regularly compare forecasted demand and the composition of the forecast against inventory on hand and open purchase commitments in an effort to ensure the carrying value of inventory does not exceed net realizable value. Accordingly, we may have to record reductions to the carrying value of excess and obsolete inventory if forecasted demand decreases, as we have previously, including an excess and obsolete inventory charge of $13.6 million during the three months ended September 30, 2001.

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

Stock-Based Compensation. We account for our stock-based awards to employees using the intrinsic value method. Stock-based awards to non-employees, if any, are recorded using the fair value method. See note 1 of the Condensed Consolidated Financial Statements for more information. We have no plans to adopt the fair value provisions of Statement 123 until required to under new accounting standards, such as those being considered under the Financial

Accounting Standards Board’s Exposure Draft for Share-Based Payment, for all stock awards. If we were required to account for all stock-based awards based on the fair value method, it would have a material non-cash impact on our results of operations.

Liquidity and Capital Resources

As of September 26, 2004, we had $416.4 million in working capital and $557.3 million in cash and cash equivalents, current investments and long-term investments. At June 27, 2004, we had $486.8 million in working capital and $655.4 million in cash and cash equivalents, restricted cash, current investments and long-term investments. Our cash and cash equivalents decreased by $82.1 million to $110.0 million as of September 26, 2004, from $192.1 million as of June 27, 2004. The decrease in cash and cash equivalents was due to our financing activities, which used $135.7 million. The cash and cash equivalents used by financing activities were partially offset by our operating and investing activities, which provided $40.8 million and $12.8 million of cash and cash equivalents, respectively.

In the three months ended September 26, 2004, operating activities provided $40.8 million of cash and cash equivalents compared to using $3.0 million in the three months ended September 28, 2003. The primary reason for the increase in cash provided by operating activities for the three months ended September 26, 2004 was net income of $14.3 million adjusted for non-cash reconciling items, the most significant of which were amortization of other intangibles, depreciation and amortization of property and equipment, deferred income taxes, a gain on the repurchase of our 0.25 percent contingent convertible subordinated notes, and a recovery related to insurance reimbursement on shareholder litigation settlements. Additionally, decreases in inventories and accounts and other receivables, partially offset by a decrease in accounts payable and accrued liabilities, increased our net cash provided by operating activities. Net cash used in operating activities of $3.0 million for the three months of the prior year included an increase of restricted cash related to litigation settlements of $39.5 million.

In the three months ended September 26, 2004, investing activities provided $12.8 million of cash and cash equivalents, as the amount of investment maturities out paced the purchases of new investments. For the three months ended September 28, 2003, investing activities provided $24.3 million of cash and cash equivalents, as the amount of investment maturities was again higher that the purchases of new investments. Additionally, during the three months ended September 26, 2004, Emulex spent $3.2 million on additions to property and equipment compared to spending $10.5 million during the same period of the prior year. The additions to property and equipment in the prior year included amounts related to the building of our new corporate headquarters.

Financing activities used $135.7 million of cash and cash equivalents in the three months ended September 26, 2004. This decrease in cash and cash equivalents was primarily due to the repurchase of $153.0 million in face value of our 0.25 percent contingent convertible subordinated notes at a net discount, spending $137.2 million. For the three months ended September 28, 2003, financing activities used $86.1 million of cash and cash equivalents due primarily to the repurchase of $93.9 million in face value of our 1.75 percent convertible subordinated notes at a discount, spending $87.3 million.

As of September 26, 2004, Emulex had approximately $17.0 million in face value of its 1.75 percent convertible subordinated notes due 2007 outstanding. Interest on these notes is payable in cash on February 1 and August 1 of each year. These notes may be converted by the holder at any time into shares of the Company’s common stock at the conversion price of $53.84 per share, subject to the potential adjustments described in the terms of the notes issued. The Company may redeem the notes on or after February 5, 2005, in whole or in part.

As of September 26, 2004, Emulex had approximately $364.5 million in face value of its 0.25 percent contingent convertible subordinated notes due 2023 outstanding. Interest is payable in cash on June 15th and December 15th of each year. Under the terms of the offering, the notes will be convertible, at the option of the holder and subject to the satisfaction of certain conditions, into shares of Emulex common stock at a price of $43.20 per share. Holders of the notes may require us to purchase the notes for cash by giving written notice within the 20 business days prior to each of December 15, 2006, December 15, 2008, December 15, 2013, and December 15, 2018. See note 7 to the condensed consolidated financial statements contained herein for more information.

We entered into purchase agreements for inventory, and as of September 26, 2004, our remaining inventory purchase obligation for these items was $18.1 million, including $4.6 million related to key inventory components.

On October 9, 2003, before our acquisition of Vixel, a purported class action lawsuit was filed in King County Superior Court of the State of Washington against Vixel and each of Vixel’s directors and certain unnamed individuals (the “Vixel Parties”), entitled Russell Fink v. Vixel Corporation, et al., Case No. 03-2-37226-9SEA. The

complaint made general allegations that, among other things, Vixel’s directors breached their fiduciary duties to Vixel stockholders in connection with the approval of the merger with Emulex and sought to enjoin the tender offer and have the merger agreement declared unlawful, among other forms of relief. On November 7, 2003, the Vixel Parties entered into a memorandum of understanding for a $0.7 million settlement with the plaintiff in the class action suit pursuant to which the parties have agreed to settle the action, subject to court approval. The $0.7 million was recorded as general and administrative expense for the three months ended December 28, 2003. Formal settlement documents were signed on May 5, 2004 and the plaintiff has completed discovery as agreed to by the parties. In August 2004, final court approval was obtained for the settlement of the Fink v. Vixel litigation, and we paid the $0.7 million settlement. Subsequent to the quarter ended September 26, 2004, we received a $0.3 million reimbursement from our insurer relating to the Fink v. Vixel litigation.

In July 2004, we obtained an arbitration award against two of its insurers related to class action and derivative suits settled in 2003, and subsequently collected a total of $9.5 million plus $0.3 million in interest during the quarter ended September 26, 2004. As the amounts received exceeded the $5.1 million receivable reflected on our books, we recorded a reduction in general and administrative expenses during the three months ended September 26, 2004, of $4.4 million, as well as interest income of $0.3 million.

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

As described above, the following summarizes our contractual obligations at September 26, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	(in thousands)
		Less than	1-3	4-5	After 5
	Total	1 Year (2)	Years (3)	Years (4)	Years
Convertible subordinated notes and interest (1)	$384,488	$1,059	$383,429	$—	$—
Leases	6,531	1,393	2,074	1,539	1,525
Inventory purchase commitments	18,053	18,053	—	—	—
Letter of credit	46	46	—	—	—
Other commitments	3,350	3,350	—	—	—

Total	$412,468	$23,901	$385,503	$1,539	$1,525

(1)	The principal payment related to the remaining outstanding 0.25 percent contingent convertible subordinated notes of $364.5 million is shown as a payment in the period for the two fiscal years ending June 2008 above as holders of these 20-year notes may require us to purchase the notes for cash by giving us written notice as early as 20 business days prior to each of December 15, 2006, December 15, 2008, December 15, 2013, and December 15, 2018.

(2)	Fiscal year ending July 3, 2005.

(3)	Fiscal years ending July 2, 2006, and July 1, 2007.

(4)	Fiscal years ending June 29, 2008, and June 28, 2009.

Risk Factors

A downturn in information technology spending in general or spending on computer and storage systems in particular could adversely affect our revenues and results of operations.

The demand for our Fibre Channel products, which represents substantially all of our net revenues, has been driven by the demand for high-performance storage networking products and solutions that support enterprise computing applications, including on-line transaction processing, data mining, data warehousing, multimedia and Internet applications. Any significant downturn in demand for such products, solutions and applications, such as the slowdown experienced beginning in early 2001 and tepid demand experienced in mid calendar 2004, could adversely affect our business, results of operations and financial condition. The adverse effects of any sustained downturn in information technology spending on our operating results may be exacerbated by our research and development investments, strategic investments and merger and acquisition activity, as well as customer service and support, which are expected to continue despite any such downturn.

Our business depends upon the continued growth of the Fibre Channel storage networking market, and our business will be adversely affected if such growth does not occur or occurs more slowly than we anticipate.

The size of our potential market is largely dependent upon the acceptance of our Fibre Channel storage networking technologies, as well as the overall demand for storage. We believe that our investment in the Fibre Channel storage networking market represents our greatest opportunity for revenue growth and profitability for the foreseeable future. However, the market for Fibre Channel storage networking products may not gain broader acceptance and customers may choose alternative technologies and/or products supplied by other companies. Recently, interest has re-emerged for iSCSI storage networking solutions, which may satisfy some I/0 connectivity requirements through standard Ethernet adapters and software at little to no incremental cost to end users. Such iSCSI solutions are likely to compete with Fibre Channel solutions, particularly in the low end of the market. In addition, other technologies such as Serial Attached SCSI or SAS, may compete with our Fibre Channel embedded switched solutions in the future. Furthermore, since our products are sold as parts of integrated systems, demand for our products is driven by the demand for these integrated systems, including other companies’ complementary products. A lack of demand for the integrated systems or a lack of complementary products required for these integrated systems could have a material adverse effect on our business, results of operations and financial condition. If the Fibre Channel storage networking market does not grow, or grows more slowly than we anticipate, attracts more competitors than we expect, as discussed below, or if our products do not achieve continued market acceptance, our business, results of operations and financial condition could be materially adversely affected.

Because a significant portion of our revenues are generated from sales to a limited number of customers, none of which are the subject of exclusive or long-term contracts, the loss of one or more of these customers, or our customers’ failure to make timely payments to us, could adversely affect our business.

We rely almost exclusively on original equipment manufacturers, or OEMs, and sales through distribution channels for our revenue. For the three months ended September 26, 2004, we derived approximately 70 percent of our net revenues from OEMs and 30 percent from sales through distribution. Furthermore, because some of our sales through distribution channels consist of OEM products, OEM customers effectively generated more than 86 percent of our revenue for the year ended June 27, 2004. We may be unable to retain our current OEM and distributor customers or to recruit additional or replacement customers.

Although we have attempted to expand our base of customers, including customers for embedded switching products, we believe our revenues in the future will continue to be similarly derived from a limited number of customers, especially in light of the continuing consolidation the industry has experienced. As a result, to the extent that sales to any of our significant customers do not increase in accordance with our expectations or are reduced or delayed, as occurred with two of our OEM customers during the three months ended June 27, 2004, our business, results of operations and financial condition could be materially adversely affected.

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

Our revenues and results of operations have varied on a quarterly basis in the past and may vary significantly in the future. Accordingly, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful, and you should not rely on such comparisons as indications of our future performance. We may be unable to maintain our current levels of growth or profitability in the future. Our revenues and results of operations are difficult to forecast and could be adversely affected by many factors, including, among others:

•	changes in the size, mix, timing and terms of OEM and other customer orders, such as those experienced from two OEM customers in the three months ended June 27, 2004;

•	changes in the sales and deployment cycles for our products and/or desired inventory levels for our products;

•	acquisitions or strategic investments by our customers, competitors or us;

•	the timing and market acceptance of new or enhanced product introductions by us, our OEM customers and our competitors;

•	market share losses or difficulty in gaining incremental market share growth;

•	fluctuations in product development, procurement, resource utilization and other operating expenses;

•	component shortages experienced by us, or reduced demand from our customers if our customers are unable to acquire components used in conjunction with our products in their deployments;

•	the inability of our electronics manufacturing service, or EMS, providers to produce and distribute our products in a timely fashion;

•	difficulties with updates, changes or additions to our information technology systems;

•	breaches of our network security, including viruses;

•	changes in general social and economic conditions, including but not limited to natural disasters, terrorism, public health and slower than expected market growth, with resulting changes in customer technology budgeting and spending;

•	changes in technology, industry standards or consumer preferences;

•	seasonality; and/or

•	changes in our accounting or other policies resulting from the adoption of new laws, regulations or pronouncements.

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

The markets for our products are characterized by rapidly changing technology, evolving industry standards and the frequent introduction of new products and enhancements. Our future success depends in large part on our ability to enhance our existing products and to introduce new products on a timely basis to meet changes in customer preferences and evolving industry standards. Currently, new and proposed technologies such as four, eight and ten gigabit per second, or Gbps, Fibre Channel solutions; Infiniband; PCI-X 2.0; PCI Express; PCI Express Advanced Switching; iSCSI; Serial ATA, or SATA; Serial Attached SCSI, or SAS; and Remote Direct Memory Access, or RDMA; are in development by many companies and their ultimate acceptance and deployment in the market is uncertain. We are developing some, but not all of these technologies, and we cannot be sure that the technologies we chose to develop will achieve market acceptance, or that technologies that we chose not to develop will be available to purchase or license from third parties or will be immaterial to our business. Furthermore, if our products are not available in time for the qualification cycle at an OEM it may be up to three years, if ever, before another qualification cycle is available to us. If we are unable, for technological or other reasons, to develop new products, enhance or sell existing products, or consume existing products in a timely and cost-effective manner in response to technological and market changes, our business, results of operations and financial condition may be materially adversely affected.

We have experienced losses in our history and may experience losses in our future that may adversely affect our stock price and financial condition.

We have experienced losses in our history, including a loss of $532.3 million in fiscal 2004. Any losses, including losses caused by impairment of long-lived assets or goodwill, may adversely affect the perception of our business by analysts and investors, which could adversely affect our stock price. To the extent that we are unable to generate positive operating profits and positive cash flow from operations, our financial condition may be materially adversely affected.

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

We supply three families of HBAs that target separate high-end, mid-range and small and medium-sized business, or SMB, markets. Historically, the majority of our Fibre Channel revenue has come from our high-end server and storage solutions. In the future, increased revenues are expected to come from SMB and midrange server and storage solutions, which have lower average selling prices. If customers elect to utilize lower-end HBAs in higher-end environments or applications, our business could be negatively affected.

A decrease in the average unit selling prices and/or an increase in the manufactured cost of our products could adversely affect our revenue, gross margins and financial performance.

In the past, we have experienced downward pressure on the average unit selling prices of our products. We may provide pricing discounts to customers based upon volume purchase criteria, and achievement of such discounts may reduce our average unit selling prices. To the extent that growth in unit demand fails to offset decreases in average unit selling prices, our revenues and financial performance could be materially adversely affected. Although historically we have achieved offsetting cost reductions, to the extent that average unit selling prices of our products decrease without a corresponding decrease in the costs of such products, our gross margins and financial performance could be materially adversely affected. Furthermore, if the manufactured cost of our products were to increase due to inflation or other factors, our gross margins and financial performance could be materially adversely affected.

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

Our products are complex and may contain undetected hardware of software defects or bugs that could increase our costs, reduce our net revenues or damage our reputation.

Our products are complex and may contain undetected hardware or software defects or bugs when first introduced or as newer versions are released. We are also exposed to risks associated with latent defects in existing products. From time to time, we have found errors in existing, new or enhanced products. If any of our products contains defects or bugs, or has reliability, quality or compatibility problems, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers and attract new customers. In addition, these defects or bugs could interrupt or delay sales or shipment of our products to our customers. Furthermore, if any of these problems are not found until after we have commenced commercial shipment of a product, we may be required to incur additional development costs and product recall, repair or replacement costs. These problems may divert our technical and other resources from other development efforts and could result in significant warranty and repair costs.

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

We rely on third-party suppliers for components and the manufacture of our products, and we have experienced delays or difficulty in securing components and finished goods in the past. Delays or difficulty in securing components or finished goods may be caused by numerous factors including, but not limited to:

•	discontinued production by a supplier;

•	required long-term purchase commitments;

•	undetected errors, failures or production quality issues;

•	timeliness of product delivery;

•	sole sourcing;

•	financial stability and viability of our suppliers and EMS providers;

•	changes in business strategies of our suppliers and EMS providers;

•	increases in manufacturing costs due to lower volumes or more complex manufacturing process than anticipated;

•	disruption in shipping channels;

•	natural disasters;

•	inability or unwillingness of our suppliers or EMS providers to continue their business with us;

•	environmental, tax or legislative changes in the location where our products are produced;

•	difficulties associated with foreign operations; and/or

•	market shortages.

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

We believe that our continued success depends primarily on continuing innovation, marketing and technical expertise, as well as the quality of product support and customer relations. At the same time, our success is partially dependent on the proprietary technology contained in our products. We currently rely on a combination of patents, copyrights, trademarks, trade secret laws and contractual provisions to establish and protect our intellectual property rights in our products. For a more complete description of our intellectual property, you should read “Business — Intellectual Property” contained within our 2004 Annual Report on Form 10-K.

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

For more information on legal proceedings related to Emulex, see Part II, Item 1, “Legal Proceedings.”

Ongoing lawsuits present inherent risks, any of which could have a material adverse effect on our business, financial condition or results of operations. Such potential risks include the continuing expenses of litigation, the risk of loss of patent rights, the risk of injunction against the sale of products incorporating the technology in question, counterclaims and attorneys’ fee liability.

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

The inability or increased cost of attracting, motivating or retaining key managerial and technical personnel could adversely affect our business.

Our success depends to a significant degree upon the performance and continued service of key managers as well as engineers involved in the development of our storage networking technologies and technical support of our storage networking products and customers. Competition for such highly skilled employees in the communities in which we operate, as well as our industry is intense, and we cannot be certain that we will be successful in recruiting, training and retaining such personnel. In addition, employees may leave our company and subsequently compete against us. Also, many of these key managerial and technical personnel receive stock options. New regulations, volatility in the stock market and other factors could diminish the value of our stock options, putting us at a competitive disadvantage and forcing us to use more cash compensation. If we are unable to attract new managerial and technical employees, or are unable to retain and motivate our current key managerial and technical employees, or are forced to use more cash compensation to retain and motivate key personnel, our business, results of operations and financial condition could be materially adversely affected.

Our international business activities subject us to risks that could adversely affect our business.

For the three months ended September 26, 2004, sales in the United States accounted for 52 percent of our total net revenues, sales in Europe accounted for 33 percent of our total net revenues, and sales in the Pacific Rim countries accounted for 15 percent of our total net revenues. We expect that our sales will be similarly distributed for the foreseeable future. All of our sales are currently denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. Additionally, a significant portion of our products is produced at our EMS providers’ production facilities in Spain, Mexico and Malaysia. As a result, we are subject to the risks inherent in international operations. Our international business activities could be affected, limited or disrupted by a variety of factors, including:

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

The stock market in general and the stock prices in technology-based companies in particular have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. For example, during the first nine months of calendar year 2004 the market price of our common stock ranged from a low of $9.26 per share to a high of $31.30 per share. Factors that could have a significant impact on the market price of our common stock include, but are not limited to, the following:

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

In the past, companies, including us, that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If we were to be the subject of similar litigation in the future or experience unfavorable outcomes in any of our pending litigation, as discussed in Part II, Item 1, “Legal Proceedings,” contained elsewhere herein, it could have a material adverse effect on our results of operations and financial condition.

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

Our shareholder rights plan and provisions of our certificate of incorporation and of the Delaware General Corporation Law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. The shareholder rights plan and these provisions of our certificate of incorporation and Delaware law are intended to encourage potential acquirers to negotiate with us and allow our board of directors the opportunity to consider alternative proposals in the interest of maximizing stockholder value. However, such provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price. For more information, please read note 12 to the Consolidated Financial Statements contained in our 2004 Annual Report on Form 10-K, our certificate of incorporation and Delaware law for more information on the anti-takeover effects of provisions of our shareholder rights plan.

Our system of internal controls may be inadequate.

We maintain a system of internal controls in order to ensure we are able to collect, process, summarize and disclose the information required by the Securities and Exchange Commission within the time periods specified. Any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Additionally, public companies in the United States are required to review their internal controls under the Sarbanes-Oxley Act of 2002. If the internal controls put in place by us are not adequate or in conformity with the requirements of the Sarbanes-Oxley Act of 2002, and the rules and regulations of the Securities and Exchange Commission, we may be required to restate our financial Statements and/or take other actions which will divert significant financial and managerial resources, as well as be subject to fines and/or other government enforcement actions.

Changes in laws, regulations and financial accounting standards may affect our reported results of operations.

New laws, regulations and accounting standards, as well as changes to and varying interpretations of currently accepted accounting practices in the technology industry might adversely affect our reported financial results, which could have an adverse effect on our stock price. New or proposed guidance related to the expensing of stock options and the treatment of contingently convertible subordinated notes as common stock equivalents could materially adversely affect our reported financial results and our stock price.

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

In January 2002, we completed a $345.0 million private placement of 1.75 percent convertible subordinated notes, which are due February 1, 2007. Subsequently, we repurchased and cancelled an aggregate of $328.0 million in face value of our 1.75 percent notes, leaving approximately $17.0 million still outstanding as of September 26, 2004. In fiscal 2004, we completed a $517.5 million private placement of 0.25 percent contingent convertible subordinated notes due 2023. During the three months ended September 26, 2004, we repurchased and cancelled $153.0 million in face value of these 0.25 percent notes, leaving approximately $364.5 million still outstanding as of September 26, 2004. The holders of our 0.25 percent notes may require us to purchase the notes for cash as early as December 2006. If we have insufficient liquidity and capital resources to repay the principal amounts of our outstanding convertible notes and the notes offered hereby when due, we may be forced to raise additional funds through public or private debt or equity financings, which may not be available on favorable terms, if at all. If such financings were not available on favorable terms, our business, results of operations and financial condition could be materially adversely affected.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

At September 26, 2004, our investment portfolio consisted primarily of fixed income securities, excluding those classified as cash and cash equivalents, of $447.3 million. We have the positive intent and ability to hold these securities to maturity. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10 percent from the levels existing as of September 26, 2004, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows. However, if interest rates decreased and securities within our portfolio matured and were re-invested in securities with lower interest rates, interest income would decrease in the future.

As of September 26, 2004, we had $364.5 million face value 0.25 percent contingent convertible subordinated notes and $17.0 million face value 1.75 percent convertible subordinated notes issued and outstanding. The fair value, based on quoted market prices, of our 0.25 percent and 1.75 percent convertible subordinated notes at September 26, 2004, was $332.4 million and $17.0 million, respectively. The fair value of these notes may increase or decrease due to various factors, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Litigation

On May 23, 2003, Vixel filed a patent infringement action against Brocade Communications Systems, Inc. in the United States District Court for the Northern District of California, Civil Action No. C-030-02446. The complaint states that Brocade is infringing U.S. Patent No. 6,185,203, entitled “Fibre Channel Switching Fabric,” U.S. Patent No. 6,118,776, entitled “Methods and Apparatus for Fibre Channel Interconnection of Private Loop Devices,” and U.S. Patent No. 6,470,007, entitled “Interconnect System for Fibre Channel Arbitrated Loop Including Private Loop Devices,” through the unauthorized manufacture, use, sale and offering for sale of various storage area network switching products, including but not limited to, Brocade’s Silkworm switch products. Brocade denied infringement and challenged the validity of the patents referenced. Brocade also challenged the enforceability of those patents. In the suit against Brocade, Vixel was seeking unspecified past damages, potential future royalties, or, alternatively, injunctive relief.

On September 24, 2004, Emulex Corporation and Brocade Communications Systems, Inc. entered into a settlement including a litigation standstill agreement whereby Emulex and Brocade agreed to dismiss without prejudice their claims and counterclaims against each other in the pending patent infringement case in the United States District Court for the Northern District of California entitled Vixel Corporation. v. Brocade Communications Systems, Inc., Civil Action No. C-030-02446. The settlement included the formation of a strategic relationship under which the parties are to work together to pursue mutual objectives. Under the litigation standstill agreement both parties preserved their respective rights, no restrictions of any kind were imposed on either party’s ability to sell products, no licenses were granted by either party, no money was exchanged, and they agreed to a three year standstill during which neither party may initiate litigation against the other party with respect to certain of their respective patents.

On November 15, 2001, prior to the Company’s acquisition of Vixel Corporation, a securities class action was filed in the United States District Court in the Southern District of New York as Case No. 01 CIV. 10053(SAS), Master File No. 21 MC92 (SAS) against Vixel and two of its officers and directors and certain underwriters who participated in the Vixel initial public offering in late 1999. The amended complaint alleges violations under Section 10(b) of the Exchange Act and Section 11 of the Securities Act and seeks unspecified damages on behalf of persons who purchased Vixel stock during the period October 1, 1999 through December 6, 2000. In October 2002, the parties agreed to toll the statute of limitations with respect to Vixel’s officers and directors until September 30, 2003, and on the basis of this agreement, Vixel’s officers and directors were dismissed from the lawsuit without prejudice. During June 2003, Vixel and the other issuer defendants in the action reached a tentative settlement with the plaintiffs that would, among other things, result in the dismissal with prejudice of all claims against the defendants and their officers and directors. In connection with the possible settlement, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements so that they would not expire prior to any settlement being finalized. Although Vixel approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the court.

On October 9, 2003, before the Company’s acquisition of Vixel, a purported class action lawsuit was filed in King County Superior Court of the State of Washington against Vixel and each of Vixel’s directors and certain unnamed individuals (the “Vixel Parties”), entitled Russell Fink v. Vixel Corporation, et al., Case No. 03-2-37226-9SEA. The complaint made general allegations that, among other things, Vixel’s directors breached their fiduciary duties to Vixel stockholders in connection with the approval of the merger with Emulex and sought to enjoin the tender offer and have the merger agreement declared unlawful, among other forms of relief. On November 7, 2003, the Vixel Parties entered into a memorandum of understanding for a $0.7 million settlement with the plaintiff in the class action suit pursuant to which the parties have agreed to settle the action, subject to court approval. The $0.7 million was recorded as general and administrative expense during the three months ended December 28, 2003. Formal settlement documents were signed on May 5, 2004 and the plaintiff has completed discovery as agreed to by the parties. In August 2004, final court approval was obtained for the settlement of the Fink v. Vixel litigation, and the Company paid the $0.7 million settlement. Subsequent to the quarter ended September 26, 2004, the Company received a $0.3 million reimbursement from its insurer relating to the Fink v. Vixel litigation.

Beginning on or about February 20, 2001, the Company and certain of its officers and directors were named as defendants in a number of securities class action lawsuits filed in the United States District Court, Central District of California, Case No. SACV-01-219 GLT (ANx). The plaintiffs in the actions represent purchasers of the Company’s common stock during various periods ranging from January 18, 2001, through February 9, 2001. The complaints alleged that the Company and certain of its officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints generally seek compensatory damages, costs and attorney’s fees in an unspecified amount. In addition, the Company has received inquiries about events giving rise to the lawsuits from the SEC and the Nasdaq Stock Market. On April 22, 2003, the Company entered into two Memoranda of Understanding agreeing to terms of settlement for both the class action and derivative litigation. The settlement was approved and $39.5 million held in escrow was paid to the plaintiffs. Gateway Partners filed a challenge to the allocation of settlement funds, among the plaintiffs and adequacy of the settlement notice, and a hearing on such challenge was scheduled for November 22, 2004. During the three months ended March 28, 2004, the Company reached an agreement with one of its insurers, under which the Company received $10.0 million less $2.0 million previously paid by the insurer for the defense of the securities class action lawsuits, resulting in a net payment to the Company of $8.0 million. In July 2004, the Company obtained an arbitration award against two of its insurers, and subsequently collected a total of $9.5 million plus $0.3 million in interest. As the amounts received exceeded the $5.1 million receivable reflected on the Company’s books, the Company recorded a reduction in general and administrative expenses during the three months ended September 26, 2004, of $4.4 million, as well as interest income of $0.3 million.

Ongoing lawsuits present inherent risks, any of which could have a material adverse effect on the Company’s business, financial condition or results of operations. Such potential risks include the continuing expenses of litigation, counterclaims and attorneys’ fee liability.

Additionally, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As noted in the following table, we did not repurchase any equity securities during the three months ended September 26, 2004. However, we did repurchase 100 proximately $153.0 million of our 0.25 percent convertible subordinated notes at a discount to face value, spending approximately $137.2 million. See note 7 to the Condensed Consolidated Financial Statements contained herein for more information.

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of	Maximum Number (or
	Total		Shares Purchased as	Approximate Dollar Value) of
	Number of	Average	Part of Publicly	Shares that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the Plans or
Period	Purchased	per Share	Programs	Programs
June 28, 2004, through July 25, 2004	—	—	—	1.5 million
July 26, 2004, through August 22, 2004	—	—	—	1.5 million
August 23, 2004, through September 26, 2004	—	—	—	1.5 million
Total	—	—	—	1.5 million

In September 2001, our Board of Directors authorized the repurchase of up to four million shares. The repurchase plan authorized us to make purchases in the open market or through privately negotiated transactions with the timing and terms of any purchase to be determined by management based on market conditions. As of September 26, 2004, a total of 2.5 million shares had been repurchased and 1.5 million shares remain available for repurchase.

Item 6. Exhibits

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit 3.3	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.3 to the Company’s quarterly report on form 10-Q for the quarterly period ended September 29, 2002).

Exhibit 3.4	Amendment to Bylaws of the Company adopted by the Board of Directors on March 2, 2001 (incorporated by reference to Exhibit 3.4 to the Company’s 2002 Annual Report on Form 10-K).

Exhibit 3.5	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.1	Rights Agreement dated January 19, 1989, as amended (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.2	Certificate regarding extension of Final Expiration Date of Rights Agreement dated January 18, 1999 (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-3, filed on May 17, 1999).

Exhibit 4.3	Form of 1.75% Convertible Subordinated Note due February 1, 2007 (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3, amended on June 28, 2002).

Exhibit 4.4	Indenture between the Company, as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated January 29, 2002, related to the Company’s 1.75% Convertible Subordinated Notes due February 1, 2007 (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-3, amended on June 28, 2002).

Exhibit 4.5	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation dated January 29, 2002, related to the Company’s 1.75% Convertible Subordinated Notes due February 1, 2007 (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-3, amended on June 28, 2002).

Exhibit 4.6	Form of 0.25% Convertible Subordinated Note due 2023 (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

Exhibit 4.7	Indenture between the Company, as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated December 12, 2003, related to the Company’s 0.25% Convertible Subordinated Notes due 2023 (incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

Exhibit 4.8	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation dated December 12, 2003, related to the Company’s 0.25% Convertible Subordinated Notes due 2023 (incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

Exhibit 10.3	Emulex Corporation 1997 Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 21, 2002).

Exhibit 10.4	Emulex Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix D to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 21, 2002).

Exhibit 10.5	Vixel Corporation Amended and Restated 1995 Stock Option Plan (incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Registration Statement on Form S-1 of Vixel Corporation (File No. 333-81347), filed on August 16, 1999).

Exhibit 10.6	Vixel Corporation 1999 Equity Incentive Plan (as amended) (incorporated by reference to Exhibit 10.23 of Amendment No. 1 to the Registration Statement on Form S-1 of Vixel Corporation (File No. 333-81347), filed on August 16, 1999).

Exhibit 10.7	Vixel Corporation 2000 Non-Officer Equity Incentive Plan (incorporate reference to Exhibit 99.1 of the Registration Statement on Form S-8/S-3 of Vixel Corporation (File No. 333-39000), filed on June 9, 2000).

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2004

EMULEX CORPORATION

By:	/s/ Paul F. Folino

Paul F. Folino
Chairman of the Board and Chief Executive Officer

By:	/s/ Michael J. Rockenbach

Michael J. Rockenbach
Executive Vice President and
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit 3.3	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.3 to the Company’s quarterly report on form 10-Q for the quarterly period ended September 29, 2002).

Exhibit 3.4	Amendment to Bylaws of the Company adopted by the Board of Directors on March 2, 2001 (incorporated by reference to Exhibit 3.4 to the Company’s 2002 Annual Report on Form 10-K).

Exhibit 3.5	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.1	Rights Agreement dated January 19, 1989, as amended (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.2	Certificate regarding extension of Final Expiration Date of Rights Agreement dated January 18, 1999 (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-3, filed on May 17, 1999).

Exhibit 4.3	Form of 1.75% Convertible Subordinated Note due February 1, 2007 (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3, amended on June 28, 2002).

Exhibit 4.4	Indenture between the Company, as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated January 29, 2002, related to the Company’s 1.75% Convertible Subordinated Notes due February 1, 2007 (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-3, amended on June 28, 2002).

Exhibit 4.5	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation dated January 29, 2002, related to the Company’s 1.75% Convertible Subordinated Notes due February 1, 2007 (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-3, amended on June 28, 2002).

Exhibit 4.6	Form of 0.25% Convertible Subordinated Note due 2023 (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

Exhibit 4.7	Indenture between the Company, as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated December 12, 2003, related to the Company’s 0.25% Convertible Subordinated Notes due 2023 (incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

Exhibit 4.8	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation dated December 12, 2003, related to the Company’s 0.25% Convertible Subordinated Notes due 2023 (incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

Exhibit 10.3	Emulex Corporation 1997 Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 21, 2002).

Exhibit 10.4	Emulex Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix D to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 21, 2002).

Exhibit 10.5	Vixel Corporation Amended and Restated 1995 Stock Option Plan (incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Registration Statement on Form S-1 of Vixel Corporation (File No. 333-81347), filed on August 16, 1999).

Exhibit 10.6	Vixel Corporation 1999 Equity Incentive Plan (as amended) (incorporated by reference to Exhibit 10.23 of Amendment No. 1 to the Registration Statement on Form S-1 of Vixel Corporation (File No. 333-81347), filed on August 16, 1999).

Exhibit 10.7	Vixel Corporation 2000 Non-Officer Equity Incentive Plan (incorporate reference to Exhibit 99.1 of the Registration Statement on Form S-8/S-3 of Vixel Corporation (File No. 333-39000), filed on June 9, 2000).

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.