Form 10-Q
period 2004-12-26
EMULEX CORP /DE/
filed 2005-02-04
CIK 350917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 26, 2004

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 001-31353

EMULEX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0300558 (I.R.S Employer Identification No.)

3333 Susan Street Costa Mesa, California (Address of principal executive offices)	92626 (Zip Code)

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
Yes ☑ No☐

As of January 28, 2005 the registrant had 82,833,920 shares of common stock outstanding.

EMULEX CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

EMULEX CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	December 26,	June 27,
	2004.	2004

Assets
Current assets:
Cash and cash equivalents	$125,290	$192,137
Restricted cash	-	23
Investments	315,074	220,114
Accounts and other receivables, net	50,209	61,720
Litigation settlements receivable	-	5,101
Inventories, net	22,989	31,835
Prepaid expenses	3,649	3,572
Deferred income taxes	24,272	26,824

Total current assets	541,483	541,326

Property and equipment, net	64,451	64,570
Investments	157,697	243,125
Other intangibles, net	109,572	122,667
Other assets	1,130	1,293

	$874,333	$972,981

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$23,091	$21,747
Accrued liabilities	22,175	22,839
Income taxes payable	16,985	9,910

Total current liabilities	62,251	54,496

Convertible subordinated notes	376,056	524,845
Deferred income taxes and other	8,407	486

Total liabilities	446,714	579,827

Commitments and contingencies (notes 7 and 8)

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	-	-
Common stock, $0.10 par value; 240,000,000 shares authorized; 82,763,221 and 82,413,845 shares issued and outstanding at December 26, 2004, and June 27, 2004, respectively	8,276	8,241
Additional paid-in capital	939,331	936,123
Deferred compensation	(5,032)	(7,754)
Accumulated deficit	(514,956)	(543,456)

Total stockholders’ equity	427,619	393,154

	$874,333	$972,981

See accompanying notes to the condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income
(in thousands, except share data)
(unaudited)

	Three Months Ended		Six Months Ended

	December 26,	December 28,	December 26,	December 28,
	2004	2003	2004	2003

Net revenues	$91,671	$94,369	$164,896	$178,946
Cost of sales	33,546	34,806	62,792	63,133

Gross profit	58,125	59,563	102,104	115,813

Operating expenses:
Engineering and development	19,746	18,311	39,943	34,655
Selling and marketing	7,587	6,850	15,011	11,452
General and administrative	3,579	5,588	3,158	9,245
In-process research and development	-	11,400	-	11,400
Impairment of goodwill	-	-	1,793	-
Amortization of intangibles	6,548	4,301	13,095	5,751

Total operating expenses	37,460	46,450	73,000	72,503

Operating income	20,665	13,113	29,104	43,310

Nonoperating income (loss):
Interest income	2,867	1,978	5,901	4,476
Interest expense	(1,056)	(727)	(2,403)	(1,760)
Gain (loss) on repurchase of convertible subordinated notes	-	(1,764)	13,090	2,901
Other income, net	82	58	72	164

Total nonoperating income (loss)	1,893	(455)	16,660	5,781

Income before income taxes	22,558	12,658	45,764	49,091

Income tax provision	8,357	9,043	17,264	22,888

Net income	$14,201	$3,615	$28,500	$26,203

Net income per share:
Basic	$0.17	$0.04	$0.34	$0.32

Diluted	$0.16	$0.04	$0.32	$0.31

Number of shares used in per share computations:
Basic	82,732	82,558	82,646	82,550

Diluted	92,632	88,447	93,659	87,909

See accompanying notes to the condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	December 26,	December 28,
	2004	2003

Cash flows from operating activities:
Net income	$28,500	$26,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	6,684	5,849
Amortization of intangibles	13,095	5,751
Impairment of goodwill	1,793	-
In-process research and development	-	11,400
Amortization of discount on 0.25% convertible subordinated notes	1,579	-
Gain on repurchase of convertible subordinated notes	(13,090)	(2,901)
Insurance recovery on shareholder litigation settlements	(4,649)	-
Stock-based compensation	2,381	3,040
Deferred income taxes	8,684	10,081
Tax benefit from exercise of stock options	459	3,397
Other	52	123
Changes in assets and liabilities:
Accounts and other receivables	11,511	(6,274)
Inventories	8,846	(10,123)
Prepaid expenses and other assets	(66)	2,216
Accounts payable and accrued liabilities	1,454	12,444
Payment of litigation settlements, net of reimbursement	9,052	(39,500)
Income taxes payable	7,075	2,618

Net cash provided by operating activities	83,360	24,324

Cash flows from investing activities:
Net proceeds from sale of property and equipment	26	36
Additions to property and equipment	(6,643)	(22,124)
Decrease (increase) in restricted cash related to the construction escrow account	23	7,962
Payments for Vixel Corporation, net of cash acquired	-	(294,755)
Payments for the technology assets of Trebia Networks, Inc.	-	(2,094)
Purchases of investments	(322,087)	(121,942)
Maturities of investments	312,555	232,390

Net cash used in investing activities	(16,126)	(200,527)

Cash flows from financing activities:
Payments for notes payable and capital leases	-	(1,279)
Issuance of common stock under stock option and employee stock purchase plans	3,125	6,704
Repurchase of common stock	-	(40,500)
Net proceeds from issuance of convertible subordinated notes	-	439,198
Repurchase of convertible subordinated notes	(137,206)	(173,251)

Net cash provided by (used in) financing activities	(134,081)	230,872

Net decrease in cash and cash equivalents	(66,847)	54,669
Cash and cash equivalents at beginning of period	192,137	136,971

Cash and cash equivalents at end of period	$125,290	$191,640

Supplemental disclosures:
Noncash investing and financing activities:
Fair value of assets acquired	$-	$20,936
Fair value of liabilities assumed	-	13,449
Stock options assumed for acquired business	-	47,538
Cash paid during the period for:
Interest	$611	$1,982
Income taxes	1,280	6,788

     See accompanying notes to the condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

1.	Summary of Significant Accounting Policies and Basis of Presentation

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly its financial position as of December 26, 2004, and June 27, 2004, and its condensed consolidated statements of income for the three and six months ended December 26, 2004, and December 28, 2003, and its condensed consolidated statements of cash flows for the six months then ended. Interim results for the six months ended December 26, 2004, are not necessarily indicative of the results that may be expected for the year ending July 3, 2005. The interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2004.

New Accounting Standards

Emerging Issues Task Force Issue 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” (“EITF 04-08”) became effective for fiscal periods ending after December 15, 2004. EITF 04-08 requires the inclusion of shares related to certain contingently convertible debt instruments for computing diluted earnings per share using the if-converted method, even when a market price contingency has not been met. The effect of EITF 04-08 has increased our weighted average shares outstanding by approximately 8.4 million (related to the Company’s currently outstanding 0.25 percent contingent convertible subordinated notes of $364.5 million issued in December 2003 and January 2004) in calculating the Company’s diluted earnings per share calculation for the quarter ended December 26, 2004. Prior periods earnings per share amounts presented for comparative purposes have been restated to conform to this method.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company does not believe SFAS 151 will have a significant impact on the Company’s consolidated results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 states that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, SFAS 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS 153 shall be applied prospectively. The Company does not believe the adoption of SFAS 153 will have a significant impact on the Company’s consolidated results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R replaces SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R is effective as of the first interim or annual reporting period that begins after June 15, 2005; however, early adoption is permitted. The adoption of SFAS 123R will have a significant impact on the Company’s results of operations, as demonstrated by the SFAS 123 pro-forma disclosures below.

In November 2003, the EITF reached an interim consensus on EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” to require additional disclosure

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

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

Stock-Based Compensation

The Company currently accounts for its stock-based awards to employees using the intrinsic value method under APB 25 and related interpretations. Stock-based awards to non-employees, if any, are recorded using the fair value method. Had the Company determined compensation cost based on the fair value at the grant date for all its stock options under SFAS 123, the Company’s net income would have been the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended		Six Months Ended

	December 26,	December 28,	December 26,	December 28,
	2004	2003	2004	2003

Net income as reported	$14,201	$3,615	$28,500	$26,203
Add: total employee stock-based compensation expense included in net income as reported, net of related tax effects	748	1,732	1,679	2,328
Deduct: Total employee stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(6,592)	(11,540)	(13,471)	(19,514)

Pro forma net income (loss)	$8,357	$(6,193)	$16,708	$9,017

Pro forma net income (loss) per share
Basic – as reported	$0.17	$0.04	$0.34	$0.32

Basic – pro forma	$0.10	$(0.08)	$0.20	$0.11

Diluted – as reported	$0.16	$0.04	$0.32	$0.31

Diluted – pro forma	$0.09	$(0.08)	$0.18	$0.11

The fair value of each option granted during the three and six months ended December 26, 2004, and December 28, 2003, was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended

	December 26,	December 28,	December 26,	December 28,
	2004	2003	2004	2003

Risk-free interest rate	2.0% to 3.3%	1.0% to 2.5%	2.0% to 3.3%	1.0% to 2.5%
Stock volatility	51.3% to 51.7%	41% to 113.4%	51.3% to 84%	41% to 117.7%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Average expected lives (years)	0.5 to 2.7	0.5 to 2.9	0.5 to 2.8	0.5 to 2.9
Weighted-average fair value per option granted	$3.49 to $4.64	$4.92 to $17.62	$3.49 to $5.34	$4.92 to $17.62

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

On November 13, 2003, the Company completed the cash tender offer to acquire all outstanding shares of Vixel Corporation. On November 17, 2003, the Company completed its acquisition of Vixel. The Company acquired Vixel to expand its Fibre Channel product line and paid $298.4 million in cash for all outstanding common stock, preferred stock and warrants of Vixel Corporation. The Company also incurred acquisition-related expenses of $6.7 million in cash. In addition, the Company issued 2.2 million stock options with a fair value of approximately $47.5 million and kept the original vesting periods for the options in exchange for the outstanding Vixel options for a total acquisition value of $352.7 million. The Company calculated the fair value of the 2.2 million stock options issued at the date of acquisition using the Black-Scholes option-pricing model. Operations of Vixel, since the acquisition, have been included within the Company’s one operating segment, networking products. As a result of the acquisition, the Company reduced the headcount obtained from Vixel by a total of 24 employees.

The acquisition has been included in the condensed consolidated balance sheets of the Company and the operating results of Vixel have been included in the condensed consolidated statements of operations of the Company since the date that the Company gained effective control of Vixel, November 13, 2003.

In connection with the preparation of Vixel Corporation’s tax return in the first quarter of fiscal 2005, the Company revised estimates and discovered errors related to the deferred tax assets of Vixel Corporation (acquired in November 2003). As a result, the Company recorded a $1.8 million impairment of goodwill in the three months ended September 26, 2004. Had these items been recorded in fiscal 2004, the Company’s net loss would have been $1.8 million higher, or $534.1 million, instead of $532.3 million. The Company does not believe that this $1.8 million impairment of goodwill is material to fiscal 2004 or will be material to fiscal 2005 operations or financial results. Excluding this adjustment, net income for the six months ended December 26, 2004, would have been $30.3 million.

3.	Inventories

Inventories, net, are summarized as follows:

	December 26,	June 27,
	2004	2004

	(in thousands)
Raw materials	$12,200	$19,181
Finished goods	10,789	12,654

	$22,989	$31,835

4.	Other Intangibles

Other intangibles, net, are as follows:

	December 26,	June 27,
	2004	2004

	(in thousands)
Intangible assets subject to amortization:
Core technology and patents	$99,094	$99,094
Accumulated amortization, core technology and patents	(32,000)	(24,774)
Developed technology	9,400	9,400
Accumulated amortization, developed technology	(2,647)	(1,472)
Customer relationships	38,200	38,200
Accumulated amortization, customer relationships	(8,606)	(4,786)
Tradename	5,000	5,000
Accumulated amortization, tradename	(805)	(448)
Covenants not-to-compete	3,100	3,100
Accumulated amortization, covenants not-to-compete	(1,164)	(647)

Intangible assets subject to amortization	$109,572	$122,667

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

The intangible assets subject to amortization are being amortized on a straight-line basis over lives ranging from two to seven years. Aggregated amortization expense for these intangibles for the three and six months ended December 26, 2004, was $6.5 million and $13.1 million, respectively. For the following five full fiscal years aggregated amortization expense is expected to be (in thousands):

2005	$26,190
2006	$26,127
2007	$25,442
2008	$21,302
2009	$11,597

5.	Other Assets

Components of other assets are as follows:

	December 26,	June 27,
	2004	2004

	(in thousands)
Deferred debt issuance costs-convertible subordinated notes, net	$536	$833
Long-term prepaid assets	490	236
Refundable deposits	104	224

	$1,130	$1,293

6.	Accrued Liabilities

Components of accrued liabilities are as follows:

	December 26,	June 27,
	2004	2004

	(in thousands)
Payroll and related costs	$8,649	$8,936
Accrued interest	149	162
Warranty reserves	4,152	4,046
Deferred revenue	1,596	1,561
Accrued advertising and promotions	1,397	1,139
Other	6,232	6,995

	$22,175	$22,839

Deferred revenue includes an accrual for estimated returns and allowances of $1.6 million at December 26, 2004 and June 27, 2004.

The Company provides a warranty of between one and five years on its products. The Company records a provision for estimated warranty-related costs based on historical product returns and the Company’s expected future cost of fulfilling its warranty obligations.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

     Changes to the warranty reserve for the three and six months ended December 26, 2004, and December 28, 2003, were:

	Three Months Ended		Six Months Ended

	December 26,	December 28,	December 26,	December 28,
	2004	2003	2004	2003

		(in thousands)
Balance at beginning of period	$3,949	$2,570	$4,046	$2,349
Additions to costs and expenses	751	835	1,237	1,483
Amounts charged against reserve	(548)	(654)	(1,131)	(1,081)
Beginning balance of Vixel Corporation	-	1,453	-	1,453

Balance at end of period	$4,152	$4,204	$4,152	$4,204

7.	Convertible Subordinated Notes

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

During the three months ended December 28, 2003, the Company bought back approximately $85.4 million in face value of its 1.75 percent convertible subordinated notes for approximately $85.9 million. The resulting net pre-tax loss of approximately $1.8 million was recorded in the three months ended December 28, 2003. Additionally, during the three months ended September 28, 2003, the Company repurchased approximately $93.9 million in face value of its 1.75 percent convertible subordinated note for approximately $87.3 million. The resulting net pre-tax gain of $4.7 million was recorded for the three months ended September 28, 2003. Beginning in the quarter ended September 29, 2002, to date, the Company has bought back approximately $328.0 million face value of its 1.75 percent convertible subordinated notes. The repurchased notes were cancelled, leaving 1.75 percent convertible subordinated notes outstanding with a face value of approximately $17.0 million that, if converted, would result in the issuance of approximately 0.3 million shares. At December 26, 2004, the entire $17.0 million face amount of the outstanding 1.75 percent convertible subordinated notes remained authorized for repurchase. On January 27, 2005, the Company announced the redemption of all of its 1.75 percent convertible notes effective February 22, 2005.

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

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

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

On August 25, 2004, the Company repurchased approximately $153.0 million of its 0.25 percent convertible subordinated notes at a discount to face value, spending approximately $137.2 million. The resulting net pre-tax gain of $13.1 million from the repurchase of these 0.25 percent convertible subordinated notes was recorded in the three months ended September 26, 2004.The repurchased notes were cancelled, leaving 0.25 percent convertible subordinated notes outstanding with a face value of approximately $364.5 million that, if converted, would result in the issuance of approximately 8.4 million shares. At December 26, 2004, approximately $47 million aggregate par value of the Company’s 0.25 percent contingent convertible notes remained authorized for repurchase at a discount to par value.

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

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

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

On October 9, 2003, before the Company’s acquisition of Vixel, a purported class action lawsuit was filed in King County Superior Court of the State of Washington against Vixel and each of Vixel’s directors and certain unnamed individuals (the “Vixel Parties”), entitled Russell Fink v. Vixel Corporation, et al., Case No. 03-2-37226-9SEA. The complaint made general allegations that, among other things, Vixel’s directors breached their fiduciary duties to Vixel stockholders in connection with the approval of the merger with Emulex and sought to enjoin the tender offer and have the merger agreement declared unlawful, among other forms of relief. On November 7, 2003, the Vixel Parties entered into a memorandum of understanding for a $0.7 million settlement with the plaintiff in the class action suit pursuant to which the parties have agreed to settle the action, subject to court approval. The $0.7 million was recorded as general and administrative expense during the three months ended December 28, 2003. Formal settlement documents were signed on May 5, 2004 and the plaintiff has completed discovery as agreed to by the parties. In August 2004, final court approval was obtained for the settlement of the Fink v. Vixel litigation, and the Company paid the $0.7 million settlement. During the three months ended December 26, 2004, the Company received a $0.3 million reimbursement from its insurer relating to the Fink v. Vixel litigation.

Beginning on or about February 20, 2001, the Company and certain of its officers and directors were named as defendants in a number of securities class action lawsuits filed in the United States District Court, Central District of California, Case No. SACV-01-219 GLT (ANx). The plaintiffs in the actions represent purchasers of the Company’s common stock during various periods ranging from January 18, 2001, through February 9, 2001. The complaints alleged that the Company and certain of its officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints generally seek compensatory damages, costs and attorney’s fees in an unspecified amount. In addition, the Company has received inquiries about events giving rise to the lawsuits from the SEC and the Nasdaq Stock Market. On April 22, 2003, the Company entered into two Memoranda of Understanding agreeing to terms of settlement for both the class action and derivative litigation. The settlement was approved and $39.5 million held in escrow was paid by the Company into the settlement fund during the six months ended December 28, 2003. Gateway Partners filed a challenge to the allocation of settlement funds among the plaintiffs and adequacy of the settlement notice, and the district court ruled against such challenge on November 23, 2004. On December 13, 2004, Gateway Partners filed an appeal and a motion to stop distribution from the settlement fund; both of which were filed with the United States Court of Appeals for the Ninth Circuit (Index No. 04-57123). On January 12, 2005, attorneys for Gateway Partners sent a letter to the appeals court stating that a stipulation would be filed confirming that no proceeds of the settlement fund would be distributed until the appeal is resolved, and that Gateway Partners would not have to post a bond. Related to the Company’s insurance coverage, during the three months ended March 28, 2004, the Company reached an agreement with one of its insurers, under which the Company received $10.0 million less $2.0 million previously paid by the insurer for the defense of the securities class action lawsuits, resulting in a net payment to the Company of $8.0 million. In July 2004, the Company obtained an arbitration award against two of its insurers, and subsequently collected a total of $9.5 million plus $0.3 million in interest. As amounts received exceeded the $5.1 million receivable reflected on the Company’s books, the Company recorded a reduction in general and administrative expenses during the three months ended September 26, 2004, of $4.4 million, as well as interest income of $0.3 million.

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

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Other Commitments and Contingencies

The Company has entered into purchase agreements for certain key inventory components, and as of December 26, 2004, the Company’s remaining purchase obligation for these key components accounted for $5.2 million of the Company’s total inventory purchase obligation of $15.4 million.

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

	Three Months Ended		Six Months Ended
	December 26,	December 28,	December 26,	December 28,
	2004	2003	2004	2003

Numerator:
Net income	$14,201	$3,615	$28,500	$26,203
Adjustment for interest expense convertible subordinated notes, net of tax	661	163	1,492	856

Numerator for diluted net income per share	$14,862	$3,778	$29,992	$27,059

Denominator:
Denominator for basic net income per share – weighted average shares outstanding	82,732	82,558	82,646	82,550
Effect of dilutive securities:
Dilutive options outstanding	1,147	2,457	1,015	2,027
Dilutive common shares from assumed conversion of subordinated notes	8,753	3,432	9,998	3.332

Denominator for diluted net income per share – adjusted weighted average shares outstanding	92,632	88,447	93,659	87,909

Basic net income per share	$0.17	$0.04	$0.34	$0.32

Diluted net income per share	$0.16	$0.04	$0.32	$0.31

Antidilutive options excluded from computation	10,475	3,774	10,785	4,670

Average market price of common stock	$12.69	$27.64	$11.97	$25.66

The antidilutive options were excluded from the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares during the periods presented. The effect of the Company’s 1.75 percent convertible subordinated notes and 0.25 percent contingent convertible subordinated notes issued in December 2003 and January 2004 are included in the calculations above, using the if-converted method. The three and six months ended December 26, 2004 have been calculated in accordance with EITF 04-08. Additionally, prior periods have been restated in accordance with EITF 04-08 for our 0.25 percent contingent convertible subordinated notes.

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

Actual future results could differ materially from those described in the forward-looking statements as a result of a variety of factors, including those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, and, in particular, the subsection entitled “Risk Factors.” These factors include risks related to the fact that the economy generally, and the technology and storage segments specifically, have been in a state of uncertainty making it difficult to determine if past experience is a good guide to the future and making it impossible to determine if markets will grow or shrink in the short term. Our results have been significantly impacted by a widespread slowdown in information technology investment that has also pressured the storage networking market that is the mainstay of our business. A continued downturn in information technology spending could adversely affect our revenues and results of operations. As a result of this uncertainty, we are unable to predict with any accuracy what future results might be. Other factors affecting these forward-looking statements include, but are not limited to, the following: slower than expected growth of the storage networking market or the failure of our Original Equipment Manufacturer, or OEM, customers to successfully incorporate our products into their systems; our dependence on a limited number of customers and the effects of the loss of, or decrease or delays in orders by, any such customers, or the failure of such customers to make payments; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of our or our OEM customers’ new or enhanced products; the variability in the level of our backlog and the variable booking patterns of our customers; the effects of terrorist activities, natural disasters and resulting political or economic instability; the highly competitive nature of the markets for our products, as well as pricing pressures that may result from such competitive conditions; our ability and the ability of our OEM customers to keep pace with the rapid technological changes in our industry and gain market acceptance for new products and technologies; the effect of rapid migration of customers towards newer, lower cost product platforms; possible transitions from board or box level to application specific integrated circuit, or ASIC, solutions for selected applications; a shift in unit product mix from high-end to lower-end products; a decrease in the average unit selling prices or an increase in the manufactured cost of our products; delays in product development; our reliance on third-party suppliers and subcontractors for components and assembly; any inadequacy of our intellectual property protection or the potential for third-party claims of infringement; inadequacy of our system of internal controls; our ability to attract, retain and motivate key technical personnel; our dependence on foreign sales and foreign-produced products; the effect of acquisitions; impairment charges; and changes in tax rates or changes in accounting standards, including changes in the accounting treatment of employee stock options.

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

Executive Overview

Emulex is the industry’s preeminent source for a broad range of advanced storage networking infrastructure solutions. Our products and technologies leverage an adaptable common architecture that extends from deep within the storage array to the server edge of storage networks. Our award-winning storage networking solution offerings include host bus adapters, or HBAs, embedded storage switches, storage Input/Output, or I/O, controllers and storage area network, or SAN, storage switch products. HBAs are the data communication products that enable servers to connect to storage networks by offloading communication-processing tasks as information is delivered and sent to the storage network. Embedded storage switches and I/0 controllers are deployed inside storage arrays, tape libraries and other storage appliances, delivering improved performance and reliability and storage connectivity. The world’s largest storage and server OEMs rely on our highly flexible common architecture to establish a robust foundation for cost-effectively integrating a wide array of storage protocols, standards and speeds.

We rely almost exclusively on OEMs and sales through distribution channels for our revenue. The world’s leading server and storage providers, including Dell, EMC, Engenio, Fujitsu Ltd., Fujitsu Siemens, Bull, Hewlett-Packard, Hitachi Data Systems, IBM, NEC, Network Appliance, Quantum Corp., StorageTek, Sun Microsystems, Unisys and Xyratex, have selected our products. Our distribution partners include ACAL, Avnet, Bell Microproducts, Info-X, Netmarks, Tech Data and Tokyo Electron. In addition, we include industry leaders Brocade, Computer Associates, Intel, McDATA, Microsoft and VERITAS among our strategic partners. The market for storage networking infrastructure solutions is concentrated among large OEMs and, as such, a significant portion of our revenues is generated from sales to a limited number of customers.

We believe that our investment in the storage networking infrastructure solutions represents an opportunity for revenue growth and profitability for the future. Although we did reduce our headcount by 27 in August 2004 in an effort to realign our resources, we continue to, and currently plan to invest in research and development, sales and marketing, and capital equipment to deliver leading-edge products to our customers, including additional four gigabit per second connectivity solutions, increased Linux offerings, and products focused on the small to medium business and blade server markets. As of December 26, 2004, we had a total of 494 employees.

Our corporate headquarters are located at 3333 Susan Street, Costa Mesa, California 92626. Our periodic and current reports filed with or furnished to the Securities and Exchange Commission pursuant to the requirements of the Securities and Exchange Act of 1934 are available free of charge through our website (www.emulex.com) as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. References contained herein to “Emulex,” the “Company,” the “Registrant,” “we,” “our” and “us” refer to Emulex Corporation and its subsidiaries.

Business Combination

On November 13, 2003, we completed the cash tender offer by Aviary Acquisition Corporation, our wholly owned subsidiary, to acquire all outstanding shares of Vixel Corporation. On November 17, 2003, we completed our acquisition of Vixel. We acquired Vixel, a leading supplier of embedded switch ASICs and subsystems for the storage networking market, to expand our Fibre Channel product line and paid $298.4 million in cash for all outstanding common stock, preferred stock and warrants of Vixel Corporation. We also incurred acquisition-related expenses of $6.7 million in cash. In addition, we issued 2.2 million stock options with a fair value of approximately $47.5 million and kept the original vesting periods for the options in exchange for the outstanding Vixel options for a total acquisition value of $352.7 million. We calculated the fair value of the 2.2 million stock options issued at the date of acquisition using the Black-Scholes option-pricing model. The operations of Vixel, since its acquisition, are included within the Company’s one operating segment, networking products. Additional information is contained below under “Impairment of Goodwill.”

Results of Operations

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere herein.

	Percentage of Net Revenues
	Three months ended		Six months ended
	December 26,	December 28,	December 26,	December 28,
	2004	2003	2004	2003

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	36.6	36.9	38.1	35.3

Gross profit	63.4	63.1	61.9	64.7

Operating expenses:
Engineering and development	21.5	19.4	24.2	19.4
Selling and marketing	8.3	7.3	9.1	6.4
General and administrative	3.9	5.9	1.9	5.1
Amortization of intangibles	7.2	4.5	8.0	3.2
Impairment of goodwill	-	-	1.1	-
In-process research and development	-	12.1	-	6.4

Total operating expenses	40.9	49.2	44.3	40.5

Operating income	22.5	13.9	17.6	24.2

Nonoperating income (loss):
Interest income	3.1	2.1	3.6	2.5
Interest expense	(1.1)	(0.8)	(1.4)	(1.0)
Gain (loss) on repurchase of convertible subordinated notes	-	(1.9)	7.9	1.6
Other income, net	0.1	0.1	0.1	0.1

Total non-operating income (loss)	2.1	(0.5)	10.2	3.2

Income before income taxes	24.6	13.4	27.8	27.4

Income tax provision	9.1	9.6	10.5	12.8

Net income	15.5%	3.8%	17.3%	14.6%

Three months ended December 26, 2004, compared to three months ended December 28, 2003

Net Revenues. Net revenues for the second quarter of fiscal 2005 ended December 26, 2004, decreased by $2.7 million, or 3 percent, to $91.7 million, compared to $94.4 million for the same quarter of fiscal 2004 ended December 28, 2003.

The following chart details our net revenues by product line for the three months ended December 26, 2004 and December 28, 2003:

Net Revenues by Product Line

	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	December 26,	of Net	December 28,	of Net	Increase/	Percentage
(in thousands)	2004	Revenues	2003	Revenues	(Decrease)	Change

Fibre Channel	$91,668	100%	$94,335	100%	$(2,667)	(3)%
IP networking	1	-	31	-	(30)	(97)%
Other	2	-	3	-	(1)	(33)%

Total net revenues	$91,671	100%	$94,369	100%	$(2,698)	(3)%

From a product line perspective, net revenues generated from our Fibre Channel products for the three months ended December 26, 2004, were $91.7 million, a decrease of $2.7 million, or three percent, compared to Fibre Channel product revenues of $94.3 million for the three months ended December 28, 2003. Net revenues from our Fibre

Channel products have continued to represent substantially all of our net revenues. We believe that our net revenues from our Fibre Channel products are being generated primarily as a result of our product certifications and qualifications with OEM customers, which generate both direct OEM sales and indirect sales through distribution. Our IP networking products consist of both our iSCSI products, which have not completed development, as well as legacy VI and cLAN products. We expect that our VI, cLAN and traditional networking products, which have all entered end-of-life status, will contribute negligible revenues to succeeding quarters. We do not expect material revenue from iSCSI products for the foreseeable future.

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

Net Revenues by Major Customers

	Direct Revenues		Total Direct and Indirect Revenues (2)
	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	December 26,	December 28,	December 26,	December 28,
	2004	2003	2004	2003

Net revenue percentage (1) :
IBM	30%	27%	30%	27%
Info-X	18%	-	-	-
Hewlett-Packard	14%	23%	16%	25%
EMC	-	-	21%	17%

(1)	Amounts less than 10 percent are not presented.

(2)	Customer-specific models sold indirectly are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.

Direct sales to our top five customers accounted for 70 percent of total net revenues for the three months ended December 26, 2004, compared to 69 percent for the three months ended December 28, 2003, and we expect to be similarly concentrated in the future. Our net revenues from our customers can be significantly impacted by changes to our customers’ business and their business models. Our EMC-specific models are sold both directly to EMC and indirectly through distributors such as Info-X. As a result, for the three months ended December 26, 2004, and December 28, 2003, direct revenues attributable to EMC were less than 10 percent of our total net revenues, but direct and indirect revenues attributable to EMC were greater than 10 percent of our total net revenues.

The following chart details our net revenues by sales channel for the three months ended December 26, 2004, and December 28, 2003:

Net Revenues by Sales Channel

	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	December 26,	of Net	December 28,	of Net	Increase/	Percentage
(in thousands)	2004	Revenues	2003	Revenues	(Decrease)	Change

OEM	$60,146	66%	$66,307	70%	$(6,161)	(9%)
Distribution	31,199	34%	28,005	30%	3,194	11%
Other	326	-	57	-	269	472%

Total net revenues	$91,671	100%	$94,369	100%	$(2,698)	(3%)

From a sales channel perspective, net revenues generated from OEM customers were 66 percent of total net revenues and sales through distribution were 34 percent in the three months ended December 26, 2004 compared to net revenues from OEM customers of 70 percent and sales through distribution of 30 percent in the three months ended December 28, 2003. The decrease in our net OEM revenues was due to a decline in our Hewlett-Packard business, while the increase in our net revenues from distribution was driven by an increase in our EMC business, which is largely fulfilled through distribution channel sales.

The following chart details our net domestic and international revenues based on billed-to location for the three months ended December 26, 2004, and December 28, 2003:

Net Domestic and International Revenues

	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	December 26,	of Net	December 28,	of Net	Increase/	Percentage
(in thousands)	2004	Revenues	2003	Revenues	(Decrease)	Change

United States	$50,695	55%	$51,587	55%	$(892)	(2%)
Pacific Rim Countries	12,384	14%	9,579	10%	2,805	29%
Europe and rest of world	28,592	31%	33,203	35%	(4,611)	(14%)

Total net revenues	$91,671	100%	$94,369	100%	$(2,698)	(3%)

Because we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.

Gross Profit. Cost of sales included the cost of production of finished products as well as support costs and other expenses related to inventory management, manufacturing quality and order fulfillment. In the three months ended December 26, 2004, gross profit decreased $1.4 million, or two percent, to $58.1 million, from $59.6 million in the three months ended December 28, 2003. The decrease in gross profit in the three months ended December 26, 2004, compared to the three months ended December 26, 2003, was primarily due to lower revenues. Additionally, the three months ended December 28, 2003, included a benefit of $0.1 million as previously reserved one gigabit per second excess and obsolete inventory was sold, as discussed below. For the three months ended December 26, 2004, and December 28, 2003, cost of sales included $37 thousand and $0.2 million of amortized deferred stock-based compensation expenses, respectively. Gross margins remained relatively unchanged at approximately 63 percent for both the three months ended December 26, 2004, and December 28, 2003.

Engineering and Development. Engineering and development expenses consisted primarily of salaries and related expenses for personnel engaged in the design, development and technical support of our products. These expenses included third-party fees paid to consultants, prototype development expenses and computer services costs related to supporting computer tools used in the engineering and design process. Engineering and development expenses were $19.7 million and $18.3 million in the three months ended December 26, 2004 and December 28, 2003, representing 22 and 19 percent of net revenues in each period, respectively. Engineering and development expenses increased by $1.4 million, or eight percent, in the three months ended December 26, 2004, compared to the three months ended December 28, 2003. This increase was primarily due to the inclusion of the engineering and development expenses associated with our acquisition of Vixel for the entire three months ended December 26, 2004, compared to only part of the three months ended December 28, 2003. Since we completed our integration of Vixel’s day-to-day operations during the three months ended March 28, 2004, we no longer separately track former-Vixel operations. However, the expenses associated with the former-Vixel operations are estimated to account for approximately $0.8 million of the overall $1.4 million increase. The remaining increase in engineering and development expenses was due to our continued investment in our storage networking infrastructure product development. Engineering and development expenses included $0.4 million and $0.6 million of amortized deferred stock-based compensation expenses for the three months ended December 26, 2004, and December 28, 2003, respectively. Due to the technical nature of our products, engineering support is a critical part of our strategy during both the development of our products and the support of our customers from product design through deployment into the market. We intend to continue to make significant investments in the technical support and enhancement of our current products, as well as the continued development of new products. Engineering expenses can fluctuate significantly from quarter to quarter depending on several factors, including, but not limited to, non-recurring engineering charges associated with new product introduction schedules, hiring patterns and depreciation of capital equipment.

Selling and Marketing. Selling and marketing expenses consisted primarily of salaries, commissions and related expenses for personnel engaged in the marketing and sales of our products, as well as trade shows, product literature, promotional support costs and other advertising-related costs. Selling and marketing expenses were $7.6 million and $6.9 million in the three months ended December 26, 2004 and December 28, 2003, representing eight and seven percent of net revenues, respectively. Selling and marketing expenses increased by $0.7 million, or 11 percent, in the three months ended December 26, 2004, compared to the three months ended December 28, 2003. Selling and marketing expenses for the three months ended December 26, 2004, related to personnel increased $0.6 million, while those related to advertising and other promotions increased $0.2 million, compared to the same period of the prior year. Similar to engineering and development expenses, we no longer track former-Vixel operations separately.

However, the expenses associated with the former-Vixel operations are estimated to account for approximately a $0.3 million decrease in selling and marketing expenses in the three months ended December 26, 2004 compared to the three months ended December 28, 2003, partially offsetting the increases above. For the three months ended December 26, 2004, selling and marketing expenses included $0.2 million of amortized deferred stock-based compensation expenses. For the three months ended December 28, 2003 selling and marketing expenses included $1.3 million of amortized deferred stock-based compensation expenses, primarily related to the acquisition of Vixel.

General and Administrative. Ongoing general and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees and other associated corporate expenses. General and administrative expenses were $3.6 million, or four percent of net revenues, in the three months ended December 26, 2004, compared to $5.6 million, or six percent of net revenues, for the three months ended December 28, 2003, resulting in a decrease of $2.0 million, or 36 percent. This decrease was primarily due to the inclusion of general and administrative expenses associated with our acquisition of Vixel of $1.3 million in three months ended December 28, 2003, including $0.7 million for the settlement of shareholder litigation related to the Vixel acquisition. Since we completed our integration of Vixel’s day-to-day operations during the three months ended March 28, 2004, we no longer separately track former-Vixel operations. However, the expenses associated with the former-Vixel operations are estimated to account for approximately $0.2 million in the three months ended December 26, 2004, resulting in a decrease from the comparable period of the prior year of $1.1 million, as the majority of the general and administrative costs of Vixel Corporation were redundant with the general and administrative costs of Emulex Corporation prior to the acquisition. Additionally, general and administrative expenses for the three months ended December 26, 2004, included a $0.3 million reduction related to reimbursement received from our insurance carrier related to shareholder litigation on the Vixel acquisition. For the three months ended December 26, 2004 and December 28, 2003, general and administrative expenses included $0.5 million and $0.4 million of amortized deferred stock-based compensation expenses, respectively.

In-Process Research and Development. The in-process research and development expense of $11.4 million, or 12 percent of net revenues, recorded in the three months ended December 28, 2003, was related to our acquisition of Vixel Corporation in November 2003. There was no in-process research and development expense for the three months ended December 26, 2004.

Amortization of Intangibles. Amortization of intangibles included the amortization of intangible assets with estimable lives related to the acquisitions of Vixel in November 2003 and Giganet in March 2001, as well as the purchase of the technology assets of Trebia Networks in October 2003. For the three months ended December 26, 2004, amortization of intangibles was $6.5 million, or seven percent of net revenues. In addition to amortization associated with the acquisition of Giganet, amortization of intangibles for the three months ended December 28, 2003, included amortization expense associated with the acquisition of Vixel and the technology assets of Trebia Networks from the date of their respective acquisitions in November 2003 and October 2003, resulting in amortization expense of $4.3 million, or five percent of net revenues. Because the results of operations for the three months ended December 28, 2003 did not include amortization of intangibles resulting from the Vixel acquisition and the acquisition of the technology assets of Trebia Networks for the entire three month period, amortization of intangibles for the three months ended December 26, 2004 increased by $2.2 million in comparison to the three months ended December 28, 2003.

Nonoperating Income (Loss). Nonoperating income consisted primarily of interest income, interest expense and other non-operating income and expense items such as the gains or losses on the repurchase of convertible subordinated notes. Our nonoperating income increased by $2.3 million to net nonoperating income of $1.9 million in the three months ended December 26, 2004, compared to a net nonoperating loss of $0.5 million in the three months ended December 28, 2003. The three months ended December 28, 2003 included a $1.8 million loss resulting from the repurchase of $85.4 million in face value of our 1.75 percent convertible subordinated notes. No convertible subordinated notes were repurchased during the three months ended December 26, 2004. Excluding the $1.8 million loss on the convertible subordinated note repurchase, nonoperating income would have been $1.3 million for the three months ended December 28, 2003. In the three months ended December 26, 2004, interest income was $2.9 million, or $0.9 million higher than in the three months ended December 28, 2003, primarily due to higher overall balances of cash and investments, as well as some improvement in interest rates. Interest expense was $1.1 million, or $0.3 million higher, in the three months ended December 26, 2004, compared to the three months ended December 28, 2003, primarily due to our 0.25 percent contingent convertible debt issued in December 2003 and January 2004.

Income Taxes. In the three months ended December 26, 2004 we recorded a tax provision in the amount of $8.4 million, or approximately 37 percent of our income before income taxes. In the three months ended December 28,

2003, we recorded a tax provision in the amount of $9.0 million, or approximately 71 percent of our income before income taxes, primarily due to the in-process research and development expense of $11.4 million associated with the Vixel acquisition being non-deductible for tax purposes.

Six months ended December 26, 2004, compared to Six months ended December 28, 2003

Net Revenues. Net revenues for the six months ended December 26, 2004 decreased by $14.1 million, or eight percent, to $164.9 million, compared to $178.9 million for the corresponding period of the prior year ended December 28, 2003.

The following chart details our net revenues by product line for the six months ended December 26, 2004 and December 28, 2003:

Net Revenues by Product Line

	Six Months		Six Months
	Ended	Percentage	Ended	Percentage
	December 26,	of Net	December 28,	of Net	Increase/	Percentage
(in thousands)	2004	Revenues	2003	Revenues	(Decrease)	Change

Fibre Channel	$164,884	100%	$178,435	100%	$(13,551)	(8)%
IP networking	5	-	503	-	(498)	(99)%
Other	7	-	8	-	(1)	(13)%

Total net revenues	$164,896	100%	$178,946	100%	$(14,050)	(8)%

From a product line perspective, net revenues generated from our Fibre Channel products for the six months ended December 26, 2004, were $164.9 million, a decrease of $13.6 million, or eight percent, compared to Fibre Channel product revenues of $178.4 million for the six months ended December 28, 2003. We believe the lower net revenue from Fibre Channel products for the six months ended December 26, 2004, compared to the corresponding period of the prior year, is primarily due to reduced demand from one of our major OEM customers, Hewlett-Packard, and preparation for the shift to EMC’s Select Program as discussed below.

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

Net Revenues by Major Customers

	Direct Revenues		Total Direct and Indirect Revenues (2)
	Six Months	Six Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 26,	December 28,	December 26,	December 28,
	2004	2003	2004	2003

Net revenue percentage (1) :
IBM	29%	24%	29%	24%
Hewlett-Packard	15%	21%	17%	23%
Info-X	12%	10%	-	-
Tidalwire	-	10%	-	-
EMC	-	-	18%	24%

(1) Amounts less than 10 percent are not presented.

(2) Customer-specific models sold indirectly are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.

Direct sales to our top five customers accounted for 65 percent of total net revenues for the six months ended December 26, 2004, compared to 71 percent for the six months ended December 28, 2003, and we expect to be similarly concentrated in the future. Our net revenues from our customers can be significantly impacted by changes to our customers’ business and their business models. Under our planned participation in EMC’s Select Program, a portion of the sales of our EMC-specific models are to be directly purchased by EMC from Emulex instead of being sold through EMC’s distribution partners. During the six months ended December 26, 2004, as fewer EMC-specific models were sold to EMC’s distribution partners, the level of inventory held by EMC’s distribution partners was decreased in preparation for EMC’s Select Program, thereby reducing our revenue.

The following chart details our net revenues by sales channel for the six months ended December 26, 2004, and December 28, 2003:

Net Revenues by Sales Channel

	Six Months		Six Months
	Ended	Percentage	Ended	Percentage
	December 26,	of Net	December 28,	of Net	Increase/	Percentage
(in thousands)	2004	Revenues	2003	Revenues	(Decrease)	Change

OEM	$110,997	67%	$114,317	64%	$(3,320)	(3%)
Distribution	53,461	33%	64,532	36%	(11,071)	(17%)
Other	438	-	97	-	341	352%

Total net revenues	$164,896	100%	$178,946	100%	$(14,050)	(8%)

From a sales channel perspective, net revenues generated from OEM customers were 67 percent of total net revenues and sales through distribution were 33 percent in the six months ended December 26, 2004 compared to net revenues from OEM customers of 64 percent and sales through distribution of 36 percent in the six months ended December 28, 2003.

The following chart details our net domestic and international revenues based on billed-to location for the six months ended December 26, 2004, and December 28, 2003:

Net Domestic and International Revenues

	Six Months		Six Months
	Ended	Percentage	Ended	Percentage
	December 26,	of Net	December 28,	of Net	Increase/	Percentage
(in thousands)	2004	Revenues	2003	Revenues	(Decrease)	Change

United States	$88,370	54%	$104,562	59%	$(16,192)	(15%)
Pacific Rim Countries	23,681	14%	18,155	10%	5,526	30%
Europe and rest of world	52,845	32%	56,229	31%	(3,384)	(6%)

Total net revenues	$164,896	100%	$178,946	100%	$(14,050)	(8%)

Because we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.

Gross Profit. In the six months ended December 26, 2004, gross profit decreased $13.7 million, or 12 percent, to $102.1 million, from $115.8 million in the six months ended December 28, 2003. Gross margin decreased to 62 percent in the six months ended December 26, 2004, compared to 65 percent in the six months ended December 28, 2003. Starting in late September 2001, some of our major customers made announcements that general economic conditions, exacerbated by the increase in economic uncertainty in the aftermath of the terrorist events of September 11, 2001, were having a negative impact on their financial results. The announcements made, and forecasts received, indicated deteriorating demand for our one gigabit per second, or Gbps, products as these customers were expected to migrate to two Gbps products for future purchases. As a result, we recorded an estimated excess and obsolete inventory charge totaling $13.6 million during the first quarter of fiscal 2002. After initially recording this one Gbps reserve during the first quarter of fiscal 2002, we have subsequently reduced this reserve by a total of $8.9 million through December 26, 2004, as previously reserved inventory has been sold. Overall, we have been able to recover a significant portion of this reserved inventory that was not expected based on our forecasts and the forecasts received from our customers when this excess and obsolete charge was recorded. In addition to the sale of this previously-reserved product, we have also scrapped $4.2 million of this reserved inventory and negotiated and paid cancellation charges of $0.2 million through December 28, 2003, related to this excess and obsolete inventory charge since it was initially recorded. In the six months ended December 28, 2003, the reduction related to our one Gbps reserve, as previously reserved inventory was sold, was $1.9 million. There was no reduction in the six months ended December 26, 2004. Excluding the reduction of the excess and obsolete inventory reserve of $1.9 million in the six months ended December 28, 2003, gross profit would have been $113.9 million and gross margin would have been 64 percent in the six months ended December 28, 2003. The remaining decrease in gross profit and gross margin in the six months ended December 26, 2004, compared to the six months ended December 28, 2003, was primarily due to lower production volumes of HBAs as we temporarily curtailed production to reduce inventory, spreading our fixed manufacturing costs across fewer units, especially during the three months ended September 26, 2004, and product mix, including the increased mix of Fibre Channel switch products which carry lower gross margins than HBAs. Also, cost of sales included $0.1 million and $0.2 million of amortized deferred stock-based compensation expense for the six months ended December 26, 2004, and December 28, 2003, respectively.

Engineering and Development. Engineering and development expenses were $39.9 million and $34.7 million in the six months ended December 26, 2004 and December 28, 2003, representing 24 and 19 percent of net revenues in each period, respectively. Engineering and development expenses increased by $5.3 million, or 15 percent, in the six months ended December 26, 2004 compared to the six months ended December 28, 2003. This increase was primarily due to the inclusion of the engineering and development expenses associated with our acquisition of Vixel for the entire six months ended December 26, 2004 versus only a part of the corresponding period of the prior year. Since we completed our integration of Vixel’s day-to-day operations during the three months ended March 28, 2004, we no longer separately track former-Vixel operations. However, the expenses associated with the former-Vixel operations are estimated to account for approximately $3.5 million of the overall $5.3 million increase. The remaining increase was due to our continued investment in our storage networking infrastructure product development. Engineering and development expenses included $0.9 million and $1.0 million of amortized deferred stock-based compensation expenses for the six months ended December 26, 2004 and December 28, 2003, respectively.

Selling and Marketing. Selling and marketing expenses were $15.0 million and $11.5 million in the six months ended December 26, 2004 and December 28, 2003, representing nine and six percent of net revenues, respectively. Selling and marketing expenses increased by $3.6 million, or 31 percent, in the six months ended December 26, 2004, compared to the six months ended December 28, 2003. This increase was partially due to the inclusion of the selling and marketing expenses associated with our acquisition of Vixel in November 2003. As discussed previously, we no longer track former-Vixel operations separately. However, the expenses associated with the former-Vixel operations are estimated to account for approximately $1.1 million of the overall $3.6 million increase in selling and marketing expenses. Additionally, selling and marketing expenses related to personnel and advertising and other promotions for the six months ended December 26, 2004 increased by approximately $0.9 million and $0.7 million, respectively, compared to the same period of the prior year. For the six months ended December 26, 2004, selling and marketing expenses included $0.5 million of amortized deferred stock-based compensation expenses. For the six months ended December 28, 2003 selling and marketing expenses included $1.4 million of amortized deferred stock-based compensation expenses. As a portion of selling and marketing expenses, such as selling and marketing employees’ base compensation and amortized deferred stock-based compensation expense, is not driven directly by increases or decreases in net revenues, the expenses fluctuate as a percent of net revenues.

General and Administrative. General and administrative expenses were $3.2 million in the six months ended December 26, 2004. General and administrative expenses for the six months ended December 26, 2004, included a $4.6 million reduction related to reimbursement received from our insurance carriers during the period, in excess of our receivable. This reimbursement is primarily related to the shareholder litigation settled and recorded as general and administrative expense in our fiscal year ended June 29, 2003. General and administrative expenses for the six months ended December 26, 2004, excluding this $4.6 million insurance reimbursement would have been $7.8 million, or five percent of net revenues, compared to $9.2 million, or five percent of net revenues, for the six months ended December 28, 2003. This would represent a decrease of $1.4 million in the six months ended December 26, 2004, excluding the insurance recovery, compared to the six months ended December 28, 2003. Similar to other operating expenses, we no longer track former-Vixel operations separately. However, the expenses associated with the former-Vixel operations are estimated to account for approximately $0.9 million of the decrease in general and administrative expenses, as the majority of the general and administrative costs of Vixel Corporation were redundant with the general and administrative costs of Emulex Corporation prior to the acquisition. For the six months ended December 26, 2004, general and administrative expenses included $1.0 million of amortized deferred stock-based compensation expenses. For the six months ended December 28, 2003, general and administrative expenses included $0.4 million of amortized deferred stock-based compensation expenses.

In-Process Research and Development. The in-process research and development expense of $11.4 million, or six percent of net revenues, recorded in the six months ended December 28, 2003, was related to our acquisition of Vixel Corporation in November 2003. There was no in-process research and development expense for the six months ended December 26, 2004

Amortization of Intangibles. Amortization of intangibles included the amortization of intangible assets with estimable lives related to the acquisitions of Vixel in November 2003 and Giganet in March 2001, as well as the purchase of the technology assets of Trebia Networks in October 2003. For the six months ended December 26,

2004, amortization of other intangibles was $13.1 million, or eight percent of net revenues. Amortization of other intangibles for the six months ended December 28, 2003 was $5.8 million, or three percent of net revenues. The $7.3 million increase in amortization of other intangibles for the six months ended December 26, 2004 in comparison to the same relative period of the prior year was due to the addition of amortization related to the Vixel acquisition and the purchase of the technology assets of Trebia Networks, which due to the timing of the acquisition and purchase, was not included for the full six month period ended December 28. 2003.

Impairment of Goodwill. On June 30, 2004, we announced that tepid demand experienced in the fourth fiscal quarter of 2004 from two of our customers resulted in lower than expected revenue, earnings and cash flows in the fourth fiscal quarter of 2004 and was expected to result in lower sequential revenue, earnings and cash flows in the first fiscal quarter of 2005. These events and circumstances resulted in a subsequent drop in our stock price, which indicated a potential impairment might have occurred. As a result, we conducted a FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” analysis, as well as a FAS 142, “Goodwill and Other Intangible Assets,” analysis, including a second step goodwill impairment test. The results of the FAS 144 analysis indicated that our long-lived assets were not impaired. However, the FAS 142 analysis indicated that goodwill was impaired. This determination was made at the reporting unit level and consisted of two steps. First, the fair value of our only reporting unit was determined, based on a market approach, and compared to its carrying amount. Next, as the carrying amount exceeded the fair value, the second step of FAS 142 was performed. The implied fair value of goodwill was determined by allocating the fair value in a manner similar to a purchase price allocation, in accordance with FAS 141, “Business Combinations.” As a result of this FAS 142 analysis, on September 9, 2004, we concluded that a $583.5 million charge for goodwill impairment should be recorded as of June 27, 2004. After recording this impairment charge, there was no goodwill remaining on our balance sheet as of June 27, 2004. In connection with the preparation of Vixel Corporation’s tax return in the first quarter of fiscal 2005, we revised estimates and discovered errors related to the deferred tax assets of Vixel Corporation (acquired in November 2003). These events resulted in a revision to Vixel’s purchase price allocation to decrease net deferred tax assets and increase goodwill, which was impaired. This resulted in a $1.8 million impairment of goodwill charge for the three months ended September 26, 2004. Had these items been recorded in fiscal 2004, our net loss would have been $1.8 million higher, or $534.1 million, instead of $532.3 million. We do not believe that this $1.8 million impairment of goodwill is material to fiscal 2004 or will be material to fiscal 2005 operations or financial results. Excluding this adjustment, net income for the six months ended December 26, 2004, would have been $30.3 million.

Nonoperating Income. Nonoperating income consisted primarily of interest income, interest expense and other non-operating income and expense items such as the gains on the repurchase of convertible subordinated notes. Our nonoperating income increased by $10.9 million to $16.7 million in the six months ended December 26, 2004, from $5.8 million in the six months ended December 28, 2003. The $10.9 million increase in nonoperating income was primarily due to a gain of $13.1 million related to the partial repurchase of 0.25 percent contingent convertible subordinated notes in the six months ended December 26, 2004, compared to a net gain of $2.9 million related to the partial repurchase of our 1.75 percent convertible subordinated notes in the six months ended December 28, 2003. Additionally, interest income increased $1.4 million to $5.9 million in the six months ended December 26, 2004, compared to $4.5 million in the six months ended December 28, 2003, due to the receipt of $0.3 million of interest related to the insurance reimbursement discussed below in Liquidity and Capital Resources, higher overall balances of cash and investments, and some improvement in interest rates. Interest expense, which is primarily due to our outstanding convertible subordinated notes, increased by $0.6 million to $2.4 million in the six months ended December 26, 2004, compared to $1.8 million in the six months ended December 28, 2003.

Income Taxes. In the six months ended December 26, 2004, we recorded a tax provision in the amount of $17.3 million, or approximately 38 percent of our income before income taxes. In the six months ended December 28, 2003, we recorded a tax provision in the amount of $22.9 million, or approximately 47 percent of our income before income taxes, primarily due to the in-process research and development expense of $11.4 million associated with the Vixel acquisition being non-deductible for tax purposes.

Critical Accounting Policies

The preparation of the financial statements requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets and liabilities in accordance with accounting principles generally accepted in the United States. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying values of assets and liabilities. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. If these estimates differ significantly from actual results, the impact to the financial statements may be material.

We believe the following are critical accounting policies and require us to make significant judgments and estimates in the preparation of our consolidated financial statements: revenue recognition; warranty; allowance for doubtful accounts; goodwill; other intangibles and long-lived assets; inventories; income taxes and stock-based compensation.

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

Warranty. We provide a warranty of between one and five years on our products. We record a provision for estimated warranty-related costs based on historical product return rates and management’s estimates of expected future costs to fulfill warranty obligations.

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

Goodwill, Other Intangibles and Long-Lived Assets. Other intangibles resulting from the acquisitions of Vixel and Giganet and the purchase of the technology assets of Trebia Networks are carried at cost less accumulated amortization. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets, ranging from two to seven years. In accordance with SFAS No. 142, goodwill and other intangibles that have indeterminate lives will be tested for impairment based on discounted cash flows and market capitalization at least annually, but also on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. Our annual impairment test occurs during our fourth fiscal quarter each year.

Additionally, SFAS No. 144, under which the recoverability of long-lived assets is assessed by determining whether the carrying value of an asset can be recovered through projected undiscounted future operating cash flows over its remaining life whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying value, such as in the fiscal fourth quarter of 2004 when tepid demand from two of our customers and a subsequent drop in our stock price resulted in an indication of impairment to our goodwill and other intangible assets. The amount of impairment, if any, is measured based on fair value, which is determined using projected discounted future operating cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

At the end of June 2004, events and circumstances, including tepid fiscal fourth quarter of 2004 demand from two of our customers coupled with a subsequent drop in our stock price, indicated that a potential impairment of goodwill existed. As a result, we conducted a SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” analysis, as well as a SFAS 142, “Goodwill and Other Intangible Assets” analysis, including a second step goodwill impairment test. The result of the Statement 144 analysis indicated that none of our long-lived assets had been impaired. Any future impairment loss could materially and adversely affect our financial position and results of operations. However, the SFAS 142 analysis indicated that all of our goodwill, which was in excess of $580 million, was impaired.

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

Accordingly, we may have to record reductions to the carrying value of excess and obsolete inventory if forecasted demand decreases, as we have previously recorded, including an excess and obsolete inventory charge of $13.6 million during the three months ended September 30, 2001.

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

Stock-Based Compensation. We account for our stock-based awards to employees using the intrinsic value method. Stock-based awards to non-employees, if any, are recorded using the fair value method. See note 1 of the Condensed Consolidated Financial Statements for more information. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments,” or SFAS 123R. SFAS 123R requires that the compensation cost related to share-based payment transactions, measured based on the fair value of the equity or liability instruments issued, be recognized in the financial statements. Determining the fair value of options using the Black-Scholes model, or other currently accepted option valuation models, requires highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the grant date. SFAS 123R will be effective for our first interim period of fiscal 2006, which would be the three months ending October 2, 2005; however, earlier adoption is permitted. The adoption of SFAS 123R will have a significant impact on our results of operations.

Liquidity and Capital Resources

As of December 26, 2004, we had $479.2 million in working capital and $598.1 million in cash and cash equivalents, current investments and long-term investments. At June 27, 2004, we had $486.8 million in working capital and $655.4 million in cash and cash equivalents, restricted cash, current investments and long-term investments. Our cash and cash equivalents decreased by $66.8 million to $125.3 million as of December 26, 2004, from $192.1 million as of June 27, 2004. The decrease in cash and cash equivalents was due to our financing activities, which used $134.1 million, and our investing activities, which used $16.1 million. The cash and cash equivalents used by financing and investing activities were partially offset by our operating activities, which provided $83.4 million of cash and cash equivalents.

In the six months ended December 26, 2004, operating activities provided $83.4 million of cash and cash equivalents compared to providing $24.3 million in the six months ended December 28, 2003. The primary reason for the increase in cash provided by operating activities for the six months ended December 26, 2004 was net income of $28.5 million adjusted for non-cash reconciling items, the most significant of which were amortization of other intangibles, depreciation and amortization of property and equipment, deferred income taxes, a gain on the repurchase of our 0.25 percent contingent convertible subordinated notes, and a recovery related to insurance reimbursement on shareholder litigation settlements. Additionally, decreases in inventories and accounts and other receivables, and an increase in income taxes payable, increased our net cash provided by operating activities.

In the six months ended December 26, 2004, investing activities used $16.1 million of cash and cash equivalents, as the amount of purchases of new investments exceeded the maturities of existing investments. Additionally, during the six months ended December 26, 2004, we spent $6.6 million on additions to property and equipment compared to spending $22.1 million during the same period of the prior year. For the six months ended December 28, 2003, investing activities used $200.5 million of cash and cash equivalents, primarily due to the purchase of Vixel Corporation and the technology assets of Trebia Networks, which was partially offset by net investment maturities in excess of purchases of new investments. The additions to property and equipment in the prior year included amounts related to the building of our new corporate headquarters.

Financing activities used $134.1 million of cash and cash equivalents in the six months ended December 26, 2004. This decrease in cash and cash equivalents was primarily due to the repurchase of $153.0 million in face value of our 0.25 percent contingent convertible subordinated notes at a net discount, for $137.2 million. For the six months ended December 28, 2003, financing activities provided $230.3 million of cash and cash equivalents due primarily to net proceeds of $439.2 million from the issuance of our 0.25 percent contingent convertible debt, partially offset by the repurchases of common stock and some of our 1.75 percent convertible subordinated notes, for a combined total of $213.8 million.

As of December 26, 2004, we had approximately $17.0 million in face value of our 1.75 percent convertible subordinated notes due 2007 outstanding. Interest on these notes is payable in cash on February 1 and August 1 of each year. These notes may be converted by the holder at any time into shares of our common stock at the conversion price of $53.84 per share, subject to the potential adjustments described in the terms of the notes issued. On January 27, 2005 we announced the redemption of all of our 1.75 percent convertible notes effective February 22, 2005. We expect that the aggregate redemption price of such notes will be $17.0 million plus accrued interest.

As of December 26, 2004, we had approximately $364.5 million in face value of our 0.25 percent contingent convertible subordinated notes due 2023 outstanding. Interest is payable in cash on June 15 and December 15 of each year. Under the terms of the offering, the notes will be convertible, at the option of the holder and subject to the satisfaction of certain conditions, into shares of our common stock at a price of $43.20 per share. Holders of the notes may require us to purchase the notes for cash by giving written notice within the 20 business days prior to each of December 15, 2006, December 15, 2008, December 15, 2013, and December 15, 2018. See note 7 to the condensed consolidated financial statements contained herein for more information.

We have entered into purchase agreements for inventory, and as of December 26, 2004, our remaining inventory purchase obligation for these items was $15.4 million, including $5.2 million related to key inventory components.

On October 9, 2003, before our acquisition of Vixel, a purported class action lawsuit was filed in King County Superior Court of the State of Washington against Vixel and each of Vixel’s directors and certain unnamed individuals (the “Vixel Parties”), entitled Russell Fink v. Vixel Corporation, et al., Case No. 03-2-37226-9SEA. The complaint made general allegations that, among other things, Vixel’s directors breached their fiduciary duties to Vixel stockholders in connection with the approval of the merger with Emulex and sought to enjoin the tender offer and have the merger agreement declared unlawful, among other forms of relief. On November 7, 2003, the Vixel Parties entered into a memorandum of understanding for a $0.7 million settlement with the plaintiff in the class action suit pursuant to which the parties have agreed to settle the action, subject to court approval. The $0.7 million was recorded as general and administrative expense for the three months ended December 28, 2003. Formal settlement documents were signed on May 5, 2004 and the plaintiff has completed discovery as agreed to by the parties. In August 2004, final court approval was obtained for the settlement of the Fink v. Vixel litigation, and we paid the $0.7 million settlement. During the three months ended December 26, 2004, we received a $0.3 million reimbursement from our insurer relating to the Fink v. Vixel litigation.

In July 2004, we obtained an arbitration award against two of our insurers related to class action and derivative suits settled in 2003, and subsequently collected a total of $9.5 million plus $0.3 million in interest during the three months ended September 26, 2004. As the amounts received exceeded the $5.1 million receivable reflected on our books, we recorded a reduction in general and administrative expenses during the three months ended September 26, 2004, of $4.4 million, as well as interest income of $0.3 million.

As part of our commitment to storage networking infrastructure product development, we expect to continue our investments in property and equipment, most notably for additional engineering equipment, and continued enhancement of our global IT infrastructure. Furthermore, we plan to devote additional resources to our engineering, sales and marketing efforts as part of our on-going diversification and growth strategy.

We believe that our existing cash and cash equivalents balances, facilities and equipment leases, investments and anticipated cash flows from operating activities will be sufficient to support our working capital needs and capital expenditure requirements for at least the next 12 months.

As described above, the following summarizes our contractual obligations at December 26, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	(in thousands)
		Less than 1	1-3	4-5	After 5
	Total	Year (2)	Years (3)	Years (4)	Years

Convertible subordinated notes and interest (1)	$384,033	$604	$383,429	$-	$-
Leases	6,229	946	2,196	1,562	1,525
Inventory purchase commitments	15,367	15,367	-	-	-
Letter of credit	46	46	-	-	-
Other commitments	1,591	1,591	-	-	-

Total	$407,266	$18,554	$385,625	$1,562	$1,525

(1)	The principal payment related to the remaining outstanding 0.25 percent contingent convertible subordinated notes of $364.5 million is shown as a payment in the period from July 4, 2005 through July 1, 2007, or 1-3 years above, as holders of these 20-year notes may require us to purchase the notes for cash by giving us written notice as early as 20 business days prior to each of December 15, 2006, December 15, 2008, December 15, 2013, and December 15, 2018.

(2)	Fiscal year ending July 3, 2005.

(3)	Fiscal years ending July 2, 2006, and July 1, 2007.

(4)	Fiscal years ending June 29, 2008, and June 28, 2009.

Risk Factors

A downturn in information technology spending in general or spending on computer and storage systems in particular could adversely affect our revenues and results of operations.

The demand for our Fibre Channel products, which represents substantially all of our net revenues, has been driven by the demand for high-performance storage networking products and solutions that support enterprise computing applications, including on-line transaction processing, data mining, data warehousing, multimedia and Internet applications. Any significant downturn in demand for such products, solutions and applications, could adversely affect our business, results of operations and financial condition. The adverse effects of any sustained downturn in information technology spending on our operating results may be exacerbated by expenses associated with our research and development investments, strategic investments and merger and acquisition activity, as well as customer service and support, which are expected to continue despite any such downturn.

Our business depends upon the continued growth of the Fibre Channel storage networking market, and our business will be adversely affected if such growth does not occur or occurs more slowly than we anticipate.

The size of our potential market is largely dependent upon the acceptance of our Fibre Channel storage networking technologies, as well as the overall demand for storage. We believe that our investment in the Fibre Channel storage networking market provides opportunity for revenue growth and profitability for the future. However, the market for Fibre Channel storage networking products may not gain broader acceptance and customers may choose alternative technologies and/or products supplied by other companies. Recently, interest has re-emerged for iSCSI storage networking solutions, which may satisfy some I/0 connectivity requirements through standard Ethernet adapters and software at little to no incremental cost to end users. Such iSCSI solutions are likely to compete with Fibre Channel solutions, particularly in the low end of the market. In addition, other technologies such as Serial Attached SCSI or SAS, may compete with our Fibre Channel embedded switched solutions in the future. Furthermore, since our products are sold as parts of integrated systems, demand for our products is driven by the demand for these integrated systems, including other companies’ complementary products. A lack of demand for the integrated systems or a lack of complementary products required for these integrated systems could have a material adverse effect on our business, results of operations and financial condition. If the Fibre Channel storage networking market does not grow, or grows more slowly than we anticipate, attracts more competitors than we expect, as discussed below, or if our products do not achieve continued market acceptance, our business, results of operations and financial condition could be materially adversely affected.

Because a significant portion of our revenues are generated from sales to a limited number of customers, none of which are the subject of exclusive or long-term contracts, the loss of one or more of these customers, or our customers’ failure to make timely payments to us, could adversely affect our business.

We rely almost exclusively on original equipment manufacturers, or OEMs, and sales through distribution channels for our revenue. For the three months ended December 26, 2004, we derived approximately 66 percent of our net revenues from OEMs and 34 percent from sales through distribution. Furthermore, because some of our sales through distribution channels consist of OEM products, OEM customers effectively generated more than 85 percent of our revenue for the three and six months ended December 26, 2004. We may be unable to retain our current OEM and distributor customers or to recruit additional or replacement customers.

Although we have attempted to expand our base of customers, including customers for embedded switching products, we believe our revenues in the future will continue to be similarly derived from a limited number of customers. As a result, to the extent that sales to any of our significant customers do not increase in accordance with our expectations or are reduced or delayed, our business, results of operations and financial condition could be materially adversely affected.

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

The markets for our products are highly competitive and are characterized by rapid technological advances, price erosion, frequent new product introductions and evolving industry standards. We expect that our markets will continue to attract new competition. Our current and potential competition consists of major domestic and international companies, some of which have substantially greater financial, technical, marketing and distribution resources than we have. Additional companies, including but not limited to our suppliers, strategic partners, OEM customers and emerging companies, may enter the markets for our storage networking products and new or stronger competitors may emerge as a result of consolidation movements in the marketplace. Additionally, our existing competitors continue to introduce products with improved price/performance characteristics, and we have to do the same to remain competitive. Furthermore, competitors may introduce new products to the market before we do, and thus obtain a first to market advantage over us. Increased competition could result in increased price competition, reduced revenues, lower profit margins or loss of market share, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

Our revenues and results of operations have varied on a quarterly basis in the past and may vary significantly in the future. Accordingly, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful, and you should not rely on such comparisons as indications of our future performance. We may be unable to maintain our current levels of growth or profitability in the future. Our revenues and results of operations are difficult to forecast and could be adversely affected by many factors, including, among others:

•	changes in the size, mix, timing and terms of OEM and other customer orders;

•	changes in the sales and deployment cycles for our products and/or desired inventory levels for our products;

•	acquisitions or strategic investments by our customers, competitors or us;

•	the timing and market acceptance of new or enhanced product introductions by us, our OEM customers and our competitors;

•	market share losses or difficulty in gaining incremental market share growth;

•	fluctuations in product development, procurement, resource utilization and other operating expenses;

•	component shortages experienced by us;

•	reduced demand from our customers, if there is a shortage of, or difficulties in acquiring, components or other products, such as Fibre Channel disk drives, used in conjunction with our products in the deployment of systems;

•	the inability of our electronics manufacturing service, or EMS, providers to produce and distribute our products in a timely fashion;

•	difficulties with updates, changes or additions to our information technology systems;

•	breaches of our network security, including viruses;

•	changes in general social and economic conditions, including but not limited to natural disasters, terrorism, public health and slower than expected market growth, with resulting changes in customer technology budgeting and spending;

•	changes in technology, industry standards or consumer preferences;

•	seasonality; and/or

•	changes in our accounting or other policies resulting from the adoption of new laws, regulations or pronouncements.

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

The markets for our products are characterized by rapidly changing technology, evolving industry standards and the frequent introduction of new products and enhancements. Our future success depends in large part on our ability to enhance our existing products and to introduce new products on a timely basis to meet changes in customer preferences and evolving industry standards. Currently, new and proposed technologies such as four, eight and ten gigabit per second, or Gbps, Fibre Channel solutions; Infiniband; PCI-X 2.0; PCI Express; PCI Express Advanced Switching; iSCSI; Serial ATA, or SATA; Serial Attached SCSI, or SAS; and Remote Direct Memory Access, or RDMA; are in development by many companies and their ultimate acceptance and deployment in the market is uncertain. We are developing some, but not all of these technologies, and we cannot be sure that the technologies we chose to develop will achieve market acceptance, or that technologies that we chose not to develop will be available to purchase or license from third parties or will be immaterial to our business. Furthermore, if our products are not available in time for the qualification cycle at an OEM it may be up to three years, if ever, before another qualification cycle is available to us. In addition, new products and enhancements developed by us may not be backwards compatible to existing equipment already installed in the market. If we are unable, for technological or other reasons, to develop new products, enhance or sell existing products, or consume existing products in a timely and cost-effective manner in response to technological and market changes, our business, results of operations and financial condition may be materially adversely affected.

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

In the past, we have experienced downward pressure on the average unit selling prices of our products. Furthermore, we may provide pricing discounts to customers based upon volume purchase criteria, and achievement of such discounts may reduce our average unit selling prices. To the extent that growth in unit demand fails to offset decreases in average unit selling prices, our revenues and financial performance could be materially adversely affected. Although historically we have achieved offsetting cost reductions, to the extent that average unit selling prices of our products decrease without a corresponding decrease in the costs of such products, our gross margins and financial performance could be materially adversely affected. Furthermore, if the manufactured cost of our products were to increase due to inflation or other factors, our gross margins and financial performance could be materially adversely affected.

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

Our products are complex and may contain undetected hardware or software defects or bugs that could increase our costs, reduce our net revenues or damage our reputation.

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

We believe that our products and technology do not infringe on the intellectual property rights of others or upon intellectual property rights that may be granted in the future pursuant to pending applications. We occasionally receive communications from third parties alleging patent infringement, and there is always the chance that third parties may assert infringement claims against us. Any such claims, with or without merit, could result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements, which may or may not be available. Furthermore, we have in the past obtained, and may be required in the future to obtain, licenses of technology owned by other parties. We cannot be certain that the necessary licenses will be available or that they can be obtained on commercially reasonable terms. If we were to fail to obtain such royalty or licensing agreements in a timely manner and on reasonable terms, our business, results of operations and financial condition would be materially adversely affected.

The inability or increased cost of attracting, motivating or retaining key managerial and technical personnel could adversely affect our business.

Our success depends to a significant degree upon the performance and continued service of key managers, as well as engineers involved in the development of our storage networking technologies and technical support of our storage networking products and customers. Competition for such highly skilled employees in the communities in which we operate, as well as our industry, is intense, and we cannot be certain that we will be successful in recruiting, training and retaining such personnel. In addition, employees may leave our company and subsequently compete against us. Also, many of these key managerial and technical personnel receive stock options as part of our employee retention initiatives. New regulations, volatility in the stock market and other factors could diminish the value of our stock options, putting us at a competitive disadvantage and forcing us to use more cash compensation. If we are unable to attract new managerial and technical employees, or are unable to retain and motivate our current key managerial and technical employees, or are forced to use more cash compensation to retain and motivate key personnel, our business, results of operations and financial condition could be materially adversely affected.

Our international business activities subject us to risks that could adversely affect our business.

For the three months ended December 26, 2004, sales in the United States accounted for 55 percent of our total net revenues, sales in the Pacific Rim countries accounted for 14 percent of our total net revenues, and sales in Europe and the rest of the world accounted for 31 percent of our total net revenues. We expect that our sales will be similarly distributed for the foreseeable future. All of our sales are currently denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. Additionally, a significant portion of our products is produced at our EMS providers’ production facilities in Spain, Mexico and Malaysia. As a result, we are subject to the risks inherent in international operations. Our international business activities could be affected, limited or disrupted by a variety of factors, including:

•	the imposition of or changes in governmental controls, taxes, tariffs, trade restrictions and regulatory requirements;

•	the costs and risks of localizing products for foreign countries;

•	longer accounts receivable payment cycles;

•	changes in the value of local currencies relative to our functional currency;

•	import and export restrictions;

•	loss of tax benefits, or increases in tax expenses, due to international production;

•	general economic and social conditions within foreign countries;

•	taxation in multiple jurisdictions; and/or

•	political instability, war or terrorism.

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

We may pursue acquisitions or strategic investments that could provide new technologies, products or service offerings. Future acquisitions or strategic investments may negatively impact our results of operations as a result of operating losses incurred by the acquired entity, the use of significant amounts of cash, potentially dilutive issuances of equity or equity-linked securities, incurrence of debt or amortization of intangible assets with determinable lives. Furthermore, we may incur significant expenses pursuing acquisitions or strategic investments that ultimately may not be completed. Moreover, to the extent that any proposed acquisition or strategic investment is not favorably received by stockholders, analysts and others in the investment community, the price of our common stock could be adversely affected. In addition, acquisitions or strategic investments involve numerous risks, including:

•	difficulties in the assimilation of the operations, technologies, products and personnel of the acquired company;

•	purchased technology that is not adopted by customers in the way or the time frame we anticipated;

•	the diversion of management’s attention from other business concerns;

•	risks of entering markets in which we have no or limited prior experience;

•	minority interest in a company, resulting from a strategic investment, that could have an impact on our results;

•	risks related to the effect that the acquired company’s internal control processes might have on our financial reporting and management’s report on our internal controls over financial reporting; and/or

•	the potential loss of key employees of the acquired company.

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

The stock market in general and the stock prices in technology-based companies in particular have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. For example, during the calendar year 2004 the market price of our common stock ranged from a low of $9.26 per share to a high of $31.30 per share. Factors that could have a significant impact on the market price of our common stock include, but are not limited to, the following:

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

We maintain a system of internal controls in order to ensure we are able to collect, process, summarize and disclose the information required by the Securities and Exchange Commission within the time periods specified. Any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Additionally, public companies in the United States are required to review their internal controls under the Sarbanes-Oxley Act of 2002. If the internal controls put in place by us are not adequate or in conformity with the requirements of the Sarbanes-Oxley Act of 2002, and the rules and regulations of the Securities and Exchange Commission, we may be required to restate our financial statements, receive an adverse audit opinion, and/or take other actions which will divert significant financial and managerial resources, as well as be subject to fines and/or other government enforcement actions. Furthermore, the price of our common stock could be adversely affected.

Changes in laws, regulations and financial accounting standards may affect our reported results of operations.

New laws, regulations and accounting standards, as well as changes to and varying interpretations of currently accepted accounting practices in the technology industry might adversely affect our reported financial results, which could have an adverse effect on our stock price. Furthermore, new guidance related to the expensing of stock options in SFAS 123R will materially adversely affect our reported financial results when adopted, and may affect our stock price. SFAS 123R is effective for periods beginning after June 15, 2005; however earlier adoption is permitted.

The final determination of our income tax liability may be materially different from our income tax provisions and accruals.

We are subject to income taxes in both the United States and international jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions where the ultimate tax determination is uncertain. Additionally, our calculations of income taxes are based on our interpretations of applicable tax laws in the jurisdictions in which we file. Although we believe our tax estimates are reasonable, there is no assurance that the final determination of our income tax liability will not be materially different than what is reflected in our income tax provisions and accruals. Should additional taxes be assessed as a result of new legislation, an audit or litigation, if our effective tax rate should change as a result of changes in federal, international or state and local tax laws, or if we were to change the locations where we operate, there could be a material effect on our income tax provision and net income in the period or periods in which that determination is made, and potentially to future periods as well.

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

In January 2002, we completed a $345.0 million private placement of 1.75 percent convertible subordinated notes, which are due February 1, 2007. Subsequently, we repurchased and cancelled an aggregate of $328.0 million in face value of our 1.75 percent notes, leaving approximately $17.0 million still outstanding as of December 26, 2004. On January 27, 2005 we announced the redemption of all our 1.75 percent convertible notes effective February 22, 2005 for an estimated aggregate redemption price of $17.0 million plus accrued interest.

In fiscal 2004, we completed a $517.5 million private placement of 0.25 percent contingent convertible subordinated notes due 2023. During the three months ended September 26, 2004, we repurchased and cancelled $153.0 million in face value of these 0.25 percent notes, leaving approximately $364.5 million still outstanding as of December 26, 2004. The holders of our 0.25 percent notes may require us to purchase the notes for cash as early as December 2006. If we have insufficient liquidity and capital resources to repay the principal amounts of our outstanding convertible notes and the notes offered hereby when due, we may be forced to raise additional funds through public or private debt or equity financings, which may not be available on favorable terms, if at all. If such financings were not available on favorable terms, our business, results of operations and financial condition could be materially adversely affected.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

At December 26, 2004, our investment portfolio of $472.8 million consisted primarily of fixed income securities, excluding those classified as cash and cash equivalents. We have the positive intent and ability to hold these securities to maturity. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10 percent from the levels existing as of December 26, 2004, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows. However, if interest rates decreased and securities within our portfolio matured and were re-invested in securities with lower interest rates, interest income would decrease in the future.

As of December 26, 2004, we had $364.5 million face value 0.25 percent contingent convertible subordinated notes and $17.0 million face value 1.75 percent convertible subordinated notes issued and outstanding. The fair value, based on quoted market prices, of our 0.25 percent and 1.75 percent convertible subordinated notes at December 26, 2004, was $339.9 million and $16.8 million, respectively. The fair value of these notes may increase or decrease due to various factors, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions.

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

Item 4.Controls and Procedures

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

On October 9, 2003, before the Company’s acquisition of Vixel, a purported class action lawsuit was filed in King County Superior Court of the State of Washington against Vixel and each of Vixel’s directors and certain unnamed individuals (the “Vixel Parties”), entitled Russell Fink v. Vixel Corporation, et al., Case No. 03-2-37226-9SEA. The complaint made general allegations that, among other things, Vixel’s directors breached their fiduciary duties to Vixel stockholders in connection with the approval of the merger with Emulex and sought to enjoin the tender offer and have the merger agreement declared unlawful, among other forms of relief. On November 7, 2003, the Vixel Parties entered into a memorandum of understanding for a $0.7 million settlement with the plaintiff in the class action suit pursuant to which the parties have agreed to settle the action, subject to court approval. The $0.7 million was recorded as general and administrative expense during the three months ended December 28, 2003. Formal settlement documents were signed on May 5, 2004 and the plaintiff has completed discovery as agreed to by the parties. In August 2004, final court approval was obtained for the settlement of the Fink v. Vixel litigation, and the Company paid the $0.7 million settlement. During the three months ended December 26, 2004, the Company received a $0.3 million reimbursement from its insurer relating to the Fink v. Vixel litigation.

Beginning on or about February 20, 2001, the Company and certain of its officers and directors were named as defendants in a number of securities class action lawsuits filed in the United States District Court, Central District of California, Case No. SACV-01-219 GLT (ANx). The plaintiffs in the actions represent purchasers of the

Company’s common stock during various periods ranging from January 18, 2001, through February 9, 2001. The complaints alleged that the Company and certain of its officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints generally seek compensatory damages, costs and attorney’s fees in an unspecified amount. In addition, the Company has received inquiries about events giving rise to the lawsuits from the SEC and the Nasdaq Stock Market. On April 22, 2003, the Company entered into two Memoranda of Understanding agreeing to terms of settlement for both the class action and derivative litigation. The settlement was approved and $39.5 million held in escrow was paid by the Company into the settlement fund during the six months ended December 28, 2003. Gateway Partners filed a challenge to the allocation of settlement funds, among the plaintiffs and adequacy of the settlement notice, and the district court ruled against such challenge on November 23, 2004. On December 13, 2004, Gateway Partners filed an appeal and a motion to stop distribution from the settlement fund; both of which were filed with the United States Court of Appeals for the Ninth Circuit (Index No. 04-57123). On January 12, 2005, attorneys for Gateway Partners sent a letter to the appeals court stating that a stipulation would be filed confirming that no proceeds of the settlement fund would be distributed until the appeal is resolved, and that Gateway Partners would not have to post a bond. Related to the Company’s insurance coverage, during the three months ended March 28, 2004, the Company reached an agreement with one of its insurers, under which the Company received $10.0 million less $2.0 million previously paid by the insurer for the defense of the securities class action lawsuits, resulting in a net payment to the Company of $8.0 million. In July 2004, the Company obtained an arbitration award against two of its insurers, and subsequently collected a total of $9.5 million plus $0.3 million in interest. As the amounts received exceeded the $5.1 million receivable reflected on the Company’s books, the Company recorded a reduction in general and administrative expenses during the three months ended September 26, 2004, of $4.4 million, as well as interest income of $0.3 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any equity securities during the six months ended December 26, 2004. In September 2001, our Board of Directors authorized the repurchase of up to four million shares of our common stock. The repurchase plan authorized us to make purchases in the open market or through privately negotiated transactions with the timing and terms of any purchase to be determined by management based on market conditions. As of December 26, 2004, a total of 2.5 million shares had been repurchased and 1.5 million shares remain available for repurchase.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on November 18, 2004. There were 82,722,449 shares of the Company’s common stock issued, outstanding and entitled to vote at the meeting as of October 1, 2004, the record date. Proxies representing 78,486,726 common shares were received and tabulated. Six proposals were voted on at this meeting. First, the following members were elected to the Company’s Board of Directors to hold office for the ensuing year:

Nominee	In Favor	Withheld
Fred. B. Cox	76,886,743	1,599,983
Michael P. Downey	77,025,077	1,461,649
Bruce C. Edwards	66,443,224	12,043,502
Paul F. Folino	77,002,518	1,484,208
Robert H. Goon	76,818,763	1,667,963
Don M. Lyle	66,524,672	11,962,054

The second proposal submitted to the stockholders of the Company was to ratify and approve a proposal to the authorize an exchange of certain outstanding employee stock options for a smaller number of stock options with a new exercise price. The proposal was defeated with the following votes:

For	23,477,898
Against	26,711,790
Abstain	157,737
Broker Non-Vote	28,139,301

The third proposal submitted to the stockholders of the Company was to ratify and approve the Company’s 2004 Employee Stock Incentive Plan. The proposal was approved with the following votes:

For	39,522,180
Against	10,672,365
Abstain	152,880
Broker Non-Vote	28,139,301

The fourth proposal submitted to the stockholders of the Company was to ratify and approve the Company’s 1997 Stock Option Plan for Non-Employee Directors, including amendments which (i) increased the number of option automatically granted to each director eligible to participate under the Plan on the date on which such director first becomes an eligible director from 30,000 to 60,000 and (ii) to increase the number of options granted on each yearly anniversary of the date of grant of the initial option to each eligible director from 10,000 to 20,000. The proposal was approved with the following votes:

For	38,781,760
Against	11,390,844
Abstain	174,821
Broker Non-Vote	28,139,301

The fifth proposal submitted to the stockholders of the Company was to ratify and approve the amendment of the Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance thereunder by 1,000,000 shares. The proposal was approved with the following votes:

For	47,417,760
Against	2,787,284
Abstain	142,381
Broker Non-Vote	28,139,301

The sixth proposal submitted to the stockholders of the Company was to ratify the selection of KPMG LLP as the Company’s independent auditors for fiscal year 2005. This proposal was approved with the following votes:

For	77,592,473
Against	674,538
Abstain	219,715

Item 6. Exhibits

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit 3.3	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.3 to the Company’s quarterly report on form 10-Q for the quarterly period ended September 29, 2002).

Exhibit 3.4	Amendment to Bylaws of the Company adopted by the Board of Directors on March 2, 2001 (incorporated by reference to Exhibit 3.4 to the Company’s 2002 Annual Report on Form 10-K).

Exhibit 3.5	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.1	Rights Agreement dated January 19, 1989, as amended (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.2	Certificate regarding extension of Final Expiration Date of Rights Agreement dated January 18, 1999 (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-3, filed on May 17, 1999).

Exhibit 4.3	Form of 1.75% Convertible Subordinated Note due February 1, 2007 (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3, amended on June 28, 2002).

Exhibit 4.4	Indenture between the Company, as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated January 29, 2002, related to the Company’s 1.75% Convertible Subordinated Notes due February 1, 2007 (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-3, amended on June 28, 2002).

Exhibit 4.5	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation dated January 29, 2002, related to the Company’s 1.75% Convertible Subordinated Notes due February 1, 2007 (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-3, amended on June 28, 2002).

Exhibit 4.6	Form of 0.25% Convertible Subordinated Note due 2023 (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

Exhibit 4.7	Indenture between the Company, as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated December 12, 2003, related to the Company’s 0.25% Convertible Subordinated Notes due 2023 (incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

Exhibit 4.8	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation dated December 12, 2003, related to the Company’s 0.25% Convertible Subordinated Notes due 2023 (incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

Exhibit 10.1	Emulex Corporation 1997 Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 18, 2004).

Exhibit 10.2	Emulex Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix D to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 18, 2004).

Exhibit 10.3	Vixel Corporation Amended and Restated 1995 Stock Option Plan (incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Registration Statement on Form S-1 of Vixel Corporation (File No. 333-81347), filed on August 16, 1999).

Exhibit 10.4	Vixel Corporation 1999 Equity Incentive Plan (as amended) (incorporated by reference to Exhibit 10.23 of Amendment No. 1 to the Registration Statement on Form S-1 of Vixel Corporation (File No. 333-81347), filed on August 16, 1999).

Exhibit 10.5	Vixel Corporation 2000 Non-Officer Equity Incentive Plan (incorporate reference to Exhibit 99.1 of the Registration Statement on Form S-8/S-3 of Vixel Corporation (File No. 333-39000), filed on June 9, 2000).

Exhibit 10.6	Emulex Corporation 2004 Employee Stock Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 18, 2004).

Exhibit 10.7	Key Employee Retention Agreement with Paul F. Folino.

Exhibit 10.8	Form of Key Employee Retention Agreement to which the following executive officers of the Company are a party: James M. McCluney, Kirk D. Roller, William F. Gill, Sadie A. Herrera, Marshall D. Lee, Karen Mulvany, Michael J. Rockenbach and Michael E. Smith.

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 4, 2005

EMULEX CORPORATION

By:	/s/ Paul F. Folino
Paul F. Folino
Chairman of the Board and Chief Executive Officer

By:	/s/ Michael J. Rockenbach
Michael J. Rockenbach
Executive Vice President and
Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit 3.3	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.3 to the Company’s quarterly report on form 10-Q for the quarterly period ended September 29, 2002).

Exhibit 3.4	Amendment to Bylaws of the Company adopted by the Board of Directors on March 2, 2001 (incorporated by reference to Exhibit 3.4 to the Company’s 2002 Annual Report on Form 10-K).

Exhibit 3.5	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.1	Rights Agreement dated January 19, 1989, as amended (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.2	Certificate regarding extension of Final Expiration Date of Rights Agreement dated January 18, 1999 (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-3, filed on May 17, 1999).

Exhibit 4.3	Form of 1.75% Convertible Subordinated Note due February 1, 2007 (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3, amended on June 28, 2002).

Exhibit 4.4	Indenture between the Company, as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated January 29, 2002, related to the Company’s 1.75% Convertible Subordinated Notes due February 1, 2007 (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-3, amended on June 28, 2002).

Exhibit 4.5	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation dated January 29, 2002, related to the Company’s 1.75% Convertible Subordinated Notes due February 1, 2007 (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-3, amended on June 28, 2002).

Exhibit 4.6	Form of 0.25% Convertible Subordinated Note due 2023 (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

Exhibit 4.7	Indenture between the Company, as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated December 12, 2003, related to the Company’s 0.25% Convertible Subordinated Notes due 2023 (incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

Exhibit 4.8	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation dated December 12, 2003, related to the Company’s 0.25% Convertible Subordinated Notes due 2023 (incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

Exhibit 10.1	Emulex Corporation 1997 Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 18, 2004).

Exhibit 10.2	Emulex Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix D to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 18, 2004).

Exhibit 10.3	Vixel Corporation Amended and Restated 1995 Stock Option Plan (incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Registration Statement on Form S-1 of Vixel Corporation (File No. 333-81347), filed on August 16, 1999).

Exhibit 10.4	Vixel Corporation 1999 Equity Incentive Plan (as amended) (incorporated by reference to Exhibit 10.23 of Amendment No. 1 to the Registration Statement on Form S-1 of Vixel Corporation (File No. 333-81347), filed on August 16, 1999).

Exhibit 10.5	Vixel Corporation 2000 Non-Officer Equity Incentive Plan (incorporate reference to Exhibit 99.1 of the Registration Statement on Form S-8/S-3 of Vixel Corporation (File No. 333-39000), filed on June 9, 2000).

Exhibit 10.6	Emulex Corporation 2004 Employee Stock Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 18, 2004).

Exhibit 10.7	Key Employee Retention Agreement with Paul F. Folino.

Exhibit 10.8	Form of Key Employee Retention Agreement to which the following executive officers of the Company are a party: James M. McCluney, Kirk D. Roller, William F. Gill, Sadie A. Herrera, Marshall D. Lee, Karen Mulvany, Michael J. Rockenbach and Michael E. Smith.

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.