Form 10-Q
period 2005-03-27
EMULEX CORP /DE/
filed 2005-05-06
CIK 350917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_____________________

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 27, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑      No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑      No ☐

As of April 29, 2005 the registrant had 83,106,596 shares of common stock outstanding.

EMULEX CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EMULEX CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	March 27,	June 27,
	2005	2004
Assets

Current assets:
Cash and cash equivalents	$154,886	$192,137
Restricted cash	—	23
Investments	343,235	220,114
Accounts and other receivables, net	54,167	61,720
Litigation settlements receivable	—	5,101
Inventories, net	26,842	31,835
Prepaid expenses	4,645	3,572
Deferred income taxes	21,449	26,824

Total current assets	605,224	541,326

Property and equipment, net	63,598	64,570
Investments	115,727	243,125
Intangibles, net	102,609	122,667
Other assets	837	1,293

	$887,995	$972,981

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$26,985	$21,747
Accrued liabilities	24,617	22,839
Income taxes payable	21,753	9,910

Total current liabilities	73,355	54,496

Convertible subordinated notes	359,771	524,845
Deferred income taxes and other	6,651	486

Total liabilities	439,777	579,827

Commitments and contingencies (notes 7 and 8)

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	—	—
Common stock, $0.10 par value; 240,000,000 shares authorized; 82,911,045 and 82,413,845 shares issued and outstanding at March 27, 2005, and June 27, 2004, respectively	8,291	8,241
Additional paid-in capital	941,201	936,123
Deferred compensation	(4,106)	(7,754)
Accumulated deficit	(497,168)	(543,456)

Total stockholders’ equity	448,218	393,154

	$887,995	$972,981

See accompanying notes to the condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income
(in thousands, except share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
	2005	2004	2005	2004
Net revenues	$102,580	$99,038	$267,476	$277,984
Cost of sales	37,446	36,374	100,238	99,507

Gross profit	65,134	62,664	167,238	178,477

Operating expenses:
Engineering and development	21,042	19,046	60,985	53,701
Selling and marketing	8,004	8,366	23,015	19,818
General and administrative	4,223	6,014	7,381	15,259
Amortization of intangibles	6,547	6,795	19,642	12,546
Impairment of goodwill	—	—	1,793	—
In-process research and development	—	—	—	11,400

Total operating expenses	39,816	40,221	112,816	112,724

Operating income	25,318	22,443	54,422	65,753

Nonoperating income:
Interest income	3,341	2,224	9,242	6,700
Interest expense	(1,016)	(1,525)	(3,419)	(3,285)
Gain (loss) on repurchase of convertible subordinated notes	(279)	(231)	12,811	2,670
Other income (expense), net	(24)	(23)	48	141

Total nonoperating income	2,022	445	18,682	6,226

Income before income taxes	27,340	22,888	73,104	71,979

Income tax provision	9,552	8,560	26,816	31,448

Net income	$17,788	$14,328	$46,288	$40,531

Net income per share:
Basic	$0.21	$0.18	$0.56	$0.49

Diluted	$0.20	$0.16	$0.52	$0.46

Number of shares used in per share computations:
Basic	82,963	81,872	82,710	82,928

Diluted	93,415	96,571	93,467	91,481

See accompanying notes to the condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	March 27,	March 28,
	2005	2004
Cash flows from operating activities:

Net income	$46,288	$40,531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	10,723	9,254
Amortization of discount on 0.25% convertible subordinated notes	2,262	1,052
Gain on repurchase of convertible subordinated notes	(12,811)	(2,670)
Insurance recovery on shareholder litigation settlements	(4,649)	—
Stock-based compensation	3,305	5,265
Amortization of other intangibles	19,642	12,546
Impairment of goodwill	1,793	—
In-process research and development	—	11,400
Deferred income taxes	9,753	7,932
Tax benefit from exercise of stock options	1,619	5,597
Other	22	172
Changes in assets and liabilities:
Accounts and other receivables	7,553	(12,026)
Inventories	4,993	(18,285)
Prepaid expenses and other assets	(974)	2,466
Accounts payable and accrued liabilities	7,806	7,405
Payment of litigation settlements, net of reimbursement	9,052	(31,506)
Income taxes payable	11,843	11,086

Net cash provided by operating activities	118,220	50,219

Cash flows from investing activities:
Net proceeds from sale of property and equipment	42	53
Additions to property and equipment	(9,815)	(42,743)
Decrease in restricted cash related to the construction escrow account	23	9,096
Payments for Vixel Corporation, net of cash acquired	—	(294,096)
Payments for the technology assets of Trebia Networks, Inc.	—	(2,094)
Purchases of investments	(560,490)	(280,149)
Maturities of investments	564,767	317,479

Net cash used in investing activities	(5,473)	(292,454)

Cash flows from financing activities:
Repayment of short term indebtedness, notes payable and capital leases	—	(175,290)
Proceeds from short term indebtedness	—	174,000
Proceeds from issuance of common stock under stock option and employee stock purchase plans	4,268	10,348
Repurchase of common stock	—	(40,500)
Net proceeds from issuance of 0.25% convertible subordinated notes	—	505,179
Repurchase of convertible subordinated notes	(154,266)	(185,609)

Net cash provided by (used in) financing activities	(149,998)	288,128

Net increase (decrease) in cash and cash equivalents	(37,251)	45,893
Cash and cash equivalents at beginning of period	192,137	136,971

Cash and cash equivalents at end of period	$154,886	$182,864

Supplemental disclosures:
Noncash investing and financing activities:
Fair value of assets acquired	$—	$20,936
Fair value of liabilities assumed	—	13,449
Stock options assumed for acquired business	—	47,538
Cash paid during the period for:
Interest	$761	$2,226
Income taxes	3,836	6,888

See accompanying notes to the condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

1.	Summary of Significant Accounting Policies and Basis of Presentation

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly its financial position as of March 27, 2005, and June 27, 2004, and its condensed consolidated statements of income for the three and nine months ended March 27, 2005, and March 28, 2004 and its condensed consolidated statements of cash flows for the nine months then ended. Interim results for the nine months ended March 27, 2005, are not necessarily indicative of the results that may be expected for the year ending July 3, 2005. The interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2004.

New Accounting Standards

Emerging Issues Task Force Issue 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” (“EITF 04-08”) became effective for fiscal periods ending after December 15, 2004. EITF 04-08 requires the inclusion of shares related to certain contingently convertible debt instruments for computing diluted earnings per share using the if-converted method, even when a market price contingency has not been met. The effect of EITF 04-08 has increased our weighted average shares outstanding by approximately 8.4 million (related to the Company’s outstanding 0.25 percent contingent convertible subordinated notes of $364.5 million issued in December 2003 and January 2004) in calculating the Company’s diluted earnings per share calculation for the quarter ended March 27, 2005. Prior periods earnings per share amounts presented for comparative purposes have been restated to conform to this method.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe SFAS No. 151 will have a significant impact on the Company’s consolidated results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”. SFAS No. 153 states that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of SFAS No. 153 shall be applied prospectively. The Company does not believe the adoption of SFAS No. 153 will have a significant impact on the Company’s consolidated results of operations or financial position.

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

In December 2004, the FASB issued two FASB Staff Positions (“FSPs”) that provide accounting guidance on how companies should account for the effects of the American Jobs Creations Act of 2004 (“the Act”) that was signed into law on October 22, 2004. The Act could affect how companies report their deferred income tax balances. The FSPs are FSP 109-1(“FSP 109-1”); the second is FSP 109-2 (“FSP 109-2”). In FSP 109-1, the FASB concludes that the tax relief (special tax deduction for domestic manufacturing) from the Act should be

EMULEX CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

accounted for as a “special deduction” instead of a tax rate reduction. FSP 109-2 gives a company additional time to evaluate the effects of the Act on any plan for Income Taxes. However, companies must provide certain disclosures if they choose to utilize the additional time granted by the FASB. The Company is evaluating the impact, if any, these FSPs may have on its results of operations, financial condition or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R is effective as of the first annual reporting period that begins after June 15, 2005; however, early adoption is permitted. The Company is currently evaluating its alternatives, which will likely include early adoption during the three months ending July 3, 2005. The adoption of SFAS No. 123R will have a significant impact on the Company’s results of operations, as demonstrated by the SFAS No. 123 pro-forma disclosures below.

Stock-Based Compensation

The Company currently accounts for its stock-based awards to employees using the intrinsic value method under APB 25 and related interpretations. Stock-based awards to non-employees, if any, are recorded using the fair value method. Had the Company determined compensation cost based on the fair value at the grant date for all its stock options under SFAS No. 123, the Company’s net income would have been the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
	2005	2004	2005	2004
Net income as reported	$17,788	$14,328	$46,288	$40,531
Add: total employee stock-based compensation expense included in net income as reported, net of related tax effects	622	1,596	2,301	3,924
Deduct: Total employee stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(5,419)	(2,925)	(18,898)	(22,507)

Pro forma net income	$12,991	$12,999	$26,691	$21,948

Pro forma net income per share
Basic — as reported	$0.21	$0.18	$0.56	$0.49

Basic — pro forma	$0.16	$0.16	$0.36	$0.26

Diluted — as reported	$0.20	$0.16	$0.52	$0.46

Diluted — pro forma	$0.15	$0.14	$0.34	$0.26

EMULEX CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The fair value of each option granted during the three and nine months ended March 27, 2005, and March 28, 2004, was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
	2005	2004	2005	2004
Risk-free interest rate	4.0%	2.1%	2.0% - 4.0%	1.0% - 2.5%
Stock volatility	50.0%	106.1%	50.0% - 84.0%	41.0% - 117.7%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Average expected lives (years)	2.9	3.4	0.5 - 2.9	0.5 - 3.4
Weighted-average fair value per option granted	$6.08	$17.98	$3.49 - $6.08	$4.92 - $17.98

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

In connection with the preparation of Vixel Corporation’s tax return in the first quarter of fiscal 2005, the Company revised estimates and discovered errors related to the deferred tax assets of Vixel Corporation (acquired in November 2003). As a result, the Company recorded a $1.8 million impairment of goodwill in the three months ended September 26, 2004. Had these items been recorded in fiscal 2004, the Company’s net loss would have been $1.8 million higher, or $534.1 million, instead of $532.3 million. The Company does not believe that this $1.8 million impairment of goodwill is material to fiscal 2004 or will be material to fiscal 2005 operations or financial results. Excluding this adjustment, net income for the nine months ended March 27, 2005, would have been $48.1 million.

3.	Inventories

Inventories, net, are summarized as follows:

	March 27,	June 27,
	2005	2004
	(in thousands)
Raw materials	$13,857	$19,181
Finished goods	12,985	12,654

	$26,842	$31,835

EMULEX CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

4.	Intangibles

Intangibles, net, are as follows:

	March 27,	June 27,
	2005	2004
	(in thousands)
Intangible assets subject to amortization:
Core technology and patents	$98,884	$99,094
Accumulated amortization, core technology and patents	(35,613)	(24,774)
Developed technology	9,365	9,400
Accumulated amortization, developed technology	(3,234)	(1,472)
Customer relationships	38,058	38,200
Accumulated amortization, customer relationships	(10,516)	(4,786)
Tradename	4,981	5,000
Accumulated amortization, tradename	(983)	(448)
Covenants not-to-compete	3,089	3,100
Accumulated amortization, covenants not-to-compete	(1,422)	(647)

Intangible assets subject to amortization	$102,609	$122,667

The recorded value of the specifically-identified intangible assets associated with the acquisition of Vixel were reduced during the three months ended March 27, 2005, by $0.4 million related to tax benefits associated with stock option exercises.

The intangible assets subject to amortization are being amortized on a straight-line basis over lives ranging from two to seven years. Aggregated amortization expense for these intangibles for the three and nine months ended March 27, 2005, was $6.5 million and $19.6 million, respectively. For the following five full fiscal years aggregated amortization expense is expected to be (in thousands):

2005	$26,162
2006	$26,019
2007	$25,341
2008	$21,215
2009	$11,550

5.	Other Assets

Components of other assets are as follows:

	March 27,	June 27,
	2005	2004
	(in thousands)
Deferred debt issuance costs- convertible subordinated notes, net	$282	$833
Long-term prepaid assets	451	236
Refundable deposits	104	224

	$837	$1,293

6.	Accrued Liabilities

Components of accrued liabilities are as follows:

	March 27	June 27,
	2005	2004
	(in thousands)
Payroll and related costs	$8,324	$8,936
Warranty reserves	4,767	4,046
Deferred revenue	1,492	1,561
Accrued advertising and promotions	1,473	1,139
Accrued property, sales, franchise and related taxes	2,225	1,938
Other	6,336	5,219

Intangible assets subject to amortization	$24,617	$22,839

EMULEX CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Deferred revenue includes an accrual for estimated returns and allowances of $1.5 million at March 27, 2005 and June 27, 2004.

The Company provides a warranty of between one and five years on its products. The Company records a provision for estimated warranty-related costs based on historical product returns and the Company’s expected future cost of fulfilling its warranty obligations.

Changes to the warranty reserve for the three and nine months ended March 27, 2005, and March 28, 2004, were:

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
	2005	2004	2005	2004
Balance at beginning of period	$4,152	$4,204	$4,046	$2,349
Additions to costs and expenses	1,213	796	2,450	2,279
Amounts charged against reserve	(598)	(501)	(1,729)	(1,582)
Beginning balance of Vixel Corporation	—	—	—	1,453

Balance at end of period	$4,767	$4,499	$4,767	$4,499

7.	Convertible Subordinated Notes

In fiscal 2002, the Company completed a $345.0 million private placement of 1.75 percent convertible subordinated notes due February 1, 2007. Interest is payable in cash on February 1 and August 1 of each year beginning August 1, 2002.

During the nine months ended March 28, 2004, the Company bought back approximately $191.6 million in face value of its 1.75 percent convertible subordinated notes for approximately $185.6 million, resulting in a net pre-tax gain of approximately $2.7 million. On January 27, 2005, the Company announced the redemption of all of its remaining 1.75 percent convertible notes effective February 22, 2005. In February 2005, the Company repurchased approximately $17.0 million of its 1.75 percent convertible notes at a premium to face value, spending approximately $17.1 million. The resulting net pre-tax loss of $0.3 million from the repurchase of these 1.75 percent convertible notes was recorded in the three months ended March 27, 2005. The repurchased notes were cancelled leaving no 1.75 convertible notes outstanding at March 27, 2005.

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

EMULEX CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

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

On August 25, 2004, the Company repurchased approximately $153.0 million of its 0.25 percent convertible subordinated notes at a discount to face value, spending approximately $137.2 million. The resulting net pre-tax gain of $13.1 million from the repurchase of these 0.25 percent convertible subordinated notes was recorded in the nine months ended March 27, 2005. The repurchased notes were cancelled, leaving 0.25 percent convertible subordinated notes outstanding with a face value of approximately $364.5 million that, if converted, would result in the issuance of approximately 8.4 million shares. At March 27, 2005, approximately $47 million aggregate par value of the Company’s 0.25 percent contingent convertible notes remained authorized for repurchase at a discount to par value.

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

EMULEX CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

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

Beginning on or about February 20, 2001, the Company and certain of its officers and directors were named as defendants in a number of securities class action lawsuits filed in the United States District Court, Central District of California, Case No. SACV-01-219 GLT (ANx). The plaintiffs in the actions represent purchasers of the Company’s common stock during various periods ranging from January 18, 2001, through February 9, 2001. The complaints alleged that the Company and certain of its officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints generally seek compensatory damages, costs and attorney’s fees in an unspecified amount. In addition, the Company has received inquiries about events giving rise to the lawsuits from the SEC and the Nasdaq Stock Market. On April 22, 2003, the Company entered into two Memoranda of Understanding agreeing to terms of settlement for both the class action and derivative litigation. The settlement was approved and $39.5 million held in escrow was paid by the Company into the settlement fund during the nine months ended March 28, 2004. Gateway Partners filed a challenge to the allocation of settlement funds among the plaintiffs and adequacy of the settlement notice, and the district court ruled against such challenge on November 23, 2004. On December 13, 2004, Gateway Partners filed an appeal and a motion to stop distribution from the settlement fund; both of which were filed with the United States Court of Appeals for the Ninth Circuit (Index No. 04-57123). On January 12, 2005, attorneys for Gateway Partners sent a letter to the appeals court stating that a stipulation would be filed confirming that no proceeds of the settlement fund would be distributed until the appeal is resolved, and that Gateway Partners would not have to post a bond.

Related to the Company’s insurance coverage on the class action and derivative lawsuits settled in 2003, during the three months ended March 28, 2004, the Company reached an agreement with one of its insurers, under which the Company received $10.0 million less $2.0 million previously paid by the insurer for the defense of the securities class action lawsuits, resulting in a net payment to the Company of $8.0 million. In July 2004, the Company obtained an arbitration award against two of its insurers, and subsequently collected a total of $9.5 million plus $0.3 million in interest. As the amounts received exceeded the $5.1 million receivable reflected on the Company’s books, the Company recorded a reduction in general and administrative expenses during the nine months ended March 27, 2005 of $4.4 million, as well as interest income of $0.3 million.

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

EMULEX CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Other Commitments and Contingencies

The Company has entered into purchase agreements for certain key inventory components, and as of March 27, 2005, the Company’s remaining purchase obligation for these key components accounted for $8.9 million of the Company’s total inventory purchase obligation of $21.7 million.

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

	Three Months Ended		Nine Months Ended
	March 27	March 28,	March 27	March 28,
	2005	2004	2005	2004
Numerator:
Net income	$17,788	$14,328	$46,288	$40,531
Adjustment for interest expense of convertible subordinated notes, net of tax	661	772	2,160	1,598

Numerator for diluted net income per share	$18,449	$15,100	$48,448	$42,129

Denominator:
Denominator for basic net income per share - weighted average shares outstanding	82,963	81,872	82,710	82,928
Effect of dilutive securities:
Dilutive options outstanding	1,817	2,340	1,213	2,132
Dilutive common shares from assumed conversion of subordinated notes	8,635	12,359	9,544	6,421

Denominator for diluted net income per share - adjusted weighted average shares outstanding	93,415	96,571	93,467	91,481

Basic net income per share	$0.21	$0.18	$0.56	$0.49

Diluted net income per share	$0.20	$0.16	$0.52	$0.46

Antidilutive options excluded from computation	8,259	3,954	9,516	3,937

Average market price of common stock	$17.03	$25.53	$13.64	$25.62

The antidilutive options were excluded from the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares during the periods presented. The effect of the Company’s 1.75 percent convertible subordinated notes and 0.25 percent contingent convertible subordinated notes are included in the calculations above, using the if-converted method. The three and nine months ended March 27, 2005 have been calculated in accordance with EITF 04-08. Additionally, prior periods have been restated in accordance with EITF 04-08 for our 0.25 percent contingent convertible subordinated notes.

10.	Subsequent Events

On April 28, 2005, the Company bought back approximately $47.0 million face value of its 0.25 percent convertible subordinated notes at a discount to face value, spending approximately $43.6 million. The resulting net pre-tax gain of $2.8 million from the repurchase of these 0.25 percent convertible subordinated notes will be recorded during the three months ending July 3, 2005. The repurchased notes were cancelled. Currently, no more convertible subordinated notes remain authorized for repurchase by our Board of Directors, however, our Board may authorize future additional purchases from time to time based on future market conditions.

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

Actual future results could differ materially from those described in the forward-looking statements as a result of a variety of factors, including those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, and, in particular, the subsection entitled “Risk Factors.” These factors include risks related to the fact that the economy generally, and the technology and storage segments specifically, have been in a state of uncertainty making it difficult to determine if past experience is a good guide to the future and making it impossible to determine if markets will grow or shrink in the short term. In the past, our results have been significantly impacted by a widespread slowdown in information technology investment that has also pressured the storage networking market that is the mainstay of our business. A downturn in information technology spending could adversely affect our revenues and results of operations. As a result of this uncertainty, we are unable to predict with any accuracy what future results might be. Other factors affecting these forward-looking statements include, but are not limited to, the following: slower than expected growth of the storage networking market or the failure of our Original Equipment Manufacturer, or OEM, customers to successfully incorporate our products into their systems; our dependence on a limited number of customers and the effects of the loss of, or decrease or delays in orders by, any such customers, or the failure of such customers to make payments; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of our or our OEM customers’ new or enhanced products; the variability in the level of our backlog and the variable booking patterns of our customers; the effects of terrorist activities, natural disasters and resulting political or economic instability; the highly competitive nature of the markets for our products, as well as pricing pressures that may result from such competitive conditions; our ability and the ability of our OEM customers to keep pace with the rapid technological changes in our industry and gain market acceptance for new products and technologies; the effect of rapid migration of customers towards newer, lower cost product platforms; possible transitions from board or box level to application specific integrated circuit, or ASIC, solutions for selected applications; a shift in unit product mix from high-end to lower-end products; a decrease in the average unit selling prices or an increase in the manufactured cost of our products; delays in product development; our reliance on third-party suppliers and subcontractors for components and assembly; any inadequacy of our intellectual property protection or the potential for third-party claims of infringement; inadequacy of our system of internal controls; our ability to attract, retain and motivate key technical personnel; our dependence on foreign sales and foreign-produced products; the effect of acquisitions; impairment charges; and changes in tax rates or changes in accounting standards, including changes in the accounting treatment of employee stock options.

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

Executive Overview

Emulex is a leading suppler of a broad range of advanced storage networking infrastructure solutions. Our products and technologies leverage an adaptable common architecture that extends from deep within the storage array to the server edge of storage networks. Our award-winning storage networking solution offerings include host bus adapters, or HBAs, embedded storage switches, storage Input/Output, or I/O, controllers and storage area network, or SAN, storage switch products. HBAs are the data communication products that enable servers to connect to storage networks by offloading communication-processing tasks as information is delivered and sent to the storage network. Embedded storage switches and I/0 controllers are deployed inside storage arrays, tape libraries and other storage appliances, delivering improved performance and reliability and storage connectivity. The world’s largest storage and server OEMs rely on our highly flexible common architecture to establish a robust foundation for cost-effectively integrating a wide array of storage protocols, standards and speeds.

We rely almost exclusively on OEMs and sales through distribution channels for our revenue. Our OEM customers include the world’s leading server and storage providers, including Bull, Dell, EMC, Engenio, Fujitsu Ltd., Fujitsu Siemens, Hewlett-Packard, Hitachi Data Systems, IBM, NEC, Network Appliance, Quantum Corp., StorageTek, Sun Microsystems, Unisys and Xyratex. Our distribution partners include ACAL, Avnet, Bell Microproducts, Info-X, Netmarks, Tech Data and Tokyo Electron. In addition, we include industry leaders Brocade, Cisco, Computer Associates, Intel, McDATA, Microsoft, Novell, Oracle, Red Hat and VERITAS among our strategic partners. The market for storage networking infrastructure solutions is concentrated among large OEMs and, as such, a significant portion of our revenues is generated from sales to a limited number of customers.

We believe that continued investment in next generation storage networking infrastructure solutions is required in order to achieve future revenue growth and profitability. Although we reduced our headcount by 27 in August 2004 in an effort to realign our resources, we continue to, and currently plan to invest in research and development, sales and marketing, and capital equipment to deliver leading-edge products to our customers, including additional four gigabit per second connectivity solutions, increased Linux offerings, and products focused on the small to medium business and blade server markets. As of March 27, 2005, we had a total of 509 employees.

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

Results of Operations

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere herein.

	Percentage of Net Revenues
	Three months ended		Nine Months ended
	March 27, 2005	March 28, 2004	March 27, 2005	March 28, 2004

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	36.5	36.7	37.5	35.8

Gross profit	63.5	63.3	62.5	64.2

Operating expenses:
Engineering and development	20.5	19.2	22.8	19.3
Selling and marketing	7.8	8.4	8.6	7.1
General and administrative	4.1	6.1	2.8	5.5
Amortization of intangibles	6.4	6.9	7.3	4.5
Impairment of goodwill	—	—	0.7	—
In-process research and development	—	—	—	4.1

Total operating expenses	38.8	40.6	42.2	40.5

Operating income	24.7	22.7	20.3	23.7

Nonoperating income:
Interest income	3.3	2.2	3.5	2.4
Interest expense	(1.0)	(1.5)	(1.3)	(1.2)
Gain (loss) on repurchase of convertible subordinated notes	(0.3)	(0.3)	4.8	1.0
Other income (expense), net	—	—	—	—

Total nonoperating income	2.0	0.4	7.0	2.2

Income before income taxes	26.7	23.1	27.3	25.9

Income tax provision	9.4	8.6	10.0	11.3

Net income	17.3%	14.5%	17.3%	14.6%

Three months ended March 27, 2005 compared to three months ended March 28, 2004

Net Revenues. Net revenues for the third quarter of fiscal 2005 ended March 27, 2005, increased by $3.5 million, or four percent, to $102.6 million, compared to $99.0 million for the same quarter of fiscal 2004 ended March 28, 2004.

The following chart details our net revenues by product line for the three months ended March 27, 2005 and March 28, 2004:

Net Revenues by Product Line

	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	March 27,	of Net	March 28,	of Net	Increase/	Percentage
(in thousands)	2005	Revenues	2004	Revenues	(Decrease)	Change

Fibre Channel	$102,545	100%	$99,016	100%	$3,529	4%
IP networking	29	—	16	—	13	81%
Other	6	—	6	—	—	—

Total net revenues	$102,580	100%	$99,038	100%	$3,542	4%

Net revenues from our Fibre Channel products have continued to represent substantially all of our net revenues. We believe that our net revenues from our Fibre Channel products are being generated primarily as a result of our product certifications and qualifications with OEM customers, which generate both direct OEM sales and indirect sales through distribution. Our IP networking products consist of both our iSCSI products, as well as legacy VI and cLAN products. We expect that our VI, cLAN and traditional networking products, which have all entered end-of-life status, will contribute negligible revenues to succeeding quarters. We do not expect material revenue from iSCSI products for the foreseeable future.

In addition to direct sales, some of our larger OEM customers purchased or marketed products indirectly through distributors, resellers or other third parties. If these indirect purchases are purchases of customer-specific models, we are able to track these sales. However, if these indirect purchases are purchases of our standard models, we are not able to distinguish them by OEM customer. Customers whose direct net revenues, or total direct and indirect net revenues (including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties), exceeded 10 percent of our net revenues were as follows:

Net Revenues by Major Customers

	Direct Revenues		Total Direct and Indirect Revenues (2)
	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	March 27, 2005	March 28, 2004	March 27, 2005	March 28, 2004

Net revenue percentage (1) :
EMC	—	—	22%	26%
Hewlett-Packard	10%	15%	11%	17%
IBM	31%	21%	32%	21%
Info-X	20%	13%	—	—

(1)	Amounts less than 10 percent are not presented.

(2)	Customer-specific models sold indirectly are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.

Direct sales to our top five customers accounted for 71 percent of total net revenues for the three months ended March 27, 2005, compared to 65 percent for the three months ended March 28, 2004, and we expect to be similarly concentrated in the future. Our net revenues from our customers can be significantly impacted by changes to our customers’ business and their business models. Our EMC-specific models are sold both directly to EMC and indirectly through distributors such as Info-X. As a result, for the three months ended March 27, 2005, and March 28, 2004, direct revenues attributable to EMC were less than 10 percent of our total net revenues, but direct and indirect revenues attributable to EMC were greater than 10 percent of our total net revenues.

The following chart details our net revenues by sales channel for the three months ended March 27, 2005, and March 28, 2004:

Net Revenues by Sales Channel

	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	March 27,	of Net	March 28,	of Net	Increase/	Percentage
(in thousands)	2005	Revenues	2004	Revenues	(Decrease)	Change

OEM	$65,222	64%	$61,502	62%	$3,720	6%
Distribution	37,355	36%	37,499	38%	(144)	—
Other	3	—	37	—	(34)	(92%)

Total net revenues	$102,580	100%	$99,038	100%	$3,542	4%

The increase in our net OEM revenues for the three months ended March 27, 2005 compared to the three months ended March 28, 2004 was primarily due to an increase in our IBM business, partially offset by decreases at two of our other major OEMs.

The following chart details our net domestic and international revenues based on billed-to location for the three months ended March 27, 2005, and March 28, 2004:

Net Domestic and International Revenues

	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	March 27,	of Net	March 28,	of Net	Increase/	Percentage
(in thousands)	2005	Revenues	2004	Revenues	(Decrease)	Change

United States	$57,848	57%	$51,006	51%	$6,842	13%
Europe and rest of world	28,952	28%	38,406	39%	(9,454)	(25%)
Pacific Rim Countries	15,780	15%	9,626	10%	6,154	64%

Total net revenues	$102,580	100%	$99,038	100%	$3,542	4%

Because we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.

Gross Profit. Cost of sales included the cost of production of finished products as well as support costs and other expenses related to inventory management, manufacturing quality and order fulfillment. In the three months ended March 27, 2005, gross profit increased $2.5 million, or four percent, to $65.1 million, from $62.7 million in the three months ended March 28, 2004. The increase in gross profit in the three months ended March 27, 2005, compared to the three months ended March 28, 2004, was primarily due to higher revenues. For the three months ended March 28, 2004, cost of sales included $0.6 million of retention bonuses for terminated employees related to the Vixel acquisition. For the three months ended March 27, 2005 and March 28, 2004, cost of sales included $36 thousand and $0.6 million of amortized deferred stock-based compensation expenses, respectively. Gross margins remained relatively unchanged at approximately 63 percent for both the three months ended March 27, 2005 and March 28, 2004.

Engineering and Development. Engineering and development expenses consisted primarily of salaries and related expenses for personnel engaged in the design, development and technical support of our products. These expenses included third-party fees paid to consultants, prototype development expenses and computer services costs related to supporting computer tools used in the engineering and design process. Engineering and development expenses were $21.0 million and $19.0 million in the three months ended March 27, 2005 and March 28, 2004, representing 21 percent and 19 percent of net revenues in each period, respectively. Engineering and development expenses increased by $2.0 million, or ten percent, in the three months ended March 27, 2005, compared to the three months ended March 28, 2004. The increase in engineering and development expenses was due to our continued investment in our storage networking infrastructure product development. Engineering and development expenses included $0.3 million and $0.7 million of amortized deferred stock-based compensation expenses for the three months ended March 27, 2005 and March 28, 2004, respectively. Due to the technical nature of our products, engineering support is a critical part of our strategy during both the development of our products and the support of our customers from product design through deployment into the market. We intend to continue to make significant investments in the technical support and enhancement of our current products, as well as the continued development of new products. Engineering expenses can fluctuate significantly from quarter to quarter depending on several factors, including, but not limited to, non-recurring engineering charges associated with new product introduction schedules, hiring patterns and depreciation of capital equipment.

Selling and Marketing. Selling and marketing expenses consisted primarily of salaries, commissions and related expenses for personnel engaged in the marketing and sales of our products, as well as trade shows, product literature, promotional support costs and other advertising-related costs. Selling and marketing expenses were $8.0 million and $8.4 million in the three months ended March 27, 2005 and March 28, 2004, representing approximately eight percent of net revenues for both periods. Selling and marketing expenses decreased by $0.4 million, or four percent, in the three months ended March 27, 2005, compared to the three months ended March 28, 2004 primarily due to decreased advertising and other promotion costs. For the three months ended March 27, 2005, selling and marketing expenses included $0.2 million of amortized deferred stock-based compensation expenses. For the three months ended March 28, 2004 selling and marketing expenses included $0.6 million of amortized deferred stock-based compensation expenses, primarily related to the acquisition of Vixel.

General and Administrative. Ongoing general and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees and other associated corporate expenses. General and administrative expenses were $4.2 million, or four percent of net revenues, in the three months ended March 27, 2005, compared to $6.0 million, or six percent of net revenues, for the three months ended March 28, 2004, resulting in a decrease of $1.8 million, or 30 percent. The decrease was primarily a result of the elimination of duplicative expenses associated with the acquisition of Vixel, as the majority of the general and administrative costs of Vixel Corporation were redundant with the general and administrative costs of Emulex Corporation prior to the acquisition. For the three months ended March 27, 2005 and March 28, 2004, general and administrative expenses included $0.4 million and $1.0 million of amortized deferred stock-based compensation expenses, respectively.

Amortization of Intangibles. Amortization of intangibles included the amortization of intangible assets with estimable lives related to the acquisitions of Vixel in November 2003 and Giganet in March 2001, as well as the purchase of the technology assets of Trebia Networks in October 2003. Amortization of intangibles was $6.5 million and $6.8 million in the three months ended March 27, 2005 and March 28, 2004, representing six percent and seven percent of net revenues in each period, respectively. Amortization of intangibles decreased by $0.3 million, or four percent, in the three months ended March 27, 2005 compared to the three months ended March 28, 2004. This decrease was primarily attributable to intangible assets that were fully amortized in the fiscal year ended June 27, 2004.

Nonoperating Income. Nonoperating income consisted primarily of interest income, interest expense and other non-operating income and expense items such as the gains or losses on the repurchase of convertible subordinated notes. Our nonoperating income increased by $1.6 million to $2.0 million in the three months ended March 27, 2005, compared to nonoperating income of $0.4 million in the three months ended March 28, 2004. In the three months ended March 27, 2005, interest income was $3.3 million, or $1.1 million higher than in the three months ended March 28, 2004, primarily due to higher overall balances of cash and investments, as well as some improvement in interest rates. Interest expense was $1.0 million, or $0.5 million lower, in the three months ended March 27, 2005, compared to the three months ended March 28, 2004, primarily due to lower outstanding balances of the convertible subordinated notes during the three months ended March 27, 2005 as compared to the three months ended March 28, 2004. Other nonoperating income also includes a loss of $0.3 million for the three months ended March 27, 2005, related to the redemption of $17.0 million face value of our 1.75 percent convertible subordinated notes. For the three months ended March 28, 2004, other nonoperating income includes a loss of $0.2 million related to the repurchase of approximately $12.3 million face value of our 1.75 percent convertible subordinated notes.

Income Taxes. In the three months ended March 27, 2005 we recorded a tax provision in the amount of $9.6 million, or approximately 35 percent of our income before income taxes. Our tax provision for the three months ended March 27, 2005, included a benefit of approximately $0.5 million primarily related to research and development tax credits. We expect our tax rate to return to approximately 37 percent in upcoming quarters. In the three months ended March 28, 2004, we recorded a tax provision in the amount of $8.6 million, or approximately 37 percent of our income before income taxes.

Nine months ended March 27, 2005, compared to Nine months ended March 28, 2004

Net Revenues. Net revenues for the nine months ended March 27, 2005 decreased by $10.5 million, or four percent, to $267.5 million, compared to $278.0 million for the corresponding period of the prior year ended March 28, 2004.

The following chart details our net revenues by product line for the nine months ended March 27, 2005 and March 28, 2004.

Net Revenues by Product Line

	Nine Months	Percentage	Nine Months	Percentage
	Ended	of Net	Ended	of Net	Increase/	Percentage
(in thousands)	March 27, 2005	Revenues	March 28, 2004	Revenues	(Decrease)	Change

Fibre Channel	$267,429	100%	$277,451	100%	$(10,022)	(4%)
IP networking	34	—	519	—	(485)	(93%)
Other	13	—	14	—	(1)	(7%)

Total net revenues	$267,476	100%	$277,984	100%	$(10,508)	(4%)

We believe the lower net revenue from Fibre Channel products for the nine months ended March 27, 2005, compared to the corresponding period of the prior year, is primarily due to reduced demand from one of our major OEM customers, Hewlett-Packard, and preparation for the shift to EMC’s Select Program as discussed below.

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

Net Revenues by Major Customers

	Direct Revenues		Total Direct and Indirect Revenues (2)

	Nine Months	Nine Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 27, 2005	March 28, 2004	March 27, 2005	March 28, 2004
Net revenue percentage (1):
EMC	—	—	19%	25%
Hewlett-Packard	13%	19%	15%	21%
IBM	30%	23%	30%	23%
Info-X	15%	11%	—	—

(1)	Amounts less than 10 percent are not presented.

(2)	Customer-specific models sold indirectly are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.

Direct sales to our top five customers accounted for 68 percent of total net revenues for the nine months ended March 27, 2005, compared to 69 percent for the nine months ended March 28, 2004, and we expect to be similarly concentrated in the future. Our net revenues from our customers can be significantly impacted by changes to our customers’ business and their business models. Under the vendor fulfillment role planned by EMC for EMC’s Select Program, a portion of the sales of our EMC-specific models are to be directly purchased by EMC from Emulex instead of being sold from inventory owned by EMC’s distribution partners. Our implementation of the EMC Select program is dependent on EMC. During the nine months ended March 27, 2005, as fewer EMC-specific models were sold to EMC’s distribution partners, the level of inventory held by EMC’s distribution partners was decreased in preparation for EMC’s Select Program, thereby reducing our revenue.

The following chart details our net revenues by sales channel for the nine months ended March 27, 2005, and March 28, 2004:

Net Revenues by Sales Channel

	Nine Months	Percentage	Nine Months	Percentage
	Ended	of Net	Ended	of Net	Increase/	Percentage
(in thousands)	March 27, 2005	Revenues	March 28, 2004	Revenues	(Decrease)	Change

OEM	$176,219	66%	$175,819	63%	$400	—
Distribution	90,816	34%	102,031	37%	(11,215)	(11)%
Other	441	—	134	—	307	229%

Total net revenues	$267,476	100%	$277,984	100%	$(10,508)	(4)%

The following chart details our net domestic and international revenues based on billed-to location for the nine months ended March 27, 2005 and March 28, 2004:

Net Domestic and International Revenues

	Nine Months	Percentage	Nine Months	Percentage
	Ended	of Net	Ended	of Net	Increase/	Percentage
(in thousands)	March 27, 2005	Revenues	March 28, 2004	Revenues	(Decrease)	Change

United States	$146,218	55%	$155,568	56%	$(9,350)	(6)%
Europe and rest of world	81,797	30%	94,635	34%	(12,838)	(14)%
Pacific Rim Countries	39,461	15%	27,781	10%	11,680	42%

Total net revenues	$267,476	100%	$277,984	100%	$(10,508)	4%

Because we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.

Gross Profit. In the nine months ended March 27, 2005, gross profit decreased $11.2 million, or six percent, to $167.2 million, from $178.5 million in the nine months ended March 28, 2004. Gross margin decreased to 63 percent in the nine months ended March 27, 2005, compared to 64 percent in the nine months ended March 28, 2004. Starting in late September 2001, some of our major customers made announcements that general economic conditions, exacerbated by the increase in economic uncertainty in the aftermath of the terrorist events of September 11, 2001, were having a negative impact on their financial results. The announcements made, and forecasts received, indicated deteriorating demand for our one gigabit per second, or Gbps, products as these customers were expected to migrate to two Gbps products for future purchases. As a result, we recorded an estimated excess and obsolete inventory charge totaling $13.6 million during the first quarter of fiscal 2002. After initially recording this one Gbps reserve during the first quarter of fiscal 2002, we have subsequently reduced this reserve by a total of $8.9 million through March 27, 2005, as previously reserved inventory has been sold. Overall, we have been able to recover a significant portion of this reserved inventory that was not expected based on our forecasts and the forecasts received from our customers at the time that this excess and obsolete charge was recorded. In addition to the sale of this previously-reserved product, we have also scrapped $4.2 million of this reserved inventory and negotiated and paid cancellation charges of $0.2 million through December 28, 2003, related to this excess and obsolete inventory charge since it was initially recorded. In the nine months ended March 28, 2004, the reduction related to our one Gbps reserve, as previously reserved inventory was sold, was $1.9 million. There was no reduction in the nine months ended March 27, 2005. Excluding the reduction of the excess and obsolete inventory reserve of $1.9 million in the nine months ended March 28, 2004, gross profit would have been $176.6 million and gross margin would have been 64 percent. The remaining decrease in gross profit and gross margin in the nine months ended March 27, 2005, compared to the nine months ended March 28, 2004, was primarily due to lower production volumes of HBAs as we temporarily curtailed production to reduce inventory, spreading our fixed manufacturing costs across fewer units, especially during the three months ended September 26, 2004, and product mix, including the increased mix of Fibre Channel switch products which carry lower gross margins than HBAs. Also, cost of sales included $0.1 million and $0.9 million of amortized deferred stock-based compensation expense for the nine months ended March 27, 2005, and March 28, 2004, respectively.

Engineering and Development. Engineering and development expenses were $61.0 million and $53.7 million in the nine months ended March 27, 2005, and March 28, 2004, representing 23 percent and 19 percent of net revenues in each period, respectively. Engineering and development expenses increased by $7.3 million, or 14 percent, in the nine months ended March 27, 2005 compared to the nine months ended March 28, 2004. This increase was primarily due to the inclusion of the engineering and development expenses associated with our acquisition of Vixel for the entire nine months ended March 27, 2005 versus only a part of the corresponding period of the prior year. Since we completed our integration of Vixel’s day-to-day operations during the three months ended March 28, 2004, we no longer separately track former-Vixel operations. However, the expenses associated with the former-Vixel operations are estimated to account for approximately $3.5 million of the overall $7.3 million increase. The remaining increase was due to our continued investment in our storage networking infrastructure product development. Engineering and development expenses included $1.2 million and $1.7 million of amortized deferred stock-based compensation expenses for the nine months ended March 27, 2005, and March 28, 2004, respectively.

Selling and Marketing. Selling and marketing expenses were $23.0 million and $19.8 million in the nine months ended March 27, 2005, and March 28, 2004, representing nine and seven percent of net revenues, respectively. Selling and marketing expenses increased by $3.2 million, or 16 percent, in the nine months ended March 27, 2005, compared to the nine months ended March 28, 2004. This increase was partially due to the inclusion of the selling and marketing expenses associated with our acquisition of Vixel in November 2003. As discussed previously, we no longer track former-Vixel operations separately. However, the expenses associated with the former-Vixel operations are estimated to account for approximately $1.1 million of the overall $3.2 million increase in selling and marketing expenses. Additionally, selling and marketing expenses related to personnel and advertising and other promotions for the nine months ended March 27, 2005 increased by approximately $1.0 million and $0.5 million, respectively, compared to the same period of the prior year. For the nine months ended March 27, 2005, selling and marketing expenses included $0.7 million of amortized deferred stock-based compensation expenses. For the nine months ended March 28, 2004 selling and marketing expenses included $2.0 million of amortized deferred stock-based compensation expenses. As a portion of selling and marketing expenses, such as selling and marketing employees’ base compensation and amortized deferred stock-based compensation expense, is not driven directly by increases or decreases in net revenues, the expenses fluctuate as a percent of net revenues.

General and Administrative. General and administrative expenses were $7.4 million in the nine months ended March 27, 2005. General and administrative expenses for the nine months ended March 27, 2005, included a $4.6 million reduction related to reimbursement received from our insurance carriers during the period, in excess of our receivable. This reimbursement is primarily related to the shareholder litigation settled and recorded as general and administrative expense in our fiscal year ended June 29, 2003. General and administrative expenses for the nine months ended March 27, 2005, excluding this $4.6 million insurance reimbursement would have been $12.0 million, or four percent of net revenues, compared to $15.3 million, or five percent of net revenues, for the nine months ended March 28, 2004. This would represent a decrease of $3.2 million in the nine months ended March 27, 2005, excluding the insurance recovery, compared to the nine months ended March 28, 2004. Similar to other operating expenses, we no longer track former-Vixel operations separately. However, the expenses associated with the former-Vixel operations are estimated to account for approximately $2.4 million of the decrease in general and administrative expenses, as the majority of the general and administrative costs of Vixel Corporation were redundant with the general and administrative costs of Emulex Corporation prior to the acquisition. For the nine months ended March 27, 2005, general and administrative expenses included $1.3 million of amortized deferred stock-based compensation expenses. For the nine months ended March 27, 2004 general and administrative expenses included $1.4 million of amortized deferred stock-based compensation expenses.

Amortization of Intangibles. Amortization of intangibles included the amortization of intangible assets with estimable lives related to the acquisitions of Vixel in November 2003 and Giganet in March 2001, as well as the purchase of the technology assets of Trebia Networks in October 2003. For the nine months ended March 27, 2005, amortization of intangibles was $19.6 million, or seven percent of net revenues. Amortization of intangibles for the nine months ended March 28, 2004 was $12.5 million, or five percent of net revenues. The $7.1 million increase in amortization of intangibles for the nine months ended March 27, 2005 in comparison to the same relative period of the prior year was due to the addition of amortization related to the Vixel acquisition and the purchase of the technology assets of Trebia Networks, which due to the timing of the acquisition and purchase, was not included for the full nine month period ended March 28, 2004.

Impairment of Goodwill. On June 30, 2004, we announced that tepid demand experienced in the fourth fiscal quarter of 2004 from two of our customers resulted in lower than expected revenue, earnings and cash flows in the fourth fiscal quarter of 2004 and was expected to result in lower sequential revenue, earnings and cash flows in the first fiscal quarter of 2005. These events and circumstances resulted in a subsequent drop in our stock price, which indicated a potential impairment might have occurred. As a result, we conducted a SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” analysis, as well as a SFAS No. 142, “Goodwill and Other Intangible Assets,” analysis, including a second step goodwill impairment test. The results of the SFAS No. 144 analysis indicated that our long-lived assets were not impaired. However, the SFAS No. 142 analysis indicated that goodwill was impaired. This determination was made at the reporting unit level and consisted of two steps. First, the fair value of our only reporting unit was determined, based on a market approach, and compared to its carrying amount. Next, as the carrying amount exceeded the fair value, the second step of SFAS No. 142 was performed. The implied fair value of goodwill was determined by allocating the fair value in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” As a result of this SFAS No. 142 analysis, on September 9, 2004, we concluded that a $583.5 million charge for goodwill impairment should be recorded as of June 27, 2004. After recording this impairment charge, there was no goodwill remaining on our balance sheet as of June 27, 2004. In connection with the preparation of Vixel Corporation’s tax return in the first quarter of fiscal 2005, we revised estimates and discovered errors related to the deferred tax assets of Vixel Corporation (acquired in November 2003). These events resulted in a revision to Vixel’s purchase price allocation to decrease net deferred tax assets and increase goodwill, which was impaired. This resulted in a $1.8 million impairment of goodwill charge for the three months ended September 26, 2004. Had these items been recorded in fiscal 2004, our net loss would have been $1.8 million higher, or $534.1 million, instead of $532.3 million. We do not believe that this $1.8 million impairment of goodwill is material to fiscal 2004 or will be material to fiscal 2005 operations or financial results. Excluding this adjustment, net income for the nine months ended March 27, 2005, would have been $48.1 million.

In-Process Research and Development. The in-process research and development expense of $11.4 million, or four percent of net revenues, recorded in the nine months ended March 28, 2004, was related to our acquisition of Vixel Corporation in November 2003. There was no in-process research and development expense for the nine months ended March 27, 2005.

Nonoperating Income. Nonoperating income consisted primarily of interest income, interest expense and other non-operating income and expense items such as the gains on the repurchase of convertible subordinated notes. Our nonoperating income increased by $12.5 million to $18.7 million in the nine months ended March 27, 2005, from $6.2 million in the nine months ended March 28, 2004. The $12.5 million increase in nonoperating income was primarily due to a net gain of $12.8 million related to the repurchase of convertible subordinated notes in the nine months ended March 27, 2005, compared to a net gain of $2.7 million related to the repurchase of convertible subordinated notes in the nine months ended March 28, 2004. Additionally, interest income increased $2.5 million to $9.2 million in the nine months ended March 27, 2005, compared to $6.7 million in the nine months ended March 28, 2004, due to the receipt of $0.3 million of interest related to the insurance reimbursement discussed below in Liquidity and Capital Resources, higher overall balances of cash and investments, and some improvement in interest rates. Interest expense, which is primarily due to our outstanding convertible subordinated notes, increased by $0.1 million to $3.4 million in the nine months ended March 27, 2005, compared to $3.3 million in the nine months ended March 28, 2004.

Income Taxes. In the nine months ended March 27, 2005, we recorded a tax provision in the amount of $26.8 million, or approximately 37 percent of our income before income taxes. In the nine months ended March 28, 2004, we recorded a tax provision in the amount of $31.4 million, or approximately 44 percent of our income before income taxes, primarily due to the in-process research and development expense of $11.4 million associated with the Vixel acquisition being non-deductible for tax purposes.

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

Revenue Recognition. We recognize revenue at the time of shipment when title and risk of loss have passed, evidence of an arrangement has been obtained, pricing is fixed or determinable at the date of sale and collectibility has been reasonably assured. We make certain sales through two-tier distribution channels and have various distribution agreements with selected distributors and Master Value Added Resellers, or collectively the Distributors. These distribution agreements may be terminated upon written notice by either party. Additionally, these Distributors are generally given privileges to return a portion of inventory and to participate in price protection and cooperative marketing programs. Therefore, we recognize revenue on our standard products sold to our Distributors based on data received from the Distributors and management’s estimates to approximate the point that these products have been resold by the Distributors. As OEM-specific models sold to our Distributors are governed under the related OEM agreements rather than under these distribution agreements, we recognize revenue at the time of shipment to the Distributors when title and risk of loss have passed, evidence of an arrangement has been obtained and collectibility has been reasonably assured. Additionally, we maintain accruals and allowances for price protection and cooperative marketing programs.

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

At the end of June 2004, events and circumstances, including tepid fiscal fourth quarter of 2004 demand from two of our customers coupled with a subsequent drop in our stock price, indicated that a potential impairment of goodwill existed. As a result, we conducted a SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” analysis, as well as a SFAS No. 142, “Goodwill and Other Intangible Assets” analysis, including a second step goodwill impairment test. The result of SFAS No. 144 analysis indicated that none of our long-lived assets had been impaired. Any future impairment loss could materially and adversely affect our financial position and results of operations. However, the SFAS No. 142 analysis indicated that all of our goodwill, which was in excess of $580 million, was impaired.

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

Stock-Based Compensation. We account for our stock-based awards to employees using the intrinsic value method. Stock-based awards to non-employees, if any, are recorded using the fair value method. See note 1 of the Condensed Consolidated Financial Statements for more information. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123R. SFAS No. 123R requires that the compensation cost related to share-based payment transactions, measured based on the fair value of the equity or liability instruments issued, be recognized in the financial statements. Determining the fair value of options using the Black-Scholes model, or other currently accepted option valuation models, requires highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the grant date. SFAS No. 123R is required for our first interim period of fiscal 2006, which would be the three months ending October 2, 2005; however, early adoption is permitted. The Company is currently evaluating its alternatives, which will likely include early adoption during the three months ending July 3, 2005. The adoption of SFAS No. 123R will have a significant impact on our results of operations.

Liquidity and Capital Resources

As of March 27, 2005, we had $531.9 million in working capital and $613.8 million in cash and cash equivalents, current investments and long-term investments. At June 27, 2004, we had $486.8 million in working capital and $655.4 million in cash and cash equivalents, restricted cash, current investments and long-term investments. Our cash and cash equivalents decreased by $37.3 million to $154.9 million as of March 27, 2005, from $192.1 million as of June 27, 2004. The decrease in cash and cash equivalents was due to our financing activities, which used $150.0 million, and our investing activities, which used $5.5 million. The cash and cash equivalents used by financing and investing activities were partially offset by our operating activities, which provided $118.2 million of cash and cash equivalents.

In the nine months ended March 27, 2005, operating activities provided $118.2 million of cash and cash equivalents compared to providing $50.2 million in the nine months ended March 28, 2004. During the nine months ended March 27, 2005, the Company received reimbursement from some of our insurance carriers related to shareholder litigation settlements of approximately $9.8 million and paid settlements of $0.7 million. During the nine months ended March 28, 2004, the Company paid litigation settlements of $31.5 million net. Additionally, cash provided by operating activities for the nine months ended March 27, 2005 was driven by net income of $46.3 million adjusted for non-cash reconciling items, the most significant of which were amortization of other intangibles, depreciation and amortization of property and equipment, deferred income taxes, and a gain on the repurchase of our 0.25 percent contingent convertible subordinated notes. Additionally, decreases in inventories and accounts and other receivables, and increases in accounts payable, accrued liabilities and income taxes payable, increased our net cash provided by operating activities.

In the nine months ended March 27, 2005, investing activities used $5.5 million of cash and cash equivalents, primarily due to the additions to property and equipment and investment maturities in excess of purchases of new investments. During the nine months ended March 27, 2005, we spent $9.8 million on additions to property and equipment compared to spending $42.7 million during the same period of the prior year. The additions to property and equipment in the prior year were primarily related to the building of our new corporate headquarters. For the nine months ended March 28, 2004, investing activities used $292.5 million of cash and cash equivalents, primarily due to the purchase of Vixel Corporation and the technology assets of Trebia Networks.

Financing activities used $150.0 million of cash and cash equivalents in the nine months ended March 27, 2005, primarily due to repurchases of our convertible subordinated notes. During the nine months ended March 27, 2005, we repurchased $153.0 million in face value of our 0.25 percent convertible subordinated notes at a net discount, for $137.2 million, and $17.0 million in face value of our 1.75 percent convertible subordinated notes for $17.1 million. For the nine months ended March 28, 2004, financing activities provided $288.1 million of cash and cash equivalents due primarily to net proceeds of $505.2 million from the issuance of our 0.25 percent contingent convertible debt, partially offset by the repurchases of common stock and some of our 1.75 percent convertible subordinated notes, for $40.5 million and $185.6 million, respectively.

As of March 27, 2005, we no longer had outstanding any amounts in face value of our 1.75 percent convertible subordinated notes due 2007. During the three months ended March 27, 2005, we announced and completed the redemption of all of our 1.75 percent convertible notes for the aggregate redemption price of $17.1 million, resulting in a pre-tax loss of $0.3 million.

As of March 27, 2005, we had approximately $364.5 million in face value of our 0.25 percent contingent convertible subordinated notes due 2023 outstanding. Interest is payable in cash on June 15 and December 15 of each year. Under the terms of the offering, the notes will be convertible, at the option of the holder and subject to the satisfaction of certain conditions, into shares of our common stock at a price of $43.20 per share. Holders of the notes may require us to purchase the notes for cash by giving written notice within the 20 business days prior to each of December 15, 2006, December 15, 2008, December 15, 2013, and December 15, 2018. See note 7 to the condensed consolidated financial statements contained herein for more information.

On April 28, 2005, we bought back approximately $47.0 million face value of our convertible subordinated notes at a discount to face value at an aggregate redemption price of $43.6 million. The repurchased notes were cancelled. Currently, no more convertible subordinated notes remain authorized for repurchase by our Board of Directors, however, our Board may authorize future additional purchases from time to time based on future market conditions.

We have entered into purchase agreements for inventory, and as of March 27, 2005, our remaining inventory purchase obligation for these items was $21.7 million, including $8.9 million related to key inventory components.

On October 9, 2003, before our acquisition of Vixel, a purported class action lawsuit was filed in King County Superior Court of the State of Washington against Vixel and each of Vixel’s directors and certain unnamed individuals (the “Vixel Parties”), entitled Russell Fink v. Vixel Corporation, et al., Case No. 03-2-37226-9SEA. The complaint made general allegations that, among other things, Vixel’s directors breached their fiduciary duties to Vixel stockholders in connection with the approval of the merger with Emulex and sought to enjoin the tender offer and have the merger agreement declared unlawful, among other forms of relief. On November 7, 2003, the Vixel Parties entered into a memorandum of understanding for a $0.7 million settlement with the plaintiff in the class action suit pursuant to which the parties have agreed to settle the action, subject to court approval. The $0.7 million was recorded as general and administrative expense for the nine months ended March 28, 2004. Formal settlement documents were signed on May 5, 2004 and the plaintiff has completed discovery as agreed to by the parties. In August 2004, final court approval was obtained for the settlement of the Fink v. Vixel litigation, and we paid the $0.7 million settlement. During the nine months ended March 27, 2005, we received a $0.3 million reimbursement from our insurer relating to the Fink v. Vixel litigation.

In July 2004, we obtained an arbitration award against two of our insurers related to class action and derivative lawsuits settled in 2003, and subsequently collected a total of $9.5 million plus $0.3 million in interest during the three months ended September 26, 2004. As the amounts received exceeded the $5.1 million receivable reflected on our books, we recorded a reduction in general and administrative expenses during the three months ended September 26, 2004, of $4.4 million, as well as interest income of $0.3 million.

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

As described above, the following summarizes our contractual obligations at March 27, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	(in thousands)

		Less than	1-3	4-5	After 5
	Total	1 Year (2)	Years (3)	Years (4)	Years

Convertible subordinated notes and interest (1)	$366,323	$456	$365,867	$—	$—
Leases	5,313	371	2,133	1,428	1,381
Inventory purchase commitments	21,697	21,697	—	—	—
Other commitments	500	500	—	—	—

Total	$393,833	$23,024	$368,000	$1,428	$1,381

(1)	The principal payment related to the remaining outstanding 0.25 percent contingent convertible subordinated notes of $364.5 million is shown as a payment in the period from July 4, 2005 through July 1, 2007, or 1-3 years above, as holders of these 20-year notes may require us to purchase the notes for cash by giving us written notice as early as 20 business days prior to each of December 15, 2006, December 15, 2008, December 15, 2013, and December 15, 2018.

(2)	Fiscal year ending July 3, 2005.

(3)	Fiscal years ending July 2, 2006, and July 1, 2007.

(4)	Fiscal years ending June 29, 2008, and June 28, 2009.

Risk Factors

A downturn in information technology spending in general or spending on computer and storage systems in particular could adversely affect our revenues and results of operations.

The demand for our Fibre Channel products, which comprise substantially all of our net revenues, has been driven by the demand for high-performance storage networking products and solutions that support enterprise computing applications, including on-line transaction processing, data mining, data warehousing, multimedia and Internet applications. Any significant downturn in demand for such products, solutions and applications, could adversely affect our business, results of operations and financial condition. The adverse effects of any sustained downturn in information technology spending on our operating results may be exacerbated by expenses associated with our research and development investments, strategic investments and merger and acquisition activity, as well as customer service and support, which are expected to continue despite any such downturn.

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

We rely almost exclusively on original equipment manufacturers, or OEMs, and sales through distribution channels for our revenue. For the three months ended March 27, 2005, we derived approximately 64 percent of our net revenues from OEMs and 36 percent from sales through distribution. Furthermore, because some of our sales through distribution channels consist of OEM products, OEM customers effectively generated more than 85 percent of our revenue for the three and nine months ended March 27, 2005. We may be unable to retain our current OEM and distributor customers or to recruit additional or replacement customers.

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

As a result of these and other unexpected factors or developments, we expect that in the future operating results will be from time to time below the expectations of investors or market analysts, which could have a material adverse effect on our stock price.

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

We have experienced losses in our history, including a loss of $532.3 million in fiscal 2004. Any losses, including losses caused by impairment of long-lived assets or goodwill, may adversely affect the perception of our business by analysts and investors, which could adversely affect our stock price. To the extent that we are unable to generate positive operating profits or positive cash flow from operations, our financial condition may be materially adversely affected.

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

Our revenues depend significantly upon the ability and willingness of our OEM customers to commit significant resources to develop, promote and deliver products that incorporate our technology. In addition, if our customers’ products are not commercially successful, it may have a material adverse effect on our business, results of operations and financial condition.

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

There is a risk that we will not be able to retain our current suppliers or change to alternative suppliers. An interruption in supply, the cost of shifting to a new supplier or EMS providers, disputes with suppliers or EMS providers, or the cost associated with a long-term purchase commitment could have a material adverse effect on our business, results of operations and financial condition.

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

For the three months ended March 27, 2005, sales in the United States accounted for 57 percent of our total net revenues, sales in the Pacific Rim countries accounted for 15 percent of our total net revenues, and sales in Europe and the rest of the world accounted for 28 percent of our total net revenues. We expect that our sales will be similarly distributed for the foreseeable future. All of our sales are currently denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. Additionally, a significant portion of our products is produced at our EMS providers’ production facilities in Spain, Mexico and Malaysia. As a result, we are subject to the risks inherent in international operations. Our international business activities could be affected, limited or disrupted by a variety of factors, including:

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

We may pursue acquisitions or strategic investments that could provide new technologies, products or service offerings. Future acquisitions or strategic investments may negatively impact our results of operations as a result of operating losses incurred by the acquired entity, the use of significant amounts of cash, potentially dilutive issuances of equity or equity-linked securities, incurrence of debt, amortization of intangible assets with determinable lives or impairment of intangible assets. Furthermore, we may incur significant expenses pursuing acquisitions or strategic investments that ultimately may not be completed. Moreover, to the extent that any proposed acquisition or strategic investment is not favorably received by stockholders, analysts and others in the investment community, the price of our common stock could be adversely affected. In addition, acquisitions or strategic investments involve numerous risks, including:

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

Our shareholder rights plan and provisions of our certificate of incorporation and of the Delaware General Corporation Law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. The shareholder rights plan and these provisions of our certificate of incorporation and Delaware law are intended to encourage potential acquirers to negotiate with us and allow our board of directors the opportunity to consider alternative proposals in the interest of maximizing shareholder value. However, such provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price. For more information, please read note 12 to the Consolidated Financial Statements contained in our 2004 Annual Report on Form 10-K, our certificate of incorporation and Delaware law for more information on the anti-takeover effects of provisions of our shareholder rights plan.

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

New laws, regulations and accounting standards, as well as changes to and varying interpretations of currently accepted accounting practices in the technology industry might adversely affect our reported financial results, which could have an adverse effect on our stock price. Furthermore, new guidance related to the expensing of stock options in SFAS No. 123R will materially adversely affect our reported financial results when adopted, and may affect our stock price. SFAS No. 123R is effective for annual periods beginning after June 15, 2005; however, early adoption is permitted. We are currently evaluating our alternatives, which will likely include early adoption during the three months ending July 3, 2005.

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

In fiscal 2004, we completed a $517.5 million private placement of 0.25 percent contingent convertible subordinated notes due 2023. During the three months ended September 26, 2004, we repurchased and cancelled $153.0 million in face value of these 0.25 percent notes, leaving approximately $364.5 million still outstanding as of March 27, 2005. The holders of our 0.25 percent notes may require us to purchase the notes for cash as early as December 2006. If we have insufficient liquidity and capital resources to repay the principal amounts of our outstanding convertible notes and the notes offered hereby when due, we may be forced to raise additional funds through public or private debt or equity financings, which may not be available on favorable terms, if at all. If such financings were not available on favorable terms, our business, results of operations and financial condition could be materially adversely affected.

On April 28, 2005, we bought back approximately $47.0 million face value of our convertible subordinated notes at a discount to face value at an aggregate redemption price of $43.6 million. The repurchased notes were cancelled. Currently, no more convertible subordinated notes remain authorized for repurchase by our Board of Directors, however, our Board may authorize future additional purchases from time to time based on future market conditions.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

At March 27, 2005, our investment portfolio of $459.0 million consisted primarily of fixed income securities, excluding those classified as cash and cash equivalents. We have the positive intent and ability to hold these securities to maturity. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10 percent from the levels existing as of March 27, 2005, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows. However, if interest rates decreased and securities within our portfolio matured and were re-invested in securities with lower interest rates, interest income would decrease in the future.

As of March 27, 2005, we had $364.5 million face value 0.25 percent contingent convertible subordinated notes issued and outstanding. The fair value, based on quoted market prices, of our 0.25 percent contigent convertible subordinated notes at March 27, 2005, was $339.0 million. The fair value of these notes may increase or decrease due to various factors, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions.

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

Beginning on or about February 20, 2001, the Company and certain of its officers and directors were named as defendants in a number of securities class action lawsuits filed in the United States District Court, Central District of California, Case No. SACV-01-219 GLT (ANx). The plaintiffs in the actions represent purchasers of the

Company’s common stock during various periods ranging from January 18, 2001, through February 9, 2001. The complaints alleged that the Company and certain of its officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints generally seek compensatory damages, costs and attorney’s fees in an unspecified amount. In addition, the Company has received inquiries about events giving rise to the lawsuits from the SEC and the Nasdaq Stock Market. On April 22, 2003, the Company entered into two Memoranda of Understanding agreeing to terms of settlement for both the class action and derivative litigation. The settlement was approved and $39.5 million held in escrow was paid by the Company into the settlement fund during the nine months ended March 28, 2004. Gateway Partners filed a challenge to the allocation of settlement funds, among the plaintiffs and adequacy of the settlement notice, and the district court ruled against such challenge on November 23, 2004. On December 13, 2004, Gateway Partners filed an appeal and a motion to stop distribution from the settlement fund; both of which were filed with the United States Court of Appeals for the Ninth Circuit (Index No. 04-57123). On January 12, 2005, attorneys for Gateway Partners sent a letter to the appeals court stating that a stipulation would be filed confirming that no proceeds of the settlement fund would be distributed until the appeal is resolved, and that Gateway Partners would not have to post a bond.

Related to the Company’s insurance coverage and derivative lawsuits settled in 2003, during the three months ended March 28, 2004, the Company reached an agreement with one of its insurers, under which the Company received $10.0 million less $2.0 million previously paid by the insurer for the defense of the securities class action lawsuits, resulting in a net payment to the Company of $8.0 million. In July 2004, the Company obtained an arbitration award against two of its insurers, and subsequently collected a total of $9.5 million plus $0.3 million in interest. As the amounts received exceeded the $5.1 million receivable reflected on the Company’s books, the Company recorded a reduction in general and administrative expenses during the three months ended September 26, 2004, of $4.4 million, as well as interest income of $0.3 million.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any equity securities during the nine months ended March 27, 2005. In September 2001, our Board of Directors authorized the repurchase of up to four million shares of our common stock. The repurchase plan authorized us to make purchases in the open market or through privately negotiated transactions with the timing and terms of any purchase to be determined by management based on market conditions. As of March 27, 2005, a total of 2.5 million shares had been repurchased and 1.5 million shares remain available for repurchase.

Item 6.    Exhibits

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit 3.3	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.3 to the Company’s quarterly report on form 10-Q for the quarterly period ended September 29, 2002).

Exhibit 3.4	Amendment to Bylaws of the Company adopted by the Board of Directors on March 2, 2001 (incorporated by reference to Exhibit 3.4 to the Company’s 2002 Annual Report on Form 10-K).

Exhibit 3.5	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.1	Rights Agreement dated January 19, 1989, as amended (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.2	Certificate regarding extension of Final Expiration Date of Rights Agreement dated January 18, 1999 (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-3, filed on May 17, 1999).

Exhibit 4.3	Form of 1.75% Convertible Subordinated Note due February 1, 2007 (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3, amended on June 28, 2002).

Exhibit 4.4	Indenture between the Company, as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated January 29, 2002, related to the Company’s 1.75% Convertible Subordinated Notes due February 1, 2007 (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-3, amended on June 28, 2002).

Exhibit 4.5	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation dated January 29, 2002, related to the Company’s 1.75% Convertible Subordinated Notes due February 1, 2007 (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-3, amended on June 28, 2002).

Exhibit 4.6	Form of 0.25% Convertible Subordinated Note due 2023 (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

Exhibit 4.7	Indenture between the Company, as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated December 12, 2003, related to the Company’s 0.25% Convertible Subordinated Notes due 2023 (incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

Exhibit 4.8	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation dated December 12, 2003, related to the Company’s 0.25% Convertible Subordinated Notes due 2023 (incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

Exhibit 10.1	Emulex Corporation 1997 Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 18, 2004).

Exhibit 10.2	Emulex Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix D to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 18, 2004).

Exhibit 10.3	Vixel Corporation Amended and Restated 1995 Stock Option Plan (incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Registration Statement on Form S-1 of Vixel Corporation (File No. 333-81347), filed on August 16, 1999).

Exhibit 10.4	Vixel Corporation 1999 Equity Incentive Plan (as amended) (incorporated by reference to Exhibit 10.23 of Amendment No. 1 to the Registration Statement on Form S-1 of Vixel Corporation (File No. 333-81347), filed on August 16, 1999).

Exhibit 10.5	Vixel Corporation 2000 Non-Officer Equity Incentive Plan (incorporate reference to Exhibit 99.1 of the Registration Statement on Form S-8/S-3 of Vixel Corporation (File No. 333-39000), filed on June 9, 2000).

Exhibit 10.6	Emulex Corporation 2004 Employee Stock Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 18, 2004).

Exhibit 10.7	Key Employee Retention Agreement with Paul F. Folino (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2004 filed on February 4, 2005).

Exhibit 10.8	Form of Key Employee Retention Agreement to which the following executive officers of the Company are a party: James M. McCluney, Kirk D. Roller, William F. Gill, Sadie A. Herrera, Marshall D. Lee, Karen Mulvany, Michael J. Rockenbach and Michael E. Smith (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2004 filed on February 4, 2005).

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2005

EMULEX CORPORATION

By:	/s/ Paul F. Folino
Paul F. Folino Chairman of the Board and Chief Executive Officer

By:	/s/ Michael J. Rockenbach
Michael J. Rockenbach Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit 3.3	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.3 to the Company’s quarterly report on form 10-Q for the quarterly period ended September 29, 2002).

Exhibit 3.4	Amendment to Bylaws of the Company adopted by the Board of Directors on March 2, 2001 (incorporated by reference to Exhibit 3.4 to the Company’s 2002 Annual Report on Form 10-K).

Exhibit 3.5	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.1	Rights Agreement dated January 19, 1989, as amended (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.2	Certificate regarding extension of Final Expiration Date of Rights Agreement dated January 18, 1999 (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-3, filed on May 17, 1999).

Exhibit 4.3	Form of 1.75% Convertible Subordinated Note due February 1, 2007 (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3, amended on June 28, 2002).

Exhibit 4.4	Indenture between the Company, as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated January 29, 2002, related to the Company’s 1.75% Convertible Subordinated Notes due February 1, 2007 (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-3, amended on June 28, 2002).

Exhibit 4.5	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation dated January 29, 2002, related to the Company’s 1.75% Convertible Subordinated Notes due February 1, 2007 (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-3, amended on June 28, 2002).

Exhibit 4.6	Form of 0.25% Convertible Subordinated Note due 2023 (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

Exhibit 4.7	Indenture between the Company, as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated December 12, 2003, related to the Company’s 0.25% Convertible Subordinated Notes due 2023 (incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

Exhibit 4.8	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation dated December 12, 2003, related to the Company’s 0.25% Convertible Subordinated Notes due 2023 (incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

Exhibit 10.1	Emulex Corporation 1997 Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 18, 2004).

Exhibit 10.2	Emulex Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix D to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 18, 2004).

Exhibit 10.3	Vixel Corporation Amended and Restated 1995 Stock Option Plan (incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Registration Statement on Form S-1 of Vixel Corporation (File No. 333-81347), filed on August 16, 1999).

Exhibit 10.4	Vixel Corporation 1999 Equity Incentive Plan (as amended) (incorporated by reference to Exhibit 10.23 of Amendment No. 1 to the Registration Statement on Form S-1 of Vixel Corporation (File No. 333-81347), filed on August 16, 1999).

Exhibit 10.5	Vixel Corporation 2000 Non-Officer Equity Incentive Plan (incorporate reference to Exhibit 99.1 of the Registration Statement on Form S-8/S-3 of Vixel Corporation (File No. 333-39000), filed on June 9, 2000).

Exhibit 10.6	Emulex Corporation 2004 Employee Stock Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 18, 2004).

Exhibit 10.7	Key Employee Retention Agreement with Paul F. Folino (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2004 filed on February 4, 2005).

Exhibit 10.8	Form of Key Employee Retention Agreement to which the following executive officers of the Company are a party: James M. McCluney, Kirk D. Roller, William F. Gill, Sadie A. Herrera, Marshall D. Lee, Karen Mulvany, Michael J. Rockenbach and Michael E. Smith (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2004 filed on February 4, 2005).

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.