Form 10-K
period 2005-07-03
EMULEX CORP /DE/
filed 2005-09-16
CIK 350917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 3, 2005

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File No. 001-31353

EMULEX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	51-0300558
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)
3333 Susan Street Costa Mesa, California	92626
(Address of principal executive offices)	(Zip Code)
(714) 662-5600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, Par Value $0.10 Per Share
Preferred Stock Purchase Rights
(Title of class)
Securities registered pursuant to Section 12(g) of the Act:
NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing price of the New York Stock Exchange on December 23, 2004, which was the last trading day of the second quarter of fiscal 2005, of $15.36 was $1,271,243,075.
      As of September 9, 2005, the registrant had 83,563,935 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      The information required by Part III (items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive proxy statement for the 2005 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended July 3, 2005.

PART I
      All references to years refer to our fiscal years ended July 3, 2005, June 27, 2004, and June 29, 2003, as applicable, unless the calendar year is specified. References contained in this Annual Report to “Emulex,” the “Company,” the “Registrant,” “we,” “our” and “us,” refer to Emulex Corporation and its subsidiaries.

Item I.	Business.
Introduction and Company History
      Emulex is a preeminent source for a broad range of advanced storage networking infrastructure solutions spanning host bus adapters, or HBAs, embedded storage switches, input/output/ controllers, or IOCs, and SAN Storage Switches. We are a leading designer, developer and supplier of Fibre Channel HBAs, embedded storage switches, I/O ASICs, Switch on Chip, or SOC, ASICs and embedded firmware and software products that enhance access to, and storage of, electronic data and applications. HBAs are the data communication products that enable servers to connect to storage networks by offloading communication-processing tasks as information is delivered and sent to the storage network. Embedded storage switches including SOC ASICs and IOCs are deployed inside storage arrays, tape libraries and other storage appliances, delivering improved performance and reliability and storage connectivity. Emulex’s architecture offers customers a stable applications program interface, or API, that has been preserved across multiple generations of storage networking solutions and to which many of the world’s leading Original Equipment Manufacturers, or OEMs, have customized software for mission-critical server and storage system applications.
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
      Substantially all of our revenues during 2005 were comprised of products based on Fibre Channel technology. Our Fibre Channel development efforts began in 1992 and we shipped our first Fibre Channel product in volume in 1996. The world’s leading server and storage providers rely on Emulex HBAs, embedded storage switching and IOC products to build reliable, scalable and high performance storage solutions. The Emulex award winning product families, including our LightPulsetm HBAs and InSpeedtm and FibreSpytm embedded storage switching products, are based on internally developed ASIC, firmware and software technologies, and offer customers high performance, scalability, flexibility and reduced total cost of ownership. Emulex’s products have been selected by many of the world’s leading server and storage providers, including Bull, Dell, EMC, Fujitsu Ltd., Fujitsu-Siemens, Hewlett-Packard, Hitachi Data Systems, IBM, NEC, Network Appliance, Quantum, StorageTek, Sun Microsystems, Unisys and Xyratex. We market to OEMs and end users through our own worldwide selling organization as well as our two tier distribution partners, including ACAL, Avnet, Bell Microproducts, Info-X, Netmarks, Tech Data and Tokyo Electron.
Industry Background
      Due to the deployment of data-intensive applications such as online transaction processing, data mining, data warehousing, multimedia and Internet applications, the volume of stored electronic data in enterprises has expanded and both the capacity and number of storage devices in business enterprises have been increasing continually on an annual basis. Gartner, a technology research and advisory firm, estimates that industry shipments of hard disk drive capacity will grow at a 56 percent compounded annual growth rate from 2005 through 2009. Furthermore, with the reliance on mission-critical applications such as e-commerce and distributed enterprise software applications, the real-time availability of electronic data has become increasingly important to the daily operations of enterprises. As a result, enterprises face requirements for data storage solutions that enable improved access to, and management of, shared data, including solutions that offer increased connectivity capabilities, higher performance and greater reliability.
      Enterprises currently access, share and manage the rapidly expanding volume of data utilizing two major data communications technologies: local area network, or LAN, and input/output, or I/ O. LAN technologies enable communications among servers and client computers, while I/ O technologies enable communications between host computers and their attached high-speed peripherals. The emergence of LAN architectures in the mid-1980s brought multiple benefits to client-server data communications, including faster transmission speeds, shared access to multiple servers and greater connectivity capabilities in terms of the number of connected devices, as well as distance between devices. These benefits, and the applications that leverage LAN technologies, drove the rapid adoption of LAN architectures in the corporate enterprise during the 1990s. As a result, the data communications pathway between servers and client computers became largely networked with LAN technologies.
      Today, I/ O communications are migrating to the same networked architecture. Legacy I/ O architectures are server-centric, utilizing a point-to-multipoint architecture, which requires that each storage subsystem in the corporate enterprise be attached to a single server through which all requested data must pass. With this traditional server-centric storage architecture, also known as Direct Attached Storage, or DAS, dedicated storage is attached to each server using I/ O technologies such as Small Computer Systems Interface, or SCSI. Remote storage systems are accessed through LAN-attached file servers. Because data requests must traverse the LAN and pass through the file server associated with the specific storage device, the DAS model results in “islands of storage” behind each server. This circuitous method of accessing data degrades network performance, increases latency, or delays, for network users, drains server processing power and is difficult to scale, particularly from a storage management perspective.

The Emergence of Networked Storage
      In the late 1990s, in response to the increasing need for storage scalability, manageability and reliability, enterprises began to deploy storage area networks, or SANs. In this new model, where the SAN exists as a complementary network to the LAN, I/ O-intensive traffic is offloaded from the LAN, enabling a more fail-safe I/ O channel, eliminating the bottlenecks that degrade I/ O performance and creating a platform for centralized storage management. Furthermore, like nodes on a LAN, attached storage peripherals in a SAN can be managed and diagnosed to detect errors, and traffic can be rerouted accordingly in the event of a failure. A SAN essentially transforms dedicated servers and storage devices into network resources, greatly improving the performance and scalability of enterprise storage. By providing shared server access, the cost of expensive enterprise storage can be spread across entire organizations. SANs are being deployed to support an increasingly wide range of applications such as LAN-free and serverless back-up, storage virtualization and disaster recovery.
      More recently, network attached storage, or NAS, appliances have gained acceptance in the storage marketplace. In most cases, data is stored in block format in storage devices, but must be converted to files before being used by operating systems and applications. While SANs deliver block data to servers, NAS appliances internally convert block data to files before delivering these files over a LAN to servers or PCs. Although this configuration requires stored data to move first to the NAS server before moving on to its ultimate destination, the NAS architecture offers an easily deployable and scalable storage solution. In high-end environments characterized by NAS file delivery to servers, a SAN may be deployed behind a NAS, making NAS and SAN solutions complementary. Furthermore, next-generation appliances that can deliver both block and file data are beginning to emerge, further blurring the distinction between NAS and SAN solutions. The majority of NAS and SAN solutions installed today are delivered to end users via integrated systems solutions offered by storage and computer system OEMs.

Fibre Channel
      In order to implement storage area networks, a new I/ O networking technology capable of interconnecting multiple host servers and storage devices was required. Fibre Channel, an American National Standards Institute, or ANSI, standard communications technology, was introduced in 1994 to address traditional I/ O limitations and emerged as the first storage networking technology to be widely adopted by the world’s leading server and storage systems manufacturers. Fibre Channel, now available in one, two and four gigabit per second solutions, offers the connectivity, distance and access benefits of networking architectures combined with the high performance and low latency needed for I/ O applications. Fibre Channel’s advanced capabilities enabled new architectures such as SANs that rely upon Fibre Channel’s ability to connect multiple host computers to multiple storage systems, or storage arrays. Additionally, in order to enable longer distance or higher performance connectivity than what could be provided by SCSI, Fibre Channel has also been deployed in traditional applications such as redundant array of independent disk, or RAID, storage. In such implementations, RAID storage provides for fault-tolerant direct-attached storage through the duplication of data over multiple interconnected disk drives. As a result, Fibre Channel solutions are implemented in both legacy DAS and emerging networked storage environments.

iSCSI
      Although Gartner expects that Fibre Channel will remain the dominant storage networking interconnect through the 2007 time frame, a new storage networking standard known as iSCSI has emerged that delivers the SCSI storage protocol over the familiar IP, or Internet Protocol, and Ethernet transports commonly deployed in LANs and WANs. While the range of iSCSI connectivity solutions spans simple Network Interface Cards, or NICs, that are commonly used for Ethernet LAN applications, up to high performance iSCSI HBAs that offer full protocol processing offload from the host computer, today’s iSCSI installations are dominated by low end NIC deployments that suffice for smaller organizations or lower performance applications. As iSCSI deployments continue, a new requirement to interconnect iSCSI host servers to the large installed base of Fibre Channel SANs and storage arrays is emerging.

Disk Interface Technologies and the Transition to Serial Storage I/O
      Traditionally, the hard disk drive industry has primarily utilized parallel I/O interconnects such as SCSI and ATA for the disk drive I/O interface. Parallel I/O technologies utilize multiple wires, as they require separate channels for control information and actual data, whereas serial I/O technologies, such as Fibre Channel, utilize a single wire over which all control and user data passes. Because of the reduced complexity and higher reliability of serial interfaces, the disk drive industry has begun a transition from parallel to serial I/O. According to Gartner as legacy parallel technologies such as SCSI fade, disk drives utilizing serial I/O are projected to quickly grow from just 39 percent of the multi-user disk storage market in 2005 to a 93 percent share by 2007. The chief serial I/O technologies expected to dominate hard disk drive shipments in the future are Fibre Channel; Serial ATA, or SATA; and Serial Attached SCSI, or SAS, while legacy parallel technologies such as SCSI and ATA are expected to play a diminishing role.
      At the same time, enterprise storage arrays are becoming larger, embedding more hard disk drives behind the storage controller where the array’s storage intelligence resides. As the number of drives inside each array has grown, connectivity requirements to the storage controller have expanded, in turn creating performance bottlenecks. This growing scalability requirement has pressured traditional shared bus architectures, which are typically served by Port Bypass Circuits, or “PBCs,” which enterprise storage array vendors have historically used to interconnect hard disk drives. In addition, this legacy architecture, which requires that a read request hop from one drive to the next rather than traveling directly to the destination drive, has resulted in reliability, availability and serviceability, or RAS, challenges due to the difficulty of isolating a faulty drive. Similar challenges are emerging in other storage appliances as well, including NAS appliances and tape libraries. Consequently, embedded switched storage architectures have emerged to address those performance and RAS challenges.

Embedded Fibre Channel Solutions
      In recent years, most enterprise storage arrays began to transition from parallel SCSI to serial I/O-based internal architectures, led by Fibre Channel implementations. This has created a requirement for embedded Fibre Channel solutions that are incorporated by storage OEMs inside of storage arrays and appliances.
      The storage systems, or arrays, that are deployed in external multi-user storage applications such as SANs typically require multiple embedded IOCs both to provide an external storage I/O interface to servers and to internally connect the disks inside the storage array to a storage controller that provides the array’s intelligence. In the past, many enterprise storage arrays utilized legacy SCSI disks and I/O protocol chips internally, but connected externally to the SAN via an embedded Fibre Channel IOC. With the transition to Fibre Channel disk drives in enterprise storage arrays, Fibre Channel IOCs are now being utilized by storage OEMs for both embedded applications.
      With the growing number of hard disk drives embedded in each storage array, embedded Fibre Channel storage switches have emerged to address performance and RAS challenges. The disk drives that store the data in an array are typically arranged in shelves populated by multiple drives. By installing an embedded switch on a chip, or SOC, on the drive shelf, a read request is able to travel directly to the destination drive without touching the other drives on the shelf. This switched architecture, also known as a switched bunch of disks, or SBODtm, architecture, delivers higher performance and a more reliable solution for storage arrays. Compared to legacy shared bus architectures where read requests must hop from one drive to the next, the SBODtm delivers a direct connection to each drive, improving performance, and offering the ability to identify and isolate faulty drives.
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
Our Products
      We are a leading designer, developer and supplier of Fibre Channel host bus adapters, embedded storage switches, I/ O ASICs, SOC ASICs and embedded firmware and software products that enhance access to, and storage of, electronic data and applications. In fiscal 2004, after our acquisition of Vixel, we entered the market for embedded storage switches.

Fibre Channel HBAs
      Our HBAs constitute key components for comprehensive Fibre Channel SANs that typically include host bus adapters, ASICs, firmware, software and switches. We attempt to time our Fibre Channel introductions to address the growing demands of enterprise customers, as well as the evolving speed and capacity capabilities of complementary products.
      Leveraging our expertise and experience in networking and I/O technology, we have approached the storage problem with a networking perspective to maximize the performance and management capabilities of our Fibre Channel solutions. We believe the performance results of our products are among the highest in the industry. Furthermore, our products support high-performance connectivity features such as concurrent multiprotocol data transmission, context cache for superior performance in complex environments, end-to-end parity protection and other features to enhance data integrity. Lastly, our products offer investment protection for our OEM customers, who often develop specialized software to interface to our adapters, because we have maintained a stable API since our first generation of HBAs was introduced in 1996. More recently, we have expanded the functionality in our HBAs to deliver high availability and remote centralized management that may be embedded in OEM and independent software vendor, or ISV, SAN management products.
      Fibre Channel HBAs connect host computers to a Fibre Channel network. Our adapters support a wide range of operating systems and host computer system interfaces, including both PCI-based and PCI Express-based platforms and SBus-based Sun Microsystems platforms. Our Fibre Channel HBA line, which has evolved from the LP6000 to the LP11000 in the high end, also encompasses adapters such as the LP952, LP982, LP1050 and LP1150 which are targeted at midrange, open system environments, and our entry level LP101 adapter, which targets small to medium sized business users, or SMB market, and remote enterprise offices. Our high-end HBAs target enterprise systems that require customized software or special features, while our midrange HBAs offer highly featured solutions for standard operating environments, and our entry level HBAs offer simplified features at low cost. All of our adapter products share the same core ASIC architecture and embedded software and firmware.

Fibre Channel IOCs
      Emulex HBAs are based upon our internally-developed Fibre Channel IOCs. These IOCs can be utilized not only in HBAs, but in embedded I/O environments as well, such as storage arrays and storage appliances. In addition, these IOCs may also be embedded on computer motherboards where requirements for Fibre Channel connectivity are well defined, including blade servers and mainframes.
      While our embedded IOC revenue remains relatively small, growing IOC-unit volumes deliver incremental economies of scale for our HBA business.

The Intel Joint Development Agreement
      In April 2003, Emulex and Intel Corporation announced an agreement to develop next-generation storage processors that combine SATA, SAS and Fibre Channel I/O technologies within a single multiprotocol architecture. These new serial storage processors are intended to enable OEMs to utilize common hardware and software components across their entire family of SATA, SAS and Fibre Channel storage products, extending the value of OEM hardware and software investments. Under the agreement, Emulex is developing the protocol controller hardware, firmware and drivers. Intel is contributing its expertise in storage processor technology development and will integrate its high-performance Intel® XScaletm microarchitecture as the core technology for the new processors. Intel will also manufacture the processors utilizing its 90-nanometer (nm) process technology. We expect this multiprotocol serial storage architecture to be applicable to a variety of new hardware and software products.

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
      To help storage system manufacturers address the issues related to shared bus architectures, we have developed a highly integrated SOC that incorporates our InSpeed technology. InSpeed is an advanced switching architecture that results in a single chip capable of handling multiple Fibre Channel devices operating at one, two or four gigabit per second, or Gbps, speed. The SOC can be sold in chip form or integrated into full Fibre Channel switch boxes and modules, or blades, for embedding by OEMs in their storage solutions. Our InSpeed Embedded Storage Switch Family is available in SOC, blade and box physical formats.
      InSpeed embedded storage switch products replace today’s shared bus architectures with a switched architecture. InSpeed products provide new diagnostic capabilities and eliminate single point of failure designs that are typically found in the back-end of storage arrays. These embedded products can be used in two ways inside a storage array. One way is to use an embedded switch box or blade as a root switch. A root switch provides direct access from the storage controller to each shelf in the storage array. The second way is to use a chip or blade to provide a direct path to each storage disk in a shelf. We refer to this as an SBODtm, or switched bunch of disks. Combining both a root switch and an SBOD within a storage array results in a complete switched architecture that increases the storage system’s reliability, accessibility, scalability and serviceability.
      Our latest generation SOCs incorporate a number of new features such as trunking, fairness and interswitch communications to further enhance back-end switching capabilities, as well as enhanced management capabilities including port diagnostics and device performance and health monitoring.

SAN Interconnect Solutions and Products
      Our traditional SAN fabric switches, addressed by our 9000 series of Fibre Channel Fabric Switches, which have now been discontinued, were focused primarily on the rich media segments of the overall SAN market. The rich media market, which includes film and video editing, broadcast, and medical imaging applications, requires large amounts of data to be accessed simultaneously by numerous users. Our Fibre Channel fabric switches provide the bandwidth and speed to meet the needs of these environments. We have eliminated resources dedicated to these traditional fabric switch products, and do not anticipate any meaningful future revenues.
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

IP Networking and Other Products
      As part of IP Networking products, we have provided VI, cLAN and iSCSI products in the past. Currently we still offer iSCSI products, but do not anticipate meaningful future revenues from these products.
      Our other networking products were comprised of a variety of products that provided connectivity between computing resources across both LANs and WANs, that included printer servers and network access products. We have eliminated resources dedicated to these other networking products, and do not anticipate meaningful future revenues from these products.
Intellectual Property
      Our ability to compete depends in part upon our ability to protect our proprietary information through various means, including ownership of patents, copyrights, trademarks and trade secrets, as well as through contractual provisions.
      We have a number of issued patents and pending patent applications in the U.S. and abroad. Most of our issued patents and pending patent applications relate to our Fibre Channel technology or products. We maintain an active program of obtaining patent protection for our inventions as development occurs and as new products are introduced. Because of the rate of change of technology in our industry, we believe that the duration of the patent protection available to us for our products is adequate to cover the expected market duration for such products.

      All of our software products, which are embedded within or provided for use with our hardware products, are marked with copyright notices listing our company as the copyright owner. We have been granted a number of registrations of trademarks in the U.S. and abroad. We also have a number of pending trademark registrations in the U.S. and abroad. We maintain an active practice of marking our products with trademark notices. We have an active program of renewing trademarks so that the duration of trademark protection is maintained for as long as needed. Additionally, we rely on trade secret law and contractual provisions to protect unique intellectual property we possess which we have determined unnecessary or uneconomical to patent or copyright, or which is not otherwise capable of more formal protection. Please also see the information under Part I, Item 1 — “Competition” and Part I, Item 3 — “Legal Proceedings” of this Form 10-K.
Engineering and Development
      At July 3, 2005, we employed 306 engineers, other technicians and support personnel engaged in the development of new products and the improvement of existing products. Engineering and development expenses were $80.0 million, $73.2 million and $61.3 million in 2005, 2004 and 2003, respectively.
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
Order Backlog
      Due to an industry practice that allows customers to cancel or change orders with limited advance notice prior to shipment, we do not believe that backlog is a reliable indicator of future revenue levels. Furthermore, purchase order release lead times depend upon the scheduling practices of the individual customer, and the rate of booking new orders fluctuates from month to month. Therefore, the level of backlog at any one time is not necessarily indicative of trends in our business. At July 3, 2005, we had unshipped product orders of approximately $73.7 million compared with approximately $78.3 million at June 27, 2004 and approximately $77.6 million at June 29, 2003. At year-end, all orders included in backlog were scheduled for delivery within six months or less.
Seasonality
      Our business fluctuates as a result of various factors, including but not limited to economic conditions, new product introductions, industry demand and seasonality. Although we do not consider our business to be highly seasonal, we do believe that seasonality has and may impact our business. To the extent that we do experience seasonality in our business, it would most likely have an impact on the first and third quarters of our fiscal years.
Concentration of Customers, Revenue by Product Families and Geographic Area
      See note 14 to our Consolidated Financial Statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for information regarding concentration of our customers as well as information regarding our revenue by product family and geographic area. See also “Risk Factors” contained elsewhere within Part I, Item 1 of this Annual Report on Form 10-K for discussion of the risks associated with the concentration of our customers, as well as the risks associated with our revenue by product family and geographic area.

Competition
      The market for HBAs is intensely competitive and is characterized by frequent new product introductions, changing customer preferences and evolving technology and industry standards.
      Our competition for Fibre Channel HBA products consists primarily of LSI Logic and QLogic. We may also compete indirectly with Fibre Channel HBAs made internally by major systems providers, notably Hewlett-Packard. Our Fibre Channel HBAs also face indirect competition from iSCSI HBA suppliers which include established Fibre Channel competitors as well as new entrants, including established Ethernet suppliers such as Broadcom and Intel and established SCSI vendors such as Adaptec. Across all storage networking technologies, we face the threat of potential competition from new entrants into the storage networking market, including large technology companies that may develop or acquire differentiating technology and then apply their resources, including established distribution channels and brand recognition, to obtain significant market share.
      We believe that the principal basis of storage networking HBA competition presently includes interoperability, reliability, scalability, price, silicon integration, performance, technical support and backwards compatibility with the installed base of HBAs. We believe that we compete favorably with respect to these factors. We also believe that we have a competitive strength in the alliances we have built with customers, particularly our close relationships with OEM customers. We believe that our experience with distribution channels will provide competitive benefits as the storage networking market matures. Some of our other competitive advantages include our early entry into Fibre Channel technology, our workforce of highly experienced researchers and designers and our intellectual property.
      Our InSpeed and FibreSpy Fibre Channel switches compete against Fibre Channel switches supplied by Agilent, Brocade and QLogic, as well as Fibre Channel PBCs including intelligent PBCs, supplied by companies such as PMC-Sierra and Vitesse. Our Fibre Channel IOCs compete with Fibre Channel silicon supplied by Agilent and QLogic. Across all embedded storage technologies, we face the threat of potential competition from new entrants into the embedded Fibre Channel storage market, including large technology companies that may develop or acquire differentiating technology and then apply their resources, including established distribution channels and brand recognition, to obtain significant market share. We believe that the principal basis of embedded storage switch and IOC competition presently includes interoperability, reliability, scalability, price, silicon integration, performance, the ability to support additional protocols such as FICON, technical support and backwards compatible APIs. We believe that we compete favorably with respect to these factors. We also believe that we have a competitive strength in our close relationships with OEM customers and our OEMs’ investment in storage software that has been ported to our silicon solutions. Some of our other competitive advantages include our early entry into Fibre Channel technology, our workforce of highly experienced researchers and designers and our intellectual property.
      Our embedded Fibre Channel products may also compete at the end-user level with other technology alternatives, such as SCSI and SAS, or Serial Attached SCSI, which are available from companies such as Adaptec, LSI Logic and Vitesse, as well as a number of smaller companies. In the future, other technologies that we are not currently developing may evolve to address the applications served by Fibre Channel today.
Manufacturing and Suppliers
      Our products include board-level assembly products that consist primarily of electronic component parts assembled on internally designed printed circuit boards and box-level products consisting of board-level assemblies, cables and power sources contained within an enclosure. Most component parts can be purchased from two or more sources. However, some key components that we use in our products may only be available from single sources with which we do not have contracts. In addition, we design our own ASICs that are embedded in our products. These ASICs are also sole sourced and manufactured by third-party semiconductor foundries. LSI Logic Corporation announced on September 13, 2005 that it intends to sell the Gresham, Oregon manufacturing facility at which certain ASICs are manufactured for us, and the transition of such facility creates a risk of disruption in our supply of ASICs should the announced plans of LSI Logic for uninterrupted service of customers not be achieved. In addition to hardware, we design software, which is provided as embedded programs within our hardware products to provide functionality to our hardware products.
      In 1998, we began outsourcing the manufacturing of our product lines to an electronics manufacturing service provider, or EMS, provider. This decision resulted in, among other things, the closing of our Puerto Rico manufacturing facility. During 2005, Celestica manufactured for us in both the United States and in Spain. Benchmark Electronics, Inc., or Benchmark, manufactured for us at their facility in Guadalajara, Mexico and I. Technical Services manufactured for us at their facility in Georgia. In May 2005, we announced the selection of Venture Corporation Limited and discontinued production at Suntron’s Texas facility and Celestica’s Arden Hills, Minnesota facility. The addition of Venture’s Technocom world-class facility in Jahor-Bahru, Malaysia and through our continuing strategic relationships with Benchmark, Celestica and I. Technical Services, we believe we have a strong global manufacturing operation that supports our growing global customer base and provides us with increased supply-chain efficiency, flexibility and security.
      The assembly operations required by our products are typical of the electronics industry, and no unusual methods, procedures or equipment are required. The sophisticated nature of the products, in most cases, requires extensive testing by specialized test devices operated by skilled personnel. Our EMS providers provide this testing. However, we also maintain an internal test-engineering group for continuing support of test operations. At July 3, 2005, we had a total of 55 regular full-time manufacturing support employees located at our facilities in Costa Mesa, California; Bolton, Massachusetts and Bothell, Washington.
Employees
      At July 3, 2005 we employed 528 employees as follows: 306 in engineering and development, 83 in selling and marketing, 84 in general and administrative and 55 in manufacturing support operations. None of our employees is represented by a labor union, and we believe our employee relations are good.
Risk Factors

A downturn in information technology spending in general or spending on computer and storage systems in particular could adversely affect our revenues and results of operations.
      The demand for our Fibre Channel products, which comprised substantially all of our net revenues, has been driven by the demand for high-performance storage networking products and solutions that support enterprise computing applications, including on-line transaction processing, data mining, data warehousing, multimedia and Internet applications. Any significant downturn in demand for such products, solutions and applications, could adversely affect our business, results of operations and financial condition. The adverse effects of any sustained downturn in information technology spending on our operating results may be exacerbated by our research and development investments, strategic investments and merger and acquisition activity, as well as customer service and support, which are expected to continue despite any such downturn.

Our business depends upon the continued growth of the Fibre Channel storage networking market, and our business will be adversely affected if such growth does not occur or occurs more slowly than we anticipate.
      The size of our potential market is largely dependent upon the broadening acceptance of our Fibre Channel storage networking technologies, as well as the overall demand for storage. We believe that our investment in the Fibre Channel storage networking market provides opportunity for revenue growth and profitability for the future. However, the market for Fibre Channel storage networking products may not gain broader acceptance and customers may choose alternative technologies and/or products supplied by other companies. Interest continues for iSCSI storage networking solutions, which may satisfy some I/0 connectivity requirements through standard Ethernet adapters and software at little to no incremental cost to end users, or through iSCSI HBAs that provide bundled offload engine hardware and software. Such iSCSI solutions compete with Fibre Channel solutions, particularly in the low end of the market. In addition, other technologies such as SAS, may compete with our Fibre Channel embedded switched solutions in the future.

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
      We rely almost exclusively on OEMs and sales through distribution channels for our revenue. For the year ended July 3, 2005 we derived approximately 66 percent of our net revenues from OEMs and 34 percent from sales through distribution. Furthermore, because some of our sales through distribution channels consists of OEM products, OEM customers effectively generated more than 86 percent of our revenue for the year ended July 3, 2005. We may be unable to retain our current OEM and distributor customers or to recruit additional or replacement customers.
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
      Alternative legacy technologies such as SCSI and PBCs compete with our Fibre Channel I/ O and embedded switch products, respectively, for customers. Our success depends in part on our ability and on the ability of our OEM customers to develop storage networking solutions that are competitive with these alternative legacy technologies. Additionally, in the future other technologies that we are not currently developing may evolve to address the storage networking applications currently served by our Fibre Channel product line today, reducing our market opportunity.

Our operating results are difficult to forecast and could be adversely affected by many factors, and our stock price may decline if our results fail to meet expectations.
      Our revenues and results of operations have varied on a quarterly basis in the past and may vary significantly in the future. Accordingly, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful, and you should not rely on such comparisons as indications of our future performance. We may be unable to maintain our current levels of growth or profitability in the future. Our revenues and results of operations are difficult to forecast and could be adversely affected by many factors, including, but not limited to:

•	changes in the size, mix, timing and terms of OEM and other customer orders;

•	changes in the sales and deployment cycles for our products and/or desired inventory levels for our products;

•	acquisitions or strategic investments by our customers, competitors or us;

•	the timing and market acceptance of new or enhanced product introductions by us, our OEM customers and/or competitors;

•	market share losses or difficulty in gaining incremental market share growth;

•	fluctuations in product development, procurement, resource utilization and other operating expenses;

•	component shortages;

•	reduced demand from our customers if there is a shortage of, or difficulties in acquiring, components or other products, such as Fibre Channel disk drives, used in conjunction with our products in the deployment of systems;

•	the inability of our electronics manufacturing service providers to produce and distribute our products in a timely fashion;

•	difficulties with updates, changes or additions to our information technology systems;

•	breaches of our network security, including viruses;

•	changes in general social and economic conditions, including but not limited to natural disasters, terrorism, public health and slower than expected market growth, with resulting changes in customer technology budgeting and spending;

•	changes in technology, industry standards or consumer preferences;

•	seasonality; and/or

•	changes in our accounting or other policies resulting from the adoption of new laws, regulations or pronouncements.
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
      We have experienced delays in product development in the past and may experience similar delays in the future. Prior delays have resulted from numerous factors, which may include, but are not limited to:

•	difficulties in hiring and retaining necessary employees and independent contractors;

•	difficulties in reallocating engineering resources and other resource limitations;

•	unanticipated engineering or manufacturing complexity, including from third-party suppliers of intellectual property such as foundries of our ASICs;

•	undetected errors or failures in software, firmware and hardware;

•	changing OEM product specifications;

•	delays in the acceptance or shipment of products by OEM customers; and/or

•	changing market or competitive product requirements.
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
      During April 2003 we announced a joint development activity with Intel Corporation relating to storage processors that integrate SATA, SAS and Fibre Channel interfaces within a single architecture. Under the agreement, we will develop the protocol controller hardware, firmware and drivers. Intel will integrate its Intel® Xscaletm microarchitecture as the core technology for the new processors and will manufacture the processors on its 90-nanometer process technology. This activity has risks resulting from unproven new-generation manufacturing technology, from the licensing of technology to Intel and from increased development costs.

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
      LSI Logic Corporation announced on September 13, 2005 that it intends to sell the Gresham, Oregon manufacturing facility at which certain ASICs are manufactured for us, and the transition of such facility creates a risk of disruption in our supply of ASICs should the announced plans of LSI Logic for uninterrupted service of customers not be achieved.

If our intellectual property protections are inadequate, it could adversely affect our business.
      We believe that our continued success depends primarily on continuing innovation, marketing and technical expertise, as well as the quality of product support and customer relations. At the same time, our success is partially dependent on the proprietary technology contained in our products. We currently rely on a combination of patents, copyrights, trademarks, trade secret laws and contractual provisions to establish and protect our intellectual property rights in our products. For a more complete description of our intellectual property, please see the information under Part I, Item 1 — “Intellectual Property.”
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
      For more information on legal proceedings related to Emulex, see Part I, Item 3 — “Legal Proceedings.”
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
      We believe that our products and technology do not infringe on the intellectual property rights of others or upon intellectual property rights that may be granted in the future pursuant to pending applications. We occasionally receive communications from third parties alleging patent infringement, and there is always the chance that third parties may assert infringement claims against us. Any such claims, with or without merit, could result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements, which may or may not be available. Furthermore, we have in the past obtained, and may be required in the future to obtain, licenses of technology owned by other parties. We cannot be certain that the necessary licenses will be available or that they can be obtained on commercially reasonable terms. If we were to fail to obtain such royalty or licensing agreements in a timely manner and on reasonable terms, our business, results of operations and financial condition could be materially adversely affected.

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
      For the year ended July 3, 2005, sales in the United States accounted for 55 percent of our total net revenues, sales in the Pacific Rim countries accounted for 15 percent and sales in Europe and the rest of the world accounted for 30 percent of our total net revenues, based on bill-to address. We expect that our sales will be similarly distributed for the foreseeable future. However, because we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our sales may not be reflective of the geographic mix of end-user demand or installations. All of our sales are currently denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. Additionally, a significant portion of our products is produced at our EMS providers’ production facilities in Spain, Mexico and Malaysia. As a result, we are subject to the risks inherent in international operations. Our international business activities could be affected, limited or disrupted by a variety of factors, including, but not limited to:

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
      We may pursue acquisitions or strategic investments that could provide new technologies, products or service offerings. Future acquisitions or strategic investments may negatively impact our results of operations as a result of operating losses incurred by the acquired entity, the use of significant amounts of cash, potentially dilutive issuances of equity or equity-linked securities, incurrence of debt, amortization of intangible assets with determinable lives or impairment of intangible assets. Furthermore, we may incur significant expenses pursuing acquisitions or strategic investments that ultimately may not be completed. Moreover, to the extent that any proposed acquisition or strategic investment is not favorably received by stockholders, analysts and others in the investment community, the price of our common stock could be adversely affected. In addition, acquisitions or strategic investments involve numerous risks, including, but not limited to:

•	difficulties in the assimilation of the operations, technologies, products and personnel of the acquired company;

•	purchased technology that is not adopted by customers in the way or the time frame we anticipated;

•	the diversion of management’s attention from other business concerns;

•	risks of entering markets in which we have no or limited prior experience;

•	risks associated with assuming the legal obligations of the acquired company;

•	minority interest in a company, resulting from a strategic investment, that could have an impact on our results;

•	risks related to the effect that the acquired company’s internal control processes might have on our financial reporting and management’s report on our internal controls over financial reporting; and/or

•	the potential loss of key employees of the company we invested in or acquired.
      In the event that an acquisition or strategic investment does occur and we are unable to obtain anticipated profits or successfully integrate operations, technologies, products or personnel or acquire assets that later become worthless, our business, results of operations and financial condition could be materially adversely affected.

Our stock price is volatile, which has and may result in lawsuits against us and our officers and directors.
      The stock market in general and the stock prices in technology-based companies in particular have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. For example, during the first eight months of calendar year 2005 the sales price of our common stock ranged from a low of $15.06 per share to a high of $21.74 per share. Factors that could have a significant impact on the market price of our common stock include, but are not limited to, the following:

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
      In the past, companies, including us, that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If we were to be the subject of similar litigation in the future or experience unfavorable outcomes in any of our pending litigation, as discussed in Item 3 —

“Legal Proceedings” contained elsewhere herein, it could have a material adverse effect on our results of operations and financial condition.

Terrorist activities and resulting military and other actions could adversely affect our business.
      The terrorist attacks in New York and Washington, D.C. in September 2001 disrupted commerce throughout the United States and Europe. The continued threat of terrorism, military action and heightened security measures in response to such threat may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in delays or cancellations of customer orders, delays in collecting cash, a general decrease in corporate spending on information technology or our inability to effectively market, manufacture or ship our products, our business, financial condition, and results of operations could be materially and adversely affected. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have any long-term material adverse effect on our business, results of operations or financial condition.

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
      We maintain a system of internal controls in order to ensure we are able to collect, process, summarize and disclose the information required by the Securities and Exchange Commission within the time periods specified. Any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Additionally, public companies in the United States are required to review their internal controls under the Sarbanes-Oxley Act of 2002. If the internal controls put in place by us are not adequate or fail to perform as anticipated, we may be required to restate our financial statements, receive an adverse audit opinion, and/or take other actions that will divert significant financial and managerial resources, as well as be subject to fines and/or other government enforcement actions. Furthermore, the price of our common stock could be adversely affected.

Changes in laws, regulations and financial accounting standards may affect our reported results of operations.
      New laws, regulations and accounting standards, as well as changes to and varying interpretations of currently accepted accounting practices in the technology industry might adversely affect our reported financial results, which could have an adverse effect on our stock price. Furthermore, new guidance related to the expensing of stock options in SFAS No. 123R will materially adversely affect our reported financial results when adopted, and may affect our stock price. SFAS No. 123R is effective for annual periods beginning after June 15, 2005; however, early adoption is permitted. We will adopt this standard during the three months ended October 2, 2005.

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
      While we believe we have adequate working capital to meet our expected cash requirements for the next twelve months, we may need to raise additional funds through public or private debt or equity financings in order to, without limitation:

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
      In fiscal 2004, we completed a $517.5 million private placement of 0.25 percent convertible subordinated notes due 2023. During the fiscal year 2005, we repurchased and cancelled $281.5 million in face value of these 0.25 percent notes, leaving $236.0 million still outstanding at July 3, 2005. The holders of our 0.25 percent notes may require us to purchase the notes for cash as early as December 2006. If we have insufficient liquidity and capital resources to repay the principal amounts of our outstanding convertible notes and the notes when due, we may be forced to raise additional funds through public or private debt or equity financings, which may not be available on favorable terms, if at all. If such financings were not available on favorable terms our business, results of operations and financial condition could be materially adversely affected.

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
Executive Officers of the Registrant
      The executive and certain other officers of the Company or its principal operating subsidiaries are as follows:

Name	Position	Age

Paul F. Folino	Chairman of the Board and Chief Executive Officer	60
James M. McCluney	President and Chief Operating Officer	54
Kirk D. Roller(1)(2)	President, Worldwide Sales	43
William F. Gill(1)	Executive Vice President, Worldwide Sales	48
Sadie A. Herrera(1)	Executive Vice President, Human Resources and Facilities	56
Marshall D. Lee(1)	Executive Vice President, Engineering	49
Karen Mulvany(1)	Executive Vice President, Business Planning and Development	48
Michael J. Rockenbach	Executive Vice President, Chief Financial Officer, Secretary and Treasurer	44
Michael E. Smith(1)	Executive Vice President, Worldwide Marketing	44
Randall G. Wick(1)	Vice President, General Counsel	52

(1)	These persons serve in the indicated capacities as officers of the Registrant’s principal operating subsidiaries; they are not officers of the Registrant.

(2)	Mr. Roller retired from the Company effective July 1, 2005.
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
      Mr. Lee joined the Company in September 2002 as Executive Vice President, Engineering and in November 2004 was elected as an officer of the Company. Prior to joining the Company, Mr. Lee was Vice President of Engineering at Quantum Corporation, a peripheral manufacturer, from June 1995 to April 2001 and held a senior management position at IBM’s Storage Division from April 1994 to June 1995. From August 1992 to April 1994 he was Vice President of Engineering at Maxtor Corporation, a hard disk drive company, and from June 1984 to August 1992 held a senior management position at Western Digital Corporation, a hard disk drive company.
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
      Mr. Smith joined the Company in October 1998 as senior director of Fibre Channel marketing and was promoted to vice president, Fibre Channel marketing in June 1999, then to vice president, worldwide marketing in August 1999 and subsequently to executive vice president worldwide marketing in December 2000. Prior to joining the company, Mr. Smith spent 2 1/2 years with Adaptec, Inc. as marketing manager of peripheral technologies solutions and most recently as marketing manager, Fibre Channel products. From 1986 to 1996, Mr. Smith held various engineering and marketing positions with Western Digital Corporation, most recently as director of marketing, I/ O products.
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
      On December 8, 2003, QLogic filed a complaint against Emulex in the United States District Court for the Central District of California alleging that one of Vixel’s products, the 7200 Fibre Channel Switch, infringes U.S. Patent No. 4,821,034, entitled “Digital Exchange Switch Element and Network.” The suit was seeking unspecified monetary damages as well as injunctive relief.
      On February 27, 2004, Emulex Design & Manufacturing Corporation filed a complaint against QLogic in the United States District Court for the District of Delaware asserting the validity and enforceability of a December 15, 2003 tentative settlement and seeking a declaration that the U.S. Patent No. 4,821,034 is invalid and is not infringed. On March 18, 2004, QLogic filed an answer that included denials of the Company’s assertions concerning U.S. Patent 4,821,034 and a denial that a valid and enforceable settlement had been reached. On June 25, 2004, the Company entered into a Settlement Agreement with QLogic dismissing each of the patent-related lawsuits and pursuant to which (a) QLogic acknowledged the validity of the three Vixel patents asserted in the litigation; (b) QLogic agreed to make an initial payment and to pay ongoing royalties on certain future product sales; and (c) the Company and QLogic cross-licensed each other for the patents asserted in the lawsuits. The settlement did not require any payments from Emulex to Qlogic.
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
      On November 15, 2001, prior to the Company’s acquisition of Vixel Corporation, a securities class action was filed in the United States District Court in the Southern District of New York as Case No. 01 CIV. 10053(SAS), Master File No. 21 MC92 (SAS) against Vixel and two of its officers and directors and certain underwriters who participated in the Vixel initial public offering in late 1999. The amended complaint alleges violations under Section 10(b) of the Exchange Act and Section 11 of the Securities Act and seeks unspecified damages on behalf of persons who purchased Vixel stock during the period October 1, 1999 through December 6, 2000. In October 2002, the parties agreed to toll the statute of limitations with respect to Vixel’s officers and directors until September 30, 2003, and on the basis of this agreement, Vixel’s officers and directors were dismissed from the lawsuit without prejudice. During June 2003, Vixel and the other issuer defendants in the action reached a tentative settlement with the plaintiffs that would, among other things, result in the dismissal with prejudice of all claims against the defendants and their officers and directors. In connection with the possible settlement, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements so that they would not expire prior to any settlement being finalized. Although Vixel approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the court. On August 31, 2005, a Preliminary Order In Connection With Settlement Proceedings was issued which among other items, sets a date for a Settlement Fairness Hearing, and the form of notice to the Settlement Classes of the Issuers’ Settlement Stipulation.
      On October 9, 2003, before the Company’s acquisition of Vixel, a purported class action lawsuit was filed in King County Superior Court of the State of Washington against Vixel and each of Vixel’s directors and certain unnamed individuals (the “Vixel Parties”), entitled Russell Fink v. Vixel Corporation, et al., Case No. 03-2-37226-9SEA. The complaint made general allegations that, among other things, Vixel’s directors breached their fiduciary duties to Vixel stockholders in connection with the approval of the merger with Emulex and sought to enjoin the tender offer and have the merger agreement declared unlawful, among other forms of relief. On November 7, 2003, the Vixel Parties entered into a memorandum of understanding for a $0.7 million settlement with the plaintiff in the class action suit pursuant to which the parties have agreed to settle the action, subject to court approval. The $0.7 million was recorded as general and administrative expense during 2004. Formal settlement documents were signed on May 5, 2004 and the plaintiff completed discovery as agreed to by the parties. In August 2004, final court approval was obtained for the settlement of the Fink v. Vixel litigation, and the Company paid the $0.7 million settlement. During fiscal 2005, the Company received a $0.3 million reimbursement from its insurer relating to the Fink v. Vixel litigation.
      Beginning on or about February 20, 2001, the Company and certain of its officers and directors were named as defendants in a number of securities class action lawsuits filed in the United States District Court, Central District of California, Case No. SACV-01-219 GLT (ANx). The plaintiffs in the actions represent purchasers of the Company’s common stock during various periods ranging from January 18, 2001, through February 9, 2001. The complaints alleged that the Company and certain of its officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints generally seek compensatory damages, costs and attorney’s fees in an unspecified amount. In addition, the Company had received inquiries about events giving rise to the lawsuits from the SEC and the Nasdaq Stock Market. On April 22, 2003, the Company entered into two Memoranda of Understanding agreeing to terms of settlement for both the class action and derivative litigation. The settlement was approved and $39.5 million held in escrow was paid by the Company into the settlement fund during the year 2004. Gateway Partners filed a challenge to the allocation of settlement funds among the plaintiffs and adequacy of the settlement notice, and the district court ruled against such challenge on November 23, 2004. On December 13, 2004, Gateway Partners filed an appeal and a motion to stop distribution from the settlement fund; both of which were filed with the United States Court of Appeals for the Ninth Circuit (Index No. 04-57123). On January 12, 2005, attorneys for Gateway Partners sent a letter to the appeals court stating that a stipulation would be filed confirming that no proceeds of the settlement fund would be distributed until the appeal is resolved, and that Gateway Partners would not have to post a bond. A settlement was reached with Gateway Partners, not requiring any additional payments by the Company, and the appeal was dismissed by the court on June 14, 2005.
      Related to the Company’s insurance coverage on the class action and derivative lawsuits settled in 2003, during 2004, the Company reached an agreement with one of its insurers, under which the Company received $10.0 million less $2.0 million previously paid by the insurer for the defense of the securities class action lawsuits, resulting in a net payment to the Company of $8.0 million. In July 2004, the Company obtained an arbitration award against two of its insurers, and subsequently collected a total of $9.5 million plus $0.3 million in interest. As the amounts received exceeded the $5.1 million receivable reflected on the Company’s books, the Company recorded a reduction in general and administrative expenses during fiscal 2005 of $4.4 million, as well as interest income of $0.3 million.
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
      No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 2005.

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

	High	Low

2005
Fourth Quarter	$19.86	$15.06
Third Quarter	18.85	15.35
Second Quarter	16.25	10.00
First Quarter	14.91	9.26

2004
Fourth Quarter	$22.80	$14.90
Third Quarter	31.30	20.35
Second Quarter	29.94	23.85
First Quarter	28.00	19.70
Number of Common Stockholders
      The approximate number of holders of record of our common stock as of September 9, 2005, was 433.
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
Issuer Purchases of Equity Securities
      We did not repurchase any equity securities during the three months ended July 3, 2005.
      See Part III, Item 12 — “Security Ownership of Certain Beneficial Owners and Management” for information regarding securities authorized for issuance under equity compensation plans.

Item 6.	Selected Consolidated Financial Data.
      The following table summarizes certain selected consolidated financial data. On March 1, 2001, we completed the acquisition of Giganet, Inc., and on November 13, 2003, we completed the acquisition of Vixel

Corporation. For more detail about the Vixel acquisition, see note 2 to the Consolidated Financial Statements, Business Combination, contained elsewhere herein.
Selected Consolidated Statement of Operations Data

	Year Ended

	July 3,	June 27,	June 29,	June 30,	July 1,
	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Net revenues:
Fibre Channel	$375,569	$363,871	$304,596	$247,705	$234,020
IP networking	65	529	2,408	4,242	1,567
Other	19	22	1,204	2,794	9,720

Total net revenues	375,653	364,422	308,208	254,741	245,307

Cost of sales	139,682	131,803	112,040	122,871	120,812

Gross profit	235,971	232,619	196,168	131,870	124,495

Operating expenses:
Engineering and development	79,971	73,211	61,257	47,560	27,002
Selling and marketing	32,441	28,035	18,994	19,462	16,734
General and administrative	11,636	18,815	40,291	12,983	12,111
Amortization of goodwill and other intangibles	26,162	19,093	5,807	156,209	52,085
Impairment of goodwill	1,096	583,499	—	—	—
In-process research and development	—	11,400	—	—	22,280

Total operating expenses	151,306	734,053	126,349	236,214	130,212

Operating income (loss)	84,665	(501,434)	69,819	(104,344)	(5,717)

Nonoperating income:
Interest income	13,106	9,149	12,991	11,239	12,539
Interest expense	(4,202)	(4,754)	(5,510)	(3,396)	(1)
Gain on repurchase of convertible subordinated notes	20,514	2,670	28,729	—	—
Other income (expense), net	(2,273)	109	(78)	(26)	1,763

Total nonoperating income	27,145	7,174	36,132	7,817	14,301

Income (loss) before income taxes	111,810	(494,260)	105,951	(96,527)	8,584
Income tax provision (benefit)	40,221	38,062	40,262	(293)	32,187

Net income (loss)	$71,589	$(532,322)	$65,689	$(96,234)	$(23,603)

Net income (loss) per share:
Basic	$0.86	$(6.47)	$0.80	$(1.18)	$(0.31)

Diluted	$0.80	$(6.47)	$0.79	$(1.18)	$(0.31)

Number of shares used in per share computations:
Basic	82,819	82,293	82,051	81,487	76,122

Diluted	92,970	82,293	87,914	81,487	76,122

Selected Consolidated Balance Sheet Data

	Year Ended

	July 3,	June 27,	June 29,	June 30,	July 1,
	2005	2004	2003	2002	2001

	(In thousands)
Total current assets	$584,457	$541,326	$498,232	$597,566	$267,636
Total current liabilities	76,644	54,496	75,061	39,360	41,302

Working capital	507,813	486,830	423,171	558,206	226,334
Total assets	801,781	972,981	1,189,769	1,207,364	918,014
Convertible subordinated notes	233,382	524,845	208,518	345,000	—
Retained earnings (accumulated deficit)	(471,867)	(543,456)	(11,134)	(76,823)	19,411
Total stockholders’ equity	477,591	393,154	901,930	823,004	876,686

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
      Actual future results could differ materially from those described in the forward-looking statements as a result of a variety of factors, including those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, and, in particular, the subsection entitled “Risk Factors” in Part I, Item 1 of the Form 10-K included elsewhere herein. These factors include risks related to the fact that the economy generally, and the technology and storage segments specifically, have been in a state of uncertainty making it difficult to determine if past experience is a good guide to the future and making it impossible to determine if markets will grow or shrink in the short term. In the past, our results have been significantly impacted by a widespread slowdown in information technology investment that has also pressured the storage networking market that is the mainstay of our business. A downturn in information technology spending could adversely affect our revenues and results of operations. As a result of this uncertainty, we are unable to predict with any accuracy what future results might be. Other factors affecting these forward-looking statements include, but are not limited to, the following: slower than expected growth of the storage networking market or the failure of our OEM’s, customers to successfully incorporate our products into their systems; our dependence on a limited number of customers and the effects of the loss of, or decrease or delays in orders by, any such customers, or the failure of such customers to make payments; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of our or our OEM customers’ new or enhanced products; the variability in the level of our backlog and the variable booking patterns of our customers; the effects of terrorist activities, natural disasters and resulting political or economic instability; the highly competitive nature of the markets for our products, as well as pricing pressures that may result from such competitive conditions; our ability and the ability of our OEM customers to keep pace with the rapid technological changes in our industry and gain market acceptance for new products and technologies; the effect of rapid migration of customers towards newer, lower cost product platforms; possible transitions from board or box level to application specific integrated circuit, or ASIC, solutions for selected applications; a shift in unit product mix from high-end to lower-end products; a decrease in the average unit selling prices or an increase in the manufactured cost of our products; delays in product development; our reliance on third-party suppliers and subcontractors for components and assembly; any inadequacy of our intellectual property protection or the potential for third-party claims of infringement; inadequacy of our system of internal controls; our ability to attract, retain and motivate key technical personnel; our dependence on foreign sales and foreign-produced products; the effect of acquisitions; impairment charges; changes in tax rates or legislation; and changes in accounting standards, including changes in the accounting treatment of employee stock options.
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
Executive Overview
      Emulex is a leading supplier of a broad range of advanced storage networking infrastructure solutions. Our products and technologies leverage an adaptable common architecture that extends from deep within the storage array to the server edge of storage networks. Our storage networking solution offerings include host bus adapters, or HBAs, embedded storage switches, storage Input/ Output, or I/ O, controllers and storage area network, or SAN, storage switch products. HBAs are the data communication products that enable servers to connect to storage networks by offloading communication-processing tasks as information is delivered and sent to the storage network. Embedded storage switches and I/ O controllers are deployed inside storage arrays, tape libraries and other storage appliances, delivering improved performance and reliability and storage connectivity. The world’s largest storage and server OEMs rely on our highly flexible common architecture to establish a robust foundation for cost-effectively integrating a wide array of storage protocols, standards and speeds.
      We rely almost exclusively on OEMs and sales through distribution channels for our revenue. Our OEM customers include the world’s leading server and storage providers, including Bull, Dell, EMC, Engenio, Fujitsu Ltd., Fujitsu Siemens, Hewlett-Packard, Hitachi Data Systems, IBM, NEC, Network Appliance, Quantum, StorageTek, Sun Microsystems, Unisys and Xyratex. Our distribution partners include ACAL, Avnet, Bell Microproducts, Info-X, Netmarks, Tech Data and Tokyo Electron. The market for storage networking infrastructure solutions is concentrated among large OEMs and, as such, a significant portion of our revenues are generated from sales to a limited number of customers.
      We believe that continued investment in next generation storage networking infrastructure solutions is required in order to achieve future revenue growth and profitability. Although we reduced our headcount by 27 in August 2004 in an effort to realign our resources, we continue to, and currently plan to invest in research and development, sales and marketing, and capital equipment to deliver leading-edge products to our customers, including additional four gigabit per second connectivity solutions, increased Linux offerings, and products focused on the small to medium business and blade server markets. As of July 3, 2005, we had a total of 528 employees.
Business Combination
      On November 13, 2003, we completed the cash tender offer to acquire all outstanding shares of Vixel Corporation. On November 17, 2003, we completed our acquisition of Vixel. We acquired Vixel, a leading supplier of embedded switch ASICs and subsystems for the storage networking market, to expand our Fibre Channel product line and paid $298.4 million in cash for all outstanding common stock, preferred stock and warrants of Vixel Corporation. We also incurred acquisition-related expenses of $6.7 million in cash. In addition, we issued 2.2 million stock options with a fair value of approximately $47.5 million and kept the original vesting periods for the options in exchange for the outstanding Vixel options for a total acquisition value of $352.7 million. We calculated the fair value of the 2.2 million stock options issued at the date of acquisition using the Black-Scholes option-pricing model. The operations of Vixel, since its acquisition, are included within the Company’s one operating segment, networking products.
Convertible Subordinated Notes Offering
      In 2004, we completed a $517.5 million private placement of 0.25 percent convertible subordinated notes due 2023. Interest is payable in cash on June 15th and December 15th of each year beginning June 15, 2004. Under the terms of the offering, the notes will be convertible, at the option of the holder and subject to the satisfaction of certain conditions detailed in note 9 to the Consolidated Financial Statements contained herein, into shares of Emulex common stock at a price of $43.20 per share. We incurred total associated bankers’ fees of $11.6 million, which were recorded as a reduction of the proceeds from the issuance of the notes and will be accreted over the effective life of the notes, as well as approximately $0.7 million of other associated debt issuance costs, which have been recorded as an asset and will be amortized over the effective life of the notes. Holders of the notes may require the Company to purchase the notes for cash by giving written notice within the 20 business days prior to each of December 15, 2006, December 15, 2008, December 15, 2013, or December 15, 2018 or upon a change in control. The effective life of our 0.25 percent convertible subordinated notes due 2023 is three years, which is the period up to the first date that the holders can require us to repurchase the notes. As of July 3, 2005 we have $236.0 million face value of 0.25 percent convertible subordinated notes outstanding.
Results of Operations for Emulex Corporation and Subsidiaries
      The following discussion and analysis should be read in conjunction with the selected consolidated financial data set forth above and our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K. All references to years refer to our fiscal years ended July 3, 2005, June 27, 2004 and June 29, 2003, as applicable, unless the calendar year is specified. The following table sets forth certain financial data for the years indicated as a percentage of net revenues.

	Percentage of Net Revenues

	2005	2004	2003

Net revenues:
Fibre Channel	100.0%	99.9%	98.8%
IP networking	—	0.1	0.8
Other	—	0.0	0.4

Total net revenues	100.0	100.0	100.0

Cost of sales	37.2	36.2	36.4

Gross profit	62.8	63.8	63.6

Operating expenses:
Engineering and development	21.3	20.1	19.9
Selling and marketing	8.6	7.7	6.1
General and administrative	3.1	5.2	13.0
Amortization of intangibles	7.0	5.2	1.9
Impairment of goodwill	0.3	160.1	—
In-process research and development	—	3.1	—

Total operating expenses	40.3	201.4	40.9

Operating income (loss)	22.5	(137.6)	22.7

	Percentage of Net Revenues

	2005	2004	2003

Nonoperating income:
Interest income	3.5	2.5	4.2
Interest expense	(1.1)	(1.3)	(1.8)
Gain on repurchase of convertible subordinated notes	5.5	0.7	9.3
Other income (expense), net	(0.6)	—	—

Total nonoperating income	7.3	1.9	11.7

Income (loss) before income taxes	29.8	(135.7)	34.4
Income tax provision	10.7	10.4	13.1

Net income (loss)	19.1%	(146.1)%	21.3%

Fiscal 2005 versus Fiscal 2004
      Net Revenues. Net revenues for fiscal 2005 increased $11.2 million, or three percent, to $375.7 million, compared to $364.4 million in fiscal 2004.
      From a product line perspective, net revenues generated from our Fibre Channel products in 2005 were $375.6 million, an increase of $11.7 million, or three percent, compared to $363.9 million in fiscal 2004, and represented substantially all of our net revenues. The following chart details our net revenues by product line in fiscal 2005 and 2004.
Net Revenues by Product Line

		Percentage of		Percentage of	Increase/	Percentage
	2005	Net Revenues	2004	Net Revenues	(Decrease)	Change

	(In thousands)
Fibre Channel	$375,569	100%	$363,871	100%	$11,698	3%
IP networking	65	—	529	—	(464)	(88%)
Other	19	—	22	—	(3)	(14%)

Total net revenues	$375,653	100%	$364,422	100%	$11,231	3%

      We believe that our net revenues from our Fibre Channel products are being generated primarily as a result of our product certifications and qualifications with OEM customers, which generate both direct OEM sales and indirect sales through distribution. Our IP networking products consist of both our iSCSI products, as well as legacy VI and cLAN products. We expect our VI, cLAN and traditional networking products, which have all entered end-of-life status, will contribute negligible revenues to succeeding quarters. We do not expect material revenue from iSCSI products for the foreseeable future.
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
Net Revenues by Major Customers

			Total Direct
	Direct		and Indirect
	Revenues		Revenues(2)

	2005	2004	2005	2004

Net revenue percentage(1)
EMC	—	—	20%	24%
Hewlett-Packard	12%	18%	14%	20%
IBM	31%	24%	31%	24%
Info-X	17%	12%	—	—

(1)	Amounts less than 10 percent are not presented.

(2)	Customer-specific models sold indirectly are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.
      Direct sales to our top five customers accounted for 69 percent of total net revenues in 2005 compared to 68 percent of total net revenues in 2004, and we expect to be similarly concentrated in the future. Our net revenues from our customers can be significantly impacted by changes to our customers’ business and their business models. Under the vendor fulfillment role planned by EMC for EMC’s Select Program, a portion of the sales of our EMC-specific models are to be directly purchased by EMC from Emulex instead of being sold from inventory owned by EMC’s distribution partners. Our implementation for the EMC Select program is dependent on EMC. During the year ended July 3, 2005, as fewer EMC specific models were sold to EMC’s distribution partners, the level of inventory held by EMC’s distribution partners was decreased in preparation for EMC’s Select Program, thereby reducing our revenue.
      From a sales channel perspective, net revenues generated from OEM customers were 66 percent of net revenues and sales through distribution were 34 percent in 2005 compared to net revenues from OEM customers of 64 percent and sales through distribution of 36 percent in 2004. The following chart details our net revenues by sales channel in 2005 and 2004:
Net Revenues by Sales Channel

		Percentage of		Percentage of	Increase/	Percentage
	2005	Net Revenues	2004	Net Revenues	(Decrease)	Change

	(In thousands)
OEM	$246,869	66%	$232,739	64%	$14,130	6%
Distribution	128,256	34%	131,573	36%	(3,317)	(3%)
Other	528	—	110	—	418	380%

Total net revenues	$375,653	100%	$364,422	100%	$11,231	3%

      We believe that our net revenues are being generated primarily as a result of product certifications and qualifications with our existing and new OEM customers, which take product both directly and through distribution.
      In 2005, domestic net revenues increased slightly by $0.2 million, and international net revenues increased by $11.0 million, or seven percent, compared to 2004. The following chart details our net domestic and international revenues based on billed-to location in 2005 and 2004:

Net Domestic and International Revenues

		Percentage of		Percentage of	Increase/	Percentage
	2005	Net Revenues	2004	Net Revenues	(Decrease)	Change

	(In thousands)
United States	$205,633	55%	$205,390	56%	$243	—%
Pacific Rim Countries	56,550	15%	36,259	10%	20,291	56%
Europe and rest of the world	113,470	30%	122,773	34%	(9,303)	(8%)

Total net revenues	$375,653	100%	$364,422	100%	$11,231	3%

      We believe the increases in domestic and international net revenues were principally a function of the overall size of the market for Fibre Channel products and increased market acceptance of our Fibre Channel products. We believe the increase in international net revenues at a much higher rate than domestic net revenues is due to the continued increase in market acceptance of Fibre Channel products outside of the United States. However, because we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.
      Gross Profit. Cost of sales included the cost of production of finished products as well as support costs and other expenses related to inventory management, manufacturing quality and order fulfillment. In 2005, gross profit increased $3.4 million, or one percent, to $236.0 million from $232.6 million in 2004. The increase in gross profit in 2005 compared to 2004 was primarily due to higher net revenues and volumes. In 2004, cost of sales included $0.9 million of retention bonuses for terminated employees related to the Vixel acquisition and amortized deferred stock-based compensation expenses. Gross margin decreased slightly to 63 percent in 2005 from 64 percent in 2004 due in part to a $2.0 million benefit to cost of sales resulting from the sale of previously-reserved inventory related to our one gigabit per second, or Gbps, products. There was no such reduction to cost of sales in the year 2005. The inventory reserve was initially recorded during the first quarter of fiscal 2002.
      Engineering and Development. Engineering and development expenses consisted primarily of salaries and related expenses for personnel engaged in the design, development and technical support of our products. These expenses included third-party fees paid to consultants, prototype development expenses and computer services costs related to supporting computer tools used in the engineering and design process. Engineering and development expenses were $80.0 million and $73.2 million in 2005 and 2004, representing 21 percent and 20 percent of net revenues in 2005 and 2004, respectively. Engineering and development expenses increased by $6.8 million, or nine percent, in 2005 compared to 2004. This increase was primarily due to the inclusion of the engineering and development expenses associated with our acquisition of Vixel for all of 2005 versus only a part of the corresponding period of the 2004 fiscal year. Since we completed our integration of Vixel’s day-to-day operations during the three months ended March 28, 2004, we no longer separately track former-Vixel operations. However, the expenses associated with the former-Vixel operations are estimated to account for approximately $3.6 million of the overall $6.8 million increase. The remaining increase was due to our continued investment in our storage networking infrastructure product development. Engineering and development expenses included $1.4 million and $2.4 million of amortized deferred stock-based compensation expenses for the fiscal years 2005 and 2004, respectively.
      Selling and Marketing. Selling and marketing expenses consisted primarily of salaries, commissions and related expenses for personnel engaged in the marketing and sales of our products, as well as trade shows, product literature, promotional support costs and other advertising-related costs. Selling and marketing expenses were $32.4 million and $28.0 million in 2005 and 2004, representing nine percent and eight percent of net revenues, respectively. Selling and marketing expenses increased by $4.4 million, or 16 percent, in 2005, compared to 2004. This increase was partially due to the inclusion of the selling and marketing expenses associated with our acquisition of Vixel for all of fiscal 2005 as opposed to a portion of fiscal 2004. As discussed previously, we no longer track former-Vixel operations separately. However, the expenses associated with the former-Vixel operations are estimated to account for approximately $1.1 million of the overall $4.4 million increase in selling and marketing expenses. Additionally, due to our increased focus on expanding sales and advertising programs during the 2005 year, selling and marketing expenses related to personnel and advertising and other promotions for the year 2005 increased by approximately $1.7 million and $0.7 million, respectively, compared to the 2004 year. Selling and marketing expenses included $0.9 million and $2.3 million of amortized deferred stock-based compensation expenses for the years 2005 and 2004, respectively. As a portion of selling and marketing expenses, such as selling and marketing employees’ base compensation and amortized deferred stock-based compensation expense, is not driven directly by increases or decreases in net revenues, the expenses fluctuate as a percent of net revenues.
      General and Administrative. Ongoing general and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees and other associated corporate expenses. General and administrative expenses were $11.6 million and $18.8 million in 2005 and 2004, representing three percent and five percent of net revenues in each period, respectively. General and administrative expenses for the year 2005 included a $4.6 million reduction related to reimbursement received from our insurance carriers during the period, in excess of our receivable. This reimbursement, is primarily related to the shareholder litigation settled and recorded as general and administrative expense in the 2003 year. General and administrative expenses for 2005, excluding this $4.6 million insurance reimbursement, would have been $16.2 million, or four percent of net revenues, compared to $18.8 million, or five percent of net revenues, for the year 2004. This would represent a decrease of $2.6 million in the year 2005 excluding the insurance recovery, compared to the year 2004. Similar to other operating expenses, we no longer track former-Vixel operations separately. However, the expenses associated with the former-Vixel operations are estimated to account for approximately $0.9 million of the decrease in general and administrative expenses, as the majority of the general and administrative costs of Vixel Corporation were redundant with the general and administrative costs of Emulex Corporation prior to the acquisition. Additionally, general and administrative expenses related to legal fees, insurance and personnel costs decreased by $0.8 million, $0.4 million and $0.3 million, respectively, in 2005 from 2004. For the year 2005, general and administrative expenses included $1.6 million of amortized deferred stock-based compensation expenses. For the year 2004 general and administrative expenses included $1.9 million of retention bonuses for terminated employees related to the Vixel acquisition and amortized deferred stock-based compensation expenses.
      Amortization of Intangibles. Amortization of intangibles included the amortization of intangible assets with estimable lives. In 2005 and 2004, amortization was for intangible assets related to the purchase of Vixel and the purchase of the technology assets of Trebia Corporation, which were both completed during 2004, and the purchase of Giganet, completed during fiscal 2001. The $7.1 million increase in amortization of intangibles to $26.2 million in 2005 from $19.1 million in 2004 was due to the addition of amortization related to the Vixel acquisition and the purchase of the technology assets of Trebia Corporation for all of fiscal 2005 as compared to a portion of fiscal 2004. Amortization of intangibles represented seven percent and five percent of net revenues in 2005 and 2004, respectively.
      Impairment of Goodwill. On June 30, 2004, we announced that tepid demand experienced in the fourth fiscal quarter of 2004 from two of our customers resulted in lower than expected revenue, earnings and cash flows in the fourth fiscal quarter of 2004 and was expected to result in lower sequential revenue, earnings and cash flows in the first fiscal quarter of 2005. These events and circumstances resulted in a subsequent drop in our stock price, which indicated a potential impairment might have occurred. As a result, we conducted a SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” analysis, as well as a Statement of Financial Accounting Standards, or SFAS No. 142, “Goodwill and Other Intangible Assets,” analysis, including a second step goodwill impairment test. The results of the SFAS No. 144 analysis indicated that our long-lived assets were not impaired. However, the SFAS No. 142 analysis indicated that goodwill was impaired. This determination was made at the reporting unit level and consisted of two steps. First, the fair value of our only reporting unit was determined, based on a market approach, and compared to its carrying amount. Next, as the carrying amount exceeded the fair value, the second step of SFAS No. 142 was performed. The implied fair value of goodwill was determined by allocating the fair value in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” As a result of this SFAS No. 142 analysis, we recognized a $583.5 million charge for goodwill impairment during fiscal 2004. After recording this impairment charge, there was no goodwill remaining on our balance sheet as of June 27, 2004. In connection with the preparation of Vixel Corporation’s tax return during the year 2005, we revised estimates and discovered errors related to the deferred tax assets of Vixel Corporation (acquired in November 2003). These events resulted in a revision to Vixel’s purchase price allocation to decrease net deferred tax assets and increase goodwill, which was impaired. This resulted in a $1.8 million impairment of goodwill charge for 2005. Additionally, during the preparation of the 2005 tax provision, we discovered errors related to the deferred tax liabilities of Giganet (acquired in 2001). This resulted in a $0.7 million reduction of the previously recorded goodwill charge of $1.8 million, resulting in goodwill impairment of $1.1 million for the year 2005. Had these items been recorded in 2004, our net loss would have been $1.1 million higher, or $533.4 million, instead of $532.3 million. We do not believe that this $1.1 million impairment of goodwill is material to 2004 or to 2005 operations or financial results. Excluding this adjustment, net income for 2005 would have been $72.7 million.
      In-Process Research and Development Expense. The in-process research and development expense of $11.4 million, or three percent of net revenues, recorded in the year 2004 was related to our acquisition of Vixel Corporation in November 2003. There was no in-process research and development expense for the year 2005.
      Nonoperating Income. Nonoperating income consisted primarily of interest income, interest expense and other non-operating income and expense items such as the gain on the repurchase of convertible subordinated notes. In 2005, our nonoperating income increased by $20.0 million to $27.1 million, from nonoperating income of $7.2 million in 2004. The increase was due primarily to an increase in the net overall gain on the repurchase of convertible subordinated notes by $17.8 million to $20.5 million in 2005, from $2.7 million in 2004. Additionally, interest income increased by $4.0 million to $13.1 million in 2005 from $9.1 million in 2004, primarily due to the receipt of $0.3 million of interest related to an insurance reimbursement, higher overall balances of cash and investments, and some improvement in interest rates. Further, as a result of the lower amount of convertible subordinated notes outstanding during 2005 compared to 2004 due to the repurchase of convertible subordinated notes during 2005, interest expense decreased by $0.6 million to $4.2 million in 2005 from $4.8 million in 2004.
      Income taxes. In 2005, income taxes increased $2.2 million to $40.2 million from $38.1 million in 2004. In 2004, we recorded a net loss before income taxes of $494.3 million, which included goodwill impairment and in-process research and development charges of $583.5 million and $11.4 million, respectively. Even though we had a loss before income taxes, we recorded income tax expense of $38.1 million in 2004, as the goodwill impairment and in-process research and development charges were not deductible for tax purposes. Excluding the goodwill impairment and in-process research and development charges in 2004, income tax expense would have been approximately 38 percent of income before taxes compared to 36 percent in 2005. The difference in the 2005 tax rate and the 2004 tax rate is primarily due to a reduction of state tax expense. Income taxes represented 11 percent and 10 percent of net revenues in 2005 and 2004, respectively.
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

Net Revenues by Product Line

		Percentage of		Percentage of	Increase/	Percentage
	2004	Net Revenues	2003	Net Revenues	(Decrease)	Change

	(In thousands)
Fibre Channel	$363,871	100%	$304,596	99%	$59,275	19%
IP networking	529	—	2,408	1%	(1,879)	(78%)
Other	22	—	1,204	—	(1,182)	(98%)

Total net revenues	$364,422	100%	$308,208	100%	$56,214	18%

      Customers whose direct net revenues, or total direct and indirect net revenues (including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties) exceeded 10 percent of our net revenues, were as follows:
Net Revenues by Major Customers

			Total Direct
	Direct		and Indirect
	Revenues		Revenues(2)

	2004	2003	2004	2003

Net revenue percentage(1)
EMC	—	—	24%	22%
Hewlett-Packard	18%	23%	20%	23%
IBM	24%	23%	24%	26%
Info-X	12%	—	—	—

(1)	Amounts less than 10 percent are not presented.

(2)	Customer-specific models sold indirectly are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.
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
Net Revenues by Sales Channel

		Percentage of		Percentage of	Increase/	Percentage
	2004	Net Revenues	2003	Net Revenues	(Decrease)	Change

	(In thousands)
OEM	$232,739	64%	$204,317	66%	$28,422	14%
Distribution	131,573	36%	103,719	34%	27,854	27%
Other	110	—	172	—	(62)	(36%)

Total net revenues	$364,422	100%	$308,208	100%	$56,214	18%

      We believe that our net revenues are being generated primarily as a result of product certifications and qualifications with our OEM customers, which take product both directly and through distribution.

      In 2004, domestic net revenues increased by $20.2 million, or 11 percent, and international net revenues increased by $36.0 million, or 29 percent, compared to 2003. The following chart details our net domestic and international revenues based on billed-to location in 2004 and 2003:
Net Domestic and International Revenues

		Percentage of		Percentage of	Increase/	Percentage
	2004	Net Revenues	2003	Net Revenues	(Decrease)	Change

	(In thousands)
Domestic	$205,390	56%	$185,195	60%	$20,195	11%
Pacific Rim	36,259	10%	21,537	7%	14,722	68%
Europe and rest of world	122,773	34%	101,476	33%	21,297	21%

Total net revenues	$364,422	100%	$308,208	100%	$56,214	18%

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
      Selling and Marketing. Selling and marketing expenses consisted primarily of salaries, commissions and related expenses for personnel engaged in the marketing and sales of our products, as well as trade shows, product literature, promotional support costs and other advertising-related costs. Selling and marketing expenses were $28.0 million and $19.0 million in 2004 and 2003, representing eight percent and six percent of net revenues, respectively. Selling and marketing expenses increased by $9.0 million, or 48 percent, in 2004, compared to 2003. This increase was primarily due to the inclusion of the selling and marketing expenses associated with our acquisition of Vixel, driven in part by the addition of 22 employees and their associated expenses. Similar to engineering and development expenses, we no longer track former-Vixel operations separately. However, the expenses associated with the former-Vixel operations are estimated to account for approximately $5.8 million, or approximately 65 percent of the overall $9.0 million increase in 2004. The remaining increases in selling and marketing expenses were due primarily to increased customer promotions and channel support programs of $1.4 million and additional travel and related expenses of $1.0 million in 2004. In 2004, selling and marketing expenses included $2.3 million of retention bonuses for terminated employees related to the Vixel acquisition and amortized deferred stock-based compensation expenses. In 2003, selling and marketing expenses included $1.3 million of amortized deferred stock-based compensation expenses. The $1.0 million increase in amortized deferred stock-based compensation is due primarily to the acquisition of Vixel. As a portion of selling and marketing expenses, such as selling and marketing employees’ base compensation and amortized deferred stock-based compensation expense, is not driven directly by net revenue increases, the expenses have not expanded at the same rate as our net revenues.
      General and Administrative. Ongoing general and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees and other associated corporate expenses. General and administrative expenses were $18.8 million and $40.3 million in 2004 and 2003, representing five percent and 13 percent of net revenues in each period, respectively. General and administrative expenses decreased by $21.5 million, or 53 percent, in 2004, compared to 2003. This decrease was primarily due to the net $27.0 million charge associated with the settlements of securities class action and derivative lawsuits in 2003. The decrease was partially offset by the inclusion of the general and administrative expenses associated with our acquisition of Vixel, driven in part by the addition of 15 employees and their associated expenses. Similar to other operating expenses, we no longer track former-Vixel operations separately. However, the expenses associated with the former-Vixel operations are estimated to offset approximately $5.2 million of the overall decrease in general and administrative expenses in 2004. In 2004, general and administrative expenses included $1.9 million of retention bonuses for terminated employees related to the Vixel acquisition and amortized deferred stock-based compensation expenses. Additionally, expenses in 2004 included $0.7 million for the settlement of shareholder litigation related to the Vixel acquisition, based on a memo of understanding with the plaintiff in the case. In 2003, general and administrative expenses included $0.3 million of amortized deferred stock-based compensation expenses.
      Amortization of Intangibles. Amortization of intangibles included the amortization of intangible assets with estimable lives. In 2004, amortization was for intangible assets related to the purchase of Vixel and the purchase of the technology assets of Trebia Corporation, which were both completed during 2004, and the purchase of Giganet, completed during fiscal 2001. In 2003, amortization was for intangible assets related to the purchase of Giganet only. The $13.3 million increase in amortization of intangibles to $19.1 million in 2004, from $5.8 million in 2003 was due to the addition of amortization related to the Vixel acquisition and the purchase of the technology assets of Trebia Corporation. Amortization of intangibles represented five percent and two percent of net revenues in 2004 and 2003, respectively.
      Impairment of Goodwill. The impairment of goodwill expense of $583.5 million in 2004 was a full impairment of our goodwill, which originally resulted from our acquisition of Vixel in November 2004 and Giganet in March 2001. Our annual impairment test occurred in the fourth quarter of fiscal 2004, and the initial test indicated that no impairment existed. However, tepid demand experienced in the fourth fiscal quarter of 2004 from two of our customers, resulted in lower than expected revenue, earnings and cash flows in the fourth fiscal quarter of 2004 and was expected to result in lower sequential revenue, earnings and cash flows in the first fiscal quarter of 2005. These events and circumstances resulted in a subsequent drop in the Company’s stock price, which indicated a potential impairment may have occurred. As a result, the Company conducted a FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” analysis, as well as a FAS 142, “Goodwill and Other Intangible Assets,” analysis, including a second step goodwill impairment test. The results of the FAS 144 analysis indicated that the Company’s long-lived assets were not impaired. However, the FAS 142 analysis indicated that goodwill was impaired. This determination was made at the reporting unit level and consisted of two steps. First, the fair value of Emulex’s only reporting unit was determined, based on a market approach, and compared to its carrying amount. Next, as the carrying amount exceeded the fair value, the second step of FAS 142 was performed. The implied fair value of goodwill was determined by allocating the fair value in a manner similar to a purchase price allocation, in accordance with FAS 141, “Business Combinations.” As a result of this FAS 142 analysis, on September 9, 2004, the Company concluded that a $583.5 million charge for goodwill impairment should be recorded as of June 27, 2004. After recording this impairment charge, there was no goodwill remaining on the Company’s balance sheet as of June 27, 2004. The Company did not believe that such impairment charges would result in any future cash expenditures. See note 7 to our Consolidated Financial Statements included in Part IV, Item 15 (a) of this Annual Report on Form 10-K for additional information regarding impairment of goodwill.
      In-Process Research and Development Expense. The in-process research and development expense of $11.4 million was related to our acquisition of Vixel during 2004, and represented three percent of our net revenues. There was no in-process research and development expense in 2003.
      Nonoperating Income. Nonoperating income in 2004 consisted primarily of interest income, interest expense and other non-operating income and expense items such as the gain on the repurchase of convertible subordinated notes. In 2004, our nonoperating income decreased by $29.0 million to $7.2 million, from nonoperating income of $36.1 million in 2003. The decrease was due primarily to a decrease in the net overall gain on the repurchase of convertible subordinated notes by $26.1 million to $2.7 million in 2004, from $28.7 million in 2003. Additionally, interest income decreased by $3.8 million to $9.1 million in 2004 from $13.0 million in 2003, primarily due to lower interest yields during 2004. The lower amount of 1.75 percent convertible subordinated notes outstanding during 2004, compared to 2003, as well as the issuance of 0.25 percent convertible subordinated notes during 2004, partially offset the other decreases to nonoperating income by causing interest expense to decrease by $0.8 million to $4.8 million in 2004, from $5.5 million in 2003.
      Income taxes. In 2004, we incurred a net loss before income taxes of $494.3 million, which included goodwill impairment and in-process research and development charges of $583.5 million and $11.4 million, respectively. Even though we had a loss before income taxes, we had recorded income tax expense of $38.1 million in 2004, as the goodwill impairment and in-process research and development charges were not deductible for tax purposes. In 2003, we recorded a tax provision in the amount of $40.3 million, or approximately 38 percent of our income before income taxes.
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
      We believe the following are critical accounting policies and require us to make significant judgments and estimates in the preparation of our consolidated financial statements: revenue recognition; warranty; allowance for doubtful accounts; intangibles and other long-lived assets; inventories; income taxes and stock-based compensation.
      Revenue Recognition. We recognize revenue at the time of shipment when title and risk of loss have passed, evidence of an arrangement has been obtained, pricing is fixed or determinable and collectibility has been reasonably assured. We make certain sales through two-tier distribution channels and have various distribution agreements with selected distributors and Master Value Added Resellers, or collectively the Distributors. These distribution agreements may be terminated upon written notice by either party.

Additionally, these Distributors are generally given privileges to return a portion of inventory and to participate in price protection and cooperative marketing programs. Therefore, we recognize revenue on our standard products sold to our Distributors based on data received from the Distributors and management’s estimates to approximate the point that these products have been resold by the Distributors. As OEM-specific models sold to our Distributors are governed under the related OEM agreements rather than under these distribution agreements, we recognize revenue at the time of shipment to the Distributors when title and risk of loss have passed, evidence of an arrangement has been obtained, pricing is fixed or determinable and collectibility has been reasonably assured. Additionally, we maintain accruals and allowances for price protection and cooperative marketing programs.
      Warranty. We provide a warranty of between one and five years on our products. We record a provision for estimated warranty-related costs at the time of sale based on historical product return rates and management’s estimates of expected future costs to fulfill our warranty obligations. We evaluate our ongoing warranty obligation on a quarterly basis.
      Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts based upon historical write-offs as a percentage of net revenues and management’s review of outstanding accounts receivable. Amounts due from customers are charged against the allowance for doubtful accounts when management believes that collectibility of the amount is unlikely. Although we have not experienced significant losses on accounts receivable historically, our accounts receivable are concentrated with a small number of customers. Consequently, any write-off associated with one of these customers could have a significant impact on our allowance for doubtful accounts and results of operations.
      Intangibles and Other Long-Lived Assets. Intangibles resulting from the acquisitions of Vixel and Giganet and the purchase of the technology assets of Trebia Corporation are carried at cost less accumulated amortization. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets, ranging from two to seven years. Goodwill and intangibles that have indeterminate lives will be tested for impairment based on discounted cash flows and market capitalization at least annually, but also on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. All goodwill of approximately $583.5 million was impaired in 2004. Furthermore, periodically we assess whether our long-lived assets including intangibles, should be tested for recoverability whenever events or circumstances indicate that their carrying value may not be recoverable.The amount of impairment, if any, is measured based on fair value, which is determined using projected discounted future operating cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
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
      Income Taxes. We account for income taxes using the asset and liability method, which recognizes deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax-effected net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We regularly review historical and anticipated future pre-tax results of operations to determine whether we will be able to realize the benefit of our deferred tax assets. A valuation allowance is required to reduce the potential deferred tax asset when it is more likely than not that all or some portion of the deferred tax asset will not be realized due to the lack of sufficient taxable income. As of July 3, 2005, we have a valuation allowance of $0.9 million established against capital loss carryforwards.
      Stock Compensation. We account for our stock-based awards to employees using the intrinsic value method. Stock compensation awards to non-employees, if any, are recorded using the fair value method. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123R. SFAS No. 123R requires that the compensation cost related to share-based payment transactions, measured based on the fair value of the equity or liability instruments issued, be recognized in the financial statements. Determining the fair value of options using the Black-Scholes model, or other currently accepted option valuation models, requires highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the grant date. SFAS No. 123R is required for our first interim period of fiscal 2006, which will be the three months ending October 2, 2005. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to have a significant impact on the Company’s consolidated statements of operations and net income per share. See note 1 to the Consolidated Financial Statements for additional information as well as our SFAS No. 123 disclosures.
Liquidity and Capital Resources
      For the three fiscal years ended July 3, 2005, we have primarily funded our cash needs from operations. Additionally we issued convertible subordinated notes in 2002 and 2004, as discussed in more detail below. As part of our commitment to storage networking product development, which includes our acquisition of Vixel Corporation, we expect to continue our investments, including property and equipment for additional engineering and test equipment, and continued enhancement of our global IT infrastructure. We believe that our existing cash and cash equivalents balances, facilities and equipment leases, investments and anticipated cash flows from operating activities will be sufficient to support our working capital needs and capital expenditure requirements for at least the next 12 months and will enable us to repay our outstanding convertible notes, $236.0 million of which we may be required to purchase for cash from the holders as early as December 2006.
      At July 3, 2005 we had $507.8 million in working capital and $521.9 million in cash and cash equivalents, current investments and long-term investments. At June 27, 2004, we had $486.8 million in working capital and $655.4 million in cash and cash equivalents, restricted cash, current investments and long-term investments. Our cash and cash equivalents decreased by $71.8 million to $120.3 million as of July 3, 2005, from $192.1 million as of June 27, 2004. The decrease in cash and cash equivalents was due primarily to our financing activities, which used $266.6 million. The cash and cash equivalents used by financing activities were partially offset by our operating and investing activities, which provided $151.0 million and $43.7 million of cash and cash equivalents, respectively.
      In 2005, operating activities provided $151.0 million of cash and cash equivalents. The primary reason for the increase in cash provided by operating activities was net income of $71.6 million adjusted for non-cash reconciling items, the most significant of which were the gain on repurchase of convertible subordinated notes, amortization of intangibles, deferred income taxes, and depreciation and amortization of property and equipment. We also received reimbursement from our insurance carriers related to litigation settlements. Additionally, cash provided by operating activities was impacted by increased income taxes payable and accounts payable, and decreased accounts and other receivables, partially offset by increased inventories. The cash provided by operating activities in 2004 was primarily from the net loss of $532.3 million adjusted for non-cash reconciling items, the most significant of which was the $583.5 million impairment of goodwill.
      In 2005, cash provided by investing activities was $43.7 million. The primary source of cash was maturities of investments partially offset by purchases of investments and additions to property and equipment. In 2004, investing activities used $315.3 million of cash and cash equivalents due primarily to the purchase of Vixel. Additional uses of cash included purchases of investments and additions to property and equipment, partially offset by maturities of investments and a decrease in restricted cash. The $48.4 million of additions to property and equipment in 2004 included $38.2 million related to the land and building for our corporate headquarters, which we completed in 2004 for a total of $45.4 million.
      Financing activities used $266.6 million of cash and cash equivalents in 2005. This decrease in cash and cash equivalents was due to the repurchase of convertible subordinated notes for $273.5 million, partially offset by the proceeds received from the issuance of common stock under stock plans. Financing activities provided $291.9 million of cash and cash equivalents in 2004. This increase in cash and cash equivalents in 2004 was primarily due to our net proceeds from the issuance of 0.25 percent convertible subordinated notes of $505.2 million offset by the repurchase of convertible subordinated notes spending $185.6 million, the repurchase of 1.5 million shares of common stock for $40.5 million and net payments for short term indebtedness related to the Vixel acquisition, notes payable and capital leases of $1.3 million. Additionally, the proceeds from the issuance of common stock under stock option and employee stock purchase plans provided $14.1 million in 2004.
      During 2002, we completed a $345.0 million private placement of 1.75 percent convertible subordinated notes due February 1, 2007. In 2004 and 2003, we bought back at a discount to face value approximately $191.6 million and $136.5 million, respectively, of our 1.75 percent convertible subordinated notes. The resulting net pre-tax gains of approximately $2.7 million and $28.7 million were recorded in 2004 and 2003, respectively. During 2005, we bought back at a premium to face value the remaining 1.75 percent convertible subordinated notes outstanding with a face value of approximately $17.0 million for approximately $17.1 million, resulting in a pre-tax loss of approximately $0.3 million. All of the 1.75 percent convertible subordinated notes have been cancelled, leaving no 1.75 percent convertible notes outstanding at July 3, 2005.
      During 2004, we completed a $517.5 million private placement of 0.25 percent contingently convertible subordinated notes due 2023. Interest is payable in cash on June 15th and December 15th of each year beginning June 15, 2004. Under the terms of the offering, the notes will be convertible, at the option of the holder and subject to the satisfaction of certain conditions detailed in note 9 to the Consolidated Financial Statements contained herein, into shares of Emulex common stock at a price of $43.20 per share. Holders of the notes may require us to purchase the notes for cash by giving written notice within the 20 business days prior to each of December 15, 2006, December 15, 2008, December 15, 2013, or December 15, 2018 or upon a change in control. We incurred total associated bankers’ fees of approximately $11.6 million, which were recorded as a reduction to the proceeds from the issuance of the notes and will be accreted over the three-year effective life of the notes, as well as $0.7 million of other associated debt issuance costs, which have been recorded as an asset and will also be amortized over the effective life of the notes. The effective life of the 0.25 percent convertible subordinated notes due 2023 is three years, which is the period up to the first date that the holders can require us to repurchase the notes.
      As previously authorized by the Board of Directors, during 2005 the Company repurchased approximately $281.5 million of its 0.25 percent convertible subordinated notes at a discount to face value, spending approximately $256.5 million. The resulting net pre-tax gain of $20.8 million from the repurchase of these 0.25 percent convertible subordinated notes was recorded in 2005. The repurchased notes were cancelled, leaving 0.25 percent convertible subordinated notes outstanding with a face value of $236.0 million that, if converted, would result in the issuance of approximately 5.5 million shares. At July 3, 2005, approximately $18.5 million aggregate par value for the Company’s 0.25 percent contingent convertible notes remained authorized for repurchase at a discount to par value.
      During 2004, we repurchased 1.5 million common shares for $40.5 million. Our repurchase program for common shares expired in June 2005. Therefore, as of July 3, 2005, we are not authorized by our Board of Directors to repurchase any common shares.
      We have entered into non-cancellable purchase agreements for certain key inventory components, and as of July 3, 2005, our remaining purchase obligation for these key components accounted for $1.3 million of our total inventory purchase obligation of $20.6 million.
      On October 9, 2003, before the Company’s acquisition of Vixel, a purported class action lawsuit was filed in King County Superior Court of the State of Washington against Vixel and each of Vixel’s directors and certain unnamed individuals (the “Vixel Parties”), entitled Russell Fink v. Vixel Corporation, et al., Case No. 03-2-37226-9SEA. The complaint made general allegations that, among other things, Vixel’s directors breached their fiduciary duties to Vixel stockholders in connection with the approval of the merger with Emulex and sought to enjoin the tender offer and have the merger agreement declared unlawful, among other forms of relief. On November 7, 2003, the Vixel Parties entered into a memorandum of understanding with the plaintiff in the class action suit pursuant to which the parties have agreed to settle the action, subject to court approval. The $0.7 million was recorded as general and administrative expense during 2004. Formal settlement documents were signed on May 5, 2004, and the plaintiff has completed discovery as agreed to by the parties. In August 2004, final court approval was obtained for the settlement of the Fink v. Vixel litigation. During 2005, the Company paid the settlement amount of $0.7 million and received a $0.3 million reimbursement from its insurer relating to the Fink v. Vixel litigation.
      Beginning on or about February 20, 2001, the Company and certain of its officers and directors were named as defendants in a number of securities class action lawsuits filed in the United States District Court, Central District of California, Case No. SACV-01-219 GLT (ANx). The plaintiffs in the actions represent purchasers of the Company’s common stock during various periods ranging from January 18, 2001, through February 9, 2001. The complaints alleged that the Company and certain of its officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints generally seek compensatory damages, costs and attorney’s fees in an unspecified amount. In addition, the Company had received inquiries about events giving rise to the lawsuits from the SEC and the Nasdaq Stock Market. On April 22, 2003, the Company entered into two Memoranda of Understanding agreeing to terms of settlement for both the class action and derivative litigation. The settlement was approved and $39.5 million held in escrow was paid by the Company into the settlement fund during the year 2004. Gateway Partners filed a challenge to the allocation of settlement funds among the plaintiffs and adequacy of the settlement notice, and the district court ruled against such challenge on November 23, 2004. On December 13, 2004, Gateway Partners filed an appeal and a motion to stop distribution from the settlement fund; both of which were filed with the United States Court of Appeals for the Ninth Circuit (Index No. 04-57123). On January 12, 2005, attorneys for Gateway Partners sent a letter to the appeals court stating that a stipulation would be filed confirming that no proceeds of the settlement fund would be distributed until the appeal is resolved, and that Gateway Partners would not have to post a bond. A settlement was reached with Gateway Partners, not requiring any additional payments by the Company, and the appeal was dismissed by the court on June 14, 2005.
      We reached an agreement with one of our three insurers relating to the class action and derivative lawsuits filed in 2001, under which we received $10.0 million less $2.0 million previously paid by the insurer, resulting in a net payment to us of $8.0 million, for the defense of previous securities class action lawsuits for which we paid $39.5 million to the plaintiffs during fiscal 2004. The $39.5 million was previously held in escrow. In July 2004, we obtained an arbitration award against two of our insurers, and the amount of the award exceeded our recorded litigation settlements receivable of $5.1 million by $4.6 million, including interest.
      As described above, the following summarizes our contractual obligations at July 3, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

		Payments Due by Period

		Less
		than	1-3	4-5	After 5
	Total	1 Year(2)	Years(3)	Years(4)	Years

	(In thousands)
Convertible subordinated notes and interest(1)	$236,885	$590	$236,295	$—	$—
Leases	5,604	1,500	1,807	1,532	765
Inventory purchase commitments	20,644	20,644	—	—	—
Other commitments	1,083	1,083	—	—	—

Total	$264,216	$23,817	$238,102	$1,532	$765

(1)	The remaining principal payment related to the outstanding 0.25 percent private placement of $236.0 million is shown as a payment in the period for the two fiscal years ending June 2008 above as holders of these 20-year notes may require us to purchase the notes for cash by giving us written notice as early as 20 business days prior to each of December 15, 2006, December 15, 2008, December 15, 2013, and December 15, 2018.

(2)	Fiscal year ending July 2, 2006.

(3)	Fiscal years ending July 1, 2007 and June 29, 2008.

(4)	Fiscal years ending June 28, 2009 and June 27, 2010.

Item 7A.	Qualitative and Quantitative Disclosures about Market Risk.
Interest Rate Sensitivity
      At July 3, 2005, our investment portfolio consisted primarily of fixed income securities, excluding those classified as cash and cash equivalents, of $401.6 million (see note 3 to the Consolidated Financial Statements). We have the positive intent and ability to hold these securities to maturity. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10 percent from the levels existing as of July 3, 2005, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows. However, if interest rates decreased and securities within our portfolio matured and were re-invested in securities with lower interest rates, interest income would decrease in the future.
      As of July 3, 2005, we have $236.0 million face value 0.25 percent convertible subordinated notes issued and outstanding. The fair value, based on quoted market prices, of our 0.25 percent convertible subordinated notes at July 3, 2005, was $220.9 million. The fair value of these notes may increase or decrease due to various factors, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions.
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
      The information required by this Item is included herein as part of Part IV — Item 15(a) Financial Statements and Schedules of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      None.

Item 9A.	Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
      We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission, or SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of our disclosure controls and procedures, the Chief Executive and Chief Financial Officers have concluded that, as of the end of the period covered by this Annual Report on

Form 10-K, these disclosure controls and procedures were effective to ensure that we are able to record, process, summarize and report the information we are required to disclose in the reports we file with the SEC within the required time periods.
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
      Emulex’s management assessed the effectiveness of the Company’s internal control over financial reporting as of July 3, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework. Based on our assessment we believe that, as of July 3, 2005, Emulex’s internal control over financial reporting is effective.
      KPMG LLP, an independent registered public accounting firm, has issued an audit report on our assessment of Emulex’s internal control over financial reporting and on our financial statements. These reports appear on pages 51 and 52 herein.
Changes in Internal Control Over Financial Reporting
      There were no changes in our internal controls over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART III

Item 10.	Directors and Executive Officers of the Registrant.
      There is incorporated herein by reference the information required by this Item in the Company’s definitive proxy statement for the 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended July 3, 2005. See Part I, Item 1 — “Executive Officers of the Registrant” for information regarding the executive and certain other officers of the Company or its principal operating subsidiaries.
      We have adopted the Emulex Corporation Business Ethics and Confidentiality Policy (the “code of ethics”), a code of ethics that applies to all of our directors and officers, including our Chief Executive Officer, President, Chief Financial Officer, Corporate Controller and other finance organization employees. This code of ethics is publicly available on our website at www.emulex.com. If we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, President, Chief Financial Officer or Corporate Controller, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

Item 11.	Executive Compensation.
      There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2005 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended July 3, 2005.
      The Company has a bonus plan that is intended to provide incentives to executive officers and other participants in the form of quarterly cash bonus payments based on Company performance against net revenue and net operating income targets established periodically and, in certain circumstances, other specified business goals. Actual goals for measurement purposes are the Company’s fiscal annual operating plan that is approved by the Board of Directors. In addition, a discretionary bonus for recognition of extraordinary contributions to the success of the company may be recommended by the Chairman and Chief Executive Officer. All bonus recommendations are subject to the approval of the Compensation Committee.
      Each executive officer of the Company has a quarterly target award opportunity expressed as a percentage of quarterly gross base salary at the end of the quarter in question. The quarterly target award opportunity for the executives range from 35% to 90% of quarterly base salary (the “target award percentage”).
      Each participant’s quarterly bonus is weighted based upon achieving a combination of corporate performance goals. For example, 45% of an executive officers bonus may be based upon achievement of net revenue performance goals with the remaining 55% of the bonus based on achievement of net operating income performance. Targeted quarterly bonuses are further adjusted by application of an accelerator formula pursuant to which bonuses are increased to reward for over-achievement of targets and decreased to minimize bonus payments for performance below targeted levels. For example, if quarterly net revenue is 10% more than targeted net revenue, the bonus attributable to achievement of net revenue targets for such quarter will be between 15 and 20 percent above the targeted bonus amount. Similarly, if quarterly revenue is 10% less than targeted net revenue, the bonus attributable to achievement of net revenue targets for such quarter will be decreased by 15% to 20 percent from the targeted bonus amount. No bonus payments will be granted for a given quarter unless at least 80% of both the net revenue and net operating income goals for the quarter are achieved.
      A participant must be an employee for the entire quarter to be eligible for a quarterly bonus. Quarterly bonuses are generally paid 30 days following the end of each quarter. A bonus plan substantially similar to the current bonus plan was in effect for fiscal 2005. Award formulas under the bonus plan are established for a fiscal year and may be modified, extended, or canceled annually at the discretion of the Compensation Committee.
      The Company paid the following 2005 fiscal fourth quarter and total annual bonuses under the bonus plan to the Company’s Chief Executive Officer and its four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of fiscal 2005, as well as one other executive officer who retired prior to the end of fiscal 2005:

Name	2005 Q4 Bonus	Total 2005 Bonus

Paul F. Folino	$145,627	$494,488
Kirk D. Roller	54,236	184,163
James M. McCluney	53,535	181,783
Karen Mulvany	31,634	107,916
Michael J. Rockenbach	29,572	100,414
William F. Gill	49,734	166,472

Item 12.	Security Ownership of Certain Beneficial Owners and Management.
      There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2005 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended July 3, 2005.

Securities Authorized for Issuance Under Equity Compensation Plans
      The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of July 3, 2005.

			Number of securities
			remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	related in column (a))

	(a)	(b)	(c)
Equity compensations plans approved by security holders(1)	12,757,002	$23.42	2,413,416
Employee stock purchase plan approved by security holders(2)	—	—	1,229,335
Equity compensations plans not approved by security holders(3)	1,353,462	$10.13	441,251

Total	14,110,464	$22.15	4,084,002

(1)	Consists of the Emulex Corporation Employee Stock Option Plan, the Emulex Corporation 2004 Employee Stock Incentive Plan and the Emulex Corporation 1997 Stock Option Plan for Non-Employee Directors.

(2)	The Emulex Employee Stock Purchase Plan enables employees to purchase our common stock at a 15 percent discount to the lower of market value at the beginning or end of each six month offering period. As such, the number of shares that may be issued during a given six month period and the purchase price of such shares cannot be determined in advance. See note 12 to our Consolidated Financial Statements.

(3)	Consists of the Giganet, Inc. 1995 Stock Option Plan, the Vixel Corporation Amended and Restated 1995 Stock Option Plan, the Vixel Corporation 1999 Equity Incentive Plan, and the Vixel Corporation 2000 Non-Officer Equity Incentive Plan. Options issued under these plans were converted into options to purchase Emulex common stock as a result of the acquisitions of Giganet and Vixel.

Item 13.	Certain Relationships and Related Transactions.
      There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2005 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended July 3, 2005.

Item 14.	Principal Accountant Fees and Services.
      There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2005 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended July 3, 2005, for information about audit and non-audit fees of our principal accountant, for information on the audit committee’s pre-approval policies and procedures, and for information on the audit committee’s approval of certain services under the heading “Principal Accountants’ Fees.”
PART IV

Item 15.	Exhibits and Financial Statement Schedules.
      (a) Financial Statements and Schedules

1. Consolidated Financial Statements

The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this report.

2. Financial Statement Schedule

The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule is filed as part of this report.

3. Exhibits

See Item 15(b) below.
      (b) Exhibit Listing

3.1		Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).

3.2		Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

3.3		Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 30, 2005).

3.4		Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

4.1		Rights Agreement, dated January 19, 1989, as amended (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

4.2		Certificate regarding extension of Final Expiration Date of Rights Agreement dated January 18, 1999 (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-3, filed on May 17, 1999).

4.3		Form of 0.25% Convertible Subordinated Note due December 15, 2023 (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

4.4		Indenture between the Company, as Issuer, and U.S. Bank National Association, as Trustee, dated December 12, 2003, related to the Company’s 0.25% Convertible Subordinated Notes due December 15, 2023 (incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

4.5		Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation dated December 12, 2003, related to the Company’s 0.25% Convertible Subordinated Notes due December 15, 2023 (incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

10	.1*	Giganet, Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed March 2, 2001).

10	.2*	Emulex Corporation Employee Stock Option Plan, as amended (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 21, 2002).

10	.3*	Emulex Corporation 1997 Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 18, 2004).

10	.4*	Emulex Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix D to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 18, 2004).

10	.5*	Emulex Corporation 2004 Employee Stock Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 18, 2004).

10.6		Standard Commercial Lease between the Flatley Company and Giganet, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s 2001 Annual Report on Form 10-K).

10	.7*	Form of Key Employee Retention Agreement to which the following executive officers of the Company are a party: James M. McCluney, Kirk D. Roller, William F. Gill, Sadie A. Herrera, Marshall D. Lee, Karen Mulvany, Michael J. Rockenbach and Michael E. Smith (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2004).

10	.8*	Key Employee Retention Agreement with Paul F. Folino (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2004).

10.9		Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 17, 2005).

10.10		Real Estate Lease dated September 12, 2000, between LM Venture, LLC and Emulex Corporation (incorporated by reference to Exhibit 10.22 to the Company’s 2003 Annual Report on Form 10-K).

10.11		First Amendment to Lease (amendment dated February 8, 2001), between LM Venture LLC and Emulex Corporation (incorporated by reference to Exhibit 10.23 to the Company’s 2003 Annual Report on Form 10-K).

10	.12*	Vixel Corporation Amended and Restated 1995 Stock Option Plan incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Registration Statement on Form S-1 of Vixel Corporation (File No. 333-81347), filed on August 16, 1999).

10	.13*	Vixel Corporation 1999 Equity Incentive Plan (as amended) (incorporated by reference to Exhibit 10.23 of Amendment No. 1 to the Registration Statement on Form S-1 of Vixel Corporation (File No. 333-81347), filed on August 16, 1999).

10	.14*	Vixel Corporation 2000 Non-Officer Equity Incentive Plan (incorporate reference to Exhibit 99.1 of the Registration Statement on Form S-8/S-3 of Vixel Corporation (File No. 333-39000), filed on June 9, 2000).

10.15		First Amendment to Standard Commercial Lease (amendment dated July 1, 2004) between the Flatley Company and Emulex Design & Manufacturing Corporation, successor-in-interest to Giganet, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s 2004 Annual Report on Form 10-K).

10	.16*	Form of Director Stock Option Agreement and related form of Grant Summary for grants made pursuant to the 1997 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 30, 2005).

10	.17*	Form of Incentive Stock Option Agreement for grants made pursuant to the Employee Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 30, 2005).

10	.18*	Form of Non-Qualified Stock Option Agreement for grants made pursuant to the Employee Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 30, 2005).

10	.19*	Form of Incentive Stock Option Agreement for grants made pursuant to the 2004 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed August 30, 2005).

10	.20*	Form of Non-Qualified Stock Option Agreement for grants made pursuant to the 2004 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed August 30, 2005).

10	.22*	Form of Notice of Grant of Stock Options and Stock Option Agreement for grants made pursuant to both the Employee Stock Option Plan and 2004 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed August 30, 2005).

10.23		Office lease Agreement dated August 25, 2005 by and between 24000 Development, LLC and Emulex Design & Manufacturing Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 31, 2005).

10	.24*	Description of Compensation Arrangements with Non-Employee Directors.

10	.25*	Description of Compensation Arrangements for Certain Executive Officers.

10	.26*	Executive Bonus Plan of Emulex Corporation.

21		List of the Company’s subsidiaries.

23		Consent of Independent Registered Public Accounting Firm.

31	A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14 (a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31	B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14 (a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensation plan or arrangement.

EMULEX CORPORATION AND SUBSIDIARIES
ANNUAL REPORT — FORM 10-K
Items 8, 15(a)(1) and 15(a)(2)
Index to Consolidated Financial Statements and Schedule
July 3, 2005, June 27, 2004, and June 29, 2003
(With Report of Independent Registered Public Accounting Firm Thereon)
      All other schedules are omitted because the required information is not applicable or the information is presented in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Emulex Corporation:
      We have audited the accompanying consolidated balance sheets of Emulex Corporation and subsidiaries as of July 3, 2005 and June 27, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended July 3, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts and reserves. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emulex Corporation and subsidiaries as of July 3, 2005 and June 27, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended July 3, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Emulex Corporation’s internal control over financial reporting as of July 3, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 15, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Costa Mesa, California
September 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Emulex Corporation:
      We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9(A), that Emulex Corporation maintained effective internal control over financial reporting as of July 3, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Emulex Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Emulex Corporation maintained effective internal control over financial reporting as of July 3, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Emulex Corporation maintained, in all material respects, effective internal control over financial reporting as of July 3, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Emulex Corporation and subsidiaries as of July 3, 2005 and June 27, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended July 3, 2005, and our report dated September 15, 2005 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Costa Mesa, California
September 15, 2005

EMULEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 3, 2005 and June 27, 2004

	2005	2004

	(In thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$120,317	$192,137
Restricted cash	—	23
Investments	346,675	220,114
Accounts and other receivables, less allowance for doubtful accounts of $1,919 in 2005 and $2,081 in 2004	47,730	61,720
Litigation settlements receivable	—	5,101
Inventories, net	36,266	31,835
Prepaid expenses	4,508	3,572
Deferred income taxes	28,961	26,824

Total current assets	584,457	541,326
Property and equipment, net	65,976	64,570
Investments	54,936	243,125
Intangibles, net	95,806	122,667
Other assets	606	1,293

	$801,781	$972,981

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,778	$21,747
Accrued liabilities	21,505	22,839
Income taxes payable	25,361	9,910

Total current liabilities	76,644	54,496
Convertible subordinated notes	233,382	524,845
Deferred income taxes and other	14,164	486

Total liabilities	324,190	579,827

Commitments and contingencies (notes 11 and 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	—	—
Common stock, $0.10 par value; 240,000,000 shares authorized; 83,201,002 and 82,413,845 issued and outstanding in 2005 and 2004, respectively	8,320	8,241
Additional paid-in capital	944,545	936,123
Deferred compensation	(3,407)	(7,754)
Accumulated deficit	(471,867)	(543,456)

Total stockholders’ equity	477,591	393,154

	$801,781	$972,981

See accompanying notes to consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended July 3, 2005, June 27, 2004, and June 29, 2003

	2005	2004	2003

	(In thousands, except per share data)
Net revenues	$375,653	$364,422	$308,208
Cost of sales	139,682	131,803	112,040

Gross profit	235,971	232,619	196,168

Operating expenses:
Engineering and development	79,971	73,211	61,257
Selling and marketing	32,441	28,035	18,994
General and administrative	11,636	18,815	40,291
Amortization of intangibles	26,162	19,093	5,807
Impairment of goodwill	1,096	583,499	—
In-process research and development	—	11,400	—

Total operating expenses	151,306	734,053	126,349

Operating income (loss)	84,665	(501,434)	69,819

Nonoperating income:
Interest income	13,106	9,149	12,991
Interest expense	(4,202)	(4,754)	(5,510)
Gain on repurchase of convertible subordinated notes	20,514	2,670	28,729
Other income (expense), net	(2,273)	109	(78)

Total nonoperating income	27,145	7,174	36,132

Income (loss) before income taxes	111,810	(494,260)	105,951
Income tax provision	40,221	38,062	40,262

Net income (loss)	$71,589	$(532,322)	$65,689

Net income (loss) per share:
Basic	$0.86	$(6.47)	$0.80

Diluted	$0.80	$(6.47)	$0.79

Number of shares used in per share computations:
Basic	82,819	82,293	82,051

Diluted	92,970	82,293	87,914

See accompanying notes to consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended July 3, 2005, June 27, 2004, and June 29, 2003

						Total
	Common Stock		Additional	Deferred	Accumu-	Stock-
			Paid-In	Com-	lated	holders’
	Shares	Amount	Capital	pensation	Deficit	Equity

	(In thousands, except share data)
Balance at June 30, 2002	81,800,909	$8,180	$898,803	$(7,156)	$(76,823)	$823,004
Amortization of deferred compensation	—	—	—	4,205	—	4,205
Reversal of deferred compensation due to employee terminations	—	—	(790)	790	—	—
Exercise of stock options	518,358	52	3,554	—	—	3,606
Tax benefit from exercise of stock options	—	—	4,054	—	—	4,054
Deferred compensation for employee stock purchase plan	—	—	998	(998)	—	—
Issuance of common stock under employee stock purchase plan	146,546	15	1,357	—	—	1,372
Net income	—	—	—	—	65,689	65,689

Balance at June 29, 2003	82,465,813	8,247	907,976	(3,159)	(11,134)	901,930
Options issued and deferred compensation related to purchase of Vixel Corporation	—	—	47,538	(13,926)	—	33,612
Amortization of deferred compensation	—	—	—	6,822	—	6,822
Reversal of deferred compensation due to employee terminations	—	—	(2,509)	2,509	—	—
Exercise of stock options	1,284,754	128	11,096	—	—	11,224
Tax benefit from exercise of stock options	—	—	9,529	—	—	9,529
Repurchase of common stock	(1,500,000)	(150)	(40,350)	—	—	(40,500)
Issuance of common stock under employee stock purchase plan	163,278	16	2,843	—	—	2,859
Net loss	—	—	—	—	(532,322)	(532,322)

Balance at June 27, 2004	82,413,845	8,241	936,123	(7,754)	(543,456)	393,154
Amortization of deferred compensation	—	—	—	3,984	—	3,984
Reversal of deferred compensation due to employee terminations	—	—	(363)	363	—	—
Exercise of stock options	530,565	53	4,391	—	—	4,444
Tax benefit from exercise of stock options	—	—	1,882	—	—	1,882
Issuance of common stock under employee stock purchase plan	256,592	26	2,512	—	—	2,538
Net income	—	—	—	—	71,589	71,589

Balance at July 3, 2005	83,201,002	$8,320	$944,545	$(3,407)	$(471,867)	$477,591

See accompanying notes to consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
July 3, 2005, June 27, 2004, and June 29, 2003

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$71,589	$(532,322)	$65,689
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	14,932	12,442	11,049
Amortization of discount on 0.25% convertible subordinated notes	2,827	2,024	—
Gain on repurchase of convertible subordinated notes	(20,514)	(2,670)	(28,729)
Litigation settlements, net of insurance recoveries	(4,649)	698	27,007
Amortization of deferred compensation	3,984	6,822	4,205
Amortization of intangibles	26,162	19,093	5,807
Impairment of goodwill	1,096	583,499	—
Impairment of strategic investment and related note receivable	2,265	—	—
In-process research and development	—	11,400	—
Loss on disposal of property and equipment	86	83	147
Deferred income taxes	10,168	15,820	27,520
Tax benefit from exercise of stock options	2,581	9,529	4,054
Allowance for doubtful accounts	—	141	248
Changes in assets and liabilities:
Accounts and other receivables	13,225	(8,809)	(10,667)
Inventories	(4,431)	(19,436)	3,835
Prepaid expenses and other assets	(695)	4,791	1,577
Accounts payable and accrued liabilities	7,888	3,021	(3,111)
Reimbursement for (payment of) litigation settlements	9,052	(31,506)	—
Income taxes payable	15,451	3,976	(1,563)

Net cash provided by operating activities	151,017	78,596	107,068

Cash flows from investing activities:
Net proceeds from sale of property and equipment	42	53	11
Additions to property and equipment	(16,466)	(48,418)	(19,218)
Net (increase) decrease in restricted cash related to construction escrow account	23	9,319	(7,318)
Payments for purchase of Vixel Corporation, net of cash acquired	—	(294,729)	—
Payments for purchase of the technology assets of Trebia Networks, Inc.	—	(2,094)	—
Purchases of investments	(725,929)	(402,118)	(650,184)
Maturities of investments	786,057	422,704	523,242

Net cash provided by (used in) investing activities	43,727	(315,283)	(153,467)

Cash flows from financing activities:
Repayment of short term indebtedness, notes payable and capital leases	—	(175,300)	—
Proceeds from short term indebtedness	—	174,000	—
Proceeds from issuance of common stock under stock plans	6,982	14,083	4,978
Repurchase of common stock	—	(40,500)	—
Net proceeds from issuance of 0.25% convertible subordinated notes	—	505,179	—
Repurchase of convertible subordinated notes	(273,546)	(185,609)	(104,169)

Net cash provided by (used in) financing activities	(266,564)	291,853	(99,191)

Net increase (decrease) in cash and cash equivalents	(71,820)	55,166	(145,590)
Cash and cash equivalents at beginning of year	192,137	136,971	282,561

Cash and cash equivalents at end of year	$120,317	$192,137	$136,971

Supplemental disclosures:
Noncash investing and financing activities:
Fair value of assets acquired	$—	$20,849	$—
Fair value of liabilities assumed	—	12,736	—
Stock options assumed for acquired business	—	47,538	—
Cash paid during the period for:
Interest	$1,282	$2,888	$4,878
Income taxes	12,527	9,387	10,735
See accompanying notes to consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 3, 2005, June 27, 2004, and June 29, 2003
Note 1 — Summary of Significant Accounting Policies

Principles of Consolidation
      The consolidated financial statements include the accounts of Emulex Corporation, a Delaware corporation, and its wholly owned subsidiaries (collectively, the “Company” or “Emulex”). All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year
      The Company’s fiscal year ends on the Sunday nearest June 30. Fiscal year 2005 was comprised of 53 weeks and ended on July 3, 2005. Fiscal years 2004 and 2003 were each comprised of 52 weeks and ended on June 27, 2004, and June 29, 2003, respectively.

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
      From time to time the Company makes equity investments in non-publicly traded companies, where the Company is unable to exercise significant influence over the investee. These investments are accounted for under the cost method. Under the cost method, investments are carried at cost and are adjusted for other-than-temporary declines in fair value, distributions of earnings or additional investments. The Company monitors its investments for impairment on a quarterly basis and makes appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Impairment charges are included in other income (expense), net on the Consolidated Statements of Operations. Factors used in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition; going concern considerations such as the rate at which the investee utilizes cash, and the investee’s ability to obtain additional financing. As of July 3, 2005, and June 27, 2004, the

EMULEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 3, 2005, June 27, 2004, and June 29, 2003
carrying values of the Company’s equity investments in non-publicly traded companies were zero. During 2005, the Company made a $1.5 million investment in a non-publicly traded company and issued this same company a note in the amount of $0.8 million. Both the investment and the note were subsequently impaired in 2005.

Accounts Receivable
      Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make requested payments based upon historical write-offs as a percentage of net revenues and management’s review of outstanding accounts receivable. Amounts due from customers are charged against the allowance for doubtful accounts when management believes the collectibility of the amount is unlikely. Although the Company has not experienced significant losses on accounts receivable historically, its accounts receivable are concentrated with a small number of customers. Consequently, any write off associated with one of these customers could have a significant impact on the Company’s allowance for doubtful accounts. The Company does not have off-balance sheet credit exposure related to its customers.

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

Property and Equipment
      Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over estimated useful lives of four to 39 years for buildings, building improvements and land improvements, two to seven years for production and test equipment, and two to 10 years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the shorter of remaining lease term or estimated useful life of the asset.

Long-Lived Assets
      The Company applies Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” under which the recoverability of long-lived assets is assessed by determining whether the carrying value of an asset can be recovered through projected undiscounted future operating cash flows over its remaining life whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying value. The amount of impairment, if any, is measured based on fair value, which is determined using projected discounted future operating cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Other Intangibles, Net
      Other intangibles resulting from the acquisition of Vixel Corporation and Giganet, Inc. and the purchase of the technology assets of Trebia Corporation are carried at cost less accumulated amortization. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets, ranging from 3 months to seven years. The Company

EMULEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 3, 2005, June 27, 2004, and June 29, 2003
adopted SFAS No. 142 effective July 1, 2002, and no longer amortizes goodwill and other intangibles that have indeterminate useful lives. The Company completed its transitional impairment analysis under SFAS No. 142 and found no impairment upon the adoption of SFAS No. 142 as of July 1, 2002. In accordance with SFAS No. 142, goodwill and other intangibles that have indeterminate lives will be tested for impairment based on discounted cash flows and market capitalization at least annually, but also on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. All goodwill was impaired in 2004. Furthermore, periodically we assess whether the Company’s long-lived assets including intangibles, should be tested for recoverability whenever events or circumstances indicate that their carrying value may not be recoverable.

Revenue Recognition
      The Company recognizes revenue at the time of shipment when title and risk of loss have passed, evidence of an arrangement has been obtained, pricing is fixed or determinable at the date of sale and collectibility is reasonably assured. The Company makes certain sales through two-tier distribution channels and has various distribution agreements with selected distributors and Master Value Added Resellers, or collectively, the Distributors. These distribution agreements may be terminated upon written notice by either party. Additionally, these Distributors are generally given privileges to return a portion of inventory and to participate in price protection and cooperative marketing programs. Therefore, the Company recognizes revenue on its standard products sold to its Distributors based on data received from the Distributors and management’s estimates to approximate the point that these products have been resold by the Distributors. As OEM-specific models sold to the Company’s Distributors are governed under the related OEM agreements rather than under these distribution agreements, the Company recognizes revenue at the time of shipment to the Distributors when title and risk of loss have passed, evidence of an arrangement has been obtained and collectibility is reasonably assured. Additionally, the Company maintains accruals and allowances for price protection and cooperative marketing programs.
      Furthermore, the Company provides a warranty of between one and five years on its products. The Company records a provision for estimated warranty-related costs at the time of sale based on historical product return rates and management’s estimates of expected future costs of fulfilling warranty obligations. The Company evaluates its ongoing warranty obligation on a quarterly basis.

Research and Development
      Research and development costs, including costs related to the development of new products and process technology, are expensed as incurred.

Income Taxes
      The Company accounts for income taxes using the asset and liability method, which recognizes deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company regularly reviews historical and anticipated future pre-tax results of operations to determine whether the Company will be able to realize the benefit of its deferred tax assets. A valuation allowance is required to reduce the potential deferred tax asset when it is more likely than not that all or some portion of the potential deferred tax asset will not be realized due to the lack of sufficient taxable income.

EMULEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 3, 2005, June 27, 2004, and June 29, 2003

Net Income (Loss) per Share
      Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing adjusted net income (loss) by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would be outstanding if the dilutive potential common shares from stock option plans and convertible subordinated notes had been issued. Such shares are not included when there is a loss as the effect would be anti-dilutive.

Comprehensive Income
      The Company had no transactions, other than consolidated net income (loss), that would be considered other comprehensive income.

Stock Compensation
      The Company accounts for its stock compensation awards to employees using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations. Stock-based awards to non-employees, if any, are recorded using the fair value method. Had the Company determined compensation cost based on the fair value at the grant date for all its stock options under SFAS No. 123, the Company’s consolidated net income (loss) would have been the pro forma amounts indicated below:

	2005	2004	2003

	(In thousands, except per share data)
Net income (loss) as reported	$71,589	$(532,322)	$65,689
Add: Total employee stock-based compensation expense included in net income (loss) as reported, net of related tax effects	2,742	5,095	4,205
Deduct: Total employee stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(22,877)	(35,872)	(34,270)

Pro forma net income (loss)	$51,454	$(563,099)	$35,624

Pro forma net income (loss) per share
Basic — as reported	$0.86	$(6.47)	$0.80

Basic — pro forma	$0.62	$(6.84)	$0.43

Diluted — as reported	$0.80	$(6.47)	$0.79

Diluted — pro forma	$0.58	$(6.84)	$0.43

EMULEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 3, 2005, June 27, 2004, and June 29, 2003
      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003

Risk-free interest rate	2.0% – 4.0%	1.0% – 3.3%	1.2% – 2.3%
Stock volatility	35.1% – 84.0%	40.6% – 117.7%	97.7% – 99.1%
Dividend yield	0.0%	0.0%	0.0%
Average expected lives (years)	0.5 – 2.9	0.5 – 3.4	0.5 – 3.7
Weighted-average fair value per option granted	$3.49 – $6.08	$4.92 – $18.04	$8.26 – $16.42
      The Black-Scholes model, as well as other currently accepted option valuation models, were developed to estimate the fair value of freely-tradable, fully-transferable options without vesting restrictions, which significantly differ from the Company’s stock option plans. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the grant date.

Fair Value of Financial Instruments
      Management believes the fair values of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, investments, accounts payable and accrued liabilities, approximate carrying value. As of July 3, 2005 the Company had $236.0 million face value 0.25 percent convertible subordinated notes issued and outstanding. The fair value, based on quoted market prices, of the Company’s 0.25 percent and convertible subordinated notes at July 3, 2005, was $220.9 million. The fair value of these notes may increase or decrease due to various factors, including fluctuations in the market price of the Company’s common stock, fluctuations in market interest rates and fluctuations in general economic conditions.

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
      The Company sells its products to Original Equipment Manufacturers (“OEMs”) and distributors in the computer storage and server industry. Consequently, the Company’s net revenues and accounts receivable are concentrated. Direct sales to the Company’s top five customers accounted for 69 percent, 68 percent and 68 percent of total net revenues in 2005, 2004 and 2003, respectively. The level of sales to any single customer may vary and the loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on the Company. Furthermore, although the Company sells to customers throughout the world, sales in the United States and Europe accounted for approximately 85 percent of the Company’s net revenues in 2005, and the Company expects for the foreseeable future, these sales will account for the substantial majority of the Company’s revenues. Sales to customers are denominated in U.S. dollars. Consequently, the Company believes its foreign currency risk is minimal. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts. Historically, the Company has not experienced significant losses on accounts receivable.

EMULEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 3, 2005, June 27, 2004, and June 29, 2003
      Additionally, the Company currently relies on single and limited supply sources for several key components used in the manufacture of its products. Also, the Company relies on four Electronics Manufacturing Services (“EMS”) providers for the production of its products. The inability or unwillingness of any single and limited source suppliers or the inability or unwillingness of any of the Company’s EMS provider sites to fulfill supply and production requirements, respectively, could materially impact future operating results.

Use of Estimates
      The preparation of the consolidated financial statements, notes and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Estimates are used for, but not limited to, the useful life and carrying amount of property and equipment and intangibles; deferred taxes and any associated valuation allowances; allowances for doubtful accounts and product returns; inventory valuation; investment impairment charges; and warranty and other accrued liabilities. Actual results could differ from these estimates.

Segment Information
      The Company applies SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 uses the “management” approach to determine segments of an enterprise. The management approach is based on the method by which management organizes its operating segments within the enterprise. Operating segments, as defined by SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Chief Operating Decision Maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The Company operates in one operating segment, networking products, for purposes of SFAS No. 131.

Reclassifications
      Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

New Accounting Standards
      Emerging Issues Task Force Issue 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” (“EITF 04-08”) became effective for fiscal periods ending after December 15, 2004. EITF 04-08 requires the inclusion of shares related to certain contingently convertible debt instruments for computing diluted earnings per share using the if-converted method, even when a market price contingency has not been met. The effect of EITF 04-08 has increased the Company’s weighted average shares outstanding by approximately 8.6 million (related to the Company’s outstanding 0.25 percent contingent convertible subordinated notes of $236.0 million as of July 3, 2005) in calculating the Company’s diluted earnings per share calculation for the year ended July 3, 2005. Prior periods’ earnings per share amounts presented for comparative purposes have been restated to conform to this method.
      In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for

EMULEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 3, 2005, June 27, 2004, and June 29, 2003
inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe SFAS No. 151 will have a significant impact on the Company’s consolidated results of operations or financial position.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS No. 153 states that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of SFAS No. 153 shall be applied prospectively. The Company does not believe the adoption of SFAS No. 153 will have a significant impact on the Company’s consolidated results of operations or financial position.
      In November 2003, the EITF reached an interim consensus on EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” to require additional disclosure requirements for securities classified as available-for-sale or held-to-maturity for fiscal years ending after December 15, 2003. In March 2004, the EITF reached a final consensus on this Issue, to provide additional guidance, which companies must follow in determining whether investment securities have an impairment, which should be considered other-than-temporary. The effective date of the measurement and recognition provisions of this consensus has been delayed pending further FASB action; however, the disclosure requirements of EITF 03-01 are currently effective and have been adopted by the Company.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment. “SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R is effective as of the first annual reporting period that begins after June 15, 2005. SFAS No. 123R is effective for the Company in the first fiscal quarter of 2006 ending October 2, 2005. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to have a significant impact on the Company’s consolidated statements of operations and net income per share.

Note 2 —	Business Combination
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
      The Company acquired Vixel to expand its Fibre Channel product line and paid $298.4 million in cash for all outstanding common stock, preferred stock and warrants of Vixel Corporation. The Company also

EMULEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 3, 2005, June 27, 2004, and June 29, 2003
incurred acquisition-related expenses of $6.7 million in cash. In addition, the Company issued 2.2 million stock options with a fair value of approximately $47.5 million and kept the original vesting periods for the options in exchange for the outstanding Vixel options for a total acquisition value of $352.7 million. The Company calculated the fair value of the 2.2 million stock options issued at the date of acquisition using the Black-Scholes option-pricing model. Operations of Vixel are included within the Company’s one operating segment, networking products.
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
      The IPR&D related to two significant internal product development efforts. The first project accounted for $7.4 million of the expenses. The second project accounted for $4.0 million of the expenses. Both projects were for embedded switching products.
      The first project was in development at the time of acquisition, but had not yet completed the full design, development and testing phases. Approximately 35 percent of the total expected time to be spent on the first project was complete at the date of the acquisition with the remaining activities of the design, development and testing phases as well as the validation and readiness stages still to occur. As of July 3, 2005, the first project was completed and there did not exist any additional remaining costs to be incurred.
      The second project had completed design and development, and testing had begun as of the acquisition date. Approximately 70 percent of the total expected time to be spent on the second project was complete at the date of the acquisition with the remaining testing activities as well as the validation and readiness stages still to occur. As of July 3, 2005, the second project was also completed and there did not exist any additional remaining costs to be incurred.
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

EMULEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 3, 2005, June 27, 2004, and June 29, 2003
underlying assumptions used to estimate the income forecast, the ultimate revenues and costs on such projects or the events associated with such projects will transpire as estimated.
      As a result of the acquisition, the Company reduced the headcount obtained from Vixel by a total of 24 employees, 23 of whom left during fiscal 2004. The remaining employee left during the Company’s first fiscal quarter of 2005 ended September 26, 2004. The Company accrued $1.5 million at November 13, 2003, the date the Company gained effective control of Vixel, as an estimate for this reduction. The Company subsequently reduced the estimate and the acquisition value by $0.7 million in 2004. As of July 3, 2005, all amounts have been paid by the Company.
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
      The acquisition has been included in the July 3, 2005 and June 27, 2004 consolidated balance sheets of the Company and the operating results of Vixel have been included in the consolidated statements of operations of the Company since the date that the Company gained effective control of Vixel, November 13, 2003.

EMULEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 3, 2005, June 27, 2004, and June 29, 2003
      Following is the summarized unaudited pro forma combined results of operations for the fiscal years ended June 27, 2004, and June 29, 2003, assuming the acquisition had taken place at the beginning of each fiscal year. The unaudited pro forma combined statement of operations for the year ended June 27, 2004, was prepared based upon the statement of operations of Emulex for the year ended June 27, 2004, and the statement of operations of Vixel for the period from June 30, 2003, to November 12, 2003. All operating results of Vixel were included in the statement of operations of Emulex since November 13, 2003, the date Emulex gained effective control of Vixel. The unaudited pro forma combined statement of operations for the year ended June 29, 2003, was prepared based upon the statement of income of Emulex for the year ended June 29, 2003, and the statement of operations of Vixel for the twelve months ended June 29, 2003. The unaudited pro forma results exclude the effects of the IPR&D charge of $11.4 million but include the amortization of other intangibles, the amortization of deferred compensation and the increase and decrease to interest expense and interest income, respectively, resulting from the acquisition. The unaudited pro forma results are not necessarily indicative of the future operations or operations that would have been reported had the acquisitions been completed when assumed. The following unaudited information is presented in thousands, except for the per share data.

	Years Ended

	June 27,	June 29,
	2004	2003

	(In thousands,
	except per share data)
Net revenues	$375,674	$330,401
Net income (loss)	$(534,678)	$39,206

Net income (loss) per diluted share	$(6.50)	$0.46

Note 3 —	Cash, Cash Equivalents, Restricted Cash and Investments
      The Company’s portfolio of cash, cash equivalents, restricted cash and investments consists of the following:

	2005	2004

	(In thousands)
Cash	$13,477	$158,222
Money market funds	106,840	33,915
Restricted cash	—	23
Certificates of deposit	7,050	17,571
Commercial paper	39,908	23,977
Municipal bonds	8,099	19,239
U.S. Government Agency securities	271,106	264,892
Corporate bonds	74,832	110,073
Other	616	27,487

	$521,928	$655,399

EMULEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 3, 2005, June 27, 2004, and June 29, 2003
      At July 3, 2005, and June 27, 2004, the net unrealized holding gains and losses on investments were immaterial. The Company has the positive intent and ability to hold these securities to maturity. Investments at July 3, 2005 and June 27, 2004, were classified as shown below:

	2005	2004

	(In thousands)
Cash and cash equivalents	$120,317	$192,137
Restricted cash	—	23
Short-term investments (maturities less than one year)	346,675	220,114
Long-term investments (maturities of one to five years)	54,936	243,125

	$521,928	$655,399

Note 4 —	Inventories
      Inventories, net, are summarized as follows:

	2005	2004

	(In thousands)
Raw materials	$20,269	$19,181
Finished goods	15,997	12,654

	$36,266	$31,835

      Starting in late September 2001, some of the Company’s major customers made announcements that general economic conditions, exacerbated by the increase in economic uncertainty in the aftermath of the terrorist events of September 11, 2001, were having a negative impact on their financial results. The announcements made, and forecasts received, indicated deteriorating demand for the Company’s one gigabit per second (“Gbps”) products as these customers were expected to migrate to two Gbps products for future purchases. As a result, the Company recorded an excess and obsolete inventory charge totaling $13.6 million during the three months ended September 30, 2001. After initially recording this one Gbps reserve in September 2001, the Company has subsequently reduced this reserve by a total of $8.9 million through July 3, 2005 as a result of the sell through of reserve inventory. Overall, the Company has been able to recover a significant portion of this reserved inventory that was not expected based on the Company’s forecasts and the forecasts received from its customers when this excess and obsolete inventory charge was recorded. In addition to the sell through of some of this previously-reserved product, the Company has also scrapped $4.2 million of this reserved inventory and negotiated and paid cancellation charges of $0.2 million through July 3, 2005, related to this excess and obsolete inventory charge since it was initially recorded. As of July 3, 2005, the remaining reserve for one Gbps products was $0.3 million.

EMULEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 3, 2005, June 27, 2004, and June 29, 2003

Note 5 —	Property and Equipment
      Components of property and equipment, net, are as follows:

	2005	2004

	(In thousands)
Production and test equipment	$50,390	$40,375
Furniture and fixtures	25,687	26,479
Buildings and improvements	30,694	29,363
Land	12,532	12,531

	119,303	108,748
Less accumulated depreciation and amortization	(53,327)	(44,178)

	$65,976	$64,570

Note 6 —	Other Assets
      Components of other assets are as follows:

	2005	2004

	(In thousands)
Deferred debt issuance costs — convertible subordinated notes, net	$151	$833
Long-term prepaid assets	354	236
Refundable deposits	101	224

	$606	$1,293

EMULEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 3, 2005, June 27, 2004, and June 29, 2003

Note 7 —	Intangibles, net
      Intangibles, net, are as follows:

	2005	2004

	(In thousands)
Intangible assets subject to amortization:
Core technology and patents	$98,742	$99,094
Accumulated amortization, core technology and patents	(39,216)	(24,774)
Developed technology	9,341	9,400
Accumulated amortization, developed technology	(3,818)	(1,472)
Customer relationships	37,962	38,200
Accumulated amortization, customer relationships	(12,415)	(4,786)
Tradename	4,969	5,000
Accumulated amortization, tradename	(1,161)	(448)
Covenants not-to-compete	3,081	3,100
Accumulated amortization, covenants not-to-compete	(1,679)	(647)

Intangible assets subject to amortization, net	$95,806	$122,667

Intangible assets not subject to amortization (in thousands):
Goodwill balance as of June 29, 2003	$397,256
Goodwill acquired during 2004	186,243
Impairment of goodwill in 2004	(583,499)

Goodwill balance as of July 3, 2005 and June 27, 2004	$—

      Goodwill related to the purchase of Vixel in 2004 and the purchase of Giganet in 2001. Core technology and patents relate to the purchase of Vixel and Giganet and to the purchase of the technology assets of Trebia Corporation for $2.1 million in October 2003. All other intangible assets subject to amortization relate to the purchase of Vixel.
      The impairment of goodwill expense of $583.5 million in 2004 was a full impairment of the Company’s goodwill, which originally resulted from its acquisition of Vixel in November 2004 and Giganet in March 2001. The Company’s annual impairment test occurred in the fourth quarter of fiscal 2004, and the initial test indicated that no impairment existed. However, tepid demand experienced in the fourth fiscal quarter of 2004 from two of the Company’s customers, resulted in lower than expected revenue, earnings and cash flows in the fourth fiscal quarter of 2004 and was expected to result in lower sequential revenue, earnings and cash flows in the first fiscal quarter of 2005. These events and circumstances resulted in a subsequent drop in the Company’s stock price, which indicated a potential impairment may have occurred. As a result, the Company conducted a FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” analysis, as well as a FAS 142, “Goodwill and Other Intangible Assets,” analysis, including a second step goodwill impairment test. The results of the FAS 144 analysis indicated that the Company’s long-lived assets were not impaired. However, the FAS 142 analysis indicated that goodwill was impaired. This determination was made at the reporting unit level and consisted of two steps. First, the fair value of Emulex’s only reporting unit was determined, based on a market approach, and compared to its carrying amount. Next, as the carrying amount exceeded the fair value, the second step of FAS 142 was performed. The implied fair value of goodwill was determined by allocating the fair value in a manner similar to a purchase price allocation, in accordance with FAS 141, “Business Combinations.” As a result of this FAS 142 analysis, on September 9, 2004, the

EMULEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 3, 2005, June 27, 2004, and June 29, 2003
Company concluded that a $583.5 million charge for goodwill impairment should be recorded as of June 27, 2004. After recording this impairment charge, there was no goodwill remaining on the Company’s balance sheet as of June 27, 2004.
      In connection with the preparation of Vixel Corporation’s tax return during 2005, the Company revised estimates and discovered errors related to the deferred tax assets of Vixel Corporation (acquired in November 2003). These events resulted in a revision to Vixel’s purchase price allocation to decrease net deferred tax assets and increase goodwill, which was impaired. This resulted in a $1.8 million impairment of goodwill charge for 2005. Additionally, during the preparation of the 2005 tax provision, the Company discovered errors related to the deferred tax liabilities of Giganet (acquired in 2001). This resulted in a $0.7 million reduction of the previously recorded goodwill charge of $1.8 million, resulting in goodwill impairment of $1.1 million for the year 2005. Had these items been recorded in 2004, the Company’s net loss would have been $1.1 million higher, or $533.4 million, instead of $532.3 million. The Company does not believe that this $1.1 million impairment of goodwill is material to 2004 or to 2005 operations or financial results. Excluding this adjustment, net income for 2005 would have been $72.7 million.
      Aggregated amortization expense for these intangibles for the years 2005, 2004 and 2003, was $26.2 million, $19.1 million and $5.8 million, respectively. For the next five full fiscal years aggregated amortization expense is expected to be (in thousands):

2006	$25,946
2007	$25,273
2008	$21,153
2009	$11,510
2010	$8,672

Note 8 —	Accrued Liabilities
      Components of accrued liabilities are as follows:

	2005	2004

	(In thousands)
Payroll and related costs	$8,204	$8,936
Warranty reserves	4,085	4,046
Deferred revenue, sales returns and allowances	3,442	3,206
Accrued advertising and promotions	1,674	1,139
Accrued property, sales, franchise and related taxes	1,280	1,938
Other	2,820	3,574

	$21,505	$22,839

      The Company provides a warranty of between one and five years on its Fibre Channel, Internet Protocol and other networking products. The Company records a provision for estimated warranty-related costs at the time of sale based on historical product returns and the Company’s expected future cost of fulfilling its warranty obligations.

EMULEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 3, 2005, June 27, 2004, and June 29, 2003
      Changes to the warranty reserve in 2005 and 2004 were:

	2005	2004

	(In thousands)
Balance at beginning of period	$4,046	$2,349
Additions to costs and expenses	3,043	2,880
Amounts charged against reserve	(3,004)	(2,036)
Beginning balance of Vixel Corporation	—	853

Balance at end of period	$4,085	$4,046

Note 9 —	Convertible Subordinated Notes
      On January 29, 2002, the Company completed a $345.0 million private placement of 1.75 percent convertible subordinated notes due February 1, 2007. Interest was payable in cash on February 1 and August 1 of each year beginning August 1, 2002. These notes were convertible by the holder at any time into shares of the Company’s common stock at the conversion price of $53.84 per share, subject to the potential adjustments described in the terms of the notes issued. The Company incurred associated issuance costs of approximately $11.0 million.
      During the three months ended September 29, 2002, the Company’s Board of Directors expanded the Company’s stock repurchase program to include repurchase of the Company’s 1.75 percent convertible subordinated notes as well as shares of the Company’s common stock. In August 2002, the Company bought back at a discount to face value approximately $136.5 million in face value of its convertible subordinated notes for $104.2 million. The resulting net pre-tax gain of $28.7 million was recorded in 2003. During the three months ended September 28, 2003, the Company’s Board of Directors expanded the Company’s stock repurchase program to include the repurchase of all of the Company’s 1.75 percent convertible subordinated notes and extended the entire program to June 2005. During 2004, the Company bought back a total of approximately $191.6 million face value of its 1.75 percent convertible subordinated notes for approximately $185.6 million. The resulting net pre-tax gain of $2.7 million was recorded in 2004.
      During the year 2005, the Company bought back the remaining $17.0 million face value of its 1.75 percent convertible subordinated notes at a premium to face value, spending approximately $17.1 million. The resulting net pre-tax loss of $0.3 million from the repurchase of these 1.75 percent convertible notes was recorded in 2005. The repurchased notes were cancelled leaving no 1.75 percent convertible notes outstanding at July 3, 2005.
      In 2004, the Company completed a $517.5 million private placement of 0.25 percent contingently convertible subordinated notes due 2023. Interest is payable in cash on June 15th and December 15th of each year beginning June 15, 2004. Under the terms of the offering, the notes will be convertible into shares of Emulex common stock at a price of $43.20 per share at the option of the holder upon the occurrence of any of the following:

•	prior to December 15, 2021, on any date during any fiscal quarter (and only during such fiscal quarter) after the fiscal quarter ending December 31, 2003, if the closing sale price of the Company’s common stock was more than 120 percent of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last day of the previous fiscal quarter;

•	on or after December 15, 2021, at all times on or after any date on which the closing sale price of the Company’s common stock is more than 120 percent of the then current conversion price of the notes;

EMULEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 3, 2005, June 27, 2004, and June 29, 2003

•	if the Company elects to redeem the notes on or after December 20, 2008;

•	upon the occurrence of specified corporate transactions or significant distributions to holders of the Company’s common stock; or

•	subject to specified exceptions, for the ten business day period after any five consecutive trading day period in which the average trading prices for the notes for such five trading day period was less than 98 percent of the average conversion value of the notes during that period.
      The notes will mature in twenty years and will not be callable for the first five years. Holders of the notes may require the Company to purchase the notes for cash by giving written notice within the 20 business days prior to each of December 15, 2006, December 15, 2008, December 15, 2013 or December 15, 2018 or upon a change in control. The Company incurred total associated bankers’ fees of approximately $11.6 million, which were recorded as a reduction to the proceeds from the issuance of the notes and will be accreted over the effective life of the notes, as well as $0.7 million of other associated debt issuance costs, which have been included in other assets and will also be amortized over the effective life of the notes. The effective life of the Company’s 0.25 percent contingent convertible subordinated notes due 2023 is three years, which is the period up to the first date that the holders can require the Company to repurchase the notes.
      As previously authorized by the Board of Directors, during 2005 the Company repurchased approximately $281.5 million of its 0.25 percent convertible subordinated notes at a discount to face value, spending approximately $256.5 million. The resulting net pre-tax gain of $20.8 million from the repurchase of these 0.25 percent convertible subordinated notes was recorded in 2005. The repurchased notes were cancelled, leaving 0.25 percent convertible subordinated notes outstanding with a face value of approximately $236.0 million that, if converted, would result in the issuance of approximately 5.5 million shares. At July 3, 2005, approximately $18.5 million aggregate par value for the Company’s 0.25 percent contingent convertible notes remained authorized for repurchase at a discount to par value.

Note 10 —	Employee Retirement Savings Plan
      The Company has a pretax savings and profit sharing plan under Section 401(k) of the Internal Revenue Code for substantially all domestic employees. Under the plan, eligible employees are able to contribute up to 15 percent of their compensation not to exceed the maximum IRS deferral amount. Company discretionary contributions match up to four percent of a participant’s compensation. The Company’s contributions under this plan were $1.9 million, $1.6 million and $1.2 million in 2005, 2004 and 2003, respectively.
      The Company’s eligible employees in the United Kingdom are offered a similar plan, which allows the employees to contribute up to 15 percent of their compensation. Company discretionary contributions match up to four percent of a participant’s compensation. The Company’s contributions under this plan were $33 thousand, $34 thousand and $18 thousand in 2005, 2004 and 2003, respectively.

Note 11 —	Commitments and Contingencies
     Leases
      The Company leases certain facilities and equipment under long-term noncancelable operating lease agreements, which expire at various dates through 2011. Rent expense for the Company under operating leases, including month-to-month rentals, totaled $2.2 million, $3.4 million and $3.8 million in 2005, 2004 and 2003, respectively.

EMULEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 3, 2005, June 27, 2004, and June 29, 2003
      Future minimum noncancelable lease commitments are as follows (in thousands):

Operating Leases
Fiscal year:
2006	$1,500
2007	964
2008	843
2009	767
2010 and thereafter	1,530

Total minimum lease payments	$5,604

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
      On February 27, 2004, Emulex Design & Manufacturing Corporation filed a complaint against QLogic in the United States District Court for the District of Delaware asserting the validity and enforceability of a December 15, 2003 tentative settlement and seeking a declaration that the U.S. Patent No. 4,821,034 is invalid and is not infringed. On March 18, 2004, QLogic filed an answer that included denials of the Company’s assertions concerning U.S. Patent 4,821,034 and a denial that a valid and enforceable settlement had been reached. On June 25, 2004, the Company entered into a Settlement Agreement with QLogic dismissing each of the patent-related lawsuits and pursuant to which (a) QLogic acknowledged the validity of the three Vixel patents asserted in the litigation; (b) QLogic agreed to make an initial payment and to pay ongoing royalties on certain future product sales; and (c) the Company and QLogic cross-licensed each other for the patents asserted in the lawsuits. The settlement did not require any payments from Emulex to QLogic.
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

EMULEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 3, 2005, June 27, 2004, and June 29, 2003
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
      On November 15, 2001, prior to the Company’s acquisition of Vixel Corporation, a securities class action was filed in the United States District Court in the Southern District of New York as Case No. 01 CIV. 10053(SAS), Master File No. 21 MC92 (SAS) against Vixel and two of its officers and directors and certain underwriters who participated in the Vixel initial public offering in late 1999. The amended complaint alleges violations under Section 10(b) of the Exchange Act and Section 11 of the Securities Act and seeks unspecified damages on behalf of persons who purchased Vixel stock during the period October 1, 1999 through December 6, 2000. In October 2002, the parties agreed to toll the statute of limitations with respect to Vixel’s officers and directors until September 30, 2003, and on the basis of this agreement, Vixel’s officers and directors were dismissed from the lawsuit without prejudice. During June 2003, Vixel and the other issuer defendants in the action reached a tentative settlement with the plaintiffs that would, among other things, result in the dismissal with prejudice of all claims against the defendants and their officers and directors. In connection with the possible settlement, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements so that they would not expire prior to any settlement being finalized. Although Vixel approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the court. On August 31, 2005, a Preliminary Order In Connection With Settlement Proceedings was issued which among other items, sets a date for a Settlement Fairness Hearing, and the form of notice to the Settlement Classes of the Issuers’ Settlement Stipulation.
      On October 9, 2003, before the Company’s acquisition of Vixel, a purported class action lawsuit was filed in King County Superior Court of the State of Washington against Vixel and each of Vixel’s directors and certain unnamed individuals (the “Vixel Parties”), entitled Russell Fink v. Vixel Corporation, et al., Case No. 03-2-37226-9SEA. The complaint made general allegations that, among other things, Vixel’s directors breached their fiduciary duties to Vixel stockholders in connection with the approval of the merger with Emulex and sought to enjoin the tender offer and have the merger agreement declared unlawful, among other forms of relief. On November 7, 2003, the Vixel Parties entered into a memorandum of understanding for a $0.7 million settlement with the plaintiff in the class action suit pursuant to which the parties have agreed to settle the action, subject to court approval. The $0.7 million was recorded as general and administrative expense during the year 2004. Formal settlement documents were signed on May 5, 2004 and the plaintiff completed discovery as agreed to by the parties. In August 2004, final court approval was obtained for the settlement of the Fink v. Vixel litigation, and the Company paid the $0.7 million settlement. During the year 2005, the Company received a $0.3 million reimbursement from its insurer relating to the Fink v. Vixel litigation.
      Beginning on or about February 20, 2001, the Company and certain of its officers and directors were named as defendants in a number of securities class action lawsuits filed in the United States District Court,

EMULEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 3, 2005, June 27, 2004, and June 29, 2003
Central District of California, Case No. SACV-01-219 GLT (ANx). The plaintiffs in the actions represent purchasers of the Company’s common stock during various periods ranging from January 18, 2001, through February 9, 2001. The complaints alleged that the Company and certain of its officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints generally seek compensatory damages, costs and attorney’s fees in an unspecified amount. In addition, the Company had received inquiries about events giving rise to the lawsuits from the SEC and the Nasdaq Stock Market. On April 22, 2003, the Company entered into two Memoranda of Understanding agreeing to terms of settlement for both the class action and derivative litigation. The settlement was approved and $39.5 million held in escrow was paid by the Company into the settlement fund during the year 2004. Gateway Partners filed a challenge to the allocation of settlement funds among the plaintiffs and adequacy of the settlement notice, and the district court ruled against such challenge on November 23, 2004. On December 13, 2004, Gateway Partners filed an appeal and a motion to stop distribution from the settlement fund; both of which were filed with the United States Court of Appeals for the Ninth Circuit (Index No. 04-57123). On January 12, 2005, attorneys for Gateway Partners sent a letter to the appeals court stating that a stipulation would be filed confirming that no proceeds of the settlement fund would be distributed until the appeal is resolved, and that Gateway Partners would not have to post a bond. A settlement was reached with Gateway Partners, not requiring any additional payments by the Company, and the appeal was dismissed by the court on June 14, 2005.
      Related to the Company’s insurance coverage on the class action and derivative lawsuits settled in 2003, during 2004, the Company reached an agreement with one of its insurers, under which the Company received $10.0 million less $2.0 million previously paid by the insurer for the defense of the securities class action lawsuits, resulting in a net payment to the Company of $8.0 million. In July 2004, the Company obtained an arbitration award against two of its insurers, and subsequently collected a total of $9.5 million plus $0.3 -million in interest. As the amounts received exceeded the $5.1 million receivable reflected on the Company’s books, the Company recorded a reduction in general and administrative expenses during the year 2005 of $4.4 million, as well as interest income of $0.3 million.
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

Other Commitments and Contingencies
      The Company was required to enter into purchase agreements for certain key inventory components, and as of July 3, 2005, the Company’s remaining purchase obligation for these key components accounted for $1.3 million of the Company’s total inventory purchase obligation of $20.6 million.
      In addition, the Company provides limited indemnification in selected circumstances within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringing upon certain intellectual property, and in some limited cases against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of July 3, 2005, there are no known unresolved claims for indemnification related liability to the Company.

EMULEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 3, 2005, June 27, 2004, and June 29, 2003

Note 12 —	Stockholders’ Equity

Stock Repurchase Program
      The Company’s Board of Directors authorized the repurchase of up to 4.0 million common shares. The repurchase plan authorized the Company to make repurchases in the open market or through privately negotiated transactions with the timing and terms of any purchase to be determined by management based on market conditions. In 2002, the Company repurchased 1.0 million common shares. In 2004, the Company repurchased 1.5 million common shares. The Company’s common share repurchase program expired in June 2005. Therefore, as of July 3, 2005, no common shares remain authorized for repurchase.

Employee Stock Purchase Plan
      In 2001, the Company’s Board of Directors adopted the Employee Stock Purchase Plan (the “Purchase Plan”). Under the Purchase Plan, employees of the Company who elect to participate are granted options to purchase common stock at a 15 percent discount from the lower of the market value of the common stock at the beginning or the end of each six month offering period. The Purchase Plan permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from their salary an amount up to 10 percent of their compensation. The Compensation Committee of the Board of Directors administers the Purchase Plan. The Company has reserved a total of 1.95 million shares of common stock for issuance under the Purchase Plan. A total of 0.72 million shares have been issued by the Plan since its inception and 1.23 million shares were available for purchase at July 3, 2005.

Stock Option Plans
      Under the Company’s Employee Stock Option Plan (the “Plan”), which offers stock options to both domestic and international employees, the exercise price of options granted will not be less than the fair market value at the date of grant. The total number of shares of common stock authorized for issuance under the Plan is 33.7 million, and 1.2 million shares were available for grant at July 3, 2005. Each option granted under the Plan becomes exercisable at the rate of 25 percent one year after the date of grant with an additional 6.25 percent becoming exercisable each three-month interval thereafter, except when otherwise provided by the Board of Directors or a committee of the Board administering the Plan.
      The Company adopted its 2004 Employee Stock Incentive Plan (the “2004 Plan”) as a result of a shareholder vote approving that plan on November 18, 2004. The maximum number of shares of common stock which may be issued pursuant to exercise of awards granted under the 2004 Plan shall not exceed 2.0 million and 0.9 million were available for grant at July 3, 2005. The purchase price for the shares subject to any option granted under the 2004 Plan shall not be less than 100 percent of the fair market value of the shares of common stock of the Company on the date the option is granted. Each option in the 2004 Plan shall become exercisable on a cumulative basis as to 25 percent of the total number of shares covered by the option at any time after one year from the date the option is granted and as to an additional 6.25 percent after the end of each consecutive calendar quarter thereafter, except when otherwise provided by the Board of Directors or the Compensation Committee.
      On October 9, 1997, the Company’s Board of Directors adopted the Emulex Corporation 1997 Stock Option Plan for Non-Employee Directors (the “Director Plan”), which, as amended, allows for a maximum of 1.7 million shares of common stock, and 0.4 million shares were available for grant at July 3, 2005. The Director Plan currently provides that an option to purchase 60 thousand shares of common stock of the Company will be granted to each non-employee director of the Company upon the first date that such director becomes eligible to participate. These options shall be exercisable as to one-third of the shares on each anniversary of the grant if the director is still a director of the Company. In addition, on each yearly

EMULEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 3, 2005, June 27, 2004, and June 29, 2003
anniversary of the date of the initial grant, each eligible director shall automatically be granted an additional option to purchase 20 thousand shares of common stock. These options shall be exercisable as to one-half of the shares on the six month anniversary, one quarter on the nine month anniversary and one quarter on the year anniversary of the grant date. Options granted under the Director Plan are non-qualified stock options. The exercise price per option granted will not be less than the fair market value at the date of grant.
      No option granted under the Director Plan shall be exercisable after the expiration of the earlier of (i) ten years following the date the option is granted or (ii) one year following the date the optionee ceases to be a director of the Company for any reason. Options to purchase 0.1 million shares per year were granted under the Director Plan in 2005, 2004 and 2003.
      Following is a summary of stock option transactions for 2003, 2004 and 2005:

		Weighted
		Average
	Number of	Exercise Price
	Shares	Per Share

Options outstanding at June 30, 2002	9,320,354	$28.56
Granted	1,586,500	23.24
Exercised	(518,358)	6.96
Canceled	(292,276)	28.56

Options outstanding at June 29, 2003	10,096,220	$28.84
Granted	5,022,813	18.32
Exercised	(1,284,754)	8.74
Canceled	(1,461,709)	47.84

Options outstanding at June 27, 2004	12,372,570	$24.41
Granted	3,105,323	11.96
Exercised	(530,565)	8.38
Canceled	(836,864)	26.49

Options outstanding at July 3, 2005	14,110,464	$22.15

      The 5.0 million options granted in 2004 included 2.2 million options that were issued in exchange for the outstanding Vixel options. As of July 3, 2005, June 27, 2004, and June 29, 2003, the number of options exercisable was 9.7 million, 7.3 million, and 6.2 million, respectively, and the weighted average exercise price of those options was $24.60, $25.74 and $28.97, respectively.

Outstanding Options

			Weighted Average
		Weighted Average	Remaining
	Outstanding as of	Exercise Price	Contractual Life
Range of Exercise Prices	July 3, 2005	Per Option	(Years)

$0.28 to $ 10.76	3,233,581	$7.72	6.52
$10.90 to $ 17.47	2,960,125	$14.57	7.19
$17.50 to $ 24.00	3,364,747	$22.33	7.11
$24.22 to $ 34.48	2,826,422	$27.12	6.99
$35.00 to $109.03	1,725,589	$53.66	5.12

$0.28 to $109.03	14,110,464	$22.15	6.73

EMULEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 3, 2005, June 27, 2004, and June 29, 2003

Options Exercisable

		Weighted Average
	Exercisable as of	Exercise Price
Range of Exercise Prices	July 3, 2005	Per Option

$ 0.28 to $ 10.76	1,823,454	$6.04
$10.90 to $ 17.47	1,638,459	$14.83
$17.50 to $ 24.00	2,587,917	$22.41
$24.22 to $ 34.48	1,899,202	$27.51
$35.00 to $109.03	1,712,762	$53.77

$ 0.28 to $109.03	9,661,794	$24.60

Shareholder Rights Plan
      The Company has a Shareholder Rights Plan that provides for Preferred Stock Purchase Rights (“Rights”) that attach to and transfer with each share of common stock. When the Rights become exercisable, each Right entitles the holder to purchase from the Company one unit consisting of 1/100 of a share of Series A Junior Participating Preferred Stock for $300 per unit, subject to adjustment. The Rights become exercisable if (i) a person or group (“Acquiring Person”) has acquired, or obtained the right to acquire, 20 percent or more of the outstanding shares of common stock, (ii) a person becomes the beneficial owner of 30 percent or more of the outstanding shares of common stock, (iii) an Acquiring Person engages in one or more “self-dealing” transactions with the Company or (iv) an event occurs which results in an Acquiring Person’s ownership interest being increased by more than one percent. Upon exercise and payment of the purchase price for the Rights, the Rights holder (other than an Acquiring Person) will have the right to receive Company common stock (or, in certain circumstances, cash, property or other securities of the Company) equal to two times the purchase price. The Company is entitled to redeem the Rights at any time prior to the expiration of the Rights in January 2009, or 10 days following the time that a person has acquired beneficial ownership of 20 percent or more of the shares of common stock then outstanding. The Company is entitled to redeem the Rights in whole, but not in part, at a price of $0.01 per Right, subject to adjustment.
Note 13 — Income Taxes
      The components of income tax expense are as follows:

	2005	2004	2003

	(In thousands)
Federal:
Current	$25,723	$18,101	$8,105
Deferred	12,413	17,019	26,871
State:
Current	3,162	4,076	4,609
Deferred	(1,149)	(1,199)	649
Foreign:
Current	72	65	28

	$40,221	$38,062	$40,262

EMULEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 3, 2005, June 27, 2004, and June 29, 2003
      The income tax expense in 2005, 2004 and 2003 included charges recorded directly to additional paid-in capital in the amounts of $1.9 million, $9.5 million and $4.1 million, respectively, for current year tax benefits related to exercises of stock options under the Company’s stock option plans.
      Income (loss) before income taxes consists of the following:

	2005	2004	2003

	(In thousands)
Domestic	$111,570	$(494,481)	$105,857
Foreign	240	221	94

Total	$111,810	$(494,260)	$105,951

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	2005	2004

	(In thousands)
Deferred tax assets:
Capitalization of inventory costs	$516	$224
Reserves not currently deductible	9,150	7,887
Deferred compensation	1,680	992
Net operating loss carryforwards	25,725	43,442
General business and state credit carryforwards	11,523	17,719
Capitalized research and development expenditures	764	2,349
Alternative minimum tax credit carryforwards	4,031	4,031
Other	1,213	247

Total gross deferred tax assets	54,602	76,891
Less valuation allowance	(931)	—

Deferred tax assets, net of valuation allowance	53,671	76,891

Deferred tax liabilities:
Various state taxes	2,987	2,571
Intangible — Customer Relationships	9,350	13,366
Intangible — Core technology and patents	23,360	32,201
Depreciation	2,663	848
Intangible — Other	231	1,561

Total gross deferred tax liabilities	38,591	50,547

Net deferred tax asset	$15,080	$26,344

      Based on the Company’s historical and anticipated future pre-tax results of operations, management believes it is more likely than not that the Company will realize the benefit of the $15.1 million net deferred tax asset existing as of July 3, 2005. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement earnings from operations to fully realize recorded tax benefits.

EMULEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 3, 2005, June 27, 2004, and June 29, 2003
      The Company has $2.5 million of capital loss carryforwards available at July 3, 2005. If unused, $0.2 million and $2.3 million of the carryforward would expire in 2007 and 2010, respectively. Management believes it is more likely than not that the Company will not be able to generate sufficient capital gain income to realize these benefits prior to the expiration of these capital loss carryforwards. Therefore, a valuation allowance of $0.9 million has been recorded in the year 2005. The current year valuation allowance was established against capital loss carryforwards of $2.3 million that the Company generated during the 2005 year and $0.2 million in the 2002 year.
      The actual income tax expense (benefit) on pretax income (loss) before income taxes differs from expected federal income tax expense (benefit) for the following reasons:

	2005	2004	2003

	(In thousands)
Expected income tax expense (benefit) at 35 percent	$39,133	$(172,991)	$37,083
State income tax expense, net of federal tax benefit	1,240	3,234	4,032
Impairment of goodwill	383	204,225	—
In-process research and development expenditures	—	3,990	—
Change in valuation allowance allocated to income tax expense	931	—	—
Extraterritorial income exclusion	(142)	(855)	(681)
Research and other credits	(1,706)	(782)	(1,924)
Other, net	382	1,241	1,752

	$40,221	$38,062	$40,262

      At July 3, 2005, the Company had federal and state net operating loss carryforwards of $72.7 million and $3.0 million, respectively, which are available to offset future federal and state taxable income. If unused, the federal net operating loss carryforwards will expire during the years 2012 through 2023, and the state net operating loss carryforwards will begin to expire in 2008. Included in these amounts are a Vixel Corporation federal net operating loss carryforward of $72.3 million and a Giganet, Inc. federal net operating loss carryforward of $0.4 million. The annual utilization of these net operating loss carryforwards is limited due to restrictions imposed under federal law due to a change in ownership.
      At July 3, 2005, the Company had federal and state research and experimentation credit carryforwards of $4.1 million and $7.2 million, which are available to reduce federal and state income taxes. If unused, the federal carryforwards expire during the years 2024 and 2025, and certain state carryforwards will begin to expire in 2017. For federal purposes, the Company has alternative minimum tax credit carryforwards of approximately $4.0 million, which are available for carryforward indefinitely, and $0.1 million of foreign tax credit carryforwards available through 2014.
      The Internal Revenue Service has substantially completed its audit of the Company’s Federal Income tax return for the taxable year ending July 1, 2001. As a result of the audit, the net operating loss carryforward of the Company was reduced by $0.6 million. The Company is currently undergoing various state income tax audits. Management does not expect a material impact on the Company’s consolidated financial statements, as a result of these examinations.

EMULEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 3, 2005, June 27, 2004, and June 29, 2003

Note 14	Revenue by Product Families, Geographic Area and Significant Customers
      Revenues by Product Families:
      The Company designs and markets two major distinct product families, high-speed Fibre Channel products, and IP networking products, within one industry segment. The Company’s other products, which have all entered end-of-life, consist primarily of printer servers and network access products.

	2005	2004	2003

	(In thousands)
Net revenues:
Fibre Channel	$375,569	$363,871	$304,596
IP networking	65	529	2,408
Other	19	22	1,204

Total net revenues	$375,653	$364,422	$308,208

      Revenues by Geographic Area:
      The Company’s net revenues by geographic area based on bill-to location are:

	2005		2004		2003

	(In thousands)
United States	$205,633	55%	$205,390	56%	$185,195	60%
Pacific Rim Countries	56,550	15%	36,259	10%	21,537	7%
Europe and rest of world	113,470	30%	122,773	34%	101,476	33%

	$375,653	100%	$364,422	100%	$308,208	100%

      In 2005, 2004 and 2003 net revenues to the United Kingdom, based on bill-to location, were 12 percent, 13 percent and 14 percent, respectively, and no other country in the Pacific Rim, Europe or the rest of the world accounted for more than 10 percent of net revenues during these periods.
      Significant Customers:
      The following table represents direct sales to customers accounting for greater than 10 percent of the Company’s net revenues or customer accounts receivable accounting for greater than 10 percent of the Company’s accounts receivable. Amounts not presented were less than 10 percent.

				Accounts
	Net Revenues			Receivable

	2005	2004	2003	2005	2004

Hewlett-Packard	12%	18%	23%	—	13%
IBM	31%	24%	23%	41%	31%
Info-X	17%	12%	—	20%	18%
      In addition to direct sales, some of the Company’s larger OEM customers purchased or marketed products indirectly through distributors, resellers, or other third parties. Customers with total direct and

EMULEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 3, 2005, June 27, 2004, and June 29, 2003
indirect revenues, including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties, of more than 10 percent were as follows:

	Net Revenues

	2005	2004	2003

EMC	20%	24%	22%
Hewlett-Packard	14%	20%	23%
IBM	31%	24%	26%

Note 15 —	Net Income (Loss) per Share
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

	2005	2004	2003

	(In thousands, except per share data)
Numerator:
Net income (loss)	$71,589	$(532,322)	$65,689
Adjustment for interest expense on convertible subordinated notes, net of tax	2,685	—	3,416

Numerator for diluted net income (loss) per share	$74,274	$(532,322)	$69,105

Denominator:
Denominator for basic net income (loss) per share — weighted average shares outstanding	82,819	82,293	82,051
Effect of dilutive securities:
Dilutive options outstanding	1,384	—	1,579
Dilutive common shares from assumed conversion of convertible notes convertible subordinated notes	8,767	—	4,284

Denominator for diluted net income (loss) per share — adjusted weighted average shares	92,970	82,293	87,914

Basic net income (loss) per share	$0.86	$(6.47)	$0.80

Diluted net income (loss) per share	$0.80	$(6.47)	$0.79

Antidilutive options excluded from the computations	8,944	12,373	6,696

Antidilutive common shares from assumed conversion of outstanding convertible subordinated notes excluded from the calculation	—	12,697	—

Average market price of common stock	$14.79	$23.80	$19.71

EMULEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 3, 2005, June 27, 2004, and June 29, 2003
      The antidilutive options were excluded from the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares during 2005 and 2003. As the Company recorded a net loss in 2004, all outstanding stock options and potential common shares associated with the Company’s convertible subordinated notes were excluded in 2004, as the effect would have been antidilutive.

Note 16 —	Quarterly Financial Data (Unaudited)
      Selected quarterly financial data for 2005 and 2004 is as follows:

					Diluted Net
					Income
	Net		Net Income		(Loss) Per
	Revenues	Gross Profit	(Loss)		Share

	(In thousands, except per share data)
2005:
Fourth quarter	$108,177	$68,733	$25,301		$0.28
Third quarter	102,580	65,134	17,788		0.20
Second quarter	91,671	58,125	14,201		0.16
First quarter	73,225	43,979	14,299		0.16	(1)

Total	$375,653	$235,971	$71,589

2004:
Fourth quarter	$86,438	$54,142	$(572,853	)(2)	$(6.97	)(1)
Third quarter	99,038	62,664	14,328		0.16	(1)
Second quarter	94,369	59,563	3,615		0.04	(1)
First quarter	84,577	56,250	22,588		0.27

Total	$364,422	$232,619	$(532,322)

(1)	Amounts have been restated from previously reported information to comply with the issuance of EITF 04-08.

(2)	Includes an impairment of goodwill charge of $583.5 million. See note 7 for additional information.

CONSOLIDATED FINANCIAL STATEMENT
SCHEDULE OF EMULEX CORPORATION AND SUBSIDIARIES

Schedule II
EMULEX CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years ended July 3, 2005, June 27, 2004, and June 29, 2003
(In thousands)

		Additions		Amounts
	Balance at	Charged to		Charged		Balance
	Beginning	Costs and	Additions—	Against	Reductions—	at End
Classification	of Period	Expenses	Other(1)	Reserve	Other(2)	of Period

Year ended July 3, 2005:
Allowance for doubtful accounts	$2,081	$—	$—	$162	$—	$1,919

Sales returns, allowances and reserves	$3,206	$16,438	$—	$16,202	$—	$3,442

Warranty reserve	$4,046	$3,043	$—	$3,004	$—	$4,085

Year ended June 27, 2004:
Allowance for doubtful accounts	$1,844	$141	$108	$12	$—	$2,081

Sales returns, allowances and reserves	$1,897	$12,118	$—	$10,809	$—	$3,206

Warranty reserve	$2,349	$2,880	$853	$2,036	$—	$4,046

Year ended June 29, 2003:
Allowance for doubtful accounts	$1,597	$248	$—	$1	$—	$1,844

Sales returns, allowances and reserves	$540	$5,584	$—	$4,227	$—	$1,897

Warranty reserve	$2,244	$1,642	$—	$1,154	$383	$2,349

(1)	Represents the acquisition of Vixel Corporation

(2)	Change in estimate for preexisting warranties, including expirations.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMULEX CORPORATION

Date: September 15, 2005	By: /s/ Paul F. Folino Paul F. Folino Chairman of the Board and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 15, 2005.

Signature	Title

Principal Executive Officer:

/s/ Paul F. Folino (Paul F. Folino)	Chairman of the Board and Chief Executive Officer

Principal Financial and Accounting Officer:

/s/ Michael J. Rockenbach (Michael J. Rockenbach)	Exec. Vice President, Chief Financial Officer, Secretary and Treasurer

/s/ Fred B. Cox (Fred B. Cox)	Director and Chairman Emeritus

/s/ Michael P. Downey (Michael P. Downey)	Director

/s/ Bruce C. Edwards (Bruce C. Edwards)	Director

/s/ Robert H. Goon (Robert H. Goon)	Director

/s/ Don M. Lyle (Don M. Lyle)	Director

/s/ Dean A. Yoost (Dean A. Yoost)	Director

EXHIBIT INDEX

Exhibit No.		Description of Exhibit

3.1		Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).
3.2		Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).
3.3		Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 30, 2005).
3.4		Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).
4.1		Rights Agreement, dated January 19, 1989, as amended (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).
4.2		Certificate regarding extension of Final Expiration Date of Rights Agreement dated January 18, 1999 (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-3, filed on May 17, 1999).
4.3		Form of 0.25% Convertible Subordinated Note due December 15, 2023 (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).
4.4		Indenture between the Company, as Issuer, and U.S. Bank National Association, as Trustee, dated December 12, 2003, related to the Company’s 0.25% Convertible Subordinated Notes due December 15, 2023 (incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).
4.5		Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation dated December 12, 2003, related to the Company’s 0.25% Convertible Subordinated Notes due December 15, 2023 (incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).
10	.1*	Giganet, Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed March 2, 2001).
10	.2*	Emulex Corporation Employee Stock Option Plan, as amended (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 21, 2002).
10	.3*	Emulex Corporation 1997 Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 18, 2004).
10	.4*	Emulex Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix D to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 18, 2004).
10	.5*	Emulex Corporation 2004 Employee Stock Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 18, 2004).
10.6		Standard Commercial Lease between the Flatley Company and Giganet, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s 2001 Annual Report on Form 10-K).
10	.7*	Form of Key Employee Retention Agreement to which the following executive officers of the Company are a party: James M. McCluney, Kirk D. Roller, William F. Gill, Sadie A. Herrera, Marshall D. Lee, Karen Mulvany, Michael J. Rockenbach and Michael E. Smith (incorporated by reference to Exhibit 10.8 to the Company’s quarterly report on Form 10-Q for the quarterly period ended December 26, 2004).
10	.8*	Key Employee Retention Agreement with Paul F. Folino (incorporated by reference to Exhibit 10.7 of the Company’s quarterly report on Form 10-Q for the quarterly period ended December 26, 2004).

Exhibit No.		Description of Exhibit

10.9		Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current Report on Form 8-K filed May 17, 2005).
10.10		Real Estate Lease dated September 12, 2000, between LM Venture, LLC and Emulex Corporation (incorporated by reference to Exhibit 10.22 to the Company’s 2003 Annual Report on Form 10-K).
10.11		First Amendment to Lease (amendment dated February 8, 2001), between LM Venture LLC and Emulex Corporation (incorporated by reference to Exhibit 10.23 to the Company’s 2003 Annual Report on Form 10-K).
10	.12*	Vixel Corporation Amended and Restated 1995 Stock Option Plan incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Registration Statement on Form S-1 of Vixel Corporation (File No. 333-81347), filed on August 16, 1999).
10	.13*	Vixel Corporation 1999 Equity Incentive Plan (as amended) (incorporated by reference to Exhibit 10.23 of Amendment No. 1 to the Registration Statement on Form S-1 of Vixel Corporation (File No. 333-81347), filed on August 16, 1999).
10	.14*	Vixel Corporation 2000 Non-Officer Equity Incentive Plan (incorporate reference to Exhibit 99.1 of the Registration Statement on Form S-8/S-3 of Vixel Corporation (File No. 333-39000), filed on June 9, 2000).
10.15		First Amendment to Standard Commercial Lease (amendment dated July 1, 2004) between the Flatley Company and Emulex Design & Manufacturing Corporation, successor-in-interest to Giganet, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s 2004 Annual Report on Form 10-K).
10	.16*	Form of Director Stock Option Agreement and related Form of Grant Summary for grants made pursuant to the 1997 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 30, 2005).
10	.17*	Form of Incentive Stock Option Agreement for grants made pursuant to the Employee Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 30, 2005).
10	.18*	Form of Non-Qualified Stock Option Agreement for grants made pursuant to the Employee Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 30, 2005).
10	.19*	Form of Incentive Stock Option Agreement for grants made pursuant to the 2004 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed August 30, 2005).
10	.20*	Form of Non-Qualified Stock Option Agreement for grants made pursuant to the 2004 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed August 30, 2005).
10	.22*	Form of Notice of Grant of Stock Options and Stock Option Agreement for grants made pursuant to both the Employee Stock Option Plan and 2004 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed August 30, 2005).
10.23		Office lease Agreement dated August 25, 2005 by and between 24000 Development, LLC and Emulex Design & Manufacturing Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 31, 2005).
10	.24*	Description of Compensation Arrangements with Non-Employee Directors.
10	.25*	Description of Compensation Arrangements for Certain Executive Officers.
10	.26*	Executive Bonus Plan of Emulex Corporation.
21		List of the Company’s subsidiaries.
23		Consent of Independent Registered Public Accounting Firm.

Exhibit No.		Description of Exhibit

31	A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14 (a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31	B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14 (a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensation plan or arrangement.