Form 10-Q
period 2005-10-02
EMULEX CORP /DE/
filed 2005-11-14
CIK 350917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 2, 2005
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2005, the registrant had 83,679,059 shares of common stock outstanding.

EMULEX CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	October 2,	July 3,
	2005	2005

Assets

Current assets:
Cash and cash equivalents	$75,468	$120,317
Investments	431,461	346,675
Accounts and other receivables, net	61,950	47,730
Inventories, net	22,790	36,266
Prepaid expenses	4,878	4,508
Deferred income taxes	28,470	28,961

Total current assets	625,017	584,457

Property and equipment, net	64,418	65,976
Investments	42,056	54,936
Intangibles, net	89,217	95,806
Other assets	715	606

	$821,423	$801,781

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$20,657	$29,778
Accrued liabilities	19,483	21,505
Income taxes payable	19,825	25,361

Total current liabilities	59,965	76,644

Convertible subordinated notes	233,831	233,382
Deferred income taxes and other	22,031	14,164

Total liabilities	315,827	324,190

Commitments and contingencies (notes 7 and 8)

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	—	—
Common stock, $0.10 par value; 240,000,000 shares authorized; 83,676,521 and 83,201,002 issued and outstanding at October 2, 2005, and July 3, 2005, respectively	8,368	8,320
Additional paid-in capital	952,659	944,545
Deferred compensation	—	(3,407)
Accumulated deficit	(455,431)	(471,867)

Total stockholders’ equity	505,596	477,591

	$821,423	$801,781

See accompanying notes to the condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	October 2,	September 26,
	2005	2004

Net revenues	$104,379	$73,225
Cost of sales	38,149	29,246

Gross profit	66,230	43,979

Operating expenses:
Engineering and development	21,855	20,197
Selling and marketing	7,957	7,424
General and administrative	5,944	(421)
Amortization of intangibles	6,384	6,547
Impairment of goodwill	—	1,793

Total operating expenses	42,140	35,540

Operating income	24,090	8,439

Nonoperating income:
Interest income	3,746	3,034
Interest expense	(624)	(1,347)
Gain on repurchase of convertible subordinated notes	—	13,090
Other income (expense), net	(2)	(10)

Total nonoperating income	3,120	14,767

Income before income taxes	27,210	23,206

Income tax provision	10,774	8,907

Net income	$16,436	$14,299

Net income per share:
Basic	$0.20	$0.17

Diluted	$0.19	$0.16

Number of shares used in per share computations:
Basic	83,398	82,561

Diluted	90,825	94,716

See accompanying notes to the condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	October 2,	September 26,
	2005	2004

Cash flows from operating activities:
Net income	$16,436	$14,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,130	3,297
Amortization of discount on 0.25% convertible subordinated notes	449	895
Gain on repurchase of convertible subordinated notes	—	(13,090)
Insurance recovery on shareholder litigation settlements	—	(4,399)
Stock-based compensation	4,833	1,285
Amortization of intangibles	6,384	6,547
Impairment of goodwill	—	1,793
Loss on disposal of property and equipment	15	4
Deferred income taxes	8,372	8,187
Changes in assets and liabilities:
Accounts and other receivables	(14,220)	23,404
Inventories	13,630	6,814
Prepaid expenses and other assets	(479)	(390)
Accounts payable and accrued liabilities	(11,157)	(7,911)
Income taxes payable	(5,536)	(88)

Net cash provided by operating activities	22,857	40,647

Cash flows from investing activities:
Additions to property and equipment	(2,587)	(3,212)
Net decrease in restricted cash related to the construction escrow account	—	23
Purchases of investments	(529,887)	(102,363)
Maturities of investments	457,981	118,321

Net cash (used in) provided by investing activities	(74,493)	12,769

Cash flows from financing activities:
Proceeds from issuance of common stock under stock option plans	5,433	1,526
Repurchase of convertible subordinated notes	—	(137,206)
Excess tax benefits from stock-based payment arrangements	1,354	145

Net cash provided by (used in) financing activities	6,787	(135,535)

Net decrease in cash and cash equivalents	(44,849)	(82,119)
Cash and cash equivalents at beginning of period	120,317	192,137

Cash and cash equivalents at end of period	$75,468	$110,018

Supplemental disclosures:
Cash paid during the period for:
Interest	$1	$151
Income taxes	6,845	664
See accompanying notes to the condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
1.	Summary of Significant Accounting Policies and Basis of Presentation

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly its financial position as of October 2, 2005 and July 3, 2005, and its condensed consolidated statements of income and cash flows for the three months ended October 2, 2005 and September 26, 2004. Interim results for the three months ended October 2, 2005, are not necessarily indicative of the results that may be expected for the year ending July 2, 2006. The interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2005. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

New and Recently Adopted Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs.” SFAS No. 151 requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current-period charges regardless of whether they meet the criteria of “so abnormal” as provided in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing.” In addition, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company has applied the provisions of SFAS No. 151 to the inventory costs prospectively from July 4, 2005. The adoption of SFAS No. 151 did not have a significant impact on the Company’s consolidated results of operations for the three months ended October 2, 2005 or financial position at October 2, 2005.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effect or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In September 2005, the FASB reached a final consensus on Emerging Issues Task Force (“EITF”) Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” (EITF 04-13 concludes that two or more legally separated exchange transactions with the same counterparty should be combined and considered as a single arrangement for purposes of applying APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” when the transactions were entered into “in contemplation” of one another. The consensus contains several indicators to be considered in assessing whether two transactions are entered into in contemplation of one another. If, based on consideration of the indicators and the substance of the arrangement, two transactions are combined and considered a single arrangement, an exchange of finished goods inventory for either raw material or work-in-process should be accounted for at fair value. The provisions of EITF 04-13 are applied to transactions completed in reporting periods beginning after March 15, 2006.

In November 2003, the EITF reached an interim consensus on EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” to require additional disclosure requirements for securities classified as available-for-sale or held-to-maturity for fiscal years ending after December 15, 2003. In March 2004, the EITF reached a final consensus on this Issue, to provide additional guidance, which companies must follow in determining whether investment securities have an impairment which should be considered other-than-temporary. In November 2005, the FASB issued FASB Staff Position (“FSP”) SFAS No. 115-1 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP provides further guidance on the determination as to when an investment is considered impaired, whether the impairment is other than temporary and the measurement of an impairment loss. The FSP is effective for reporting periods beginning after December 15, 2005. EITF 03-01 and FSP No. 115-1 and No. 124-1 are not expected to have a significant impact on the carrying value of the Company’s investments.

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payment,” or SFAS No. 123(R). Effective July 4, 2005, the Company adopted SFAS No. 123(R), using the modified prospective application transition method which provides for only current and future period stock-based awards to be measured and recognized at fair value. See note 9 for additional information.

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

In connection with the preparation of Vixel Corporation’s tax return in the first quarter of fiscal 2005, the Company revised estimates and discovered errors related to the deferred tax assets of Vixel Corporation (acquired in November 2003). As a result, the Company recorded a $1.8 million impairment of goodwill in the three months ended September 26, 2004. The Company does not believe that this $1.8 million impairment of goodwill was material to fiscal 2005 operations or financial results. Excluding this adjustment, net income for the three months ended September 26, 2004, would have been $16.1 million.

3.	Inventories

Inventories, net, are summarized as follows:

	October 2,	July 3,
	2005	2005
	(in thousands)
Raw materials	$6,728	$20,269
Finished goods	16,062	15,997

	$22,790	$36,266

4.	Intangibles, net

Intangibles, net, are as follows:

	October 2,	July 3,
	2005	2005
	(in thousands)
Intangible assets subject to amortization:
Core technology and patents	$98,639	$98,742
Accumulated amortization, core technology and patents	(42,777)	(39,216)
Developed technology	9,324	9,341
Accumulated amortization, developed technology	(4,380)	(3,818)
Customer relationships	37,892	37,962
Accumulated amortization, customer relationships	(14,262)	(12,415)
Tradename	4,960	4,969
Accumulated amortization, tradename	(1,335)	(1,161)
Covenants not-to-compete	3,075	3,081
Accumulated amortization, covenants not-to-compete	(1,919)	(1,679)

Intangible assets subject to amortization	$89,217	$95,806

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
The intangible assets subject to amortization are being amortized on a straight-line basis over lives ranging from two to seven years. Aggregated amortization expense for these intangibles for the three months ended October 2, 2005, and September 26, 2004 was $6.4 million and $6.5 million, respectively. For the following five full fiscal years aggregated amortization expense is expected to be (in thousands):

2006	$25,452
2007	$24,884
2008	$20,949
2009	$11,894
2010	$8,518
5.	Other Assets

Components of other assets are as follows:

	October 2,	July 3,
	2005	2005
	(in thousands)
Deferred debt issuance costs-convertible subordinated notes, net	$126	$151
Long-term prepaid assets	516	354
Refundable deposits	73	101

	$715	$606

6.	Accrued Liabilities
Components of accrued liabilities are as follows:

	October 2,	July 3,
	2005	2005
	(in thousands)
Payroll and related costs	$8,321	$8,204
Warranty reserves	3,606	4,085
Deferred revenue, sales returns and allowances	2,755	3,442
Accrued advertising and promotions	1,776	1,674
Accrued property, sales, franchise and related taxes	1,538	1,280
Other	1,487	2,820

	$19,483	$21,505

The Company provides a warranty of between one and five years on its Fibre Channel, Internet Protocol and other networking products. The Company records a provision for estimated warranty-related costs based on historical product returns and the Company’s expected future cost of fulfilling its warranty obligations.

Changes to the warranty reserve were:

	Three Months Ended
	October 2,	September 26,
	2005	2004
	(in thousands)
Balance at beginning of period	$4,085	$4,046
Additions to costs and expenses	699	486
Amounts charged against reserve	(1,178)	(583)

Balance at end of period	$3,606	$3,949

7.	Convertible Subordinated Notes

In 2002, the Company completed a $345.0 million private placement of 1.75 percent convertible subordinated notes due February 1, 2007. These notes were convertible by the holder at any time into shares of the Company’s common stock at the conversion price of $53.84 per share, subject to the potential adjustments described in the terms of the notes issued. The Company incurred associated issuance costs of approximately $11.0 million. Beginning in the three months ended September 29, 2002 through July 3, 2005, the Company

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
repurchased all of the outstanding $345.0 million face value of its 1.75 percent convertible subordinated notes for approximately $315.9 million, resulting in a net pre-tax gain of approximately $31.1 million recorded in prior periods. The repurchased notes were cancelled leaving no 1.75 percent convertible notes outstanding at October 2, 2005 and July 3, 2005.

In 2004, the Company completed a $517.5 million private placement of 0.25 percent contingently convertible subordinated notes due December 15, 2023. Interest is payable in cash on June 15 and December 15 of each year beginning June 15, 2004. Under the terms of the offering, the notes will be convertible into shares of the Company’s common stock at a price of $43.20 per share at the option of the holder upon the occurrence of any of the following:
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
The notes will mature in December 2023 and may not be called by the Company prior to December 20, 2008. Holders of the notes may require the Company to purchase the notes for cash by giving written notice within the 20 business days prior to each of December 15, 2006, December 15, 2008, December 15, 2013 or December 15, 2018 or upon a change in control. The Company incurred total associated bankers’ fees of approximately $11.6 million, which were recorded as a reduction to the proceeds from the issuance of the notes and will be accreted over the effective life of the notes, as well as $0.7 million of other associated debt issuance costs, which have been included in other assets and will also be amortized over the effective life of the notes. The effective life of the Company’s 0.25 percent contingent convertible subordinated notes due 2023 is three years, which is the period up to the first date that the holders can require us to repurchase the notes.

As previously authorized by the Board of Directors, during the three months ended September 26, 2004, the Company repurchased approximately $153.0 million of its 0.25 percent convertible subordinated notes at a discount to face value, spending approximately $137.2 million. The resulting net pre-tax gain of $13.1 million from the repurchase of these 0.25 percent convertible subordinated notes was recorded in the three months ended September 26, 2004. The repurchased notes were cancelled.

Throughout the remainder of fiscal 2005, the Company repurchased approximately $128.5 million of its 0.25 percent convertible subordinated notes at a discount to face value, spending approximately $119.3 million. The resulting net pre-tax gain of $7.7 million from the repurchase of these 0.25 percent convertible subordinated notes was recorded in subsequent periods throughout fiscal 2005. The repurchased notes were cancelled, leaving 0.25 percent convertible subordinated notes outstanding at October 2, 2005 with a face value of approximately $236.0 million that, if converted, would result in the issuance of approximately 5.5 million shares.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
8.	Commitments and Contingencies

Litigation

On November 15, 2001, prior to the Company’s acquisition of Vixel Corporation, a securities class action was filed in the United States District Court in the Southern District of New York as Case No. 01 CIV. 10053(SAS), Master File No. 21 MC 92 (SAS) against Vixel and two of its officers and directors and certain underwriters who participated in the Vixel initial public offering in late 1999. The amended complaint alleges violations under Section 10(b) of the Exchange Act and Section 11 of the Securities Act and seeks unspecified damages on behalf of persons who purchased Vixel stock during the period October 1, 1999 through December 6, 2000. In October 2002, the parties agreed to toll the statute of limitations with respect to Vixel’s officers and directors until September 30, 2003, and on the basis of this agreement, Vixel’s officers and directors were dismissed from the lawsuit without prejudice. During June 2003, Vixel and the other issuer defendants in the action reached a tentative settlement with the plaintiffs that would, among other things, result in the dismissal with prejudice of all claims against the defendants and their officers and directors. In connection with the possible settlement, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements so that they would not expire prior to any settlement being finalized. Although Vixel approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the court. On August 31, 2005, a Preliminary Order In Connection With Settlement Proceedings was issued which among other items, sets a date for a Settlement Fairness Hearing, and the form of notice to the Settlement Classes of the Issuers’ Settlement Stipulation. The Company believes the final resolution of this litigation will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

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

Other Commitments and Contingencies

The Company has entered into purchase agreements for key inventory components, and as of October 2, 2005, the Company’s remaining purchase obligation for these key components was $2.5 million. Other inventory purchase obligations of the Company as of October 2, 2005 were $26.5 million.

9.	Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment,” or SFAS No. 123(R). SFAS No. 123(R) requires that the compensation cost related to share-based payment transactions, measured based on the fair value of the equity or liability instruments issued, be recognized in the financial statements. The adoption of SFAS No. 123(R) is required in fiscal years beginning after June 15, 2005. Determining the fair value of options using the Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the grant date.

For the three months ended September 26, 2004, the Company accounted for its stock-based awards to employees using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25 and related Interpretations. Stock-based awards to non-employees, if any, were recorded using the fair value method. Had the Company determined compensation cost based on the fair value at the grant date for all its stock options under SFAS No. 123, “Accounting for Stock Based Compensation,” the Company’s net income would have been the pro forma amounts indicated below (in thousands, except per share data):

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Three Months Ended
September 26,
2004
Net income as reported	$14,299
Add: total employee stock-based compensation expense included in net income as reported, net of related tax effects	931
Deduct: Total employee stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(6,900)

Pro forma net income	$8,330

Pro forma net income per share:
Basic — as reported	$0.17

Basic — pro forma	$0.10

Diluted — as reported	$0.16

Diluted — pro forma	$0.10

The fair value of each option granted during the three months ended September 26, 2004, was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended
September 26,
2004
Risk-free interest rate	2.9%
Stock volatility	84.0%
Dividend yield	0.0%
Average expected lives (years)	2.8
Weighted-average fair value per option granted	$5.34
Effective July 4, 2005, the Company adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective application transition method which provides for only the current and future period stock-based awards to be measured and recognized at fair value. Previously, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. As a result of the adoption of SFAS No. 123(R) such tax benefits are reported as a financing cash inflow rather than as a reduction of taxes paid. Prior period amounts have been retrospectively adjusted to conform to this presentation.

At October 2, 2005, the Company had four stock-based payment plans for employees and Directors, which are described below. Amounts recognized in the financial statements with respect to these plans are as follows:

Three Months Ended
October 2,
2005
(in thousands)
Total cost of stock-based payment plans during the period	$4,987
Amounts capitalized in inventory and fixed assets during the period	(154)
Amounts recognized in income for amounts previously capitalized in inventory and fixed assets	—

Amounts charged against income, before income tax benefit	$4,833

Amount of related income tax benefit recognized in income	$1,001

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Employee Stock Option Plans

The Company’s Employee Stock Option Plan (the “Plan”), which is shareholder approved, permits the grant of stock options and nonvested shares to its domestic and international employees for up to 33.7 million shares of common stock. Stock option awards are granted with an exercise price not less than the fair market value of the Company’s stock at the date of grant; these stock option awards generally vest based on either three or four years of continuous service and have either a six or 10-year contractual term. Certain stock option awards provide for accelerated vesting if there is a change in control (as defined in the Plan). As of October 2, 2005, there are 944,997 options available for future award grants.

The Company’s 2004 Employee Stock Incentive Plan (the “2004 Plan”), which is shareholder approved, permits the grant of stock options and restricted (nonvested) or unrestricted shares to its employees for up to 2,000,000 shares of common stock. The purchase price for the shares subject to any option granted under the 2004 Plan shall not be less than 100 percent of the fair market value of the shares of common stock of the Company on the date the option is granted. These stock option awards generally vest based on either three or four years of continuous service and have either a six or 10-year contractual term. As of October 2, 2005, there are 534,195 options available for future award grants.

Options granted under the Plan and options granted under the 2004 Plan prior to August 2005 have a 10-year contractual term and become exercisable on a cumulative basis as to 25 percent of the total number of shares covered by the option one year from the date the option is granted with an additional 6.25 percent after the end of each consecutive calendar quarter thereafter, except when otherwise provided by the Board of Directors or the Compensation Committee. Beginning with awards granted in August 2005, each option granted generally has a six-year contractual term and becomes exercisable on a cumulative basis as to 30 percent of the total number of shares covered by the option one year from the date the option is granted with an additional 7.5 percent after the end of each of the next four consecutive calendar quarters and an additional 10 percent after the end of each of the next four consecutive quarters thereafter, except when otherwise provided by the Board of Directors or the Compensation Committee.

The Company’s 1997 Stock Option Plan for Non-Employee Directors (the “Director Plan”), which as amended, allows for a maximum of 1,730,000 shares of common stock to be issued. The Director Plan currently provides that an option to purchase 60,000 shares of common stock of the Company will be granted to each non-employee director of the Company upon the first date that such director becomes eligible to participate. These options shall be exercisable as to one-third of the shares on each anniversary of the grant if the director is still a director of the Company. In addition, on each yearly anniversary of the date of the initial grant, each eligible director shall automatically be granted an additional option to purchase 20,000 shares of common stock. These options shall be exercisable as to one-half of the shares on the six month anniversary, one quarter on the nine month anniversary and one quarter on the year anniversary of the grant date. Options granted under the Director Plan are non-qualified stock options. The exercise price per option granted will not be less than the fair market value at the date of grant. No option granted under the Director Plan shall be exercisable after the expiration of the earlier of (i) ten years following the date the option is granted or (ii) one year following the date the optionee ceases to be a director of the Company for any reason. As of October 2, 2005, there are 295,000 options available for future award grants.

The Company’s Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by the Board of Directors and approved by the stockholders in 2000 and became effective on January 1, 2001. Under the Purchase Plan, employees of the Company who elect to participate have the right to purchase common stock at a 15 percent discount from the lower of the market value of the common stock at the beginning or the end of each six month offering period. The Purchase Plan permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from their salary an amount up to 10 percent of their compensation (which amount may be increased from time to time by the Company but may not exceed 15% of compensation). No employee may purchase more than $25,000 worth of common stock (calculated at the time the purchase right is granted) or 1,000 shares in any calendar year. The Compensation Committee of the Board of Directors administers the Purchase Plan. The Company has reserved a total of 1,950,000 shares of common stock for issuance under the Purchase Plan. As of October 2, 2005, there are 1,131,844 shares available for future purchases under the Purchase Plan.

The fair value of each stock option award and purchases under the Plan, the 2004 Plan, the Director Plan and the Purchase Plan are estimated on the date of grant using the Black-Scholes option-pricing model based on the market price of the underlying common stock as of the date of grant, the expected term and expected risk-free interest rates. This model requires subjective assumptions, including expected stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the grant date, as well as the market price of the underlying common stock as of the date of grant and expected risk-free interest rates. Expected volatilities are based on methodologies utilizing equal weighting involving both historical periods equal to the expected term and implied volatilities based on traded options to buy the Company’s shares.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the three months ended October 2, 2005, the assumptions utilized to complete the fair value of stock option grants under the Plan, the 2004 Plan and the Director Plan (“All Other Plans”), and the Purchase Plan were:

	All Other Plans	Purchase Plan
Expected volatility	42% - 57%	37%
Weighted average expected volatility	50%	37%
Expected dividends	—	—
Expected term (in years)	2.0 - 5.0	0.5
Weighted average expected term (in years)	3.25	0.5
Risk-free rate	4.11% - 4.13%	3.9%
A summary of option activity under the plans for the three months ended October 2, 2005 is as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Options	Exercise Price	Term (years)	(in millions)
Balance, July 3, 2005	14,110,464	$22.15
Granted	1,070,039	20.63
Exercised	(378,028)	10.20
Canceled	(420,002)	39.75
Forfeited	(10,813)	18.32

Balance, October 2, 2005	14,371,660	$21.83	6.5	$53.9

Exercisable October 2, 2005	9,454,816	$23.92	5.7	$34.9

As of October 2, 2005, there was $24.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.3 years. The weighted average fair value of option awards granted during the three months ended October 2, 2005 was $8.19.

The total intrinsic value of stock options exercised was $3.8 million during the three months ended October 2, 2005.

As of October 2, 2005, the amount of shares authorized under the Plan, the 2004 Plan, the Directors Plan and the Purchase Plan are sufficient to cover future stock option exercises and the Company issues new shares to satisfy such future exercises. As of October 2, 2005, there are no stock repurchase programs authorized by the Board of Directors.

10.	Earnings per Share

Basic net income per share for the three months ended October 2, 2005 and September 26, 2004 was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share was computed by dividing adjusted net income by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would be outstanding if the dilutive potential common shares from stock option plans and convertible subordinated notes had been issued. The dilutive effect of outstanding stock options is reflected in diluted net income per share by application of the treasury stock method. The dilutive effect of convertible subordinated notes is reflected in diluted net income per share by application of the if-converted method. The following table sets forth the computation of basic and diluted net income per share:

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	Three Months Ended
	October 2,	September 26,
	2005	2004
	(in thousands except per share data)
Numerator:
Net income	$16,436	$14,299
Adjustment for interest expense on convertible subordinated notes, net of tax	376	64

Numerator for diluted net income per share	$16,812	$14,363

Denominator:
Denominator for basic net income per share -weighted average shares outstanding	83,398	82,561
Effect of dilutive securities:
Dilutive options outstanding	1,964	912
Dilutive common shares from assumed conversion of convertible subordinated notes	5,463	11,243
Denominator for diluted net income per share — adjusted weighted average shares outstanding	90,825	94,716

Basic net income per share	$0.20	$0.17

Diluted net income per share	$0.19	$0.16

Antidilutive options excluded from the computations	8,486	10,079

Average market price of common stock	$19.88	$11.24

The antidilutive options were excluded from the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares during the three months ended October 2, 2005 and September 26, 2004. In accordance with EITF 04-08, which was effective December 15, 2004, the diluted net income per share amounts for the three months ended September 26, 2004 have been restated to include the effect of the Company’s contingent convertible subordinated notes.

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
Actual future results could differ materially from those described in the forward-looking statements as a result of a variety of factors, including those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, and, in particular, the subsection entitled “Risk Factors.” These factors include risks related to the fact that the economy generally, and the technology and storage segments specifically, have been in a state of uncertainty making it difficult to determine if past experience is a good guide to the future and making it impossible to determine if markets will grow or shrink in the short term. In the past, our results have been significantly impacted by a widespread slowdown in technology investment that pressured the storage networking market that is the mainstay of our business. A downturn in information technology spending could adversely affect our revenues and results of operations. As a result of this uncertainty, we are unable to predict with any accuracy what future results might be. Other factors affecting these forward-looking statements include, but are not limited to, the following: slower than expected growth of the storage networking market or the failure of our Original Equipment Manufacturer, or OEM, customers to successfully incorporate our products into their systems; our dependence on a limited number of customers and the effects of the loss of, or decrease or delays in orders by, any such customers, or the failure of such customers to make payments; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of our or our OEM customers’ new or enhanced products; the variability in the level of our backlog and the variable booking patterns of our customers; the effects of terrorist activities, natural disasters and resulting political or economic instability; the highly competitive nature of the markets for our products, as well as pricing pressures that may result from such competitive conditions; our ability and the ability of our OEM customers to keep pace with the rapid technological changes in our industry and gain market acceptance for new products and technologies; the effect of rapid migration of customers towards newer, lower cost product platforms; possible transitions from board or box level to application specific integrated circuit, or ASIC, solutions for selected applications; a shift in unit product mix from high-end to lower-end products; a decrease in the average unit selling prices or an increase in the manufactured cost of our products; delays in product development; our reliance on third-party suppliers and subcontractors for components and assembly; any inadequacy of our intellectual property protection or the potential for third-party claims of infringement; inadequacy of our system of internal controls; our ability to attract and retain key technical personnel; our dependence on foreign sales and foreign-produced products; the effect of acquisitions; impairment charges; changes in tax rates or legislation; and changes in accounting standards. Readers should carefully review these cautionary statements since they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends and are in addition to other factors discussed elsewhere in this Form 10-Q, in our filings with the Securities and Exchange Commission or in materials incorporated therein by reference. We caution the reader, however, that these lists of risk factors may not be exhaustive. We expressly disclaim any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances.
Executive Overview
Emulex is a leading supplier of a broad range of advanced storage networking infrastructure solutions. Our products and technologies leverage an adaptable common architecture that extends from deep within the storage array to the server edge of storage networks. Our storage networking solution offerings include host bus adapters, or HBAs, embedded storage switches, storage Input/Output controllers, or IOCs, and storage area network, or SAN, storage switch products. HBAs are the data communication products that enable servers to connect to storage networks by offloading communication-processing tasks as information is delivered and sent to the storage network. Embedded storage switches and IOCs are deployed inside storage arrays, tape libraries and other storage appliances, delivering improved performance and reliability and storage connectivity. The world’s largest storage and server OEMs rely on our highly flexible common architecture to establish a robust foundation for cost-effectively integrating a wide array of storage protocols, standards and speeds.
We rely almost exclusively on OEMs and sales through distribution channels for our revenue. Our OEM customers include the world’s leading server and storage providers, including Bull, Dell, EMC, Engenio, Fujitsu Ltd., Fujitsu Siemens, Hewlett-Packard, Hitachi Data Systems, IBM, NEC, Network Appliance, Quantum, Sun Microsystems, Unisys and Xyratex. Our distribution partners include ACAL, Avnet, Bell Microproducts, Info-X, Netmarks, Tech Data and Tokyo Electron. The market for storage networking infrastructure solutions is concentrated among large OEMs and, as such, a significant portion of our revenues are generated from sales to a limited number of customers.
We believe that continued investment in next generation storage networking infrastructure solutions is required in order to achieve future revenue growth and profitability. We continue to, and currently plan to invest in research and development, sales and marketing, and capital equipment to deliver leading-edge products to our customers, including additional four gigabit per second connectivity solutions, increased Linux offerings, and products focused on the small to medium business and blade server markets. As of October 2, 2005, we had a total of 531 employees.
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
Results of Operations
The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere herein.

	Percentage of Net Revenues
	Three months ended
	October 2,	September 26,
	2005	2004
Net revenues	100.0%	100.0%
Cost of sales	36.5	39.9

Gross profit	63.5	60.1

Operating expenses:
Engineering and development	21.0	27.6
Selling and marketing	7.6	10.2
General and administrative	5.7	(0.6)
Amortization of other intangibles	6.1	9.0
Impairment of goodwill	—	2.4

Total operating expenses	40.4	48.6

Operating income	23.1	11.5

Nonoperating income:
Interest income	3.6	4.1
Interest expense	(0.6)	(1.8)
Gain on repurchase of convertible subordinated notes	—	17.9

Total non-operating income	3.0	20.2

Income before income taxes	26.1	31.7

Income tax provision	10.4	12.2

Net income	15.7%	19.5%

Three months ended October 2, 2005, compared to three months ended September 26, 2004
Net Revenues. Net revenues for the first quarter of fiscal 2006 ended October 2, 2005, increased by $31.2 million, or 43 percent, to $104.4 million, compared to $73.2 million for the same quarter of fiscal 2005 ended September 26, 2004.
From a product line perspective, net revenues generated from our Fibre Channel products for the three months ended October 2, 2005, and for the three months ended September 26, 2004 represented substantially all of our net revenues. The following chart details our net revenues by product line for the three months ended October 2, 2005 and September 26, 2004:

	Net Revenues by Product Line
	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	October 2,	of Net	September 26,	of Net	Increase/	Percentage
(in thousands)	2005	Revenues	2004	Revenues	(Decrease)	Change
Fibre Channel	$104,349	100%	$73,216	100%	$31,133	43%
IP networking	28	—	4	—	24	600%
Other	2	—	5	—	(3)	(60)%

Total net revenues	$104,379	100%	$73,225	100%	$31,154	43%

We believe that our net revenues from our broad range of Fibre Channel Input/Output, or I/O, and switching products are being generated primarily as a result of our product certifications and qualifications with OEM customers, which generate both direct OEM sales and indirect sales through distribution. Our IP networking products consist of our iSCSI products. We do not expect material revenue from iSCSI products for the foreseeable future.
In addition to direct sales, some of our larger OEM customers purchased or marketed products indirectly through distributors, resellers or other third parties. If these indirect purchases are purchases of customer-specific models, we are able to track these sales. However, if these indirect purchases are purchases of our standard models, we are not able to distinguish them by OEM customer. Customers whose direct net revenues, or total direct and indirect net revenues (including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties), were 10 percent or more of our net revenues were as follows:

	Net Revenues by Major Customers
	Direct Revenues		Total Direct and Indirect Revenues (2)
			Three
		Three Months	Months
	Three Months	Ended	Ended	Three Months
	Ended	September 26,	October 2,	Ended
	October 2, 2005	2004	2005	September 26, 2004
Net revenue percentage (1):
EMC	—	—	26%	14%
Hewlett-Packard	10%	17%	10%	19%
IBM	26%	28%	26%	28%
Info-X	24%	—	—	—

(1)	Amounts less than 10 percent are not presented.

(2)	Customer-specific models sold indirectly are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.

Direct sales to our top five customers accounted for 67 percent of total net revenues for the three months ended October 2, 2005, compared to 62 percent for the three months ended September 26, 2004, and we expect to be similarly concentrated in the future. Our net revenues from our customers can be significantly impacted by changes to our customers business and their business models. Under the vendor fulfillment role planned by EMC for EMC’s Select Program, a portion of the sales of our EMC-specific models are to be directly purchased by EMC from Emulex instead of being sold from inventory owned by EMC’s distribution partners. Our implementation for the EMC Select program is dependent on EMC. During the three months ended September 26, 2004, as the level of inventory held by EMC’s distribution partners was decreased in preparation for EMC’s Select Programs, fewer EMC-specific models were sold to EMC’s distribution partners, reducing our revenue.
The following chart details our net revenues by sales channel for the three months ended October 2, 2005, and September 26, 2004:

	Net Revenues by Sales Channel
	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	October 2,	of Net	September 26,	of Net	Increase/	Percentage
(in thousands)	2005	Revenues	2004	Revenues	(Decrease)	Change
OEM	$61,752	59%	$50,851	70%	$10,901	21%
Distribution	42,618	41%	22,262	30%	20,356	91%
Other	9	—	112	—	(103)	(92%)

Total net revenues	$104,379	100%	$73,225	100%	31,154	43%

For the three months ended October 2, 2005, domestic net revenues increased by $19.7 million to $ 57.3 million, and international net revenues increased by $11.5 million to $ 47.1 million, from $37.7 million and $35.6 million, respectively, in the three months ended September 26, 2004. The following chart details our net domestic and international revenues based on billed-to location for the three months ended October 2, 2005 and September 26, 2004:

	Net Domestic and International Revenues
	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	October 2,	of Net	September 26,	of Net	Increase/	Percentage
(in thousands)	2005	Revenues	2004	Revenues	(Decrease)	Change

Domestic	$57,327	55%	$37,675	52%	$19,652	52%
Pacific Rim	16,092	15%	11,297	15%	4,795	42%
Europe and rest of the world	30,960	30%	24,253	33%	6,707	28%

Total net revenues	$104,379	100%	$73,225	100%	$31,154	43%

We believe the increases in domestic and international net revenues were principally a function of the overall size of the market for Fibre Channel products and increased market acceptance of our Fibre Channel products. We believe the increase in domestic net revenues at a higher rate than international net revenues is primarily due to the reduced sales of EMC-specific models to EMC’s distribution partners during the three months ended September 26, 2004 as a result of our preparation for the EMC Select program discussed above. However, because we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.
Gross Profit. Cost of sales included the cost of production of finished products as well as support costs and other expenses related to inventory management, manufacturing quality and order fulfillment. In the three months ended October 2, 2005, gross profit increased $22.3 million, or 51 percent, to $66.2 million, from $44.0 million in the three months ended September 26, 2004. The increase in gross profit in the three months ended October 2, 2005, compared to the three months ended September 26, 2004, was primarily due to higher net revenues and production volumes. With the adoption of SFAS No. 123(R) during the three months ended October 2, 2005, cost of sales included $0.1 million of stock-based compensation expense. For the three months ended September 26, 2004, cost of sales included $38 thousand of stock-based compensation expenses related to the acquisitions of Vixel in 2003 and Giganet in 2001. Gross margin increased from 60 percent for the three months ended September 26, 2004, to 63 percent for the three months ended October 2, 2005. This increase in gross margin is due primarily to higher production volumes in the three months ended October 2, 2005 as compared to the three months ended September 26, 2004, when we temporarily curtailed production to reduce inventory, spreading our fixed manufacturing costs across fewer units.
Engineering and Development. Engineering and development expenses consisted primarily of salaries and related expenses for personnel engaged in the design, development and technical support of our products. These expenses included third-party fees paid to consultants, prototype development expenses and computer services costs related to supporting computer tools used in the engineering and design process. Engineering and development expenses were $21.9 million and $20.2 million in the three months ended October 2, 2005 and September 26, 2004, representing 21 and 28 percent of net revenues in each period, respectively. Engineering and development expenses increased by $1.7 million, or eight percent, in the three months ended October 2, 2005, compared to the three months ended September 26, 2004 primarily due to the increase in stock-based compensation expense. Engineering and development expenses included $1.9 million of stock-based compensation expenses for the three months ended October 2, 2005, recognized with the adoption of SFAS No. 123(R) during the period. For the three months ended September 26, 2004, engineering and development expenses included $0.5 million of stock-based compensation expenses related to the acquisitions of Vixel in 2003 and Giganet in 2001. Due to the technical nature of our products, engineering support is a critical part of our strategy during both the development of our products and the support of our customers from product design through deployment into the market. We intend to continue to make significant investments in the technical support and enhancement of our current products as well as the continued development of new products. Additionally, the decrease in engineering and development expenses as a percentage of revenues to 21 percent for the three months ended October 2, 2005 from 28 percent for the three months ended September 26, 2004 is primarily a result of the higher revenue levels in the 2005 period.
Selling and Marketing. Selling and marketing expenses consisted primarily of salaries, commissions and related expenses for personnel engaged in the marketing and sales of our products, as well as trade shows, product literature, promotional support costs and other advertising-related costs. Selling and marketing expenses were $8.0 million and $7.4 million in the three months ended October 2, 2005 and September 26, 2004, representing eight and 10 percent of net revenues, respectively. Selling and marketing expenses increased by $0.5 million, or seven percent, in the three months ended October 2, 2005, compared to the three months ended September 26, 2004. This increase was primarily due to higher personnel expenses, including stock-based compensation expenses, partially offset by lower travel and entertainment expenses in the three months ended October 2, 2005 compared to the three months ended September 26, 2004. Selling and marketing expenses related to personnel increased by approximately $0.8 million, and travel and entertainment expenses decreased by approximately $0.3 million, in the three months ended October 2, 2005 compared to the three months ended September 26, 2004. With the adoption of SFAS No. 123(R) in the three months ended October 2, 2005, selling and marketing expenses included $1.1 million of stock-based compensation expenses. For the three months ended September 26, 2004, selling and marketing expenses included $0.2 million of stock-based compensation expenses related to the acquisitions of Vixel in 2003 and Giganet in 2001. As a portion of selling and marketing expenses, including but not limited to employees’ base compensation and stock-based compensation expense, is not driven directly by increases or decreases in net revenues, the expenses have fluctuated as a percent of net revenues.
General and Administrative. Ongoing general and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees and other associated corporate expenses. General and administrative expenses were $5.9 million, or six percent of net revenues, in the three months ended October 2, 2005. General and administrative expenses were $(0.4) million in the three months ended September 26, 2004. General and administrative expenses for the three months ended September 26, 2004, included a $4.4 million reduction related to reimbursement received from our insurance carriers. This reimbursement was related to the shareholder litigation settled and recorded as general and administrative expense in our fiscal year ended June 29, 2003. General and administrative expenses excluding the $4.4 million insurance reimbursement for the three months ended September 26, 2004 would have been $4.0 million, or five percent of net revenues. This would represent an increase of $1.9 million, or 48 percent, in the three months ended October 2, 2005, as compared to the three months ended September 26, 2004, excluding the insurance recovery. The increase includes higher expenses related to personnel of approximately $2.1 million, including stock-based compensation expenses, partially offset by lower legal fees of $0.3 million in the three months ended October 2, 2005 compared to the three months ended September 26, 2004. With the adoption of SFAS No. 123(R) in the three months ended October 2, 2005, general and administrative expenses included $1.8 million of stock-based compensation expenses. For the three months ended September 26, 2004, general and administrative expenses included $0.5 million of stock-based compensation expenses related to the acquisitions of Vixel in 2003 and Giganet in 2001.
Amortization of Intangibles. Amortization of intangibles included the amortization of intangible assets with estimable lives related to the purchases of Vixel and Giganet, and the purchase of the technology assets of Trebia Corporation. For the three months ended October 2, 2005, amortization of intangibles was $6.4 million, or six percent of net revenues. Amortization of intangibles for the three months ended September 26, 2004, was $6.5 million, or nine percent of net revenues. The $0.2 million decrease in amortization of other intangibles for the three months ended October 2, 2005, in comparison to the same three month period of the prior year was due primarily to the impairment charges of $1.1 million in fiscal 2005, which reduced the ongoing monthly amortization expense.
Impairment of Goodwill. On June 30, 2004, we announced that tepid demand experienced in the fourth fiscal quarter of 2004 from two of our customers, resulted in lower than expected revenue, earnings and cash flows in the fourth fiscal quarter of 2004 and was expected to result in lower sequential revenue, earnings and cash flows in the first fiscal quarter of 2005. These events and circumstances resulted in a subsequent drop in our stock price, which indicated a potential impairment might have occurred. As a result, we conducted a SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” analysis, as well as a SFAS No. 142, “Goodwill and Other Intangible Assets,” analysis, including a second step goodwill impairment test. The results of the SFAS No. 144 analysis indicated that our long-lived assets were not impaired. However, the SFAS No. 142 analysis indicated that goodwill was impaired. As a result of this SFAS No. 142 analysis, on September 9, 2004, we concluded that a $583.5 million charge for goodwill impairment should be recorded as of June 27, 2004. After recording this impairment charge, there was no goodwill remaining on our balance sheet as of June 27, 2004. In connection with the preparation of Vixel Corporation’s tax return in the first quarter of fiscal 2005, we revised estimates and discovered errors related to the deferred tax assets of Vixel Corporation (acquired in November 2003). These events resulted in a revision to Vixel’s purchase price allocation to decrease net deferred tax assets and increase goodwill, which was impaired. This resulted in a $1.8 million impairment of goodwill charge for the three months ended September 26, 2004. Had this item been recorded in fiscal 2004, our net loss would have been $1.8 million higher, or $534.1 million, instead of $532.3 million. We do not believe that this $1.8 million impairment of goodwill was material to fiscal 2004 or to fiscal 2005 operations or financial results. Excluding this adjustment, net income for the first quarter of fiscal 2005 would have been $16.1 million.
Nonoperating Income. Nonoperating income consisted primarily of interest income, interest expense and other non-operating income and expense items such as the gains on the repurchase of convertible subordinated notes. Our nonoperating income decreased by $11.6 million to $3.1 million in the three months ended October 2, 2005, from $14.8 million in the three months ended September 26, 2004. The $11.6 million decrease in nonoperating income was primarily due to a gain of $13.1 million on the repurchase of $153.0 million face value of our 0.25 percent contingent convertible subordinated notes in the three months ended September 26, 2004, partially offset by an increase in interest income and a decrease in interest expense for the three months ended October 2, 2005 compared to the three months ended September 26, 2004. Interest income increased $0.7 million to $3.7 million in the three months ended October 2, 2005, compared to $3.0 million in the three months ended September 26, 2004, primarily due to higher invested cash balances and a slight improvement in interest rates in the three months ended October 2, 2005 as compared to the three months ended September 26, 2004. Further, as a result of the lower amount of convertible subordinated notes outstanding during the three months ended October 2, 2005, compared to the three months ended September 26, 2004 due to the repurchase of convertible subordinated notes during fiscal year 2005, interest expense decreased by $0.7 million to $0.6 million in the three months ended October 2, 2005 from $1.3 million in the three months ended September 26, 2004.
Income Taxes. In the three months ended October 2, 2005 , we recorded a tax provision in the amount of $10.8 million, or approximately 40 percent of our income before income taxes. In the three months ended September 26, 2004, we recorded a tax provision in the amount of $8.9 million, or approximately 38 percent of our income before income taxes. The increase in the tax rate is primarily due to the increase in nondeductible stock-based compensation expenses in the three months ended October 2, 2005 compared to the three months ended September 26, 2004.
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
Income Taxes. We account for income taxes using the asset and liability method, which recognizes deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We regularly review historical and anticipated future pre-tax results of operations to determine whether we will be able to realize the benefit of our deferred tax assets. A valuation allowance is required to reduce the potential deferred tax asset when it is more likely than not that all or some portion of the deferred tax asset will not be realized due to the lack of sufficient taxable income. As of July 3, 2005, we have a valuation allowance of $0.9 million established against capital loss carryforwards.
Stock-Based Compensation. Beginning with the three months ended October 2, 2005, we account for our stock-based awards to employees and non-employees using the fair value method as required by SFAS No. 123(R). SFAS No. 123(R) requires that the compensation cost related to share-based payment transactions, measured based on the fair value of the equity or liability instruments issued, be recognized in the financial statements. Determining the fair value of options using the Black-Scholes model, or other currently accepted option valuation models, requires highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the grant date. See notes 1 and 9 to the accompanying condensed Consolidated Financial Statements for additional information and related disclosures.
Liquidity and Capital Resources
As of October 2, 2005 we had $565.1 million in working capital and $549.0 million in cash and cash equivalents, current investments and long-term investments. At July 3, 2005, we had $507.8 million in working capital and $521.9 million in cash and cash equivalents, current investments and long-term investments. Our cash and cash equivalents decreased by $44.8 million to $75.5 million as of October 2, 2005 from $120.3 million as of July 3, 2005. The decrease in cash and cash equivalents was due to our investing activities, which used $74.5 million. The cash and cash equivalents used by investing activities were partially offset by our operating and financing activities, which provided $22.9 million and $6.8 million of cash and cash equivalents, respectively.
In the three months ended October 2, 2005, operating activities provided $22.9 million of cash and cash equivalents compared to providing $40.6 million in the three months ended September 26, 2004. The primary reason for the decrease in cash provided by operating activities for the three months ended October 2, 2005 was net income of $16.4 million adjusted for non-cash reconciling items, the most significant of which were amortization of intangibles, depreciation and amortization of property and equipment, deferred income taxes and stock based compensation. Additionally, the gain on repurchase of convertible subordinated notes of $13.1 million and the insurance recovery of $4.4 million in the three months ended September 26, 2004, and an increase in accounts and other receivables, and decreases in accounts payable, accrued liabilities and income taxes payable partially offset by a decrease in inventories decreased our net cash provided by operating activities for the three months ended October 2, 2005 when compared to the three months ended September 26, 2004.
In the three months ended October 2, 2005, investing activities used $74.5 million of cash and cash equivalents, as the amount of purchases of new investments out paced the maturities of investments. For the three months ended September 26, 2004, investing activities provided $12.8 million of cash and cash equivalents, as the amount of investment maturities out paced the purchases of new investments. Additionally, during the three months ended October 2, 2005, Emulex spent $2.6 million on additions to property and equipment compared to spending $3.2 million during the three months ended September 26, 2004.
Financing activities provided $6.8 million of cash and cash equivalents in the three months ended October 2, 2005. The increase in cash and cash equivalents was primarily due to the proceeds received from the issuance of common stock under stock options plans. For the three months ended September 26, 2004, financing activities used $135.7 million of cash and cash equivalents due primarily to the repurchase for $153.0 million in face value of our 0.25 percent contingent convertible subordinated notes at a net discount, spending $137.2 million.
As of October 2, 2005, Emulex had approximately $236.0 million in face value of its 0.25 percent contingent convertible subordinated notes due 2023 outstanding. Interest is payable in cash on June 15th and December 15th of each year. Under the terms of the offering, the notes will be convertible, at the option of the holder and subject to the satisfaction of certain conditions, into shares of the Company’s common stock at a price of $43.20 per share. Holders of the notes may require us to purchase the notes for cash by giving written notice within the 20 business days prior to each of December 15, 2006, December 15, 2008, December 15, 2013, and December 15, 2018. See note 7 to the condensed consolidated financial statements contained herein for more information.
We entered into purchase agreements for inventory, and as of October 2, 2005, our remaining inventory purchase obligation for these items was $29.0 million, including $2.5 million related to key inventory components.

On November 15, 2001, prior to our acquisition of Vixel Corporation, a securities class action was filed in the United States District Court in the Southern District of New York as Case No. 01 CIV. 10053(SAS), Master File No. 21 MC 92 (SAS) against Vixel and two of its officers and directors and certain underwriters who participated in the Vixel initial public offering in late 1999. The amended complaint alleges violations under Section 10(b) of the Exchange Act and Section 11 of the Securities Act and seeks unspecified damages on behalf of persons who purchased Vixel stock during the period October 1, 1999 through December 6, 2000. In October 2002, the parties agreed to toll the statute of limitations with respect to Vixel’s officers and directors until September 30, 2003, and on the basis of this agreement, Vixel’s officers and directors were dismissed from the lawsuit without prejudice. During June 2003, Vixel and the other issuer defendants in the action reached a tentative settlement with the plaintiffs that would, among other things, result in the dismissal with prejudice of all claims against the defendants and their officers and directors. In connection with the possible settlement, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements so that they would not expire prior to any settlement being finalized. Although Vixel approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the court. On August 31, 2005, a Preliminary Order In Connection With Settlement Proceedings was issued which among other items, sets a date for a Settlement Fairness Hearing, and the form of notice to the Settlement Classes of the Issuers’ Settlement Stipulation. We believe the final resolution of this litigation will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.
As part of our commitment to storage networking product development, which includes our acquisition of Vixel Corporation, we expect to continue our investments including property and equipment for additional engineering and test equipment, and continued enhancement of our global IT infrastructure.
We believe that our existing cash and cash equivalents balances, facilities and equipment leases, investments and anticipated cash flows from operating activities will be sufficient to support our working capital needs and capital expenditure requirements for at least the next 12 months and will enable us to repay our outstanding convertible subordinated notes, $236.0 million of which we may be required to purchase for cash from the holders as early as December 2006.
As described below, the following summarizes our contractual obligations at October 2, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	(in thousands)
		Less than	1-3	4-5	After 5
	Total	1 Year (2)	Years (3)	Years (4)	Years

Convertible subordinated notes and interest (1)	$236,885	$590	$236,295	$—	$—
Leases	9,482	1,096	3,417	3,137	1,832
Inventory purchase commitments	29,019	29,019	—	—	—
Other commitments	825	825	—	—	—

Total	$276,211	$31,530	$239,712	$3,137	$1,832

(1)	The principal payment related to the remaining outstanding 0.25 percent contingent convertible subordinated notes of $236.0 million is shown as a payment in the period for the two fiscal years ending June 2008 above as holders of these 20-year notes may require us to purchase the notes for cash by giving us written notice as early as 20 business days prior to each of December 15, 2006, December 15, 2008, December 15, 2013, and December 15, 2018.

(2)	Fiscal year ending July 2, 2006.

(3)	Fiscal years ending July 1, 2007, and June 29, 2008.

(4)	Fiscal years ending June 28, 2009, and June 27, 2010.
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
The size of our potential market is largely dependent upon the broadening acceptance of our Fibre Channel storage networking technologies, as well as the overall demand for storage. We believe that our investment in the Fibre Channel storage networking market provides opportunity for revenue growth and profitability for the future. However, the market for Fibre Channel storage networking products may not gain broader acceptance and customers may choose alternative technologies and/or products supplied by other companies. Interest continues for iSCSI storage networking solutions, which may satisfy some I/O connectivity requirements through standard Ethernet adapters and software at little to no incremental cost to end users, or through iSCSI HBAs that provide bundled offload engine hardware and software. Such iSCSI solutions compete with Fibre Channel solutions, particularly in the low end of the market. In addition, other technologies such as Serial Attached SCSI, or “SAS,” and Serial ATA, or “SATA,” may compete with our Fibre Channel embedded switched solutions in the future. Furthermore, since our products are sold as parts of integrated systems, demand for our products is driven by the demand for these integrated systems, including other companies’ complementary products. A lack of demand for the integrated systems or a lack of complementary products required for these integrated systems could have a material adverse effect on our business, results of operations and financial condition. If the Fibre Channel storage networking market does not grow, or grows more slowly than we anticipate, attracts more competitors than we expect, as discussed below, or if our products do not achieve continued market acceptance, our business, results of operations and financial condition could be materially adversely affected.
Because a significant portion of our revenues are generated from sales to a limited number of customers, none of which are the subject of exclusive or long-term contracts, the loss of one or more of these customers, or our customers’ failure to make timely payments to us, could adversely affect our business.
We rely almost exclusively on OEMs and sales through distribution channels for our revenue. For the three months ended October 2, 2005 we derived approximately 59 percent of our net revenues from OEMs and 41 percent from sales through distribution. Furthermore, because some of our sales through distribution channels consists of OEM products, OEM customers effectively generated more than 86 percent of our revenue for the three months ended October 2, 2005. We may be unable to retain our current OEM and distributor customers or to recruit additional or replacement customers.
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
The markets for our products are highly competitive and are characterized by rapid technological advances, price erosion, frequent new product introductions and evolving industry standards. We expect that our markets will continue to attract new competition. Our current and potential competition consists of major domestic and international companies, some of which have substantially greater financial, technical, marketing and distribution resources than we have. Additional companies, including but not limited to our suppliers, strategic partners, OEM customers and emerging companies, may enter the markets for our storage networking products and new or stronger competitors may emerge as a result of consolidation movements in the marketplace. Additionally, our existing competitors continue to introduce products with improved price/performance characteristics, and we may have to do the same to remain competitive. Furthermore, competitors may introduce new products to the market before we do, and thus obtain a first to market advantage over us. Increased competition could result in increased price competition, reduced revenues, lower profit margins or loss of market share, any of which could have a material adverse effect on our business, results of operations and financial condition.
Alternative legacy technologies such as SCSI and Port Bypass Circuits, or “PBCs,” compete with our Fibre Channel I/O and embedded switch products, respectively, for customers. Our success depends in part on our ability and on the ability of our OEM customers to develop storage networking solutions that are competitive with these alternative legacy technologies. Additionally, in the future other technologies that we are not currently developing may evolve to address the storage networking applications currently served by our Fibre Channel product line today, reducing our market opportunity.
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
Our revenues and results of operations have varied on a quarterly basis in the past and may vary significantly in the future. Accordingly, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful, and you should not rely on such comparisons as indications of our future performance. We may be unable to maintain our current levels of growth or profitability in the future. Our revenues and results of operations are difficult to forecast and could be adversely affected by many factors, including, but not limited to:
•	changes in the size, mix, timing and terms of OEM and other customer orders;

•	changes in the sales and deployment cycles for our products and/or desired inventory levels for our products;

•	acquisitions or strategic investments by our customers, competitors or us;

•	the timing and market acceptance of new or enhanced product introductions by us, our OEM customers and/or competitors;

•	market share losses or difficulty in gaining incremental market share growth;

•	fluctuations in product development, procurement, resource utilization and other operating expenses;

•	component shortages;

•	reduced demand from our customers if there is a shortage of, or difficulties in acquiring, components or other products, such as Fibre Channel disk drives, used in conjunction with our products in the deployment of systems;

•	the inability of our electronics manufacturing service providers to produce and distribute our products in a timely fashion;

•	difficulties with updates, changes or additions to our information technology systems;

•	breaches of our network security, including viruses;

•	changes in general social and economic conditions, including but not limited to natural disasters, terrorism, public health and slower than expected market growth, with resulting changes in customer technology budgeting and spending;

•	changes in technology, industry standards or consumer preferences;

•	seasonality; and

•	changes in our accounting or other policies resulting from the adoption of new laws, regulations or pronouncements.

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
The markets for our products are characterized by rapidly changing technology, evolving industry standards and the frequent introduction of new products and enhancements. Our future success depends in large part on our ability to enhance our existing products and to introduce new products on a timely basis to meet changes in customer preferences and evolving industry standards. Currently, new and proposed technologies such as four, eight and ten gigabit per second, or Gbps, Fibre Channel solutions; Infiniband; PCI-X 2.0; PCI Express; PCI Express Advanced Switching; iSCSI; SATA; SAS; and Remote Direct Memory Access, or RDMA; are in development by many companies and their ultimate acceptance and deployment in the market is uncertain. We are developing some, but not all of these technologies, and we cannot be sure that the technologies we chose to develop will achieve market acceptance, or that technologies that we chose not to develop will be available to purchase or license from third parties or will be immaterial to our business. Furthermore, if our products are not available in time for the qualification cycle at an OEM it may be up to three years, if ever, before another qualification cycle is available to us. In addition, new products and enhancements developed by us may not be backwards compatible to existing equipment already installed in the market. If we are unable, for technological or other reasons, to develop new products, enhance or sell existing products, or consume existing products in a timely and cost-effective manner in response to technological and market changes, our business, results of operations and financial condition may be materially adversely affected.
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
During April 2003 we announced a joint development activity with Intel Corporation relating to storage processors that integrate SATA, SAS and Fibre Channel interfaces within a single architecture. Under the agreement, we will develop the protocol controller hardware, firmware and drivers. Intel will integrate its Intel(R) Xscale(TM) microarchitecture as the core technology for the new processors and will manufacture the processors on its 90-nanometer process technology. This activity has risks resulting from the licensing of technology to Intel and from increased development costs.
A change in our business relationships with our third-party suppliers or our electronics manufacturing service providers could adversely affect our business.
We rely on third-party suppliers for components and the manufacture of our products, and we have experienced delays or difficulty in securing components and finished goods in the past. Delays or difficulty in securing components or finished goods at reasonable cost may be caused by numerous factors including, but not limited to:
•	discontinued production by a supplier;

•	required long-term purchase commitments;

•	undetected errors, failures or production quality issues, including projected failures that may exceed epidemic failure rates specified in agreements with our customers or that may require us to make concessions or accommodations for continuing customer relationships;

•	timeliness of product delivery;

•	sole sourcing;

•	financial stability and viability of our suppliers and EMS providers;

•	changes in business strategies of our suppliers and EMS providers;

•	increases in manufacturing costs due to lower volumes or more complex manufacturing process than anticipated;

•	disruption in shipping channels;

•	natural disasters;

•	inability or unwillingness of our suppliers or EMS providers to continue their business with us;

•	environmental, tax or legislative changes in the location where our products are produced or delivered, including implementation of European Union Directives 2002/95/EC (RoHS) and 2002/96/EC (WEEE) ;

•	difficulties associated with foreign operations; and

•	market shortages.

There is a risk that we will not be able to retain our current suppliers or change to alternative suppliers. An interruption in supply, the cost of shifting to a new supplier or EMS providers, disputes with suppliers or EMS providers, or the cost associated with a long-term purchase commitment could have a material adverse effect on our business, results of operations and financial condition.
As we have transitioned the material procurement and management for our key components to our EMS providers, we face increasing risks associated with ensuring product availability. Further, an adverse inventory management control issue by one or more of our third-party suppliers could have a material adverse effect on our business, results of operations and financial condition.
LSI Logic Corporation announced on September 13, 2005 that it intends to sell the Gresham, Oregon manufacturing facility at which certain ASICs are manufactured for us, and the transition of such facility creates a risk of disruption in our supply of certain ASICs should the announced plans of LSI Logic for uninterrupted service of customers not be achieved.
If our intellectual property protections are inadequate, it could adversely affect our business.
We believe that our continued success depends primarily on continuing innovation, marketing and technical expertise, as well as the quality of product support and customer relations. At the same time, our success is partially dependent on the proprietary technology contained in our products. We currently rely on a combination of patents, copyrights, trademarks, trade secret laws and contractual provisions to establish and protect our intellectual property rights in our products. For a more complete description of our intellectual property, you should read “Business-Intellectual Property” contained within our 2005 Annual Report on Form 10-K.
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
For more information on legal proceedings related to Emulex, see Part II, Item I- “Legal Proceedings.”
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
For the three months ended October 2, 2005, sales in the United States accounted for 55 percent of our total net revenues, sales in the Pacific Rim countries accounted for 15 percent and sales in Europe and the rest of the world accounted for 30 percent of our total net revenues, based on bill-to address. We expect that our sales will be similarly distributed for the foreseeable future. However, because we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our sales may not be reflective of the geographic mix of end-user demand or installations. All of our sales are currently denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. Additionally, a significant portion of our products are produced at our EMS providers’ production facilities in Spain, Mexico and Malaysia. As a result, we are subject to the risks inherent in international operations. Our international business activities could be affected, limited or disrupted by a variety of factors, including, but not limited to:
•	the imposition of or changes in governmental controls, taxes, tariffs, trade restrictions and regulatory requirements;

•	the costs and risks of localizing products for foreign countries;

•	longer accounts receivable payment cycles;

•	changes in the value of local currencies relative to our functional currency;

•	import and export restrictions;

•	loss of tax benefits, or increases in tax expenses, due to international production;

•	general economic and social conditions within foreign countries;

•	taxation in multiple jurisdictions; and

•	political instability, war or terrorism.
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
We may pursue acquisitions or strategic investments that could provide new technologies, products or service offerings. Future acquisitions or strategic investments may negatively impact our results of operations as a result of operating losses incurred by the acquired entity, the use of significant amounts of cash, potentially dilutive issuances of equity or equity-linked securities, incurrence of debt, amortization of intangible assets with determinable lives or impairment of intangible assets. Furthermore, we may incur significant expenses pursuing acquisitions or strategic investments that ultimately may not be completed. Moreover, to the extent that any proposed acquisition or strategic investment is not favorably received by stockholders, analysts and others in the investment community, the price of our common stock could be adversely affected. In addition, acquisitions or strategic investments involve numerous risks, including, but not limited to:

•	difficulties in the assimilation of the operations, technologies, products and personnel of the acquired company;

•	purchased technology that is not adopted by customers in the way or the time frame we anticipated;

•	the diversion of management’s attention from other business concerns;

•	risks of entering markets in which we have limited or no prior experience;

•	risks associated with assuming the legal obligations of the acquired company;

•	minority interest in a company, resulting from a strategic investment, that could have an impact on our results;

•	risks related to the effect that the acquired company’s internal control processes might have on our financial reporting and management’s report on our internal controls over financial reporting;

•	the potential loss of key employees of the company we invested in or acquired; and

•	there may exist unknown defects of an acquired company’s products or assets that may not be identified due to the inherent limitations involved in the due diligence process of an acquisition.
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
The stock market in general and the stock prices in technology-based companies in particular have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. For example, during the first nine months of calendar year 2005 the sales price of our common stock ranged from a low of $15.06 per share to a high of $22.68 per share. Factors that could have a significant impact on the market price of our common stock include, but are not limited to, the following:
•	quarterly variations in customer demand and operating results;

•	announcements of new products by us or our competitors;

•	the gain or loss of significant customers or design wins;

•	changes in analysts’ earnings estimates;

•	changes in analyst recommendations, price targets or other parameters that may not be related to earnings estimates;

•	rumors or dissemination of false information;

•	pricing pressures;

•	short selling of our common stock;

•	general conditions in the computer, storage or communications markets; and

•	events affecting other companies that investors deem to be comparable to us.
In the past, companies, including us, that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If we were to be the subject of similar litigation in the future or experience unfavorable outcomes in any of our pending litigation, as discussed in Part II, Item I- “Legal Proceedings” contained elsewhere herein, it could have a material adverse effect on our results of operations and financial condition.
Terrorist activities and resulting military and other actions could adversely affect our business.
The continued threat of terrorism, military action and heightened security measures in response to the threat of terrorism may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in delays or cancellations of customer orders, delays in collecting cash, a general decrease in corporate spending on information technology or our inability to effectively market, manufacture or ship our products, our business, financial condition, and results of operations could be materially and adversely affected. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have any long-term material adverse effect on our business, results of operations or financial condition.
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
Our shareholder rights plan and provisions of our certificate of incorporation and of the Delaware General Corporation Law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. The shareholder rights plan and these provisions of our certificate of incorporation and Delaware law are intended to encourage potential acquirers to negotiate with us and allow our board of directors the opportunity to consider alternative proposals in the interest of maximizing shareholder value. However, such provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price. For more information, please read note 12 to the Consolidated Financial Statements contained in our 2005 Annual Report on Form 10-K, our certificate of incorporation and Delaware law for more information on the anti-takeover effects of provisions of our shareholder rights plan.
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
New laws, regulations and accounting standards, as well as changes to and varying interpretations of currently accepted accounting practices in the technology industry might adversely affect our reported financial results, which could have an adverse effect on our stock price. Furthermore, new guidance related to the expensing of stock options in SFAS No. 123(R) has materially adversely affected operating and net income for the three months ended October 2, 2005, and may affect our stock price.

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
In fiscal 2004, we completed a $517.5 million private placement of 0.25 percent convertible subordinated notes due 2023. During the fiscal year 2005, we repurchased and cancelled $281.5 million in face value of these 0.25 percent notes, leaving approximately $236.0 million still outstanding at October 2, 2005. The holders of our 0.25 percent notes may require us to purchase the notes for cash as early as December 2006. If we have insufficient liquidity and capital resources to repay the principal amounts of our outstanding convertible notes and the notes when due, we may be forced to raise additional funds through public or private debt or equity financings, which may not be available on favorable terms, if at all. If such financings were not available on favorable terms our business, results of operations and financial condition could be materially adversely affected.
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
At October 2, 2005, our investment portfolio consisted primarily of fixed income securities, excluding those classified as cash and cash equivalents, of $473.5 million. We have the positive intent and ability to hold these securities to maturity. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10 percent from the levels existing as of October 2, 2005, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows. However, if interest rates decreased and securities within our portfolio matured and were re-invested in securities with lower interest rates, interest income would decrease in the future.
As of October 2, 2005, we had approximately $236.0 million face value 0.25 percent contingent convertible subordinated notes issued and outstanding. The fair value, based on quoted market prices, of our 0.25 percent convertible subordinated notes at October 2, 2005, was $223.8 million. The fair value of these notes may increase or decrease due to various factors, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions.
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

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Litigation
On November 15, 2001, prior to the Company’s acquisition of Vixel Corporation, a securities class action was filed in the United States District Court in the Southern District of New York as Case No. 01 CIV. 10053(SAS), Master File No. 21 MC92 (SAS) against Vixel and two of its officers and directors and certain underwriters who participated in the Vixel initial public offering in late 1999. The amended complaint alleges violations under Section 10(b) of the Exchange Act and Section 11 of the Securities Act and seeks unspecified damages on behalf of persons who purchased Vixel stock during the period October 1, 1999 through December 6, 2000. In October 2002, the parties agreed to toll the statute of limitations with respect to Vixel’s officers and directors until September 30, 2003, and on the basis of this agreement, Vixel’s officers and directors were dismissed from the lawsuit without prejudice. During June 2003, Vixel and the other issuer defendants in the action reached a tentative settlement with the plaintiffs that would, among other things, result in the dismissal with prejudice of all claims against the defendants and their officers and directors. In connection with the possible settlement, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements so that they would not expire prior to any settlement being finalized. Although Vixel approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the court. On August 31, 2005, a Preliminary Order In Connection With Settlement Proceedings was issued which among other items, sets a date for a Settlement Fairness Hearing, and the form of notice to the Settlement Classes of the Issuers’ Settlement Stipulation. The Company believes the final resolution of this litigation will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not repurchase any equity securities and there were no sales of unregistered securities during the three months ended October 2, 2005.
Item 6. Exhibits

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit 3.3	Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 30, 2005).

Exhibit 3.4	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.1	Rights Agreement dated January 19, 1989, as amended (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.2	Certificate regarding extension of Final Expiration Date of Rights Agreement dated January 18, 1999 (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-3, filed on May 17, 1999).

Exhibit 4.3	Form of 0.25% Convertible Subordinated Note due December 15, 2023 (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

Exhibit 4.4	Indenture between the Company, as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated December 12, 2003, related to the Company’s 0.25% Convertible Subordinated Notes due 2023 (incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

Exhibit 4.5	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation dated December 12, 2003, related to the Company’s 0.25% Convertible Subordinated Notes due 2023 (incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 11, 2005

EMULEX CORPORATION
By:	/s/ Paul F. Folino
Paul F. Folino
Chairman of the Board and Chief Executive Officer

By:	/s/ Michael J. Rockenbach
Michael J. Rockenbach
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit 3.3	Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 30, 2005).

Exhibit 3.4	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.1	Rights Agreement dated January 19, 1989, as amended (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.2	Certificate regarding extension of Final Expiration Date of Rights Agreement dated January 18, 1999 (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-3, filed on May 17, 1999).

Exhibit 4.3	Form of 0.25% Convertible Subordinated Note due December 15, 2023 (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

Exhibit 4.4	Indenture between the Company, as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated December 12, 2003, related to the Company’s 0.25% Convertible Subordinated Notes due 2023 (incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

Exhibit 4.5	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation dated December 12, 2003, related to the Company’s 0.25% Convertible Subordinated Notes due 2023 (incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.