Form 10-Q
period 2006-01-01
EMULEX CORP /DE/
filed 2006-02-10
CIK 350917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 1, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑                     Accelerated filer ☐                     Non-Accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of February 1, 2006, the registrant had 84,046,859 shares of common stock outstanding.

EMULEX CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	January 1,	July 3,
	2006	2005

Assets

Current assets:
Cash and cash equivalents	$142,193	$120,317
Investments	423,634	346,675
Accounts and other receivables, net	68,806	47,730
Inventories, net	24,537	36,266
Prepaid expenses	4,406	4,508
Deferred income taxes	27,609	28,961

Total current assets	691,185	584,457

Property and equipment, net	63,586	65,976
Investments	23,955	54,936
Intangibles, net	82,600	95,806
Other assets	596	606

	$861,922	$801,781

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$24,609	$29,778
Accrued liabilities	20,829	21,505
Income taxes payable	36,545	25,361

Total current liabilities	81,983	76,644

Convertible subordinated notes	234,280	233,382
Deferred income taxes and other	13,021	14,164

Total liabilities	329,284	324,190

Commitments and contingencies (notes 7 and 8)

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	—	—
Common stock, $0.10 par value; 240,000,000 shares authorized; 83,990,203 and 83,201,002 issued and outstanding at January 1, 2006 and July 3, 2005, respectively	8,399	8,320
Additional paid-in capital	962,461	944,545
Deferred compensation	—	(3,407)
Accumulated deficit	(438,222)	(471,867)

Total stockholders’ equity	532,638	477,591

	$861,922	$801,781

See accompanying notes to the condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	January 1,	December 26,	January 1,	December 26,
	2006	2004	2006	2004

Net revenues	$110,268	$91,671	$214,647	$164,896
Cost of sales	41,712	33,546	79,861	62,792

Gross profit	68,556	58,125	134,786	102,104

Operating expenses:
Engineering and development	22,335	19,746	44,190	39,943
Selling and marketing	9,254	7,587	17,211	15,011
General and administrative	5,904	3,579	11,848	3,158
Amortization of intangibles	6,373	6,548	12,757	13,095
Impairment of goodwill	—	—	—	1,793

Total operating expenses	43,866	37,460	86,006	73,000

Operating income	24,690	20,665	48,780	29,104

Nonoperating income:
Interest income	4,792	2,867	8,538	5,901
Interest expense	(622)	(1,056)	(1,246)	(2,403)
Gain on repurchase of convertible subordinated notes	—	—	—	13,090
Other income (expense), net	(18)	82	(20)	72

Total nonoperating income	4,152	1,893	7,272	16,660

Income before income taxes	28,842	22,558	56,052	45,764

Income tax provision	11,633	8,357	22,407	17,264

Net income	$17,209	$14,201	$33,645	$28,500

Net income per share:
Basic	$0.21	$0.17	$0.40	$0.34

Diluted	$0.19	$0.16	$0.38	$0.32

Number of shares used in per share computations:
Basic	83,821	82,732	83,609	82,646

Diluted	91,266	92,632	91,115	93,659

See accompanying notes to the condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	January 1,	December 26,
	2006	2004

Cash flows from operating activities:
Net income	$33,645	$28,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	8,159	6,684
Amortization of discount on 0.25% convertible subordinated notes	898	1,579
Gain on repurchase of convertible subordinated notes	—	(13,090)
Insurance recovery on shareholder litigation settlements	—	(4,649)
Stock-based compensation	10,637	2,381
Amortization of intangibles	12,758	13,095
Impairment of goodwill	—	1,793
Deferred income taxes	237	8,684
Tax benefit from exercise of stock options	—	459
Other	62	52
Changes in assets and liabilities:
Accounts and other receivables	(21,076)	11,511
Inventories	11,857	8,846
Prepaid expenses and other assets	112	(66)
Accounts payable and accrued liabilities	(5,873)	1,454
Net reimbursement of litigation settlements	—	9,052
Income taxes payable	11,184	7,075

Net cash provided by operating activities	62,600	83,360

Cash flows from investing activities:
Net proceeds from sale of property and equipment	3	26
Additions to property and equipment	(5,834)	(6,643)
Net decrease in restricted cash related to the construction escrow account	—	23
Purchases of investments	(1,059,040)	(322,087)
Maturities of investments	1,013,062	312,555

Net cash used in investing activities	(51,809)	(16,126)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock option plans	8,609	3,125
Repurchase of convertible subordinated notes	—	(137,206)
Excess tax benefits from stock-based payment arrangements	2,476	—

Net cash provided by (used in) financing activities	11,085	(134,081)

Net increase (decrease) in cash and cash equivalents	21,876	(66,847)
Cash and cash equivalents at beginning of period	120,317	192,137

Cash and cash equivalents at end of period	$142,193	$125,290

Supplemental disclosures:
Cash paid during the period for:
Interest	$297	$611
Income taxes	8,771	1,280
See accompanying notes to the condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
1.	Summary of Significant Accounting Policies and Basis of Presentation

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly its financial position as of January 1, 2006 and July 3, 2005, and its condensed consolidated statements of income and cash flows for the three and six months ended January 1, 2006 and December 26, 2004. Interim results for the six months ended January 1, 2006, are not necessarily indicative of the results that may be expected for the year ending July 2, 2006. The interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2005. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

New and Recently Adopted Accounting Standards

Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs” requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current-period charges and requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company has applied the provisions of SFAS No. 151 to the inventory costs prospectively from July 4, 2005. The adoption of SFAS No. 151 did not have a significant impact on the Company’s consolidated results of operations for the three and six months ended January 1, 2006 or financial position at January 1, 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effect or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In September 2005, the FASB reached a final consensus on Emerging Issues Task Force (“EITF”) Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” EITF 04-13 concludes that two or more legally separated exchange transactions with the same counterparty should be combined and considered as a single arrangement for purposes of applying APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” when the transactions were entered into “in contemplation” of one another. The consensus contains several indicators to be considered in assessing whether two transactions are entered into in contemplation of one another. If, based on consideration of the indicators and the substance of the arrangement, two transactions are combined and considered a single arrangement, an exchange of finished goods inventory for either raw material or work-in-process should be accounted for at fair value. The provisions of EITF 04-13 are applied to transactions completed in reporting periods beginning after March 15, 2006.

In November 2005, the FASB issued FASB Staff Position (“FSP”) SFAS No. 115-1 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and APB Opinion No. 118, “The Equity Method of Accounting for Investments in Common Stock.” The FSP is effective for reporting periods beginning after December 15, 2005. The FSP is not expected to have a significant impact on the carrying value of the Company’s investments.

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment,” or SFAS No. 123(R). Effective July 4, 2005, the Company adopted SFAS No. 123(R) and related guidance, using the modified prospective application transition method which provides for only current and future period stock-based awards to be measured and recognized at fair value. See note 9 for additional information.

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

3.	Inventories

Inventories, net, are summarized as follows:

	January 1,	July 3,
	2006	2005
	(in thousands)
Raw materials	$5,616	$20,269
Finished goods	18,921	15,997

	$24,537	$36,266

4.	Intangibles, net

Intangibles, net, are as follows:

	January 1,	July 3,
	2006	2005
	(in thousands)
Intangible assets subject to amortization:
Core technology and patents	$98,516	$98,742
Accumulated amortization, core technology and patents	(46,336)	(39,216)
Developed technology	9,304	9,341
Accumulated amortization, developed technology	(4,940)	(3,818)
Customer relationships	37,809	37,962
Accumulated amortization, customer relationships	(16,103)	(12,415)
Tradename	4,949	4,969
Accumulated amortization, tradename	(1,509)	(1,161)
Covenants not-to-compete	3,068	3,081
Accumulated amortization, covenants not-to-compete	(2,158)	(1,679)

Intangible assets subject to amortization	$82,600	$95,806

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
The intangible assets subject to amortization are being amortized on a straight-line basis over lives ranging from two to seven years. Aggregated amortization expense for these intangibles for the three months ended January 1, 2006, and December 26, 2004 was $6.4 million and $6.5 million, respectively. Aggregated amortization expense for these intangibles for the six months ended January 1, 2006 and December 26, 2004 was $12.8 and $13.1 million, respectively. For the following five full fiscal years aggregated amortization expense is expected to be (in thousands):

2006	$25,416
2007	$24,816
2008	$20,890
2009	$11,854
2010	$8,491
5.	Other Assets

Components of other assets are as follows:

	January 1,	July 3,
	2006	2005
	(in thousands)
Deferred debt issuance costs- convertible subordinated notes, net	$99	$151
Long-term prepaid assets	424	354
Refundable deposits	73	101

	$596	$606

6.	Accrued Liabilities

Components of accrued liabilities are as follows:

	January 1,	July 3,
	2006	2005
	(in thousands)
Payroll and related costs	$7,584	$8,204
Warranty reserves	3,246	4,085
Sales returns and allowances	2,788	3,442
Accrued advertising and promotions	1,718	1,674
Accrued property, sales, franchise and related taxes	1,951	1,280
Other	3,542	2,820

	$20,829	$21,505

The Company provides a warranty of between one and five years on its Fibre Channel, Internet Protocol and other networking products. The Company records a provision for estimated warranty-related costs based on historical product returns and the Company’s expected future cost of fulfilling its warranty obligations.
Changes to the warranty reserve were:

	Three Months Ended		Six Months Ended
	January 1,	December 26,	January 1,	December 26,
	2006	2004	2006	2004
	(in thousands)
Balance at beginning of period	$3,606	$3,949	$4,085	$4,046
Additions to costs and expenses	553	751	1,252	1,237
Amounts charged against reserve	(913)	(548)	(2,091)	(1,131)

Balance at end of period	$3,246	$4,152	$3,246	$4,152

7.	Convertible Subordinated Notes

In 2002, the Company completed a $345.0 million private placement of 1.75 percent convertible subordinated notes due February 1, 2007. These notes were convertible by the holder at any time into shares of the Company’s common stock at the conversion price of $53.84 per share, subject to the potential adjustments described in the terms of the notes issued. The Company incurred associated issuance costs of approximately $11.0 million. Beginning in the three months ended September 29, 2002 through July 3, 2005, the Company

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
repurchased all of the outstanding $345.0 million face value of its 1.75 percent convertible subordinated notes for approximately $315.9 million, resulting in a net pre-tax gain of approximately $31.1 million recorded in prior periods. The repurchased notes were cancelled leaving no 1.75 percent convertible notes outstanding at January 1, 2006 and July 3, 2005.
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

During the six months ended December 26, 2004, the Company repurchased approximately $153.0 million of its 0.25 percent convertible subordinated notes at a discount to face value, spending approximately $137.2 million. The resulting net pre-tax gain of $13.1 million from the repurchase of these 0.25 percent convertible subordinated notes was recorded in the six months ended December 26, 2004. The repurchased notes were cancelled.

Throughout the remainder of fiscal 2005, the Company repurchased approximately $128.5 million of its 0.25 percent convertible subordinated notes at a discount to face value, spending approximately $119.3 million. The resulting net pre-tax gain of $7.7 million from the repurchase of these 0.25 percent convertible subordinated notes was recorded in subsequent periods throughout fiscal 2005. The repurchased notes were cancelled, leaving 0.25 percent convertible subordinated notes outstanding at January 1, 2006 with a face value of approximately $236.0 million that, if converted, would result in the issuance of approximately 5.5 million shares.

8.	Commitments and Contingencies

Litigation

On November 15, 2001, prior to the Company’s acquisition of Vixel Corporation, a securities class action was filed in the United States District Court in the Southern District of New York as Case No. 01 CIV. 10053

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(SAS), Master File No. 21 MC 92 (SAS) against Vixel and two of its officers and directors and certain underwriters who participated in the Vixel initial public offering in late 1999. The amended complaint alleges violations under Section 10(b) of the Exchange Act and Section 11 of the Securities Act and seeks unspecified damages on behalf of persons who purchased Vixel stock during the period October 1, 1999 through December 6, 2000. In October 2002, the parties agreed to toll the statute of limitations with respect to Vixel’s officers and directors until September 30, 2003, and on the basis of this agreement, Vixel’s officers and directors were dismissed from the lawsuit without prejudice. During June 2003, Vixel and the other issuer defendants in the action reached a tentative settlement with the plaintiffs that would, among other things, result in the dismissal with prejudice of all claims against the defendants and their officers and directors. In connection with the possible settlement, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements so that they would not expire prior to any settlement being finalized. Although Vixel approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the court. On August 31, 2005, a Preliminary Order In Connection With Settlement Proceedings was issued by the court which among other items, sets a date for a Settlement Fairness Hearing, and the form of notice to the Settlement Classes of the Issuers’ Settlement Stipulation. In December 2005, the settlement notices authorized by the court were sent to former Vixel stockholders and the web site www.iposecuritieslitigation.com was created for claimants, as well as a March 24, 2006 objection deadline. The Company believes the final resolution of this litigation will not have a material adverse effect on the Company’s consolidated financial position, results of operation or liquidity.

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

Other Commitments and Contingencies

The Company has entered into various agreements for purchases. As of January 1, 2006, the Company’s purchase obligation associated with inventory was $40.3 million.

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

For the three and six months ended December 26, 2004, the Company accounted for its stock-based awards to employees using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. Stock-based awards to non-employees, if any, were recorded using the fair value method. Had the Company determined compensation cost based on the fair value at the grant date for all its stock options under SFAS No. 123, “Accounting for Stock Based Compensation,” the Company’s net income would have been the pro forma amounts indicated below (in thousands, except per share data):

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	Three	Six
	Months Ended	Months Ended
	December 26,	December 26,
	2004	2004
Net income as reported	$14,201	$28,500
Add: total employee stock-based compensation expense included in net income as reported, net of related tax effects	748	1,679
Deduct: Total employee stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(6,592)	(13,471)

Pro forma net income	$8,357	$16,708

Pro forma net income per share:
Basic – as reported	$0.17	$0.34

Basic – pro forma	$0.10	$0.20

Diluted – as reported	$0.16	$0.32

Diluted – pro forma	$0.09	$0.18

The fair value of each option granted during the three and six months ended December 26, 2004, was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three	Six
	Months Ended	Months Ended
	December 26,	December 26,
	2004	2004
Risk-free interest rate	2.0% - 3.3%	2.0% - 3.3%
Stock volatility	51.3% - 51.7%	51.3% - 84.0%
Dividend yield	0.0%	0.0%
Average expected lives (years)	0.5 – 2.7	0.5 – 2.8
Weighted-average fair value per option granted	$3.49 - $4.64	$3.49 - $5.34
Effective July 4, 2005, the Company adopted SFAS No. 123(R), Share-Based Payment and related guidance, using the modified prospective transition method which provides for only the current and future period stock-based awards to be measured and recognized at fair value. Previously, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. As a result of the adoption of SFAS No. 123(R) such tax benefits are reported as a financing cash inflow rather than as a reduction of taxes paid.
At January 1, 2006 the Company had four stock-based payment plans for employees and Directors, which are described below. Amounts recognized in the financial statements with respect to these plans are as follows:

	Three Months Ended	Six Months Ended
	January 1,	January 1,
	2006	2006
	(in thousands)	(in thousands)
Total cost of stock-based payment plans during the period	$5,780	$10,767
Amounts capitalized in inventory and fixed assets during the period	(128)	(282)
Amounts recognized in income for amounts previously capitalized in inventory and fixed assets	154	154

Amounts charged against income, before income tax benefit	$5,806	$10,639

Amount of related income tax benefit recognized in income	$1,216	$2,204

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Employee Stock Option and Equity Incentive Plans
On December 1, 2005, the Company’s shareholders ratified and approved the Emulex Corporation 2005 Equity Incentive Plan (the “Equity Incentive Plan”). The Company’s Equity Incentive Plan permits the grant of stock options, restricted stock awards consisting of shares of common stock that are subject to a substantial risk of forfeiture (vesting restrictions) for some period of time, unrestricted stock awards that are free of any vesting restrictions, performance awards entitling the recipient of acquired shares of common stock or to vest in shares of common stock upon the attainment of specified performance goals (“Performance Awards”) and stock appreciation rights to its domestic and international employees. The aggregate number of shares which may be used under the Equity Incentive Plan shall consist of newly authorized shares, not to exceed 2,000,000 shares of common stock, plus the number of shares available for grant under the 2004 Plan (as defined below) are the Plan (as defined below), not to exceed 1,448,442 shares, plus the number of shares underlying options that were outstanding on the effective date of the Equity Incentive Plan (October 24, 2005) that expire, are forfeited, cancelled or terminate for any reason under the Employee Stock Option Plan and the Employee Stock Incentive 2004 Plan (the “Existing Plans”) without having been exercised in full. Stock option awards are granted with an exercise price not less than fair market value of the Company’s stock at the date of grant; these awards generally vest based on three years of continuous service and have a six-year contractual term. Certain stock option awards provide for accelerated vesting if there is a change in control (as defined in the Equity Incentive Plan).
The Equity Incentive Plan is administered by the Board of Directors, or in the discretion of the Board, by a Committee (“Committee”) consisting of two or more Directors of the Company. Restricted and unrestricted stock awards may be awarded (or sold at a purchase price determined by the Board or the Committee) upon terms established by them in its sole discretion. The vesting provisions of a restricted stock award will be determined by the Board or the Committee for each grant. Unrestricted stock awards will be free of any vesting provisions.
Performance Awards will be subject to the attainment of performance goals established by the Board or Committee, the periods during which performance is to be measured, and all other limitations and conditions applicable to the awarded shares. Performance goals shall be based on a pre-established objective formula or standard that specifies the manner of determining the number of Performance Awards that will be granted or will vest if the performance goal is attained. Performance goals will be determined by the Board or the Committee prior to the time 25% of the service period has elapsed and may be based on one or more business criteria that apply to an individual, a business unit or the Company.
Stock appreciation rights entitle the holder to receive the appreciation in the value of common stock underlying the stock appreciation right. The Board or Committee may grant a stock appreciation right either as a stand alone right, or if such right does not provide for the deferral of compensation within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, in tandem with all or any part of the shares of common stock that may be purchased by the exercise of a stock option. As of January 1, 2006, there were 2,857,287 shares available for future award grants under the Equity Incentive Plan.
The Company’s Employee Stock Option Plan (the “Plan”), which is shareholder approved, permitted the grant of stock options and nonvested shares to its domestic and international employees for up to 33.7 million shares of common stock. Prior to the adoption of the Equity Incentive Plan, stock option awards were granted under the plan with an exercise price not less than the fair market value of the Company’s stock at the date of grant; these stock option awards generally vest based on either three or four years of continuous service and have either a six or 10-year contractual term. Certain stock option awards provide for accelerated vesting if there is a change in control (as defined in the Plan). With the approval and adoption of the Equity Incentive Plan on December 1, 2005, the Plan became closed for future grants of options.
The Company’s 2004 Employee Stock Incentive Plan (the “2004 Plan”), which is shareholder approved, permitted the grant of stock options and restricted (nonvested) or unrestricted shares to its employees for up to 2,000,000 shares of common stock. The purchase price for the shares subject to any option granted under the 2004 Plan was not permitted to be less than 100 percent of the fair market value of the shares of common stock of the Company on the date the option was granted. These stock option awards generally vest based on either three or four years of continuous service and have either a six or 10-year contractual term. With the approval and adoption of the Equity Incentive Plan on December 1, 2005, the 2004 Plan became closed for future award grants.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
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
The Company’s 1997 Stock Option Plan for Non-Employee Directors (the “Director Plan”), which as amended, allows for a maximum of 1,730,000 shares of common stock to be issued. The Director Plan currently provides that an option to purchase 60,000 shares of common stock of the Company will be granted to each non-employee director of the Company upon the first date that such director becomes eligible to participate. These options shall be exercisable as to one-third of the shares on each anniversary of the grant if the director is still a director of the Company. In addition, on each yearly anniversary of the date of the initial grant, each eligible director shall automatically be granted an additional option to purchase 20,000 shares of common stock. These options shall be exercisable as to one-half of the shares on the six month anniversary, one quarter on the nine month anniversary and one quarter on the year anniversary of the grant date. Options granted under the Director Plan are non-qualified stock options. The exercise price per option granted will not be less than the fair market value at the date of grant. No option granted under the Director Plan shall be exercisable after the expiration of the earlier of (i) ten years following the date the option is granted or (ii) one year following the date the optionee ceases to be a director of the Company for any reason. As of January 1, 2006, there are 215,000 options available for future award grants.
The Company’s Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by the Board of Directors and approved by the stockholders in 2000 and became effective on January 1, 2001. Under the Purchase Plan, employees of the Company who elect to participate have the right to purchase common stock at a 15 percent discount from the lower of the market value of the common stock at the beginning or the end of each six month offering period. The Purchase Plan permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from their salary an amount up to 10 percent of their compensation (which amount may be increased from time to time by the Company but may not exceed 15% of compensation). No employee may purchase more than $25,000 worth of common stock (calculated at the time the purchase right is granted) or 1,000 shares in any calendar year. The Compensation Committee of the Board of Directors administers the Purchase Plan. The Company has reserved a total of 1,950,000 shares of common stock for issuance under the Purchase Plan. As of January 1, 2006 there are 1,131,844 shares available for future award grants.
The fair value of each stock option award and purchases under the Equity Incentive Plan, the Existing Plans, the Director Plan and the Purchase Plan are estimated on the date of grant using the Black-Scholes option-pricing model based on the market price of the underlying common stock as of the date of grant, the expected term, stock price volatility and expected risk-free interest rates. This model requires subjective assumptions, including expected stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the grant date, as well as the market price of the underlying common stock as of the date of grant and expected risk-free interest rates. Expected volatilities are based on methodologies utilizing equal weighting involving both historical periods equal to the expected term and implied volatilities based on traded options to buy the Company’s shares.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the three and six months ended January 1, 2006, the assumptions utilized to complete the fair value of stock option grants under the Equity Incentive Plan, the Existing Plans, and the Director Plan (“All Other Plans”), and the Purchase Plan were:

	All Other Plans		Purchase Plan
	Three Months	Six Months	Three Months	Six Months
Expected volatility	41% - 74%	41% – 74%	37%	37%
Weighted average expected volatility	40% - 56%	40% – 56%	37%	37%
Expected dividends	0%	0%	0%	0%
Expected term (in years)	2.0 – 4.2	2.0 – 5.0	0.5	0.5
Weighted average expected term (in years)	3.25	3.25	0.5	0.5
Risk-free rate	4.33% - 4.38%	4.11% – 4.38%	3.9%	3.9%
A summary of option activity under the plans for the six months ended January 1, 2006 is as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Options	Exercise Price	Term (years)	(in millions)
Balance, July 3, 2005	14,110,464	$22.15
Granted	1,821,789	20.34
Exercised	(691,710)	10.17
Canceled	(454,433)	38.17
Forfeited	(28,612)	18.83

Balance, January 1, 2006	14,757,498	$22.00	6.2	$48.1

Exercisable January 1, 2006	9,712,058	$23.92	5.6	$33.3

As of January 1, 2006 there was $23.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.3 years. The weighted average fair value of option awards granted during the three and six months ended January 1, 2006 was $7.19 and $7.78, respectively.

The total intrinsic value of stock options exercised was $6.9 million during the six months ended January 1, 2006.

Cash received from share option exercises under stock-based payment plans for the six months ended January 1, 2006 is $8.6 million. The actual tax benefit realized for the tax deductions from option exercise of stock-based payment plans totaled $2.7 million for the six months ended January 1, 2006.

As of January 1, 2006, the amount of shares authorized under the Plan, the 2004 Plan, the Directors Plan and the Purchase Plan are sufficient to cover future stock option exercises and the Company issues new shares to satisfy such future exercises. As of January 1, 2006, there are no stock or debt repurchase programs authorized by the Board of Directors.

10.	Earnings per Share

Basic net income per share for the three and six months ended January 1, 2006 and December 26, 2004 was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share was computed by dividing adjusted net income by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would be outstanding if the dilutive potential common shares from stock option

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
plans and convertible subordinated notes had been issued. The dilutive effect of outstanding stock options is reflected in diluted net income per share by application of the treasury stock method. The dilutive effect of convertible subordinated notes is reflected in diluted net income per share by application of the if-converted method. The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	January 1,	December 26,	January 1,	December 26,
	2006	2004	2006	2004

Numerator:
Net income	$17,209	$14,201	$33,645	$28,500
Adjustment for interest expense on convertible subordinated notes, net of tax	371	661	747	1,492

Numerator for diluted net income per share	$17,580	$14,862	$34,392	$29,992

Denominator:
Denominator for basic net income per share – weighted average shares outstanding	83,821	82,732	83,609	82,646
Effect of dilutive securities:
Dilutive options outstanding	1,982	1,147	2,043	1,015
Dilutive common shares from assumed conversion of subordinated notes	5,463	8,753	5,463	9,998

Denominator for diluted net income per share – adjusted weighted average shares outstanding	91,266	92,632	91,115	93,659

Basic net income per share	$0.21	$0.17	$0.40	$0.34

Diluted net income per share	$0.19	$0.16	$0.38	$0.32

Antidilutive options excluded from computation	8,927	10,475	8,695	10,785

Average market price of common stock	$19.54	$12.69	$19.71	$11.97

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
Executive Overview
Emulex is a leading supplier of a broad range of advanced storage networking infrastructure solutions. Our products and technologies leverage an adaptable common architecture that extends from deep within the storage array to the server edge of storage networks. Our storage networking solution offerings include host bus adapters, or HBAs, embedded storage switches, storage Input/Output controllers, or IOCs, storage area network, or SAN, and storage switch products. HBAs are the data communication products that enable servers to connect to storage networks by offloading communication-processing tasks as information is delivered and sent to the storage network. Embedded storage switches and IOCs are deployed inside storage arrays, tape libraries and other storage appliances, delivering improved performance and reliability and storage connectivity. The world’s largest storage and server OEMs rely on our highly flexible common architecture to establish a robust foundation for cost-effectively integrating a wide array of storage protocols, standards and speeds.
We rely almost exclusively on OEMs and sales through distribution channels for our revenue. Our OEM customers include the world’s leading server and storage providers, including Bull, Dell, EMC, Engenio, Fujitsu Ltd., Fujitsu Siemens, Hewlett-Packard, Hitachi Data Systems, IBM, Ingram Micro, NEC, Network Appliance, Quantum, Sun Microsystems, Unisys and Xyratex. Our distribution partners include ACAL, Avnet, Bell Microproducts, Info-X, Netmarks, Tech Data and Tokyo Electron. The market for storage networking infrastructure solutions is concentrated among large OEMs and, as such, a significant portion of our revenues are generated from sales to a limited number of customers.
We believe that continued investment in next generation storage networking infrastructure solutions is required in order to achieve future revenue growth and profitability. We continue to, and currently plan to invest in research and development, sales and marketing, and capital equipment to deliver leading-edge products to our customers, including additional four gigabit per second connectivity solutions, increased Linux offerings, and products focused on the small to medium business and blade server markets. As of January 1, 2006 we had a total of 527 employees.
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
Results of Operations
The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere herein.

	Percentage of Net Revenues
	Three months ended		Six months ended
	January 1,	December 26,	January 1,	December 26,
	2006	2004	2006	2004

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	37.8	36.6	37.2	38.1

Gross profit	62.2	63.4	62.8	61.9

Operating expenses:
Engineering and development	20.3	21.5	20.6	24.2
Selling and marketing	8.4	8.3	8.0	9.1
General and administrative	5.3	3.9	5.6	1.9
Amortization of intangibles	5.8	7.2	5.9	8.0
Impairment of goodwill	—	—	—	1.1

Total operating expenses	39.8	40.9	40.1	44.3

Operating income	22.4	22.5	22.7	17.6

Nonoperating income:
Interest income	4.4	3.1	4.0	3.6
Interest expense	(0.6)	(1.1)	(0.6)	(1.4)
Gain on repurchase of convertible subordinated notes	—	—	—	7.9
Other income (expense), net	—	0.1	—	0.1

Total non-operating income	3.8	2.1	3.4	10.2

Income before income taxes	26.2	24.6	26.1	27.8

Income tax provision	10.6	9.1	10.4	10.5

Net income	15.6%	15.5%	15.7%	17.3%

Three months ended January 1, 2006, compared to three months ended December 26, 2004
Net Revenues. Net revenues for the second quarter of fiscal 2006 ended January 1, 2006, increased by $18.6 million, or 20 percent, to $110.3 million, compared to $91.7 million for the same quarter of fiscal 2005 ended December 26, 2004.
From a product line perspective, net revenues generated from our Fibre Channel products for the three months ended January 1, 2006, and for the three months ended December 26, 2004 represented substantially all of our net revenues. The following chart details our net revenues by product line for the three months ended January 1, 2006, and December 26, 2004:

	Net Revenues by Product Line
	Three Months		Three Months
	Ended	Percentage	Ended	Percentage		Percentage
	January 1,	of Net	December 26,	of Net	Increase/	Change,
(in thousands)	2006	Revenues	2004	Revenues	Decrease	if meaningful

Fibre Channel	$110,213	100%	$91,668	100%	$18,545	20%
IP networking	52	—	1	—	51	—
Other	3	—	2	—	1	—

Total net revenues	$110,268	100%	$91,671	100%	$18,597	20%

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
In addition to direct sales, some of our larger OEM customers purchased or marketed products indirectly through distributors, resellers or other third parties. We are able to track these indirect purchases to the extent that they are of customer-specific models. However, if these indirect purchases are purchases of our standard models, we are not able to distinguish them by OEM customer. Customers whose direct net revenues, or total direct and indirect net revenues (including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties), were 10 percent or more of our net revenues for the three months ended January 1, 2006 and December 26, 2004, were as follows:

	Net Revenues by Major Customers
	Direct Revenues		Total Direct and Indirect Revenues (1)
	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	January 1,	December 26,	January 1,	December 26,
	2006	2004	2006	2004

Net revenue percentage (2) :
EMC	—	—	24%	21%
Hewlett-Packard	10%	14%	10%	16%
IBM	32%	30%	32%	30%
Info-X	22%	18%	—	—

(1)	Customer-specific models sold indirectly are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.

(2)	Amounts less than 10 percent are not presented.

Direct sales to our top five customers accounted for 72 percent of total net revenues for the three months ended January 1, 2006, compared to 70 percent for the three months ended December 26, 2004, and we expect to be similarly concentrated in the future. Our net revenues from our customers can be significantly impacted by changes to our customers business and their business models. Under the vendor fulfillment role planned by EMC for EMC’s Select Program, a portion of the sales of our EMC-specific models are to be directly purchased by EMC from Emulex instead of being sold from inventory owned by EMC’s distribution partners. The timing of our implementation for the EMC Select program is dependent on EMC.
The following chart details our net revenues by sales channel for the three months ended January 1, 2006 and December 26, 2004:

	Net Revenues by Sales Channel
	Three Months		Three Months
	Ended	Percentage	Ended	Percentage		Percentage
	January 1,	of Net	December 26,	Of Net	Increase/	Change,
(in thousands)	2006	Revenues	2004	Revenues	(Decrease)	if meaningful

OEM	$71,611	65%	$60,146	66%	$11,465	19%
Distribution	38,563	35%	31,199	34%	7,364	24%
Other	94	—	326	—	(232)	—

Total net revenues	$110,268	100%	$91,671	100%	$18,597	20%

The following chart details our net domestic and international revenues based on billed-to location for the three months ended January 1, 2006 and December 26, 2004:

	Net Domestic and International Revenues
	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	January 1,	of Net	December 26,	Of Net	Increase/	Percentage
(in thousands)	2006	Revenues	2004	Revenues	Decrease	Change

Domestic	$58,816	53%	$50,695	55%	$8,121	16%
Pacific Rim	12,865	12%	12,384	14%	481	4%
Europe and rest of world	38,587	35%	28,592	31%	9,995	35%

Total net revenues	$110,268	100%	$91,671	100%	$18,597	20%

We believe the increases in domestic and international net revenues were principally a function of the overall size of the market for Fibre Channel products and increased market acceptance of our Fibre Channel products. We believe the increase in international net revenues at a higher rate than domestic net revenues is primarily due to the continued increase in market acceptance of Fibre Channel products outside of the United States. However, because we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.
Gross Profit. Cost of sales included the cost of production of finished products as well as support costs and other expenses related to inventory management, manufacturing quality and order fulfillment. In the three months ended January 1, 2006 gross profit increased $10.4 million, or 18 percent, to $68.6 million, from $58.1 million in the three months ended December 26, 2004. The increase in gross profit in the three months ended January 1, 2006 compared to the three months ended December 26, 2004, was primarily due to higher net revenues and production volumes. Cost of sales included $0.3 million of stock-based compensation expense for the three months ended January 1, 2006. For the three months ended December 26, 2004, cost of sales included $37 thousand of stock-based compensation expenses related to the acquisitions of Vixel in 2003 and Giganet in 2001. Gross margin decreased from 63 percent for the three months ended December 26, 2004, to 62 percent for the three months ended January 1, 2006. This decrease in gross margin is due primarily to an excess and obsolete inventory charge of approximately $1.0 million incurred in the three months ended January 1, 2006. Such charge was made against an older generation 2 Gigabit per second, or Gb/s, root switch and related to the transition to the 4 Gb/s product line
Engineering and Development. Engineering and development expenses consisted primarily of salaries and related expenses for personnel engaged in the design, development and technical support of our products. These expenses included third-party fees paid to consultants, prototype development expenses and computer services costs related to supporting computer tools used in the engineering and design process. Engineering and development expenses were

$22.3 million and $19.7 million in the three months ended January 1, 2006 and December 26, 2004, representing 20 and 22 percent of net revenues in each period, respectively. Engineering and development expenses increased by $2.6 million, or 13 percent, in the three months ended January 1, 2006, compared to the three months ended December 26, 2004 primarily due to the increase in stock-based compensation expense. Engineering and development expenses included $2.2 million of stock-based compensation expenses for the three months ended January 1, 2006, recognized in accordance with SFAS No. 123(R) adopted at July 4, 2005, the beginning of our fiscal year. For the three months ended December 26, 2004, engineering and development expenses included $0.4 million of stock-based compensation expenses related to the acquisitions of Vixel in 2003 and Giganet in 2001. Due to the technical nature of our products, engineering support is a critical part of our strategy during both the development of our products and the support of our customers from product design through deployment into the market. We intend to continue to make significant investments in our current products as well as the continued development of new products. The decrease in engineering and development expenses as a percentage of revenues is primarily a result of the higher revenue levels in the 2006 period.
Selling and Marketing. Selling and marketing expenses consisted primarily of salaries, commissions and related expenses for personnel engaged in the marketing and sales of our products, as well as trade shows, product literature, promotional support costs and other advertising-related costs. Selling and marketing expenses were $9.3 million and $7.6 million in the three months ended January 1, 2006 and December 26, 2004, both representing eight percent of net revenues. Selling and marketing expenses increased by $1.7 million, or 22 percent, in the three months ended January 1, 2006, compared to the three months ended December 26, 2004. This increase was primarily due to higher personnel related expenses of approximately $1.2 million and higher travel related expenses of approximately $0.2 million in the three months ended January 1, 2006, compared to the three months ended December 26, 2004. With the adoption of SFAS No. 123(R), selling and marketing expenses for the three months ended January 1, 2006 included $1.2 million of stock-based compensation expenses. For the three months ended December 26, 2004, selling and marketing expenses included $0.2 million of stock-based compensation expenses related to the acquisitions of Vixel in 2003 and Giganet in 2001.
General and Administrative. Ongoing general and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees and other associated corporate expenses. General and administrative expenses were $5.9 million, or five percent of net revenues, in the three months ended January 1, 2006. General and administrative expenses were $3.6 million or four percent of net revenues, in the three months ended December 26, 2004. General and administrative expenses increased $2.3 million, or 65 percent, in the three months ended January 1, 2006 compared to the three months ended December 26, 2004. The increase includes higher expenses related to personnel of approximately $2.4 million partially offset by a refund of legal fees related to the shareholders litigation of $0.4 million received during the three months ended January 1, 2006, compared to the three months ended December 26, 2004. This refund of legal fees was related to the shareholder litigation settled and recorded as general and administrative expense in our fiscal year ended June 29, 2003. With the adoption of SFAS No. 123(R) general and administrative expenses included $2.1 million of stock-based compensation expenses during the three months ended January 1, 2006. For the three months ended December 26, 2004, general and administrative expenses included $0.5 million of stock-based compensation expenses related to the acquisitions of Vixel in 2003 and Giganet in 2001.
Amortization of Intangibles. Amortization of intangibles included the amortization of intangible assets with estimable lives related to the purchases of Vixel and Giganet, as well as the purchase of the technology assets of Trebia Corporation. For the three months ended January 1, 2006, amortization of intangibles was $6.4 million, or six percent of net revenues. Amortization of intangibles for the three months ended December 26, 2004, was $6.5 million, or seven percent of net revenues.
Nonoperating Income. Nonoperating income consisted primarily of interest income, interest expense and other non-operating income and expense items. Our nonoperating income increased by $2.3 million to $4.2 million in the three months ended January 1, 2006, from $1.9 million in the three months ended December 26, 2004. The $2.3 million increase in nonoperating income was primarily a result of higher yields on invested cash balances and lower amounts outstanding of the convertible subordinated notes. Interest income increased $1.9 million to $4.8 million in the three months ended January 1, 2006, compared to $2.9 million in the three months ended December 26, 2004, primarily due to an improvement in interest rates in the three months ended January 1, 2006 as compared to the three months ended December 26, 2004. Further, due to the repurchase of convertible subordinated notes during fiscal year 2005, interest expense decreased by $0.4 million to $0.6 million in the three months ended January 1, 2006 from $1.1 million in the three months ended December 26, 2004.

Income Taxes. In the three months ended January 1, 2006, we recorded a tax provision in the amount of $11.6 million, or approximately 40 percent of our income before income taxes. In the three months ended December 26, 2004, we recorded a tax provision in the amount of $8.4 million, or approximately 37 percent of our income before income taxes. The increase in the tax rate is primarily due to the increase in nondeductible stock-based compensation expenses in the three months ended January 1, 2006 compared to the three months ended December 26, 2004 due to the adoption of SFAS No. 123(R) effective July 4, 2005.
Six months ended January 1, 2006, compared to six months ended December 26, 2004
Net Revenues. Net revenues for the six months ended January 1, 2006, increased by $49.8 million, or 30 percent, to $214.6 million, compared to $164.9 million for the corresponding period of the prior year ended December 26, 2004.
From a product line perspective, net revenues generated from our Fibre Channel products for the six months ended January 1, 2006, and for the six months ended December 26, 2004 represented substantially all of our net revenues. The following chart details our net revenues by product line for the six months ended January 1, 2006 and December 26, 2004:

	Net Revenues by Product Line
	Six Months		Six Months
	Ended	Percentage	Ended	Percentage		Percentage
	January 1,	of Net	December 26,	of Net	Increase/	Change,
(in thousands)	2006	Revenues	2004	Revenues	(Decrease)	if meaningful

Fibre Channel	$214,562	100%	$164,884	100%	$49,678	30%
IP networking	80	—	5	—	75	—
Other	5	—	7	—	(2)	—

Total net revenues	$214,647	100%	$164,896	100%	49,751	30%

	Net Revenues by Major Customers
	Direct Revenues		Total Direct and Indirect Revenues (1)
	Six Months	Six Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 1,	December 26,	January 1,	December 26,
	2006	2004	2006	2004

Net revenue percentage (2) :
EMC	—	—	25%	18%
Hewlett-Packard	10%	15%	10%	17%
IBM	29%	29%	29%	29%
Info-X	23%	12%	—	—
Direct sales to our top five customers accounted for 69 percent of total net revenues for the six months ended January 1, 2006, compared to 65 percent for the six months ended December 26, 2004, and we expect to be similarly concentrated in the future. Our net revenues from our customers can be significantly impacted by changes to our customers business and their business models. Under the vendor fulfillment role planned by EMC for EMC’s Select Program, a portion of the sales of our EMC-specific models are to be directly purchased by EMC from Emulex instead of being sold from inventory owned by EMC’s distribution partners. Our implementation for the EMC Select program is dependent on EMC.

(1)	Customer-specific models sold indirectly are included with the OEM’s revenues in these columns rather than as revenues for the distributors, resellers or other third parties.

(2)	Amounts less than 10 percent are not presented.

The following chart details our net revenues by sales channel for the six months ended January 1, 2006, and December 26, 2004:

	Net Revenues by Sales Channel
	Six Months		Six Months
	Ended	Percentage	Ended	Percentage		Percentage
	January 1,	of Net	December 26,	of Net	Increase/	Change,
(in thousands)	2006	Revenues	2004	Revenues	(Decrease)	if meaningful

OEM	$133,363	62%	$110,997	67%	$22,366	20%
Distribution	81,181	38%	53,461	33%	27,720	52%
Other	103	—	438	—	(335)	—

Total net revenues	$214,647	100%	$164,896	100%	$49,751	30%

The following chart details our net domestic and international revenues based on billed-to location for the six months ended January 1, 2006 and December 26, 2004:

	Net Domestic and International Revenues
	Six Months		Six Months
	Ended	Percentage	Ended	Percentage
	January 1,	of Net	December 26,	of Net	Increase/	Percentage
(in thousands)	2006	Revenues	2004	Revenues	(Decrease)	Change

Domestic	$116,143	54%	$88,370	54%	$27,773	31%
Pacific Rim	28,957	14%	23,681	14%	5,276	22%
Europe and rest of world	69,547	32%	52,845	32%	16,702	32%

Total net revenues	$214,647	100%	$164,896	100%	$49,751	30%

We believe the increases in domestic and international net revenues were principally a function of the overall size of the market for Fibre Channel products and increased market acceptance of our Fibre Channel products. We believe the increase in domestic net revenues at a higher rate than international net revenues is primarily due to the reduced sales of EMC-specific models to EMC’s distribution partners during the six months ended December 26, 2004 as a result of our preparation for the EMC Select program discussed above. However, because we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.
Gross Profit. In the six months ended January 1, 2006 gross profit increased $32.7 million, or 32 percent, to $134.8 million, from $102.1 million in the six months ended December 26, 2004. The increase in gross profit in the six months ended January 1, 2006 compared to the six months ended December 26, 2004, was primarily due to higher net revenues. Cost of sales included $0.3 million of stock-based compensation expenses for the six months ended January 1, 2006. For the six months ended December 26, 2004, cost of sales included $0.1 million of stock-based compensation expenses related to the acquisitions of Vixel in 2003 and Giganet in 2001. Gross margin increased slightly from 62 percent for the six months ended December 26, 2004, to 63 percent for the six months ended January 1, 2006. This increase in gross margin is due primarily to higher production volumes in the six months ended January 1, 2006 as compared to the six months ended December 26, 2004, when we temporarily curtailed production to reduce inventory, spreading our fixed manufacturing costs across fewer units.
Engineering and Development. Engineering and development expenses were $44.2 million and $39.9 million in the six months ended January 1, 2006 and December 26, 2004, representing 21 and 24 percent of net revenues in each period, respectively. Engineering and development expenses increased by $4.2 million, or 11 percent, in the six months ended January 1, 2006, compared to the six months ended December 26, 2004 primarily due to the increase in stock-based compensation expense. Engineering and development expenses included $4.1 million of stock-based compensation expenses for the six months ended January 1, 2006, reflecting the adoption of SFAS No. 123(R) at July 4, 2005. For the six months ended December 26, 2004, engineering and development expenses included $0.9 million of stock-based compensation expenses related to the acquisitions of Vixel in 2003 and Giganet in 2001. The decrease in engineering and development expenses as a percentage of revenues to 21 percent for the six months ended January 1, 2006 from 24 percent for the six months ended December 26, 2004 is primarily a result of the higher revenue levels in the 2006 period.

Selling and Marketing. Selling and marketing expenses were $17.2 million and $15.0 million in the six months ended January 1, 2006 and December 26, 2004, representing eight and nine percent of net revenues, respectively. Selling and marketing expenses increased by $2.2 million, or 15 percent, in the six months ended January 1, 2006, compared to the six months ended December 26, 2004. This increase was primarily due to higher personnel expenses, including stock-based compensation expenses, which increased by approximately $2.0 million in the six months ended January 1, 2006, compared to the six months ended December 26, 2004. With the adoption of SFAS No. 123(R), selling and marketing expenses included $2.3 million of stock-based compensation expenses for the six months ended January 1, 2006. For the six months ended December 26, 2004, selling and marketing expenses included $0.5 million of stock-based compensation expenses related to the acquisitions of Vixel and Giganet. As a portion of selling and marketing expenses, including but not limited to employees’ base compensation and stock-based compensation expense, is not driven directly by increases or decreases in net revenues, the expenses have fluctuated as a percent of net revenues.
General and Administrative. General and administrative expenses were $11.8 million, or six percent of net revenues, in the six months ended January 1, 2006. General and administrative expenses were $3.2 million in the six months ended December 26, 2004. General and administrative expenses for the six months ended December 26, 2004, included a $4.6 million reduction related to reimbursement received from our insurance carriers. This reimbursement was related to the shareholder litigation settled and recorded as general and administrative expenses in our fiscal year ended June 29, 2003. General and administrative expenses excluding the $4.6 million insurance reimbursement for the six months ended December 26, 2004 would have been $7.8 million, or five percent of net revenues. This would represent an increase of $4.0 million, or 53 percent, in the six months ended January 1, 2006, as compared to the six months ended December 26, 2004, excluding the insurance recovery. The increase includes higher expenses related to stock-based compensation expenses of $3.9 million, partially offset by a refund of legal fees in the amount of $0.4 million related to the shareholder litigation settled and recorded in our fiscal year ended June 29, 2003. With the adoption of SFAS No. 123(R) in the six months ended January 1, 2006, general and administrative expenses included $3.9 million of stock-based compensation expenses. For the six months ended December 26, 2004, general and administrative expenses included $1.0 million of stock-based compensation expenses related to the acquisitions of Vixel and Giganet.
Amortization of Intangibles. Amortization of intangibles included the amortization of intangible assets with estimable lives related to the purchases of Vixel and Giganet, as well as the purchase of the technology assets of Trebia Corporation. For the six months ended January 1, 2006, amortization of intangibles was $12.8 million, or six percent of net revenues. Amortization of intangibles for the six months ended December 26, 2004, was $13.1 million, or eight percent of net revenues.
Impairment of Goodwill. As a result of a SFAS No. 142, “Goodwill and Other Intangible Assets” analysis, including a second step goodwill impairment test, we fully impaired goodwill as of June 27, 2004. In connection with the preparation of Vixel Corporation’s tax return in the first quarter of fiscal 2005, we revised estimates and discovered errors related to the deferred tax assets of Vixel Corporation (acquired in November 2003). These events resulted in a revision to Vixel’s purchase price allocation to decrease net deferred tax assets and increase goodwill, which was impaired. This resulted in a $1.8 million impairment of goodwill charge for the three months ended September 26, 2004. Had this item been recorded in fiscal 2004, our net loss would have been $1.8 million higher, or $534.1 million, instead of $532.3 million. We do not believe that this $1.8 million impairment of goodwill was material to fiscal 2004 or to fiscal 2005 operations or financial results. Excluding this adjustment, net income for the six months ended December 26, 2004 would have been $30.3 million.
Nonoperating Income. Nonoperating income consisted primarily of interest income, interest expense and other non-operating income and expense items such as the gains on the repurchase of convertible subordinated notes. Our nonoperating income decreased by $9.4 million to $7.3 million in the six months ended January 1, 2006, from $16.7 million in the six months ended December 26, 2004. The $9.4 million decrease in nonoperating income was primarily the result of a gain of $13.1 million related to the partial repurchase of our 0.25 percent contingently convertible subordinated notes in the six months ended December 26, 2004, partially offset by an increase in interest income of $2.6 million and a decrease in interest expense of $1.2 million in the six months ended January 1, 2006 compared to the six months ended December 26, 2004. Interest income increased $2.6 million to $8.5 million in the six months ended January 1, 2006, compared to $5.9 million in the six months ended December 26, 2004, primarily due to an improvement in interest rates in the six months ended January 1, 2006 as compared to the six months ended December 26, 2004. Further, as a result of the repurchase of convertible subordinated notes during fiscal year 2005, interest expense decreased by $1.2 million to $1.2 million in the six months ended January 1, 2006 from $2.4 million in the six months ended December 26, 2004.

Income Taxes. In the six months ended January 1, 2006, we recorded a tax provision in the amount of $22.4 million, or approximately 40 percent of our income before income taxes. In the six months ended December 26, 2004, we recorded a tax provision in the amount of $17.3 million, or approximately 38 percent of our income before income taxes. The increase in the tax rate is primarily due to the increase in nondeductible stock-based compensation expenses in the six months ended January 1, 2006 compared to the six months ended December 26, 2004 previously discussed above.
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
We believe the following are critical accounting policies and require us to make significant judgments and estimates in the preparation of our consolidated financial statements: revenue recognition; warranty; allowance for doubtful accounts; intangibles and other long-lived assets; inventories; income taxes and stock-based compensation previously discussed.
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
Income Taxes. We account for income taxes using the asset and liability method, which recognizes deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We regularly review historical and anticipated future pre-tax results of operations to determine whether we will be able to realize the benefit of our deferred tax assets. A valuation allowance is required to reduce the potential deferred tax asset when it is more likely than not that all or some portion of the deferred tax asset will not be realized due to the lack of sufficient taxable income. As of January 1, 2006, we have a valuation allowance of $0.9 million established against capital loss carryforwards.
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
Liquidity and Capital Resources
As of January 1, 2006 we had $609.2 million in working capital and $589.8 million in cash and cash equivalents, current investments and long-term investments. At July 3, 2005, we had $507.8 million in working capital and $521.9 million in cash and cash equivalents, current investments and long-term investments. Our cash and cash equivalents increased by $21.9 million to $142.2 million as of January 1, 2006 from $120.3 million as of July 3, 2005. The increase in cash and cash equivalents was due to our operating and financing activities, which provided $62.6 million and $11.1 million, respectively. The cash and cash equivalents provided by our operations and financing activities were partially offset by our investing activities, which used $51.8 million of cash and cash equivalents.
In the six months ended January 1, 2006, operating activities provided $62.6 million of cash and cash equivalents compared to providing $83.4 million in the six months ended December 26, 2004. The primary reason for the decrease in cash provided by operating activities for the six months ended January 1, 2006 was an increase in accounts and other receivables in the six month period ended January 1, 2006 of $21.1 million versus a decrease of $11.5 million in the comparable six month period of the prior year. The increase in accounts and other receivables is primarily being driven by a combination of higher revenue levels and customer payment terms. Additionally, net income for the six months ended December 26, 2004 included a gain on the repurchase of convertible subordinated notes of $13.1 million. No convertible subordinated notes were repurchased during the six months ended January 1, 2006.
In the six months ended January 1, 2006 investing activities used $51.8 million of cash and cash equivalents, as the amount of purchases of new investments outpaced the maturities of investments. For the six months ended December 26, 2004, investing activities used $16.1 million of cash and cash equivalents, as the amount of purchases of new investments exceeded the maturities of existing investments. Additionally, during the six months ended January 1, 2006, Emulex spent $5.8 million on additions to property and equipment compared to spending $6.6 million during the six months ended December 26, 2004.
Financing activities provided $11.1 million of cash and cash equivalents in the six months ended January 1, 2006. The increase in cash and cash equivalents was primarily due to the proceeds received from the issuance of common stock under stock options and stock purchase plans. For the six months ended December 26, 2004, financing activities used $134.1 million of cash and cash equivalents due primarily to the repurchase of $153.0 million in face value of our 0.25 percent contingent convertible subordinated notes at a net discount, spending $137.2 million.

As of January 1, 2006 Emulex had approximately $236.0 million in face value of its 0.25 percent contingent convertible subordinated notes due 2023 outstanding. Interest is payable in cash on June 15th and December 15th of each year. Under the terms of the offering, the notes may be converted, at the option of the holder and subject to the satisfaction of certain conditions, into shares of the Company’s common stock at a price of $43.20 per share. Holders of the notes may require us to purchase the notes for cash by giving written notice within the 20 business days prior to each of December 15, 2006, December 15, 2008, December 15, 2013, and December 15, 2018. See note 7 to the condensed consolidated financial statements contained herein for more information.
We entered into various purchase agreements for inventory, and as of January 1, 2006 our inventory purchase obligation associated with these items was $40.3 million.
On November 15, 2001, prior to our acquisition of Vixel Corporation, a securities class action was filed in the United States District Court in the Southern District of New York as Case No. 01 CIV. 10053 (SAS), Master File No. 21 MC 92 (SAS) against Vixel and two of its officers and directors and certain underwriters who participated in the Vixel initial public offering in late 1999. The amended complaint alleges violations under Section 10(b) of the Exchange Act and Section 11 of the Securities Act and seeks unspecified damages on behalf of persons who purchased Vixel stock during the period October 1, 1999 through December 6, 2000. In October 2002, the parties agreed to toll the statute of limitations with respect to Vixel’s officers and directors until September 30, 2003, and on the basis of this agreement, Vixel’s officers and directors were dismissed from the lawsuit without prejudice. During June 2003, Vixel and the other issuer defendants in the action reached a tentative settlement with the plaintiffs that would, among other things, result in the dismissal with prejudice of all claims against the defendants and their officers and directors. In connection with the possible settlement, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements so that they would not expire prior to any settlement being finalized. Although Vixel approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the court. On August 31, 2005, a Preliminary Order In Connection With Settlement Proceedings was issued by the court which among other items, sets a date for a Settlement Fairness Hearing, and the form of notice to the Settlement Classes of the Issuers’ Settlement Stipulation. In December 2005, the settlement notices authorized by the court were sent to former Vixel stockholders and the web site www.iposecuritieslitigation.com was created for claimants, as well as a March 24, 2006 objection deadline. We believe the final resolution of this litigation will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.
As part of our commitment to storage networking product development, we expect to continue our investments including property and equipment for additional engineering and test equipment, and continued enhancement of our global IT infrastructure.
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

As described below, the following summarizes our contractual obligations at January 1, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	(in thousands)
		Less than	1–3	4-5	After 5
	Total	1 Year (1)	Years(2)	Years (3)	Years

Convertible subordinated notes and interest (4)	$236,590	$295	$236,295	$-	$-
Leases	9,175	779	3,427	3,137	1,832
Inventory purchase commitments	40,289	40,289	—	—	—
Other commitments	1,039	1,039	—	—	—

Total	$287,093	$42,402	$239,722	$3,137	$1,832

(1)	Fiscal year ending July 2, 2006.

(2)	Fiscal years ending July 1, 2007, and June 29, 2008

(3)	Fiscal years ending June 28, 2009, and June 27, 2010.

(4)	The principal payment related to the remaining outstanding 0.25 percent contingent convertible subordinated notes of $236.0 million is shown as a payment in the period for the fiscal years ending July 2007 and June 2008 above as holders of these 20-year notes may require us to purchase the notes for cash by giving us written notice as early as 20 business days prior to each of December 15, 2006, December 15, 2008, December 15, 2013, and December 15, 2018.

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
We rely almost exclusively on OEMs and sales through distribution channels for our revenue. For the three months ended January 1, 2006 we derived approximately 65 percent of our net revenues from OEMs and 35 percent from sales through distribution. Furthermore, because some of our sales through distribution channels consists of OEM products, OEM customers effectively generated more than 87 percent of our revenue for the six months ended January 1, 2006. We may be unable to retain our current OEM and distributor customers or to recruit additional or replacement customers.
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
The markets for our products are characterized by rapidly changing technology, evolving industry standards and the frequent introduction of new products and enhancements. Our future success depends in large part on our ability to enhance our existing products and to introduce new products on a timely basis to meet changes in customer preferences and evolving industry standards. Currently, new and proposed technologies such as four, eight and ten Gb/s, Fibre Channel solutions; Infiniband; PCI-X 2.0; PCI Express; PCI Express Advanced Switching; iSCSI; SATA; SAS; and Remote Direct Memory Access, or RDMA; are in development by many companies and their ultimate acceptance and deployment in the market is uncertain. We are developing some, but not all of these technologies, and we cannot be sure that the technologies we chose to develop will achieve market acceptance, or that technologies that we chose not to develop will be available to purchase or license from third parties or will be immaterial to our business. Furthermore, if our products are not available in time for the qualification cycle at an OEM it may be up to three years, if ever, before another qualification cycle is available to us. In addition, new products and enhancements developed by us may not be backwards compatible to existing equipment already installed in the market. If we are unable, for technological or other reasons, to develop new products, enhance or sell existing products, or consume existing products in a timely and cost-effective manner in response to technological and market changes, our business, results of operations and financial condition may be materially adversely affected.
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
In the past, we have experienced downward pressure on the average unit selling prices of our products. Furthermore, we may provide pricing discounts to customers based upon volume purchase criteria, and achievement of such discounts may reduce our average unit selling prices. To the extent that growth in unit demand fails to offset decreases in average unit selling prices, our revenues and financial performance could be materially adversely affected. Although historically we have achieved offsetting cost reductions, to the extent that average unit selling prices of our products decrease without a corresponding decrease in the costs of such products, our gross margins and financial performance could be materially adversely affected. Furthermore, as the majority of our products are manufactured internationally, cost reductions would be more difficult to achieve if the value of the U.S. dollar deteriorates. Moreover, if the manufactured cost of our products were to increase due to inflation or other factors, our gross margins and financial performance could be materially adversely affected.
Delays in product development could adversely affect our business.
We have experienced delays in product development in the past and may experience similar delays in the future. Prior delays have resulted from numerous factors, which may include, but are not limited to:
•	difficulties in hiring and retaining necessary employees and independent contractors;

•	difficulties in reallocating engineering resources and other resource limitations;

•	unanticipated engineering or manufacturing complexity, including from third-party suppliers of intellectual property such as foundries of our ASICs;

•	undetected errors or failures in software, firmware and hardware;

•	changing OEM product specifications;

•	delays in the acceptance or shipment of products by OEM customers; and

•	changing market or competitive product requirements.
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
A change in our business relationships with our third-party suppliers or our Electronics Manufacturing Service providers or EMS providers, could adversely affect our business.
We rely on third-party suppliers for components and the manufacture of our products, and we have experienced delays or difficulty in securing components and finished goods in the past. Delays or difficulty in securing components or finished goods at reasonable cost may be caused by numerous factors including, but not limited to:
•	discontinued production by a supplier;

•	required long-term purchase commitments;

•	undetected errors, failures or production quality issues, including projected failures that may exceed epidemic failure rates specified in agreements with our customers or that may require us to make concessions or accommodations for continuing customer relationships;

•	timeliness of product delivery;

•	sole sourcing and components made by a small number of suppliers, including the inability to obtain components and finished goods at reasonable cost from such sources and suppliers;

•	financial stability and viability of our suppliers and EMS providers;

•	changes in business strategies of our suppliers and EMS providers;

•	increases in manufacturing costs due to lower volumes or more complex manufacturing process than anticipated;

•	disruption in shipping channels;

•	natural disasters;

•	inability or unwillingness of our suppliers or EMS providers to continue their business with us;

•	environmental, tax or legislative changes in the location where our products are produced or delivered, including implementation of European Union Directives 2002/95/EC (RoHS) and 2002/96/EC (WEEE) ;

•	difficulties associated with foreign operations; and

•	market shortages.
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
For the three months ended January 1, 2006 sales in the United States accounted for 53 percent of our total net revenues, sales in the Pacific Rim countries accounted for 12 percent and sales in Europe and the rest of the world accounted for 35 percent of our total net revenues, based on bill-to address. We expect that our sales will be similarly distributed for the foreseeable future. However, because we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our sales may not be reflective of the geographic mix of end-user demand or installations. All of our sales are currently denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. Additionally, a significant portion of our products are produced at our EMS providers’ production facilities in Spain, Mexico and Malaysia. As a result, we are subject to the risks inherent in international operations. Our international business activities could be affected, limited or disrupted by a variety of factors, including, but not limited to:
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
We may pursue acquisitions or strategic investments that could provide new technologies, products or service offerings. Future acquisitions or strategic investments may negatively impact our results of operations as a result of operating losses incurred by the acquired entity, the use of significant amounts of cash, potentially dilutive issuances of equity or equity-linked securities, incurrence of debt, amortization of intangible assets with determinable lives or impairment of intangible assets. Furthermore, we may incur significant expenses pursuing acquisitions or strategic investments that ultimately may not be completed. Moreover, to the extent that any proposed acquisition or strategic investment is not favorably received by stockholders, analysts and others in the investment community, the price of our stock could be adversely affected. In addition, acquisitions or strategic investments involve numerous risks, including, but not limited to:
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
The stock market in general and the stock prices in technology-based companies in particular have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. For example, during the calendar year 2005 the sales price of our common stock ranged from a low of $15.06 per share to a high of $22.68 per share. Factors that could have a significant impact on the market price of our stock include, but are not limited to, the following:
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
We maintain a system of internal controls in order to ensure we are able to collect, process, summarize and disclose the information required by the Securities and Exchange Commission within the time periods specified. Any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Additionally, public companies in the United States are required to review their internal controls under the Sarbanes-Oxley Act of 2002. If the internal controls put in place by us are not adequate or fail to perform as anticipated, we may be required to restate our financial statements, receive an adverse audit opinion, and/or take other actions that will divert significant financial and managerial resources, as well as be subject to fines and/or other government enforcement actions. Furthermore, the price of our stock could be adversely affected.

Changes in laws, regulations and financial accounting standards may affect our reported results of operations.
New laws, regulations and accounting standards, as well as changes to and varying interpretations of currently accepted accounting practices in the technology industry might adversely affect our reported financial results, which could have an adverse effect on our stock price. Furthermore, new guidance related to the expensing of stock options in SFAS No. 123(R) has materially adversely affected operating and net income for the three and six months ended January 1, 2006, and may affect our stock price.
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
While we believe we have adequate working capital to meet our expected cash requirements for the next twelve months, we may need to raise additional funds through public or private debt or equity financings in order to, without limitation:
•	take advantage of unanticipated opportunities, including more rapid international expansion or acquisitions of complementary businesses or technologies;

•	develop new products or services;

•	repay outstanding indebtedness; and

•	respond to unanticipated competitive pressures.
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
In fiscal 2004, we completed a $517.5 million private placement of 0.25 percent convertible subordinated notes due 2023. During the fiscal year 2005, we repurchased and cancelled $281.5 million in face value of these 0.25 percent notes, leaving approximately $236.0 million still outstanding at January 1, 2006. The holders of our 0.25 percent notes may require us to purchase the notes for cash as early as December 2006. If we have insufficient liquidity and capital resources to repay the principal amounts of our outstanding convertible notes and the notes when due, we may be forced to raise additional funds through public or private debt or equity financings, which may not be available on favorable terms, if at all. If such financings were not available on favorable terms our business, results of operations and financial condition could be materially adversely affected.
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
At January 1, 2006, our investment portfolio consisted primarily of fixed income securities, excluding those classified as cash and cash equivalents, of $447.6 million. We have the positive intent and ability to hold these securities to maturity. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10 percent from the levels existing as of January 1, 2006, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows. However, if interest rates decreased and securities within our portfolio matured and were re-invested in securities with lower interest rates, interest income would decrease in the future.
As of January 1, 2006, we had approximately $236.0 million face value 0.25 percent contingent convertible subordinated notes issued and outstanding. The fair value, based on quoted market prices, of our 0.25 percent convertible subordinated notes at January 1, 2006, was $224.8 million. The fair value of these notes may increase or decrease due to various factors, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions.
Foreign Currency
We have executed and will continue to execute transactions in foreign currencies. As a result, we may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound and the Euro. Given the relatively small number of foreign currency transactions, we do not believe that our potential exposure to fluctuations in foreign currency exchange rates is significant.
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
There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Litigation
On November 15, 2001, prior to the Company’s acquisition of Vixel Corporation, a securities class action was filed in the United States District Court in the Southern District of New York as Case No. 01 CIV. 10053 (SAS), Master File No. 21 MC92 (SAS) against Vixel and two of its officers and directors and certain underwriters who participated in the Vixel initial public offering in late 1999. The amended complaint alleges violations under Section 10(b) of the Exchange Act and Section 11 of the Securities Act and seeks unspecified damages on behalf of persons who purchased Vixel stock during the period October 1, 1999 through December 6, 2000. In October 2002, the parties agreed to toll the statute of limitations with respect to Vixel’s officers and directors until September 30, 2003, and on the basis of this agreement, Vixel’s officers and directors were dismissed from the lawsuit without prejudice. During June 2003, Vixel and the other issuer defendants in the action reached a tentative settlement with the plaintiffs that would, among other things, result in the dismissal with prejudice of all claims against the defendants and their officers and directors. In connection with the possible settlement, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements so that they would not expire prior to any settlement being finalized. Although Vixel approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the court. On August 31, 2005, a Preliminary Order In Connection With Settlement Proceedings was issued by the court which among other items, sets a date for a Settlement Fairness Hearing, and the form of notice to the Settlement Classes of the Issuers’ Settlement Stipulation. In December 2005, the settlement notices authorized by the court were sent to former Vixel stockholders and the web site www.iposecuritieslitigation.com was created for claimants, as well as a March 24, 2006 objection deadline. The Company believes the final resolution of this litigation will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
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
Item 1A Risk Factors
This item is not applicable as the Company was not required to disclose risk factors in response to Part I, Item 1A of Form 10-K in its Annual Report on Form 10-K for the fiscal year ended July 3, 2005. However, the Company has included a description of risk factors as part of Part I, Item 2 of this Quarterly Report on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not repurchase any equity securities and there were no sales of unregistered securities during the three months ended January 1, 2006.
Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of stockholders of the Company was held on December 1, 2005. There were 83,678,959 shares of the Company’s common stock issued, outstanding and entitled to vote at the meeting as of October 10, 2005, the record date. Proxies representing 78,723,067 common shares were received and tabulated. Four proposals were voted on at this meeting. First, the following members were elected to the Company’s Board of Directors to hold office for the ensuing year:

Nominee	In Favor	Withheld
Fred B. Cox	76,024,335	2,698,723
Michael P. Downey	74,048,852	4,674,215
Bruce C. Edwards	69,796,273	8,926,794
Paul F. Folino	76,082,810	2,640,257
Robert H. Goon	75,968,986	2,754,081
Don M. Lyle	68,750,004	9,973,063
Dean A Yoost	77,104,322	1,618,745

The second proposal submitted to the stockholders of the Company was to ratify and approve the Company’s 2005 Employee Stock Incentive Plan. The proposal was approved with the following votes:

For	37,007,413
Against	22,059,747
Abstain	125,883
Broker Non-Vote	19,530,024
The third proposal submitted to the stockholders of the Company was to ratify and approve the Company’s 1997 Stock Option Plan for Non-Employee Directors, including amendments which (i) extend the termination date of such Plan, and (ii) permit but do not require the issuance of equity-based awards other than stock options. The proposal was approved with the following votes:

For	45,781,187
Against	13,309,987
Abstain	101,869
Broker Non-Vote	19,530,024
The fourth proposal submitted to the stockholders of the Company was to ratify the selection of KPMG LLP as the Company’s independent auditors for fiscal year 2006. This proposal was approved with the following votes:

For	77,875,919
Against	779,907
Abstain	67,241
Item 6. Exhibits

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit 3.3	Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 30, 2005).

Exhibit 3.4	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.1	Rights Agreement dated January 19, 1989, as amended (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.2	Certificate regarding extension of Final Expiration Date of Rights Agreement dated January 18, 1999 (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-3, filed on May 17, 1999).

Exhibit 4.3	Form of 0.25% Convertible Subordinated Note due December 15, 2023 (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

Exhibit 4.4	Indenture between the Company, as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated December 12, 2003, related to the Company’s 0.25% Convertible Subordinated Notes due 2023 (incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

Exhibit 4.5	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation dated December 12, 2003, related to the Company’s 0.25% Convertible Subordinated Notes due 2023 (incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: February 9, 2006

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