Form 10-Q
period 2006-04-02
EMULEX CORP /DE/
filed 2006-05-12
CIK 350917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 2, 2006
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
Yes ☐ No ☑
As of April 30, 2006, the registrant had 84,336,633 shares of common stock outstanding.

EMULEX CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	April 2,	July 3,
	2006	2005

Assets

Current assets:
Cash and cash equivalents	$138,997	$120,317
Investments	460,885	346,675
Accounts and other receivables, net	56,954	47,730
Inventories, net	30,471	36,266
Prepaid expenses	5,432	4,508
Deferred income taxes	26,163	28,961

Total current assets	718,902	584,457

Property and equipment, net	64,592	65,976
Investments	11,686	54,936
Intangibles, net	76,170	95,806
Other assets	429	606

	$871,779	$801,781

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$20,772	$29,778
Accrued liabilities	20,746	21,505
Convertible subordinated notes	234,729	—
Income taxes payable	31,476	25,361

Total current liabilities	307,723	76,644

Convertible subordinated notes	—	233,382
Deferred income taxes and other	12,069	14,164

Total liabilities	319,792	324,190

Commitments, contingencies and subsequent event (notes 7, 8 and 11)

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	—	—
Common stock, $0.10 par value; 240,000,000 shares authorized; 84,229,719 and 83,201,002 issued and outstanding at April 2, 2006 and July 3, 2005, respectively	8,423	8,320
Additional paid-in capital	970,193	944,545
Deferred compensation	—	(3,407)
Accumulated deficit	(426,629)	(471,867)

Total stockholders’ equity	551,987	477,591

	$871,779	$801,781

See accompanying notes to the condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	April 2,	March 27,	April 2,	March 27,
	2006	2005	2006	2005

Net revenues	$89,295	$102,580	$303,942	$267,476
Cost of sales	35,923	41,160	123,084	111,382

Gross profit	53,372	61,420	180,858	156,094

Operating expenses:
Engineering and development	21,726	21,042	65,916	60,985
Selling and marketing	9,151	8,004	26,362	23,015
General and administrative	5,468	4,223	17,316	7,381
Amortization of other intangible assets	2,686	2,833	8,143	8,498
Impairment of goodwill	—	—	—	1,793

Total operating expenses	39,031	36,102	117,737	101,672

Operating income	14,341	25,318	63,121	54,422

Nonoperating income:
Interest income	5,881	3,341	14,419	9,242
Interest expense	(620)	(1,016)	(1,866)	(3,419)
Gain (loss) on repurchase of convertible subordinated notes	—	(279)	—	12,811
Other income (expense), net	52	(24)	32	48

Total nonoperating income	5,313	2,022	12,585	18,682

Income before income taxes	19,654	27,340	75,706	73,104

Income tax provision	8,061	9,552	30,468	26,816

Net income	$11,593	$17,788	$45,238	$46,288

Net income per share:
Basic	$0.14	$0.21	$0.54	$0.56

Diluted	$0.13	$0.20	$0.51	$0.52

Number of shares used in per share computations:
Basic	84,075	82,963	83,764	82,710

Diluted	91,304	93,415	91,171	93,467

See accompanying notes to the condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended
	April 2,	March 27,
	2006	2005

Cash flows from operating activities:
Net income	$45,238	$46,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	12,162	10,723
Amortization of discount on 0.25% convertible subordinated notes	1,347	2,262
Gain on repurchase of convertible subordinated notes	—	(12,811)
Insurance recovery on shareholder litigation settlements.	—	(4,649)
Stock-based compensation	15,433	3,305
Amortization of intangibles	19,083	19,642
Impairment of goodwill	—	1,793
Deferred income taxes	745	9,753
Tax benefit from exercise of stock options	—	1,619
Excess tax benefits from stock-based payment arrangements	(3,206)	—
Other	61	22
Changes in assets and liabilities:
Accounts and other receivables	(9,224)	7,553
Inventories	6,026	4,993
Prepaid expenses and other assets	(747)	(974)
Accounts payable and accrued liabilities	(9,807)	7,806
Net reimbursement of litigation settlements	—	9,052
Income taxes payable	9,321	11,843

Net cash provided by operating activities	86,432	118,220

Cash flows from investing activities:
Net proceeds from sale of property and equipment	3	42
Additions to property and equipment	(10,843)	(9,815)
Net decrease in restricted cash related to the construction escrow account	—	23
Purchases of investments	(1,722,416)	(560,490)
Maturities of investments	1,651,456	564,767

Net cash used in investing activities	(81,800)	(5,473)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock option plans	10,842	4,268
Repurchase of convertible subordinated notes	—	(154,266)
Excess tax benefits from stock-based payment arrangements	3,206	—

Net cash provided by (used in) financing activities	14,048	(149,998)

Net increase (decrease) in cash and cash equivalents	18,680	(37,251)
Cash and cash equivalents at beginning of period	120,317	192,137

Cash and cash equivalents at end of period	$138,997	$154,886

Supplemental disclosures:
Cash paid during the period for:
Interest	$297	$761
Income taxes	20,698	3,836
     See accompanying notes to the condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
1.	Summary of Significant Accounting Policies and Basis of Presentation
In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly its financial position as of April 2, 2006 and July 3, 2005, and its condensed consolidated statements of income for the three and nine months ended April 2, 2006 and March 27, 2005 and condensed consolidated statements of cash flows for the nine months ended April 2, 2006 and March 27, 2005. Interim results for the nine months ended April 2, 2006, are not necessarily indicative of the results that may be expected for the year ending July 2, 2006. The interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2005. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. For the three and nine months ended March 27, 2005, $3.7 million and $11.1 million, respectively, of amortization expense related to core and developed technology previously included within the amortization of other intangibles line item within operating expenses has been reclassified into the cost of sales line item in the Statements of Income in the current presentation.
Recently Released Accounting Standards
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effect or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect SFAS No. 154 to have an impact on the Company’s financial statements upon adoption.
In September 2005, the FASB reached a final consensus on Emerging Issues Task Force (“EITF”) Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” EITF 04-13 concludes that two or more legally separated exchange transactions with the same counterparty should be combined and considered as a single arrangement for purposes of applying APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” when the transactions were entered into “in contemplation” of one another. The consensus contains several indicators to be considered in assessing whether two transactions are entered into in contemplation of one another. If, based on consideration of the indicators and the substance of the arrangement, two transactions are combined and considered a single arrangement, an exchange of finished goods inventory for either raw material or work-in-process should be accounted for at fair value. The provisions of EITF 04-13 are applied to transactions completed in reporting periods beginning after March 15, 2006. The provisions of EITF No. 04-13 are not expected to have a significant impact on the Company’s financial statements.
Recently Adopted Accounting Standards
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

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
In connection with the preparation of Vixel Corporation’s tax return in the first quarter of fiscal 2005, the Company revised estimates and discovered errors related to the deferred tax assets of Vixel Corporation (acquired in November 2003). As a result, the Company recorded a $1.8 million impairment of goodwill in the three months ended September 26, 2004. The Company does not believe that this $1.8 million impairment of goodwill was material to fiscal 2005 operations or financial results. Excluding this adjustment, net income for the nine months ended March 27, 2005 would have been $48.1 million.
3.	Inventories
Inventories, net, are summarized as follows:

	April 2,	July 3,
	2006	2005

	(in thousands)
Raw materials.	$5,969	$20,269
Finished goods	24,502	15,997

	$30,471	$36,266

4. Intangibles, net
Intangibles, net, are as follows:

	April 2,	July 3,
	2006	2005

	(in thousands)
Intangible assets subject to amortization:
Core technology	$85,510	$85,723
Accumulated amortization, core technology	(45,320)	(36,059)
Developed technology	9,295	9,341
Accumulated amortization, developed technology	(5,497)	(3,818)
Patents	12,954	13,019
Accumulated amortization, patents	(4,539)	(3,157)
Customer relationships	37,774	37,962
Accumulated amortization, customer relationships	(17,937)	(12,415)
Tradename	4,944	4,969
Accumulated amortization, tradename	(1,683)	(1,161)
Covenants not-to-compete	3,065	3,081
Accumulated amortization, covenants not-to-compete	(2,396)	(1,679)

Intangible assets subject to amortization	$76,170	$95,806

The intangible assets subject to amortization are being amortized on a straight-line basis over lives ranging from two to seven years. The amortization expense associated with core and developed technology is included within the cost of sales line item in the accompanying Statements of Income. The amortization expense associated with patents, customer relationships, trade name and covenants not-to-compete is included within the amortization of other intangibles line item which is included within the operating expenses in the Statements of Income. Amortization expense for all intangible assets for the three months ended April 2, 2006, and March 27, 2005 was $6.3 million and $6.5 million, respectively. Amortization expense related to core technology and developed technology for the three months ended April 2, 2006 and March 27, 2005 was $3.6 million and $3.7 million, respectively. Amortization expense for all intangible assets for the nine months ended April 2, 2006 and March 27, 2005 was $19.1 million and $19.6 million, respectively. Amortization expense related to core and developed technology for the nine months ended April 2, 2006 and March 27, 2005 was $10.9 million and $11.1 million, respectively. For the following five full fiscal years amortization expense for all intangible assets is expected to be (in thousands):

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

2006	$25,407
2007	$24,783
2008	$20,863
2009	$11,836
2010	$8,479
For the next five full fiscal years amortization expense associated with core technology and developed technology included in the above amounts and which is to be included in cost of sales in the accompanying Statement of Income is expected to be (in thousands):

2006	$14,576
2007	$14,545
2008	$11,059
2009	$5,999
2010	$5,999
5. Other Assets
Components of other assets are as follows:

	April 2,	July 3,
	2006	2005

	(in thousands)
Deferred debt issuance costs- convertible subordinated notes, net	$74	$151
Long-term prepaid assets	282	354
Refundable deposits	73	101

	$429	$606

6. Accrued Liabilities
Components of accrued liabilities are as follows:

	April 2,	July 3,
	2006	2005

	(in thousands)
Payroll and related costs	$8,405	$8,204
Warranty reserves	3,065	4,085
Unearned revenue and customer performance liabilities	3,188	3,442
Accrued advertising and promotions	1,743	1,674
Accrued property, sales, franchise and related taxes.	1,599	1,280
Other	2,746	2,820

	$20,746	$21,505

The Company provides a warranty of between one and five years on its Fibre Channel, Internet Protocol and other networking products. The Company records a provision for estimated warranty-related costs based on historical product returns and the Company’s expected future cost of fulfilling its warranty obligations.
Changes to the warranty reserve were:

	Three Months Ended		Nine Months Ended
	April 2,	March 27,	April 2,	March 27,
	2006	2005	2006	2005

	(in thousands)
Balance at beginning of period.	$3,246	$4,152	$4,085	$4,046
Additions to costs and expenses	784	1,213	2,036	2,450
Amounts charged against reserve	(965)	(598)	(3,056)	(1,729)

Balance at end of period	$3,065	$4,767	$3,065	$4,767

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
7. Convertible Subordinated Notes
In 2002, the Company completed a $345.0 million private placement of 1.75 percent convertible subordinated notes due February 1, 2007. These notes were convertible by the holder at any time into shares of the Company’s common stock at the conversion price of $53.84 per share, subject to the potential adjustments described in the terms of the notes issued. The Company incurred associated issuance costs of approximately $11.0 million. Beginning in the three months ended September 29, 2002 through December 26, 2004, the Company repurchased approximately $328.0 million of the outstanding $345.0 million face value of its 1.75 percent convertible subordinated notes for approximately $298.8 million, resulting in a net pre-tax gain of approximately $31.4 million recorded in prior periods. In February 2005, the Company repurchased approximately $17.0 million of its 1.75 percent convertible notes at a premium to face value, spending approximately $17.1 million. The resulting net pre-tax loss of $0.3 million from the repurchase of these 1.75 percent convertible notes was recorded in the three and nine months ended March 27, 2005. The repurchased notes were cancelled leaving no 1.75 percent convertible notes outstanding at April 2, 2006 and July 3, 2005.
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
During the nine months ended March 27, 2005, the Company repurchased approximately $153.0 million of its 0.25 percent convertible subordinated notes at a discount to face value, spending approximately $137.2 million. The resulting net pre-tax gain of $13.1 million from the repurchase of these 0.25 percent convertible subordinated notes was recorded in the nine months ended March 27, 2005. The repurchased notes were cancelled.
Throughout the remainder of fiscal 2005, the Company repurchased approximately $128.5 million of its 0.25 percent convertible subordinated notes at a discount to face value, spending approximately $119.3 million. The resulting net pre-tax gain of $7.7 million from the repurchase of these 0.25 percent convertible subordinated notes was recorded in subsequent periods throughout fiscal 2005. The repurchased notes were

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
cancelled, leaving 0.25 percent convertible subordinated notes outstanding at April 2, 2006 with a face value of approximately $236.0 million that, if converted, would result in the issuance of approximately 5.5 million shares.
8. Commitments and Contingencies
Litigation
On November 15, 2001, prior to the Company’s acquisition of Vixel Corporation, a securities class action was filed in the United States District Court in the Southern District of New York as Case No. 01 CIV. 10053 (SAS), Master File No. 21 MC 92 (SAS) against Vixel and two of its officers and directors and certain underwriters who participated in the Vixel initial public offering in late 1999. The amended complaint alleges violations under Section 10(b) of the Exchange Act and Section 11 of the Securities Act and seeks unspecified damages on behalf of persons who purchased Vixel stock during the period October 1, 1999 through December 6, 2000. In October 2002, the parties agreed to toll the statute of limitations with respect to Vixel’s officers and directors until September 30, 2003, and on the basis of this agreement, Vixel’s officers and directors were dismissed from the lawsuit without prejudice. During June 2003, Vixel and the other issuer defendants in the action reached a tentative settlement with the plaintiffs that would, among other things, result in the dismissal with prejudice of all claims against the defendants and their officers and directors. In connection with the possible settlement, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements so that they would not expire prior to any settlement being finalized. Although Vixel approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the court. On August 31, 2005, a Preliminary Order In Connection With Settlement Proceedings was issued by the court which among other items, set a date for a Settlement Fairness Hearing held on April 24, 2006 and the form of notice to the Settlement Classes of the Issuers’ Settlement Stipulation. In December 2005, the settlement notices authorized by the court were sent to former Vixel stockholders and the web site www.iposecuritieslitigation.com was created for claimants, as well as a March 24, 2006 objection deadline.
At the Settlement Fairness Hearing held on April 24, 2006, the court raised the following primary issues: (1) the (possible) change in value of the settlement since preliminary approval, and whether the benefits of the settlement should be evaluated at the time of approval or at the time of negotiation; (2) how the class certification argument before the Second Circuit Court of Appeals could or would affect the fairness of the settlement; (3) how to evaluate the intangible benefits of the settlement to the class members; and (4) how to value the $1 billion guarantee (for the consolidated litigation involving Vixel and 297 other Issuers) by Insurers in the Stipulation and Agreement of Settlement Exhibit C in light of the Underwriters’ potential future settlements. The Court did not rule on April 24, 2006 on the motion for final approval or objections. The Company believes the final resolution of this litigation will not have a material adverse effect on the Company’s consolidated financial position, results of operation or liquidity.
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
Other Commitments and Contingencies
The Company has entered into various agreements for purchases. As of April 2, 2006, the Company’s purchase obligation associated with inventory was $23.5 million.
9. Stock-Based Compensation
In December 2004, the FASB issued SFAS No. 123(R). SFAS No. 123(R) requires that the compensation cost related to share-based payment transactions, measured based on the fair value of the equity or liability instruments issued, be recognized in the financial statements. The adoption of SFAS No. 123(R) is required in

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
fiscal years beginning after June 15, 2005. Determining the fair value of options using the Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the grant date.
For the three and nine months ended March 27, 2005, the Company accounted for its stock-based awards to employees using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. Stock-based awards to non-employees, if any, were recorded using the fair value method. Had the Company determined compensation cost based on the fair value at the grant date for all its stock options under SFAS No. 123, “Accounting for Stock Based Compensation,” the Company’s net income would have been the pro forma amounts indicated below (in thousands, except per share data):

	Three	Nine
	Months Ended	Months Ended
	March 27,	March 27,
	2005	2005

Net income as reported	$17,788	$46,288
Add: total employee stock-based compensation expense included in net income as reported, net of related tax effects	622	2,301
Deduct: Total employee stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(5,419)	(18,898)

Pro forma net income	$12,991	$29,691

Net income per share:
Basic — as reported	$0.21	$0.56

Basic — pro forma	$0.16	$0.36

Diluted — as reported	$0.20	$0.52

Diluted — pro forma	$0.15	$0.34

The fair value of each option granted during the three and nine months ended March 27, 2005 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three	Nine
	Months Ended	Months Ended
	March 27,	March 27,
	2005	2005

Risk-free interest rate	4.0%	2.0% - 4.0%
Stock volatility	50.0%	50.0% - 84.0%
Dividend yield	0.0%	0.0%
Average expected lives (years)	2.9	0.5 - 2.9
Weighted-average fair value per option granted	$6.08	$3.49 - $6.08
Effective July 4, 2005, the Company adopted SFAS No. 123(R), and related guidance, using the modified prospective transition method which provides for only the current and future period stock-based awards to be measured and recognized at fair value. Previously, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. As a result of the adoption of SFAS No. 123(R) such tax benefits are reported as a financing cash inflow rather than as a reduction of taxes paid.
At April 2, 2006 the Company had five stock-based payment plans for employees and Directors, which are described below. Amounts recognized in the financial statements with respect to these plans are as follows:

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	Three Months Ended	Nine Months Ended
	April 2,	April 2,
	2006	2006
	(in thousands)	(in thousands)

Total cost of stock-based payment plans during the period	$4,897	$15,664
Amounts capitalized in inventory during the period	(231)	(513)
Amounts recognized in income for amounts previously capitalized in inventory	128	282

Amounts charged against income, before income tax benefit	$4,794	$15,433

Amount of related income tax benefit recognized in income	$925	$3,129

Employee Stock Option and Equity Incentive Plans
On December 1, 2005, the Company’s shareholders ratified and approved the Emulex Corporation 2005 Equity Incentive Plan (the “Equity Incentive Plan”). The Company’s Equity Incentive Plan permits the grant of stock options, restricted stock awards consisting of shares of common stock that are subject to a substantial risk of forfeiture (vesting restrictions) for some period of time, unrestricted stock awards that are free of any vesting restrictions, performance awards entitling the recipient to acquire shares of common stock or to vest in shares of common stock upon the attainment of specified performance goals (“Performance Awards”) and stock appreciation rights to its domestic and international employees. The aggregate number of shares which may be used under the Equity Incentive Plan consists of 2,937,475 shares of common stock, plus the number of shares underlying options that were outstanding on the effective date of the Equity Incentive Plan (October 24, 2005) that expire, are forfeited, cancelled or terminate for any reason under the Employee Stock Option Plan and the Employee Stock Incentive 2004 Plan (the “Existing Plans”) without having been exercised in full. Stock option awards are granted with an exercise price not less than fair market value of the Company’s stock at the date of grant; these awards generally vest based on three years of continuous service and have a six-year contractual term. Certain stock option awards provide for accelerated vesting if there is a change in control (as defined in the Equity Incentive Plan). As of April 2, 2006 there were 2,516,050 shares available for future award grants under the Equity Incentive Plan.
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
Performance Awards will be subject to the attainment of performance goals established by the Board or Committee, the periods during which performance is to be measured, and all other limitations and conditions applicable to the awarded shares. Performance goals shall be based on a pre-established objective formula or standard that specifies the manner of determining the number of Performance Awards that will be granted or will vest if the performance goal is attained. Performance goals will be determined by the Board or the Committee prior to the time 25 percent of the service period has elapsed and may be based on one or more business criteria that apply to an individual, a business unit or the Company.
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

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
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
The Company’s 1997 Stock Option Plan for Non-Employee Directors (the “Director Plan”), as amended and which is shareholder approved, allows for a maximum of 1,730,000 shares of common stock to be issued. The Director Plan currently provides that an option to purchase 60,000 shares of common stock of the Company will be granted to each non-employee director of the Company upon the first date that such director becomes eligible to participate. These options shall be exercisable as to one-third of the shares on each anniversary of the grant if the director is still a director of the Company. In addition, on each yearly anniversary of the date of the initial grant, each eligible director shall automatically be granted an additional option to purchase 20,000 shares of common stock. These options shall be exercisable as to one-half of the shares on the six month anniversary, one quarter on the nine month anniversary and one quarter on the year anniversary of the grant date. Options granted under the Director Plan are non-qualified stock options. The exercise price per option granted will not be less than the fair market value at the date of grant. No option granted under the Director Plan shall be exercisable after the expiration of the earlier of (i) ten years following the date the option is granted or (ii) one year following the date the optionee ceases to be a director of the Company for any reason. As of April 2, 2006, there are 215,000 options available for future award grants.
The Company’s Employee Stock Purchase Plan (the “Purchase Plan” or “ESPP”) was adopted by the Board of Directors and approved by the stockholders in 2000 and became effective on January 1, 2001. Under the Purchase Plan, employees of the Company who elect to participate have the right to purchase common stock at a 15 percent discount from the lower of the market value of the common stock at the beginning or the end of each six month offering period. The Purchase Plan permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from their salary an amount up to 10 percent of their compensation (which amount may be increased from time to time by the Company but may not exceed 15 percent of compensation). No employee may purchase more than $25,000 worth of common stock (calculated at the time the purchase right is granted) or 1,000 shares in any calendar year. The Compensation Committee of the Board of Directors administers the Purchase Plan. The Company has reserved a total of 1,950,000 shares of common stock for issuance under the Purchase Plan. As of April 2, 2006 there are 1,021,332 shares available for future award grants.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
The fair value of each stock option award and purchases under the Equity Incentive Plan, the Plan, the 2004 Plan, the Director Plan and the Purchase Plan are estimated on the date of grant using the Black-Scholes option-pricing model based on the market price of the underlying common stock as of the date of grant, the expected term, stock price volatility and expected risk-free interest rates. This model requires subjective assumptions, including expected stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the grant date, as well as the market price of the underlying common stock as of the date of grant and expected risk-free interest rates. Expected volatilities are based on methodologies utilizing equal weighting involving both historical periods equal to the expected term and implied volatilities based on traded options to buy the Company’s shares.
For the three and nine months ended April 2, 2006, the assumptions utilized to complete the fair value of stock option grants under the Equity Incentive Plan, the Plan, the 2004 Plan and the Director Plan (collectively “All Other Plans”), and the Purchase Plan were:

	All Other Plans		Purchase Plan
	Three Months	Nine Months	Three Months	Nine Months

Expected volatility	41% - 69%	41% - 74%	37%	37%
Weighted average expected volatility	38% - 50%	38% - 56%	37%	37%
Expected dividends	0%	0%	0%	0%
Expected term (in years)	2.4 - 4.4	2.0 - 5.0	0.5	0.5
Weighted average expected term (in years)	3.25	3.25	0.5	0.5
Risk-free rate	4.78% - 4.80%	4.11% - 4.80%	4.80%	3.90% - 4.80%
A summary of option activity under the plans for the nine months ended April 2, 2006 is as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Options	Exercise Price	Term (years)	(in millions)

Balance, July 3, 2005	14,110,464	$22.15
Granted	2,237,089	19.81
Exercised	(820,714)	9.34
Canceled	(449,907)	38.80
Forfeited	(107,928)	18.64

Balance, April 2, 2006	14,969,004	$22.02	6.0	$31.2

Exercisable, April 2, 2006	9,947,171	$23.92	5.4	$22.9

As of April 2, 2006 there was $21.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.2 years. The weighted average fair value of option awards granted during the three and nine months ended April 2, 2006 was $6.25 and $7.49, respectively.
The total intrinsic value of stock options exercised was $8.8 million during the nine months ended April 2, 2006.
Cash received from share option exercises under stock-based payment plans for the nine months ended April 2, 2006 is $10.8 million. The actual tax benefit realized for the tax deductions from option exercise of stock-based payment plans totaled $3.4 million for the nine months ended April 2, 2006.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
As of April 2, 2006, the number of shares authorized under the Plan, the 2004 Plan, the Directors Plan and the Purchase Plan are sufficient to cover future stock option exercises and the Company issues new shares to satisfy such future exercises. As of April 2, 2006, there are no stock or debt repurchase programs authorized by the Board of Directors.
10. Earnings per Share
Basic net income per share for the three and nine months ended April 2, 2006 and March 27, 2005 was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share was computed by dividing adjusted net income by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would be outstanding if the dilutive potential common shares from stock option plans and convertible subordinated notes had been issued. The dilutive effect of outstanding stock options is reflected in diluted net income per share by application of the treasury stock method. The dilutive effect of convertible subordinated notes is reflected in diluted net income per share by application of the if-converted method. The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	April 2,	March 27,	April 2,	March 27,
	2006	2005	2006	2005

Numerator:
Net income	$11,593	$17,788	$45,238	$46,288
Adjustment for interest expense on convertible subordinated notes, net of tax	366	661	1,115	2,160

Numerator for diluted net income per share	$11,959	$18,449	$46,353	$48,448

Denominator:
Denominator for basic net income per share — weighted average shares outstanding	84,075	82,963	83,764	82,710
Effect of dilutive securities:
Dilutive options outstanding and ESPP shares	1,766	1,817	1,944	1,213
Dilutive common shares from assumed conversion of subordinated notes	5,463	8,635	5,463	9,544

Denominator for diluted net income per share —

adjusted weighted average shares outstanding	91,304	93,415	91,171	93,467

Basic net income per share	$0.14	$0.21	$0.54	$0.56

Diluted net income per share	$0.13	$0.20	$0.51	$0.52

Antidilutive options excluded from computation	9,640	8,259	9,028	9,516

Average market price of common stock	$18.62	$17.03	$19.35	$13.64

The antidilutive options were excluded from the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares during the periods presented.
11. Subsequent Event
On May 1, 2006, the Company acquired Aarohi Communications, Inc., a supplier of intelligent data center networking products with principal product development facilities located in San Jose, California and Bangalore, India, for up to approximately $39 million in cash, assumed debt, contingent consideration and assumed stock options. In addition, the Company will make restricted stock awards of approximately 305,500 shares of the Company’s common stock. The restricted stock awards granted will impact the Company’s

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
results of operations due to increased compensation expenses recognized under SFAS No. 123(R). On May 2, 2006, Aarohi Communications, Inc. was renamed Emulex Communications Corporation.
The purchase price allocation has not been finalized for the Aarohi acquisition. However, significant amounts may be allocated to in-process research and development (“IPR&D”) and to intangible assets, resulting in IPR&D expense and/or intangible asset amortization expense that may impact the Company’s results of operations.

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
Actual future results could differ materially from those described in the forward-looking statements as a result of a variety of factors, including those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, and, in particular, the subsection entitled “Risk Factors.” These factors include risks related to the recent acquisition of Aarohi Communications, Inc. and risks related to the fact that the economy generally, and the technology and storage segments specifically, have been in a state of uncertainty making it difficult to determine if past experience is a good guide to the future and making it impossible to determine if markets will grow or shrink in the short term. In the past, our results have been significantly impacted by a widespread slowdown in technology investment that pressured the storage networking market that is the mainstay of our business. A downturn in information technology spending could adversely affect our revenues and results of operations. As a result of this uncertainty, we are unable to predict with any accuracy what future results might be. Other factors affecting these forward-looking statements include, but are not limited to, the following: slower than expected growth of the storage networking market or the failure of our Original Equipment Manufacturer, or OEM, customers to successfully incorporate our products into their systems; our dependence on a limited number of customers and the effects of the loss of, or decrease or delays in orders by, any such customers, or the failure of such customers to make payments; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of our or our OEM customers’ new or enhanced products; the variability in the level of our backlog and the variable booking patterns of our customers; the effects of terrorist activities, natural disasters and resulting political or economic instability; the highly competitive nature of the markets for our products, as well as pricing pressures that may result from such competitive conditions; our ability and the ability of our OEM customers to keep pace with the rapid technological changes in our industry and gain market acceptance for new products and technologies; the effect of rapid migration of customers towards newer, lower cost product platforms; possible transitions from board or box level to application specific integrated circuit, or ASIC, solutions for selected applications; a shift in unit product mix from high-end to lower-end products; a decrease in the average unit selling prices or an increase in the manufactured cost of our products; delays in product development; our reliance on third-party suppliers and subcontractors for components and assembly; any inadequacy of our intellectual property protection or the potential for third-party claims of infringement; inadequacy of our system of internal controls; our ability to attract and retain key technical personnel; our dependence on foreign sales and foreign-produced products; the effect of acquisitions; impairment charges; changes in tax rates or legislation; and changes in accounting standards. Readers should carefully review these cautionary statements since they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends and are in addition to other factors discussed elsewhere in this Form 10-Q, in our filings with the Securities and Exchange Commission or in materials incorporated therein by reference. We caution the reader, however, that these lists of risk factors may not be exhaustive. We expressly disclaim any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances.
Executive Overview
Emulex is a leading supplier of a broad range of advanced storage networking infrastructure solutions. Our products and technologies leverage an adaptable common architecture that extends from deep within the storage array to the server edge of storage area networks, or SANs. Our storage networking solution offerings include host bus adapters, or HBAs, embedded storage switches, storage Input/Output controllers, or IOCs, multiprotocol storage routers and intelligent data center networking solutions. HBAs are the data communication products that enable servers to connect to storage networks by offloading communication-processing tasks as information is delivered and sent to the storage network. Embedded storage switches and IOCs are deployed inside storage arrays, tape libraries and other storage appliances, delivering improved performance, reliability and storage connectivity. Our multiprotocol routers link iSCI host servers to fibre channel SANs or interconnect Fiber channel SANs over IP networks. Our intelligent data center networking solutions support enhanced performance and functionality for networked virtual storage environments. The world’s largest storage and server OEMs rely on our highly flexible common architecture to establish a robust foundation for cost-effectively integrating a wide array of storage protocols, standards and speeds.
We rely almost exclusively on OEMs and sales through distribution channels for our revenue. Our OEM customers include the world’s leading server and storage providers, including Groupe Bull, Dell, EMC, Engenio, Fujitsu Ltd., Fujitsu Siemens, Hewlett-Packard, Hitachi Data Systems, IBM, Ingram Micro, NEC, Network Appliance, Quantum, Sun Microsystems, Unisys and Xyratex. Our distribution partners include ACAL, Avnet, Bell Microproducts, Info-X, Netmarks, Tech Data and Tokyo Electron. The market for storage networking infrastructure solutions is concentrated among large OEMs and, as such, a significant portion of our revenues are generated from sales to a limited number of customers.
We believe that continued investment in next generation storage networking infrastructure solutions is required in order to achieve future revenue growth and profitability. We continue to, and currently plan to invest in research and development, sales and marketing, and capital equipment to deliver leading-edge products to our customers, including additional 4 Gigabit per second or 4 Gb/s connectivity solutions, increased Linux offerings, and products focused on the small to medium business and blade server markets. As of April 2, 2006 we had a total of 539 employees.
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
On May 1, 2006, we acquired Aarohi Communications, Inc., a supplier of intelligent data center networking components and software with principal product development facilities located in San Jose, California and Bangalore, India, for up to approximately $39 million in cash, assumed debt, contingent consideration and assumed stock options. In addition, the Company will make restricted stock awards of approximately 305,500 shares of the Company’s common stock. The restricted stock awards granted will impact the Company’s results of operations due to increased compensation expenses recognized under SFAS No. 123(R). On May 2, 2006, Aarohi Communications, Inc. was renamed Emulex Communications Corporation.
The purchase price allocations have not been finalized for the Aarohi acquisition. However, significant amounts may be allocated to in-process research and development (“IPR&D”) and to intangible assets, resulting in IPR&D expense and/or intangible asset amortization expense that may impact the Company’s results of operations.
Results of Operations
The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere herein.

	Percentage of Net Revenues
	Three months ended		Nine months ended
	April 2,	March 27,	April 2,	March 27,
	2006	2005	2006	2005

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	40.2	40.1	40.5	41.6

Gross profit	59.8	59.9	59.5	58.4

Operating expenses:
Engineering and development	24.3	20.5	21.7	22.8
Selling and marketing	10.3	7.8	8.6	8.6
General and administrative	6.1	4.1	5.7	2.8
Amortization of other intangibles	3.0	2.8	2.7	3.2
Impairment of goodwill	—	—	—	0.7

Total operating expenses	43.7	35.2	38.7	38.1

Operating income	16.1	24.7	20.8	20.3

Nonoperating income:
Interest income	6.6	3.3	4.7	3.5
Interest expense	(0.7)	(1.0)	(0.6)	(1.3)
Gain (loss) on repurchase of convertible subordinated notes	—	(0.3)	—	4.8
Other income (expense), net	—	—	—	—

Total nonoperating income	5.9	2.0	4.1	7.0

Income before income taxes	22.0	26.7	24.9	27.3

Income tax provision	9.0	9.4	10.0	10.0

Net income	13.0%	17.3%	14.9%	17.3%

Three months ended April 2, 2006 compared to three months ended March 27, 2005
Net Revenues. Net revenues for the third quarter of fiscal 2006 ended April 2, 2006, decreased $13.3 million, or 13 percent, to $89.3 million, compared to $102.6 million for the same quarter of fiscal 2005 ended March 27, 2005.
From a product line perspective, net revenues generated from our Fibre Channel products for the three months ended April 2, 2006 and March 27, 2005 represented substantially all of our net revenues. The following chart details our net revenues by product line for the three months ended April 2, 2006 and March 27, 2005:

	Net Revenues by Product Line
	Three Months		Three Months
	Ended	Percentage	Ended	Percentage		Percentage
(dollars in	April 2,	of Net	March 27,	of Net	Increase/	Change,
thousands)	2006	Revenues	2005	Revenues	(Decrease)	if meaningful

Fibre Channel	$89,159	100%	$102,545	100%	$(13,386)	(13%)
IP networking	133	—	29	—	104	—
Other	3	—	6	—	(3)	—

Total net revenues	$89,295	100%	$102,580	100%	$(13,285)	(13%)

We believe that our net revenues from our broad range of Fibre Channel Input/Output, or I/O, and switching products are being generated primarily as a result of our product certifications and qualifications with OEM customers, which generate both direct OEM sales and indirect sales through distribution. We view product certifications and qualifications as an important indicator of future revenue opportunities and growth for the Company. However, product certifications and qualifications do not necessarily ensure continued market acceptance of our products by our OEM customers. It is also very difficult to determine the future impact, if any, on our revenues of product certifications and qualifications. Our Fibre Channel products consist of both our LightPulse and InSpeed products. The decrease in our Fibre Channel products from the three months ended April 2, 2006 compared to the three months ended March 27, 2005 is a result of an approximately 13 percent decrease in shipments of our LightPulse products and an approximate five percent decrease in the average selling price in our LightPulse products. This was partially offset by a 32 percent increase in shipments of our InSpeed products partially offset by an approximate 13 percent decrease in our average selling price of InSpeed products. Our IP networking products consist of our iSCSI products and our newly introduced iSCSI storage router and FCIP storage router. We do not expect material revenue from IP networking products for the foreseeable future.
In addition to direct sales, some of our larger OEM customers purchased or marketed products indirectly through distributors, resellers or other third parties. We are able to track these indirect purchases to the extent that they are of customer-specific models. However, if these indirect purchases are purchases of our standard models, we are not able to distinguish them by OEM customer. Customers whose direct net revenues, or total direct and indirect net revenues (including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties), were 10 percent or more of our net revenues for the three months ended April 2, 2006 and March 27, 2005, were as follows:

	Net Revenues by Major Customers
	Direct Revenues		Total Direct and Indirect Revenues (1)
	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	April 2,	March 27,	April 2,	March 27,
	2006	2005	2006	2005

Net revenue percentage (2) :
EMC	—	—	20%	22%
Hewlett-Packard	12%	10%	12%	11%
IBM	31%	31%	31%	32%
Info-X	19%	20%	—	—

(1)	Customer-specific models sold indirectly are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.

(2)	Amounts less than 10 percent are not presented.
Direct sales to our top five customers accounted for 71 percent of total net revenues for the three months ended April 2, 2006 and March 27, 2005, and we expect to be similarly concentrated in the future. Our net revenues from our customers can be significantly impacted by changes to our customers business and their business models. Under the vendor fulfillment role planned by EMC for EMC’s Select Program, a portion of the sales of our EMC-specific models are to be directly purchased by EMC from Emulex instead of being sold from inventory owned by EMC’s distribution partners. The timing of our implementation for the EMC Select program is dependent on EMC.
The following chart details our net revenues by sales channel for the three months ended April 2, 2006 and March 27, 2005:

	Net Revenues by Sales Channel
	Three Months		Three Months
	Ended	Percentage	Ended	Percentage		Percentage
	April 2,	of Net	March 27,	Of Net	Increase/	Change,
(dollars in thousands)	2006	Revenues	2005	Revenues	(Decrease)	if meaningful

OEM	$58,816	66%	$65,222	64%	$(6,406)	(10%)
Distribution	30,428	34%	37,355	36%	(6,927)	(19%)
Other	51	—	3	—	48	—

Total net revenues	$89,295	100%	$102,580	100%	$(13,285)	(13%)

The following chart details our net domestic and international revenues based on billed-to location for the three months ended April 2, 2006 and March 27, 2005:

	Net Domestic and International Revenues
	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	April 2,	of Net	March 27,	Of Net	Increase/	Percentage
(dollars in thousands)	2006	Revenues	2005	Revenues	Decrease	Change

Domestic	$48,065	54%	$57,848	57%	$(9,783)	(17%)
Pacific Rim	12,723	14%	15,780	15%	(3,057)	(19%)
Europe and rest of world	28,507	32%	28,952	28%	(445)	(2%)

Total net revenues	$89,295	100%	$102,580	100%	$(13,285)	(13%)

We believe the decreases in domestic and international net revenues were primarily due to deferred launches of next-generation OEM server and storage platforms enabled by Emulex HBAs. Additionally, because we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.
Gross Profit. Cost of sales included the cost of production of finished products as well as support costs and other expenses related to inventory management, manufacturing quality, order fulfillment and amortization expense of intangible assets. In the three months ended April 2, 2006 gross profit decreased $8.0 million, or 13 percent, to $53.4 million, from $61.4 million in the three months ended March 27, 2005. The decrease in gross profit in the three months ended April 2, 2006 compared to the three months ended March 27, 2005, was primarily due to lower net revenues. Cost of sales included $0.1 million of stock-based compensation expense for the three months ended April 2, 2006 recognized in accordance with SFAS No. 123(R) adopted at July 4, 2005, the beginning of our fiscal year. For the three months ended March 27, 2005, cost of sales included $36 thousand of stock-based compensation expenses related to the acquisitions of Vixel in 2003 and Giganet in 2001. Gross margin remained consistent at 60 percent for the three months ended April 2, 2006, and the three months ended March 27, 2005.
Engineering and Development. Engineering and development expenses consisted primarily of salaries and related expenses for personnel engaged in the design, development and technical support of our products. These expenses included third-party fees paid to consultants, prototype development expenses and computer services costs related to supporting computer tools used in the engineering and design process. Engineering and development expenses were $21.7 million and $21.0 million in the three months ended April 2, 2006 and March 27, 2005, representing 24 percent and 21 percent of net revenues in each period, respectively. Engineering and development expenses increased by $0.7 million, or three percent, in the three months ended April 2, 2006 compared to the three months ended March 27, 2005 primarily due to the increase in personnel related expenses of $1.8 million, including stock-based compensation, and an increase in fixed assets depreciation and other equipment related expenses of $0.5 million partially offset by a decrease in expenses associated with new product development of $1.7 million. Engineering and development expenses included $2.0 million of stock-based compensation expenses for the three months ended April 2, 2006, recognized in accordance with SFAS No. 123(R). For the three months ended March 27, 2005 engineering and development expenses included $0.3 million of stock-based compensation expenses related to the acquisitions of Vixel in 2003 and Giganet in 2001. Due to the technical nature of our products, engineering support is a critical part of our strategy during both the development of our products and the support of our customers from product design through deployment into the market. We intend to continue to make significant investments in our current products as well as the continued development of new products. The increase in engineering and development expenses as a percentage of revenues is primarily a result of the lower revenue levels in the 2006 period.
Selling and Marketing. Selling and marketing expenses consisted primarily of salaries, commissions and related expenses for personnel engaged in the marketing and sales of our products, as well as trade shows, product literature, promotional support costs and other advertising-related costs. Selling and marketing expenses were $9.2 million and $8.0 million in the three months ended April 2, 2006 and March 27, 2005, representing 10 percent and eight percent, respectively, of net revenues. Selling and marketing expenses increased by $1.1 million, or 14 percent, in the three months ended April 2, 2006 compared to the three months ended March 27, 2005. This increase was primarily due to higher personnel related expenses of approximately $0.7 million and higher advertising expenses of approximately $0.3 million in the three months ended April 2, 2006 compared to the three months ended March 27, 2005. With the adoption of SFAS No. 123(R), selling and marketing expenses for the three months ended April 2, 2006 included $1.0 million of stock-based compensation expenses. For the three months ended March 27, 2005, selling and marketing expenses included $0.2 million of stock-based compensation expenses related to the acquisitions of Vixel and Giganet. As a portion of selling and marketing expenses, including but not limited to employees’ base compensation and stock-based expense, is not driven directly by increases or decreases in net revenues, the expenses may fluctuate as a percent of net revenues.
General and Administrative. Ongoing general and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees and other associated corporate expenses. General and administrative expenses were $5.5 million, or six percent of net revenues, in the three months ended April 2, 2006. General and administrative expenses were $4.2 million or four percent of net revenues, in the three months ended March 27, 2005. General and administrative expenses increased $1.2 million, or 29 percent, in the three months ended April 2, 2006 compared to the three months ended March 27, 2005. The increase includes higher personnel related expenses of approximately $1.2 million during the three months ended April 2, 2006, compared to the three months ended March 27, 2005. With the adoption of SFAS No. 123(R) general and administrative expenses included $1.7 million of stock-based compensation expenses during the three months ended April 2, 2006. For the three months ended March 27, 2005, general and administrative expenses included $0.4 million of stock-based compensation expenses related to the acquisitions of Vixel and Giganet . The increase in the general and administrative expenses as a percentage of revenues is primarily a result of the lower revenue levels in the 2006 period.
Amortization of Other Intangible Assets. Amortization of other intangible assets included the amortization of patents, customer relationships, trade name and covenants not-to-compete assets with estimable lives related to the purchases of Vixel and Giganet. For the three months ended April 2, 2006, amortization of other intangible assets was $2.7 million, or three percent of net revenues. Amortization of other intangible assets for the three months ended March 27, 2005, was $2.8 million, or three percent of net revenues.
Nonoperating Income. Nonoperating income consisted primarily of interest income, interest expense and other non-operating income and expense items. Our nonoperating income increased by $3.3 million to $5.3 million in the three months ended April 2, 2006, from $2.0 million in the three months ended March 27, 2005. The $3.3 million increase in nonoperating income was primarily a result of higher yields on invested cash balances and lower amounts outstanding of the convertible subordinated notes. Interest income increased $2.5 million to $5.9 million in the three months ended April 2, 2006, compared to $3.3 million in the three months ended March 27, 2005, primarily due to an improvement in interest rates in the three months ended April 2, 2006 as compared to the three months ended March 27, 2005. Further, due to the repurchase of convertible subordinated notes during fiscal year 2005, interest expense decreased by $0.4 million to $0.6 million in the three months ended April 2, 2006 from $1.0 million in the three months ended March 27, 2005.
Income Taxes. In the three months ended April 2, 2006, we recorded a tax provision in the amount of $8.1 million, or approximately 41 percent of our income before income taxes. In the three months ended March 27, 2005, we recorded a tax provision in the amount of $9.6 million, or approximately 35 percent of our income before income taxes. The increase in the tax rate is primarily due to the increase in nondeductible stock-based compensation expenses in the three months ended April 2, 2006 compared to the three months ended March 27, 2005 due to the adoption of SFAS No. 123(R) effective July 4, 2005. The tax provision for the three months ended March 27, 2005 also included a benefit of approximately $0.5 million primarily related to research and development tax credits.
Nine months ended April 2, 2006 compared to nine months ended March 27, 2005:
Net Revenues. Net revenues for the nine months ended April 2, 2006, increased by $36.5 million, or 14 percent, to $303.9 million, compared to $267.5 million for the corresponding period of the prior year ended March 27, 2005.
From a product line perspective, net revenues generated from our Fibre Channel products for the nine months ended April 2, 2006, and March 27, 2005 represented substantially all of our net revenues. The following chart details our net revenues by product line for the nine months ended April 2, 2006 and March 27, 2005:

	Net Revenues by Product Line
	Nine Months		Nine Months
	Ended	Percentage	Ended	Percentage		Percentage
	April 2,	of Net	March 27,	of Net	Increase/	Change,
(dollars in thousands)	2006	Revenues	2005	Revenues	(Decrease)	if meaningful

Fibre Channel	$303,721	100%	$267,429	100%	$36,292	14%
IP networking	213	—	34	—	179	—
Other	8	—	13	—	(5)	—

Total net revenues	$303,942	100%	$267,476	100%	$36,466	14%

Our Fibre Channel products consist of both our LightPulse and InSpeed products. The increase in our Fibre Channel products from the nine months ended March 27, 2005 to April 2, 2006 is a result of an approximately 20 percent increase in shipments of our LightPulse products partially offset by an approximate six percent decrease in the average selling price in our LightPulse products. Additionally, there was a 59 percent increase in shipments of our InSpeed products partially offset by a 24 percent decrease in our average selling price of InSpeed products.

	Net Revenues by Major Customers
	Direct Revenues		Total Direct and Indirect Revenues(1)
	Nine Months	Nine Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 2,	March 27,	April 2,	March 27,
	2006	2005	2006	2005

Net revenue percentage(2) :
EMC	—	—	24%	19%
Hewlett-Packard	10%	13%	10%	15%
IBM	30%	30%	30%	30%
Info-X	22%	15%	—	—

(1)	Customer-specific models sold indirectly are included with the OEM’s revenues in these columns rather than as revenues for the distributors, resellers or other third parties.

(2)	Amounts less than 10 percent are not presented.
Direct sales to our top five customers accounted for 70 percent of total net revenues for the nine months ended April 2, 2006, compared to 68 percent for the nine months ended March 27, 2005, and we expect to be similarly concentrated in the future. Our net revenues from our customers can be significantly impacted by changes to our customers business and their business models.
The following chart details our net revenues by sales channel for the nine months ended April 2, 2006, and March 27, 2005:

	Net Revenues by Sales Channel
	Nine Months		Nine Months
	Ended	Percentage	Ended	Percentage		Percentage
	April 2,	of Net	March 27,	of Net		Change,
(dollars in thousands)	2006	Revenues	2005	Revenues	Increase	if meaningful

OEM	$192,179	63%	$176,219	66%	$15,960	9%
Distribution	111,609	37%	90,816	34%	20,793	23%
Other	154	—	441	—	(287)	—

Total net revenues	$303,942	100%	$267,476	100%	$36,466	14%

The following chart details our net domestic and international revenues based on billed-to location for the nine months ended April 2, 2006 and March 27, 2005:

	Net Domestic and International Revenues
	Nine Months		Nine Months
	Ended	Percentage	Ended	Percentage
	April 2,	of Net	March 27,	of Net		Percentage
(dollars in thousands)	2006	Revenues	2005	Revenues	Increase	Change

Domestic	$164,208	54%	$146,218	55%	$17,990	12%
Pacific Rim	41,680	14%	39,461	15%	2,219	6%
Europe and rest of world	98,054	32%	81,797	30%	16,257	20%

Total net revenues	$303,942	100%	$267,476	100%	$36,466	14%

We believe the increases in domestic and international net revenues were principally a function of the overall size of the market for Fibre Channel products and increased market acceptance of our Fibre Channel products. We believe the increase in international net revenues at a higher rate than domestic net revenues is primarily due to continued increase in market acceptance of our Fibre Channel products. However, because we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.
Gross Profit. In the nine months ended April 2, 2006 gross profit increased $24.8 million, or 16 percent, to $180.9 million, from $156.1 million in the nine months ended March 27, 2005. The increase in gross profit in the nine months ended April 2, 2006 compared to the nine months ended March 27, 2005, was primarily due to higher net revenues. Cost of sales included $0.4 million of stock-based compensation expenses for the nine months ended April 2, 2006. For the nine months ended March 27, 2005, cost of sales included $0.1 million of stock-based compensation expenses related to the acquisitions of Vixel in 2003 and Giganet in 2001. Gross margin increased slightly from 58 percent for the nine months March 27, 2005, to 60 percent for the nine months ended April 2, 2006. This increase in gross margin is due primarily to higher production volumes in the nine months ended April 2, 2006 as compared to the nine months ended March 27, 2005, when we temporarily curtailed production to reduce inventory, spreading our fixed manufacturing costs across fewer units.
Engineering and Development. Engineering and development expenses were $65.9 million and $61.0 million in the nine months ended April 2, 2006 and March 27, 2005 representing 22 and 23 percent of net revenues in each period, respectively. Engineering and development expenses increased by $4.9 million, or eight percent, in the nine months ended April 2, 2006, compared to the nine months ended March 27, 2005 primarily due to higher personnel related expenses, including stock-based compensation expenses.. Engineering and development expenses included $6.1 million of stock-based compensation expenses for the nine months ended April 2, 2006, reflecting the adoption of SFAS No. 123(R) at July 4, 2005. For the nine months ended March 27, 2005 engineering and development expenses included $1.2 million of stock-based compensation expenses related to the acquisitions of Vixel and Giganet.. The decrease in engineering and development expenses as a percentage of revenues to 22 percent for the nine months ended April 2, 2006 from 23 percent for the nine months ended March 27, 2005 is primarily a result of the higher revenue levels in the 2006 period.
Selling and Marketing. Selling and marketing expenses were $26.4 million and $23.0 million in the nine months ended April 2, 2006 and March 27, 2005, respectively, representing nine percent of net revenues in both periods. Selling and marketing expenses increased by $3.3 million, or 15 percent, in the nine months ended April 2, 2006, compared to the nine months ended March 27, 2005. This increase was primarily due to higher personnel expenses, including stock-based compensation expenses, of approximately $3.0 million and higher advertising expenses of approximately $0.4 million in the nine months ended April 2, 2006, compared to the nine months ended March 27, 2005. With the adoption of SFAS No. 123(R), selling and marketing expenses included $3.3 million of stock-based compensation expenses for the nine months ended April 2, 2006. For the nine months ended March 27, 2005 selling and marketing expenses included $0.7 million of stock-based compensation expenses related to the acquisitions of Vixel and Giganet.
General and Administrative. General and administrative expenses were $17.3 million, or six percent of net revenues, in the nine months ended April 2, 2006. General and administrative expenses were $7.4 million in the nine months ended March 27, 2005. General and administrative expenses for the nine months ended March 27, 2005 included a $4.6 million reduction related to reimbursement received from our insurance carriers. This reimbursement was related to the shareholder litigation settled and recorded as general and administrative expenses in our fiscal year ended June 29, 2003. General and administrative expenses excluding the $4.6 million insurance reimbursement for the nine months ended March 27, 2005 would have been $12.0 million, or four percent of net revenues. This would represent an increase of $5.3 million, or 44 percent, in the nine months ended April 2, 2006, as compared to the nine months ended March 27, 2005 excluding the insurance recovery. The increase includes higher personnel expenses, including stock-based compensation expenses, of $5.1 million. Included in the nine months ended March 27, 2005 general and administrative expenses was a refund of legal fees of $0.4 million. This refund of legal fees received was related to the shareholder litigation settled and recorded in our fiscal year ended June 29, 2003. With the adoption of SFAS No. 123(R) in the nine months ended April 2, 2006 general and administrative expenses included $5.6 million of stock-based compensation expenses. For the nine months ended March 27, 2005 general and administrative expenses included $1.3 million of stock-based compensation expenses related to the acquisitions of Vixel and Giganet.
Amortization of Other Intangible Assets. Amortization of other intangible assets included the amortization of patents, customer relationships, trade name and covenants not-to-compete assets with estimable lives related to the purchases of Vixel and Giganet. For the nine months ended April 2, 2006, amortization of other intangible assets was $8.1 million, or three percent of net revenues. Amortization of other intangible assets for the nine months ended March 27, 2005 was $8.5 million, or three percent of net revenues.
Impairment of Goodwill. As a result of a SFAS No. 142, “Goodwill and Other Intangible Assets” analysis, including a second step goodwill impairment test, we fully impaired goodwill as of June 27, 2004. In connection with the preparation of Vixel Corporation’s tax return in the first quarter of fiscal 2005, we revised estimates and discovered errors related to the deferred tax assets of Vixel Corporation (acquired in November 2003). These events resulted in a revision to Vixel’s purchase price allocation to decrease net deferred tax assets and increase goodwill, which was impaired. This resulted in a $1.8 million impairment of goodwill charge for the three months ended September 26, 2004. Had this item been recorded in fiscal 2004, our net loss would have been $1.8 million higher, or $534.1 million, instead of $532.3 million. We do not believe that this $1.8 million impairment of goodwill was material to fiscal 2004 or to fiscal 2005 operations or financial results. Excluding this adjustment, net income for the nine months ended March 27, 2005 would have been $48.1 million.
Nonoperating Income. Nonoperating income consisted primarily of interest income, interest expense and other non-operating income and expense items such as the gains on the repurchase of convertible subordinated notes. Our nonoperating income decreased by $6.1 million to $12.6 million in the nine months ended April 2, 2006, from $18.7 million in the nine months ended March 27, 2005. The $6.1 million decrease in nonoperating income was primarily the result of a net gain of $12.8 million related to the partial repurchase of our 0.25 percent contingent convertible subordinated notes in the nine months ended March 27, 2005 partially offset by an increase in interest income of $5.2 million and a decrease in interest expense of $1.6 million in the nine months ended April 2, 2006 compared to the nine months ended March 27, 2005. Interest income increased $5.2 million to $14.4 million in the nine months ended April 2, 2006, compared to $9.2 million in the nine months ended March 27, 2005 primarily due to an improvement in interest rates in the nine months ended April 2, 2006 as compared to the nine months ended March 27, 2005. Further, as a result of the repurchase of convertible subordinated notes during fiscal year 2005, interest expense decreased by $1.6 million to $1.9 million in the nine months ended April 2, 2006 from $3.4 million in the nine months ended March 27, 2005.
Income Taxes. In the nine months ended April 2, 2006, we recorded a tax provision in the amount of $30.5 million, or approximately 40 percent of our income before income taxes. In the nine months ended March 27, 2005, we recorded a tax provision in the amount of $26.8 million, or approximately 37 percent of our income before income taxes. The increase in the tax rate is primarily due to the increase in nondeductible stock-based compensation expenses in the nine months ended April 2, 2006 compared to the nine months ended March 27, 2005 previously discussed above.
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
Income Taxes. We account for income taxes using the asset and liability method, which recognizes deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We regularly review historical and anticipated future pre-tax results of operations to determine whether we will be able to realize the benefit of our deferred tax assets. A valuation allowance is required to reduce the potential deferred tax asset when it is more likely than not that all or some portion of the deferred tax asset will not be realized due to the lack of sufficient taxable income. As of April 2, 2006, we have a valuation allowance of $0.9 million established against capital loss carryforwards.

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
Liquidity and Capital Resources
As of April 2, 2006 we had $411.2 million in working capital and $611.6 million in cash and cash equivalents, current investments and long-term investments. At July 3, 2005, we had $507.8 million in working capital and $521.9 million in cash and cash equivalents, current investments and long-term investments. Our cash and cash equivalents increased by $18.7 million to $139.0 million as of April 2, 2006 from $120.3 million as of July 3, 2005,, the beginning of our fiscal year. The increase in cash and cash equivalents was due to our operating and financing activities, which provided $86.4 million and $14.0 million, respectively. The cash and cash equivalents provided by our operations and financing activities were partially offset by our investing activities, which used $81.8 million of cash and cash equivalents.
In the nine months ended April 2, 2006, operating activities provided $86.4 million of cash and cash equivalents compared to providing $118.2 million in the nine months ended March 27, 2005. The primary reason for the decrease in cash provided by operating activities for the nine months ended April 2, 2006 was an increase in accounts and other receivables and a decrease in accounts payable and accrued liabilities, partially offset by a gain on the repurchase of convertible subordinated notes. Accounts and other receivables increased by $9.2 million in the nine months ended April 2, 2006 compared to a decrease of $7.6 million in the comparable nine month period of the prior year. Accounts payable and accrued liabilities decreased by $9.8 million in the nine months ended April 2, 2006 compared to an increase of $7.6 million in the comparable nine month period of the prior year. The increase in accounts and other receivables is primarily being driven by customer payment terms. The decrease in accounts payable and accrued liabilities is primarily being driven by a change to a vendor managed inventory system during the nine months ended April 2, 2006. Additionally, net income for the nine months ended March 27, 2005 included a gain on the repurchase of convertible subordinated notes of $12.8 million. No convertible subordinated notes were repurchased during the nine months ended April 2, 2006.
In the nine months ended April 2, 2006 investing activities used $81.8 million of cash and cash equivalents, as the amount of purchases of new investments outpaced the maturities of investments. For the nine months ended March 27, 2005, investing activities used $5.5 million of cash and cash equivalents, as the amount of purchases of new investments and additions to property and equipment exceeded the maturities of existing investments. Additionally, during the nine months ended April 2, 2006, Emulex spent $10.8 million on additions to property and equipment compared to spending $9.8 million during the nine months ended March 27, 2005.
Financing activities provided $14.0 million of cash and cash equivalents in the nine months ended April 2, 2006, primarily due to the proceeds received from the issuance of common stock under stock options and stock purchase plans and the excess tax benefits from stock-based payment arrangements. For the nine months ended March 27, 2005, financing activities used $150.0 million of cash and cash equivalents due primarily to the repurchase of contingent convertible subordinated notes.
As of April 2, 2006 Emulex had approximately $236.0 million in face value of its 0.25 percent contingent convertible subordinated notes due 2023 outstanding. Interest is payable in cash on June 15th and December 15th of each year. Under the terms of the offering, the notes may be converted, at the option of the holder and subject to the satisfaction of certain conditions, into shares of the Company’s common stock at a price of $43.20 per share. Holders of the notes may require us to purchase the notes for cash by giving written notice within the 20 business days prior to each of December 15, 2006, December 15, 2008, December 15, 2013, and December 15, 2018. See note 7 to the condensed consolidated financial statements contained herein for more information.
We entered into various purchase agreements for inventory, and as of April 2, 2006 our inventory purchase obligation associated with these items was $23.5 million.

On November 15, 2001, prior to our acquisition of Vixel Corporation, a securities class action was filed in the United States District Court in the Southern District of New York as Case No. 01 CIV. 10053 (SAS), Master File No. 21 MC 92 (SAS) against Vixel and two of its officers and directors and certain underwriters who participated in the Vixel initial public offering in late 1999. The amended complaint alleges violations under Section 10(b) of the Exchange Act and Section 11 of the Securities Act and seeks unspecified damages on behalf of persons who purchased Vixel stock during the period October 1, 1999 through December 6, 2000. In October 2002, the parties agreed to toll the statute of limitations with respect to Vixel’s officers and directors until September 30, 2003, and on the basis of this agreement, Vixel’s officers and directors were dismissed from the lawsuit without prejudice. During June 2003, Vixel and the other issuer defendants in the action reached a tentative settlement with the plaintiffs that would, among other things, result in the dismissal with prejudice of all claims against the defendants and their officers and directors. In connection with the possible settlement, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements so that they would not expire prior to any settlement being finalized. Although Vixel approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the court. On August 31, 2005, a Preliminary Order In Connection With Settlement Proceedings was issued by the court which among other items, set a date for a Settlement Fairness Hearing held on April 24, 2006 and the form of notice to the Settlement Classes of the Issuers’ Settlement Stipulation. In December 2005, the settlement notices authorized by the court were sent to former Vixel stockholders and the web site www.iposecuritieslitigation.com was created for claimants, as well as a March 24, 2006 objection deadline.
At the Settlement Fairness Hearing held on April 24, 2006, the court raised the following primary issues: (1) the (possible) change in value of the settlement since preliminary approval, and whether the benefits of the settlement should be evaluated at the time of approval or at the time of negotiation; (2) how the class certification argument before the Second Circuit Court of Appeals could or would affect the fairness of the settlement; (3) how to evaluate the intangible benefits of the settlement to the class members; and (4) how to value the $1 billion guarantee (for the consolidated litigation involving Vixel and 297 other Issuers) by Insurers in the Stipulation and Agreement of Settlement Exhibit C in light of the Underwriters’ potential future settlements. The court did not rule on April 24, 2006 on the motion for final approval or objections. We believe the final resolution of this litigation will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.
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
As described below, the following summarizes our contractual obligations at April 2, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	(in thousands)
		Less than 1	1-3	4-5
	Total	Year(1)	Years(2)	Years(3)	After 5 Years

Convertible subordinated notes and interest (4)	$236,590	$295	$236,295	$—	$—
Leases	11,225	441	4,001	3,963	2,820
Inventory purchase commitments	23,542	23,542	—	—	—
Other commitments	1,522	1,522	—	—	—

Total	$272,879	$25,800	$240,296	$3,963	$2,820

(1)	Fiscal year ending July 2, 2006.

(2)	Fiscal years ending July 1, 2007, and June 29, 2008

(3)	Fiscal years ending June 28, 2009, and June 27, 2010.

(4)	The principal payment related to the remaining outstanding 0.25 percent contingent convertible subordinated notes of $236.0 million is shown as a payment in the period for the fiscal years ending July 2007 and June 2008 above as holders of these 20-year notes may require us to purchase the notes for cash by giving us written notice as early as 20 business days prior to each of December 15, 2006, December 15, 2008, December 15, 2013, and December 15, 2018.

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
We rely almost exclusively on OEMs and sales through distribution channels for our revenue. For the three months ended April 2, 2006 we derived approximately 66 percent of our net revenues from OEMs and 34 percent from sales through distribution. Furthermore, because some of our sales through distribution channels consists of OEM products, OEM customers effectively generated more than 87 percent of our revenue for the nine months ended April 2, 2006. We may be unable to retain our current OEM and distributor customers or to recruit additional or replacement customers.
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
Our revenues and results of operations have varied on a quarterly basis in the past and may vary significantly in the future. Accordingly, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful, and you should not rely on such comparisons as indications of our future performance. We may be unable to maintain our current levels of growth or profitability in the future. Our revenues and results of operations are difficult to forecast and could be adversely affected by many factors, including, but not limited to:
•	changes in the size, mix, timing and terms of OEM and other customer orders;

•	changes in the sales and deployment cycles for our products and/or desired inventory levels for our products;

•	acquisitions or strategic investments by our customers, competitors or us;

•	the timing and market acceptance of new or enhanced product introductions by us, our OEM customers and/or competitors;

•	market share losses or difficulty in gaining incremental market share growth;

•	fluctuations in product development, procurement, resource utilization and other operating expenses;

•	component shortages;

•	reduced demand from our customers if there is a shortage of, or difficulties in acquiring, components or other products, such as Fibre Channel disk drives and optical modules, used in conjunction with our products in the deployment of systems;

•	the inability of our electronics manufacturing service providers to produce and distribute our products in a timely fashion;

•	difficulties with updates, changes or additions to our information technology systems;

•	breaches of our network security, including viruses;

•	changes in general social and economic conditions, including but not limited to natural disasters, terrorism, public health and slower than expected market growth, with resulting changes in customer technology budgeting and spending;

•	changes in technology, industry standards or consumer preferences;

•	seasonality; and

•	changes in our accounting or other policies resulting from the adoption of new laws, regulations or pronouncements.
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
Historically, we have generally shipped products quickly after we receive orders, meaning that we do not always have a significant backlog of unfilled orders. As a result, our revenues in a given quarter may depend substantially on orders booked during that quarter. Alternatively, orders already in backlog may be deferred or cancelled. Also, we have typically generated a large percentage of our quarterly revenues in the last month of the quarter. Because our expense levels are largely based on our expectations of future sales and continued investment in research and development, in the event we experience unexpected decreases in sales, our expenses may be disproportionately large relative to our revenues and we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. A material shortfall in sales in relation to our quarterly expectations or any delay, deferral or cancellation of customer orders would likely have an immediate and adverse impact on our results of operations and may adversely affect our stock price.
Our industry is subject to rapid technological change and we must keep pace with the changes to successfully compete.
The markets for our products are characterized by rapidly changing technology, evolving industry standards and the frequent introduction of new products and enhancements. Our future success depends in large part on our ability to enhance our existing products and to introduce new products on a timely basis to meet changes in customer preferences and evolving industry standards. Currently, new and proposed technologies such as four, eight and ten Gb/s Fibre Channel solutions; one and ten Gb/s Ethernet solutions; Infiniband; PCI-X 2.0; PCI Express; PCI Express Advanced Switching; iSCSI; SATA; SAS; and Remote Direct Memory Access, or RDMA; are in development by many companies and their ultimate acceptance and deployment in the market is uncertain. We are developing some, but not all of these technologies, and we cannot be sure that the technologies we chose to develop will achieve market acceptance, or that technologies that we chose not to develop will be available to purchase or license from third parties or will be immaterial to our business. Furthermore, if our products are not available in time for the qualification cycle at an OEM it may be up to three years, if ever, before another qualification cycle is available to us. In addition, new products and enhancements developed by us may not be backwards compatible to existing equipment already installed in the market. If we are unable, for technological or other reasons, to develop new products, enhance or sell existing products, or consume existing products in a timely and cost-effective manner in response to technological and market changes, our business, results of operations and financial condition may be materially adversely affected.
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
During April 2003 we announced a joint development activity with Intel Corporation relating to storage processors that integrate SATA, SAS and Fibre Channel interfaces within a single architecture. Under the agreement, we will develop the protocol controller hardware, firmware and drivers. Intel will integrate its Intel(R) Xscale™ microarchitecture as the core technology for the new processors and will manufacture the processors on its 90-nanometer process technology. This activity has risks resulting from the licensing of technology to Intel and from increased development costs.
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
LSI Logic Corporation announced on April 6, 2006 that it had entered into an asset purchase agreement to sell the Gresham, Oregon manufacturing facility at which certain ASICs are manufactured for us, and the transition of such facility creates a risk of disruption in our supply of certain ASICs should the announced plans of LSI Logic for uninterrupted service of customers not be achieved.
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
For the three months ended April 2, 2006 sales in the United States accounted for 54 percent of our total net revenues, sales in the Pacific Rim countries accounted for 14 percent and sales in Europe and the rest of the world accounted for 32 percent of our total net revenues, based on bill-to address. We expect that our sales will be similarly distributed for the foreseeable future. However, because we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our sales may not be reflective of the geographic mix of end-user demand or installations. All of our sales are currently denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. Additionally, a significant portion of our products are produced at our EMS providers’ production facilities in Spain, Mexico and Malaysia. As a result, we are subject to the risks inherent in international operations. Our international business activities could be affected, limited or disrupted by a variety of factors, including, but not limited to:
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
We may pursue acquisitions or strategic investments that could provide new technologies, products or service offerings. Future acquisitions or strategic investments may negatively impact our results of operations as a result of operating losses incurred by the acquired entity, the use of significant amounts of cash, potentially dilutive issuances of equity or equity-linked securities, incurrence of debt, amortization of intangible assets with determinable lives or impairment of intangible assets. Furthermore, we may incur significant expenses pursuing acquisitions or strategic investments that ultimately may not be completed. Moreover, to the extent that any proposed acquisition or strategic investment is not favorably received by stockholders, analysts and others in the investment community, the price of our stock could be adversely affected. In addition, acquisitions or strategic investments involve numerous risks, including, but not limited to:
•	difficulties in the assimilation of the operations, technologies, products and personnel of the acquired company;

•	purchased technology that is not adopted by customers in the way or the time frame we anticipated;

•	the diversion of management’s attention from other business concerns;

•	risks of entering markets in which we have limited or no prior experience;

•	risks associated with assuming the legal obligations of the acquired company;

•	minority interest in a company, resulting from a strategic investment, that could have an impact on our results;

•	risks related to the effect that the acquired company’s internal control processes might have on our financial reporting and management’s report on our internal controls over financial reporting;

•	the potential loss of key employees of the company we invested in or acquired;

•	there may exist unknown defects of an acquired company’s products or assets that may not be identified due to the inherent limitations involved in the due diligence process of an acquisition; and

•	changes in generally accepted accounting principles regarding the accounting treatment for acquisitions to a more or less favorable treatment than is currently proscribed.
In the event that an acquisition or strategic investment does occur and we are unable to obtain anticipated profits or successfully integrate operations, technologies, products or personnel or acquire assets that later become worthless, our business, results of operations and financial condition could be materially adversely affected.
Our acquisition of Aarohi Communications, Inc. on May 1, 2006 involves numerous risks beyond those listed above, including, but not limited to:
•	difficulties and expenses in assimilating and retaining employees, including integrating teams that have not previously worked together;

•	difficulties in creating and maintaining uniform standards, controls, procedures and policies;

•	different geographic locations of the principal operations of Emulex and Aarohi and difficulties relating to management of Aarohi’s operations and personnel in India;

•	the location of a principal product development facility in San Jose, California near a major earthquake fault;

•	currency conversion exposure for payroll and other expenses of a principal product development facility in Bangalore, India;

•	the attainment of cost efficiencies in a principal product development facility in Bangalore, India and

•	potential adverse reactions of existing customers and strategic relationship partners.

As a result of these and other difficulties, we may not realize the anticipated benefits of the acquisition and may encounter difficulties that could have a material adverse effect on our business and operating results or cause expectations with respect to Aarohi and the combined companies to be inaccurate. In addition, Aarohi’s revenue generating activities to date have been limited, and Aarohi is incurring operating losses which are expected to further dilute the Company’s earnings until new product revenue grows to a level sufficient to offset expenses, which timing the Company is unable to predict.
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
New laws, regulations and accounting standards, as well as changes to and varying interpretations of currently accepted accounting practices in the technology industry might adversely affect our reported financial results, which could have an adverse effect on our stock price. Furthermore, new guidance related to the expensing of stock options in SFAS No. 123(R) has materially adversely affected operating and net income for the three and nine months ended April 2, 2006, and may affect our stock price.
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
In fiscal 2004, we completed a $517.5 million private placement of 0.25 percent convertible subordinated notes due 2023. During the fiscal year 2005, we repurchased and cancelled $281.5 million in face value of these 0.25 percent notes, leaving approximately $236.0 million still outstanding at April 2, 2006. The holders of our 0.25 percent notes may require us to purchase the notes for cash as early as December 2006. If we have insufficient liquidity and capital resources to repay the principal amounts of our outstanding convertible notes and the notes when due, we may be forced to raise additional funds through public or private debt or equity financings, which may not be available on favorable terms, if at all. If such financings were not available on favorable terms our business, results of operations and financial condition could be materially adversely affected.
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
At April 2, 2006, our investment portfolio consisted primarily of fixed income securities, excluding those classified as cash and cash equivalents, of $472.6 million. We have the positive intent and ability to hold these securities to maturity. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10 percent from the levels existing as of April 2, 2006, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows. However, if interest rates decreased and securities within our portfolio matured and were re-invested in securities with lower interest rates, interest income would decrease in the future.
As of April 2, 2006, we had approximately $236.0 million face value 0.25 percent contingent convertible subordinated notes issued and outstanding. The fair value, based on quoted market prices, of our 0.25 percent convertible subordinated notes at April 2, 2006, was $226.9 million. The fair value of these notes may increase or decrease due to various factors, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions.
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

Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.
There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Litigation
On November 15, 2001, prior to the Company’s acquisition of Vixel Corporation, a securities class action was filed in the United States District Court in the Southern District of New York as Case No. 01 CIV. 10053 (SAS), Master File No. 21 MC92 (SAS) against Vixel and two of its officers and directors and certain underwriters who participated in the Vixel initial public offering in late 1999. The amended complaint alleges violations under Section 10(b) of the Exchange Act and Section 11 of the Securities Act and seeks unspecified damages on behalf of persons who purchased Vixel stock during the period October 1, 1999 through December 6, 2000. In October 2002, the parties agreed to toll the statute of limitations with respect to Vixel’s officers and directors until September 30, 2003, and on the basis of this agreement, Vixel’s officers and directors were dismissed from the lawsuit without prejudice. During June 2003, Vixel and the other issuer defendants in the action reached a tentative settlement with the plaintiffs that would, among other things, result in the dismissal with prejudice of all claims against the defendants and their officers and directors. In connection with the possible settlement, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements so that they would not expire prior to any settlement being finalized. Although Vixel approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the court. On August 31, 2005, a Preliminary Order In Connection With Settlement Proceedings was issued by the court which among other items, set a date for a Settlement Fairness Hearing held on April 24, 2006, and the form of notice to the Settlement Classes of the Issuers’ Settlement Stipulation. In December 2005, the settlement notices authorized by the court were sent to former Vixel stockholders and the web site www.iposecuritieslitigation.com was created for claimants, as well as a March 24, 2006 objection deadline.
At the Settlement Fairness Hearing held on April 24, 2006, the court raised the following primary issues: (1) the (possible) change in value of the settlement since preliminary approval, and whether the benefits of the settlement should be evaluated at the time of approval or at the time of negotiation; (2) how the class certification argument before the Second Circuit Court of Appeals could or would affect the fairness of the settlement; (3) how to evaluate the intangible benefits of the settlement to the class members; and (4) how to value the $1 billion guarantee (for the consolidated litigation involving Vixel and 297 other Issuers) by Insurers in the Stipulation and Agreement of Settlement Exhibit C in light of the Underwriters’ potential future settlements. The Court did not rule on April 24,2006 on the motion for final approval or objections. The Company believes the final resolution of this litigation will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
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
Item 1A. Risk Factors
This item is not applicable as the Company was not required to disclose risk factors in response to Part I, Item 1A of Form 10-K in its Annual Report on Form 10-K for the fiscal year ended July 3, 2005. However, the Company has included a description of risk factors as part of Part I, Item 2 of this Quarterly Report on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not repurchase any equity securities and there were no sales of unregistered securities during the three months ended April 2, 2006.

Item 6. Exhibits

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit 3.3	Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 30, 2005).

Exhibit 3.4	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.1	Rights Agreement dated January 19, 1989, as amended (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.2	Certificate regarding extension of Final Expiration Date of Rights Agreement dated January 18, 1999 (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-3, filed on May 17, 1999).

Exhibit 4.3	Form of 0.25% Convertible Subordinated Note due December 15, 2023 (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

Exhibit 4.4	Indenture between the Company, as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated December 12, 2003, related to the Company’s 0.25% Convertible Subordinated Notes due 2023 (incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

Exhibit 4.5	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation dated December 12, 2003, related to the Company’s 0.25% Convertible Subordinated Notes due 2023 (incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

Exhibit 10.1	Form of 2005 Equity Incentive Plan Restricted Stock Award Agreement.

Exhibit 10.2	Form of Notice of Grant of Restricted Stock Award under 2005 Equity Incentive Plan.

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 12, 2006

EMULEX CORPORATION

By:	/s/ Paul F. Folino Paul F. Folino Chairman of the Board and Chief Executive Officer

By:	/s/ Michael J. Rockenbach Michael J. Rockenbach Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

Exhibit Index

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit 3.3	Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 30, 2005).

Exhibit 3.4	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.1	Rights Agreement dated January 19, 1989, as amended (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.2	Certificate regarding extension of Final Expiration Date of Rights Agreement dated January 18, 1999 (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-3, filed on May 17, 1999).

Exhibit 4.3	Form of 0.25% Convertible Subordinated Note due December 15, 2023 (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

Exhibit 4.4	Indenture between the Company, as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated December 12, 2003, related to the Company’s 0.25% Convertible Subordinated Notes due 2023 (incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

Exhibit 4.5	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation dated December 12, 2003, related to the Company’s 0.25% Convertible Subordinated Notes due 2023 (incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

Exhibit 10.1	Form of 2005 Equity Incentive Plan Restricted Stock Award Agreement.

Exhibit 10.2	Form of Notice of Grant of Restricted Stock Award under 2005 Equity Incentive Plan.

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.