Form 10-K
period 2006-07-02
EMULEX CORP /DE/
filed 2006-09-15
CIK 350917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 2, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-31353

EMULEX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	51-0300558
(State or other jurisdiction	(I.R.S Employer
of incorporation or organization)	Identification No.)

3333 Susan Street	92626
Costa Mesa, California	(Zip Code)
(Address of principal executive offices)

(714) 662-5600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, Par Value $0.10 Per Share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act). (check one):

Large accelerated filer  ☑     Accelerated filer  ☐     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing price of the registrant’s common stock on the New York Stock Exchange on December 30, 2005, which was the last trading day of the second quarter of fiscal 2006, of $19.79 was $1,662,166,117.

As of September 5, 2006, the registrant had 84,495,891 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2006 Annual Meeting of Stockholders to be held on November 30, 2006, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

All references to years refer to our fiscal years ended July 2, 2006, July 3, 2005, and June 27, 2004, as applicable, unless the calendar year is specified. References contained in this Annual Report on Form 10-K to “Emulex,” the “Company,” the “Registrant,” “we,” “our” and “us,” refer to Emulex Corporation and its subsidiaries.

Item I.	Business.

Introduction and Company History

Emulex Corporation (Emulex or the Company) is a preeminent source for a broad range of advanced storage networking infrastructure solutions spanning host bus adapters (HBAs), embedded storage switches, input/output controllers (IOCs), and intelligent network processors. HBAs are the data communication products that enable servers to connect to storage networks by offloading communication-processing tasks as information is delivered and sent to the storage network. Embedded storage switches and IOCs are deployed inside storage arrays, tape libraries, and other storage appliances, delivering improved performance, reliability, and storage connectivity. Intelligent network processors are deployed within fabric-based switches, storage area network (SAN) appliances, storage routers, and storage arrays, providing a high-performance processing platform for specialized storage applications and other high speed computer network applications. The world’s leading server and storage providers rely on Emulex products to build reliable, scalable, and high performance storage networking solutions.

Emulex’s architecture offers customers a stable application program interface (API), that has been preserved across multiple generations of storage networking solutions, and to which many of the world’s leading Original Equipment Manufacturers (OEMs), have customized software for mission critical server and storage system applications.

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

Emulex was organized as a California corporation in 1979. Emulex’s initial public offering was in 1981. In 1987, Emulex changed its state of incorporation from California to Delaware by the formation of a Delaware corporation, which acquired all of the stock of the California corporation. The California corporation continues to operate as a wholly owned subsidiary of a subsidiary of the Delaware corporation. In 1983 and 1999 Emulex completed secondary offerings of our common stock. In 2002 and 2004, Emulex completed private placements of convertible subordinated notes. See Note 8 of the Consolidated Financial Statements for a more complete discussion of the convertible subordinated notes.

Substantially all of our revenues during fiscal 2006 were comprised of products based on Fibre Channel technology. Our Fibre Channel development efforts began in 1992 and we shipped our first Fibre Channel product in volume in 1996. The Emulex award winning product families, including our LightPulse® HBAs, and InSpeed® and FibreSpy® embedded storage switching products, are based on internally developed application specific integrated circuits (ASICs), firmware and software technologies, and offer customers high performance, scalability, flexibility, and reduced total cost of ownership. Emulex’s products have been selected by many of the world’s leading server and storage providers, including Dell Inc. (Dell), EMC Corporation (EMC), Fujitsu Ltd. (Fujitsu), Fujitsu Siemens Computers (Fujitsu Siemens), Groupe Bull (Bull), Hewlett-Packard Company (Hewlett-Packard), Hitachi Data Systems (Hitachi), International Business Machines Corporation (IBM), McData Corporation (McData), NEC Corporation (NEC), Network Appliance, Inc. (Network Appliance), Quantum Corporation (Quantum), Sun Microsystems, Inc. (Sun), Unisys Corporation (Unisys), and Xyratex Ltd. (Xyratex). We market to OEMs and end users through our own worldwide selling organization as well as our 2 tier distribution partners, including Acal plc group (ACAL), Avnet, Inc. (Avnet),

Bell Microproducts, Inc. (Bell Microproducts), Info X Technology Solutions (Info X), Netmarks Inc. (Netmarks), Tech Data Corporation (Tech Data), and Tokyo Electron Ltd. (Tokyo Electron).

Industry Background

Due to the deployment of data intensive applications such as online transaction processing, data mining, data warehousing, multimedia and Internet applications, the volume of stored electronic data in enterprises has expanded and both the capacity and number of storage devices in business enterprises have been increasing on an annual basis. Gartner, Inc., a technology research and advisory firm, estimates that industry shipments of hard disk drive capacity will grow at a 56% compounded annual growth rate from 2005 through 2009. Furthermore, with the reliance on mission critical applications such as e-commerce and distributed enterprise software applications, the real-time availability of electronic data has become increasingly important to the daily operations of enterprises. As a result, enterprises face requirements for data storage solutions that enable improved access to, and management of, shared data, including solutions that offer increased connectivity capabilities, higher performance and greater reliability.

Enterprises currently access, share and manage the rapidly expanding volume of data utilizing 2 major data communications technologies: local area network (LAN), and input/output (I/O). LAN technologies enable communications among servers and client computers, while I/O technologies enable communications between host computers and their attached high-speed peripherals. The emergence of LAN architectures in the mid-1980s brought multiple benefits to client server data communications, including faster transmission speeds, shared access to multiple servers and greater connectivity capabilities in terms of the number of connected devices, as well as distance between devices. These benefits, and the applications that leverage LAN technologies, drove the rapid adoption of LAN architectures in the corporate enterprise during the 1990s. As a result, the data communications pathway between servers and client computers became largely networked with LAN technologies.

Today, I/O communications are migrating to a networked architecture. Legacy I/O architectures are server-centric, utilizing a point-to-multipoint architecture, which requires that each storage subsystem in the corporate enterprise be attached to a single server through which all requested data must pass. With this traditional server-centric storage architecture, also known as Direct Attached Storage (DAS), dedicated storage is attached to each server using I/O technologies such as Small Computer Systems Interface (SCSI). Remote storage systems are accessed through LAN attached file servers. As data requests must traverse the LAN and pass through the file server associated with the specific storage device, the DAS model results in “islands of storage” behind each server. This circuitous method of accessing data degrades network performance, increases latency, or delays, for network users, drains server processing power and is difficult to scale, particularly from a storage management perspective.

The Emergence of Networked Storage

In the late 1990s, in response to the increasing need for storage scalability, manageability and reliability, enterprises began to deploy SANs. This new model, in which the SAN exists as a complementary network to the LAN, eliminates the bottlenecks that degrade I/O performance and creates a platform for centrally managed storage. Furthermore, like nodes on a LAN, attached storage peripherals in a SAN can be managed and diagnosed to detect errors, and traffic can be rerouted accordingly in the event of a failure. A SAN essentially transforms dedicated servers and storage devices into network resources, greatly improving the performance and scalability of enterprise storage. By providing shared server access, the cost of expensive enterprise storage can be spread across entire organizations. SANs are being deployed to support an increasingly wide range of applications such as LAN-free and serverless back-up, storage virtualization and disaster recovery.

More recently, network attached storage (NAS), appliances have gained acceptance in the storage marketplace. In most cases, data is stored in block format in storage devices, but must be converted to files before being used by operating systems and applications. While SANs deliver block data to servers, NAS appliances internally convert block data to files before delivering these files over a LAN to servers or personal computers (PCs). Although this configuration requires stored data to move first to the NAS server before moving on to its ultimate destination, the NAS architecture offers an easily deployable and scalable storage solution. In high-end environments characterized by NAS file delivery to servers, a SAN may be deployed behind a NAS, making NAS and SAN solutions complementary. Furthermore, next generation appliances that can deliver both block and file data are beginning to emerge, further blurring the distinction between NAS and SAN solutions. The majority of NAS and SAN solutions installed today are delivered to end users via integrated systems solutions offered by storage and computer system OEMs.

Fibre Channel

In order to implement storage area networks, a new I/O networking technology capable of interconnecting multiple host servers and storage devices was required. Fibre Channel, an American National Standards Institute (ANSI), standard communications technology, was introduced in 1994 to address traditional I/O limitations and emerged as the first storage networking technology to be widely adopted by the world’s leading server and storage systems manufacturers. Fibre Channel, now available in 1, 2, and 4 gigabit per second solutions, offers the connectivity, distance and scalability benefits of networking architectures combined with the high performance and low latency needed for I/O applications. Fibre Channel’s advanced capabilities enabled new architectures such as SANs which connect multiple host computers to one or more storage arrays. Additionally, Fibre Channel has been deployed within storage arrays to provide internal connectivity for disk drives, enabling enhanced performance and greater scalability.

iSCSI

Although Gartner expects that Fibre Channel will remain the dominant storage networking interconnect through the 2009 time frame, a new storage networking standard known as Internet SCSI (iSCSI) has emerged that delivers the SCSI storage protocol over the familiar IP (Internet Protocol), and Ethernet transports commonly deployed in LANs. While the range of iSCSI connectivity solutions spans simple Network Interface Cards (NICs), that are commonly used for Ethernet LAN applications, up to high performance iSCSI HBAs that offer full protocol processing offload from the host computer, today’s iSCSI installations are dominated by low-end NIC deployments that suffice for smaller organizations or lower performance applications. As iSCSI deployments continue, a new requirement to interconnect iSCSI host servers to the large installed base of Fibre Channel SANs and storage arrays is emerging.

Disk Interface Technologies and the Transition to Serial Storage I/O

Traditionally, the hard disk drive industry has utilized parallel I/O interconnects such as SCSI and advanced technology attachment (ATA) for the disk drive I/O interface. Serial I/O technologies, such as Fibre Channel, utilize a single wire over which all control and user data passes, providing higher performance, expanded connectivity, and lower cost. Because of these benefits, the disk drive industry has begun a transition from parallel to serial I/O. According to Gartner as legacy parallel technologies such as SCSI fade, disk drives utilizing serial I/O are projected to quickly grow from just 39% of the multi-user disk storage market in 2005 to a 93% share by 2007. The chief serial I/O technologies expected to dominate hard disk drive shipments in the future are Fibre Channel; Serial ATA (SATA); and Serial Attached SCSI (SAS), while legacy parallel technologies such as SCSI and ATA are expected to play a diminishing role.

At the same time, enterprise storage arrays are becoming larger, embedding more hard disk drives behind the storage controller where the array’s storage intelligence resides. As the number of drives inside each array has grown, connectivity requirements to the storage controller have expanded, in turn creating performance bottlenecks. This growing scalability requirement has pressured traditional shared bus architectures, such as that provided by Port Bypass Circuits (PBCs). Shared bus architectures result in reliability, availability, and serviceability (RAS) challenges due to the difficulty of isolating a faulty drive. Similar challenges are emerging in other storage appliances as well, including NAS appliances and tape libraries. Consequently, embedded switched storage architectures have emerged to address those performance and RAS challenges.

Embedded Fibre Channel Solutions

In recent years, enterprise storage arrays have begun to transition from parallel SCSI to serial I/O-based internal architectures, led by Fibre Channel implementations. This has created a requirement for embedded Fibre Channel solutions that are incorporated by storage OEMs inside of storage arrays and appliances.

The storage systems, or arrays, that are deployed in external multi-user storage applications such as SANs typically require multiple embedded IOCs both to provide an external storage I/O interface to servers and to internally connect the disks to the storage controller. In the past, enterprise storage arrays utilized legacy SCSI disks, but connected externally to the SAN via an embedded Fibre Channel IOC. With the transition to Fibre Channel disk drives in enterprise storage arrays, Fibre Channel IOCs are now being utilized by storage OEMs both for providing storage arrays with connectivity to the SAN and for connecting disk drives internally.

With the growing number of hard disk drives embedded in each storage array, embedded Fibre Channel storage switches have emerged to address performance and RAS challenges. The disk drives that store the data in an array are typically arranged in shelves populated by multiple drives. By installing an embedded switch-on-a-chip (SOC), on the drive shelf, a read request is able to travel directly to the destination drive without touching the other drives on the shelf. This switched architecture, also known as a switched bunch of disks (SBODtm), architecture, delivers higher performance and a more reliable solution for storage arrays. Compared to legacy shared bus architectures where read requests must hop from one drive to the next, the SBOD delivers improved performance and enables the ability to identify and isolate faulty drives.

In order to deliver larger storage arrays, OEMs are seeking to connect increasing numbers of drive shelves to the storage array controller. This has resulted in similar architectural challenges, generating a requirement for another layer of switching in array architectures known as a root switch. The root switch, typically a box-level subsystem, is embedded in the array to provide a direct connection to all the drive shelves from the redundant array of independent disks (RAID) controller. This switch improves performance, enabling the array to scale capacity without sustaining performance degradation typical of loop based architectures. In addition, root switches provide the ability to identify and isolate faulty drive shelves, enabling OEM service technicians to quickly pull faulty array components and add additional storage shelves on customer premises, cutting service time and providing for improved system uptime and reduced service costs.

Our Products

We are a leading designer, developer and supplier of Fibre Channel host bus adapters, embedded storage switches, I/O ASICs, and SOC ASICs that enhance access to, and storage of, electronic data and applications. In fiscal 2004, after our acquisition of Vixel Corporation (Vixel), we entered the market for embedded storage switches. In fiscal 2006, after our acquisition of Aarohi Communications, Inc. (Aarohi), we entered the market for intelligent data center infrastructure solutions.

Fibre Channel HBAs

Our HBAs constitute key components for comprehensive Fibre Channel SANs that typically include HBAs, ASICs, firmware, software, and switches. We attempt to time our Fibre Channel introductions to address the growing demands of enterprise customers, as well as the evolving speed and capacity capabilities of complementary products.

Leveraging our expertise and experience in networking and I/O technology, we have approached the storage problem with a networking perspective to maximize the performance and management capabilities of our Fibre Channel solutions. We believe the performance results of our products are among the highest in the industry. Furthermore, our products support high-performance connectivity features such as concurrent multiprotocol data transmission, context cache for superior performance in complex environments, end-to-end parity protection, and other features to enhance data integrity. Lastly, our products offer investment protection for our OEM customers, who often develop specialized software to interface to our adapters, as we have maintained a stable API since our first generation of HBAs was introduced in 1996. More recently, we have expanded the functionality in our HBAs to deliver high availability and remote centralized management that may be embedded in OEM and independent software vendor (ISV) SAN management products.

Fibre Channel HBAs connect host computers to a Fibre Channel network. Our adapters support a wide range of operating systems and host computer system interfaces, including both peripheral component interconnect (PCI) based and PCI Express based platforms, and Sbus-based Sun Microsystems platforms. Our Fibre Channel HBA line, which has evolved from the LP6000 to the LP11000 at the high end, also encompasses adapters such as the LP952, LP982, LP1050, and LP1150, which are targeted at midrange, open system environments. Our entry level LP101 adapter targets the small-to-medium sized business users (SMB) market, and remote enterprise offices. Our high end HBAs target enterprise systems that require customized software or special features, while our midrange HBAs offer highly featured solutions for standard operating environments, and our entry level HBAs offer simplified features at low cost.

Fibre Channel IOCs

Emulex HBAs are based upon our internally developed Fibre Channel IOCs. These IOCs can be utilized not only in HBAs, but in embedded I/O environments as well, such as storage arrays and storage appliances. In addition, these IOCs may also be embedded on computer motherboards where requirements for Fibre Channel connectivity are well defined, including blade servers and mainframes.

While our embedded IOC revenue remains relatively small, growing IOC unit volumes deliver incremental economies of scale for our HBA business.

The Intel Joint Development Agreement

In April 2003, Emulex and Intel Corporation announced an agreement to develop next generation storage processors that combine SATA, SAS, and Fibre Channel I/O technologies within a single multiprotocol architecture. These new serial storage processors are intended to enable OEMs to utilize common hardware and software components across their entire family of SATA, SAS, and Fibre Channel storage products, extending the value of OEM hardware and software investments. Under the agreement, Emulex is developing the protocol controller hardware, firmware, and drivers. Intel is contributing its expertise in storage processor technology development and will integrate its high-performance Intel® XScaletm microarchitecture as the core technology for the new processors. Intel will also manufacture the processors utilizing its 90-nanometer (nm) process technology. We expect this multiprotocol serial storage architecture to be applicable to a variety of new hardware and software products.

Fibre Channel Storage Switches

The continued demands for increased storage array capacity and system scalability, and the resulting performance and reliability deterioration resulting from such demand have emerged as significant issues facing the storage industry. With the acquisition of Vixel in November 2003, we added InSpeed Embedded Storage Switch products to our product line, which are designed to be a cost effective solution to address these issues.

In traditional storage arrays, shared bus architecture is used to connect the storage controller to the drawers containing the storage disk drives and to connect each of the storage disk drives within the shelves. This shared bus architecture requires the stored data to pass through several hops between shelves and between disks before being delivered to the user. Several performance and reliability issues within storage arrays are created by a loop architecture, including the difficulty of isolating errors as well as limitations regarding the speed at which it operates, and the amount of storage capacity that can be connected to a single storage controller.

To help storage system manufacturers address the issues related to shared bus architectures, we have developed a highly integrated SOC that incorporates our InSpeed technology. InSpeed is an advanced switching architecture that results in a single chip capable of handling multiple Fibre Channel devices operating at 1, 2, or 4 gigabits per second (Gb/s) speed. The SOC can be sold in chip form or integrated into full Fibre Channel switch boxes and modules, or blades, for embedding by OEMs in their storage solutions. Our InSpeed Embedded Storage Switch Family is available in SOC, blade, and box physical formats.

InSpeed embedded storage switch products replace today’s shared bus architectures with a switched architecture. InSpeed products provide new diagnostic capabilities and eliminate single point of failure designs that are typically found in the back end of storage arrays. These embedded products can be used in 2 ways inside a storage array. One way is to use an embedded switch box or chip as a root switch. A root switch provides direct access from the storage controller to each shelf in the storage array. The second way is to use a chip or switch box to provide a direct path to each storage disk in a shelf. We refer to this as a SBOD. Combining both a root switch and a SBOD within a storage array results in a complete switched architecture that increases the storage system’s reliability, accessibility, scalability, and serviceability.

Certain of our SOCs incorporate features such as trunking, fairness, and interswitch communications to further enhance back end switching capabilities, as well as enhanced management capabilities including port diagnostics, device performance, and health monitoring.

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

The entry level SAN market requires simple to use networks and low prices. Our InSpeed based SAN Storage switches can be used for high-speed connections between multiple computers and storage devices to create efficient, easy to use, cost effective SAN solutions. Emulex’s entry level SANs are ideal for small to mid-size companies or departments within a large enterprise. For these solutions, the single chip design and features of our InSpeed based SAN products eliminates the complex and unnecessary features found in fabric switches designed for large enterprise environments. Our entry level switch products have entered end-of-life status and thus, we do not expect material future revenues.

Intelligent Network Products

The acquisition ofAarohi completed on May 1, 2006, provides Emulex with the critical building blocks for intelligent data center infrastructure solutions, and will further enable Emulex to differentiate and expand its product portfolio to serve 2 new market segments — 10 Gb/s data center networking and intelligent storage platforms. The data center networking market includes solutions for intelligent storage I/O, server clustering and high performance data networking, and the market for intelligent storage platform solutions, including storage virtualization. The unique product architecture is highly integrated, incorporates high performance processing capability and supports multiple protocols, making it ideal for these emerging markets, and enables applications such as non-disruptive data migration and data replication, heterogeneous volume management, and virtual tape libraries that ultimately offers end users significant improvements in data availability and storage utilization.

As a result of multiple design wins and strategic partnerships, these product lines are expected to begin production shipments in late fiscal 2007. The announced customer base for this product line includes McDATA Corporation (McData), which may bring the key underlying technology to market in its forthcoming intelligent switch platform, referred to as an application services module. On August 8, 2006 Brocade Communications Systems Inc. (Brocade) announced they have entered into a definitive agreement whereby Brocade will acquire McData in an all stock transaction.

Internet Protocol Networking and Other Products

As part of IP Networking products, we have provided Virtual Interface (VI), cLAN, and iSCSI products in the past. Currently we offer iSCSI products, but do not anticipate meaningful near-term revenues from these products. However, further out, we would expect meaningful revenues as a result of the acquisition of Aarohi on May 1, 2006.

Intellectual Property

Our ability to compete depends in part upon our ability to protect our proprietary information through various means, including ownership of patents, copyrights, trademarks, and trade secrets, as well as through contractual provisions.

We have a number of issued patents and pending patent applications in the U.S. and abroad. Most of our issued patents and pending patent applications relate to our storage and networking technology or products. We maintain an active program of obtaining patent protection for our inventions as development occurs and as new products are introduced. As a result of the rate of change of technology in our industry, we believe that the duration of the patent protection available to us for our products is adequate to cover the expected market duration for such products.

All of our software and firmware, which is embedded within or provided for use with our hardware products, are marked with copyright notices listing our company as the copyright owner. We have been granted a number of registrations of trademarks in the U.S. and abroad. We also have a number of pending trademark registrations in the U.S. and abroad. We maintain an active practice of marking our products with trademark notices. We have an active program of renewing trademarks so that the duration of trademark protection is maintained for as long as needed. Additionally, we rely on trade secret law and contractual provisions to protect unique intellectual property we possess which we have determined unnecessary or uneconomical to patent or copyright, or which is not otherwise capable of more formal protection. Please also see the information under Part I — Item 1 — “Competition.”

Engineering and Development

At July 2, 2006, we employed 369 engineers, other technicians, and support personnel engaged in the development of new products and the improvement of existing products. Engineering and development expenses were $89.7 million, $80.0 million, and $73.2 million in 2006, 2005, and 2004, respectively.

Selling and Marketing

We sell our products worldwide to OEMs, end users, and through other distribution channels including value added resellers (VARs), systems integrators, industrial distributors, and resellers. Due to the Fibre Channel market being dominated by OEMs, our focus is to use Fibre Channel sales specialists to expand opportunities with our existing OEMs, as well as to develop new OEM relationships. However, we are also expanding our distribution efforts, leveraging worldwide distribution channels through technical distributors such as VARs and systems integrators, to complement our core OEM relationships. In some cases, OEM partners leverage the distribution channel to deliver solutions to end users, making our distribution efforts complementary with our OEM focused strategy.

Order Backlog

Due to an industry practice that allows customers to cancel or change orders with limited advance notice prior to shipment, we do not believe that backlog is a reliable indicator of future revenue levels. Furthermore, purchase order release lead times depend upon the scheduling practices of the individual customer, and the rate of booking new orders fluctuates from month to month. Therefore, the level of backlog at any one time is not necessarily indicative of trends in our business nor is it a meaningful indicator of future long-term revenues.

Seasonality

Our business fluctuates as a result of various factors, including but not limited to economic conditions, new product introductions, industry demand, and seasonality. Although we do not consider our business to be highly seasonal, we do believe that seasonality has and may impact our business. To the extent that we do experience seasonality in our business, it would most likely have a negative impact on the first and third quarters of our fiscal years.

Concentration of Customers, Revenue by Product Families and Geographic Area

See Note 13 to our Consolidated Financial Statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for information regarding concentration of our customers as well as information regarding our revenue by product family and geographic area. See also “Risk Factors” contained within Part I, Item 1A of this Annual Report on Form 10-K for discussion of the risks associated with the concentration of our customers, as well as the risks associated with our revenue by product family and geographic area.

Competition

The market for HBAs is intensely competitive and is characterized by frequent new product introductions, changing customer preferences, evolving technology and industry standards.

Our competition for Fibre Channel HBA products consists primarily of LSI Logic Corporation (LSI Logic) and QLogic Corporation (QLogic). We may also compete indirectly with Fibre Channel HBAs made internally by major systems providers, notably Hewlett-Packard. Our Fibre Channel HBAs also face indirect competition from iSCSI HBA suppliers that include established Fibre Channel competitors as well as new entrants, including established Ethernet suppliers such as Broadcom Corporation (Broadcom) and Intel Corporation (Intel), and established SCSI vendors such as Adaptec, Inc. (Adaptec). Across all storage networking technologies, we face the threat of potential competition from new entrants into the storage networking market, including large technology companies that may develop or acquire differentiating technology and then apply their resources, including established distribution channels and brand recognition, to obtain significant market share.

We believe that the principal basis of storage networking HBA competition presently includes interoperability, reliability, scalability, price, silicon integration, performance, technical support, and backwards compatibility with the installed base of HBAs. We believe that we compete favorably with respect to these factors. We also believe that we have a competitive strength in the alliances we have built with customers, particularly our close relationships with OEM customers. We believe that our experience with distribution channels will provide competitive benefits as the storage networking market matures. Some of our other competitive advantages include our early entry into Fibre Channel technology, our workforce of highly experienced researchers and designers, and our intellectual property.

Our InSpeed and FibreSpy Fibre Channel switches compete against Fibre Channel switches supplied by PMC-Sierra, Inc. (PMC-Sierra), Brocade Communications Systems, Inc. (Brocade), and QLogic, as well as Fibre Channel PBCs including intelligent PBCs, supplied by companies such as PMC-Sierra and Vitesse Semiconductor Corporation (Vitesse). Our Fibre Channel IOCs compete with Fibre Channel silicon supplied by PMC-Sierra and QLogic. Across all embedded storage technologies, we face the threat of potential competition from new entrants into the embedded Fibre Channel storage market, including large technology companies that may develop or acquire differentiating technology and then apply their resources, including established distribution channels and brand recognition, to obtain significant market share. We believe that the principal basis of embedded storage switch and IOC competition presently includes interoperability, reliability, scalability, price, silicon integration, performance, ability to support additional protocols such as Fiber Connectivity (FICON), technical support, and backwards compatible APIs. We believe that we compete favorably with respect to these factors. We also believe that we have a competitive strength in our close relationships with OEM customers and our OEMs’ investment in storage software that has been ported to our silicon solutions. Some of our other competitive advantages include our early entry into Fibre Channel technology, our workforce of highly experienced researchers and designers, and our intellectual property.

Our Intelligent Network Products compete against OEM-developed ASICs and QLogic storage processors that are integrated into system-level products, and intelligent storage processors from a number of smaller companies.

Our embedded Fibre Channel products may also compete at the end user level with other technology alternatives, such as SCSI, SATA, and SAS, which are available from companies such as Adaptec, LSI Logic, and Vitesse, as well as a number of smaller companies. In the future, other technologies that we are not currently developing may evolve to address the applications served by Fibre Channel today.

Manufacturing and Suppliers

Our primary products include board level assemblies that consist primarily of electronic component parts assembled on internally designed printed circuit boards (PCBs) and box level products consisting of board level assemblies, cables, and power sources contained within an enclosure. Most component parts can be purchased from 2 or more sources. However, some key components that we use in our products may only be available from single sources with which we do not have contracts. In addition, we design ASICs that are embedded in our assembled products and are also sold directly to OEM customers. These ASICs are also sole-sourced and manufactured by third party semiconductor foundries. The majority of our ASICs are manufactured under the direction of LSI Logic, using a variety of qualified semiconductor, assembly, and test suppliers. Marvell Technology Group LTD (Marvell) is another major ASIC partner for some of our InSpeed devices and our FibreSpy products. LSI Logic announced on May 15, 2006, that it consummated the sale of certain assets associated with its semiconductor wafer fabrication facilities in Gresham, Oregon to Semiconductor Components Industries LLC (SCI), a wholly owned subsidiary of ON Semiconductor Corporation. In connection with that sale, LSI Logic entered into a wafer supply and test service agreement with SCI in which SCI will manufacture and provide semiconductor wafer products to LSI Logic and its customers for an initial period of 2 years. The entire term of the agreement is 6 years. In addition to hardware, we design software and firmware, which is provided as embedded programs within our hardware products to provide functionality to our hardware products.

In 1998, we began outsourcing the manufacturing of our product lines to an electronics manufacturing service (EMS) provider. This decision resulted in, among other things, the closing of our Puerto Rico manufacturing facility. During 2006, Celestica Inc. (Celestica) manufactured for us at their facility in Valencia, Spain, Benchmark Electronics, Inc. (Benchmark) manufactured for us at their facility in Guadalajara, Mexico, I. Technical Services LLC (ITS) manufactured for us at their facility in Alpharetta, Georgia, and Venture Corporation Limited (Venture) manufactured for us at their facility in Jahor-Bahru, Malaysia. Through our continuing strategic relationships with Celestica, Benchmark, ITS, and Venture, we believe we have a strong global manufacturing operation that supports our growing global customer base and provides us with increased supply chain efficiency, flexibility, and security.

The assembly operations required by our products are typical of the electronics industry, and no unusual methods, procedures or equipment are required. The sophisticated nature of the products, in most cases, requires extensive testing by specialized test devices operated by skilled personnel. Our EMS providers provide this testing. However, we also maintain an internal test-engineering group for continuing support of test operations. As of July 2, 2006, we had a total of 61 regular full-time manufacturing support employees located at our facilities in Costa Mesa, California, Longmont, Colorado, Bolton, Massachusetts, and Bothell, Washington.

Employees

As of July 2, 2006, we employed 618 employees as follows: 369 in engineering and development, 100 in selling and marketing, 88 in general and administrative, and 61 in manufacturing support operations. None of our employees is represented by a labor union, and we believe our employee relations are good.

Executive Officers of the Registrant

The executive and certain other officers of the Company or its principal operating subsidiaries as of July 2, 2006 were as follows:

Name	Position	Age

Paul F. Folino(1)	Chairman of the Board and Chief Executive Officer	61
James M. McCluney(2)	President and Chief Operating Officer	55
William F. Gill(3)	Executive Vice President, Worldwide Sales	49
Sadie A. Herrera(3)	Executive Vice President, Human Resources and Facilities	57
Marshall D. Lee(3)	Executive Vice President, Engineering	50
Michael J. Rockenbach	Executive Vice President, Chief Financial Officer, Secretary, and Treasurer	45
Michael E. Smith(3)	Executive Vice President, Worldwide Marketing	44
Randall G. Wick(3)	Vice President, General Counsel	53

(1)	Effective September 5, 2006, Mr. Folino resigned as Chief Executive Officer of the Company and was appointed as Executive Chairman.

(2)	Effective September 5, 2006, Mr. McCluney resigned as Chief Operating Officer and was appointed as Chief Executive Officer and President.

(3)	These persons serve in the indicated capacities as officers of the Registrant’s principal operating subsidiaries; they are not officers of the Registrant.

Mr. Folino joined the Company in May 1993 as president and chief executive officer and as a director, and in July 2002 was promoted to chairman of the board and chief executive officer. From January 1991 to May 1993, Mr. Folino was president and chief operating officer of Thomas-Conrad Corporation, a manufacturer of local area networking products.

Mr. McCluney joined the Company in November 2003 as president and chief operating officer. Prior to Emulex’s acquisition of Vixel Corporation (Vixel) in November 2003, Mr. McCluney had served as Vixel’s president, chief executive officer, and as a director from April 1999, and the chairman of the board from January 2000. From October 1997 to January 1999, Mr. McCluney served as president of Crag Technologies, formerly Ridge Technologies, a storage system manufacturer. From October 1994 to September 1997, Mr. McCluney served in various positions at Apple Computer, Inc., including senior vice president of worldwide operations and vice president of European operations.

Mr. Gill joined the Company in January 2000 as vice president, OEM sales and in December 2000, was promoted to executive vice president worldwide sales. The year before joining the Company, Mr. Gill was director, business development for Pinnacle Multimedia, a developer of training management software. From 1994 to 1999, Mr. Gill held various senior sales positions with 3Com Corporation and U.S. Robotics.

Ms. Herrera joined the Company in 1988 as benefits administrator, and was promoted to vice president, human resources in May 1995 and executive vice president, human resources and facilities in December 2000. Ms. Herrera had over 15 years of human resource management experience with the Remex Division of Ex-Cell-O/Textron Corporation and other companies prior to joining the Company.

Mr. Lee joined the Company in September 2002 as Executive Vice President, Engineering. Prior to joining the Company, Mr. Lee was Vice President of Engineering at Quantum Corporation, a peripheral manufacturer, from June 1995 to April 2001 and held a senior management position at IBM’s Storage Division from April 1994 to June 1995. From August 1992 to April 1994 Mr. Lee was Vice President of Engineering at Maxtor Corporation, a hard disk drive company, and from June 1984 to August 1992 held a senior management position at Western Digital Corporation, a hard disk drive company.

Mr. Rockenbach joined the Company in 1991 and has served as the Company’s executive vice president and chief financial officer since December 2000. Prior to that, Mr. Rockenbach was vice president and chief financial officer. From 1991 to 1996, Mr. Rockenbach served in senior finance and accounting positions with the Company. From 1987 until joining the Company, Mr. Rockenbach served in various manufacturing finance and financial planning positions at Western Digital Corporation.

Mr. Smith joined the Company in October 1998 as senior director of Fibre Channel marketing and was promoted to vice president, Fibre Channel marketing in June 1999, then to vice president, worldwide marketing in August 1999, and subsequently to executive vice president worldwide marketing in December 2000. Prior to joining the Company, Mr. Smith spent approximately 2 1/2 years with Adaptec, Inc. as marketing manager of peripheral technologies solutions, and most recently as marketing manager, Fibre Channel products. From 1986 to 1996, Mr. Smith held various engineering and marketing positions with Western Digital Corporation, most recently as director of marketing, I/O products.

Mr. Wick joined the Company in June 2002 as vice president and general counsel. Prior to joining the Company, Mr. Wick served as vice president, chief operating officer and general counsel of TelOptics Corporation, a high tech privately held company, since November 2000. The prior year he served as a legal consultant for his own firm. Previously, Mr. Wick held the positions of vice president and general counsel for Samsung Electronics America, Inc. from 1998 to 1999 and AST Research, Inc. from 1990 to 1998. From 1986 to 1990, Mr. Wick served as counsel to the Company and is admitted to practice law in the state of California.

None of the executive officers of the parent Company or officers of its principal operating subsidiaries has any family relationship with any other executive officer of the Company, other officer of its principal operating subsidiaries, or director of the Company.

Item 1A.	Risk Factors.

Potential acquisitions or strategic investments may be more costly or less profitable than anticipated and may adversely affect the price of our company stock.

We may pursue acquisitions or strategic investments that could provide new technologies, products, or service offerings. Future acquisitions or strategic investments may negatively impact our results of operations as a result of operating losses incurred by the acquired entity, the use of significant amounts of cash, potentially dilutive issuances of equity or equity-linked securities, incurrence of debt, amortization of intangible assets with determinable lives, or impairment of intangible assets. Furthermore, we may incur significant expenses pursuing acquisitions or strategic investments that ultimately may not be completed. Moreover, to the extent that any proposed acquisition or strategic investment that is not favorably received by stockholders, analysts and others in the investment community, the price of our stock could be adversely affected. In addition, acquisitions or strategic investments involve numerous risks, including, but not limited to:

•	difficulties in the assimilation of the operations, technologies, products, and personnel of the acquired company;

•	purchased technology that is not adopted by customers in the way or the time frame we anticipated;

•	diversion of management’s attention from other business concerns;

•	risks of entering markets in which we have limited or no prior experience;

•	risks associated with assuming the legal obligations of the acquired company;

•	minority interest in a company, resulting from a strategic investment, that could have an impact on our results;

•	risks related to the effect that the acquired company’s internal control processes might have on our financial reporting and management’s report on our internal controls over financial reporting;

•	potential loss of key employees of the company we invested in or acquired;

•	there may exist unknown defects of an acquired company’s products or assets that may not be identified due to the inherent limitations involved in the due diligence process of an acquisition; and

•	changes in generally accepted accounting principles regarding the accounting treatment for acquisitions to less favorable treatment than is currently allowed.

In the event that an acquisition or strategic investment does occur and we are unable to obtain anticipated profits or successfully integrate operations, technologies, products, or personnel or acquire assets that later become worthless, our business, results of operations, and financial condition could be materially adversely affected.

Our acquisition of Aarohi Communications, Inc. on May 1, 2006, as well as our recently announced proposed acquisition of Sierra Logic, Inc., involve numerous risks which may have a material adverse effect on our business and operating results.

Our acquisition of Aarohi Communications, Inc. (Aarohi) involve numerous risks, including, but not limited to:

•	difficulties and expenses in assimilating and retaining employees, including integrating teams that have not previously worked together;

•	difficulties in creating and maintaining uniform standards, controls, procedures, and policies;

•	different geographic locations of the principal operations of Emulex and Aarohi and difficulties relating to management of the former Aarohi operations and personnel in India;

•	currency conversion exposure for payroll and other expenses of a principal product development facility in Bangalore, India;

•	attainment of cost efficiencies in a principal product development facility in Bangalore, India;

•	potential adverse reactions of existing customers and strategic relationship partners; and

•	difficulties with integrating Aarohi’s technology into our existing technology in a timely and efficient manner that would allow us to fully realize the benefits of this acquisition.

In addition, our proposed acquisition of Sierra Logic, Inc. (Sierra Logic) may involve similar risks and uncertainties. Further, there may be additional risks of potentially lost revenues if we are unable to effectively integrate the businesses which may cause a disruption in the supply of products. The acquisition, if completed, will impact the Company’s results of operations due to increased share-based compensation expense and amortization of acquired intangible assets and in-process research and development costs. As a result of these and other difficulties, we may not realize the anticipated benefits of the acquisition and may encounter difficulties that could have a material adverse effect on our business and operating results or cause expectations with respect to Aarohi or, to the extent the acquisition is completed, Sierra Logic and the combined companies to be inaccurate.

Furthermore, Aarohi’s revenue generating activities to date have been limited, and Aarohi is incurring operating losses which are expected to further dilute the Company’s earnings until new product revenue grows to a level sufficient to offset expenses, which timing the Company is unable to predict. Brocade announced on August 8, 2006 that a merger agreement had been entered into with McData, thus creating a potential risk to sales of intelligent network products previously provided by Aarohi to McData.

A downturn in information technology spending in general, or spending on computer and storage systems in particular, could adversely affect our revenues and results of operations.

The demand for our Fibre Channel products, which comprised substantially all of our net revenues, has been driven by the demand for high performance storage networking products and solutions that support enterprise computing applications, including on-line transaction processing, data mining, data warehousing, multimedia, and Internet applications. Any significant downturn in demand for such products, solutions, and applications, could adversely affect our business, results of operations, and financial condition. The adverse effects of any sustained downturn in information technology spending on our operating results may be exacerbated by our research and development investments, strategic investments and merger and acquisition activity, as well as customer service and support, which are expected to continue despite any such downturn.

Our business depends upon the continued growth of the Fibre Channel storage networking market, and our business will be adversely affected if such growth does not occur or occurs more slowly than we anticipate.

The size of our potential market is largely dependent upon the broadening acceptance of our Fibre Channel storage networking technologies, as well as the overall demand for storage. We believe that our investment in the Fibre Channel storage networking market provides opportunity for revenue growth and profitability for the future. However, the market for Fibre Channel storage networking products may not gain broader acceptance and customers may choose alternative technologies and/or products supplied by other companies. Interest continues for iSCSI storage networking solutions, which may satisfy some I/O connectivity requirements through standard Ethernet adapters and software at little to no incremental cost to end users, or through iSCSI HBAs that provide bundled offload engine hardware and software. Such iSCSI solutions compete with Fibre Channel solutions, particularly in the low end of the market. In addition, other technologies such as SAS and SATA, may compete with our Fibre Channel embedded switched solutions in the future. Furthermore, since our products are sold as parts of integrated systems, demand for our products is driven by the demand for these integrated systems, including other companies’ complementary products. A lack of demand for the integrated systems or a lack of complementary products required for these integrated systems could have a material adverse effect on our business, results of operations, and financial condition. If the Fibre Channel storage networking market does not grow, or grows more slowly than we anticipate, attracts more competitors than we expect, as discussed below, or if our products do not achieve continued market acceptance, our business, results of operations, and financial condition could be materially adversely affected.

Because a significant portion of our revenues are generated from sales to a limited number of customers, none of which are the subject of exclusive or long-term contracts, the loss of one or more of these customers, or our customers’ failure to make timely payments to us, could adversely affect our business.

We rely almost exclusively on OEMs and sales through distribution channels for our revenue. For the fiscal year ended July 2, 2006, we derived approximately 64% of our net revenues from sales to OEM customers and approximately 36% from sales through distribution. Furthermore, as some of our sales through distribution channels consist of OEM products, OEM customers effectively generated more than 88% of our revenue for the fiscal year ended July 2, 2006. We may be unable to retain our current OEM and distributor customers or to recruit additional or replacement customers.

Although we have attempted to expand our base of customers, including customers for embedded switching products, we believe our revenues in the future will continue to be similarly derived from a limited number of customers. As a result, to the extent that sales to any of our significant customers do not increase in accordance with our expectations or are reduced or delayed, our business, results of operations, and financial condition could be materially adversely affected.

As is common in the technology industry, our agreements with OEMs and distributors are typically non-exclusive, have no volume commitments, and often may be terminated by either party without cause. It is increasingly commonplace for our OEM and distributor customers to utilize or carry competing product lines. If we were to lose business from one or more significant OEM or distributor customers to a competitor, our business, results of operations, and financial condition could be materially adversely affected. In addition, our OEMs may elect to change their business practices in ways that affect the timing of our revenues, which may materially adversely affect our business, results of operations, and financial condition.

Our markets are highly competitive and our business and results of operations may be adversely affected by entry of new competitors into the markets, aggressive pricing, and the introduction or expansion of competitive products and technologies.

The markets for our products are highly competitive and are characterized by rapid technological advances, price erosion, frequent new product introductions, and evolving industry standards. We expect that our markets will continue to attract new competition. Our current and potential competition consists of major domestic and international companies, some of which have substantially greater financial, technical, marketing, and distribution resources than we have. Additional companies, including but not limited to our suppliers, strategic partners, OEM customers, and emerging companies, may enter the markets for our storage networking products and new or stronger competitors may emerge as a result of consolidation movements in the marketplace. Additionally, our existing competitors continue to introduce products with improved price/performance characteristics, and we may have to do the same to remain competitive. Furthermore, competitors may introduce new products to the market before we do, and thus obtain a first to market advantage over us. Increased competition could result in increased price competition, reduced revenues, lower profit margins or loss of market share, any of which could have a material adverse effect on our business, results of operations, and financial condition.

Alternative legacy technologies such as SCSI and PBCs compete with our Fibre Channel I/O and embedded switch products, respectively, for customers. Our success depends in part on our ability and on the ability of our OEM customers to develop storage networking solutions that are competitive with these alternative legacy technologies. Additionally, in the future other technologies that we are not currently developing may evolve to address the storage networking applications currently served by our Fibre Channel product line today, reducing our market opportunity.

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

Our revenues and results of operations have varied on a quarterly basis in the past and may vary significantly in the future. Accordingly, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful, and you should not rely on such comparisons as indications of our future performance. We may be unable to maintain our current levels of growth or profitability in the future. Our revenues and results of operations are difficult to forecast and could be adversely affected by many factors, including, but not limited to:

•	changes in the size, mix, timing and terms of OEM and other customer orders;

•	changes in the sales and deployment cycles for our products and/or desired inventory levels for our products;

•	acquisitions or strategic investments by our customers, competitors or us;

•	timing and market acceptance of new or enhanced product introductions by us, our OEM customers and/or competitors;

•	market share losses or difficulty in gaining incremental market share growth;

•	fluctuations in product development, procurement, resource utilization and other operating expenses;

•	component shortages;

•	reduced demand from our customers if there is a shortage of, or difficulties in acquiring, components or other products, such as Fibre Channel disk drives and optical modules, used in conjunction with our products in the deployment of systems;

•	inability of our electronics manufacturing service providers to produce and distribute our products in a timely fashion;

•	difficulties with updates, changes or additions to our information technology systems;

•	breaches of our network security, including viruses;

•	changes in general social and economic conditions, including but not limited to natural disasters, terrorism, public health and slower than expected market growth, with resulting changes in customer technology budgeting and spending;

•	changes in technology, industry standards or consumer preferences;

•	seasonality; and

•	changes in our accounting or other policies resulting from the adoption of new laws, regulations or pronouncements.

As a result of these and other unexpected factors or developments, future operating results may be from time to time below the expectations of investors or market analysts, which would have a material adverse effect on our stock price.

Our relatively small backlog of unfilled orders, possible customer delays or deferrals and our tendency to generate a large percentage of our quarterly sales near the end of the quarter contribute to possible fluctuations in our operating results that could have an adverse impact on our results of operations and stock price.

Historically, we have generally shipped products quickly after we receive orders, meaning that we do not always have a significant backlog of unfilled orders. As a result, our revenues in a given quarter may depend substantially on orders booked during that quarter. Alternatively, orders already in backlog may be deferred or cancelled. Also, we have typically generated a large percentage of our quarterly revenues in the last month of the quarter. As a result of our expense levels being largely based on our expectations of future sales and continued investment in research and development, in the event we experience unexpected decreases in sales, our expenses may be disproportionately large relative to our revenues, and we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. A material shortfall in sales in relation to our quarterly expectations or any delay, deferral, or cancellation of customer orders would likely have an immediate and adverse impact on our results of operations and may adversely affect our stock price.

Our industry is subject to rapid technological change and we must keep pace with the changes to successfully compete.

The markets for our products are characterized by rapidly changing technology, evolving industry standards, and the frequent introduction of new products and enhancements. Our future success depends in large part on our ability to enhance our existing products and to introduce new products on a timely basis to meet changes in customer preferences and evolving industry standards. Currently, new and proposed technologies such as 4, 8, and 10 Gb/s Fibre Channel solutions; 1 and 10 Gb/s Ethernet solutions; Infiniband; PCI-X 2.0; PCI Express; PCI Express Advanced Switching; iSCSI; SATA; SAS; and Remote Direct Memory Access (RDMA); are in development by many companies and their ultimate acceptance and deployment in the market is uncertain. We are developing some, but not all of these technologies, and we cannot be sure that the technologies we chose to develop will achieve market acceptance, or that technologies that we chose not to develop will be available to purchase or license from third parties or will be immaterial to our business. Furthermore, if our products are not available in time for the qualification cycle at an OEM it may be up to 3 years, if ever, before another qualification cycle is available to us. In addition, new products and enhancements developed by us may not be backwards compatible to existing equipment already installed in the market. If we are unable, for technological or other reasons, to develop new products, enhance or sell existing products, or consume raw materials in a timely and cost effective manner in response to technological and market changes, our business, results of operations, and financial condition may be materially adversely affected.

We have experienced losses in our history and may experience losses in our future that may adversely affect our stock price and financial condition.

We have experienced losses in our history, including a loss of $532.3 million in fiscal 2004. Any losses, including losses caused by impairment of long-lived assets and/or goodwill, may adversely affect the perception of our business by analysts and investors, which could adversely affect our stock price. To the extent that we are unable to generate positive operating profits or positive cash flow from operations, our financial condition may be materially adversely affected.

The migration of our customers toward newer product platforms may have a significant adverse effect.

As our customers migrate from one platform to the enhanced price/performance of the next platform, we may experience reduced revenue, gross profit, or gross margin levels associated with lower average selling prices or higher relative product costs associated with improved performance. While we regularly compare forecasted demand for our products against inventory on hand and open purchase commitments, to the extent that customers migrate more quickly than anticipated, the corresponding reduction in demand for older product platforms may result in obsolete inventory and related charges which could have a material adverse effect on our financial condition and results of operations.

Any failure of our OEM customers to keep up with rapid technological change and successfully market and sell systems that incorporate new technologies could adversely affect our business.

Our revenues depend significantly upon the ability and willingness of our OEM customers to commit significant resources to develop, promote, and deliver products that incorporate our technology. In addition, if our customers’ products are not commercially successful, it would have a materially adverse effect on our business, results of operations, and financial condition. The success of our Intelligent Network Products (INP) depends upon their introduction into systems to replace older generation technology, and those products may not be successful if such introductions are delayed.

Rapid changes in the evolution of technology, including the unexpected extent or timing of the transition from HBA solutions or embedded switch box solutions to lower priced ASIC solutions, could adversely affect our business.

Historically, the electronics industry has developed higher performance ASICs that create chip level solutions that replace selected board level or box level solutions at a significantly lower average selling price. We have previously experienced this trend and expect it to continue in the future. If this transition is more abrupt or is more widespread than anticipated, there can be no assurance that we will be able to modify our business model in a timely manner, if at all, in order to mitigate the effects of this transition on our business, results of operations, and financial position.

If customers elect to utilize lower end HBAs in higher end environments or applications, our business could be negatively affected.

We supply 3 families of HBAs that target separate high-end, midrange and SMB markets. Historically, the majority of our Fibre Channel revenue has come from our high-end server and storage solutions. In the future, increased revenues are expected to come from SMB and midrange server and storage solutions, which have lower average selling prices. If customers elect to utilize lower end HBAs in higher end environments or applications, our business could be negatively affected.

Advancement of storage disk capacity technology may not allow for additional revenue growth.

Storage disk density continues to improve rapidly and at some point in the future, the industry may experience a period where the increase in storage disk capacity may equal or exceed the growth rate of digital data. This would result in a situation where the number of units of disk drives may flatten out or even decrease. Our growth in revenue depends on increasing units to offset declining average selling prices.

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

We have experienced delays in product development in the past and may experience similar delays in the future. Prior delays have resulted from numerous factors, which may include, but are not limited to:

•	difficulties in hiring and retaining necessary employees and independent contractors;

•	difficulties in reallocating engineering resources and other resource limitations;

•	unanticipated engineering or manufacturing complexity, including from third party suppliers of intellectual property such as foundries of our ASICs;

•	undetected errors or failures in software, firmware, and hardware;

•	changing OEM product specifications;

•	delays in the acceptance or shipment of products by OEM customers; and

•	changing market or competitive product requirements.

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

During April 2003, we announced a joint development activity with Intel relating to storage processors that integrate SATA, SAS, and Fibre Channel interfaces within a single architecture. Under the agreement, we will develop the protocol controller hardware, firmware, and drivers. Intel will integrate its Intel® XscaleTM microarchitecture as the core technology for the new processors and will manufacture the processors on its 90 nm process technology. This activity has risks resulting from the licensing of technology to Intel and from increased development costs.

A change in our business relationships with our third party suppliers or our electronics manufacturing service providers could adversely affect our business.

We rely on third party suppliers for components and the manufacture of our products, and we have experienced delays or difficulty in securing components and finished goods in the past. Delays or difficulty in securing components or finished goods at reasonable cost may be caused by numerous factors including, but not limited to:

•	discontinued production by a supplier;

•	required long-term purchase commitments;

•	undetected errors, failures or production quality issues, including projected failures that may exceed epidemic failure rates specified in agreements with our customers or that may require us to make concessions or accommodations for continuing customer relationships;

•	timeliness of product delivery;

•	sole sourcing and components made by a small number of suppliers, including the inability to obtain components and finished goods at reasonable cost from such sources and suppliers;

•	financial stability and viability of our suppliers and EMS providers;

•	changes in business strategies of our suppliers and EMS providers;

•	increases in manufacturing costs due to lower volumes or more complex manufacturing process than anticipated;

•	disruption in shipping channels;

•	natural disasters;

•	inability or unwillingness of our suppliers or EMS providers to continue their business with us;

•	environmental, tax or legislative changes in the location where our products are produced or delivered, including implementation of European Union Directives 2002/95/EC (RoHS) and 2002/96/EC (WEEE), with the RoHS directive limiting the concentration of certain materials (lead, chromium, etc.) that may be contained in electronic products placed on the European market after July 1, 2006, and the WEEE directive requiring certain recycling markings and recycling procedures for electronic products placed on the European market after August 13, 2005;

•	difficulties associated with foreign operations; and

•	market shortages.

There is a risk that we will not be able to retain our current suppliers or change to alternative suppliers. An interruption in supply, the cost of shifting to a new supplier or EMS providers, disputes with suppliers or EMS providers, or the cost associated with a long-term purchase commitment could have a material adverse effect on our business, results of operations, and financial condition.

As we have transitioned the material procurement and management for our key components to our EMS providers, we face increasing risks associated with ensuring product availability. Further, an adverse inventory management control issue by one or more of our third party suppliers could have a material adverse effect on our business, results of operations, and financial condition.

LSI Logic announced on May 15, 2006, that it consummated the sale of certain assets associated with its semiconductor wafer fabrication facilities in Gresham, Oregon to SCI, a wholly owned subsidiary of ON Semiconductor Corporation. In connection with that sale, LSI Logic entered into a wafer supply and test service agreement with SCI pursuant to which SCI will manufacture and provide semiconductor wafer products to LSI Logic and its customers for an initial period of 2 years. The entire term of the agreement is 6 years. This manufacturing facility, at which certain ASICs are manufactured for us, and the transition of such facility creates a risk of disruption in our supply of certain ASICs should the announced plans of LSI Logic for uninterrupted service of customers not be achieved.

If our intellectual property protections are inadequate, it could adversely affect our business.

We believe that our continued success depends primarily on continuing innovation, marketing, and technical expertise, as well as the quality of product support and customer relations. At the same time, our success is partially dependent on the proprietary technology contained in our products. We currently rely on a combination of patents, copyrights, trademarks, trade secret laws, and contractual provisions to establish and protect our intellectual property rights in our products. For a more complete description of our intellectual property, please see the information under Part I — Item 1 — “Intellectual Property.”

We cannot be certain that the steps we take to protect our intellectual property will adequately protect our proprietary rights, that others will not independently develop or otherwise acquire equivalent or superior technology, or that we can maintain such technology as trade secrets. In addition, the laws of some of the countries in which our products are or may be developed, manufactured, or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States, or at all. Furthermore, we enter into various development projects and arrangements with other companies. In some cases, these arrangements allow for the sharing or use of our intellectual property. Our failure to protect our intellectual property rights could have a material adverse effect on our business, results of operations, and financial condition.

Ongoing lawsuits present inherent risks, any of which could have a material adverse effect on our business, financial condition, or results of operations. Such potential risks include the continuing expenses of litigation, the risk of loss of patent rights, the risk of injunction against the sale of products incorporating the technology in question, counterclaims, attorneys’ fee liability, and the diversion of management’s attention from other business matters.

For more information on legal proceedings related to Emulex, see Part I, Item 3 — “Legal Proceedings.”

Third party claims of intellectual property infringement could adversely affect our business.

We believe that our products and technology do not infringe on the intellectual property rights of others or upon intellectual property rights that may be granted in the future pursuant to pending applications. We occasionally receive communications from third parties alleging patent infringement, and there is always the chance that third parties may assert infringement claims against us. Any such claims, with or without merit, could result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements, which may or may not be available. Furthermore, we have in the past obtained, and may be required in the future to obtain, licenses of technology owned by other parties. We cannot be certain that the necessary licenses will be available or that they can be obtained on commercially reasonable terms. If we were to fail to obtain such royalty or licensing agreements in a timely manner and on reasonable terms, our business, results of operations, and financial condition could be materially adversely affected.

The inability or increased cost of attracting, motivating, or retaining key managerial and technical personnel could adversely affect our business.

Our success depends to a significant degree upon the performance and continued service of key managers, as well as engineers involved in the development of our storage networking technologies and technical support of our storage networking products and customers. Competition for such highly skilled employees in the communities in which we operate, as well as our industry, is intense, and we cannot be certain that we will be successful in recruiting, training, and retaining such personnel. In addition, employees may leave our company and subsequently compete against us. Also, many of these key managerial and technical personnel receive stock options as part of our employee retention initiatives. New regulations, volatility in the stock market, and other factors could diminish the value of our stock options, putting us at a competitive disadvantage and forcing us to use more cash compensation. If we are unable to attract new managerial and technical employees, or are unable to retain and motivate our current key managerial and technical employees, or are forced to use more cash compensation to retain key personnel, our business, results of operations, and financial condition could be materially adversely affected.

Our international business activities subject us to risks that could adversely affect our business.

For the fiscal year ended July 2, 2006, sales in the United States accounted for approximately 55% of our total net revenues, sales in the Pacific Rim countries accounted for approximately 13%, and sales in Europe and the rest of the world accounted for approximately 32% of our total net revenues, based on bill-to address. We expect that our sales will be similarly distributed for the foreseeable future. However, because we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our sales may not be reflective of the geographic mix of end-user demand or installations. All of our sales are currently denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. Additionally, a significant portion of our products is produced at our EMS providers’ production facilities in Spain, Mexico, and Malaysia. As a result, we are subject to the risks inherent in international operations. Our international business activities could be affected, limited or disrupted by a variety of factors, including, but not limited to:

•	imposition of or changes in governmental controls, taxes, tariffs, trade restrictions, and regulatory requirements;

•	costs and risks of localizing products for foreign countries;

•	longer accounts receivable payment cycles;

•	changes in the value of local currencies relative to our functional currency;

•	import and export restrictions;

•	loss of tax benefits, or increases in tax expenses, due to international production;

•	general economic and social conditions within foreign countries;

•	taxation in multiple jurisdictions; and

•	political instability, war or terrorism.

All of these factors could harm future sales of our products to international customers or future production outside of the United States of our products, and have a material adverse effect on our business, results of operations, and financial condition.

Our stock price is volatile, which has and may result in lawsuits against us and our officers and directors.

The stock market in general, and the stock prices in technology based companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. For example, during the first 8 months of calendar year 2006, the sales price of our common stock ranged from a low of $14.07 per share to a high of $22.00 per share. Factors that could have a significant impact on the market price of our stock include, but are not limited to, the following:

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

In the past, companies, including us, that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If we were to be the subject of similar litigation in the future or experience unfavorable outcomes in any of our pending litigation, as discussed in Item 3 — “Legal Proceedings” contained elsewhere herein, it could have a material adverse effect on our results of operations, financial condition, and diversion of management’s attention from other business matters.

Terrorist activities and resulting military and other actions could adversely affect our business.

The continued threat of terrorism, military action, and heightened security measures in response to the threat of terrorism may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in delays or cancellations of customer orders, delays in collecting cash, a general decrease in corporate spending on information technology, or our inability to effectively market, manufacture, or ship our products, our business, financial condition, and results of operations could be materially and adversely affected. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have any long-term material adverse effect on our business, results of operations, or financial condition.

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

We currently do not carry earthquake insurance. However, we do carry various other lines of insurance that may or may not be adequate to try and protect the business.

Our shareholder rights plan, certificate of incorporation and Delaware law could adversely affect the performance of our stock.

Our shareholder rights plan and provisions of our certificate of incorporation and of the Delaware General Corporation Law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. The shareholder rights plan and these provisions of our certificate of incorporation and Delaware law are intended to encourage potential acquirers to negotiate with us and allow our board of directors the opportunity to consider alternative proposals in the interest of maximizing shareholder value. However, such provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price. For more information, please read Note 11 in the accompanying Notes to Consolidated Financial Statements contained elsewhere herein, our certificate of incorporation and Delaware law for more information on the anti-takeover effects of provisions of our shareholder rights plan.

Our system of internal controls may be inadequate.

We maintain a system of internal controls in order to ensure we are able to collect, process, summarize, and disclose the information required by the Securities and Exchange Commission within the time periods specified. Any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Due to these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Additionally, public companies in the United States are required to review their internal controls under the Sarbanes-Oxley Act of 2002. If the internal controls put in place by us are not adequate or fail to perform as anticipated, we may be required to restate our financial statements, receive an adverse audit opinion on the effectiveness of our internal controls, and/or take other actions that will divert significant financial and managerial resources, as well as be subject to fines and/or other government enforcement actions. Furthermore, the price of our stock could be adversely affected.

Changes in laws, regulations, and financial accounting standards may affect our reported results of operations.

New laws, regulations and accounting standards, as well as changes to and varying interpretations of currently accepted accounting practices in the technology industry might adversely affect our reported financial results, which could have an adverse effect on our stock price. Furthermore, new guidance related to the expensing of stock options in Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 123R “Share-Based Payment,” has materially adversely affected operating and net income for the fiscal year ended July 2, 2006.

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

Any additional financing we may need may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of business opportunities, develop new products or services, or otherwise respond to unanticipated competitive pressures. In any such case, our business, results of operations, and financial condition could be materially adversely affected.

In fiscal 2004, we completed a $517.5 million private placement of 0.25% contingently convertible subordinated notes due 2023. The Company has repurchased and cancelled an aggregate of approximately $281.5 million in face value of these 0.25% notes, leaving approximately $236.0 million in face value still outstanding as of July 2, 2006. The holders of our 0.25% notes may require us to purchase the notes for cash as early as December 2006. If we have insufficient liquidity and capital resources to repay the principal amounts of our outstanding convertible notes when due, we may be forced to raise additional funds through public or private debt or equity financings, which may not be available on favorable terms, if at all. If such financings were not available on favorable terms our business, our results of operations and financial condition could be materially adversely affected.

Conversion of our outstanding notes would dilute the ownership interest of existing stockholders.

The conversion of our notes into shares of our common stock would dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon conversion of the notes could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants due to this dilution or to facilitate trading strategies involving notes and common stock. See the Risk Factor “Changes in laws, regulations, and financial accounting standards may affect our reported results of operations” above.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties.

Our corporate offices and principal product development facilities, which were purchased in 2004, are currently located in approximately 180,000 square feet of buildings in Costa Mesa, California. We lease facilities in California, Colorado, Massachusetts, Washington, and Bangalore, India primarily for engineering and development and approximately 19 other remote offices, primarily for sales, throughout the world.

Our future facilities requirements will depend upon our business, but we believe additional space, if required, may be obtained on reasonable terms.

Item 3.	Legal Proceedings.

On November 15, 2001, prior to the Company’s acquisition of Vixel Corporation, a securities class action was filed in the United States District Court in the Southern District of New York as Case No. 01 CIV. 10053 (SAS), Master File No. 21 MC92 (SAS) against Vixel and 2 of its officers and directors and certain underwriters who participated in the Vixel initial public offering in late 1999. The amended complaint alleges violations under Section 10(b) of the Exchange Act and Section 11 of the Securities Act and seeks unspecified damages on behalf of persons who purchased Vixel stock during the period October 1, 1999 through December 6, 2000. In October 2002, the parties agreed to toll the statute of limitations with respect to Vixel’s officers and directors until September 30, 2003, and on the basis of this agreement, Vixel’s officers and directors were dismissed from the lawsuit without prejudice. During June 2003, Vixel and the other issuer defendants in the action reached a tentative settlement with the plaintiffs that would, among other things, result in the dismissal with prejudice of all claims against the defendants and their officers and directors. In connection with the possible settlement, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements so that they would not expire prior to any settlement being finalized. Although Vixel approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the court. On August 31, 2005, a Preliminary Order In Connection With Settlement Proceedings was issued by the court which among other items, set a date for a Settlement Fairness Hearing held on April 24, 2006, and the form of notice to the Settlement Classes of the Issuers’ Settlement Stipulation. In December 2005, the settlement notices authorized by the court were sent to former Vixel stockholders and the web site www.iposecuritieslitigation.com was created for claimants, as well as a March 24, 2006 objection deadline.

At the Settlement Fairness Hearing held on April 24, 2006, the court raised the following primary issues: (1) the (possible) change in value of the settlement since preliminary approval, and whether the benefits of the settlement should be evaluated at the time of approval or at the time of negotiation; (2) how the class certification argument before the Second Circuit Court of Appeals could or would affect the fairness of the settlement; (3) how to evaluate the intangible benefits of the settlement to the class members; and (4) how to value the $1 billion guarantee (for the consolidated litigation involving Vixel and 297 other Issuers) by Insurers in the Stipulation and Agreement of Settlement Exhibit C in light of the Underwriters’ potential future settlements. The Court did not rule on April 24, 2006 on the motion for final approval or objections. On June 6, 2006, the Second Circuit Court of Appeals held oral arguments on the appeal by the Underwriters of Judge Scheindlin’s class certification decision. On about July 17, 2006, Emulex assigned to the class action plaintiffs any IPO claims Emulex (Vixel) has against RBC Dain Rauscher in the IPO litigation, as required by the settlement agreement. The Company believes the final resolution of this litigation will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Principal Market and Prices

The Company’s common stock is traded on the New York Stock Exchange under the symbol ELX. The following table sets forth the high and low per share sales prices for our common stock for the indicated periods, as reported on the New York Stock Exchange.

	High	Low

2006
Fourth Quarter	$19.00	$15.58
Third Quarter	22.00	16.00
Second Quarter	21.22	17.17
First Quarter	22.68	17.14
2005
Fourth Quarter	$19.86	$15.06
Third Quarter	18.85	15.35
Second Quarter	16.25	10.00
First Quarter	14.91	9.26

Number of Common Stockholders

The approximate number of holders of record of our common stock as of September 5, 2006 was 390.

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

Issuer Purchases of Equity Securities

We did not repurchase any equity securities during the 12 months ended July 2, 2006.

Equity Compensation Plan Information

See Part III, Item 12 — “Security Ownership of Certain Beneficial Owners and Management” for certain information regarding our equity compensation plans.

Item 6.	Selected Consolidated Financial Data.

The following table summarizes certain selected consolidated financial data. On November 13, 2003, we completed the acquisition of Vixel Corporation (Vixel), and on May 1, 2006, we completed the acquisition of Aarohi Communications, Inc. (Aarohi). For more details about the Vixel and Aarohi acquisitions, see Note 2 to the Consolidated Financial Statements — “Business Combinations,” contained elsewhere herein.

Selected Consolidated Statements of Operations Data

	Year Ended
	July 2,	July 3,	June 27,	June 29,	June 30,
	2006	2005(1)	2004(1)	2003(1)	2002(1)
	(In thousands, except per share data)

Net revenues:
Fibre Channel	$402,313	$375,569	$363,871	$304,596	$247,705
IP networking	489	65	529	2,408	4,242
Other	11	19	22	1,204	2,794

Total net revenues	402,813	375,653	364,422	308,208	254,741

Cost of sales	163,993	154,530	143,299	117,840	128,671

Gross profit	238,820	221,123	221,123	190,368	126,070

Operating expenses:
Engineering and development	89,669	79,971	73,211	61,257	47,560
Selling and marketing	36,169	32,441	28,035	18,994	19,462
General and administrative	23,680	11,636	18,815	40,291	12,983
Amortization of goodwill and other intangible assets	10,944	11,314	7,597	7	150,409
Impairment of goodwill	—	1,096	583,499	—	—
In-process research and development	17,272	—	11,400	—	—

Total operating expenses	177,734	136,458	722,557	120,549	230,414

Operating income (loss)	61,086	84,665	(501,434)	69,819	(104,344)

Nonoperating income, net:
Interest income	21,150	13,106	9,149	12,991	11,239
Interest expense	(2,494)	(4,202)	(4,754)	(5,510)	(3,396)
Gain on repurchase of convertible subordinated notes	—	20,514	2,670	28,729	—
Other income (expense), net	173	(2,273)	109	(78)	(26)

Total nonoperating income, net	18,829	27,145	7,174	36,132	7,817

Income (loss) before income taxes	79,915	111,810	(494,260)	105,951	(96,527)
Income tax provision (benefit)	39,464	40,221	38,062	40,262	(293)

Net income (loss)	$40,451	$71,589	$(532,322)	$65,689	$(96,234)

Net income (loss) per share:
Basic	$0.48	$0.86	$(6.47)	$0.80	$(1.18)

Diluted	$0.46	$0.80	$(6.47)	$0.79	$(1.18)

Number of shares used in per share computations:
Basic	83,920	82,819	82,293	82,051	81,487

Diluted	91,259	92,970	82,293	87,914	81,487

(1)	Approximately $14.8 million, $11.5 million, $5.8 million, and $5.8 million of amortization expense resulting from the acquisition of technology intangible assets for fiscal years 2005, 2004, 2003, and 2002, respectively, has been reclassified from Amortization of goodwill and other intangible assets to Cost of sales.

Selected Consolidated Balance Sheet Data

	Year Ended
	July 2,	July 3,	June 27,	June 29,	June 30,
	2006	2005	2004	2003	2002
	(In thousands)

Total current assets	$707,554	$584,457	$541,326	$498,232	$597,566
Total current liabilities	302,564	76,644	54,496	75,061	39,360

Working capital	404,990	507,813	486,830	423,171	558,206
Total assets	860,157	801,781	972,981	1,189,769	1,207,364
Convertible subordinated notes	235,177	233,382	524,845	208,518	345,000
Accumulated deficit	(431,416)	(471,867)	(543,456)	(11,134)	(76,823)
Total stockholders’ equity	556,913	477,591	393,154	901,930	823,004

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders and in press releases. In addition, our representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as “anticipates,” “in the opinion,” “believes,” “intends,” “expects,” “may,” “will,” “should,” “could,” “plans,” “forecasts,” “estimates,” “predicts,” “projects,” “potential,” “continue,” and similar expressions may be intended to identify forward-looking statements.

Actual future results could differ materially from those described in the forward-looking statements as a result of a variety of factors, including those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, and, in particular, the section entitled “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K included elsewhere herein. These factors include the ability to realize the anticipated benefits of the Aarohi Communications, Inc. (Aarohi) acquisition on a timely basis or at all, the Company’s ability to complete the acquisition of the recently announced proposed acquisition of Sierra Logic, Inc. (Sierra Logic), the Company’s ability to realize the anticipated benefits from the acquisition of Sierra Logic, if such transaction is completed, and the Company’s ability to integrate the technology, operations, and personnel of Aarohi and, if acquired, Sierra Logic, into its existing operations in a timely and efficient manner. The fact that the economy generally, and the technology and storage segments specifically, have been in a state of uncertainty makes it difficult to determine if past experience is a good guide to the future and makes it impossible to determine if markets will grow or shrink in the short term. In the past, our results have been significantly impacted by a widespread slowdown in information technology investment that pressured the storage networking market that is the mainstay of our business. A downturn in information technology spending could adversely affect our revenues and results of operations. As a result of this uncertainty, we are unable to predict with any accuracy what future results might be. Other factors affecting these forward-looking statements include, but are not limited to, the following: slower than expected growth of the storage networking market or the failure of our Original Equipment Manufacturer (OEM) customers to successfully incorporate our products into their systems; our dependence on a limited number of customers and the effects of the loss of, or decrease or delays in orders by, any such customers, or the failure of such customers to make payments; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of our or our OEM customers’ new or enhanced products; the variability in the level of our backlog and the variable booking patterns of our customers; the effects of terrorist activities, natural disasters, and resulting political or economic instability; the highly competitive nature of the markets for our products, as well as pricing pressures that may result from such competitive conditions; our ability and the ability of our OEM customers to keep pace with the rapid technological changes in our industry and gain market acceptance for new products and technologies; the effect of rapid migration of customers towards newer, lower cost product platforms; possible transitions from board or box level to application specific integrated circuit (ASIC) solutions for selected applications; a shift in unit product mix from higher-end to lower-end products; a decrease in the average unit selling prices or an increase in the manufactured cost of our products; delays in product development; our reliance on third-party suppliers and subcontractors for components and assembly; any inadequacy of our intellectual property protection or the potential for third-party claims of infringement; inadequacy of our system of internal controls; our ability to attract, retain and motivate key technical personnel; plans for research and development in India; our dependence on foreign sales and foreign-produced products; the effect of acquisitions; impairment charges; changes in tax rates or legislation; and changes in accounting standards. Readers should carefully review these cautionary statements since they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends and are in addition to other factors discussed elsewhere in this Annual Report on Form 10-K, in our filings with the Securities and Exchange Commission or in materials incorporated therein by reference. We caution the reader, however, that these lists of risk factors may not be exhaustive. We expressly disclaim any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances.

Executive Overview

Emulex is a leading supplier of a broad range of advanced storage networking infrastructure solutions. Our products and technologies leverage an adaptable common architecture that extends from deep within the storage array to the server edge of storage area networks (SANs). Our storage networking solution offerings include host bus adapters (HBAs), embedded storage switches, storage Input/Output controllers (IOCs), multiprotocol storage routers and intelligent data center networking solutions. HBAs are the data communication products that enable servers to connect to storage networks by offloading communication-processing tasks as information is delivered and sent to the storage network. Embedded storage switches and IOCs are deployed inside storage arrays, tape libraries and other storage appliances, delivering improved performance, reliability, and storage connectivity. Our multiprotocol routers link iSCSI host servers to fibre channel SANs or interconnect fibre channel SANs over Internet Protocol (IP) networks. Our intelligent data center networking solutions support enhanced performance and functionality for networked virtual storage environments. The world’s largest storage and server OEMs rely on our highly flexible common architecture to establish a robust foundation for cost effectively integrating a wide array of storage protocols, standards, and speeds.

We rely almost exclusively on OEMs and sales through distribution channels for our revenue. Our OEM customers include the world’s leading server and storage providers, including Dell Inc. (Dell), EMC Corporation (EMC), Engenio Information Technologies, Inc. (Engenio), a subsidiary of LSI Logic Corporation, Fujitsu Ltd. (Fujitsu), Fujitsu Siemens Computers (Fujitsu Siemens), Groupe Bull (Bull), Hewlett-Packard Company (Hewlett-Packard), Hitachi Data Systems (Hitachi), International Business Machines Corporation (IBM), McData Corporation (McData), NEC Corporation (NEC), Network Appliance, Inc. (Network Appliance), Quantum Corporation (Quantum), Sun Microsystems, Inc. (Sun), Unisys Corporation (Unisys), and Xyratex Ltd. (Xyratex). Our distribution partners include Acal plc group (ACAL), Avnet, Inc. (Avnet), Bell Microproducts, Inc. (Bell Microproducts), Info X Technology Solutions (Info X), Ingram Micro Inc. (Ingram Micro), Netmarks Inc. (Netmarks), Tech Data Corporation (Tech Data), and Tokyo Electron Ltd. (Tokyo Electron). The market for storage networking infrastructure solutions is concentrated among large OEMs, and as such, a significant portion of our revenues are generated from sales to a limited number of customers.

We believe that continued investment in next generation storage networking infrastructure solutions is required in order to achieve future revenue growth and profitability. Thus, we have created and are currently executing, a 4 point plan to achieve this strategy. First, we set out to lead the Fibre Channel market transition to 4 Gb/s solutions and, as a result, win new platforms and new customers. Second, we would expand our reach into new higher growth platforms and environments that we believe will play a key role in driving overall demand for Fibre Channel SANs — primarily in blade servers and virtualized servers. Third, we would focus on expanding our leadership position in the embedded storage components sector. Finally, we plan to increase our overall market and revenue opportunity for Emulex through diversification into different protocol solutions across our product portfolios. We continue to, and currently plan to invest in research and development, sales and marketing, and capital equipment to deliver leading edge products to our customers, including additional 4 Gigabit per second (Gb/s) connectivity solutions, increased Linux offerings, and products focused on the small to medium business and blade server markets. As of July 2, 2006, we had a total of 618 employees.

Business Combinations

On August 29, 2006 the Company announced it would acquire Sierra Logic Inc. (Sierra Logic), a privately-held designer of semiconductors for storage networking equipment located in Roseville, California, for up to approximately $180 million in cash, assumed debt, assumed stock options, and employee equity incentive compensation. The acquisition, if completed, solidifies the Company’s embedded multi-protocol strategy in the end-to-end embedded storage components market.

The acquisition, if completed, may impact the Company’s results of operations due to increased compensation expense recognized under Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 123R “Share-Based Payment,” amortization of acquired intangible assets and in-process research and development costs. The transaction is expected to close on or near September 30, 2006, subject to certain closing conditions.

On May 1, 2006, the Company completed the acquisition of Aarohi Communications, Inc. (Aarohi), a supplier of intelligent data center networking products with principal product development facilities located in San Jose, California and Bangalore, India for up to approximately $37.0 million in cash, assumed debt, contingent consideration and assumed stock options. The Company paid approximately $35.1 million in cash and acquired approximately $0.3 million in cash upon the close of the transaction. In addition, the Company incurred approximately $0.8 million of direct, out-of-pocket, acquisition related expenses. In addition, the Company granted restricted stock awards of approximately 307,500 shares of the Company’s common stock. The stock options assumed and restricted stock awards granted will impact the Company’s results of operations due to increased post combination share-based compensation recognized under SFAS No. 123R. On May 2, 2006, Aarohi Communications, Inc. was renamed Emulex Communications Corporation.

The Company accounted for the acquisition of Aarohi under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations,” and recorded approximately $17.3 million of purchased in-process research and development expense (IPR&D) during fiscal 2006.

On November 13, 2003, we completed the cash tender offer to acquire all outstanding shares of Vixel Corporation (Vixel). On November 17, 2003, we completed our acquisition of Vixel. We acquired Vixel, a leading supplier of embedded switch ASICs and subsystems for the storage networking market, to expand our Fibre Channel product line and paid $298.4 million in cash for all outstanding common stock, preferred stock, and warrants of Vixel. We also incurred acquisition-related expenses of $6.7 million in cash. In addition, we assumed Vixel’s stock options outstanding by issuing approximately 2.2 million of our stock options with a fair value of approximately $47.5 million and kept the original vesting periods for a total acquisition value of $352.7 million. We calculated the fair value of the 2.2 million stock options issued at the date of acquisition using the Black-Scholes options pricing model. The operations of Vixel, since its acquisition, are included within the Company’s one operating segment, networking products.

Convertible Subordinated Notes Offering

In fiscal 2004, we completed a $517.5 million private placement of 0.25% convertible subordinated notes due 2023. Interest is payable in cash on June 15th and December 15th of each year beginning June 15, 2004. Under the terms of the offering, the notes will be convertible, at the option of the holder and subject to the satisfaction of certain conditions detailed in Note 8 to the Consolidated Financial Statements contained herein, into shares of Emulex common stock at a price of $43.20 per share. We incurred total associated bankers’ fees of $11.6 million, which were recorded as a reduction of the proceeds from the issuance of the notes and are being accreted over the effective life of the notes, as well as approximately $0.7 million of other associated debt issuance costs, which have been recorded as an asset and are being amortized over the effective life of the notes. Holders of the notes may require the Company to purchase the notes for cash by giving written notice within the 20 business days prior to each of December 15, 2006, December 15, 2008, December 15, 2013, or December 15, 2018, or upon a change in control. The effective life of our 0.25% convertible subordinated notes due 2023 is 3 years, which is the period from date of issuance of the notes up to the first date that the holders can require us to repurchase the notes. As of July 2, 2006, we have approximately $236.0 million face value of 0.25% convertible subordinated notes outstanding.

Results of Operations for Emulex Corporation and Subsidiaries

The following discussion and analysis should be read in conjunction with the selected consolidated financial data set forth in Item 6 — “Selected Consolidated Financial Data,” and our Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K. All references to years refer to our fiscal years ended July 2, 2006, July 3, 2005 and June 27, 2004, as applicable, unless the calendar year is specified. The following table sets forth certain financial data for the years indicated as a percentage of net revenues.

	Percentage of Net Revenues
	2006	2005	2004

Net revenues:
Fibre Channel	99.9%	100.0%	99.9%
IP networking	0.1	—	0.1
Other	—	—	0.0

Total net revenues	100.0	100.0	100.0

Cost of sales	40.7	41.1	39.3

Gross profit	59.3	58.9	60.7

Operating expenses:
Engineering and development	22.2	21.3	20.1
Selling and marketing	9.0	8.7	7.7
General and administrative	5.9	3.1	5.2
Amortization of other intangible assets	2.7	3.0	2.1
Impairment of goodwill	—	0.3	160.1
In-process research and development	4.3	—	3.1

Total operating expenses	44.1	36.4	198.3

Operating income (loss)	15.2	22.5	(137.6)

Nonoperating income, net:
Interest income	5.2	3.5	2.5
Interest expense	(0.6)	(1.1)	(1.3)
Gain on repurchase of convertible subordinated notes	—	5.5	0.7
Other income (expense), net	—	(0.6)	—

Total nonoperating income, net	4.6	7.3	1.9

Income (loss) before income taxes	19.8	29.8	(135.7)
Income tax provision	9.8	10.7	10.4

Net income (loss)	10.0%	19.1%	(146.1)%

Fiscal 2006 versus Fiscal 2005

Net Revenues.  Net revenues for fiscal 2006 increased approximately $27.2 million, or 7%, to approximately $402.8 million, compared to approximately $375.7 million in fiscal 2005.

From a product line perspective, net revenues generated from our Fibre Channel products in fiscal 2006 were approximately $402.3 million, an increase of approximately $26.7 million, or 7%, compared to approximately $375.6 million in fiscal 2005, and represented substantially all of our net revenues. The following chart details our net revenues by product line in fiscal years 2006 and 2005.

Net Revenues by Product Line

		Percentage of		Percentage of	Increase/	Percentage
	2006	Net Revenues	2005	Net Revenues	(Decrease)	Change
	(In thousands)

Fibre Channel	$402,313	100%	$375,569	100%	$26,744	7%
IP networking	489	—	65	—	424	652%
Other	11	—	19	—	(8)	(42%)

Total net revenues	$402,813	100%	$375,653	100%	$27,160	7%

Our Fibre Channel products consist of both our LightPulse and InSpeed products. The increase in our Fibre Channel products in fiscal 2006 compared to fiscal 2005 was mainly due to an increase of approximately 12% in units shipped of our LightPulse products and an increase of approximately 45% in units shipped of our InSpeed products, partially offset by average selling price (ASP) erosion of approximately 6% and 23%, respectively. Our IP networking products consist of iSCSI and intelligent network products, as well as legacy VI and cLAN products. We did not have any revenues generated by the legacy VI and cLAN traditional networking products in fiscal 2006 as those products have all entered end-of-life status.

In addition to direct sales, some of our larger OEM customers purchased or marketed products indirectly through distributors, resellers or other third parties. If these indirect purchases are purchases of customer-specific models, we are able to track these sales. However, if these indirect purchases are purchases of our standard models, we are not able to distinguish them by OEM customer. Customers whose direct net revenues, or total direct and indirect net revenues (including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties), exceeded 10% of our net revenues in fiscal years 2006 and 2005 were as follows:

Net Revenues by Major Customers

	Direct Revenues		Total Direct and Indirect Revenues(2)
	2006	2005	2006	2005

Net revenue percentage(1)
EMC	—	—	23%	20%
Hewlett-Packard	10%	12%	10%	14%
IBM	29%	31%	29%	31%
Info X	21%	17%	—	—

(1)	Amounts less than 10% are not presented.

(2)	Customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.

Direct sales to our top 5 customers accounted for approximately 69% of total net revenues for fiscal years 2006 and 2005, and we expect to be similarly concentrated in the future. Our net revenues from our customers can be significantly impacted by changes to our customers’ business and their business models.

From a sales channel perspective, net revenues generated from OEM customers were approximately 64% of net revenues and sales through distribution were approximately 36% in fiscal 2006 which remained similar to net revenues from OEM customers of approximately 66% and sales through distribution of approximately 34% in fiscal 2005. The following chart details our net revenues by sales channel in fiscal years 2006 and 2005:

Net Revenues by Sales Channel

		Percentage of		Percentage of	Increase/	Percentage
	2006	Net Revenues	2005	Net Revenues	(Decrease)	Change
	(In thousands)

OEM	$257,531	64%	$246,869	66%	$10,662	4%
Distribution	145,071	36%	128,256	34%	16,815	13%
Other	211	—	528	—	(317)	(60%)

Total net revenues	$402,813	100%	$375,653	100%	$27,160	7%

We believe that our net revenues are being generated primarily as a result of product certifications and qualifications with our existing and new OEM customers, which take products directly and indirectly through distribution and contract manufacturers. We view product certifications and qualifications as an important indicator of future revenue opportunities and growth for the Company. However, product certifications and qualifications do not necessarily ensure continued market acceptance of our products by our OEM customers. It is also very difficult to determine the future impact, if any, on our revenues of product certifications and qualifications.

In fiscal 2006, domestic net revenues increased by approximately $14.3 million, or 7%, and international net revenues increased by approximately $12.9 million, or 7%, compared to fiscal 2005. The following chart details our net domestic and international revenues based on billed to location in fiscal years 2006 and 2005:

Net Domestic and International Revenues

		Percentage of		Percentage of	Increase/	Percentage
	2006	Net Revenues	2005	Net Revenues	(Decrease)	Change
	(In thousands)

United States	$219,911	55%	$205,633	55%	$14,278	7%
Pacific Rim countries	52,811	13%	56,550	15%	(3,739)	(7%)
Europe and rest of the world	130,091	32%	113,470	30%	16,621	15%

Total net revenues	$402,813	100%	$375,653	100%	$27,160	7%

We believe the increases in domestic and international net revenues in fiscal 2006 compared to fiscal 2005 were principally a function of the overall size of the market for Fibre Channel products. The decline in net revenues for the Pacific Rim countries and an increase in the Europe and rest of the world net revenues were mainly due to a change in the bill-to location for one of our key embedded customers. However, as we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.

Gross Profit.  Cost of sales included the cost of production of finished products, amortization expense related to core technology and developed technology intangible assets as well as support costs and other expenses related to inventory management, manufacturing quality, and order fulfillment. Approximately $14.7 million and $14.8 million of amortization of technology intangible assets were included in cost of sales in fiscal years 2006 and 2005, respectively. Further, approximately $0.8 million and $0.1 million of share-based compensation expense were included in cost of sales in fiscal years 2006 and 2005, respectively. Gross profit increased approximately $17.7 million, or 8%, to approximately $238.8 million in fiscal 2006 compared to approximately $221.1 million in fiscal 2005. The increase in gross profit in fiscal 2006 was mainly due to an increase in net revenues. Gross margin remained flat at approximately 59% in fiscal 2006 and fiscal 2005. The Company anticipates gross margin will trend down over time as faster growing blade servers and embedded products become a bigger portion of our business.

Engineering and Development.  Engineering and development expenses consisted primarily of salaries and related expenses for personnel engaged in the design, development, and technical support of our products. These expenses included third-party fees paid to consultants, prototype development expenses, and computer service costs related to supporting computer tools used in the engineering and design process. Engineering and development expenses increased approximately $9.7 million, or 12%, to approximately $89.7 million in fiscal 2006 compared to approximately $80.0 million in fiscal 2005. This represents approximately 22% and 21% of net revenues in fiscal years 2006 and 2005, respectively. The increase was mainly due to an increase in share-based compensation expense of approximately $7.2 million as a result of adopting SFAS No. 123R at the beginning of fiscal 2006 and a net increase in engineering headcount and other engineering expenses of approximately $1.7 million as a result of the acquisition of Aarohi Communications, Inc. (Aarohi) on May 1, 2006. The Company will continue to invest in engineering and development activities and anticipates expenditures will continue to grow in this area with the recent Aarohi acquisition and the pending Sierra Logic acquisition.

Selling and Marketing.  Selling and marketing expenses consisted primarily of salaries, commissions, and related expenses for personnel engaged in the marketing and sales of our products, as well as trade shows, product literature, promotional support costs, and other advertising related costs. Selling and marketing expenses increased approximately $3.7 million, or 11%, to approximately $36.2 million in fiscal 2006 compared to approximately $32.4 million in fiscal 2005. This represents approximately 9% of net revenues in fiscal years 2006 and 2005. The increase was mainly due to an increase in share-based compensation expense of approximately $3.7 million as a result of adopting SFAS No. 123R at the beginning of fiscal 2006. The Company will continue to target advertising and promotions in our new and existing products in an effort to provide overall revenue growth.

General and Administrative.  Ongoing general and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees, and other corporate expenses. General and administrative expenses increased approximately $12.0 million, or 104%, to approximately $23.7 million in fiscal 2006 compared to approximately $11.6 million in fiscal 2005. This represents approximately 6% and 3% of net revenues in fiscal years 2006 and 2005, respectively. The increase was mainly due to an increase in share-based compensation expense recorded of approximately $5.8 million as a result of adopting SFAS No. 123R at the beginning of fiscal 2006 and reimbursement of approximately $4.6 million received from our insurance carriers in fiscal 2005 related to the shareholder litigation settled, which reduced fiscal 2005 general and administrative expenses.

Amortization of Other Intangible Assets.  Amortization of other intangible assets included the amortization of intangible assets such as patents, customer relationships, trade name, and covenants not-to-compete with estimable lives. In fiscal year 2006, amortization was for intangible assets related to the acquisition of Aarohi Communications, Inc. (Aarohi) that was completed during fiscal 2006 and prior acquisitions. In fiscal year 2005, amortization was for the acquisitions of Vixel Corporation (Vixel) and Giganet, Inc. (Giganet) that were completed during fiscal years 2004 and 2001, respectively. Amortization of intangibles decreased approximately $0.4 million, or 3%, to approximately $10.9 million compared to approximately $11.3 million in fiscal 2005. This represents approximately 3% of net revenues in fiscal years 2006 and 2005. The decrease was mainly due to tax adjustments resulting from exercising of acquisition related non-qualified stock options reducing acquisition related intangible assets as the acquisition related goodwill had already been impaired in fiscal 2004.

Impairment of Goodwill.  As a result of a SFAS No. 142, “Goodwill and Other Intangible Assets” analysis, including a second step goodwill impairment test, we fully impaired goodwill as of June 27, 2004. In connection with the preparation of Vixel’s tax return during fiscal 2005, we revised estimates and discovered errors related to the deferred tax assets of Vixel (acquired in fiscal 2004). These events resulted in a revision to Vixel’s purchase price allocation to decrease net deferred tax assets and increased goodwill, which was impaired in fiscal 2004. This resulted in a $1.8 million impairment of goodwill charge in fiscal 2005. Additionally, during the preparation of the fiscal 2005 tax provision, we discovered errors related to the deferred tax liabilities of Giganet (acquired in fiscal 2001). This resulted in a $0.7 million reduction of the previously recorded goodwill charge of $1.8 million, resulting in a net goodwill impairment of approximately

$1.1 million for fiscal 2005. We do not believe that this $1.1 million impairment of goodwill is material to fiscal 2004 or to fiscal 2005 operations or financial results. Excluding this adjustment, net income for fiscal 2005 would have been $72.7 million.

In-Process Research and Development.  The in-process research and development expense of approximately $17.3 million recorded in fiscal 2006 was related to our acquisition of Aarohi in May 2006. There was no in-process research and development expense for fiscal 2005.

Nonoperating Income, net.  Nonoperating income, net consisted primarily of interest income, interest expense and other non-operating income and expense items such as the gain on the repurchase of convertible subordinated notes. Nonoperating income, net decreased approximately $8.3 million, or 31%, to approximately $18.8 million in fiscal 2006 compared to approximately $27.1 million in fiscal 2005. The net decrease was mainly due to a net gain on the partial repurchase of our convertible notes of approximately $20.5 million in fiscal 2005, offset by higher interest income of approximately $8.0 million due to higher interest rates in fiscal 2006, and lower interest expense of approximately $1.7 million in fiscal 2006 as a result of the partial repurchase of our convertible notes.

Income taxes.  Income taxes decreased approximately $0.8 million, or 2%, to approximately $39.5 million in fiscal 2006 from approximately $40.2 million in fiscal 2005. The effective tax rate was approximately 49% and 36% of income before income taxes in fiscal years 2006 and 2005, respectively. The increase in the effective tax rate was mainly due to the nondeductible Aarohi in-process research and development expenses and the increase in nondeductible share-based compensation expenses in fiscal 2006.

Fiscal 2005 versus Fiscal 2004

Net Revenues.  Net revenues for fiscal 2005 increased $11.2 million, or 3%, to $375.7 million, compared to $364.4 million in fiscal 2004.

On a product line perspective, net revenues generated from our Fibre Channel products in fiscal 2005 were $375.6 million, an increase of $11.7 million, or 3%, compared to $363.9 million in fiscal 2004, and represented substantially all of our net revenues. The following chart details our net revenues by product line in fiscal years 2005 and 2004.

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

In addition to direct sales, some of our larger OEM customers purchased or marketed products indirectly through distributors, resellers or other third parties. If these indirect purchases are purchases of customer-specific models, we are able to track these sales. However, if these indirect purchases are purchases of our standard models, we are not able to distinguish them by OEM customer. Customers whose direct net revenues, or total direct and indirect net revenues (including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties), exceeded 10% of our net revenues in fiscal years 2005 and 2004 were as follows:

Net Revenues by Major Customers

	Direct Revenues		Total Direct and Indirect Revenues(2)
	2005	2004	2005	2004

Net revenue percentage(1)
EMC	—	—	20%	24%
Hewlett-Packard	12%	18%	14%	20%
IBM	31%	24%	31%	24%
Info-X	17%	12%	—	—

(1)	Amounts less than 10% are not presented.

(2)	Customer-specific models sold indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.

Direct sales to our top 5 customers accounted for approximately 69% of total net revenues in fiscal 2005 compared to approximately 68% of total net revenues in fiscal 2004. Our net revenues from our customers can be significantly impacted by changes to our customers’ business and their business models.

On a sales channel perspective, net revenues generated from OEM customers were approximately 66% of net revenues and sales through distribution were approximately 34% in fiscal 2005 compared to net revenues from OEM customers of approximately 64% and sales through distribution of approximately 36% in fiscal 2004. The following chart details our net revenues by sales channel in fiscal years 2005 and 2004:

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

In fiscal 2005, domestic net revenues increased slightly by approximately $0.2 million, and international net revenues increased by approximately $11.0 million, or 7%, compared to fiscal 2004. The following chart details our net domestic and international revenues based on billed to location in fiscal years 2005 and 2004:

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

Gross Profit.  Cost of sales included the cost of production of finished products, amortization expense related to core technology and developed technology as well as support costs and other expenses related to inventory management, manufacturing quality, and order fulfillment. Approximately $14.8 million and $11.5 million of amortization of technology intangible assets were included in cost of sales in fiscal years 2005 and 2004, respectively. Further, approximately $0.1 million of share-based compensation expense was included in cost of sales in fiscal year 2005 while approximately $0.9 million of retention bonuses for terminated employees related to the Vixel acquisition and amortized deferred stock-based compensation expenses was recorded in fiscal 2004. In fiscal 2005, gross profit remained flat at approximately $221.1 million for fiscal years 2005 and 2004. Gross margin decreased slightly to approximately 59% in fiscal 2005 from approximately 61% in fiscal 2004 due in part to a $2.0 million benefit to cost of sales resulting from the sale of previously-reserved inventory related to our 1 Gb/s products in fiscal 2004. There was no such reduction to cost of sales in fiscal 2005. The inventory reserve was initially recorded during the first quarter of fiscal 2002.

Engineering and Development.  Engineering and development expenses consisted primarily of salaries and related expenses for personnel engaged in the design, development and technical support of our products. These expenses included third-party fees paid to consultants, prototype development expenses and computer services costs related to supporting computer tools used in the engineering and design process. Engineering and development expenses were approximately $80.0 million and approximately $73.2 million in fiscal years 2005 and 2004, representing approximately 21% and 20% of net revenues in fiscal years 2005 and 2004, respectively. Engineering and development expenses increased by approximately $6.8 million, or 9%, in fiscal 2005 compared to fiscal 2004. This increase was primarily due to the inclusion of the engineering and development expenses associated with our acquisition of Vixel for all of fiscal 2005 versus only a part of the corresponding period of fiscal 2004. Since we completed our integration of Vixel’s day-to-day operations during the 3 months ended March 28, 2004, we no longer separately track former Vixel operations. However, the expenses associated with the former Vixel operations were estimated to account for approximately $3.6 million of the overall $6.8 million increase. The remaining increase was due to our continued investment in our storage networking infrastructure product development. Engineering and development expenses included approximately $1.4 million and approximately $2.4 million of amortized deferred stock-based compensation expenses for fiscal years 2005 and 2004, respectively.

Selling and Marketing.  Selling and marketing expenses consisted primarily of salaries, commissions and related expenses for personnel engaged in the marketing and sales of our products, as well as trade shows, product literature, promotional support costs and other advertising-related costs. Selling and marketing expenses were approximately $32.4 million and $28.0 million in fiscal years 2005 and 2004, representing 9% and 8% of net revenues, respectively. Selling and marketing expenses increased by approximately $4.4 million, or 16%, in fiscal 2005, compared to fiscal 2004. This increase was partially due to the inclusion of the selling and marketing expenses associated with our acquisition of Vixel for all of fiscal 2005 as opposed to a portion of fiscal 2004. As discussed previously, we no longer track former Vixel operations separately. However, the expenses associated with the former Vixel operations were estimated to account for approximately $1.1 million of the overall $4.4 million increase in selling and marketing expenses. Additionally, due to our increased focus on expanding sales and advertising programs during fiscal 2005, selling and marketing expenses related to personnel and advertising and other promotions for fiscal 2005 increased by approximately $1.7 million and approximately $0.7 million, respectively, compared to fiscal 2004. Selling and marketing expenses included approximately $0.9 million and approximately $2.3 million of amortized deferred stock-based compensation expenses for the fiscal years 2005 and 2004, respectively. As a portion of selling and marketing expenses, such as selling and marketing employees’ base compensation and amortized deferred stock-based compensation expense, is not driven directly by increases or decreases in net revenues, the expenses fluctuate as a percentage of net revenues.

General and Administrative.  Ongoing general and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees and other corporate expenses. General and administrative expenses were approximately $11.6 million and approximately $18.8 million in fiscal years 2005 and 2004, representing 3% and 5% of net revenues, respectively. General and administrative expenses for fiscal 2005 included a $4.6 million reduction related to reimbursement received from our insurance carriers during the period, in excess of our receivable. This reimbursement was primarily related to the shareholder litigation settled and recorded as general and administrative expense in fiscal 2003. General and administrative expenses for fiscal 2005, excluding this $4.6 million insurance reimbursement, would have been $16.2 million, or 4% of net revenues, compared to approximately $18.8 million, or 5% of net revenues, for fiscal year 2004. This would represent a decrease of approximately $2.6 million in fiscal 2005 excluding the insurance recovery, compared to fiscal 2004. Similar to other operating expenses, we no longer track former Vixel operations separately. However, the expenses associated with the former Vixel operations are estimated to account for approximately $0.9 million of the decrease in general and administrative expenses, as the majority of the general and administrative costs of Vixel were redundant with the general and administrative costs of Emulex Corporation prior to the acquisition. Additionally, general and administrative expenses related to legal fees, insurance, and personnel costs decreased by approximately $0.8 million, $0.4 million, and $0.3 million, respectively, in fiscal 2005 compared to fiscal 2004. For fiscal 2005, general and administrative expenses included approximately $1.6 million of amortized deferred stock-based compensation expenses. For fiscal 2004, general and administrative expenses included approximately $1.9 million of retention bonuses for terminated employees related to the Vixel acquisition and amortized deferred stock-based compensation expenses.

Amortization of Other Intangible Assets.  Amortization of other intangible assets included the amortization of intangible assets such as patents, customer relationships, trade name, and covenants not-to-compete with estimable lives. In fiscal years 2005 and 2004, amortization was for intangible assets related to the purchase of Vixel which was completed during fiscal 2004, and the purchase of Giganet, completed during fiscal 2001. The approximate $3.7 million increase in amortization of intangibles to approximately $11.3 million in fiscal 2005 from approximately $7.6 million in fiscal 2004 was due to the addition of amortization related to the Vixel acquisition and the purchase of the technology assets of Trebia for all of fiscal 2005 as compared to a portion of fiscal 2004. Amortization of intangibles represented approximately 3% and 2% of net revenues in fiscal years 2005 and 2004, respectively.

Impairment of Goodwill.  On June 30, 2004, we announced that tepid demand experienced in the fourth fiscal quarter of 2004 from 2 of our customers resulted in lower than expected revenue, earnings and cash flows in the fourth fiscal quarter of 2004 and was expected to result in lower sequential revenue, earnings and cash flows in the first fiscal quarter of 2005. These events and circumstances resulted in a subsequent drop in our stock price, which indicated a potential impairment might have occurred. As a result, we conducted a SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” analysis, as well as a

SFAS No. 142, “Goodwill and Other Intangible Assets,” analysis, including a second step goodwill impairment test. The results of the SFAS No. 144 analysis indicated that our long-lived assets were not impaired. However, the SFAS No. 142 analysis indicated that goodwill was impaired. This determination was made at the reporting unit level and consisted of 2 steps. First, the fair value of our only reporting unit was determined, based on a market approach, and compared to its carrying amount. Next, as the carrying amount exceeded the fair value, the second step of SFAS No. 142 was performed. The implied fair value of goodwill was determined by allocating the fair value in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” As a result of this SFAS No. 142 analysis, we recognized a $583.5 million charge for goodwill impairment during fiscal 2004. After recording this impairment charge, there was no goodwill remaining on our balance sheet as of June 27, 2004. In connection with the preparation of Vixel’s tax return during fiscal 2005, we revised estimates and discovered errors related to the deferred tax assets of Vixel (acquired in fiscal 2004). These events resulted in a revision to Vixel’s purchase price allocation to decrease net deferred tax assets and increase goodwill, which was impaired in fiscal 2004. This resulted in a $1.8 million impairment of goodwill charge in fiscal 2005. Additionally, during the preparation of the fiscal 2005 tax provision, we discovered errors related to the deferred tax liabilities of Giganet (acquired in fiscal 2001). This resulted in a $0.7 million reduction of the previously recorded goodwill charge of $1.8 million, resulting in goodwill impairment of $1.1 million for fiscal 2005. Had these items been recorded in fiscal 2004, our net loss would have been $1.1 million higher, or $533.4 million, instead of $532.3 million. We do not believe that this $1.1 million impairment of goodwill is material to fiscal 2004 or to fiscal 2005 operations or financial results. Excluding this adjustment, net income for fiscal 2005 would have been $72.7 million.

In-Process Research and Development Expense.  The in-process research and development expense of approximately $11.4 million, or 3% of net revenues, recorded in fiscal 2004 was related to our acquisition of Vixel in November 2003. There was no in-process research and development expense for fiscal 2005.

Nonoperating Income, net.  Nonoperating income, net consisted primarily of interest income, interest expense and other non-operating income and expense items such as the gain on the repurchase of convertible subordinated notes. In fiscal 2005, our nonoperating income increased by approximately $20.0 million to approximately $27.1 million, from nonoperating income of approximately $7.2 million in fiscal 2004. The increase was due primarily to an increase in the net overall gain on the repurchase of convertible subordinated notes by approximately $17.8 million to approximately $20.5 million in fiscal 2005, from approximately $2.7 million in fiscal 2004. Additionally, interest income increased by approximately $4.0 million to approximately $13.1 million in fiscal 2005 from approximately $9.1 million in fiscal 2004, primarily due to the receipt of approximately $0.3 million of interest related to an insurance reimbursement, higher overall balances of cash and investments, and some improvement in interest rates. Further, as a result of the lower amount of convertible subordinated notes outstanding during fiscal 2005 compared to fiscal 2004 due to the repurchase of the convertible subordinated notes during fiscal 2005, interest expense decreased by approximately $0.6 million to approximately $4.2 million in fiscal 2005 from approximately $4.8 million in fiscal 2004.

Income taxes.  In fiscal 2005, income taxes increased approximately $2.2 million to approximately $40.2 million from approximately $38.1 million in fiscal 2004. In fiscal 2004, we recorded a net loss before income taxes of approximately $494.3 million, which included goodwill impairment of approximately $583.5 million. Even though we had a loss before income taxes, we recorded income tax expense of approximately $38.1 million in fiscal 2004, as the goodwill impairment and in-process research and development charges were not deductible for tax purposes. Excluding the goodwill impairment and in-process research and development charges in fiscal 2004, income tax expense would have been approximately 38% of income before taxes compared to 36% in fiscal 2005. The difference in the fiscal 2005 tax rate and the fiscal 2004 tax rate was primarily due to a reduction of state tax expense. Income taxes represented 11% and 10% of net revenues in fiscal years 2005 and 2004, respectively.

Critical Accounting Policies

The preparation of the financial statements requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets, and liabilities in accordance with accounting principles generally accepted in the United States. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying values of assets and liabilities. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. If these estimates differ significantly from actual results, the impact to the financial statements may be material.

We believe the following are critical accounting policies and require us to make significant judgments and estimates in the preparation of our consolidated financial statements: revenue recognition; warranty; allowance for doubtful accounts; intangibles and other long-lived assets; inventories; income taxes, and stock-based compensation previously discussed.

Revenue Recognition.  We generally recognize revenue at the time of shipment when title and risk of loss have passed, evidence of an arrangement has been obtained, pricing is fixed or determinable, and collectibility has been reasonably assured. We make certain sales through 2 tier distribution channels and have various distribution agreements with selected distributors and Master Value Added Resellers (collectively the Distributors). These distribution agreements may be terminated upon written notice by either party. Additionally, these Distributors are generally given privileges to return a portion of inventory and to participate in price protection and cooperative marketing programs. Therefore, we recognize revenue on our standard products sold to our Distributors based on data received from the Distributors and management’s estimates to approximate the point that these products have been resold by the Distributors. OEM-specific models sold to our Distributors are governed under the related OEM agreements rather than under these distribution agreements. We recognize revenue at the time of shipment to the Distributors when title and risk of loss have passed, evidence of an arrangement has been obtained, pricing is fixed or determinable, and collectibility has been reasonably assured. Additionally, we maintain accruals and allowances for price protection and various other marketing programs. Moreover, we account for these incentive programs in accordance with Emerging Issues Task Force (EITF) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” Accordingly, we classify the costs of these programs based on the identifiable benefit received as either a reduction of revenue, a cost of sale, or an operating expense.

Warranty.  We provide a warranty of between 1 and 5 years on our products. We record a provision for estimated warranty related costs at the time of sale based on historical product return rates and management’s estimates of expected future costs to fulfill our warranty obligations. We evaluate our ongoing warranty obligation on a quarterly basis.

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

Intangibles and Other Long-Lived Assets.  Intangibles resulting from the acquisitions of Aarohi Communications, Inc. (Aarohi), Vixel Corporation (Vixel) and Giganet, Inc. (Giganet) and the purchase of the technology assets of Trebia Networks, Inc. (Trebia) are carried at cost less accumulated amortization. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets, ranging from 3 months to 7 years. Furthermore, periodically we assess whether our long-lived assets including intangibles, should be tested for recoverability whenever events or circumstances indicate that their carrying value may not be recoverable. The amount of impairment, if any, is measured based on fair value, which is determined using projected discounted future operating cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.

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

Income Taxes.  We account for income taxes using the asset and liability method, under which we recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We regularly review historical and anticipated future pre-tax results of operations to determine whether we will be able to realize the benefit of our deferred tax assets. A valuation allowance is required to reduce the potential deferred tax asset when it is more likely than not that all or some portion of the deferred tax asset will not be realized due to the lack of sufficient taxable income. As of July 2, 2006, we have a valuation allowance of approximately $0.9 million established against capital loss carryforwards. The Company establishes reserves for tax contingencies that reflect its best estimate of deductions and credits that may not be sustained.

Stock-Based Compensation.  Effective July 4, 2005, we account for our stock-based awards to employees and non-employees using the fair value method as required by Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS No. 123R). We are using the modified prospective transition method that provides for only the current and future period stock-based awards to be measured and recognized at fair value. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. The measurement of stock-based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk free interest rate, and award forfeiture rate. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. If there is a difference between the forfeiture assumptions used in determining stock-based compensation costs and the actual forfeitures, which become known over time, the Company may change the input factors used in determining stock-based compensation costs. These changes may materially impact the Company’s results of operations in the period such changes are made. Please see Notes 1 and 11 in the accompanying Notes to Consolidated Financial Statements contained elsewhere herein for additional information and related disclosures.

Liquidity and Capital Resources

At July 2, 2006 we had approximately $405.0 million in working capital and approximately $598.4 million in cash and cash equivalents, current investments, and long-term investments. For the 3 fiscal years ended July 2, 2006, we have primarily funded our cash needs from operations. Additionally we issued convertible subordinated notes in fiscal 2004, as discussed in more detail below. As part of our commitment to the growth and diversification of storage networking infrastructure solutions, we have created and are currently executing a 4 point plan, which is described in the Executive Overview above. These strategies may result in additional acquisitions, investment into research and development activities, increased capital expenditures related to engineering and test equipment, and hiring of additional engineering talent.

On August 29, 2006, as part of our 4 point plan, the Company announced it would acquire Sierra Logic Inc. (Sierra Logic), a privately held designer of semiconductors for storage networking equipment located in Roseville, California, for up to approximately $180 million in cash, assumed debt, assumed stock options, and employee equity incentive compensation. The transaction is expected to close on or near September 30, 2006, subject to certain closing conditions.

In addition, subsequent to fiscal 2006, the Company invested approximately $5.0 million in an early stage, privately held, company in the storage networking industry.

We believe that our existing cash and cash equivalents balances, investments and anticipated cash flows from operating activities will be sufficient to support our working capital needs, capital expenditure requirements, debt obligations, and our acquisition strategy for at least the next 12 months. Specifically, we believe our cash and investment resources will enable us to repay our outstanding convertible notes with a face value of approximately $236.0 million as of July 2, 2006, which we may be required to purchase for cash from the holders as early as December 2006, and to close our potential acquisition of Sierra Logic on or near September 30, 2006. We currently do not have any outstanding lines of credits.

Cash provided by operating activities during fiscal 2006 was approximately $110.7 million compared to fiscal 2005 of approximately $151.0 million. The reduction in cash provided by operating activities was primarily a result of reduced net income adjusted for non-cash items and changes in working capital items in the 2006 consolidated balance sheet. Accounts and other receivables accounted for a $26.5 million reduction in cash flows from operations. The higher accounts and other receivables balance at July 2, 2006 resulted from the timing of revenue and collections. Inventories accounted for a $18.4 million increase in cash flows from operations, primarily as a result of increased inventory purchases by our EMS providers purchasing of raw materials directly, instead of us. Accounts payable and accrued liabilities accounted for a $23.2 million reduction in cash flows from operations. The lower accounts payable balance at July 2, 2006 was a result of changes in our inventory model and timing of the payments. The cash provided by operating activities in fiscal 2004 was primarily from the net loss of approximately $532.3 million, adjusted for non-cash reconciling items, the most significant of which was the approximately $583.5 million impairment of goodwill.

Investing activities used approximately $23.9 million of cash during fiscal 2006 compared to cash provided of approximately $43.7 million during fiscal 2005. Net investing activities for fiscal 2006 were unfavorably impacted by the purchase of Aarohi Communications, Inc. (Aarohi) in May 2006 for approximately $34.8 million, and higher maturities of investments net of purchases of approximately $32.6 million in the current fiscal year. In fiscal 2004, investing activities used approximately $315.3 million of cash and cash equivalents due primarily to the purchase of Vixel Corporation (Vixel).

Cash provided by financing activities during fiscal 2006 was approximately $17.1 million compared to cash used during fiscal 2005 of approximately $266.6 million. The primary difference being the $273.5 million repurchase of convertible subordinated notes in fiscal 2005. Financing activities provided approximately $291.9 million of cash and cash equivalents in fiscal 2004. This increase in cash and cash equivalents in fiscal 2004 compared to 2005 was primarily due to our net proceeds from the issuance of 0.25% convertible subordinated notes of approximately $505.2 million offset by the repurchase of 1.75% convertible subordinated notes spending approximately $185.6 million and the repurchase of approximately 1.5 million shares of common stock for approximately $40.5 million.

During 2004, we completed a $517.5 million private placement of 0.25% contingently convertible subordinated notes due in 2023. Interest is payable in cash on June 15th and December 15th of each year beginning June 15, 2004. Under the terms of the offering, the notes will be convertible, at the option of the holder and subject to the satisfaction of certain conditions detailed in Note 8 to the Consolidated Financial Statements contained herein, into shares of Emulex common stock at a price of $43.20 per share. Holders of the notes may require us to purchase the notes for cash by giving written notice within the 20 business days prior to each of December 15, 2006, December 15, 2008, December 15, 2013, or December 15, 2018, or upon a change in control. As of July 2, 2006, there were convertible subordinated notes outstanding with a face value of approximately $236.0 million that, if converted, would result in the issuance of approximately

5.5 million shares. As of July 2, 2006, none of the Company’s convertible notes were authorized for repurchase.

We have entered into various agreements for purchases of inventories. As of July 2, 2006, our purchase obligation associated with inventories was approximately $17.8 million.

We have disclosed outstanding legal proceedings in Item 3 and in Note 10 to our Consolidated Financial Statements, both included in this Annual Report on Form 10-K. Currently, we believe the final resolution of outstanding litigation will not have a material adverse effect on the Company’s liquidity or capital resources.

The following summarizes our contractual obligations as of July 2, 2006, and the effect such obligations are expected to have on our liquidity in future periods:

	Payments Due by Period
		Less
		than	1-3	4-5	After 5
	Total	1 Year(2)	Years(3)	Years(4)	Years
	(In thousands)

Convertible subordinated notes and interest(1)	$236,295	$236,295	$—	$—	$—
Leases	12,411	2,452	4,454	4,616	889
Inventory purchase commitments	17,843	17,843	—	—	—
Other commitments	1,766	1,766	—	—	—

Total	$268,315	$258,356	$4,454	$4,616	$889

(1)	The remaining principal payment related to the outstanding 0.25% private placement of approximately $236.0 million was shown as a payment in the period for the fiscal year ending July 1, 2007 above as holders of these 20 year notes may require us to purchase the notes for cash by giving us written notice as early as 20 business days prior to each of December 15, 2006, December 15, 2008, December 15, 2013, and December 15, 2018.

(2)	Fiscal year ending July 1, 2007.

(3)	Fiscal years ending June 29, 2008 and June 28, 2009.

(4)	Fiscal years ending June 27, 2010 and June 26, 2011.

Item 7A.	Qualitative and Quantitative Disclosures about Market Risk.

Interest Rate Sensitivity

As of July 2, 2006, our investment portfolio consisted primarily of fixed income securities, excluding those classified as cash and cash equivalents, of approximately $374.2 million (see Note 3 to the Consolidated Financial Statements). We have the positive intent and ability to hold these securities to maturity. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of July 2, 2006, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows. However, if interest rates decreased and securities within our portfolio matured and were re-invested in securities with lower interest rates, interest income would decrease in the future.

As of July 2, 2006, we have approximately $236.0 million face value 0.25% convertible subordinated notes issued and outstanding. The fair value, based on quoted market prices, of our 0.25% convertible subordinated notes at July 2, 2006, was approximately $228.9 million. The fair value of these notes may increase or decrease due to various factors, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, and to ensure that information required to be disclosed is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 2, 2006.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of July 2, 2006.

Emulex Corporation acquired Aarohi Communications, Inc. (Aarohi), on May 1, 2006, and management excluded from its assessment of the effectiveness of Emulex Corporation’s internal control over financial reporting as of July 2, 2006, Aarohi’s internal control over financial reporting associated with total assets of $20,333,000 and total revenues of $29,000 included in the consolidated financial statements of Emulex Corporation and its subsidiaries as of and for the year ended July 2, 2006.

The independent registered public accounting firm that audited the consolidated financial statements included in this annual report has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. See page 48 herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, that occurred during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

There is incorporated herein by reference the information required by this Item in the Company’s definitive proxy statement for the 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended July 2, 2006. See Part I, Item 1 — “Executive Officers of the Registrant” for information regarding the executive and certain other officers of the Company or its principal operating subsidiaries.

We have adopted the Emulex Corporation Business Ethics and Confidentiality Policy (the Code of Ethics), a code of ethics that applies to all of our directors and officers, including our Chief Executive Officer, President, Chief Financial Officer, Corporate Controller, and other finance organization employees. This Code of Ethics is publicly available on our website at www.emulex.com. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our Chief Executive Officer, President, Chief Financial Officer or Corporate Controller, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

Item 11.	Executive Compensation.

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2006 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 2, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2006 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 2, 2006.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of July 2, 2006.

			Number of securities
			remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	related in column (a))
	(a)	(b)	(c)

Equity compensations plans approved by security holders(1)	13,301,468	$23.23	2,695,767	(4)
Employee stock purchase plan approved by security holders(2)	—	—	1,021,332
Equity compensations plans not approved by security holders(3)	1,311,414	$10.19	641,112

Total	14,612,882	$22.06	4,358,211

(1)	Consists of the Emulex Corporation Employee Stock Option Plan, the Emulex Corporation 2005 Equity Incentive Plan, the Emulex Corporation 2004 Employee Stock Incentive Plan, and the Emulex Corporation 1997 Stock Option Plan for Non-Employee Directors.

(2)	The Emulex Employee Stock Purchase Plan enables employees to purchase our common stock at a 15% discount to the lower of market value at the beginning or end of each 6 month offering period. As such, the number of shares that may be issued during a given 6 month period and the purchase price of such shares cannot be determined in advance. See Note 11 to our Consolidated Financial Statements.

(3)	Consists of the Aarohi Communications Inc. (Aarohi) 2001 Stock Option Plan, the Vixel Corporation (Vixel) 2000 Non-Officer Equity Incentive Plan, the Vixel Corporation 1999 Equity Incentive Plan, the Vixel Corporation Amended and Restated 1995 Stock Option Plan, and the Giganet, Inc. (Giganet) 1995 Stock Option Plan. Options issued under these plans were converted into options to purchase Emulex Corporation common stock as a result of the acquisitions of Aarohi, Vixel, and Giganet.

(4)	Includes net restricted stock granted of 305,000 shares that are not deemed issued for accounting purposes until vested.

Item 13.	Certain Relationships and Related Transactions.

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2006 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 2, 2006.

Item 14.	Principal Accountant Fees and Services.

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2006 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 2, 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial Statements and Schedules

1.  Consolidated Financial Statements

The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this report.

2.  Financial Statement Schedule

The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule is filed as part of this report.

3.  Exhibits

See Item 15(b) below.

(b)	Exhibits

See Exhibit Index attached to this report and incorporated herein by this reference.

EMULEX CORPORATION AND SUBSIDIARIES

ANNUAL REPORT — FORM 10-K
Items 8, 15(a)(1) and 15(a)(2)
Index to Consolidated Financial Statements and Schedule
July 2, 2006, July 3, 2005, and June 27, 2004
(With Report of Independent Registered Public Accounting Firm Thereon)

All other schedules are omitted because the required information is not applicable or the information is presented in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Emulex Corporation:

We have audited the accompanying consolidated balance sheets of Emulex Corporation and subsidiaries as of July 2, 2006 and July 3, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended July 2, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts and reserves. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emulex Corporation and subsidiaries as of July 2, 2006 and July 3, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended July 2, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Emulex Corporation’s internal control over financial reporting as of July 2, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 14, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Costa Mesa, California
September 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Emulex Corporation:

We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9(A), that Emulex Corporation maintained effective internal control over financial reporting as of July 2, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Emulex Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Emulex Corporation maintained effective internal control over financial reporting as of July 2, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Emulex Corporation maintained, in all material respects, effective internal control over financial reporting as of July 2, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Emulex Corporation acquired Aarohi Communications, Inc. (Aarohi) on May 1, 2006, and management excluded from its assessment of the effectiveness of Emulex Corporation’s internal control over financial reporting as of July 2, 2006, Aarohi’s internal control over financial reporting associated with total assets of $20,333,000 and total revenues of $29,000 included in the consolidated financial statements of Emulex Corporation and its subsidiaries as of and for the year ended July 2, 2006. Our audit of internal control over financial reporting of Emulex Corporation also excluded an evaluation of the internal control over financial reporting of Aarohi.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Emulex Corporation and subsidiaries as of July 2, 2006 and July 3, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended July 2, 2006, and our report dated September 14, 2006, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Costa Mesa, California
September 14, 2006

EMULEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
July 2, 2006 and July 3, 2005

	2006	2005
	(In thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$224,292	$120,317
Investments	367,054	346,675
Accounts and other receivables, net of allowance for doubtful accounts of $1,908 and $1,919 in 2006 and 2005, respectively	61,362	47,730
Inventories, net	22,414	36,266
Prepaid expenses	4,618	4,508
Deferred income taxes	27,814	28,961

Total current assets	707,554	584,457
Property and equipment, net	66,951	65,976
Investments	7,103	54,936
Intangible assets, net	77,765	95,806
Deferred income taxes	352	—
Other assets	432	606

Total Assets	$860,157	$801,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,847	$29,778
Accrued liabilities	21,910	21,505
Income taxes payable	27,630	25,361
Convertible subordinated notes	235,177	—

Total current liabilities	302,564	76,644
Convertible subordinated notes	—	233,382
Other liabilities	680	283
Deferred income taxes	—	13,881

Total liabilities	303,244	324,190

Commitments and contingencies (Notes 10 and 12)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	—	—
Common stock, $0.10 par value; 240,000,000 shares authorized; 84,455,809 and 83,201,002 issued and outstanding in 2006 and 2005, respectively	8,446	8,320
Additional paid-in capital	979,893	944,545
Accumulated deficit	(431,416)	(471,867)
Accumulated other comprehensive loss	(10)	—
Deferred compensation	—	(3,407)

Total stockholders’ equity	556,913	477,591

Total Liabilities and Stockholders’ Equity	$860,157	$801,781

See accompanying Notes to Consolidated Financial Statements.

EMULEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended July 2, 2006, July 3, 2005, and June 27, 2004

	2006	2005	2004
	(In thousands, except per share data)

Net revenues	$402,813	$375,653	$364,422
Cost of sales	163,993	154,530	143,299

Gross profit	238,820	221,123	221,123

Operating expenses:
Engineering and development	89,669	79,971	73,211
Selling and marketing	36,169	32,441	28,035
General and administrative	23,680	11,636	18,815
Amortization of other intangible assets	10,944	11,314	7,597
Impairment of goodwill	—	1,096	583,499
In-process research and development	17,272	—	11,400

Total operating expenses	177,734	136,458	722,557

Operating income (loss)	61,086	84,665	(501,434)

Nonoperating income, net:
Interest income	21,150	13,106	9,149
Interest expense	(2,494)	(4,202)	(4,754)
Gain on repurchase of convertible subordinated notes	—	20,514	2,670
Other income (expense), net	173	(2,273)	109

Total nonoperating income, net	18,829	27,145	7,174

Income (loss) before income taxes	79,915	111,810	(494,260)
Income tax provision	39,464	40,221	38,062

Net income (loss)	$40,451	$71,589	$(532,322)

Net income (loss) per share:
Basic	$0.48	$0.86	$(6.47)

Diluted	$0.46	$0.80	$(6.47)

Number of shares used in per share computations:
Basic	83,920	82,819	82,293

Diluted	91,259	92,970	82,293

See accompanying Notes to Consolidated Financial Statements.

EMULEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
Years ended July 2, 2006, July 3, 2005, and June 27, 2004

						Accum-
						ulated Other	Total
			Additional	Deferred	Accum-	Compre-	Stock-
	Common Stock		Paid-In	Com-	ulated	hensive	holders’
	Shares	Amount	Capital	pensation	Deficit	Loss	Equity
	(In thousands, except share data)

Balance at June 29, 2003	82,465,813	$8,247	$907,976	$(3,159)	$(11,134)	$—	$901,930
Net loss	—	—	—	—	(532,322)	—	(532,322)
Options issued and deferred compensation related to purchase of Vixel Corporation	—	—	47,538	(13,926)	—	—	33,612
Amortization of deferred compensation	—	—	—	6,822	—	—	6,822
Reversal of deferred compensation due to employee terminations	—	—	(2,509)	2,509	—	—	—
Exercise of stock options	1,284,754	128	11,096	—	—	—	11,224
Tax benefit from exercise of stock options	—	—	9,529	—	—	—	9,529
Repurchase of common stock	(1,500,000)	(150)	(40,350)	—	—	—	(40,500)
Issuance of common stock under employee stock purchase plan	163,278	16	2,843	—	—	—	2,859

Balance at June 27, 2004	82,413,845	8,241	936,123	(7,754)	(543,456)	—	393,154
Net income	—	—	—	—	71,589	—	71,589
Amortization of deferred compensation	—	—	—	3,984	—	—	3,984
Reversal of deferred compensation due to employee terminations	—	—	(363)	363	—	—	—
Exercise of stock options	530,565	53	4,391	—	—	—	4,444
Tax benefit from exercise of stock options	—	—	1,882	—	—	—	1,882
Issuance of common stock under employee stock purchase plan	256,592	26	2,512	—	—	—	2,538

Balance at July 3, 2005	83,201,002	8,320	944,545	(3,407)	(471,867)	—	477,591
Net income	—	—	—	—	40,451	—	40,451
Foreign currency translation adjustment	—	—	—	—	—	(10)	(10)

Comprehensive income	—	—	—	—	—	—	40,441
Reclassification of deferred compensation upon adoption of SFAS No. 123R	—	—	(3,407)	3,407	—	—	—
Share-based compensation expense	—	—	21,453	—	—	—	21,453
Options issued to purchase Aarohi Communications, Inc., net of securities registration costs	—	—	910	—	—	—	910
Exercise of stock options	1,046,804	105	9,886	—	—	—	9,991
Tax benefit from exercise of stock options	—	—	3,347	—	—	—	3,347
Issuance of common stock under employee stock purchase plan	208,003	21	3,159	—	—	—	3,180

Balance at July 2, 2006	84,455,809	$8,446	$979,893	$—	$(431,416)	$(10)	$556,913

See accompanying Notes to Consolidated Financial Statements.

EMULEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
July 2, 2006, July 3, 2005, and June 27, 2004

	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$40,451	$71,589	$(532,322)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	16,346	14,932	12,442
Amortization of discount on convertible subordinated notes	1,795	2,827	2,024
Gain on repurchase of convertible subordinated notes	—	(20,514)	(2,670)
Litigation settlements, net of insurance recoveries	—	(4,649)	698
Share-based compensation expense	21,318	3,984	6,822
Amortization of other intangible assets	25,691	26,162	19,093
Impairment of goodwill	—	1,096	583,499
Impairment of strategic investment and related note receivable	—	2,265	—
In-process research and development expense	17,272	—	11,400
Loss on disposal of property and equipment	50	86	83
Deferred income taxes	(125)	10,168	15,820
Tax benefit from exercise of stock options	—	2,581	9,529
Excess tax benefits from share-based compensation	(3,961)	—	—
Allowance for doubtful accounts	—	—	141
Changes in assets and liabilities:
Accounts and other receivables	(13,346)	13,225	(8,809)
Inventories	13,987	(4,431)	(19,436)
Prepaid expenses and other assets	360	(695)	4,791
Accounts payable and accrued liabilities	(15,357)	7,888	3,021
Reimbursement for (payment of) litigation settlements	—	9,052	(31,506)
Income taxes payable	6,230	15,451	3,976

Net cash provided by operating activities	110,711	151,017	78,596

Cash flows from investing activities:
Net proceeds from sale of property and equipment	98	42	53
Additions to property and equipment	(16,644)	(16,466)	(48,418)
Net decrease in restricted cash related to construction escrow account	—	23	9,319
Payments for purchase of Vixel Corporation, net of cash acquired	—	—	(294,729)
Payments for purchase of the technology assets of Trebia Networks, Inc.	—	—	(2,094)
Payments for purchase of Aarohi Communications, Inc., net of cash acquired	(34,816)	—	—
Purchases of investments	(2,384,576)	(725,929)	(402,118)
Maturities of investments	2,412,073	786,057	422,704

Net cash provided by (used in) investing activities	(23,865)	43,727	(315,283)

Cash flows from financing activities:
Repayment of short term indebtedness, notes payable and capital leases	—	—	(175,300)
Proceeds from short term indebtedness	—	—	174,000
Proceeds from issuance of common stock under stock plans	13,171	6,982	14,083
Repurchase of common stock	—	—	(40,500)
Net proceeds from issuance of 0.25% convertible subordinated notes	—	—	505,179
Repurchase of convertible subordinated notes	—	(273,546)	(185,609)
Excess tax benefits from share-based compensation expense	3,961	—	—

Net cash provided by (used in) financing activities	17,132	(266,564)	291,853

Effect of exchange rates on cash and cash equivalents	(3)	—	—

Net increase (decrease) in cash and cash equivalents	103,975	(71,820)	55,166
Cash and cash equivalents at beginning of year	120,317	192,137	136,971

Cash and cash equivalents at end of year	$224,292	$120,317	$192,137

See accompanying Notes to Consolidated Financial Statements.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Summary of Significant Accounting Policies

Description of Business

Emulex Corporation (Emulex or the Company), a Delaware corporation, designs and develops a broad range of advanced storage networking infrastructure solutions spanning host bus adapters (HBAs), embedded storage switches, input/output controllers (IOCs), and intelligent network processors. HBAs are the data communication products that enable servers to connect to storage networks by offloading communication-processing tasks as information is delivered and sent to the storage network. Embedded storage switches and IOCs are deployed inside storage arrays, tape libraries, and other storage appliances, delivering improved performance, reliability, and storage connectivity. Intelligent network processors are deployed within fabric-based switches, storage application services modules, storage area network (SAN) appliances, storage bridges, and storage arrays, providing a high-performance processing platform for specialized storage applications and other high speed computer network applications.

Principles of Consolidation

The consolidated financial statements include the accounts of Emulex Corporation, and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. On May 1, 2006, the Company acquired Aarohi Communications, Inc. (see Note 2).

Basis of Presentation

The Company’s fiscal year ends on the Sunday nearest June 30. Fiscal year 2006 was comprised of 52 weeks and ended on July 2, 2006. Fiscal years 2005 and 2004 were comprised of 53 and 52 weeks, and ended on July 3, 2005, and June 27, 2004, respectively.

Certain reclassifications have been made to prior year amounts to conform to current year’s presentation.

Use of Estimates

The preparation of the consolidated financial statements, notes, and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and assumptions relating to the reported amount of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Estimates are used for, but not limited to, the useful life and carrying amount of property and equipment and intangibles; deferred taxes and any associated valuation allowances; allowances for doubtful accounts and product returns; inventory valuation; investment impairment charges; stock-based compensation; warranty and other accrued liabilities; cost of an acquired entity and allocation of purchase price. Actual results could differ materially from management’s estimates.

Foreign Currency Translation

The functional currency of the Company’s India subsidiary is the local country’s currency. Assets and liabilities of the India operations are translated into U.S. dollars at the exchange rate at the balance sheet date, whereas revenues and expenses are translated into U.S. dollars at the average exchange rate for the reporting period. Translation adjustments are included in accumulated other comprehensive loss and realized transaction gains and losses are recorded in the results of operations.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Equivalents

The Company classifies highly liquid debt instruments, excluding corporate bonds and commercial paper with original maturities of 3 months or less, and deposits in money market funds, as cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values.

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

From time to time, the Company makes equity investments in non-publicly traded companies, where the Company is unable to exercise significant influence over the investee. These investments are accounted for under the cost method. Under the cost method, investments are carried at cost and are adjusted for other-than-temporary declines in fair value, distributions of earnings, or additional investments. The Company monitors its investments for impairment on a quarterly basis and makes appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Impairment charges are included in other income (expense), net on the Consolidated Statements of Operations. Factors used in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition; going concern considerations such as the rate at which the investee utilizes cash, and the investee’s ability to obtain additional financing. As of July 2, 2006, and July 3, 2005, the carrying values of the Company’s equity investments in non-publicly traded companies were zero. During 2005, the Company made a $1.5 million investment in a non-publicly traded company and issued this same company a note in the amount of $0.8 million. Both the investment and the note were subsequently impaired in 2005.

Additionally, in accordance with Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 95, “Statement of Cash Flows,” not all investments that qualify as cash equivalents are required to be treated as cash equivalents. Pursuant to the Company’s investment policy, the Company classifies all corporate bonds and commercial paper with original maturities of 3 months or less as short-term investments.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on accounts receivable are included in net cash provided by operating activities in the accompanying consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make requested payments based upon historical write-offs as a percentage of net revenues and management’s review of outstanding accounts receivable. Amounts due from customers are charged against the allowance for doubtful accounts when management believes the collectibility of the amount is unlikely. Although the Company has not experienced significant losses on accounts receivable historically, its accounts receivable are concentrated with a small number of customers. Consequently, any write off associated with one of these customers could have a significant impact on the Company’s allowance for doubtful accounts. The Company does not have off balance sheet credit exposure related to its customers.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out basis. The Company uses a standard cost system for purposes of determining cost. The standards are adjusted periodically to approximate actual cost. The Company regularly compares forecasted demand and the composition of the forecast for its products against inventory on hand and open purchase commitments to ensure the carrying value of inventories does not exceed net realizable value. Accordingly, the Company may have to record reductions to the carrying value of excess and obsolete inventories if forecasted demand decreases.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over estimated useful lives of 4 to 39 years for buildings, building improvements and land improvements, 2 to 7 years for production and test equipment, and 2 to 10 years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the shorter of remaining lease term or estimated useful life of the asset.

Long-Lived Assets

The Company applies SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” under which the recoverability of long-lived assets, including property and equipment, is assessed by determining whether the carrying value of an asset can be recovered through projected undiscounted future operating cash flows over its remaining life whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying value. The amount of impairment, if any, is measured based on fair value, which is determined using projected discounted future operating cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.

Intangible Assets, Net

Intangibles resulting from the acquisition of Aarohi Communications, Inc. (Aarohi), Vixel Corporation (Vixel) and Giganet, Inc. (Giganet) and the purchase of the technology assets of Trebia Networks, Inc. (Trebia), are carried at cost less accumulated amortization. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets, ranging from 3 months to 7 years. The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective July 1, 2002, and no longer amortizes goodwill and other intangibles that have indeterminate useful lives. In accordance with SFAS No. 142, goodwill and other intangibles that have indeterminate lives will be tested for impairment based on discounted cash flows and market capitalization at least annually, but also on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred (substantially all goodwill was impaired in fiscal 2004). Furthermore, periodically the Company assesses whether its long-lived assets including intangibles, should be tested for recoverability whenever events or circumstances indicate that their carrying value may not be recoverable.

Revenue Recognition

The Company generally recognizes revenue at the time of shipment when title and risk of loss have passed, evidence of an arrangement has been obtained, pricing is fixed or determinable at the date of sale, and collectibility is reasonably assured. The Company makes certain sales through 2 tier distribution channels and has various distribution agreements with selected distributors and Master Value Added Resellers (collectively, the Distributors). These distribution agreements may be terminated upon written notice by either party. Additionally, these Distributors are generally given privileges to return a portion of inventory and to participate in price protection and cooperative marketing programs. Therefore, the Company recognizes revenue on its standard products sold to its Distributors based on data received from the Distributors and management’s

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimates to approximate the point that these products have been resold by the Distributors. Original Equipment Manufacturer (OEM) specific models sold to the Company’s Distributors are governed under the related OEM agreements rather than under these distribution agreements, the Company recognizes revenue at the time of shipment to the Distributors when title and risk of loss have passed, evidence of an arrangement has been obtained, the fee is fixed or determinable, and collectibility is reasonably assured. Additionally, the Company maintains accruals and allowances for price protection and cooperative marketing programs. Moreover, we account for these incentive programs in accordance with Emerging Issues Task Force (EITF) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” Accordingly, the Company classifies the costs of these programs based on the identifiable benefit received as either a reduction of revenue, a cost of sale, or an operating expense.

Furthermore, the Company provides a warranty of between 1 to 5 years on its products. The Company records a provision for estimated warranty related costs at the time of sale based on historical product return rates and management’s estimates of expected future costs of fulfilling warranty obligations. The Company evaluates its ongoing warranty obligation on a quarterly basis.

Research and Development

Research and development costs, including costs related to the development of new products and process technology, are expensed as incurred.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses amounted to approximately $5.5 million, $5.7 million, and $4.8 million for fiscal years 2006, 2005, and 2004, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company regularly reviews historical and anticipated future pre-tax results of operations to determine whether the Company will be able to realize the benefit of its deferred tax assets. A valuation allowance is required to reduce the potential deferred tax asset when it is more likely than not that all or some portion of the potential deferred tax asset will not be realized due to the lack of sufficient taxable income. The Company establishes reserves for tax contingencies that reflect its best estimate of deductions and credits that may not be sustained.

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

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Cash Flow Information

Non-cash investing and financing activities:

	2006	2005	2004
	(In thousands)

Capital expenditures included in the accounts payable balance on the Company’s Consolidated Balance Sheet	$2,217	—	—

Cash paid during the year for:

	2006	2005	2004
	(In thousands)

Interest	$597	$1,282	$2,888
Income taxes	33,985	12,527	9,387

Comprehensive Income (Loss)

Comprehensive income (loss) represents the net change in stockholders’ equity during a period from sources other than transactions with stockholders and, as such, includes net income and other specified components. For the Company, the only component of Comprehensive income (loss), other than net income (loss), is the change in the cumulative foreign currency translation adjustments recognized in stockholders’ equity.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires that the compensation cost related to share-based payment transactions, measured based on the fair value of the equity or liability instruments issued, be recognized in the financial statements. The adoption of SFAS No. 123R is required in fiscal years beginning after June 15, 2005.

Effective July 4, 2005, the Company adopted SFAS No. 123R, and related guidance, using the modified prospective transition method which provides for only the current and future period stock-based awards to be measured and recognized at fair value. Previously, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. As a result of the adoption of SFAS No. 123R, such tax benefits are reported as a financing cash inflow rather than as an operating cash inflow.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model (Black-Scholes model) based on the market price of the underlying common stock as of the date of grant, the expected term, stock price volatility, and expected risk-free interest rates. Expected volatilities are based on methodologies utilizing equal weighting involving both historical periods equal to the expected term and implied volatilities based on traded options to buy the Company’s shares.

The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely-tradable, fully-transferable options without vesting restrictions, which significantly differ from the Company’s stock option plans. These models require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the grant date as well as the market price of the underlying common stock as of the date of grant and expected risk-free interest rates.

In fiscal years 2005 and 2004, the Company accounted for its stock-based awards to employees using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. Stock-based awards to non-employees, if any, were recorded using the fair value method.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

Management believes the fair values of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, investments, accounts payable, and accrued liabilities approximate carrying value. As of July 2, 2006, the Company had $236.0 million face value 0.25% convertible subordinated notes issued and outstanding. The fair value, based on quoted market prices, of the Company’s 0.25% and convertible subordinated notes at July 2, 2006, was $228.9 million. The fair value of these notes may increase or decrease due to various factors, including fluctuations in the market price of the Company’s common stock, fluctuations in market interest rates and fluctuations in general economic conditions.

Business and Credit Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term investments, and accounts receivable. Cash, cash equivalents, and investments, both short-term and long-term, are primarily maintained at 5 major financial institutions in the United States. Deposits held with banks may exceed the amount of insurance provided on such deposits, if any. The Company principally invests in U.S. Government Agency securities and corporate bonds and limits the amount of credit exposure to any one entity.

The Company sells its products to OEMs and distributors in the computer storage and server industry. Consequently, the Company’s net revenues and accounts receivable are concentrated. Direct sales to the Company’s top 5 customers accounted for 69%, 69% and 68% of total net revenues in fiscal years 2006, 2005, and 2004, respectively. The level of sales to any single customer may vary and the loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on the Company. Furthermore, although the Company sells to customers throughout the world, sales in the United States and Europe accounted for approximately 85% of the Company’s net revenues in fiscal year 2006, and the Company expects for the foreseeable future, these sales will account for the substantial majority of the Company’s revenues. Sales to customers are denominated in U.S. dollars. Consequently, the Company believes its foreign currency risk is minimal. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts. Historically, the Company has not experienced significant losses on accounts receivable.

Additionally, the Company currently relies on single and limited supply sources for several key components used in the manufacturing of its products. Also, the Company relies on 4 Electronics Manufacturing Services (EMS) providers for the manufacturing of its products. The inability or unwillingness of any single and limited source suppliers or the inability or unwillingness of any of the Company’s EMS provider sites to fulfill supply and production requirements, respectively, could materially impact future operating results.

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

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Issued Accounting Standards

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Generally, it prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of studying the potential financial impact from the adoption of FIN No. 48.

Note 2	Business Combinations

Acquisition of Aarohi Communications, Inc.

On May 1, 2006, the Company acquired 100% of Aarohi Communications, Inc. (Aarohi), a supplier of intelligent data center networking products with principal product development facilities located in San Jose, California and Bangalore, India. The acquisition of Aarohi further differentiates and expands Emulex’s product portfolio to serve the 10 Gb/s data center networking and intelligent storage platforms market segments, which include storage virtualization. On May 2, 2006, Aarohi Communications, Inc. was renamed Emulex Communications Corporation.

The Company has paid approximately $34.8 million, net of cash received, for Aarohi, as follows (in thousands):

Cash consideration	$34,316
Direct acquisition costs	739
Securities registration costs	23

Total cash paid	35,078
Less cash received	(262)

Cash paid, net of cash received	$34,816

The total purchase price for Aarohi was approximately $43.6 million, including cash paid, contingent consideration, assumed stock options and restricted stock awards, as follows (in thousands):

Cash consideration	$34,316
Direct acquisition costs	739
Securities registration costs	23
Fair value of stock options assumed	1,935
Fair value of restricted stock granted	5,529
Contingent consideration (not yet paid)	1,027

Total purchase price	$43,569

The Company issued approximately 307,500 unvested shares (restricted stock), which will vest over the next 3 years. A portion of the vesting of these unvested shares will be accelerated if certain performance targets are met. Furthermore, if these performance targets are met, the Company will be required to pay approximately $1.0 million in contingent consideration. The stock options assumed and restricted stock awards granted will impact the Company’s results of operations due to increased post combination compensation expenses recognized under SFAS No. 123R. The valuation of the assets and liabilities are based on preliminary

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

information and thus, are subject to change. As a result, the unvested portion of the assumed options and all of the restricted stock is excluded from the preliminary purchase price allocation as follows (in thousands):

Total purchase price	$43,569
Less securities registration costs	(23)
Less post-acquisition compensation expenses:
Unvested portion of stock options assumed	(1,002)
Restricted stock granted	(5,529)

Purchase price to be allocated	$37,015

After excluding the post-acquisition compensation expenses, the fair value of the net assets received by the Company in the Aarohi acquisition exceeded the purchase price to be allocated. Consequently, contingent consideration of approximately $1.0 million was recognized and is included in accrued liabilities as of July 2, 2006.

The Company accounted for the acquisition of Aarohi under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations,” and recorded approximately $17.3 million for purchased in-process research and development expense (IPR&D) during fiscal 2006. The value assigned to this project was determined by identifying it had economic value but that it had not yet reached technological feasibility and had no alternative future use. As of the date of acquisition, the related product had not yet reached economic feasibility; however the features and functionality of the product had been defined.

The project was in development at the time of acquisition, but had not completed the full design and testing phases. Approximately 20% of the total expected time to be spent on the project was complete at the date of the acquisition with the remaining activities of the physical layout design, testing phases, and validation and readiness stages still to occur. The Company expects this project to be in production in late fiscal 2007. As of July 2, 2006, the project was approximately 30% complete and approximately $7.1 million of remaining costs are to be incurred.

The value of the project was determined using the Multi-Period Excess Earnings Approach. In applying the Multi-Period Excess Earnings Approach, the value of the acquired technologies was estimated by discounting to present value the free cash flows generated by the products to which the technologies are associated over the remaining life of the technology. To distinguish between the cash flows attributable to the underlying technology and cash flows attributable to other assets available for generating product revenues, adjustments were made to provide for a fair return to fixed assets, working capital, and other assets that contribute to value.

The discount rate used in the valuation reflects the relative risk of the product line, with a discount rate of 20% used for the project. This discount rate was based on the amount and risk of effort remaining to complete the project.

The Company has allocated the purchase price to the assets acquired and liabilities assumed at estimated fair values, and considering a number of factors. This allocation is subject to revision as the valuation of property and equipment, identifiable intangible assets, and deferred taxes are based on preliminary information and the

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

final pre-acquisition tax returns are not yet complete. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition, including purchased IPR&D (in thousands):

Current assets	$1,324
Property and equipment	827
Net deferred tax asset (long-term)	12,456
Other assets	77
Current liabilities	(3,205)

Net tangible assets	11,479

Identifiable intangible assets:
In-process research and development	17,272
Core/Developed technology	5,115
Customer relationships	2,512
Covenants not-to-compete	637

$37,015

Intangible assets with identifiable lives are being amortized on a straight-line basis from the acquisition date over their estimated useful lives as follows:

Core/Developed technology	5 years
Customer relationships	7 years
Covenants not-to-compete	2 years
Weighted-average amortization period	5 years

The acquisition has been included in the July 2, 2006 consolidated balance sheet of the Company and the operating results of Aarohi have been included in the consolidated statements of operations of the Company since the date that the Company gained effective control of Aarohi on May 1, 2006. This was not a material acquisition to the Company.

Acquisition of Vixel Corporation

On November 17, 2003, the Company completed its acquisition of Vixel Corporation. The Company paid approximately $298.4 million in cash plus approximately $6.7 million in acquisition related expenses and assumed stock options with a fair value of approximately $47.5 million for a total acquisition value of approximately $352.7 million. The following table presents the allocation of the purchase price for purposes of presenting non-cash investing and financing activities resulting from the acquisition (in thousands):

Tangible assets, net of cash received of $10,440	$20,848
Liabilities	(12,736)

Net tangible assets acquired	8,112
Identifiable intangible assets	124,000
Deferred taxes	9,986
Goodwill	186,243
Deferred compensation	13,926

Net assets acquired	342,267
Stock options assumed for acquired business	(47,538)

Cash paid	$294,729

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3	Cash, Cash Equivalents, and Investments

The Company’s portfolio of cash, cash equivalents, and investments consists of the following:

	2006	2005
	(In thousands)

Cash	$71,182	$13,477
Money market funds	153,110	106,840
Certificates of deposit	5,670	7,050
Commercial paper	151,204	39,908
Municipal bonds	—	8,099
U.S. Government Agency securities	181,948	271,106
Corporate bonds	35,335	74,832
Other	—	616

Total cash, cash equivalents, and investments	$598,449	$521,928

As of July 2, 2006, and July 3, 2005, the net unrealized holding gains and losses on investments were immaterial. The Company has the positive intent and ability to hold these securities to maturity. Investments at July 2, 2006 and July 3, 2005, were classified as shown below:

	2006	2005
	(In thousands)

Cash and cash equivalents	$224,292	$120,317
Short-term investments (maturities less than 1 year)	367,054	346,675
Long-term investments (maturities of 1 to 5 years)	7,103	54,936

Total	$598,449	$521,928

Note 4	Inventories, net

Inventories, net, are summarized as follows:

	2006	2005
	(In thousands)

Raw materials	$5,038	$20,269
Finished goods	17,376	15,997

Total inventories, net	$22,414	$36,266

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5  Property and Equipment

Components of property and equipment, net, are as follows:

	2006	2005
	(In thousands)

Production and test equipment	$61,311	$50,390
Furniture and fixtures	28,608	25,687
Buildings and improvements	31,376	30,694
Land	12,532	12,532

	133,827	119,303
Less accumulated depreciation and amortization	(66,876)	(53,327)

Total property and equipment, net	$66,951	$65,976

Note 6  Intangibles, net

Intangibles, net, are as follows:

	2006	2005
	(In thousands)

Intangible assets subject to amortization:
Core technology and patents	$99,070	$98,742
Accumulated amortization, core technology and patents	(53,440)	(39,216)
Developed technology	14,405	9,341
Accumulated amortization, developed technology	(6,223)	(3,818)
Customer relationships	40,264	37,962
Accumulated amortization, customer relationships	(19,828)	(12,415)
Tradename	4,941	4,969
Accumulated amortization, tradename	(1,856)	(1,161)
Covenants not-to-compete	3,064	3,081
Accumulated amortization, covenants not-to-compete	(2,632)	(1,679)

Intangible assets subject to amortization, net	$77,765	$95,806

Aggregated amortization expense for these intangible assets for fiscal years 2006, 2005, and 2004, was approximately $25.7 million, $26.2 million, and $19.1 million, respectively, of which approximately $14.7 million, $14.8 million, and $11.5 million of amortization expense related to core technology and developed technology, respectively, has been included in cost of sales within the Consolidated Statements of Operations. Approximately $14.8 million and $11.5 million of amortization expense resulting from the acquisition of technology intangible assets for fiscal years 2005 and 2004, respectively, have been reclassified from Amortization of goodwill and other intangible assets to Cost of sales to conform to the current year presentation.

For the next 5 full fiscal years aggregated amortization expense is expected to be (in thousands):

2007	$26,462
2008	$22,493
2009	$13,206
2010	$9,853
2011	$5,094

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There was no goodwill as of July 2, 2006 and July 3, 2005. The Company recognized a goodwill impairment charge of approximately $583.5 million in fiscal 2004. This represented a full impairment of the Company’s goodwill associated with the acquisitions of Vixel and Giganet in November 2003 and March 2001, respectively. The Company’s annual impairment test occurred in the fourth quarter of fiscal 2004, and the initial test indicated that no impairment existed. However, tepid demand experienced in the fourth quarter of fiscal 2004 from 2 of the Company’s customers resulted in lower than expected revenue, earnings, and cash flows in the fourth quarter of fiscal 2004. Further, this issue was expected to continue into the first quarter of fiscal 2005 and thus, would result in lower sequential revenue, earnings, and cash flows in the first quarter of fiscal 2005. These events and circumstances resulted in a subsequent drop in the Company’s stock price, which indicated a potential impairment may have occurred. As a result, the Company conducted a SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” analysis, as well as a SFAS No. 142, “Goodwill and Other Intangible Assets,” analysis, including a second step goodwill impairment test. The results of the SFAS No. 144 analysis indicated that the Company’s long-lived assets were not impaired. However, the SFAS No. 142 analysis indicated that goodwill was impaired. This determination was made at the reporting unit level and consisted of 2 steps. First, the fair value of Emulex’s only reporting unit was determined, based on a fair value approach, and compared to its carrying amount. Next, as the carrying amount exceeded the fair value, the second step of SFAS No. 142 was performed. The implied fair value of goodwill was determined by allocating the fair value in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” As a result of this SFAS No. 142 analysis, on September 9, 2004, the Company concluded that an approximate $583.5 million charge for goodwill impairment should be recorded as of June 27, 2004.

In connection with the preparation of Vixel Corporation’s tax return during 2005, the Company revised estimates and discovered errors related to the deferred tax assets of Vixel Corporation (acquired in November 2003). These events resulted in a revision to Vixel’s purchase price allocation to decrease net deferred tax assets and increase goodwill, which was already impaired. This resulted in a goodwill impairment charge of approximately $1.8 million for fiscal 2005. Additionally, during the preparation of the fiscal 2005 tax provision, the Company discovered errors related to the deferred tax liabilities of Giganet, Inc. (acquired in 2001). This resulted in an approximate $0.7 million reduction of the previously recorded goodwill charge of approximately $1.8 million related to Vixel, resulting in a net goodwill impairment charge of approximately $1.1 million for fiscal 2005. Had these items been recorded in fiscal 2004, the Company’s net loss would have been $1.1 million higher, or $533.4 million, instead of $532.3 million. The Company does not believe that this net impairment of goodwill charge of approximately $1.1 million was material to fiscal years 2005 or 2004 operations or financial results. Excluding this adjustment, net income for fiscal 2005 would have been approximately $72.7 million.

Note 7  Accrued Liabilities

Components of accrued liabilities are as follows:

	2006	2005
	(In thousands)

Payroll and related costs	$8,546	$8,204
Warranty reserves	2,949	4,085
Deferred revenue, sales returns and allowances	4,478	3,442
Accrued advertising and promotions	1,463	1,674
Accrued property, sales, franchise and related taxes	1,336	1,280
Other	3,138	2,820

Total accrued liabilities	$21,910	$21,505

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company provides a warranty of between 1 to 5 years on its Fibre Channel, Internet Protocol and other networking products. The Company records a provision for estimated warranty related costs at the time of sale based on historical product return rates and the Company’s estimates of expected future costs of fulfilling its warranty obligations.

Changes to the warranty reserve in 2006 and 2005 were:

	2006	2005
	(In thousands)

Balance at beginning of period	$4,085	$4,046
Additions to costs and expenses	2,874	3,043
Amounts charged against reserve	(4,010)	(3,004)

Balance at end of period	$2,949	$4,085

Note 8  Convertible Subordinated Notes

On January 29, 2002, the Company completed a $345.0 million private placement of 1.75% convertible subordinated notes due February 1, 2007. Interest was payable in cash on February 1 and August 1 of each year beginning August 1, 2002. These notes were convertible by the holder at any time into shares of the Company’s common stock at the conversion price of $53.84 per share, subject to the potential adjustments described in the terms of the notes issued. The Company incurred associated issuance costs of approximately $11.0 million.

During the 3 months ended September 29, 2002, the Company’s Board of Directors expanded the Company’s stock repurchase program to include repurchase of the Company’s 1.75% convertible subordinated notes as well as shares of the Company’s common stock. In August 2002, the Company bought back at a discount to face value approximately $136.5 million in face value of its convertible subordinated notes for approximately $104.2 million. The resulting net pre-tax gain of approximately $28.7 million was recorded in fiscal 2003.

During the 3 months ended September 28, 2003, the Company’s Board of Directors expanded the Company’s stock repurchase program to include the repurchase of all of the Company’s 1.75% convertible subordinated notes and extended the entire program to June 2005. During fiscal 2004, the Company bought back a total of approximately $191.6 million face value of its 1.75% convertible subordinated notes for approximately $185.6 million. The resulting net pre-tax gain of approximately $2.7 million was recorded in fiscal 2004.

During fiscal 2005, the Company bought back the remaining approximately $17.0 million face value of its 1.75% convertible subordinated notes at a premium to face value, spending approximately $17.1 million. The resulting net pre-tax loss of approximately $0.3 million from the repurchase of these 1.75% convertible notes was recorded in fiscal 2005. The repurchased notes were cancelled leaving no 1.75% convertible notes outstanding at July 3, 2005.

In fiscal 2004, the Company completed a $517.5 million private placement of 0.25% contingently convertible subordinated notes due 2023. Interest is payable in cash on June 15th and December 15th of each year beginning June 15, 2004. Under the terms of the offering, the notes will be convertible into shares of Emulex common stock at a price of $43.20 per share at the option of the holder upon the occurrence of any of the following:

•	prior to December 15, 2021, on any date during any fiscal quarter (and only during such fiscal quarter) after the fiscal quarter ending December 31, 2003, if the closing sale price of the Company’s common

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock was more than 120% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last day of the previous fiscal quarter;

•	on or after December 15, 2021, at all times on or after any date on which the closing sale price of the Company’s common stock is more than 120% of the then current conversion price of the notes;

•	if the Company elects to redeem the notes on or after December 20, 2008;

•	upon the occurrence of specified corporate transactions or significant distributions to holders of the Company’s common stock; or

•	subject to specified exceptions, for the 10 business day period after any 5 consecutive trading day period in which the average trading prices for the notes for such 5 trading day period was less than 98% of the average conversion value of the notes during that period.

The notes will mature in 20 years and will not be callable for the first 5 years. Holders of the notes may require the Company to purchase the notes for cash by giving written notice within the 20 business days prior to each of December 15, 2006, December 15, 2008, December 15, 2013, or December 15, 2018 or upon a change in control. The Company incurred total associated bankers’ fees of approximately $11.6 million, which were recorded as a reduction to the proceeds from the issuance of the notes and are being accreted over the effective life of the notes, as well as approximately $0.7 million of other associated debt issuance costs, which have been included in other assets and are also being amortized over the effective life of the notes. The effective life of the Company’s 0.25% contingent convertible subordinated notes due 2023 is 3 years, which is the period from the note issuance date up to the first date that the holders can require the Company to repurchase the notes.

As previously authorized by the Board of Directors, during fiscal 2005, the Company repurchased approximately $281.5 million of its 0.25% convertible subordinated notes at a discount to face value, spending approximately $256.5 million. The resulting net pre-tax gain of approximately $20.8 million from the repurchase of these 0.25% convertible subordinated notes was recorded in fiscal 2005. The repurchased notes were cancelled, leaving 0.25% convertible subordinated notes outstanding with a face value of approximately $236.0 million that, if converted, would result in the issuance of approximately 5.5 million shares. As of July 2, 2006, none of the Company’s 0.25% contingent convertible notes were authorized for repurchase at a discount to par value.

Note 9  Employee Retirement Savings Plans

The Company has a pretax savings and profit sharing plan under Section 401(k) of the Internal Revenue Code (IRC) (the Plan) for substantially all domestic employees. Under the Plan, eligible employees are able to contribute up to 15% of their compensation not to exceed the maximum IRC deferral amount. In addition, Company discretionary contributions match up to 4% of a participant’s compensation. The Company’s contributions under this plan were approximately $1.9 million, $1.9 million, and $1.6 million in fiscal years 2006, 2005, and 2004, respectively.

The Company’s eligible employees in the United Kingdom are offered a similar plan, which allows the employees to contribute up to 15% of their compensation. In addition, Company discretionary contributions match up to 4% of a participant’s compensation. The Company’s contributions under this plan were approximately $44 thousand, $33 thousand, and $34 thousand in fiscal years 2006, 2005, and 2004, respectively.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10  Commitments and Contingencies

Leases

The Company leases certain facilities and equipment under long-term noncancelable operating lease agreements, which expire at various dates through 2011. Rent expense for the Company under operating leases, including month-to-month rentals, totaled approximately $2.9 million, $2.2 million and $3.4 million in fiscal years 2006, 2005, and 2004, respectively.

Future minimum noncancelable lease commitments are as follows (in thousands):

Operating
Leases

Fiscal year:
2007	$2,452
2008	2,222
2009	2,233
2010	2,297
2011 and thereafter	3,207

Total minimum lease payments	$12,411

Litigation

On November 15, 2001, prior to the Company’s acquisition of Vixel Corporation, a securities class action was filed in the United States District Court in the Southern District of New York as Case No. 01 CIV. 10053 (SAS), Master File No. 21 MC92 (SAS) against Vixel and 2 of its officers and directors and certain underwriters who participated in the Vixel initial public offering in late 1999. The amended complaint alleges violations under Section 10(b) of the Exchange Act and Section 11 of the Securities Act and seeks unspecified damages on behalf of persons who purchased Vixel stock during the period October 1, 1999 through December 6, 2000. In October 2002, the parties agreed to toll the statute of limitations with respect to Vixel’s officers and directors until September 30, 2003, and on the basis of this agreement, Vixel’s officers and directors were dismissed from the lawsuit without prejudice. During June 2003, Vixel and the other issuer defendants in the action reached a tentative settlement with the plaintiffs that would, among other things, result in the dismissal with prejudice of all claims against the defendants and their officers and directors. In connection with the possible settlement, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements so that they would not expire prior to any settlement being finalized. Although Vixel approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the court. On August 31, 2005, a Preliminary Order In Connection With Settlement Proceedings was issued by the court which among other items, set a date for a Settlement Fairness Hearing held on April 24, 2006, and the form of notice to the Settlement Classes of the Issuers’ Settlement Stipulation. In December 2005, the settlement notices authorized by the court were sent to former Vixel stockholders and the web site www.iposecuritieslitigation.com was created for claimants, as well as a March 24, 2006 objection deadline.

At the Settlement Fairness Hearing held on April 24, 2006, the court raised the following primary issues: (1) the (possible) change in value of the settlement since preliminary approval, and whether the benefits of the settlement should be evaluated at the time of approval or at the time of negotiation; (2) how the class certification argument before the Second Circuit Court of Appeals could or would affect the fairness of the settlement; (3) how to evaluate the intangible benefits of the settlement to the class members; and (4) how to value the $1 billion guarantee (for the consolidated litigation involving Vixel and 297 other Issuers) by Insurers in the Stipulation and Agreement of Settlement Exhibit C in light of the Underwriters’ potential future

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

settlements. The Court did not rule on April 24, 2006 on the motion for final approval or objections. On June 6, 2006, the Second Circuit Court of Appeals held oral arguments on the appeal by the Underwriters of Judge Scheindlin’s class certification decision. On about July 17, 2006, Emulex assigned to the class action plaintiffs any IPO claims Emulex (Vixel) has against RBC Dain Rauscher in the IPO litigation, as required by the settlement agreement. The Company believes the final resolution of this litigation will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

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

Other Commitments and Contingencies

The Company has entered into various agreements for purchases of inventory. As of July 2, 2006, the Company’s purchase obligation associated with inventory was approximately $17.8 million.

In addition, the Company provides limited indemnification in selected circumstances within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringing upon certain intellectual property, and in some limited cases against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of July 2, 2006, there are no known unresolved claims for indemnification related liability to the Company.

Note 11  Shareholders’ Equity

Stock Repurchase Program

The Company’s Board of Directors authorized the repurchase of up to approximately 4,000,000 common shares. The repurchase plan authorized the Company to make repurchases in the open market or through privately negotiated transactions with the timing and terms of any purchase to be determined by management based on market conditions. In fiscal 2002, the Company repurchased approximately 1,000,000 common shares. In fiscal 2004, the Company repurchased approximately 1,500,000 million common shares. The Company’s common share repurchase program expired in June 2005. Therefore, as of July 2, 2006, no common shares remain authorized for repurchase.

Shareholder Rights Plan

The Company has a Shareholder Rights Plan that provides for Preferred Stock Purchase Rights (Rights) that attach to and transfer with each share of common stock. When the Rights become exercisable, each Right entitles the holder to purchase from the Company 1 unit consisting of 1/100 of a share of Series A Junior Participating Preferred Stock for $300 per unit, subject to adjustment. The Rights become exercisable if (i) a person or group (Acquiring Person) has acquired, or obtained the right to acquire, 20% or more of the outstanding shares of common stock, (ii) a person becomes the beneficial owner of 30% or more of the outstanding shares of common stock, (iii) an Acquiring Person engages in 1 or more “self-dealing” transactions with the Company or (iv) an event occurs which results in an Acquiring Person’s ownership interest being increased by more than 1%. Upon exercise and payment of the purchase price for the Rights, the Rights holder (other than an Acquiring Person) will have the right to receive Company common stock (or, in certain circumstances, cash, property or other securities of the Company) equal to 2 times the purchase price. The Company is entitled to redeem the Rights at any time prior to the expiration of the Rights in January 2009, or 10 days following the time that a person has acquired beneficial ownership of 20% or more

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the shares of common stock then outstanding. The Company is entitled to redeem the Rights in whole, but not in part, at a price of $0.01 per Right, subject to adjustment.

Stock-Based Compensation

As of July 2, 2006 the Company had 5 stock-based payment plans for employees and directors, which are described below. Amounts recognized in the financial statements with respect to these plans are as follows:

2006
(In thousands)

Total cost of stock-based payment plans during the period	$21,453
Amounts capitalized in inventory during the period	(648)
Amounts recognized in income for amounts previously capitalized in inventory	513

Amounts charged against income, before income tax benefit	21,318

Amount of related income tax benefit recognized in income	$4,131

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the Purchase Plan or ESPP) was adopted by the Board of Directors and approved by the stockholders in 2000 and became effective on January 1, 2001. Under the Purchase Plan, employees of the Company who elect to participate have the right to purchase common stock at a 15% discount from the lower of the market value of the common stock at the beginning or the end of each 6 month offering period. The Purchase Plan permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from their salary an amount up to 10% of their compensation (which amount may be increased from time to time by the Company but may not exceed 15% of compensation). No employee may purchase more than $25,000 worth of common stock (calculated at the time the purchase right is granted) or 1,000 shares in any calendar year. The Compensation Committee of the Board of Directors administers the Purchase Plan. The Company has reserved a total of 1,950,000 shares of common stock for issuance under the Purchase Plan. As of July 2, 2006 there are 1,021,332 shares available for future award grants.

Employee Stock Option and Equity Incentive Plans

On December 1, 2005, the Company’s shareholders ratified and approved the Emulex Corporation 2005 Equity Incentive Plan (the Equity Incentive Plan). The Company’s Equity Incentive Plan permits the grant of stock options, restricted stock awards consisting of shares of common stock that are subject to a substantial risk of forfeiture (vesting restrictions) for some period of time, unrestricted stock awards that are free of any vesting restrictions, performance awards entitling the recipient to acquire shares of common stock or to vest in shares of common stock upon the attainment of specified performance goals (Performance Awards) and stock appreciation rights to its domestic and international employees. The aggregate number of shares which may be used under the Equity Incentive Plan consists of 2,937,475 shares of common stock, plus the number of shares underlying options that were outstanding on the effective date of the Equity Incentive Plan (October 24, 2005) that expire, are forfeited, cancelled or terminate for any reason under the Employee Stock Option Plan and the Employee Stock Incentive 2004 Plan (the Existing Plans) without having been exercised in full. The Equity Incentive Plan is administered by the Board of Directors, or at the discretion of the Board, by a Committee consisting of 2 or more independent Directors of the Company. Stock option awards are granted with an exercise price not less than fair market value of the Company’s stock at the date of grant; these awards generally vest based on 3 years of continuous service and have a 6 year contractual term. Certain stock option awards provide for accelerated vesting if there is a change in control (as defined in the Equity Incentive Plan)

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or achieving certain performance targets. As of July 2, 2006 there were 2,494,297 shares available for future award grants under the Equity Incentive Plan.

Restricted and unrestricted stock awards may be awarded (or sold at a purchase price determined by the Board or the Committee) upon terms established by them in its sole discretion. The vesting provisions of a restricted stock award will be determined by the Board or the Committee for each grant. Unrestricted stock awards will be free of any vesting provisions.

Performance Awards will be subject to the attainment of performance goals established by the Board or Committee, the periods during which performance is to be measured, and all other limitations and conditions applicable to the awarded shares. Performance goals shall be based on a pre-established objective formula or standard that specifies the manner of determining the number of Performance Awards that will be granted or will vest if the performance goal is attained. Performance goals will be determined by the Board or the Committee prior to the time 25% of the service period has elapsed and may be based on 1 or more business criteria that apply to an individual, a business unit or the Company.

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

The Company’s Employee Stock Option Plan (the Plan), which is shareholder approved, permitted the grant of stock options and nonvested shares to its domestic and international employees for up to approximately 33.7 million shares of common stock. Stock option awards were granted under the plan with an exercise price not less than the fair market value of the Company’s stock at the date of grant; these stock option awards generally vest based on either 3 or 4 years of continuous service and have either a 6 or 10 year contractual term. Certain stock option awards provide for accelerated vesting if there is a change in control (as defined in the Plan) or achieving certain performance targets. With the approval and adoption of the Equity Incentive Plan on December 1, 2005, the Plan became closed for future grants of options.

The Company’s 2004 Employee Stock Incentive Plan (the 2004 Plan), which is shareholder approved, permitted the grant of stock options and restricted (nonvested) or unrestricted shares to its employees for up to 2,000,000 shares of common stock. The purchase price for the shares subject to any option granted under the 2004 Plan was not permitted to be less than 100% of the fair market value of the shares of common stock of the Company on the date the option was granted. These stock option awards generally vest based on either 3 or 4 years of continuous service and have either a 6 or 10 year contractual term. With the approval and adoption of the Equity Incentive Plan on December 1, 2005, the 2004 Plan became closed for future award grants.

Options granted under the Plan and options granted under the 2004 Plan prior to August 2005 have a 10 year contractual term and become exercisable on a cumulative basis as to 25% of the total number of shares covered by the option 1 year from the date the option is granted with an additional 6.25% after the end of each consecutive calendar quarter thereafter, except when otherwise provided by the Board of Directors or the Compensation Committee. Beginning with awards granted in August 2005, each option granted generally has a 6 year contractual term and becomes exercisable on a cumulative basis as to 30% of the total number of shares covered by the option 1 year from the date the option is granted with an additional 7.5% after the end of each of the next 4 consecutive calendar quarters and an additional 10% after the end of each of the next 4 consecutive quarters thereafter, except when otherwise provided by the Board of Directors or the Compensation Committee.

The Company’s 1997 Stock Option Plan for Non-Employee Directors (the Director Plan), as amended and is shareholder approved, allows for a maximum of 1,730,000 shares of common stock to be issued. The

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Director Plan currently provides that an option to purchase 60,000 shares of common stock of the Company will be granted to each non-employee director of the Company upon the first date that such director becomes eligible to participate. These options shall be exercisable as to 33.3% of the shares on each anniversary of the grant if the director is still a director of the Company. In addition, on each yearly anniversary of the date of the initial grant, each eligible director shall automatically be granted an additional option to purchase 20,000 shares of common stock. These options shall be exercisable as to 50% of the shares on the 6 month anniversary, 25% on the 9 month anniversary and 25% on the year anniversary of the grant date. Options granted under the Director Plan are non-qualified stock options. The exercise price per option granted will not be less than the fair market value at the date of grant. No option granted under the Director Plan shall be exercisable after the expiration of the earlier of (i) 10 years following the date the option is granted or (ii) 1 year following the date the optionee ceases to be a director of the Company for any reason. As of July 2, 2006, there are 195,000 options available for future award grants.

As of July 2, 2006, the number of shares authorized under the Plan, the 2004 Plan, the Directors Plan and the Purchase Plan are sufficient to cover future stock option exercises and the Company issues new shares to satisfy such future exercises.

A summary of option activity under the plans for fiscal year 2006 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term (Years)	Value
				(In millions)

Options outstanding at July 3, 2005	14,110,464	$22.15
Granted	2,465,580	18.85
Exercised	(1,046,804)	9.54
Canceled	(563,018)	35.95
Forfeited	(353,340)	17.83

Options outstanding at July 2, 2006	14,612,882	$22.06	5.75	$27.3

Options exercisable at July 2, 2006	10,042,298	$23.92	5.29	$20.2

The approximately 2,500,000 options granted in fiscal 2006 included 142,358 options that were issued in exchange for the outstanding Aarohi Communications, Inc. (Aarohi) options.

As of July 2, 2006 there was approximately $22.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.2 years. The weighted average fair value of option awards granted during fiscal 2006 was approximately $18.85.

The total intrinsic value of stock options exercised was approximately $10.4 million during fiscal 2006.

Cash received from share option exercises under share-based payment plans for fiscal 2006 was approximately $13.2 million. The actual tax benefit realized for the tax deductions from option exercise of stock-based payment plans totaled approximately $4.0 million for fiscal 2006.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For fiscal 2006, the assumptions utilized to complete the fair value of stock option grants under the Equity Incentive Plan, the Plan, the 2004 Plan and the Director Plan (collectively All Other Plans), and the Purchase Plan were:

	All Other Plans	Purchase Plan

Expected volatility	35.2%-56.6%	37%
Weighted average expected volatility	47%	37%
Expected dividends	0.0%	0.0%
Expected term (in years)	2.4-4.4	0.5
Weighted average expected term (in years)	3.25	0.5
Risk-free rate	5.18%-5.23%	4.82%

The modified prospective transition method of SFAS No. 123R requires the presentation of pro forma information, for periods presented prior to the adoption of SFAS No. 123R, regarding net income (loss) and net income (loss) per share as if the Company had accounted for its stock plans under the fair value method of SFAS No. 123. For fiscal years 2005 and 2004, the assumptions utilized to complete the fair value of stock option grants were:

	2005	2004

Risk-free interest rate	2.0%-4.0%	1.0%-3.3%
Stock volatility	35.1%-84.0%	40.6%-117.7%
Dividend yield	0.0%	0.0%
Average expected lives (years)	0.5-2.9	0.5-3.4
Weighted-average fair value per option granted	$3.49-$6.08	$4.92-$18.04

The following table illustrates the effect on net income and net income per share if the Company had accounted for its stock plans under the fair value method of accounting under SFAS No. 123:

	2005	2004
	(In thousands, except
	per share data)

Net income (loss) as reported	$71,589	$(532,322)
Add: Total employee stock-based compensation expense included in net income (loss) as reported, net of related tax effects	2,742	5,095
Deduct: Total employee stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(22,877)	(35,872)

Pro forma net income (loss)	$51,454	$(563,099)

Pro forma net income (loss) per share
Basic — as reported	$0.86	$(6.47)

Basic — pro forma	$0.62	$(6.84)

Diluted — as reported	$0.80	$(6.47)

Diluted — pro forma	$0.58	$(6.84)

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12  Income Taxes

The components of income tax expense are as follows:

	2006	2005	2004
	(In thousands)

Federal:
Current	$35,173	$25,723	$18,101
Deferred	1,496	12,413	17,019
State:
Current	4,304	3,162	4,076
Deferred	(1,621)	(1,149)	(1,199)
Foreign:
Current	112	72	65

Total income tax expense	$39,464	$40,221	$38,062

The income tax expense in fiscal years 2006, 2005, and 2004 excludes excess tax benefits recorded directly to additional paid-in-capital in the amounts of approximately $3.3 million, $1.9 million, and $9.5 million, respectively, related to exercises of stock options under the Company’s stock option plans.

Income (loss) before income taxes consists of the following:

	2006	2005	2004
	(In thousands)

Domestic	$79,542	$111,570	$(494,481)
Foreign	373	240	221

Total	$79,915	$111,810	$(494,260)

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	2006	2005
	(In thousands)

Deferred tax assets:
Capitalization of inventory costs	$159	$516
Reserves not currently deductible	13,002	9,150
Share-based compensation	5,866	1,680
Net operating loss carryforwards	28,092	25,725
General business and state credit carryforwards	11,697	11,523
Capitalized research and development expenditures	1,943	764
Alternative minimum tax credit carryforwards	—	4,031
Other	1,274	1,213

Total gross deferred tax assets	62,033	54,602

Less valuation allowance	(931)	(931)

Deferred tax assets, net of valuation allowance	61,102	53,671

Deferred tax liabilities:
Various state taxes	4,107	2,987
Intangible assets — customer relationships	7,821	9,350
Intangible assets — core technology and patents	20,104	23,360
Property and equipment	904	2,663
Intangible assets — other	—	231

Total gross deferred tax liabilities	32,936	38,591

Net deferred tax asset	$28,166	$15,080

As the purchase price allocation associated with the acquisition of Aarohi is preliminary, and the final pre-acquisition tax returns are not yet complete, the associated deferred tax assets and deferred tax liabilities are also subject to change.

Based on the Company’s historical and anticipated future pre-tax results of operations, management believes it is more likely than not that the Company will realize the benefit of the approximately $28.2 million net deferred tax asset existing as of July 2, 2006. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement earnings from operations to fully realize recorded tax benefits.

The Company has approximately $2.5 million of capital loss carryforwards available as of July 2, 2006. If unused, approximately $0.2 million and $2.3 million of the carryforward would expire in fiscal years 2007 and 2010, respectively. Management believes it is more likely than not that the Company will not be able to generate sufficient capital gain income to realize these benefits prior to the expiration of these capital loss carryforwards. Therefore, a valuation allowance of approximately $0.9 million was recorded in fiscal 2005. The Company generated capital loss carryforwards of approximately $2.3 million and $0.2 million during fiscal years 2005 and 2002, respectively.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The actual income tax expense (benefit) on pretax income (loss) before income taxes differs from expected federal income tax expense (benefit) for the following reasons:

	2006	2005	2004
	(In thousands)

Expected income tax expense (benefit) at 35%	$27,970	$39,133	$(172,991)
State income tax expense, net of federal tax benefit	2,318	1,240	3,234
Impairment of goodwill	—	383	204,225
In-process research and development expenditures	6,045	—	3,990
Change in valuation allowance allocated to income tax expense	—	931	—
Extraterritorial income exclusion	(90)	(142)	(855)
Research and other credits	(357)	(1,706)	(782)
SFAS No. 123R share-based compensation	3,220	—	—
Other, net	358	382	1,241

Total income tax expense	$39,464	$40,221	$38,062

As of July 2, 2006, the Company had federal and state net operating loss carryforwards of approximately $76.9 million and $25.5 million, respectively, which are available to offset future federal and state taxable income. If unused, the federal net operating loss carryforwards will expire during the fiscal years 2011 through 2025, and the state net operating loss carryforwards will begin to expire in fiscal 2010. Included in these amounts are a Vixel Corporation federal net operating loss carryforward of approximately $40.5 million, a Giganet, Inc. federal net operating loss carryforward of approximately $0.4 million, and an Aarohi Communications, Inc. net operating loss carryforward of approximately $36.0 million. The annual utilization of these net operating loss carryforwards is limited due to restrictions imposed under federal law due to a change in ownership.

As of July 2, 2006, the Company had federal and state research and experimentation credit carryforwards of approximately $3.4 million and $8.2 million, respectively, which are available to reduce federal and state income taxes. If unused, the federal carryforwards expire during the fiscal years 2013 through 2024, and certain state carryforwards will begin to expire in fiscal 2017. For federal tax purposes, the Company has approximately $0.1 million of foreign tax credit carryforwards available through fiscal 2010.

The Company is currently undergoing an audit of its Federal income tax return for the year ended June 27, 2004 and other state income tax audits. Management does not expect a material impact on the Company’s consolidated financial statements as a result of these audits. The Internal Revenue Service has completed its audit of the Company’s Federal Income tax return for the taxable year ended July 1, 2001. During the prior fiscal year, the net operating loss carryforward was reduced by approximately $0.6 million. No additional adjustments were required during the current fiscal year.

Note 13  Revenue by Product Families, Geographic Area, and Significant Customers

Revenues by Product Families:

The Company designs and markets 2 major distinct product families: high-speed Fibre Channel products and IP networking products, but within one industry segment. The Company’s IP networking products consist of iSCSI and intelligent network products, as well as legacy VI and cLAN products. We did not have any revenues generated by the legacy VI and cLAN traditional networking products in fiscal 2006 as those products have all entered end-of-life status.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006	2005	2004
	(In thousands)

Net revenues:
Fibre Channel	$402,313	$375,569	$363,871
IP networking	489	65	529
Other	11	19	22

Total net revenues	$402,813	$375,653	$364,422

Revenues by Geographic Area:

The Company’s net revenues by geographic area based on bill-to location are:

	2006		2005		2004
	(In thousands)

United States	$219,911	55%	$205,633	55%	$205,390	56%
Pacific Rim Countries	52,811	13%	56,550	15%	36,259	10%
Europe and rest of world	130,091	32%	113,470	30%	122,773	34%

Total net revenues	$402,813	100%	$375,653	100%	$364,422	100%

In fiscal years 2006, 2005 and 2004, net revenues sold to the United Kingdom, based on bill-to location, were approximately 13%, 12%, and 13%, respectively, and no other country in the Pacific Rim, Europe or the rest of the world accounted for more than 10% of net revenues during these periods.

Significant Customers:

The following table represents direct sales to customers accounting for greater than 10% of the Company’s net revenues or customer accounts receivable accounting for greater than 10% of the Company’s accounts receivable. Amounts not presented were less than 10%.

	Net Revenues			Accounts Receivable
	2006	2005	2004	2006	2005

Hewlett-Packard	10%	12%	18%	—	—
IBM	29%	31%	24%	28%	41%
Info X	21%	17%	12%	20%	20%

In addition to direct sales, some of the Company’s larger OEM customers purchased or marketed products indirectly through distributors, resellers, or other third parties. Customers with total direct and indirect revenues, including customer specific models purchased or marketed indirectly through distributors, resellers, and other third parties, of more than 10% were as follows:

	Net Revenues
	2006	2005	2004

EMC	23%	20%	24%
Hewlett-Packard	10%	14%	20%
IBM	29%	31%	24%

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14	Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	2006	2005	2004
	(In thousands, except per share data)

Numerator:
Net income (loss)	$40,451	$71,589	$(532,322)
Adjustment for interest expense on convertible subordinated notes, net of tax	1,477	2,685	—

Numerator for diluted net income (loss) per share	$41,928	$74,274	$(532,322)

Denominator:
Denominator for basic net income (loss) per share — weighted average shares outstanding	83,920	82,819	82,293
Effect of dilutive securities:
Dilutive options outstanding	1,876	1,384	—
Dilutive common shares from assumed conversion of convertible notes convertible subordinated notes	5,463	8,767	—

Denominator for diluted net income (loss) per share — adjusted weighted average shares	91,259	92,970	82,293

Basic net income (loss) per share	$0.48	$0.86	$(6.47)

Diluted net income (loss) per share	$0.46	$0.80	$(6.47)

Antidilutive options excluded from the computations	9,258	8,944	12,373

Antidilutive common shares from assumed conversion of outstanding convertible subordinated notes excluded from the calculation	—	—	12,697

Average market price of common stock	$18.81	$14.79	$23.80

The antidilutive options were excluded from the computation of diluted net income per share as the options’ exercise price was greater than the average market price of the common shares during fiscal years 2006 and 2005. As the Company recorded a net loss for fiscal 2004, all outstanding stock options and potential common shares associated with the Company’s convertible subordinated notes were excluded for fiscal 2004, as the effect would have been antidilutive.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15  Quarterly Financial Data (Unaudited)

Selected quarterly financial data for fiscal years 2006 and 2005 are as follows:

						Diluted
						Net Income
	Net			Net Income		(Loss)
	Revenues	Gross Profit		(Loss)		Per Share
	(In thousands, except per share data)

2006:
Fourth quarter	$98,871	$57,962		$(4,787	)(2)	$(0.06)
Third quarter	89,295	53,372	(3)	11,593		0.13
Second quarter	110,268	64,909	(3)	17,209		0.19
First quarter	104,379	62,577	(3)	16,436		0.19

Total	$402,813	$238,820		$40,451

2005:
Fourth quarter	$108,177	$65,029	(4)	$25,301		$0.28
Third quarter	102,580	61,420	(4)	17,788		0.20
Second quarter	91,671	54,410	(4)	14,201		0.16
First quarter	73,225	40,264	(4)	14,299		0.16	(1)

Total	$375,653	$221,123		$71,589

(1)	Amounts have been restated from previously reported information to comply with the issuance of EITF 04-08.

(2)	Includes In-process research and development charge of approximately $17.3 million. See Note 2 for additional information.

(3)	Approximately $3.6 million, $3.6 million, and $3.7 million of amortization expense resulting from the acquisition of technology intangible assets for the third, second, and first quarters of fiscal 2006, respectively, have been reclassified from Amortization of other intangible assets to Cost of sales.

(4)	Approximately $3.7 million, $3.7 million, $3.7 million, and $3.7 million of amortization expense resulting from the acquisition of technology intangible assets for the fourth, third, second, and first quarters of fiscal 2005, respectively, have been reclassified from Amortization of other intangible assets to Cost of sales.

Note 16  Subsequent Events

On August 29, 2006 the Company announced it would acquire Sierra Logic Inc. (Sierra Logic), a privately held designer of semiconductors for storage networking equipment located in Roseville, California, for up to approximately $180 million in cash, assumed debt, assumed stock options, and employee equity incentive compensation. The acquisition, if completed, solidifies the Company’s embedded multi-protocol strategy in the end-to-end embedded storage components market.

If the closing conditions are fulfilled, including those requiring action by Sierra Logic, then the Company has an obligation to close the transaction and the Company becomes obligated for the approximately $180 million in cash, assumed debt, assumed stock options, and employee equity incentive compensation.

In addition, subsequent to fiscal 2006, the Company invested approximately $5.0 million in an early stage, privately held, company in the storage networking industry.

CONSOLIDATED FINANCIAL STATEMENTS

SCHEDULE OF EMULEX CORPORATION AND SUBSIDIARIES

Schedule II

EMULEX CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years ended July 2, 2006, July 3, 2005, and June 27 2004
(In thousands)

		Additions		Amounts
	Balance at	Charged to		Charged	Balance
	Beginning	Costs and	Additions—	Against	at End
Classification	of Period	Expenses	Other(1)	Reserve	of Period

Year ended July 2, 2006:
Allowance for doubtful accounts	$1,919	$—	$—	$11	$1,908

Sales returns, allowances and reserves	$3,442	$10,523	$—	$10,787	$3,178

Warranty reserve	$4,085	$2,874	$—	$4,010	$2,949

Year ended July 3, 2005:
Allowance for doubtful accounts	$2,081	$—	$—	$162	$1,919

Sales returns, allowances and reserves	$3,206	$16,438	$—	$16,202	$3,442

Warranty reserve	$4,046	$3,043	$—	$3,004	$4,085

Year ended June 27, 2004:
Allowance for doubtful accounts	$1,844	$141	$108	$12	$2,081

Sales returns, allowances and reserves	$1,897	$12,118	$—	$10,809	$3,206

Warranty reserve	$2,349	$2,880	$853	$2,036	$4,046

(1)	Represents the acquisition of Vixel Corporation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMULEX CORPORATION

Date: September 14, 2006	By: /s/ James M. McCluney James M. McCluney Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 14, 2006.

Signature	Title

Principal Executive Officer:

/s/ James M. McCluney (James M. McCluney)	Chief Executive Officer, President and Director

Principal Financial and Accounting Officer:

/s/ Michael J. Rockenbach (Michael J. Rockenbach)	Exec. Vice President, Chief Financial Officer, Secretary and Treasurer

/s/ Paul F. Folino (Paul F. Folino)	Executive Chairman

/s/ Fred B. Cox (Fred B. Cox)	Director and Chairman Emeritus

/s/ Michael P. Downey (Michael P. Downey)	Director

/s/ Bruce C. Edwards (Bruce C. Edwards)	Director

/s/ Robert H. Goon (Robert H. Goon)	Director

/s/ Don M. Lyle (Don M. Lyle)	Director

/s/ Dean A. Yoost (Dean A. Yoost)	Director

EXHIBIT INDEX

Exhibit No.		Description of Exhibit

3.1		Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).
3.2		Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).
3.3		Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 30, 2005).
3.4		Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).
4.1		Rights Agreement, dated January 19, 1989, as amended (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).
4.2		Certificate regarding extension of Final Expiration Date of Rights Agreement dated January 18, 1999 (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-3, filed on May 17, 1999).
4.3		Form of 0.25% Convertible Subordinated Note due December 15, 2023 (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).
4.4		Indenture between the Company, as Issuer, and U.S. Bank National Association, as Trustee, dated December 12, 2003, related to the Company’s 0.25% Convertible Subordinated Notes due December 15, 2023 (incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).
4.5		Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation dated December 12, 2003, related to the Company’s 0.25% Convertible Subordinated Notes due December 15, 2023 (incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).
10	.1*	Giganet, Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed March 2, 2001).
10	.2*	Emulex Corporation Employee Stock Option Plan, as amended (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 21, 2002).
10	.3*	Emulex Corporation 1997 Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 18, 2004).
10	.4*	Emulex Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix D to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 18, 2004).
10	.5*	Emulex Corporation 2004 Employee Stock Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 18, 2004).
10.6		Standard Commercial Lease between the Flatley Company and Giganet, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s 2001 Annual Report on Form 10-K).
10	.7*	Form of Key Employee Retention Agreement between the Company and its executive officers other than Paul F. Folino (incorporated by reference to Exhibit 10.8 to the Company’s quarterly report on Form 10-Q for the quarterly period ended December 26, 2004).
10	.8*	Key Employee Retention Agreement with Paul F. Folino (incorporated by reference to Exhibit 10.7 of the Company’s quarterly report on Form 10-Q for the quarterly period ended December 26, 2004).
10	.9*	Amended Key Employee Retention Agreement with Paul F. Folino, effective September 5, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 6, 2006)

Exhibit No.		Description of Exhibit

10	.10*	Amended Key Employee Retention Agreement with James M. McCluney, effective September 5, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 6, 2006)
10.11		Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current Report on Form 8-K filed May 17, 2005).
10.12		Real Estate Lease dated September 12, 2000, between LM Venture, LLC and Emulex Corporation (incorporated by reference to Exhibit 10.22 to the Company’s 2003 Annual Report on Form 10-K).
10.13		First Amendment to Lease (amendment dated February 8, 2001), between LM Venture LLC and Emulex Corporation (incorporated by reference to Exhibit 10.23 to the Company’s 2003 Annual Report on Form 10-K).
10	.14*	Vixel Corporation Amended and Restated 1995 Stock Option Plan incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Registration Statement on Form S-1 of Vixel Corporation (File No. 333-81347), filed on August 16, 1999).
10	.15*	Vixel Corporation 1999 Equity Incentive Plan (as amended) (incorporated by reference to Exhibit 10.23 of Amendment No. 1 to the Registration Statement on Form S-1 of Vixel Corporation (File No. 333-81347), filed on August 16, 1999).
10	.16*	Vixel Corporation 2000 Non-Officer Equity Incentive Plan (incorporate reference to Exhibit 99.1 of the Registration Statement on Form S-8/S-3 of Vixel Corporation (File No. 333-39000), filed on June 9, 2000).
10.17		First Amendment to Standard Commercial Lease (amendment dated July 1, 2004) between the Flatley Company and Emulex Design & Manufacturing Corporation, successor-in-interest to Giganet, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s 2004 Annual Report on Form 10-K).
10	.18*	Form of Director Stock Option Agreement and related form of Grant Summary for grants made pursuant to the 1997 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 30, 2005).
10	.19*	Form of Incentive Stock Option Agreement for grants made pursuant to the Employee Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 30, 2005).
10	.20*	Form of Non-Qualified Stock Option Agreement for grants made pursuant to the Employee Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 30, 2005).
10	.21*	Form of Incentive Stock Option Agreement for grants made pursuant to the 2004 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed August 30, 2005).
10	.22*	Form of Non-Qualified Stock Option Agreement for grants made pursuant to the 2004 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed August 30, 2005).
10	.23*	Form of Notice of Grant of Stock Options and Stock Option Agreement for grants made pursuant to both the Employee Stock Option Plan and 2004 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed August 30, 2005).
10.24		Office lease Agreement dated August 25, 2005 by and between 24000 Development, LLC and Emulex Design & Manufacturing Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 31, 2005
10	.25*	Description of Compensation Arrangements with Non-Employee Directors.
10	.26*	Description of Compensation Arrangements for Certain Executive Officers.
10	.27*	Executive Bonus Plan of Emulex Corporation (incorporated by reference to Exhibit 10.26 of the Company’s 2005 Annual Report on Form 10-K).
10	.28*	Executive Bonus Plan of Emulex Corporation, as amended and restated effective September 5, 2006 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed September 6, 2006).

Exhibit No.		Description of Exhibit

10	.29*	Aarohi Communications, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed May 8, 2006)
10	.30*	Form of Aarohi Communications, Inc. Stock Option Agreement(incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed May 8, 2006)
10	.31*	Form of Aarohi Communications, Inc. Stock Option Agreement (alternate form) (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed May 8, 2006)
10	.32*	Form of Aahrohi Communications, Inc. Notice of Grant of Stock Option (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed May 8, 2006)
10	.33*	Form of Emulex Corporation Stock Option Assumption Documents for holders of options granted under the Aarohi Communications, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 filed May 8, 2006)
10	.34*	Emulex Corporation 2005 Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on December 1, 2005)
10	.35*	Form of 2005 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006)
10	.36*	Form of Notice of Grant of Restricted Stock Award under 2005 Equity (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006
10.37		Second Amendment to Lease dated May 26, 2006 by and between Brass Creekside, L.P. and Emulex Design & Manufacturing Corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed June 5, 2006)
21		List of the Company’s subsidiaries.
23		Consent of Independent Registered Public Accounting Firm.
31	A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14 (a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31	B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14 (a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensation plan or arrangement.