Form 10-Q
period 2006-10-01
EMULEX CORP /DE/
filed 2006-11-13
CIK 350917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 1, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 29, 2006, the registrant had 86,140,310 shares of common stock outstanding.

EMULEX CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	October 1,	July 2,
	2006	2006
Assets

Current assets:
Cash and cash equivalents	$305,638	$224,292
Investments	330,836	367,054
Accounts and other receivables, net of allowance for doubtful accounts of $1,908 as of October 1, 2006 and July 2, 2006	56,235	61,362
Inventories, net	21,332	22,414
Prepaid expenses and other assets	5,115	4,618
Deferred income taxes	21,826	27,814

Total current assets	740,982	707,554

Property and equipment, net	66,513	66,951
Investments	12,073	7,103
Intangible assets, net	70,506	77,765
Deferred income taxes	8,509	352
Other assets	718	432

Total assets	$899,301	$860,157

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$22,599	$17,847
Accrued liabilities	24,717	21,910
Income taxes payable	33,573	27,630
Convertible subordinated notes	235,626	235,177

Total current liabilities	316,515	302,564

Other liabilities	630	680

Total liabilities	317,145	303,244

Commitments and contingencies (notes 7 and 8)

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	—	—
Common stock, $0.10 par value; 240,000,000 shares authorized; 84,751,763 and 84,455,809 issued and outstanding at October 1, 2006 and July 2, 2006, respectively	8,475	8,446
Additional paid-in capital	990,145	979,893
Accumulated deficit	(416,454)	(431,416)
Accumulated other comprehensive loss	(10)	(10)

Total stockholders’ equity	582,156	556,913

Total liabilities and stockholders’ equity	$899,301	$860,157

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited, in thousands, except per share data)

	Three Months Ended
	October 1,	October 2,
	2006	2005
Net revenues	$102,318	$104,379
Cost of sales	41,119	41,802

Gross profit	61,199	62,577

Operating expenses:
Engineering and development	25,311	21,855
Selling and marketing	10,192	7,957
General and administrative	6,160	5,944
Amortization of other intangible assets	2,853	2,731
In-process research and development	(950)	—

Total operating expenses	43,566	38,487

Operating income	17,633	24,090

Nonoperating income, net:
Interest income	7,438	3,746
Interest expense	(624)	(624)
Other income (expense), net	813	(2)

Total nonoperating income, net	7,627	3,120

Income before income taxes	25,260	27,210

Income tax provision	10,298	10,774

Net income	$14,962	$16,436

Net income per share:
Basic	$0.18	$0.20

Diluted	$0.17	$0.19

Number of shares used in per share computations:
Basic	84,508	83,398

Diluted	91,410	90,825

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended
	October 1,	October 2,
	2006	2005
Cash flows from operating activities:
Net income	$14,962	$16,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,268	4,130
Amortization of discount on convertible subordinated notes	449	449
Share-based compensation expense	6,001	6,187
Amortization of other intangible assets	6,743	6,384
In-process research and development	(950)	—
Loss on disposal of property and equipment	7	15
Deferred income taxes	(676)	8,372
Excess tax benefit from share-based compensation	(30)	(1,354)
Changes in assets and liabilities:
Accounts and other receivables	5,127	(14,220)
Inventories	1,068	13,630
Prepaid expenses and other assets	209	(479)
Accounts payable, accrued liabilities, and other liabilities	5,780	(11,157)
Income taxes payable	5,943	(5,536)

Net cash provided by operating activities	48,901	22,857

Cash flows from investing activities:
Net proceeds from sale of property and equipment	3	—
Additions to property and equipment	(2,155)	(2,587)
Purchases of investments	(347,963)	(529,887)
Maturities of investments	384,186	457,981
Investment in privately held company	(4,975)	—
Direct costs capitalized in prepaid expenses and other assets related to pending Sierra Logic, Inc. acquisition	(990)	—

Net cash provided by (used in) investing activities	28,106	(74,493)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	4,309	5,433
Excess tax benefits from share-based compensation expense	30	1,354

Net cash provided by financing activities	4,339	6,787

Net increase (decrease) in cash and cash equivalents	81,346	(44,849)
Cash and cash equivalents at beginning of period	224,292	120,317

Cash and cash equivalents at end of period	$305,638	$75,468

Supplemental disclosures:
Cash paid during the period for:
Interest	$1	$1
Income taxes	5,085	6,845
Non-cash investing and financing activities:
Purchases of property and equipment not paid during the period included in the accounts payable balance on the Company’s condensed consolidated balance sheet	1,729	—
See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
1.	Basis of Presentation

In the opinion of management of Emulex Corporation (Emulex or the Company), the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the Company’s consolidated financial position as of October 1, 2006 and July 2, 2006, and its condensed consolidated statements of income and cash flows for the three months ended October 1, 2006 and October 2, 2005. Interim results for the three months ended October 1, 2006, are not necessarily indicative of the results that may be expected for the year ending July 1, 2007. The accompanying condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2006. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of studying the potential financial statement impact from the adoption of FIN No. 48.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for companies with fiscal years ending after November 15, 2006. The Company does not believe the adoption of SAB No. 108 will have a significant impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of studying the potential financial statement impact from the adoption of SFAS No. 157.

2.	Business Combination

On May 1, 2006, the Company acquired 100% of Aarohi Communications, Inc. (Aarohi), a supplier of intelligent data center networking products with principal product development facilities located in San Jose, California and Bangalore, India. The Company accounted for the acquisition of Aarohi under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations,” and recorded approximately $17.3 million of purchased in-process research and development expense (IPR&D) during fiscal 2006. The Company has allocated the purchase price to the assets acquired and liabilities assumed at estimated fair values. This allocation is subject to further revision as the valuation of property and equipment, identifiable intangible assets, and deferred taxes are based on preliminary information and the final pre-acquisition tax returns are not yet complete. During the three months ended October 1, 2006, an allocation adjustment was made to deferred taxes, which resulted in a decrease of acquired intangible assets, including IPR&D of approximately $1.0 million.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
3.	Inventories, net

Inventories, net are summarized as follows:

	October 1,	July 2,
	2006	2006
	(in thousands)
Raw materials	$3,284	$5,038
Finished goods	18,048	17,376

	$21,332	$22,414

4.	Intangible assets, net

Intangible assets, net, are as follows:

	October 1,	July 2,
	2006	2006
	(in thousands)
Intangible assets subject to amortization:
Core technology and patents	$98,409	$99,070
Accumulated amortization, core technology and patents	(56,912)	(53,440)
Developed technology	14,108	14,405
Accumulated amortization, developed technology	(7,034)	(6,223)
Customer relationships	40,116	40,264
Accumulated amortization, customer relationships	(21,747)	(19,828)
Tradename	4,939	4,941
Accumulated amortization, tradename	(2,029)	(1,856)
Covenants not-to-compete	3,656	3,064
Accumulated amortization, covenants not-to-compete	(3,000)	(2,632)

	$70,506	$77,765

The intangible assets subject to amortization are being amortized on a straight-line basis over lives ranging from two to seven years. Aggregated amortization expense for these intangible assets for the three months ended October 1, 2006, and October 2, 2005, was approximately $6.7 million and $6.4 million, respectively. Amortization expense related to core/developed technology is included in cost of sales in the accompanying condensed statements of income. The following table presents the estimated future aggregated amortization expense of intangible assets as of October 1, 2006 (in thousands):

2007 (remaining 9 months)	$19,621
2008	$22,371
2009	$13,113
2010	$9,763
2011	$5,018

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
5.	Accrued Liabilities

Components of accrued liabilities are as follows:

	October 1,	July 2,
	2006	2006
	(in thousands)
Payroll and related costs	$10,752	$8,546
Warranty reserves	3,379	2,949
Deferred revenue, sales returns and allowances	4,801	4,478
Accrued advertising and promotions	1,462	1,463
Accrued property, sales, franchise and related taxes	1,557	1,336
Other	2,766	3,138

	$24,717	$21,910

The Company provides a warranty of between one and five years on its products. The Company records a provision for estimated warranty-related costs based on historical product returns and the Company’s expected future cost of fulfilling its warranty obligations.
Changes to the warranty reserve were:

	Three Months Ended
	October 1,	October 2,
	2006	2005
	(in thousands)
Balance at beginning of period	$2,949	$4,085
Additions to costs and expenses	1,260	699
Amounts charged against reserve	(830)	(1,178)

Balance at end of period	$3,379	$3,606

6.	Convertible Subordinated Notes

In fiscal 2004, the Company completed a $517.5 million private placement of 0.25% contingently convertible subordinated notes due 2023. Interest is payable in cash on June 15th and December 15th of each year beginning June 15, 2004. Under the terms of the offering, the notes will be convertible into shares of Emulex common stock at a price of $43.20 per share at the option of the holder upon the occurrence of any of the following:
•	prior to December 15, 2021, on any date during any fiscal quarter (and only during such fiscal quarter) after the fiscal quarter ending December 31, 2003, if the closing sale price of the Company’s common stock was more than 120% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last day of the previous fiscal quarter;

•	on or after December 15, 2021, at all times on or after any date on which the closing sale price of the Company’s common stock is more than 120% of the then current conversion price of the notes;

•	if the Company elects to redeem the notes on or after December 20, 2008;

•	upon the occurrence of specified corporate transactions or significant distributions to holders of the Company’s common stock; or

•	subject to specified exceptions, for the 10 business day period after any five consecutive trading day period in which the average trading prices for the notes for such five trading day period was less than 98% of the average conversion value of the notes during that period.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
The notes will mature in 20 years and will not be callable for the first five years. Holders of the notes may require the Company to purchase the notes for cash by giving written notice within the 20 business days prior to each of December 15, 2006, December 15, 2008, December 15, 2013, or December 15, 2018 or upon a change in control. The Company incurred total associated bankers’ fees of approximately $11.6 million, which were recorded as a reduction to the proceeds from the issuance of the notes and are being accreted over the effective life of the notes, as well as approximately $0.7 million of other associated debt issuance costs, which have been included in other assets and are also being amortized over the effective life of the notes. The effective life of the Company’s 0.25% contingent convertible subordinated notes due 2023 is three years, which is the period from the note issuance date up to the first date that the holders can require the Company to repurchase the notes.

As previously authorized by the Board of Directors, during fiscal 2005, the Company repurchased approximately $281.5 million of its 0.25% convertible subordinated notes at a discount to face value, spending approximately $256.5 million. The resulting net pre-tax gain of approximately $20.8 million from the repurchase of these 0.25% convertible subordinated notes was recorded in fiscal 2005. The repurchased notes were cancelled, leaving 0.25% convertible subordinated notes outstanding with a face value of approximately $236.0 million that, if converted, would result in the issuance of approximately 5.5 million shares. As of October 1, 2006, none of the Company’s 0.25% contingent convertible notes were authorized for repurchase. However, as discussed above, the holders may require repurchase by giving written notice within 20 business days prior to December 15, 2006.

7.	Commitments and Contingencies

Litigation

On November 15, 2001, prior to the Company’s acquisition of Vixel Corporation, a securities class action was filed in the United States District Court in the Southern District of New York as Case No. 01 CIV. 10053 (SAS), Master File No. 21 MC92 (SAS) against Vixel and two of its officers and directors (one of which is James M. McCluney, the Company’s current Chief Executive Officer and President) and certain underwriters who participated in the Vixel initial public offering in late 1999. The amended complaint alleges violations under Section 10(b) of the Exchange Act and Section 11 of the Securities Act and seeks unspecified damages on behalf of persons who purchased Vixel stock during the period October 1, 1999 through December 6, 2000. In October 2002, the parties agreed to toll the statute of limitations with respect to Vixel’s officers and directors until September 30, 2003, and on the basis of this agreement, Vixel’s officers and directors were dismissed from the lawsuit without prejudice. During June 2003, Vixel and the other issuer defendants in the action reached a tentative settlement with the plaintiffs that would, among other things, result in the dismissal with prejudice of all claims against the defendants and their officers and directors. In connection with the possible settlement, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements so that they would not expire prior to any settlement being finalized. Although Vixel approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the court. On August 31, 2005, a Preliminary Order In Connection With Settlement Proceedings was issued by the court which among other items, set a date for a Settlement Fairness Hearing held on April 24, 2006, and the form of notice to the Settlement Classes of the Issuers’ Settlement Stipulation. In December 2005, the settlement notices authorized by the court were sent to former Vixel stockholders and the web site www.iposecuritieslitigation.com was created for claimants, as well as a March 24, 2006 objection deadline.

At the Settlement Fairness Hearing held on April 24, 2006, the court raised the following primary issues: (1) the (possible) change in value of the settlement since preliminary approval, and whether the benefits of the settlement should be evaluated at the time of approval or at the time of negotiation; (2) how the class certification argument before the Second Circuit Court of Appeals could or would affect the fairness of the settlement; (3) how to evaluate the intangible benefits of the settlement to the class members; and (4) how to value the $1 billion guarantee (for the consolidated litigation involving Vixel and 297 other Issuers) by insurers in the stipulation and agreement of settlement in light of the underwriters’ potential future settlements. The Court did not rule on April 24, 2006 on the motion for final approval or objections. On June 6, 2006, the Second Circuit Court of Appeals held oral arguments on the appeal by the Underwriters of Judge Scheindlin’s

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
class certification decision. On or about July 17, 2006, Emulex assigned to the class action plaintiffs any IPO claims Emulex (Vixel) has against RBC Dain Rauscher in the IPO litigation, as required by the settlement agreement. The Company believes the final resolution of this litigation will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

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

Other Commitments and Contingencies

The Company has entered into various agreements for purchases of inventory. As of October 1, 2006, the Company’s purchase obligation associated with inventory was approximately $30.6 million.

In addition, the Company provides limited indemnification in selected circumstances within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringement of certain intellectual property, and in some limited cases against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of October 1, 2006, there are no known unresolved claims for indemnification related liability against the Company.

8.	Stock-Based Compensation

SFAS No. 123R, “Share-Based Payment” (SFAS No. 123R), requires that the compensation cost related to share-based payment transactions, measured based on the fair value of the equity or liability instruments issued, be recognized in the financial statements. We adopted SFAS No. 123R last fiscal year. Determining the fair value of options using the Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the grant date.

At October 1, 2006, the Company had six stock-based payment plans for employees and Directors. Available for future grant awards are 910,420 shares under the Employee Stock Purchase Plan, 2,481,875 shares under the Employee Stock Option and Equity Incentive Plans, 175,000 shares under the 1997 Stock Award Plan for Non-Employee Directors (the Director Plan), and 198,051 under the Aarohi 2001 Stock Option Plan (Aarohi Plan). Amounts recognized in the condensed consolidated financial statements with respect to these plans are as follows:

	Three Months Ended	Three Months Ended
	October 1,	October 2,
	2006	2005
	(in thousands)	(in thousands)
Total cost of stock-based payment plans during the period	$5,987	$4,987
Amounts capitalized in inventory during the period	(121)	(154)
Amounts recognized in income for amounts previously capitalized in inventory	135	—

Amounts charged against income, before income tax benefit	$6,001	$4,833

Amount of related income tax benefit recognized in income	$993	$1,001

The fair value of each stock option award and purchases under the Purchase Plan, the Equity Incentive Plan, the Plan, the 2004 Plan, the Director Plan, and the Aarohi Plan are estimated on the date of grant using the Black-Scholes option-pricing model based on the market price of the underlying common stock as of the date

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
of grant, the expected term, stock price volatility and expected risk-free interest rates. This model requires subjective assumptions, including expected stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the grant date, as well as the market price of the underlying common stock as of the date of grant and expected risk-free interest rates. Expected volatilities are based on methodologies utilizing equal weighting involving both historical periods equal to the expected term and implied volatilities based on traded options to buy the Company’s shares.
For the three months ended October 1, 2006, the assumptions utilized to compute the fair value of stock option grants under the Plan, the 2004 Plan and the Director Plan (All Other Plans), and the Purchase Plan were:

	All Other Plans	Purchase Plan
Expected volatility	35% - 38%	31%
Weighted average expected volatility	36%	31%
Expected dividends	—	—
Expected term (in years)	1.4 – 4.4	0.5
Weighted average expected term (in years)	3.11	0.50
Risk-free rate	4.58% - 4.67%	5.01%
A summary of option activity under the plans for the three months ended October 1, 2006 is as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Options	Exercise Price	Term (years)	(in millions)
Balance, July 2, 2006	14,612,882	$22.06
Granted	223,677	16.21
Exercised	185,042	14.67
Canceled	594,947	51.48
Forfeited	68,365	16.26

Balance, October 1, 2006	13,988,205	$20.85	5.55	$36.5

Exercisable, October 1, 2006	9,910,728	$22.10	5.14	$27.2

As of October 1, 2006, there was approximately $24.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of one year. The weighted average fair value of option awards granted during the three months ended October 1, 2006 was $4.90.

The total intrinsic value of stock options exercised was approximately $0.5 million during the three months ended October 1, 2006.

Cash received from share option exercises under stock-based payments plans for the three months ended October 1, 2006 was approximately $4.3 million. The actual tax benefit realized for the tax deductions from option exercise of stock-based payment plans totaled approximately $0.2 million for the three months ended October 1, 2006.

As of October 1, 2006, the amount of shares authorized under the Plan, the 2004 Plan, the Directors Plan and the Purchase Plan are sufficient to cover future stock option exercises. As of October 1, 2006, there are no stock repurchase programs authorized by the Board of Directors.

9.	Net Income per Share

Basic net income per share for the three months ended October 1, 2006 and October 2, 2005, was computed by dividing net income by the weighted average number of common shares outstanding during the period.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
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

	Three Months Ended
	October 1,	October 2,
	2006	2005
	(in thousands except per share data)
Numerator:
Net income	$14,962	$16,436
Adjustment for interest expense on convertible subordinated notes, net of tax	369	376

Numerator for diluted net income per share	$15,331	$16,812

Denominator:
Denominator for basic net income per share —weighted average shares outstanding	84,508	83,398
Effect of dilutive securities:
Dilutive options outstanding	1,439	1,964
Dilutive common shares from assumed conversion of convertible subordinated notes	5,463	5,463

Denominator for diluted net income per share — adjusted weighted average shares outstanding	91,410	90,825

Basic net income per share	$0.18	$0.20

Diluted net income per share	$0.17	$0.19

Antidilutive options excluded from the computations	10,299	8,486

Average market price of common stock	$16.17	$19.88

The antidilutive options were excluded from the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares during the three months ended October 1, 2006 and October 2, 2005.

10.	Subsequent Event

On October 2, 2006, the Company completed its acquisition of Sierra Logic, Inc. (Sierra Logic), a privately held designer of semiconductors for storage networking equipment located in Roseville, California, for up to approximately $180.0 million in cash, assumed debt, assumed stock options, and employee equity incentive compensation. The acquisition solidifies the Company’s embedded multiprotocol strategy in the end-to-end embedded storage components market.

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
Actual future results could differ materially from those described in the forward-looking statements as a result of a variety of factors, including those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, and, in particular, the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q included elsewhere herein. We expressly disclaim any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances. The Company wishes to caution readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These factors include the ability to realize the anticipated benefits of the acquisitions of Sierra Logic, Inc. (Sierra Logic) and Aarohi Communications, Inc. (Aarohi) on a timely basis or at all, and the Company’s ability to integrate the technology, operations, and personnel of Aarohi and Sierra Logic into its existing operations in a timely and efficient manner. The fact that the economy generally, and the technology and storage segments specifically, have been in a state of uncertainty makes it difficult to determine if past experience is a good guide to the future and makes it impossible to determine if markets will grow or shrink in the short term. In the past, the Company’s results have been significantly impacted by a widespread slowdown in technology investment that pressured the storage networking market that is the mainstay of the Company’s business. A downturn in information technology spending could adversely affect the Company’s revenues and results of operations. As a result of this uncertainty, the Company is unable to predict with any accuracy what future results might be. Other factors affecting these forward-looking statements include, but are not limited to, the following: slower than expected growth of the storage networking market or the failure of the Company’s Original Equipment Manufacturer (OEM) customers to successfully incorporate the Company’s products into their systems; the Company’s dependence on a limited number of customers and the effects of the loss of, or decrease or delays in orders by, any such customers, or the failure of such customers to make payments; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of the Company’s or the Company’s OEM customers’ new or enhanced products; the variability in the level of the Company’s backlog and the variable booking patterns of the Company’s customers; the effects of terrorist activities, natural disasters and resulting political or economic instability; the highly competitive nature of the markets for the Company’s products as well as pricing pressures that may result from such competitive conditions; the Company’s ability and the ability of the Company’s OEM customers to keep pace with the rapid technological changes in the Company’s industry and gain market acceptance for new products and technologies; the effect of rapid migration of customers towards newer, lower cost product platforms; possible transitions from board or box level to application specific computer chip solutions for selected applications; a shift in unit product mix from higher-end to lower-end products; a decrease in the average unit selling prices or an increase in the manufactured cost of the Company’s products; delays in product development; the Company’s reliance on third-party suppliers and subcontractors for components and assembly; any inadequacy of the Company’s intellectual property protection or the potential for third-party claims of infringement; the Company’s ability to attract and retain key technical personnel; plans for research and development in India; the Company’s dependence on foreign sales and foreign produced products; the effect of acquisitions; impairment charges; changes in tax rates or legislation; and changes in accounting standards. These and other factors which could cause actual results to differ materially from those in the forward-looking statements and from historical trends and are in addition to other factors discussed elsewhere in this Quarterly Report on Form 10-Q, in our filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

Executive Overview
Emulex is a leading supplier of a broad range of advanced storage networking infrastructure solutions. Our products and technologies leverage flexible multiprotocol architectures that extends from deep within the storage array to the server edge of storage area networks (SANs). Our storage networking offerings include host bus adapters (HBAs), mezzanine cards for blade servers, embedded storage switches, storage Input/Output controllers (IOCs), multiprotocol storage routers and intelligent data center networking solutions (INP). HBAs and mezzanine cards are the data communication products that enable servers to connect to storage networks by offloading communication-processing tasks as information is delivered and sent to the storage network. Embedded storage switches and IOCs are deployed inside storage arrays, tape libraries and other storage appliances, delivering improved performance, reliability, and storage connectivity. Our multiprotocol routers link iSCSI host servers to fibre channel SANs or interconnect fibre channel SANs over Internet Protocol (IP) networks to extend the value of a fibre channel SAN. Our INP support enhanced performance and functionality for high performance networked virtual storage environments. The world’s largest storage and server OEMs rely on our highly flexible common architecture to establish a robust foundation for cost effectively integrating a wide array of storage protocols, standards, and speeds.
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
We believe that growth and diversification by investing in next generation storage networking infrastructure solutions are required in order to grow revenue, increase earnings, and increase shareholder value. The goal is to deliver products that intelligently connect storage, servers, and networks – thereby enabling access to information that is open, adaptable and secure. Beginning in the second quarter of fiscal 2007, our growth and diversification strategy within our single business segment will be driven through three market focused product lines – Host Server Products, Embedded Storage Products, and Intelligent Networking Products. We believe the product lines will benefit from the overall visibility and access to our total customer and market base, as well as by leveraging core technology platforms developed across the Company to create products that are tailored to meet the specific requirements of their market. We continue to, and currently plan to invest in research and development, sales and marketing, and capital equipment in order to achieve our goal. As of October 1, 2006, we had a total of 625 employees.
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

Results of Operations
The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere herein.

	Percentage of Net Revenues
	Three months ended
	October 1,	October 2,
	2006	2005
Net revenues	100.0%	100.0%
Cost of sales	40.2	40.0

Gross profit	59.8	60.0

Operating expenses:
Engineering and development	24.7	21.0
Selling and marketing	10.0	7.6
General and administrative	6.0	5.7
Amortization of other intangible assets	2.8	2.6
In-process research and development	(0.9)	—

Total operating expenses	42.6	36.9

Operating income	17.2	23.1

Nonoperating income, net:
Interest income	7.3	3.6
Interest expense	(0.6)	(0.6)
Other income (expense), net	0.8	—

Total nonoperating income, net	7.5	3.0

Income before income taxes	24.7	26.1

Income tax provision	10.1	10.4

Net income	14.6%	15.7%

Three months ended October 1, 2006, compared to three months ended October 2, 2005
Net Revenues. Net revenues for the first quarter of fiscal 2007 ended October 1, 2006, decreased by approximately $2.1 million, or 2%, to approximately $102.3 million, compared to approximately $104.4 million for the same quarter of fiscal 2006 ended October 2, 2005.
From a product line perspective, net revenues generated from our Fibre Channel products for the three months ended October 1, 2006 and October 2, 2005 represented substantially all of our net revenues. The following chart details our net revenues by product line for the three months ended October 1, 2006 and October 2, 2005:

	Net Revenues by Product Line
	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	October 1,	of Net	October 2,	of Net	Increase/	Percentage
(in thousands)	2006	Revenues	2005	Revenues	(Decrease)	Change

Fibre Channel	$101,734	99%	$104,349	100%	($2,615)	(3%)
IP networking	584	1%	28	—	556	1,986%
Other	—	—	2	—	(2)	(100%)

Total net revenues	$102,318	100%	$104,379	100%	($2,061)	(2%)

Our Fibre Channel products consist of both our LightPulse and InSpeed products. The decrease in our Fibre Channel product net revenue for the three month period ended October 1, 2006 compared to the three month period ended October 2, 2005 was mainly due to a decrease of approximately 12% in average selling price (ASP) of our LightPulse products and a decrease of approximately 23% in ASP of our InSpeed products, partially offset by an increase in units shipped of approximately 9% and 33%, respectively. Our IP networking products consist of iSCSI and intelligent networking products.
In addition to direct sales, some of our larger OEM customers purchased or marketed products indirectly through distributors, resellers or other third parties. If these indirect purchases are purchases of customer-specific models, we are able to track these sales. However, if these indirect purchases are purchases of our standard models, we are not able to distinguish them by OEM customer. Customers whose direct net revenues, or total direct and indirect net revenues (including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties), exceeded 10% of our net revenues were as follows:

	Net Revenues by Major Customers
	Direct Revenues		Total Direct and Indirect Revenues (2)
	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005

Net revenue percentage (1) :
OEM:
EMC	—	—	22%	26%
Hewlett-Packard	12%	10%	12%	10%
IBM	26%	26%	26%	26%
Other:
Info X	21%	24%	—	—

(1)	Amounts less than 10% are not presented.

(2)	Customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.
Direct sales to our top five customers accounted for approximately 70% of total net revenues for the three months ended October 1, 2006, compared to approximately 67% for the three months ended October 2, 2005, and we expect to be similarly concentrated in the future. Our net revenues from our customers can be significantly impacted by changes to our customers’ business and their business models.
From a sales channel perspective, net revenues generated from OEM customers were approximately 66% of net revenues and sales through distribution were approximately 34% for the three months ended October 1, 2006, compared to approximately 59% and approximately 41% for the three months ended October 2, 2005. The following chart details our net revenues by sales channel for the three months ended October 1, 2006, and October 2, 2005:

	Net Revenues by Sales Channel
	Three Months
	Ended	Percentage	Three Months Ended	Percentage
	October 1,	of Net	October 2,	of Net	Increase/	Percentage
(in thousands)	2006	Revenues	2005	Revenues	(Decrease)	Change

OEM	$67,577	66%	$61,752	59%	$5,825	9%
Distribution	34,610	34%	42,618	41%	(8,008)	(19%)
Other	131	—	9	—	122	1,356%

Total net revenues	$102,318	100%	$104,379	100%	($2,061)	(2%)

We believe that our net revenues are being generated primarily as a result of product certifications and qualifications with our OEM customers, which take products directly and indirectly through distribution and contract manufacturers. We view product certifications and qualifications as an important indicator of future revenue opportunities and growth for the Company. However, product certifications and qualifications do not necessarily ensure continued market acceptance of our products by our OEM customers. It is also very difficult to determine the future impact, if any, of product certifications and qualifications on our revenues.
For the three months ended October 1, 2006, domestic net revenues decreased by approximately $3.6 million to $53.7 million, and international net revenues increased by approximately $1.5 million to $48.6 million, from $57.3 million and $47.1 million, respectively, in the three months ended October 2, 2005. The following chart details our net domestic and international revenues based on billed-to location for the three months ended October 1, 2006 and October 2, 2005:

	Net Domestic and International Revenues
	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	October 1,	of Net	October 2,	of Net	Increase/	Percentage
(in thousands)	2006	Revenues	2005	Revenues	(Decrease)	Change

Domestic	$53,739	53%	$57,327	55%	($3,588)	(6%)
Pacific Rim	13,240	13%	16,092	15%	(2,852)	(18%)
Europe and rest of the world	35,339	34%	30,960	30%	4,379	14%

Total net revenues	$102,318	100%	$104,379	100%	($2,061)	(2%)

We believe the decrease in domestic net revenue and the increase in net international revenue was mainly due to a location mix combined with ASP erosion. However, as we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.
Gross Profit. Cost of sales includes the cost of production of finished products, amortization expense related to core technology and developed technology intangible assets as well as support costs and other expenses related to inventory management, manufacturing quality, and order fulfillment. Approximately $3.9 million and $3.7 million of amortization of technology intangible assets were included in cost of sales for the three months ended October 1, 2006 and October 2, 2005, respectively. Approximately $0.3 million and $0.1 million of share-based compensation expense were included in cost of sales for the three months ended October 1, 2006 and October 2, 2005, respectively. Gross margin remained flat at approximately 60% for both the three months ended October 1, 2006 and October 2, 2005. The Company anticipates gross margin will trend down over time as lower gross margin products such as mezzanine cards for blade servers and embedded storage products become a bigger portion of our business.
Engineering and Development. Engineering and development expenses consisted primarily of salaries and related expenses for personnel engaged in the design, development, and technical support of our products. These expenses included third-party fees paid to consultants, prototype development expenses, and computer service costs related to supporting computer tools used in the engineering and design process. Engineering and development expenses increased approximately $3.5 million, or 16%, to approximately $25.3 million for the three months ended October 1, 2006 compared to approximately $21.9 million for the three months ended October 2, 2005. This represents approximately 25% and 21% of net revenues for the three months ended October 1, 2006 and October 2, 2005, respectively. Approximately $2.7 million and $1.9 million of share-based compensation expense was included in engineering and development costs for the three months ended October 1, 2006 and October 2, 2005, respectively. The remaining net increase was mainly due to an increase in engineering headcount and other engineering expenses of approximately $3.3 million as a result of the acquisition of Aarohi on May 1, 2006, partially offset by timing of maintenance and outside services expense. The Company will continue to invest in engineering and development activities and anticipates expenditures will continue to grow in this area with the recent acquisition of Sierra Logic.

Selling and Marketing. Selling and marketing expenses consisted primarily of salaries, commissions, and related expenses for personnel engaged in the marketing and sales of our products, as well as trade shows, product literature, promotional support costs, and other advertising related costs. Selling and marketing expenses increased approximately $2.2 million, or 28%, to approximately $10.2 million for the three months ended October 1, 2006 compared to approximately $8.0 million for the three months ended October 2, 2005. This represents approximately 10% and 8% of net revenues for the three months ended October 1, 2006 and October 2, 2005, respectively. Approximately $1.4 million and $1.1 million of share-based compensation expense were included in selling and marketing costs for the three months ended October 1, 2006 and October 2, 2005, respectively. The remaining net increase was mainly due to an increase in selling and marketing headcount, part of which was the result of the acquisition of Aarohi on May 1, 2006, and various other selling and marketing expenses. The Company will continue to target advertising, market promotions, and increased brand awareness of our new and existing products in an effort to provide overall revenue growth.
General and Administrative. Ongoing general and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees, and other corporate expenses. General and administrative expenses increased approximately $0.2 million, or 4%, to approximately $6.2 million for the three months ended October 1, 2006 compared to approximately $6.0 million for the three months ended October 2, 2005. This represents approximately 6% of net revenues for both the three months ended October 1, 2006 and October 2, 2005. Approximately $1.7 million and $1.8 million of share-based compensation expense were included in general and administrative costs for the three months ended October 1, 2006 and October 2, 2005, respectively. This decrease in share-based compensation expense was offset by an increase in general and administrative headcount.
Amortization of Other Intangible Assets. Amortization of intangible assets includes the amortization of intangible assets such as patents, customer relationships, trade names, and covenants not-to-compete with estimable lives. For the three months ended October 1, 2006, amortization of other intangible assets related to the May 2006 acquisition of Aarohi and the November 2003 acquisition of Vixel Corporation (Vixel). Amortization of other intangible assets increased approximately $0.1 million, or 4%, to approximately $2.9 million compared to approximately $2.7 million for the three months ended October 2, 2005. This represents approximately 3% of net revenues for both the three months ended October 1, 2006 and October 2, 2005. The net increase was primarily due to the amortization of other intangible assets resulting from the Aarohi acquisition. We anticipate the amortization of intangible assets to increase with the completion of the acquisition of Sierra Logic on October 2, 2006.
In-Process Research and Development. The Company accounted for the acquisition of Aarohi under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations,” and recorded approximately $17.3 million for purchased in-process research and development expense (IPR&D) during fiscal 2006. The reversal of approximately $1.0 million of IPR&D expense in the three months ended October 1, 2006, was related to the refinement of the preliminary purchase price allocation due to a change in analysis related to the fair value of assets acquired in the Aarohi acquisition. We anticipate recording additional in-process research and development expense related to the recently completed acquisition of Sierra Logic and there may be future adjustments to Aarohi’s purchase price allocation as we finalize it.
Nonoperating Income, net. Nonoperating income, net consisted primarily of interest income, interest expense and other non-operating income and expense items. Our nonoperating income, net increased approximately $4.5 million, or 144%, to approximately $7.6 million for the three months ended October 1, 2006 compared to approximately $3.1 million for the three months ended October 2, 2005. The net increase was mainly due to increased interest income as a result of higher interest rates and higher average investment balances. We anticipate nonoperating income, net, to decrease in the future due to the decrease in investments resulting from the completion of the acquisition of Sierra Logic on October 2, 2006 and the potential requirement to repurchase the outstanding convertible subordinated notes.
Income Taxes. Income taxes decreased approximately $0.5 million, or 4%, to approximately $10.3 million for the three months ended October 1, 2006 compared to approximately $10.8 million for the three months ended October 2, 2005. The effective tax rate was approximately 41% and 40% of income before income taxes for the three months ended October 1, 2006 and October 2, 2005, respectively.

Critical Accounting Policies
The preparation of the consolidated financial statements requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets, and liabilities in accordance with accounting principles generally accepted in the United States. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying values of assets and liabilities. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties. Changes to judgments and uncertainties could potentially result in materially different results under different assumptions and conditions. If these estimates differ significantly from actual results, the impact to the consolidated financial statements may be material.
We believe the following are critical accounting policies and require us to make significant judgments and estimates in the preparation of our consolidated financial statements: revenue recognition; warranty; allowance for doubtful accounts; intangible assets and other long-lived assets; inventories; income taxes and stock-based compensation.
Revenue Recognition. We generally recognize revenue at the time of shipment when title and risk of loss have passed, evidence of an arrangement has been obtained, pricing is fixed or determinable, and collectibility has been reasonably assured. We make certain sales through 2 tier distribution channels and have various distribution agreements with selected distributors and Master Value Added Resellers (collectively the Distributors). These distribution agreements may be terminated upon written notice by either party. Additionally, these Distributors are generally given privileges to return a portion of inventory and to participate in price protection and cooperative marketing programs. Therefore, we recognize revenue on our standard products sold to our Distributors based on data received from the Distributors and management’s estimates to approximate the point that these products have been resold by the Distributors. OEM-specific models sold to our Distributors are governed under the related OEM agreements rather than under these distribution agreements. We recognize revenue at the time of shipment to the Distributors when title and risk of loss have passed, evidence of an arrangement has been obtained, pricing is fixed or determinable, and collectibility has been reasonably assured. Additionally, we maintain accruals and allowances for price protection and various other marketing programs. Moreover, we account for these incentive programs in accordance with Emerging Issues Task Force (EITF) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” Accordingly, we classify the costs of these programs based on the benefit received, if applicable, as either a reduction of revenue, a cost of sale, or an operating expense.
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
Intangible assets and Other Long-Lived Assets. Intangible assets resulting from the acquisitions of Aarohi, Vixel and Giganet, Inc. (Giganet) and the purchase of the technology assets of Trebia Networks, Inc. (Trebia) are carried at cost less accumulated amortization. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets, ranging from two to seven years. Furthermore, periodically we assess whether our long-lived assets including intangible assets, should be tested for recoverability whenever events or circumstances indicate that their carrying value may not be recoverable. The amount of impairment, if any, is measured based on fair value, which is determined using projected discounted future operating cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.

Inventories. Inventories are stated at the lower of cost on a first-in, first-out basis or market. We use a standard cost system for purposes of determining cost. The standards are adjusted periodically to represent actual cost. We regularly compare forecasted demand and the composition of the forecast against inventory on hand and open purchase commitments in an effort to ensure the carrying value of inventory does not exceed net realizable value. Accordingly, we may have to record reductions to the carrying value of excess and obsolete inventory if forecasted demand decreases.
Income Taxes. We account for income taxes using the asset and liability method, under which we recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We regularly review historical and anticipated future pre-tax results of operations to determine whether we will be able to realize the benefit of our deferred tax assets. A valuation allowance is required to reduce the potential deferred tax asset when it is more likely than not that all or some portion of the deferred tax asset will not be realized due to the lack of sufficient taxable income. As of October 1, 2006, we have a valuation allowance of approximately $0.7 million established against capital loss carryforwards. The Company establishes reserves for tax contingencies that reflect its best estimate of deductions and credits that may not be sustained.
Stock-Based Compensation. We account for our stock-based awards to employees and non-employees using the fair value method as required by Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment.” We are using the modified prospective transition method that was adopted in the prior year which provides for only the current and future period stock-based awards to be measured and recognized at fair value. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. The measurement of stock-based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk free interest rate, and award forfeiture rate. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. If there is a difference between the forfeiture assumptions used in determining stock-based compensation costs and the actual forfeitures, which become known over time, the Company may change the input factors used in determining stock-based compensation costs. These changes may materially impact the Company’s results of operations in the period such changes are made. Please see notes 1 and 8 in the accompanying notes to condensed consolidated financial statements contained elsewhere herein for additional information and related disclosures.
Liquidity and Capital Resources
At October 1, 2006 we had approximately $424.5 million in working capital and approximately $648.5 million in cash and cash equivalents, current investments and long-term investments. At July 2, 2006, we had approximately $405.0 million in working capital and approximately $598.4 million in cash and cash equivalents, current investments and long-term investments. Recently, we have primarily funded our cash needs from operations. As part of our commitment to the growth and diversification of storage networking infrastructure solutions, we will continue to, and currently plan to invest in research and development, sales and marketing, and capital equipment in order to achieve our goal.
On August 29, 2006, as part of our growth and diversification plan, the Company announced it would acquire Sierra Logic, a privately held designer of semiconductors for storage networking equipment located in Roseville, California, for up to approximately $180 million in cash, assumed debt, assumed stock options, and employee equity incentive compensation. The transaction subsequently closed on October 2, 2006.

We believe that our existing cash and cash equivalent balances, investments, and anticipated cash flows from operating activities will be sufficient to support our working capital needs, capital expenditure requirements, debt obligations, and our growth and diversification strategy for at the least the next 12 months. Specifically, we believe our cash and investment resources will enable us to repay our outstanding convertible notes with a face value of approximately $236.0 million as of October 1, 2006, which we may be required to purchase for cash from the holders as early as December 2006, and to fund our acquisition of Sierra Logic on October 2, 2006. We currently do not have any outstanding lines of credit.
Cash provided by operating activities during the three months ended October 1, 2006 was approximately $48.9 million compared to the three months ended October 2, 2005 of approximately $22.9 million. The net increase in cash provided by operations was primarily a result of the changes in working capital items mentioned below, partially offset by lower net income for the three months ended October 1, 2006. Accounts and other receivables accounted for an approximately $5.1 million increase in cash flows from operations. The lower accounts and other receivables at October 1, 2006 was mainly due to improved collections. Inventories accounted for an approximately $1.1 million increase in cash flows from operations, primarily a result of increased inventory purchases by our EMS providers purchasing raw materials directly, instead of us. Accounts payable, accrued liabilities, and other liabilities accounted for an approximately $5.8 million increase in cash flows from operations. The higher accounts payable and accrued liabilities balance at October 1, 2006 was a result of changes in our inventory model, timing of payments, offset by cash used in the Aarohi acquisition and related operating expenses incurred.
Investing activities yielded approximately $28.1 million of cash during the three months ended October 1, 2006 compared to cash used of approximately $74.5 million for the three months ended October 2, 2005. The current period addition to cash from investing activities was mainly due to timing of maturities of investments, which were not reinvested, due to the planned Sierra Logic acquisition, which was completed on October 2, 2006.
Cash provided by financing activities for the three months ended October 1, 2006 was approximately $4.3 million compared to cash provided of approximately $6.8 million for the three months ended October 2, 2005. The current period addition to cash was mainly due to stock options exercises and purchases under the employee stock purchase plan.
We have disclosed outstanding legal proceedings in note 7 to our Condensed Consolidated Financial Statements. Currently, we believe the final resolution of outstanding litigation will not have a material adverse effect on the Company’s liquidity or capital resources.
The following summarizes our contractual obligations as of October 1, 2006, and the effect such obligations are expected to have on our liquidity in future periods:

	Payments Due by Period
	(in thousands)
		Less than	1–3	4–5	After 5
	Total	1 Year (2)	Years (3)	Years (4)	Years

Convertible subordinated notes and interest (1)	$236,295	$236,295	$—	$—	$—
Leases	13,203	2,335	5,077	4,853	938
Inventory purchase commitments	30,554	30,554	—	—	—
Other commitments	1,957	1,957	—	—	—

Total	$282,009	$271,141	$5,077	$4,853	$938

(1)	The principal payment related to the remaining outstanding 0.25% contingent convertible subordinated notes of approximately $236.3 million is shown as a payment in the period for fiscal year ending July 1, 2007 above as holders of these 20 year notes may require us to purchase the notes for cash by giving us written notice as early as 20 business days prior to each of December 15, 2006, December 15, 2008, December 15, 2013, and December 15, 2018.

(2)	Fiscal year ending July 1, 2007.

(3)	Fiscal years ending June 29, 2008 and June 28, 2009.

(4)	Fiscal years ending June 27, 2010 and June 26, 2011.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
As of October 1, 2006, our investment portfolio consisted primarily of fixed income securities, excluding those classified as cash and cash equivalents, of approximately $342.9 million. We have the positive intent and ability to hold these securities to maturity. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of October 1, 2006, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows. However, if interest rates decreased and securities within our portfolio matured and were re-invested in securities with lower interest rates, interest income would decrease in the future.
As of October 1, 2006, we have approximately $236.0 million face value 0.25% convertible subordinated notes issued and outstanding. The fair value, based on quoted market prices, of our 0.25% convertible subordinated notes at October 1, 2006, was approximately $232.5 million. The fair value of these notes may increase or decrease due to various factors, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions.
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
PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Litigation
On November 15, 2001, prior to the Company’s acquisition of Vixel Corporation, a securities class action was filed in the United States District Court in the Southern District of New York as Case No. 01 CIV. 10053 (SAS), Master File No. 21 MC92 (SAS) against Vixel and two of its officers and directors (one of which is James M. McCluney) and certain underwriters who participated in the Vixel initial public offering in late 1999. The amended complaint alleges violations under Section 10(b) of the Exchange Act and Section 11 of the Securities Act and seeks unspecified damages on behalf of persons who purchased Vixel stock during the period October 1, 1999 through December 6, 2000. In October 2002, the parties agreed to toll the statute of limitations with respect to Vixel’s officers and directors until September 30, 2003, and on the basis of this agreement, Vixel’s officers and directors were dismissed from the lawsuit without prejudice. During June 2003, Vixel and the other issuer defendants in the action reached a tentative settlement with the plaintiffs that would, among other things, result in the dismissal with prejudice of all claims against the defendants and their officers and directors. In connection with the possible settlement, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements so that they would not expire prior to any settlement being finalized. Although Vixel approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the court. On August 31, 2005, a Preliminary Order In Connection With Settlement Proceedings was issued by the court which among other items, set a date for a Settlement Fairness Hearing held on April 24, 2006, and the form of notice to the Settlement Classes of the Issuers’ Settlement Stipulation. In December 2005, the settlement notices authorized by the court were sent to former Vixel stockholders and the web site www.iposecuritieslitigation.com was created for claimants, as well as a March 24, 2006 objection deadline.

At the Settlement Fairness Hearing held on April 24, 2006, the court raised the following primary issues: (1) the (possible) change in value of the settlement since preliminary approval, and whether the benefits of the settlement should be evaluated at the time of approval or at the time of negotiation; (2) how the class certification argument before the Second Circuit Court of Appeals could or would affect the fairness of the settlement; (3) how to evaluate the intangible benefits of the settlement to the class members; and (4) how to value the $1 billion guarantee (for the consolidated litigation involving Vixel and 297 other Issuers) by insurers in the stipulation and agreement of settlement in light of the underwriters’ potential future settlements. The Court did not rule on April 24, 2006 on the motion for final approval or objections. On June 6, 2006, the Second Circuit Court of Appeals held oral arguments on the appeal by the Underwriters of Judge Scheindlin’s class certification decision. On or about July 17, 2006, Emulex assigned to the class action plaintiffs any IPO claims Emulex (Vixel) has against RBC Dain Rauscher in the IPO litigation, as required by the settlement agreement. The Company believes the final resolution of this litigation will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
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
Item 1A. Risk Factors
A description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 2, 2006.
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
Our acquisition of Aarohi Communications, Inc. on May 1, 2006, as well as our recently completed acquisition of Sierra Logic, Inc. on October 2, 2006, involve numerous risks which may have a material adverse effect on our business and operating results.
Our acquisitions of Aarohi Communications, Inc. (Aarohi) and Sierra Logic, Inc. (Sierra Logic) involve numerous risks, including, but not limited to:
•	difficulties and expenses in assimilating and retaining employees, including integrating teams that have not previously worked together;

•	difficulties in creating and maintaining uniform standards, controls, procedures, and policies;

•	different geographic locations of the principal operations of Emulex, Aarohi and Sierra Logic and difficulties relating to management of the former Aarohi operations and personnel in India;

•	currency conversion exposure for payroll and other expenses of Aarohi’s principal product development facility in Bangalore, India;

•	difficulties in driving cost efficiencies in Aarohi’s principal product development facility in Bangalore, India;

•	potential adverse reactions of existing customers and strategic relationship partners; and

•	difficulties with integrating acquired technology into our existing technology in a timely and efficient manner that would allow us to fully realize the benefits of this acquisition.
Further, there may be additional risks of potentially lost revenues if we are unable to effectively integrate the businesses which may cause a disruption in the supply of products. The acquisitions have and will impact the Company’s results of operations due to increased share-based compensation expense and amortization of acquired intangible assets and in-process research and development costs incurred. As a result of these and other difficulties, we may not realize the anticipated benefits of the acquisition and may encounter difficulties that could have a material adverse effect on our business and operating results or cause expectations with respect to Aarohi or Sierra Logic and the combined companies to be inaccurate.
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
A significant portion of our business depends upon the continued growth of the Fibre Channel storage networking market, and our business will be adversely affected if such growth does not occur or occurs more slowly than we anticipate.
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
We rely almost exclusively on OEMs and sales through distribution channels for our revenue. For the three month period ended October 1, 2006, we derived approximately 66% of our net revenues from sales to OEM customers and approximately 34% from sales through distribution. Furthermore, as some of our sales through distribution channels consist of OEM products, OEM customers effectively generated more than 87% of our revenue for the three month period ended October 1, 2006. We may be unable to retain our current OEM and distributor customers or to recruit additional or replacement customers.
Although we have attempted to expand our base of customers, including customers for embedded switching products, we believe our revenues in the future will continue to be similarly derived from a limited number of customers. In addition, both Aarohi and Sierra Logic target many of the same customers, thereby increasing our concentration with these customers. As a result, to the extent that sales to any of our significant customers do not increase in accordance with our expectations or are reduced or delayed, our business, results of operations, and financial condition could be materially adversely affected.
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
Storage disk density continues to improve rapidly and at some point in the future, the industry may experience a period where the increase in storage disk capacity may equal or exceed the growth rate of digital data. This would result in a situation where the number of units of disk drives may flatten out or even decrease. Our growth in revenue depends on growth in unit shipments to offset declining average selling prices.
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
LSI Logic announced on May 15, 2006, that it consummated the sale of certain assets associated with its semiconductor wafer fabrication facilities in Gresham, Oregon to SCI, a wholly owned subsidiary of ON Semiconductor Corporation. In connection with that sale, LSI Logic entered into a wafer supply and test service agreement with SCI pursuant to which SCI will manufacture and provide semiconductor wafer products to LSI Logic and its customers for an initial period of two years. The entire term of the agreement is six years. This manufacturing facility, at which certain ASICs are manufactured for us, and the transition of such facility creates a risk of disruption in our supply of certain ASICs should the announced plans of LSI Logic for uninterrupted service of customers not be achieved.
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
For more information on legal proceedings related to Emulex, see note 7 in the accompanying notes to condensed consolidated financial statements.
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
For the three month period ended October 1, 2006, sales in the United States accounted for approximately 53% of our total net revenues, sales in the Pacific Rim countries accounted for approximately 13%, and sales in Europe and the rest of the world accounted for approximately 34% of our total net revenues, based on bill-to address. We expect that our sales will be similarly distributed for the foreseeable future. However, because we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our sales may not be reflective of the geographic mix of end-user demand or installations. All of our sales are currently denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. Additionally, a significant portion of our products is produced at our EMS providers’ production facilities in Spain, Mexico, and Malaysia. As a result, we are subject to the risks inherent in international operations. Our international business activities could be affected, limited or disrupted by a variety of factors, including, but not limited to:
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
The stock market in general and the stock prices in technology based companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. For example, during the first nine months of calendar year 2006, the sales price of our common stock ranged from a low of $14.07 per share to a high of $22.00 per share. Factors that could have a significant impact on the market price of our stock include, but are not limited to, the following:
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
In the past, companies, including us, that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If we were to be the subject of similar litigation in the future or experience unfavorable outcomes in any of our pending litigation, as discussed in note 7 in the accompanying notes to condensed consolidated financial statements contained elsewhere herein, it could have a material adverse effect on our results of operations, financial condition, and diversion of management’s attention from other business matters.
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
New laws, regulations and accounting standards, as well as changes to and varying interpretations of currently accepted accounting practices in the technology industry might adversely affect our reported financial results, which could have an adverse effect on our stock price. Furthermore, new guidance related to the expensing of stock options in Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 123R “Share-Based Payment,” has materially adversely affected operating and net income for the three month period ended October 1, 2006.
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
In fiscal 2004, we completed a $517.5 million private placement of 0.25% contingently convertible subordinated notes due 2023. The Company has repurchased and cancelled an aggregate of approximately $281.5 million in face value of these 0.25% notes, leaving approximately $236.0 million in face value still outstanding as of October 1, 2006. The holders of our 0.25% notes may require us to purchase the notes for cash as early as December 2006. If we have insufficient liquidity and capital resources to repay the principal amounts of our outstanding convertible notes when due, we may be forced to raise additional funds through public or private debt or equity financings, which may not be available on favorable terms, if at all. If such financings were not available on favorable terms our business, our results of operations and financial condition could be materially adversely affected.
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

Item 6. Exhibits

Exhibit 2.1	Agreement and Plan of Merger, dated August 29, 2006, relating to the Company’s acquisition of Sierra Logic, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 29, 2006)

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit 3.3	Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 30, 2005).

Exhibit 3.4	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.1	Rights Agreement dated January 19, 1989, as amended (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.2	Certificate regarding extension of Final Expiration Date of Rights Agreement dated January 18, 1999 (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-3, filed on May 17, 1999).

Exhibit 4.3	Form of 0.25% Convertible Subordinated Note due December 15, 2023 (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

Exhibit 4.4	Indenture between the Company, as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated December 12, 2003, related to the Company’s 0.25% Convertible Subordinated Notes due 2023 (incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

Exhibit 4.5	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation dated December 12, 2003, related to the Company’s 0.25% Convertible Subordinated Notes due 2023 (incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

Exhibit 10.1	Executive Bonus Plan of Emulex Corporation, as amended (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 5, 2006)

Exhibit 10.2	Amendment No. 4 to Sublease Agreement by and between Emulex Communications Corporation and WJ Communications Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 2, 2006)

Exhibit 10.3	Deed of Lease between Aarohi Communications Private Limited and M/s M.K. Chakrapani & Co. relating to the Company’s offices in Bangalore, India.

Exhibit 10.4	Key Employee Retention Agreement for James M. McCluney, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2006)

Exhibit 10.5	Key Employee Retention Agreement for Paul F. Folino, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 5, 2006)

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 9, 2006

EMULEX CORPORATION
By:	/s/ James M. McCluney
James M. McCluney
Chief Executive Officer and President

By:	/s/ Michael J. Rockenbach
Michael J. Rockenbach
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit 2.1	Agreement and Plan of Merger, dated August 29, 2006, relating to the Company’s acquisition of Sierra Logic, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 29, 2006)

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit 3.3	Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 30, 2005).

Exhibit 3.4	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.1	Rights Agreement dated January 19, 1989, as amended (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.2	Certificate regarding extension of Final Expiration Date of Rights Agreement dated January 18, 1999 (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-3, filed on May 17, 1999).

Exhibit 4.3	Form of 0.25% Convertible Subordinated Note due December 15, 2023 (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

Exhibit 4.4	Indenture between the Company, as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated December 12, 2003, related to the Company’s 0.25% Convertible Subordinated Notes due 2023 (incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

Exhibit 4.5	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation dated December 12, 2003, related to the Company’s 0.25% Convertible Subordinated Notes due 2023 (incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

Exhibit 10.1	Executive Bonus Plan of Emulex Corporation, as amended (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 5, 2006)

Exhibit 10.2	Amendment No. 4 to Sublease Agreement by and between Emulex Communications Corporation and WJ Communications Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 2, 2006)

Exhibit 10.3	Deed of Lease between Aarohi Communications Private Limited and M/s M.K. Chakrapani & Co. relating to the Company’s offices in Bangalore, India.

Exhibit 10.4	Key Employee Retention Agreement for James M. McCluney, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2006)

Exhibit 10.5	Key Employee Retention Agreement for Paul F. Folino, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 5, 2006)

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensation plan or arrangement.