Form 10-Q
period 2006-12-31
EMULEX CORP /DE/
filed 2007-02-09
CIK 350917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2006
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 1, 2007, the registrant had 87,022,577 shares of common stock outstanding.

EMULEX CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	December 31,	July 2,
	2006	2006
Assets

Current assets:
Cash and cash equivalents	$114,360	$224,292
Investments	142,741	367,054
Accounts and other receivables, net of allowance for doubtful accounts of $1,903 and $1,908 as of December 31, 2006 and July 2, 2006, respectively	64,022	61,362
Inventories, net	25,251	22,414
Prepaid expenses and other assets	4,614	4,618
Deferred income taxes	28,357	27,814

Total current assets	379,345	707,554

Property and equipment, net	65,657	66,951
Investments	12,061	7,103
Goodwill	60,604	—
Intangible assets, net	129,634	77,765
Deferred income taxes	—	352
Other assets	24,961	432

Total assets	$672,262	$860,157

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$26,359	$17,847
Accrued liabilities	26,822	21,910
Income taxes payable	17,088	27,630
Convertible subordinated notes	—	235,177

Total current liabilities	70,269	302,564

Other liabilities	638	680
Deferred income taxes	8,068	—

Total liabilities	78,975	303,244

Commitments and contingencies (note 7)

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	—	—
Common stock, $0.10 par value; 240,000,000 shares authorized; 85,528,860 and 84,455,809 issued and outstanding at December 31, 2006 and July 2, 2006, respectively	8,553	8,446
Additional paid-in capital	1,011,263	979,893
Accumulated deficit	(426,530)	(431,416)
Accumulated other comprehensive income (loss)	1	(10)

Total stockholders’ equity	593,287	556,913

Total liabilities and stockholders’ equity	$672,262	$860,157

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
	2006	2006	2006	2006
Net revenues	$121,390	$110,268	$223,708	$214,647
Cost of sales	55,608	45,359	96,727	87,161

Gross profit	65,782	64,909	126,981	127,486

Operating expenses:
Engineering and development	29,566	22,335	54,877	44,190
Selling and marketing	11,944	9,254	22,136	17,211
General and administrative	7,858	5,904	14,018	11,848
Amortization of other intangible assets	4,135	2,726	6,988	5,457
In-process research and development	21,589	—	20,639	—

Total operating expenses	75,092	40,219	118,658	78,706

Operating (loss) income	(9,310)	24,690	8,323	48,780

Nonoperating income, net:
Interest income	5,435	4,792	12,873	8,538
Interest expense	(520)	(622)	(1,144)	(1,246)
Other income (expense), net	182	(18)	995	(20)

Total nonoperating income, net	5,097	4,152	12,724	7,272

(Loss) income before income taxes	(4,213)	28,842	21,047	56,052

Income tax provision	5,863	11,633	16,161	22,407

Net (loss) income	$(10,076)	$17,209	$4,886	$33,645

Net (loss) income per share:
Basic	$(0.12)	$0.21	$0.06	$0.40

Diluted	$(0.12)	$0.19	$0.06	$0.38

Number of shares used in per share computations:
Basic	85,215	83,821	84,861	83,609

Diluted	85,215	91,266	91,676	91,115

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended
	December 31,	January 1,
	2006	2006

Cash flows from operating activities:
Net income	$4,886	$33,645
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	8,801	8,159
Amortization of discount on convertible subordinated notes	823	898
Share-based compensation expense	13,543	10,637
Amortization of other intangible assets	18,205	12,758
In-process research and development	20,639	—
Gain on disposal of property and equipment	25	62
Deferred income taxes	1,253	237
Excess tax benefit from share-based compensation	(4,066)	—
Changes in assets and liabilities:
Accounts and other receivables	(94)	(21,076)
Inventories	1,461	11,857
Prepaid expenses and other assets	120	112
Accounts payable, accrued liabilities, and other liabilities	6,210	(5,873)
Income taxes payable	(10,542)	11,184

Net cash provided by operating activities	61,264	62,600

Cash flows from investing activities:
Net proceeds from sale of property and equipment	3	3
Additions to property and equipment	(5,647)	(5,834)
Purchases of investments	(1,296,647)	(1,059,040)
Maturities of investments	1,520,977	1,013,062
Investment in privately-held company	(4,975)	—
Payments for purchase of Sierra Logic, Inc., net of cash acquired	(134,381)	—
Restricted cash placed in escrow related to Sierra Logic, Inc. acquisition	(24,307)	—

Net cash provided by (used in) investing activities	55,023	(51,809)

Cash flows from financing activities:
Retirement of convertible subordinated notes	(236,000)	—
Retirement of debt assumed in conjunction with Sierra Logic, Inc. acquisition	(3,425)	—
Proceeds from issuance of common stock under stock plans	9,133	8,609
Excess tax benefit from share-based compensation expense	4,066	2,476

Net cash (used in) provided by financing activities	(226,226)	11,085

Effect of exchange rates on cash and cash equivalents	7	—
Net (decrease) increase in cash and cash equivalents	(109,932)	21,876
Cash and cash equivalents at beginning of period	224,292	120,317

Cash and cash equivalents at end of period	$114,360	$142,193

Supplemental disclosures:
Cash paid during the period for:
Interest	$301	$297
Income taxes	25,667	8,771
Non-cash investing and financing activities:
Purchases of property and equipment not paid during the period included in the accounts payable balance on the Company’s condensed consolidated balance sheet	806	—
See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
1.	Basis of Presentation
In the opinion of management of Emulex Corporation (Emulex or the Company), the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows. Interim results for the three and six months ended December 31, 2006, are not necessarily indicative of the results that may be expected for the year ending July 1, 2007. The accompanying condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2006.
Certain reclassifications have been made to prior period amounts to conform to the current period presentation. Amortization expense resulting from the acquisition of technology intangible assets for the three and six months ended January 1, 2006, of approximately $3.6 million and $7.3 million, respectively, have been reclassified from amortization of other intangible assets to cost of sales to conform to the current year presentation.
Recently Issued Accounting Standards
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 which is the Company’s fiscal year beginning July 2, 2007. The Company is in the process of studying the potential financial statement impact of adopting FIN No. 48.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the process of quantifying financial statement misstatements. SAB 108 is effective for companies with fiscal years ending after November 15, 2006. The Company does not believe the adoption of SAB 108 will have a significant impact on its consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the Company’s fiscal year beginning June 29, 2008. The Company is in the process of studying the potential financial statement impact of the adoption of SFAS No. 157.
2.	Business Combinations
Sierra Logic, Inc.
On October 2, 2006, the Company acquired 100% of the outstanding common shares of Sierra Logic, Inc. (Sierra Logic), a privately-held designer of semiconductors for storage networking equipment located in Roseville, California. The acquisition is part of the Company’s strategy to diversify its business by expanding its embedded products beyond fibre channel to other disk drive protocols. The addition of Sierra Logic’s serial advanced technology attachment (SATA) products, as well as other products under development, will enable the Company to provide its customers with cost effective, end-to-end solutions with enhanced features such as virtualization, multi-protocol interoperability and tiered storage. The Company accounted for the acquisition using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.”

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
The aggregate purchase price was approximately $144.7 million, including approximately $137.6 million of cash for convertible preferred stock and common stock, approximately $5.2 million in assumed stock options and other transaction costs of approximately $1.9 million. This aggregate purchase price does not include approximately $24.3 million paid into escrow and deemed to be a contingent consideration that is included in other assets and approximately $8.3 million in restricted stock, which was issued and will be expensed post-acquisition. The contingent consideration will be resolved within 18 months from the acquisition date according to certain standard representations and warranties defined in the escrow agreement.
The Company has preliminarily allocated the purchase price to the assets acquired and liabilities assumed at estimated fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill. This allocation is subject to revision as the valuation of inventory, identifiable intangible assets, and deferred taxes are based on preliminary information and the final pre-acquisition tax returns are not yet complete. Emulex is in the process of obtaining third party valuations of certain assets. Thus, the allocation of the purchase price is subject to refinement. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition, including purchased in-process research and development (IPR&D):

(in thousands)
Current and other assets	$13,569
Property and equipment	1,159
Acquired IPR&D	22,400
Intangible assets	71,300
Goodwill	60,727

Total assets acquired	169,155

Current liabilities	(10,801)
Noncurrent deferred tax liability	(13,640)

Total liabilities assumed	(24,441)

Net assets acquired	$144,714

Subsequent to the acquisition, the Company retired the debt assumed in conjunction with the purchase.
Approximately $22.4 million of the purchase price represents the preliminary fair value of acquired IPR&D projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately recognized as an operating expense in the accompanying fiscal 2007 condensed consolidated statements of operations upon the acquisition date.
The value assigned to purchased in-process technology consists of the Sierra Logic controller project (the Project). The estimated fair value of this Project was determined by employment of the Multi-Period Excess Earnings Approach. In applying this approach, the value of the acquired technologies was estimated by discounting to present value the cash flows generated by the products to which the technologies are associated over the remaining life of the technology. To distinguish between the cash flows attributable to the underlying technology and cash flows attributable to other assets available for generating product revenues, adjustments were made to provide for a fair return on fixed assets, working capital, and other assets acquired. The utilized discount rate of 19% takes into consideration the stage of completion and the risks surrounding the successful development and commercialization of the Project.
The value assigned to the Project was determined by identifying it had economic value but had not yet reached technological feasibility and viability. The features of the related product had not been released to the market as of the date of the acquisition, but the features and functionality of the product had been defined.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
Of the approximately $71.3 million which was preliminarily assigned to acquired intangible assets, approximately $69.2 million was assigned to developed technology, approximately $0.8 million was assigned to customer relationships and approximately $1.3 million was assigned to backlog.
Intangible assets with identifiable lives are being amortized on a straight-line basis from the acquisition date over their estimated useful lives as follows:

Developed technology	5 years
Customer relationships	5 years
Backlog	3 months
Weighted-average amortization period	5 years
The value assigned to goodwill was approximately $60.7 million, which is not expected to be deductible for tax purposes.
The acquisition has been included in the condensed consolidated balance sheets of the Company and the operating results have been included in the condensed consolidated statements of operations of the Company since the date of acquisition.
Following is the summarized pro forma combined results of operations for the three months ended December 31, 2006, and January 1, 2006, assuming the acquisition had taken place at the beginning of each fiscal year. The pro forma combined results of operations for the three months ended December 31, 2006, was prepared based upon the statement of operations of Emulex for the three months ended December 31, 2006, as all operating results of Sierra Logic were included in the statement of operations of Emulex since the acquisition date of October 2, 2006. The pro forma combined results of operations for the three months ended January 1, 2006, was prepared based upon the statement of operations of Emulex for the three months ended January 1, 2006 combined with the statement of operations of Sierra Logic for the period from October 1, 2005 to December 31, 2005.
The pro forma combined results of operations for the six months ended December 31, 2006 and January 1, 2006 was prepared based upon the statement of operations of Emulex for the six months ended December 31, 2006 and the statement of operations of Sierra Logic for the period from July 1, 2006 to September 30, 2006. The pro forma combined results of operations for the six months ended January 1, 2006 was prepared based upon the statement of operations of Emulex for the six months ended January 1, 2006, and the statement of operations of Sierra Logic for the six months ended December 31, 2005.
The pro forma combined results of operations includes adjustments for the amortization of intangible assets acquired, incremental stock-based compensation expense resulting from the combination, and the decrease to interest income resulting from the acquisition. Included in the pro forma results for the three and six months ended December 31, 2006 is the nonrecurring IPR&D charge of approximately $22.4 million that was immediately recognized as an operating expense in the accompanying fiscal 2007 condensed consolidated statements of operations upon the acquisition date. The pro forma results are not necessarily indicative of the future operations or operations that would have been reported had the acquisition been completed when assumed.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
	2006	2006	2006	2006
	(in thousands, except per share data)
Net revenues	$121,390	$117,528	$231,141	$225,293

Net (loss) income	$(10,076)	$12,827	$1,384	$24,467

Net (loss) income per basic share	$(0.12)	$0.15	$0.02	$0.29

Net (loss) income per diluted share	$(0.12)	$0.14	$0.02	$0.27

Aarohi Communications, Inc.
On May 1, 2006, the Company acquired 100% of Aarohi Communications, Inc. (Aarohi), a supplier of intelligent data center networking products with principal product development facilities located in San Jose, California and Bengaluru (formerly Bangalore), India. The Company accounted for the acquisition of Aarohi under the purchase method of accounting in accordance with SFAS No. 141, and recorded approximately $17.3 million of purchased IPR&D during fiscal 2006.
After excluding the post-acquisition compensation expenses, the fair value of the net assets received by the Company in the Aarohi acquisition exceeded the purchase price to be allocated. Consequently, contingent consideration of approximately $1.0 million was recognized and was included in accrued liabilities as of the fiscal year ended July 2, 2006. As of December 31, 2006, certain performance targets were not achieved and thus, the contingent consideration of approximately $1.0 million previously recorded was reversed in the three months ended December 31, 2006. For the six months ended December 31, 2006, purchase price adjustments recorded in the statement of operations were approximately $1.8 million.
The Company has allocated the purchase price to the assets acquired and liabilities assumed at estimated fair values. This allocation is subject to further revision as the valuation of property and equipment, identifiable intangible assets, and deferred taxes are based on preliminary information and the final pre-acquisition tax returns are not yet complete. Management anticipates these items to be finalized no later than April 30, 2007.
3.	Inventories, net
Inventories, net are summarized as follows:

	December 31,	July 2,
	2006	2006

	(in thousands)
Raw materials	$2,517	$5,038
Finished goods	22,734	17,376

	$25,251	$22,414

4.	Goodwill and Intangible assets, net
     Goodwill. The Company accounts for goodwill in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill not be amortized but instead be tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets might be impaired. Management considers the Company as a whole to be its reporting unit for purposes of testing for impairment. This impairment test is performed annually during the fiscal fourth quarter.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
     A two-step test is used to identify the potential impairment and to measure the amount of goodwill impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill.
      The activity in goodwill during the six months ended December 31, 2006 is as follows:

Carrying
Amount
(in thousands)
Goodwill, as of July 2, 2006	$—
Sierra Logic, Inc. acquisition goodwill, net	60,604

Goodwill, as of December 31, 2006	$60,604

     Intangible assets, net, are as follows:

	December 31,	July 2,
	2006	2006

	(in thousands)
Intangible assets subject to amortization:
Core technology and patents	$98,062	$99,070
Accumulated amortization, core technology and patents	(60,238)	(53,440)
Developed technology	83,019	14,405
Accumulated amortization, developed technology	(11,283)	(6,223)
Customer relationships	40,696	40,264
Accumulated amortization, customer relationships	(23,697)	(19,828)
Tradename	4,926	4,941
Accumulated amortization, tradename	(2,202)	(1,856)
Covenants not-to-compete	3,617	3,064
Accumulated amortization, covenants not-to-compete	(3,266)	(2,632)
Backlog	1,300	—
Accumulated amortization, backlog	(1,300)	—

	$129,634	$77,765

The intangible assets subject to amortization are being amortized on a straight-line basis over lives ranging from three months to seven years. Aggregated amortization expense for intangible assets for the three months ended December 31, 2006 and January 1, 2006, was approximately $11.5 million and $6.4 million, respectively. Aggregated amortization expense for intangible assets for the six months ended December 31, 2006 and January 1, 2006, was approximately $18.2 million and $12.8 million, respectively.
Amortization expense of $7.3 million and $3.6 million, respectively, related to core/developed technology is included in cost of sales in the accompanying condensed statements of operations for the three months ended December 31, 2006 and January 1, 2006. Amortization expense related to core/developed technology for the six months ended December 31, 2006 and January 1, 2006, was $11.2 million and $7.3 million, respectively.
The following table presents the estimated future aggregated amortization expense of intangible assets as of December 31, 2006 (in thousands):

2007 (remaining 6 months)	$19,838
2008	36,165
2009	26,970
2010	23,644
2011	18,931
Thereafter	4,086

$129,634

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
5.	Accrued Liabilities
Components of accrued liabilities are as follows:

	December 31,	July 2,
	2006	2006

	(in thousands)
Payroll and related costs	$10,911	$8,546
Warranty reserves	3,855	2,949
Deferred revenue, sales returns and allowances	5,904	4,478
Accrued advertising and promotions	1,339	1,463
Accrued property, sales, and franchise taxes	1,470	1,336
Other	3,343	3,138

	$26,822	$21,910

The Company provides a warranty of between one and five years on its products. The Company records a provision for estimated warranty-related costs at the time of sale based on historical product return rates and the Company’s estimates of expected future cost of fulfilling its warranty obligations. Changes to the warranty reserve were:

	Three Months Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
	2006	2006	2006	2006
	(in thousands)		(in thousands)
Balance at beginning of period	$3,379	$3,606	$2,949	$4,085
Accrual for warranties issued	1,114	553	2,373	1,252
Changes to pre-existing warranties (including changes in estimates)	—	—	—	—
Settlements made (in cash or in kind)	(638)	(913)	(1,467)	(2,091)

Balance at end of period	$3,855	$3,246	$3,855	$3,246

6.	Convertible Subordinated Notes
In fiscal 2004, the Company completed a $517.5 million private placement of 0.25% contingently convertible subordinated notes due 2023 (Notes). Interest was payable in cash on June 15th and December 15th of each year beginning June 15, 2004. Under the terms of the offering, the Notes could be convertible into shares of Emulex common stock at a price of $43.20 per share at the option of the holder upon the occurrence of certain events.
The Notes provided for a scheduled maturity date 20 years following issuance and were not callable for the first five years. Holders of the Notes had rights to require the Company to purchase the Notes for cash by giving written notice within the 20 business days prior to each of December 15, 2006, December 15, 2008, December 15, 2013, or December 15, 2018 or upon a change in control.
On November 15, 2006, the Company announced the commencement of the put option period for holders of its Notes to surrender their Notes for purchase. Each holder of the Notes had the right to require Emulex to purchase all or any part of such holder’s Notes at a price equal to $1,000 per $1,000 of principal amount plus any accrued and unpaid interest, including additional interest, if any, to, but excluding, the date of purchase. At the end of the put option period on December 15, 2006, all such Notes were surrendered and the Company paid approximately $236.0 million to retire these Notes. No gain or loss occurred as a result of the retirement of these Notes.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
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
At the Settlement Fairness Hearing held on April 24, 2006, the court raised the following primary issues: (1) the (possible) change in value of the settlement since preliminary approval, and whether the benefits of the settlement should be evaluated at the time of approval or at the time of negotiation; (2) how the class certification argument before the Second Circuit Court of Appeals could or would affect the fairness of the settlement; (3) how to evaluate the intangible benefits of the settlement to the class members; and (4) how to value the $1 billion guarantee (for the consolidated litigation involving Vixel and 297 other Issuers) by insurers in the stipulation and agreement of settlement in light of the underwriters’ potential future settlements. The Court did not rule on April 24, 2006 on the motion for final approval or objections. On June 6, 2006, the Second Circuit Court of Appeals held oral arguments on the appeal by the underwriters of Judge Scheindlin’s class certification decision. On or about July 17, 2006, Emulex assigned to the class action plaintiffs any IPO claims Emulex (Vixel) has against RBC Dain Rauscher in the IPO litigation, as required by the settlement agreement. On December 5, 2006, the Second Circuit Court of Appeals issued a decision reversing Judge Scheindlin’s class certification decision. On December 14, 2006, Judge Scheindlin issued an order to stay all proceedings pending a decision from the Second Circuit on whether it will hear further argument. On about January 6, 2007, Emulex assigned to the class action plaintiffs any IPO claims Emulex (Vixel) has against The Bear Stearns Companies Inc. and Bear Stearns & Co. Inc. in the IPO litigation, as required by the settlement agreement. The Company believes the final resolution of this litigation will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
Ongoing lawsuits present inherent risks, any of which could have a material adverse effect on the Company’s business, financial condition or results of operations. Such potential risks include the continuing expenses of litigation, counterclaims and attorneys’ fees.
Additionally, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
Other Commitments and Contingencies
The Company has entered into various agreements for purchases of inventory. As of December 31, 2006, the Company’s purchase obligation associated with inventory was approximately $41.8 million.
In addition, the Company provides limited indemnification in selected circumstances within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringement of certain intellectual property, and in some limited cases against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of December 31, 2006, there are no known unresolved claims for indemnification related liability against the Company.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
8.	Stock-Based Compensation
“Share-Based Payment” (SFAS No. 123R), requires that the compensation cost related to share-based payment transactions, measured based on the fair value of the equity or liability instruments issued, be recognized in the financial statements. We adopted SFAS No. 123R last fiscal year. Determining the fair value of options using the Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time until exercise, which affect the calculated fair value on the grant date.
At December 31, 2006, the Company had five stock-based payment plans for employees and directors that are open for future grant awards. In addition, the Company had six stock-based plans, including four plans assumed in connection with prior acquisitions, that are all closed for future grants.
In connection with the acquisition of Aarohi, the Company assumed the Aarohi Communications, Inc. 2001 Stock Option Plan (the Aarohi Plan). The options assumed were replaced with Emulex options based on the acquisition exchange ratio and continue to be subject to the terms of the Aarohi Plan. The options have a life of up to 10 years, typically vest over 4 years with 25% after the first year and monthly thereafter, and include a provision that the option holder may elect at any time to exercise the option prior to the full vesting of the option. Unvested shares purchased are subject to a repurchase provision which grants the Company the right of first refusal to repurchase such shares at the original exercise price. As of December 31, 2006, there were no shares outstanding under the Aarohi Plan and 199,286 equivalent Emulex shares were available for future grants under the Aarohi Plan.
In connection with the acquisition of Sierra Logic, the Company assumed the Sierra Logic, Inc. 2001 Stock Option Plan (the Sierra Logic Plan). The options were replaced with Emulex options based on the acquisition exchange ratio and continue to be subject to the terms of the Sierra Logic Plan. The options have a life of up to 10 years, generally vest over a 4 year period, and include a provision that the option holder may elect at any time to exercise the option prior to the full vesting of the option. As part of the purchase agreement, unvested shares purchased early were settled with cash following the same vesting schedule as the originally granted option. As of December 31, 2006, there were no shares outstanding under the Sierra Logic Plan and 20,734 equivalent Emulex shares were available for future grants under the Sierra Logic Plan.
Under the Employee Stock Purchase Plan (Purchase Plan), 910,420 shares are available for future grant awards. Under the 2005 Equity Incentive Plan (Equity Incentive Plan), 2,977,282 shares are available for future award grants, which includes 1,500,000 shares approved by the Company’s stockholders on November 30, 2006. Under the 1997 Stock Award Plan for Non-Employee Directors (the Director Plan), 297,000 shares are available for future award grants, which includes 150,000 shares approved by the Company’s stockholders on November 30, 2006.
With the approval and adoption of the Equity Incentive Plan on December 1, 2005 (the Equity Incentive Plan), the 2004 Employee Stock Incentive Plan (the 2004 Plan) and the Employee Stock Option Plan (the Plan) were closed for future award grants. Shares previously authorized for issuance under the 2004 Plan and the Plan are no longer available for future grants, but options previously granted under the 2004 Plan and the Plan remain outstanding.
In addition, in connection with the prior acquisitions of Vixel Corporation (Vixel) and Giganet, Inc. (Giganet), the Company assumed the Vixel Corporation Amended and Restated 1995 Stock Option Plan, the Vixel Corporation 1999 Equity Incentive Plan, and the Vixel Corporation 2000 Non-Officer Equity Incentive Plan (collectively, the Vixel Plans), and the Giganet, Inc. 1995 Stock Option Plan (the Giganet Plan). Shares previously authorized for issuance under the these respective plans are no longer available for future grants, but options previously granted under these respective plans remain outstanding.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
During fiscal 2007, the Company granted restricted stock to employees and non-employee directors under the Equity Incentive Plan. Restricted stock represents a right to receive a share of stock at a future vesting date with no cash payment from the restricted stock holder. Restricted stock generally vests over three years from the date of grant.
Aggregate amounts recognized in the condensed consolidated financial statements with respect to these plans are as follows:

	Three Months	Three Months
	Ended	Ended	Six Months Ended	Six Months Ended
	December 31,	January 1,	December 31,	January 1,
	2006	2006	2006	2006

	(in thousands)
Total cost of stock-based payment plans during the period	$7,631	$5,780	$13,618	$10,765
Amounts capitalized in inventory during the period	(210)	(128)	(331)	(282)
Amounts recognized in income for amounts previously capitalized in inventory	121	154	256	154

Amounts charged against income, before income tax benefit	$7,542	$5,806	$13,543	$10,637

Amount of related income tax benefit recognized in income	$2,621	$1,216	$3,614	$2,204

The fair value of each stock option award and purchase under the Purchase Plan, the Equity Incentive Plan, the Plan, the 2004 Plan, the Director Plan, the Aarohi Plan, and the Sierra Logic Plan are estimated on the date of grant using the Black-Scholes option-pricing model based on the market price of the underlying common stock as of the date of grant, the expected term, stock price volatility and expected risk-free interest rates. This model requires subjective assumptions, including expected stock price volatility and expected time until exercise, which affect the calculated fair value on the grant date, as well as the market price of the underlying common stock as of the date of grant and expected risk-free interest rates. Expected volatilities are based on methodologies utilizing equal weighting involving both historical periods equal to the expected term and implied volatilities based on traded options to buy the Company’s shares.
For the three and six months ended December 31, 2006, the assumptions utilized to compute the fair value of stock option grants under the Plan, the 2004 Plan and the Director Plan (All Other Plans), and the Purchase Plan were:

	All Other Plans		Purchase Plan

	3 Months	6 Months	3 Months	6 Months
Expected volatility	34%	34% — 38%	31%	31%
Weighted average expected volatility	34% — 36%	34% — 36%	31%	31%
Expected dividends	—	—	—	—
Expected term (in years)	2.4 – 4.4	1.4 – 4.4	0.5	0.5
Weighted average expected term (in years)	3.25	3.25	0.50	0.50
Risk-free rate	4.65% – 5.10%	4.56%-5.10%	5.01%	5.01%

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
A summary of option activity under the plans for the six months ended December 31, 2006 is as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Options	Exercise Price	Term (years)	(in millions)
Balance, July 2, 2006	14,612,882	$22.06
Granted	1,292,841	11.45
Exercised	962,139	7.84
Canceled	682,346	48.69
Forfeited	109,840	16.52

Balance, December 31, 2006	14,151,398	$20.82	5.35	$44.0

Exercisable, December 31, 2006	10,294,838	$22.34	5.01	$30.7

A summary of restricted stock activity for the six months ended December 31, 2006 is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
Outstanding and unvested at July 2, 2006	305,000	17.98
Granted	1,130,226	18.27
Vested	—	—
Canceled	(22,100)	18.34

Outstanding and unvested at December 31, 2006	1,413,126	18.21

As of December 31, 2006, there was approximately $34.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.1 year. The weighted average fair value of option awards granted during the six months ended December 31, 2006 was $5.80.
The total intrinsic value of stock options exercised was approximately $11.1 million during the six months ended December 31, 2006.
Cash received from share option exercises under stock-based payments plans for the six months ended December 31, 2006 was approximately $9.1 million. The actual tax benefit realized for the tax deductions from option exercise of stock-based payment plans totaled approximately $4.3 million for the six months ended December 31, 2006.
As of December 31, 2006, the amount of shares authorized under the Purchase Plan, the Equity Incentive Plan, the Directors Plan, the Aarohi Plan, and the Sierra Logic Plan are sufficient to cover future stock option exercises. On December 5, 2006, the Company’s Board of Directors authorized the repurchase of up to $150 million of its outstanding common stock over the next two years. The Company may repurchase shares from time to time in open market purchases or privately negotiated transactions. For the three months ended December 31, 2006, the Company did not repurchase any common stock under this program.
9.	Net Income (Loss) per Share
Basic net income (loss) per share for the three and six months ended December 31, 2006 and January 1, 2006, was computed by dividing net income by the weighted average number of common shares outstanding during the period.

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

	Three Months Ended		Six Months Ended
	December 31	January 1,	December 31,	January 1,
	2006	2006	2006	2006
	(in thousands except per share data)		(in thousands except per share data)
Numerator:
Net (loss) income	$(10,076)	$17,209	$4,886	$33,645
Adjustment for interest expense on convertible subordinated notes, net of tax	—	371	515	747

Numerator for diluted net (loss) income per share	$(10,076)	$17,580	$5,401	$34,392

Denominator:
Denominator for basic net (loss) income per share —weighted average shares outstanding	85,215	83,821	84,861	83,609
Effect of dilutive securities:
Dilutive options outstanding and restricted stock	—	1,982	1,762	2,043
Dilutive common shares from assumed conversion of convertible subordinated notes	—	5,463	5,053	5,463

Denominator for diluted net (loss) income per share — adjusted weighted average shares outstanding	85,215	91,266	91,676	91,115

Basic net (loss) income per share	$(0.12)	$0.21	$0.06	$0.40

Diluted net (loss) income per share	$(0.12)	$0.19	$0.06	$0.38

Antidilutive options excluded from the computations	14,151	8,927	9,435	8,695

Average market price of common stock	$19.85	$19.54	$18.01	$19.71

The antidilutive options were excluded from the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares during the periods presented or due to the net loss for the period.

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
Actual future results could differ materially from those described in the forward-looking statements as a result of a variety of factors, including those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, and, in particular, the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q included elsewhere herein. We expressly disclaim any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances. The Company wishes to caution readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These factors include the ability to realize the anticipated benefits of the acquisitions of Sierra Logic, Inc. (Sierra Logic) and Aarohi Communications, Inc. (Aarohi) on a timely basis or at all, and the Company’s ability to integrate the technology, operations, and personnel of Aarohi and Sierra Logic into its existing operations in a timely and efficient manner. The fact that the economy generally, and the technology and storage segments specifically, have been in a state of uncertainty makes it difficult to determine if past experience is a good guide to the future and makes it impossible to determine if markets will grow or shrink in the short term. In the past, the Company’s results have been significantly impacted by a widespread slowdown in technology investment that pressured the storage networking market that is the mainstay of the Company’s business. A downturn in information technology spending could adversely affect the Company’s revenues and results of operations. As a result of this uncertainty, the Company is unable to predict with any accuracy what future results might be. Other factors affecting these forward-looking statements include, but are not limited to, the following: slower than expected growth of the storage networking market or the failure of the Company’s Original Equipment Manufacturer (OEM) customers to successfully incorporate the Company’s products into their systems; the Company’s dependence on a limited number of customers and the effects of the loss of, or decrease or delays in orders by, any such customers, or the failure of such customers to make payments; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of the Company’s or the Company’s OEM customers’ new or enhanced products; the variability in the level of the Company’s backlog and the variable booking patterns of the Company’s customers; the effects of terrorist activities, natural disasters and resulting political or economic instability; the highly competitive nature of the markets for the Company’s products as well as pricing pressures that may result from such competitive conditions; the Company’s ability and the ability of the Company’s OEM customers to keep pace with the rapid technological changes in the Company’s industry and gain market acceptance for new products and technologies; the effect of rapid migration of customers towards newer, lower cost product platforms; possible transitions from board or box level to application specific computer chip solutions for selected applications; a shift in unit product mix from higher-end to lower-end or mezzanine card products; a decrease in the average unit selling prices or an increase in the manufactured cost of the Company’s products; delays in product development; the Company’s reliance on third-party suppliers and subcontractors for components and assembly; any inadequacy of the Company’s intellectual property protection or the potential for third-party claims of infringement; the Company’s ability to attract and retain key technical personnel; plans for research and development in India; the Company’s dependence on foreign sales and foreign produced products; the effect of acquisitions; impairment charges; changes in tax rates or legislation; and changes in accounting standards. These and other factors which could cause actual results to differ materially from those in the forward-looking statements and from historical trends and are in addition to other factors discussed elsewhere in this Quarterly Report on Form 10-Q, in our filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

Executive Overview
Emulex is a leading supplier of a broad range of advanced storage networking infrastructure solutions. Our products and technologies leverage flexible multiprotocol architectures that extends from deep within the storage array to the server edge of storage area networks (SANs). Our storage networking offerings include host bus adapters (HBAs), mezzanine cards for blade servers, embedded storage bridges, routers, and switches, storage Input/Output controllers (IOCs), multiprotocol storage routers and intelligent data center networking solutions. HBAs and mezzanine cards are the data communication products that enable servers to connect to storage networks by offloading communication-processing tasks as information is delivered and sent to the storage network. Embedded storage bridges, routers, and switches and IOCs are deployed inside storage arrays, tape libraries and other storage appliances, delivering improved performance, reliability, and storage connectivity. Our multiprotocol routers link iSCSI host servers to fibre channel SANs or interconnect fibre channel SANs over Internet Protocol (IP) networks to extend the value of a fibre channel SAN. Our intelligent data center networking solutions support enhanced performance and functionality for high performance networked virtual storage environments. The world’s largest storage and server OEMs rely on our highly flexible common architecture to establish a robust foundation for cost effectively integrating a wide array of storage protocols, standards, and speeds.
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
We believe that growth and diversification by investing in next generation storage networking infrastructure solutions are required in order to grow revenue, increase earnings, and increase shareholder value. The goal is to deliver products that intelligently connect storage, servers, and networks – thereby enabling access to information that is open, adaptable and secure. Beginning this quarter, our growth and diversification strategy within our single business segment was mainly driven through three market focused product lines – Host Server Products (HSP), Embedded Storage Products (ESP), and Intelligent Network Products (INP). HSPs mainly consist of our LightPulse products which are sold at board level and as application specific integrated circuits (ASICs). ESPs mainly consist of our InSpeed and Sierra Logic, Inc. (Sierra Logic) products. INPs mainly consist of iSCSI and fibre channel over internet protocol (FCIP) based SAN routers and the Aarohi Communications, Inc. (Aarohi) products. We believe the product lines will benefit from the overall visibility and access to our total customer and market base, as well as by leveraging core technology platforms developed across the Company to create products that are tailored to meet the specific requirements of their market. We continue to, and currently plan to invest in research and development, sales and marketing, and capital equipment in order to achieve our goal. As of December 31, 2006, we had a total of 704 employees.
Our corporate headquarters are located at 3333 Susan Street, Costa Mesa, California 92626. Our periodic and current reports filed with, or furnished to, the Securities and Exchange Commission pursuant to the requirements of the Securities and Exchange Act of 1934 are available free of charge through our website (www.emulex.com) as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. References contained herein to “Emulex,” the “Company,” the “Registrant,” “we,” “our,” and “us” refer to Emulex Corporation and its subsidiaries.
Business Combination
On October 2, 2006, the Company completed its acquisition of Sierra Logic, a privately-held designer of semiconductors for storage networking equipment, located in Roseville, California. The Company accounted for this acquisition under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations,” and recorded approximately $22.4 million of purchased in-process research and development expense (IPR&D) during the current quarter.

Convertible Subordinated Notes Offering
In fiscal 2004, the Company completed a $517.5 million private placement of 0.25% contingently convertible subordinated notes due 2023 (Notes). Interest was payable in cash on June 15th and December 15th of each year beginning June 15, 2004. Under the terms of the offering, the Notes could be convertible into shares of Emulex common stock at a price of $43.20 per share at the option of the holder upon the occurrence of certain events.
The Notes provided for a scheduled maturity date 20 years following issuance and were not callable for the first five years. Holders of the Notes had rights to require the Company to purchase the Notes for cash by giving written notice within the 20 business days prior to each of December 15, 2006, December 15, 2008, December 15, 2013, or December 15, 2018 or upon a change in control.
On November 15, 2006, the Company announced the commencement of the put option period for holders of its Notes to surrender their Notes for purchase. Each holder of the Notes had the right to require Emulex to purchase all or any part of such holder’s Notes at a price equal to $1,000 per $1,000 of principal amount plus any accrued and unpaid interest, including additional interest, if any, to, but excluding, the date of purchase. At the end of the put option period on December 15, 2006, all such Notes were surrendered and the Company paid approximately $236.0 million to retire these Notes. No gain or loss occurred as a result of the retirement of these Notes.

Results of Operations
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements included elsewhere herein.

	Percentage of Net Revenues		Percentage of Net Revenues
	Three months ended		Six months ended
	December 31,	January 1,	December 31,	January 1,
	2006	2006	2006	2006
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	45.8	41.1	43.2	40.6

Gross profit	54.2	58.9	56.8	59.4

Operating expenses:
Engineering and development	24.4	20.3	24.5	20.6
Selling and marketing	9.8	8.4	9.9	8.0
General and administrative	6.5	5.3	6.3	5.6
Amortization of other intangible assets	3.4	2.5	3.1	2.5
In-process research and development	17.8	—	9.3	—

Total operating expenses	61.9	36.5	53.1	36.7

Operating (loss) income	(7.7)	22.4	3.7	22.7

Nonoperating income, net:
Interest income	4.5	4.4	5.8	4.0
Interest expense	(0.4)	(0.6)	(0.5)	(0.6)
Other income (expense), net	0.1	—	0.4	—

Total nonoperating income, net	4.2	3.8	5.7	3.4

(Loss) income before income taxes	(3.5)	26.2	9.4	26.1

Income tax provision (benefit)	4.8	10.6	7.2	10.4

Net (loss) income	(8.3%)	15.6%	2.2%	15.7%

Three months ended December 31, 2006, compared to three months ended January 1, 2006
Net Revenues. Net revenues for the second quarter of fiscal 2007 ended December 31, 2006, increased by approximately $11.1 million, or 10%, to approximately $121.4 million, compared to approximately $110.3 million for the same quarter of fiscal 2006 ended January 1, 2006.
From a product line perspective, net revenues generated from our HSPs for the three months ended December 31, 2006 and January 1, 2006, represented the majority of our net revenues. The following chart details our net revenues by product line for the three months ended December 31, 2006 and January 1, 2006:

	Net Revenues by Product Line
	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	December 31,	of Net	January 1,	of Net	Increase/	Percentage
(in thousands)	2006	Revenues	2006	Revenues	(Decrease)	Change

Host Server Products	$90,528	75%	$94,631	86%	$(4,103)	(4%)
Embedded Storage Products	30,400	25%	14,930	13%	15,470	104%
Intelligent Network Products	—	—	—	—	—	—
Other	462	—	707	1%	(245)	(35%)

Total net revenues	$121,390	100%	$110,268	100%	$11,122	10%

Our HSPs mainly consist of our LightPulse products which are sold at board level and as ASICs. The decrease in our HSP net revenue for the three month period ended December 31, 2006 compared to the three month period ended January 1, 2006 was mainly due to a decrease of approximately 17% in average selling price (ASP) of our LightPulse and other HSPs partially offset by an increase in units shipped of approximately 15%.

Our ESPs mainly consist of our InSpeed and Sierra Logic products. The increase in our ESP net revenue was mainly due to revenues from certain Sierra Logic products (acquisition was completed on October 2, 2006) and an increase of approximately 284% in units shipped of our InSpeed and other ESP products partially offset by a decrease of ASP of approximately 47%.
Our INPs mainly consist of iSCSI and FCIP-based SAN routers and Aarohi products. Brocade announced on January 29, 2007 that it has merged with McDATA, thus creating a potential decline in forecasted sales of Aarohi products. Our Other category mainly consists of legacy and other products.
In addition to direct sales, some of our larger OEM customers purchased or marketed products indirectly through distributors, resellers or other third parties. If these indirect sales are purchases of customer-specific models, we are able to track these sales. However, if these indirect sales are purchases of our standard models, we are not able to distinguish them by OEM customer. Customers whose direct net revenues, or total direct and indirect net revenues (including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties), exceeded 10% of our net revenues were as follows:

	Net Revenues by Major Customers
	Direct Revenues		Total Direct and Indirect Revenues (2)
	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006

Net revenue percentage (1) :
OEM:
EMC	—	—	15%	24%
Hewlett-Packard	14%	10%	14%	10%
IBM	23%	32%	24%	32%
Other:
Info X	13%	22%	—	—

(1)	Amounts less than 10% are not presented.

(2)	Customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.
Direct sales to our top five customers accounted for approximately 64% of total net revenues for the three months ended December 31, 2006, compared to approximately 72% for the three months ended January 1, 2006, and we expect to be similarly concentrated in the future. Our net revenues from our customers can be significantly impacted by changes to our customers’ business and their business models.
From a sales channel perspective, net revenues generated from OEM customers were approximately 75% of net revenues and sales through distribution were approximately 25% for the three months ended December 31, 2006, compared to approximately 65% and approximately 35% for the three months ended January 1, 2006. The following chart details our net revenues by sales channel for the three months ended December 31, 2006, and January 1, 2006:

	Net Revenues by Sales Channel
	Three Months
	Ended	Percentage	Three Months Ended	Percentage
	December 31,	of Net	January 1,	of Net	Increase/	Percentage
(in thousands)	2006	Revenues	2006	Revenues	(Decrease)	Change

OEM	$90,666	75%	$71,611	65%	$19,055	27%
Distribution	30,752	25%	38,563	35%	(7,811)	(20%)
Other	(28)	—	94	—	(122)	(130%)

Total net revenues	$121,390	100%	$110,268	100%	$11,122	10%

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

For the three months ended December 31, 2006, domestic net revenues decreased by approximately $7.7 million from $58.8 million to $51.1 million, and international net revenues increased by approximately $18.9 million from $51.5 million to $70.3 million, compared to the three months ended January 1, 2006. The following chart details our net domestic and international revenues based on billed-to location for the three months ended December 31, 2006 and January 1, 2006:

	Net Domestic and International Revenues
	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	December 31,	of Net	January 1,	of Net	Increase/	Percentage
(in thousands)	2006	Revenues	2006	Revenues	(Decrease)	Change

Domestic	$51,061	42%	$58,816	53%	$(7,755)	(13%)
Pacific Rim	19,352	16%	12,865	12%	6,487	50%
Europe and rest of the world	50,977	42%	38,587	35%	12,390	32%

Total net revenues	$121,390	100%	$110,268	100%	$11,122	10%

We believe the decrease in net domestic revenue was due to higher revenues of HSP products being sourced by our customers to their locations outside of the United States. However, as we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.
Gross Profit. Cost of sales includes the cost of production of finished products, amortization expense related to core technology and developed technology intangible assets as well as support costs and other expenses related to inventory management, manufacturing quality, and order fulfillment. Approximately $7.3 million and $3.6 million of amortization of technology intangible assets were included in cost of sales for the three months ended December 31, 2006 and January 1, 2006, respectively. Approximately $0.2 million and $0.3 million of share-based compensation expense were included in cost of sales for the three months ended December 31, 2006 and January 1, 2006, respectively. Approximately $1.9 million related to the mark-up to fair value on inventory acquired in the Sierra Logic acquisition and subsequently sold, as required by Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” was included in cost of sales for the three months ended December 31, 2006. In addition, the Company recorded an approximately $2.5 million charge for excess and obsolete inventory associated with older generation multi-chip 2Gb/s HSP’s in the three months ended December 31, 2006. Gross margin decreased to approximately 54% for the three months ended December 31, 2006, from approximately 59% for the three months ended January 1, 2006, primarily due to the previously mentioned charge resulting from the Sierra Logic acquisition. Notwithstanding this current period charge, the Company anticipates gross margin will trend down over time as lower gross margin products such as mezzanine cards for blade servers and embedded storage products become a bigger portion of our business.
Engineering and Development. Engineering and development expenses consisted primarily of salaries and related expenses for personnel engaged in the design, development, and technical support of our products. These expenses included third-party fees paid to consultants, prototype development expenses, and computer service costs related to supporting computer tools used in the engineering and design process. Engineering and development expenses increased approximately $7.3 million, or 33%, to approximately $29.6 million for the three months ended December 31, 2006 compared to approximately $22.3 million for the three months ended January 1, 2006. This represents approximately 24% and 20% of net revenues for the three months ended December 31, 2006 and January 1, 2006, respectively. Approximately $3.6 million and $2.2 million of share-based compensation expense was included in engineering and development costs for the three months ended December 31, 2006 and January 1, 2006, respectively. The remaining net increase was mainly due to an increase in engineering headcount and other engineering expenses of approximately $3.2 million and $2.4 million as a result of the acquisitions of Aarohi on May 1, 2006 and Sierra Logic on October 2, 2006, respectively. The Company will continue to invest in engineering and development activities and anticipates expenditures will continue to grow in absolute dollars in this area.
Selling and Marketing. Selling and marketing expenses consisted primarily of salaries, commissions, and related expenses for personnel engaged in the marketing and sales of our products, as well as trade shows, product literature, promotional support costs, and other advertising related costs. Selling and marketing expenses increased approximately $2.7 million, or 29%, to approximately $11.9 million for the three months ended December 31, 2006 compared to approximately $9.3 million for the three months ended January 1, 2006. This represents approximately 10% and 8% of net revenues for the three months ended December 31, 2006 and January 1, 2006, respectively. Approximately $1.5 million and $1.2 million of share-based compensation expense was included in selling and marketing costs for the three months ended December 31, 2006 and January 1, 2006, respectively. The remaining increase was mainly due to an increase in selling and marketing headcount and other selling and marketing expenses of approximately $0.6 million and $0.5 million as a result of the acquisitions of Aarohi on May 1, 2006 and Sierra

Logic on October 2, 2006, respectively, expenses related to re-branding of the Company of approximately $0.4 million, and various other selling and marketing expenses. The Company will continue to target advertising, market promotions, and increased brand awareness of our new and existing products in an effort to provide overall revenue growth and thus, expect selling and marketing expenditures to grow in absolute dollars.
General and Administrative. General and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees, and other corporate expenses. General and administrative expenses increased approximately $2.0 million, or 33%, to approximately $7.9 million for the three months ended December 31, 2006 compared to approximately $5.9 million for the three months ended January 1, 2006. This represents approximately 7% and 5% of net revenues for the three months ended December 31, 2006 and January 1, 2006, respectively. Approximately $2.2 million and $2.1 million of share-based compensation expense were included in general and administrative costs for the three months ended December 31, 2006 and January 1, 2006, respectively. The remaining net increase was mainly due to an increase in general and administrative headcount and various other general and administrative expenses of approximately $0.3 million and $0.3 million as a result of the acquisitions of Aarohi on May 1, 2006, and Sierra Logic on October 2, 2006, respectively, outside services of approximately $0.6 million, and lower various other general and administrative expenses for the three months ended January 1, 2006, of approximately $0.7 million.
Amortization of Intangible Assets. Amortization of intangible assets includes the amortization of intangible assets such as patents, customer relationships, trade names, and covenants not-to-compete with estimable lives. For the three months ended December 31, 2006, amortization of other intangible assets related to the October 2006 acquisition of Sierra Logic, the May 2006 acquisition of Aarohi, and the November 2003 acquisition of Vixel Corporation (Vixel). Amortization of other intangible assets increased approximately $1.4 million, or 52%, to approximately $4.1 million for the three months ended December 31, 2006, compared to approximately $2.7 million for the three months ended January 1, 2006. This represents approximately 3% of net revenues for both the three months ended December 31, 2006 and January 1, 2006. The increase was due to the amortization of other intangible assets resulting from the Sierra Logic and Aarohi acquisitions.
In-Process Research and Development. The Company accounted for the acquisition of Sierra Logic under the purchase method of accounting in accordance with SFAS No. 141 and recorded approximately $22.4 million for purchased in-process research and development expense (IPR&D) during three months ended December 31, 2006. The reversal of approximately $0.8 million of IPR&D expense for the Aarohi acquisition during the three months ended December 31, 2006, was related to previously accrued contingent consideration tied to certain performance targets that were not met. There may be future adjustments to IPR&D related to the Sierra Logic and Aarohi acquisitions as the purchase price allocation is being finalized.
Nonoperating Income, net. Nonoperating income, net, consisted primarily of interest income, interest expense, and other non-operating income and expense items. Our nonoperating income, net, increased approximately $0.9 million, or 23%, to approximately $5.1 million for the three months ended December 31, 2006 compared to approximately $4.2 million for the three months ended January 1, 2006. The net increase was mainly due to increased interest income as a result of higher interest rates of approximately $0.6 million. We anticipate nonoperating income, net, to decrease in the future due to the decrease in investments resulting from the acquisition of Sierra Logic on October 2, 2006, and the repurchase of the outstanding convertible subordinated notes in December 2006.
Income Taxes. Income taxes decreased approximately $5.8 million, or 50%, to approximately $5.9 million for the three months ended December 31, 2006 compared to approximately $11.6 million for the three months ended January 1, 2006. The change in the effective tax rate between periods was mainly due to the nondeductible Sierra Logic IPR&D of approximately $22.4 million that was partially offset by research tax credits in the three months ended December 31, 2006 as a result of the U.S. Federal Government enacting the Research Tax Credit into law on December 20, 2006, to retroactively extend the Research Tax Credit to the end of calendar 2007. The Research Tax Credit had previously expired at the end of calendar 2005.
Six months ended December 31, 2006, compared to six months ended January 1, 2006
Net Revenues. Net revenues of fiscal 2007 ended December 31, 2006, increased by approximately $9.1 million, or 4%, to approximately $223.7 million, compared to approximately $214.6 million for the comparable period of fiscal 2006.

From a product line perspective, net revenues generated from our HSPs for the six months ended December 31, 2006 and January 1, 2006, represented the majority of all of our net revenues. The following chart details our net revenues by product line for the six months ended December 31, 2006 and January 1, 2006:

	Net Revenues by Product Line
	Six Months		Six Months
	Ended	Percentage	Ended	Percentage
	December 31,	of Net	January 1,	of Net	Increase/	Percentage
(in thousands)	2006	Revenues	2006	Revenues	(Decrease)	Change

Host Server Products	$176,762	79%	$183,393	85%	$(6,631)	(4%)
Embedded Storage Products	46,096	21%	29,533	14%	16,563	56%
Intelligent Network Products	—	—	—	—	—	—
Other	850	—	1,721	1%	(871)	(51%)

Total net revenues	$223,708	100%	$214,647	100%	$9,061	4%

Our HSPs mainly consist of our LightPulse and other HSP products which are sold at board level and as ASICs. The decrease in our HSP net revenue for the six month period ended December 31, 2006, compared to the six month period ended January 1, 2006, was mainly due to a decrease of approximately 14% in average selling price (ASP) of our LightPulse products partially offset by an increase in units shipped of approximately 12%.
Our ESPs mainly consist of our InSpeed and Sierra Logic products. The increase in our ESP net revenue was mainly due to revenues from certain Sierra Logic products (acquisition was completed on October 2, 2006) and an increase of approximately 161% in units shipped of our InSpeed and other ESP products partially offset by a decrease of ASP of approximately 33%.
Our INPs mainly consist of iSCSI and FCIP-based SAN routers and the Aarohi Communications, Inc. (Aarohi) products. Brocade announced on January 29, 2007 that it has merged with McDATA, thus creating a potential decline in the level of forecasted sales of Aarohi products. Our Other category mainly consists of legacy and other products.
In addition to direct sales, some of our larger OEM customers purchased or marketed products indirectly through distributors, resellers or other third parties. If these indirect sales are purchases of customer-specific models, we are able to track these sales. However, if these indirect sales are purchases of our standard models, we are not able to distinguish them by OEM customer. Customers whose direct net revenues, or total direct and indirect net revenues (including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties), exceeded 10% of our net revenues were as follows:

	Net Revenues by Major Customers
	Direct Revenues		Total Direct and Indirect Revenues (2)
	Six Months	Six Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006

Net revenue percentage (1) :
OEM:
EMC	—	—	18%	25%
Hewlett-Packard	13%	10%	13%	10%
IBM	24%	29%	25%	29%
Other:
Info X	17%	23%	—	—

(1)	Amounts less than 10% are not presented.

(2)	Customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.

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

	Net Revenues by Sales Channel
	Six Months
	Ended	Percentage	Six Months Ended	Percentage
	December 31,	of Net	January 1,	of Net	Increase/	Percentage
(in thousands)	2006	Revenues	2006	Revenues	(Decrease)	Change

OEM	$158,243	71%	$133,363	62%	$24,880	19%
Distribution	65,362	29%	81,181	38%	(15,819)	(19%)
Other	103	—	103	—	—	—

Total net revenues	$223,708	100%	$214,647	100%	$9,061	4%

For the six months ended December 31, 2006, domestic net revenues decreased by approximately $11.3 million from $116.1 million to $104.8 million, and international net revenues increased by approximately $20.4 million from $98.5 million to $118.9 million, compared to the six months ended January 1, 2006. The following chart details our net domestic and international revenues based on billed-to location for the six months ended December 31, 2006 and January 1, 2006:

	Net Domestic and International Revenues
	Six Months		Six Months
	Ended	Percentage	Ended	Percentage
	December 31,	of Net	January 1,	of Net	Increase/	Percentage
(in thousands)	2006	Revenues	2006	Revenues	(Decrease)	Change

Domestic	$104,800	47%	$116,143	54%	$(11,343)	(10%)
Pacific Rim	32,592	14%	28,957	14%	3,635	13%
Europe and rest of the world	86,316	39%	69,547	32%	16,769	24%

Total net revenues	$223,708	100%	$214,647	100%	$9,061	4%

We believe the decrease in net domestic revenue was due to higher revenues of HSP products being sourced by our customers to their locations outside of the United States. However, as we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.
Gross Profit. Cost of sales includes the cost of production of finished products, amortization expense related to core technology and developed technology intangible assets as well as support costs and other expenses related to inventory management, manufacturing quality, and order fulfillment. Approximately $11.2 million and $7.3 million of amortization of technology intangible assets were included in cost of sales for the six months ended December 31, 2006 and January 1, 2006, respectively. Approximately $0.4 million and $0.3 million of share-based compensation expense were included in cost of sales for the six months ended December 31, 2006 and January 1, 2006, respectively. Approximately $1.9 million related to the mark-up to fair value on inventory acquired in the Sierra Logic acquisition and subsequently sold, as required by SFAS No. 141, was included in cost of sales for the six months ended December 31, 2006. In addition, the Company recorded an approximately $2.5 million charge for excess and obsolete inventory associated with older generation multi-chip 2Gb/s HSP’s in the six months ended December 31, 2006. Gross margin decreased to approximately 57% for the six months ended December 31, 2006 from approximately 59% for the six months ended January 1, 2006, primarily due to the previously mentioned charge resulting from the Sierra Logic acquisition. Notwithstanding this current period charge, the Company anticipates gross margin will trend down over time as lower gross margin products such as mezzanine cards for blade servers and embedded storage products become a bigger portion of our business.
Engineering and Development. Engineering and development expenses consisted primarily of salaries and related expenses for personnel engaged in the design, development, and technical support of our products. These expenses included third-party fees paid to consultants, prototype development expenses, and computer service costs related to supporting computer tools used in the engineering and design process. Engineering and development expenses increased approximately $10.7 million, or 24%, to approximately $54.9 million for the six months ended December 31, 2006 compared to approximately $44.2 million for the six months ended January 1, 2006. This represents approximately 25% and 21% of net revenues for the six months ended December 31, 2006 and January 1, 2006, respectively. Approximately $6.3 million and $4.1 million of share-based compensation expense was included in engineering and development costs for the six months ended December 31, 2006 and January 1, 2006, respectively. The remaining net increase was mainly due to an increase in engineering headcount and other engineering expenses of approximately $5.9 million and $2.4 million as a result of the acquisitions of Aarohi on May 1, 2006 and Sierra Logic on October 2, 2006, respectively. The Company will continue to invest in engineering and development activities and anticipates expenditures will continue to grow in absolute dollars in this area.
Selling and Marketing. Selling and marketing expenses consisted primarily of salaries, commissions, and related expenses for personnel engaged in the marketing and sales of our products, as well as trade shows, product literature, promotional support costs, and other advertising related costs. Selling and marketing expenses increased approximately $4.9 million, or 29%, to approximately $22.1 million for the six months ended December 31, 2006 compared to approximately $17.2 million for the six months ended January 1, 2006. This represents approximately 10% and 8% of net revenues for the six months ended December 31, 2006 and January 1, 2006, respectively. Approximately $2.9 million and $2.3 million of share-based compensation expense were included in selling and marketing costs for the six months ended December 31, 2006 and January 1, 2006, respectively. The remaining net increase was mainly due to an increase in selling and marketing headcount and other selling and marketing expenses of approximately $1.1 million and $0.5 million as a result of the acquisitions of Aarohi on May 1, 2006, and Sierra Logic on October 2, 2006, respectively, expenses related to re-branding of the Company of approximately $0.5 million, and various other selling and marketing expenses. The Company will continue to target advertising, market promotions, and increased brand awareness of our new and existing products in an effort to provide overall revenue growth and thus, expect selling and marketing expenditures to grow in absolute dollars.

General and Administrative. Ongoing general and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees, and other corporate expenses. General and administrative expenses increased approximately $2.2 million, or 18%, to approximately $14.0 million for the six months ended December 31, 2006 compared to approximately $11.8 million for the six months ended January 1, 2006. This represents approximately 6% of net revenues for both the six months ended December 31, 2006 and January 1, 2006. Approximately $3.9 million of share-based compensation expense were included in general and administrative costs for both the six months ended December 31, 2006 and January 1, 2006. The remaining net increase was primarily due to an increase in general and administrative headcount and various other general and administrative expenses of approximately $0.6 million and $0.3 million as a result of the acquisitions of Aarohi on May 1, 2006 and Sierra Logic on October 2, 2006, respectively, outside services of approximately $0.7 million, and various other general and administrative expenses.
Amortization of Intangible Assets. Amortization of intangible assets includes the amortization of intangible assets such as patents, customer relationships, trade names, and covenants not-to-compete with estimable lives. For the six months ended December 31, 2006, amortization of other intangible assets related to the October 2006 acquisition of Sierra Logic, the May 2006 acquisition of Aarohi, and the November 2003 acquisition of Vixel Corporation (Vixel). Amortization of other intangible assets increased approximately $1.5 million, or 28%, to approximately $7.0 million compared to approximately $5.5 million for the six months ended January 1, 2006. This represents approximately 3% of net revenues for both the six months ended December 31, 2006 and January 1, 2006. The net increase was primarily due to the amortization of other intangible assets resulting from the Sierra Logic and Aarohi acquisitions. Furthermore, the Company expects a continued increase in amortization expense due to the timing of these acquisitions.
In-Process Research and Development. The Company accounted for the acquisition of Sierra Logic under the purchase method of accounting in accordance with SFAS No. 141, and recorded approximately $22.4 million for purchased IPR&D during six months ended December 31, 2006. The reversal of approximately $1.8 million of IPR&D expense for the Aarohi acquisition during the six months ended December 31, 2006, was related to previously accrued contingent consideration tied to certain performance targets that were not met. There may be future adjustments to IPR&D related to the Sierra Logic and Aarohi acquisitions as the purchase price allocations are being finalized.
Nonoperating Income, net. Nonoperating income, net consisted primarily of interest income, interest expense and other non-operating income and expense items. Our nonoperating income, net increased approximately $5.5 million, or 75%, to approximately $12.7 million for the six months ended December 31, 2006 compared to approximately $7.3 million for the six months ended January 1, 2006. The net increase was mainly due to increased interest income as a result of higher interest rates of approximately $4.3 million. We anticipate nonoperating income, net, to decrease in the future due to the decrease in investments resulting from the acquisition of Sierra Logic on October 2, 2006 and the repurchase of the outstanding convertible subordinated notes in December 2006.
Income Taxes. Income taxes decreased approximately $6.2 million, or 28%, to approximately $16.2 million for the six months ended December 31, 2006 compared to approximately $22.4 million for the six months ended January 1, 2006. The change in the effective tax rate between periods was mainly due to the nondeductible Sierra Logic IPR&D of approximately $22.4 million that was partially offset by research tax credits in the six months ended December 31, 2006 as a result of the U.S. Federal Government enacting the Research Tax Credit into law on December 20, 2006, to retroactively extend the Research Tax Credit to the end of calendar 2007 which had previously expired at the end of calendar 2005.
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
Revenue Recognition. We generally recognize revenue at the time of shipment when title and risk of loss have passed, evidence of an arrangement has been obtained, pricing is fixed or determinable, and collectibility has been reasonably assured (Basic Revenue Recognition Criteria). We make certain sales through 2 tier distribution channels and have various distribution agreements with selected distributors and Master Value Added Resellers (collectively, the Distributors). These distribution agreements may be terminated upon written notice by either party. Additionally, these Distributors are generally given privileges to return a portion of inventory and to participate in price protection and cooperative marketing programs. Therefore, we recognize revenue on our standard products sold to our Distributors based on data received from the Distributors and management’s estimates to approximate the point that these products have been resold by the Distributors. OEM-specific models sold to our Distributors are governed under the related OEM agreements rather than under these distribution agreements. We recognize revenue at the time of shipment to the Distributors when the Basic Revenue Recognition Criteria have been met. Additionally, we maintain accruals and allowances for price protection and various other marketing programs. Moreover, we account for these incentive programs in accordance with Emerging Issues Task Force (EITF) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” Accordingly, we classify the costs of these programs based on the benefit received, if applicable, as either a reduction of revenue, a cost of sale, or an operating expense.
We sell certain software products, related post-contract customer support (PCS), and engineering services that are accounted for in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition.” Revenue is allocated to each element based upon vendor-specific objective evidence (VSOE) of the fair value of the element. VSOE of the fair value is based on the price charged when the element is sold separately. Revenue allocated to each element is then recognized when the criteria in SOP 97-2 are met for each element. If we are unable to determine VSOE of fair value for PCS, the entire amount of revenue from the arrangement is deferred and recognized ratably over the applicable service period. Amounts accounted for in accordance with SOP 97-2 have not yet been significant, but could be material in the future.
Amounts billed or payments received in advance of revenue recognition are recorded as deferred revenue.
Warranty. We provide a warranty of between one and five years on our products. We record a provision for estimated warranty related costs at the time of sale based on historical product return rates and management’s estimates of expected future costs to fulfill our warranty obligations. We evaluate our ongoing warranty obligation on a quarterly basis.
Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts based upon historical write-offs as a percentage of net revenues and management’s review of outstanding accounts receivable. Amounts due from customers are charged against the allowance for doubtful accounts when management believes that collectibility of the amount is unlikely. Although we have not historically experienced significant losses on accounts receivable, our accounts receivable are concentrated with a small number of customers. Consequently, any write-off associated with one of these customers could have a significant impact on our allowance for doubtful accounts and results of operations.
Intangible assets and Other Long-Lived Assets. Intangible assets resulting from the acquisitions of Sierra Logic, Aarohi, and Vixel are carried at cost less accumulated amortization. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets, ranging from three months to seven years. Furthermore, periodically we assess whether our long-lived assets including intangible assets, should be tested for recoverability whenever events or circumstances indicate that their carrying value may not be recoverable. The amount of impairment, if any, is measured based on fair value, which is determined using projected discounted future operating cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.

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
Income Taxes. We account for income taxes using the asset and liability method, under which we recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We regularly review historical and anticipated future pre-tax results of operations to determine whether we will be able to realize the benefit of our deferred tax assets. A valuation allowance is required to reduce the potential deferred tax asset when it is more likely than not that all or some portion of the deferred tax asset will not be realized due to the lack of sufficient taxable income. As of December 31, 2006, we have a valuation allowance of approximately $0.7 million established against capital loss carryforwards. The Company establishes reserves for tax contingencies that are not probable of being sustained if examined by the taxing authority.
Stock-Based Compensation. We account for our stock-based awards to employees and non-employees using the fair value method as required by Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment.” We used the modified prospective transition method when we adopted SFAS 123R in the prior year which provides for only the current and future period stock-based awards to be measured and recognized at fair value. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. The measurement of stock-based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk free interest rate, and award forfeiture rate. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. If there is a difference between the forfeiture assumptions used in determining stock-based compensation costs and the actual forfeitures, which become known over time, the Company may change the input factors used in determining stock-based compensation costs. These changes may materially impact the Company’s results of operations in the period such changes are made. Please see note 8 in the accompanying notes to condensed consolidated financial statements contained elsewhere herein for additional information and related disclosures.
Goodwill. The Company accounts for goodwill in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill not be amortized but instead be tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets might be impaired. Management considers the Company as a whole to be its reporting unit for purposes of testing for impairment. This impairment test is performed annually during the fiscal fourth quarter.
A two-step test is used to identify the potential impairment and to measure the amount of goodwill impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill.

Liquidity and Capital Resources
At December 31, 2006 we had approximately $309.1 million in working capital and approximately $269.2 million in cash and cash equivalents, current investments, long-term investments, and $24.3 million of restricted cash placed in escrow which, is included in other assets. At July 2, 2006, we had approximately $405.0 million in working capital and approximately $598.4 million in cash and cash equivalents, current investments and long-term investments. The decrease in working capital and cash and cash equivalents, restricted cash, current investments and long-term investments was mainly due to the completion of the Sierra Logic acquisition on October 2, 2006 and the extinguishment of the 0.25% convertible subordinated notes in December 2006. We have primarily funded our cash needs from operations. As part of our commitment to the growth and diversification of storage networking infrastructure solutions, we will continue to, and currently plan to invest in research and development, sales and marketing, and capital equipment in order to achieve our goal.
We believe that our existing cash and cash equivalent balances, investments, and anticipated cash flows from operating activities will be sufficient to support our working capital needs, capital expenditure requirements, debt obligations, and our growth and diversification strategy for at the least the next 12 months. We currently do not have any outstanding lines of credit or other borrowings.
Cash provided by operating activities during the six months ended December 31, 2006 was approximately $61.3 million compared to the six months ended January 1, 2006 of approximately $62.6 million. The net decrease in cash provided by operations was primarily a result of the lower net income for the six months ended December 31, 2006.
Investing activities yielded approximately $55.0 million of cash during the six months ended December 31, 2006 compared to cash used of approximately $51.8 million for the six months ended January 1, 2006. The current period addition to cash from investing activities was mainly due to timing of maturities of investments, net, of approximately $224.3 million, which were not reinvested, partially offset by the acquisition of Sierra Logic for approximately $134.4 million. In conjunction with this acquisition on October 2, 2006, the Company was required to pay approximately $24.3 million into escrow and upon resolution of the required terms of the escrow agreement, the funds will be disbursed from the escrow account.
Cash used by financing activities for the six months ended December 31, 2006 was approximately $226.2 million compared to cash provided of approximately $11.1 million for the six months ended January 1, 2006. The current period usage of cash was primarily due to the extinguishment of the 0.25% convertible subordinated notes in December 2006 of approximately $236.0 million.
We have disclosed outstanding legal proceedings in note 7 to our condensed consolidated financial statements. Currently, we believe the final resolution of outstanding litigation will not have a material adverse effect on the Company’s liquidity or capital resources.
The following summarizes our contractual obligations as of December 31, 2006, and the effect such obligations are expected to have on our liquidity in future periods:

	Payments Due by Period
	(in thousands)
		Remaining
	Total	2007	2008	2009	2010	2011	Thereafter

Leases	$12,602	$1,646	$2,656	$2,509	$2,417	$2,436	$938
Inventory purchase commitments	41,797	41,797	—	—	—	—	—
Other commitments	1,344	1,344	—	—	—	—	—

Total	$55,743	$44,787	$2,656	$2,509	$2,417	$2,436	$938

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
As of December 31, 2006, our investment portfolio consisted primarily of fixed income securities of approximately $149.8 million. We have the positive intent and ability to hold these securities to maturity. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of December 31, 2006, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows. However, if interest rates decreased and securities within our portfolio matured and were re-invested in securities with lower interest rates, interest income would decrease in the future. In addition, the Company has invested approximately $5.0 million in an early stage, privately-held company accounted for under the cost method.
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
At the Settlement Fairness Hearing held on April 24, 2006, the court raised the following primary issues: (1) the (possible) change in value of the settlement since preliminary approval, and whether the benefits of the settlement should be evaluated at the time of approval or at the time of negotiation; (2) how the class certification argument before the Second Circuit Court of Appeals could or would affect the fairness of the settlement; (3) how to evaluate the intangible benefits of the settlement to the class members; and (4) how to value the $1 billion guarantee (for the consolidated litigation involving Vixel and 297 other Issuers) by insurers in the stipulation and agreement of settlement in light of the underwriters’ potential future settlements. The Court did not rule on April 24, 2006 on the motion for final approval or objections. On June 6, 2006, the Second Circuit Court of Appeals held oral arguments on the appeal by the Underwriters of Judge Scheindlin’s class certification decision. On or about July 17, 2006, Emulex assigned to the class action plaintiffs any IPO claims Emulex (Vixel) has against RBC Dain Rauscher in the IPO litigation, as required by the settlement agreement. On December 5, 2006, the Second Circuit Court of Appeals issued a decision reversing Judge Scheindlin’s class certification decision. On December 14, 2006, Judge Scheindlin issued an order to stay all proceedings pending a decision from the Second Circuit on whether it will hear further argument. On about January 6, 2007, Emulex assigned to the class action plaintiffs any IPO claims Emulex (Vixel) has against The Bear Stearns Companies Inc. and Bear Stearns & Co. Inc. in the IPO litigation, as required by the settlement agreement. The Company believes the final resolution of this litigation will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
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
Our acquisition of Aarohi Communications, Inc. on May 1, 2006, as well as our recent acquisition of Sierra Logic, Inc. on October 2, 2006, involve numerous risks which may have a material adverse effect on our business and operating results.
Our acquisitions of Aarohi Communications, Inc. (Aarohi) and Sierra Logic, Inc. (Sierra Logic) involve numerous risks, including, but not limited to:
•	difficulties and expenses in assimilating and retaining employees, including integrating teams that have not previously worked together;

•	difficulties in creating and maintaining uniform standards, controls, procedures, and policies;

•	different geographic locations of the principal operations of Emulex, Aarohi and Sierra Logic and difficulties relating to management of the former Aarohi operations and personnel in India;

•	currency conversion exposure for payroll and other expenses of Aarohi’s principal product development facility in Bengaluru, India;

•	difficulties in attaining cost efficiencies in Aarohi’s product development facility in Bengaluru, India;

•	potential adverse reactions of existing customers and strategic relationship partners; and

•	difficulties with integrating acquired technology into our existing technology in a timely and efficient manner that would allow us to fully realize the benefits of this acquisition.
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

Certain INP revenue generating activities to date have been limited and therefore are expected to further dilute the Company’s earnings until new product revenues grow to a level sufficient to offset expenses, which timing the Company is unable to predict. Brocade announced on January 29, 2007 that it has merged with McDATA, thus creating a potential decline in the level of forecasted sales of Aarohi products.
A downturn in information technology spending in general, or spending on computer and storage systems in particular, could adversely affect our revenues and results of operations.
The demand for our network storage products has been driven by the demand for high performance storage networking products and solutions that support enterprise computing applications, including on-line transaction processing, data mining, data warehousing, multimedia, and Internet applications. Any significant downturn in demand for such products, solutions, and applications, could adversely affect our business, results of operations, and financial condition. The adverse effects of any sustained downturn in information technology spending on our operating results may be exacerbated by our research and development investments, strategic investments and merger and acquisition activity, as well as customer service and support, which are expected to continue despite any such downturn.
A significant portion of our business depends upon the continued growth of the storage networking market, and our business will be adversely affected if such growth does not occur or occurs more slowly than we anticipate.
The size of our potential market is largely dependent on the overall demand for storage in general, and in particular upon the broadening acceptance of our storage networking technologies. We believe that our investment in multi- protocol solutions that address the high performance needs of the storage networking market provides the greatest opportunity for our revenue growth and profitability for the future. However, the market for storage networking products may not gain broader acceptance and customers may choose alternative technologies that we are not investing in, and/or products supplied by other companies. Interest continues for other storage networking technologies such as iSCSI, which may satisfy some I/O connectivity requirements through standard Ethernet adapters and software at little to no incremental cost to end users, or through iSCSI HBAs that provide bundled offload engine hardware and software. Such iSCSI solutions compete with our Host Server Products, particularly in the low end of the market. In addition, other technologies such as port by pass circuits (PBC’s) and SAS may compete with our Embedded Storage Products in the future, and we may not be able to develop products fast enough, or cost effective enough to compete in this market. Furthermore, since our products are sold as parts of integrated systems, demand for our products is driven by the demand for these integrated systems, including other companies’ complementary products. A lack of demand for the integrated systems or a lack of complementary products required for these integrated systems to be deployed could have a material adverse effect on our business, results of operations, and financial condition. If the storage networking market does not grow, or grows more slowly than we anticipate, attracts more competitors than we expect, as discussed below, or if our products do not achieve continued market acceptance, our business, results of operations, and financial condition could be materially adversely affected.
Because a significant portion of our revenues are generated from sales to a limited number of customers, none of which are the subject of exclusive or long-term contracts, the loss of one or more of these customers, or our customers’ failure to make timely payments to us, could adversely affect our business.
We rely almost exclusively on OEMs and sales through distribution channels for our revenue. For the three and six month periods ended December 31, 2006, we derived approximately 75% and 71% of our net revenues from sales to OEM customers and approximately 25% and 29% from sales through distribution, respectively. Furthermore, as some of our sales through distribution channels consist of OEM products, OEM customers effectively generated more than 90% and 89% of our revenue for the three and six month periods ended December 31, 2006, respectively. We may be unable to retain our current OEM and distributor customers or to recruit additional or replacement customers.

Although we have attempted to expand our base of customers, including customers for embedded storage products, we believe our revenues in the future will continue to be similarly derived from a limited number of customers. In addition, both Aarohi and Sierra Logic targeted many of the same customers, thereby increasing our concentration with these customers. As a result, to the extent that sales to any of our significant customers do not increase in accordance with our expectations or are reduced or delayed, our business, results of operations, and financial condition could be materially adversely affected.
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
Alternative legacy technologies such as SCSI and Port Bypass Circuits (PBCs) compete with our Fibre Channel I/O and embedded storage products, respectively, for customers. Our success depends in part on our ability and on the ability of our OEM customers to develop storage networking solutions that are competitive with these alternative legacy technologies. Additionally, in the future other technologies that we are not currently developing may evolve to address the storage networking applications currently served by our Fibre Channel product line today, reducing our market opportunity.
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
Our revenues and results of operations have varied on a quarterly basis in the past and may vary significantly in the future. Accordingly, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful, and you should not rely on such comparisons as indications of our future performance. We may be unable to maintain our current levels of growth or profitability in the future. Our revenues and results of operations are difficult to forecast and could be adversely affected by many factors, including, but not limited to:
•	changes in the size, mix, timing and terms of OEM and other customer orders;

•	changes in the sales and deployment cycles for our products and/or desired inventory levels for our products;

•	acquisitions or strategic investments by our customers, competitors or the Company;

•	timing and market acceptance of new or enhanced product introductions by us, our OEM customers and/or competitors;

•	market share losses or difficulty in gaining incremental market share growth;

•	fluctuations in product development, procurement, resource utilization and other operating expenses;

•	component shortages;

•	reduced demand from our customers if there is a shortage of, or difficulties in acquiring, components or other products, such as Fibre Channel or SATA disk drives and optical modules, used in conjunction with our products in the deployment of systems;

•	inability of our electronics manufacturing service providers to produce and distribute our products in a timely fashion;

•	difficulties with updates, changes or additions to our information technology systems;

•	breaches of our network security, including viruses;

•	changes in general social and economic conditions, including but not limited to natural disasters, terrorism, public health and slower than expected market growth, with resulting changes in customer technology budgeting and spending;

•	changes in technology, industry standards or consumer preferences;

•	seasonality; and

•	changes in our accounting or other policies resulting from the adoption of new laws, regulations or pronouncements.
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
We supply three families of HBAs that target separate high-end, midrange and SMB markets. Historically, the majority of our storage networking revenue has come from our high-end server and storage solutions. In the future, increased revenues are expected to come from SMB and midrange server and storage solutions, which have lower average selling prices. If customers elect to utilize lower end HBAs in higher end environments or applications, our business could be negatively affected.

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
Certain of our software (as well as that of our customers) may be derived from so-called “open source” software that is generally made available to the public by its authors and/or other third parties. Such open source software is often made available to us under licenses, such as the GNU General Public License, or GPL, which impose certain obligations on us in the event we were to distribute derivative works of the open source software. These obligations may require us to make source code for the derivative works available to the public, and/or license such derivative works under a particular type of license, rather than the forms of licenses customarily used to protect our intellectual property. In the event the copyright holder of any open source software were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be required to release the source code of that work to the public and/or stop distribution of that work.
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
For the three and six month periods ended December 31, 2006, sales in the United States accounted for approximately 42% and 47% of our total net revenues, sales in the Pacific Rim countries accounted for approximately 16% and 14%, and sales in Europe and the rest of the world accounted for approximately 42% and 39% of our total net revenues, respectively, based on bill-to address. We expect that our sales will be similarly distributed for the foreseeable future. However, because we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our sales may not be reflective of the geographic mix of end-user demand or installations. All of our sales are currently denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. Additionally, a significant portion of our products is produced at our EMS providers’ production facilities in Spain, Mexico, and Malaysia. As a result, we are subject to the risks inherent in international operations. Our international business activities could be affected, limited or disrupted by a variety of factors, including, but not limited to:
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
The stock market in general and the stock prices in technology based companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. For example, during calendar year 2006, the sales price of our common stock ranged from a low of $14.32 per share to a high of $21.55 per share. Factors that could have a significant impact on the market price of our stock include, but are not limited to, the following:
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
Our corporate offices and principal product development facilities are located in regions that are subject to earthquakes and other natural disasters.
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

Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of stockholders of the Company was held on November 30, 2006. There were 85,966,242 shares of the Company’s common stock issued, outstanding and entitled to vote at the meeting as of October 9, 2006, the record date. Proxies representing 79,081,247 common shares were received and tabulated. Four proposals were voted on at this meeting. First, the following members were elected to the Company’s Board of Directors to hold office for the ensuing year:

Nominee	In Favor	Withheld
Fred B. Cox	75,944,190	3,137,057
Michael P. Downey	74,667,703	4,413,544
Bruce C. Edwards	77,423,452	1,657,795
Paul F. Folino	75,941,636	3,139,611
Robert H.Goon	75,897,241	3,184,006
Don M. Lyle	75,654,922	3,426,325
James M. McCluney	75,952,110	3,129,137
Dean A Yoost	77,611,449	1,469,798
The second proposal submitted to the stockholders of the Company was to ratify and approve the Company’s amended and restated 2005 Employee Incentive Plan, including an amendment to increase the number of shares of common stock reserved for issuance thereunder by 1,500,000. The proposal was approved with the following votes:

For	47,572,860
Against	14,417,270
Abstain	97,971
The third proposal submitted to the stockholders of the Company was to ratify and approve the Company’s amended and restated 1997 Stock Award Plan for Non-Employee Directors, including amendments which increase the number of shares of common stock reserved for issuance thereunder by 150,000 shares was approved with the following votes:

For	48,578,332
Against	13,394,725
Abstain	115,044
The fourth proposal submitted to the stockholders of the Company was to ratify the selection of KPMG LLP as the Company’s independent auditors for fiscal year 2007. This proposal was approved with the following votes:

For	78,301,635
Against	703,615
Abstain	75,996

Item 6. Exhibits

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit 3.3	Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 30, 2005).

Exhibit 3.4	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.1	Rights Agreement dated January 19, 1989, as amended (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.2	Certificate regarding extension of Final Expiration Date of Rights Agreement dated January 18, 1999 (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-3, filed on May 17, 1999).

Exhibit 10.1	Emulex Corporation 2005 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A for its 2006 annual meeting of stockholders filed on October 30, 2006)

Exhibit 10.2	Emulex Corporation 1997 Stock Award Plan for Non-Employee Directors (incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A for its 2006 annual meeting of stockholders filed on October 30, 2006)

Exhibit 10.3	Key Employee Retention Agreement for James M. McCluney, as amended

Exhibit 10.4	Sierra Logic, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on October 5, 2006)

Exhibit 10.5	Form of Sierra Logic, Inc. Stock Option Agreement and Notice of Grant of Stock Option (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on October 5, 2006)

Exhibit 10.6	Form of Emulex Corporation Stock Option Assumption Documents for holders of options granted under the Sierra Logic, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed on October 5, 2006)

Exhibit 10.7	Form of Key Employee Retention Agreement for executive officers of Emulex Corporation or its subsidiaries

Exhibit 10.8	Standard Form Business Center Lease dated March 18, 2003, and its Amendment No. One, Addendum Two, and Addendum Three by and between Eureka Development Company LLC and Sierra Logic, Inc.

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: February 8, 2007

EMULEX CORPORATION
By:	/s/ James M. McCluney
James M. McCluney
Chief Executive Officer and President

By:	/s/ Michael J. Rockenbach
Michael J. Rockenbach
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit 3.3	Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 30, 2005).

Exhibit 3.4	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.1	Rights Agreement dated January 19, 1989, as amended (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.2	Certificate regarding extension of Final Expiration Date of Rights Agreement dated January 18, 1999 (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-3, filed on May 17, 1999).

Exhibit 10.1	Emulex Corporation 2005 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A for its 2006 annual meeting of stockholders filed on October 30, 2006)

Exhibit 10.2	Emulex Corporation 1997 Stock Award Plan for Non-Employee Directors (incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A for its 2006 annual meeting of stockholders filed on October 30, 2006)

Exhibit 10.3	Key Employee Retention Agreement for James M. McCluney, as amended

Exhibit 10.4	Sierra Logic, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on October 5, 2006)

Exhibit 10.5	Form of Sierra Logic, Inc. Stock Option Agreement and Notice of Grant of Stock Option (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on October 5, 2006)

Exhibit 10.6	Form of Emulex Corporation Stock Option Assumption Documents for holders of options granted under the Sierra Logic, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed on October 5, 2006)

Exhibit 10.7	Form of Key Employee Retention Agreement for executive officers of Emulex Corporation or its subsidiaries

Exhibit 10.8	Standard Form Business Center Lease dated March 18, 2003 and its Amendment No. One, Addendum Two, and Addendum Three by and between Eureka Development Company LLC and Sierra Logic, Inc.

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensation plan or arrangement.