Form 10-Q
period 2007-04-01
EMULEX CORP /DE/
filed 2007-05-11
CIK 350917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 1, 2007
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
Large accelerated filer ☑       Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 29, 2007, the registrant had 85,350,313 shares of common stock outstanding.

EMULEX CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	April 1,	July 2,
	2007	2006
Assets

Current assets:
Cash and cash equivalents	$70,107	$224,292
Investments	195,547	367,054
Accounts and other receivables, net of allowance for doubtful accounts of $1,903 and $1,908 as of April 1, 2007 and July 2, 2006, respectively	60,207	61,362
Inventories, net	27,702	22,414
Prepaid expenses and other assets	5,256	4,618
Deferred income taxes	26,313	27,814

Total current assets	385,132	707,554

Property and equipment, net	63,804	66,951
Investments	9,013	7,103
Goodwill	63,801	—
Intangible assets, net	117,425	77,765
Deferred income taxes	—	352
Other assets	24,988	432

Total assets	$664,163	$860,157

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$25,411	$17,847
Accrued liabilities	29,004	21,910
Income taxes payable	24,425	27,630
Current portion of convertible subordinated notes and capital lease obligation	16	235,177

Total current liabilities	78,856	302,564

Other liabilities	607	680
Capital lease obligation, net of current portion	61	—
Deferred income taxes	2,903	—

Total liabilities	82,427	303,244

Commitments and contingencies (note 7)

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	—	—
Common stock, $0.10 par value; 240,000,000 shares authorized; 85,852,569 and 84,455,809 issued at April 1, 2007 and July 2, 2006, respectively	8,585	8,446
Additional paid-in capital	1,026,339	979,893
Accumulated deficit	(415,144)	(431,416)
Accumulated other comprehensive income (loss)	6	(10)
Treasury stock, at cost; 2,089,278 and zero shares at April 1, 2007 and July 2, 2006, respectively	(38,050)	—

Total stockholders’ equity	581,736	556,913

Total liabilities and stockholders’ equity	$664,163	$860,157

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	April 1,	April 2,	April 1,	April 2,
	2007	2006	2007	2006
Net revenues	$120,211	$89,295	$343,919	$303,942
Cost of sales	49,626	35,923	146,353	123,084

Gross profit	70,585	53,372	197,566	180,858

Operating expenses:
Engineering and development	31,610	21,726	86,487	65,916
Selling and marketing	12,891	9,151	35,027	26,362
General and administrative	7,812	5,468	21,830	17,316
Amortization of other intangible assets	2,563	2,686	9,551	8,143
Impairment of other intangible assets	2,001	—	2,001	—
In-process research and development	(814)	—	19,825	—

Total operating expenses	56,063	39,031	174,721	117,737

Operating income	14,522	14,341	22,845	63,121

Nonoperating income, net:
Interest income	3,655	5,881	16,528	14,419
Interest expense	(41)	(620)	(1,185)	(1,866)
Other income, net	21	52	1,016	32

Total nonoperating income, net	3,635	5,313	16,359	12,585

Income before income taxes	18,157	19,654	39,204	75,706

Income tax provision	6,771	8,061	22,932	30,468

Net income	$11,386	$11,593	$16,272	$45,238

Net income per share:
Basic	$0.13	$0.14	$0.19	$0.54

Diluted	$0.13	$0.13	$0.19	$0.51

Number of shares used in per share computations:
Basic	84,667	84,075	84,796	83,764

Diluted	86,734	91,304	86,750	91,171

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended
	April 1,	April 2,
	2007	2006
Cash flows from operating activities:
Net income	$16,272	$45,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	13,188	12,162
Amortization of discount on convertible subordinated notes	823	1,347
Share-based compensation expense	21,327	15,433
Amortization of other intangible assets	28,072	19,083
In-process research and development	19,825	—
Impairment of other intangible assets	2,001	—
Loss on disposal of property and equipment	180	61
Deferred income taxes	(4,283)	745
Excess tax benefit from share-based compensation	(2,009)	(3,206)
Changes in assets and liabilities:
Accounts and other receivables	3,722	(9,224)
Inventories	(1,040)	6,026
Prepaid expenses and other assets	(608)	(747)
Accounts payable, accrued liabilities, and other liabilities	7,272	(9,807)
Income taxes payable	831	9,321

Net cash provided by operating activities	105,573	86,432

Cash flows from investing activities:
Proceeds from sale of property and equipment	16	3
Additions to property and equipment	(8,212)	(10,843)
Purchases of investments	(1,803,746)	(1,722,416)
Maturities of investments	1,978,318	1,651,456
Investment in privately-held company	(4,975)	—
Payments for purchase of Sierra Logic, Inc., net of cash acquired of $5,192	(134,188)	—
Restricted cash placed in escrow related to Sierra Logic, Inc. acquisition	(24,316)	—

Net cash provided by (used in) investing activities	2,897	(81,800)

Cash flows from financing activities:
Retirement of convertible subordinated notes	(236,000)	—
Retirement of debt assumed in conjunction with Sierra Logic, Inc. acquisition	(3,425)	—
Proceeds from issuance of common stock under stock plans	12,801	10,842
Excess tax benefit from share-based compensation expense	2,009	3,206
Purchase of treasury stock	(38,050)	—

Net cash (used in) provided by financing activities	(262,665)	14,048

Effect of exchange rates on cash and cash equivalents	10	—
Net (decrease) increase in cash and cash equivalents	(154,185)	18,680
Cash and cash equivalents at beginning of period	224,292	120,317

Cash and cash equivalents at end of period	$70,107	$138,997

Supplemental disclosures:
Cash paid during the period for:
Interest	$342	$297
Income taxes	26,427	20,698
Non-cash investing and financing activities:
Purchases of property and equipment not paid during the period included in the accounts payable balance on the Company’s condensed consolidated balance sheet	$875	—
Direct acquisition costs not paid during the period included in the accounts payable balance on the Company’s condensed consolidated balance sheet	193	—
Additions to property and equipment under capital lease obligations	77	—
See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
1.	Basis of Presentation
In the opinion of management of Emulex Corporation (Emulex or the Company), the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows. Interim results for the three and nine months ended April 1, 2007, are not necessarily indicative of the results that may be expected for the year ending July 1, 2007. The accompanying condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2006.
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
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the process of quantifying financial statement misstatements. SAB 108 is effective for companies with fiscal years ending after November 15, 2006. This will be effective for Emulex for the fiscal year ending July 1, 2007. The Company does not believe the adoption of SAB 108 will have a significant impact on its consolidated financial statements.
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
Sierra Logic, Inc.
On October 2, 2006, the Company acquired 100% of the outstanding common shares of Sierra Logic, Inc. (Sierra Logic), a privately-held supplier of embedded products for storage networking equipment located in Roseville, California. The acquisition is part of the Company’s strategy to diversify its business by expanding its embedded products beyond fibre channel to other disk drive protocols. The addition of Sierra Logic’s serial advanced technology attachment (SATA) products, as well as other products under development, will enable the Company to provide its customers with cost effective, end-to-end solutions with enhanced features such as virtualization, multi-protocol interoperability and tiered storage. The Company accounted for the acquisition using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The aggregate purchase price was approximately $147.8 million, including approximately $137.6 million of cash for convertible preferred stock and common stock, approximately $8.4 million in assumed stock options and other transaction costs of approximately $1.8 million. This aggregate purchase price does not include approximately $24.3 million paid into escrow and deemed to be contingent consideration, which is included in other assets, and approximately $8.3 million in restricted stock, which was issued and will be recognized as compensation expense post-acquisition. The contingent consideration relates to certain standard representations and warranties defined in the escrow agreement and is expected to be resolved within 18 months from the acquisition date.
The Company has preliminarily allocated the purchase price to the assets acquired and liabilities assumed at estimated fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill. This allocation is subject to revision as the estimates of fair value of inventory, identifiable intangible assets, and deferred taxes are based on preliminary information and the final pre-acquisition tax returns are not yet complete. Emulex is in the process of obtaining third party valuations of certain assets. Thus, the allocation of the purchase price is subject to refinement. During the current quarter, this refinement included increasing the purchase price and goodwill by approximately $3.3 million for the valuation of assumed stock options as of the acquisition date. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition, including purchased in-process research and development (IPR&D):

(in thousands)
Current and other assets	$13,569
Property and equipment	1,159
Acquired IPR&D	22,400
Intangible assets	71,300
Goodwill	63,801

Total assets acquired	172,229

Current liabilities	(10,748)
Noncurrent deferred tax liability	(13,640)

Total liabilities assumed	(24,388)

Net assets acquired	$147,841

Subsequent to the acquisition, the Company repaid the debt assumed in conjunction with the purchase.
Approximately $22.4 million of the purchase price represents the preliminary fair value of acquired IPR&D projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately recognized as an operating expense in the accompanying fiscal 2007 condensed consolidated statements of income upon the acquisition date.
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
The value assigned to the Project was determined by identifying the Project’s economic worth and discounting that value as the Project had not yet reached technological feasibility and viability. The features of the related product had not been released to the market as of the date of the acquisition, but the features and functionality of the product had been defined.

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
The value initially assigned to goodwill was approximately $60.7 million, which is not expected to be deductible for tax purposes.
The acquisition has been included in the condensed consolidated balance sheets of the Company and the operating results have been included in the condensed consolidated statements of income of the Company since the date of acquisition.
Following is the summarized pro forma combined statements of income for the three months ended April 1, 2007, and April 2, 2006, assuming the acquisition had taken place at the beginning of each fiscal year. The pro forma combined statement of income for the three months ended April 1, 2007, is equal to the statement of income of Emulex for the three months ended April 1, 2007, as all operating results of Sierra Logic were included in the statement of income of Emulex since the acquisition date of October 2, 2006. The pro forma combined statement of income for the three months ended April 2, 2006, is based upon the statement of income of Emulex for the three months ended April 2, 2006 combined with the statement of income of Sierra Logic for the period from January 1, 2006 to March 31, 2006.
The pro forma combined statement of income for the nine months ended April 1, 2007, is based upon the statement of income of Emulex for the nine months ended April 1, 2007, and the statement of income of Sierra Logic for the period from July 1, 2006 to September 30, 2006. The pro forma combined statement of income for the nine months ended April 2, 2006, is based upon the statement of income of Emulex for the nine months ended April 2, 2006, and the statement of income of Sierra Logic for the period from July 1, 2005 to March 31, 2006.
The pro forma combined statements of income include adjustments for the amortization of intangible assets acquired, incremental stock-based compensation expense resulting from the combination, and the decrease to interest income resulting from the acquisition. Included in the pro forma results for the nine months ended April 1, 2007 is the nonrecurring IPR&D charge of approximately $22.4 million that was immediately recognized as an operating expense in the accompanying fiscal 2007 condensed consolidated statements of income upon the acquisition date. The pro forma results are not necessarily indicative of the future results or results that would have been reported had the acquisition taken place when assumed.

	Three Months Ended		Nine Months Ended
	April 1,	April 2,	April 1,	April 2,
	2007	2006	2007	2006
	(in thousands, except per share data)
Net revenues	$120,211	$95,140	$351,352	$320,433

Net income	$11,386	$6,810	$12,770	$32,088

Net income per basic share	$0.13	$0.08	$0.15	$0.38

Net income per diluted share	$0.13	$0.07	$0.15	$0.35

Aarohi Communications, Inc.
On May 1, 2006, the Company acquired 100% of Aarohi Communications, Inc. (Aarohi), a supplier of intelligent data center networking products with principal product development facilities located in San Jose, California and Bengalooru (formerly Bangalore), India. The Company accounted for the acquisition of Aarohi under the purchase method of accounting in accordance with SFAS No. 141, and recorded approximately $17.3 million of purchased IPR&D expense during fiscal 2006.
The fair value of the net assets received by the Company in the Aarohi acquisition exceeded the purchase price to be allocated. Consequently, contingent consideration of approximately $1.0 million was recognized and was included in accrued liabilities as of the fiscal year ended July 2, 2006. As of December 31, 2006, certain performance targets were not achieved and thus, the contingent consideration of approximately $1.0 million previously recorded was reversed in the three months ended December 31, 2006. Additional purchase price revisions have been recorded during the period ended April 1, 2007, such that for the nine months then ended, purchase price adjustments to IPR&D expense recorded in the statement of income were approximately $2.6 million.
The Company has allocated the purchase price to the assets acquired and liabilities assumed at estimated fair values. This allocation is subject to further revision as the valuation of property and equipment, identifiable intangible assets, and deferred taxes are based on preliminary information and the final pre-acquisition tax returns are not yet complete.
3.	Inventories, net
Inventories, net are summarized as follows:

	April 1,	July 2,
	2007	2006
	(in thousands)
Raw materials	$5,900	$5,038
Finished goods	21,802	17,376

	$27,702	$22,414

4.	Goodwill and Intangible assets, net
     Goodwill. The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 142 requires that goodwill not be amortized but instead be tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets might be impaired. Management considers the Company as a whole to be its reporting unit for purposes of testing for impairment. This impairment test is usually performed annually during the fiscal fourth quarter.

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
     The activity in goodwill during the nine months ended April 1, 2007 is as follows:

Carrying
Amount
(in thousands)
Goodwill, as of July 2, 2006	$—
Sierra Logic, Inc. acquisition goodwill	60,727
Purchase price allocation refinements and excess tax benefit, net	3,074

Goodwill, as of April 1, 2007	$63,801

     Intangible assets, net, are as follows:

	April 1,	July 2,
	2007	2006
	(in thousands)
Intangible assets subject to amortization:
Core technology and patents	$98,037	$99,070
Accumulated amortization, core technology and patents	(63,753)	(53,440)
Developed technology	82,761	14,405
Accumulated amortization, developed technology	(15,516)	(6,223)
Customer relationships	38,418	40,264
Accumulated amortization, customer relationships	(25,319)	(19,828)
Tradename	4,925	4,941
Accumulated amortization, tradename	(2,374)	(1,856)
Covenants not-to-compete	3,578	3,064
Accumulated amortization, covenants not-to-compete	(3,332)	(2,632)
Backlog	1,300	—
Accumulated amortization, backlog	(1,300)	—

	$117,425	$77,765

During the three months ended April 1, 2007, the Company recorded an impairment charge of approximately $2.0 million related to the customer relationships intangible asset from the Aarohi acquisition. The initial value ascribed to this customer relationship was based primarily on forecasted revenues from McDATA Corporation (McDATA). Brocade Communications Systems, Inc. (Brocade) acquired McDATA on January 29, 2007. Subsequently, Brocade informed the Company of its intent to terminate certain projects that included the Company’s products. As a result of this triggering event, interim impairment testing was deemed necessary and the Company compared the asset’s carrying value to its estimated fair value in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144).
Fair value was tentatively estimated using an undiscounted cash flow analysis based on forecasted operating results. Because this fair value was less than the carrying value of the customer relationships intangible asset, the Company recorded an impairment charge to reduce the carrying value of the customer relationships intangible asset to the estimated fair value of zero. This impairment charge was recorded in the line item impairment of other intangible assets in the condensed consolidated statements of income.
The intangible assets subject to amortization are being amortized on a straight-line basis over lives ranging from three months to seven years. Aggregated amortization expense for intangible assets for the three months ended April 1, 2007 and April 2, 2006, was approximately $9.9 million and $6.3 million, respectively. Aggregated amortization expense for intangible assets for the nine months ended April 1, 2007 and April 2, 2006, was approximately $28.1 million and $19.1 million, respectively.

Amortization expense of approximately $7.3 million and $3.6 million, respectively, related to core/developed technology is included in cost of sales in the accompanying condensed consolidated statements of income for the three months ended April 1, 2007 and April 2, 2006. Amortization expense of approximately $18.5 million and $10.9 million, related to core/developed technology is included in cost of sales for the nine months ended April 1, 2007 and April 2, 2006, respectively.
The following table presents the estimated future aggregated amortization expense of intangible assets as of April 1, 2007 (in thousands):

2007 (remaining 3 months)	$9,816
2008	35,725
2009	26,575
2010	23,254
2011	18,555
Thereafter	3,500

$117,425

5.	Accrued Liabilities
Components of accrued liabilities are as follows:

	April 1,	July 2,
	2007	2006
	(in thousands)
Payroll and related costs	$14,145	$8,546
Warranty reserves	3,600	2,949
Deferred revenue and accrued rebates	6,263	4,478
Accrued advertising and promotions	1,213	1,463
Accrued property, sales, and franchise taxes	1,567	1,336
Other	2,216	3,138

	$29,004	$21,910

The Company provides a warranty of between one and five years on its products. The Company records a provision for estimated warranty-related costs at the time of sale based on historical product return rates and the Company’s estimates of expected future cost of fulfilling its warranty obligations. Changes to the warranty reserve were:

	Three Months Ended		Nine Months Ended
	April 1,	April 2,	April 1,	April 2,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Balance at beginning of period	$3,855	$3,246	$2,949	$4,085
Accrual for warranties issued	534	784	2,908	2,036
Changes to pre-existing warranties (including changes in estimates)	—	—	—	—
Settlements made (in cash or in kind)	(789)	(965)	(2,257)	(3,056)

Balance at end of period	$3,600	$3,065	$3,600	$3,065

6.	Convertible Subordinated Notes
In fiscal year 2004, the Company completed a $517.5 million private placement of 0.25% contingently convertible subordinated notes due 2023 (Notes). Interest was payable in cash on June 15th and December 15th of each year beginning June 15, 2004. Under the terms of the offering, the Notes could be convertible into shares of Emulex common stock at a price of $43.20 per share at the option of the holder upon the occurrence of certain events.
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
At the Settlement Fairness Hearing held on April 24, 2006, the court raised the following primary issues: (1) the (possible) change in value of the settlement since preliminary approval, and whether the benefits of the settlement should be evaluated at the time of approval or at the time of negotiation; (2) how the class certification argument before the Second Circuit Court of Appeals could or would affect the fairness of the settlement; (3) how to evaluate the intangible benefits of the settlement to the class members; and (4) how to value the $1 billion guarantee (for the consolidated litigation involving Vixel and 297 other Issuers) by insurers in the stipulation and agreement of settlement in light of the underwriters’ potential future settlements. The Court did not rule on April 24, 2006 on the motion for final approval or objections. On June 6, 2006, the Second Circuit Court of Appeals held oral arguments on the appeal by the underwriters of Judge Scheindlin’s class certification decision. On or about July 17, 2006, Emulex assigned to the class action plaintiffs any IPO claims Emulex (Vixel) has against RBC Dain Rauscher in the IPO litigation, as required by the settlement agreement. On December 5, 2006, the Second Circuit Court of Appeals issued a decision reversing Judge Scheindlin’s class certification decision. On December 14, 2006, Judge Scheindlin issued an order to stay all proceedings pending a decision from the Second Circuit on whether it will hear further argument. On about January 6, 2007, Emulex assigned to the class action plaintiffs any IPO claims Emulex (Vixel) has against The Bear Stearns Companies Inc. and Bear Stearns & Co. Inc. in the IPO litigation, as required by the settlement agreement. On April 6, 2007, the Second Circuit denied the plaintiffs’ petition for rehearing of the decision denying class certification. During April 2007, counsel for Emulex and other Issuers informed Judge Scheindlin that, in light of the Second Circuit opinion, the settlement agreement in its current form cannot be approved because the defined settlement class, like the litigation class, does not meet the Second Circuit requirements for certification. The Company believes the final resolution of this litigation will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
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

Other Commitments and Contingencies

The Company has entered into various agreements for purchases of inventory. As of April 1, 2007, the Company’s purchase obligation associated primarily with inventory was approximately $39.4 million.

In addition, the Company provides limited indemnification in selected circumstances within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringement of certain intellectual property, and in some limited cases against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of April 1, 2007, there are no known unresolved claims for indemnification related liability against the Company.

8.	Treasury Stock

On December 5, 2006, the Company’s Board of Directors authorized the repurchase of up to $150 million of its outstanding common stock over the next two years. The Company may repurchase shares from time-to-time in open market purchases or privately negotiated transactions. The share repurchases will be financed by available cash balances and cash from operations. Since the December 5, 2006 authorization date to the quarter ended April 1, 2007, the Company repurchased approximately 2.1 million shares of its common stock under this program for an aggregate purchase price of approximately $38.1 million or an average of $18.21 per share. Since April 1, 2007, the Company has not purchased any additional shares of its common stock under this program.

Repurchased shares have been recorded as treasury stock under the cost method and will be held until the Company’s Board of Directors designates that these shares be retired or used for other purposes.

9.	Stock-Based Compensation

SFAS No. 123R, “Share-Based Payment” (SFAS No. 123R), requires that the compensation cost related to share-based payment transactions, measured based on the fair value of the equity or liability instruments issued, be recognized in the financial statements. The Company adopted SFAS No. 123R at the beginning of fiscal year 2006. Determining the fair value of options using the Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time until exercise, which affect the calculated fair value on the grant date.

At April 1, 2007, the Company had five stock-based plans for employees and directors that are open for future grant awards. In addition, the Company had six stock-based plans, including four plans assumed in connection with prior acquisitions, that are all closed for future grants.

In connection with the acquisition of Aarohi, the Company assumed the Aarohi Communications, Inc. 2001 Stock Option Plan (the Aarohi Plan). The options assumed were replaced with Emulex options based on the acquisition exchange ratio and continue to be subject to the terms of the Aarohi Plan. The options have a life of up to 10 years, typically vest over 4 years with 25% after the first year and monthly thereafter, and include a provision that the option holder may elect at any time to exercise the option prior to the full vesting of the option. Unvested shares purchased are subject to a repurchase provision which grants the Company the right of first refusal to repurchase such shares at the original exercise price. Under the Aarohi Plan, 199,286 shares are available for future award grants.

In connection with the acquisition of Sierra Logic, the Company assumed the Sierra Logic, Inc. 2001 Stock Option Plan (the Sierra Logic Plan). The options were replaced with Emulex options based on the acquisition exchange ratio and continue to be subject to the terms of the Sierra Logic Plan. The options have a life of up to 10 years, generally vest over a 4 year period, and include a provision that the option holder may elect at any time to exercise the option prior to the full vesting of the option. As part of the purchase agreement, unvested shares purchased early were settled with cash following the same vesting schedule as the originally granted option. Under the Sierra Logic Plan, 20,734 shares are available for future award grants.

Under the Employee Stock Purchase Plan (Purchase Plan), 777,219 shares are available for future grant awards. Under the 2005 Equity Incentive Plan, 2,493,811 shares are available for future award grants, which includes 1,500,000 shares approved by the Company’s stockholders on November 30, 2006,

3,000 shares transferred from the Employee Stock Option Plan (the Plan), and 1,750 shares transferred from the 2004 Employee Stock Incentive Plan (the 2004 Plan). Under the 1997 Stock Award Plan for Non-Employee Directors (the Director Plan), 297,000 shares are available for future award grants, which includes 150,000 shares approved by the Company’s stockholders on November 30, 2006.
With the approval and adoption of the 2005 Equity Incentive Plan on December 1, 2005 (the Equity Incentive Plan), the 2004 Employee Stock Incentive Plan (the 2004 Plan) and the Employee Stock Option Plan (the Plan) were closed for future award grants. Shares previously authorized for issuance under the 2004 Plan and the Plan are no longer available for future grants, but options previously granted under the 2004 Plan and the Plan remain outstanding.
In addition, in connection with the prior acquisitions of Vixel Corporation (Vixel) and Giganet, Inc. (Giganet), the Company assumed awards granted under the Vixel Corporation Amended and Restated 1995 Stock Option Plan, the Vixel Corporation 1999 Equity Incentive Plan, and the Vixel Corporation 2000 Non-Officer Equity Incentive Plan (collectively, the Vixel Plans), and the Giganet, Inc. 1995 Stock Option Plan (the Giganet Plan). Shares previously authorized for issuance under the these respective plans are no longer available for future grants, but options previously granted under these respective plans remain outstanding.
During fiscal 2007, the Company granted restricted stock to employees and non-employee directors under the Equity Incentive Plan. Restricted stock represents a right to receive a share of stock at a future vesting date with no cash payment from the restricted stock holder. Restricted stock generally vests over three years from the date of grant.
Aggregate amounts recognized in the condensed consolidated financial statements with respect to these plans are as follows:

	Three Months	Three Months
	Ended	Ended	Nine Months Ended	Nine Months Ended
	April 1,	April 2,	April 1,	April 2,
	2007	2006	2007	2006
	(in thousands)
Total cost of stock-based plans during the period	$7,734	$4,897	$21,352	$15,664
Amounts capitalized in inventory during the period	(160)	(231)	(491)	(513)
Amounts recognized in income for amounts previously capitalized in inventory	210	128	466	282

Amounts charged against income, before income tax benefit	$7,784	$4,794	$21,327	$15,433

Amount of related income tax benefit recognized in income	$2,092	$925	$5,706	$3,129

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

For the three and nine months ended April 1, 2007, the assumptions utilized to compute the fair value of stock option grants under the Plan, the 2004 Plan and the Director Plan (All Other Plans), and the Purchase Plan were:

	All Other Plans		Purchase Plan
	Three Months	Nine Months	Three Months	Nine Months
Expected volatility	31% - 33%	31% - 38%	29%	29% - 31%
Weighted average expected volatility	32%	34%	29%	30%
Expected dividends	—	—	—	—
Expected term (in years)	1.7 - 4.4	1.4 - 4.4	0.2 - 0.5	0.2 - 0.5
Weighted average expected term (in years)	3.25	3.22	0.48	0.49
Risk-free rate	4.51% - 4.57%	4.51%-4.78%	5.08%	5.01%-5.08%

A summary of option activity under the plans for the nine months ended April 1, 2007 is as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Options	Exercise Price	Term (years)	(in millions)
Balance, July 2, 2006	14,612,882	$22.06
Granted	1,803,550	13.24
Exercised	1,152,647	7.94
Canceled	718,177	47.65
Forfeited	121,583	16.63

Balance, April 1, 2007	14,424,025	$20.86	5.13	$34.3

Exercisable, April 1, 2007	10,621,103	$22.24	4.82	$25.6

A summary of restricted stock activity for the nine months ended April 1, 2007 is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
Outstanding and unvested at July 2, 2006	305,000	$17.98
Granted	1,157,726	18.28
Vested	—	—
Canceled	24,100	18.31

Outstanding and unvested at April 1, 2007	1,438,626	$18.22

As of April 1, 2007, there was approximately $27.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.3 years. The weighted average fair value of option and restricted stock awards granted during the nine months ended April 1, 2007 was $9.85 per share.
The total intrinsic value of stock options exercised was approximately $13.0 million during the nine months ended April 1, 2007.
Cash received from share option exercises under stock-based plans for the nine months ended April 1, 2007 was approximately $12.8 million. The actual tax benefit realized for the tax deductions from option exercise of stock-based plans totaled approximately $4.9 million for the nine months ended April 1, 2007.
As of April 1, 2007, the amount of shares authorized under the Purchase Plan, the Equity Incentive Plan, the Directors Plan, the Aarohi Plan, and the Sierra Logic Plan are sufficient to cover future stock option exercises.

10.	Net Income per Share

Basic net income per share for the three and nine months ended April 1, 2007 and April 2, 2006, was computed by dividing net income by the weighted average number of common shares outstanding during the period.

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

	Three Months Ended		Nine Months Ended
	April 1,	April 2,	April 1,	April 2,
	2007	2006	2007	2006
	(in thousands, except per		(in thousands, except per
	share data)		share data)
Numerator:
Net income	$11,386	$11,593	$16,272	$45,238
Adjustment for interest expense on convertible subordinated notes, net of tax	—	366	—	1,115

Numerator for diluted net income per share	$11,386	$11,959	$16,272	$46,353

Denominator:
Denominator for basic net income per share —weighted average shares outstanding	84,667	84,075	84,796	83,764
Effect of dilutive securities:
Dilutive options outstanding and restricted stock	2,067	1,766	1,954	1,944
Dilutive common shares from assumed conversion of convertible subordinated notes	—	5,463	—	5,463

Denominator for diluted net income per share — adjusted weighted average shares outstanding	86,734	91,304	86,750	91,171

Basic net income per share	$0.13	$0.14	$0.19	$0.54

Diluted net income per share	$0.13	$0.13	$0.19	$0.51

Antidilutive options excluded from the computations	9,668	9,640	9,518	9,028

Average market price of common stock	$18.23	$18.62	$18.08	$19.35

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
Actual future results could differ materially from those described in the forward-looking statements as a result of a variety of factors, including those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, and, in particular, the section entitled “Risk Factors” in Part II, Item 1A of this Form 10-Q included elsewhere herein. We expressly disclaim any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances. We wish to caution readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These factors include the ability to realize the anticipated benefits of the acquisitions of Sierra Logic, Inc. (Sierra Logic) and Aarohi Communications, Inc. (Aarohi) on a timely basis or at all, and the Company’s ability to integrate the technology, operations, and personnel of Aarohi and Sierra Logic into its existing operations in a timely and efficient manner. In light of the uncertainty of the economy generally, and the technology and storage segments specifically, it is difficult to determine if past experience is a good guide to the future and makes it impossible to determine if markets will grow or shrink in the short term. In the past, our results have been significantly impacted by a widespread slowdown in technology investment that pressured the storage networking market that is the mainstay of our business. A downturn in information technology spending could adversely affect our revenues and results of operations. As a result of this uncertainty, we are unable to predict with any accuracy what future results might be. Other factors affecting these forward-looking statements include, but are not limited to, the following: slower than expected growth of the storage networking market or the failure of our Original Equipment Manufacturer (OEM) customers to successfully incorporate our products into their systems; our dependence on a limited number of customers and the effects of the loss of, or decrease or delays in orders by, any such customers, or the failure of such customers to make payments; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of our or our OEM customers’ new or enhanced products; the variability in the level of our backlog and the variable and seasonal booking patterns of our customers; the effects of terrorist activities, natural disasters and resulting political or economic instability; the highly competitive nature of the markets for our products as well as pricing pressures that may result from such competitive conditions; our ability and the ability of our OEM customers to keep pace with the rapid technological changes in our industry and gain market acceptance for new products and technologies; the effect of rapid migration of customers towards newer, lower cost product platforms; possible transitions from board or box level to application specific computer chip solutions for selected applications; a shift in unit product mix from higher-end to lower-end or mezzanine card products; a decrease in the average unit selling prices or an increase in the manufactured cost of our products; delays in product development; our reliance on third-party suppliers and subcontractors for components and assembly; any inadequacy of our intellectual property protection or the potential for third-party claims of infringement; our ability to attract and retain key technical personnel; plans for research and development in India; our dependence on foreign sales and foreign produced products; the effect of acquisitions; impairment charges; changes in tax rates or legislation; and changes in accounting standards. These and other factors which could cause actual results to differ materially from those in the forward-looking statements and from historical trends and are in addition to other factors discussed elsewhere in this Form 10-Q, in our filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

Executive Overview
Emulex creates enterprise-class products that intelligently connect storage, servers and networks—enabling access to information that is open, adaptable and secure. We are a leading supplier of a broad range of advanced storage networking infrastructure solutions. Our products and technologies leverage flexible multi protocol architectures that extend from deep within the storage array to the server edge of storage area networks (SANs). Our storage networking offerings include host bus adapters (HBAs), mezzanine cards for blade servers, embedded storage bridges, routers, and switches, storage Input/Output controllers (IOCs), multi protocol storage routers and intelligent data center networking solutions. HBAs and mezzanine cards are the data communication products that enable servers to connect to storage networks by offloading communication-processing tasks as information is delivered and sent to the storage network. Embedded storage bridges, routers, and switches and IOCs are deployed inside storage arrays, tape libraries and other storage appliances, delivering improved performance, reliability, and storage connectivity. Our multi protocol routers link iSCSI host servers to fibre channel SANs or interconnect fibre channel SANs over Internet Protocol (IP) networks to extend the value of a fibre channel SAN. Our intelligent data center networking solutions support enhanced performance and functionality for high performance networked virtual storage environments. The world’s largest storage and server OEMs rely on our highly flexible common architecture to establish a robust foundation for cost effectively integrating a wide array of storage protocols, standards, and speeds.
We rely almost exclusively on OEMs and sales through distribution channels for our revenue. Our OEM customers include the world’s leading server and storage providers, including Dell Inc. (Dell), EMC Corporation (EMC), Engenio Information Technologies, Inc. (Engenio), a subsidiary of LSI Logic Corporation, Fujitsu Ltd. (Fujitsu), Fujitsu Siemens Computers (Fujitsu Siemens), Groupe Bull (Bull), Hewlett-Packard Company (Hewlett-Packard), Hitachi Data Systems (Hitachi), International Business Machines Corporation (IBM), NEC Corporation (NEC), Network Appliance, Inc. (Network Appliance), Quantum Corporation (Quantum), Sun Microsystems, Inc. (Sun), Unisys Corporation (Unisys), and Xyratex Ltd. (Xyratex). Our distribution partners include Acal plc group (ACAL), Avnet, Inc. (Avnet), Bell Microproducts, Inc. (Bell Microproducts), Info X Technology Solutions (Info X), Ingram Micro Inc. (Ingram Micro), Netmarks Inc. (Netmarks), Tech Data Corporation (Tech Data), and Tokyo Electron Ltd. (Tokyo Electron). The market for storage networking infrastructure solutions is concentrated among large OEMs, and as such, a significant portion of our revenues are generated from sales to a limited number of customers.
We believe that growth and diversification by investing in next generation storage networking infrastructure solutions are required in order to grow revenue, increase earnings, and increase shareholder value. The goal is to deliver products that intelligently connect storage, servers, and networks — thereby enabling access to information that is open, adaptable and secure. Beginning with the quarter ended December 31, 2006, our growth and diversification strategy within our single business segment was mainly driven through three market focused product lines — Host Server Products (HSP), Embedded Storage Products (ESP), and Intelligent Network Products (INP). HSPs mainly consist of our standard HBAs, custom form factor mezzanine cards for blade servers, and application specific integrated circuits (ASICs) used in server applications. ESPs mainly consist of our serial advanced technology attachment (SATA) bridges and routers, Fibre Channel embedded switches, and single and multi protocol embedded controller products for enterprise class storage systems. INPs mainly consist of multi protocol intelligent storage platforms that can be deployed as ASICs routers, or appliances. These products expand the reach of Fibre Channel SANs beyond the data center with solutions designed to take advantage of currently deployed 1 Gb/s Ethernet networks, and products currently under development will incorporate 10 Gb/s Ethernet. We believe the product lines will benefit from the overall visibility and access to our total customer and market base, as well as our ability to leverage our core technology platforms to create products that are tailored to meet the specific requirements of their market. We continue to, and currently plan to invest in research and development, sales and marketing, and capital equipment in order to achieve our goal. As of April 1, 2007, we had a total of 728 employees.
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
The Notes provided for a scheduled maturity date 20 years following issuance and were not callable for the first five years. Holders of the Notes had rights to require us to purchase the Notes for cash by giving written notice within the 20 business days prior to each of December 15, 2006, December 15, 2008, December 15, 2013, or December 15, 2018 or upon a change in control.
On November 15, 2006, we announced the commencement of the put option period for holders of our Notes to surrender their Notes for purchase. Each holder of the Notes had the right to require Emulex to purchase all or any part of such holder’s Notes at a price equal to $1,000 per $1,000 of principal amount plus any accrued and unpaid interest, including additional interest, if any, to, but excluding, the date of purchase. At the end of the put option period on December 15, 2006, all such Notes were surrendered and we paid approximately $236.0 million to retire these Notes. No gain or loss occurred as a result of the retirement of these Notes.
Stock Repurchase Program
On December 5, 2006, we announced that our Board of Directors had authorized the repurchase of up to $150 million of our outstanding common stock over the next two years. We may repurchase shares from time-to-time in open market purchases or privately negotiated transactions. The share repurchases will be financed by available cash balances and cash from operations. During the period ending April 1, 2007, we repurchased approximately 2.1 million shares of our common stock under this program for an aggregate purchase price of approximately $38.1 million. Since April 1, 2007, we have not purchased any additional shares of our common stock under this program. See Part II, Item 2—“Unregistered Sales of Equity Securities and Use of Proceeds” in this Form 10-Q for a discussion of the repurchases made during the quarter ended April 1, 2007.

Results of Operations
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements included elsewhere herein.

	Percentage of Net Revenues		Percentage of Net Revenues
	Three months ended		Nine months ended
	April 1,	April 2,	April 1,	April 2,
	2007	2006	2007	2006
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	41.3	40.2	42.6	40.5

Gross profit	58.7	59.8	57.4	59.5

Operating expenses:
Engineering and development	26.3	24.3	25.1	21.7
Selling and marketing	10.7	10.3	10.2	8.6
General and administrative	6.5	6.1	6.3	5.7
Amortization of other intangible assets	2.1	3.0	2.8	2.7
Impairment of other intangible assets	1.7	—	0.6	—
In-process research and development	(0.7)	—	5.8	—

Total operating expenses	46.6	43.7	50.8	38.7

Operating income	12.1	16.1	6.6	20.8

Nonoperating income, net:
Interest income	3.0	6.6	4.8	4.7
Interest expense	—	(0.7)	(0.3)	(0.6)
Other income, net	—	—	0.3	—

Total nonoperating income, net	3.0	5.9	4.8	4.1

Income before income taxes	15.1	22.0	11.4	24.9

Income tax provision	5.6	9.0	6.7	10.0

Net income	9.5%	13.0%	4.7%	14.9%

Three months ended April 1, 2007, compared to three months ended April 2, 2006
Net Revenues. Net revenues for the third quarter of fiscal 2007 ended April 1, 2007, increased by approximately $30.9 million, or 35%, to approximately $120.2 million, compared to approximately $89.3 million for the same quarter of fiscal 2006 ended April 2, 2006.

From a product line perspective, net revenues generated from our HSPs for the three months ended April 1, 2007 and April 2, 2006, represented the majority of our net revenues. The following chart details our net revenues by product line for the three months ended April 1, 2007 and April 2, 2006:

	Net Revenues by Product Line
	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	April 1,	of Net	April 2,	of Net	Increase/	Percentage
(in thousands)	2007	Revenues	2006	Revenues	(Decrease)	Change
Host Server Products	$87,017	73%	$73,239	82%	$13,778	19%
Embedded Storage Products	32,889	27%	15,387	17%	17,502	114%
Intelligent Network Products	—	—	—	—	—	—
Other	305	—	669	1%	(364)	(54%)

Total net revenues	$120,211	100%	$89,295	100%	$30,916	35%

HSP mainly consists of our standard HBAs, custom form factor mezzanine cards for blade servers, and ASICs used in server applications. The increase in our HSP net revenue for the three month period ended April 1, 2007 compared to the three month period ended April 2, 2006 was mainly due to an increase in units shipped of approximately 37% partially offset by a decrease in average selling price (ASP) of approximately 13%.
ESP mainly consists of our SATA bridges and routers, Fibre Channel embedded switches, and single and multi protocol embedded controller products for enterprise class storage systems. The increase in our ESP net revenue was mainly due to an increase in units shipped of approximately 346% offset by a decrease in ASP of approximately 52%.
INP mainly consists of multi protocol intelligent storage platforms that can be deployed as ASICs routers, or appliances. These products expand the reach of Fibre Channel SANs beyond the data center with solutions designed to take advantage of currently deployed 1 Gb/s Ethernet networks, and products currently under development will incorporate 10 Gb/s Ethernet. Our Other category mainly consists of legacy and other products.
In addition to direct sales, some of our larger OEM customers purchased or marketed products indirectly through distributors, resellers or other third parties. If these indirect sales are purchases of customer-specific models, we are able to track these sales. However, if these indirect sales are purchases of our standard models, we are not able to distinguish them by OEM customer. Customers whose direct net revenues, or total direct and indirect net revenues (including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties), exceeded 10% of our net revenues, were as follows:

	Net Revenues by Major Customers
	Direct Revenues		Total Direct and Indirect Revenues (2)
	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006
Net revenue percentage (1) :
OEM:
EMC	—	—	17%	20%
Hewlett-Packard	13%	12%	13%	12%
IBM	20%	31%	25%	31%
Other:
Info X	16%	19%	—	—

(1)	Amounts less than 10% are not presented.

(2)	Customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.
Direct sales to our top five customers accounted for approximately 61% of total net revenues for the three months ended April 1, 2007, compared to approximately 71% for the three months ended April 2, 2006, and we expect to be similarly concentrated in the future. Our net revenues from our customers can be significantly impacted by changes to our customers’ business and their business models.

From a sales channel perspective, net revenues generated from OEM customers were approximately 73% of total net revenues, and sales through distribution were approximately 27% for the three months ended April 1, 2007, compared to approximately 66% and approximately 34% for the three months ended April 2, 2006, respectively. The following chart details our net revenues by sales channel for the three months ended April 1, 2007 and April 2, 2006:

	Net Revenues by Sales Channel
	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	April 1,	of Net	April 2,	of Net		Percentage
(in thousands)	2007	Revenues	2006	Revenues	Increase	Change
OEM	$87,249	73%	$58,816	66%	$28,433	48%
Distribution	32,753	27%	30,428	34%	2,325	8%
Other	209	—	51	—	158	310%

Total net Revenues	$120,211	100%	$89,295	100%	$30,916	35%

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
     For the three months ended April 1, 2007, domestic net revenues increased by approximately $5.0 million, from approximately $48.1 million to approximately $53.1 million, and international net revenues increased by approximately $25.9 million from approximately $41.2 million to approximately $67.1 million, compared to the three months ended April 2, 2006. The following chart details our net domestic and international revenues based on billed-to location for the three months ended April 1, 2007 and April 2, 2006:

	Net Domestic and International Revenues
	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	April 1,	of Net	April 2,	of Net		Percentage
(in thousands)	2007	Revenues	2006	Revenues	Increase	Change
Domestic	$53,110	44%	$48,065	54%	$5,045	11%
Pacific Rim	21,929	18%	12,723	14%	9,206	72%
Europe and rest of the world	45,172	38%	28,507	32%	16,665	58%

Total net revenues	$120,211	100%	$89,295	100%	$30,916	35%

As we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.
Gross Profit. Cost of sales includes the cost of production of finished products, amortization expense related to core technology and developed technology intangible assets as well as support costs and other expenses related to inventory management, manufacturing quality, and order fulfillment. Approximately $7.3 million and $3.6 million of amortization of technology intangible assets were included in cost of sales for the three months ended April 1, 2007 and April 2, 2006, respectively. Approximately $0.4 million and $0.1 million of share-based compensation expense were included in cost of sales for the three months ended April 1, 2007 and April 2, 2006, respectively. Approximately $0.1 million related to the mark-up to fair value on inventory acquired in the Sierra Logic acquisition and subsequently sold, as required by Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” was included in cost of sales for the three months ended April 1, 2007. Gross margin decreased to approximately 58.7% for the three months ended April 1, 2007, from approximately 59.8% for the three months ended April 2, 2006, primarily due to the changes above. We anticipate gross margin will trend down over time as lower gross margin but higher volume products such as mezzanine cards for blade servers and embedded storage products become a bigger portion of our business.

Engineering and Development. Engineering and development expenses consisted primarily of salaries and related expenses for personnel engaged in the design and development of our products. These expenses included third-party fees paid to consultants, prototype development expenses, and computer service costs related to supporting computer tools used in the engineering and design process. Engineering and development expenses increased approximately $9.9 million, or 45%, to approximately $31.6 million for the three months ended April 1, 2007 compared to approximately $21.7 million for the three months ended April 2, 2006. This represents approximately 26% and 24% of net revenues for the three months ended April 1, 2007 and April 2, 2006, respectively. Approximately $3.4 million and $2.0 million of share-based compensation expense was included in engineering and development costs for the three months ended April 1, 2007 and April 2, 2006, respectively. We continue our growth and diversification strategies by investing significantly in new product development within the context of our three highly synergistic and focused product lines. Headcount increased to 440 at April 1, 2007 from 301 at April 2, 2006 as a result of our growth and acquisition strategy. This expanded headcount resulted in an increase of approximately $7.0 million in salary and related expenses. We also invested approximately $2.3 million in new product development during the three months ended April 1, 2007 compared to approximately $0.8 million during the three months ended April 2, 2006. The remaining incremental increase in expenses of approximately $0.9 million during the current period related to depreciation charges. We will continue to invest in engineering and development activities and anticipate gross dollar expenditures will continue to grow in this area.
Selling and Marketing. Selling and marketing expenses consisted primarily of salaries, commissions, and related expenses for personnel engaged in the marketing and sales of our products, as well as trade shows, product literature, promotional support costs, and other advertising related costs. Selling and marketing expenses increased approximately $3.7 million, or 41%, to approximately $12.9 million for the three months ended April 1, 2007 compared to approximately $9.2 million for the three months ended April 2, 2006. This represents approximately 11% and 10% of net revenues for the three months ended April 1, 2007 and April 2, 2006, respectively. Approximately $1.4 million and $1.0 million of share-based compensation expense was included in selling and marketing costs for the three months ended April 1, 2007 and April 2, 2006, respectively. As we have expanded our worldwide distribution efforts in connection with our growth and acquisition strategy, selling and marketing headcount increased to 118 at April 1, 2007 from 91 at April 2, 2006. This expansion resulted in an increase of approximately $2.4 million in salary and related expenses. The remaining incremental increase in expenses during the current period related to advertising and trade shows expense in order to strengthen existing and develop emerging OEM relationships and leveraging worldwide distribution channels to complement our core OEM relationships. We will continue to target advertising, market promotions, and heighten brand awareness of our new and existing products in an effort to provide overall revenue growth and thus, the expectation that future selling and marketing expenditures will grow in absolute dollars.
General and Administrative. General and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees, and other corporate expenses. General and administrative expenses increased approximately $2.3 million, or 43%, to approximately $7.8 million for the three months ended April 1, 2007 compared to approximately $5.5 million for the three months ended April 2, 2006. This represents approximately 6% of net revenues for both three month periods ended April 1, 2007 and April 2, 2006. Approximately $2.6 million and $1.7 million of share-based compensation expense were included in general and administrative costs for the three months ended April 1, 2007 and April 2, 2006, respectively. The incremental increase in expenses of approximately $2.3 million during the current period related primarily to expanded headcount.
Amortization of Other Intangible Assets. Amortization of other intangible assets includes the amortization of intangible assets such as patents, customer relationships, trade names, and covenants not-to-compete with estimable lives. For the three months ended April 1, 2007, amortization of other intangible assets related to the October 2006 acquisition of Sierra Logic, the May 2006 acquisition of Aarohi, and the November 2003 acquisition of Vixel Corporation (Vixel). Amortization of other intangible assets decreased approximately $0.1 million, or 5%, to approximately $2.6 million for the three months ended April 1, 2007, compared to approximately $2.7 million for the three months ended April 2, 2006. This represents approximately 2% and 3% of net revenues for the three months ended April 1, 2007 and April 2, 2006, respectively. The decrease was due primarily to earlier acquisition’s other intangible assets being fully amortized in the prior period partially offset by additional charges from the Sierra Logic and Aarohi acquisitions.

Impairment of Other Intangible Assets. Impairment of other intangible assets represents impairment charges recorded in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). During the three months ended April 1, 2007, we recorded an impairment charge of approximately $2.0 million related to the customer relationships intangible asset from the Aarohi acquisition. The initial value ascribed to this customer relationship was based primarily on forecasted revenues from McDATA Corporation (McDATA). Brocade Communications Systems, Inc. (Brocade) then completed its acquisition of McDATA on January 29, 2007. Subsequently, Brocade informed us of their intent to terminate certain programs that included our products. We recorded this impairment charge to reduce the carrying value of the customer relationships intangible asset to the estimated fair value of zero.
In-Process Research and Development (IPR&D). IPR&D represents purchased in-process research and development expense related to the Aarohi acquisition. The reversal of approximately $0.8 million of IPR&D expense for the Aarohi acquisition during the three months ended April 1, 2007 related to purchase price allocation revisions in accordance with SFAS No. 141. There may be additional future adjustments to IPR&D related to the Aarohi and Sierra Logic acquisitions as the purchase price allocations are being finalized.
Nonoperating Income, net. Nonoperating income, net, consisted primarily of interest income, interest expense, and other non-operating income and expense items. Our nonoperating income, net, decreased approximately $1.7 million, or 32%, to approximately $3.6 million for the three months ended April 1, 2007 compared to approximately $5.3 million for the three months ended April 2, 2006. The reduction in interest income was mainly due to lower cash and investment levels resulting from the cash paid for Aarohi, Sierra Logic, Notes and treasury stock. Additionally, the overall decrease in nonoperating income, net, was partially offset by lower interest expense as a result of the retirement of the Notes on December 15, 2006.
Income Taxes. Income taxes decreased approximately $1.3 million, or 16%, to approximately $6.8 million for the three months ended April 1, 2007 compared to approximately $8.1 million for the three months ended April 2, 2006. The change in the effective tax rate between periods was mainly due to the retroactive extension of the Federal research tax credit during the three months ended April 1, 2007. The research tax credit had previously expired at the end of calendar 2005.
Nine months ended April 1, 2007, compared to nine months ended April 2, 2006
Net Revenues. Net revenues of fiscal 2007 ended April 1, 2007, increased by approximately $40.0 million, or 13%, to approximately $343.9 million, compared to approximately $303.9 million for the comparable period of fiscal 2006.
From a product line perspective, net revenues generated from our HSPs for the nine months ended April 1, 2007 and April 2, 2006, represented the majority of all of our net revenues. The following chart details our net revenues by product line for the nine months ended April 1, 2007 and April 2, 2006:

	Net Revenues by Product Line
	Nine Months		Nine Months
	Ended	Percentage	Ended	Percentage
	April 1,	of Net	April 2,	of Net	Increase/	Percentage
(in thousands)	2007	Revenues	2006	Revenues	(Decrease)	Change
Host Server Products	$263,779	77%	$256,632	84%	$7,147	3%
Embedded Storage Products	78,985	23%	44,920	15%	34,065	76%
Intelligent Network Products	—	—	—	—	—	—
Other	1,155	—	2,390	1%	(1,235)	(52%)

Total net revenues	$343,919	100%	$303,942	100%	$39,977	13%

HSP mainly consists of our standard HBAs, custom form factor mezzanine cards for blade servers, and ASICs used in server applications. The increase in our HSP net revenue for the nine month period ended April 1, 2007, compared to the nine month period ended April 2, 2006, was mainly due to an increase in units shipped of approximately 19% partially offset by a decrease in average selling price (ASP) by approximately 14%.

ESP mainly consists of our SATA bridges and routers, Fibre Channel embedded switches, and single and multi protocol embedded controller products for enterprise class storage systems. The increase in our ESP net revenue for the nine month period ended April 1, 2007, compared to the nine month period ended April 2, 2006, was mainly due to an increase in units shipped of approximately 224% offset by a decrease in ASP by approximately 39%.
INP mainly consists of multi protocol intelligent storage platforms that can be deployed as ASICs routers, or appliances. These products expand the reach of Fibre Channel SANs beyond the data center with solutions designed to take advantage of currently deployed 1 Gb/s Ethernet networks, and products currently under development will incorporate 10 Gb/s Ethernet.
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

	Net Revenues by Major Customers
	Direct Revenues		Total Direct and Indirect Revenues (2)
	Nine Months	Nine Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006
Net revenue percentage (1):
OEM:
EMC	—	—	17%	24%
Hewlett-Packard	13%	10%	13%	10%
IBM	23%	30%	25%	30%
Other:
Info X	17%	22%	—	—

(1)	Amounts less than 10% are not presented.

(2)	Customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.
Direct sales to our top five customers accounted for approximately 65% of total net revenues for the nine months ended April 1, 2007, compared to approximately 70% for the nine months ended April 2, 2006, and we expect to be similarly concentrated in the future. Our net revenues from our customers can be significantly impacted by changes to our customers’ business and their business models.
We believe that our net revenues are being generated primarily as a result of product certifications and qualifications with our OEM customers, which take products directly and indirectly through distribution and contract manufacturers. We view product certifications and qualifications as an important indicator of our future revenue opportunities and growth. However, product certifications and qualifications do not necessarily ensure continued market acceptance of our products by our OEM customers. It is also very difficult to determine the future impact, if any, of product certifications and qualifications on our revenues.

	Net Revenues by Sales Channel
	Nine Months
	Ended	Percentage	Nine Months Ended	Percentage
	April 1,	of Net	April 2,	of Net	Increase/	Percentage
(in thousands)	2007	Revenues	2006	Revenues	(Decrease)	Change
OEM	$245,492	71%	$192,179	63%	$53,313	28%
Distribution	98,115	29%	111,609	37%	(13,494)	(12%)
Other	312	—	154	—	158	103%

Total net revenues	$343,919	100%	$303,942	100%	$39,977	13%

For the nine months ended April 1, 2007, domestic net revenues decreased by approximately $6.3 million from $164.2 million to $157.9 million, and international net revenues increased by approximately $46.3 million from $139.7 million to $186.0 million, compared to the nine months ended April 1, 2007. The following chart details our net domestic and international revenues based on billed-to location for the nine months ended April 1, 2007 and April 2, 2006:

	Net Domestic and International Revenues
	Nine Months		Nine Months
	Ended	Percentage	Ended	Percentage
	April 1,	of Net	April 2,	of Net	Increase/	Percentage
(in thousands)	2007	Revenues	2006	Revenues	(Decrease)	Change
Domestic	$157,910	46%	$164,208	54%	($6,298)	(4%)
Pacific Rim	54,521	16%	41,680	14%	12,841	31%
Europe and rest of the world	131,488	38%	98,054	32%	33,434	34%

Total net revenues	$343,919	100%	$303,942	100%	$39,977	13%

We believe the decrease in net domestic revenue was due to increasingly more revenues of HSP products being sourced by our customers to their locations outside the United States. However, as we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.
Gross Profit. Cost of sales includes the cost of production of finished products, amortization expense related to core technology and developed technology intangible assets as well as support costs and other expenses related to inventory management, manufacturing quality, and order fulfillment. Approximately $18.5 million and $10.9 million of amortization of technology intangible assets were included in cost of sales for the nine months ended April 1, 2007 and April 2, 2006, respectively. Approximately $0.8 million and $0.4 million of share-based compensation expense were included in cost of sales for the nine months ended April 1, 2007 and April 2, 2006, respectively. Approximately $2.0 million related to the mark-up to fair value on inventory acquired in the Sierra Logic acquisition and subsequently sold, as required by SFAS No. 141, were included in cost of sales for the nine months ended April 1, 2007. In addition, we recorded an approximately $2.5 million charge for excess and obsolete inventory associated with older generation multi-chip 2Gb/s HSP’s in the nine months ended April 1, 2007. Gross margin decreased to approximately 57% for the nine months ended April 1, 2007 from approximately 60% for the nine months ended April 2, 2006, primarily due to the changes above. We anticipate gross margin will trend down over time as lower gross margin but higher volume products such as mezzanine cards for blade servers and embedded storage products become a bigger portion of our business.
Engineering and Development. Engineering and development expenses consisted primarily of salaries and related expenses for personnel engaged in the design and development of our products. These expenses included third-party fees paid to consultants, prototype development expenses, and computer service costs related to supporting computer tools used in the engineering and design process. Engineering and development expenses increased approximately $20.6 million, or 31%, to approximately $86.5 million for the nine months ended April 1, 2007 compared to approximately $65.9 million for the nine months ended April 2, 2006. This represents approximately 25% and 22% of net revenues for the nine months ended April 1, 2007 and April 2, 2006, respectively. Approximately $9.8 million and $6.1 million of share-based compensation expense was included in engineering and development costs for the nine months ended April 1, 2007 and April 2, 2006, respectively. We continue our growth and diversification strategies by investing significantly in new product development within the context of our three highly synergistic and focused product lines. The headcount increase resulted in additional salary and related expenses of approximately $15.6 million resulting from our growth and acquisition strategy. We also invested approximately $6.2 million in new product development during the nine months ended April 1, 2007 compared to approximately $3.8 million during the nine months ended April 2, 2006. The remaining incremental increase in expenses during the current period related primarily to depreciation charges. We will continue to invest in engineering and development activities and anticipate expenditures in absolute dollars will continue to grow in this area.
Selling and Marketing. Selling and marketing expenses consisted primarily of salaries, commissions, and related expenses for personnel engaged in the marketing and sales of our products, as well as trade shows, product literature, promotional support costs, and other advertising related costs. Selling and marketing expenses increased approximately $8.7 million, or 33%, to approximately $35.0 million for the nine months ended April 1, 2007 compared to approximately $26.4 million for the nine months ended April 2, 2006. This represents approximately 10% and 9% of net revenues for the nine months ended April 1, 2007 and April 2, 2006, respectively. Approximately $4.3 million and $3.3 million of share-based compensation expense were included in selling and marketing costs for the nine months ended April 1, 2007 and April 2, 2006, respectively. With our expanded strategic worldwide distribution efforts in connection with our growth and acquisition strategy, salary and related expenses increased by approximately $5.7 million. The remaining incremental increase in expenses during the current period related primarily to advertising and trade shows expense in order to strengthen existing and develop emerging OEM relationships and leveraging worldwide distribution channels to complement our core OEM relationships. We will continue to target advertising, market promotions, and heighten brand awareness of our new and existing products in an effort to provide overall revenue growth and thus, the expectation that future selling and marketing expenditures will grow in absolute dollars.
General and Administrative. Ongoing general and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees, and other corporate expenses. General and administrative expenses increased approximately $4.5 million, or 26%, to approximately $21.8 million for the nine months ended April 1, 2007 compared to approximately $17.3 million for the nine months ended April 2, 2006. This represents approximately 6% of net revenues for both the nine months ended April 1, 2007 and April 2, 2006. Approximately $6.5 million and $5.6 million of share-based compensation expense were included in general and administrative costs for the nine months ended April 1, 2007 and April 2, 2006, respectively. The incremental increase in expenses during the current period related primarily to expanded headcount.
Amortization of Other Intangible Assets. Amortization of other intangible assets includes the amortization of intangible assets such as patents, customer relationships, trade names, and covenants not-to-compete with estimable lives from acquisitions. For the nine months ended April 1, 2007, amortization of other intangible assets related to the October 2006 acquisition of Sierra Logic, the May 2006 acquisition of Aarohi, and the November 2003 acquisition of Vixel Corporation (Vixel). Amortization of other intangible assets increased approximately $1.4 million, or 17%, to approximately $9.6 million for the nine months ended April 1, 2007 compared to approximately $8.1 million for the nine months ended April 2, 2006. This represents approximately 3% of net revenues for both nine month periods ended April 1, 2007 and April 2, 2006. The increase from April 2, 2006 to April 1, 2007 was due to amortization of approximately $1.8 million related to the Sierra Logic and Aarohi acquisitions, partially offset by previous acquisition’s other intangible assets being fully amortized in the prior period. Furthermore, we expect a continued increase in amortization expense due to the timing of the Sierra Logic acquisition.
Impairment of Other Intangible Assets. Impairment of other intangible assets represents impairment charges recorded in accordance with SFAS No. 144. During the nine months ended April 1, 2007, we recorded an impairment charge of approximately $2.0 million related to the customer relationships intangible asset from the Aarohi acquisition. The initial value ascribed to this customer relationship was based primarily on forecasted revenues from McDATA. Brocade then completed its acquisition of McDATA on January 29, 2007. Subsequently, Brocade informed us of their intent to terminate certain programs that included our products. We recorded this impairment charge to reduce the carrying value of the customer relationships intangible asset to its estimated fair value of zero.
In-Process Research and Development. We accounted for the acquisition of Sierra Logic under the purchase method of accounting in accordance with SFAS No. 141, and recorded approximately $22.4 million for purchased IPR&D expense during the nine months ended April 1, 2007. This charge was partially offset by purchase price allocation revisions of approximately $2.6 million related to the Aarohi acquisition. There may be future adjustments to IPR&D related to these acquisitions as the purchase price allocations are being finalized.
Nonoperating Income, net. Nonoperating income, net consisted primarily of interest income, interest expense and other non-operating income and expense items. Our nonoperating income, net increased approximately $3.8 million, or 30%, to approximately $16.4 million for the nine months ended April 1, 2007 compared to approximately $12.6 million for the nine months ended April 2, 2006. The net increase was mainly due to increased interest income as a result of higher interest rates and decreased interest expense as a result of the retirement of the Notes on December 15, 2006.
Income Taxes. Income taxes decreased approximately $7.5 million, or 25%, to approximately $22.9 million for the nine months ended April 1, 2007 compared to approximately $30.5 million for the nine months ended April 2, 2006. The change in the effective tax rate between periods was mainly due to the nondeductible Sierra Logic IPR&D of approximately $22.4 million that was partially offset by the retroactive extension of the Federal research tax credit during the nine months ended April 1, 2007. The research tax credit had previously expired at the end of calendar 2005.

Critical Accounting Policies
The preparation of the condensed consolidated financial statements requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets, and liabilities in accordance with accounting principles generally accepted in the United States. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying values of assets and liabilities. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties. Changes to judgments and uncertainties could potentially result in materially different results under different assumptions and conditions. If these estimates differ significantly from actual results, the impact to the consolidated financial statements may be material.
We believe the following are critical accounting policies and require us to make significant judgments and estimates in the preparation of our condensed consolidated financial statements: revenue recognition; warranty; allowance for doubtful accounts; intangible assets and other long-lived assets; inventories; goodwill; income taxes; and stock-based compensation.
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
Goodwill. We account for goodwill in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill not be amortized but instead be tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets might be impaired. Management considers our business as a whole to be its reporting unit for purposes of testing for impairment. This impairment test is performed annually during the fiscal fourth quarter.
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
Income Taxes. We account for income taxes using the asset and liability method, under which we recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We regularly review historical and anticipated future pre-tax results of operations to determine whether we will be able to realize the benefit of our deferred tax assets. A valuation allowance is required to reduce the potential deferred tax asset when it is more likely than not that all or some portion of the deferred tax asset will not be realized due to the lack of sufficient taxable income. As of April 1, 2007, we have a valuation allowance of approximately $0.6 million established against capital loss carryforwards. We establish reserves for tax contingencies that are not probable of being sustained if examined by the taxing authority.
Treasury Stock. On December 5, 2006, our Board of Directors authorized the repurchase of up to $150 million of its outstanding common stock over the next two years. We may repurchase shares from time-to-time in open market purchases or privately negotiated transactions. The share repurchases will be financed by available cash balances and cash from operations. During the period ending April 1, 2007, we repurchased approximately 2.1 million shares of its common stock under this program for an aggregate purchase price of approximately $38.1 million. As of April 30, 2007, we had not purchased any additional shares of our common stock under this program.
Stock repurchased under the program is accounted for as treasury stock, carried at cost and reflected as a reduction to stockholders’ equity. These repurchased shares will be held as such until our Board of Directors designates the shares to be retired or used for other purposes.
Stock-Based Compensation. We account for our stock-based awards to employees and non-employees using the fair value method as required by Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment.” We used the modified prospective transition method when we adopted SFAS 123R in the prior year which provides for only the current and future period stock-based awards to be measured and recognized at fair value. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. The measurement of stock-based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk free interest rate, and award forfeiture rate. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. If there is a difference between the forfeiture assumptions used in determining stock-based compensation costs and the actual forfeitures, which become known over time, we may change the input factors used in determining stock-based compensation costs. These changes may materially impact our results of operations in the period such changes are made. Please see note 9 in the accompanying notes to condensed consolidated financial statements contained elsewhere herein for additional information and related disclosures.
Liquidity and Capital Resources
At April 1, 2007 we had approximately $306.3 million in working capital and approximately $274.7 million in cash and cash equivalents, current investments, long-term investments, and $24.3 million of restricted cash placed in escrow which, is included in other assets. At July 2, 2006, we had approximately $405.0 million in working capital and approximately $598.4 million in cash and cash equivalents, current investments and long-term investments. The decrease in working capital and cash and cash equivalents, restricted cash, current investments and long-term investments was mainly due to the completion of the Sierra Logic acquisition on October 2, 2006, the extinguishment of the 0.25% convertible subordinated notes in December 2006 of approximately $236.0 million, and the repurchase of our common stock of approximately $38.1 million. We have primarily funded our cash needs from operations. As part of our commitment to the growth and diversification of storage networking infrastructure solutions, we will continue to, and currently plan to invest in research and development, sales and marketing, capital equipment, and may consider future acquisitions in order to achieve our goal.
We believe that our existing cash and cash equivalent balances, investments, and anticipated cash flows from operating activities will be sufficient to support our working capital needs, capital expenditure requirements, and our growth and diversification strategy for at the least the next 12 months. We currently do not have any outstanding lines of credit or other borrowings.
Cash provided by operating activities during the nine months ended April 1, 2007 was approximately $105.6 million compared to the nine months ended April 2, 2006 of approximately $86.4 million. The net increase in cash provided by operations was primarily a result of lower accounts and other receivables of approximately $3.7 million, higher accounts payable, accrued liabilities and other liabilities of approximately $7.3 million partially offset by an increase of inventories of approximately $1.0 million for the nine months ended April 1, 2007.
Investing activities yielded approximately $2.9 million of cash during the nine months ended April 1, 2007 compared to cash used of approximately $81.8 million for the nine months ended April 2, 2006. The current period addition to cash from investing activities was mainly due to timing of maturities of investments, net, of approximately $174.6 million, which were not reinvested, partially offset by the acquisition of Sierra Logic for approximately $134.2 million. In connection with this acquisition on October 2, 2006, we were required to pay approximately $24.3 million into escrow and upon resolution of the required terms of the escrow agreement, the funds will be disbursed from the escrow account.
Cash used by financing activities for the nine months ended April 1, 2007 was approximately $262.7 million compared to cash provided of approximately $14.0 million for the nine months ended April 2, 2006. The current period usage of cash was primarily due to the extinguishment of the 0.25% convertible subordinated notes in December 2006 of approximately $236.0 million and the purchase of treasury stock of approximately $38.1 million.
We have disclosed outstanding legal proceedings in note 7 to our condensed consolidated financial statements. Currently, we believe the final resolution of outstanding litigation will not have a material adverse effect on our liquidity or capital resources.

Contractual Obligations
The following summarizes our contractual obligations as of April 1, 2007, and the effect such obligations are expected to have on our liquidity in future periods:

	Payments Due by Period
	(in thousands)
		Remaining
	Total	2007	2008	2009	2010	2011	Thereafter
Leases	$12,637	$884	$2,810	$2,677	$2,619	$2,666	$981
Purchase commitments	39,414	36,204	1,605	1,605	—	—	—
Other commitments	1,189	1,189	—	—	—	—	—

Total	$53,240	$38,277	$4,415	$4,282	$2,619	$2,666	$981

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
As of April 1, 2007, our investment portfolio consisted primarily of fixed income securities of approximately $199.6 million. We have the positive intent and ability to hold these securities to maturity. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of April 1, 2007, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows. However, if interest rates decreased and securities within our portfolio matured and were re-invested in securities with lower interest rates, interest income would decrease in the future. In addition, we have invested approximately $5.0 million in an early stage, privately-held company accounted for under the cost method.
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
At the Settlement Fairness Hearing held on April 24, 2006, the court raised the following primary issues: (1) the (possible) change in value of the settlement since preliminary approval, and whether the benefits of the settlement should be evaluated at the time of approval or at the time of negotiation; (2) how the class certification argument before the Second Circuit Court of Appeals could or would affect the fairness of the settlement; (3) how to evaluate the intangible benefits of the settlement to the class members; and (4) how to value the $1 billion guarantee (for the consolidated litigation involving Vixel and 297 other Issuers) by insurers in the stipulation and agreement of settlement in light of the underwriters’ potential future settlements. The Court did not rule on April 24, 2006 on the motion for final approval or objections. On June 6, 2006, the Second Circuit Court of Appeals held oral arguments on the appeal by the Underwriters of Judge Scheindlin’s class certification decision. On or about July 17, 2006, Emulex assigned to the class action plaintiffs any IPO claims Emulex (Vixel) has against RBC Dain Rauscher in the IPO litigation, as required by the settlement agreement. On December 5, 2006, the Second Circuit Court of Appeals issued a decision reversing Judge Scheindlin’s class certification decision. On December 14, 2006, Judge Scheindlin issued an order to stay all proceedings pending a decision from the Second Circuit on whether it will hear further argument. On about January 6, 2007, Emulex assigned to the class action plaintiffs any IPO claims Emulex (Vixel) has against The Bear Stearns Companies Inc. and Bear Stearns & Co. Inc. in the IPO litigation, as required by the settlement agreement. On April 6, 2007, the Second Circuit denied the plaintiffs’ petition for rehearing of the decision denying class certification. During April 2007, counsel for Emulex and other Issuers informed Judge Scheindlin that, in light of the Second Circuit opinion, the settlement agreement in its current form cannot be approved because the defined settlement class, like the litigation class, does not meet the Second Circuit requirements for certification. We believe the final resolution of this litigation will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.
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
Our acquisition of Aarohi Communications, Inc. on May 1, 2006, and of Sierra Logic, Inc. on October 2, 2006, involve numerous risks which may have a material adverse effect on our business and operating results.
Our acquisitions of Aarohi Communications, Inc. (Aarohi) and Sierra Logic, Inc. (Sierra Logic) involve numerous risks, including, but not limited to:
•	difficulties and expenses in assimilating and retaining employees, including integrating teams that have not previously worked together;

•	difficulties in creating and maintaining uniform standards, controls, procedures, and policies;

•	different geographic locations of the principal operations of Emulex, Aarohi and Sierra Logic and difficulties relating to management of the former Aarohi operations and personnel in India;

•	currency conversion exposure for payroll and other expenses of Aarohi’s principal product development facility in Bengalooru, India;

•	difficulties in attaining cost efficiencies in Aarohi’s product development facility in Bengalooru, India;

•	potential adverse reactions of existing customers and strategic relationship partners; and

•	difficulties with integrating acquired technology into our existing technology in a timely and efficient manner that would allow us to fully realize the benefits of this acquisition.
Further, there may be additional risks of potentially lost revenues if we are unable to effectively integrate the businesses which may cause a disruption in the supply of products. The acquisitions have and will impact our results of operations due to increased share-based compensation expense and amortization of acquired intangible assets and in-process research and development costs incurred. As a result of these and other difficulties, we may not realize the anticipated benefits of the acquisition and may encounter difficulties that could have a material adverse effect on our business and operating results or cause expectations with respect to Aarohi or Sierra Logic and the combined companies to be inaccurate.
Certain INP revenue generating activities to date have been limited and therefore are expected to further dilute our earnings until new product revenues grow to a level sufficient to offset expenses, which timing we are unable to predict. After Brocade Communications Systems, Inc. (Brocade) completed its acquisition of McDATA on January 29, 2007, it announced many of McDATA’s programs would be terminated. Brocade subsequently notified us of their termination of certain programs that include our products. This resulted in an impairment charge during the current quarter of approximately $2.0 million related to the customer relationships intangible asset initially valued in connection with the Aarohi acquisition.
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
The size of our potential market is largely dependent on the overall demand for storage in general, and in particular upon the broadening acceptance of our storage networking technologies. We believe that our investment in multi- protocol solutions that address the high performance needs of the storage networking market provides the greatest opportunity for our revenue growth and profitability for the future. However, the market for storage networking products may not gain broader acceptance and customers may choose alternative technologies that we are not investing in, and/or products supplied by other companies. Interest continues for other storage networking technologies such as iSCSI, which may satisfy some I/O connectivity requirements through standard Ethernet adapters and software at little to no incremental cost to end users, or through iSCSI HBAs that provide bundled offload engine hardware and software. Such iSCSI solutions compete with our Host Server Products, particularly in the low end of the market. In addition, other technologies such as port by pass circuits (PBC’s) and SAS compete with our fibre channel products today, and we may not be able to develop products fast enough, or cost effective enough to compete in this market. Furthermore, since our products are sold as parts of integrated systems, demand for our products is driven by the demand for these integrated systems, including other companies’ complementary products. A lack of demand for the integrated systems or a lack of complementary products required for these integrated systems to be deployed could have a material adverse effect on our business, results of operations, and financial condition. If the storage networking market does not grow, or grows more slowly than we anticipate, attracts more competitors than we expect, as discussed below, or if our products do not achieve continued market acceptance, our business, results of operations, and financial condition could be materially adversely affected.
Because a significant portion of our revenues are generated from sales to a limited number of customers, none of which are the subject of exclusive or long-term contracts, the loss of one or more of these customers, or our customers’ failure to make timely payments to us, could adversely affect our business.
We rely almost exclusively on OEMs and sales through distribution channels for our revenue. For the three and nine month periods ended April 1, 2007, we derived approximately 73% and 71% of our net revenues from sales to OEM customers and approximately 27% and 29% from sales through distribution, respectively. Furthermore, as some of our sales through distribution channels consist of OEM products, OEM customers effectively generated more than 90% and 89% of our revenue for the three and nine month periods ended April 1, 2007, respectively. We may be unable to retain our current OEM and distributor customers or to recruit additional or replacement customers.
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
We cannot be certain that the steps we take to protect our intellectual property will adequately protect our proprietary rights, that others will not independently develop or otherwise acquire equivalent or superior technology, or that we can maintain such technology as trade secrets. In addition, the laws of some of the countries in which our products are or may be developed, manufactured, or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States, or at all. Furthermore, we enter into various development projects and arrangements with other companies. In some cases, these arrangements allow for the sharing or use of our intellectual property. Our failure to protect our intellectual property rights could have a material adverse effect on our business, results of operations, and financial condition. We attempt to mitigate this risk by obtaining indemnification from others, where possible.
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
Our success depends to a significant degree upon the performance and continued service of key managers, as well as engineers involved in the development of our storage networking technologies and technical support of our storage networking products and customers. Competition for such highly skilled employees in the communities in which we operate, as well as our industry, is intense, and we cannot be certain that we will be successful in recruiting, training, and retaining such personnel. In addition, employees may leave us and subsequently compete against us. Also, many of these key managerial and technical personnel receive stock options as part of our employee retention initiatives. New regulations, volatility in the stock market, and other factors could diminish the value of our stock options, putting us at a competitive disadvantage and forcing us to use more cash compensation. If we are unable to attract new managerial and technical employees, or are unable to retain and motivate our current key managerial and technical employees, or are forced to use more cash compensation to retain key personnel, our business, results of operations, and financial condition could be materially adversely affected.
Our international business activities subject us to risks that could adversely affect our business.
For the three and nine month periods ended April 1, 2007, sales in the United States accounted for approximately 44% and 46% of our total net revenues, sales in the Pacific Rim countries accounted for approximately 18% and 16%, and sales in Europe and the rest of the world accounted for approximately 38% and 38% of our total net revenues, respectively, based on bill-to address. We expect that our sales will be similarly distributed for the foreseeable future. However, because we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our sales may not be reflective of the geographic mix of end-user demand or installations. All of our sales are currently denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. Additionally, a significant portion of our products is produced at our EMS providers’ production facilities in Spain, Mexico, and Malaysia. As a result, we are subject to the risks inherent in international operations. Our international business activities could be affected, limited or disrupted by a variety of factors, including, but not limited to:
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

Potential acquisitions or strategic investments may be more costly or less profitable than anticipated and may adversely affect the price of our common stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 5, 2006, we announced that our Board of Directors had authorized the repurchase of up to $150 million of our outstanding common stock over the next two years. We may repurchase shares from time-to-time in open market purchases or privately negotiated transactions. The share repurchases will be financed by available cash balances and cash from operations.
We repurchased approximately $38.1 million of our common stock but there were no sales of unregistered securities during the three months ended April 1, 2007.
Issuer Purchases of Equity Securities

			Total Number of
			Shares Purchased as	Approximate Dollar Value of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased under the Plans
Period	Purchased	per Share	or Programs	or Programs
Month #1 (January 29, to February 25, 2007)	1,373,616	$17.98	1,373,616	$125,298,537
Month #2 (February 26, to April 1, 2007)	715,662	$18.65	715,662	$111,949,953

Total	2,089,278	$18.21	2,089,278

Item 6. Exhibits

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit 3.3	Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 30, 2005).

Exhibit 3.4	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.1	Rights Agreement dated January 19, 1989, as amended (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.2	Certificate regarding extension of Final Expiration Date of Rights Agreement dated January 18, 1999 (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-3, filed on May 17, 1999).

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 10, 2007

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