Form 10-K
period 2007-07-01
EMULEX CORP /DE/
filed 2007-08-24
CIK 350917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 1, 2007
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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on the New York Stock Exchange on December 29, 2006, which was the last trading day of the second quarter of fiscal 2007, of $19.51 was $1,668,668,059.

As of August 10, 2007, the registrant had 84,771,265 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2007 Annual Meeting of Stockholders to be held on November 15, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

All references to years refer to our fiscal years ended July 1, 2007, July 2, 2006, and July 3, 2005, as applicable, unless the calendar year is specified. References contained in this Annual Report on Form 10-K to “Emulex,” the “Company,” the “Registrant,” “we,” “our” and “us,” refer to Emulex Corporation and its subsidiaries.

Item I.	Business.

Introduction and Company History

Emulex Corporation (Emulex or the Company) is a high quality source for a broad range of advanced storage networking infrastructure solutions. Substantially all of Emulex products are based on internally developed application specific integrated circuits (ASICs). The world’s leading server and storage providers rely on Emulex products to help build high performance, reliable, and scalable storage networking solutions.

Emulex was organized as a California corporation in 1979. Emulex’s initial public offering was in 1981. In 1987, Emulex changed its state of incorporation from California to Delaware by the formation of a Delaware corporation, which acquired all of the stock of the California corporation. The California corporation continues to operate as a wholly owned subsidiary of a subsidiary of the Delaware corporation. In 1983 and 1999 Emulex completed additional offerings of our common stock. In 2004, Emulex completed a private placement of convertible subordinated notes. See Note 8 of the Consolidated Financial Statements for a more complete discussion of the convertible subordinated notes that were fully retired in December 2006.

Emulex’s corporate headquarters are located at 3333 Susan Street, Costa Mesa, California 92626, and our telephone number is (714) 662-5600. Our Internet address is www.emulex.com. Our periodic and current reports filed with or furnished to the Securities and Exchange Commission pursuant to the requirements of the Securities and Exchange Act of 1934 are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

Emulex’s Host Server Products (HSP) include LightPulse® Host Bus Adapters (HBAs), custom form factor solutions for Original Equipment Manufacturer (OEM) blade servers and ASICs. These products enable servers to efficiently connect to storage area networks (SANs) by offloading data communication processing tasks from the server as information is delivered and sent to the storage network.

Our Embedded Storage Products (ESP) includes our InSpeed®, FibreSpy®, and input/output controller (IOC) solutions as well as our embedded bridge and embedded router products added as a result of our Sierra Logic, Inc. (Sierra Logic) acquisition. Embedded storage switches, bridges, routers, and IOCs are deployed inside storage arrays, tape libraries, and other storage appliances, delivering improved performance, reliability, and storage connectivity.

Our Intelligent Network Products (INP), are built upon the technology added as a result of our Aarohi Communications, Inc. (Aarohi) acquisition. INP includes intelligent storage processors that are deployed within SAN appliances and storage arrays, providing a high performance processing platform for specialized storage applications and other high speed computer network applications.

During fiscal 2007, most of our revenues were derived from products based on Fibre Channel technology. Our Fibre Channel development efforts began in 1992 and we shipped our first Fibre Channel product in volume in 1996. Emulex’s products have been selected by many of the world’s leading server and storage providers, including Dell Inc. (Dell), EMC Corporation (EMC), Fujitsu Ltd. (Fujitsu), Fujitsu Siemens Computers (Fujitsu Siemens), Groupe Bull (Bull), Hewlett-Packard Company (Hewlett-Packard), Hitachi Limited (Hitachi), Huaiwei Technologies Co. Ltd. (Huawei), International Business Machines Corporation (IBM), NEC Corporation (NEC), Network Appliance, Inc. (Network Appliance), Quantum Corporation (Quantum), Sun Microsystems, Inc. (Sun), Unisys Corporation (Unisys), and Xyratex Ltd. (Xyratex). We market to OEMs and end users through our own worldwide selling organization as well as our two tier distribution partners, including Acal plc group (ACAL), Avnet, Inc. (Avnet), Bell Microproducts, Inc. (Bell

Microproducts), Info X Technology Solutions (Info X), Macnica Networks Corporation (Macnica), Netmarks Inc. (Netmarks), Tech Data Corporation (Tech Data), and Tokyo Electron Device Ltd. (TED).

Industry Protocols Overview

Fibre Channel

Beginning in the late 1990’s, the growth of digital data began to outstrip the capabilities of existing architectures to manage, store, and provide timely access to critical information. In 1994, Fibre Channel, a standard communications technology, was introduced by American National Standards Institute (ANSI), to address traditional input/output (I/O) limitations. It emerged as the first storage networking technology to be widely adopted by the world’s leading server and storage systems manufacturers and is now available in one, two, and four Gb/s solutions. Fibre Channel offered the connectivity, distance, and scalability benefits of networking architectures combined with the high performance and low latency needed for I/O applications. Its advanced capabilities enabled new architectures such as SANs which connect multiple host computers to one or more storage arrays. Additionally, Fibre Channel has been deployed within storage arrays to provide internal connectivity for disk drives, enabling enhanced performance and greater scalability.

A SAN essentially transforms dedicated servers and storage devices into network resources, greatly improving the performance and scalability of enterprise storage. By providing shared server access, the cost of expensive enterprise storage can be spread across entire organizations. SANs are deployed to support an increasingly wide range of applications such as local area network (LAN) free and server-less back up, storage virtualization, and disaster recovery.

Additionally, network attached storage (NAS) appliances have gained acceptance in the storage marketplace. NAS architecture offers an easily deployable and scalable storage solution. In high-end environments characterized by NAS file delivery to servers, a SAN may be deployed behind a NAS, making NAS and SAN solutions complementary. The majority of NAS and SAN solutions installed today are delivered to end users via integrated systems solutions offered by storage and computer system OEMs.

Internet SCSI

In early 2003, the Internet Engineering Task Force (IETF) ratified a storage networking standard known as Internet SCSI (iSCSI). It delivers the SCSI storage protocol over the familiar Internet Protocol (IP), and Ethernet transports. Acceptance of iSCSI in corporate production environments has accelerated now that Gigabit Ethernet is becoming more common. Building iSCSI — based SANs has become a less costly alternative to creating Fibre Channel — based SANs. While the range of iSCSI connectivity solutions spans simple Ethernet Network Interface Cards (NICs), that are commonly used for Ethernet LAN applications, up to high performance iSCSI HBAs that offer full protocol processing offload from the host computer, today’s iSCSI installations are dominated by low end NIC deployments that suffice for smaller organizations or lower performance applications. As with most new standards, iSCSI deployments have started slowly, and most industry analysts including Dell’Oro expect that Fibre Channel will remain the dominant host connect to block storage through 2010. In the future, new requirements could emerge to interconnect iSCSI host servers to the large installed base of Fibre Channel SANs and storage arrays.

Fibre Channel Over Ethernet

In early 2007, a new technology specification called Fibre Channel over Ethernet (FCoE) was presented to an ANSI accredited committee. The products that result are intended to give data center managers an important new option for server and storage connectivity. FCoE allows for the direct mapping of the Fibre Channel protocol over Ethernet, which allows existing Fibre Channel software to be leveraged into new environments for customers that prefer Ethernet. Further, FCoE paves the way for converged networks, which will provide efficient transport of storage, network, and even server clustering traffic. The benefits of FCoE include the leverage of existing investments in Fibre Channel SANs and software drivers, the use of a mature management model that is used in Fibre Channel SANs today, and a lower long — term operating cost resulting from consolidated connectivity, and management of storage and data networks on Ethernet.

FCoE could expand the market for SAN storage networking products. The Fibre Channel protocol has traditionally been used for high — end storage applications in the data center, providing reliable, high performance storage access. Ethernet has traditionally been limited because it was not considered reliable enough for mission critical storage applications. However, FCoE combined with enhanced Ethernet, addresses this shortcoming and combines the efficiency of the Fibre Channel protocol with the ubiquity of the Ethernet networks, while leveraging the mature storage management software and tools available for native Fibre Channel SANs.

As with most emerging technologies it is expected this market will take a number of years to develop, however, first generation products are expected to be introduced into the marketplace in 2008, or early in 2009.

Over the next several years, the evolution of networked storage could drive “Virtualization.” Virtualization is the process of making a single physical resource (such as a server, an operating system, an application, or storage device) appear to function as multiple logical resources; or it can include making multiple physical resources (such as storage devices or servers) appear as a single logical resource. Similar to the initial benefit of networking storage, the value of virtualization is that it improves the utilization rates of expensive datacenter equipment thereby lowering the overall cost by taking underutilized Direct Attached Storage (DAS) and allowing them to be connected to the SAN. As a result, virtualized servers tend to have a higher ratio of network connectivity than traditional DAS servers.

Data Center Storage Market

As enterprise storage arrays have begun to transition from parallel SCSI to serial I/O — based internal architectures, this has created a requirement for embedded solutions that are incorporated by storage OEMs inside of storage arrays and appliances. Enterprise storage arrays with Fibre Channel disk drives are now utilizing Fibre Channel IOCs both for providing storage arrays with connectivity to the SAN and for connecting disk drives internally.

With the growing number of hard disk drives embedded in each storage array, embedded Fibre Channel storage switches have emerged to address performance as well as reliability, availability, and serviceability (RAS) challenges. The disk drives that store the data in an array are typically arranged in shelves populated by multiple drives. By installing an embedded switch-on-a-chip (SOC) on the drive shelf, a read request is able to travel directly to the destination drive without touching the other drives on the shelf. This switched architecture, also known as a switched bunch of disks (SBODtm) architecture, delivers higher performance and a more reliable solution for storage arrays. Compared to legacy shared bus architectures where read requests must hop from one drive to the next, the SBOD delivers improved performance and enables the ability to identify and isolate faulty drives.

In order to deliver larger storage arrays, OEMs are seeking to connect increasing numbers of drive shelves to the storage array controller. This has resulted in similar architectural challenges, generating a requirement for another layer of switching in array architectures known as a root switch. The root switch, typically a box level subsystem, is embedded in the array to provide a direct connection to all the drive shelves from the redundant array of independent disks (RAID) controller. This switch improves performance, enabling the array to scale capacity without sustaining performance degradation typical of loop based architectures. In addition, root switches provide the ability to identify and isolate faulty drive shelves, enabling OEM service technicians to quickly pull faulty array components and add additional storage shelves on customer premises, cutting service time and providing for improved system uptime and reduced service costs.

Storage I/O Interconnects

In recent years, the hard disk drive industry has utilized parallel I/O interconnects such as Small Computer Systems Interface (SCSI) and advanced technology attachment (ATA) for the disk drive I/O interface. Serial I/O technologies utilize a single wire over which all control and user data passes, providing higher performance, expanded connectivity, and lower cost. As a result of these benefits, the storage industry has been undergoing a transition from parallel to serial I/O. The serial I/O technologies that have been accepted by the marketplace are Fibre Channel; Serial ATA (SATA); and Serial Attached SCSI (SAS), while legacy parallel technologies such as SCSI and ATA have begun to play a diminishing role.

SATA has already increased in line speed from one-and-a-half Gb/s to three Gb/s and SATA’s roadmap includes plans for a six Gb/s standard. SAS is designed for the corporate and enterprise market as a replacement for parallel SCSI, allowing for much higher speed data transfers than previously available. Though SAS uses serial communication instead of the parallel method found in traditional SCSI devices, it still uses SCSI commands for interacting with SAS end devices.

The current trend in data storage devices is “tiered storage.” Tiered storage is a single data storage environment delineated by differences in price, performance, capacity, or function. In an effort to use resources more efficiently, a single storage device may contain disk drives with multiple protocols. For example, a device may contain Fibre Channel drives for primary storage and SATA drives for backup or secondary storage. Embedded switches, routers, and bridges inside the array help facilitate the trend.

Our Products

We are a leading designer, developer and supplier of HBAs, mezzanine cards, embedded storage switches, embedded bridges, embedded routers, I/O ASICs, and SOC ASICs that enhance access to, and storage of, electronic data and applications. In fiscal 2004, the acquisition of Vixel Corporation (Vixel) enabled us to enter the embedded storage market. In fiscal 2006, we entered the market for intelligent data center infrastructure solutions via the acquisition of Aarohi. In fiscal 2007, we broadened our embedded footprint adding embedded storage bridges and routers via the acquisition of Sierra Logic.

Host Server Products

Our Host Server Products include the development of chip level and board level server — based I/O adapters including HBAs and mezzanine cards using technologies such as Fibre Channel and iSCSI. Our Fibre Channel HBAs, which are still the majority of our product shipments, connect host computers to a Fibre Channel network. Our adapters support a wide range of operating systems and host computer system interfaces, including both PCI and PCI Express — based platforms. Our Fibre Channel HBA offerings include products like the LPe11000/LP11000, LPe11002/LP11002, and LP10000 at the high end, and also encompasses adapters such as the LP1050, and LPe1150/LP1150, which are targeted at midrange, open system environments. Our entry level LP111 adapter targets the small-to-medium sized business users (SMB) market, and remote enterprise offices. Our high end HBAs target enterprise systems, while our midrange HBAs offer highly featured solutions for standard operating environments, and our entry level HBAs offer simplified features at low cost.

All Emulex HBAs are based upon our internally developed Fibre Channel IOCs. These IOCs can be utilized not only in HBAs and mezzanine cards, but may also be integrated directly on computer motherboards in environments where the requirements for Fibre Channel connectivity are well defined, including blade servers and mainframes. In addition, these IOC’s are used in embedded I/O environments such as disk and tape storage arrays and storage appliances. Revenues from these applications are included in our Embedded Storage Products.

Embedded Storage Products

Our Embedded Storage Products include the development of chip level, and box level array — based products that provide connectivity and processing functions. This includes embedded IOCs, I/O Processors (IOPs), Fibre Channel SOCs, embedded bridges (FC/SATA), and embedded routers (FC/SATA).

The continued demands for increased storage array capacity and system scalability, and the performance and reliability deterioration resulting from such demand have emerged as significant issues facing the storage industry. With the acquisition of Vixel in fiscal 2004, we added InSpeed Embedded Storage Switch products to our product offerings. These products are designed to be a cost effective solution to address these issues.

To help storage system manufacturers address the issues related to shared bus architectures, we have developed a highly integrated SOC that incorporates our InSpeed technology. InSpeed is an advanced switching architecture that results in a single chip capable of handling multiple Fibre Channel devices operating at one, two, or four Gb/s speed.

InSpeed embedded storage switch products have replaced older shared bus architectures with a switched architecture. InSpeed products provide new diagnostic capabilities and eliminate single point of failure designs that are typically found in the back end of storage arrays. These embedded products can be used in two ways inside a storage array. One way is to use an embedded switch box or chip as a root switch. A root switch provides direct access from the storage controller to each shelf in the storage array. The second way is to use a chip or switch box to provide a direct path to each storage disk in a shelf, to create an SBOD. Combining both a root switch and a SBOD within a storage array results in a switched architecture that increases the storage system’s reliability, accessibility, scalability, and serviceability.

Certain of our SOCs incorporate features such as trunking, fairness, and interswitch communications to further enhance back end switching capabilities, as well as enhanced management capabilities including port diagnostics, device performance, and health monitoring.

Our embedded router and bridge products consist of sophisticated chip and firmware solutions which emulate Fibre Channel devices while using low cost SATA Hard Disk Drives. These products were added through our acquisition of Sierra Logic during fiscal 2007. These cost effective solutions leverage today’s existing infrastructure of Fibre Channel within enterprise storage applications, but allow storage OEMs to easily add support for SATA HDDs. Specifically this includes the SR-1216 Silicon Storage Router and the BR-2401 Silicon Storage Bridge.

In April 2003, Emulex and Intel Corporation announced an agreement to develop next generation storage processors that combine SATA, SAS, and Fibre Channel I/O technologies within a single multi-protocol architecture. These new serial storage processors are intended to enable OEMs to utilize common hardware and software components across their entire family of SATA, SAS, and Fibre Channel storage products, extending the value of OEM hardware and software investments. Under the agreement, Emulex has developed the protocol controller hardware, firmware, and drivers. Intel is contributing its expertise in storage processor technology development and will integrate its high performance Intel XScale micro architecture as the core technology for the new processors. Intel is also manufacturing the processors utilizing its 90 nanometer (nm) process technology. We expect this multi — protocol serial storage architecture to be applicable to a variety of new hardware and software products. The companies individually have announced a number of design wins to date.

Intelligent Network Products

Our Intelligent Network Products are defined by the development of chip level, board level or box level array — based products that provide multi — protocol routing and storage processing capability. These products reside in intelligent switches, appliances, or storage arrays.

The acquisition of Aarohi that was completed in fiscal 2006, provided us with the critical building blocks for intelligent data center infrastructure solutions, and will further enable Emulex to differentiate and expand its product portfolio to serve the 10 Gb/s data center networking and intelligent storage platforms. The data center networking market includes solutions for intelligent storage I/O, server clustering and high performance data networking, and the market for intelligent storage platform solutions, including storage virtualization. The unique product architecture is highly integrated, incorporates high performance processing capability and supports multiple protocols, making it ideal for these emerging markets, and enables applications such as non disruptive data migration and data replication, heterogeneous volume management, and virtual tape libraries that ultimately offers end users significant improvements in data availability and storage utilization.

The market for Intelligent Network Products is still nascent. As with most emerging technologies, it is expected that this market will take a number of years to develop, however, first generation 10 Gb/s products could be introduced into the marketplace in 2008, or early in 2009.

Overall

Leveraging our expertise and experience in networking and I/O technology, we have approached the storage opportunity with a networking perspective to maximize the performance and management capabilities of our solutions. We believe the performance results of our products are among the highest in the industry. Furthermore, our products support high performance connectivity features to enhance data integrity. Lastly, our products offer investment protection for our OEM customers, who often develop specialized software to interface to our adapters, as we have maintained a stable application programming interface (API) since our first generation of HBAs was introduced in 1996. More recently, we have expanded the functionality in our products to deliver high availability and remote centralized management that may be embedded in OEM and independent software vendors (ISV) SAN management products.

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

All of our software, drivers, and firmware, which are embedded within or provided exclusively for use with our hardware products, are marked with copyright notices listing our company as the copyright owner. We have been granted a number of registrations of trademarks in the U.S. and abroad. We also have a number of pending trademark registrations in the U.S. and abroad. We maintain an active practice of marking our products with trademark notices. We have an active program of renewing trademarks so that the duration of trademark protection is maintained for as long as needed. Additionally, we rely on trade secret law and contractual provisions to protect unique intellectual property we possess which we have determined unnecessary or uneconomical to patent or copyright, or which is not otherwise capable of more formal protection.

Engineering and Development

At July 1, 2007, we employed 446 engineers, other technicians, and support personnel engaged in the development of new products and the improvement of existing products. Engineering and development expenses were approximately $117.8 million, $89.7 million, and $80.0 million in 2007, 2006, and 2005, respectively.

Selling and Marketing

We sell our products worldwide to OEMs, end users, and through other distribution channels including value added resellers (VARs), systems integrators, industrial distributors, and resellers. As the storage networking market is dominated by OEMs, our focus is to use sales specialists to expand opportunities with our existing OEMs, as well as to develop new OEM relationships. However, we are also expanding our distribution efforts, leveraging worldwide distribution channels through technical distributors such as VARs and systems integrators, to complement our core OEM relationships. In some cases, OEM partners leverage the distribution channel to deliver solutions to end users, making our distribution efforts complementary with our OEM focused strategy.

Seasonality

Our business fluctuates as a result of various factors, including but not limited to economic conditions, new product introductions, industry demand, and seasonality. Although we do not consider our business to be highly seasonal, we do believe that seasonality has and may impact our business. To the extent that we do experience seasonality in our business, it would most likely have a negative impact on the sequential growth rate of our net revenues during the first and third quarters of our fiscal years.

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

Competition

The market for products remains intensely competitive and is characterized by frequent new product introductions, changing customer preferences, evolving technology, and industry standards.

Our competition for Fibre Channel HBA products currently consists primarily of LSI Corporation (LSI) and QLogic Corporation (QLogic). However in mid-2007, Brocade Communications Systems, Inc. (Brocade) announced its entry into the Fibre Channel HBA market. Rather than entering the market with its own technology, Brocade is re-branding/re-selling Fibre Channel HBAs from a third party supplier. Although Brocade’s initial foray into Fibre Channel HBAs is based on a third party supplier, future product generations (e.g., eight Gb/s HBAs) are expected to be based on Brocade’s own intellectual property.

In some markets, our HBAs face indirect competition from iSCSI HBA suppliers that include established Fibre Channel competitors as well as new entrants, including established Ethernet suppliers such as Broadcom Corporation (Broadcom) and Intel Corporation (Intel), and established SCSI vendors such as Adaptec, Inc. (Adaptec). Across all storage networking technologies, we face the threat of potential competition from new entrants into the storage networking market, including large technology companies that may develop or acquire differentiating technology and then apply their resources, including established distribution channels and brand recognition, to obtain significant market share.

We believe that the principal basis of storage networking HBA competition presently includes interoperability, reliability, scalability, price, silicon integration, performance, technical support, and backwards compatibility with the installed base of HBAs. We believe that we compete favorably with respect to these factors. We also believe that we have a competitive strength in the alliances we have built with customers, particularly our close relationships with OEM customers. We believe that our experience with distribution channels has begun to provide competitive benefits as the storage networking market matures. Some of our other competitive advantages include our early entry into Fibre Channel technology, our workforce of highly experienced researchers and designers, and our intellectual property.

Our embedded products which include InSpeed, FibreSpy, and Sierra Logic — based products as well as our IOCs and IOPs compete against embedded storage products supplied by PMC-Sierra, Inc. (PMC-Sierra), Vitesse Semiconductor Corporation (Vitesse), and LSI. Across all embedded storage technologies, we face the threat of potential competition from new entrants into the embedded storage market, including large technology companies that may develop or acquire differentiating technology and then apply their resources, including established distribution channels and brand recognition, to obtain significant market share.

We believe that the principal basis of embedded storage products competition presently includes interoperability, reliability, scalability, price, silicon integration, performance, ability to support additional protocols such as Fiber Connectivity (FICON), technical support, and backwards compatible APIs. We believe that we compete favorably with respect to these factors. We also believe that we have a competitive strength in our close relationships with OEM customers and our OEMs’ investment in storage software. Some of our other competitive advantages include our early entry into Fibre Channel and SATA technology, our workforce of highly experienced researchers and designers, and our intellectual property.

Intelligent Network Products come in a variety of form factors including system level appliances that are plugged into the fabric, mezzanine cards that can be integrated into an array and intelligent IOCs that are placed directly on a RAID card. We believe we are the only vendor making ASICs that can be used for any form factor with the same architecture across all solutions. Our Intelligent Network Products compete against OEM developed ASICs, QLogic storage processors that are integrated into system level products, and intelligent storage processors from a variety of startups and smaller companies.

We believe that the principal basis of Intelligent Network Products competition includes seamless migration from appliance to mezzanine card to IOC interoperability, a multi protocol capable (Fibre Channel and/or iSCSI and/or FCoE) interface, reliability, scalability, price, silicon integration, performance, and backwards compatible APIs. We believe that we compete favorably with respect to these factors. We also believe that is a competitive strength in our close relationships with OEM customers.

Manufacturing and Suppliers

Our products include board level assemblies that consist primarily of electronic component parts assembled on internally designed printed circuit boards (PCBs) and box level products consisting of board level assemblies, cables, and power sources contained within an enclosure. Most component parts can be purchased from two or more sources. However, some key components that we use in our products (including our ASICs) may only be available from single sources with which we do not have contracts. In addition, we design ASICs that are embedded in our assembled products and are also sold directly to OEM customers. These ASICs are also sole sourced and manufactured by third party semiconductor foundries. The majority of our ASICs are manufactured under the direction of LSI, using a variety of qualified semiconductor, assembly, and test suppliers. Marvell Technology Group LTD (Marvell) is another major ASIC partner for some of our InSpeed devices and our FibreSpy products. LSI announced on May 15, 2006, that it consummated the sale of certain assets associated with its semiconductor wafer fabrication facilities in Gresham, Oregon to Semiconductor Components Industries LLC (SCI), a wholly owned subsidiary of ON Semiconductor Corporation. In connection with that sale, LSI entered into a wafer supply and test service agreement with SCI in which SCI will manufacture and provide semiconductor wafer products to LSI and its customers for an initial period of two years. The entire term of the agreement is six years. In addition to hardware, we design software and firmware, which is provided as embedded programs within our hardware products to provide functionality to our hardware products.

During 2007, Celestica Inc. (Celestica) manufactured for us at their facility in Valencia, Spain, Benchmark Electronics, Inc. (Benchmark) manufactured for us at their facility in Guadalajara, Mexico, I. Technical Services LLC (ITS) manufactured for us at their facility in Alpharetta, Georgia, and Venture Corporation Limited (Venture) manufactured for us at their facility in Jahor-Bahru, Malaysia. Beginning in late fiscal 2007 and continuing into early fiscal 2008, we are consolidating our contract manufacturers down to two providers and are terminating our manufacturing agreement with Celestica. However, Celestica will continue to provide repair services. Through our continuing strategic relationships with Benchmark and Venture, we believe we have a strong global manufacturing operation that supports our growing global customer base and provides us with increased supply chain efficiency, flexibility, and security.

The assembly operations required by our products are typical of the electronics industry, and no unusual methods, procedures or equipment are required. The sophisticated nature of the products, in most cases, requires extensive testing by specialized test devices operated by skilled personnel. Our electronics manufacturing service (EMS) providers provide this testing. However, we also maintain an internal test-engineering group for continuing support of test operations. As of July 1, 2007, we had a total of 61 regular full time operations employees.

Employees

As of July 1, 2007, we employed 746 employees as follows: 446 in engineering and development, 127 in selling and marketing, 112 in general and administrative, and 61 in operations. None of our employees is represented by a labor union, and we believe our employee relations are good.

Executive Officers of the Registrant

The executive and certain other officers of the Company or its principal operating subsidiaries as of July 1, 2007 were as follows:

Name	Position	Age

Paul F. Folino(1)	Executive Chairman	62
James M. McCluney(2)	Chief Executive Officer and President	56
William F. Gill(3)	Executive Vice President, Worldwide Sales	50
Sadie A. Herrera(3)	Executive Vice President, Human Resources and Facilities	58
Marshall D. Lee(3)	Executive Vice President, Engineering	51
Michael J. Rockenbach	Executive Vice President, Chief Financial Officer, Secretary, and Treasurer	46
Michael E. Smith(3)	Executive Vice President, Worldwide Marketing	45
Randall G. Wick(3)	Vice President, General Counsel	54

(1)	Effective September 5, 2006, Mr. Folino resigned as Chief Executive Officer of the Company and was appointed as Executive Chairman.

(2)	Effective September 5, 2006, Mr. McCluney resigned as Chief Operating Officer and was appointed as Chief Executive Officer and President.

(3)	These persons serve in the indicated capacities as officers of the Registrant’s principal operating subsidiaries; they are not officers of the Registrant.

Mr. Folino joined the Company in May 1993 as president and chief executive officer and as a director, in July 2002 was promoted to chairman of the board and chief executive officer, and in September 2006, became executive chairman. From January 1991 to May 1993, Mr. Folino was president and chief operating officer of Thomas-Conrad Corporation, a manufacturer of local area networking products.

Mr. McCluney joined the Company in November 2003 as president and chief operating officer, and was subsequently appointed to the position of chief executive officer and president in September 2006. Prior to Emulex’s acquisition of Vixel Corporation (Vixel) in November 2003, Mr. McCluney had served as Vixel’s chairman, president and chief executive officer. From October 1997 to January 1999, Mr. McCluney served as president and chief operating officer of Crag Technologies, formerly Ridge Technologies, a storage system manufacturer. From October 1994 to September 1997, Mr. McCluney served in various positions at Apple Computer, Inc., including senior vice president of worldwide operations and vice president of European operations.

Mr. Gill joined the Company in January 2000 and serves as executive vice president of worldwide sales. Prior to joining the Company, Mr. Gill was director, business development for Pinnacle Multimedia, a developer of training management software. From 1994 to 1999, Mr. Gill held various senior sales positions with 3Com Corporation and U.S. Robotics.

Ms. Herrera joined the Company in 1988 and serves as executive vice president of human resources and facilities. Ms. Herrera had over 15 years of human resource management experience with the Remex Division of Ex-Cell-O/Textron Corporation and other companies prior to joining the Company.

Mr. Lee joined the Company in September 2002 as executive vice president of engineering and in November 2004, was elected as an officer of the Company. Prior to joining the Company, Mr. Lee was vice president of engineering at Quantum Corporation, a peripheral manufacturer, from June 1995 to April 2001 and held a senior management position at IBM’s Storage Division from April 1994 to June 1995. From August 1992 to April 1994, Mr. Lee was vice president of engineering at Maxtor Corporation, a hard disk drive company, and from June 1984 to August 1992, held a senior management position at Western Digital Corporation, a hard disk drive company.

Mr. Rockenbach joined the Company in 1991 and has served as executive vice president and chief financial officer since 1997. From 1991 to 1996, Mr. Rockenbach served in senior finance and accounting positions within the Company. Prior to joining the Company, Mr. Rockenbach served in various manufacturing finance and financial planning positions at Western Digital Corporation.

Mr. Smith joined the Company in October 1998 and serves as executive vice president of worldwide marketing. Prior to joining the Company, Mr. Smith held various marketing management positions with Adaptec, Inc. (Adaptec), including responsibility for its Fibre Channel products and Disk Controller Integrated Circuits product lines. Prior to joining Adaptec, Mr. Smith spent 10 years with Western Digital Corporation in a variety of engineering and marketing management positions.

Mr. Wick joined the Company in June 2002 and serves as vice president and general counsel. Prior to joining the Company, Mr. Wick served as vice president, chief operating officer and general counsel of TelOptics Corporation, a high tech privately held company, since November 2000. The prior year, he served as a legal consultant for his own firm. Previously, Mr. Wick held the positions of vice president and general counsel for Samsung Electronics America, Inc. from 1998 to 1999 and AST Research, Inc. from 1990 to 1998.

None of the executive officers of the parent Company or officers of its principal operating subsidiaries has any family relationship with any other executive officer of the Company, other officer of its principal operating subsidiaries, or director of the Company.

Item 1A.	Risk Factors.

Our acquisitions of Aarohi Communications, Inc. on May 1, 2006 and Sierra Logic, Inc. on October 2, 2006, involve numerous risks which may have a material adverse effect on our business and operating results.

Our acquisitions of Aarohi Communications, Inc. (Aarohi) and Sierra Logic, Inc. (Sierra Logic) involve numerous risks, including, but not limited to:

•	complexities in creating and maintaining uniform standards, controls, procedures, and policies;

•	different geographic locations of the principal operations of Emulex, Aarohi and Sierra Logic and difficulties relating to management of the former Aarohi operations and personnel in India;

•	currency conversion exposure for payroll and other expenses of Aarohi’s principal product development facility in Bangalore, India;

•	difficulties with integrating acquired technology into our existing technology in a timely and efficient manner that would allow us to fully realize the benefits of this acquisition.

As a result of these and other difficulties, we may not realize the anticipated benefits of the acquisition and may encounter difficulties that could have a material adverse effect on our business and operating results or cause expectations with respect to Aarohi or Sierra Logic specifically, and the combined companies to be inaccurate.

Also, certain INP revenue generating activities to date have been limited and therefore are expected to further dilute our earnings until new product revenues grow to a level sufficient to offset expenses, which timing we are unable to predict.

A downturn in information technology spending in general, or spending on computer and storage systems in particular, could adversely affect our revenues and results of operations.

The demand for our network storage products has been driven by the demand for high performance storage networking products and solutions that support enterprise computing applications, including on-line transaction processing, data mining, data warehousing, multimedia, and Internet applications. Any significant downturn in demand for such products, solutions, and applications could adversely affect our business, results of operations, and financial condition. The adverse effects of any sustained downturn in information technology spending on our operating results may be exacerbated by our research and development investments, strategic investments and merger and acquisition activity, as well as customer service and support, which are expected to continue despite any such downturn.

A significant portion of our business depends upon the continued growth of the storage networking market, and our business will be adversely affected if such growth does not occur or occurs more slowly than we anticipate.

The size of our potential market is largely dependent on the overall demand for storage in general, and in particular upon the broadening acceptance of our storage networking technologies. We believe that our investment in multi-protocol solutions that address the high performance needs of the storage networking market provides the greatest opportunity for our revenue growth and profitability for the future. However, the market for storage networking products may not gain broader acceptance and customers may choose alternative technologies that we are not investing in, and/or products supplied by other companies. Interest continues for other storage networking technologies such as iSCSI, which may satisfy some I/O connectivity requirements through standard Ethernet adapters and software at little to no incremental cost to end users, or through iSCSI HBAs that provide bundled offload engine hardware and software. Such iSCSI solutions compete with our Host Server Products, particularly in the low end of the market. In addition, other technologies such as port bypass circuits (PBC’s) and SAS compete with our embedded storage products today, and we may not be able to develop products fast enough, or cost effective enough to compete in this market. Furthermore, since our products are sold as parts of integrated systems, demand for our products is driven by the demand for these integrated systems, including other companies’ complementary products. A lack of demand for the integrated systems or a lack of complementary products required for these integrated systems to be deployed could have a material adverse effect on our business, results of operations, and financial condition. If the storage networking market does not grow, or grows more slowly than we anticipate, attracts more competitors than we expect, as discussed below, or if our products do not achieve continued market acceptance, our business, results of operations, and financial condition could be materially adversely affected.

Because a significant portion of our revenues are generated from sales to a limited number of customers, none of which are the subject of exclusive or long-term contracts, the loss of one or more of these customers, or our customers’ failure to make timely payments to us, could adversely affect our business.

We rely almost exclusively on OEMs and sales through distribution channels for our revenue. For the fiscal year ended July 1, 2007, we derived approximately 71% of our net revenues from sales to OEM customers and approximately 29% from sales through distribution, respectively. Furthermore, as some of our sales through distribution channels consist of OEM products, OEM customers effectively generated more than 90% of our revenue for the fiscal year ended July 1, 2007. We may be unable to retain our current OEM and distributor customers or to recruit additional or replacement customers.

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

Alternative legacy technologies such as SCSI and PBCs compete with our Fibre Channel I/O and embedded storage products, respectively, for customers. Our success depends in part on our ability and on the ability of our OEM customers to develop storage networking solutions that are competitive with these alternative legacy technologies. Additionally, in the future other technologies that we are not currently developing may evolve to address the storage networking applications currently served by our products today, reducing our market opportunity.

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

Our revenues and results of operations have varied on a quarterly basis in the past and may vary significantly in the future. Accordingly, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful, and you should not rely on such comparisons as indications of our future performance. We may be unable to maintain our current levels of growth or profitability in the future. Our revenues and results of operations are difficult to forecast and could be adversely affected by many factors, including, but not limited to:

•	changes in the size, mix, timing and terms of OEM and/or other customer orders;

•	changes in the sales and deployment cycles for our products and/or desired inventory levels for our products;

•	acquisitions or strategic investments by our customers, competitors or us;

•	timing and market acceptance of new or enhanced product introductions by us, our OEM customers and/or competitors;

•	market share losses or difficulty in gaining incremental market share;

•	fluctuations in product development, procurement, resource utilization and other operating expenses;

•	component shortages;

•	reduced demand from our customers if there is a shortage of, or difficulties in acquiring, components or other products, such as Fibre Channel or SATA disk drives and optical modules, used in conjunction with our products in the deployment of systems;

•	inability of our electronics manufacturing service providers to produce and distribute our products in a timely fashion;

•	difficulties with updates, changes or additions to our information technology systems;

•	breaches of our network security, including viruses;

•	changes in general social and economic conditions, including but not limited to natural disasters, terrorism, public health and slower than expected market growth, with resulting changes in customer technology budgeting and spending;

•	changes in technology, industry standards or consumer preferences;

•	seasonality; and

•	changes in our accounting or other policies resulting from the adoption of new laws, regulations or pronouncements.

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

The markets for our products are characterized by rapidly changing technology, evolving industry standards, and the frequent introduction of new products and enhancements. Our future success depends in large part on our ability to enhance our existing products and to introduce new products on a timely basis to meet changes in customer preferences and evolving industry standards. Currently, new and proposed technologies such as eight, 10, and 16 Gb/s Fibre Channel solutions; one and 10 Gb/s Ethernet solutions; Fibre Channel over Ethernet (FCoE); Enhanced Ethernet; Data Center Ethernet; Infiniband; PCI-X 2.0; PCI Express; PCI Express Advanced Switching; iSCSI; SATA; SAS; and Remote Direct Memory Access (RDMA); are in development by many companies and their ultimate acceptance and deployment in the market is uncertain. We are developing some, but not all of these technologies, and we cannot be sure that the technologies we chose to develop will achieve market acceptance, or that technologies that we chose not to develop will be available to purchase or license from third parties or will be immaterial to our business. Furthermore, if our products are not available in time for the qualification cycle at an OEM it may be up to three years, if ever, before another qualification cycle is available to us. In addition, new products and enhancements developed by us may not be backwards compatible to existing equipment already installed in the market. If we are unable, for technological or other reasons, to develop new products, enhance or sell existing products, or consume raw materials in a timely and cost effective manner in response to technological and market changes, our business, results of operations, and financial condition may be materially adversely affected.

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

As our customers migrate from one platform to the enhanced price/performance of the next platform, we may experience reduced revenue, gross profit, or gross margin levels associated with lower average selling prices or higher relative product costs associated with improved performance. While we regularly compare forecasted demand for our products against inventory on hand and open purchase commitments, to the extent that customers migrate more quickly than anticipated, the corresponding reduction in demand for older product platforms may result in excess or obsolete inventory and related charges which could have a material adverse effect on our financial condition and results of operations.

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

We supply three families of HBAs that target separate high-end, midrange and small to medium sized business users (SMB) markets. Historically, the majority of our storage networking revenue has come from our high-end server and storage solutions. In the future, increased revenues are expected to come from SMB and midrange server and storage solutions, which have lower average selling prices. If customers elect to utilize lower end HBAs in higher end environments or applications, our business could be negatively affected.

Advancement of storage disk capacity technology may not allow for additional revenue growth.

Storage disk density continues to improve rapidly and at some point in the future, the industry may experience a period where the increase in storage disk capacity may equal or exceed the growth rate of digital data. This would result in a situation where the number of units of disk drives may flatten out or even decrease. Our growth in revenue depends on growth in unit shipments to offset declining average selling prices. To the extent that disk drive unit demand slows or decreases, our financial condition and results of operations may be materially adversely affected.

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

We have engaged in joint development projects with third parties in the past and we expect to continue doing so in the future. Joint development can magnify several risks for us, including the loss of control over development of aspects of the jointly developed products and over the timing of product availability. Accordingly, we face increased risk that joint development activities will result in products that are not commercially successful or that are not available in a timely fashion. Any failure to timely develop commercially successful products through our joint development activities could have a material adverse effect on our business, results of operations, and financial condition.

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

We rely on third party suppliers for components and the manufacture of our products, and we have experienced delays or difficulty in securing components and finished goods in the past. Delays or difficulty in securing components or finished goods at reasonable cost may be caused by numerous factors including, but not limited to:

•	discontinued production by a supplier;

•	required long-term purchase commitments;

•	undetected errors, failures or production quality issues, including projected failures that may exceed epidemic failure rates specified in agreements with our customers or that may require us to make concessions or accommodations for continuing customer relationships;

•	timeliness of product delivery;

•	sole sourcing and components made by a small number of suppliers, including the inability to obtain components and finished goods at reasonable cost from such sources and suppliers;

•	financial stability and viability of our suppliers and electronics manufacturing service (EMS) providers;

•	changes in business strategies of our suppliers and EMS providers;

•	increases in manufacturing costs due to lower volumes or more complex manufacturing process than anticipated;

•	disruption in shipping channels;

•	natural disasters;

•	inability or unwillingness of our suppliers or EMS providers to continue their business with us;

•	environmental, tax or legislative changes in the location where our products are produced or delivered, including implementation of European Union Directives 2002/95/EC (RoHS) and 2002/96/EC (WEEE), with the RoHS directive limiting the concentration of certain materials (lead, chromium, etc.) that may be contained in electronic products placed on the European market and the WEEE directive requiring certain recycling markings and recycling procedures for electronic products placed on the European market;

•	difficulties associated with foreign operations; and

•	market shortages.

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

For more information on legal proceedings related to Emulex, see Note 10 in the accompanying notes to the consolidated financial statements.

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

For the fiscal year ended July 1, 2007, sales in the United States accounted for approximately 47% of our total net revenues, sales in the Pacific Rim countries accounted for approximately 17%, and sales in Europe and the rest of the world accounted for approximately 36% of our total net revenues, based on bill to address. We expect that our sales will be similarly distributed for the foreseeable future. However, because we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our sales may not be reflective of the geographic mix of end-user demand or installations. All of our sales are currently denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. Additionally, a significant portion of our products is produced at our EMS providers’ production facilities in Mexico and Malaysia. As a result, we are subject to the risks inherent in international operations. Our international business activities could be affected, limited or disrupted by a variety of factors, including, but not limited to:

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

The stock market in general and the stock prices in technology based companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. For example, during the first seven months of calendar year 2007, the sales price of our common stock ranged from a low of $17.01 per share to a high of $23.80 per share. Factors that could have a significant impact on the market price of our stock include, but are not limited to, the following:

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

In the past, companies, including us, that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If we were to be the subject of similar litigation in the future or experience unfavorable outcomes in any of our pending litigation, as discussed in Note 10 in the accompanying notes to our consolidated financial statements contained elsewhere herein, it could have a material adverse effect on our results of operations, financial condition, and diversion of management’s attention from other business matters.

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

We currently do not carry earthquake insurance. However, we do carry various other lines of insurance that may or may not be adequate to try and protect our business.

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

Global warming issues may cause us to alter the way we conduct our business.

The general public is becoming more aware of global warming issues and as a result, governments around the world are beginning to focus on addressing this issue. This may result in new environmental regulations that may unfavorably impact us, our suppliers, and our customers in how we conduct our business including the design, development, and manufacturing of our products. The cost of meeting these requirements may have an adverse impact on our results of operations and financial condition.

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

On November 15, 2001, prior to our acquisition of Vixel Corporation, a securities class action was filed in the United States District Court in the Southern District of New York as Case No. 01 CIV. 10053 (SAS), Master File No. 21 MC92 (SAS) against Vixel and two of its officers and directors (one of which is James M. McCluney) and certain underwriters who participated in the Vixel initial public offering in late 1999. The amended complaint alleges violations under Section 10(b) of the Exchange Act and Section 11 of the Securities Act and seeks unspecified damages on behalf of persons who purchased Vixel stock during the period October 1, 1999 through December 6, 2000. In October 2002, the parties agreed to toll the statute of limitations with respect to Vixel’s officers and directors until September 30, 2003, and on the basis of this agreement, Vixel’s officers and directors were dismissed from the lawsuit without prejudice. During June 2003, Vixel and the other issuer defendants in the action reached a tentative settlement with the plaintiffs that would, among other things, result in the dismissal with prejudice of all claims against the defendants and their officers and directors. In connection with the possible settlement, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements so that they would not expire prior to any settlement being finalized. Although Vixel approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the court. On August 31, 2005, a Preliminary Order In Connection With Settlement Proceedings was issued by the court which among other items, set the form of notice to the Settlement Classes of the Issuers’ Settlement Stipulation. In December 2005, the settlement notices authorized by the court were sent to former Vixel stockholders and the web site www.iposecuritieslitigation.com was created for claimants.

On or about July 17, 2006, Emulex assigned to the class action plaintiffs any IPO claims Emulex (Vixel) has against RBC Dain Rauscher in the IPO litigation, as required by the settlement agreement. On December 5, 2006, the Second Circuit Court of Appeals issued a decision reversing Judge Scheindlin’s class certification decision. On about January 6, 2007, Emulex assigned to the class action plaintiffs any IPO claims Emulex (Vixel) has against The Bear Stearns Companies Inc. and Bear Stearns & Co. Inc. in the IPO litigation, as required by the settlement agreement. On April 6, 2007, the Second Circuit denied the plaintiffs’ petition for rehearing of the decision denying class certification. During April 2007, counsel for Emulex and other Issuers informed Judge Scheindlin that, in light of the Second Circuit opinion, the settlement agreement in its current form cannot be approved because the defined settlement class, like the litigation class, does not meet the Second Circuit requirements for certification. Judge Scheindlin held a conference on May 30, 2007 to consider issues relating to the class definitions, the statute of limitations, settlement, and discovery. On June 25, 2007, Judge Scheindlin signed a Stipulation and Order submitted by the parties which terminated the June 10, 2004 Stipulation and Agreement of Settlement with Defendant Issuers and Individuals. On June 26, 2007, a document production request from the plaintiffs to all 298 issuers (including Vixel) was received, covering documents from each issuer’s inception through December 31, 2001.

In addition to the ongoing litigation discussed above, we are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of the outstanding matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 2007.

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

	High	Low

2007
Fourth Quarter	$23.42	$17.89
Third Quarter	20.34	17.01
Second Quarter	21.64	17.85
First Quarter	18.52	14.07
2006
Fourth Quarter	$19.00	$15.58
Third Quarter	22.00	16.00
Second Quarter	21.22	17.17
First Quarter	22.68	17.14

Number of Common Stockholders

The approximate number of holders of record of our common stock as of August 10, 2007 was 352.

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

We repurchased approximately $32.0 million of our common stock but there were no sales of unregistered securities during the three months ended July 1, 2007.

			Total
			Number of	Dollar Value
			Shares	of Shares
		Average	Purchased	That May
	Total	Price	as Part of	Yet Be
	Number	Paid	Publicly	Purchased
	of Shares	per	Announced	Under the
Period	Purchased	Share	Plan	Plan

April 2, 2007 - April 29, 2007	—	—	—	$111,950,000
April 30, 2007 - May 27, 2007	—	—	—	$111,950,000
May 28, 2007 - July 1, 2007	1,500,000	$21.36	1,500,000	$79,913,000

Total	1,500,000	$21.36	1,500,000	$79,913,000

Equity Compensation Plan Information

See Part III, Item 12 — “Security Ownership of Certain Beneficial Owners and Management” for certain information regarding our equity compensation plans.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on the Company’s common stock with the cumulative total return on the Standard & Poor’s 500 Index and the S&P Computer Storage and Peripherals Index for the period of five fiscal years commencing July 1, 2002 and ended July 1, 2007.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
EMULEX CORPORATION COMMON STOCK, S&P 500 INDEX AND
S&P COMPUTER STORAGE AND PERIPHERALS INDEX

*	Assumes the value of the investment in the Company’s common stock and each index was $100 on July 1, 2002.

Item 6.	Selected Consolidated Financial Data.

The following table summarizes certain selected consolidated financial data. On November 13, 2003, we completed the acquisition of Vixel Corporation (Vixel), on May 1, 2006, we completed the acquisition of Aarohi Communications, Inc. (Aarohi), and on October 2, 2006, we completed the acquisition of Sierra Logic, Inc. (Sierra Logic). For more details about the Aarohi and Sierra Logic acquisitions, see Note 2 to the Consolidated Financial Statements — “Business Combinations,” contained elsewhere herein.

Selected Consolidated Statements of Operations Data

	Year Ended
	July 1,	July 2,	July 3,	June 27,	June 29,
	2007(1)	2006(1)	2005(1),(2)	2004(1),(2)	2003(1),(2)
	(In thousands, except per share data)

Net revenues:
Host Server Products	$357,279	$340,566	$320,171	$335,225	$304,027
Embedded Storage Products	107,578	59,203	49,057	17,685	—
Intelligent Network Products	3,907	29	—	—	—
Other	1,423	3,015	6,425	11,512	4,181

Total net revenues	470,187	402,813	375,653	364,422	308,208

Cost of sales	195,579	163,993	154,530	143,299	117,840

Gross profit	274,608	238,820	221,123	221,123	190,368

Operating expenses:
Engineering and development	117,833	89,669	79,971	73,211	61,257
Selling and marketing	47,870	36,169	32,441	28,035	18,994
General and administrative	31,416	23,680	11,636	18,815	40,291
Amortization of other intangible assets	12,082	10,944	11,314	7,597	7
Impairment of other intangible assets	2,001	—	—	—	—
Impairment of goodwill	—	—	1,096	583,499	—
In-process research and development	19,225	17,272	—	11,400	—

Total operating expenses	230,427	177,734	136,458	722,557	120,549

Operating income (loss)	44,181	61,086	84,665	(501,434)	69,819

Nonoperating income, net:
Interest income	20,000	21,150	13,106	9,149	12,991
Interest expense	(1,179)	(2,494)	(4,202)	(4,754)	(5,510)
Gain on repurchase of convertible subordinated notes	—	—	20,514	2,670	28,729
Other (expense) income, net	(3,919)	173	(2,273)	109	(78)

Total nonoperating income, net	14,902	18,829	27,145	7,174	36,132

Income (loss) before income taxes	59,083	79,915	111,810	(494,260)	105,951
Income tax provision	29,649	39,464	40,221	38,062	40,262

Net income (loss)	$29,434	$40,451	$71,589	$(532,322)	$65,689

Net income (loss) per share:
Basic	$0.35	$0.48	$0.86	$(6.47)	$0.80

Diluted	$0.34	$0.46	$0.80	$(6.47)	$0.79

Number of shares used in per share computations:
Basic	84,545	83,920	82,819	82,293	82,051

Diluted	89,089	91,259	92,970	82,293	87,914

(1)	Net revenues have been reclassified into Host Server Products, Embedded Storage Products, Intelligent Network Products, and Other categories for all fiscal years presented.

(2)	Approximately $14.8 million, $11.5 million, and $5.8 million of amortization expense resulting from the acquisition of technology intangible assets for fiscal years 2005, 2004, and 2003, respectively, has been reclassified from Amortization of other intangible assets to Cost of sales.

Selected Consolidated Balance Sheet Data

	Year Ended
	July 1,	July 2,	July 3,	June 27,	June 29,
	2007	2006	2005	2004	2003
	(In thousands)

Total current assets	$399,054	$707,554	$584,457	$541,326	$498,232
Total current liabilities	70,340	302,564	76,644	54,496	75,061

Working capital	328,714	404,990	507,813	486,830	423,171
Total assets	659,288	860,157	801,781	972,981	1,189,769
Convertible subordinated notes	—	235,177	233,382	524,845	208,518
Accumulated deficit	(401,982)	(431,416)	(471,867)	(543,456)	(11,134)
Total stockholders’ equity	581,907	556,913	477,591	393,154	901,930

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Overview

Emulex creates enterprise-class products that intelligently connect storage, servers and networks — enabling access to information that is open, adaptable and secure. We are a leading supplier of a broad range of advanced storage networking infrastructure solutions. Our products and technologies leverage flexible multi protocol architectures that extend from deep within the storage array to the server edge of storage area networks (SANs). Our storage networking offerings include host bus adapters (HBAs), mezzanine cards for blade servers, embedded storage bridges, routers, and switches, storage Input/Output controllers (IOCs), and intelligent data center networking solutions. HBAs and mezzanine cards are the data communication products that enable servers to connect to storage networks by offloading communication-processing tasks as information is delivered and sent to the storage network. Embedded storage bridges, routers, and switches and IOCs are deployed inside storage arrays, tape libraries and other storage appliances, delivering improved performance, reliability, and storage connectivity. Our intelligent data center networking solutions support enhanced performance and functionality for high performance networked virtual storage environments. The world’s largest storage and server OEMs rely on our highly flexible common architecture to establish a robust foundation for cost effectively integrating a wide array of storage protocols, standards, and speeds.

We rely almost exclusively on OEMs and sales through distribution channels for our revenue. Our OEM customers include the world’s leading server and storage providers, including Dell Inc. (Dell), EMC Corporation (EMC), Engenio Information Technologies, Inc. (Engenio), a subsidiary of LSI Logic Corporation, Fujitsu Ltd. (Fujitsu), Fujitsu Siemens Computers (Fujitsu Siemens), Groupe Bull (Bull), Hewlett-Packard Company (Hewlett-Packard), Hitachi Limited (Hitachi), International Business Machines Corporation (IBM), NEC Corporation (NEC), Network Appliance, Inc. (Network Appliance), Quantum Corporation (Quantum), Sun Microsystems, Inc. (Sun), Unisys Corporation (Unisys), and Xyratex Ltd. (Xyratex). Our distribution partners include Acal plc group (ACAL), Avnet, Inc. (Avnet), Bell Microproducts, Inc. (Bell Microproducts), Info X Technology Solutions (Info X), Ingram Micro Inc. (Ingram Micro), Macnica Networks Corporation (Macnica), Netmarks Inc. (Netmarks), Tech Data Corporation (Tech Data), and Tokyo Electron Device Ltd. (TED). The market for storage networking infrastructure solutions is concentrated among large OEMs, and as such, a significant portion of our revenues are generated from sales to a limited number of customers.

We believe that growth and diversification by investing in next generation storage networking infrastructure solutions are required in order to grow revenue, increase earnings, and increase shareholder value.

Beginning with the second quarter of fiscal 2007, our growth and diversification strategy within our single business segment was mainly driven through three market focused product lines — Host Server Products (HSP), Embedded Storage Products (ESP), and Intelligent Network Products (INP). HSPs mainly consist of our standard HBAs, custom form factor mezzanine cards for blade servers, and application specific integrated circuits (ASICs) used in server applications. ESPs mainly consist of our serial advanced technology attachment (SATA) bridges and routers, Fibre Channel embedded switches, and single and multi protocol embedded controller products for enterprise class storage systems. INPs mainly consist of multi protocol intelligent storage platforms that can be deployed as IOCs, mezzanine cards, or appliances. These products expand the reach of Fibre Channel SANs beyond the data center with solutions designed to take advantage of currently deployed one Gb/s Ethernet networks, and products currently under development will incorporate 10 Gb/s Ethernet. We believe the product lines will benefit from the overall visibility and access to our total customer and market base, as well as our ability to leverage our core technology platforms to create products that are tailored to meet the specific requirements of their market. We continue to, and currently plan to invest in research and development, sales and marketing, and capital equipment in order to achieve our goal. As of July 1, 2007, we had a total of 746 employees.

Business Combinations

On October 2, 2006, we acquired 100% of the outstanding common shares of Sierra Logic, Inc. (Sierra Logic), a privately-held supplier of embedded products for storage networking equipment located in Roseville, California. The acquisition is part of our strategy to diversify our business by expanding our embedded products beyond Fibre Channel to other disk drive protocols. The addition of Sierra Logic’s serial advanced technology attachment (SATA) products, as well as other products under development, will enable the us to provide our customers with cost effective, end-to-end solutions with enhanced features such as virtualization, multi-protocol interoperability and tiered storage. We accounted for the acquisition using the purchase method of accounting in accordance with Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.” The aggregate purchase price was approximately $147.0 million, including approximately $137.6 million of cash for convertible preferred stock and common stock, approximately $7.4 million in assumed vested stock options and other transaction costs of approximately $2.0 million. This aggregate purchase price does not include approximately $24.3 million paid into escrow and deemed to be contingent consideration, which is included in other assets, approximately $8.3 million in restricted stock, and approximately $1.1 million of assumed unvested stock options that will be recognized as compensation expense post-acquisition. The contingent consideration relates to certain standard representations and warranties defined in the escrow agreement and is expected to be resolved within 18 months from the acquisition date.

This allocation is subject to revision as the estimates of fair value of inventory, identifiable intangible assets, and deferred taxes are based on preliminary information and the final pre-acquisition tax returns are not yet complete. Emulex is in the process of obtaining third party valuations of certain assets. Thus, the allocation of the purchase price is subject to refinement.

On May 1, 2006, we acquired 100% of Aarohi Communications, Inc. (Aarohi), a supplier of intelligent data center networking products with principal product development facilities located in San Jose, California and Bangalore, India. We accounted for the acquisition of Aarohi under the purchase method of accounting in accordance with SFAS No. 141, and recorded approximately $17.3 million of purchased in-process research and development (IPR&D) expense during fiscal 2006.

The fair value of the net assets received by us in the Aarohi acquisition exceeded the purchase price to be allocated. Consequently, contingent consideration of approximately $1.0 million was recognized and was included in accrued liabilities during fiscal 2006. Certain performance targets were not achieved and thus, the contingent consideration of approximately $1.0 million previously recorded was reversed in fiscal 2007. The final purchase price revisions were also recorded in fiscal 2007 which resulted in changes to the fair value of assets acquired and liabilities assumed as well as a reduction to IPR&D expense in the statement of income of approximately $2.6 million. We have finalized the purchase price allocation to the assets acquired and liabilities assumed at estimated fair values as of the end of fiscal 2007.

On November 13, 2003, we completed the cash tender offer to acquire all outstanding shares of Vixel Corporation (Vixel). On November 17, 2003, we completed our acquisition of Vixel. We acquired Vixel, a leading supplier of embedded switch ASICs and subsystems for the storage networking market, to expand our Fibre Channel product line and paid approximately $298.4 million in cash for all outstanding common stock, preferred stock, and warrants of Vixel. We also incurred acquisition related expenses of approximately $6.7 million in cash. In addition, we assumed Vixel’s stock options outstanding by issuing approximately 2.2 million of our stock options with a fair value of approximately $47.5 million and kept the original vesting periods for a total acquisition value of $352.7 million. We calculated the fair value of the approximately 2.2 million stock options issued at the date of acquisition using the Black-Scholes-Merton options pricing model.

Since the completion of the acquisitions, the operations of Sierra Logic, Aarohi, and Vixel, have been integrated into our operations and are included within our one operating segment, networking products.

Convertible Subordinated Notes Offering

In fiscal 2004, we completed an approximately $517.5 million private placement of 0.25% contingently convertible subordinated notes due 2023 (Notes). Interest was payable in cash on June 15th and December 15th of each year beginning June 15, 2004. Under the terms of the offering, the Notes could be convertible into shares of Emulex common stock at a price of $43.20 per share at the option of the holder upon the occurrence of certain events.

The Notes provided for a scheduled maturity date 20 years following issuance and were not callable for the first five years. Holders of the Notes had rights to require us to purchase the Notes for cash by giving written notice within the 20 business days prior to each of December 15, 2006, December 15, 2008, December 15, 2013, or December 15, 2018 or upon a change in control.

On November 15, 2006, we announced the commencement of the put option period for holders of our Notes to surrender the Notes for purchase. Each holder of the Notes had the right to require us to purchase all or any part of such holder’s Notes at a price equal to $1,000 per $1,000 of principal amount plus any accrued and unpaid interest, including additional interest, if any, to, but excluding, the date of purchase. At the end of the put option period on December 15, 2006, all such Notes were surrendered and we paid approximately $236.0 million to retire these Notes. No gain or loss occurred as a result of the retirement of these Notes. Thus, as of July 1, 2007, there were no Notes outstanding.

Results of Operations for Emulex Corporation and Subsidiaries

The following discussion and analysis should be read in conjunction with the selected consolidated financial data set forth in Item 6 — “Selected Consolidated Financial Data,” and our Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K. All references to years refer to our fiscal years ended July 1, 2007, July 2, 2006 and July 3, 2005, as applicable, unless the calendar year is specified. The following table sets forth certain financial data for the years indicated as a percentage of net revenues.

	Percentage of Net Revenues
	2007	2006	2005

Net revenues:
Host Server Products	76.0%	84.5%	85.2%
Embedded Storage Products	22.9	14.7	13.1
Intelligent Network Products	0.8	—	—
Other	0.3	0.8	1.7

Total net revenues	100.0	100.0	100.0

Cost of sales	41.6	40.7	41.1

Gross profit	58.4	59.3	58.9

Operating expenses:
Engineering and development	25.0	22.2	21.3
Selling and marketing	10.2	9.0	8.7
General and administrative	6.7	5.9	3.1
Amortization of other intangible assets	2.6	2.7	3.0
Impairment of other intangible assets	0.4	—	—
Impairment of goodwill	—	—	0.3
In-process research and development	4.1	4.3	—

Total operating expenses	49.0	44.1	36.4

Operating income	9.4	15.2	22.5

Nonoperating income, net:
Interest income	4.3	5.2	3.5
Interest expense	(0.3)	(0.6)	(1.1)
Gain on repurchase of convertible subordinated notes	—	—	5.5
Other (expense) income, net	(0.8)	—	(0.6)

Total nonoperating income, net	3.2	4.6	7.3

Income before income taxes	12.6	19.8	29.8
Income tax provision	6.3	9.8	10.7

Net income	6.3%	10.0%	19.1%

Fiscal 2007 versus Fiscal 2006

Net Revenues.  Net revenues for fiscal 2007 increased approximately $67.4 million, or 17%, to approximately $470.2 million, compared to approximately $402.8 million in fiscal 2006.

Net Revenues by Product Line

From a product line perspective, net revenues generated from our HSPs for fiscal years 2007 and 2006 represented the majority of our net revenues. Our net revenues by product line were as follows:

		Percentage of		Percentage of	Increase/	Percentage
	2007	Net Revenues	2006	Net Revenues	(Decrease)	Change
	(Dollars in thousands)

Host Server Products	$357,279	76%	$340,566	84%	$16,713	5%
Embedded Storage Products	107,578	23	59,203	15	48,375	82%
Intelligent Network Products	3,907	1	29	—	3,878	nmf
Other	1,423	—	3,015	1	(1,592)	(53)%

Total net revenues	$470,187	100%	$402,813	100%	$67,374	17%

Not meaningful (nmf).

HSP mainly consists of our standard HBAs, custom form factor mezzanine cards for blade servers, and ASICs used in server applications. The increase in our HSP net revenues for fiscal 2007 compared to fiscal 2006 was mainly due to an increase in units shipped of approximately 19% partially offset by a decrease in average selling price (ASP) of approximately 12%.

ESP mainly consists of our SATA bridges and routers, Fibre Channel embedded switches, and single and multi protocol embedded controller products for enterprise class storage systems. The significant increase in our ESP net revenues for fiscal 2007 compared to fiscal 2006 was mainly due to an increase in units shipped of approximately 235%, which included the growth in units shipped resulting from our acquisition of Sierra Logic in October 2006, partially offset by a decrease in ASP of approximately 46%.

INP mainly consists of multi protocol intelligent storage virtualization platforms that can be deployed as IOCs, mezzanine cards, or appliances, and contract engineering. These products expand the reach of Fibre Channel SANs beyond the data center with solutions designed to take advantage of currently deployed one Gb/s Ethernet networks, and products currently under development will incorporate 10 Gb/s Ethernet. Our Other category mainly consists of legacy and other products.

Net Revenues by Major Customers

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

			Total Direct
			and Indirect
	Direct Revenues		Revenues(2)
	2007	2006	2007	2006

Net revenue percentage(1)
EMC	—	—	18%	23%
Hewlett-Packard	13%	10%	13%	10%
IBM	22%	29%	25%	29%
Info X	17%	21%	—	—

(1)	Amounts less than 10% are not presented.

(2)	Customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.

Direct sales to our top five customers accounted for approximately 64% and 69% of total net revenues for fiscal years 2007 and 2006, respectively, and we expect to be similarly concentrated in the future. Our net revenues from our customers can be significantly impacted by changes to our customers’ business and their business models.

Net Revenues by Sales Channel

From a sales channel perspective, net revenues generated from OEM customers were approximately 71% of net revenues and sales through distribution were approximately 29% in fiscal 2007 compared to net revenues from OEM customers of approximately 64% and sales through distribution of approximately 36% in fiscal 2006. The increase in OEM net revenues was mainly due to the increase in ESP net revenues. Net revenues by sales channel were as follows:

		Percentage of		Percentage of	Increase/	Percentage
	2007	Net Revenues	2006	Net Revenues	(Decrease)	Change
	(Dollars in thousands)

OEM	$335,562	71%	$257,531	64%	$78,031	30%
Distribution	134,322	29%	145,071	36%	(10,749)	(7)%
Other	303	—	211	—	92	44%

Total net revenues	$470,187	100%	$402,813	100%	$67,374	17%

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

Net Revenues by Geographic Territory

In fiscal 2007, domestic net revenues decreased slightly by approximately $0.9 million, or 0%, and international net revenues increased by approximately $68.3 million, or 37%, compared to fiscal 2006. Our net domestic and international revenues based on billed to location were as follows:

		Percentage of		Percentage of	Increase/	Percentage
	2007	Net Revenues	2006	Net Revenues	(Decrease)	Change
	(Dollars in thousands)

United States	$218,996	47%	$219,911	55%	$(915)	—
Pacific Rim	80,637	17%	52,811	13%	27,826	53%
Europe and rest of the world	170,554	36%	130,091	32%	40,463	31%

Total net revenues	$470,187	100%	$402,813	100%	$67,374	17%

We believe the net increase in net revenues in fiscal 2007 compared to fiscal 2006 was mainly a function of the overall size of the market for storage networking products. The slight decline in net revenues domestically and the increase in the Pacific Rim and Europe and rest of the world net revenues were mainly due to a change in the bill to location for one of our key embedded customers in the prior year which has a full year effect in the current year combined with the significant increase in our ESP net revenues which are mainly derived internationally in the current fiscal year. However, as we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end user demand or installations.

Gross Profit.  Cost of sales includes the cost of production of finished products, amortization expense related to core technology and developed technology intangible assets as well as support costs and other expenses related to inventory management, manufacturing quality, and order fulfillment. Approximately $25.8 million and $14.7 million of amortization of technology intangible assets were included in cost of sales in fiscal years 2007 and 2006, respectively. Approximately $1.1 million and $0.8 million of share-based compensation expense were included in cost of sales in fiscal years 2007 and 2006, respectively. Approximately $2.0 million related to the mark up to fair value on inventory acquired in the Sierra Logic acquisition and subsequently sold, as required by Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” were included in cost of sales in fiscal 2007. Gross margin decreased slightly to approximately 58% in fiscal 2007 compared to approximately 59% in fiscal 2006 due to the items above. We anticipate gross margin will trend down over time as lower gross margin but higher volume products such as mezzanine cards for blade servers and embedded storage products become a bigger portion of our business.

Engineering and Development.  Engineering and development expenses consisted primarily of salaries and related expenses for personnel engaged in the design, development, and technical support of our products. These expenses included third party fees paid to consultants, prototype development expenses, and computer service costs related to supporting computer tools used in the engineering and design process. Engineering and development expenses increased approximately $28.2 million, or 31%, to approximately $117.8 million in fiscal 2007 compared to approximately $89.7 million in fiscal 2006. This represents approximately 25% and 22% of net revenues in fiscal years 2007 and 2006, respectively. Approximately $12.9 million and $7.2 million of share-based compensation expense were included in engineering and development costs in fiscal years 2007 and 2006, respectively. We continue our growth and diversification strategies by investing significantly in new product development within the context of our three highly synergistic and focused product lines. Engineering and development headcount increased to 446 at the end of fiscal 2007 compared to 369 at the end of fiscal 2006. This expanded headcount resulted in an increase of approximately $16.4 million in salary and related expenses. We also invested approximately $7.7 million in new product development in fiscal 2007 compared to approximately $5.1 million in fiscal 2006. We will continue to invest in engineering and development activities and anticipate gross dollar expenditures will continue to grow in this area.

Selling and Marketing.  Selling and marketing expenses consisted primarily of salaries, commissions, and related expenses for personnel engaged in the marketing and sales of our products, as well as trade shows, product literature, promotional support costs, and other advertising related costs. Selling and marketing expenses increased approximately $11.7 million, or 32%, to approximately $47.9 million in fiscal 2007 compared to approximately $36.2 million in fiscal 2006. This represents approximately 10% and 9% of net revenues in fiscal years 2007 and 2006, respectively. Approximately $5.6 million and $3.7 million of share-based compensation expense were included in selling and marketing costs in fiscal 2007 and 2006, respectively. As we have expanded our worldwide distribution efforts in connection with our growth initiatives, selling and marketing headcount increased to 127 at the end of fiscal 2007 compared to 100 at the end of fiscal 2006. This resulted in an increase of approximately $6.2 million in salary and related expenses. The remaining incremental increase in selling and marketing expenses during fiscal 2007 was mainly related to travel, advertising, and trade shows expense in order to strengthen existing and develop emerging OEM relationships and leveraging worldwide distribution channels to complement our core OEM relationships. We will continue to target advertising, market promotions, and heighten brand awareness of our new and existing products in an effort to provide overall revenue growth and thus, the expectation that future selling and marketing expenditures will grow in absolute dollars.

General and Administrative.  General and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees, and other corporate expenses. General and administrative expenses increased approximately $7.7 million, or 33%, to approximately $31.4 million in fiscal 2007 compared to approximately $23.7 million in fiscal 2006. This represents approximately 7% and 6% of net revenues in fiscal years 2007 and 2006, respectively. Approximately $8.5 million and $5.8 million of share-based compensation expense were included in general and administrative costs in fiscal 2007 and 2006, respectively. General and administrative headcount increased to 112 at the end of fiscal 2007 compared to 88 at the end of fiscal 2006. This resulted in an increase of approximately $1.8 million in salary and related expenses. The remaining incremental increase in general and administrative expenses during fiscal 2007 was mainly related to headcount hiring costs, rent and related costs, and maintenance.

Amortization of Other Intangible Assets.  Amortization of other intangible assets includes the amortization of intangible assets such as patents, customer relationships, trade names, and covenants not-to-compete with estimable lives. In fiscal 2007, amortization of other intangible assets related to the October 2006 acquisition of Sierra Logic, the May 2006 acquisition of Aarohi, and the November 2003 acquisition of Vixel Corporation (Vixel). Amortization of other intangible assets increased approximately $1.1 million, or 10%, to approximately $12.1 million in fiscal 2007 compared to approximately $10.9 million in fiscal 2006. This represents approximately 3% of net revenues for both fiscal 2007 and fiscal 2006. The increase was due primarily to additional amortization expense from the Sierra Logic and Aarohi acquisitions due to having a higher average balance of amortizable intangible assets.

Impairment of Other Intangible Assets.  Impairment of other intangible assets represents impairment charges recorded in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). During fiscal 2007, we recorded an impairment charge of approximately $2.0 million related to the customer relationships intangible asset from the Aarohi acquisition. The initial value ascribed to this customer relationship was based primarily on forecasted revenues from McDATA Corporation (McDATA). Subsequent to this initial valuation, Brocade Communications Systems, Inc. (Brocade) completed its acquisition of McDATA in January 2007. Following completion of the acquisition, Brocade informed us of their intent to terminate certain programs that included our products. We recorded this impairment charge to reduce the carrying value of the customer relationships intangible asset to the estimated fair value of zero in fiscal 2007.

In-Process Research and Development.  IPR&D expense represents purchased in-process research and development expense related to acquisitions. We accounted for these acquisitions under the purchase method of accounting in accordance with SFAS No. 141, and recorded approximately $21.8 million for purchased IPR&D expense for the Sierra Logic acquisition during fiscal 2007. This charge was partially offset by purchase price allocation revisions of approximately $2.6 million related to the Aarohi acquisition. We recorded approximately $17.3 million for purchased IPR&D expense for the Aarohi acquisition during fiscal 2006. There may be additional future adjustments to IPR&D related to the Sierra Logic acquisition as the purchase price allocation is being finalized.

Nonoperating Income, net.  Nonoperating income, net, consisted primarily of interest income, interest expense, and other non-operating income and expense items. Our nonoperating income, net, decreased approximately $3.9 million, or 21%, to approximately $14.9 million in fiscal 2007 compared to approximately $18.8 million in fiscal 2006. We recorded an impairment charge of approximately $5.0 million related to an investment in an early stage, privately held, company in the storage networking industry in fiscal 2007. The reduction in interest income was mainly due to lower cash and investment levels resulting from the cash paid for the Aarohi and Sierra Logic acquisitions, the retirement of the Notes, and the repurchases of our common stock. Additionally, the overall decrease in nonoperating income, net, was partially offset by lower interest expense as a result of the retirement of the Notes in fiscal 2007.

Income taxes.  Income taxes decreased approximately $9.8 million, or 25%, to approximately $29.6 million in fiscal 2007 compared to approximately $39.5 million in fiscal 2006. The effective tax increased slightly to approximately 50% in fiscal 2007 from approximately 49% in fiscal 2006. The change in the effective tax rate was mainly due to the nondeductible Sierra Logic IPR&D expense of approximately $21.8 million and the increase in the valuation allowance that was partially offset by the retroactive extension of the Federal research tax credit during fiscal 2007, and the resolution of tax audit contingencies in which the statute of limitations on previously open tax years expired. The research tax credit had previously expired at the end of calendar 2005.

Fiscal 2006 versus Fiscal 2005

Net Revenues.  Net revenues for fiscal 2006 increased approximately $27.2 million, or 7%, to approximately $402.8 million, compared to approximately $375.7 million in fiscal 2005.

Net Revenues by Product Line

From a product line perspective, net revenues generated from our HSPs for fiscal years 2006 and 2005 represented the majority of our net revenues. Our net revenues by product line were as follows:

		Percentage of		Percentage of	Increase/	Percentage
	2006	Net Revenues	2005	Net Revenues	(Decrease)	Change
	(Dollars in thousands)

Host Server Products	$340,566	84%	$320,171	85%	$20,395	6%
Embedded Storage Products	59,203	15	49,057	13	10,146	21%
Intelligent Network Products	29	—	—	—	29	100%
Other	3,015	1	6,425	2	(3,410)	(53)%

Total net revenues	$402,813	100%	$375,653	100%	$27,160	7%

HSP mainly consists of our standard HBAs, custom form factor mezzanine cards for blade servers, and ASICs used in server applications. The increase in our HSP net revenues for fiscal 2006 compared to fiscal 2005 was mainly due to an increase in units shipped of approximately 13% partially offset by a decrease in ASP of approximately 6%.

ESP mainly consists of our SATA bridges and routers, Fibre Channel embedded switches, and single and multi protocol embedded controller products for enterprise class storage systems. The increase in our ESP net revenues for fiscal 2006 compared to fiscal 2005 was mainly due to an increase in units shipped of approximately 46% partially offset by a decrease in ASP of approximately 17%.

INP mainly consists of multi protocol intelligent storage platforms that can be deployed as IOCs, mezzanine cards, or appliances, and contract engineering. These products expand the reach of Fibre Channel SANs beyond the data center with solutions designed to take advantage of currently deployed one Gb/s Ethernet networks, and products currently under development will incorporate 10 Gb/s Ethernet. Our Other category mainly consists of legacy and other products.

Net Revenues by Major Customers

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

Direct sales to our top five customers accounted for approximately 69% of total net revenues for fiscal years 2006 and 2005, and we expect to be similarly concentrated in the future. Our net revenues from our customers can be significantly impacted by changes to our customers’ business and their business models.

Net Revenues by Sales Channel

From a sales channel perspective, net revenues generated from OEM customers were approximately 64% of net revenues and sales through distribution were approximately 36% in fiscal 2006 which remained similar to net revenues from OEM customers of approximately 66% and sales through distribution of approximately 34% in fiscal 2005. Net revenues by sales channel were as follows:

		Percentage of		Percentage of	Increase/	Percentage
	2006	Net Revenues	2005	Net Revenues	(Decrease)	Change
	(Dollars in thousands)

OEM	$257,531	64%	$246,869	66%	$10,662	4%
Distribution	145,071	36%	128,256	34%	16,815	13%
Other	211	—	528	—	(317)	(60)%

Total net revenues	$402,813	100%	$375,653	100%	$27,160	7%

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

Net Revenues by Geographic Territory

In fiscal 2006, domestic net revenues increased by approximately $14.3 million, or 7%, and international net revenues increased by approximately $12.9 million, or 7%, compared to fiscal 2005. Our net domestic and international revenues based on billed to location were as follows:

		Percentage of		Percentage of	Increase/	Percentage
	2006	Net Revenues	2005	Net Revenues	(Decrease)	Change
	(Dollars in thousands)

United States	$219,911	55%	$205,633	55%	$14,278	7%
Pacific Rim	52,811	13%	56,550	15%	(3,739)	(7)%
Europe and rest of the world	130,091	32%	113,470	30%	16,621	15%

Total net revenues	$402,813	100%	$375,653	100%	$27,160	7%

We believe the net increase in net revenues in fiscal 2006 compared to fiscal 2005 was mainly a function of the overall size of the market for storage networking products. The decline in net revenues for the Pacific Rim countries and an increase in the Europe and rest of the world net revenues were mainly due to a change in the bill to location for one of our key embedded customers. However, as we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.

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

Engineering and Development.  Engineering and development expenses consisted primarily of salaries and related expenses for personnel engaged in the design, development, and technical support of our products. These expenses included third-party fees paid to consultants, prototype development expenses, and computer service costs related to supporting computer tools used in the engineering and design process. Engineering and development expenses increased approximately $9.7 million, or 12%, to approximately $89.7 million in fiscal 2006 compared to approximately $80.0 million in fiscal 2005. This represents approximately 22% and 21% of net revenues in fiscal years 2006 and 2005, respectively. The increase was mainly due to an increase in share-based compensation expense of approximately $7.2 million as a result of adopting SFAS No. 123R at the beginning of fiscal 2006 and a net increase in engineering headcount and other engineering expenses of approximately $1.7 million as a result of the acquisition of Aarohi on May 1, 2006.

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

Amortization of Other Intangible Assets.  Amortization of other intangible assets included the amortization of intangible assets such as patents, customer relationships, trade name, and covenants not-to-compete with estimable lives. In fiscal year 2006, amortization was for intangible assets related to the acquisition of Aarohi that was completed during fiscal 2006 and prior acquisitions. In fiscal year 2005, amortization was for the acquisitions of Vixel and Giganet that were completed during fiscal years 2004 and 2001, respectively. Amortization of intangibles decreased approximately $0.4 million, or 3%, to approximately $10.9 million compared to approximately $11.3 million in fiscal 2005. This represents approximately 3% of net revenues in fiscal years 2006 and 2005. The decrease was mainly due to tax adjustments resulting from exercising of acquisition related non-qualified stock options reducing acquisition related intangible assets as the acquisition-related goodwill had been written off in fiscal 2004.

Impairment of Goodwill.  As a result of a SFAS No. 142, “Goodwill and Other Intangible Assets” analysis, including a second step goodwill impairment test, goodwill was written off as of June 27, 2004. In connection with the preparation of Vixel’s tax return during fiscal 2005, we revised estimates and discovered errors related to the deferred tax assets of Vixel (acquired in fiscal 2004). These events resulted in a revision to Vixel’s purchase price allocation to decrease net deferred tax assets and increased goodwill, which was impaired in fiscal 2004. This resulted in an approximately $1.8 million impairment of goodwill charge in fiscal 2005. Additionally, during the preparation of the fiscal 2005 tax provision, we discovered errors related to the deferred tax liabilities of Giganet (acquired in fiscal 2001). This resulted in an approximately $0.7 million reduction of the previously recorded goodwill charge of approximately $1.8 million, resulting in a net goodwill impairment of approximately $1.1 million for fiscal 2005. We do not believe that this approximately $1.1 million impairment of goodwill is material to fiscal 2004 or to fiscal 2005 operations or financial results. Excluding this adjustment, net income for fiscal 2005 would have been approximately $72.7 million.

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

Revenue Recognition.  We generally recognize revenue at the time of shipment when title and risk of loss have passed, evidence of an arrangement has been obtained, pricing is fixed or determinable, and collectibility has been reasonably assured (Basic Revenue Recognition Criteria). We make certain sales through two tier distribution channels and have various distribution agreements with selected distributors and Master Value Added Resellers (collectively, the Distributors). These distribution agreements may be terminated upon written notice by either party. Additionally, these Distributors are generally given privileges to return a portion of inventory and to participate in price protection and cooperative marketing programs. Therefore, we recognize revenue on our standard products sold to our Distributors based on data received from the Distributors and management’s estimates to approximate the point that these products have been resold by the Distributors. OEM-specific models sold to our Distributors are governed under the related OEM agreements rather than under these distribution agreements. We recognize revenue at the time of shipment for OEM specific products shipped to the Distributors when the Basic Revenue Recognition Criteria have been met.

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

Intangibles and Other Long-Lived Assets.  Intangible assets resulting from the acquisitions of Sierra Logic, Aarohi, and Vixel are carried at cost less accumulated amortization and impairment charges, if any. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets, ranging from three months to seven years. Furthermore, periodically we assess whether our long-lived assets including intangible assets, should be tested for recoverability whenever events or circumstances indicate that their carrying value may not be recoverable. The amount of impairment, if any, is measured based on fair value, which is determined using projected discounted future operating cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.

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

Income Taxes.  We account for income taxes using the asset and liability method, under which we recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We regularly review historical and anticipated future pre-tax results of operations to determine whether we will be able to realize the benefit of our deferred tax assets. A valuation allowance is required to reduce the potential deferred tax asset when it is more likely than not that all or some portion of the deferred tax asset will not be realized due to the lack of sufficient taxable income. As of July 1, 2007, we have a valuation allowance of approximately $2.6 million established against capital loss carryforwards. We establish reserves for tax contingencies that are not probable of being sustained if examined by the taxing authorities.

Stock-Based Compensation.  We account for our stock-based awards to employees and non-employees using the fair value method as required by Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment.” We used the modified prospective transition method when we adopted SFAS 123R in the prior year which provides for only the current and future period stock-based awards to be measured and recognized at fair value. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. The measurement of stock-based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk free interest rate, and award forfeiture rate. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. If there is a difference between the forfeiture assumptions used in determining stock-based compensation costs and the actual forfeitures, which become known over time, we may change the input factors used in determining stock-based compensation costs. These changes may materially impact our results of operations in the period such changes are made. Please see Note 11 in the accompanying notes to consolidated financial statements contained elsewhere herein for additional information and related disclosures.

Liquidity and Capital Resources

At July 1, 2007, we had approximately $328.7 million in working capital and approximately $271.3 million in cash and cash equivalents and current investments and approximately $24.3 million of restricted cash placed in escrow which is included in other assets. At July 2, 2006, we had approximately $405.0 million in working capital and approximately $598.4 million in cash and cash equivalents, current investments, and long-term investments. The decrease in working capital, cash and cash equivalents, restricted cash, and current investments was mainly due to the completion of the Sierra Logic acquisition in October 2006 in the aggregate of approximately $158.5 million, the extinguishment of the 0.25% convertible subordinated notes in December 2006 of approximately $236.0 million, and the repurchase of our common stock for an aggregate price of approximately $70.1 million partially offset by cash generated from continuing operations. We have primarily funded our cash needs from operating activities. As part of our commitment to the growth and diversification of storage networking infrastructure solutions, we currently plan to continue our strategic investment in research and development, sales and marketing, capital equipment and facilities. In addition, in December 2006, we announced that our Board of Directors had authorized the repurchase of up to $150 million of our outstanding common stock over the next two years. As of July 1, 2007, we have approximately $79.9 million still available under this program that may be utilized. We may also consider future acquisitions in order to achieve our goals.

We believe that our existing cash and cash equivalent balances, investments, and anticipated cash flows from operating activities will be sufficient to support our working capital needs, capital expenditure requirements, and our growth and diversification strategy for at the least the next 12 months. We currently do not have any outstanding lines of credit or other borrowings.

Cash provided by operating activities during fiscal 2007 was approximately $129.9 million compared to fiscal 2006 of approximately $110.7 million. The net cash increase provided by operating activities was primarily a result of higher accounts payable, accrued liabilities, and other liabilities of approximately

$2.1 million, partially offset by higher accounts and other receivables of approximately $3.6 million and an increase of inventories of approximately $2.3 million.

Investing activities used approximately $4.7 million of cash during fiscal 2007 compared to cash used of approximately $23.9 million during fiscal 2006. The decrease of cash used in investing activities was mainly due to timing of maturities of investments, net, of approximately $171.9 million which was not reinvested, partially offset by the acquisition of Sierra Logic for approximately $134.2 million. In connection with this acquisition in October 2006, we were required to pay approximately $24.3 million into escrow and upon resolution of the required terms of the escrow agreement, the funds will be released from the escrow account to the former shareholders of Sierra Logic or used for the payment of indemnification claims, if any, under the terms of the acquisition.

Cash used in financing activities during fiscal 2007 was approximately $280.5 million compared to cash provided during fiscal 2006 of approximately $17.1 million. The current fiscal year usage of cash was primarily due to the extinguishment of the 0.25% convertible subordinated notes in December 2006 of approximately $236.0 million and the purchase of treasury stock of approximately $70.1 million.

We have disclosed outstanding legal proceedings in Item 3 and in Note 10 to our Consolidated Financial Statements, both included in this Annual Report on Form 10-K. Currently, we believe the final resolution of outstanding litigation will not have a material adverse effect on our liquidity or capital resources.

The following summarizes our contractual obligations as of July 1, 2007, and the effect such obligations are expected to have on our liquidity in future periods:

	Payments Due by Period
	Total	2008	2009	2010	2011	2012	Thereafter
	(In thousands)

Leases(1)	$18,682	$3,293	$4,015	$3,947	$4,020	$2,356	$1,051
Purchase commitments	25,395	23,790	1,605	—	—	—	—
Other commitments	3,379	3,266	39	39	32	3	—

Total	$47,456	$30,349	$5,659	$3,986	$4,052	$2,359	$1,051

(1)	Lease payments include common area maintenance (CAM) charges.

Item 7A.	Qualitative and Quantitative Disclosures about Market Risk.

Interest Rate Sensitivity

As of July 1, 2007, our investment portfolio consisted primarily of fixed income securities, excluding those classified as cash and cash equivalents, of approximately $202.3 million (see Note 3 to the Consolidated Financial Statements). We have the positive intent and ability to hold these securities to maturity. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of July 1, 2007, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows. However, if interest rates decreased and securities within our portfolio matured and were re-invested in securities with lower interest rates, interest income would decrease in the future.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, and to ensure that information required to be disclosed is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 1, 2007.

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

Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of July 1, 2007.

The independent registered public accounting firm that audited the consolidated financial statements included in this annual report has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. See page 47 herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, that occurred during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

There is incorporated herein by reference the information required by this Item in the Company’s definitive proxy statement for the 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended July 1, 2007. See Part I, Item 1 — “Executive Officers of the Registrant” for information regarding the executive and certain other officers of the Company or its principal operating subsidiaries.

We have adopted the Emulex Corporation Business Ethics and Confidentiality Policy (the Code of Ethics), a code of ethics that applies to all of our directors and officers, including our Chief Executive Officer and President, Chief Financial Officer, Corporate Controller, and other finance organization employees. This Code of Ethics is publicly available on our website at www.emulex.com. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our Chief Executive Officer and President, Chief Financial Officer or Corporate Controller, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

Item 11.	Executive Compensation.

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2007 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 1, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2007 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 1, 2007.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of July 1, 2007.

			Number of Securities
			Remaining Available
	Number of Securities		for Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Related in Column (a))
	(a)	(b)	(c)

Equity compensations plans approved by security holders(1)	12,449,370	$22.65	2,959,409	(4)
Employee stock purchase plan approved by security holders(2)	—	—	777,219
Equity compensations plans not approved by security holders(3)	1,063,279	$10.13	325,748

Total	13,512,649	$21.66	4,062,376

(1)	Consists of the Emulex Corporation Employee Stock Option Plan, the Emulex Corporation 2005 Equity Incentive Plan, the Emulex Corporation 2004 Employee Stock Incentive Plan, and the Emulex Corporation 1997 Stock Option Plan for Non-Employee Directors.

(2)	The Emulex Employee Stock Purchase Plan enables employees to purchase our common stock at a 15% discount to the lower of market value at the beginning or end of each six month offering period. As such, the number of shares that may be issued during a given six month period and the purchase price of such shares cannot be determined in advance. See Note 11 to our Consolidated Financial Statements.

(3)	Consists of the Sierra Logic, Inc. (Sierra Logic) 2001 Stock Option Plan, Aarohi Communications Inc. (Aarohi) 2001 Stock Option Plan, the Vixel Corporation (Vixel) 2000 Non-Officer Equity Incentive Plan, the Vixel Corporation 1999 Equity Incentive Plan, the Vixel Corporation Amended and Restated 1995 Stock Option Plan, and the Giganet, Inc. (Giganet) 1995 Stock Option Plan. Options issued under these plans were converted into options to purchase Emulex Corporation common stock as a result of the acquisitions of Sierra Logic, Aarohi, Vixel, and Giganet.

(4)	Includes net restricted stock granted of 1,314,776 shares that are not deemed issued for accounting purposes until vested.

Item 13.	Certain Relationships and Related Transactions.

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2007 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 1, 2007.

Item 14.	Principal Accountant Fees and Services.

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2007 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 1, 2007.

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

EMULEX CORPORATION AND SUBSIDIARIES

ANNUAL REPORT — FORM 10-K
Items 8, 15(a)(1) and 15(a)(2)
Index to Consolidated Financial Statements and Schedule
July 1, 2007, July 2, 2006, and July 3, 2005
(With Report of Independent Registered Public Accounting Firm Thereon)

Page Number

Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm	48
Consolidated Balance Sheets — July 1, 2007, and July 2, 2006	50
Consolidated Statements of Income — Years ended July 1, 2007, July 2, 2006, and July 3, 2005	51
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) — Years ended July 1, 2007, July 2, 2006, and July 3, 2005	52
Consolidated Statements of Cash Flows — Years ended July 1, 2007, July 2, 2006, and July 3, 2005	53
Notes to Consolidated Financial Statements	54
Schedule
Schedule II — Valuation and Qualifying Accounts and Reserves	82
EXHIBIT 10.24
EXHIBIT 21
EXHIBIT 23
EXHIBIT 31.A
EXHIBIT 31.B
EXHIBIT 32

All other schedules are omitted because the required information is not applicable or the information is presented in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Emulex Corporation:

We have audited the accompanying consolidated balance sheets of Emulex Corporation and subsidiaries as of July 1, 2007 and July 2, 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended July 1, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts and reserves. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emulex Corporation and subsidiaries as of July 1, 2007 and July 2, 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended July 1, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, during the year ended July 2, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Emulex Corporation’s internal control over financial reporting as of July 1, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 23, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Costa Mesa, California
August 23, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Emulex Corporation:

We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9(A), that Emulex Corporation maintained effective internal control over financial reporting as of July 1, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Emulex Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Emulex Corporation maintained effective internal control over financial reporting as of July 1, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Emulex Corporation maintained, in all material respects, effective internal control over financial reporting as of July 1, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Emulex Corporation and subsidiaries as of July 1, 2007 and July 2, 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended July 1, 2007, and our report dated August 23, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Costa Mesa, California
August 23, 2007

EMULEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
July 1, 2007 and July 2, 2006

	2007	2006
	(In thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$69,036	$224,292
Investments	202,288	367,054
Accounts and other receivables, net of allowance for doubtful accounts of $1,902 and $1,908 in 2007 and 2006, respectively	67,529	61,362
Inventories	28,973	22,414
Prepaid expenses	4,114	4,618
Deferred income taxes	27,114	27,814

Total current assets	399,054	707,554
Property and equipment, net	64,294	66,951
Investments	—	7,103
Goodwill	62,347	—
Intangible assets, net	108,342	77,765
Deferred income taxes	—	352
Other assets	25,251	432

Total Assets	$659,288	$860,157

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,761	$17,847
Accrued liabilities	29,483	21,910
Income taxes payable	21,096	27,630
Convertible subordinated notes	—	235,177

Total current liabilities	70,340	302,564
Other liabilities	802	680
Deferred income taxes	6,239	—

Total liabilities	77,381	303,244

Commitments and contingencies (Note 10)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	—	—
Common stock, $0.10 par value; 240,000,000 shares authorized; 86,906,540 and 84,455,809 issued at July 1, 2007 and July 2, 2006, respectively	8,691	8,446
Additional paid-in capital	1,045,221	979,893
Accumulated deficit	(401,982)	(431,416)
Accumulated other comprehensive income (loss)	64	(10)
Treasury stock, at cost; 3,589,278 shares at July 1, 2007	(70,087)	—

Total stockholders’ equity	581,907	556,913

Total Liabilities and Stockholders’ Equity	$659,288	$860,157

See accompanying notes to consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended July 1, 2007, July 2, 2006, and July 3, 2005

	2007	2006	2005
	(In thousands, except per share data)

Net revenues	$470,187	$402,813	$375,653
Cost of sales	195,579	163,993	154,530

Gross profit	274,608	238,820	221,123

Operating expenses:
Engineering and development	117,833	89,669	79,971
Selling and marketing	47,870	36,169	32,441
General and administrative	31,416	23,680	11,636
Amortization of other intangible assets	12,082	10,944	11,314
Impairment of other intangible assets	2,001	—	—
Impairment of goodwill	—	—	1,096
In-process research and development	19,225	17,272	—

Total operating expenses	230,427	177,734	136,458

Operating income	44,181	61,086	84,665

Nonoperating income, net:
Interest income	20,000	21,150	13,106
Interest expense	(1,179)	(2,494)	(4,202)
Gain on repurchase of convertible subordinated notes	—	—	20,514
Other (expense) income, net	(3,919)	173	(2,273)

Total nonoperating income, net	14,902	18,829	27,145

Income before income taxes	59,083	79,915	111,810
Income tax provision	29,649	39,464	40,221

Net income	$29,434	$40,451	$71,589

Net income per share:
Basic	$0.35	$0.48	$0.86

Diluted	$0.34	$0.46	$0.80

Number of shares used in per share computations:
Basic	84,545	83,920	82,819

Diluted	89,089	91,259	92,970

See accompanying notes to consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
Years ended July 1, 2007, July 2, 2006, and July 3, 2005

					Accum-
					ulated Other			Total
	Common Stock		Additional	Accum-	Compre-	Deferred		Stock-
	Shares		Paid-In	ulated	hensive	Com-	Treasury	holders’
	Outstanding	Amount	Capital	Deficit	Income/(Loss)	pensation	Stock	Equity
	(In thousands, except share data)

Balance at June 27, 2004	82,413,845	$8,241	$936,123	$(543,456)	—	$(7,754)	—	$393,154
Net income	—	—	—	71,589	—	—	—	71,589
Amortization of deferred compensation	—	—	—	—	—	3,984	—	3,984
Reversal of deferred compensation due to employee terminations	—	—	(363)	—	—	363	—	—
Exercise of stock options	530,565	53	4,391	—	—	—	—	4,444
Tax benefit from exercise of stock options	—	—	1,882	—	—	—	—	1,882
Issuance of common stock under employee stock purchase plan	256,592	26	2,512	—	—	—	—	2,538

Balance at July 3, 2005	83,201,002	8,320	944,545	(471,867)	—	(3,407)	—	477,591
Net income	—	—	—	40,451	—	—	—	40,451
Foreign currency translation adjustment	—	—	—	—	(10)	—	—	(10)

Comprehensive income	—	—	—	—	—	—	—	40,441

Reclassification of deferred compensation upon adoption of SFAS No. 123R	—	—	(3,407)	—	—	3,407	—	—
Share-based compensation expense	—	—	21,453	—	—	—	—	21,453
Options issued to purchase Aarohi Communications, Inc., net of securities registration costs	—	—	910	—	—	—	—	910
Exercise of stock options	1,046,804	105	9,886	—	—	—	—	9,991
Tax benefit from exercise of stock options	—	—	3,347	—	—	—	—	3,347
Issuance of common stock under employee stock purchase plan	208,003	21	3,159	—	—	—	—	3,180

Balance at July 2, 2006	84,455,809	8,446	979,893	(431,416)	(10)	—	—	556,913
Net income	—	—	—	29,434	—	—	—	29,434
Foreign currency translation adjustment	—	—	—	—	74	—	—	74

Comprehensive income	—	—	—	—	—	—	—	29,508

Share-based compensation expense	—	—	28,057	—	—	—	—	28,057
Options issued to purchase Sierra Logic, Inc., net of securities registration costs	—	—	7,410	—	—	—	—	7,410
Restricted stock vested	101,900	10	(10)	—	—	—	—	—
Restricted stock withheld for taxes	(25,602)	(2)	(540)	—	—	—	—	(542)
Exercise of stock options	2,130,320	213	18,823	—	—	—	—	19,036
Tax benefit from exercise of stock options	—	—	7,951	—	—	—	—	7,951
Issuance of common stock under employee stock purchase plan	244,113	24	3,637	—	—	—	—	3,661
Purchase of treasury stock	(3,589,278)			—	—	—	(70,087)	(70,087)

Balance at July 1, 2007	83,317,262	$8,691	$1,045,221	$(401,982)	$64	$—	$(70,087)	$581,907

See accompanying notes to consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
July 1, 2007, July 2, 2006, and July 3, 2005

	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income	$29,434	$40,451	$71,589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	17,654	16,346	14,932
Amortization of discount on convertible subordinated notes	823	1,795	2,827
Gain on repurchase of convertible subordinated notes	—	—	(20,514)
Litigation settlements, net of insurance recoveries	—	—	(4,649)
Share-based compensation expense	28,030	21,318	3,984
Amortization of other intangible assets	37,887	25,691	26,162
Impairment of goodwill	—	—	1,096
Impairment of strategic investment and related note receivable	4,975	—	2,265
In-process research and development expense	19,225	17,272	—
Loss on disposal of property and equipment	148	50	86
Deferred income taxes	(2,960)	(125)	10,168
Tax benefit from exercise of stock options	—	—	2,581
Excess tax benefits from share-based compensation	(6,809)	(3,961)	—
Impairment of other intangible assets	2,175	—	—
Changes in assets and liabilities:
Accounts and other receivables	(3,598)	(13,346)	13,225
Inventories	(2,309)	13,987	(4,431)
Prepaid expenses and other assets	325	360	(695)
Accounts payable, accrued liabilities, and other liabilities	2,082	(15,357)	7,888
Reimbursement for litigation settlements	—	—	9,052
Income taxes payable	2,811	6,230	15,451

Net cash provided by operating activities	129,893	110,711	151,017

Cash flows from investing activities:
Net proceeds from sale of property and equipment	76	98	42
Additions to property and equipment	(13,141)	(16,644)	(16,466)
Net decrease in restricted cash related to construction escrow account	—	—	23
Payments for purchase of Sierra Logic, Inc., net of cash acquired	(134,188)	—	—
Restricted cash placed in escrow related to Sierra Logic, Inc. acquisition	(24,316)	—	—
Strategic investment in privately-held company	(4,975)	—	—
Payments for purchase of Aarohi Communications, Inc., net of cash acquired	—	(34,816)	—
Purchases of investments	(2,234,859)	(2,384,576)	(725,929)
Maturities of investments	2,406,728	2,412,073	786,057

Net cash (used in) provided by investing activities	(4,675)	(23,865)	43,727

Cash flows from financing activities:
Retirement of debt assumed in conjunction with Sierra Logic, Inc. acquisition	(3,425)	—	—
Retirement of convertible subordinated notes	(236,000)	—	—
Proceeds from issuance of common stock under stock plans	22,697	13,171	6,982
Repurchase of common stock	(70,087)	—	—
Tax withholding payments reimbursed by restricted stock	(542)	—	—
Repurchase of convertible subordinated notes	—	—	(273,546)
Excess tax benefits from share-based compensation	6,809	3,961	—

Net cash (used in) provided by financing activities	(280,548)	17,132	(266,564)

Effect of exchange rates on cash and cash equivalents	74	(3)	—

Net (decrease) increase in cash and cash equivalents	(155,256)	103,975	(71,820)
Cash and cash equivalents at beginning of year	224,292	120,317	192,137

Cash and cash equivalents at end of year	$69,036	$224,292	$120,317

See accompanying notes to consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Summary of Significant Accounting Policies

Description of Business

Emulex Corporation (Emulex or the Company), a Delaware corporation, creates enterprise-class products that connect storage, servers and networks. Emulex supplies a broad range of storage networking infrastructure solutions. The Company’s products and technologies leverage flexible multi protocol architectures that extend from deep within the storage array to the server edge of storage area networks (SANs). Emulex’s storage networking offerings include host bus adapters (HBAs), mezzanine cards for blade servers, embedded storage bridges, routers, and switches, storage Input/Output controllers (IOCs), and data center networking solutions. HBAs and mezzanine cards are the data communication products that enable servers to connect to storage networks by offloading communication processing tasks as information is delivered and sent to the storage network. Embedded storage bridges, routers, and switches and IOCs are deployed inside storage arrays, tape libraries and other storage appliances. Emulex’s intelligent data center networking solutions support performance and functionality for high performance networked virtual storage environments.

Principles of Consolidation

The consolidated financial statements include the accounts of Emulex Corporation, and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. On October 2, 2006, the Company acquired Sierra Logic, Inc. (see Note 2).

Basis of Presentation

The Company’s fiscal year ends on the Sunday nearest June 30. Fiscal year 2007 was comprised of 52 weeks and ended on July 1, 2007. Fiscal years 2006 and 2005 were comprised of 52 and 53 weeks, respectively, and ended on July 2, 2006, and July 3, 2005, respectively. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

Certain reclassifications have been made to prior year amounts to conform to current year’s presentation.

Use of Estimates

The preparation of the consolidated financial statements, notes, and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and assumptions relating to the reported amount of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Estimates are used for, but not limited to, revenue recognition and cost of sales; the useful life and carrying amount of property and equipment and intangibles; carrying amount of goodwill; deferred taxes and any associated valuation allowances; allowances for doubtful accounts and product returns; inventory valuation; investment impairment charges; stock-based compensation; warranty and other accrued liabilities; cost of an acquired entity and allocation of purchase price. Actual results could differ materially from management’s estimates.

Foreign Currency Translation

The functional currency of the Company’s India subsidiary is the local country’s currency. Assets and liabilities of the India operations are translated into U.S. dollars at the exchange rate at the balance sheet date, whereas revenues and expenses are translated into U.S. dollars at the average exchange rate for the reporting period. Translation adjustments are included in accumulated other comprehensive income (loss) and realized transaction gains and losses are recorded in the results of operations.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Equivalents

The Company classifies highly liquid debt instruments, excluding corporate bonds and commercial paper, with original maturities of 3 months or less and deposits in money market funds, as cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values.

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

From time to time, the Company makes equity investments in non-publicly traded companies, where the Company is unable to exercise significant influence over the investee. These investments are accounted for under the cost method. Under the cost method, investments are carried at cost and are adjusted for other-than-temporary declines in fair value, distributions of earnings, or additional investments. The Company monitors its investments for impairment on a quarterly basis and makes appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Impairment charges are included in other (expense) income, net in the consolidated statements of income. Factors used in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition; going concern considerations such as the rate at which the investee utilizes cash, and the investee’s ability to obtain additional financing. As of July 1, 2007, and July 2, 2006, the carrying values of the Company’s equity investments in non-publicly traded companies were zero. In early fiscal 2007, the Company invested approximately $5.0 million in an early stage, privately held, company in the storage networking industry, however, the investment was subsequently impaired at the end of fiscal 2007.

Additionally, in accordance with Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 95, “Statement of Cash Flows” (SFAS No. 95), not all investments that qualify as cash equivalents are required to be treated as cash equivalents. Pursuant to the Company’s investment policy, the Company classifies all corporate bonds and commercial paper with original maturities of 3 months or less as short-term investments.

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

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

Inventories are stated at the lower of cost on a first-in, first-out basis or market. The Company uses a standard cost system for purposes of determining cost. The standards are adjusted periodically to approximate actual cost. The Company regularly compares forecasted demand and the composition of the forecast for its products against inventory on hand and open purchase commitments to ensure the carrying value of inventories does not exceed net realizable value. Accordingly, the Company may have to record reductions to the carrying value of excess and obsolete inventories if forecasted demand decreases. Cash flows related to the sale of inventory are included in net cash provided by operating activities in the accompanying consolidated statements of cash flows.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over estimated useful lives of 4 to 39 years for buildings, building improvements and land improvements, 2 to 7 years for production and test equipment, and 2 to 10 years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the shorter of remaining lease term or estimated useful life of the asset. Depreciation expense related to property and equipment is recorded in cost of sales if it is used directly related to preparing goods and/or services to be sold. Depreciation expense related to property and equipment used in all other activities is recorded to operating expense.

Goodwill

The Company account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 142 requires that goodwill not be amortized but instead be tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets might be impaired. Management considers the Company’s business as a whole to be its reporting unit for purposes of testing for impairment. This impairment test is performed annually during the fiscal fourth quarter.

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

During the annual goodwill impairment test in fiscal 2007, the Company completed step one and determined that there was no impairment of goodwill since the fair value (based on the income approach and quoted market price) of the reporting unit exceeded its carrying value.

Long-Lived Assets

The Company applies SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), under which the recoverability of long-lived assets, including property and equipment, is assessed by determining whether the carrying value of an asset can be recovered through projected undiscounted future operating cash flows over its remaining life whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying value. The amount of impairment, if any, is measured based on fair value, which is determined using projected discounted future operating cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets, Net

Intangibles resulting from the acquisitions are carried at cost less accumulated amortization. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets, ranging from 3 months to 7 years. Periodically, the Company assesses whether its long-lived assets including intangibles, should be tested for recoverability whenever events or circumstances indicate that their carrying value may not be recoverable.

Revenue Recognition

The Company generally recognizes revenue at the time of shipment when title and risk of loss have passed, evidence of an arrangement has been obtained, pricing is fixed or determinable at the date of sale, and collectibility is reasonably assured. The Company makes certain sales through two tier distribution channels and has various distribution agreements with selected distributors and Master Value Added Resellers (collectively, the Distributors). These distribution agreements may be terminated upon written notice by either party. Additionally, these Distributors are generally given privileges to return a portion of inventory and to participate in price protection and cooperative marketing programs. Therefore, the Company recognizes revenue on its standard products sold to its Distributors based on data received from the Distributors and management’s estimates to approximate the point that these products have been resold by the Distributors. Original Equipment Manufacturer (OEM) specific models sold to the Company’s Distributors are governed under the related OEM agreements rather than under these distribution agreements. The Company recognizes revenue at the time of shipment to the Distributors when title and risk of loss have passed, evidence of an arrangement has been obtained, the fee is fixed or determinable, and collectibility is reasonably assured. Additionally, the Company maintains accruals and allowances for price protection and cooperative marketing programs. Moreover, the Company accounts for these incentive programs in accordance with Emerging Issues Task Force (EITF) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (EITF No. 01-09). Accordingly, the Company classifies the costs of these programs based on the identifiable benefit received as either a reduction of revenue, a cost of sale, or an operating expense.

Warranty

The Company provides a warranty of between one and five years on its products. The Company records a provision for estimated warranty related costs at the time of sale based on historical product return rates and management’s estimates of expected future costs to fulfill the Company’s warranty obligations. The Company evaluates its ongoing warranty obligation on a quarterly basis.

Research and Development

Research and development costs, including costs related to the development of new products and process technology, are expensed as incurred.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses amounted to approximately $5.9 million, $5.5 million, and $5.7 million for fiscal years 2007, 2006, and 2005, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company regularly reviews historical and anticipated future pre-tax results of operations to determine whether the Company will be able to realize the benefit of its deferred tax assets. A valuation allowance is required to reduce the potential deferred tax asset when it is more likely than not that all or some portion of the potential deferred tax asset will not be realized due to the lack of sufficient taxable income. The Company establishes reserves for tax contingencies that are not probable of being sustained if examined by the taxing authorities.

Net Income per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing adjusted net income by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would be outstanding if the dilutive potential common shares and restricted stock from stock option plans and convertible subordinated notes had been issued. The dilutive effect of outstanding stock options and restricted stock is reflected in diluted net income per share by application of the treasury stock method. The dilutive effect of convertible subordinated notes is reflected in diluted net income per share by application of the if-converted method.

Supplemental Cash Flow Information

Non-cash investing and financing activity:

	2007	2006	2005
	(In thousands)

Capital expenditures included in accounts payable in the Company’s consolidated balance sheets	$939	$2,217	—

Cash paid during the year for:

	2007	2006	2005
	(In thousands)

Interest	$336	$597	$1,282
Income taxes	29,631	33,985	12,527

Comprehensive Income (Loss)

Comprehensive income (loss) represents the net change in stockholders’ equity during a period from sources other than transactions with stockholders and, as such, includes net income and other specified components. For the Company, the only component of comprehensive income (loss), other than net income, is the change in the cumulative foreign currency translation adjustments recognized in stockholders’ equity.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires that the compensation cost related to share-based payment transactions, measured based on the fair value of the equity or liability instruments issued, be recognized in the financial statements. The adoption of SFAS No. 123R was required in fiscal years beginning after June 15, 2005.

Effective July 4, 2005, the Company adopted SFAS No. 123R, and related guidance, using the modified prospective transition method which provides for only the current and future period stock-based awards to be measured and recognized at fair value. Previously, benefits of tax deductions in excess of recognized

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation costs were reported as operating cash flows. As a result of the adoption of SFAS No. 123R, such tax benefits are reported as a financing cash inflow rather than as an operating cash inflow.

The fair value of each stock option and restricted stock award is estimated on the date of grant using the Black-Scholes-Merton option pricing model (Black-Scholes model) based on the market price of the underlying common stock as of the date of grant, the expected term, stock price volatility, and expected risk-free interest rates. Expected volatilities are based on methodologies utilizing equal weighting involving both historical periods equal to the expected term and implied volatilities based on traded options to buy the Company’s shares.

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

In fiscal year 2005, the Company accounted for its stock-based awards to employees using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. Stock-based awards to non-employees, if any, were recorded using the fair value method.

Fair Value of Financial Instruments

Management believes the fair values of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, investments, accounts payable, and accrued liabilities approximate carrying value.

Business and Credit Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term investments, and accounts receivable. Cash, cash equivalents, and investments, both short-term and long-term, are primarily maintained at 3 major financial institutions in the United States. Deposits held with banks may exceed the amount of insurance provided on such deposits, if any. The Company principally invests in U.S. Government Agency securities and corporate bonds and limits the amount of credit exposure to any one entity.

The Company sells its products to OEMs and distributors in the computer storage and server industry. Consequently, the Company’s net revenues and accounts receivable are concentrated. Direct sales to the Company’s top 5 customers accounted for 64%, 69% and 69% of total net revenues in fiscal years 2007, 2006, and 2005, respectively. The level of sales to any single customer may vary and the loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on the Company. Furthermore, although the Company sells to customers throughout the world, sales in the United States and Europe accounted for approximately 83% of the Company’s net revenues in fiscal year 2007, and the Company expects for the foreseeable future, these sales will account for the substantial majority of the Company’s revenues. Sales to customers are denominated in U.S. dollars. Consequently, the Company believes its foreign currency risk is minimal. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts. Historically, the Company has not experienced significant losses on accounts receivable.

Additionally, the Company currently relies on single and limited supply sources for several key components used in the manufacturing of its products. Also, beginning in late fiscal 2007 and continuing into early fiscal 2008, the Company will rely on two Electronics Manufacturing Services (EMS) providers for the

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

manufacturing of its products. The inability or unwillingness of any single and limited source suppliers or the inability or unwillingness of any of the Company’s EMS provider sites to fulfill supply and production requirements, respectively, could materially impact future operating results.

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

In May 2007, the FASB issued FASB Staff Position (FSP) No. 48-1, “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN No. 48-1). This FSP amends FIN 48 to provide guidance that a Company may recognize a previously unrecognized tax benefit if the tax position is effectively (as opposed to “ultimately”) settled through examination, negotiation, or litigation. FSP FIN No. 48-1 is effective for fiscal years beginning after December 15, 2006 which is the Company’s fiscal year beginning July 2, 2007. The Company is in the process of studying the potential financial statement impact of adopting FSP FIN No. 48-1.

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

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure certain financial assets and liabilities. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

November 15, 2007, which is the Company’s fiscal year beginning June 29, 2008. The Company is in the process of studying the potential financial statement impact of the adoption of SFAS No. 159.

Note 2	Business Combinations

Sierra Logic, Inc.

On October 2, 2006, the Company acquired 100% of the outstanding common shares of Sierra Logic, Inc. (Sierra Logic), a privately-held supplier of embedded products for storage networking equipment located in Roseville, California. The acquisition is part of the Company’s strategy to diversify its business by expanding its embedded products beyond fibre channel to other disk drive protocols. The addition of Sierra Logic’s serial advanced technology attachment (SATA) products, as well as other products under development, will enable the Company to provide its customers with cost effective, end-to-end solutions with enhanced features such as virtualization, multi-protocol interoperability and tiered storage. The Company accounted for the acquisition using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The aggregate purchase price was approximately $147.0 million, including approximately $137.6 million of cash for convertible preferred stock and common stock, approximately $7.4 million in assumed vested stock options and other transaction costs of approximately $2.0 million. This aggregate purchase price does not include approximately $24.3 million paid into escrow and deemed to be contingent consideration, which is included in other assets, approximately $8.3 million in restricted stock, and approximately $1.1 million in unvested stock options that were issued and will be recognized as compensation expense post-acquisition. The contingent consideration relates to certain standard representations and warranties defined in the escrow agreement and is expected to be resolved within 18 months from the acquisition date.

The Company has preliminarily allocated the purchase price to the assets acquired and liabilities assumed at estimated fair values. The excess of the purchase price over the aggregate fair values is recorded as goodwill. This allocation is subject to revision as the estimates of fair value of inventory, identifiable intangible assets, and deferred taxes are based on preliminary information and the final pre-acquisition tax returns are not yet complete. The Company is in the process of obtaining third party valuations of certain assets. Thus, the allocation of the purchase price is subject to refinement. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition, including purchased in-process research and development (IPR&D):

(In thousands)

Current and other assets, including cash acquired of $5,192	$12,257
Current deferred tax asset	1,312
Property and equipment	1,159
Acquired IPR&D	21,800
Intangible assets	73,000
Goodwill	62,497

Total assets acquired	172,025
Current liabilities	(10,748)
Noncurrent deferred tax liability	(14,286)

Total liabilities assumed	(25,034)

Net assets acquired	$146,991

Subsequent to the acquisition, the Company repaid the debt assumed in conjunction with the purchase.

Approximately $21.8 million of the purchase price represents the preliminary fair value of acquired IPR&D projects that had not yet reached technological feasibility and had no alternative future use.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accordingly, this amount was immediately recognized as an operating expense in the accompanying fiscal 2007 consolidated statement of income upon the acquisition date. Of the approximately $73.0 million which was preliminarily assigned to acquired intangible assets, approximately $68.5 million was assigned to developed technology, approximately $3.2 million was assigned to customer relationships and approximately $1.3 million was assigned to backlog.

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

The value initially assigned to goodwill was approximately $62.5 million, which is not expected to be deductible for tax purposes.

The acquisition has been included in the 2007 consolidated balance sheet of the Company and the operating results have been included in the 2007 consolidated statement of income of the Company since the date of acquisition.

Following is the supplemental unaudited pro forma information for the twelve months ended July 1, 2007 and July 2, 2006, assuming the acquisition had taken place at the beginning of each fiscal year. The pro forma information is based upon the statement of income of Emulex for the twelve months ended July 1, 2007, and the statement of income of Sierra Logic for the period from July 1, 2006 to September 30, 2006. The pro forma information for the twelve months ended July 2, 2006, is based upon the statement of income of Emulex for the twelve months ended July 2, 2006, and the statement of income of Sierra Logic for the period from July 1, 2005 to June 30, 2006.

The pro forma information includes adjustments for the amortization of intangible assets acquired, incremental stock-based compensation expense resulting from the combination, the decrease to interest income resulting from the acquisition, and the related estimated tax effects of these adjustments. Included in the pro forma information for the twelve months ended July 1, 2007 is the nonrecurring IPR&D charge of approximately $21.8 million that was immediately recognized as an operating expense in the accompanying fiscal 2007 consolidated statement of income upon the acquisition date. The pro forma results are not necessarily indicative of the future results or results that would have been reported had the acquisition taken place when assumed.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Twelve Months Ended
	July 1,	July 2,
	2007	2006
	(Unaudited)
	(In thousands, except per share data)

Net revenues	$477,620	$425,404

Net income	$26,178	$23,367

Net income per basic share	$0.31	$0.28

Net income per diluted share	$0.30	$0.26

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

The fair value of the net assets received by the Company in the Aarohi acquisition exceeded the purchase price to be allocated. Consequently, contingent consideration of approximately $1.0 million was recognized and was included in accrued liabilities as of the fiscal year ended July 2, 2006. During fiscal 2007, certain performance targets were not achieved and thus, the contingent consideration of approximately $1.0 million previously recorded was reversed. Final purchase price revisions have been recorded during fiscal 2007 (including the reversal of the contingent consideration noted above) which resulted in changes to the fair value of assets acquired and liabilities assumed as well as a reduction to IPR&D expense in the accompanying statement of income for approximately $2.6 million. The following table presents the allocation of the purchase price for purposes of non-cash investing and financing activities resulting from the acquisition:

(In thousands)

Current and other assets	$634
Property and equipment	827
Net noncurrent deferred tax asset	12,961
Acquired IPR&D	17,272
Intangible assets	8,264

Total assets acquired	39,958
Current liabilities	(5,142)

Net assets acquired	$34,816

The acquisition has been included in the July 2, 2006 consolidated balance sheet of the Company and the operating results of Aarohi have been included in the consolidated statements of income of the Company since the date that the Company gained effective control of Aarohi on May 1, 2006.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3	Cash, Cash Equivalents, and Investments

The Company’s portfolio of cash, cash equivalents, and investments consists of the following:

	2007	2006
	(In thousands)

Cash	$12,236	$2,685
Money market funds	56,800	221,607
Certificates of deposit	—	5,670
Commercial paper	180,580	151,204
U.S. Government Agency securities	12,603	181,948
Corporate bonds	9,105	35,335

Total cash, cash equivalents, and investments	$271,324	$598,449

As of July 1, 2007, and July 2, 2006, the net unrealized holding gains and losses on investments were immaterial. Investments at July 1, 2007 and July 2, 2006, were classified as shown below:

	2007	2006
	(In thousands)

Cash and cash equivalents	$69,036	$224,292
Short-term investments (maturities less than one year)	202,288	367,054
Long-term investments (maturities of one to five years)	—	7,103

Total	$271,324	$598,449

Note 4	Inventories, net

Inventories, net, are summarized as follows:

	2007	2006
	(In thousands)

Raw materials	$11,128	$5,038
Finished goods	17,845	17,376

Total inventories, net	$28,973	$22,414

Note 5	Property and Equipment

Components of property and equipment, net, are as follows:

	2007	2006
	(In thousands)

Production and test equipment	$70,368	$61,311
Furniture and fixtures	30,819	28,608
Buildings and improvements	31,495	31,376
Land	12,532	12,532

	145,214	133,827
Less accumulated depreciation and amortization	(80,920)	(66,876)

Total property and equipment, net	$64,294	$66,951

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6	Goodwill and Intangible Assets, net

The activity in goodwill during the twelve months ended July 1, 2007 is as follows:

Carrying
Amount
(In thousands)

Goodwill, as of July 2, 2006	$—
Sierra Logic, Inc. acquisition goodwill	62,497
Excess tax benefits	(150)

Goodwill, as of July 1, 2007	$62,347

Intangible assets, net, are as follows:

	2007	2006
	(In thousands)

Intangible assets subject to amortization:
Core technology and patents	$95,471	$99,070
Accumulated amortization, core technology and patents	(65,347)	(53,440)
Developed technology	81,982	14,405
Accumulated amortization, developed technology	(19,731)	(6,223)
Customer relationships	40,608	40,264
Accumulated amortization, customer relationships	(27,170)	(19,828)
Tradename	4,896	4,941
Accumulated amortization, tradename	(2,546)	(1,856)
Covenants not-to-compete	3,575	3,064
Accumulated amortization, covenants not-to-compete	(3,396)	(2,632)

Intangible assets subject to amortization, net	$108,342	$77,765

During fiscal 2007, the Company recorded an impairment charge of approximately $2.0 million related to the customer relationships intangible asset from the Aarohi acquisition. The initial value ascribed to this customer relationship was based primarily on forecasted revenues from McDATA Corporation (McDATA). Subsequent to this initial valuation, Brocade Communications Systems, Inc. (Brocade) completed its acquisition of McDATA in January 2007. Following completion of the acquisition, Brocade informed the Company of its intent to terminate certain projects that included the Company’s products. As a result of this triggering event, impairment testing was deemed necessary and the Company wrote down the asset to its estimated fair value in accordance with SFAS No. 144.

Fair value was tentatively estimated using an undiscounted cash flow analysis based on forecasted operating results. Because this fair value was less than the carrying value of the customer relationships intangible asset, the Company recorded an impairment charge to reduce the carrying value of the customer relationships intangible asset to the estimated fair value of zero. This impairment charge was recorded in the line item impairment of other intangible assets in the consolidated statements of income.

The remaining intangible assets subject to amortization are being amortized on a straight-line basis over lives ranging from three months to seven years. Aggregated amortization expense for intangible assets for fiscal year 2007, 2006 and 2005, was approximately $37.9 million and $25.7 million, and $26.2 million respectively, of which approximately $25.8 million, $14.7 million, and $14.8 million of amortization expense related to core technology and developed technology, respectively, has been included in cost of sales within the consolidated statements of income.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the estimated aggregated amortization expense of intangible assets for the next 5 full fiscal years (in thousands):

2008	$35,443
2009	26,764
2010	23,509
2011	18,864
2012	3,762

$108,342

Note 7	Accrued Liabilities

Components of accrued liabilities are as follows:

	2007	2006
	(In thousands)

Payroll and related costs	$15,879	$8,546
Warranty reserves	3,832	2,949
Deferred revenue and accrued rebates	3,724	4,478
Accrued advertising and promotions	839	1,463
Accrued property, sales, franchise and related taxes	1,710	1,336
Other	3,499	3,138

Total accrued liabilities	$29,483	$21,910

The Company provides a warranty of between one to five years on its products. The Company records a provision for estimated warranty related costs at the time of sale based on historical product return rates and the Company’s estimates of expected future costs of fulfilling its warranty obligations. Changes to the warranty reserve in 2007 and 2006 were:

	2007	2006
	(In thousands)

Balance at beginning of period	$2,949	$4,085
Accrual for warranties issued	3,685	2,874
Settlements made (in cash or in kind)	(2,802)	(4,010)

Balance at end of period	$3,832	$2,949

Note 8	Convertible Subordinated Notes

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

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2005, the Company repurchased approximately $281.5 million of the Notes at a discount to face value, spending approximately $256.5 million. The resulting net pre-tax gain of approximately $20.8 million from the repurchase of these 0.25% convertible subordinated notes was recorded in fiscal 2005. The repurchased notes were cancelled, leaving 0.25% convertible subordinated notes outstanding with a face value of approximately $236.0 million that, if converted, would result in the issuance of approximately 5.5 million shares. As of July 2, 2006, none of the Company’s 0.25% contingent convertible notes were authorized for repurchase at a discount to par value.

On November 15, 2006, the Company announced the commencement of the put option period for holders of its Notes to surrender their Notes for purchase. Each holder of the Notes had the right to require Emulex to purchase all or any part of such holder’s Notes at a price equal to $1,000 per $1,000 of principal amount plus any accrued and unpaid interest, including additional interest, if any, to, but excluding, the date of purchase. At the end of the put option period on December 15, 2006, all such Notes were surrendered and the Company paid approximately $236.0 million to retire these Notes. No gain or loss occurred as a result of the retirement of these Notes. Thus, as of July 1, 2007, there were no Notes outstanding.

Note 9	Employee Retirement Savings Plans

The Company has a pretax savings and profit sharing plan under Section 401(k) of the Internal Revenue Code (IRC) (the Plan) for substantially all domestic employees. Under the Plan, eligible employees are able to contribute up to 15% of their compensation not to exceed the maximum IRC deferral amount. In addition, Company discretionary contributions match up to 4% of a participant’s compensation. The Company’s contributions under this plan were approximately $2.2 million, $1.9 million, and $1.9 million in fiscal years 2007, 2006, and 2005, respectively.

The Company’s eligible employees in the United Kingdom are offered a similar plan, which allows the employees to contribute up to 15% of their compensation. In addition, Company discretionary contributions match up to 4% of a participant’s compensation. The Company’s contributions under this plan were approximately $46 thousand, $44 thousand, and $33 thousand in fiscal years 2007, 2006, and 2005, respectively.

Note 10	Commitments and Contingencies

Leases

The Company leases certain facilities and equipment under long-term noncancelable operating lease agreements, which expire at various dates through 2014. Rent expense for the Company under operating leases, including month-to-month rentals, totaled approximately $3.9 million, $2.9 million and $2.2 million in fiscal years 2007, 2006, and 2005, respectively. The Company has recorded rent expense on a straight-line basis based on contractual lease payments. Allowances from lessors for tenant improvements have been included in the straight-line rent expense for the applicable locations.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum noncancelable lease commitments are as follows (in thousands):

Operating
Leases

Fiscal year:
2008	$3,261
2009	3,983
2010	3,915
2011	3,990
2012	2,350
Thereafter	1,051

Total minimum lease payments	$18,550

Litigation

On November 15, 2001, prior to our acquisition of Vixel Corporation, a securities class action was filed in the United States District Court in the Southern District of New York as Case No. 01 CIV. 10053 (SAS), Master File No. 21 MC92 (SAS) against Vixel and two of its officers and directors (one of which is James M. McCluney) and certain underwriters who participated in the Vixel initial public offering in late 1999. The amended complaint alleges violations under Section 10(b) of the Exchange Act and Section 11 of the Securities Act and seeks unspecified damages on behalf of persons who purchased Vixel stock during the period October 1, 1999 through December 6, 2000. In October 2002, the parties agreed to toll the statute of limitations with respect to Vixel’s officers and directors until September 30, 2003, and on the basis of this agreement, Vixel’s officers and directors were dismissed from the lawsuit without prejudice. During June 2003, Vixel and the other issuer defendants in the action reached a tentative settlement with the plaintiffs that would, among other things, result in the dismissal with prejudice of all claims against the defendants and their officers and directors. In connection with the possible settlement, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements so that they would not expire prior to any settlement being finalized. Although Vixel approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the court. On August 31, 2005, a Preliminary Order In Connection With Settlement Proceedings was issued by the court which among other items, set the form of notice to the Settlement Classes of the Issuers’ Settlement Stipulation. In December 2005, the settlement notices authorized by the court were sent to former Vixel stockholders and the web site www.iposecuritieslitigation.com was created for claimants.

On or about July 17, 2006, Emulex assigned to the class action plaintiffs any IPO claims Emulex (Vixel) has against RBC Dain Rauscher in the IPO litigation, as required by the settlement agreement. On December 5, 2006, the Second Circuit Court of Appeals issued a decision reversing Judge Scheindlin’s class certification decision. On about January 6, 2007, Emulex assigned to the class action plaintiffs any IPO claims Emulex (Vixel) has against The Bear Stearns Companies Inc. and Bear Stearns & Co. Inc. in the IPO litigation, as required by the settlement agreement. On April 6, 2007, the Second Circuit denied the plaintiffs’ petition for rehearing of the decision denying class certification. During April 2007, counsel for Emulex and other Issuers informed Judge Scheindlin that, in light of the Second Circuit opinion, the settlement agreement in its current form cannot be approved because the defined settlement class, like the litigation class, does not meet the Second Circuit requirements for certification. Judge Scheindlin held a conference on May 30, 2007 to consider issues relating to the class definitions, the statute of limitations, settlement, and discovery. On June 25, 2007, Judge Scheindlin signed a Stipulation and Order submitted by the parties which terminated the June 10, 2004 Stipulation and Agreement of Settlement with Defendant Issuers and Individuals. On June 26, 2007, a

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

document production request from the plaintiffs to all 298 issuers (including Vixel) was received, covering documents from each issuer’s inception through December 31, 2001.

In addition to the ongoing litigation discussed above, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of the open matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Other Commitments and Contingencies

The Company has entered into various agreements for purchases of inventory. As of July 1, 2007, the Company’s purchase obligation associated with inventory was approximately $25.4 million.

In addition, the Company provides limited indemnification in selected circumstances within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringing upon certain intellectual property, and in some limited cases against bodily injury or damage to real or tangible personal property caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement.

Note 11	Shareholders’ Equity

Stock Repurchase Program

On December 5, 2006, the Company’s Board of Directors authorized the repurchase of up to $150 million of its outstanding common stock over the next two years. The Company may repurchase shares from time-to-time in open market purchases or privately negotiated transactions. The share repurchases will be financed by available cash balances and cash from operations. As of July 1, 2007, the Company has repurchased 3,589,278 shares of its common stock under this program at an aggregate purchase price of approximately $70.1 million or an average of $19.53 per share. Since July 1, 2007, the Company has not purchased any additional shares of its common stock under this program.

Repurchased shares have been recorded as treasury stock under the cost method and will be held until the Company’s Board of Directors designates that these shares be retired or used for other purposes.

Shareholder Rights Plan

The Company has a Shareholder Rights Plan that provides for Preferred Stock Purchase Rights (Rights) that attach to and transfer with each share of common stock. When the Rights become exercisable, each Right entitles the holder to purchase from the Company one unit consisting of 1/100 of a share of Series A Junior Participating Preferred Stock for $300 per unit, subject to adjustment. The Rights become exercisable if (i) a person or group (Acquiring Person) has acquired, or obtained the right to acquire, 20% or more of the outstanding shares of common stock, (ii) a person becomes the beneficial owner of 30% or more of the outstanding shares of common stock, (iii) an Acquiring Person engages in one or more “self-dealing” transactions with the Company or (iv) an event occurs which results in an Acquiring Person’s ownership interest being increased by more than 1%. Upon exercise and payment of the purchase price for the Rights, the Rights holder (other than an Acquiring Person) will have the right to receive Company common stock (or, in certain circumstances, cash, property or other securities of the Company) equal to two times the purchase price. The Company is entitled to redeem the Rights at any time prior to the expiration of the Rights in January 2009, or ten days following the time that a person has acquired beneficial ownership of 20% or more of the shares of common stock then outstanding. The Company is entitled to redeem the Rights in whole, but not in part, at a price of $0.01 per Right, subject to adjustment.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

As of July 1, 2007, the Company had five stock-based plans for employees and directors that are open for future grant awards and are described below. In addition, the Company had six stock-based plans, including four plans assumed in connection with prior acquisitions, that are closed for future grants. Amounts recognized in the financial statements with respect to these plans are as follows:

	Year Ended	Year Ended
	July 1, 2007	July 2, 2006
	(In thousands)

Total cost of stock-based payment plans during the period	$28,057	$21,453
Amounts capitalized in inventory during the period	(652)	(648)
Amounts recognized in income for amounts previously capitalized in inventory	625	513

Amounts charged against income, before income tax benefit	$28,030	$21,318

Amount of related income tax benefit recognized in income	$6,700	$4,131

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the Purchase Plan or ESPP) was adopted by the Board of Directors and approved by the stockholders in 2000 and became effective on January 1, 2001. Under the Purchase Plan, employees of the Company who elect to participate have the right to purchase common stock at a 15% discount from the lower of the market value of the common stock at the beginning or the end of each six month offering period. Employees purchase common stock using payroll deductions, which may not exceed 10% of their eligible compensation (the amount may be increased from time to time by the Company but may not exceed 15% of eligible compensation). No employee may purchase more than $25,000 worth of common stock (calculated at the time the purchase right is granted) or 1,000 shares in any calendar year. The Compensation Committee of the Board of Directors administers the Purchase Plan. The Company has reserved a total of 1,950,000 shares of common stock for issuance under the Purchase Plan. As of July 1, 2007, there are 777,219 shares available for future award grants.

Employee Stock Option and Equity Incentive Plan

On December 1, 2005, the Company’s shareholders ratified and approved the Emulex Corporation 2005 Equity Incentive Plan (the Equity Incentive Plan). The Company’s Equity Incentive Plan permits the grant of stock options, restricted stock awards consisting of shares of common stock that are subject to a substantial risk of forfeiture (vesting restrictions) for some period of time, unrestricted stock awards that are free of any vesting restrictions, performance awards entitling the recipient to acquire shares of common stock or to vest in shares of common stock upon the attainment of specified performance goals (Performance Awards) and stock appreciation rights to its domestic and international employees. The aggregate number of shares which may be used under the Equity Incentive Plan consists of 2,937,475 shares of common stock, plus the number of shares underlying options that were outstanding on the effective date of the Equity Incentive Plan (October 24, 2005) that expire, are forfeited, cancelled or terminate for any reason under the Employee Stock Option Plan and the 2004 Employee Stock Incentive Plan without having been exercised in full. On November 30, 2006, an additional 1,500,000 shares were approved for issuance by the Company’s stockholders. The Equity Incentive Plan is administered by the Board of Directors, or at the discretion of the Board, by a committee consisting of two or more independent directors of the Company. Stock option awards are granted with an exercise price not less than fair market value of the Company’s stock at the date of grant; these awards generally vest based on three years of continuous service and have a six year contractual term. Certain stock option awards provide for accelerated vesting if there is a change in control (as defined in the Equity Incentive

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan) or achieving certain performance targets. As of July 1, 2007, there were 2,449,055 shares available for future award grants under the Equity Incentive Plan.

Restricted and unrestricted stock awards may be awarded (or sold at a purchase price determined by the Board or the Committee) upon terms established by them in its sole discretion. The vesting provisions of restricted stock awards will be determined individually by the Board or the Committee for each grant, but generally vest annually over three years. Unrestricted stock awards will be free of any vesting provisions. From May 2, 2006, the Company granted restricted stock to employees and non-employee directors under the Equity Incentive Plan.

Performance awards will be subject to the attainment of performance goals established by the Board or Committee, the periods during which performance is to be measured, and all other limitations and conditions applicable to the awarded shares. Performance goals shall be based on a pre-established objective formula or standard that specifies the manner of determining the number of performance awards that will be granted or will vest if the performance goal is attained. Performance goals will be determined by the Board or the Committee prior to the time 25% of the service period has elapsed and may be based on one or more business criteria that apply to an individual, a business unit or the Company. As of July 1, 2007, there are no performance awards outstanding.

Stock appreciation rights entitle the holder to receive the appreciation in the value of common stock underlying the stock appreciation right. The Board or Committee may grant a stock appreciation right either as a stand alone right, or if such right does not provide for the deferral of compensation within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, in tandem with all or any part of the shares of common stock that may be purchased by the exercise of a stock option. As of July 1, 2007, there are no stock appreciation rights outstanding.

The Company’s 1997 Stock Option Plan for Non-Employee Directors (the Director Plan) was amended and approved by the stockholders on November 30, 2006 to allow for a maximum of 1,880,000 shares of common stock to be issued, including an additional 150,000 shares approved for issuance. The Director Plan currently provides that an option to purchase 60,000 shares of common stock or restricted stock of the Company will be granted to each non-employee director of the Company upon the first date that such director becomes eligible to participate. These options or restricted stock shall be exercisable as to 33.3% of the shares on each anniversary of the grant if the director is still a director of the Company. In addition, on each yearly anniversary of the date of the initial grant, each eligible director shall automatically be granted an additional option to purchase 20,000 shares of common stock or restricted stock. These options or restricted stock shall be exercisable as to 50% of the shares on the six month anniversary, 25% on the nine month anniversary and 25% on the year anniversary of the grant date. Options or restricted stock granted under the Director Plan are non-qualified stock awards. The exercise price per option granted will not be less than the fair market value at the date of grant. No option or restricted stock granted under the Director Plan shall be exercisable after the expiration of the earlier of (i) ten years following the date the option or restricted stock is granted or (ii) one year following the date the optionee ceases to be a director of the Company for any reason. The administrator of the Director Plan has the discretion to grant additional awards in the form of restricted stock and/or stock appreciation rights or to substitute restricted stock or stock appreciation rights for the formula grants described above. Options or restricted stock granted under the Director Plan are non-qualified stock awards. As of July 1, 2007, there were 290,000 shares available for future award grants under the Director Plan.

The Company’s Employee Stock Option Plan (the Plan), which is shareholder approved, permitted the grant of stock options and nonvested shares to its domestic and international employees for up to approximately 33.7 million shares of common stock. Stock option awards were granted under the plan with an exercise price not less than the fair market value of the Company’s stock at the date of grant; these stock option awards generally vest based on either three or four years of continuous service and have either a six or ten year contractual term. Certain stock option awards provide for accelerated vesting if there is a change in

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

control (as defined in the Plan) or achieving certain performance targets. With the approval and adoption of the Equity Incentive Plan on December 1, 2005, the Plan became closed for future grants of options.

The Company’s 2004 Employee Stock Incentive Plan (the 2004 Plan), which is shareholder approved, permitted the grant of stock options and restricted (nonvested) or unrestricted shares to its employees for up to 2,000,000 shares of common stock. The purchase price for the shares subject to any option granted under the 2004 Plan was not permitted to be less than 100% of the fair market value of the shares of common stock of the Company on the date the option was granted. These stock option awards generally vest based on either three or four years of continuous service and have either a six or ten year contractual term. With the approval and adoption of the Equity Incentive Plan on December 1, 2005, the 2004 Plan became closed for future award grants.

Options granted under the Plan and options granted under the 2004 Plan prior to August 2005 have a 10 year contractual term and become exercisable on a cumulative basis as to 25% of the total number of shares covered by the option one year from the date the option is granted with an additional 6.25% after the end of each consecutive calendar quarter thereafter, except when otherwise provided by the Board of Directors or the Compensation Committee. Beginning with awards granted in August 2005, each option granted generally has a six year contractual term and becomes exercisable on a cumulative basis as to 30% of the total number of shares covered by the option one year from the date the option is granted with an additional 7.5% after the end of each of the next four consecutive calendar quarters and an additional 10% after the end of each of the next four consecutive quarters thereafter, except when otherwise provided by the Board of Directors or the Compensation Committee.

In connection with the acquisition of Sierra Logic, the Company assumed the Sierra Logic, Inc. 2001 Stock Option Plan (the Sierra Logic Plan). The options were replaced with options to purchase shares of Emulex common stock based on the acquisition exchange ratio and continue to be subject to the terms of the Sierra Logic Plan. The options have a life of up to ten years, generally vest over a four year period, and include a provision that the option holder may elect at any time to exercise the option prior to the full vesting of the option. As part of the purchase agreement, holders of unvested options were paid cash in exchange for the options with the cash received subject to the same vesting schedule as the originally granted option. As of July 1, 2007, there were 21,068 shares available for future award grants under the Sierra Logic Plan.

In connection with the acquisition of Aarohi, the Company assumed the Aarohi Communications, Inc. 2001 Stock Option Plan (the Aarohi Plan). The options assumed were replaced with options to purchase shares of Emulex common stock based on the acquisition exchange ratio and continue to be subject to the terms of the Aarohi Plan. The options have a life of up to ten years, typically vest over four years with 25% after the first year and monthly thereafter, and include a provision that the option holder may elect at any time to exercise the option prior to the full vesting of the option. Unvested shares purchased upon early exercise of options are subject to a repurchase provision which grants the Company the right of first refusal to repurchase such shares at the original exercise price which right terminates at such time as the vesting requirements have been satisfied. As of July 1, 2007, there were 204,400 shares available for future award grants under the Aarohi Plan.

In addition, in connection with the prior acquisitions of Vixel Corporation (Vixel) and Giganet, Inc. (Giganet), the Company assumed awards granted under the Vixel Corporation Amended and Restated 1995 Stock Option Plan, the Vixel Corporation 1999 Equity Incentive Plan, and the Vixel Corporation 2000 Non-Officer Equity Incentive Plan (collectively, the Vixel Plans), and the Giganet, Inc. 1995 Stock Option Plan (the Giganet Plan). Shares previously authorized for issuance under these respective plans are no longer available for future grants, but options previously granted under these respective plans remain outstanding.

As of July 1, 2007, the number of shares authorized under the Purchase Plan, the Equity Incentive Plan, the Director Plan, the Sierra Logic Plan, the Aarohi Plan, the Vixel Plans, and the Giganet Plan are sufficient to cover future exercises of outstanding stock options.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of option activity under the plans for fiscal 2007 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term (Years)	Value
				(In millions)

Options outstanding at July 2, 2006	14,612,882	$22.06
Options granted	1,965,050	13.87
Options exercised	(2,130,320)	8.94
Options canceled	(723,083)	47.50
Options forfeited	(211,880)	16.97

Options outstanding at, July 1, 2007	13,512,649	$21.66	4.89	$49.1

Options vested and expected to vest at July 1, 2007	13,095,678	$21.80	4.87	$47.2
Options exercisable at July 1, 2007	10,088,984	$23.15	4.62	$33.1

The approximately 2,000,000 options granted in fiscal 2007 included 549,914 options that were issued in exchange for the outstanding Sierra Logic Communications, Inc. (Sierra Logic) options.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the market price of the underlying common stock as of the date of grant, the expected term, stock price volatility and expected risk-free interest rates. This model requires subjective assumptions, including expected stock price volatility and expected time until exercise, which affect the calculated fair value on the grant date, as well as the market price of the underlying common stock as of the date of grant and expected risk-free interest rates. Expected volatilities are based on methodologies utilizing equal weighting involving both historical periods equal to the expected term and implied volatilities based on traded options to buy the Company’s shares. The assumptions utilized to compute the fair value of stock option grants for fiscal 2007 and 2006 were:

	All Other Plans				Purchase Plan
	2007		2006		2007		2006

Expected volatility	30	% - 38%	35.2	% - 56.6%	29	% - 31%	37%
Weighted average expected volatility	34%		47%		30%		37%
Expected dividends	—		—		—		—
Expected term (in years)	1.4 - 4.4		2.4 - 4.4		0.24 - 0.5		0.5
Weighted average expected term (in years)	3.23		3.25		0.49		0.5
Risk-free rate	4.51	% - 4.95%	5.18	% - 5.23%	5.01	%-5.08%	4.82%

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of restricted stock awards activity for fiscal year 2007 is presented below:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value

Awards outstanding and unvested at July 2, 2006	305,000	$17.98
Awards granted	1,174,726	$18.32
Awards vested	(101,900)	$18.36
Awards forfeited	(63,050)	$18.58

Awards outstanding and unvested at July 1, 2007	1,314,776	$18.22

As of July 1, 2007, there was approximately $22.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.17 years.

The weighted average fair value of option and restricted stock awards granted in fiscal 2007 and 2006 were $9.71, $8.49 respectively. The total intrinsic value of stock options exercised in fiscal 2007 and 2006 were approximately $24.1 million, $10.4 million respectively. The total fair value of restricted stock awards vested in fiscal 2007 was approximately $2.1 million, and there were no shares vested in fiscal 2006.

Cash received from share option exercises under stock-based plans for the 12 months ended July 1, 2007 and July 2, 2006 was approximately $19.0 million and $10.0 million, respectively. The actual tax benefit realized for the tax deductions from option exercise and vested restricted awards of stock-based plans totaled approximately $9.6 million and $4.0 million for the 12 months ended July 1, 2007 and July 2, 2006, respectively.

The modified prospective transition method of SFAS No. 123R requires the presentation of pro forma information, for periods presented prior to the adoption of SFAS No. 123R, regarding net income and net income per share as if the Company had accounted for its stock plans under the fair value method of SFAS No. 123. For fiscal 2005, the assumptions utilized to compute the fair value of stock option grants were:

	2005

Risk-free interest rate	2.0	%-4.0%
Stock volatility	35.1	%-84.0%
Dividend yield	0.0%
Average expected lives (years)	0.5-2.9
Weighted-average fair value per option granted	$3.49-$6.08

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net income and net income per share if the Company had accounted for its stock plans under the fair value method of accounting under SFAS No. 123 for fiscal 2005 :

2005
(In thousands,
except per
share data)

Net income as reported	$71,589
Add: Total employee stock-based compensation expense included in net income as reported, net of related tax effects	2,742
Deduct: Total employee stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(22,877)

Pro forma net income	$51,454

Pro forma net income per share
Basic — as reported	$0.86

Basic — pro forma	$0.62

Diluted — as reported	$0.80

Diluted — pro forma	$0.58

Note 12	Income Taxes

The components of income tax expense are as follows:

	2007	2006	2005
	(In thousands)

Federal:
Current	$28,907	$35,173	$25,723
Deferred	(11,961)	1,496	12,413
State:
Current	3,633	4,304	3,162
Deferred	9,001	(1,621)	(1,149)
Foreign:
Current	69	112	72

Total income tax expense	$29,649	$39,464	$40,221

The income tax expense in fiscal years 2007, 2006, and 2005 excludes excess tax benefits recorded directly to additional paid-in-capital in the amounts of approximately $8.0 million, $3.3 million, and $1.9 million, respectively, related to exercises of stock options under the Company’s stock option plans.

Income before income taxes consists of the following:

	2007	2006	2005
	(In thousands)

Domestic	$58,852	$79,542	$111,570
Foreign	231	373	240

Total	$59,083	$79,915	$111,810

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	2007	2006
	(In thousands)

Deferred tax assets:
Capitalization of inventory costs	$217	$159
Reserves not currently deductible	11,848	13,002
Share-based compensation	11,387	5,866
Net operating loss carryforwards	24,847	28,092
General business and state credit carryforwards	15,198	11,697
Capitalized research and development expenditures	3,771	1,943
Capital loss carryforwards	2,625	931
Property and equipment	144	—
Other	964	343

Total gross deferred tax assets	71,001	62,033

Less valuation allowance	(2,625)	(931)

Deferred tax assets, net of valuation allowance	68,376	61,102

Deferred tax liabilities:
Various state taxes	5,580	4,107
Intangible assets — customer relationships	5,358	7,821
Intangible assets — core technology and patents	36,563	20,104
Property and equipment	—	904

Total gross deferred tax liabilities	47,501	32,936

Net deferred tax asset	$20,875	$28,166

As the purchase price allocation associated with the acquisition of Sierra Logic is preliminary and the final pre-acquisition tax returns are not yet complete, the associated deferred tax assets and deferred tax liabilities are also subject to change.

Based on the Company’s historical and anticipated future pre-tax results of operations, management believes it is more likely than not that the Company will realize the benefit of the approximately $20.9 million net deferred tax assets existing as of July 1, 2007. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement earnings from operations to fully realize recorded tax benefits.

The Company has approximately $6.5 million of capital loss carryforwards available as of July 1, 2007. If unused, approximately $1.5 million and $5.0 million of the carryforwards would expire in fiscal years 2011 and 2012, respectively. Management believes it is more likely than not that the Company will not be able to generate sufficient capital gain income to realize these benefits prior to the expiration of these capital loss carryforwards. Therefore, a valuation allowance of approximately $2.6 million is recorded as of the end of fiscal 2007. The Company generated capital loss carryforwards of approximately $5.0 million and $1.5 million during fiscal years 2007 and 2006, respectively.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The actual income tax expense (benefit) on pretax income before income taxes differs from expected federal income tax expense for the following reasons:

	2007	2006	2005
	(In thousands)

Expected income tax expense at 35%	$20,679	$27,970	$39,133
State income tax expense, net of federal tax benefit	1,785	2,318	1,240
Impairment of goodwill	—	—	383
In-process research and development expenditures	6,729	6,045	—
Change in valuation allowance allocated to income tax expense	1,693	—	931
Extraterritorial income exclusion	(2,066)	(90)	(142)
Research and other credits	(1,607)	(357)	(1,706)
Stock-based compensation	2,928	3,220	—
Other, net	(492)	358	382

Total income tax expense	$29,649	$39,464	$40,221

As of July 1, 2007, the Company had federal and state net operating loss carryforwards of approximately $58.9 million and $48.1 million, respectively, which are available to offset future federal and state taxable income. If unused, the federal net operating loss carryforwards will expire during the fiscal years 2015 through 2023, and the state net operating loss carryforwards will begin to expire in fiscal 2009. Included in the federal net operating loss carryforwards are Aarohi losses of approximately $32.6 million, Sierra Logic losses of approximately $17.3 million, and other acquired companies losses of approximately $9.0 million. The annual utilization of these net operating loss carryforwards is limited due to restrictions imposed under federal law due to a change in ownership.

As of July 1, 2007, the Company had federal and state research and experimentation credit carryforwards of approximately $4.9 million and $10.1 million, respectively, which are available to reduce federal and state income taxes. If unused, the federal carryforwards expire during the fiscal years 2013 through 2022, and certain state carryforwards will begin to expire in fiscal 2018. For federal tax purposes, the Company has approximately $0.1 million of foreign tax credit carryforwards available through fiscal 2009.

During the year, the Internal Revenue Service completed audits of the Company’s Federal income tax returns for the taxable years ended June 27, 2004 and June 29, 2003. The Company paid approximately $0.2 million in tax assessments to close these audits. The statute of limitations for the June 27, 2004 tax year will expire during the Company’s fiscal year ending June 29, 2008. The Company is also undergoing routine audits by other state jurisdictions. Management does not expect a material impact on the Company’s consolidated financial statements as a result of these audits.

Note 13	Revenue by Product Families, Geographic Area, and Significant Customers

Revenues by Product Families

The Company designs and markets three major distinct product families: Host Server Products (HSPs), Embedded Storage Products (ESPs) and Intelligent Networking Products (INPs). HSPs mainly consist of standard HBAs, custom form factor mezzanine cards for blade servers, and application specific integrated circuits (ASICs) used in server applications. ESPs mainly consist of serial advanced technology attachment (SATA) bridges and routers, Fibre Channel embedded switches, and single and multi protocol embedded controller products for enterprise class storage systems. INPs mainly consist of multi protocol intelligent storage virtualization platforms that can be deployed as IOCs, mezzanine cards, or appliances, and contract engineering.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2007	2006	2005
	(In thousands)

Net revenues:
Host Server Products	$357,279	$340,566	$320,171
Embedded Storage Products	107,578	59,203	49,057
Intelligent Networking Products	3,907	29	—
Other	1,423	3,015	6,425

Total net revenues	$470,187	$402,813	$375,653

Revenues by Geographic Area

The Company’s net revenues by geographic area based on bill-to location are:

	2007		2006		2005
	(In thousands)

United States	$218,996	47%	$219,911	55%	$205,633	55%
Pacific Rim	80,637	17%	52,811	13%	56,550	15%
Europe and rest of world	170,554	36%	130,091	32%	113,470	30%

Total net revenues	$470,187	100%	$402,813	100%	$375,653	100%

In fiscal years 2007, 2006 and 2005, net revenues sold to the United Kingdom, based on bill-to location, were approximately 15%, 13%, and 12%, respectively, and no other country in the Pacific Rim, Europe or the rest of the world accounted for more than 10% of net revenues during these periods.

Significant Customers

The following table represents direct sales to customers accounting for greater than 10% of the Company’s net revenues or customer accounts receivable accounting for greater than 10% of the Company’s accounts receivable. Amounts not presented were less than 10%.

				Accounts
	Net Revenues			Receivable
	2007	2006	2005	2007	2006

Hewlett-Packard	13%	10%	12%	—	—
IBM	22%	29%	31%	26%	28%
Info X	17%	21%	17%	15%	20%

In addition to direct sales, some of the Company’s larger OEM customers purchased or marketed products indirectly through distributors, resellers, or other third parties. Customers with total direct and indirect revenues, including customer specific models purchased or marketed indirectly through distributors, resellers, and other third parties, of more than 10% were as follows:

	Net Revenues
	2007	2006	2005

EMC	18%	23%	20%
Hewlett-Packard	13%	10%	14%
IBM	25%	29%	31%

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14	Net Income per Share

The following table sets forth the computation of basic and diluted net income per share:

	2007	2006	2005
	(In thousands, except per share data)

Numerator:
Net income	$29,434	$40,451	$71,589
Adjustment for interest expense on convertible subordinated notes, net of tax	702	1,477	2,685

Numerator for diluted net income per share	$30,136	$41,928	$74,274

Denominator:
Denominator for basic net income per share — weighted average shares outstanding	84,545	83,920	82,819
Effect of dilutive securities:
Dilutive potential common shares, using treasury stock method	2,023	1,876	1,384
Dilutive common shares from assumed conversion of convertible subordinated notes	2,521	5,463	8,767

Denominator for diluted net income per share — adjusted weighted average shares	89,089	91,259	92,970

Basic net income per share	$0.35	$0.48	$0.86

Diluted net income per share	$0.34	$0.46	$0.80

Antidilutive options excluded from the computations	8,486	9,258	8,944

Average market price of common stock	$18.81	$18.81	$14.79

The antidilutive options were excluded from the computation of diluted net income per share as the options’ exercise price was greater than the average market price of the common shares during fiscal years 2007, 2006 and 2005.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15	Unaudited Quarterly Consolidated Financial Data

Selected unaudited quarterly consolidated financial data for fiscal years 2007 and 2006 are as follows:

						Diluted
						Net Income
	Net			Net Income		(Loss)
	Revenues	Gross Profit		(Loss)		per Share
	(In thousands, except per share data)

2007:
Fourth quarter	$126,268	$77,042		$13,162		$0.15
Third quarter	120,211	70,585		11,386		0.13
Second quarter	121,390	65,782		(10,076	)(1)	(0.12)
First quarter	102,318	61,199		14,962		0.17

Total	$470,187	$274,608		$29,434

2006:
Fourth quarter	$98,871	$57,962		$(4,787	)(1)	$(0.06)
Third quarter	89,295	53,372	(2)	11,593		0.13
Second quarter	110,268	64,909	(2)	17,209		0.19
First quarter	104,379	62,577	(2)	16,436		0.19

Total	$402,813	$238,820		$40,451

(1)	Includes In-process research and development charges of approximately $21.6 million and $17.3 million for the second quarter of fiscal 2007 and the fourth quarter of fiscal 2006, respectively. See Note 2 for additional information.

(2)	Approximately $3.6 million, $3.6 million, and $3.7 million of amortization expense resulting from the acquisition of technology intangible assets for the third, second, and first quarters of fiscal 2006, respectively, have been reclassified from Amortization of other intangible assets to Cost of sales.

SCHEDULE OF EMULEX CORPORATION AND SUBSIDIARIES

Schedule II

EMULEX CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years ended July 1, 2007, July 2, 2006, and July 3, 2005

		Additions	Amounts
	Balance at	Charged to	Charged	Balance
	Beginning	Costs and	Against	at End
Classification	of Period	Expenses	Reserve	of Period
		(In thousands)

Year ended July 1, 2007:
Allowance for doubtful accounts	$1,908	$—	$6	$1,902

Sales returns, allowances and reserves	$3,178	$11,840	$11,688	$3,330

Warranty reserve	$2,949	$3,685	$2,802	$3,832

Year ended July 2, 2006:
Allowance for doubtful accounts	$1,919	$—	$11	$1,908

Sales returns, allowances and reserves	$3,442	$10,523	$10,787	$3,178

Warranty reserve	$4,085	$2,874	$4,010	$2,949

Year ended July 3, 2005:
Allowance for doubtful accounts	$2,081	$—	$162	$1,919

Sales returns, allowances and reserves	$3,206	$16,438	$16,202	$3,442

Warranty reserve	$4,046	$3,043	$3,004	$4,085

See accompanying notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMULEX CORPORATION

By:	/s/ James M. McCluney
James M. McCluney
Chief Executive Officer and President

Date: August 23, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 23, 2007.

Signature	Title

Principal Executive Officer:

/s/ James M. McCluney (James M. McCluney)	Chief Executive Officer, President and Director

Principal Financial and Accounting Officer:

/s/ Michael J. Rockenbach (Michael J. Rockenbach)	Executive Vice President, Chief Financial Officer, Secretary and Treasurer

/s/ Paul F. Folino (Paul F. Folino)	Executive Chairman

/s/ Fred B. Cox (Fred B. Cox)	Director and Chairman Emeritus

/s/ Michael P. Downey (Michael P. Downey)	Director

/s/ Bruce C. Edwards (Bruce C. Edwards)	Director

/s/ Robert H. Goon (Robert H. Goon)	Director

/s/ Don M. Lyle (Don M. Lyle)	Director

/s/ Dean A. Yoost (Dean A. Yoost)	Director

EXHIBIT INDEX

Exhibit No.		Description of Exhibit

2.1		Agreement and Plan of Merger, dated August 29, 2006, relating to the Company’s acquisition of Sierra Logic, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 29, 2006)
3.1		Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).
3.2		Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).
3.3		Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 30, 2005).
3.4		Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).
4.1		Rights Agreement, dated January 19, 1989, as amended (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).
4.2		Certificate regarding extension of Final Expiration Date of Rights Agreement dated January 18, 1999 (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-3, filed on May 17, 1999).
10	.1*	Giganet, Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed March 2, 2001).
10	.2*	Emulex Corporation Employee Stock Option Plan, as amended (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 21, 2002).
10	.3*	Emulex Corporation 1997 Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 30, 2006).
10	.4*	Emulex Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix D to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 18, 2004).
10	.5*	Emulex Corporation 2004 Employee Stock Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 18, 2004).
10.6		Standard Commercial Lease between the Flatley Company and Giganet, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s 2001 Annual Report on Form 10-K).
10	.7*	Form of Key Employee Retention Agreement between the Company and its executive officers other than Paul F. Folino and James M. McCluney (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006).
10	.8*	Key Employee Retention Agreement for Paul F. Folino, as amended, effective September 5, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 6, 2006)
10	.9*	Key Employee Retention Agreement for James M. McCluney, as amended, effective September 5, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 6, 2006)
10.10		Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current Report on Form 8-K filed May 17, 2005).
10.11		Real Estate Lease dated September 12, 2000, between LM Venture, LLC and Emulex Corporation (incorporated by reference to Exhibit 10.22 to the Company’s 2003 Annual Report on Form 10-K).

Exhibit No.		Description of Exhibit

10.12		First Amendment to Lease (amendment dated February 8, 2001), between LM Venture LLC and Emulex Corporation (incorporated by reference to Exhibit 10.23 to the Company’s 2003 Annual Report on Form 10-K).
10	.13*	Vixel Corporation Amended and Restated 1995 Stock Option Plan incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Registration Statement on Form S-1 of Vixel Corporation (File No. 333-81347), filed on August 16, 1999).
10	.14*	Vixel Corporation 1999 Equity Incentive Plan (as amended) (incorporated by reference to Exhibit 10.23 of Amendment No. 1 to the Registration Statement on Form S-1 of Vixel Corporation (File No. 333-81347), filed on August 16, 1999).
10	.15*	Vixel Corporation 2000 Non-Officer Equity Incentive Plan (incorporate reference to Exhibit 99.1 of the Registration Statement on Form S-8/S-3 of Vixel Corporation (File No. 333-39000), filed on June 9, 2000).
10.16		First Amendment to Standard Commercial Lease (amendment dated July 1, 2004) between the Flatley Company and Emulex Design & Manufacturing Corporation, successor-in-interest to Giganet, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s 2004 Annual Report on Form 10-K).
10	.17*	Form of Director Stock Option Agreement and related form of Grant Summary for grants made pursuant to the 1997 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 30, 2005).
10	.18*	Form of Incentive Stock Option Agreement for grants made pursuant to the Employee Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 30, 2005).
10	.19*	Form of Non-Qualified Stock Option Agreement for grants made pursuant to the Employee Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 30, 2005).
10	.20*	Form of Incentive Stock Option Agreement for grants made pursuant to the 2004 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed August 30, 2005).
10	.21*	Form of Non-Qualified Stock Option Agreement for grants made pursuant to the 2004 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed August 30, 2005).
10	.22*	Form of Notice of Grant of Stock Options and Stock Option Agreement for grants made pursuant to both the Employee Stock Option Plan and 2004 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed August 30, 2005).
10.23		Office Lease Agreement dated August 25, 2005 by and between 24000 Development, LLC and Emulex Design & Manufacturing Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 31, 2005
10	.24*	Description of Compensation Arrangements with Non-Employee Directors.
10	.25*	Description of Compensation Arrangements for Certain Executive Officers (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2006).
10	.26*	Executive Bonus Plan of Emulex Corporation, as amended and restated effective September 5, 2006 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed September 6, 2006)
10	.27*	Aarohi Communications, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed May 8, 2006)
10	.28*	Form of Aarohi Communications, Inc. Stock Option Agreement(incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed May 8, 2006)

Exhibit No.		Description of Exhibit

10	.29*	Form of Aarohi Communications, Inc. Stock Option Agreement (alternate form) (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed May 8, 2006)
10	.30*	Form of Aahrohi Communications, Inc. Notice of Grant of Stock Option (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed May 8, 2006)
10	.31*	Form of Emulex Corporation Stock Option Assumption Documents for holders of options granted under the Aarohi Communications, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 filed May 8, 2006)
10	.32*	Emulex Corporation 2005 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 30, 2006)
10	.33*	Form of 2005 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006)
10	.34*	Form of Notice of Grant of Restricted Stock Award under 2005 Equity (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006
10.35		Second Amendment to Lease dated May 26, 2006 by and between Brass Creekside, L.P. and Emulex Design & Manufacturing Corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed June 5, 2006)
10	.36*	Sierra Logic, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on October 5, 2006)
10	.37*	Form of Sierra Logic, Inc. Stock Option Agreement and Notice of Grant of Stock Option (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on October 5, 2006)
10	.38*	Form of Emulex Corporation Stock Option Assumption Documents for holders of options granted under the Sierra Logic, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed on October 5, 2006)
10.39		Standard Form Business Center Lease dated March 18, 2003, and its Amendment No. One, Addendum Two, and Addendum Three by and between Eureka Development Company LLC and Sierra Logic, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006)
10.40		Amendment No. 4 to Sublease Agreement by and between Emulex Communications Corporation and WJ Communications Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 2, 2006)
10.41		Deed of Lease between Aarohi Communications Private Limited and M/s M.K. Chakrapani & Co. relating to the Company’s offices in Bangalore, India (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended October 1, 2006)
21		List of the Company’s subsidiaries.
23		Consent of Independent Registered Public Accounting Firm.
31A		Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14 (a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31B		Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14 (a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensation plan or arrangement.