Form 10-Q
period 2007-09-30
EMULEX CORP /DE/
filed 2007-11-02
CIK 350917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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
(Check one).
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 19, 2007, the registrant had 83,570,838 shares of common stock outstanding.

EMULEX CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	September 30,	July 1,
	2007	2007
Assets

Current assets:
Cash and cash equivalents	$105,460	$69,036
Investments	169,247	202,288
Accounts and other receivables, net of allowance for doubtful accounts of $1,902 as of September 30, 2007 and July 1, 2007	65,216	67,529
Inventories	21,471	28,973
Prepaid expenses	4,951	4,114
Deferred income taxes	26,962	27,114

Total current assets	393,307	399,054

Property and equipment, net	65,979	64,294
Investments	152	—
Goodwill	74,127	62,347
Intangible assets, net	91,406	108,342
Deferred income taxes	2,445	—
Other assets	13,301	25,251

Total assets	$640,717	$659,288

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$18,169	$19,761
Accrued liabilities	28,565	29,483
Income taxes payable	3,196	21,096

Total current liabilities	49,930	70,340

Other liabilities	1,898	802
Deferred income taxes	—	6,239
Accrued taxes	22,556	—

Total liabilities	74,384	77,381

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	—	—
Common stock, $0.10 par value; 240,000,000 shares authorized; 87,379,766 and 86,906,540 issued at September 30, 2007 and July 1, 2007, respectively	8,738	8,691
Additional paid-in capital	1,053,980	1,045,221
Accumulated deficit	(386,372)	(401,982)
Accumulated other comprehensive income	74	64
Treasury stock, at cost; 5,660,337 and 3,589,278 shares at September 30, 2007 and July 1, 2007, respectively	(110,087)	(70,087)

Total stockholders’ equity	566,333	581,907

Total liabilities and stockholders’ equity	$640,717	$659,288

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited, in thousands, except per share data)

	Three Months Ended
	September 30,	October 1,
	2007	2006
Net revenues	$117,070	$102,318
Cost of sales	49,143	41,119

Gross profit	67,927	61,199

Operating expenses:
Engineering and development	31,287	25,311
Selling and marketing	12,904	10,192
General and administrative	8,569	6,160
Amortization of other intangible assets	2,638	2,853
In-process research and development	—	(950)

Total operating expenses	55,398	43,566

Operating income	12,529	17,633

Nonoperating income, net:
Interest income	3,309	7,438
Interest expense	(4)	(624)
Other income, net	61	813

Total nonoperating income, net	3,366	7,627

Income before income taxes	15,895	25,260

Income tax provision	5,724	10,298

Net income	$10,171	$14,962

Net income per share:
Basic	$0.12	$0.18

Diluted	$0.12	$0.17

Number of shares used in per share computations:
Basic	82,767	84,508

Diluted	84,828	91,410

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended
	September 30,	October 1,
	2007	2006
Cash flows from operating activities:
Net income	$10,171	$14,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,555	4,268
Amortization of discount on convertible subordinated notes	—	449
Share-based compensation expense	6,951	6,001
Amortization of intangible assets	9,077	6,743
In-process research and development	—	(950)
Impairment of intangible assets	3,097	—
Loss on disposal of property and equipment	43	7
Deferred income taxes	(5,197)	(676)
Excess tax benefit from share-based compensation	(403)	(30)
Foreign currency adjustments	(62)	37
Changes in assets and liabilities:
Accounts and other receivables	2,313	5,127
Inventories	7,498	1,068
Prepaid expenses and other assets	(1,024)	209
Accounts payable, accrued liabilities, and other liabilities	(2,594)	5,743
Income taxes payable	10,689	5,943

Net cash provided by operating activities	45,114	48,901

Cash flows from investing activities:
Net proceeds from sale of property and equipment	9	3
Additions to property and equipment	(5,803)	(2,155)
Purchases of investments	(360,449)	(347,963)
Maturities of investments	393,338	384,186
Strategic investment in privately-held company	—	(4,975)
Direct costs capitalized in prepaid expenses and other assets related to pending Sierra Logic, Inc. acquisition	—	(990)

Net cash provided by investing activities	27,095	28,106

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	4,867	4,309
Repurchase of common stock	(40,000)	—
Tax withholding payments reimbursed by restricted stock	(1,126)	—
Excess tax benefits from share-based compensation expense	403	30

Net cash (used in) provided by financing activities	(35,856)	4,339

Effect of exchange rates on cash and cash equivalents	71	—

Net increase in cash and cash equivalents	36,424	81,346
Cash and cash equivalents at beginning of period	69,036	224,292

Cash and cash equivalents at end of period	$105,460	$305,638

Supplemental disclosures:
Cash paid during the period for:
Interest	$4	$1
Income taxes	233	5,085
Non-cash activities:
Additional goodwill resulting from escrow release as required by the Sierra Logic, Inc. acquisition agreement	12,138	—
Capital expenditures included in accounts payable in the Company’s condensed consolidated balance sheets	489	1,729
See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
1.	Basis of Presentation

In the opinion of management of Emulex Corporation (Emulex or the Company), the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows. Interim results for the three months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending June 29, 2008. The accompanying condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2007.

Recently Adopted Accounting Standard

The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), during the three months ended September 30, 2007. See Note 9.

2.	Business Combinations

Sierra Logic, Inc.

On October 2, 2006, the Company acquired 100% of the outstanding common shares of Sierra Logic, Inc. (Sierra Logic), a privately-held supplier of embedded products for storage networking equipment located in Roseville, California. The Company accounted for the acquisition using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The aggregate purchase price to date is approximately $159.2 million, which includes approximately $12.1 million released from escrow during the three months ended September 30, 2007, in accordance with the acquisition agreement, and approximately $8.3 million in restricted stock, which was issued upon acquisition and being recognized as post-acquisition compensation expense. Approximately $12.1 million remains in escrow and deemed to be contingent consideration, and is included in other assets. The contingent consideration relates to certain standard representations and warranties defined in the escrow agreement and are expected to be resolved within 18 months from the acquisition date.

The Company has allocated the purchase price to the assets acquired and liabilities assumed at estimated fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill. This allocation is subject to revision as deferred taxes are based on preliminary information and the final pre-acquisition tax returns are not yet complete.

This acquisition has been included in the consolidated balance sheet of the Company and the operating results have been included in the consolidated statement of income since the date of acquisition.

3.	Inventories

Inventories are summarized as follows:

	September 30,	July 1,
	2007	2007
	(in thousands)
Raw materials	$6,022	$11,128
Finished goods	15,449	17,845

	$21,471	$28,973

4.	Goodwill and Intangible assets, net

The activity in goodwill during the three months ended September 30, 2007 is as follows:

Carrying
Amount
(in thousands)
Goodwill, as of July 1, 2007	$62,347
Escrow release as required by Sierra Logic acquisition agreement	12,138
Purchase price allocation refinements	(270)
Other	(88)

Goodwill, as of September 30, 2007	$74,127

Intangible assets, net, are as follows:

	September 30,	July 1,
	2007	2007
	(in thousands)
Intangible assets subject to amortization:
Core technology and patents	$92,771	$95,471
Accumulated amortization, core technology and patents	(68,345)	(65,347)
Developed technology	81,721	81,982
Accumulated amortization, developed technology	(26,669)	(19,731)
Customer relationships	39,013	40,608
Accumulated amortization, customer relationships	(29,189)	(27,170)
Tradename	4,688	4,896
Accumulated amortization, tradename	(2,701)	(2,546)
Covenants not-to-compete	516	3,575
Accumulated amortization, covenants not-to-compete	(399)	(3,396)

	$91,406	$108,342

During the three months ended September 30, 2007, an impairment charge of approximately $3.1 million was recorded in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). The impairment charge was related to a developed technology intangible asset acquired from Aarohi Communications, Inc. (Aarohi). The initial value ascribed to this developed technology intangible asset was based primarily on forecasted revenues from products which the Company decided, during the three months ended September 30, 2007, to no longer place into production. The Company recorded the impairment charge to reduce the carrying value of this developed technology intangible asset to the estimated fair value of zero. This impairment charge was recorded in cost of sales in the accompanying condensed consolidated statements of income.

The intangible assets subject to amortization are being amortized on a straight-line basis over original lives ranging from approximately two years to seven years. Aggregated amortization expense for intangible assets for the three months ended September 30, 2007 and October 1, 2006, was approximately $9.1 million and $6.7 million, respectively.

Amortization expense of approximately $6.4 million and $3.9 million related to core and developed technology are included in cost of sales in the accompanying condensed consolidated statements of income for the three months ended September 30, 2007 and October 1, 2006, respectively.

The following table presents the estimated future aggregated amortization expense of intangible assets as of September 30, 2007 (in thousands):

2008 (remaining 9 months)	$23,409
2009	24,675
2010	21,921
2011	17,816
2012	3,585
Thereafter	—

$91,406

5.	Accrued Liabilities

Components of accrued liabilities are as follows:

	September 30,	July 1,
	2007	2007
	(in thousands)
Payroll and related costs	$17,014	$15,879
Warranty reserves	3,564	3,832
Deferred revenue and accrued rebates	4,411	3,724
Accrued advertising and promotions	1,113	839
Accrued property, sales, and franchise taxes	1,355	1,710
Other	1,108	3,499

	$28,565	$29,483

The Company provides a warranty of between one and five years on its products. The Company records a provision for estimated warranty-related costs at the time of sale based on historical product return rates and the Company’s estimates of expected future cost of fulfilling its warranty obligations. Changes to the warranty reserve were:

	Three Months Ended
	September 30,	October 1,
	2007	2006
	(in thousands)
Balance at beginning of period	$3,832	$2,949
Accrual for warranties issued	875	1,260
Settlements made (in cash or in kind)	(490)	(830)
Changes to pre-existing warranties (including changes in estimates)	(653)	—

Balance at end of period	$3,564	$3,379

6.	Commitments and Contingencies

Litigation

On November 15, 2001, prior to the Company’s acquisition of Vixel Corporation, a securities class action was filed in the United States District Court in the Southern District of New York as Case No. 01 CIV. 10053 (SAS), Master File No. 21 MC92 (SAS) against Vixel and two of its officers and directors (one of which is James M. McCluney, the Company’s current Chief Executive Officer and President) and certain underwriters who participated in the Vixel initial public offering in late 1999. The amended complaint alleges violations under Section 10(b) of the Exchange Act and Section 11 of the Securities Act and seeks unspecified damages on behalf of persons who purchased Vixel stock during the period October 1, 1999 through December 6, 2000. In October 2002, the parties agreed to toll the statute of limitations with respect to Vixel’s officers and directors until September 30, 2003, and on the basis of this agreement, Vixel’s officers and directors were dismissed from the lawsuit without prejudice. During June 2003, Vixel and the other issuer defendants in the action reached a tentative settlement with the plaintiffs that would, among other things, result in the dismissal with prejudice of all claims against the defendants and their officers and directors. In connection with the possible settlement, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements so that they would not expire prior to any settlement being finalized. Although Vixel approved this settlement proposal in principle, it remained subject to a number of procedural conditions, as well as formal approval by the court. On August 31, 2005, a Preliminary Order In Connection With Settlement Proceedings was issued by the court which among other items, set a date for a Settlement Fairness Hearing held on April 24, 2006, and the form of notice to the Settlement Classes of the Issuers’ Settlement Stipulation. In December 2005, the settlement notices authorized by the court were sent to former Vixel stockholders and the web site www.iposecuritieslitigation.com was created for claimants, as well as a March 24, 2006 objection deadline.

At the Settlement Fairness Hearing held on April 24, 2006, the court raised the following primary issues: (1) the (possible) change in value of the settlement since preliminary approval, and whether the benefits of the settlement should be evaluated at the time of approval or at the time of negotiation; (2) how the class certification argument before the Second Circuit Court of Appeals could or would affect the fairness of the settlement; (3) how to evaluate the intangible benefits of the settlement to the class members; and (4) how to value the $1 billion guarantee (for the consolidated litigation involving Vixel and 297 other Issuers) by insurers in the stipulation and agreement of settlement in light of the underwriters’ potential future settlements. The Court did not rule on April 24, 2006 on the motion for final approval or objections. On June 6, 2006, the Second Circuit Court of Appeals held oral arguments on the appeal by the underwriters of Judge Scheindlin’s class certification decision. On or about July 17, 2006, Emulex assigned to the class action plaintiffs any IPO claims that Emulex (Vixel) had against RBC Dain Rauscher in the IPO litigation, as required by the settlement agreement. On December 5, 2006, the Second Circuit Court of Appeals issued a decision reversing Judge Scheindlin’s class certification decision. On December 14, 2006, Judge Scheindlin issued an order to stay all proceedings pending a decision from the Second Circuit on whether it will hear further argument. On about January 6, 2007, Emulex assigned to the class action plaintiffs any IPO claims that Emulex (Vixel) had against The Bear Stearns Companies Inc. and Bear Stearns & Co. Inc. in the IPO litigation, as required by the settlement agreement. On April 6, 2007, the Second Circuit denied the plaintiffs’ petition for rehearing of the decision denying class certification. During April 2007, counsel for Emulex and other Issuers informed Judge Scheindlin that, in light of the Second Circuit opinion, the settlement agreement could not be approved because the defined settlement class, like the litigation class, did not meet the Second Circuit requirements for certification. Judge Scheindlin held a conference on May 30, 2007 to consider issues relating to the class definitions, the statute of limitations, settlement, and discovery. On June 25, 2007, Judge Scheindlin signed a Stipulation and Order submitted by the parties which terminated the June 10, 2004 Stipulation and Agreement of Settlement with Defendant Issuers and Individuals. On June 26, 2007, a document production request from the plaintiffs to all 298 issuers (including Vixel) was received, covering documents from each issuer’s inception through December 31, 2001. In September 2007, due to the expiration of the tolling agreements, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements until August 27, 2010.

In addition to the ongoing litigation discussed above, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of the open matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Other Commitments and Contingencies

The Company has entered into various agreements for purchases of inventory. As of September 30, 2007, the Company’s purchase obligation associated primarily with inventory was approximately $40.5 million.

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

7.	Treasury Stock

On December 5, 2006, the Company’s Board of Directors authorized the repurchase of up to $150 million of its outstanding common stock over the next two years. The Company may repurchase shares from time-to-time in open market purchases or privately negotiated transactions. The share repurchases will be financed by available cash balances and cash from operations. Since the December 5, 2006 authorization date to the quarter ended September 30, 2007, the Company has repurchased 5,660,337 shares of its common stock under this program for an aggregate purchase price of approximately $110.1 million for an average of $19.45 per share. Through November 1, 2007, the Company has not purchased any additional shares of its common stock under this program.

8.	Stock-Based Compensation

SFAS No. 123R, “Share-Based Payment” (SFAS No. 123R), requires that the compensation cost related to share-based payment transactions, measured based on the fair value of the equity or liability instruments issued, be recognized in the financial statements. The Company adopted SFAS No. 123R at the beginning of fiscal year 2006. Determining the fair value of options using the Black-Scholes-Merton (Black-Scholes) model requires subjective assumptions, including future stock price volatility and expected time until exercise, which affect the calculated fair value on the grant date.

As of September 30, 2007, the Company had five stock-based plans for employees and directors that are open for future grant awards. In addition, the Company had six stock-based plans, including four plans assumed in connection with prior acquisitions, each of which are closed for future grants. Available for future award grants are 1,746,900 shares under the Equity Incentive Plan, 283,000 shares under the 1997 Stock Award Plan for Non-Employee Directors (Director Plan), 204,400 shares under the Aarohi Communications, Inc. 2001 Stock Option Plan (Aarohi Plan), 21,068 shares under the Sierra Logic, Inc. 2001 Stock Option Plan (Sierra Logic Plan), and 636,237 shares under the Employee Stock Purchase Plan (Purchase Plan).

Aggregate amounts recognized in the condensed consolidated financial statements with respect to these plans are as follows:

	Three Months Ended	Three Months Ended
	September 30,	October 1,
	2007	2006
	(in thousands)	(in thousands)
Total cost of stock-based payment plans during the period	$6,947	$5,987
Amounts capitalized in inventory during the period	(157)	(121)
Amounts recognized in income for amounts previously capitalized in inventory	161	135

Amounts charged against income, before income tax benefit	$6,951	$6,001

Amount of related income tax benefit recognized in income	$1,817	$993

The fair value of each stock option award and purchase under the Equity Incentive Plan, Director Plan, Aarohi Plan, and Sierra Logic Plan (All Other Plans), and the Purchase Plan are estimated on the date of grant using the Black-Scholes option-pricing model based on the market price of the underlying common stock as of the date of grant, the expected term, stock price volatility and expected risk-free interest rates. This model requires subjective assumptions, including expected stock price volatility and expected time until exercise, which affect the calculated fair value on the grant date, as well as the market price of the underlying common stock as of the date of grant and expected risk-free interest rates. Expected volatilities are based on methodologies utilizing equal weighting involving both historical periods equal to the expected term and implied volatilities based on traded options to buy the Company’s shares.

The assumptions utilized to compute the fair value of stock option grants for the three months ended September 30, 2007 and October 1, 2006 were:

	All Other Plans		Purchase Plan
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
Expected volatility	33% — 34%	35% — 38%	29%	31%
Weighted average expected volatility	33%	36%	29%	31%
Expected dividends	—	—	—	—
Expected term (in years)	2.41 — 4.41	1.4 — 4.4	0.5	0.5
Weighted average expected term (in years)	3.25	3.11	0.5	0.5
Risk-free rate	3.99% — 4.17%	4.58% — 4.67%	5.08%	5.01%

A summary of option activity under the plans for the three months ended September 30, 2007 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term (Years)	Value
				(In millions)
Options outstanding at July 1, 2007	13,512,649	$21.66
Options granted	136,500	20.23
Options exercised	(238,315)	11.27
Options canceled	(54,050)	27.10
Options forfeited	(25,970)	18.77

Options outstanding at September 30, 2007	13,330,814	$21.82	4.66	$29.7

Options vested and expected to vest at September 30, 2007	12,944,929	$21.94	4.64	$28.8

Options exercisable at September 30, 2007	10,285,181	$23.10	4.43	$22.5

A summary of restricted stock activity for the three months ended September 30, 2007 is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
Awards outstanding and unvested at July 1, 2007	1,314,776	$18.22
Awards granted	656,675	19.73
Awards vested	(153,100)	16.64
Awards canceled	(4,000)	19.11

Awards outstanding and unvested at September 30, 2007	1,814,351	$18.90

As of September 30, 2007, there was approximately $27.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.35 years.

The weighted average fair value of option and restricted stock awards granted during the three months ended September 30, 2007 and October 1, 2006 were approximately $17.33 and $12.81, respectively. The total intrinsic value of stock options exercised during the three months ended September 30, 2007 and October 1, 2006 were approximately $2.09 million and $0.5 million, respectively. The total fair value of restricted stock awards vested during the three months ended September 30, 2007 was approximately $2.9 million, and there were no shares vested during the three months ended October 1, 2006.

Cash received from share option exercises under stock-based plans for the three months ended September 30, 2007 and October 1, 2006 were approximately $2.7 million and $4.3 million, respectively. The actual tax benefit realized for the tax deductions from option exercise of stock-based plans totaled approximately $1.9 million and $0.2 million for the three months ended September 30, 2007 and October 1, 2006, respectively.

As of September 30, 2007, the amount of shares authorized under the Purchase Plan, the Equity Incentive Plan, the Directors Plan, the Aarohi Plan, and the Sierra Logic Plan are sufficient to cover future stock option exercises.

9.	Income Taxes

In July 2006, the FASB issued FIN 48. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.

FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information.

A tax benefit from an uncertain position was previously recognized if it was probable of being sustained. Under FIN 48, the liability for unrecognized tax benefits is classified as noncurrent unless the liability is expected to be settled in cash within 12 months of the reporting date. FIN 48 was effective for the Company as of July 2, 2007, the beginning of the current fiscal year.

In connection with the Company’s adoption of FIN 48, as of July 2, 2007, the Company recorded a net increase to retained earnings of approximately $5.4 million related to the measurement of uncertain tax positions the Company had taken. In addition, the Company recorded a decrease to additional paid-in-capital of approximately $3.1 million associated with uncertain tax positions related to stock options. Furthermore, the Company recorded a net decrease to goodwill, identifiable intangibles, and associated deferred tax liabilities of approximately $2.9 million. The Company reclassified tax liabilities from income taxes payable to accrued taxes upon adoption of FIN 48.

As of September 30, 2007, the Company had total unrecognized tax benefits of approximately $22.6 million compared to approximately $24.7 million immediately after the adoption of FIN 48 on July 2, 2007. If fully recognized, approximately $16.0 million of the $22.6 million would impact the Company’s effective tax rate. The Company does not reasonably estimate that the liability for unrecognized tax benefits will change significantly within the next 12 months.

The audit of the Company’s fiscal 2004 Federal income tax return was completed in a prior fiscal year. The Company is currently under audit by various state taxing authorities, but not any foreign taxing authorities. The Company does not believe that the resolution of these audits will have a material effect on its financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued approximately $0.7 million in interest and penalties related to unrecognized tax benefits accrued as of September 30, 2007 and July 2, 2007 (post FIN 48 adoption).

10.	Net Income Per Share

Basic net income per share for the three months ended September 30, 2007 and October 1, 2006, was computed by dividing net income by the weighted average number of common shares outstanding during the period.

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

	Three Months Ended
	September 30,	October 1,
	2007	2006
	(in thousands except per share data)

Numerator:
Net income	$10,171	$14,962
Adjustment for interest expense on convertible subordinated notes, net of tax	—	369

Numerator for diluted net income per share	$10,171	$15,331

Denominator:
Denominator for basic net income per share —weighted average shares outstanding	82,767	84,508
Effect of dilutive securities:
Dilutive options outstanding and restricted stock	2,061	1,439
Dilutive common shares from assumed conversion of convertible subordinated notes	—	5,463

Denominator for diluted net income per share — adjusted weighted average shares outstanding	84,828	91,410

Basic net income per share	$0.12	$0.18

Diluted net income per share	$0.12	$0.17

Antidilutive options excluded from the computations	7,796	10,299

Average market price of common stock	$19.95	$16.17

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
Actual future results could differ materially from those described in the forward-looking statements as a result of a variety of factors, including those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, and, in particular, those in the section entitled “Risk Factors” in Part II, Item 1A of this Form 10-Q included elsewhere herein. We expressly disclaim any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances. We wish to caution readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. In light of the uncertainty of the economy generally, and the technology and storage segments specifically, it is difficult to determine if past experience is a good guide to the future and makes it impossible to determine if markets will grow or shrink in the short term. In the past, our results have been significantly impacted by a widespread slowdown in technology investment that pressured the storage networking market that is the mainstay of our business. A downturn in information technology spending could adversely affect our revenues and results of operations. As a result of this uncertainty, we are unable to predict with any accuracy what future results might be. Other factors affecting these forward-looking statements include, but are not limited to, the following: slower than expected growth of the storage networking market or the failure of our Original Equipment Manufacturer (OEM) customers to successfully incorporate our products into their systems; our dependence on a limited number of customers and the effects of the loss of, or decrease or delays in orders by, any such customers, or the failure of such customers to make payments; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of our or our OEM customers’ new or enhanced products; the variability in the level of our backlog and the variable and seasonal procurement patterns of our customers; the ability to realize the benefits of the acquisitions of Sierra Logic, Inc. (Sierra Logic) and Aarohi Communications, Inc. (Aarohi) and to effectively integrate the acquired businesses into our business; the effects of terrorist activities, natural disasters and resulting political or economic instability; the highly competitive nature of the markets for our products as well as pricing pressures that may result from such competitive conditions; the effect of rapid migration of customers towards newer, lower cost product platforms; possible transitions from board or box level to application specific computer chip solutions for selected applications; a shift in unit product mix from higher-end to lower-end or mezzanine card products; a decrease in the average unit selling prices or an increase in the manufactured cost of our products; delays in product development; our reliance on third-party suppliers and subcontractors for components and assembly; any inadequacy of our intellectual property protection or the potential for third-party claims of infringement; our ability to attract and retain key technical personnel; our ability to benefit from our research and development activities in India; our dependence on international sales and internationally produced products; the effect of acquisitions; impairment charges; changes in tax rates or legislation; changes in accounting standards; and the potential effects of global warming and any resulting regulatory changes on our business. These and other factors which could cause actual results to differ materially from those in the forward-looking statements are discussed elsewhere in this Form 10-Q, in our filings with the Securities and Exchange Commission or in materials incorporated therein by reference.
Executive Overview
Emulex creates enterprise-class products that intelligently connect storage, servers and networks — enabling access to information that is open, adaptable and secure. We are a leading supplier of a broad range of advanced storage networking infrastructure solutions. Our products and technologies leverage flexible multi protocol architectures that extend from deep within the storage array to the server edge of storage area networks (SANs). Our storage networking offerings include host bus adapters (HBAs), mezzanine cards for blade servers, embedded storage bridges, routers, and switches, storage Input/Output controllers (IOCs), and intelligent data center networking solutions. HBAs, mezzanine cards, and IOCs are the data communication products that enable servers to connect to storage networks by offloading communication-processing tasks as information is delivered and sent to the storage network. Embedded storage bridges, routers, and switches and IOCs are deployed inside storage arrays, tape libraries and other storage appliances, delivering improved performance, reliability, and storage connectivity. Our intelligent data center networking solutions support enhanced performance and functionality for high performance, converged networking and virtualized storage environments. The world’s largest storage and server OEMs rely on our highly flexible common architecture to establish a robust foundation for cost effectively integrating a wide array of storage protocols, standards, and speeds.
We rely almost exclusively on OEMs and sales through distribution channels for our revenue. Our OEM customers include the world’s leading server and storage providers, including Dell Inc. (Dell), EMC Corporation (EMC), Engenio Information Technologies, Inc., a subsidiary of LSI Corporation (Engenio), Fujitsu Ltd. (Fujitsu), Fujitsu Siemens Computers (Fujitsu Siemens), Groupe Bull (Bull), Hewlett-Packard Company (Hewlett-Packard), Hitachi Limited (Hitachi), International Business Machines Corporation (IBM), NEC Corporation (NEC), Network Appliance, Inc. (Network Appliance), Quantum Corporation (Quantum), Sun Microsystems, Inc. (Sun), Unisys Corporation (Unisys), and Xyratex Ltd. (Xyratex). Our distribution partners include Acal plc group (ACAL), Avnet, Inc. (Avnet), Bell Microproducts, Inc. (Bell Microproducts), Info X Technology Solutions (Info X), Ingram Micro Inc. (Ingram Micro), Macnica Networks Corporation (Macnica), Netmarks Inc. (Netmarks), Tech Data Corporation (Tech Data), and Tokyo Electron Device Ltd. (TED). The market for storage networking infrastructure solutions is concentrated among large OEMs, and as such, a significant portion of our revenues are generated from sales to a limited number of customers.
We believe that growth and diversification by investing in next generation storage networking infrastructure solutions are required in order to grow revenue, increase earnings, and increase shareholder value. Our growth and diversification strategy within our single business segment is driven through three market focused product lines — Host Server Products (HSP), Embedded Storage Products (ESP), and Intelligent Network Products (INP). HSPs mainly consist of our standard HBAs, custom form factor mezzanine cards for blade servers, and application specific integrated circuits (ASICs) used in server applications. ESPs mainly consist of our serial advanced technology attachment (SATA) bridges and routers, Fibre Channel embedded switches, and single and multi protocol embedded controller products for enterprise class storage systems. INPs mainly consist of multi protocol intelligent storage platforms that can be deployed as IOCs, mezzanine cards, or appliances. These products address the rapid expansion of converged networking and networked storage deployment driven by the increased adoption of server virtualization that expands the reach of Fibre Channel SANs beyond the data center with solutions designed to take advantage of rapidly improving economics of 10 gigabits per second (Gb/s) Ethernet technologies.
We believe the product lines will benefit from the overall visibility and access to our total customer and market base, as well as our ability to leverage our core technology platforms to create products that are tailored to meet the specific requirements of their market. We continue to, and currently plan to invest in research and development, sales and marketing, and capital equipment in order to achieve our goal. As of September 30, 2007, we had a total of 784 employees worldwide.

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
Results of Operations
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements included elsewhere herein.

	Percentage of Net Revenues
	Three months ended
	September 30,	October 1,
	2007	2006

Net revenues	100.0%	100.0%
Cost of sales	42.0	40.2

Gross profit	58.0	59.8

Operating expenses:
Engineering and development	26.7	24.7
Selling and marketing	11.0	10.0
General and administrative	7.3	6.0
Amortization of other intangible assets	2.3	2.8
In-process research and development	—	(0.9)

Total operating expenses	47.3	42.6

Operating income	10.7	17.2

Nonoperating income, net:
Interest income	2.8	7.3
Interest expense	(0.0)	(0.6)
Other income, net	0.1	0.8

Total nonoperating income, net	2.9	7.5

Income before income taxes	13.6	24.7

Income tax provision	4.9	10.1

Net income	8.7%	14.6%

Three months ended September 30, 2007, compared to three months ended October 1, 2006
Net Revenues. Net revenues for the first quarter of fiscal 2008 ended September 30, 2007 increased by approximately $14.8 million, or 14%, to approximately $117.1 million, compared to approximately $102.3 million for the same quarter of fiscal 2007 ended October 1, 2006.

Net Revenues by Product Line
From a product line perspective, net revenues generated from our HSPs for the three months ended September 30, 2007 and October 1, 2006, represented the majority of our net revenues. Our net revenues by product line were as follows:

	Net Revenues by Product Line
	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	September 30,	of Net	October 1,	of Net	Increase/	Percentage
(in thousands)	2007	Revenues	2006	Revenues	(Decrease)	Change

Host Server Products	$88,769	76%	$86,234	84%	$2,535	3%
Embedded Storage Products	27,996	24%	15,696	15%	12,300	78%
Intelligent Network Products	109	—	—	—	109	nm
Other	196	—	388	1%	(192)	(49%)

Total net revenues	$117,070	100%	$102,318	100%	$14,752	14%

Not meaningful (nm).
HSP mainly consists of our standard HBAs, custom form factor mezzanine cards for blade servers, and ASICs used in server applications. The slight increase in our HSP net revenue for the three month period ended September 30, 2007 compared to the three month period ended October 1, 2006 was mainly due to an increase in units shipped of approximately 10% partially offset by a decrease in average selling price of approximately 6%.
ESP mainly consists of our SATA bridges and routers, Fibre Channel embedded switches, and single and multi protocol embedded controller products for enterprise class storage systems. The increase in our ESP net revenue was mainly due to an increase in units shipped of approximately 240%, which includes unit volume from the acquisition of Sierra Logic in October 2006, offset by a decrease in average selling price of approximately 48%.
INP mainly consists of multi protocol intelligent storage platforms that can be deployed as IOCs, mezzanine cards, or appliances, and contract engineering services. These products expand the reach of Fibre Channel SANs beyond the data center with solutions designed to take advantage of rapidly improving economics of 10 Gb/s Ethernet technologies. Our Other category mainly consists of legacy and other products.
Net Revenues by Major Customers
In addition to direct sales, some of our larger OEM customers purchase or market products indirectly through distributors, resellers or other third parties. If these indirect sales are purchases of customer-specific models, we are able to track these sales. However, if these indirect sales are purchases of our standard models, we are not able to distinguish them by OEM customer. Customers whose direct net revenues, or total direct and indirect net revenues (including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties), exceeded 10% of our net revenues, were as follows:

	Net Revenues by Major Customers
	Direct Revenues		Total Direct and Indirect Revenues (2)
	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006

Net revenue percentage (1) :
OEM:
EMC	—	—	22%	22%
Hewlett-Packard	14%	12%	15%	12%
IBM	20%	26%	28%	26%
Distribution and other:
Info X	18%	21%	—	—

(1)	Amounts less than 10% are not presented.

(2)	Customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.

Direct sales to our top five customers accounted for approximately 63% of total net revenues for the three months ended September 30, 2007, compared to approximately 70% for the three months ended October 1, 2006. We expect to be similarly concentrated in the future. Our net revenues from our customers can be significantly impacted by changes to our customers’ business and their business models.
Net Revenues by Sales Channel
From a sales channel perspective, net revenues generated from OEM customers were approximately 71% of net revenues and sales through distribution were approximately 29% for the three months ended September 30, 2007, compared to approximately 66% and approximately 34%, respectively, for the three months ended October 1, 2006. Net revenues by sales channel were as follows:

	Net Revenues by Sales Channel
	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	September 30,	of Net	October 1,	of Net	Increase/	Percentage
(in thousands)	2007	Revenues	2006	Revenues	(Decrease)	Change

OEM	$82,565	71%	$67,577	66%	$14,988	22%
Distribution	34,362	29%	34,610	34%	(248)	(1%)
Other	143	—	131	—	12	9%

Total net revenues	$117,070	100%	$102,318	100%	$14,752	14%

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
Net Revenues by Geographic Territory
For the three months ended September 30, 2007, domestic net revenues decreased by approximately $4.3 million to $49.5 million, and international net revenues increased by approximately $19.0 million to $67.6 million, from $53.7 million and $48.6 million, respectively, in the three months ended October 1, 2006. Our net domestic and international revenues based on billed-to location were as follows:

	Net Domestic and International Revenues
	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	September 30,	of Net	October 1,	of Net	Increase/	Percentage
(in thousands)	2007	Revenues	2006	Revenues	(Decrease)	Change

Domestic	$49,471	42%	$53,739	53%	($4,268)	(8%)
Pacific Rim	31,344	27%	13,240	13%	18,104	137%
Europe and rest of the world	36,255	31%	35,339	34%	916	3%

Total net revenues	$117,070	100%	$102,318	100%	$14,752	14%

We believe the decrease in domestic net revenue and the increase in net international revenue was mainly due to an increase in our products being sourced by our customers to locations outside the United States. However, as we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.
Gross Profit. Cost of sales includes the cost of production of finished products, amortization expense related to core technology and developed technology intangible assets as well as support costs and other expenses related to inventory management, manufacturing quality, and order fulfillment. Approximately $6.4 million and $3.9 million of amortization of technology intangible assets were included in cost of sales for the three months ended September 30, 2007 and October 1, 2006, respectively. Approximately $3.1 million of impairment charges were recorded in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144) during the three months ended September 30, 2007. There were no impairment charges recorded during the three months ended October 1, 2006. The impairment charge was related to a developed technology intangible asset from the Aarohi acquisition. The initial value ascribed to this developed technology intangible asset was based primarily on forecasted revenues from products we no longer plan to place into production. We recorded this impairment charge to reduce the carrying value of this developed technology intangible asset to the estimated fair value of zero. Approximately $0.3 million of share-based compensation expense were included in cost of sales for both the three months ended September 30, 2007 and October 1, 2006. Gross margin decreased to approximately 58.0% for the three months ended September 30, 2007, from approximately 59.8% for the three months ended October 1, 2006, primarily due to the changes above. We anticipate gross margin will trend down over time as lower gross margin but higher volume products such as mezzanine cards for blade servers and embedded storage products become a bigger portion of our business.
Engineering and Development. Engineering and development expenses consisted primarily of salaries and related expenses for personnel engaged in the design, development, and technical support of our products. These expenses included third-party fees paid to consultants, prototype development expenses, and computer service costs related to supporting computer tools used in the engineering and design process. Engineering and development expenses increased approximately $6.0 million, or 24%, to approximately $31.3 million for the three months ended September 30, 2007 compared to approximately $25.3 million for the three months ended October 1, 2006. This represents approximately 27% and 25% of net revenues for the three months ended September 30, 2007 and October 1, 2006, respectively. Approximately $3.1 million and $2.7 million of share-based compensation expense was included in engineering and development costs for the three months ended September 30, 2007 and October 1, 2006, respectively. We continue our growth and diversification strategies by investing significantly in new product developments. Engineering and development headcount increased to 467 at September 30, 2007 from 368 at October 1, 2006 as a result of our growth and acquisition strategy. This expanded headcount resulted in an increase of approximately $4.4 million in salary and related expenses. We also invested approximately $2.0 million in new product development, which mainly consists of third party non-recurring engineering services, prototype material purchases, and various other purchases from third parties, during the three months ended September 30, 2007 compared to approximately $1.8 million during the three months ended October 1, 2006. The remaining incremental increase in expenses of approximately $1.0 million during the current period was primarily related to expensed software costs used in our engineering and design process. We will continue to invest in engineering and development activities and anticipate gross dollar expenditures will continue to grow in this area.
Selling and Marketing. Selling and marketing expenses consisted primarily of salaries, commissions, and related expenses for personnel engaged in the marketing and sales of our products, as well as trade shows, product literature, promotional support costs, and other advertising related costs. Selling and marketing expenses increased approximately $2.7 million, or 27%, to approximately $12.9 million for the three months ended September 30, 2007 compared to approximately $10.2 million for the three months ended October 1, 2006. This represents approximately 11% and 10% of net revenues for the three months ended September 30, 2007 and October 1, 2006, respectively. Approximately $1.4 million of share-based compensation expense was included in selling and marketing costs for both the three months ended September 30, 2007 and October 1, 2006. As we have expanded our worldwide distribution efforts in connection with our growth and acquisition strategy, selling and marketing headcount increased to 133 at September 30, 2007 from 105 at October 1, 2006. This expansion resulted in an increase of approximately $1.7 million in salary and related expenses. The remaining incremental increase in expenses during the current period were primarily related to increases in advertising and trade shows expense in order to strengthen existing and develop emerging OEM relationships and leveraging worldwide distribution channels to complement our core OEM relationships. We will continue to target advertising, market promotions, and heighten brand awareness of our new and existing products in an effort to provide overall revenue growth. Accordingly, we expect that future selling and marketing expenditures will grow in absolute dollars.
General and Administrative. Ongoing general and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees, and other corporate expenses. General and administrative expenses increased approximately $2.4 million, or 39%, to approximately $8.6 million for the three months ended September 30, 2007 compared to approximately $6.2 million for the three months ended October 1, 2006. This represents approximately 7% and 6% of net revenues for the three months ended September 30, 2007 and October 1, 2006, respectively. Approximately $2.2 million and $1.7 million of share-based compensation expense were included in general and administrative costs for the three months ended September 30, 2007 and October 1, 2006, respectively. General and administrative headcount increased to 121 at September 30, 2007 from 91 at October 1, 2006 in order to assure sufficient administrative personnel to support our growth and acquisition strategy. This expanded headcount resulted in an increase of approximately $1.1 million in salary and related expenses. The remaining incremental increase in expenses during the current period were primarily related to increased facilities-related expenditures.
Amortization of Other Intangible Assets. Amortization of other intangible assets included the amortization of intangible assets such as patents, customer relationships, trade names, and covenants not-to-compete with estimable lives. For the three months ended September 30, 2007, amortization of other intangible assets related to the October 2006 acquisition of Sierra Logic, the May 2006 acquisition of Aarohi, and the November 2003 acquisition of Vixel Corporation (Vixel). Amortization of other intangible assets decreased approximately $0.2 million, or 8%, to approximately $2.6 million for the three months ended September 30, 2007, compared to approximately $2.9 million for the three months ended October 1, 2006. This represents approximately 2% and 3% of net revenues for the three months ended September 30, 2007 and October 1, 2006, respectively. The decrease was due primarily to amortization in full of intangible assets acquired in prior acquisitions or impairment of various intangible assets, partially offset by additional amortization charges from the Sierra Logic acquisition.
In-Process Research and Development. There was no in-process research and development expense (IPR&D) during the three months ended September 30, 2007. The Company accounted for the acquisition of Aarohi under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations,” and recorded approximately $17.3 million for IPR&D during fiscal 2006. The reversal of approximately $1.0 million of IPR&D expense in the three months ended October 1, 2006, was related to the refinement of the preliminary purchase price allocation due to a change in analysis related to the fair value of assets acquired in the Aarohi acquisition.
Nonoperating Income, Net. Nonoperating income, net consisted primarily of interest income, interest expense and other non-operating income and expense items. Our nonoperating income, net decreased approximately $4.3 million, or 56%, to approximately $3.4 million for the three months ended September 30, 2007 compared to approximately $7.6 million for the three months ended October 1, 2006. The reduction in interest income was mainly due to lower cash and investment levels resulting from the cash paid in connection with the acquisitions of Aarohi and Sierra Logic, retirement of our convertible subordinated notes, and purchases of treasury stock. Additionally, the overall decrease in nonoperating income, net, was partially offset by lower interest expense as a result of the retirement of our convertible subordinated notes on December 15, 2006.
Income Taxes. Income taxes decreased approximately $4.6 million, or 44%, to approximately $5.7 million for the three months ended September 30, 2007 compared to approximately $10.3 million for the three months ended October 1, 2006. The effective tax rate was approximately 36% and 41% of income before income taxes for the three months ended September 30, 2007 and October 1, 2006, respectively. The change in the effective tax rate between periods was primarily due to the completion of a periodic state tax audit which resulted in the release of unrecognized tax benefits to net income expense of approximately $0.4 million, tax benefits related to sale of stock options by employees, and increased research tax credit benefits.
Critical Accounting Policies
The preparation of the condensed consolidated financial statements requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets, and liabilities in accordance with accounting principles generally accepted in the United States. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying values of assets and liabilities. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties. Changes in judgments and uncertainties could potentially result in materially different results under different assumptions and conditions. If these estimates differ significantly from actual results, the impact to the consolidated financial statements may be material.
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

Income Taxes. We account for income taxes using the asset and liability method, under which we recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We regularly review historical and anticipated future pre-tax results of operations to determine whether we will be able to realize the benefit of our deferred tax assets. A valuation allowance is required to reduce the potential deferred tax asset when it is more likely than not that all or some portion of the deferred tax asset will not be realized due to the lack of sufficient taxable income. As of September 30, 2007, we have a valuation allowance of approximately $2.6 million established against capital loss carryforwards.
On July 2, 2007, we adopted Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48), which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. See Note 9 in the accompanying notes to the condensed consolidated financial statements contained elsewhere herein for additional information and related disclosures.
Stock-Based Compensation. We account for our stock-based awards to employees and non-employees using the fair value method as required by FASB’s Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment.” We used the modified prospective transition method when we adopted SFAS 123R in fiscal year 2006 which provides for only the current and future period stock-based awards to be measured and recognized at fair value. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. The measurement of stock-based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk free interest rate, and award forfeiture rate. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. If there is a difference between the forfeiture assumptions used in determining stock-based compensation costs and the actual forfeitures, which become known over time, we may change the input factors used in determining stock-based compensation costs. These changes may materially impact our results of operations in the period such changes are made. Please see Note 8 in the accompanying notes to condensed consolidated financial statements contained elsewhere herein for additional information and related disclosures.
Liquidity and Capital Resources
At September 30, 2007, we had approximately $343.4 million in working capital and approximately $274.9 million in cash and cash equivalents, current investments, and long-term investments and approximately $12.1 million of restricted cash placed in escrow which is included in other assets. At July 1, 2007, we had approximately $328.7 million in working capital and approximately $271.3 million in cash and cash equivalents and current investments and approximately $24.3 million of restricted cash placed in escrow which is included in other assets. We have primarily funded our cash needs from continuing operations. As part of our commitment to the growth and diversification of storage networking infrastructure solutions, we currently plan to continue our strategic investment in research and development, sales and marketing, capital equipment and facilities. In addition, in December 2006, we announced our Board of Directors had authorized the repurchase of up to $150 million of our outstanding common stock over the next two years. As of September 30, 2007, we have approximately $39.9 million still available under this program that may be utilized. We may also consider future acquisitions in order to achieve our goals.

We believe that our existing cash and cash equivalent balances, investments, and anticipated cash flows from operating activities will be sufficient to support our working capital needs, capital expenditure requirements, and our growth and diversification strategy for at the least the next 12 months. We currently do not have any outstanding lines of credit or other borrowings.
Cash provided by operating activities during the three months ended September 30, 2007 was approximately $45.1 million compared to the three months ended October 1, 2006 of approximately $48.9 million. The net decrease in cash provided by operations was primarily a result of lower net income for the three months ended September 30, 2007.
Investing activities yielded approximately $27.1 million of cash during the three months ended September 30, 2007 compared to cash yielded of approximately $28.1 million for the three months ended October 1, 2006. The current period addition to cash from investing activities was mainly due to timing of maturities of investments, which were not reinvested primarily due to the planned purchase of treasury stock.
Cash used in financing activities for the three months ended September 30, 2007 was approximately $35.9 million compared to cash provided of approximately $4.3 million for the three months ended October 1, 2006. The current period usage of cash was primarily due to the purchase of treasury stock of approximately $40.0 million.
We have disclosed outstanding legal proceedings in Note 6 to our condensed consolidated financial statements. Currently, we believe the final resolution of outstanding litigation will not have a material adverse effect on the Company’s liquidity or capital resources.
The following summarizes our contractual obligations as of September 30, 2007, and the effect such obligations are expected to have on our liquidity in future periods:

	Payments Due by Period
	(in thousands)
		Remaining
	Total	2008	2009	2010	2011	2012	Thereafter
Leases (1)	$19,249	$3,059	$4,006	$3,927	$4,000	$2,325	$1,932
Purchase commitments	40,538	38,933	1,605	—	—	—	—
Other commitments (2)	3,626	3,513	39	39	32	3	—

Total	$63,413	$45,505	$5,650	$3,966	$4,032	$2,328	$1,932

(1)	Lease payments include common area maintenance (CAM) charges.

(2)	Consists primarily of commitments to purchase non-recurring engineering services but excludes approximately $22.6 million of unrecognized tax benefits under FIN 48 for which we cannot make a reasonably reliable estimate of the period of payment. See Note 9 to our condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
As of September 30, 2007, our investment portfolio consisted primarily of fixed income securities of approximately $169.4 million. We have the positive intent and ability to hold these securities to maturity. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of September 30, 2007, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows. However, if interest rates decreased and securities within our portfolio matured and were re-invested in securities with lower interest rates, interest income would decrease in the future.

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
PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Litigation
On November 15, 2001, prior to our acquisition of Vixel Corporation, a securities class action was filed in the United States District Court in the Southern District of New York as Case No. 01 CIV. 10053 (SAS), Master File No. 21 MC92 (SAS) against Vixel and two of its officers and directors (one of which is James M. McCluney) and certain underwriters who participated in the Vixel initial public offering in late 1999. The amended complaint alleges violations under Section 10(b) of the Exchange Act and Section 11 of the Securities Act and seeks unspecified damages on behalf of persons who purchased Vixel stock during the period October 1, 1999 through December 6, 2000. In October 2002, the parties agreed to toll the statute of limitations with respect to Vixel’s officers and directors until September 30, 2003, and on the basis of this agreement, Vixel’s officers and directors were dismissed from the lawsuit without prejudice. During June 2003, Vixel and the other issuer defendants in the action reached a tentative settlement with the plaintiffs that would, among other things, result in the dismissal with prejudice of all claims against the defendants and their officers and directors. In connection with the possible settlement, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements so that they would not expire prior to any settlement being finalized. Although Vixel approved this settlement proposal in principle, it remained subject to a number of procedural conditions, as well as formal approval by the court. On August 31, 2005, a Preliminary Order In Connection With Settlement Proceedings was issued by the court which among other items, set the form of notice to the Settlement Classes of the Issuers’ Settlement Stipulation. In December 2005, the settlement notices authorized by the court were sent to former Vixel stockholders and the web site www.iposecuritieslitigation.com was created for claimants.
On or about July 17, 2006, Emulex assigned to the class action plaintiffs any IPO claims that Emulex (Vixel) had against RBC Dain Rauscher in the IPO litigation, as required by the settlement agreement. On December 5, 2006, the Second Circuit Court of Appeals issued a decision reversing Judge Scheindlin’s class certification decision. On about January 6, 2007, Emulex assigned to the class action plaintiffs any IPO claims that Emulex (Vixel) had against The Bear Stearns Companies Inc. and Bear Stearns & Co. Inc. in the IPO litigation, as required by the settlement agreement. On April 6, 2007, the Second Circuit denied the plaintiffs’ petition for rehearing of the decision denying class certification. During April 2007, counsel for Emulex and other Issuers informed Judge Scheindlin that, in light of the Second Circuit opinion, the settlement agreement could not be approved because the defined settlement class, like the litigation class, did not meet the Second Circuit requirements for certification. Judge Scheindlin held a conference on May 30, 2007 to consider issues relating to the class definitions, the statute of limitations, settlement, and discovery. On June 25, 2007, Judge Scheindlin signed a Stipulation and Order submitted by the parties which terminated the June 10, 2004 Stipulation and Agreement of Settlement with Defendant Issuers and Individuals. On June 26, 2007, a document production request from the plaintiffs to all 298 issuers (including Vixel) was received, covering documents from each issuer’s inception through December 31, 2001. In September 2007, due to the expiration of the tolling agreements, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements until August 27, 2010.

In addition to the ongoing litigation discussed above, we are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of the outstanding matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.
Item 1A. Risk Factors
A description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 1, 2007.
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
The size of our potential market is largely dependent on the overall demand for storage in general, and in particular upon the broadening acceptance of our storage networking technologies. We believe that our investment in multi-protocol solutions that address the high performance needs of the storage networking market provides the greatest opportunity for our revenue growth and profitability for the future. However, the market for storage networking products may not gain broader acceptance and customers may choose alternative technologies that we are not investing in, and/or products supplied by other companies. Interest continues for other storage networking technologies such as iSCSI, which may satisfy some I/O connectivity requirements through standard Ethernet adapters and software at little to no incremental cost to end users, or through iSCSI HBAs that provide bundled offload engine hardware and software. Such iSCSI solutions compete with our Host Server Products, particularly in the low end of the market. In addition, other technologies such as port bypass circuits (PBCs) and SAS compete with our embedded storage products today, and we may not be able to develop products fast enough, or cost effective enough to compete in this market. Furthermore, since our products are sold as parts of integrated systems, demand for our products is driven by the demand for these integrated systems, including other companies’ complementary products. A lack of demand for the integrated systems or a lack of complementary products required for these integrated systems to be deployed could have a material adverse effect on our business, results of operations, and financial condition. If the storage networking market does not grow, or grows more slowly than we anticipate, attracts more competitors than we expect, as discussed below, or if our products do not achieve continued market acceptance, our business, results of operations, and financial condition could be materially adversely affected.
Because a significant portion of our revenues are generated from sales to a limited number of customers, none of which are the subject of exclusive or long-term contracts, the loss of one or more of these customers, or our customers’ failure to make timely payments to us, could adversely affect our business.
We rely almost exclusively on OEMs and sales through distribution channels for our revenue. For the three months ended September 30, 2007, we derived approximately 71% of our net revenues from sales to OEM customers and approximately 29% from sales through distribution, respectively. Furthermore, as some of our sales through distribution channels consist of OEM products, OEM customers effectively generated more than 90% of our revenue for the three months ended September 30, 2007. We may be unable to retain our current OEM and distributor customers or to recruit additional or replacement customers.
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
The markets for our products are characterized by rapidly changing technology, evolving industry standards, and the frequent introduction of new products and enhancements. Our future success depends in large part on our ability to enhance our existing products and to introduce new products on a timely basis to meet changes in customer preferences and evolving industry standards. Currently, new and proposed technologies such as eight, 10, and 16 Gb/s Fibre Channel solutions; Fibre Channel over Ethernet (FCoE); Enhanced Ethernet; 10 Gb/s Ethernet solutions; low latency Ethernet solutions; Data Center Ethernet; Infiniband; iSCSI; PCI-X 2.0; PCI Express; PCI Express

Advanced Switching; SATA; SAS; and Remote Direct Memory Access (RDMA); are in development by many companies and their ultimate acceptance and deployment in the market is uncertain. We are developing some, but not all of these technologies, and we cannot be sure that the technologies we chose to develop will achieve market acceptance, or that technologies that we chose not to develop will be available to purchase or license from third parties or will be immaterial to our business. Furthermore, if our products are not available in time for the qualification cycle at an OEM, it may be up to three years or more (if ever), before another qualification cycle is available to us. In addition, new products and enhancements developed by us may not be backwards compatible to existing equipment already installed in the market. If we are unable, for technological or other reasons, to develop new products, enhance or sell existing products, or consume raw materials in a timely and cost effective manner in response to technological and market changes, our business, results of operations, and financial condition may be materially adversely affected.
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
We supply three families of HBAs that target separate high-end, midrange and small to medium sized business users (SMB) markets. Historically, the majority of our storage networking revenue has come from our high-end server and storage solutions. In the future, increased revenues are expected to come from dual channel adapters, midrange server, and storage solutions, which have lower average selling prices per port. If customers elect to utilize midrange HBAs in higher end environments or applications, or migrate to dual channel adapters faster than we anticipate, our business could be negatively affected.
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
In the past, we have experienced downward pressure on the average unit selling prices of our products, and we expect this trend to continue. Furthermore, we may provide pricing discounts to customers based upon volume purchase criteria, and achievement of such discounts may reduce our average unit selling prices. To the extent that growth in unit demand fails to offset decreases in average unit selling prices, our revenues and financial performance could be materially adversely affected. Although historically we have achieved offsetting cost reductions, to the extent that average unit selling prices of our products decrease without a corresponding decrease in the costs of such products, our gross margins and financial performance could be materially adversely affected. Furthermore, as the majority of our products are manufactured internationally, cost reductions would be more difficult to achieve if the value of the U.S. dollar deteriorates. Moreover, if the manufactured cost of our products were to increase due to inflation or other factors, our gross margins and financial performance could be materially adversely affected.
Delays in product development could adversely affect our business.
We have experienced delays in product development in the past and may experience similar delays in the future. Prior delays have resulted from numerous factors, which may include, but are not limited to:
•	difficulties in hiring and retaining necessary employees and independent contractors;

•	difficulties in reallocating engineering resources and other resource limitations;

•	unanticipated engineering or manufacturing complexity, including from third party suppliers of intellectual property such as foundries of our ASICs;

•	undetected errors or failures in our products;

•	changing OEM product specifications;

•	delays in the acceptance or shipment of products by OEM customers; and

•	changing market or competitive product requirements.

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
We rely on third party suppliers for components and the manufacture of our products, and we have experienced delays or difficulty in securing components and finished goods in the past. Delays or difficulty in securing components or finished goods at reasonable cost may be caused by numerous factors including, but not limited to:
•	discontinued production by a supplier;

•	required long-term purchase commitments;

•	undetected errors, failures or production quality issues, including projected failures that may exceed epidemic failure rates specified in agreements with our customers or that may require us to make concessions or accommodations for continuing customer relationships;

•	timeliness of product delivery;

•	sole sourcing and components made by a small number of suppliers, including the inability to obtain components and finished goods at reasonable cost from such sources and suppliers;

•	financial stability and viability of our suppliers and electronics manufacturing service (EMS) providers;

•	changes in business strategies of our suppliers and EMS providers;

•	increases in manufacturing costs due to lower volumes or more complex manufacturing process than anticipated;

•	disruption in shipping channels;

•	natural disasters;

•	inability or unwillingness of our suppliers or EMS providers to continue their business with us;

•	environmental, tax or legislative changes in the location where our products are produced or delivered, including implementation of European Union Directive 2002/96/EC (WEEE), with the WEEE directive requiring certain recycling markings and recycling procedures for electronic products placed on the European market;

•	difficulties associated with international operations; and

•	market shortages.

There is a risk that we will not be able to retain our current suppliers or change to alternative suppliers. An interruption in supply, the cost of shifting to a new supplier or EMS providers, disputes with suppliers or EMS providers could have a material adverse effect on our business, results of operations, and financial condition.
As we have transitioned the material procurement and management for our key components to our EMS providers, we face increasing risks associated with ensuring product availability. Further, an adverse inventory management control issue by one or more of our third party suppliers could have a material adverse effect on our business, results of operations, and financial condition.
LSI Corporation (LSI) announced on May 15, 2006, that it consummated the sale of certain assets associated with its semiconductor wafer fabrication facilities in Gresham, Oregon to SCI, a wholly owned subsidiary of ON Semiconductor Corporation. In connection with that sale, LSI entered into a wafer supply and test service agreement with SCI pursuant to which SCI will manufacture and provide semiconductor wafer products to LSI and its customers for an initial period of two years. The entire term of the agreement is six years. This manufacturing facility, at which certain ASICs are manufactured for us, and the transition of such facility creates a risk of disruption in our supply of certain ASICs should the announced plans of LSI for uninterrupted service of customers not be achieved.
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
For more information on legal proceedings related to Emulex, see Note 6 in the accompanying notes to the condensed consolidated financial statements.

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
For the three months ended September 30, 2007, sales in the United States accounted for approximately 42% of our total net revenues, sales in the Pacific Rim countries accounted for approximately 27%, and sales in Europe and the rest of the world accounted for approximately 31% of our total net revenues, based on bill to address. We expect that our sales will be similarly distributed for the foreseeable future. However, because we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our sales may not be reflective of the geographic mix of end-user demand or installations. All of our sales are currently denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. Additionally, a significant portion of our products is produced at our EMS providers’ production facilities in Mexico and Malaysia. As a result, we are subject to the risks inherent in international operations. Our international business activities could be affected, limited or disrupted by a variety of factors, including, but not limited to:
•	imposition of or changes in governmental controls, taxes, tariffs, trade restrictions, and regulatory requirements;

•	costs and risks of localizing products for international countries;

•	longer accounts receivable payment cycles;

•	changes in the value of local currencies relative to our functional currency;

•	import and export restrictions;

•	loss of tax benefits, or increases in tax expenses, due to international production;

•	general economic and social conditions within international countries;
•	taxation in multiple jurisdictions; and

•	political instability, war or terrorism.

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
Our acquisitions of Aarohi Communications, Inc. (Aarohi) and Sierra Logic, Inc. (Sierra Logic) involve numerous risks, including, but not limited to:
•	complexities in creating and maintaining uniform standards, controls, procedures, and policies;

•	different geographic locations of the principal operations of Emulex, Aarohi and Sierra Logic and difficulties relating to management of the former Aarohi operations and personnel in India;

•	currency conversion exposure for payroll and other expenses of Aarohi’s principal product development facility in Bangalore, India;

•	difficulties with integrating acquired technology into our existing technology in a timely and efficient manner that would allow us to fully realize the benefits of these acquisitions.
As a result of these and other difficulties, we may not realize the anticipated benefits of the acquisitions and may encounter difficulties that could have a material adverse effect on our business and operating results or cause expectations with respect to Aarohi or Sierra Logic specifically, and the combined companies generally, to be inaccurate.
Also, certain INP revenue generating activities to date have been limited and therefore are expected to dilute our earnings until new product revenues grow to a level sufficient to offset expenses, the timing of which we are unable to predict.
Our stock price is volatile, which has and may result in lawsuits against us and our officers and directors.
The stock market in general and the stock prices in technology based companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. For example, during the first nine months of calendar year 2007, the closing sales price of our common stock ranged from a low of $17.30 per share to a high of $23.62 per share. Factors that could have a significant impact on the market price of our stock include, but are not limited to, the following:
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
In the past, companies, including us, that have experienced volatility in the market price of their stock have been subject to securities class action litigation. If we were to be the subject of similar litigation in the future or experience unfavorable outcomes in any of our pending litigation, as discussed in Note 6 in the accompanying notes to our condensed consolidated financial statements contained elsewhere herein, it could have a material adverse effect on our business, results of operations, and financial condition. Such litigation would also divert management’s attention from other business matters.
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
We currently do not carry earthquake insurance. However, we do carry various other lines of insurance that may or may not be adequate to protect our business.
Our shareholder rights plan, certificate of incorporation and Delaware law could adversely affect the performance of our stock.
Our shareholder rights plan, provisions of our certificate of incorporation, and Delaware General Corporation Law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. The shareholder rights plan, provisions of our certificate of incorporation, and Delaware law are intended to encourage potential acquirers to negotiate with us and allow our board of directors the opportunity to consider alternative proposals in the interest of maximizing shareholder value. However, such provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price.
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
We are subject to income taxes in both the United States and international jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions where the ultimate tax determination is uncertain. Additionally, our calculations of income taxes are based on our interpretations of applicable tax laws in the jurisdictions in which we file. Although we believe our tax estimates are reasonable, there is no assurance that the final determination of our income tax liability will not be materially different than what is reflected in our income tax provisions and accruals. Should additional taxes be assessed as a result of new legislation, an audit or litigation, if our effective tax rate should change as a result of changes in federal, international or state and local tax laws, or if we were to change the locations where we operate, there could be a material adverse effect on our income tax provision and net income in the period or periods in which that determination is made, and potentially to future periods as well.
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
We repurchased approximately $40.0 million of our common stock during the three months ended September 30, 2007. There were no sales of unregistered securities during such period.
Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
	Total Number	Average	Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased under the
Period	Purchased	per Share	Or Programs	Plans or Programs
July 2 – July 29, 2007	—	—	—	$79,913,000
July 30 – August 26, 2007	—	—	—	$79,913,000
August 27 – September 30, 2007	2,071,059	$19.31	2,071,059	$39,913,000

Total	2,071,059	$19.31	2,071,059	$39,913,000

Item 6. Exhibits

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit 3.3	Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 29, 2007).

Exhibit 3.4	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.1	Rights Agreement dated January 19, 1989, as amended (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.2	Certificate regarding extension of Final Expiration Date of Rights Agreement dated January 18, 1999 (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-3, filed on May 17, 1999).

Exhibit 10.1	Description of Compensation for Certain Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 27, 2007).

Exhibit 10.2	Executive Bonus Plan of Emulex Corporation, as amended and restated effective August 22, 2007

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 1, 2007

EMULEX CORPORATION
By:	/s/ James M. McCluney
James M. McCluney
Chief Executive Officer and President

By:	/s/ Michael J. Rockenbach
Michael J. Rockenbach
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit 3.3	Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 29, 2007).

Exhibit 3.4	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.1	Rights Agreement dated January 19, 1989, as amended (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.2	Certificate regarding extension of Final Expiration Date of Rights Agreement dated January 18, 1999 (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-3, filed on May 17, 1999).

Exhibit 10.1	Description of Compensation for Certain Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 27, 2007).

Exhibit 10.2	Executive Bonus Plan of Emulex Corporation, as amended and restated effective August 22, 2007

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.