Form 10-Q
period 2007-12-30
EMULEX CORP /DE/
filed 2008-01-31
CIK 350917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 30, 2007
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
Large accelerated filer ☑      Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of January 23, 2008, the registrant had 84,169,448 shares of common stock outstanding.

EMULEX CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	December 30,	July 1,
	2007	2007
Assets

Current assets:
Cash and cash equivalents	$125,115	$69,036
Investments	182,340	202,288
Accounts and other receivables, net of allowance for doubtful accounts of $1,864 and $1,902 as of December 30, 2007 and July 1, 2007, respectively	71,834	67,529
Inventories	18,141	28,973
Prepaid expenses	5,835	4,114
Deferred income taxes	27,115	27,114

Total current assets	430,380	399,054

Property and equipment, net	69,078	64,294
Investments	150	—
Goodwill	74,127	62,347
Intangible assets, net	82,705	108,342
Deferred income taxes	2,372	—
Other assets	13,644	25,440

Total assets	$672,456	$659,477

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$22,871	$19,761
Accrued liabilities	30,017	29,483
Income taxes payable	1	21,285

Total current liabilities	52,889	70,529

Other liabilities	2,907	802
Deferred income taxes	—	6,239
Accrued taxes	23,110	—

Total liabilities	78,906	77,570

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	—	—
Common stock, $0.10 par value; 240,000,000 shares authorized; 87,764,082 and 86,906,540 issued at December 30, 2007 and July 1, 2007, respectively	8,776	8,691
Additional paid-in capital	1,063,514	1,045,221
Accumulated deficit	(368,728)	(401,982)
Accumulated other comprehensive income	75	64
Treasury stock, at cost; 5,660,337 and 3,589,278 shares at December 30, 2007 and July 1, 2007, respectively	(110,087)	(70,087)

Total stockholders’ equity	593,550	581,907

Total liabilities and stockholders’ equity	$672,456	$659,477

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2007	2006	2007	2006
Net revenues	$130,622	$121,390	$247,692	$223,708
Cost of sales	48,880	55,608	98,023	96,727

Gross profit	81,742	65,782	149,669	126,981

Operating expenses:
Engineering and development	31,477	29,566	62,764	54,877
Selling and marketing	13,740	11,944	26,644	22,136
General and administrative	8,808	7,858	17,377	14,018
Amortization of other intangible assets	2,280	4,135	4,918	6,988
In-process research and development	—	21,589	—	20,639

Total operating expenses	56,305	75,092	111,703	118,658

Operating income (loss)	25,437	(9,310)	37,966	8,323

Nonoperating income, net:
Interest income	3,487	5,435	6,796	12,873
Interest expense	(7)	(520)	(11)	(1,144)
Other income, net	—	182	61	995

Total nonoperating income, net	3,480	5,097	6,846	12,724

Income (loss) before income taxes	28,917	(4,213)	44,812	21,047

Income tax provision	11,273	5,863	16,997	16,161

Net income (loss)	$17,644	$(10,076)	$27,815	$4,886

Net income (loss) per share:
Basic	$0.22	$(0.12)	$0.34	$0.06

Diluted	$0.21	$(0.12)	$0.33	$0.06

Number of shares used in per share computations:
Basic	81,885	85,215	82,254	84,861

Diluted	83,809	85,215	84,305	91,676

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended
	December 30,	December 31,
	2007	2006
Cash flows from operating activities:
Net income	$27,815	$4,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	9,307	8,801
Amortization of discount on convertible subordinated notes	—	823
Share-based compensation expense	14,091	13,543
Amortization of intangible assets	17,631	18,205
In-process research and development	—	20,639
Impairment of intangible assets	3,097	—
Loss on disposal of property and equipment	131	25
Deferred income taxes	(3,715)	1,253
Excess tax benefit from share-based compensation	(1,004)	(4,066)
Foreign currency adjustments	60	(145)
Changes in assets and liabilities:
Accounts and other receivables	(4,304)	(94)
Inventories	10,791	1,461
Prepaid expenses and other assets	(2,252)	120
Accounts payable, accrued liabilities, and other liabilities	3,892	6,355
Accrued taxes	(1,221)	—
Income taxes payable	8,932	(10,542)

Net cash provided by operating activities	83,251	61,264

Cash flows from investing activities:
Net proceeds from sale of property and equipment	20	3
Additions to property and equipment	(13,064)	(5,647)
Purchases of investments	(554,040)	(1,296,647)
Maturities of investments	573,838	1,520,977
Strategic investment in privately-held company	—	(4,975)
Payments for purchase of Sierra Logic, Inc., net of cash acquired	—	(134,381)
Restricted cash placed in escrow related to Sierra Logic, Inc. acquisition	—	(24,307)

Net cash provided by investing activities	6,754	55,023

Cash flows from financing activities:
Retirement of convertible subordinated notes	—	(236,000)
Retirement of debt assumed in conjunction with Sierra Logic, Inc. acquisition	—	(3,425)
Repurchase of common stock	(40,000)	—
Tax withholding payments reimbursed by restricted stock	(2,288)	—
Proceeds from issuance of common stock under stock plans	7,400	9,133
Excess tax benefit from share-based compensation expense	1,004	4,066

Net cash (used in) financing activities	(33,884)	(226,226)

Effect of exchange rates on cash and cash equivalents	(42)	7

Net increase (decrease) in cash and cash equivalents	56,079	(109,932)
Cash and cash equivalents at beginning of period	69,036	224,292

Cash and cash equivalents at end of period	$125,115	$114,360

Supplemental disclosures:
Cash paid during the period for:
Interest	$11	$301
Income taxes	$13,609	$25,667
Non-cash activities:
Additional goodwill resulting from escrow release as required by the Sierra Logic, Inc. acquisition agreement	$12,138	$—
Capital expenditures included in accounts payable in the Company’s condensed consolidated balance sheets	$1,668	$806
See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
1.	Basis of Presentation

In the opinion of management of Emulex Corporation (Emulex or the Company), the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows. Interim results for the three and six months ended December 30, 2007, are not necessarily indicative of the results that may be expected for the year ending June 29, 2008. The accompanying condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2007.

Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation.

Recently Adopted Accounting Standard

The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), during the six months ended December 30, 2007. See Note 9.

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the Company’s fiscal year beginning June 30, 2008. The Company is in the process of studying the potential financial statement impact of the adoption of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure certain financial assets and liabilities. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which is the Company’s fiscal year beginning June 30, 2008. The Company is in the process of studying the potential financial statement impact of the adoption of SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development, and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. SFAS 141R is effective for fiscal years beginning after December 15, 2008, which is the Company’s fiscal year beginning June 29, 2009, and will impact the accounting for any business combinations entered into after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (ARB) No. 51,” which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. SFAS No. 160 is effective for periods beginning on or after December 15, 2008 and will impact the accounting for noncontrolling interests after the effective date.

In December 2007, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1), that prohibits companies from applying the equity method of accounting to activities performed outside a separate legal entity by a virtual joint venture. Instead, revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators based on the criteria in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and other applicable accounting literature. The consensus should be applied to collaborative arrangements in existence at the date of adoption using a modified retrospective method that requires reclassification in all periods presented for those arrangements still in effect at the transition date, unless that application is impracticable. The consensus is effective for fiscal years beginning after December 15, 2008, which is the Company’s fiscal year beginning June 29, 2009. The Company is in the process of studying the potential financial statement impact of adopting EITF 07-1.

2.	Business Combination

On October 2, 2006, the Company acquired 100% of the outstanding common shares of Sierra Logic, Inc. (Sierra Logic), a privately-held supplier of embedded products for storage networking equipment located in Roseville, California. The Company accounted for the acquisition using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The aggregate purchase price to date is approximately $159.2 million, which includes approximately $12.1 million released from escrow during the three months ended September 30, 2007, in accordance with the acquisition agreement, and approximately $8.3 million in restricted stock, which was issued upon acquisition and being recognized as post-acquisition compensation expense. Approximately $12.1 million remains in escrow and is deemed to be contingent consideration, which is included in other assets. The contingent consideration relates to certain standard representations and warranties defined in the escrow agreement and are expected to be resolved within 18 months from the acquisition date. The Company has allocated the purchase price to the assets acquired and liabilities assumed at estimated fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The final purchase price allocation, other than the approximately $12.1 million in escrow and deemed contingent consideration noted above, has been recorded during the six months ended December 30, 2007.

3.	Inventories

Inventories are summarized as follows:

	December 30,	July 1,
	2007	2007
	(in thousands)
Raw materials	$3,217	$11,128
Finished goods	14,924	17,845

	$18,141	$28,973

4.	Goodwill and Intangible assets, net

The activity in goodwill during the six months ended December 30, 2007 is as follows:

Carrying
Amount
(in thousands)
Goodwill, as of July 1, 2007	$62,347
Escrow release as required by Sierra Logic acquisition agreement	12,138
Purchase price allocation refinements	(270)
Other	(88)

Goodwill, as of December 30, 2007	$74,127

Intangible assets, net, are as follows:

	December 30,	July 1,
	2007	2007
	(in thousands)

Intangible assets subject to amortization:
Core technology and patents	$92,688	$95,471
Accumulated amortization, core technology and patents	(71,341)	(65,347)
Developed technology	77,313	81,982
Accumulated amortization, developed technology	(25,938)	(19,731)
Customer relationships	38,956	40,608
Accumulated amortization, customer relationships	(30,851)	(27,170)
Tradename	4,680	4,896
Accumulated amortization, tradename	(2,855)	(2,546)
Covenants not-to-compete	516	3,575
Accumulated amortization, covenants not-to-compete	(463)	(3,396)

	$82,705	$108,342

During the three months ended September 30, 2007, an impairment charge of approximately $3.1 million was recorded in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). The impairment charge was related to a developed technology intangible asset acquired from Aarohi Communications, Inc. (Aarohi). The initial value ascribed to this developed technology intangible asset was based primarily on forecasted revenues from products which the Company decided, during the three months ended September 30, 2007, to no longer place into production. The Company recorded the impairment charge to reduce the carrying value of this developed technology intangible asset to the estimated fair value of zero. This impairment charge was recorded in cost of sales in the accompanying condensed consolidated statements of operations.

The intangible assets subject to amortization are being amortized on a straight-line basis over original lives ranging from approximately two to seven years. Aggregated amortization expense for intangible assets for the three months ended December 30, 2007 and December 31, 2006, was approximately $8.6 million and $11.5 million, respectively. Aggregated amortization expense for intangible assets for the six months ended December 30, 2007 and December 31, 2006, was approximately $17.6 million and $18.2 million, respectively.

Amortization expense of approximately $6.3 million and $7.3 million related to core and developed technology is included in cost of sales in the accompanying condensed consolidated statements of operations for the three months ended December 30, 2007 and December 31, 2006, respectively. Amortization expense related to core and developed technology included in cost of sales for the six months ended December 30, 2007 and December 31, 2006, was approximately $12.7 million and $11.2 million, respectively.

The following table presents the estimated future aggregated amortization expense of intangible assets as of December 30, 2007 (in thousands):

2008 (remaining 6 months)	$14,810
2009	24,617
2010	21,891
2011	17,802
2012	3,585
Thereafter	—

$82,705

5.	Accrued Liabilities

Components of accrued liabilities are as follows:

	December 30,	July 1,
	2007	2007
	(in thousands)
Payroll and related costs	$15,633	$15,879
Warranty liability	3,773	3,832
Deferred revenue and accrued rebates	6,288	3,724
Accrued advertising and promotions	1,303	839
Accrued property, sales, and franchise taxes	909	1,710
Other	2,111	3,499

	$30,017	$29,483

The Company provides a warranty of between one and five years on its products. The Company records a provision for estimated warranty-related costs at the time of sale based on historical product return rates and the Company’s estimates of expected future costs of fulfilling its warranty obligations. Changes to the warranty liability were:

	Three Months Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Balance at beginning of period	$3,564	$3,379	$3,832	$2,949
Accrual for warranties issued	622	1,114	1,497	2,373
Changes to pre-existing warranties (including changes in estimates)	—	—	(653)	—
Settlements made (in cash or in kind)	(413)	(638)	(903)	(1,467)

Balance at end of period	$3,773	$3,855	$3,773	$3,855

6.	Commitments and Contingencies

Litigation

On November 15, 2001, prior to the Company’s acquisition of Vixel Corporation, a securities class action was filed in the United States District Court in the Southern District of New York as Case No. 01 CIV. 10053 (SAS), Master File No. 21 MC92 (SAS) against Vixel and two of its officers and directors (one of which is James M. McCluney, the Company’s current Chief Executive Officer and President) and certain underwriters who participated in the Vixel initial public offering in late 1999. The amended complaint alleges violations under Section 10(b) of the Exchange Act and Section 11 of the Securities Act and seeks unspecified damages on behalf of persons who purchased Vixel stock during the period October 1, 1999 through December 6, 2000. In October 2002, the parties agreed to toll the statute of limitations with respect to Vixel’s officers and directors until September 30, 2003, and on the basis of this agreement, Vixel’s officers and directors were dismissed from the lawsuit without prejudice. During June 2003, Vixel and the other issuer defendants in the action reached a tentative settlement with the plaintiffs that would, among other things, result in the dismissal with prejudice of all claims against the defendants and their officers and directors. In connection with the possible settlement, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements so that they would not expire prior to any settlement being finalized. Although Vixel approved this settlement proposal in principle, it remained subject to a number of procedural conditions, as well as formal approval by the court. On August 31, 2005, a Preliminary Order In Connection With Settlement Proceedings was issued by the court which among other items, set a date for a Settlement Fairness Hearing held on April 24, 2006, and the form of notice to the Settlement Classes of the Issuers’ Settlement Stipulation. In December 2005, the settlement notices authorized by the court were sent to former Vixel stockholders and the web site www.iposecuritieslitigation.com was created for claimants, as well as a March 24, 2006 objection deadline. At the Settlement Fairness Hearing held on April 24, 2006, the court raised the following primary issues: (1) the (possible) change in value of the settlement since preliminary approval, and whether the benefits of the settlement should be evaluated at the time of approval or at the time of negotiation; (2) how the class certification argument before the Second Circuit Court of Appeals could or would affect the fairness of the settlement; (3) how to evaluate the intangible benefits of the settlement to the class members; and (4) how to value the $1 billion guarantee (for the consolidated litigation involving Vixel and 297 other Issuers) by insurers in the stipulation and agreement of settlement in light of the underwriters’ potential future settlements. The Court did not rule on April 24, 2006 on the motion for final approval or objections. On June 6, 2006, the Second Circuit Court of Appeals held oral arguments on the appeal by the underwriters of Judge Scheindlin’s class certification decision. On or about July 17, 2006, Emulex assigned to the class action plaintiffs any IPO claims that Emulex (Vixel) had against RBC Dain Rauscher in the IPO litigation, as required by the settlement agreement. On December 5, 2006, the Second Circuit Court of Appeals issued a decision reversing Judge Scheindlin’s class certification decision. On December 14, 2006, Judge Scheindlin issued an order to stay all proceedings pending a decision from the Second Circuit on whether it will hear further argument. On about January 6, 2007, Emulex assigned to the class action plaintiffs any IPO claims that Emulex (Vixel) had against The Bear Stearns Companies Inc. and Bear Stearns & Co. Inc. in the IPO litigation, as required by the settlement agreement. On April 6, 2007, the Second Circuit denied the plaintiffs’ petition for rehearing of the decision denying class certification. During April 2007, counsel for Emulex and other Issuers informed Judge Scheindlin that, in light of the Second Circuit opinion, the settlement agreement could not be approved because the defined settlement class, like the litigation class, did not meet the Second Circuit requirements for certification. Judge Scheindlin held a conference on May 30, 2007 to consider issues relating to the class definitions, the statute of limitations, settlement, and discovery. On June 25, 2007, Judge Scheindlin signed a Stipulation and Order submitted by the parties which terminated the June 10, 2004 Stipulation and Agreement of Settlement with Defendant Issuers and Individuals. On June 26, 2007, a document production request from the plaintiffs to all 298 issuers (including Vixel) was received, covering documents from each issuer’s inception through December 31, 2001. In September 2007, due to the expiration of the tolling agreements, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements until August 27, 2010. On December 19, 2007, the issuers and their respective insurers entered into an Insurers-Insureds Agreement (replacing an earlier agreement), which provides for the insurers to pay for certain defense costs under applicable issurer insurance policies. On December 21, 2007, issuer defendants filed an opposition to plaintiffs’ motion for class certification of certain focus cases.

In addition to the ongoing litigation discussed above, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of the open matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Other Commitments and Contingencies

The Company has entered into various agreements for purchases of inventory. As of December 30, 2007, the Company’s purchase obligation associated primarily with inventory was approximately $42.7 million.

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

On December 5, 2006, the Company’s Board of Directors authorized the repurchase of up to $150 million of its outstanding common stock over the next two years. The Company may repurchase shares from time-to-time in open market purchases or privately negotiated transactions. The share repurchases will be financed by available cash balances and cash from operations. Since the December 5, 2006 authorization date to the quarter ended December 30, 2007, the Company has repurchased 5,660,337 shares of its common stock under this program for an aggregate purchase price of approximately $110.1 million for an average of $19.45 per share. Through January 30, 2008, the Company has not purchased any additional shares of its common stock under this program.

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

As of December 30, 2007, the Company had three stock-based plans for employees and directors that are open for future grant awards, the 2005 Equity Incentive Plan (Equity Incentive Plan), the 1997 Stock Award Plan for Non-Employee Directors (Director Plan), and the Emulex Corporation Employee Stock Purchase Plan (Purchase Plan). In addition, the Company had eight stock-based plans, including six plans assumed in connection with prior acquisitions, the Sierra Logic, Inc. 2001 Stock Option Plan, the Aarohi Communications, Inc. 2001 Stock Option Plan, the Vixel Corporation Amended and Restated 1995 Stock Option Plan, the Vixel Corporation 1999 Equity Incentive Plan, the Vixel Corporation 2000 Non-Officer Equity Incentive Plan, and the Giganet, Inc. 1995 Stock Option Plan (All Other Plans), each of which is closed for future grants but has options outstanding. Available for future award grants are 2,535,064 shares under the Equity Incentive Plan, 255,000 shares under the Director Plan, and 636,237 shares under the Purchase Plan.

Aggregate amounts recognized in the condensed consolidated financial statements with respect to these plans are as follows:

	Three Months	Three Months
	Ended	Ended	Six Months Ended	Six Months Ended
	December 30, 2007	December 31, 2006	December 30, 2007	December 31, 2006

	(in thousands)
Total cost of stock-based payment plans during the period	$7,103	$7,631	$14,050	$13,618
Amounts capitalized in inventory during the period	(120)	(210)	(277)	(331)
Amounts recognized in income for amounts previously capitalized in inventory	157	121	318	256

Amounts charged against income, before income tax benefit	$7,140	$7,542	$14,091	$13,543

Amount of related income tax benefit recognized in income	$1,795	$2,621	$3,612	$3,614

The fair value of each stock option award and purchase under the Equity Incentive Plan, the Director Plan, and the Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model based on the market price of the underlying common stock as of the date of grant, expected term, stock price volatility and expected risk-free interest rates. Expected volatilities are based on methodologies utilizing equal weighting involving both historical periods equal to the expected term and implied volatilities based on traded options to buy the Company’s shares.

The assumptions utilized to compute the fair value of stock option grants for the Equity Incentive Plan and the Director Plan for the three and six months ended December 30, 2007 and December 31, 2006 were:

	Three Months Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2007	2006	2007	2006

Expected volatility	37%	34% — 36%	33% — 37%	34% — 38%
Weighted average expected volatility	37%	34%	36%	35%
Expected dividends	—	—	—	—
Expected term (in years)	2.4 — 4.4	2.4 — 4.4	2.4 — 4.4	1.4 — 4.4
Weighted average expected term (in years)	3.25	3.25	3.25	3.25
Risk-free rate	3.23% — 3.43%	4.68% — 4.78%	3.23% — 4.17%	4.58% — 4.78%
The assumptions utilized to compute the fair value of stock option grants for the Purchase Plan for the three and six months ended December 30, 2007 and December 31, 2006 were:

	Three Months Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2007	2006	2007	2006

Expected volatility	32%	31%	32%	31%
Weighted average expected volatility	32%	31%	32%	31%
Expected dividends	—	—	—	—
Expected term (in years)	0.5	0.5	0.5	0.5
Weighted average expected term (in years)	0.5	0.5	0.5	0.5
Risk-free rate	4.08%	5.01%	4.08%	5.01%

A summary of option activity under the plans for the six months ended December 30, 2007 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
			(in years)	(in millions)
Options outstanding at July 1, 2007	13,512,649	$21.66
Options granted	707,900	$17.56
Options exercised	(500,244)	$10.45
Options canceled	(80,050)	$27.51
Options forfeited	(41,185)	$18.76

Options outstanding at December 30, 2007	13,599,070	$21.83	4.50	$18.2

Options vested and expected to vest at December 30, 2007	13,201,776	$21.97	4.48	$17.7

Options exercisable at December 30, 2007	10,511,074	$23.15	4.26	$14.7

A summary of restricted stock activity for the six months ended December 30, 2007 is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Awards	Value
Awards outstanding and unvested at July 1, 2007	1,314,776	$18.22
Awards granted	1,087,675	$18.74
Awards vested	(338,086)	$18.32
Awards forfeited	(6,100)	$18.72

Awards outstanding and unvested at December 30, 2007	2,058,265	$18.48

As of December 30, 2007, there was approximately $30.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of approximately 1.38 years.

The weighted average grant date fair value of options granted during the six months ended December 30, 2007 and December 31, 2006 was approximately $5.20 and $4.19, respectively. The weighted average grant date fair value of restricted stock awards granted during the six months ended December 30, 2007 and December 31, 2006 was approximately $18.74 and $18.27, respectively. The total intrinsic value of stock options exercised during the six months ended December 30, 2007 and December 31, 2006 was approximately $5.0 million and $11.1 million, respectively. The total fair value of restricted stock awards vested during the six months ended December 30, 2007 was approximately $6.3 million and there were no awards vested during the six months ended December 31, 2006.

Cash received from share option exercises and shares purchased under the Purchase Plan and under stock-based plans for the six months ended December 30, 2007 and December 31, 2006 were approximately $7.4 million and $9.1 million, respectively. The actual tax benefit realized for the tax deductions from option exercise of stock-based plans was approximately $4.3 million for both the six months ended December 30, 2007 and December 31, 2006.

As of December 30, 2007, we anticipate that the number of shares authorized under the Equity Incentive Plan, the Director Plan, the Purchase Plan, and All Other Plans are sufficient to cover future stock option exercises.

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

As of December 30, 2007, the Company had total unrecognized tax benefits of approximately $23.1 million compared to approximately $24.7 million immediately after the adoption of FIN 48 on July 2, 2007. If fully recognized, approximately $16.1 million of the $23.1 million would impact the Company’s effective tax rate. The Company does not expect that the liability for unrecognized tax benefits will change significantly within the next 12 months.

The audit of the Company’s fiscal 2004 Federal income tax return was completed in a prior fiscal year. The Company’s Federal income tax returns for fiscal years 2004 to 2007 and California income tax returns from fiscal years 2003 to 2007 are open as the statute of limitations have not yet expired. The Company is currently under audit by various state taxing authorities, but not any foreign taxing authorities. The Company does not believe that the resolution of these audits will have a material effect on its financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued approximately $0.7 million in interest and penalties related to unrecognized tax benefits accrued as of December 30, 2007 and July 2, 2007 (post FIN 48 adoption).

10.	Net Income (Loss) Per Share

Basic net income (loss) per share for the three and six months ended December 30, 2007 and December 31, 2006, was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

Diluted net income (loss) per share was computed by dividing adjusted net income (loss) by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would be outstanding if the dilutive potential common shares from stock-based plans and convertible subordinated notes had been issued. The dilutive effect of outstanding stock options and stock awards is reflected in diluted net income per share by application of the treasury stock method. The dilutive effect of convertible subordinated notes is reflected in diluted net income per share by application of the if-converted method. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2007	2006	2007	2006
	(in thousands, except per		(in thousands, except per
	share data)		share data)
Numerator:
Net income (loss)	$17,644	$(10,076)	$27,815	$4,886
Adjustment for interest expense on convertible subordinated notes, net of tax	—	—	—	515

Numerator for diluted net income (loss) per share	$17,644	$(10,076)	$27,815	$5,401

Denominator:
Denominator for basic net income (loss) per share —weighted average shares outstanding	81,885	85,215	82,254	84,861
Effect of dilutive securities:
Dilutive options outstanding, restricted stock and ESPP	1,924	—	2,051	1,762
Dilutive common shares from assumed conversion of convertible subordinated notes	—	—	—	5,053

Denominator for diluted net income (loss) per share — adjusted weighted average shares outstanding	83,809	85,215	84,305	91,676

Basic net income (loss) per share	$0.22	$(0.12)	$0.34	$0.06

Diluted net income (loss) per share	$0.21	$(0.12)	$0.33	$0.06

Antidilutive options excluded from the computations	9,330	14,151	9,198	9,435

Average market price of common stock	$18.68	$19.85	$19.32	$18.01

The antidilutive stock options and stock awards were excluded from the computation of diluted net income (loss) per share due to the options’ exercise price being greater than the average market price of the common shares or due to the Company incurring a net loss during the periods presented.

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
Actual future results could differ materially from those described in the forward-looking statements as a result of a variety of factors, including those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, and, in particular, those in the section entitled “Risk Factors” in Part II, Item 1A of this Form 10-Q included elsewhere herein. We expressly disclaim any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances. We wish to caution readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. In light of the uncertainty of the economy generally, and the technology and storage segments specifically, it is difficult to determine if past experience is a good guide to the future and makes it impossible to determine if markets will grow or shrink in the short term. In the past, our results have been significantly impacted by a widespread slowdown in technology investment that pressured the storage networking market that is the mainstay of our business. A downturn in information technology spending could adversely affect our revenues and results of operations. As a result of this uncertainty, we are unable to predict with any accuracy what future results might be. Other factors affecting these forward-looking statements include, but are not limited to, the following: slower than expected growth of the storage networking market or the failure of our Original Equipment Manufacturer (OEM) customers to successfully incorporate our products into their systems; our dependence on a limited number of customers and the effects of the loss of, or decrease or delays in orders by, any such customers, or the failure of such customers to make payments; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of our or our OEM customers’ new or enhanced products; the variability in the level of our backlog and the variable and seasonal procurement patterns of our customers; the effects of terrorist activities, natural disasters and any resulting political or economic instability; the highly competitive nature of the markets for our products as well as pricing pressures that may result from such competitive conditions; the effect of rapid migration of customers towards newer, lower cost product platforms; possible transitions from board or box level to application specific computer chip solutions for selected applications; a shift in unit product mix from higher-end to lower-end or mezzanine card products; a decrease in the average unit selling prices or an increase in the manufactured cost of our products; delays in product development; our reliance on third-party suppliers and subcontractors for components and assembly; any inadequacy of our intellectual property protection or the potential for third-party claims of infringement; our ability to attract and retain key technical personnel; our ability to benefit from our research and development activities in India; our dependence on international sales and internationally produced products; the effect of acquisitions; impairment charges; changes in tax rates or legislation; changes in accounting standards; and the potential effects of global warming and any resulting regulatory changes on our business. These and other factors which could cause actual results to differ materially from those in the forward-looking statements are discussed elsewhere in this Form 10-Q, in our filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

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
We rely almost exclusively on OEMs and sales through distribution channels for our revenue. Our OEM customers include the world’s leading server and storage providers, including Dell Inc. (Dell), EMC Corporation (EMC), Engenio Information Technologies, Inc., a subsidiary of LSI Corporation (Engenio), Fujitsu Ltd. (Fujitsu), Fujitsu Siemens Computers (Fujitsu Siemens), Groupe Bull (Bull), Hewlett-Packard Company (Hewlett-Packard), Hitachi Limited (Hitachi), International Business Machines Corporation (IBM), NEC Corporation (NEC), Network Appliance, Inc. (Network Appliance), Quantum Corporation (Quantum), Sun Microsystems, Inc. (Sun), Unisys Corporation (Unisys), and Xyratex Ltd. (Xyratex). Our distribution partners include Avnet, Inc. (Avnet), Bell Microproducts, Inc. (Bell Microproducts), Info X Technology Solutions (Info X), Ingram Micro Inc. (Ingram Micro), Macnica Networks Corporation (Macnica), Netmarks Inc. (Netmarks), Tech Data Corporation (Tech Data), and Tokyo Electron Device Ltd. (TED). The market for storage networking infrastructure solutions is concentrated among large OEMs, and as such, a significant portion of our revenues are generated from sales to a limited number of customers.
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
We believe the product lines will benefit from the overall visibility and access to our total customer and market base, as well as our ability to leverage our core technology platforms to create products that are tailored to meet the specific requirements of their market. We plan to continue to invest in research and development, sales and marketing, and capital equipment in order to achieve our goal. As of December 30, 2007, we had a total of 816 employees worldwide.
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

Results of Operations
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements included elsewhere herein.

	Percentage of Net Revenues		Percentage of Net Revenues
	Three Months Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2007	2006	2007	2006

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	37.4	45.8	39.6	43.2

Gross profit	62.6	54.2	60.4	56.8

Operating expenses:
Engineering and development	24.1	24.4	25.3	24.5
Selling and marketing	10.5	9.8	10.8	9.9
General and administrative	6.7	6.5	7.0	6.3
Amortization of other intangible assets	1.8	3.4	2.0	3.1
In-process research and development	—	17.8	—	9.3

Total operating expenses	43.1	61.9	45.1	53.1

Operating income (loss)	19.5	(7.7)	15.3	3.7

Nonoperating income, net:
Interest income	2.6	4.5	2.8	5.8
Interest expense	—	(0.4)	—	(0.5)
Other income, net	—	0.1	—	0.4

Total nonoperating income, net	2.6	4.2	2.8	5.7

Income (loss) before income taxes	22.1	(3.5)	18.1	9.4

Income tax provision	8.6	4.8	6.9	7.2

Net income (loss)	13.5%	(8.3%)	11.2%	2.2%

Three months ended December 30, 2007, compared to three months ended December 31, 2006
Net Revenues. Net revenues for the second quarter of fiscal 2008 ended December 30, 2007, increased by approximately $9.2 million, or 8%, to approximately $130.6 million, compared to approximately $121.4 million for the same quarter of fiscal 2007 ended December 31, 2006.

Net Revenues by Product Line
From a product line perspective, the majority of our net revenues were generated from our HSPs for the three months ended December 30, 2007 and December 31, 2006. The following chart details our net revenues by product line for the three months ended December 30, 2007 and December 31, 2006:

	Net Revenues by Product Line
	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	December 30,	of Net	December 31,	of Net	Increase/	Percentage
(in thousands)	2007	Revenues	2006	Revenues	(Decrease)	Change

Host Server Products	$94,434	72%	$90,528	75%	$3,906	4%
Embedded Storage Products	36,075	28%	30,400	25%	5,675	19%
Intelligent Network Products	11	—	—	—	11	nm
Other	102	—	462	—	(360)	(78%)

Total net revenues	$130,622	100%	$121,390	100%	$9,232	8%

Not meaningful (nm).
HSP mainly consists of our standard HBAs, custom form factor mezzanine cards for blade servers, and ASICs used in server applications. The increase in our HSP net revenue for the three month period ended December 30, 2007 compared to the three month period ended December 31, 2006 was mainly due to an increase in units shipped of approximately 20% partially offset by a decrease of approximately 9% in average selling price (ASP) of our LightPulse and other HSPs, excluding IOCs.
ESP mainly consists of our SATA bridges and routers, Fibre Channel embedded switches, and single and multi protocol embedded controller products for enterprise class storage systems. The significant increase in our ESP net revenue for the three month period ended December 30, 2007 compared to the three month period ended December 31, 2006 was mainly due to an increase in units shipped of approximately 21% partially offset by a decrease in average selling price of approximately 2%.
INP consists of multi protocol intelligent storage platforms that can be deployed as IOCs, mezzanine cards, or appliances. INP is developing technology based on the emerging Fibre Channel over Ethernet (FCoE) standard that enables converged 10 Gb/s Ethernet networks. Our Other category mainly consists of legacy and other products.
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

	Net Revenues by Major Customers
	Direct Revenues		Total Direct and Indirect Revenues (2)
	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	December 30, 2007	December 31, 2006	December 30, 2007	December 31, 2006

Net revenue percentage (1) :
OEM:
EMC	—	—	19%	14%
Hewlett-Packard	15%	14%	15%	14%
IBM	22%	23%	30%	24%
Other:
Info X	15%	13%	—	—

(1)	Amounts less than 10% are not presented.

(2)	Customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.

Direct sales to our top five customers accounted for approximately 65% of total net revenues for the three months ended December 30, 2007, compared to approximately 64% for the three months ended December 31, 2006. We expect to be similarly concentrated in the future. Our net revenues from our customers can be significantly impacted by changes to our customers’ business and their business models.
Net Revenues by Sales Channel
From a sales channel perspective, net revenues generated from OEM customers were approximately 74% of net revenues and sales through distribution were approximately 26% for the three months ended December 30, 2007, compared to approximately 75% and approximately 25%, respectively, for the three months ended December 31, 2006. Net revenues by sales channel were as follows:

	Net Revenues by Sales Channel
	Three Months
	Ended	Percentage	Three Months Ended	Percentage
	December 30,	of Net	December 31,	of Net	Increase/	Percentage
(in thousands)	2007	Revenues	2006	Revenues	(Decrease)	Change

OEM	$96,314	74%	$90,666	75%	$5,648	6%
Distribution	34,111	26%	30,752	25%	3,359	11%
Other	197	—	(28)	—	225	nm

Total net revenues	$130,622	100%	$121,390	100%	$9,232	8%

Not meaningful (nm).
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
Net Revenues by Geographic Territory
For the three months ended December 30, 2007, domestic net revenues increased by approximately $1.1 million to $52.2 million, and international net revenues (Pacific Rim and Europe and rest of the world) increased by approximately $8.1 million to $78.4 million, from $51.1 million and $70.3 million, respectively, in the three months ended December 31, 2006. Our net domestic and international revenues based on billed-to location were as follows:

	Net Domestic and International Revenues
	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	December 30,	of net	December 31,	of Net	Increase/	Percentage
(in thousands)	2007	Revenues	2006	Revenues	(Decrease)	Change

Domestic	$52,181	40%	$51,061	42%	$1,120	2%
Pacific Rim	32,967	25%	19,352	16%	13,615	70%
Europe and rest of the world	45,474	35%	50,977	42%	(5,503)	(11%)

Total net revenues	$130,622	100%	$121,390	100%	$9,232	8%

We believe the higher growth rate in net international revenue was mainly due to an increase in products being sourced by our customers to locations outside the United States. However, as we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.

Gross Profit. Gross profit consists of net revenues less cost of sales. Cost of sales includes the cost of production of finished products, amortization expense related to core technology and developed technology intangible assets as well as support costs and other expenses related to inventory management, manufacturing quality, and order fulfillment. Our gross profit for the three months ended December 30, 2007 and December 31, 2006 were as follows (in thousands):

Gross Profit
Three Months		Three Months
Ended December	Percentage of	Ended December	Percentage of	Increase/	Percentage
30, 2007	Net Revenues	31, 2006	Net Revenues	(Decrease)	Points Change

$81,742	63%	$65,782	54%	$15,960	8%
Cost of sales included approximately $6.3 million and $7.3 million of amortization of technology intangible assets for the three months ended December 30, 2007 and December 31, 2006, respectively. Approximately $0.3 million and $0.2 million of share-based compensation expense was included in cost of sales for the three months ended December 30, 2007 and December 31, 2006, respectively. Approximately $1.9 million related to the mark-up to fair value on inventory acquired in the Sierra Logic acquisition and subsequently sold, as required by Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” was included in cost of sales for the three months ended December 31, 2006. In addition, the Company recorded an approximately $2.5 million charge for excess and obsolete inventory primarily associated with older generation multi-chip HSPs in the three months ended December 31, 2006. Gross margin increased to approximately 63% for the three months ended December 30, 2007, from approximately 54% for the three months ended December 31, 2006, primarily due to our focused efforts on consolidating and streamlining our supply chain, higher dual channel product mix which has a higher gross margin, and the changes above, partially offset by an approximately $1.1 million charge for excess and obsolete inventory mainly associated with other older generation HSPs recorded in the three months ended December 30, 2007. We anticipate gross margin will trend down over time as lower gross margin but higher volume products such as mezzanine cards for blade servers and embedded storage products become a bigger portion of our business.
Engineering and Development. Engineering and development expenses consisted primarily of salaries and related expenses for personnel engaged in the design, development, and technical support of our products. These expenses included third-party fees paid to consultants, prototype development expenses, and computer service costs related to supporting computer tools used in the engineering and design process. Our engineering and development expense for the three months ended December 30, 2007 and December 31, 2006 were as follows (in thousands):

Engineering and Development
Three Months		Three Months
Ended December	Percentage of	Ended December	Percentage of	Increase/	Percentage
30, 2007	Net Revenues	31, 2006	Net Revenues	(Decrease)	Points Change

$31,477	24%	$29,566	24%	$1,911	—
Engineering and development expenses for the three months ended December 30, 2007 compared to the three months ended December 31, 2006 increased approximately $1.9 million, or 6%, but remained consistent as a percentage of net revenues. Approximately $3.0 million and $3.6 million of share-based compensation expense was included in engineering and development costs for the three months ended December 30, 2007 and December 31, 2006, respectively. We continue our growth and diversification strategy by investing significantly in new product developments. Engineering and development headcount increased to 482 at December 30, 2007 from 425 at December 31, 2006 as a result of our growth and diversification strategy. This expanded headcount resulted in an increase of approximately $2.5 million in salary and related expenses. We will continue to invest in engineering and development activities and anticipate gross dollar expenditures will continue to grow in this area.

Selling and Marketing. Selling and marketing expenses consisted primarily of salaries, commissions, and related expenses for personnel engaged in the marketing and sales of our products, as well as trade shows, product literature, promotional support costs, and other advertising related costs. Our selling and marketing expense for the three months ended December 30, 2007 and December 31, 2006 were as follows (in thousands):

Selling and Marketing
Three Months Ended	Percentage of Net	Three Months Ended	Percentage of Net		Percentage Points
December 30, 2007	Revenues	December 31, 2006	Revenues	Increase/ (Decrease)	Change

$13,740	11%	$11,944	10%	$1,796	1%
Selling and marketing expenses for the three months ended December 30, 2007 compared to the three months ended December 31, 2006 increased approximately $1.8 million, or 15%. Approximately $1.5 million of share-based compensation expense was included in selling and marketing costs for both the three months ended December 30, 2007 and December 31, 2006. As we have expanded our worldwide distribution efforts in connection with our growth and diversification strategy, selling and marketing headcount increased to 138 at December 30, 2007 from 114 at December 31, 2006. This expansion resulted in an increase of approximately $0.6 million in salary and related expenses. The remaining incremental increase in expenses during the current period were primarily related to increases in advertising and trade shows expense of approximately $0.5 million and travel related expenses of approximately $0.3 million in order to strengthen existing and develop emerging OEM relationships and leveraging worldwide distribution channels to complement our core OEM relationships. We will continue to target advertising, market promotions, and heighten brand awareness of our new and existing products in an effort to provide overall revenue growth. Accordingly, we expect that future selling and marketing expenditures will grow in absolute dollars.
General and Administrative. Ongoing general and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees, and other corporate expenses. Our general and administrative expense for the three months ended December 30, 2007 and December 31, 2006 were as follows (in thousands):

General and Administrative
Three Months Ended	Percentage of Net	Three Months Ended	Percentage of Net		Percentage Points
December 30, 2007	Revenues	December 31, 2006	Revenues	Increase/ (Decrease)	Change

$8,808	7%	$7,858	6%	$950	—
General and administrative expenses for the three months ended December 30, 2007 compared to the three months ended December 31, 2006 increased approximately $1.0 million, or 12%. Approximately $2.4 million and $2.2 million of share-based compensation expense was included in general and administrative costs for the three months ended December 30, 2007 and December 31, 2006, respectively. General and administrative headcount increased to 131 at December 30, 2007 from 102 at December 31, 2006 in order to assure sufficient administrative personnel to support our growth and diversification strategy. This expanded headcount resulted in an increase of approximately $1.1 million in salary and related expenses.
Amortization of Other Intangible Assets. Amortization of other intangible assets includes the amortization of intangible assets such as patents, customer relationships, tradenames, and covenants not-to-compete with estimable lives. Our amortization of expense for the three months ended December 30, 2007 and December 31, 2006 were as follows (in thousands):

Amortization of Other Intangible Assets
Three Months Ended	Percentage of Net	Three Months Ended	Percentage of Net		Percentage Points
December 30, 2007	Revenues	December 31, 2006	Revenues	Increase/ (Decrease)	Change

$2,280	2%	$4,135	3%	$(1,855)	(2%)

Amortization of other intangible assets for the three months ended December 30, 2007 compared to the three months ended December 31, 2006 decreased approximately $1.9 million, or 45%. The decrease was due primarily to amortization in full of intangible assets acquired in prior acquisitions or impairment of various intangible assets.
In-Process Research and Development. Purchased in-process research and development expense relates to acquisitions. Our in-process research and development expense for the three months ended December 30, 2007 and December 31, 2006 were as follows (in thousands):

In-Process Research and Development
Three Months Ended	Percentage of Net	Three Months Ended	Percentage of Net		Percentage Points
December 30, 2007	Revenues	December 31, 2006	Revenues	Increase/ (Decrease)	Change

$—	—	$21,589	18%	$(21,589)	(18%)
No in-process research and development expense was recorded during the three months ended December 30, 2007. The Company accounted for the acquisition of Sierra Logic under the purchase method of accounting in accordance with SFAS No. 141 and recorded approximately $22.4 million for purchased in-process research and development expense during three months ended December 31, 2006. The reversal of approximately $0.8 million of in-process research and development expense for the Aarohi acquisition during the three months ended December 31, 2006, was related to previously accrued contingent consideration tied to certain performance targets that were not met.
Nonoperating Income, net. Nonoperating income, net consisted primarily of interest income, interest expense and other non-operating income and expense items. Our nonoperating income, net for the three months ended December 30, 2007 and December 31, 2006 were as follows (in thousands):

Nonoperating Income, net
Three Months Ended	Percentage of Net	Three Months Ended	Percentage of Net		Percentage Points
December 30, 2007	Revenues	December 31, 2006	Revenues	Increase/ (Decrease)	Change

$3,480	3%	$5,097	4%	$(1,617)	(2%)
Our nonoperating income, net, for the three months ended December 30, 2007 compared to the three months ended December 31, 2006 decreased approximately $1.6 million, or 32%. The net decrease was mainly due to lower cash and investment levels resulting from the cash paid in connection with retirement of our convertible subordinated notes, lower interest rate on investments, and purchases pursuant to our stock repurchase program. Additionally, the overall decrease in nonoperating income, net, was partially offset by lower interest expense as a result of the retirement of our convertible subordinated notes on December 15, 2006.
Income Taxes. Income taxes for the three months ended December 30, 2007 and December 31, 2006 were as follows (in thousands):

Income Taxes
Three Months Ended	Percentage of Net	Three Months Ended	Percentage of Net		Percentage Points
December 30, 2007	Revenues	December 31, 2006	Revenues	Increase/ (Decrease)	Change

$11,273	9%	$5,863	5%	$5,410	4%

Income taxes for the three months ended December 30, 2007 compared to the three months ended December 31, 2006 increased approximately $5.4 million, or 92%. The change in the effective tax rate between periods was mainly due to the nondeductible Sierra Logic in-process research and development expense of approximately $22.4 million that was partially offset by research tax credits in the three months ended December 31, 2006 as a result of the U.S. Federal Government enacting the Research Tax Credit into law on December 20, 2006, to retroactively extend the Research Tax Credit to the end of calendar 2007. The Research Tax Credit had previously expired at the end of calendar 2005. As a result, the benefit of the tax credit applied retroactively for the three months ended October 1, 2006 was recorded in the three months ended December 31, 2006. Our effective tax rate may be higher in the future if the U.S. Federal Government does not extend the Research Tax Credit which expired at the end of calendar 2007.
Six months ended December 30, 2007, compared to six months ended December 31, 2006
Net Revenues. Net revenues for the first six months of fiscal 2008 ended December 30, 2007, increased by approximately $24.0 million, or 11%, to approximately $247.7 million, compared to approximately $223.7 million for the comparable period of fiscal 2007 ended December 31, 2006.
Net Revenues by Product Line
From a product line perspective, the majority of our net revenues were generated from our HSPs for the six months ended December 30, 2007 and December 31, 2006. The following chart details our net revenues by product line for the six months ended December 30, 2007 and December 31, 2006:

	Net Revenues by Product Line
	Six Months		Six Months
	Ended	Percentage	Ended	Percentage
	December 30,	of Net	December 31,	of Net	Increase/	Percentage
(in thousands)	2007	Revenues	2006	Revenues	(Decrease)	Change

Host Server Products	$183,203	74%	$176,762	79%	$6,441	4%
Embedded Storage Products	64,071	26%	46,096	21%	17,975	39%
Intelligent Network Products	120	—	—	—	120	nm
Other	298	—	850	—	(552)	(65%)

Total net revenues	$247,692	100%	$223,708	100%	$23,984	11%

Not meaningful (nm).
HSP net revenue for the six month period ended December 30, 2007 increased compared to the six month period ended December 31, 2006 mainly due to an increase in units shipped of approximately 5% partially offset by a decrease of approximately 2% in average selling price of our LightPulse and other HSPs.
ESP net revenue for the six month period ended December 30, 2007 increased compared to the six month period ended December 31, 2006 mainly due to an increase in units shipped of approximately 76% partially offset by a decrease in average selling price of approximately 21%.

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

	Net Revenues by Major Customers
	Direct Revenues		Total Direct and Indirect Revenues (2)
	Six Months	Six Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 30, 2007	December 31, 2006	December 30, 2007	December 31, 2006

Net revenue percentage (1):
OEM:
EMC	—	—	21%	18%
Hewlett-Packard	14%	13%	15%	13%
IBM	21%	24%	29%	25%
Other:
Info X	16%	17%	—	—

(1)	Amounts less than 10% are not presented.

(2)	Customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.
Direct sales to our top five customers accounted for approximately 64% of total net revenues for the six months ended December 30, 2007, compared to approximately 66% for the six months ended December 31, 2006. We expect to be similarly concentrated in the future. Our net revenues from our customers can be significantly impacted by changes to our customers’ business and their business models.
Net Revenues by Sales Channel
From a sales channel perspective, net revenues generated from OEM customers were approximately 72% of net revenues and sales through distribution were approximately 28% for the six months ended December 30, 2007, compared to approximately 71% and approximately 29%, respectively, for the six months ended December 31, 2006. Net revenues by sales channel were as follows:

	Net Revenues by Sales Channel
	Six Months
	Ended	Percentage	Six Months Ended	Percentage
	December 30,	of Net	December 31,	of Net	Increase/	Percentage
(in thousands)	2007	Revenues	2006	Revenues	(Decrease)	Change

OEM	$178,879	72%	$158,243	71%	$20,636	13%
Distribution	68,473	28%	65,362	29%	3,111	5%
Other	340	—	103	—	237	230%

Total net revenues	$247,692	100%	$223,708	100%	$23,984	11%

We believe that our net revenues are being generated primarily as a result of product certifications and qualifications with our OEM customers, which take products directly and indirectly through distribution and contract manufacturers. We view product certifications and qualifications as an important indicator of future revenue opportunities and growth. However, product certifications and qualifications do not necessarily ensure continued market acceptance of our products by our OEM customers. It is also very difficult to determine the future impact, if any, of product certifications and qualifications on our revenues.

Net Revenues by Geographic Territory
For the six months ended December 30, 2007, domestic net revenues decreased by approximately $3.1 million to $101.7 million, and international net revenues (Pacific Rim and Europe and rest of the world) increased by approximately $27.1 million to $146.0 million, from $104.8 million and $118.9 million, respectively, in the six months ended December 31, 2006. Our net domestic and international revenues based on billed-to location were as follows:

	Net Domestic and International Revenues
	Six Months		Six Months
	Ended	Percentage	Ended	Percentage
	December 30,	of Net	December 31,	of Net	Increase/	Percentage
(in thousands)	2007	Revenues	2006	Revenues	(Decrease)	Change

Domestic	$101,652	41%	$104,800	47%	$(3,148)	(3%)
Pacific Rim	64,311	26%	32,592	14%	31,719	97%
Europe and rest of the world	81,729	33%	86,316	39%	(4,587)	(5%)

Total net revenues	$247,692	100%	$223,708	100%	$23,984	11%

We believe the higher growth rate in international net revenues was mainly due to an increase in products being sourced by our customers to locations outside the United States. However, as we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.
Gross Profit. Cost of sales includes the cost of production of finished products, amortization expense related to core technology and developed technology intangible assets as well as support costs and other expenses related to inventory management, manufacturing quality, and order fulfillment. Our gross profit for the six months ended December 30, 2007 and December 31, 2006 were as follows (in thousands):

Gross Profit
Six Months Ended	Percentage of Net	Six Months Ended	Percentage of Net		Percentage Points
December 30, 2007	Revenues	December 31, 2006	Revenues	Increase/ (Decrease)	Change

$149,669	60%	$126,981	57%	$22,688	4%
Cost of sales included approximately $12.7 million and $11.2 million of amortization of technology intangible assets for the six months ended December 30, 2007 and December 31, 2006, respectively. Approximately $0.7 million and $0.4 million of share-based compensation expense was included in cost of sales for the six months ended December 30, 2007 and December 31, 2006, respectively. Approximately $1.9 million related to the mark-up to fair value on inventory acquired in the Sierra Logic acquisition and subsequently sold, as required by SFAS No. 141, was included in cost of sales for the six months ended December 31, 2006. In addition, the Company recorded an approximately $3.2 million charge for excess and obsolete inventory primarily associated with older generation multi-chip HSPs in the six months ended December 31, 2006. Gross margin increased to approximately 60% for the six months ended December 30, 2007, from approximately 57% for the six months ended December 31, 2006, primarily due to our focused efforts on consolidating and streamlining our supply chain, higher dual channel product mix which has a higher gross margin, and the changes above, partially offset by an approximately $2.1 million charge for excess and obsolete inventory mainly associated with other older generation HSPs recorded for the six months ended December 30, 2007. We anticipate gross margin will trend down over time as lower gross margin but higher volume products such as mezzanine cards for blade servers and embedded storage products become a bigger portion of our business.
Engineering and Development. Engineering and development expenses consisted primarily of salaries and related expenses for personnel engaged in the design, development, and technical support of our products. These expenses included third-party fees paid to consultants, prototype development expenses, and computer service costs related to supporting computer tools used in the engineering and design process. Our engineering and development expense for the six months ended December 30, 2007 and December 31, 2006 were as follows (in thousands):

Engineering and Development
Six Months Ended	Percentage of Net	Six Months Ended	Percentage of Net		Percentage Points
December 30, 2007	Revenues	December 31, 2006	Revenues	Increase/ (Decrease)	Change

$62,764	25%	$54,877	25%	$7,887	1%

Engineering and development expenses for the six months ended December 30, 2007 compared to the six months ended December 31, 2006 increased approximately $7.9 million, or 14%. Approximately $6.0 million and $6.3 million of share-based compensation expense was included in engineering and development costs for the six months ended December 30, 2007 and December 31, 2006, respectively. We continue our growth and diversification strategy by investing significantly in new product developments. Engineering and development headcount increased to 482 at December 30, 2007 from 425 at December 31, 2006 as a result of our growth and diversification strategy. This expanded headcount resulted in an increase of approximately $6.4 million in salary and related expenses. We will continue to invest in engineering and development activities and anticipate gross dollar expenditures will continue to grow in this area.
Selling and Marketing. Selling and marketing expenses consisted primarily of salaries, commissions, and related expenses for personnel engaged in the marketing and sales of our products, as well as trade shows, product literature, promotional support costs, and other advertising related costs. Our selling and marketing expense for the six months ended December 30, 2007 and December 31, 2006 were as follows (in thousands):

Selling and Marketing
Six Months Ended	Percentage of Net	Six Months Ended	Percentage of Net		Percentage Points
December 30, 2007	Revenues	December 31, 2006	Revenues	Increase/ (Decrease)	Change

$26,644	11%	$22,136	10%	$4,508	1%
Selling and marketing expenses for the six months ended December 30, 2007 compared to the six months ended December 31, 2006 increased approximately $4.5 million, or 20%. Approximately $2.9 million of share-based compensation expense was included in selling and marketing costs for both the six months ended December 30, 2007 and December 31, 2006. As we have expanded our worldwide distribution efforts in connection with our growth and diversification strategy, selling and marketing headcount increased to 138 at December 30, 2007 from 114 at December 31, 2006. This expansion resulted in an increase of approximately $2.4 million in salary and related expenses. The remaining incremental increase in expenses during the current period were primarily related to increases in advertising and trade shows expense of approximately $0.9 million and travel related expenses of approximately $0.5 million in order to strengthen existing and develop emerging OEM relationships and leveraging worldwide distribution channels to complement our core OEM relationships. We will continue to target advertising, market promotions, and heighten brand awareness of our new and existing products in an effort to provide overall revenue growth. Accordingly, we expect that future selling and marketing expenditures will grow in absolute dollars.
General and Administrative. Ongoing general and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees, and other corporate expenses. Our general and administrative expense for the six months ended December 30, 2007 and December 31, 2006 were as follows (in thousands):

General and Administrative
Six Months Ended	Percentage of Net	Six Months Ended	Percentage of Net		Percentage Points
December 30, 2007	Revenues	December 31, 2006	Revenues	Increase/ (Decrease)	Change

$17,377	7%	$14,018	6%	$3,359	1%
General and administrative expenses for the six months ended December 30, 2007 compared to the six months ended December 31, 2006 increased approximately $3.4 million, or 24%. Approximately $4.5 million and $3.9 million of share-based compensation expense was included in general and administrative costs for the six months ended December 30, 2007 and December 31, 2006, respectively. General and administrative headcount increased to 131 at December 30, 2007 from 102 at December 31, 2006 in order to assure sufficient administrative personnel to support our growth and diversification strategy. This expanded headcount resulted in an increase of approximately $1.6 million in salary and related expenses. The remaining incremental increase in expenses during the current period was primarily related to an increase in outside services of approximately $0.8 million.

Amortization of Other Intangible Assets. Amortization of other intangible assets includes the amortization of intangible assets such as patents, customer relationships, tradenames, and covenants not-to-compete with estimable lives. Our amortization of expense for the six months ended December 30, 2007 and December 31, 2006 were as follows (in thousands):

Amortization of Other Intangible Assets
Six Months Ended	Percentage of Net	Six Months Ended	Percentage of Net		Percentage Points
December 30, 2007	Revenues	December 31, 2006	Revenues	Increase/ (Decrease)	Change

$4,918	2%	$6,988	3%	$(2,070)	(1%)
Amortization of other intangible assets for the six months ended December 30, 2007 compared to the six months ended December 31, 2006 decreased approximately $2.1 million, or 30%. The decrease was due primarily to amortization in full of intangible assets acquired in prior acquisitions or impairment of various intangible assets.
In-Process Research and Development. Purchased in-process research and development expense relates to acquisitions. Our in-process research and development expense for the six months ended December 30, 2007 and December 31, 2006 were as follows (in thousands):

In-Process Research and Development
Six Months Ended	Percentage of Net	Six Months Ended	Percentage of Net		Percentage Points
December 30, 2007	Revenues	December 31, 2006	Revenues	Increase/ (Decrease)	Change

$—	—	$20,639	9%	$(20,639)	(9%)
No in-process research and development expense was recorded during the six months ended December 30, 2007. The Company accounted for the acquisition of Sierra Logic under the purchase method of accounting in accordance with SFAS No. 141 and recorded approximately $22.4 million for purchased in-process research and development expense during six months ended December 31, 2006. The reversal of approximately $1.8 million of in-process research and development expense for the Aarohi acquisition during the six months ended December 31, 2006, was related to previously accrued contingent consideration tied to certain performance targets that were not met.
Nonoperating Income, net. Nonoperating income, net consisted primarily of interest income, interest expense and other non-operating income and expense items. Our nonoperating income, net for the six months ended December 30, 2007 and December 31, 2006 were as follows (in thousands):

Nonoperating Income, net
Six Months Ended	Percentage of Net	Six Months Ended	Percentage of Net		Percentage Points
December 30, 2007	Revenues	December 31, 2006	Revenues	Increase/ (Decrease)	Change

$6,846	3%	$12,724	6%	$(5,878)	(3%)
Our nonoperating income, net, for the six months ended December 30, 2007 compared to the six months ended December 31, 2006 decreased approximately $5.9 million, or 46%. The net decrease was mainly due to lower cash and investment levels resulting from the cash paid in connection with the acquisition of Sierra Logic, retirement of our convertible subordinated notes, lower interest rate on investments, and purchases pursuant to our stock repurchase program. Additionally, the overall decrease in nonoperating income, net, was partially offset by lower interest expense as a result of the retirement of our convertible subordinated notes on December 15, 2006.
Income Taxes. Income taxes for the six months ended December 30, 2007 and December 31, 2006 were as follows (in thousands):

Income Taxes
Six Months Ended	Percentage of Net	Six Months Ended	Percentage of Net		Percentage Points
December 30, 2007	Revenues	December 31, 2006	Revenues	Increase/ (Decrease)	Change

$16,997	7%	$16,161	7%	$836	—

Income taxes for the six months ended December 30, 2007 compared to the six months ended December 31, 2006 increased approximately $0.8 million, or 5%. The change in the effective tax rate between periods was mainly due to the nondeductible Sierra Logic in-process research and development expense of approximately $22.4 million that was partially offset by research tax credits in the six months ended December 31, 2006 as a result of the U.S. Federal Government enacting the Research Tax Credit into law on December 20, 2006, to retroactively extend the Research Tax Credit to the end of calendar 2007. The Research Tax Credit had previously expired at the end of calendar 2005. Our effective tax rate may be higher in the future if the U.S. Federal Government does not extend the Research Tax Credit, which expired at the end of calendar 2007.

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
Income Taxes. We account for income taxes using the asset and liability method, under which we recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We regularly review historical and anticipated future pre-tax results of operations to determine whether we will be able to realize the benefit of our deferred tax assets. A valuation allowance is required to reduce the potential deferred tax asset when it is more likely than not that all or some portion of the deferred tax asset will not be realized due to the lack of sufficient taxable income. As of December 30, 2007, we have a valuation allowance of approximately $2.6 million established against capital loss carryforwards.
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
Recently Issued Accounting Standards
In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the Company’s fiscal year beginning June 30, 2008. The Company is in the process of studying the potential financial statement impact of the adoption of SFAS No. 157.
In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure certain financial assets and liabilities. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which is the Company’s fiscal year beginning June 30, 2008. The Company is in the process of studying the potential financial statement impact of the adoption of SFAS No. 159.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development, and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. SFAS 141R is effective for fiscal years beginning after December 15, 2008, which is the Company’s fiscal year beginning June 29, 2009, and will impact the accounting for any business combinations entered into after the effective date.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (ARB) No. 51,” which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. SFAS No. 160 is effective for periods beginning on or after December 15, 2008 and will impact the accounting for noncontrolling interests after the effective date.
In December 2007, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1), that prohibits companies from applying the equity method of accounting to activities performed outside a separate legal entity by a virtual joint venture. Instead, revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators based on the criteria in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and other applicable accounting literature. The consensus should be applied to collaborative arrangements in existence at the date of adoption using a modified retrospective method that requires reclassification in all periods presented for those arrangements still in effect at the transition date, unless that application is impracticable. The consensus is effective for fiscal years beginning after December 15, 2008, which is the Company’s fiscal year beginning June 29, 2009. The Company is in the process of studying the potential financial statement impact of adopting EITF 07-1.
Liquidity and Capital Resources
At December 30, 2007, we had approximately $377.5 million in working capital and approximately $307.6 million in cash and cash equivalents, current investments, and long-term investments and approximately $12.1 million of restricted cash placed in escrow which is included in other assets. At July 1, 2007, we had approximately $328.5 million in working capital and approximately $271.3 million in cash and cash equivalents and current investments and approximately $24.3 million of restricted cash placed in escrow which is included in other assets. We have primarily funded our cash needs from continuing operations. As part of our commitment to the growth and diversification of storage networking infrastructure solutions, we currently plan to continue our strategic investment in research and development, sales and marketing, capital equipment, and facilities. We may also consider future acquisitions in order to achieve our goals.
In addition, in December 2006, we announced our Board of Directors had authorized the repurchase of up to $150 million of our outstanding common stock over the next two years. As of December 30, 2007, we have approximately $39.9 million still available under this program that may be utilized.
We believe that our existing cash and cash equivalents, investments, and anticipated cash flows from operating activities will be sufficient to support our working capital needs, capital expenditure requirements, and our growth and diversification strategy for at the least the next 12 months. We currently do not have any outstanding lines of credit or other borrowings.
Cash provided by operating activities during the six months ended December 30, 2007 was approximately $83.3 million compared to the six months ended December 31, 2006 of approximately $61.3 million. The net increase in cash provided by operations was primarily due to higher net income and lower inventories as a result of our focused efforts on consolidating and streamlining our supply chain for the six months ended December 30, 2007.
Investing activities yielded approximately $6.8 million of cash during the six months ended December 30, 2007 compared to cash yielded of approximately $55.0 million for the six months ended December 31, 2006. The current period addition to cash from investing activities was mainly due to timing of maturities of investments which were not reinvested, partially offset by higher property and equipment expenditures primarily for the facilities in Roseville, California.
Cash used in financing activities for the six months ended December 30, 2007 was approximately $33.9 million compared to cash used of approximately $226.2 million for the six months ended December 31, 2006. The current period usage of cash was primarily due to the purchase of treasury stock of approximately $40.0 million. In the six months ended December 31, 2006, we extinguished the 0.25% convertible subordinated notes of approximately $236.0 million.

We have disclosed outstanding legal proceedings in Note 6 to our condensed consolidated financial statements. Currently, we believe the final resolution of outstanding litigation will not have a material adverse effect on the Company’s liquidity or capital resources.
The following summarizes our contractual obligations as of December 30, 2007, and the effect such obligations are expected to have on our liquidity in future periods:

	Payments Due by Period
	(in thousands)
		Remaining
	Total	2008	2009	2010	2011	2012	Thereafter

Leases (1)	$16,930	$2,141	$4,064	$3,922	$3,848	$2,074	$881
Purchase commitments	42,704	41,099	1,605	—	—	—	—
Other commitments (2)	2,544	2,388	82	39	32	3	—

Total	$62,178	$45,628	$5,751	$3,961	$3,880	$2,077	$881

(1)	Lease payments include common area maintenance (CAM) charges.

(2)	Consists primarily of commitments to purchase non-recurring engineering services but excludes approximately $23.1 million of unrecognized tax benefits under FIN 48 for which we cannot make a reasonably reliable estimate of the period of payment. See Note 9 to our condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
As of December 30, 2007, our investment portfolio consisted primarily of fixed income securities of approximately $182.5 million. We have the positive intent and ability to hold these securities to maturity. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of December 30, 2007, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows. However, if interest rates decreased and securities within our portfolio matured and were re-invested in securities with lower interest rates, interest income would decrease in the future.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended December 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On or about July 17, 2006, Emulex assigned to the class action plaintiffs any IPO claims that Emulex (Vixel) had against RBC Dain Rauscher in the IPO litigation, as required by the settlement agreement. On December 5, 2006, the Second Circuit Court of Appeals issued a decision reversing Judge Scheindlin’s class certification decision. On about January 6, 2007, Emulex assigned to the class action plaintiffs any IPO claims that Emulex (Vixel) had against The Bear Stearns Companies Inc. and Bear Stearns & Co. Inc. in the IPO litigation, as required by the settlement agreement. On April 6, 2007, the Second Circuit denied the plaintiffs’ petition for rehearing of the decision denying class certification. During April 2007, counsel for Emulex and other Issuers informed Judge Scheindlin that, in light of the Second Circuit opinion, the settlement agreement could not be approved because the defined settlement class, like the litigation class, did not meet the Second Circuit requirements for certification. Judge Scheindlin held a conference on May 30, 2007 to consider issues relating to the class definitions, the statute of limitations, settlement, and discovery. On June 25, 2007, Judge Scheindlin signed a Stipulation and Order submitted by the parties which terminated the June 10, 2004 Stipulation and Agreement of Settlement with Defendant Issuers and Individuals. On June 26, 2007, a document production request from the plaintiffs to all 298 issuers (including Vixel) was received, covering documents from each issuer’s inception through December 31, 2001. In September 2007, due to the expiration of the tolling agreements, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements until August 27, 2010. On December 19, 2007, the issuers and their respective insurers entered into an Insurers-Insureds Agreement (replacing an earlier agreement), which provides for the insurers to pay for certain defense costs under applicable issurer insurance policies. On December 21, 2007, issuer defendants filed an opposition to plaintiffs’ motion for class certification of certain focus cases.
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
The markets for our products are highly competitive and are characterized by rapid technological advances, price erosion, frequent new product introductions, and evolving industry standards. We expect that our markets will continue to attract new competition. Our current and potential competition consists of major domestic and international companies, some of which have substantially greater financial, technical, marketing, and distribution resources than we have. Additional companies, including but not limited to our suppliers, strategic partners, Original Equipment Manufacturer (OEM) customers, and emerging companies, may enter the markets for our storage networking products and new or stronger competitors may emerge as a result of consolidation movements in the marketplace. Additionally, our existing competitors continue to introduce products with improved price/performance characteristics, and we may have to do the same to remain competitive. Furthermore, competitors may introduce new products to the market before we do, and thus obtain a first to market advantage over us. Increased competition could result in increased price competition, reduced revenues, lower profit margins or loss of market share, any of which could have a material adverse effect on our business, results of operations, and financial condition.
Alternative legacy technologies such as small computer system interface (SCSI) and port bypass circuits (PBCs) compete with our Fibre Channel input/output (I/O) and embedded storage products, respectively, for customers. Our success depends in part on our ability and on the ability of our OEM customers to develop storage networking solutions that are competitive with these alternative legacy technologies. Additionally, in the future other technologies that we are not currently developing may evolve to address the storage networking applications currently served by our products today, reducing our market opportunity.
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
The size of our potential market is largely dependent on the overall demand for storage in general, and in particular upon the broadening acceptance of our storage networking technologies. We believe that our investment in multi protocol solutions that address the high performance needs of the storage networking market provides the greatest opportunity for our revenue growth and profitability for the future. However, the market for storage networking products may not gain broader acceptance and customers may choose alternative technologies that we are not investing in, and/or products supplied by other companies. Interest continues for other storage networking technologies such as Internet SCSI (iSCSI), which may satisfy some I/O connectivity requirements through standard Ethernet adapters and software at little to no incremental cost to end users, or through iSCSI Host Bus Adapters (HBAs) that provide bundled offload engine hardware and software. Such iSCSI solutions compete with our Host Server Products, particularly in the low end of the market. In addition, other technologies such as PBCs and serial attached SCSI (SAS) compete with our embedded storage products today, and we may not be able to develop products fast enough, or cost effective enough to compete in this market. Furthermore, since our products are sold as parts of integrated systems, demand for our products is driven by the demand for these integrated systems, including other companies’ complementary products. A lack of demand for the integrated systems or a lack of complementary products required for these integrated systems to be deployed could have a material adverse effect on our business, results of operations, and financial condition. If the storage networking market does not grow, or grows more slowly than we anticipate, attracts more competitors than we expect, as discussed below, or if our products do not achieve continued market acceptance, our business, results of operations, and financial condition could be materially adversely affected.
Because a significant portion of our revenues is generated from sales to a limited number of customers, none of which are the subject of exclusive or long-term contracts, the loss of one or more of these customers, or our customers’ failure to make timely payments to us, could adversely affect our business.
We rely almost exclusively on OEMs and sales through distribution channels for our revenue. For the three and six month periods ended December 30, 2007, we derived approximately 74% and 72% of our net revenues from sales to OEM customers and approximately 26% and 28% from sales through distribution, respectively. Furthermore, as some of our sales through distribution channels consist of OEM products, OEM customers effectively generated more than 91% and 90% of our revenue for the three and six month periods ended December 30, 2007, respectively. We may be unable to retain our current OEM and distributor customers or to recruit additional or replacement customers.
Although we have attempted to expand our base of customers, including customers for embedded storage products, we believe our revenues in the future will continue to be similarly derived from a limited number of customers. In addition, both Aarohi Communications, Inc. (Aarohi) and Sierra Logic, Inc. (Sierra Logic) targeted many of the same customers, thereby increasing our concentration with these customers. As a result, to the extent that sales to any of our significant customers do not increase in accordance with our expectations or are reduced or delayed, our business, results of operations, and financial condition could be materially adversely affected.
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
Our revenues and results of operations have varied on a quarterly basis in the past and may vary significantly in the future. Accordingly, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful, and you should not rely on such comparisons as indications of our future performance. We may be unable to maintain our current levels of growth or profitability in the future. Our revenues and results of operations are difficult to forecast and could be adversely affected by many factors, including, but not limited to:
•	changes in the size, mix, timing and terms of OEM and/or other customer orders;

•	changes in the sales and deployment cycles for our products and/or desired inventory levels for our products;

•	acquisitions or strategic investments by our customers, competitors or us;

•	timing and market acceptance of new or enhanced product introductions by us, our OEM customers and/or competitors;

•	market share losses or difficulty in gaining incremental market share;

•	fluctuations in product development, procurement, resource utilization and other operating expenses;

•	component shortages;

•	reduced demand from our customers if there is a shortage of, or difficulties in acquiring, components or other products, such as Fibre Channel or serial advanced technology attachment (SATA) disk drives and optical modules, used in conjunction with our products in the deployment of systems;

•	inability of our electronics manufacturing service providers to produce and distribute our products in a timely fashion;

•	difficulties with updates, changes or additions to our information technology systems;

•	breaches of our network security, including viruses;

•	changes in general social and economic conditions, including but not limited to natural disasters, terrorism, public health crises, slower than expected market growth, reduced economic activity, delayed economic recovery, loss of consumer confidence, increased energy costs, adverse business conditions and liquidity concerns, concerns about inflation or deflation, and reduced business profits and capital spending, with resulting changes in customer technology budgeting and spending;

•	changes in technology, industry standards or consumer preferences;

•	seasonality; and

•	changes in our accounting or other policies resulting from the adoption of new laws, regulations or pronouncements.
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
Historically, the electronics industry has developed higher performance application specific integrated circuits (ASICs) that create chip level solutions that replace selected board level or box level solutions at a significantly lower average selling price. We have previously experienced this trend and expect it to continue in the future. If this transition is more abrupt or is more widespread than anticipated, there can be no assurance that we will be able to modify our business model in a timely manner, if at all, in order to mitigate the effects of this transition on our business, results of operations, and financial position.
If customers elect to utilize lower end HBAs in higher end environments or applications, our business could be negatively affected.
We supply three families of HBAs that target separate high-end, midrange and small to medium sized business user (SMB) markets. Historically, the majority of our storage networking revenue has come from our high-end server and storage solutions. In the future, increased revenues are expected to come from dual channel adapters, midrange server, and storage solutions, which have lower average selling prices per port. If customers elect to utilize midrange HBAs in higher end environments or applications, or migrate to dual channel adapters faster than we anticipate, our business could be negatively affected.
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
We rely on third party suppliers for components and the manufacture of our products, and we have experienced delays or difficulty in securing components and finished goods in the past. Delays or difficulty in securing components or finished goods at reasonable cost may be caused by numerous factors including, but not limited to:
•	discontinued production by a supplier;

•	required long-term purchase commitments;

•	undetected errors, failures or production quality issues, including projected failures that may exceed epidemic failure rates specified in agreements with our customers or that may require us to make concessions or accommodations for continuing customer relationships;

•	timeliness of product delivery;

•	sole sourcing and components made by a small number of suppliers, including the inability to obtain components and finished goods at reasonable cost from such sources and suppliers;

•	financial stability and viability of our suppliers and electronics manufacturing service (EMS) providers;

•	changes in business strategies of our suppliers and EMS providers;

•	increases in manufacturing costs due to lower volumes or more complex manufacturing process than anticipated;

•	disruption in shipping channels;

•	natural disasters;

•	inability or unwillingness of our suppliers or EMS providers to continue their business with us;

•	environmental, tax or legislative changes in the location where our products are produced or delivered;

•	difficulties associated with international operations; and

•	market shortages.
There is a risk that we will not be able to retain our current suppliers or change to alternative suppliers. An interruption in supply, the cost of shifting to a new supplier or EMS providers, disputes with suppliers or EMS providers could have a material adverse effect on our business, results of operations, and financial condition.
As we have transitioned the material procurement and management for our key components used in our board or box level products to our EMS providers, we face increasing risks associated with ensuring product availability. Further, an adverse inventory management control issue by one or more of our third party suppliers could have a material adverse effect on our business, results of operations, and financial condition. We also purchase ASIC components from sole source suppliers, including LSI Corporation, Marvell Technology Group Ltd., and Intel Corporation, who in turn rely on a limited number of their suppliers to manufacture ASICs, all of which create risks in assuring such component availability.
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
Certain of our software (as well as that of our customers) may be derived from so-called “open source” software that is generally made available to the public by its authors and/or other third parties. Such open source software is often made available to us under licenses, such as the GNU General Public License (GPL), which impose certain obligations on us in the event we were to distribute derivative works of the open source software. These obligations may require us to make source code for the derivative works available to the public, and/or license such derivative works under a particular type of license, rather than the forms of licenses customarily used to protect our intellectual property. In the event the copyright holder of any open source software were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be required to release the source code of that work to the public and/or stop distribution of that work.

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
For the three and six month periods ended December 30, 2007, sales in the United States accounted for approximately 40% and 41% of our total net revenues, sales in the Pacific Rim countries accounted for approximately 25% and 26%, and sales in Europe and the rest of the world accounted for approximately 35% and 33% of our total net revenues, respectively, based on bill to address. We expect that our sales will be similarly distributed for the foreseeable future. However, because we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our sales may not be reflective of the geographic mix of end-user demand or installations. All of our sales are currently denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. Additionally, a significant portion of our products is produced at our EMS providers’ production facilities in Mexico and Malaysia. As a result, we are subject to the risks inherent in international operations. Our international business activities could be affected, limited or disrupted by a variety of factors, including, but not limited to:
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
We may pursue acquisitions or strategic investments that could provide new technologies, products, or service offerings. Future acquisitions or strategic investments may negatively impact our results of operations as a result of operating losses incurred by the acquired entity, the use of significant amounts of cash, potentially dilutive issuances of equity or equity-linked securities, incurrence of debt, amortization of intangible assets with determinable lives, or impairment of intangible assets. Furthermore, we may incur significant expenses pursuing acquisitions or strategic investments that ultimately may not be completed. Moreover, to the extent that any proposed acquisition or strategic investment that is not favorably received by stockholders, analysts and others in the investment community, the price of our stock could be adversely affected. In addition, acquisitions or strategic investments involve numerous risks, including, but not limited to:
•	difficulties in the assimilation of the operations, technologies, products, and personnel of the acquired company;

•	purchased technology that is not adopted by customers in the way or the time frame we anticipated;

•	diversion of management’s attention from other business concerns;

•	risks of entering markets in which we have limited or no prior experience;

•	risks associated with assuming the legal obligations of the acquired company;

•	minority interest in a company, resulting from a strategic investment, that could have an impact on our results;

•	risks related to the effect that the acquired company’s internal control processes might have on our financial reporting and management’s report on our internal controls over financial reporting;

•	potential loss of key employees of the company we invested in or acquired;

•	risks related to companies we invest in not being able to secure additional funding, obtain favorable investment terms for future financings, or to take advantage of liquidity events such as initial public offerings, mergers, and private sales;

•	there may exist unknown defects of an acquired company’s products or assets that may not be identified due to the inherent limitations involved in the due diligence process of an acquisition; and

•	changes in generally accepted accounting principles regarding the accounting treatment for acquisitions to less favorable treatment than is currently allowed.

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
The stock market in general and the stock prices in technology based companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. For example, during calendar year 2007, the closing sales price of our common stock ranged from a low of $16.09 per share to a high of $23.62 per share. Factors that could have a significant impact on the market price of our stock include, but are not limited to, the following:
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
The continued threat of terrorism, military action, and heightened security measures in response to the threat of terrorism may cause significant disruption to commerce in some of the geographic areas in which we operate. Additionally, it is uncertain what impact the reactions to such events by various governmental agencies and security regulators worldwide will have on shipping costs. To the extent that such disruptions result in delays or cancellations of customer orders, delays in collecting cash, a general decrease in corporate spending on information technology, or our inability to effectively market, manufacture, or ship our products, our business, financial condition, and results of operations could be materially and adversely affected. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have any long-term material adverse effect on our business, results of operations, or financial condition.

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
We are subject to income taxes in both the United States and international jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions where the ultimate tax determination is uncertain. Additionally, our calculations of income taxes are based on our interpretations of applicable tax laws in the jurisdictions in which we file. Although we believe our tax estimates are reasonable, there is no assurance that the final determination of our income tax liability will not be materially different than what is reflected in our income tax provisions and accruals. Should additional taxes be assessed as a result of new legislation, an audit or litigation, or if our effective tax rate should change as a result of changes in federal, international or state and local tax laws, or if we were to change the locations where we operate, there could be a material adverse effect on our income tax provision and net income in the period or periods in which that determination is made, and potentially to future periods as well.

We may need additional capital in the future and such additional financing may not be available on favorable terms.
While we believe we have adequate working capital to meet our expected cash requirements for the next 12 months, we may need to raise additional funds through public or private debt or equity financings in order to, without limitation:
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
We did not repurchase any of our common stock during the three months ended December 30, 2007. There were no sales of unregistered securities during such period.
Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
	Total Number	Average	Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased under the
Period	Purchased	per Share	Or Programs	Plans or Programs
October 1 — October 28, 2007	—	—	—	$39,913,000
October 29 — November 25, 2007	—	—	—	$39,913,000
November 26 — December 30, 2007	—	—	—	$39,913,000

Total	—	—	—	$39,913,000

Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of stockholders of the Company was held on November 15, 2007. There were 83,389,376 shares of the Company’s common stock issued, outstanding and entitled to vote at the meeting as of September 24, 2007, the record date. Proxies representing 74,788,097 common shares were received and tabulated. Four proposals were voted on at this meeting. First, the following members were elected to the Company’s Board of Directors to hold office for the ensuing year:

Nominee	In Favor	Withheld
Fred B. Cox	71,872,557	2,915,540
Michael P. Downey	72,853,383	1,934,714
Bruce C. Edwards	73,331,122	1,456,975
Paul F. Folino	72,096,569	2,691,528
Robert H. Goon	72,620,432	2,167,665
Don M. Lyle	72,852,293	1,935,804
James M. McCluney	72,454,187	2,333,910
Dean A. Yoost	73,327,921	1,460,176
The second proposal submitted to the stockholders of the Company was to ratify and approve the Company’s amended and restated 2005 Equity Incentive Plan, including an amendment to increase the number of shares of common stock reserved for issuance thereunder by 1,500,000. The proposal was approved with the following votes:

For	50,611,577
Against	15,227,800
Abstain	64,477
The third proposal submitted to the stockholders of the Company was to ratify and approve the Company’s amended and restated Employee Stock Purchase Plan. The proposal was approved with the following votes:

For	65,141,339
Against	702,578
Abstain	59,937
The fourth proposal submitted to the stockholders of the Company was to ratify the selection of KPMG LLP as the Company’s independent registered public accounting firm for fiscal year 2008. This proposal was approved with the following votes:

For	73,943,824
Against	773,690
Abstain	70,582

Item 6. Exhibits

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit 3.3	Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 29, 2007).

Exhibit 3.4	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.1	Rights Agreement dated January 19, 1989, as amended (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.2	Certificate regarding extension of Final Expiration Date of Rights Agreement dated January 18, 1999 (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-3, filed on May 17, 1999).

Exhibit 10.1	Emulex Corporation 2005 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to Emulex Corporation’s proxy statement on Schedule 14A for the 2007 annual meeting of its stockholders filed with the Securities and Exchange Commission on October 15, 2007).

Exhibit 10.2	Emulex Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix B to Emulex Corporation’s proxy statement on Schedule 14A for the 2007 annual meeting of its stockholders filed with the Securities and Exchange Commission on October 15, 2007).

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: January 30, 2008

EMULEX CORPORATION
By:	/s/ James M. McCluney
James M. McCluney
Chief Executive Officer and President

By:	/s/ Michael J. Rockenbach
Michael J. Rockenbach
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit 3.3	Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 29, 2007).

Exhibit 3.4	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.1	Rights Agreement dated January 19, 1989, as amended (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.2	Certificate regarding extension of Final Expiration Date of Rights Agreement dated January 18, 1999 (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-3, filed on May 17, 1999).

Exhibit 10.1	Emulex Corporation 2005 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to Emulex Corporation’s proxy statement on Schedule 14A for the 2007 annual meeting of its stockholders filed with the Securities and Exchange Commission on October 15, 2007).

Exhibit 10.2	Emulex Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix B to Emulex Corporation’s proxy statement on Schedule 14A for the 2007 annual meeting of its stockholders filed with the Securities and Exchange Commission on October 15, 2007).

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.