Form 10-Q
period 2008-03-30
EMULEX CORP /DE/
filed 2008-04-29
CIK 350917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 30, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☑	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 21, 2008, the registrant had 84,389,394 shares of common stock outstanding.

EMULEX CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	March 30,	July 1,
	2008	2007
Assets

Current assets:
Cash and cash equivalents	$172,448	$69,036
Investments	159,454	202,288
Accounts and other receivables, net of allowance for doubtful accounts of $1,852 and $1,902 as of March 30, 2008 and July 1, 2007, respectively	67,467	67,529
Inventories	15,706	28,973
Prepaid expenses	10,529	4,114
Deferred income taxes	21,972	27,114

Total current assets	447,576	399,054

Property and equipment, net	68,707	64,294
Investments	152	—
Goodwill	75,704	62,347
Intangible assets, net	74,125	108,342
Deferred income taxes	6,603	—
Other assets	16,496	25,440

Total assets	$689,363	$659,477

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$17,479	$19,761
Accrued liabilities	30,062	29,483
Income taxes payable	1	21,285

Total current liabilities	47,542	70,529

Other liabilities	3,053	802
Deferred income taxes	—	6,239
Accrued taxes	21,460	—

Total liabilities	72,055	77,570

Commitments and contingencies (Note 6)

Subsequent event (Note 2)

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	—	—
Common stock, $0.10 par value; 240,000,000 shares authorized; 87,817,311 and 86,906,540 issued at March 30, 2008 and July 1, 2007, respectively	8,782	8,691
Additional paid-in capital	1,071,783	1,045,221
Accumulated deficit	(353,207)	(401,982)
Accumulated other comprehensive income	37	64
Treasury stock, at cost; 5,660,337 and 3,589,278 shares at March 30, 2008 and July 1, 2007, respectively	(110,087)	(70,087)

Total stockholders’ equity	617,308	581,907

Total liabilities and stockholders’ equity	$689,363	$659,477

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 30,	April 1,	March 30,	April 1,
	2008	2007	2008	2007
Net revenues	$127,846	$120,211	$375,538	$343,919
Cost of sales	47,817	49,626	145,840	146,353

Gross profit	80,029	70,585	229,698	197,566

Operating expenses:
Engineering and development	33,031	31,610	95,795	86,487
Selling and marketing	15,613	12,891	42,257	35,027
General and administrative	9,657	7,812	27,034	21,830
Amortization of other intangible assets	2,253	2,563	7,171	9,551
Impairment of other intangible assets	—	2,001	—	2,001
In-process research and development	—	(814)	—	19,825

Total operating expenses	60,554	56,063	172,257	174,721

Operating income	19,475	14,522	57,441	22,845

Nonoperating income, net:
Interest income	2,858	3,655	9,654	16,528
Interest expense	(14)	(41)	(25)	(1,185)
Other income, net	8	21	69	1,016

Total nonoperating income, net	2,852	3,635	9,698	16,359

Income before income taxes	22,327	18,157	67,139	39,204

Income tax provision	6,806	6,771	23,803	22,932

Net income	$15,521	$11,386	$43,336	$16,272

Net income per share:
Basic	$0.19	$0.13	$0.53	$0.19

Diluted	$0.19	$0.13	$0.52	$0.19

Number of shares used in per share computations:
Basic	82,119	84,667	82,152	84,796

Diluted	83,712	86,734	84,103	86,750

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended
	March 30,	April 1,
	2008	2007
Cash flows from operating activities:
Net income	$43,336	$16,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	14,049	13,188
Amortization of discount on convertible subordinated notes	—	823
Share-based compensation expense	21,122	21,327
Amortization of intangible assets	25,482	28,072
In-process research and development	—	19,825
Impairment of intangible assets	3,097	2,001
Loss on disposal of property and equipment	116	180
Deferred income taxes	(5,864)	(4,283)
Excess tax benefit from share-based compensation	(1,252)	(2,009)
Foreign currency adjustments	(75)	(166)
Changes in assets and liabilities:
Accounts and other receivables	62	3,722
Inventories	13,231	(1,040)
Prepaid expenses and other assets	(7,108)	(608)
Accounts payable, accrued liabilities, and other liabilities	(126)	7,438
Accrued taxes	573	—
Income taxes payable	8,469	831

Net cash provided by operating activities	115,112	105,573

Cash flows from investing activities:
Net proceeds from sale of property and equipment	20	16
Additions to property and equipment	(18,538)	(8,212)
Purchases of investments	(687,706)	(1,803,746)
Maturities of investments	730,388	1,978,318
Investment in privately-held company	(2,500)	(4,975)
Payments for purchase of Sierra Logic, Inc., net of cash acquired	—	(134,188)
Restricted cash placed in escrow related to Sierra Logic, Inc. acquisition	—	(24,316)

Net cash provided by investing activities	21,664	2,897

Cash flows from financing activities:
Retirement of convertible subordinated notes	—	(236,000)
Retirement of debt assumed in conjunction with Sierra Logic, Inc. acquisition	—	(3,425)
Repurchase of common stock	(40,000)	(38,050)
Tax withholding payments reimbursed by common stock	(2,338)	—
Proceeds from issuance of common stock under stock plans	7,731	12,801
Excess tax benefit from share-based compensation expense	1,252	2,009

Net cash used in financing activities	(33,355)	(262,665)

Effect of exchange rates on cash and cash equivalents	(9)	10

Net increase (decrease) in cash and cash equivalents	103,412	(154,185)
Cash and cash equivalents at beginning of period	69,036	224,292

Cash and cash equivalents at end of period	$172,448	$70,107

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
1.	Basis of Presentation

In the opinion of management of Emulex Corporation (Emulex or the Company), the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows. Interim results for the three and nine months ended March 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending June 29, 2008. The accompanying condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2007.

Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation.

Supplemental Cash Flow Information

	Nine Months Ended
	March 30,	April 1,
	2008	2007
Cash paid during the period for:
Interest	$25	$342
Income taxes	$25,360	$26,427

Non-cash activities:
Additional goodwill resulting from escrow release as required by the Sierra Logic, Inc. acquisition agreement	$12,138	$—
Capital expenditures included in accounts payable on the Company’s condensed consolidated balance sheets	$78	$875
Direct acquisition costs not paid during the period included in the accounts payable balance on the Company’s condensed consolidated balance sheet	$—	$193
Additions to property and equipment under capital lease obligations	$—	$77
Recently Adopted Accounting Standard

The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), during the nine months ended March 30, 2008. See Note 9.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R). SFAS No. 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development, and restructuring costs. In addition, under SFAS No. 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, which is the Company’s fiscal year beginning June 29, 2009, and will impact the accounting for any business combinations entered into after the effective date.

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

In December 2007, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF No. 07-1), that prohibits companies from applying the equity method of accounting to activities performed outside a separate legal entity by a virtual joint venture. Instead, revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators based on the criteria in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and other applicable accounting literature. The consensus should be applied to collaborative arrangements in existence at the date of adoption using a modified retrospective method that requires reclassification in all periods presented for those arrangements still in effect at the transition date, unless that application is impracticable. The consensus is effective for fiscal years beginning after December 15, 2008, which is the Company’s fiscal year beginning June 29, 2009. The Company is in the process of studying the potential financial statement impact of adopting EITF No. 07-1.

2.	Business Combination

On October 2, 2006, the Company acquired 100% of the outstanding common shares of Sierra Logic, Inc. (Sierra Logic), a privately-held supplier of embedded products for storage networking equipment located in Roseville, California. The Company accounted for the acquisition using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The aggregate purchase price to date is approximately $159.2 million, which includes approximately $12.1 million released from escrow during the three months ended September 30, 2007, in accordance with the acquisition agreement, and approximately $8.3 million in unvested stock, which was issued upon acquisition and is being recognized as post-acquisition compensation expense. Approximately $12.1 million remains in escrow and is deemed to be contingent consideration, which is included in other assets. The contingent consideration relates to certain standard representations and warranties defined in the escrow agreement and are expected to be resolved within 18 months from the acquisition date. The Company has allocated the purchase price to the assets acquired and liabilities assumed at estimated fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The final purchase price allocation, other than the approximately $12.1 million in escrow and deemed contingent consideration noted above, has been recorded during the nine months ended March 30, 2008.

On April 10, 2008, the Company released the remaining approximately $12.1 million in escrow in accordance with the escrow agreement.

3.	Inventories

Inventories are summarized as follows:

	March 30,	July 1,
	2008	2007
	(in thousands)
Raw materials	$3,040	$11,128
Finished goods	12,666	17,845

	$15,706	$28,973

4. Goodwill and Intangible assets, net
     The activity in goodwill during the nine months ended March 30, 2008 is as follows:

Carrying
Amount
(in thousands)
Goodwill, as of July 1, 2007	$62,347
Escrow release as required by Sierra Logic acquisition agreement	12,138
Purchase price allocation refinements	1,219

Goodwill, as of March 30, 2008	$75,704

Purchase price allocation refinements are mainly tax adjustments related to Sierra Logic acquisition.

Intangible assets, net, are as follows:

	March 30,	July 1,
	2008	2007
	(in thousands)
Intangible assets subject to amortization:
Core technology and patents	$92,276	$95,471
Accumulated amortization, core technology and patents	(73,912)	(65,347)
Developed technology	77,313	81,982
Accumulated amortization, developed technology	(29,362)	(19,731)
Customer relationships	38,676	40,608
Accumulated amortization, customer relationships	(32,499)	(27,170)
Tradename	4,643	4,896
Accumulated amortization, tradename	(3,010)	(2,546)
Covenants not-to-compete	516	3,575
Accumulated amortization, covenants not-to-compete	(516)	(3,396)

	$74,125	$108,342

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

The intangible assets subject to amortization are being amortized on a straight-line basis over original lives ranging from approximately two to seven years. Aggregated amortization expense for intangible assets for the three months ended March 30, 2008 and April 1, 2007, was approximately $7.9 million and $9.9 million, respectively. Aggregated amortization expense for intangible assets for the nine months ended March 30, 2008 and April 1, 2007, was approximately $25.5 million and $28.1 million, respectively.

Amortization expense of approximately $5.6 million and $7.3 million related to core and developed technology is included in cost of sales in the accompanying condensed consolidated statements of income for the three months ended March 30, 2008 and April 1, 2007, respectively. Amortization expense related to core and developed technology included in cost of sales for the nine months ended March 30, 2008 and April 1, 2007, was approximately $18.3 million and $18.5 million, respectively.

The following table presents the estimated future aggregated amortization expense of intangible assets as of March 30, 2008 (in thousands):

2008 (remaining 3 months)	$6,819
2009	24,270
2010	21,725
2011	17,726
2012	3,585
Thereafter	—

$74,125

5.	Accrued Liabilities

Components of accrued liabilities are as follows:

	March 30,	July 1,
	2008	2007
	(in thousands)
Payroll and related costs	$14,897	$15,879
Employee stock purchase plan contributions	2,560	1,256
Warranty liability	4,065	3,832
Deferred revenue and accrued rebates	5,260	3,724
Accrued advertising and promotions	1,278	839
Accrued property, sales, and franchise taxes	915	1,710
Other	1,087	2,243

	$30,062	$29,483

The Company provides a warranty of between one and five years on its products. The Company records a provision for estimated warranty-related costs at the time of sale based on historical product return rates and the Company’s estimates of expected future costs of fulfilling its warranty obligations. Changes to the warranty liability were:

	Three Months Ended		Nine Months Ended
	March 30,	April 1,	March 30,	April 1,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Balance at beginning of period	$3,773	$3,855	$3,832	$2,949
Accrual for warranties issued	831	534	2,328	2,908
Changes to pre-existing warranties (including changes in estimates)	(349)	—	(1,001)	—
Settlements made (in cash or in kind)	(190)	(789)	(1,094)	(2,257)

Balance at end of period	$4,065	$3,600	$4,065	$3,600

6.	Commitments and Contingencies

Litigation

On November 15, 2001, prior to the Company’s acquisition of Vixel Corporation, a securities class action was filed in the United States District Court in the Southern District of New York as Case No. 01 CIV. 10053 (SAS), Master File No. 21 MC92 (SAS) against Vixel and two of its officers and directors (one of which is James M. McCluney, the Company’s current Chief Executive Officer and President) and certain underwriters who participated in the Vixel initial public offering in late 1999. The amended complaint alleges violations under Section 10(b) of the Exchange Act and Section 11 of the Securities Act and seeks unspecified damages on behalf of persons who purchased Vixel stock during the period October 1, 1999 through December 6, 2000. In October 2002, the parties agreed to toll the statute of limitations with respect to Vixel’s officers and directors until September 30, 2003, and on the basis of this agreement, Vixel’s officers and directors were dismissed from the lawsuit without prejudice. During June 2003, Vixel and the other issuer defendants in the action reached a tentative settlement with the plaintiffs that would, among other things, result in the dismissal with prejudice of all claims against the defendants and their officers and directors. In connection with the possible settlement, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements so that they would not expire prior to any settlement being finalized. Although Vixel approved this settlement proposal in principle, it remained subject to a number of procedural conditions, as well as formal approval by the court. On August 31, 2005, a Preliminary Order In Connection With Settlement Proceedings was issued by the court which among other items, set a date for a Settlement Fairness Hearing held on April 24, 2006, and the form of notice to the Settlement Classes of the Issuers’ Settlement Stipulation. In December 2005, the settlement notices authorized by the court were sent to former Vixel stockholders and the web site www.iposecuritieslitigation.com was created for claimants, as well as a March 24, 2006 objection deadline. At the Settlement Fairness Hearing held on April 24, 2006, the court raised the following primary issues: (1) the (possible) change in value of the settlement since preliminary approval, and whether the benefits of the settlement should be evaluated at the time of approval or at the time of negotiation; (2) how the class certification argument before the Second Circuit Court of Appeals could or would affect the fairness of the settlement; (3) how to evaluate the intangible benefits of the settlement to the class members; and (4) how to value the $1 billion guarantee (for the consolidated litigation involving Vixel and 297 other Issuers) by insurers in the stipulation and agreement of settlement in light of the underwriters’ potential future settlements. The Court did not rule on April 24, 2006 on the motion for final approval or objections. On June 6, 2006, the Second Circuit Court of Appeals held oral arguments on the appeal by the underwriters of Judge Scheindlin’s class certification decision. On or about July 17, 2006, Emulex assigned to the class action plaintiffs any IPO claims that Emulex (Vixel) had against RBC Dain Rauscher in the IPO litigation, as required by the settlement agreement. On December 5, 2006, the Second Circuit Court of Appeals issued a decision reversing Judge Scheindlin’s class certification decision. On December 14, 2006, Judge Scheindlin issued an order to stay all proceedings pending a decision from the Second Circuit on whether it will hear further argument. On about January 6, 2007, Emulex assigned to the class action plaintiffs any IPO claims that Emulex (Vixel) had against The Bear Stearns Companies Inc. and Bear Stearns & Co. Inc. in the IPO litigation, as required by the settlement agreement. On April 6, 2007, the Second Circuit denied the plaintiffs’ petition for rehearing of the decision denying class certification. During April 2007, counsel for Emulex and other Issuers informed Judge Scheindlin that, in light of the Second Circuit opinion, the settlement agreement could not be approved because the defined settlement class, like the litigation class, did not meet the Second Circuit requirements for certification. Judge Scheindlin held a conference on May 30, 2007 to consider issues relating to the class definitions, the statute of limitations, settlement, and discovery. On June 25, 2007, Judge Scheindlin signed a Stipulation and Order submitted by the parties which terminated the June 10, 2004 Stipulation and Agreement of Settlement with Defendant Issuers and Individuals. On June 26, 2007, a document production request from the plaintiffs to all 298 issuers (including Vixel) was received, covering documents from each issuer’s inception through December 31, 2001. In September 2007, due to the expiration of the tolling agreements, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements until August 27, 2010. On December 19, 2007, the issuers and their respective insurers entered into an Insurers-Insureds Agreement (replacing an earlier agreement), which provides for the insurers to pay for certain defense costs under applicable issurer insurance policies. On December 21, 2007, issuer defendants filed an opposition to plaintiffs’ motion for class certification of certain focus cases. On March 26, 2008, defendants’ motion to dismiss was denied except to certain claims by plaintiffs who did not suffer damages or whose claims were time barred.

In addition to the ongoing litigation discussed above, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of the open matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Other Commitments and Contingencies

The Company has entered into various agreements for purchases of inventory. As of March 30, 2008, the Company’s purchase obligation associated primarily with inventory was approximately $43.5 million.

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

On December 5, 2006, the Company’s Board of Directors authorized the repurchase of up to $150 million of its outstanding common stock over the next two years. The Company may repurchase shares from time-to-time in open market purchases or privately negotiated transactions. The share repurchases will be financed by available cash balances and cash from operations. For the nine months ended March 30, 2008, the Company has repurchased 2,071,059 shares of its common stock under this program for an aggregate purchase price of approximately $40.0 million for an average of $19.31 per share. Approximately $39.9 million is available under this program as of March 30, 2008.

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

As of March 30, 2008, the Company had three stock-based plans for employees and directors that are open for future grant awards, the 2005 Equity Incentive Plan (Equity Incentive Plan), the 1997 Stock Award Plan for Non-Employee Directors (Director Plan), and the Emulex Corporation Employee Stock Purchase Plan (Purchase Plan). In addition, the Company had eight stock-based plans, including six plans assumed in connection with prior acquisitions, the Sierra Logic, Inc. 2001 Stock Option Plan, the Aarohi Communications, Inc. 2001 Stock Option Plan, the Vixel Corporation Amended and Restated 1995 Stock Option Plan, the Vixel Corporation 1999 Equity Incentive Plan, the Vixel Corporation 2000 Non-Officer Equity Incentive Plan, and the Giganet, Inc. 1995 Stock Option Plan (such eight plans known as All Other Plans), each of which is closed for future grants but has options outstanding. Available for future awards are 1,928,901 shares under the Equity Incentive Plan, 255,000 shares under the Director Plan, and 636,237 shares under the Purchase Plan.

Aggregate amounts recognized in the condensed consolidated financial statements with respect to these plans are as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 30,	April 1,	March 30,	April 1,
	2008	2007	2008	2007
	(in thousands)
Total cost of stock-based payment plans during the period	$7,037	$7,734	$21,087	$21,352
Amounts capitalized in inventory during the period	(126)	(160)	(402)	(491)
Amounts recognized in income for amounts previously capitalized in inventory	120	210	437	466

Amounts charged against income, before income tax benefit	$7,031	$7,784	$21,122	$21,327

Amount of related income tax benefit recognized in income	$1,799	$2,092	$5,412	$5,706

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
The assumptions utilized to compute the fair value of stock option grants for the Equity Incentive Plan and the Director Plan for the three and nine months ended March 30, 2008 and April 1, 2007 were:

	Three Months Ended		Nine Months Ended
	March 30,	April 1,	March 30,	April 1,
	2008	2007	2008	2007
Expected volatility	20% — 21%	31% — 33%	20% — 37%	31% — 38%
Weighted average expected volatility	20%	32%	29%	34%
Expected dividends	—	—	—	—
Expected term (in years)	2.4 — 4.4	1.7 — 4.4	2.4 — 4.4	1.4 — 4.4
Weighted average expected term (in years)	3.25	3.25	3.25	3.22
Risk-free rate	1.75% — 2.24%	4.51% — 4.57%	1.75% — 4.17%	4.51% — 4.78%
The assumptions utilized to compute the fair value of stock option grants for the Purchase Plan for the three and nine months ended March 30, 2008 and April 1, 2007 were:

	Three Months Ended		Nine Months Ended
	March 30,	April 1,	March 30,	April 1,
	2008	2007	2008	2007
Expected volatility	32%	29%	32%	29%— 31%
Weighted average expected volatility	32%	29%	32%	30%
Expected dividends	—	—	—	—
Expected term (in years)	0.5	0.2 — 0.5	0.5	0.2 — 0.5
Weighted average expected term (in years)	0.5	0.48	0.5	0.49
Risk-free rate	4.08%	5.08%	4.08%	5.01% —5.08%

A summary of option activity under the plans for the nine months ended March 30, 2008 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
			(in years)	(in millions)
Options outstanding at July 1, 2007	13,512,649	$21.66
Options granted	1,357,850	$16.32
Options exercised	(543,717)	$10.23
Options canceled	(97,481)	$26.78
Options forfeited	(87,763)	$18.43

Options outstanding at March 30, 2008	14,141,538	$21.57	4.31	$16.5

Options vested and expected to vest at March 30, 2008	13,734,754	$21.71	4.28	$16.1

Options exercisable at March 30, 2008	10,979,597	$22.91	4.03	$13.5

A summary of unvested stock activity for the nine months ended March 30, 2008 is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Awards	Value
Awards outstanding and unvested at July 1, 2007	1,314,776	$18.22
Awards granted	1,092,675	$18.73
Awards vested	(351,136)	$18.35
Awards forfeited	(10,850)	$18.51

Awards outstanding and unvested at March 30, 2008	2,045,465	$18.47

As of March 30, 2008, there was approximately $25.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of approximately 1.24 years.

The weighted average grant date fair value of options granted during the nine months ended March 30, 2008 and April 1, 2007 was approximately $3.94 and $4.44, respectively. The weighted average grant date fair value of unvested stock awards granted during the nine months ended March 30, 2008 and April 1, 2007 was approximately $18.73 and $18.28, respectively. The total intrinsic value of stock options exercised during the nine months ended March 30, 2008 and April 1, 2007 was approximately $5.3 million and $13.0 million, respectively. The total fair value of unvested stock awards vested during the nine months ended March 30, 2008 was approximately $6.5 million and there were no awards vested during the nine months ended April 1, 2007.

Cash received from stock option exercises and shares purchased under the Purchase Plan and under stock-based plans for the nine months ended March 30, 2008 and April 1, 2007 were approximately $7.7 million and $12.8 million, respectively. The actual tax benefit realized for the tax deductions from option exercise of stock-based plans was approximately $4.5 million and $4.9 million for the nine months ended March 30, 2008 and April 1, 2007, respectively.

As of March 30, 2008, we anticipate that the number of shares authorized under the Equity Incentive Plan, the Director Plan, the Purchase Plan, and All Other Plans are sufficient to cover future stock option exercises and shares that will be purchased during the next six month option period from May 1, 2008 to October 31, 2008 under the Purchase Plan.

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

As of March 30, 2008, the Company had total unrecognized tax benefits of approximately $21.5 million compared to approximately $24.7 million immediately after the adoption of FIN 48 on July 2, 2007. If fully recognized, approximately $15.3 million of the $21.5 million would impact the Company’s effective tax rate. During the nine months ended March 30, 2008, income tax expense decreased by approximately $2.8 million mainly due to the release of FIN 48 liabilities primarily as a result of the expiration of the statute of limitations. The Company does not expect that the liability for unrecognized tax benefits will change significantly within the next 12 months.

The audit of the Company’s fiscal 2004 Federal income tax return was completed in a prior fiscal year. The Company’s Federal income tax returns for fiscal years 2005 to 2007 and California income tax returns from fiscal years 2003 to 2007 are open as the statute of limitations have not yet expired. The Company is currently under audit by various state taxing authorities, but not any foreign taxing authorities. The Company does not believe that the resolution of these audits will have a material effect on its financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued approximately $0.8 million in interest and penalties related to unrecognized tax benefits accrued as of March 30, 2008 and approximately $0.7 million as of July 2, 2007 (post FIN 48 adoption).

10.	Net Income Per Share

Basic net income per share for the three and nine months ended March 30, 2008 and April 1, 2007, was computed by dividing net income by the weighted average number of common shares outstanding during the period.

Diluted net income per share was computed by dividing net income by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would be outstanding if the dilutive potential common shares from stock-based plans and convertible subordinated notes had been issued. The dilutive effect of outstanding stock options and stock awards is reflected in diluted net income per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	March 30,	April 1,	March 30,	April 1,
	2008	2007	2008	2007
	(in thousands, except per		(in thousands, except per
	share data)		share data)
Numerator — Net income	$15,521	$11,386	$43,336	$16,272

Denominator:
Denominator for basic net income per share — weighted average shares outstanding	82,119	84,667	82,152	84,796
Effect of dilutive securities:
Dilutive options outstanding, unvested stock and ESPP	1,593	2,067	1,951	1,954

Denominator for diluted net income per share — adjusted weighted average shares outstanding	83,712	86,734	84,103	86,750

Basic net income per share	$0.19	$0.13	$0.53	$0.19

Diluted net income per share	$0.19	$0.13	$0.52	$0.19

Antidilutive options excluded from the computations	11,016	9,668	9,892	9,518

Average market price of common stock	$15.32	$18.23	$17.99	$18.08

The antidilutive stock options and stock awards were excluded from the computation of diluted net income per share due to the options’ exercise price being greater than the average market price of the common shares.

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
Actual future results could differ materially from those described in the forward-looking statements as a result of a variety of factors, including those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, and, in particular, those in the section entitled “Risk Factors” in Part II, Item 1A of this Form 10-Q included elsewhere herein. We expressly disclaim any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances. We wish to caution readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. In light of the uncertainty of the economy generally, and the technology and storage segments specifically, it is difficult to determine if past experience is a good guide to the future and makes it impossible to determine if markets will grow or shrink in the short term. In the past, our results have been significantly impacted by a widespread slowdown in technology investment that pressured the storage networking market that is the mainstay of our business. A downturn in information technology spending could adversely affect our revenues and results of operations. As a result of this uncertainty, we are unable to predict with any accuracy what future results might be. Other factors affecting these forward-looking statements include, but are not limited to, the following: slower than expected growth of the storage networking market or the failure of our Original Equipment Manufacturer (OEM) customers to successfully incorporate our products into their systems; our dependence on a limited number of customers and the effects of the loss of, or decrease or delays in orders by, any such customers, or the failure of such customers to make payments; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of our or our OEM customers’ new or enhanced products; the variability in the level of our backlog and the variable and seasonal procurement patterns of our customers; the effects of terrorist activities, natural disasters and any resulting political or economic instability; the highly competitive nature of the markets for our products as well as pricing pressures that may result from such competitive conditions; the effect of rapid migration of customers towards newer, lower cost product platforms; possible transitions from board or box level to application specific computer chip solutions for selected applications; a shift in unit product mix from higher-end to lower-end or mezzanine card products; a decrease in the average unit selling prices or an increase in the manufactured cost of our products; delays in product development; our reliance on third-party suppliers and subcontractors for components and assembly; any inadequacy of our intellectual property protection or the potential for third-party claims of infringement; our ability to attract and retain key technical personnel; our ability to benefit from our research and development activities; our dependence on international sales and internationally produced products; the effect of acquisitions; impairment charges; changes in tax rates or legislation; changes in accounting standards; and the potential effects of global warming and any resulting regulatory changes on our business. These and other factors which could cause actual results to differ materially from those in the forward-looking statements are discussed elsewhere in this Form 10-Q, in our filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

Executive Overview
Emulex creates enterprise-class products that intelligently connect storage, servers and networks - enabling access to information that is open, adaptable and secure. We are a leading supplier of a broad range of advanced storage networking infrastructure solutions. Our products and technologies leverage flexible multi protocol architectures that extend from deep within the storage array to the server edge of storage area networks (SANs). Our storage networking offerings include host bus adapters (HBAs), mezzanine cards for blade servers, embedded storage bridges, routers, and switches, storage Input/Output controllers (IOCs), and intelligent data center networking solutions. HBAs, mezzanine cards, and IOCs are the data communication products that enable servers to connect to storage networks by offloading communication-processing tasks as information is delivered and sent to the storage network. Embedded storage bridges, routers, and switches and IOCs are deployed inside storage arrays, tape libraries and other storage appliances, delivering improved performance, reliability, and storage connectivity. Our intelligent data center networking solutions support enhanced performance and functionality for high performance, converged networking and virtualized storage environments. The world’s largest storage and server OEMs rely on our highly flexible common architecture to establish a robust foundation for cost effectively integrating a wide array of storage protocols, standards, and speeds.
We rely almost exclusively on OEMs and sales through distribution channels for our revenue. Our OEM customers include the world’s leading server and storage providers, including Dell Inc. (Dell), EMC Corporation (EMC), Fujitsu Ltd. (Fujitsu), Fujitsu Siemens Computers (Fujitsu Siemens), Groupe Bull (Bull), Hewlett-Packard Company (Hewlett-Packard), Hitachi Limited (Hitachi), International Business Machines Corporation (IBM), LSI Corporation (LSI), NEC Corporation (NEC), Network Appliance, Inc. (Network Appliance), Quantum Corporation (Quantum), Sun Microsystems, Inc. (Sun), Unisys Corporation (Unisys), and Xyratex Ltd. (Xyratex). Our distribution partners include Avnet, Inc. (Avnet), Bell Microproducts, Inc. (Bell Microproducts), Info X Technology Solutions (Info X), Ingram Micro Inc. (Ingram Micro), Macnica Networks Corporation (Macnica), Netmarks Inc. (Netmarks), Tech Data Corporation (Tech Data), and Tokyo Electron Device Ltd. (TED). The market for storage networking infrastructure solutions is concentrated among large OEMs, and as such, a significant portion of our revenues are generated from sales to a limited number of customers.
We believe that growth and diversification by investing in next generation storage networking infrastructure solutions are required in order to grow revenue, increase earnings, and increase shareholder value. Our growth and diversification strategy within our single business segment is driven through three market focused product lines — Host Server Products (HSP), Embedded Storage Products (ESP), and Intelligent Network Products (INP). HSP mainly consists of our standard HBAs, custom form factor mezzanine cards for blade servers, and application specific integrated circuits (ASICs) used in server applications. ESP mainly consists of our Fibre Channel (FC) to serial advanced technology attachment (SATA) bridges and routers, Fibre Channel embedded switches, and single and multi protocol embedded controller products for enterprise class storage systems. INP mainly consists of Converged Network Adapters (CNAs), IOCs, or mezzanine cards. These products address the rapid expansion of converged networking and networked storage deployment driven by the increased adoption of server virtualization that expands the reach of Fibre Channel SANs beyond the data center with solutions designed to take advantage of rapidly improving economics of 10 gigabits per second (Gb/s) Ethernet technologies.
We believe the product lines will benefit from the overall visibility and access to our total customer and market base, as well as our ability to leverage our core technology platforms to create products that are tailored to meet the specific requirements of their market. We plan to continue to invest in research and development, sales and marketing, and capital equipment in order to achieve our goal. As of March 30, 2008, we had a total of 829 employees worldwide.
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

Results of Operations
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements included elsewhere herein.

	Percentage of Net Revenues		Percentage of Net Revenues
	Three Months Ended		Nine Months Ended
	March 30,	April 1,	March 30,	April 1,
	2008	2007	2008	2007

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	37.4	41.3	38.8	42.6

Gross profit	62.6	58.7	61.2	57.4

Operating expenses:
Engineering and development	25.8	26.3	25.5	25.1
Selling and marketing	12.2	10.7	11.3	10.2
General and administrative	7.6	6.5	7.2	6.3
Amortization of other intangible assets	1.8	2.1	1.9	2.8
Impairment of other intangible assets	—	1.7	—	0.6
In-process research and development	—	(0.7)	—	5.8

Total operating expenses	47.4	46.6	45.9	50.8

Operating income	15.2	12.1	15.3	6.6

Nonoperating income, net:
Interest income	2.2	3.0	2.6	4.8
Interest expense	—	—	—	(0.3)
Other income, net	—	—	—	0.3

Total nonoperating income, net	2.2	3.0	2.6	4.8

Income before income taxes	17.4	15.1	17.9	11.4

Income tax provision	5.3	5.6	6.4	6.7

Net income	12.1%	9.5%	11.5%	4.7%

Three months ended March 30, 2008, compared to three months ended April 1, 2007
Net Revenues. Net revenues for the third quarter of fiscal 2008 ended March 30, 2008, increased by approximately $7.6 million, or 6%, to approximately $127.8 million, compared to approximately $120.2 million for the same quarter of fiscal 2007 ended April 1, 2007.
Net Revenues by Product Line
From a product line perspective, the majority of our net revenues were generated from our HSPs for the three months ended March 30, 2008 and April 1, 2007. The following chart details our net revenues by product line for the three months ended March 30, 2008 and April 1, 2007:

	Net Revenues by Product Line
	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	March 30,	of Net	April 1,	of Net	Increase/	Percentage
(in thousands)	2008	Revenues	2007	Revenues	(Decrease)	Change

Host Server Products	$85,083	67%	$87,017	73%	$(1,934)	(2%)
Embedded Storage Products	42,493	33%	32,889	27%	9,604	29%
Intelligent Network Products	131	—	—	—	131	nm
Other	139	—	305	—	(166)	(54%)

Total net revenues	$127,846	100%	$120,211	100%	$7,635	6%

Not meaningful (nm).

HSP mainly consists of our standard HBAs, custom form factor mezzanine cards for blade servers, and ASICs used in server applications. The slight decrease in our HSP net revenue for the three month period ended March 30, 2008 compared to the three month period ended April 1, 2007 was mainly due to a decrease of approximately 6% in average selling price (ASP) of our LightPulse and other HSPs, excluding IOCs, partially offset by an increase of approximately 4% in units shipped.
ESP mainly consists of our FC to SATA bridges and routers, Fibre Channel embedded switches, and single and multi protocol embedded controller products for enterprise class storage systems. The significant increase in our ESP net revenue for the three month period ended March 30, 2008 compared to the three month period ended April 1, 2007 was mainly due to an increase in units shipped of approximately 49% partially offset by a decrease in average selling price of approximately 13%.
INP consists of CNAs, IOCs, or mezzanine cards. INP is developing technology based on the emerging Fibre Channel over Ethernet (FCoE) standard that enables converged 10 Gb/s Ethernet networks. Our Other category mainly consists of legacy and other products.
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

	Net Revenues by Major Customers
	Direct Revenues		Total Direct and Indirect Revenues (2)
	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
Net revenue percentage (1):
OEM:
EMC	—	—	16%	17%
Hewlett-Packard	14%	13%	14%	13%
IBM	17%	20%	25%	25%
Other:
Info X	11%	16%	—	—

(1)	Amounts less than 10% are not presented.

(2)	Customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.
Direct sales to our top five customers accounted for approximately 58% of total net revenues for the three months ended March 30, 2008, compared to approximately 61% for the three months ended April 1, 2007. We expect to be similarly concentrated in the future. Our net revenues from our customers can be significantly impacted by changes to our customers’ business and their business models.
Net Revenues by Sales Channel
From a sales channel perspective, net revenues generated from OEM customers were approximately 78% of net revenues and sales through distribution were approximately 22% for the three months ended March 30, 2008, compared to approximately 73% and approximately 27%, respectively, for the three months ended April 1, 2007. Net revenues by sales channel were as follows:

	Net Revenues by Sales Channel
	Three Months
	Ended	Percentage	Three Months Ended	Percentage
	March 30,	of Net	April 1,	of Net	Increase/	Percentage
(in thousands)	2008	Revenues	2007	Revenues	(Decrease)	Change

OEM	$99,221	78%	$87,249	73%	$11,972	14%
Distribution	28,626	22%	32,753	27%	(4,127)	(13%)
Other	(1)	—	209	—	(210)	nm

Total net revenues	$127,846	100%	$120,211	100%	$7,635	6%

Not meaningful (nm).
We believe that our net revenues are being generated primarily as a result of product certifications and qualifications with our OEM customers, which take products directly and indirectly through distribution and contract manufacturers. We view product certifications and qualifications as an important indicator of future revenue opportunities and growth for the Company. However, product certifications and qualifications do not necessarily ensure continued market acceptance of our products by our OEM customers. It is also very difficult to determine the future impact, if any, of product certifications and qualifications on our revenues. The increase in OEM net revenues for the three months ended March 30, 2008 compared to the three months ended April 1, 2007 was mainly due to the strength in our ESP OEM net revenues combined with the decrease in the amount of OEM specific products sold through our distribution partners.
Net Revenues by Geographic Territory
For the three months ended March 30, 2008, domestic net revenues decreased by approximately $3.8 million to $49.4 million from $53.1 million in the three months ended April 1, 2007. For the three months ended March 30, 2008, international net revenues (Pacific Rim and Europe and rest of the world) increased by approximately $11.4 million to $78.5 million from $67.1 million in the three months ended April 1, 2007. Our net domestic and international revenues based on billed-to location were as follows:

	Net Domestic and International Revenues
	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	March 30,	of net	April 1,	of Net	Increase/	Percentage
(in thousands)	2008	Revenues	2007	Revenues	(Decrease)	Change

Domestic	$49,357	39%	$53,110	44%	$(3,753)	(7%)
Pacific Rim	32,596	25%	21,929	18%	10,667	49%
Europe and rest of the world	45,893	36%	45,172	38%	721	2%

Total net revenues	$127,846	100%	$120,211	100%	$7,635	6%

We believe the higher growth rate in net international revenue was mainly due to an increase in products being sourced by our customers to locations outside the United States combined with the increase in ESP revenues, which is mainly sourced to international locations. However, as we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.
Gross Profit. Gross profit consists of net revenues less cost of sales. Cost of sales includes the cost of production of finished products, amortization expense related to core technology and developed technology intangible assets as well as support costs and other expenses related to inventory management, manufacturing quality, and order fulfillment. Our gross profit for the three months ended March 30, 2008 and April 1, 2007 were as follows (in thousands):

Gross Profit
Three Months		Three Months
Ended March	Percentage of	Ended April	Percentage of	Increase/	Percentage
30, 2008	Net Revenues	1, 2007	Net Revenues	(Decrease)	Points Change

$80,029	63%	$70,585	59%	$9,444	4%

Cost of sales included approximately $5.6 million and $7.3 million of amortization of technology intangible assets for the three months ended March 30, 2008 and April 1, 2007, respectively. The decrease in amortization of technology intangible assets for the three months ended March 30, 2008 compared to the three months ended April 1, 2007 was mainly due to various core and developed technology intangible assets from prior acquisitions being fully amortized. Approximately $0.3 million and $0.4 million of share-based compensation expense was included in cost of sales for the three months ended March 30, 2008 and April 1, 2007, respectively. Gross margin increased to approximately 63% for the three months ended March 30, 2008, from approximately 59% for the three months ended April 1, 2007, primarily due to our focused efforts on consolidating and streamlining our supply chain and higher dual channel product mix which has a higher gross margin. We anticipate gross margin will trend down over time as lower gross margin but higher volume products such as mezzanine cards for blade servers and embedded storage products become a bigger portion of our business.
Engineering and Development. Engineering and development expenses consisted primarily of salaries and related expenses for personnel engaged in the design, development, and technical support of our products. These expenses included third-party fees paid to consultants, prototype development expenses, and computer service costs related to supporting computer tools used in the engineering and design process. Our engineering and development expense for the three months ended March 30, 2008 and April 1, 2007 were as follows (in thousands):

Engineering and Development
Three Months		Three Months
Ended March	Percentage of	Ended April	Percentage of	Increase/	Percentage
30, 2008	Net Revenues	1, 2007	Net Revenues	(Decrease)	Points Change

$33,031	26%	$31,610	26%	$1,421	—
Engineering and development expenses for the three months ended March 30, 2008 compared to the three months ended April 1, 2007 increased approximately $1.4 million, or 4%, but remained consistent as a percentage of net revenues. Approximately $3.0 million and $3.4 million of share-based compensation expense was included in engineering and development costs for the three months ended March 30, 2008 and April 1, 2007, respectively. As a result of our ongoing growth and diversification strategy, we invested significantly in new product development and related headcount growth. Engineering and development headcount increased to 493 at March 30, 2008 from 440 at April 1, 2007. This expanded headcount resulted in an increase of approximately $1.9 million in salary and related expenses. We will continue to invest in engineering and development activities and anticipate gross dollar expenditures will continue to grow in this area.
Selling and Marketing. Selling and marketing expenses consisted primarily of salaries, commissions, and related expenses for personnel engaged in the marketing and sales of our products, as well as trade shows, product literature, promotional support costs, and other advertising related costs. Our selling and marketing expense for the three months ended March 30, 2008 and April 1, 2007 were as follows (in thousands):

Selling and Marketing
Three Months Ended	Percentage of Net	Three Months Ended	Percentage of Net		Percentage Points
March 30, 2008	Revenues	April 1, 2007	Revenues	Increase/ (Decrease)	Change

$15,613	12%	$12,891	11%	$2,722	1%
Selling and marketing expenses for the three months ended March 30, 2008 compared to the three months ended April 1, 2007 increased approximately $2.7 million, or 21%. Approximately $1.4 million of share-based compensation expense was included in selling and marketing costs for both the three months ended March 30, 2008 and April 1, 2007. As we have expanded our worldwide distribution efforts in connection with our growth and diversification strategy, selling and marketing headcount increased to 142 at March 30, 2008 from 118 at April 1, 2007. This expansion resulted in an increase of approximately $1.2 million in salary and related expenses. The remaining incremental increase in expenses during the current period was primarily related to increases in travel related expenses of approximately $0.4 million and outside services of approximately $0.4 million. We will continue to target advertising, market promotions, and heighten brand awareness of our new and existing products in an effort to provide overall revenue growth. Accordingly, we expect that future selling and marketing expenditures will grow in absolute dollars.

General and Administrative. Ongoing general and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees, and other corporate expenses. Our general and administrative expense for the three months ended March 30, 2008 and April 1, 2007 were as follows (in thousands):

General and Administrative
Three Months Ended	Percentage of Net	Three Months Ended	Percentage of Net		Percentage Points
March 30, 2008	Revenues	April 1, 2007	Revenues	Increase/ (Decrease)	Change

$9,657	8%	$7,812	6%	$1,845	1%
General and administrative expenses for the three months ended March 30, 2008 compared to the three months ended April 1, 2007 increased approximately $1.8 million, or 24%. Approximately $2.3 million and $2.6 million of share-based compensation expense was included in general and administrative costs for the three months ended March 30, 2008 and April 1, 2007, respectively. General and administrative headcount increased to 129 at March 30, 2008 from 110 at April 1, 2007 in order to assure sufficient administrative personnel to support our growth and diversification strategy. This expanded headcount resulted in an increase of approximately $0.6 million in salary and related expenses.
Amortization of Other Intangible Assets. Amortization of other intangible assets includes the amortization of intangible assets such as patents, customer relationships, tradenames, and covenants not-to-compete with estimable lives. Our amortization of expense for the three months ended March 30, 2008 and April 1, 2007 were as follows (in thousands):

Amortization of Other Intangible Assets
Three Months Ended	Percentage of Net	Three Months Ended	Percentage of Net		Percentage Points
March 30, 2008	Revenues	April 1, 2007	Revenues	Increase/ (Decrease)	Change

$2,253	2%	$2,563	2%	$(310)	—
Amortization of other intangible assets for the three months ended March 30, 2008 compared to the three months ended April 1, 2007 decreased approximately $0.3 million, or 12%. The decrease was due primarily to amortization in full of intangible assets acquired in prior acquisitions or impairment of various intangible assets.
Impairment of Other Intangible Assets. Impairment of other intangible assets represents impairment charges recorded in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). Our impairment of other intangible assets for the three months ended March 30, 2008 and April 1, 2007 were as follows (in thousands):

Impairment of Other Intangible Assets
Three Months Ended	Percentage of Net	Three Months Ended	Percentage of Net		Percentage Points
March 30, 2008	Revenues	April 1, 2007	Revenues	Increase/ (Decrease)	Change

$—	—	$2,001	2%	$(2,001)	(2%)
No impairment of other intangible assets was recorded during the three months ended March 30, 2008. During the three months ended April 1, 2007, we recorded an impairment charge of approximately $2.0 million related to the customer relationships intangible asset from the Aarohi acquisition.
In-Process Research and Development. Purchased in-process research and development expense relates to acquisitions. Our in-process research and development expense for the three months ended March 30, 2008 and April 1, 2007 were as follows (in thousands):

In-Process Research and Development
Three Months Ended	Percentage of Net	Three Months Ended	Percentage of Net		Percentage Points
March 30, 2008	Revenues	April 1, 2007	Revenues	Increase/ (Decrease)	Change

$—	—	$(814)	(1%)	$814	1%
No in-process research and development expense was recorded during the three months ended March 30, 2008. The reversal of approximately $0.8 million of IPR&D expense for the Aarohi acquisition during the three months ended April 1, 2007 related to purchase price allocation revisions in accordance with SFAS No. 141.

Nonoperating Income, net. Nonoperating income, net consisted primarily of interest income, interest expense and other non-operating income and expense items. Our nonoperating income, net for the three months ended March 30, 2008 and April 1, 2007 were as follows (in thousands):

		Nonoperating Income, net
Three Months Ended	Percentage of Net	Three Months Ended	Percentage of Net		Percentage Points
March 30, 2008	Revenues	April 1, 2007	Revenues	Increase/ (Decrease)	Change

$2,852	2%	$3,635	3%	$(783)	(1%)
Our nonoperating income, net, for the three months ended March 30, 2008 compared to the three months ended April 1, 2007 decreased approximately $0.8 million, or 22%. The net decrease was mainly due to lower interest rate on investments.
Income Taxes. Income taxes for the three months ended March 30, 2008 and April 1, 2007 were as follows (in thousands):

Income Taxes
Three Months Ended	Percentage of Net	Three Months Ended	Percentage of Net		Percentage Points
March 30, 2008	Revenues	April 1, 2007	Revenues	Increase/ (Decrease)	Change

$6,806	5%	$6,771	6%	$35	(1%)
Income taxes for the three months ended March 30, 2008 compared to the three months ended April 1, 2007 remained virtually unchanged. Our effective tax rate was approximately 30% for the three months ended March 30, 2008 compared to approximately 37% for the three months ended April 1, 2007. The change in our effective tax rate was mainly due to the release of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) liabilities of approximately $2.4 million primarily as a result of the expiration of the statute of limitations during the three months ended March 30, 2008. Our effective tax rate may be higher in the future if the U.S. Federal Government does not extend the Research Tax Credit which expired at the end of calendar 2007.
Nine months ended March 30, 2008, compared to nine months ended April 1, 2007
Net Revenues. Net revenues for the first nine months of fiscal 2008 ended March 30, 2008, increased by approximately $31.6 million, or 9%, to approximately $375.5 million, compared to approximately $343.9 million for the comparable period of fiscal 2007 ended April 1, 2007.
Net Revenues by Product Line
From a product line perspective, the majority of our net revenues were generated from our HSPs for the nine months ended March 30, 2008 and April 1, 2007. The following chart details our net revenues by product line for the nine months ended March 30, 2008 and April 1, 2007:

	Net Revenues by Product Line
	Nine Months		Nine Months
	Ended	Percentage	Ended	Percentage
	March 30,	of Net	April 1,	of Net	Increase/	Percentage
(in thousands)	2008	Revenues	2007	Revenues	(Decrease)	Change

Host Server Products	$268,286	72%	$263,779	77%	$4,507	2%
Embedded Storage Products	106,564	28%	78,985	23%	27,579	35%
Intelligent Network Products	251	—	—	—	251	nm
Other	437	—	1,155	—	(718)	(62%)

Total net revenues	$375,538	100%	$343,919	100%	$31,619	9%

Not meaningful (nm).
HSP net revenue for the nine month period ended March 30, 2008 increased compared to the nine month period ended April 1, 2007 mainly due to an increase in units shipped of approximately 5% partially offset by a decrease of approximately 3% in average selling price of our LightPulse and other HSPs.

ESP net revenue for the nine month period ended March 30, 2008 increased compared to the nine month period ended April 1, 2007 mainly due to an increase in units shipped of approximately 63% partially offset by a decrease in average selling price of approximately 17%.
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

	Net Revenues by Major Customers
	Direct Revenues		Total Direct and Indirect Revenues (2)
	Nine Months	Nine Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007

Net revenue percentage (1):
OEM:
EMC	—	—	19%	17%
Hewlett-Packard	14%	13%	14%	13%
IBM	20%	23%	28%	25%
Other:
Info X	15%	17%	—	—

(1)	Amounts less than 10% are not presented.

(2)	Customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.
Direct sales to our top five customers accounted for approximately 62% of total net revenues for the nine months ended March 30, 2008, compared to approximately 65% for the nine months ended April 1, 2007. We expect to be similarly concentrated in the future. Our net revenues from our customers can be significantly impacted by changes to our customers’ business and their business models.
Net Revenues by Sales Channel
From a sales channel perspective, net revenues generated from OEM customers were approximately 74% of net revenues and sales through distribution were approximately 26% for the nine months ended March 30, 2008, compared to approximately 71% and approximately 29%, respectively, for the nine months ended April 1, 2007. Net revenues by sales channel were as follows:

	Net Revenues by Sales Channel
	Nine Months
	Ended	Percentage	Nine Months Ended	Percentage
	March 30,	of Net	April 1,	of Net	Increase/	Percentage
(in thousands)	2008	Revenues	2007	Revenues	(Decrease)	Change

OEM	$278,100	74%	$245,492	71%	$32,608	13%
Distribution	97,099	26%	98,115	29%	(1,016)	(1%)
Other	339	—	312	—	27	9%

Total net revenues	$375,538	100%	$343,919	100%	$31,619	9%

We believe that our net revenues are being generated primarily as a result of product certifications and qualifications with our OEM customers, which take products directly and indirectly through distribution and contract manufacturers. We view product certifications and qualifications as an important indicator of future revenue opportunities and growth. However, product certifications and qualifications do not necessarily ensure continued market acceptance of our products by our OEM customers. It is also very difficult to determine the future impact, if any, of product certifications and qualifications on our revenues. The increase in OEM net revenues for the nine months ended March 30, 2008 compared to the nine months ended April 1, 2007 was mainly due to the strength in our ESP OEM net revenues, which includes unit volume from the acquisition of Sierra Logic, Inc. (Sierra Logic) in October 2006.
Net Revenues by Geographic Territory
For the nine months ended March 30, 2008, domestic net revenues decreased by approximately $6.9 million to $151.0 million from $157.9 million in the nine months ended April 1, 2007. For the nine months ended March 30, 2008, international net revenues (Pacific Rim and Europe and rest of the world) increased by approximately $38.5 million to $224.5 million, from $186.0 million in the nine months ended April 1, 2007. Our net domestic and international revenues based on billed-to location were as follows:

	Net Domestic and International Revenues
	Nine Months		Nine Months
	Ended	Percentage	Ended	Percentage
	March 30,	of Net	April 1,	of Net	Increase/	Percentage
(in thousands)	2008	Revenues	2007	Revenues	(Decrease)	Change

Domestic	$151,009	40%	$157,910	46%	$(6,901)	(4%)
Pacific Rim	96,907	26%	54,521	16%	42,386	78%
Europe and rest of the world	127,622	34%	131,488	38%	(3,866)	(3%)

Total net revenues	$375,538	100%	$343,919	100%	$31,619	9%

We believe the higher growth rate in international net revenues was mainly due to an increase in products being sourced by our customers to locations outside the United States combined with the increase in ESP revenues, which is mainly sourced to international locations. However, as we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.
Gross Profit. Cost of sales includes the cost of production of finished products, amortization expense related to core technology and developed technology intangible assets as well as support costs and other expenses related to inventory management, manufacturing quality, and order fulfillment. Our gross profit for the nine months ended March 30, 2008 and April 1, 2007 were as follows (in thousands):

Gross Profit
Nine Months Ended	Percentage of Net	Nine Months Ended	Percentage of Net		Percentage Points
March 30, 2008	Revenues	April 1, 2007	Revenues	Increase/ (Decrease)	Change

$229,698	61%	$197,566	57%	$32,132	4%
Cost of sales included approximately $18.3 million and $18.5 million of amortization of technology intangible assets for the nine months ended March 30, 2008 and April 1, 2007, respectively. Also included in cost of sales for the nine months ended March 30, 2008 is a $3.1 million impairment charge. There was no impairment charge recorded during the nine months ended April 1, 2007. The impairment charge was related to a developed technology intangible asset from the Aarohi acquisition. The initial value ascribed to this developed technology intangible asset was based primarily on forecasted revenues from products we no longer plan to place into production. We recorded this impairment charge to reduce the carrying value of this developed technology intangible asset to the estimated fair value to zero. Approximately $1.0 million and $0.8 million of share-based compensation expense was included in cost of sales for the nine months ended March 30, 2008 and April 1, 2007, respectively. Approximately $2.0 million related to the mark-up to fair value on inventory acquired in the Sierra Logic acquisition and subsequently sold, as required by SFAS No. 141, was included in cost of sales for the nine months ended April 1, 2007. In addition, the Company recorded an approximately $3.2 million charge for excess and obsolete inventory primarily associated with older generation multi-chip HSPs in the nine months ended April 1, 2007. Gross margin increased to approximately 61% for the nine months ended March 30, 2008, from approximately 57% for the nine months ended

April 1, 2007, primarily due to our focused efforts on consolidating and streamlining our supply chain, higher dual channel product mix which has a higher gross margin, and the changes above, partially offset by an approximately $2.1 million charge for excess and obsolete inventory mainly associated with other older generation HSPs recorded for the nine months ended March 30, 2008. We anticipate gross margin will trend down over time as lower gross margin but higher volume products such as mezzanine cards for blade servers and embedded storage products become a bigger portion of our business.
Engineering and Development. Engineering and development expenses consisted primarily of salaries and related expenses for personnel engaged in the design, development, and technical support of our products. These expenses included third-party fees paid to consultants, prototype development expenses, and computer service costs related to supporting computer tools used in the engineering and design process. Our engineering and development expense for the nine months ended March 30, 2008 and April 1, 2007 were as follows (in thousands):

Engineering and Development
Nine Months Ended	Percentage of Net	Nine Months Ended	Percentage of Net		Percentage Points
March 30, 2008	Revenues	April 1, 2007	Revenues	Increase/ (Decrease)	Change

$95,795	26%	$86,487	25%	$9,308	—
Engineering and development expenses for the nine months ended March 30, 2008 compared to the nine months ended April 1, 2007 increased approximately $9.3 million, or 11%. Approximately $9.0 million and $9.8 million of share-based compensation expense was included in engineering and development costs for the nine months ended March 30, 2008 and April 1, 2007, respectively. As a result of our ongoing growth and diversification strategy, we invested significantly in new product development and related headcount growth. Engineering and development headcount increased to 493 at March 30, 2008 from 440 at April 1, 2007. This expanded headcount resulted in an increase of approximately $8.4 million in salary and related expenses. We will continue to invest in engineering and development activities and anticipate gross dollar expenditures will continue to grow in this area.
Selling and Marketing. Selling and marketing expenses consisted primarily of salaries, commissions, and related expenses for personnel engaged in the marketing and sales of our products, as well as trade shows, product literature, promotional support costs, and other advertising related costs. Our selling and marketing expense for the nine months ended March 30, 2008 and April 1, 2007 were as follows (in thousands):

Selling and Marketing
Nine Months Ended	Percentage of Net	Nine Months Ended	Percentage of Net		Percentage Points
March 30, 2008	Revenues	April 1, 2007	Revenues	Increase/ (Decrease)	Change

$42,257	11%	$35,027	10%	$7,230	1%
Selling and marketing expenses for the nine months ended March 30, 2008 compared to the nine months ended April 1, 2007 increased approximately $7.2 million, or 21%. Approximately $4.2 million and $4.3 million of share-based compensation expense was included in selling and marketing costs for the nine months ended March 30, 2008 and April 1, 2007, respectively. As we have expanded our worldwide distribution efforts in connection with our growth and diversification strategy, selling and marketing headcount increased to 142 at March 30, 2008 from 118 at April 1, 2007. This expansion resulted in an increase of approximately $3.6 million in salary and related expenses. The remaining incremental increase in expenses during the current period were primarily related to increases in travel related expenses of approximately $0.9 million, advertising and trade shows expense of approximately $0.8 million, and outside services of approximately $0.4 million. We will continue to target advertising, market promotions, and heighten brand awareness of our new and existing products in an effort to provide overall revenue growth. Accordingly, we expect that future selling and marketing expenditures will grow in absolute dollars.
General and Administrative. Ongoing general and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees, and other corporate expenses. Our general and administrative expense for the nine months ended March 30, 2008 and April 1, 2007 were as follows (in thousands):

General and Administrative
Nine Months Ended	Percentage of Net	Nine Months Ended	Percentage of Net		Percentage Points
March 30, 2008	Revenues	April 1, 2007	Revenues	Increase/ (Decrease)	Change

$27,034	7%	$21,830	6%	$5,204	1%

General and administrative expenses for the nine months ended March 30, 2008 compared to the nine months ended April 1, 2007 increased approximately $5.2 million, or 24%. Approximately $6.9 million and $6.5 million of share-based compensation expense was included in general and administrative costs for the nine months ended March 30, 2008 and April 1, 2007, respectively. General and administrative headcount increased to 129 at March 30, 2008 from 110 at April 1, 2007 in order to assure sufficient administrative personnel to support our growth and diversification strategy. This expanded headcount resulted in an increase of approximately $2.2 million in salary and related expenses. The remaining incremental increase in expenses during the current period was primarily related to an increase in outside services of approximately $1.7 million.
Amortization of Other Intangible Assets. Amortization of other intangible assets includes the amortization of intangible assets such as patents, customer relationships, tradenames, and covenants not-to-compete with estimable lives. Our amortization of expense for the nine months ended March 30, 2008 and April 1, 2007 were as follows (in thousands):

Amortization of Other Intangible Assets
Nine Months Ended	Percentage of Net	Nine Months Ended	Percentage of Net		Percentage Points
March 30, 2008	Revenues	April 1, 2007	Revenues	Increase/ (Decrease)	Change

$7,171	2%	$9,551	3%	$(2,380)	(1%)
Amortization of other intangible assets for the nine months ended March 30, 2008 compared to the nine months ended April 1, 2007 decreased approximately $2.4 million, or 25%. The decrease was due primarily to amortization in full of intangible assets acquired in prior acquisitions or impairment of various intangible assets.
Impairment of Other Intangible Assets. Impairment of other intangible assets represents impairment charges recorded in accordance with SFAS No. 144. Our impairment of other intangible assets for the nine months ended March 30, 2008 and April 1, 2007 were as follows (in thousands):

Impairment of Other Intangible Assets
Nine Months Ended	Percentage of Net	Nine Months Ended	Percentage of Net		Percentage Points
March 30, 2008	Revenues	April 1, 2007	Revenues	Increase/ (Decrease)	Change

$—	—	$2,001	1%	$(2,001)	(1%)
No impairment of other intangible assets was recorded during the nine months ended March 30, 2008. During the nine months ended April 1, 2007, we recorded an impairment charge of approximately $2.0 million related to the customer relationships intangible asset from the Aarohi acquisition.
In-Process Research and Development. Purchased in-process research and development expense relates to acquisitions. Our in-process research and development expense for the nine months ended March 30, 2008 and April 1, 2007 were as follows (in thousands):

In-Process Research and Development
Nine Months Ended	Percentage of Net	Nine Months Ended	Percentage of Net		Percentage Points
March 30, 2008	Revenues	April 1, 2007	Revenues	Increase/ (Decrease)	Change

$—	—	$19,825	6%	$(19,825)	(6%)
No in-process research and development expense was recorded during the nine months ended March 30, 2008. The Company accounted for the acquisition of Sierra Logic under the purchase method of accounting in accordance with SFAS No. 141 and recorded approximately $22.4 million for purchased in-process research and development expense during the nine months ended April 1, 2007. This charge was partially offset by purchase price allocation revisions of approximately $2.6 million related to the Aarohi acquisition.
Nonoperating Income, net. Nonoperating income, net consisted primarily of interest income, interest expense and other non-operating income and expense items. Our nonoperating income, net for the nine months ended March 30, 2008 and April 1, 2007 were as follows (in thousands):

Nonoperating Income, net
Nine Months Ended	Percentage of Net	Nine Months Ended	Percentage of Net		Percentage Points
March 30, 2008	Revenues	April 1, 2007	Revenues	Increase/ (Decrease)	Change

$9,698	3%	$16,359	5%	$(6,661)	(2%)

Our nonoperating income, net, for the nine months ended March 30, 2008 compared to the nine months ended April 1, 2007 decreased approximately $6.7 million, or 41%. The net decrease was mainly due to lower interest rate on investments, partially offset by lower interest expense as a result of the retirement of our convertible subordinated notes on December 15, 2006.
Income Taxes. Income taxes for the nine months ended March 30, 2008 and April 1, 2007 were as follows (in thousands):

Income Taxes
Nine Months Ended	Percentage of Net	Nine Months Ended	Percentage of Net		Percentage Points
March 30, 2008	Revenues	April 1, 2007	Revenues	Increase/ (Decrease)	Change

$23,803	6%	$22,932	7%	$871	—
Income taxes for the nine months ended March 30, 2008 compared to the nine months ended April 1, 2007 increased approximately $0.9 million, or 4%. Our effective tax rate was approximately 35% for the nine months ended March 30, 2008 compared to approximately 58% for the nine months ended April 1, 2007. The change in our effective tax rate was mainly due to the release of FIN 48 liabilities of approximately $2.8 million primarily as a result of the expiration of the statute of limitations during the nine months ended March 30, 2008. In addition, the nine months ended April 1, 2007 included the nondeductible Sierra Logic in-process research and development expense of approximately $22.4 million that was partially offset by research tax credits as a result of the U.S. Federal Government enacting the Research Tax Credit into law on December 20, 2006, to retroactively extend the Research Tax Credit to the end of calendar 2007. The Research Tax Credit had previously expired at the end of calendar 2005. Our effective tax rate may be higher in the future if the U.S. Federal Government does not extend the Research Tax Credit, which expired at the end of calendar 2007.
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
Intangible Assets and Other Long-Lived Assets. Intangible assets resulting from the acquisitions of Sierra Logic, Inc. (Sierra Logic), Aarohi Communications, Inc. (Aarohi), and Vixel Corporation (Vixel) are carried at cost less accumulated amortization and impairment charges, if any. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets, ranging from two to seven years. Furthermore, we assess whether our long-lived assets including intangible assets, should be tested for recoverability periodically and whenever events or circumstances indicate that their carrying value may not be recoverable. The amount of impairment, if any, is measured based on fair value, which is determined using projected discounted future operating cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.
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
Goodwill. We account for goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill not be amortized but instead be tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets might be impaired. Management considers our business as a whole to be its reporting unit for purposes of testing for impairment. This impairment test is performed annually during the fiscal fourth quarter.
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
Income Taxes. We account for income taxes using the asset and liability method, under which we recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We regularly review historical and anticipated future pre-tax results of operations to determine whether we will be able to realize the benefit of our deferred tax assets. A valuation allowance is required to reduce the potential deferred tax asset when it is more likely than not that all or some portion of the deferred tax asset will not be realized due to the lack of sufficient taxable income. As of March 30, 2008, we have a valuation allowance of approximately $2.6 million established against capital loss carryforwards.

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
Stock-Based Compensation. We account for our stock-based awards to employees and non-employees using the fair value method as required by SFAS No. 123R, “Share-Based Payment.” We used the modified prospective transition method when we adopted SFAS No. 123R in fiscal year 2006 which provides for only the current and future period stock-based awards to be measured and recognized at fair value. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. The measurement of stock-based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk free interest rate, and award forfeiture rate. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. If there is a difference between the forfeiture assumptions used in determining stock-based compensation costs and the actual forfeitures, which become known over time, we may change the input factors used in determining stock-based compensation costs. These changes may materially impact our results of operations in the period such changes are made. Please see Note 8 in the accompanying notes to condensed consolidated financial statements contained elsewhere herein for additional information and related disclosures.
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
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R). SFAS No. 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development, and restructuring costs. In addition, under SFAS No. 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, which is the Company’s fiscal year beginning June 29, 2009, and will impact the accounting for any business combinations entered into after the effective date.

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
In December 2007, the EITF reached a consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF No. 07-1), that prohibits companies from applying the equity method of accounting to activities performed outside a separate legal entity by a virtual joint venture. Instead, revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators based on the criteria in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and other applicable accounting literature. The consensus should be applied to collaborative arrangements in existence at the date of adoption using a modified retrospective method that requires reclassification in all periods presented for those arrangements still in effect at the transition date, unless that application is impracticable. The consensus is effective for fiscal years beginning after December 15, 2008, which is the Company’s fiscal year beginning June 29, 2009. The Company is in the process of studying the potential financial statement impact of adopting EITF No. 07-1.
Liquidity and Capital Resources
At March 30, 2008, we had approximately $400.0 million in working capital and approximately $331.9 million in cash and cash equivalents and current investments and approximately $12.1 million of restricted cash placed in escrow which is included in other assets. At July 1, 2007, we had approximately $328.5 million in working capital and approximately $271.3 million in cash and cash equivalents and current investments and approximately $24.3 million of restricted cash placed in escrow which is included in other assets. We maintain an investment portfolio of various security holdings, types, and maturities. We invest in instruments that meet credit quality standards in accordance with our investment guidelines. We limit our exposure to any one issuer or type of investment with the exception of U.S. Government issued or U.S. Government Agency securities. We do not hold any direct investments in mortgage-backed securities as of March 30, 2008. We have primarily funded our cash needs from continuing operations. As part of our commitment to the growth and diversification of storage networking infrastructure solutions, we currently plan to continue our strategic investment in research and development, sales and marketing, capital equipment, and facilities. We may also consider future acquisitions in order to achieve our goals.
In addition, in December 2006, we announced our Board of Directors had authorized the repurchase of up to $150 million of our outstanding common stock over the next two years. As of March 30, 2008, we have approximately $39.9 million still available under this program that may be utilized.
We believe that our existing cash and cash equivalents, current investments, and anticipated cash flows from operating activities will be sufficient to support our working capital needs, capital expenditure requirements, and our growth and diversification strategy for at the least the next 12 months. We currently do not have any outstanding lines of credit or other borrowings.
Cash provided by operating activities during the nine months ended March 30, 2008 was approximately $115.1 million compared to the nine months ended April 1, 2007 of approximately $105.6 million. The net increase in cash provided by operations was primarily due to higher net income and lower inventories as a result of our focused efforts on consolidating and streamlining our supply chain for the nine months ended March 30, 2008.

Investing activities yielded approximately $21.7 million of cash during the nine months ended March 30, 2008 compared to the nine months ended April 1, 2007 of approximately $2.9 million. The current period addition to cash from investing activities was mainly due to timing of maturities of investments which were not reinvested, partially offset by higher property and equipment expenditures primarily for the facilities in Roseville, California. We anticipate continued higher property and equipment expenditures in the future as we continue our growth and diversification strategy.
Cash used in financing activities for the nine months ended March 30, 2008 was approximately $33.4 million compared to cash used of approximately $262.7 million for the nine months ended April 1, 2007. The current period usage of cash was primarily due to the purchase of treasury stock of approximately $40.0 million partially offset by cash received from the issuances of common stock under stock plans of approximately $7.7 million. In the nine months ended April 1, 2007, we extinguished the 0.25% convertible subordinated notes of approximately $236.0 million and purchased treasury stock of approximately $38.1 million.
We have disclosed outstanding legal proceedings in Note 6 to our condensed consolidated financial statements. Currently, we believe the final resolution of outstanding litigation will not have a material adverse effect on the Company’s liquidity or capital resources.
The following summarizes our contractual obligations as of March 30, 2008, and the effect such obligations are expected to have on our liquidity in future periods:

	Payments Due by Period
	(in thousands)
		Remaining
	Total	2008	2009	2010	2011	2012	Thereafter

Leases (1)	$22,541	$1,255	$5,067	$5,492	$5,458	$3,998	$1,271
Purchase commitments	43,488	38,965	2,772	1,167	584	—	—
Other commitments (2)	9,105	7,532	682	519	369	3	—

Total	$75,134	$47,752	$8,521	$7,178	$6,411	$4,001	$1,271

(1)	Lease payments include common area maintenance (CAM) charges.

(2)	Consists primarily of commitments to purchase non-recurring engineering services but excludes approximately $21.5 million of unrecognized tax benefits under FIN 48 for which we cannot make a reasonably reliable estimate of the period of payment. See Note 9 to our condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our cash and cash equivalents are not subject to significant interest rate risk due to their short terms to maturity. As of March 30, 2008, the carrying value of our cash and cash equivalents approximated fair value.
As of March 30, 2008, our investment portfolio consisted primarily of fixed income securities of approximately $159.6 million. We have the positive intent and ability to hold these securities to maturity. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of March 30, 2008, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows. However, if interest rates decreased and securities within our portfolio matured and were re-invested in securities with lower interest rates, interest income would decrease in the future.
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

There were no changes in our internal control over financial reporting that occurred during the three months ended March 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On or about July 17, 2006, Emulex assigned to the class action plaintiffs any IPO claims that Emulex (Vixel) had against RBC Dain Rauscher in the IPO litigation, as required by the settlement agreement. On December 5, 2006, the Second Circuit Court of Appeals issued a decision reversing Judge Scheindlin’s class certification decision. On about January 6, 2007, Emulex assigned to the class action plaintiffs any IPO claims that Emulex (Vixel) had against The Bear Stearns Companies Inc. and Bear Stearns & Co. Inc. in the IPO litigation, as required by the settlement agreement. On April 6, 2007, the Second Circuit denied the plaintiffs’ petition for rehearing of the decision denying class certification. During April 2007, counsel for Emulex and other Issuers informed Judge Scheindlin that, in light of the Second Circuit opinion, the settlement agreement could not be approved because the defined settlement class, like the litigation class, did not meet the Second Circuit requirements for certification. Judge Scheindlin held a conference on May 30, 2007 to consider issues relating to the class definitions, the statute of limitations, settlement, and discovery. On June 25, 2007, Judge Scheindlin signed a Stipulation and Order submitted by the parties which terminated the June 10, 2004 Stipulation and Agreement of Settlement with Defendant Issuers and Individuals. On June 26, 2007, a document production request from the plaintiffs to all 298 issuers (including Vixel) was received, covering documents from each issuer’s inception through December 31, 2001. In September 2007, due to the expiration of the tolling agreements, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements until August 27, 2010. On December 19, 2007, the issuers and their respective insurers entered into an Insurers-Insureds Agreement (replacing an earlier agreement), which provides for the insurers to pay for certain defense costs under applicable issurer insurance policies. On December 21, 2007, issuer defendants filed an opposition to plaintiffs’ motion for class certification of certain focus cases. On March 26, 2008, defendants’ motion to dismiss was denied except to certain claims by plaintiffs who did not suffer damages or whose claims were time barred.
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
The size of our potential market is largely dependent on the overall demand for storage in general and in particular upon the broadening acceptance of our storage networking technologies. We believe that our investment in multi protocol solutions that address the high performance needs of the storage networking market provides the greatest opportunity for our revenue growth and profitability for the future. However, the market for storage networking products may not gain broader acceptance and customers may choose alternative technologies that we are not investing in, and/or products supplied by other companies. Interest continues for other storage networking technologies such as Internet SCSI (iSCSI), which may satisfy some I/O connectivity requirements through standard Ethernet adapters and software at little to no incremental cost to end users, or through iSCSI Host Bus Adapters (HBAs) that provide bundled offload engine hardware and software. Such iSCSI solutions compete with our Host Server Products, particularly in the low end of the market. We have announced plans to provide Fibre Channel over Ethernet (FCoE) protocol products. Such products are planned for sale to the same customers who purchase Fibre Channel HBAs and mezzanine cards from us. It is possible that customers will purchase converged Ethernet systems using FCoE products instead of systems using our Fibre Channel HBAs. In addition, other technologies such as PBCs and serial attached SCSI (SAS) compete with our embedded storage products today, and we may not be able to develop products fast enough, or cost effective enough to compete in this market. Furthermore, since our products are sold as parts of integrated systems, demand for our products is driven by the demand for these integrated systems, including other companies’ complementary products. A lack of demand for the integrated systems or a lack of complementary products required for these integrated systems to be deployed could have a material adverse effect on our business, results of operations, and financial condition. If the storage networking market does not grow, or grows more slowly than we anticipate, attracts more competitors than we expect, as discussed below, or if our products do not achieve continued market acceptance, our business, results of operations, and financial condition could be materially adversely affected.
Because a significant portion of our revenues is generated from sales to a limited number of customers, none of which are the subject of exclusive or long-term contracts, the loss of one or more of these customers, or our customers’ failure to make timely payments to us, could adversely affect our business.
We rely almost exclusively on OEMs and sales through distribution channels for our revenue. For the three and nine month periods ended March 30, 2008, we derived approximately 78% and 74% of our net revenues from sales to OEM customers and approximately 22% and 26% from sales through distribution, respectively. Furthermore, as some of our sales through distribution channels consist of OEM products, OEM customers effectively generated approximately 91% and 90% of our revenue for the three and nine month periods ended March 30, 2008, respectively. We may be unable to retain our current OEM and distributor customers or to recruit additional or replacement customers.
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
Our revenues and results of operations have varied on a quarterly basis in the past and may vary significantly in the future. Accordingly, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful, and you should not rely on such comparisons as indications of our future performance. We may be unable to maintain our current levels of growth or profitability in the future. Our revenues and results of operations are difficult to forecast and could be adversely affected by many factors, including, but not limited to:
•	changes in the size, mix, timing and terms of OEM and/or other customer orders;

•	changes in the sales and deployment cycles for our products and/or desired inventory levels for our products;

•	acquisitions or strategic investments by our customers, competitors or us;

•	timing and market acceptance of new or enhanced product introductions by us, our OEM customers and/or competitors;

•	market share losses or difficulty in gaining incremental market share;

•	fluctuations in product development, procurement, resource utilization and other operating expenses;

•	component shortages;

•	reduced demand from our customers if there is a shortage of, or difficulties in acquiring, components or other products, such as Fibre Channel or serial advanced technology attachment (SATA) disk drives and optical modules, used in conjunction with our products in the deployment of systems;

•	inability of our electronics manufacturing service providers to produce and distribute our products in a timely fashion;

•	difficulties with updates, changes or additions to our information technology systems;

•	breaches of our network security, including viruses;

•	changes in general social and economic conditions, including but not limited to natural disasters, terrorism, public health crises, slower than expected market growth, reduced economic activity, delayed economic recovery, loss of consumer confidence, increased energy costs, adverse business conditions and liquidity concerns, concerns about inflation or deflation, recession, and reduced business profits and capital spending, with resulting changes in customer technology budgeting and spending;

•	changes in technology, industry standards or consumer preferences;

•	seasonality; and

•	changes in our accounting or other policies resulting from the adoption of new laws, regulations or pronouncements.
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
Historically, we have generally shipped products quickly after we receive orders, meaning that we do not always have a significant backlog of unfilled orders, in particular for our HBA products. As a result, our revenues in a given quarter may depend substantially on orders booked during that quarter. Alternatively, orders already in backlog may be deferred or cancelled. Also, we have typically generated a large percentage of our quarterly revenues in the last month of the quarter. As a result of our expense levels being largely based on our expectations of future sales and continued investment in research and development, in the event we experience unexpected decreases in sales, our expenses may be disproportionately large relative to our revenues, and we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. A material shortfall in sales in relation to our quarterly expectations or any delay, deferral, or cancellation of customer orders would likely have an immediate and adverse impact on our results of operations and may adversely affect our stock price.
Our industry is subject to rapid technological change and we must keep pace with the changes to successfully compete.
The markets for our products are characterized by rapidly changing technology, evolving industry standards, and the frequent introduction of new products and enhancements. Our future success depends in large part on our ability to enhance our existing products and to introduce new products on a timely basis to meet changes in customer preferences and evolving industry standards. Currently, new and proposed technologies such as eight, 10, and 16 Gb/s Fibre Channel solutions; Fibre Channel over Ethernet (FCoE); Enhanced Ethernet; 10 Gb/s Ethernet solutions; low latency Ethernet solutions; Data Center Ethernet; Infiniband; iSCSI; PCI-X 2.0; PCI Express Gen 1, 2, and 3; PCI Express Advanced Switching; SATA; SAS; and Remote Direct Memory Access (RDMA); are in development by many companies and their ultimate acceptance and deployment in the market is uncertain. We are developing some, but not all of these technologies, and we cannot be sure that the technologies we chose to develop will achieve market acceptance, or that technologies that we chose not to develop will be available to purchase or license from third parties or will be immaterial to our business. Furthermore, if our products are not available in time for the qualification cycle at an OEM, it may be up to three years or more (if ever), before another qualification cycle is available to us. In addition, new products and enhancements developed by us may not be backwards compatible to existing equipment already installed in the market. If we are unable, for technological or other reasons, to develop new products, enhance or sell existing products, or consume raw materials in a timely and cost effective manner in response to technological and market changes, our business, results of operations, and financial condition may be materially adversely affected.
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
We supply three families of HBAs that target separate high end, midrange and small to medium sized business user (SMB) markets. Historically, the majority of our storage networking revenue has come from our high end server and storage solutions. In the future, increased revenues are expected to come from dual channel adapters, midrange server, and storage solutions, which have lower average selling prices per port. If customers elect to utilize midrange HBAs in higher end environments or applications, or migrate to dual channel adapters faster than we anticipate, our business could be negatively affected.
Advancement of storage device capacity technology may not allow for additional revenue growth.
Storage device density continues to improve rapidly and at some point in the future, the industry may experience a period where the increase in storage device capacity may equal or exceed the growth rate of digital data. This would result in a situation where the number of units of storage devices may flatten out or even decrease. Our growth in revenue depends on growth in unit shipments to offset declining average selling prices. To the extent that growth in storage device unit demand slows or decreases, our financial condition and results of operations may be materially adversely affected.

A decrease in the average unit selling prices and/or an increase in the manufactured cost of our products could adversely affect our revenue, gross margins and financial performance.
In the past, we have experienced downward pressure on the average unit selling prices of our products, and we expect this trend to continue. Furthermore, we may provide pricing discounts to customers based upon volume purchase criteria, and achievement of such discounts may reduce our average unit selling prices. To the extent that growth in unit demand fails to offset decreases in average unit selling prices, our revenues and financial performance could be materially adversely affected. Although historically we have achieved offsetting cost reductions, to the extent that average unit selling prices of our products decrease without a corresponding decrease in the costs of such products, our gross margins and financial performance could be materially adversely affected. Our gross margins could also be adversely affected by a shift in the mix of product sales to lower gross margin products. Furthermore, as the majority of our products are manufactured internationally, cost reductions would be more difficult to achieve if the value of the U.S. dollar continues to deteriorate. Moreover, if the manufactured cost of our products were to increase due to inflation or other factors and we cannot pass along the increase in our costs to our customers, our gross margins and financial performance could be materially adversely affected.
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
Our success depends to a significant degree upon the performance and continued service of key managers, as well as engineers involved in the development of our storage networking technologies and technical support of our storage networking products and customers. Competition for such highly skilled employees in the communities in which we operate, as well as our industry, is intense, and we cannot be certain that we will be successful in recruiting, training, and retaining such personnel. In addition, employees may leave us and subsequently compete against us, and there may be costs relating to their departure. Also, many of these key managerial and technical personnel receive stock options or unvested stock as part of our employee retention initiatives. The number of shares authorized under stock based plans may be insufficient and shareholders may not approve to increase the number of authorized shares. New regulations, volatility in the stock market, and other factors could diminish the value of our stock options or unvested stock, putting us at a competitive disadvantage and forcing us to use more cash compensation. If we are unable to attract new managerial and technical employees, or are unable to retain and motivate our current key managerial and technical employees, or are forced to use more cash compensation to retain or replace key personnel, our business, results of operations, and financial condition could be materially adversely affected.
Our international business activities subject us to risks that could adversely affect our business.
For the three and nine month periods ended March 30, 2008, sales in the United States accounted for approximately 39% and 40% of our total net revenues, sales in the Pacific Rim countries accounted for approximately 25% and 26%, and sales in Europe and the rest of the world accounted for approximately 36% and 34% of our total net revenues, respectively, based on billed-to address. We expect that our sales will be similarly distributed for the foreseeable future. However, because we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our sales may not be reflective of the geographic mix of end-user demand or installations. All of our sales are currently denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. Additionally, a significant portion of our products is produced at our EMS providers’ production facilities in Mexico and Malaysia. As a result, we are subject to the risks inherent in international operations. Our international business activities could be affected, limited or disrupted by a variety of factors, including, but not limited to:
•	imposition of or changes in governmental controls, taxes, tariffs, trade restrictions, and regulatory requirements to our current or future operations;

•	costs and risks of localizing products for international countries;

•	longer accounts receivable payment cycles;

•	changes in the value of local currencies relative to our functional currency;

•	import and export restrictions;

•	loss of tax benefits or increases in tax expenses;

•	general economic and social conditions within international countries;

•	taxation in multiple jurisdictions; and

•	political instability, war or terrorism.
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
We did not repurchase any of our common stock during the three months ended March 30, 2008. There were no sales of unregistered securities during such period.
Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
	Total Number	Average	Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased under the
Period	Purchased	per Share	Or Programs	Plans or Programs
December 31, 2007 — January 27, 2008	—	—	—	$39,913,000
January 28 — February 24, 2008	—	—	—	$39,913,000
February 25 — March 30, 2008	—	—	—	$39,913,000

Total	—	—	—	$39,913,000

Item 6. Exhibits

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit 3.3	Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 29, 2007).

Exhibit 3.4	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.1	Rights Agreement dated January 19, 1989, as amended (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.2	Certificate regarding extension of Final Expiration Date of Rights Agreement dated January 18, 1999 (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-3, filed on May 17, 1999).

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: April 28, 2008

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