Form 10-K
period 2008-06-29
EMULEX CORP /DE/
filed 2008-08-20
CIK 350917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 29, 2008
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-31353

EMULEX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0300558 (I.R.S Employer Identification No.)

3333 Susan Street Costa Mesa, California (Address of principal executive offices)	92626 (Zip Code)

(714) 662-5600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, Par Value $0.10 Per Share Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on the New York Stock Exchange on December 28, 2007, which was the last trading day of the second quarter of fiscal 2008, of $16.91 was $1,484,090,627.

As of August 14, 2008, the registrant had 84,580,285 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2008 Annual Meeting of Stockholders to be held on November 19, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

All references to years refer to our fiscal years ended June 29, 2008, July 1, 2007, and July 2, 2006, as applicable, unless the calendar year is specified. References contained in this Annual Report on Form 10-K to “Emulex,” the “Company,” the “Registrant,” “we,” “our” and “us,” refer to Emulex Corporation and its subsidiaries.

Item I.	Business.

Introduction and Company History

Emulex Corporation (Emulex or the Company) is a provider of a broad range of advanced storage networking infrastructure solutions. Substantially all of Emulex products are based on internally developed application specific integrated circuits (ASICs). The world’s leading server and storage providers rely on Emulex products to help build high performance, highly reliable, and scalable storage networking solutions.

Emulex was organized as a California corporation in 1979. Emulex’s initial public offering was in 1981. In 1987, Emulex changed its state of incorporation from California to Delaware by the formation of a Delaware corporation, which acquired all of the stock of the California corporation. The California corporation continues to operate as a wholly owned subsidiary of a subsidiary of the Delaware corporation. In 1983 and 1999 Emulex completed additional offerings of our common stock. Most recently, in 2004, Emulex completed a private placement of convertible subordinated notes. (See Note 8 of the consolidated financial statements for a more complete discussion of the convertible subordinated notes that were fully retired in December 2006.)

Emulex’s corporate headquarters are located at 3333 Susan Street, Costa Mesa, California 92626, and our telephone number is (714) 662-5600. Our Internet address is www.emulex.com. Our periodic and current reports filed with or furnished to the Securities and Exchange Commission (SEC) pursuant to the requirements of the Securities and Exchange Act of 1934 are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.

Emulex’s Host Server Products (HSP) include both Fibre Channel based connectivity products and converged Fibre Channel over Ethernet (FCoE) based products. Our Fibre Channel based products include LightPulse® Host Bus Adapters (HBA), custom form factor solutions for Original Equipment Manufacturer (OEM) blade servers and ASICs. These products enable servers to efficiently connect to storage area networks (SANs) by offloading data communication processing tasks from the server as information is delivered and sent to the storage network. Our converged products include LightPulse® Converged Network Adapters (CNAs). CNAs efficiently move data between local area networks (LANs) and SANs using FCoE to map the Fibre Channel protocol directly into the data layer of Ethernet networks.

Our Embedded Storage Products (ESP) include our InSpeed®, FibreSpy®, input/output controller (IOC) solutions, embedded bridge, embedded router products. Embedded storage switches, bridges, routers, and IOCs are deployed inside storage arrays, tape libraries, and other storage appliances, delivering improved performance, reliability, and storage connectivity.

Our Intelligent Network Products (INP) mainly consist of contract engineering services and our Other category mainly consists of legacy and other products.

During fiscal 2008, most of our revenues were derived from products based on Fibre Channel technology. Our Fibre Channel development efforts began in 1992 and we shipped our first Fibre Channel product in volume in 1996. Emulex’s products have been selected by many of the world’s leading server and storage providers, including Dell Inc. (Dell), EMC Corporation (EMC), Fujitsu Ltd. (Fujitsu), Fujitsu Siemens Computers (Fujitsu Siemens), Groupe Bull (Bull), Hewlett-Packard Company (Hewlett-Packard), Hitachi Data Systems Corporation (HDS), Hitachi Limited (Hitachi), International Business Machines Corporation (IBM), LSI Corporation (LSI), NEC Corporation (NEC), Network Appliance, Inc. (Network Appliance), Quantum Corporation (Quantum), Sun Microsystems, Inc. (Sun), Unisys Corporation (Unisys), and Xyratex Ltd. (Xyratex). Our distribution partners include Avnet, Inc. (Avnet), Bell Microproducts, Inc. (Bell Microproducts), Info X Technology Solutions (Info X), Ingram Micro Inc. (Ingram Micro), Macnica Networks Corporation

(Macnica), Netmarks Inc. (Netmarks), Tech Data Corporation (Tech Data), and Tokyo Electron Device Ltd. (TED).

Industry Protocols Overview

Fibre Channel

Beginning in the late 1990’s, the growth of digital data began to outstrip the capabilities of existing architectures to manage, store, and provide timely access to critical information. In 1994, a one gigabit per second (Gb/s) Fibre Channel product, a standard communications technology, was approved by the American National Standards Institute (ANSI), to address traditional device input/output (I/O) limitations. It emerged as the first storage networking technology to be widely adopted by the world’s leading server and storage systems manufacturers and is now available in two, four, and eight Gb/s solutions. Having started use primarily in the supercomputing field Fibre Channel offered the connectivity, distance, and scalability benefits of networking architectures combined with the high performance and low latency needed for I/O applications. Its advanced capabilities enabled new architectures such as SANs which connect multiple host computers to one or more storage arrays. Additionally, Fibre Channel has been deployed within storage arrays to provide internal connectivity for disk drives, enabling enhanced performance and greater scalability.

A SAN essentially transforms dedicated servers and storage devices into network resources, greatly improving the performance and scalability beyond the capabilities of direct attached enterprise storage. By providing shared server access, the cost of expensive enterprise servers and storage can be spread across entire organizations. SANs are deployed to support an increasingly wide range of applications such as LAN free and serverless back up, storage virtualization, and disaster recovery.

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

Internet SCSI

In early 2003, the Internet Engineering Task Force (IETF) ratified a storage networking standard known as Internet SCSI (iSCSI). It delivers the SCSI storage protocol over the familiar Internet Protocol (IP), and Ethernet transports. Acceptance of iSCSI in corporate production environments has accelerated now that Gigabit Ethernet is becoming more common. Building iSCSI-based SANs has become a less costly alternative to creating Fibre Channel-based SANs. While the range of iSCSI connectivity solutions spans simple Ethernet Network Interface Cards (NICs), that are commonly used for Ethernet LAN applications, up to high performance iSCSI HBAs that offer full protocol processing offload from the host computer, today’s iSCSI installations are dominated by low-end one Gb/s NIC deployments that suffice for smaller organizations or lower performance applications. As with most new standards, iSCSI deployments have started slowly, and most industry analysts including Dell’Oro expect that Fibre Channel will remain the dominant host connect to block storage through 2012. In the future, new requirements could emerge to interconnect iSCSI host servers to the large installed base of Fibre Channel SANs and storage arrays running at 10 Gb/s speed.

Fibre Channel Over Ethernet

In early 2007, a new technology specification called FCoE was presented to an ANSI accredited committee. Adoption of this standard is expected in the second half of 2008. The FCoE protocol specification maps Fibre Channel natively over Ethernet and is independent of the Ethernet forwarding scheme. It allows an evolutionary approach towards I/O consolidation by preserving all Fibre Channel constructs, maintaining the same latency, security, and traffic management attributes of Fibre Channel while preserving investments in Fibre Channel drivers, tools, training, and SANs. FCoE recognizes Fibre Channel as the dominant storage protocol in the data center while giving customers a viable I/O consolidation solution. FCoE simplifies customer environments by using Ethernet and allowing the industry to avoid creating another separate protocol for I/O consolidation. The products that result are intended to give data center managers an important new option for server and storage connectivity while protecting the substantial investments made in Fibre Channel SANs over the past 10 years.

FCoE is likely to expand the market for SAN storage networking products. The Fibre Channel protocol has traditionally been used for high-end storage applications in the data center, providing reliable, high performance storage access. Ethernet has traditionally been limited because it was not considered robust enough for mission critical storage applications and would not handle the large blocks of data. However, FCoE combined with enhanced Ethernet, addresses this shortcoming and combines the efficiency of the Fibre Channel protocol with the ubiquity of the Ethernet networks, while leveraging the mature storage management software and tools available for native Fibre Channel SANs. Further, FCoE paves the way for converged networks, which will provide efficient transport of storage, network, and even server clustering traffic. The benefits of FCoE include the leverage of existing investments in Fibre Channel SANs and software drivers, the use of a mature management model that is used in Fibre Channel SANs today, a lower long-term operating cost resulting from consolidated connectivity, and management of storage and data networks on Ethernet.

As with most emerging technologies it is expected this market will take a number of years to develop and mature, however, first generation products began to be tested at OEMs and end user customers in the spring of 2008 with initial sales expected in late 2008, or early in 2009.

Over the next several years, the evolution of storage networking protocols like iSCSI, Fibre Channel, and FCoE is expected to drive “Virtualization.” Virtualization is the process of making a single physical resource (such as a server, an operating system, an application, or storage device) appear to function as multiple logical resources; or it can include making multiple physical resources (such as storage devices or servers) appear as a single logical resource. Similar to the initial benefit of networking storage, the value of virtualization is that it improves the utilization rates of expensive datacenter equipment thereby lowering the overall cost by taking underutilized Direct Attached Storage (DAS) and servers and allowing them to be connected to the SAN. As a result, virtualized servers tend to have a higher ratio of network connectivity than traditional DAS servers.

Data Center Storage Market

As enterprise storage arrays have almost completed the transition from parallel SCSI to serial I/O-based internal architectures, this has created a requirement for embedded solutions that are incorporated by storage OEMs inside of storage arrays and appliances. Enterprise storage arrays with Fibre Channel disk drives are now utilizing Fibre Channel switch-on-a-chip (SOC) both for providing storage arrays with connectivity to the SAN and for connecting disk drives internally.

With the growing number of hard disk drives embedded in each storage array, embedded Fibre Channel storage switches have emerged to address performance as well as reliability, availability, and serviceability (RAS) challenges. The disk drives that store the data in an array are typically arranged in shelves populated by multiple drives. By installing an embedded SOC on the drive shelf, a read request and response is able to travel directly to the destination drive without touching the other drives on the shelf. This switched architecture, also known as a switched bunch of disks (SBODtm) architecture, delivers higher performance and a more reliable solution for storage arrays. Compared to legacy arbitrated loop shared bus architectures where read requests must hop from one drive to the next, the SBOD delivers improved performance and enables the ability to identify and isolate faulty drives.

In order to deliver larger storage arrays, OEMs are seeking to connect increasing numbers of drive shelves to the storage array controller. This has resulted in similar architectural challenges, generating a requirement for another layer of switching in array architectures known as a root switch. The root switch, typically a box level subsystem, is embedded in the array to provide a direct connection to each drive shelf from the redundant array of independent disks (RAID) controller. This switch improves performance, enabling the array to scale capacity without sustaining performance degradation typical of loop based architectures. In addition, root switches provide the ability to identify and isolate faulty drive shelves, enabling OEM service technicians to quickly pull faulty array components and add additional storage shelves on customer premises, cutting service time and providing for improved system uptime and reduced service costs.

Storage I/O Interconnects

In recent years, the hard disk drive industry has utilized I/O interconnects such as Serial Attached Small Computer Systems Interface (SAS) and Serial Advanced Technology Attachment (SATA) for the disk drive I/O interface. Serial I/O technologies utilize a single wire over which all control and user data passes, providing higher performance, expanded connectivity, and lower cost.

SATA has already increased in line speed from one-and-a-half Gb/s to three Gb/s and SATA’s roadmap includes plans for a six Gb/s standard. SAS is designed for the corporate and enterprise market as a replacement for parallel Small Computer Systems Interface (SCSI), allowing for much higher speed data transfers than previously available. Though SAS uses serial communication instead of the parallel method found in traditional SCSI devices, it still uses SCSI commands for interacting with SAS end devices.

An emerging trend in data storage devices is “tiered storage.” Tiered storage is a single data storage environment delineated by differences in price, performance, capacity, or function. In an effort to use resources more efficiently, a single storage array may contain disk drives with multiple protocols. For example, an array may contain Fibre Channel drives for primary storage and SATA drives for backup or secondary storage. Embedded switches, routers, and bridges inside the array help facilitate the trend.

Our Products

We are a leading designer, developer and supplier of HBAs, mezzanine cards, embedded storage switches, embedded bridges, embedded routers, I/O ASICs, and SOC ASICs that enhance access to, and storage of, electronic data and applications. In fiscal 2006, the acquisition of Aarohi Communications, Inc. (Aarohi) facilitated the addition of intelligent data center infrastructure products such as our CNAs. In fiscal 2004, the acquisition of Vixel Corporation (Vixel) enabled us to enter the embedded storage market. In fiscal 2007, we broadened our embedded footprint adding embedded storage bridges and routers via the acquisition of Sierra Logic, Inc. (Sierra Logic).

Host Server Products

Our Host Server Products include the development of chip level and board level server-based I/O adapters including HBAs and mezzanine cards using technologies such as Fibre Channel and iSCSI. Our Fibre Channel HBAs, which are still the majority of our product shipments, connect host computers to a Fibre Channel network. Our adapters support a wide range of operating systems and host computer system interfaces, including both PCI and PCI Express-based platforms. Our Fibre Channel HBA offerings include single and dual port adapters at throughput speeds of eight Gb/s, four Gb/s, and two Gb/s for use in very large, medium, and down to small sized organizations. Our high-end HBAs target enterprise systems, while our midrange HBAs offer highly featured solutions for standard operating environments, and our entry level HBAs offer simplified features at low cost.

In addition, we recently introduced CNAs to our Host Server Products family. These are board level products that provide multi protocol routing and storage processing capability allowing host LAN and Fibre Channel SAN connectivity over 10Gb/s Ethernet using FCoE.

The acquisition of Aarohi, which was completed in fiscal 2006, provided us with the critical building blocks for developing this data center infrastructure solution. The unique product architecture is highly integrated, incorporates high performance processing capability and supports multiple protocols, making it ideal for these emerging markets, and enables applications such as non-disruptive data migration and data replication, heterogeneous volume management, and virtual tape libraries that ultimately offers end users significant improvements in data availability and storage utilization.

The data center networking market includes solutions for storage I/O, server clustering and high performance data networking, and the market for intelligent storage platform solutions, including storage virtualization. The market is still nascent. As with most emerging technologies, it is expected that this market will take a number of years to develop, however, first generation 10 Gb/s products began to be tested at end user customers in the spring of 2008 with sales expected in late 2008, or early in 2009.

All Emulex HBAs and CNAs are based upon our internally developed Fibre Channel IOCs. These IOCs can be utilized not only in HBAs and mezzanine cards, but may also be integrated directly on computer motherboards in environments where the requirements for Fibre Channel connectivity are well defined, including blade servers and mainframes. In addition, these IOCs are used in embedded I/O environments such as disk and tape storage arrays and storage appliances. Revenues from these applications are included in our Embedded Storage Products.

Embedded Storage Products

Our Embedded Storage Products include the development of chip level, board level, and box level array-based products that provide connectivity and processing functions. This includes embedded IOCs, I/O Processors (IOPs), Fibre Channel SOCs, embedded bridges (FC/SATA), and embedded routers (FC/SATA).

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

To help storage system manufacturers address the issues related to arbitrated loop architectures, we have developed a highly integrated SOC that incorporates our InSpeed technology. InSpeed is an advanced switching architecture that results in a single chip capable of handling multiple Fibre Channel devices operating at one, two, or four Gb/s speed.

InSpeed embedded storage switch products have replaced older architectures with a switched architecture. InSpeed products provide new diagnostic capabilities and eliminate single point of failure designs that are typically found in the back end of storage arrays. These embedded products can be used in two ways inside a storage array. One way is to use an embedded switch box or chip as a root switch. A root switch provides direct access from the storage controller to each shelf in the storage array. The second way is to use a chip to provide a direct path to each storage disk in a shelf, to create an SBOD. Combining both a root switch and a SBOD within a storage array results in a switched architecture that increases the storage system’s reliability, accessibility, scalability, and serviceability.

Certain of our SOCs incorporate features such as trunking, fairness, and interswitch communications to further enhance back end switching capabilities, as well as enhanced management capabilities including port diagnostics, device performance, and disk health monitoring.

Our embedded router and bridge products consist of sophisticated chip and firmware solutions which emulate Fibre Channel devices while using low cost SATA Hard Disk Drives (HDDs). These products were added through our acquisition of Sierra Logic during fiscal 2007. These cost effective solutions leverage today’s existing infrastructure of Fibre Channel within enterprise storage applications, but allow storage OEMs to easily add support for SATA HDDs.

In April 2003, Emulex and Intel Corporation (Intel) announced an agreement to develop next generation storage processors that combine SATA, SAS, and Fibre Channel I/O technologies within a single multi protocol device. These new serial storage processors are intended to enable OEMs to utilize common hardware and software components across their entire family of SATA, SAS, and Fibre Channel storage products, extending the value of OEM hardware and software investments. Under the agreement, Emulex has developed the protocol controller hardware, firmware, and drivers. Intel is contributing its expertise in storage processor technology development and will integrate its high performance Intel XScale micro architecture as the core technology for the new processors. Intel is also manufacturing the processors utilizing its 90 nanometer (nm) process technology.

Intelligent Network Products and Other

Our Intelligent Network Products include contract engineering services and our Other category mainly consists of legacy and other products.

Overall

Leveraging our expertise and experience in networking and I/O technology, we have approached the storage market opportunity with a networking perspective to maximize the performance and management capabilities of our solutions. We believe the performance results of our products are among the highest in the industry. Furthermore, our products support high performance connectivity features to enhance data integrity. Lastly, our products offer investment protection for our OEM customers, who often develop specialized software to interface to our adapters, as we have maintained a stable application programming interface (API) since our first generation of HBAs was introduced in 1996. More recently, we have expanded the functionality in our products to deliver high availability and remote centralized management that may be embedded in OEM and independent software vendors (ISV) SAN management products.

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

Engineering and Development

At June 29, 2008, we employed 511 engineers, other technicians, and support personnel engaged in the development of new products and the improvement of existing products. Engineering and development expenses were approximately $129.2 million, $117.8 million and $89.7 million in 2008, 2007, and 2006, respectively.

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

Seasonality

Our business fluctuates as a result of various factors, including but not limited to economic conditions, new product introductions, IT spending, industry demand, and seasonality. Although we do not consider our business to be highly seasonal, we do believe that seasonality has and may impact our business. To the extent that we do experience seasonality in our business, it would most likely have a negative impact on the sequential growth rate of our net revenues during the first and third quarters of our fiscal year.

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

One of our largest competitors for HBA and CNA products is QLogic Corporation (QLogic). In addition, in mid-2007, Brocade Communications Systems, Inc. (Brocade) announced its entry into the HBA market.

In some markets, our HBAs and CNAs face indirect competition from iSCSI HBA suppliers that include established Fibre Channel competitors as well as new entrants, including established Ethernet suppliers such as Broadcom Corporation (Broadcom) and Intel, Mellanox Technologies, Ltd. (Mellanox) and established SCSI vendors. Across all storage networking technologies, we face the threat of potential competition from new entrants into the storage networking market, including large technology companies that may develop or acquire differentiating technology and then apply their resources, including established distribution channels and brand recognition, to obtain significant market share.

We believe that the principal basis of storage networking HBA and CNA competition presently includes interoperability, reliability, scalability, price, silicon integration, performance, technical support, and backwards compatibility with the installed base of HBAs. We believe that we compete favorably with respect to these factors. We also believe that we have a competitive strength in the alliances we have built with OEM distribution channels. We believe that our experience with distribution channels has begun to provide competitive benefits as the storage networking market matures. Some of our other competitive advantages include our early entry into Fibre Channel technology, our workforce of highly experienced researchers and designers, and our intellectual property.

Our embedded products which include InSpeed, FibreSpy, bridge and routers as well as our IOCs and IOPs compete against embedded storage products supplied by LSI, Maxim Integrated Products, Inc. (Maxim), and PMC-Sierra, Inc. (PMC-Sierra). Across all embedded storage technologies, we face the threat of potential competition from new entrants into the embedded storage market, including large technology companies that may develop or acquire differentiating technology and then apply their resources, including established distribution channels and brand recognition, to obtain significant market share.

We believe that the principal basis of embedded storage products competition presently includes interoperability, reliability, scalability, price, silicon integration, performance, ability to support additional protocols such as Fiber Connectivity (FICON), technical support, and backwards compatible APIs. We believe that we compete favorably with respect to these factors. We also believe that we have a competitive strength in our close relationships with OEM customers and our OEMs’ investment in storage software. We believe some of our other competitive advantages include our early entry into Fibre Channel and SATA technology, our workforce of highly experienced researchers and designers, and our intellectual property.

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

During 2008, Benchmark Electronics, Inc. (Benchmark) manufactured for us at their facility in Guadalajara, Mexico and Venture Corporation Limited (Venture) manufactured for us at their facility in Jahor-Bahru, Malaysia. Between late fiscal 2007 and early fiscal 2008, we consolidated our contract manufacturers down to two providers and terminated our manufacturing agreement with Celestica. However, Celestica is continuing to provide repair services. In addition, between late fiscal 2008 through mid fiscal 2009, we are transitioning manufacturing from Benchmark’s Mexico facilities to their Ayudhaya, Thailand facilities. Through our continuing strategic relationships with Benchmark and Venture, we believe we have a strong global manufacturing operation that supports our growing global customer base and provides us with increased supply chain efficiency, flexibility, and security.

The assembly operations required by our products are typical of the electronics industry, and no unusual methods, procedures or equipment are required. The sophisticated nature of the products, in most cases, requires extensive testing by specialized test devices operated by skilled personnel. Our electronics manufacturing service (EMS) providers provide this testing. However, we also maintain an internal test-engineering group for continuing support of test operations. As of June 29, 2008, we had a total of 67 regular full time operations employees.

Employees

As of June 29, 2008, we employed 853 employees as follows: 511 in engineering and development, 145 in selling and marketing, 130 in general and administrative, and 67 in operations. None of our employees are represented by a labor union, and we believe our employee relations are good.

Executive Officers of the Registrant

The executive and certain other officers of the Company or its principal operating subsidiaries as of June 29, 2008 were as follows:

Name	Position	Age

Paul F. Folino	Executive Chairman	63
James M. McCluney	Chief Executive Officer and President	57
Jeffrey W. Benck(1)	Executive Vice President, Chief Operating Officer	43
William F. Gill(2)(3)	Executive Vice President, Worldwide Sales	51
Marshall D. Lee(3)	Executive Vice President, Engineering	52
Michael J. Rockenbach	Executive Vice President, Chief Financial Officer, Secretary, and Treasurer	47
Michael E. Smith(2)(3)	Executive Vice President, Worldwide Marketing	46
Randall G. Wick(3)	Vice President, General Counsel	54

(1)	Effective May 12, 2008, Mr. Benck was appointed Executive Vice President, Chief Operating Officer.

(2)	Effective July 18, 2008, Mr. Gill and Mr. Smith were no longer employees of the Company.

(3)	These persons serve in the indicated capacities as officers of the Registrant’s principal operating subsidiaries; they are not officers of the Registrant.

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

Mr. Benck joined the Company in May 2008 as executive vice president and chief operating officer. From April 2007 to March 2008, prior to joining the Company, Mr. Benck was president and chief operating officer of QLogic Corporation, a supplier of storage networking solutions. Prior to joining QLogic Corporation, Mr. Benck worked for International Business Machines Corporation, a global leader in information technology and services, for 18 years where he served in various positions including vice president and business line executive, BladeCenter.

Mr. Gill joined the Company in January 2000 and served as executive vice president of worldwide sales until July 18, 2008. Prior to joining the Company, Mr. Gill was director, business development for Pinnacle Multimedia, a developer of training management software. From 1994 to 1999, Mr. Gill held various senior sales positions with 3Com Corporation and U.S. Robotics.

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

Mr. Smith joined the Company in October 1998 and served as executive vice president of worldwide marketing until July 18, 2008. Prior to joining the Company, Mr. Smith held various marketing management positions with Adaptec, Inc. (Adaptec), including responsibility for its Fibre Channel products and Disk Controller Integrated Circuits product lines. Prior to joining Adaptec, Mr. Smith spent 10 years with Western Digital Corporation in a variety of engineering and marketing management positions.

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

The size of our potential market is largely dependent on the overall demand for storage in general and in particular upon the broadening acceptance of our storage networking technologies. We believe that our investment in multi protocol solutions that address the high performance needs of the storage networking market provides the greatest opportunity for our revenue growth and profitability for the future. However, the market for storage networking products may not gain broader acceptance and customers may choose alternative technologies that we are not investing in, and/or products supplied by other companies. Interest continues for other storage networking technologies such as Internet Small Computer Systems Interface (iSCSI), which may satisfy some I/O connectivity requirements through standard Ethernet adapters and software at little to no incremental cost to end users, or through iSCSI Host Bus Adapters (HBAs) that provide bundled offload engine hardware and software. Such iSCSI solutions compete with our Host Server Products, particularly in the low end of the market. We have announced plans to provide Fibre Channel over Ethernet (FCoE) protocol products. Such products are planned for sale to the same customers who purchase Fibre Channel HBAs and mezzanine cards from us. It is possible that customers will purchase converged Ethernet systems using FCoE products instead of systems using our Fibre Channel HBAs. In addition, other technologies such as PBCs and serial attached SCSI (SAS) compete with our embedded storage products today, and we may not be able to develop products fast enough, or cost effective enough to compete in this market. Furthermore, since our products are sold as parts of integrated systems, demand for our products is driven by the demand for these integrated systems, including other companies’ complementary products. A lack of demand for the integrated systems or a lack of complementary products required for these integrated systems to be deployed could have a material adverse effect on our business, results of operations, and financial condition. If the storage networking market does not grow, or grows more slowly than we anticipate, attracts more competitors than we expect, as discussed below, or if our products do not achieve continued market acceptance, our business, results of operations, and financial condition could be materially adversely affected.

Because a significant portion of our revenues is generated from sales to a limited number of customers, none of which are the subject of exclusive or long-term contracts, the loss of one or more of these customers, or our customers’ failure to make timely payments to us, could adversely affect our business.

We rely almost exclusively on OEMs and sales through distribution channels for our revenue. For the fiscal year ended June 29, 2008, we derived approximately 75% of our net revenues from sales to OEM customers and approximately 25% from sales through distribution. Furthermore, as some of our sales through distribution channels consist of OEM products, OEM customers effectively generated approximately 90% of our revenue for the fiscal year ended June 29, 2008. We may be unable to retain our current OEM and distributor customers or to recruit additional or replacement customers.

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

Our revenues and results of operations have varied on a quarterly basis in the past and may vary significantly in the future. Accordingly, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful, and you should not rely on such comparisons as indications of our future performance. We may be unable to maintain our current levels of growth or profitability in the future. Our revenues and results of operations are difficult to forecast and could be adversely affected by many factors, including, but not limited to:

•	changes in the size, mix, timing and terms of OEM and/or other customer orders;

•	changes in the sales and deployment cycles for our products and/or desired inventory levels for our products;

•	acquisitions or strategic investments by our customers, competitors or us;

•	timing and market acceptance of new or enhanced product introductions by us, our OEM customers and/or competitors;

•	market share losses or difficulty in gaining incremental market share;

•	fluctuations in product development, procurement, resource utilization and other operating expenses;

•	component shortages;

•	reduced demand from our customers if there is a shortage of, or difficulties in acquiring, components or other products, such as Fibre Channel or serial advanced technology attachment (SATA) disk drives and optical modules, used in conjunction with our products in the deployment of systems;

•	inability of our electronics manufacturing service providers to produce and distribute our products in a timely fashion;

•	difficulties with updates, changes or additions to our information technology systems;

•	breaches of our network security, including viruses;

•	changes in general social and economic conditions, including but not limited to natural disasters, terrorism, public health crises, slower than expected market growth, reduced economic activity, delayed economic recovery, loss of consumer confidence, increased energy costs, adverse business conditions and liquidity concerns, concerns about inflation or deflation, recession, and reduced business profits and capital spending, with resulting changes in customer technology budgeting and spending;

•	changes in technology, industry standards or consumer preferences;

•	seasonality;

•	changes in our effective tax rate; and

•	changes in our accounting or other policies resulting from the adoption of new laws, regulations or pronouncements.

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

The markets for our products are characterized by rapidly changing technology, evolving industry standards, and the frequent introduction of new products and enhancements. Our future success depends in large part on our ability to enhance our existing products and to introduce new products on a timely basis to meet changes in customer preferences and evolving industry standards. Currently, new and proposed technologies such as eight, 10, and 16Gb/s Fibre Channel solutions; Fibre Channel over Ethernet (FCoE); Enhanced Ethernet; 10Gb/s Ethernet solutions; low latency Ethernet solutions; Data Center Ethernet; Infiniband; iSCSI; PCI-X 2.0; PCI Express Gen one, two, and three; PCI Express Advanced Switching; SATA; SAS; and Remote Direct Memory Access (RDMA); are in development by many companies and their ultimate acceptance and deployment in the market is uncertain. We are developing some, but not all of these technologies, and we cannot be sure that the technologies we chose to develop will achieve market acceptance, or that technologies that we chose not to develop will be available to purchase or license from third parties or will be immaterial to our business. Furthermore, if our products are not available in time for the qualification cycle at an OEM, it may be up to three years or more (if ever), before another qualification cycle is available to us. In addition, new products and enhancements developed by us may not be backwards compatible to existing equipment already installed in the market. If we are unable, for technological or other reasons, to develop new products, enhance or sell existing products, or consume raw materials in a timely and cost effective manner in response to technological and market changes, our business, results of operations, and financial condition may be materially adversely affected.

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

The migration of our customers from purchasing our products through the distribution channel and toward OEM server manufacturers may have a significant adverse effect.

As our customers migrate from purchasing our products through the distribution channel and toward purchasing our products through OEM server manufacturers, which has a lower average selling price, may have a material adverse effect on our financial condition and results of operations.

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

If customers elect to utilize lower end HBAs in higher-end environments or applications, our business and financial condition could be negatively affected.

We supply three families of HBAs that target separate high-end, midrange and small to medium sized business user (SMB) markets. Historically, the majority of our storage networking revenue has come from our high-end server and storage solutions. In the future, increased revenues are expected to come from dual channel adapters, midrange server, and storage solutions, which have lower average selling prices per port. If customers elect to utilize midrange HBAs in higher-end environments or applications, or migrate to dual channel adapters faster than we anticipate, our business and financial condition could be negatively affected.

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

A decrease in the average unit selling prices and/or an increase in the manufactured cost of our products due to inflation or other factors could adversely affect our revenue, gross margins and financial performance.

In the past, we have experienced downward pressure on the average unit selling prices of our products, and we expect this trend to continue. Furthermore, we may provide pricing discounts to customers based upon volume purchase criteria, and achievement of such discounts may reduce our average unit selling prices. To the extent that growth in unit demand fails to offset decreases in average unit selling prices, our revenues and financial performance could be materially adversely affected. Although historically we have achieved offsetting cost reductions, to the extent that average unit selling prices of our products decrease without a corresponding decrease in the costs of such products, our gross margins and financial performance could be materially adversely affected. Our gross margins could also be adversely affected by a shift in the mix of product sales to lower gross margin products. Furthermore, as our products are manufactured internationally, cost reductions would be more difficult to achieve if the value of the U.S. dollar continues to deteriorate. Moreover, if the manufactured cost of our products were to increase due to inflation or other factors and we cannot pass along the increase in our costs to our customers, our gross margins and financial performance could be materially adversely affected.

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

For the fiscal year ended June 29, 2008, sales in the United States accounted for approximately 40% our total net revenues, sales in the Pacific Rim countries accounted for approximately 26%, and sales in Europe and the rest of the world accounted for approximately 34% of our total net revenues, based on billed-to address. We expect that our sales will be similarly distributed for the foreseeable future. However, because we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our sales may not be reflective of the geographic mix of end-user demand or installations. All of our sales are currently denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. In addition, an increasing amount of our expenses will be incurred in currencies other than U.S. dollars and as a result, we will be required from time to time to convert currencies to meet our obligations. Additionally, our suppliers are increasingly located outside the U.S., and a significant portion of our products is produced at our EMS providers’ production facilities in Mexico, Thailand, and Malaysia. Furthermore, in connection with the reorganization of our international subsidiaries, we established a company in Ireland, and a significant portion of our sales and operations will now also occur in countries outside of the U.S. As a result, we are subject to the risks inherent in international operations. Our international business activities could be affected, limited or disrupted by a variety of factors, including, but not limited to:

•	imposition of or changes in governmental controls, taxes, tariffs, trade restrictions, and regulatory requirements to our current or future operations;

•	costs and risks of localizing products for international countries;

•	longer accounts receivable payment cycles;

•	changes in the value of local currencies relative to our functional currency;

•	fluctuations in freight costs and potential disruptions in the transportation infrastructure for our products and components;

•	import and export restrictions;

•	loss of tax benefits or increases in tax expenses;

•	general economic and social conditions within international countries;

•	taxation in multiple jurisdictions;

•	difficulty maintaining management oversight and control of remote locations;

•	potential restrictions on transferring funds between countries and difficulties associated with repatriating cash generated or held outside of the U.S. in a tax-efficient manner;

•	the increased travel, infrastructure, accounting, and legal compliance costs associated with multiple international locations; and

•	political instability, war, or terrorism.

All of these factors could harm future sales of our products to international customers or production outside of the United States of our products, and have a material adverse effect on our business, results of operations, and financial condition.

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

The stock market in general and the stock prices in technology based companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. For example, during the first six months of calendar year 2008, the closing sales price of our common stock ranged from a low of $11.83 per share to a high of $16.83 per share. Factors that could have a significant impact on the market price of our stock include, but are not limited to, the following:

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

We have adopted transfer-pricing procedures between our subsidiaries to regulate intercompany transfers. Our procedures call for the licensing of intellectual property, the provision of services, and the sale of products from one subsidiary to another at prices that we believe are equivalent to arm’s length negotiated pricing. We have established these procedures due to the fact that some of our assets, such as intellectual property, developed in the U.S., will be transferred among other affiliated companies. If the U.S. Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully require changes to our transfer pricing practices, we could become subject to higher taxes and our earnings would be adversely affected. Any determination of income reallocation or modification of transfer pricing laws can result in an income tax assessment on the portion of income deemed to be derived from the U.S. or other taxing jurisdiction.

Although we believe our tax estimates are reasonable, there is no assurance that the final determination of our income tax liability will not be materially different than what is reflected in our income tax provisions and accruals. Should additional taxes be assessed as a result of new legislation, an audit or litigation, or determined in connection with finalization of our tax returns, or if our effective tax rate should change as a result of changes in federal, international or state and local tax laws or their interpretations, or if we were to change the locations where we operate or if we elect or are required to transfer funds between jurisdictions, there could be a material adverse effect on our income tax provision and net income in the period or periods in which that determination is made, and potentially to future periods as well.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

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

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 2008.

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

	High	Low

2008
Fourth Quarter	$17.08	$11.75
Third Quarter	16.95	12.88
Second Quarter	22.48	15.88
First Quarter	23.80	16.51
2007
Fourth Quarter	$23.42	$17.89
Third Quarter	20.34	17.01
Second Quarter	21.64	17.85
First Quarter	18.52	14.07

Number of Common Stockholders

The approximate number of holders of record of our common stock as of August 14, 2008 was 524.

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

We did not repurchase any of our common stock during the three months ended June 29, 2008. There were no sales of unregistered securities during the three months ended June 29, 2008.

In early August 2008, our Board of Directors approved approximately $39.9 million of common stock repurchases, which we anticipate completing in the first quarter of fiscal 2009, which is the remaining amount available under the December 2006 plan. Since the August 2008 approval, the Company has repurchased approximately 1.4 million shares of its common stock for an aggregate purchase price of approximately $19.5 million or an average of $13.76 per share through August 19, 2008. In addition, our Board of Directors also authorized a new plan to repurchase up to $100.0 million of our outstanding common stock.

			Total
			Number of	Dollar Value
			Shares	of Shares
		Average	Purchased	That May
	Total	Price	as Part of	Yet Be
	Number	Paid	Publicly	Purchased
	of Shares	per	Announced	Under the
Period	Purchased	Share	Plan	Plan

March 31, 2008 - April 27, 2008	—	$—	—	$39,913,000
April 28, 2008 - May 25, 2008	—	$—	—	$39,913,000
May 26, 2008 - June 29, 2008	—	$—	—	$39,913,000

Total	—	$—	—	$39,913,000

Equity Compensation Plan Information

See Part III, Item 12 — “Security Ownership of Certain Beneficial Owners and Management” for certain information regarding our equity compensation plans.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on the Company’s common stock with the cumulative total return on the Standard & Poor’s 500 Index and the S&P Computer Storage and Peripherals Index for the period of five fiscal years commencing June 30, 2003 and ended June 29, 2008.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
EMULEX CORPORATION COMMON STOCK, S&P 500 INDEX AND
S&P COMPUTER STORAGE AND PERIPHERALS INDEX

*	Assumes the value of the investment in the Company’s common stock and each index was $100 on June 30, 2003.

Item 6.	Selected Consolidated Financial Data.

The following table summarizes certain selected consolidated financial data. On November 13, 2003, we completed the acquisition of Vixel Corporation (Vixel), on May 1, 2006, we completed the acquisition of Aarohi Communications, Inc. (Aarohi), and on October 2, 2006, we completed the acquisition of Sierra Logic, Inc. (Sierra Logic). For more details about Sierra Logic acquisition, see Note 2 to the Consolidated Financial Statements — “Business Combinations,” contained elsewhere herein.

Selected Consolidated Statements of Operations Data

	Year Ended
	June 29,	July 1,	July 2,	July 3,	June 27,
	2008	2007	2006(1)	2005(1),	2004(1),
	(In thousands, except per share data)

Net revenues:
Host Server Products	$352,687	$357,279	$340,566	$320,171	$335,225
Embedded Storage Products	134,858	107,578	59,203	49,057	17,685
Intelligent Network Products and Other	756	5,330	3,044	6,425	11,512

Total net revenues	488,301	470,187	402,813	375,653	364,422

Cost of sales	187,077	195,579	163,993	154,530	143,299

Gross profit	301,224	274,608	238,820	221,123	221,123

Operating expenses:
Engineering and development	129,232	117,833	89,669	79,971	73,211
Selling and marketing	57,946	47,870	36,169	32,441	28,035
General and administrative	38,531	31,416	23,680	11,636	18,815
Amortization of other intangible assets	9,260	12,082	10,944	11,314	7,597
Impairment of other intangible assets	—	2,001	—	—	—
Impairment of goodwill	—	—	—	1,096	583,499
In-process research and development	—	19,225	17,272	—	11,400

Total operating expenses	234,969	230,427	177,734	136,458	722,557

Operating income (loss)	66,255	44,181	61,086	84,665	(501,434)

Nonoperating income, net:
Interest income	11,672	20,000	21,150	13,106	9,149
Interest expense	(27)	(1,179)	(2,494)	(4,202)	(4,754)
Gain on repurchase of convertible subordinated notes	—	—	—	20,514	2,670
Other income (expense), net	17	(3,919)	173	(2,273)	109

Total nonoperating income, net	11,662	14,902	18,829	27,145	7,174

Income (loss) before income taxes	77,917	59,083	79,915	111,810	(494,260)
Income tax provision	84,988	29,649	39,464	40,221	38,062

Net (loss) income	$(7,071)	$29,434	$40,451	$71,589	$(532,322)

Net (loss) income per share:
Basic	$(0.09)	$0.35	$0.48	$0.86	$(6.47)

Diluted	$(0.09)	$0.34	$0.46	$0.80	$(6.47)

Number of shares used in per share computations:
Basic	82,147	84,545	83,920	82,819	82,293

Diluted	82,147	89,089	91,259	92,970	82,293

(1)	Net revenues have been reclassified into Host Server Products, Embedded Storage Products, Intelligent Network Products and Other categories for all fiscal years presented.

Selected Consolidated Balance Sheet Data

	Year Ended
	June 29,	July 1,	July 2,	July 3,	June 27,
	2008	2007	2006	2005	2004
	(In thousands)

Total current assets	$457,047	$399,054	$707,554	$584,457	$541,326
Total current liabilities	87,605	70,529	302,564	76,644	54,496

Working capital	369,442	328,525	404,990	507,813	486,830
Total assets	699,056	659,477	860,157	801,781	972,981
Convertible subordinated notes	—	—	235,177	233,382	524,845
Accumulated deficit	(403,614)	(401,982)	(431,416)	(471,867)	(543,456)
Total stockholders’ equity	575,839	581,907	556,913	477,591	393,154

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Overview

Emulex creates enterprise-class products that connect storage, servers and networks. We are a leading supplier of a broad range of advanced storage networking infrastructure solutions. The world’s leading server and storage providers depend on our products to help build high performance, highly reliable, and scalable storage networking solutions.

We rely almost exclusively on OEMs and sales through distribution channels for our revenue. Our OEM customers include the world’s leading server and storage providers, including Dell Inc. (Dell), EMC Corporation (EMC), Fujitsu Ltd. (Fujitsu), Fujitsu Siemens Computers (Fujitsu Siemens), Groupe Bull (Bull), Hewlett-Packard Company (Hewlett-Packard), Hitachi Data Systems (HDS), Hitachi Limited (Hitachi), International Business Machines Corporation (IBM), LSI Corporation (LSI), NEC Corporation (NEC), Network Appliance, Inc. (Network Appliance), Quantum Corporation (Quantum), Sun Microsystems, Inc. (Sun), Unisys Corporation (Unisys), and Xyratex Ltd. (Xyratex). Our distribution partners include Avnet, Inc. (Avnet), Bell Microproducts, Inc. (Bell Microproducts), Info X Technology Solutions (Info X), Ingram Micro Inc. (Ingram Micro), Macnica Networks Corporation (Macnica), Netmarks Inc. (Netmarks), Tech Data Corporation (Tech Data), and Tokyo Electron Device Ltd. (TED). The market for storage networking infrastructure solutions is concentrated among large OEMs, and as such, a significant portion of our revenues are generated from sales to a limited number of customers.

We believe that growth and diversification by investing in next generation storage networking infrastructure solutions is required in order to grow revenue, increase earnings, and increase shareholder value. Our growth and diversification strategy within our single business segment is driven through two market focused product lines — Host Server Products (HSP) and Embedded Storage Products (ESP). HSP includes both Fibre Channel based connectivity products and converged Fibre Channel and Ethernet based products. Our Fibre Channel based products include LightPulse® Host Bus Adapters (HBA), custom form factor solutions for Original Equipment Manufacturer (OEM) blade servers and ASICs. These products enable servers to efficiently connect to storage area networks (SANs) by offloading data communication processing tasks from the server as information is delivered and sent to the storage network. Our converged products include LightPulse® Converged Network Adapters (CNAs). CNAs efficiently move data between local area networks (LANs) and SANs using Fibre Channel over Ethernet (FCoE) to map the Fibre Channel protocol directly into the data layer of Ethernet networks.

ESP includes our InSpeed®, FibreSpy®, input/output controller (IOC) solutions, embedded bridge and embedded router products. Embedded storage switches, bridges, routers, and IOCs are deployed inside storage arrays, tape libraries, and other storage appliances, delivering improved performance, reliability, and storage connectivity.

Our Intelligent Network Products (INP) mainly consist of contract engineering services and our Other category mainly consists of legacy and other products.

We believe the product lines will benefit from the overall visibility and access to our total customer and market base, as well as our ability to leverage our core technology platforms to create products that are tailored to meet the specific requirements of their market. We plan to continue to invest in research and development, sales and marketing, capital equipment, and facilities in order to achieve our goal. As of June 29, 2008, we had a total of 853 employees.

2008 Global Initiatives

During the latter part of fiscal 2008, we continued to implement our global initiatives by creating an Irish subsidiary to expand our international operations by providing local customer service and support to our customers outside the United States. In addition, Emulex granted an intellectual property license and entered into a research and development cost sharing agreement with a newly formed subsidiary in the Isle of Man. The terms of the license requires, among other matters, that the subsidiary make prepayments of expected royalties to Emulex, the first of which was paid before the end of our fiscal 2008 in the amount of approximately $131.0 million, for expected royalties relating to fiscal years 2009 and 2010. The second payment will be paid during fiscal 2009, for expected royalties for fiscal years 2011 through 2014. Subsequent royalty payments or prepayments will be made relating to fiscal year 2015. Additionally, the cost sharing agreement became effective during the fourth quarter of 2008. While these global initiatives are expected to significantly reduce our effective tax rate beginning with fiscal year 2010, the first prepayment and cost sharing agreement expenses, including the tax expense recorded in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48), resulted in an incremental tax expense of approximately $58.5 million and increased our effective tax rate to approximately 109% for fiscal 2008.

Our cash balances and investments are held in numerous locations throughout the world. Once our global initiatives are implemented, the cash and investments held outside of the U.S. are expected to increase, primarily in our Isle of Man subsidiary. Substantially all of the amounts held outside of the U.S. will be available for repatriation at any time, but under current law, repatriated funds would be subject to U.S. federal income taxes, less applicable foreign tax credits.

Business Combinations

On October 2, 2006, we acquired 100% of the outstanding common shares of Sierra Logic, Inc. (Sierra Logic), a privately-held supplier of embedded products for storage networking equipment located in Roseville, California. We accounted for the acquisition using the purchase method of accounting in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.” The aggregate purchase price was approximately $171.3 million, including approximately $137.6 million of cash for convertible preferred stock and common stock, approximately $7.4 million in assumed vested stock options and other transaction costs of approximately $2.0 million, and approximately $24.3 million in contingent consideration released from escrow in fiscal 2008. This aggregate purchase price did not include approximately $8.3 million in unvested stock and approximately $1.1 million of assumed unvested stock options that is being recognized as compensation expense post-acquisition. Final purchase price revisions for income taxes have been recorded during fiscal 2008.

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

The fair value of the net assets received by us in the Aarohi acquisition exceeded the purchase price to be allocated. Consequently, contingent consideration of approximately $1.0 million was recognized and was included in accrued liabilities during fiscal 2006. Certain performance targets were not achieved and thus, the contingent consideration of approximately $1.0 million previously recorded was reversed in fiscal 2007. The final purchase price revisions were also recorded in fiscal 2007 which resulted in changes to the fair value of assets acquired and liabilities assumed as well as a reduction to IPR&D expense in the statement of operations of approximately $2.6 million. We have finalized the purchase price allocation to the assets acquired and liabilities assumed at estimated fair values as of the end of fiscal 2007.

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

Results of Operations for Emulex Corporation and Subsidiaries

The following discussion and analysis should be read in conjunction with the selected consolidated financial data set forth in Item 6 — “Selected Consolidated Financial Data,” and our Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K. All references to years refer to our fiscal years ended June 29, 2008, July 1, 2007 and July 2, 2006, as applicable, unless the calendar year is specified. The following table sets forth certain financial data for the years indicated as a percentage of net revenues.

	Percentage of Net Revenues
	2008	2007	2006

Net revenues:
Host Server Products	72.2%	76.0%	84.5%
Embedded Storage Products	27.6	22.9	14.7
Intelligent Network Products and Other	0.2	1.1	0.8

Total net revenues	100.0	100.0	100.0

Cost of sales	38.3	41.6	40.7

Gross profit	61.7	58.4	59.3

Operating expenses:
Engineering and development	26.4	25.0	22.2
Selling and marketing	11.9	10.2	9.0
General and administrative	7.9	6.7	5.9
Amortization of other intangible assets	1.9	2.6	2.7
Impairment of other intangible assets	—	0.4	—
In-process research and development	—	4.1	4.3

Total operating expenses	48.1	49.0	44.1

Operating income	13.6	9.4	15.2

Nonoperating income, net:
Interest income	2.4	4.3	5.2
Interest expense	—	(0.3)	(0.6)
Gain on repurchase of convertible subordinated notes	—	—	—
Other (expense) income, net	—	(0.8)	—

Total nonoperating income, net	2.4	3.2	4.6

Income before income taxes	16.0	12.6	19.8
Income tax provision	17.4	6.3	9.8

Net (loss) income	(1.4)%	6.3%	10.0%

Fiscal 2008 versus Fiscal 2007

Net Revenues.  Net revenues for fiscal 2008 increased approximately $18.1 million, or 4%, to approximately $488.3 million, compared to approximately $470.2 million in fiscal 2007.

Net Revenues by Product Line

From a product line perspective, net revenues generated from our HSPs for fiscal years 2008 and 2007 represented the majority of our net revenues. Our net revenues by product line were as follows:

	Net Revenues by Product Line
		Percentage of		Percentage of	Increase/	Percentage
	2008	Net Revenues	2007	Net Revenues	(Decrease)	Change
	(Dollars in thousands)

Host Server Products	$352,687	72%	$357,279	76%	$(4,592)	(1)%
Embedded Storage Products	134,858	28	107,578	23	27,280	25%
Intelligent Network Products and Other	756	—	5,330	1	(4,574)	(86)%

Total net revenues	$488,301	100%	$470,187	100%	$18,114	4%

HSP mainly consists of our Fibre Channel based connectivity products and converged Fibre Channel over Ethernet based products. The slight decrease in our HSP net revenues for fiscal 2008 compared to fiscal 2007 was mainly due to a decrease in average selling price (ASP) of approximately 4% partially offset by an increase in units shipped of approximately 3%.

ESP mainly consists of our InSpeed®, FibreSpy®, input/output controller solutions, embedded bridge, and embedded router products. The increase in our ESP net revenues for fiscal 2008 compared to fiscal 2007 was mainly due to an increase in units shipped of approximately 46%, which included the growth in units shipped resulting from our acquisition of Sierra Logic in October 2006, partially offset by a decrease in ASP of approximately 14%.

Our INP mainly consists of contract engineering services and our Other category mainly consists of legacy and other products.

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

Net Revenues by Major Customers
			Total Direct
	Direct		and Indirect
	Revenues		Revenues(2)
	2008	2007	2008	2007

Net revenue percentage(1)
EMC	—	—	18%	18%
Hewlett-Packard	15%	13%	15%	13%
IBM	21%	22%	28%	25%
Info X	14%	17%	—	—

(1)	Amounts less than 10% are not presented.

(2)	Customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.

Direct sales to our top five customers accounted for approximately 61% and 64% of total net revenues for fiscal years 2008 and 2007, respectively, and we expect to be similarly concentrated in the future. Our net revenues from our customers can be significantly impacted by changes to our customers’ business and their business models.

Net Revenues by Sales Channel

From a sales channel perspective, net revenues generated from OEM customers were approximately 75% of net revenues and sales through distribution were approximately 25% in fiscal 2008 compared to net revenues from OEM customers of approximately 71% and sales through distribution of approximately 29% in fiscal 2007. The increase in OEM net revenues was mainly due to the increase in ESP net revenues which are mainly through OEMs. Net revenues by sales channel were as follows:

	Net Revenues by Sales Channel
		Percentage of		Percentage of	Increase/	Percentage
	2008	Net Revenues	2007	Net Revenues	(Decrease)	Change
	(Dollars in thousands)

OEM	$366,717	75%	$335,562	71%	$31,155	9%
Distribution	121,044	25%	134,322	29%	(13,278)	(10)%
Other	540	—	303	—	237	78%

Total net revenues	$488,301	100%	$470,187	100%	$18,114	4%

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

Net Revenues by Geographic Territory

For fiscal 2008, domestic net revenues decreased by approximately $21.9 million to $197.1 million from $219.0 million in fiscal 2007. For fiscal 2008, international net revenues (Pacific Rim and Europe and rest of the world) increased by approximately $40.0 million to $291.2 million from $251.2 million in fiscal 2007. Our net domestic and international revenues based on billed-to location were as follows:

	Net Domestic and International Revenues
		Percentage of		Percentage of	Increase/	Percentage
	2008	Net Revenues	2007	Net Revenues	(Decrease)	Change
	(Dollars in thousands)

Domestic	$197,063	40%	$218,996	47%	$(21,933)	(10)%
Pacific Rim	125,392	26%	80,637	17%	44,755	56%
Europe and rest of the world	165,846	34%	170,554	36%	(4,708)	(3)%

Total net revenues	$488,301	100%	$470,187	100%	$18,114	4%

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

Gross Profit.  Gross profit consists of net revenues less cost of sales. Cost of sales includes the cost of production of finished products, amortization expense related to core technology and developed technology intangible assets as well as support costs and other expenses related to inventory management, manufacturing quality, and order fulfillment. Our gross profit for fiscal 2008 and fiscal 2007 were as follows (in thousands):

Gross Profit
	Percentage of		Percentage of	Increase/	Percentage
2008	Net Revenues	2007	Net Revenues	(Decrease)	Points Change

$301,224	62%	$274,608	58%	$26,616	3%

Cost of sales included approximately $23.0 million and $25.8 million of amortization of technology intangible assets for fiscal years 2008 and 2007, respectively. Also included in cost of sales for fiscal 2008 is a $3.1 million impairment charge compared to a $0.2 million impairment charge recorded during fiscal 2007. The fiscal 2008 impairment charge was related to a developed technology intangible asset from the Aarohi acquisition. The initial value ascribed to this developed technology intangible asset was based primarily on forecasted revenues from products we no longer plan to place into production. We recorded this impairment charge to reduce the carrying value of this developed technology intangible asset to the estimated fair value of zero. Further, approximately $1.3 million and $1.1 million of share-based compensation expense were included in cost of sales in fiscal years 2008 and 2007, respectively. Fiscal 2007 cost of sales included approximately $2.0 million related to the mark up to fair value on inventory acquired in the Sierra Logic acquisition and subsequently sold, as required by Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.” In addition, the Company recorded an approximately $2.9 million charge in fiscal 2008 compared to an approximately $3.3 million charge for excess and obsolete inventory primarily associated with older generation HSPs in fiscal 2007. Gross margin increased to approximately 62% in fiscal 2008 compared to approximately 58% in fiscal 2007 primarily due to our focused efforts on consolidating and streamlining our supply chain, higher dual channel product mix which has a higher gross margin, and the items discussed above. We anticipate gross margin will trend down over time as lower gross margin but higher volume products such as mezzanine cards for blade servers and embedded storage products become a bigger portion of our business. Also, as our customers migrate from purchasing our products through the distribution channel and toward purchasing our products through OEM server manufacturers, which have a lower selling price, our gross margin may be negatively impacted. In addition, if inflation negatively impacts our suppliers, it may increase our product costs and if we are unable to pass it onto our customers, it may negatively impact our gross margin as well.

Engineering and Development.  Engineering and development expenses consisted primarily of salaries and related expenses for personnel engaged in the design, development, and technical support of our products. These expenses included third-party fees paid to consultants, prototype development expenses, and computer service costs related to supporting computer tools used in the engineering and design process. Our engineering and development expense for fiscal 2008 and fiscal 2007 were as follows (in thousands):

Engineering and Development
	Percentage of		Percentage of	Increase/	Percentage
2008	Net Revenues	2007	Net Revenues	(Decrease)	Points Change

$129,232	26%	$117,833	25%	$11,399	1%

Engineering and development expenses for fiscal 2008 compared to fiscal 2007 increased approximately $11.4 million, or 10%. Approximately $12.0 million and $12.9 million of share-based compensation expense were included in engineering and development costs in fiscal years 2008 and 2007, respectively. As a result of our ongoing growth and diversification strategy, we invested significantly in new product development and related headcount growth. Engineering and development headcount increased to 511 at the end of fiscal 2008 from 446 at the end of fiscal 2007. This expanded headcount resulted in an increase of approximately $7.9 million in salary and related expenses. The remaining incremental increase in engineering and development expenses during fiscal 2008 were primarily related to increases in expensed software costs of approximately $1.5 million, prototype expenses and third-party fees paid to consultants of approximately $1.2 million, and fiscal 2008 included a full year of the Sierra Logic acquisition. We will continue to invest in engineering and development activities and anticipate gross dollar expenditures will continue to grow in this area.

Selling and Marketing.  Selling and marketing expenses consisted primarily of salaries, commissions, and related expenses for personnel engaged in the marketing and sales of our products, as well as trade shows, product literature, promotional support costs, and other advertising related costs. Our selling and marketing expense for fiscal 2008 and fiscal 2007 were as follows (in thousands):

Selling and Marketing
	Percentage of		Percentage of	Increase/	Percentage
2008	Net Revenues	2007	Net Revenues	(Decrease)	Points Change

$57,946	12%	$47,870	10%	$10,076	2%

Selling and marketing expenses for fiscal 2008 compared to fiscal 2007 increased approximately $10.1 million, or 21%. Approximately $5.6 million of share-based compensation expense were included in selling and marketing costs in both fiscal 2008 and 2007. As we have expanded our worldwide distribution efforts in connection with our growth initiatives, selling and marketing headcount increased to 145 at the end of fiscal 2008 compared to 127 at the end of fiscal 2007. This resulted in an increase of approximately $3.8 million in salary and related expenses. The remaining incremental increase in selling and marketing expenses during fiscal 2008 were primarily related to increases in advertising and trade shows expense of approximately $2.0 million, travel related expenses of approximately $1.1 million, and outside services of approximately $0.5 million. We will continue to target advertising, market promotions, and heighten brand awareness of our new and existing products in an effort to provide overall revenue growth. Accordingly, we expect that future selling and marketing expenditures will grow in absolute dollars.

General and Administrative.  Ongoing general and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees, and other corporate expenses. Our general and administrative expense for fiscal 2008 and fiscal 2007 were as follows (in thousands):

General and Administrative
	Percentage of		Percentage of	Increase/	Percentage
2008	Net Revenues	2007	Net Revenues	(Decrease)	Points Change

$38,531	8%	$31,416	7%	$7,115	1%

General and administrative expenses for fiscal 2008 compared to fiscal 2007 increased approximately $7.1 million, or 23%. Approximately $10.1 million and $8.5 million of share-based compensation expense were included in general and administrative costs in fiscal 2008 and 2007, respectively. General and administrative headcount increased to 130 at the end of fiscal 2008 compared to 112 at the end of fiscal 2007. This resulted in an increase of approximately $2.2 million in salary and related expenses. The remaining incremental increase in general and administrative expenses during fiscal 2008 were primarily related to severance and associated costs of approximately $1.2 million, increases in depreciation of approximately $1.1 million and rent of approximately $0.7 million.

Amortization of Other Intangible Assets.  Amortization of other intangible assets includes the amortization of intangible assets such as patents, customer relationships, tradenames, and covenants not-to-compete with estimable lives. Our amortization of expense for fiscal 2008 and fiscal 2007 were as follows (in thousands):

Amortization of Other Intangible Assets
	Percentage of		Percentage of	Increase/	Percentage
2008	Net Revenues	2007	Net Revenues	(Decrease)	Points Change

$9,260	2%	$12,082	3%	$(2,822)	(1)%

Amortization of other intangible assets for fiscal 2008 compared to fiscal 2007 decreased approximately $2.8 million, or 23%. The decrease was primarily due to amortization in full of certain intangible assets acquired in prior acquisitions as well as impairment of various intangible assets.

Impairment of Other Intangible Assets.  Impairment of other intangible assets represents impairment charges recorded in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). Our impairment of other intangible assets for fiscal 2008 and fiscal 2007 were as follows (in thousands):

Impairment of Other Intangible Assets
	Percentage of		Percentage of	Increase/	Percentage
2008	Net Revenues	2007	Net Revenues	(Decrease)	Points Change

$ —	—	$2,001	—	$(2,001)	—

No impairment of other intangible assets was recorded during fiscal 2008. During fiscal 2007, we recorded an impairment charge of approximately $2.0 million related to the customer relationships intangible asset from the Aarohi acquisition.

In-Process Research and Development.  Purchased in-process research and development expense relates to acquisitions. Our in-process research and development expense for fiscal 2008 and fiscal 2007 were as follows (in thousands):

In-Process Research and Development
	Percentage of		Percentage of	Increase/	Percentage
2008	Net Revenues	2007	Net Revenues	(Decrease)	Points Change

$ —	—	$19,225	4%	$(19,225)	(4)%

No in-process research and development expense was recorded during fiscal 2008. The Company accounted for the acquisition of Sierra Logic under the purchase method of accounting in accordance with SFAS No. 141 and recorded approximately $21.8 million for purchased in-process research and development expense during fiscal 2007. This charge was partially offset by purchase price allocation revisions of approximately $2.6 million related to the Aarohi acquisition.

Nonoperating Income, net.  Nonoperating income, net, consisted primarily of interest income, interest expense, and other non-operating income and expense items. Our nonoperating income, net for fiscal 2008 and fiscal 2007 were as follows (in thousands):

Nonoperating Income, Net
	Percentage of		Percentage of	Increase/	Percentage
2008	Net Revenues	2007	Net Revenues	(Decrease)	Points Change

$11,662	2%	$14,902	3%	$(3,240)	(1)%

Our nonoperating income, net, for fiscal 2008 compared fiscal 2007 decreased approximately $3.2 million, or 22%. We recorded an impairment charge of approximately $5.0 million related to an investment in an early stage, privately held, company in the storage networking industry in fiscal 2007. The net decrease was mainly due to lower interest rate on investments, partially offset by lower interest expense as a result of the retirement of our convertible subordinated notes on December 15, 2006.

Income taxes.  Income taxes for fiscal 2008 and fiscal 2007 were as follows (in thousands):

Income Taxes
	Percentage of		Percentage of	Increase/	Percentage
2008	Net Revenues	2007	Net Revenues	(Decrease)	Points Change

$84,988	17%	$29,649	6%	$55,339	11%

Income taxes for fiscal 2008 compared to fiscal 2007 increased approximately $55.3 million, or 187%. Our effective tax rate was approximately 109% for fiscal 2008 compared to approximately 50% for fiscal 2007. The change in our effective tax rate was mainly due to the impact of approximately $58.5 million of incremental U.S. tax expense associated with the implementation of our global initiatives during fiscal 2008. See 2008 Global Initiatives in Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information. The incremental U.S. tax expense was the result of the licensing of the intellectual property related to all our manufactured products from the U.S. parent company to a wholly owned subsidiary outside the U.S. The terms of the license contract included an upfront non-cancelable and non-exclusive royalty payment for fiscal 2008 and future royalty payments that are based on a percentage of future sales. In addition, there was a decrease to the effective tax rate due to the release of FIN 48 liabilities of approximately $2.7 million primarily as a result of the expiration of the statute of limitations during fiscal 2008 that was partially offset by the expiration of the research and development credit. We expect the tax rate in the immediate future periods to continue to be negatively impacted by our global initiatives, however, over time, we anticipate our tax rate will decrease.

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

Net Revenues by Product Line

From a product line perspective, net revenues generated from our HSPs for fiscal years 2007 and 2006 represented the majority of our net revenues. Our net revenues by product line were as follows:

	Net Revenues by Product Line
		Percentage of		Percentage of	Increase/	Percentage
	2007	Net Revenues	2006	Net Revenues	(Decrease)	Change
	(Dollars in thousands)

Host Server Products	$357,279	76%	$340,566	84%	$16,713	5%
Embedded Storage Products	107,578	23	59,203	15	48,375	82%
Intelligent Network Products and Other	5,330	1	3,044	1	2,286	75%

Total net revenues	$470,187	100%	$402,813	100%	$67,374	17%

HSP net revenues for fiscal 2007 increased compared to fiscal 2006 mainly due to an increase in units shipped of approximately 19% partially offset by a decrease in average selling price (ASP) of approximately 12%.

ESP net revenues for fiscal 2007 increased compared to fiscal 2006 mainly due to an increase in units shipped of approximately 235%, which included the growth in units shipped resulting from our acquisition of Sierra Logic in October 2006, partially offset by a decrease in ASP of approximately 46%.

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

	Net Domestic and International Revenues
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

Gross Profit.  Gross profit consists of net revenues less cost of sales. Cost of sales includes the cost of production of finished products, amortization expense related to core technology and developed technology intangible assets as well as support costs and other expenses related to inventory management, manufacturing quality, and order fulfillment. Our gross profit for fiscal 2007 and fiscal 2006 were as follows (in thousands):

Gross Profit
	Percentage of		Percentage of	Increase/	Percentage
2007	Net Revenues	2006	Net Revenues	(Decrease)	Points Change

$274,608	58%	$238,820	59%	$35,788	(1%)

Cost of sales included approximately $25.8 million and $14.7 million of amortization of technology intangible assets for fiscal years 2007 and 2006, respectively. Approximately $1.1 million and $0.8 million of share-based compensation expense were included in cost of sales in fiscal years 2007 and 2006, respectively. Approximately $2.0 million related to the mark up to fair value on inventory acquired in the Sierra Logic acquisition and subsequently sold, as required by Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” were included in cost of sales in fiscal 2007. In addition, the Company recorded an approximately $3.3 million charge for excess and obsolete inventory primarily associated with older generation multi-chip HSPs in fiscal 2007. Gross margin decreased slightly to approximately 58% in fiscal 2007 compared to approximately 59% in fiscal 2006 due to the items above. We anticipate gross margin will trend down over time as lower gross margin but higher volume products such as mezzanine cards for blade servers and embedded storage products become a bigger portion of our business.

Engineering and Development.  Engineering and development expenses consisted primarily of salaries and related expenses for personnel engaged in the design, development, and technical support of our products. These expenses included third-party fees paid to consultants, prototype development expenses, and computer service costs related to supporting computer tools used in the engineering and design process. Our engineering and development expense for fiscal 2007 and fiscal 2006 were as follows (in thousands):

Engineering and Development
	Percentage of		Percentage of	Increase/	Percentage
2007	Net Revenues	2006	Net Revenues	(Decrease)	Points Change

$117,833	25%	$89,669	22%	$28,164	3%

Engineering and development expenses for fiscal 2007 compared to fiscal 2006 increased approximately $28.2 million, or 31%. Approximately $12.9 million and $7.2 million of share-based compensation expense were included in engineering and development costs in fiscal years 2007 and 2006, respectively. We continue our growth and diversification strategies by investing significantly in new product development within the context of our three highly synergistic and focused product lines. Engineering and development headcount increased to 446 at the end of fiscal 2007 compared to 369 at the end of fiscal 2006. This expanded headcount resulted in an increase of approximately $16.4 million in salary and related expenses. The remaining incremental increase in engineering and development expenses during fiscal 2007 was primarily related to the increase in prototype development expenses and third-party fees paid to consultants of approximately $2.6 million. We will continue to invest in engineering and development activities and anticipate gross dollar expenditures will continue to grow in this area.

Selling and Marketing.  Selling and marketing expenses consisted primarily of salaries, commissions, and related expenses for personnel engaged in the marketing and sales of our products, as well as trade shows, product literature, promotional support costs, and other advertising related costs. Our selling and marketing expense for fiscal 2007 and fiscal 2006 were as follows (in thousands):

Selling and Marketing
	Percentage of		Percentage of	Increase/	Percentage
2007	Net Revenues	2006	Net Revenues	(Decrease)	Points Change

$47,870	10%	$36,169	9%	$11,701	1%

Selling and marketing expenses for fiscal 2007 compared to fiscal 2006 increased approximately $11.7 million, or 32%. Approximately $5.6 million and $3.7 million of share-based compensation expense were included in selling and marketing costs in fiscal 2007 and 2006, respectively. As we have expanded our worldwide distribution efforts in connection with our growth initiatives, selling and marketing headcount increased to 127 at the end of fiscal 2007 compared to 100 at the end of fiscal 2006. This resulted in an increase of approximately $6.2 million in salary and related expenses. The remaining incremental increase in selling and marketing expenses during fiscal 2007 was mainly related to travel, advertising, and trade shows expense in order to strengthen existing and develop emerging OEM relationships and leveraging worldwide distribution channels to complement our core OEM relationships. We will continue to target advertising, market promotions, and heighten brand awareness of our new and existing products in an effort to provide overall revenue growth and thus, the expectation that future selling and marketing expenditures will grow in absolute dollars.

General and Administrative.  Ongoing general and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees, and other corporate expenses. Our general and administrative expense for fiscal 2007 and fiscal 2006 were as follows (in thousands):

General and Administrative
	Percentage of		Percentage of	Increase/	Percentage
2007	Net Revenues	2006	Net Revenues	(Decrease)	Points Change

$31,416	7%	$23,680	6%	$7,736	1%

General and administrative expenses for fiscal 2007 compared to fiscal 2006 increased approximately $7.7 million, or 33%. Approximately $8.5 million and $5.8 million of share-based compensation expense were included in general and administrative costs in fiscal 2007 and 2006, respectively. General and administrative headcount increased to 112 at the end of fiscal 2007 compared to 88 at the end of fiscal 2006. This resulted in an increase of approximately $1.8 million in salary and related expenses. The remaining incremental increase in general and administrative expenses during fiscal 2007 was mainly related to headcount hiring costs, rent and related costs, and maintenance.

Amortization of Other Intangible Assets.  Amortization of other intangible assets includes the amortization of intangible assets such as patents, customer relationships, tradenames, and covenants not-to-compete with estimable lives. Our amortization of expense for fiscal 2007 and fiscal 2006 were as follows (in thousands):

Amortization of Other Intangible Assets
	Percentage of		Percentage of	Increase/	Percentage
2007	Net Revenues	2006	Net Revenues	(Decrease)	Points Change

$12,082	3%	$10,944	3%	$1,138	—

Amortization of other intangible assets for fiscal 2007 compared to fiscal 2006 increased approximately $1.1 million, or 10%. The increase was due primarily to additional amortization expense from the Sierra Logic and Aarohi acquisitions due to having a higher average balance of amortizable intangible assets. In fiscal 2007, amortization of other intangible assets related to the October 2006 acquisition of Sierra Logic, the May 2006 acquisition of Aarohi, and the November 2003 acquisition of Vixel Corporation (Vixel).

Impairment of Other Intangible Assets.  Impairment of other intangible assets represents impairment charges recorded in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). Our impairment of other intangible assets for fiscal 2007 and fiscal 2006 were as follows (in thousands):

Impairment of Other Intangible Assets
	Percentage of		Percentage of	Increase/	Percentage
2007	Net Revenues	2006	Net Revenues	(Decrease)	Points Change

$2,001	—	$—	—	$2,001	—

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

In-Process Research and Development.  Purchased in-process research and development expense relates to acquisitions. Our in-process research and development expense for fiscal 2007 and fiscal 2006 were as follows (in thousands):

In-Process Research and Development
	Percentage of		Percentage of	Increase/	Percentage
2007	Net Revenues	2006	Net Revenues	(Decrease)	Points Change

$19,225	4%	$17,272	4%	$1,953	—

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

Nonoperating Income, Net
	Percentage of		Percentage of	Increase/	Percentage
2007	Net Revenues	2006	Net Revenues	(Decrease)	Points Change

$14,902	3%	$18,829	5%	$(3,927)	(2%)

Our nonoperating income, net, for fiscal 2007 compared to fiscal 2006 decreased approximately $3.9 million, or 21%. We recorded an impairment charge of approximately $5.0 million related to an investment in an early stage, privately held, company in the storage networking industry in fiscal 2007. The reduction in interest income was mainly due to lower cash and investment levels resulting from the cash paid for the Aarohi and Sierra Logic acquisitions, the retirement of the Notes, and the repurchases of our common stock. Additionally, the overall decrease in nonoperating income, net, was partially offset by lower interest expense as a result of the retirement of the Notes in fiscal 2007.

Income taxes.  Income taxes for fiscal 2007 and fiscal 2006 were as follows (in thousands):

Income Taxes
	Percentage of Net		Percentage of	Increase/	Percentage
2007	Revenues	2006	Net Revenues	(Decrease)	Points Change

$29,649	6%	$39,464	10%	$(9,815)	(3%)

Income taxes for fiscal 2007 compared to fiscal 2006 decreased approximately $9.8 million, or 25%. The effective tax rate increased slightly to approximately 50% in fiscal 2007 from approximately 49% in fiscal 2006. The change in the effective tax rate was mainly due to the nondeductible Sierra Logic IPR&D expense of approximately $21.8 million and the increase in the valuation allowance that was partially offset by the retroactive extension of the Federal research tax credit during fiscal 2007, and the resolution of tax audit contingencies in which the statute of limitations on previously open tax years expired. The research tax credit had previously expired at the end of calendar 2005.

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

Income Taxes.  We account for income taxes using the asset and liability method, under which we recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We regularly review historical and anticipated future pre-tax results of operations to determine whether we will be able to realize the benefit of our deferred tax assets. A valuation allowance is required to reduce the potential deferred tax asset when it is more likely than not that all or some portion of the deferred tax asset will not be realized due to the lack of sufficient taxable income. As of June 29, 2008, we have a valuation allowance of approximately $2.6 million established against capital loss carryforwards.

On July 2, 2007, we adopted Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48), which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. See Note 12 in the accompanying notes to the consolidated financial statements contained elsewhere herein for additional information and related disclosures.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the Company’s fiscal year which began on June 30, 2008. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157.” FSP No. 157-2 permits a one-year deferral in applying the measurement provisions of SFAS 157 to non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 and FSP 157-2 is not expected to have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure certain financial assets and liabilities. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which is the Company’s fiscal year which began on June 30, 2008. The adoption of SFAS No. 159 is not expected to have a material impact on our financial position or results of operations.

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

In June 2008, the FASB reached a consensus on EITF Issue No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits.” EITF No. 08-3 requires that lessees account for nonrefundable maintenance deposits as deposit assets if it is probable that maintenance activities will occur and the deposit is therefore realizable. Amounts on deposit that are not probable of being used to fund future maintenance activities should be charged to expense. The consensus is effective for fiscal years beginning after December 15, 2008, which is the Company’s fiscal year beginning June 29, 2009. The Company is in the process of studying the potential financial statement impact of adopting EITF No. 08-3.

Liquidity and Capital Resources

At June 29, 2008, we had approximately $369.4 million in working capital and approximately $350.2 million in cash and cash equivalents and current investments. At July 1, 2007, we had approximately $328.5 million in working capital and approximately $271.3 million in cash and cash equivalents and current investments and approximately $24.3 million of restricted cash placed in escrow which is included in other assets. We maintain an investment portfolio of various security holdings, types, and maturities. We invest in instruments that meet credit quality standards in accordance with our investment guidelines. We limit our exposure to any one issuer or type of investment with the exception of U.S. Government issued or U.S. Government sponsored entity securities. Our investments were virtually all U.S. Government issued or U.S. Government sponsored entity securities as of June 29, 2008. We do not hold any auction rate securities or direct investments in mortgage-backed securities as of June 29, 2008. We have primarily funded our cash needs from continuing operations. As part of our commitment to the growth and diversification of storage networking infrastructure solutions, we currently plan to continue our strategic investment in research and development, sales and marketing, capital equipment, and facilities. We may also consider future acquisitions in order to achieve our goals.

In addition, in December 2006, we announced our Board of Directors had authorized the repurchase of up to $150 million of our outstanding common stock over the next two years. As of June 29, 2008, we have approximately $39.9 million still available under this program that may be utilized. In early August 2008, our Board of Directors approved approximately $39.9 million of common stock repurchases, which we anticipate completing in the first quarter of fiscal 2009, which is the remaining amount available under the December 2006 plan. In addition, our Board of Directors also authorized a new plan to repurchase up to $100.0 million of our outstanding common stock.

We believe that our existing cash and cash equivalent balances, investments, and anticipated cash flows from operating activities will be sufficient to support our working capital needs, capital expenditure requirements, and our growth and diversification strategy for at the least the next 12 months. We currently do not have any outstanding lines of credit or other borrowings.

Cash provided by operating activities during fiscal 2008 was approximately $142.1 million compared to fiscal 2007 of approximately $129.9 million. The net cash increase provided by operating activities was primarily due to lower inventories as a result of our focused efforts on consolidating and streamlining our supply chain in fiscal 2008 and lower accounts and other receivables due to the weakness from the distribution channel revenues at the end of fiscal 2008, partially offset by lower net income.

Investing activities yielded approximately $36.7 million of cash during fiscal 2008 compared to cash used of approximately $4.7 million during fiscal 2007. The current period addition to cash from investing activities was mainly due to timing of maturities of investments which were not reinvested, partially offset by higher property and equipment expenditures primarily for the facilities in Roseville, California and engineering and development equipment. We anticipate continued higher property and equipment expenditures in the future as we continue our growth and diversification strategy.

Cash used in financing activities during fiscal 2008 was approximately $30.8 million compared to cash used during fiscal 2007 of approximately $280.5 million. The current period usage of cash was primarily due to the purchase of treasury stock of approximately $40.0 million during the first quarter of fiscal 2008 partially offset by cash received from the issuances of common stock under stock plans of approximately $10.4 million. In fiscal 2007, we extinguished the 0.25% convertible subordinated notes of approximately $236.0 million and purchased treasury stock of approximately $70.1 million. In early August 2008, our Board of Directors approved approximately $39.9 million of common stock repurchases, which we anticipate completing in the first quarter of fiscal 2009. In addition, our Board of Directors also authorized a new plan to repurchase up to $100.0 million of common stock outstanding.

We have disclosed outstanding legal proceedings in Item 3 and in Note 10 to our Consolidated Financial Statements, both included in this Annual Report on Form 10-K. Currently, we believe the final resolution of outstanding litigation will not have a material adverse effect on our liquidity or capital resources.

The following summarizes our contractual obligations as of June 29, 2008, and the effect such obligations are expected to have on our liquidity in future periods:

	Payments Due by Period
	Total	2009	2010	2011	2012	2013	Thereafter
	(In thousands)

Leases(1)	$21,833	$5,187	$5,732	$5,643	$3,718	$1,553	$—
Purchase commitments	44,977	43,226	1,167	584	—	—	—
Other commitments(2)	7,976	6,637	773	563	3	—	—

Total	$74,786	$55,050	$7,672	$6,790	$3,721	$1,553	$—

(1)	Lease payments include common area maintenance (CAM) charges.

(2)	Consists primarily of commitments to purchase non-recurring engineering services but excludes approximately $32.0 million of unrecognized tax benefits under FIN 48 for which we cannot make a reasonably reliable estimate of the period of payment. See Note 12 to our consolidated financial statements.

Item 7A.	Qualitative and Quantitative Disclosures about Market Risk.

Interest Rate Sensitivity

Our cash and cash equivalents are not subject to significant interest rate risk due to their short terms to maturity. As of June 29, 2008, the carrying value of our cash and cash equivalents approximated fair value.

As of June 29, 2008, our investment portfolio consisted primarily of fixed income securities of approximately $133.3 million. Also, we do not hold any auction rate securities or direct investments in mortgage-backed securities as of June 29, 2008. We have the positive intent and ability to hold these securities to maturity. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of June 29, 2008, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows. However, if interest rates decreased and securities within our portfolio matured and were re-invested in securities with lower interest rates, interest income would decrease in the future.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, and to ensure that information required to be disclosed is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 29, 2008.

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

Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of June 29, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, that occurred during the fourth quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

There is incorporated herein by reference the information required by this Item in the Company’s definitive proxy statement for the 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended June 29, 2008. See Part I, Item 1 — “Executive Officers of the Registrant” for information regarding the executive and certain other officers of the Company or its principal operating subsidiaries.

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

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2008 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 29, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2008 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 29, 2008.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of June 29, 2008.

			Number of Securities
			Remaining Available
	Number of Securities		for Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Related in Column (a))
	(a)	(b)	(c)

Equity compensations plans approved by security holders(1)	13,133,931	$22.29	4,168,337	(4)
Employee stock purchase plan approved by security holders(2)	—	—	465,398
Equity compensations plans not approved by security holders(3)	944,120	$11.05	320,816

Total	14,078,051	$21.54	4,954,551

(1)	Consists of the Emulex Corporation Employee Stock Option Plan, the Emulex Corporation 2005 Equity Incentive Plan, the Emulex Corporation 2004 Employee Stock Incentive Plan, and the Emulex Corporation 1997 Stock Option Plan for Non-Employee Directors.

(2)	The Emulex Employee Stock Purchase Plan enables employees to purchase our common stock at a 15% discount to the lower of market value at the beginning or end of each six month offering period. As such, the number of shares that may be issued during a given six month period and the purchase price of such shares cannot be determined in advance. See Note 11 to our Consolidated Financial Statements.

(3)	Consists of the Sierra Logic, Inc. (Sierra Logic) 2001 Stock Option Plan, Aarohi Communications Inc. (Aarohi) 2001 Stock Option Plan, the Vixel Corporation (Vixel) 2000 Non-Officer Equity Incentive Plan, the Vixel Corporation 1999 Equity Incentive Plan, the Vixel Corporation Amended and Restated 1995 Stock Option Plan, and the Giganet, Inc. (Giganet) 1995 Stock Option Plan. Options issued under these plans were converted into options to purchase Emulex Corporation common stock as a result of the acquisitions of Sierra Logic, Aarohi, Vixel, and Giganet.

(4)	Includes net unvested stock granted of 2,135,765 shares that are not deemed issued for accounting purposes until vested.

Item 13.	Certain Relationships and Related Transactions.

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2008 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 29, 2008.

Item 14.	Principal Accountant Fees and Services.

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2008 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 29, 2008.

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

EMULEX CORPORATION AND SUBSIDIARIES

ANNUAL REPORT — FORM 10-K
Items 8, 15(a)(1) and 15(a)(2)
Index to Consolidated Financial Statements and Schedule
June 29, 2008, July 1, 2007, and July 2, 2006
(With Report of Independent Registered Public Accounting Firm Thereon)

Page Number

Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm	52
Consolidated Balance Sheets — June 29, 2008, and July 1, 2007	54
Consolidated Statements of Operations — Years ended June 29, 2008, July 1, 2007, and July 2, 2006	55
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) — Years ended June 29, 2008, July 1, 2007, and July 2, 2006	56
Consolidated Statements of Cash Flows — Years ended June 29, 2008, July 1, 2007, and July 2, 2006	57
Notes to Consolidated Financial Statements	58
Schedule
Schedule II — Valuation and Qualifying Accounts and Reserves	86
EXHIBIT 21
EXHIBIT 23
EXHIBIT 31A
EXHIBIT 31B
EXHIBIT 32

All other schedules are omitted because the required information is not applicable or the information is presented in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Emulex Corporation:

We have audited the accompanying consolidated balance sheets of Emulex Corporation and subsidiaries as of June 29, 2008 and July 1, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended June 29, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts and reserves. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emulex Corporation and subsidiaries as of June 29, 2008 and July 1, 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended June 29, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes in fiscal 2008 and stock-based compensation in fiscal 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Emulex Corporation’s internal control over financial reporting as of June 29, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 19, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Costa Mesa, California
August 19, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Emulex Corporation:

We have audited Emulex Corporation’s internal control over financial reporting as of June 29, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Emulex Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Emulex Corporation maintained, in all material respects, effective internal control over financial reporting as of June 29, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Emulex Corporation and subsidiaries as of June 29, 2008 and July 1, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended June 29, 2008, and our report dated August 19, 2008, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Costa Mesa, California
August 19, 2008

EMULEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
June 29, 2008 and July 1, 2007

	2008	2007
	(In thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$217,017	$69,036
Investments	133,182	202,288
Accounts and other receivables, net of allowance for doubtful accounts of $1,753 and $1,902 at June 29, 2008 and July 1, 2007, respectively	61,634	67,529
Inventories	19,336	28,973
Prepaid expenses	5,105	4,114
Deferred income taxes	20,773	27,114

Total current assets	457,047	399,054
Property and equipment, net	73,580	64,294
Investments	150	—
Goodwill	87,843	62,347
Intangible assets, net	67,299	108,342
Deferred income taxes	5,481	—
Other assets	7,656	25,440

Total Assets	$699,056	$659,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,714	$19,761
Accrued liabilities	26,363	29,483
Income taxes payable	37,528	21,285

Total current liabilities	87,605	70,529
Other liabilities	3,633	802
Deferred income taxes	—	6,239
Accrued taxes	31,979	—

Total liabilities	123,217	77,570

Commitments and contingencies (Note 10)
Subsequent event (Note 16)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	—	—
Common stock, $0.10 par value; 240,000,000 shares authorized; 88,113,322 and 86,906,540 issued at June 29, 2008 and July 1, 2007, respectively	8,811	8,691
Additional paid-in capital	1,080,722	1,045,221
Accumulated deficit	(403,614)	(401,982)
Accumulated other comprehensive income	7	64
Treasury stock, at cost; 5,660,337 and 3,589,278 shares at June 29, 2008 and July 1, 2007, respectively	(110,087)	(70,087)

Total stockholders’ equity	575,839	581,907

Total Liabilities and Stockholders’ Equity	$699,056	$659,477

See accompanying notes to consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 29, 2008, July 1, 2007, and July 2, 2006

	2008	2007	2006
	(In thousands, except per share data)

Net revenues	$488,301	$470,187	$402,813
Cost of sales	187,077	195,579	163,993

Gross profit	301,224	274,608	238,820

Operating expenses:
Engineering and development	129,232	117,833	89,669
Selling and marketing	57,946	47,870	36,169
General and administrative	38,531	31,416	23,680
Amortization of other intangible assets	9,260	12,082	10,944
Impairment of other intangible assets	—	2,001	—
In-process research and development	—	19,225	17,272

Total operating expenses	234,969	230,427	177,734

Operating income	66,255	44,181	61,086

Nonoperating income, net:
Interest income	11,672	20,000	21,150
Interest expense	(27)	(1,179)	(2,494)
Other income (expense), net	17	(3,919)	173

Total nonoperating income, net	11,662	14,902	18,829

Income before income taxes	77,917	59,083	79,915
Income tax provision	84,988	29,649	39,464

Net (loss) income	$(7,071)	$29,434	$40,451

Net (loss) income per share:
Basic	$(0.09)	$0.35	$0.48

Diluted	$(0.09)	$0.34	$0.46

Number of shares used in per share computations:
Basic	82,147	84,545	83,920

Diluted	82,147	89,089	91,259

See accompanying notes to consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
Years ended June 29, 2008, July 1, 2007, and July 2, 2006

					Accum-
					ulated Other
	Common Stock				Compre-			Total
	Shares		Additional	Accum-	hensive	Deferred		Stock-
	Out-		Paid-In	ulated	Income/	Com-	Treasury	holders’
	standing	Amount	Capital	Deficit	(Loss)	pensation	Stock	Equity
	(In thousands, except share data)

Balance at July 3, 2005	83,201,002	$8,320	$944,545	$(471,867)	—	$(3,407)	—	477,591
Net income	—	—	—	40,451	—	—	—	40,451
Foreign currency translation adjustment	—	—	—	—	(10)	—	—	(10)

Comprehensive income	—	—	—	—	—	—	—	40,441

Reclassification of deferred compensation upon adoption of SFAS No. 123R	—	—	(3,407)	—	—	3,407	—	—
Share-based compensation expense	—	—	21,453	—	—	—	—	21,453
Options issued to purchase Aarohi Communications, Inc., net of securities registration costs	—	—	910	—	—	—	—	910
Exercise of stock options	1,046,804	105	9,886	—	—	—	—	9,991
Tax benefit from exercise of stock options	—	—	3,347	—	—	—	—	3,347
Issuance of common stock under employee stock purchase plan	208,003	21	3,159	—	—	—	—	3,180

Balance at July 2, 2006	84,455,809	8,446	979,893	(431,416)	(10)	—	—	556,913
Net income	—	—	—	29,434	—	—	—	29,434
Foreign currency translation adjustment	—	—	—	—	74	—	—	74

Comprehensive income	—	—	—	—	—	—	—	29,508

Share-based compensation expense	—	—	28,057	—	—	—	—	28,057
Options issued to purchase Sierra Logic, Inc., net of securities registration costs	—	—	7,410	—	—	—	—	7,410
Stock awards vested	101,900	10	(10)	—	—	—	—	—
Common stock withheld for taxes	(25,602)	(2)	(540)	—	—	—	—	(542)
Exercise of stock options	2,130,320	213	18,823	—	—	—	—	19,036
Tax benefit from exercise of stock options	—	—	7,951	—	—	—	—	7,951
Issuance of common stock under employee stock purchase plan	244,113	24	3,637	—	—	—	—	3,661
Purchase of treasury stock	(3,589,278)	—	—	—	—	—	(70,087)	(70,087)

Balance at July 1, 2007	83,317,262	8,691	1,045,221	(401,982)	64	—	(70,087)	581,907
Net loss	—	—	—	(7,071)	—	—	—	(7,071)
Foreign currency translation adjustment	—	—	—	—	(57)	—	—	(57)

Comprehensive loss	—	—	—	—	—	—	—	(7,128)

Cumulative effect of adoption of FIN 48	—	—	(3,095)	5,439	—	—	—	2,344
Share-based compensation expense	—	—	29,008	—	—	—	—	29,008
Stock awards vested	450,836	45	(45)	—	—	—	—	—
Common stock withheld for taxes	(150,417)	(15)	(2,667)	—	—	—	—	(2,682)
Exercise of stock options	594,542	59	5,835	—	—	—	—	5,894
Tax benefit from exercise of stock options	—	—	1,965	—	—	—	—	1,965
Issuance of common stock under employee stock purchase plan	311,821	31	4,500	—	—	—	—	4,531
Purchase of treasury stock	(2,071,059)	—	—	—	—	—	(40,000)	(40,000)

Balance at June 29, 2008	82,452,985	$8,811	$1,080,722	$(403,614)	$7	$—	$(110,087)	$575,839

See accompanying notes to consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
June 29, 2008, July 1, 2007, and July 2, 2006

	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net (loss) income	$(7,071)	$29,434	$40,451
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts on investments, net	(437)	—	—
Depreciation and amortization of property and equipment	19,113	17,654	16,346
Amortization of discount on convertible subordinated notes	—	823	1,795
Share-based compensation expense	29,002	28,030	21,318
Amortization of intangible assets	32,302	37,887	25,691
Impairment of strategic investment and related note receivable	—	4,975	—
In-process research and development expense	—	19,225	17,272
Loss on disposal of property and equipment	128	148	50
Deferred income taxes	(3,167)	(2,960)	(125)
Excess tax benefits from share-based compensation	(1,411)	(6,809)	(3,961)
Impairment of other intangible assets	3,097	2,175	—
Foreign currency adjustments	(28)	(210)	(104)
Changes in assets and liabilities:
Accounts and other receivables, net	5,895	(3,598)	(13,346)
Inventories	9,632	(2,309)	13,987
Prepaid expenses and other assets	(2,656)	325	360
Accounts payable, accrued liabilities, and other liabilities	325	2,292	(15,253)
Accrued taxes	11,670	—	—
Income taxes payable	45,721	2,811	6,230

Net cash provided by operating activities	142,115	129,893	110,711

Cash flows from investing activities:
Net proceeds from sale of property and equipment	85	76	98
Additions to property and equipment	(27,748)	(13,141)	(16,644)
Payments for purchase of Sierra Logic, Inc., net of cash acquired	—	(134,188)	—
Restricted cash placed in escrow related to Sierra Logic, Inc. acquisition	—	(24,316)	—
Investment in privately-held company	(5,000)	(4,975)	—
Payments for purchase of Aarohi Communications, Inc., net of cash acquired	—	—	(34,816)
Purchases of investments	(794,960)	(2,234,859)	(2,384,576)
Maturities of investments	864,353	2,406,728	2,412,073

Net cash provided by (used in) investing activities	36,730	(4,675)	(23,865)

Cash flows from financing activities:
Retirement of debt assumed in conjunction with Sierra Logic, Inc. acquisition	—	(3,425)	—
Retirement of convertible subordinated notes	—	(236,000)	—
Proceeds from issuance of common stock under stock plans	10,425	22,697	13,171
Repurchase of common stock	(40,000)	(70,087)	—
Tax withholding payments reimbursed by common stock	(2,682)	(542)	—
Excess tax benefits from share-based compensation	1,411	6,809	3,961

Net cash (used in) provided by financing activities	(30,846)	(280,548)	17,132

Effect of exchange rates on cash and cash equivalents	(18)	74	(3)

Net increase (decrease) in cash and cash equivalents	147,981	(155,256)	103,975
Cash and cash equivalents at beginning of year	69,036	224,292	120,317

Cash and cash equivalents at end of year	$217,017	$69,036	$224,292

See accompanying notes to consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Summary of Significant Accounting Policies

Description of Business

Emulex Corporation (Emulex or the Company), a Delaware corporation, creates enterprise-class products that connect storage, servers and networks. Emulex supplies a broad range of advanced storage networking infrastructure solutions. The Company’s products and technologies leverage flexible multi protocol architectures that extend from deep within the storage array to the server edge of storage area networks (SANs). Emulex’s storage networking offerings include host bus adapters (HBAs), mezzanine cards for blade servers, embedded storage bridges, routers, and switches, storage Input/Output controllers (IOCs), and data center networking solutions. HBAs and mezzanine cards are the data communication products that enable servers to connect to storage networks by offloading communication processing tasks as information is delivered and sent to the storage network. Embedded storage bridges, routers, and switches and IOCs are deployed inside storage arrays, tape libraries and other storage appliances.

Principles of Consolidation

The consolidated financial statements include the accounts of Emulex Corporation, and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The Company’s fiscal year ends on the Sunday nearest June 30. Fiscal years 2008, 2007, and 2006 were comprised of 52 weeks and ended on June 29, 2008, July 1, 2007, and July 2, 2006, respectively. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

Certain reclassifications have been made to prior year amounts to conform to current year’s presentation.

Use of Estimates

The preparation of the consolidated financial statements, notes, and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and assumptions relating to the reported amount of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Estimates are used for, but not limited to, revenue recognition and cost of sales; the useful life and carrying amount of property and equipment and intangibles; carrying amount of goodwill; deferred taxes and any associated valuation allowances; tax uncertainties; allowances for doubtful accounts and product returns; inventory valuation; stock-based compensation; warranty and other accrued liabilities; cost of an acquired entity and allocation of purchase price. Actual results could differ materially from management’s estimates.

Foreign Currency Translation

The functional currencies of the Company’s foreign subsidiaries are determined in accordance with Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation” (SFAS No. 52). Assets and liabilities are translated into U.S. dollars at the exchange rate at the balance sheet date, whereas revenues and expenses are translated into U.S. dollars at the average exchange rate for the reporting period. Translation adjustments are included in accumulated other comprehensive income (loss) and realized transaction gains and losses are recorded in the results of operations.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Equivalents

The Company classifies highly liquid debt instruments, excluding corporate bonds and commercial paper, with original maturities of three months or less and deposits in money market funds, as cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values.

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

From time to time, the Company makes equity investments in non-publicly traded companies, where the Company is unable to exercise significant influence over the investee. These investments are accounted for under the cost method. Under the cost method, investments are carried at cost and are adjusted for other-than-temporary declines in fair value, distributions of earnings, or additional investments. The Company monitors its investments for impairment on a quarterly basis and makes appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Impairment charges are included in other income (expense), net in the consolidated statements of operations. Factors used in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition; going concern considerations such as the rate at which the investee utilizes cash, and the investee’s ability to obtain additional financing. As of June 29, 2008 and July 1, 2007, the carrying values of the Company’s equity investments in non-publicly traded companies were approximately $5.0 million and zero, respectively, and were included in Other Assets in the accompanying consolidated balance sheets. In fiscal 2008, the Company made an investment of approximately $5.0 million in a privately-held company in the storage networking industry. In early fiscal 2007, the Company also invested approximately $5.0 million in an early stage, privately held, company in the storage networking industry, however, the investment was subsequently impaired at the end of fiscal 2007.

Additionally, in accordance with SFAS No. 95, “Statement of Cash Flows” (SFAS No. 95), not all investments that qualify as cash equivalents are required to be treated as cash equivalents. Pursuant to the Company’s investment policy, the Company classifies all corporate bonds and commercial paper with original maturities of three months or less as short-term investments.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over estimated useful lives of 4 to 39 years for buildings, building improvements and land improvements, 2 to 7 years for production and test equipment, and 2 to 10 years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the shorter of remaining lease term or estimated useful life of the asset. Depreciation expense related to property and equipment used in the production process is recorded in cost of sales. Depreciation expense related to property and equipment used in all other activities is recorded in operating expense.

Goodwill

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

During the annual goodwill impairment test in fiscal 2008, the Company completed step one and determined that there was no impairment of goodwill since the fair value (based on the quoted market price) of the reporting unit exceeded its carrying value.

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

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets, Net

Intangibles resulting from the acquisitions are carried at cost less accumulated amortization. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets, ranging from 2 to 7 years. Periodically, the Company assesses whether its long-lived assets including intangibles, should be tested for recoverability whenever events or circumstances indicate that their carrying value may not be recoverable.

Revenue Recognition

The Company generally recognizes revenue at the time of shipment when title and risk of loss have passed, evidence of an arrangement has been obtained, pricing is fixed or determinable at the date of sale, and collectibility is reasonably assured. The Company makes certain sales through two tier distribution channels and has various distribution agreements with selected distributors and Master Value Added Resellers (collectively, the Distributors). These distribution agreements may be terminated upon written notice by either party. Additionally, these Distributors are generally given privileges to return a portion of inventory and to participate in price protection and cooperative marketing programs. Therefore, the Company recognizes revenue on its standard products sold to its Distributors based on data received from the Distributors and management’s estimates to approximate the point that these products have been resold by the Distributors. Original Equipment Manufacturer (OEM) specific models sold to the Company’s Distributors are governed under the related OEM agreements rather than under these distribution agreements. The Company recognizes revenue at the time of shipment to the Distributors for OEM specific models when title and risk of loss have passed, evidence of an arrangement has been obtained, the fee is fixed or determinable, and collectibility is reasonably assured. Additionally, the Company maintains accruals and allowances for price protection and cooperative marketing programs. Moreover, the Company accounts for these incentive programs in accordance with Emerging Issues Task Force (EITF) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (EITF No. 01-09). Accordingly, the Company classifies the costs of these programs based on the identifiable benefit received as either a reduction of revenue, a cost of sale, or an operating expense.

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

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses amounted to approximately $7.8 million, $5.9 million, and $5.5 million for fiscal years 2008, 2007, and 2006, respectively.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. As of July 2, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. Under FIN 48, income tax positions should be recognized in the first reporting period that the tax position meets the recognition threshold. Previously recognized income tax positions that fail to meet the recognition threshold in a subsequent period should be derecognized in that period. Differences between actual results and the Company’s assumptions, or changes in its assumptions in future periods, are recorded in the period they become known. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.

Deferred income taxes are recognized for the future tax consequences of temporary differences using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Temporary differences include the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carryforwards. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income. To the extent management believes that recovery is more likely than not, the Company does not establish a valuation allowance.

Net (Loss) Income per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is computed by dividing adjusted net (loss) income by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would be outstanding if the dilutive potential common shares and unvested stock from stock option plans and convertible subordinated notes had been issued. The dilutive effect of outstanding stock options and unvested stock is reflected in diluted net (loss) income per share by application of the treasury stock method. The dilutive effect of convertible subordinated notes is reflected in diluted net (loss) income per share by application of the if-converted method.

Supplemental Cash Flow Information

Cash paid during the year for:

	2008	2007	2006
	(In thousands)

Interest	$27	$336	$597
Income taxes	$32,853	$29,631	$33,985

Non-cash activities:

	2008	2007	2006
	(In thousands)

Additional goodwill resulting from escrow release as required by the Sierra Logic, Inc. acquisition agreement	$24,277	$—	$—
Capital expenditures included in accounts payable in the Company’s consolidated balance sheets	$1,874	$939	$2,217

Comprehensive (Loss) Income

Comprehensive (loss) income represents the net change in stockholders’ equity during a period from sources other than transactions with stockholders and, as such, includes net (loss) income and other specified components. For the Company, the only component of comprehensive (loss) income, other than net (loss) income, is the change in the cumulative foreign currency translation adjustments recognized in stockholders’ equity.

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

The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model (Black-Scholes model) based on the market price of the underlying common stock as of the date of grant, the expected term, stock price volatility, and expected risk-free interest rates. Expected volatilities are based on methodologies utilizing equal weighting involving both historical periods equal to the expected term and implied volatilities based on traded options to buy the Company’s shares. The fair value of each unvested stock award is based on the market price as of the date of the grant.

Fair Value of Financial Instruments

Management believes the fair values of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, investments, accounts payable, and accrued liabilities approximate carrying value.

Business and Credit Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term investments, and accounts receivable. Cash, cash equivalents, and investments, both short-term and long-term, are primarily maintained at three major financial institutions in the United States. Deposits held with banks may exceed the amount of insurance provided on such deposits, if any. The Company principally invests in U.S. Government issued securities, U.S. Government sponsored entity securities and corporate bonds and with the exception of the U.S. Government issued or U.S. Government sponsored entity securities, limits the amount of credit exposure to any one entity.

The Company sells its products to OEMs and distributors in the computer storage and server industry. Consequently, the Company’s net revenues and accounts receivable are concentrated. Direct sales to the Company’s top 5 customers accounted for 61%, 64% and 69% of total net revenues in fiscal years 2008, 2007, and 2006, respectively. The level of sales to any single customer may vary and the loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on the Company. Furthermore, although the Company sells to customers throughout the world, sales in the United States and Europe accounted for approximately 73% of the Company’s net revenues in fiscal year 2008, and the Company expects for the foreseeable future, these sales will account for the substantial majority of the Company’s revenues. Sales to customers are denominated in U.S. dollars. Consequently, the Company believes its foreign currency risk is minimal. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts. Historically, the Company has not experienced significant losses on accounts receivable.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, the Company currently relies on single and limited supply sources for several key components used in the manufacturing of its products. Also, the Company relies on two Electronics Manufacturing Services (EMS) providers for the manufacturing of its products. The inability or unwillingness of any single and limited source suppliers or the inability or unwillingness of any of the Company’s EMS provider sites to fulfill supply and production requirements, respectively, could materially impact future operating results.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the Company’s fiscal year which began on June 30, 2008. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157.” FSP No. 157-2 permits a one-year deferral in applying the measurement provisions of SFAS 157 to non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 and FSP 157-2 is not expected to have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure certain financial assets and liabilities. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which is the Company’s fiscal year which began on June 30, 2008. The adoption of SFAS No. 159 is not expected to have a material impact on our financial position or results of operations.

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

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In June 2008, the FASB reached a consensus on EITF Issue No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits.” EITF No. 08-3 requires that lessees account for nonrefundable maintenance deposits as deposit assets if it is probable that maintenance activities will occur and the deposit is therefore realizable. Amounts on deposit that are not probable of being used to fund future maintenance activities should be charged to expense. The consensus is effective for fiscal years beginning after December 15, 2008, which is the Company’s fiscal year beginning June 29, 2009. The Company is in the process of studying the potential financial statement impact of adopting EITF No. 08-3.

Note 2	Business Combination

On October 2, 2006, the Company acquired 100% of the outstanding common shares of Sierra Logic, Inc. (Sierra Logic), a privately-held supplier of embedded products for storage networking equipment located in Roseville, California. The acquisition is part of the Company’s strategy to diversify its business by expanding its embedded products beyond fibre channel to other disk drive protocols. The addition of Sierra Logic’s serial advanced technology attachment (SATA) products, as well as other products under development, will enable the Company to provide its customers with cost effective, end-to-end solutions with enhanced features such as virtualization, multi-protocol interoperability and tiered storage. The Company accounted for the acquisition using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The aggregate purchase price was approximately $171.3 million, including approximately $137.6 million of cash for convertible preferred stock and common stock, approximately $7.4 million in assumed vested stock options, other transaction costs of approximately $2.0 million, and approximately $24.3 million in contingent consideration released from escrow in fiscal 2008. This aggregate purchase price does not include approximately $8.3 million in restricted stock, and approximately $1.1 million in unvested stock options that is being recognized as compensation expense post-acquisition.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The value initially assigned to goodwill was approximately $62.5 million in fiscal 2007 and increased to approximately $88.0 million due to the contingent consideration released from escrow and purchase price refinements for taxes in fiscal 2008. The value assigned to goodwill is not deductible for tax purposes. The acquisition has been included in the 2007 consolidated balance sheet of the Company and the operating results have been included in the 2007 consolidated statements of operations of the Company since the date of acquisition.

Following is the supplemental unaudited pro forma information for the twelve months ended July 1, 2007 and July 2, 2006, assuming the acquisition had taken place at the beginning of each fiscal year. The pro forma information is based upon the statement of operations of Emulex for the twelve months ended July 1, 2007, and the statement of income of Sierra Logic for the period from July 1, 2006 to September 30, 2006. The pro forma information for the twelve months ended July 2, 2006, is based upon the statement of operations of Emulex for the twelve months ended July 2, 2006, and the statement of income of Sierra Logic for the period from July 1, 2005 to June 30, 2006.

The pro forma information includes adjustments for the amortization of intangible assets acquired, incremental stock-based compensation expense resulting from the combination, the decrease to interest income resulting from the acquisition, and the related estimated tax effects of these adjustments. Included in the pro forma information for the twelve months ended July 1, 2007 is the nonrecurring IPR&D charge of approximately $21.8 million that was immediately recognized as an operating expense in the accompanying fiscal 2007 consolidated statement of operations upon the acquisition date. The pro forma results are not necessarily indicative of the future results or results that would have been reported had the acquisition taken place when assumed.

	Twelve Months Ended
	July 1,	July 2,
	2007	2006
	(Unaudited)
	(In thousands, except per share data)

Net revenues	$477,620	$425,404

Net income	$26,178	$23,367

Net income per basic share	$0.31	$0.28

Net income per diluted share	$0.30	$0.26

Note 3	Cash, Cash Equivalents, and Investments

The Company’s portfolio of cash, cash equivalents, and investments consists of the following:

	2008	2007
	(In thousands)

Cash	$149,741	$12,236
Money market funds	67,276	56,800
Commercial paper	—	180,580
Municipal bonds	4,626	—
U.S. Government securities	29,250	—
U.S. Government sponsored entity securities	90,528	12,603
Corporate bonds	8,928	9,105

Total cash, cash equivalents, and investments	$350,349	$271,324

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 29, 2008, and July 1, 2007, the net unrealized holding gains and losses on investments were immaterial. Investments at June 29, 2008 and July 1, 2007, were classified as shown below:

	2008	2007
	(In thousands)

Cash and cash equivalents	$217,017	$69,036
Short-term investments (maturities less than one year)	133,182	202,288
Long-term investments (maturities from one to five years)	150	—

Total	$350,349	$271,324

Note 4	Inventories

Inventories, are summarized as follows:

	2008	2007
	(In thousands)

Raw materials	$4,090	$11,128
Finished goods	15,246	17,845

Total inventories	$19,336	$28,973

Note 5	Property and Equipment

Components of property and equipment, net, are as follows:

	2008	2007
	(In thousands)

Production and test equipment	$81,774	$70,368
Furniture and fixtures	38,067	30,819
Buildings and improvements	37,790	31,495
Land	12,532	12,532

	170,163	145,214
Less accumulated depreciation and amortization	(96,583)	(80,920)

Total property and equipment, net	$73,580	$64,294

Note 6	Goodwill and Intangible Assets, net

The activity in goodwill during the twelve months ended June 29, 2008 is as follows:

Carrying
Amount
(In thousands)

Goodwill, as of July 1, 2007	$62,347
Escrow release as required by Sierra Logic acquisition agreement	24,277
Purchase price allocation refinements	1,219

Goodwill, as of June 29, 2008	$87,843

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets, net, are as follows:

	2008	2007
	(In thousands)

Intangible assets subject to amortization:
Core technology and patents	$92,272	$95,471
Accumulated amortization, core technology and patents	(75,607)	(65,347)
Developed technology	77,313	81,982
Accumulated amortization, developed technology	(32,788)	(19,731)
Customer relationships	38,674	40,608
Accumulated amortization, customer relationships	(34,047)	(27,170)
Tradename	4,643	4,896
Accumulated amortization, tradename	(3,161)	(2,546)
Covenants not-to-compete	516	3,575
Accumulated amortization, covenants not-to-compete	(516)	(3,396)

Intangible assets subject to amortization, net	$67,299	$108,342

During fiscal 2008, an impairment charge of approximately $3.1 million was recorded in accordance with SFAS No. 144. The impairment charge was related to a developed technology intangible asset acquired from Aarohi. The initial value ascribed to this developed technology intangible asset was based primarily on forecasted revenues from products which the Company decided, during fiscal 2008, to no longer place into production. The Company recorded the impairment charge to reduce the carrying value of this developed technology intangible asset to the estimated fair value of zero. This impairment charge was recorded in cost of sales in the accompanying consolidated statements of operations.

During fiscal 2007, the Company recorded an impairment charge of approximately $2.0 million related to the customer relationships intangible asset from the Aarohi acquisition. The initial value ascribed to this customer relationship was based primarily on forecasted revenues from McDATA Corporation (McDATA). Subsequent to this initial valuation, Brocade Communications Systems, Inc. (Brocade) completed its acquisition of McDATA in January 2007. Following completion of the acquisition, Brocade informed the Company of its intent to terminate certain projects that included the Company’s products. As a result of this triggering event, impairment testing was deemed necessary and the Company wrote down the asset to its estimated fair value of zero in accordance with SFAS No. 144. This impairment charge was recorded in the line item impairment of other intangible assets in the consolidated statements of operations.

Aggregated amortization expense for intangible assets for fiscal year 2008, 2007, and 2006, was approximately $32.3 million, $37.9 million, and $25.7 million respectively, of which approximately $23.0 million, $25.8 million, and $14.7 million of amortization expense related to core technology and developed technology, respectively, has been included in cost of sales within the consolidated statements of operations.

The following table presents the estimated aggregated amortization expense of intangible assets for the next five full fiscal years (in thousands):

2009	$24,266
2010	21,723
2011	17,725
2012	3,585
2013	—

$67,299

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7	Accrued Liabilities

Components of accrued liabilities are as follows:

	2008	2007
	(In thousands)

Payroll and related costs	$11,792	$15,879
Warranty liability	4,174	3,832
Deferred revenue and accrued rebates	4,848	3,724
Other	5,549	6,048

Total accrued liabilities	$26,363	$29,483

The Company provides a warranty of between one to five years on its products. The Company records a provision for estimated warranty related costs at the time of sale based on historical product return rates and the Company’s estimates of expected future costs of fulfilling its warranty obligations. Changes to the warranty liability in 2008 and 2007 were:

	2008	2007
	(In thousands)

Balance at beginning of period	$3,832	$2,949
Accrual for warranties issued	3,306	3,685
Changes to pre-existing warranties (including changes in estimates)	(1,002)	—
Settlements made (in cash or in kind)	(1,962)	(2,802)

Balance at end of period	$4,174	$3,832

Note 8	Convertible Subordinated Notes

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

The Company has a pretax savings and profit sharing plan under Section 401(k) of the Internal Revenue Code (IRC) (the Plan) for substantially all domestic employees. Under the Plan, eligible employees are able to contribute up to 15% of their compensation not to exceed the maximum IRC deferral amount. In addition, Company discretionary contributions match up to 4% of a participant’s compensation. The Company’s contributions under this plan were approximately $3.0 million, $2.5 million, and $1.9 million in fiscal years 2008, 2007, and 2006, respectively.

The Company’s eligible employees in the United Kingdom are offered a similar plan, which allows the employees to contribute up to 15% of their compensation. In addition, Company discretionary contributions match up to 4% of a participant’s compensation. The Company’s contributions under this plan were approximately $62 thousand, $46 thousand, and $44 thousand in fiscal years 2008, 2007, and 2006, respectively.

The Company’s eligible employees in India are offered a similar plan, which allows the employees to contribute up to 4% of their compensation. In addition, Company discretionary contributions match up to 4% of a participant’s compensation. The Company’s contributions under this plan were approximately $58 thousand, $16 thousand, and $5 thousand in fiscal years 2008, 2007, and 2006, respectively.

Note 10	Commitments and Contingencies

Leases

The Company leases certain facilities and equipment under long-term noncancelable operating lease agreements, which expire at various dates through 2013. Rent expense for the Company under operating leases, including month-to-month rentals, totaled approximately $4.9 million, $3.9 million and $2.9 million in fiscal years 2008, 2007, and 2006, respectively. The Company has recorded rent expense on a straight-line basis based on contractual lease payments. Allowances from lessors for tenant improvements have been included in the straight-line rent expense for the applicable locations.

Future minimum noncancelable lease commitments are as follows (in thousands):

Operating
Leases

Fiscal year:
2009	$5,155
2010	5,700
2011	5,612
2012	3,712
2013	1,553
Thereafter	—

Total minimum lease payments	$21,732

Litigation

On November 15, 2001, prior to the Company’s acquisition of Vixel Corporation, a securities class action was filed in the United States District Court in the Southern District of New York as Case No. 01 CIV. 10053 (SAS), Master File No. 21 MC92 (SAS) against Vixel and two of its officers and directors (one of which is

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other Commitments and Contingencies

The Company has entered into various agreements for purchases of inventory. As of June 29, 2008, the Company’s purchase obligation associated with inventory was approximately $45.0 million.

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

Stock Repurchase Program

On December 5, 2006, the Company’s Board of Directors authorized the repurchase of up to $150 million of its outstanding common stock over the next two years. The Company may repurchase shares from time-to-time in open market purchases or privately negotiated transactions. The share repurchases will be financed by available cash balances and cash from operations. For fiscal years 2008 and 2007, the Company repurchased 2,071,059 and 3,589,278 shares of its common stock, respectively, under this program at an aggregate purchase price of approximately $40.0 million and $70.1 million, respectively, for an average of $19.31 per share and $19.53 per share, respectively. Approximately $39.9 million is available under this program as of June 29, 2008 (see Note 16).

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

Stock-Based Compensation

As of June 29, 2008, the Company had three stock-based plans for employees and directors that are open for future grant awards and are described below. In addition, the Company had eight stock-based plans, including six plans assumed in connection with prior acquisitions, each of which is closed for future grants but has options outstanding. Amounts recognized in the financial statements with respect to these plans for fiscal 2008, 2007, and 2006 are as follows:

	2008	2007	2006
	(In thousands)

Total cost of stock-based payment plans during the period	$29,008	$28,057	$21,453
Amounts capitalized in inventory during the period	(569)	(652)	(648)
Amounts recognized in income for amounts previously capitalized in inventory	563	625	513

Amounts charged against income, before income tax benefit	$29,002	$28,030	$21,318

Amount of related income tax benefit recognized in income	$8,148	$6,700	$4,131

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the Purchase Plan or ESPP) was adopted by the Board of Directors and approved by the stockholders in 2000 and became effective on January 1, 2001. Under the Purchase Plan, employees of the Company who elect to participate have the right to purchase common stock at a 15% discount from the lower of the market value of the common stock at the beginning or the end of each six month offering period. Employees purchase common stock using payroll deductions, which may not exceed 10% of their eligible compensation (the amount may be increased from time to time by the Company but may not exceed 15% of eligible compensation). The Purchase Plan was amended and adopted by the Board of Directors in 2007. The amended and restated Purchase Plan was approved by the stockholders in 2007 and became effective on November 15, 2007 (Amended Purchase Plan or Amended ESPP). The Amended Purchase Plan changed the six month option periods from April 1 to September 30 of each year to May 1 to October 31 and from October 1 to March 31 of each year to November 1 to April 30. In addition, the 2007 Purchase Plan increased the maximum number of shares that an employee may purchase in each six month period from 500 shares to 1,000 shares. Further, the Amended Purchase Plan increased the maximum dollar amount that can be withheld from employees during each six month period from $12,500 to $25,000 (subject to a maximum of $25,000 in any calendar year. No employee may purchase more than $25,000 worth of common stock (calculated at the time the purchase right is granted) or 2,000 shares in any calendar year. The Compensation Committee of the Board of Directors administers the Amended Purchase Plan. The Company has reserved a total of 1,950,000 shares of common stock for issuance under the Purchase Plan. As of June 29, 2008, there are 465,398 shares available for future award grants.

Employee Stock Option and Equity Incentive Plan

On December 1, 2005, the Company’s shareholders ratified and approved the Emulex Corporation 2005 Equity Incentive Plan (the Equity Incentive Plan). The Company’s Equity Incentive Plan permits the grant of stock options, restricted stock awards (unvested stock) consisting of shares of common stock that are subject to a substantial risk of forfeiture (vesting restrictions) for some period of time, unrestricted stock awards that are free of any vesting restrictions, performance awards entitling the recipient to acquire shares of common stock or to vest in shares of common stock upon the attainment of specified performance goals (Performance

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Awards) and stock appreciation rights to its domestic and international employees. The aggregate number of shares which may be used under the Equity Incentive Plan consists of 2,937,475 shares of common stock, plus the number of shares underlying options that were outstanding on the effective date of the Equity Incentive Plan (October 24, 2005) that expire, are forfeited, cancelled or terminate for any reason under the Employee Stock Option Plan and the 2004 Employee Stock Incentive Plan without having been exercised in full. On November 30, 2006, an additional 1,500,000 shares were approved for issuance by the Company’s stockholders. On November 15, 2007, the Company’s stockholders approved an amendment to the Equity Incentive Plan to increase the number of shares authorized for issuance under the Equity Incentive Plan by 1,500,000 and to provide that shares available for grant under the Aarohi Communications, Inc. 2001 Stock Option Plan (the “Aarohi Plan”) and the Sierra Logic, Inc. 2001 Stock Option Plan (the “Sierra Plan”) may be used for awards granted under the Equity Incentive Plan. The Equity Incentive Plan is administered by the Board of Directors, or at the discretion of the Board, by a committee consisting of two or more independent directors of the Company. Stock option awards are granted with an exercise price not less than fair market value of the Company’s stock at the date of grant; these awards generally vest based on three years of continuous service and have a six year contractual term. Certain stock option awards provide for accelerated vesting if there is a change in control (as defined in the Equity Incentive Plan) or achieving certain performance targets within the meaning of Section 162(m) of the Internal Revenue Code and the regulations thereunder. As of June 29, 2008, there were 2,105,388 shares available for future award grants under the Equity Incentive Plan.

Unvested and unrestricted stock awards may be awarded (or sold at a purchase price determined by the Board or the Committee) upon terms established by them in its sole discretion. The vesting provisions of unvested stock awards will be determined individually by the Board or the Committee for each grant, but generally vest annually over three years. Unrestricted stock awards will be free of any vesting provisions. Beginning May 2, 2006, the Company granted unvested stock to employees and non-employee directors under the Equity Incentive Plan.

Performance awards will be subject to the attainment of performance goals established by the Board or Committee, the periods during which performance is to be measured, and all other limitations and conditions applicable to the awarded shares. Performance goals shall be based on a pre-established objective formula or standard that specifies the manner of determining the number of performance awards that will be granted or will vest if the performance goal is attained. Performance goals will be determined by the Board or the Committee prior to the time 25% of the service period has elapsed and may be based on one or more business criteria that apply to an individual, a business unit or the Company. As of June 29, 2008, there are no performance awards outstanding.

Stock appreciation rights entitle the holder to receive the appreciation in the value of common stock underlying the stock appreciation right. The Board or Committee may grant a stock appreciation right either as a stand alone right, or if such right does not provide for the deferral of compensation within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, in tandem with all or any part of the shares of common stock that may be purchased by the exercise of a stock option. As of June 29, 2008, there are no stock appreciation rights outstanding.

The Company’s 1997 Stock Option Plan for Non-Employee Directors (the Director Plan) was amended and approved by the stockholders on November 30, 2006 to allow for a maximum of 1,880,000 shares of common stock to be issued, including an additional 150,000 shares approved for issuance. The Director Plan provides that an option to purchase 60,000 shares of common stock is granted to each non-employee director of the Company upon the first date that such director becomes eligible to participate. These options shall be exercisable as to 33.3% of the shares on each anniversary of the grant if the director is still a director of the Company. In addition, the Director Plan provides that on each yearly anniversary of the date of the initial grant, each eligible director shall automatically be granted an additional option to purchase 20,000 shares of common stock. In fiscal 2007 and fiscal 2008, in lieu of the 20,000 share annual grant, each eligible director

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

received an unvested stock grant of 7,000 shares. These options or unvested stock shall be exercisable as to 50% of the shares on the six month anniversary, 25% on the nine month anniversary and 25% on the year anniversary of the grant date. The exercise price per option granted will not be less than the fair market value at the date of grant. No option or unvested stock granted under the Director Plan shall be exercisable after the expiration of the earlier of (i) ten years following the date the option or unvested stock is granted or (ii) one year following the date the optionee ceases to be a director of the Company for any reason. The administrator of the Director Plan has the discretion to grant additional awards in the form of unvested stock and/or stock appreciation rights or to substitute unvested stock or stock appreciation rights for the formula grants described above. Options or unvested stock granted under the Director Plan are non-qualified stock awards. As of June 29, 2008, there were 248,000 shares available for future award grants under the Director Plan.

The Company’s Employee Stock Option Plan (the Plan), which is shareholder approved, permitted the grant of stock options and unvested stock to its domestic and international employees for up to approximately 33.7 million shares of common stock. Stock option awards were granted under the plan with an exercise price not less than the fair market value of the Company’s stock at the date of grant; these stock option awards generally vest based on either three or four years of continuous service and have either a six or ten year contractual term. Certain stock option awards provide for accelerated vesting if there is a change in control (as defined in the Plan) or achieving certain performance targets. With the approval and adoption of the Equity Incentive Plan on December 1, 2005, the Plan became closed for future grants of options.

The Company’s 2004 Employee Stock Incentive Plan (the 2004 Plan), which is shareholder approved, permitted the grant of stock options and unvested or unrestricted shares to its employees for up to 2,000,000 shares of common stock. The purchase price for the shares subject to any option granted under the 2004 Plan was not permitted to be less than 100% of the fair market value of the shares of common stock of the Company on the date the option was granted. These stock option awards generally vest based on either three or four years of continuous service and have either a six or ten year contractual term. With the approval and adoption of the Equity Incentive Plan on December 1, 2005, the 2004 Plan became closed for future award grants.

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

In connection with the acquisition of Sierra Logic, the Company assumed the Sierra Plan. The options were replaced with options to purchase shares of Emulex common stock based on the acquisition exchange ratio and continue to be subject to the terms of the Sierra Plan. The options have a life of up to ten years, generally vest over a four year period, and include a provision that the option holder may elect at any time to exercise the option prior to the full vesting of the option. As part of the purchase agreement, holders of unvested options were paid cash in exchange for the options with the cash received subject to the same vesting schedule as the originally granted option. Shares previously authorized for issuance under the Sierra Plan are no longer available for future grants, but options previously granted under this plan remain outstanding. Shares available under the Sierra Plan may be granted under the Equity Incentive Plan.

In connection with the acquisition of Aarohi, the Company assumed the Aarohi Plan. The options assumed were replaced with options to purchase shares of Emulex common stock based on the acquisition

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exchange ratio and continue to be subject to the terms of the Aarohi Plan. The options have a life of up to ten years, typically vest over four years with 25% after the first year and monthly thereafter, and include a provision that the option holder may elect at any time to exercise the option prior to the full vesting of the option. Unvested shares purchased upon early exercise of options are subject to a repurchase provision which grants the Company the right of first refusal to repurchase such shares at the original exercise price which right terminates at such time as the vesting requirements have been satisfied. Shares previously authorized for issuance under the Aarohi Plan are no longer available for future grants, but options previously granted under this plan remain outstanding. Shares available under the Aarohi Plan may be granted under the Equity Incentive Plan.

In addition, in connection with the prior acquisitions of Vixel Corporation (Vixel) and Giganet, Inc. (Giganet), the Company assumed awards granted under the Vixel Corporation Amended and Restated 1995 Stock Option Plan, the Vixel Corporation 1999 Equity Incentive Plan, and the Vixel Corporation 2000 Non-Officer Equity Incentive Plan (collectively, the Vixel Plans), and the Giganet, Inc. 1995 Stock Option Plan (the Giganet Plan). Shares previously authorized for issuance under these respective plans are no longer available for future grants, but options previously granted under these respective plans remain outstanding. Shares available under these respective grants may be granted under the Equity Incentive Plan.

As of June 29, 2008, we anticipate that the number of shares authorized under the Equity Incentive Plan, the Director Plan, the 2007 Purchase Plan, and All Other Plans are sufficient to cover future stock option exercises and shares that will be purchased during the next six month option period from May 1, 2008 to October 31, 2008 under the Purchase Plan.

A summary of option activity under the plans for fiscal 2008 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term (Years)	Value
				(In millions)

Options outstanding at July 1, 2007	13,512,649	$21.66
Options granted	1,487,350	$16.11
Options exercised	(594,542)	$9.91
Options canceled	(219,323)	$25.37
Options forfeited	(108,083)	$18.43

Options outstanding at June 29, 2008	14,078,051	$21.54	4.09	$5.75

Options vested and expected to vest at June 29, 2008	13,895,604	$21.60	4.08	$5.73

Options exercisable at June 29, 2008	11,271,271	$22.73	3.84	$5.14

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the market price of the underlying common stock as of the date of grant, expected term, stock price volatility and expected risk-free interest rates. This model requires subjective assumptions, including expected stock price volatility and expected time until exercise, which affect the calculated fair value on the grant date, as well as the market price of the underlying common stock as of the date of grant and expected risk-free interest rates. Expected volatilities are based on methodologies utilizing equal weighting involving both historical periods equal to the expected term and implied volatilities based on

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

traded options to buy the Company’s shares. The assumptions utilized to compute the fair value of stock option grants for fiscal 2008, 2007, and 2006 were:

	Amended Purchase Plan
	2008	2007	2006

Expected volatility	32% - 45%	29% - 31%	37%
Weighted average expected volatility	40%	30%	37%
Expected dividends	—	—	—
Expected term (in years)	0.5	0.24 - 0.5	0.5
Weighted average expected term (in years)	0.5	0.49	0.5
Risk-free interest rate	1.67% - 4.08%	5.01% - 5.08%	3.89% - 4.82%

	All Other Plans
	2008	2007	2006

Expected volatility	33% - 40%	30% - 38%	35.2% - 56.6%
Weighted average expected volatility	37%	34%	47%
Expected dividends	—	—	—
Expected term (in years)	2.4 - 5.0	1.4 - 4.4	2.4 - 4.4
Weighted average expected term (in years)	3.30	3.23	3.25
Risk-free interest rate	1.75% - 4.17%	4.51% - 4.95%	5.18% - 5.23%

A summary of unvested stock awards activity for fiscal year 2008 is presented below:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value

Awards outstanding and unvested at July 1, 2007	1,314,776	$18.22
Awards granted	1,282,675	$17.98
Awards vested	(450,836)	$18.27
Awards forfeited	(10,850)	$18.51

Awards outstanding and unvested at June 29, 2008	2,135,765	$18.07

As of June 29, 2008, there was approximately $22.9 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.11 years.

The weighted average grant date fair value of options in fiscal 2008, 2007, and 2006, were $4.80, $4.56, and $7.31 respectively. The weighted average grant date fair value of stock awards granted in fiscal 2008, 2007, and 2006 were $17.98, $18.32, and $17.98 respectively. The total intrinsic value of stock options exercised in fiscal 2008, 2007, and 2006 were approximately $5.7 million, $24.1 million, $10.4 million respectively. The total fair value of stock awards vested in fiscal 2008 and 2007 were approximately $7.9 million and $2.1 million, respectively, and there were no shares vested in fiscal 2006.

Cash received from share option exercises under stock-based plans for the 12 months ended June 29, 2008, July 1, 2007, and July 2, 2006 was approximately $10.4 million, $19.0 million, and $10.0 million, respectively. The actual tax benefit realized for the tax deductions from option exercise and vested stock awards of stock-based plans totaled approximately $5.1 million, $9.6 million and $4.0 million for the 12 months ended June 29, 2008, July 1, 2007, and July 2, 2006, respectively.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12	Income Taxes

The components of income tax expense are as follows:

	2008	2007	2006
	(In thousands)

Federal:
Current	$86,828	$28,907	$35,173
Deferred	(2,382)	(11,961)	1,496
State:
Current	(747)	3,633	4,304
Deferred	1,220	9,001	(1,621)
Foreign:
Current	69	69	112

Total income tax expense	$84,988	$29,649	$39,464

The income tax expense in fiscal years 2008, 2007, and 2006 excludes excess tax benefits recorded directly to additional paid-in-capital in the amounts of approximately $2.0 million, $8.0 million, and $3.3 million, respectively, related to exercises of stock options under the Company’s stock option plans.

Income before income taxes consists of the following:

	2008	2007	2006
	(In thousands)

Domestic	$77,680	$58,852	$79,542
Foreign	237	231	373

Total	$77,917	$59,083	$79,915

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	2008	2007
	(In thousands)

Deferred tax assets:
Capitalization of inventory costs	$166	$217
Reserves not currently deductible	12,946	11,848
Share-based compensation	15,630	11,387
Net operating loss carryforwards	12,985	24,847
General business and state credit carryforwards	10,913	15,198
Capitalized research and development expenditures	2,853	3,771
Capital loss carryforwards	2,609	2,625
Property and equipment	512	144
Other	1,814	964

Total gross deferred tax assets	60,428	71,001

Less valuation allowance	(2,609)	(2,625)

Deferred tax assets, net of valuation allowance	57,819	68,376

Deferred tax liabilities:
Various state taxes	5,477	5,580
Intangible assets — customer relationships	1,851	5,358
Intangible assets — core technology and patents	24,237	36,563

Total gross deferred tax liabilities	31,565	47,501

Net deferred tax asset	$26,254	$20,875

Based on the Company’s historical and anticipated future pre-tax results of operations, management believes it is more likely than not that the Company will realize the benefit of the approximately $26.3 million net deferred tax assets existing as of June 29, 2008. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income, however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement earnings from operations to fully realize recorded tax benefits.

The Company has approximately $6.5 million of capital loss carryforwards available as of June 29, 2008. If unused, approximately $1.5 million and $5.0 million of the carryforwards would expire in fiscal years 2011 and 2013, respectively. Management believes it is more likely than not that the Company will not be able to generate sufficient capital gain income to realize these benefits prior to the expiration of these capital loss carryforwards. Therefore, a valuation allowance of approximately $2.6 million is recorded as of the end of fiscal 2008 and 2007. The Company generated capital loss carryforwards of approximately $5.0 million during fiscal year 2008. No capital loss carryforwards were generated during fiscal year 2007.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The actual income tax expense (benefit) on pretax income before income taxes differs from expected federal income tax expense for the following reasons:

	2008	2007	2006
	(In thousands)

Expected income tax expense at 35%	$27,271	$20,679	$27,970
State income tax expense, net of federal tax benefit	473	1,785	2,318
In-process research and development expenditures	—	6,729	6,045
Change in valuation allowance allocated to income tax expense	(16)	1,693	—
Effect of foreign activities taxed at differing tax rates	57,609	—	—
Extraterritorial income exclusion	(1,583)	(2,066)	(90)
Research and other credits	(1,795)	(1,607)	(357)
Stock-based compensation	2,494	2,928	3,220
Other, net	535	(492)	358

Total income tax expense	$84,988	$29,649	$39,464

As of June 29, 2008, the Company had federal and state net operating loss carryforwards of approximately $30.6 million and $25.6 million, respectively, which are available to offset future federal and state taxable income. If unused, the federal net operating loss carryforwards will expire during the fiscal years 2015 through 2021, and the state net operating loss carryforwards will begin to expire in fiscal 2010. Included in the federal net operating loss carryforwards are Aarohi losses of approximately $29.3 million and Sierra Logic losses of approximately $1.2 million. The annual utilization of these net operating loss carryforwards is limited due to restrictions imposed under federal law due to a change in ownership.

As of June 29, 2008, the Company had federal and state research and experimentation credit carryforwards of approximately $0.3 million and $9.3 million, respectively, which are available to reduce federal and state income taxes. If unused, the federal carryforwards expire during the fiscal years 2013 through 2022, and certain state carryforwards will begin to expire in fiscal 2018. For federal tax purposes, the Company has approximately $0.1 million of foreign tax credit carryforwards available through fiscal 2011.

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

As of June 29, 2008, the Company had total unrecognized tax benefits of approximately $32.0 million compared to approximately $24.7 million immediately after the adoption of FIN 48 on July 2, 2007. If fully recognized, approximately $25.7 million of the $32.0 million would impact the Company’s effective tax rate. The Company does not expect that the liability for unrecognized tax benefits will change significantly within the next 12 months.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A rollforward of the activity in the gross unrecognized tax benefits for the year ended June 29, 2008 is as follows (in thousands):

Balance at July 2, 2007	$24,714
Additions based on tax positions related to the current year	12,160
Additions for tax positions of prior years	850
Reductions for tax positions of prior years (including impacts due to a lapse in statute)	(3,084)
Settlements	(2,661)

Balance at June 29, 2008	$31,979

The audit of the Company’s fiscal 2004 Federal income tax return was completed in a prior fiscal year. The Company’s Federal income tax returns for fiscal years 2005 to 2008 and California income tax returns for fiscal years 2004 to 2008 are open as the statute of limitations have not yet expired. The Company is currently under audit by various state taxing authorities, but not any foreign taxing authorities. The Company does not believe that the resolution of these audits will have a material effect on its financial statements.

The Company had accrued approximately $0.9 million in interest and penalties related to unrecognized tax benefits accrued as of June 29, 2008 and approximately $0.7 million as of July 2, 2007 (post FIN 48 adoption).

Note 13	Revenue by Product Families, Geographic Area and Significant Customers

Revenues by Product Families

The Company designs and markets two major distinct product families: Host Server Products (HSP) and Embedded Storage Products (ESP). HSP mainly consists of Fibre Channel based connectivity products and converged Fibre Channel over Ethernet based products. The Company’s Fibre Channel based products include HBAs, custom form factor solutions for OEM blade servers and ASICs. These products enable servers to efficiently connect to SANs by offloading data communication processing tasks from the server as information is delivered and sent to the storage network. The Company’s converged products include CNAs. CNAs efficiently move data between local area networks (LANs) and SANs using Fibre Channel over Ethernet (FCoE) to map the Fibre Channel protocol directly into the data layer of Ethernet networks.

ESP mainly consists of input/output controller (IOC) solutions, embedded bridge, and embedded router products. Embedded storage switches, bridges, routers, and IOCs are deployed inside storage arrays, tape libraries, and other storage appliances, delivering improved performance, reliability, and storage connectivity.

Intelligent Network Products (INP) mainly consist of contract engineering services and Other category mainly consists of legacy and other products.

	2008	2007	2006
	(In thousands)

Net revenues:
Host Server Products	$352,687	$357,279	$340,566
Embedded Storage Products	134,858	107,578	59,203
Intelligent Networking Products and Other	756	5,330	3,044

Total net revenues	$488,301	$470,187	$402,813

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues by Geographic Area

The Company’s net revenues by geographic area based on bill-to location are:

	2008		2007		2006
	(In thousands)

United States	$197,063	40%	$218,996	47%	$219,911	55%
Pacific Rim	125,392	26%	80,637	17%	52,811	13%
Europe and rest of world	165,846	34%	170,554	36%	130,091	32%

Total net revenues	$488,301	100%	$470,187	100%	$402,813	100%

In fiscal years 2008, 2007, and 2006, net revenues from sales to customers in the United Kingdom, based on bill-to location, were approximately 16%, 15%, and 13%, respectively. Net revenues from sales to customers in Singapore, based on bill-to location, for fiscal years 2008, 2007, and 2006 were 13%, 7%, and 5%, respectively. No other country in the Pacific Rim, Europe or the rest of the world accounted for more than 10% of net revenues during these periods.

Significant Customers

The following table represents direct sales to customers accounting for greater than 10% of the Company’s net revenues or customer accounts receivable accounting for greater than 10% of the Company’s accounts receivable. Amounts not presented were less than 10%.

				Accounts
	Net Revenues			Receivable
	2008	2007	2006	2008	2007

Hewlett-Packard	15%	13%	10%	14%	—
IBM	21%	22%	29%	29%	26%
Info X	14%	17%	21%	11%	15%

In addition to direct sales, some of the Company’s larger OEM customers purchased or marketed products indirectly through distributors, resellers, or other third parties. Customers with total direct and indirect revenues, including customer specific models purchased or marketed indirectly through distributors, resellers, and other third parties, of more than 10% were as follows:

	Net Revenues
	2008	2007	2006

EMC	18%	18%	23%
Hewlett-Packard	15%	13%	10%
IBM	28%	25%	29%

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14	Net (Loss) Income per Share

The following table sets forth the computation of basic and diluted net (loss) income per share:

	2008	2007	2006
	(In thousands, except per share data)

Numerator:
Net (loss) income	$(7,071)	$29,434	$40,451
Adjustment for interest expense on convertible subordinated notes, net of tax	—	702	1,477

Numerator for diluted net (loss) income per share	$(7,071)	$30,136	$41,928

Denominator:
Denominator for basic net (loss) income per share — weighted average shares outstanding	82,147	84,545	83,920
Effect of dilutive securities:
Dilutive potential common shares, using treasury stock method	—	2,023	1,876
Dilutive common shares from assumed conversion of convertible subordinated notes	—	2,521	5,463

Denominator for diluted net (loss) income per share — adjusted weighted average shares	82,147	89,089	91,259

Basic net (loss) income per share	$(0.09)	$0.35	$0.48

Diluted net (loss) income per share	$(0.09)	$0.34	$0.46

Antidilutive options excluded from the computations	12,647	8,486	9,258

Average market price of common stock	$16.91	$18.81	$18.81

The antidilutive options were excluded from the computation of diluted net (loss) income per share due to the options’ exercise price being greater than the average market price of the common shares or due to the Company incurring a net loss.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15	Unaudited Quarterly Consolidated Financial Data

Selected unaudited quarterly consolidated financial data for fiscal years 2008 and 2007 are as follows:

					Diluted
					Net (Loss)
	Net		Net (Loss)		Income
	Revenues	Gross Profit	Income		per Share
	(In thousands, except per share data)

2008:
Fourth quarter	$112,763	$71,526	$(50,407	)(1)	$(0.61)
Third quarter	127,846	80,029	15,521		0.19
Second quarter	130,622	81,742	17,644		0.21
First quarter	117,070	67,927	10,171		0.12

Total	$488,301	$301,224	$(7,071)

2007:
Fourth quarter	$126,268	$77,042	$13,162		$0.15
Third quarter	120,211	70,585	11,386		0.13
Second quarter	121,390	65,782	(10,076	)(2)	(0.12)
First quarter	102,318	61,199	14,962		0.17

Total	$470,187	$274,608	$29,434

(1)	Includes tax expense associated with royalty prepayment and cost sharing agreement of approximately $58.5 million

(2)	Includes in-process research and development charges of approximately $21.6 million

Note 16	Subsequent event

In early August 2008, the Board of Directors approved approximately $39.9 million of common stock repurchases, which we anticipate completing in the first quarter of fiscal 2009, which is the remaining amount available under the December 2006 plan (see Note 11). Since the August 2008 approval, the Company has repurchased approximately 1.4 million shares of its common stock for an aggregate purchase price of approximately $19.5 million or an average of $13.76 per share through August 19, 2008. In addition, the Board of Directors also authorized a new plan to repurchase up to $100.0 million of common stock outstanding.

SCHEDULE OF EMULEX CORPORATION AND SUBSIDIARIES

Schedule II

EMULEX CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years ended June 29, 2008, July 1, 2007, and July 2, 2006

		Additions
		Charged to
		Costs and
		Expenses	Amounts
	Balance at	Including	Charged	Balance
	Beginning	Changes in	Against	at End
Classification	of Period	Estimates	Reserve	of Period
	(In thousands)

Year ended June 29, 2008:
Allowance for doubtful accounts	$1,902	$(146)	$3	$1,753

Sales returns, allowances and reserves	$3,330	$14,398	$13,503	$4,225

Warranty liability	$3,832	$2,304	$1,962	$4,174

Year ended July 1, 2007:
Allowance for doubtful accounts	$1,908	$—	$6	$1,902

Sales returns, allowances and reserves	$3,178	$11,840	$11,688	$3,330

Warranty liability	$2,949	$3,685	$2,802	$3,832

Year ended July 2, 2006:
Allowance for doubtful accounts	$1,919	$—	$11	$1,908

Sales returns, allowances and reserves	$3,442	$10,523	$10,787	$3,178

Warranty liability	$4,085	$2,874	$4,010	$2,949

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMULEX CORPORATION

By:	/s/ James M. McCluney
James M. McCluney
Chief Executive Officer and President

Date: August 19, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 19, 2008.

Signature	Title

Principal Executive Officer:

/s/ James M. McCluney (James M. McCluney)	Chief Executive Officer, President and Director

Principal Financial and Accounting Officer:

/s/ Michael J. Rockenbach (Michael J. Rockenbach)	Executive Vice President, Chief Financial Officer, Secretary and Treasurer

/s/ Paul F. Folino (Paul F. Folino)	Executive Chairman

/s/ Fred B. Cox (Fred B. Cox)	Director and Chairman Emeritus

/s/ Michael P. Downey (Michael P. Downey)	Director

/s/ Bruce C. Edwards (Bruce C. Edwards)	Director

/s/ Robert H. Goon (Robert H. Goon)	Director

/s/ Don M. Lyle (Don M. Lyle)	Director

/s/ Dean A. Yoost (Dean A. Yoost)	Director

EXHIBIT INDEX

Exhibit No.		Description of Exhibit

2.1		Agreement and Plan of Merger, dated August 29, 2006, relating to the Company’s acquisition of Sierra Logic, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 29, 2006)
3.1		Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).
3.2		Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).
3.3		Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 29, 2007).
3.4		Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).
4.1		Rights Agreement, dated January 19, 1989, as amended (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).
4.2		Certificate regarding extension of Final Expiration Date of Rights Agreement dated January 18, 1999 (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-3, filed on May 17, 1999).
10	.1*	Giganet, Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed March 2, 2001).
10	.2*	Emulex Corporation Employee Stock Option Plan, as amended (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 21, 2002).
10	.3*	Emulex Corporation 1997 Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 30, 2006).
10	.4*	Emulex Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 17, 2007).
10	.5*	Emulex Corporation 2004 Employee Stock Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 18, 2004).
10.6		Standard Commercial Lease between the Flatley Company and Giganet, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s 2001 Annual Report on Form 10-K).
10	.7*	Form of Key Employee Retention Agreement between the Company and its executive officers other than Paul F. Folino and James M. McCluney (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006).
10	.8*	Key Employee Retention Agreement for Paul F. Folino, as amended, effective September 5, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 6, 2006)
10	.9*	Key Employee Retention Agreement for James M. McCluney, as amended, effective September 5, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 6, 2006)
10.10		Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current Report on Form 8-K filed May 17, 2005).

Exhibit No.		Description of Exhibit

10.11		Real Estate Lease dated September 12, 2000, between LM Venture, LLC and Emulex Corporation (incorporated by reference to Exhibit 10.22 to the Company’s 2003 Annual Report on Form 10-K).
10.12		First Amendment to Lease (amendment dated February 8, 2001), between LM Venture LLC and Emulex Corporation (incorporated by reference to Exhibit 10.23 to the Company’s 2003 Annual Report on Form 10-K).
10	.13*	Vixel Corporation Amended and Restated 1995 Stock Option Plan incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Registration Statement on Form S-1 of Vixel Corporation (File No. 333-81347), filed on August 16, 1999).
10	.14*	Vixel Corporation 1999 Equity Incentive Plan (as amended) (incorporated by reference to Exhibit 10.23 of Amendment No. 1 to the Registration Statement on Form S-1 of Vixel Corporation (File No. 333-81347), filed on August 16, 1999).
10	.15*	Vixel Corporation 2000 Non-Officer Equity Incentive Plan (incorporate reference to Exhibit 99.1 of the Registration Statement on Form S-8/S-3 of Vixel Corporation (File No. 333-39000), filed on June 9, 2000).
10.16		First Amendment to Standard Commercial Lease (amendment dated July 1, 2004) between the Flatley Company and Emulex Design & Manufacturing Corporation, successor-in-interest to Giganet, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s 2004 Annual Report on Form 10-K).
10	.17*	Form of Director Stock Option Agreement and related form of Grant Summary for grants made pursuant to the 1997 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 30, 2005).
10	.18*	Form of Incentive Stock Option Agreement for grants made pursuant to the Employee Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 30, 2005).
10	.19*	Form of Non-Qualified Stock Option Agreement for grants made pursuant to the Employee Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 30, 2005).
10	.20*	Form of Incentive Stock Option Agreement for grants made pursuant to the 2004 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed August 30, 2005).
10	.21*	Form of Non-Qualified Stock Option Agreement for grants made pursuant to the 2004 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed August 30, 2005).
10	.22*	Form of Notice of Grant of Stock Options and Stock Option Agreement for grants made pursuant to both the Employee Stock Option Plan and 2004 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed August 30, 2005).
10.23		Office Lease Agreement dated August 25, 2005 by and between 24000 Development, LLC and Emulex Design & Manufacturing Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 31, 2005
10	.24*	Description of Compensation Arrangements with Non-Employee Directors (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2007).
10	.25*	Description of Compensation Arrangements for Certain Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 27, 2007).
10	.26*	Executive Bonus Plan of Emulex Corporation, as amended and restated effective August 22, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 2, 2007)
10	.27*	Aarohi Communications, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed May 8, 2006)

Exhibit No.		Description of Exhibit

10	.28*	Form of Aarohi Communications, Inc. Stock Option Agreement(incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed May 8, 2006)
10	.29*	Form of Aarohi Communications, Inc. Stock Option Agreement (alternate form) (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed May 8, 2006)
10	.30*	Form of Aarohi Communications, Inc. Notice of Grant of Stock Option (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed May 8, 2006)
10	.31*	Form of Emulex Corporation Stock Option Assumption Documents for holders of options granted under the Aarohi Communications, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 filed May 8, 2006)
10	.32*	Emulex Corporation 2005 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 17, 2007)
10	.33*	Form of 2005 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006)
10	.34*	Form of Notice of Grant of Restricted Stock Award under 2005 Equity (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006
10.35		Second Amendment to Lease dated May 26, 2006 by and between Brass Creekside, L.P. and Emulex Design & Manufacturing Corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed June 5, 2006)
10	.36*	Sierra Logic, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on October 5, 2006)
10	.37*	Form of Sierra Logic, Inc. Stock Option Agreement and Notice of Grant of Stock Option (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on October 5, 2006)
10	.38*	Form of Emulex Corporation Stock Option Assumption Documents for holders of options granted under the Sierra Logic, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed on October 5, 2006)
10.39		Amendment No. 4 to Sublease Agreement by and between Emulex Communications Corporation and WJ Communications Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 2, 2006)
10.40		Deed of Lease between Aarohi Communications Private Limited and M/s M.K. Chakrapani & Co. relating to the Company’s offices in Bangalore, India (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended October 1, 2006)
10	.41*	Offer letter, dated May 4, 2008, from the Company to Jeffrey W. Benck (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 12, 2008
21		List of the Company’s subsidiaries.
23		Consent of Independent Registered Public Accounting Firm.
31A		Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31B		Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensation plan or arrangement.