Form 10-Q
period 2008-09-28
EMULEX CORP /DE/
filed 2008-10-30
CIK 350917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 28, 2008
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

Large accelerated filer: ☑	Accelerated filer: ☐	Non-accelerated filer: ☐ (Do not check if a smaller reporting company)	Smaller reporting company: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
As of October 20, 2008, the registrant had 82,152,503 shares of common stock outstanding.

EMULEX CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	September 28,	June 29,
	2008	2008
Assets
Current assets:
Cash and cash equivalents	$168,114	$217,017
Investments	126,140	133,182
Accounts and other receivables, net of allowance for doubtful accounts of $1,742 and $1,753 as of September 28, 2008 and June 29, 2008, respectively	56,924	61,634
Inventories	19,393	19,336
Prepaid expenses	7,691	5,105
Deferred income taxes	21,432	20,773

Total current assets	399,694	457,047

Property and equipment, net	75,747	73,580
Investments	152	150
Goodwill	87,840	87,843
Intangible assets, net	60,471	67,299
Deferred income taxes	7,546	5,481
Other assets	8,063	7,656

Total assets	$639,513	$699,056

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$21,738	$23,714
Accrued liabilities	29,858	26,363
Income taxes payable	2,345	37,528

Total current liabilities	53,941	87,605

Other liabilities	4,224	3,633
Accrued taxes	32,690	31,979

Total liabilities	90,855	123,217

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	—	—
Common stock, $0.10 par value; 240,000,000 shares authorized; 88,466,061 and 88,113,322 issued at September 28, 2008 and June 29, 2008, respectively	8,847	8,811
Additional paid-in capital	1,086,217	1,080,722
Accumulated deficit	(396,113)	(403,614)
Accumulated other comprehensive (loss) income	(293)	7
Treasury stock, at cost; 8,550,971 and 5,660,337 shares at September 28, 2008 and June 29, 2008, respectively	(150,000)	(110,087)

Total stockholders’ equity	548,658	575,839

Total liabilities and stockholders’ equity	$639,513	$699,056

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited, in thousands, except per share data)

	Three Months Ended
	September 28,	September 30,
	2008	2007
Net revenues	$111,696	$117,070
Cost of sales	41,744	49,143

Gross profit	69,952	67,927

Operating expenses:
Engineering and development	34,783	31,287
Selling and marketing	14,516	12,904
General and administrative	9,416	8,569
Amortization of other intangible assets	2,087	2,638

Total operating expenses	60,802	55,398

Operating income	9,150	12,529

Nonoperating income, net:
Interest income	1,849	3,309
Interest expense	(2)	(4)
Other income, net	324	61

Total nonoperating income, net	2,171	3,366

Income before income taxes	11,321	15,895

Income tax provision	3,820	5,724

Net income	$7,501	$10,171

Net income per share:
Basic	$0.09	$0.12

Diluted	$0.09	$0.12

Number of shares used in per share computations:
Basic	81,264	82,767

Diluted	82,922	84,828

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended
	September 28,	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$7,501	$10,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	5,340	4,555
Share-based compensation expense	6,770	6,951
Amortization of intangible assets	6,818	9,077
Impairment of intangible assets	—	3,097
Amortization of premiums and accretion of discounts on investments, net	(188)	—
(Gain) loss on disposal of property and equipment	(39)	43
Deferred income taxes	(2,713)	(5,197)
Excess tax benefit from share-based compensation	(132)	(403)
Foreign currency adjustments	(305)	(62)
Changes in assets and liabilities:
Accounts and other receivables	4,768	2,313
Inventories	(44)	7,498
Prepaid expenses and other assets	(2,992)	(1,024)
Accounts payable, accrued liabilities, and other liabilities	2,223	(2,594)
Accrued taxes	711	—
Income taxes payable	(35,696)	10,689

Net cash (used in) provided by operating activities	(7,978)	45,114

Cash flows from investing activities:
Net proceeds from sale of property and equipment	50	9
Additions to property and equipment	(7,682)	(5,803)
Purchases of investments	(87,722)	(360,449)
Maturities of investments	94,950	393,338

Net cash (used in) provided by investing activities	(404)	27,095

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	880	4,867
Repurchase of common stock	(39,913)	(40,000)
Tax withholding payments reimbursed by common stock	(1,649)	(1,126)
Excess tax benefit from share-based compensation expense	132	403

Net cash used in financing activities	(40,550)	(35,856)

Effect of exchange rates on cash and cash equivalents	29	71

Net (decrease) increase in cash and cash equivalents	(48,903)	36,424
Cash and cash equivalents at beginning of period	217,017	69,036

Cash and cash equivalents at end of period	$168,114	$105,460

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Basis of Presentation
In the opinion of management of Emulex Corporation (Emulex or the Company), the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows. Interim results for the three months ended September 28, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending June 28, 2009. The accompanying condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2008.
Supplemental Cash Flow Information

	Three Months Ended
	September 28,	September 30,
	2008	2007
Cash paid during the period for:
Interest	$2	$4
Income taxes	$42,225	$233

Non-cash activities:
Additional goodwill resulting from escrow release as required by the Sierra Logic, Inc. acquisition agreement	$—	$12,138
Purchases of property and equipment not paid during the period included in the accounts payable balance on the Company’s condensed consolidated balance sheets	$109	$489
Recently Adopted Accounting Standards
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. In February 2008, the FASB issued FASB Staff Position No. (FSP) SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FASB FSP No. SFAS 157-2, “Effective Date of FASB Statement No. 157.” Collectively, the Staff Positions defer the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually, and amend the scope of SFAS No. 157. The Company has adopted SFAS No. 157 except for those items specifically deferred under FSP No. SFAS 157-2 and is currently assessing the financial statement impact of the full adoption of SFAS 157.
In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure certain financial assets and liabilities. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which is the Company’s fiscal year beginning June 30, 2008. The Company’s adoption of SFAS No. 159 on June 30, 2008 did not result in any financial statement impact.

Recently Issued Accounting Standards
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R). SFAS No. 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development, and restructuring costs. In addition, under SFAS No. 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. SFAS No. 141R is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is the Company’s fiscal year beginning June 29, 2009, and will impact the accounting for any business combinations entered into after the effective date.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (ARB) No. 51,” which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. SFAS No. 160 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2008, which is the Company’s fiscal year beginning June 29, 2009, and will impact the accounting for noncontrolling interests after the effective date.
In December 2007, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements”, that prohibits companies from applying the equity method of accounting to activities performed outside a separate legal entity by a virtual joint venture. Instead, revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators based on the criteria in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and other applicable accounting literature. The consensus should be applied to collaborative arrangements in existence at the date of adoption using a modified retrospective method that requires reclassification in all periods presented for those arrangements still in effect at the transition date, unless that application is impracticable. The consensus is effective for fiscal years beginning on or after December 15, 2008, which is the Company’s fiscal year beginning June 29, 2009. The Company is in the process of studying the potential financial statement impact of adopting EITF Issue No. 07-1.
In June 2008, the FASB issued EITF Issue No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits.” EITF Issue No. 08-3 requires that lessees account for nonrefundable maintenance deposits as deposit assets if it is probable that maintenance activities will occur and the deposit is therefore realizable. Amounts on deposit that are not probable of being used to fund future maintenance activities should be charged to expense. EITF Issue No. 08-3 is effective for the first annual reporting period beginning after December 15, 2008, which is the Company’s fiscal year beginning June 29, 2009. The Company is currently evaluating the impact of the adoption of EITF Issue No. 08-3 on its consolidated financial position and results of operations.

2. Investments
At September 28, 2008, the Company had approximately $126 million in investments. Pursuant to SFAS No. 157, the fair value of the investments is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.
The Company’s portfolio of held-to-maturity investments consists of the following (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 28, 2008
Municipal bonds	$152	$2	$—	$154
U.S. Government securities	27,322	50	—	27,372
U.S. Government sponsored entity securities	98,818	—	(66)	98,752

	$126,292	$52	$(66)	$126,278

June 29, 2008
Municipal bonds	$4,626	$18	$—	$4,644
U.S. Government securities	29,250	2	—	29,252
U.S. Government Agency securities	90,528	19	—	90,547
Corporate bonds	8,928	13	—	8,941

	$133,332	$52	$—	$133,384

Investments at September 28, 2008 and June 29, 2008, were classified as shown below:

	September 28,	June 29,
	2008	2008
	(In thousands)
Short-term investments (maturities less than one year)	$126,140	$133,182
Long-term investments (maturities of one to five years)	152	150

	$126,292	$133,332

3. Inventories
Inventories are summarized as follows:

	September 28,	June 29,
	2008	2008
	(in thousands)
Raw materials	$4,688	$4,090
Finished goods	14,705	15,246

	$19,393	$19,336

4. Goodwill and Intangible assets, net
There was no activity in goodwill during the three months ended September 28, 2008 except for tax adjustments of approximately $3,000.

     Intangible assets, net, are as follows:

	September 28,	June 29,
	2008	2008
	(in thousands)
Intangible assets subject to amortization:
Core technology and patents	$92,266	$92,272
Accumulated amortization, core technology and patents	(77,302)	(75,607)
Developed technology	77,312	77,313
Accumulated amortization, developed technology	(36,213)	(32,788)
Customer relationships	38,670	38,674
Accumulated amortization, customer relationships	(35,594)	(34,047)
Tradename	4,643	4,643
Accumulated amortization, tradename	(3,311)	(3,161)

	$60,471	$67,299

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
The intangible assets subject to amortization are being amortized on a straight-line basis over original lives ranging from approximately four to seven years. Aggregated amortization expense for intangible assets for the three months ended September 28, 2008 and September 30, 2007, was approximately $6.8 million and $9.1 million, respectively.
Amortization expense of approximately $4.7 million and $6.4 million related to core and developed technology is included in cost of sales in the accompanying condensed consolidated statements of income for the three months ended September 28, 2008 and September 30, 2007, respectively.
The following table presents the estimated future aggregated amortization expense of intangible assets as of September 28, 2008 (in thousands):

2009 (remaining 9 months)	$17,442
2010	21,721
2011	17,723
2012	3,585
2013	—
Thereafter	—

$60,471

5. Accrued Liabilities
Components of accrued liabilities are as follows:

	September 28,	June 29,
	2008	2008
	(in thousands)
Payroll and related costs	$14,884	$11,792
Warranty liability	3,782	4,174
Deferred revenue and accrued rebates	4,391	4,848
Other	6,801	5,549

	$29,858	$26,363

The Company provides a warranty of between one and five years on its products. The Company records a provision for estimated warranty-related costs at the time of sale based on historical product return rates and the Company’s estimates of expected future costs of fulfilling its warranty obligations. Changes to the warranty liability were:

(in thousands)
Balance as of June 29, 2008	$4,174
Accrual for warranties issued	457
Changes to pre-existing warranties (including changes in estimates)	(351)
Settlements made (in cash or in kind)	(498)

Balance as of September 28, 2008	$3,782

6. Commitments and Contingencies
Litigation
On November 15, 2001, prior to the Company’s acquisition of Vixel Corporation, a securities class action was filed in the United States District Court in the Southern District of New York as Case No. 01 CIV. 10053 (SAS), Master File No. 21 MC92 (SAS) against Vixel and two of its officers and directors (one of which is James M. McCluney, the Company’s current Chief Executive Officer and President) and certain underwriters who participated in the Vixel initial public offering in late 1999. The amended complaint alleges violations under Section 10(b) of the Exchange Act and Section 11 of the Securities Act and seeks unspecified damages on behalf of persons who purchased Vixel stock during the period October 1, 1999 through December 6, 2000. In October 2002, the parties agreed to toll the statute of limitations with respect to Vixel’s officers and directors until September 30, 2003, and on the basis of this agreement, Vixel’s officers and directors were dismissed from the lawsuit without prejudice. During June 2003, Vixel and the other issuer defendants in the action reached a tentative settlement with the plaintiffs that would, among other things, result in the dismissal with prejudice of all claims against the defendants and their officers and directors. In connection with the possible settlement, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements so that they would not expire prior to any settlement being finalized. Although Vixel approved this settlement proposal in principle, it remained subject to a number of procedural conditions, as well as formal approval by the court. On August 31, 2005, a Preliminary Order In Connection With Settlement Proceedings was issued by the court which among other items, set a date for a Settlement Fairness Hearing held on April 24, 2006, and the form of notice to the Settlement Classes of the Issuers’ Settlement Stipulation. In December 2005, the settlement notices authorized by the court were sent to former Vixel stockholders and the web site www.iposecuritieslitigation.com was created for claimants, as well as a March 24, 2006 objection deadline. At the Settlement Fairness Hearing held on April 24, 2006, the court raised the following primary issues: (1) the (possible) change in value of the settlement since preliminary approval, and whether the benefits of the settlement should be evaluated at the time of approval or at the time of negotiation; (2) how the class certification argument before the Second Circuit Court of Appeals could or would affect the fairness of the settlement; (3) how to evaluate the intangible benefits of the settlement to the class members; and (4) how to value the $1 billion guarantee (for the consolidated litigation involving Vixel and 297 other Issuers) by insurers in the stipulation and agreement of settlement in light of the underwriters’ potential future settlements. The Court did not rule on April 24, 2006 on the motion for final approval or objections. On June 6, 2006, the Second Circuit Court of Appeals held oral arguments on the appeal by the underwriters of Judge Scheindlin’s class certification decision. On or about July 17, 2006, Emulex assigned to the class action plaintiffs any IPO claims that Emulex (Vixel) had against RBC Dain Rauscher in the IPO litigation, as required by the settlement agreement. On December 5, 2006, the Second Circuit Court of Appeals issued a decision reversing Judge Scheindlin’s class certification decision. On December 14, 2006, Judge Scheindlin issued an order to stay all proceedings pending a decision from the Second Circuit on whether it will hear further argument. On about January 6, 2007, Emulex assigned to the class action plaintiffs any IPO claims that Emulex (Vixel) had against The Bear Stearns Companies Inc. and Bear Stearns & Co. Inc. in the IPO litigation, as required by the settlement agreement. On April 6, 2007, the Second Circuit denied the plaintiffs’ petition for rehearing of the decision denying class certification. During April 2007, counsel for Emulex and other Issuers informed Judge Scheindlin that, in light of the Second Circuit opinion, the settlement agreement could not be approved because the defined settlement class, like the litigation class, did not meet the Second Circuit requirements for certification. Judge Scheindlin held a conference on May 30, 2007 to consider issues relating to the class definitions, the statute of limitations, settlement, and discovery. On June 25, 2007, Judge Scheindlin signed a Stipulation and Order submitted by the parties which terminated the June 10, 2004 Stipulation and Agreement of Settlement with Defendant Issuers and Individuals. On June 26, 2007, a document production request from the plaintiffs to all 298 issuers (including Vixel) was received, covering documents from each issuer’s inception through December 31, 2001. In September 2007, due to the expiration of the tolling agreements, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements until August 27, 2010. On November 15, 2007, the issuers and their respective insurers entered into an Insurers-Insureds Agreement (replacing an earlier agreement), which provides for the insurers to pay for certain defense costs under applicable issuer insurance policies. On December 21, 2007, issuer defendants filed an opposition to plaintiffs’ motion for class certification of certain focus cases. On March 26, 2008, defendants’ motion to dismiss was denied except to certain claims by plaintiffs who did not suffer damages or whose claims were time barred.
In addition to the ongoing litigation discussed above, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of the open matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
7. Treasury Stock
On December 5, 2006, the Company’s Board of Directors authorized the repurchase of up to $150.0 million of its outstanding common stock over the next two years. The Company may repurchase shares from time-to-time in open market purchases or privately negotiated transactions. The share repurchases will be financed by available cash balances and cash from operations. For the three months ended September 28, 2008, the Company has repurchased 2,890,634 shares of its common stock under this program for an aggregate purchase price of approximately $39.9 million for an average of $13.81 per share. There were no remaining amounts available for repurchase under this program as of September 28, 2008. In early August 2008, the Company’s Board of Directors authorized a new plan to repurchase up to $100.0 million of our outstanding common stock. Through September 28, 2008, no repurchases were made under this plan.
8. Stock-Based Compensation
As of September 28, 2008, the Company had three stock-based plans for employees and directors that are open for future awards, the 2005 Equity Incentive Plan (Equity Incentive Plan), the 1997 Stock Award Plan for Non-Employee Directors (Director Plan), and the Emulex Corporation Employee Stock Purchase Plan (Purchase Plan). In addition, the Company had eight stock-based plans, including six plans assumed in connection with prior acquisitions, the Sierra Logic, Inc. 2001 Stock Option Plan, the Aarohi Communications, Inc. 2001 Stock Option Plan, the Vixel Corporation Amended and Restated 1995 Stock Option Plan, the Vixel Corporation 1999 Equity Incentive Plan, the Vixel Corporation 2000 Non-Officer Equity Incentive Plan, and the Giganet, Inc. 1995 Stock Option Plan (such eight plans known as All Other Plans), each of which is closed for future grants but has options outstanding. Available for future awards are 1,444,048 shares under the Equity Incentive Plan, 241,000 shares under the Director Plan, and 465,398 shares under the Purchase Plan.
Aggregate amounts recognized in the condensed consolidated financial statements with respect to these plans are as follows (in thousands):

	Three Months Ended
	September 28,	September 30,
	2008	2007
Total cost of stock-based payment plans during the period	$6,783	$6,947
Amounts capitalized in inventory during the period	(179)	(157)
Amounts recognized in income for amounts previously capitalized in inventory	166	161

Amounts charged against income, before income tax benefit	$6,770	$6,951

Amount of related income tax benefit recognized in income	$1,916	$1,817

The fair value of each stock option award and purchase under the Equity Incentive Plan, the Director Plan, and the Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model based on the market price of the underlying common stock as of the date of grant, expected term, stock price volatility and expected risk-free interest rates. Expected volatilities are based on methodologies utilizing equal weighting involving both historical periods equal to the expected term and implied volatilities based on traded options to buy the Company’s shares. The fair value of each unvested stock award is determined based on the closing price of the Company’s common stock on the grant date.
The assumptions utilized to compute the fair value of stock option grants under the Equity Incentive Plan and the Director Plan for the three months ended September 28, 2008 and September 30, 2007 were:

	Three Months Ended
	September 28,	September 30,
	2008	2007
Expected volatility	42%	33% — 34%
Weighted average expected volatility	42%	33%
Expected dividends	—	—
Expected term (in years)	3.0 — 5.0	2.4 — 4.4
Weighted average expected term (in years)	3.81	3.25
Risk-free rate	2.70% — 3.02%	3.99% — 4.17%
The assumptions utilized to compute the fair value of shares to be purchased under the Purchase Plan for the three months ended September 28, 2008 and September 30, 2007 were:

	Three Months Ended
	September 28,	September 30,
	2008	2007
Weighted average expected volatility	45%	29%
Expected dividends	—	—
Weighted average expected term (in years)	0.5	0.5
Risk-free rate	1.67%	5.08%
A summary of option activity under the plans for the three months ended September 28, 2008 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
			(in years)	(in millions)
Options outstanding at June 29, 2008	14,078,051	$21.54	4.09	$5.75
Options granted	134,000	$12.30
Options exercised	(127,639)	$6.90
Options canceled	(46,590)	$24.45
Options forfeited	(227,996)	$16.63

Options outstanding at September 28, 2008	13,809,826	$21.65	3.59	$4.17

Options vested and expected to vest at September 28, 2008	13,666,576	$21.71	3.57	$4.16

Options exercisable at September 28, 2008	11,557,287	$22.68	3.32	$3.86

A summary of unvested stock activity for the three months ended September 28, 2008 is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Awards	Value
Awards outstanding and unvested at June 29, 2008	2,135,765	$18.07
Awards granted	676,100	$13.32
Awards vested	(349,752)	$18.30
Awards forfeited	(187,990)	$18.43

Awards outstanding and unvested at September 28, 2008	2,274,123	$16.59

As of September 28, 2008, there was approximately $24.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of approximately 1.3 years.
The weighted average grant date fair value of options granted during the three months ended September 28, 2008 and September 30, 2007 was approximately $4.36 and $5.77, respectively. The weighted average grant date fair value of unvested stock awards granted during the three months ended September 28, 2008 and September 30, 2007 was approximately $13.32 and $19.73, respectively. The total intrinsic value of stock options exercised during the three months ended September 28, 2008 and September 30, 2007 was approximately $0.8 million and $2.1 million, respectively. The total fair value of unvested stock awards vested during the three months ended September 28, 2008 and September 30, 2007 was approximately $4.7 million and $2.9 million, respectively. Cash received from stock option exercises under stock-based plans and shares purchased under the Purchase Plan for the three months ended September 28, 2008 and September 30, 2007 were approximately $0.9 million and $4.9 million, respectively. The actual tax benefit realized for the tax deductions from option exercise of stock-based plans was approximately $2.0 million and $1.9 million for the three months ended September 28, 2008 and September 30, 2007, respectively.
As of September 28, 2008, we anticipate that the number of shares authorized under the Equity Incentive Plan, the Director Plan, the Purchase Plan, and All Other Plans are sufficient to cover future stock option exercises and shares that will be purchased during the next six month option period from May 1, 2008 to October 31, 2008 under the Purchase Plan.
9. Income Taxes
The Company recorded a provision for income taxes of approximately $3.8 million and $5.7 million in the three months ended September 28, 2008 and September 30, 2007, respectively. The effective tax rate was approximately 34% for the three months ended September 28, 2008 and 36% for the three months ended September 30, 2007. The Company’s effective income tax rate depends on various factors, such as tax legislation, the mix of domestic and international pre-tax income, amounts of tax-exempt interest income and research and development credits as a percentage of aggregate pre-tax income, and the effectiveness of our tax planning strategies.
On October 3, 2008, as part of the Emergency Economic Stabilization Act of 2008, the Federal research and development credit was retroactively extended to include qualifying expenditures paid or incurred from January 1, 2008 through December 31, 2009. Because this legislation was enacted after September 28, 2008, there was no impact to the Company’s financial statements for the three months ended September 28, 2008. However, the Company expects a reduction in the overall effective tax rate for the remaining periods of fiscal 2009.
10. Net Income Per Share
Basic net income per share for the three months ended September 28, 2008 and September 30, 2007, was computed by dividing net income by the weighted average number of common shares outstanding during the period.

Diluted net income per share was computed by dividing net income by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would be outstanding if the dilutive potential common shares from stock-based plans had been issued. The dilutive effect of outstanding stock options and stock awards is reflected in diluted net income per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	September 28,	September 30,
	2008	2007
	(in thousands, except per
	share data)
Numerator — Net income	$7,501	$10,171

Denominator:
Denominator for basic net income per share — weighted average shares outstanding	81,264	82,767
Effect of dilutive securities:
Dilutive options outstanding, unvested stock and ESPP	1,658	2,061

Denominator for diluted net income per share — adjusted weighted average shares outstanding	82,922	84,828

Basic net income per share	$0.09	$0.12

Diluted net income per share	$0.09	$0.12

Antidilutive options and unvested stock excluded from the computations	12,655	7,796

Average market price of common stock	$12.18	$19.95

The antidilutive stock options and unvested stock were excluded from the computation of diluted net income per share due to the assumed proceeds from the award’s exercise or vesting being greater than the average market price of the common shares for the periods presented.

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
Actual future results could differ materially from those described in the forward-looking statements as a result of a variety of factors, including those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, and, in particular, those in the section entitled “Risk Factors” in Part II, Item 1A of this Form 10-Q included elsewhere herein. We expressly disclaim any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances. We wish to caution readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. In light of the uncertainty of the economy generally, and the technology and storage segments specifically, which have been in a state of uncertainty, it makes it difficult to determine if past experience is a good guide to the future and makes it impossible to determine if markets will grow or shrink in the short term. In the past, our results have been significantly impacted by a widespread slowdown in technology investment that pressured the storage networking market that is the mainstay of our business. Recent disruptions in world credit and equity markets and resulting economic uncertainty for our customers may result in a downturn in information technology spending that could adversely affect our revenues and results of operations. As a result of this uncertainty, we are unable to predict with any accuracy what future results might be. Other factors affecting these forward-looking statements include, but are not limited to, the following: slower than expected growth of the storage networking market or the failure of our Original Equipment Manufacturer (OEM) customers to successfully incorporate our products into their systems; our dependence on a limited number of customers and the effects of the loss of, or decrease or delays in orders by, any such customers, or the failure of such customers to make payments; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of our or our OEM customers’ new or enhanced products; the variability in the level of our backlog and the variable and seasonal procurement patterns of our customers; the effects of terrorist activities, natural disasters and any resulting political or economic instability; the highly competitive nature of the markets for our products as well as pricing pressures that may result from such competitive conditions; the effect of rapid migration of customers towards newer, lower cost product platforms; possible transitions from board or box level to application specific computer chip solutions for selected applications; a shift in unit product mix from higher-end to lower-end or mezzanine card products; a decrease in the average unit selling prices or an increase in the manufactured cost of our products; delays in product development; our reliance on third-party suppliers and subcontractors for components and assembly; any inadequacy of our intellectual property protection or the potential for third-party claims of infringement; our ability to attract and retain key technical personnel; our ability to benefit from our research and development activities; our dependence on international sales and internationally produced products; the effect of acquisitions; impairment charges; changes in tax rates or legislation; changes in accounting standards; and the potential effects of global warming and any resulting regulatory changes on our business. These and other factors which could cause actual results to differ materially from those in the forward-looking statements are discussed elsewhere in this Form 10-Q, in our filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

Executive Overview
Emulex creates enterprise-class products that connect storage, servers and networks. We are a leading supplier of a broad range of advanced storage networking infrastructure solutions. The world’s leading server and storage providers depend on our products to help build high performance, highly reliable, and scalable storage networking solutions. Our products and technologies leverage flexible multi protocol architectures that extend from deep within the storage array to the server edge of storage area networks (SANs). Our storage networking offerings include host bus adapters (HBAs), converged network adapters (CNAs), mezzanine cards for blade servers, embedded storage bridges, routers, and switches, storage Input/Output controllers (IOCs), and data center networking solutions. HBAs, CNAs, and mezzanine cards are the data communication products that enable servers to connect to storage networks by offloading communication processing tasks as information is delivered and sent to the storage network. Embedded storage bridges, routers, and switches and IOCs are deployed inside storage arrays, tape libraries and other storage appliances.
We rely almost exclusively on OEMs and sales through distribution channels for our revenue. Our OEM customers include the world’s leading server and storage providers, including Dell Inc. (Dell), EMC Corporation (EMC), Fujitsu Ltd. (Fujitsu), Fujitsu Siemens Computers (Fujitsu Siemens), Groupe Bull (Bull), Hewlett-Packard Company (Hewlett-Packard), Hitachi Data Systems (HDS), Hitachi Limited (Hitachi), International Business Machines Corporation (IBM), LSI Corporation (LSI), NEC Corporation (NEC), Network Appliance, Inc. (NetAp), Quantum Corporation (Quantum), Sun Microsystems, Inc. (Sun), Unisys Corporation (Unisys), and Xyratex Ltd. (Xyratex). Our distribution partners include Avnet, Inc. (Avnet), Bell Microproducts, Inc. (Bell), Info X Technology Solutions (Info X), Ingram Micro Inc. (Ingram Micro), Macnica Networks Corporation (Macnica), Netmarks Inc. (Netmarks), Tech Data Corporation (Tech Data), and Tokyo Electron Device Ltd. (TED). The market for storage networking infrastructure solutions is concentrated among large OEMs, and as such, a significant portion of our revenues are generated from sales to a limited number of customers.
Our Company operates within a single business segment that has two market focused product lines — Host Server Products (HSP) and Embedded Storage Products (ESP). HSP includes both Fibre Channel based connectivity products and converged Fibre Channel and Ethernet based products. Our Fibre Channel based products include LightPulse® Host Bus Adapters (HBA), custom form factor solutions for Original Equipment Manufacturer (OEM) blade servers and ASICs. These products enable servers to efficiently connect to storage area networks (SANs) by offloading data communication processing tasks from the server as information is delivered and sent to the storage network. Our converged products include LightPulse® Converged Network Adapters (CNAs). CNAs efficiently move data between local area networks (LANs) and SANs using Fibre Channel over Ethernet (FCoE) to map the Fibre Channel protocol directly into the data layer of Ethernet networks.
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
We plan to continue to invest in research and development, sales and marketing, capital equipment, and facilities in order to achieve our goals. As of September 28, 2008, we had a total of 794 employees.
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

Global Initiatives
We continued to implement our global initiatives during the latter part of fiscal 2008 by creating an Irish subsidiary to expand our international operations by providing local customer service and support to our customers outside the United States. In addition, Emulex granted an intellectual property license and entered into a research and development cost sharing agreement with a newly formed subsidiary in the Isle of Man. The terms of the license require, among other matters, that the subsidiary make prepayments of expected royalties to Emulex, the first of which was paid before the end of our fiscal 2008 in the amount of approximately $131.0 million, for expected royalties relating to fiscal years 2009 and 2010. The second payment will be paid during fiscal 2009, for expected royalties for fiscal years 2011 through 2014. Subsequent royalty payments or prepayments will be made relating to fiscal year 2015. Additionally, the cost sharing agreement became effective during the fourth quarter of 2008. While these global initiatives are expected to significantly reduce our effective tax rate beginning with fiscal year 2010, the first prepayment and cost sharing agreement expenses, including the tax expense recorded in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48), resulted in an incremental tax expense of approximately $58.5 million and increased our effective tax rate to approximately 109% for fiscal 2008. The second prepayment, which is anticipated to be paid during fiscal 2009, is expected to result in an incremental tax expense of approximately $34.4 million and increase our effective tax rate to approximately 77% for fiscal 2009.
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
Results of Operations
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements included elsewhere herein.

	Percentage of Net Revenues
	Three Months Ended
	September 28,	September 30,
	2008	2007

Net revenues	100.0%	100.0%
Cost of sales	37.4	42.0

Gross profit	62.6	58.0

Operating expenses:
Engineering and development	31.1	26.7
Selling and marketing	13.0	11.0
General and administrative	8.4	7.3
Amortization of other intangible assets	1.9	2.3

Total operating expenses	54.4	47.3

Operating income	8.2	10.7

Nonoperating income, net:
Interest income	1.6	2.8
Interest expense	—	—
Other income, net	0.3	0.1

Total nonoperating income, net	1.9	2.9

Income before income taxes	10.1	13.6

Income tax provision	3.4	4.9

Net income	6.7%	8.7%

Three months ended September 28, 2008, compared to three months ended September 30, 2007
Net Revenues. Net revenues for the first quarter of fiscal 2009 ended September 28, 2008, decreased by approximately $5.4 million, or 5%, to approximately $111.7 million, compared to approximately $117.1 million for the same quarter of fiscal 2008 ended September 30, 2007.
Net Revenues by Product Line
From a product line perspective, the majority of our net revenues were generated from our HSPs for the three months ended September 28, 2008 and September 30, 2007. The following chart details our net revenues by product line for the three months ended September 28, 2008 and September 30, 2007:

	Net Revenues by Product Line
	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	September 28,	of Net	September 30,	of Net	Increase/	Percentage
(in thousands)	2008	Revenues	2007	Revenues	(Decrease)	Change

Host Server Products	$81,203	73%	$88,769	76%	$(7,566)	(9%)
Embedded Storage Products	30,364	27%	27,996	24%	2,368	8%
Intelligent Network Products and Other	129	—	305	—	(176)	(58%)

Total net revenues	$111,696	100%	$117,070	100%	$(5,374)	(5%)

HSP mainly consists of our Fibre Channel based connectivity products and converged Fibre Channel over Ethernet based products. The decrease in our HSP net revenue for the three month period ended September 28, 2008 compared to the three month period ended September 30, 2007 was mainly due to a decrease of approximately 10% in average selling price partially offset by an increase of approximately 2% in units shipped.
ESP mainly consists of our InSpeed®, FibreSpy®, input/output controller solutions, embedded bridge, and embedded router products. The increase in our ESP net revenue for the three month period ended September 28, 2008 compared to the three month period ended September 30, 2007 was mainly due to an increase in units shipped of approximately 13% partially offset by a decrease in average selling price of approximately 4%.
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

	Net Revenues by Major Customers
	Direct Revenues		Total Direct and Indirect Revenues (2)
	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007

Net revenue percentage (1):
OEM:
EMC	—	—	13%	22%
Hewlett-Packard	16%	14%	16%	15%
IBM	22%	20%	29%	28%
Other:
Info X	10%	18%	—	—

(1)	Amounts less than 10% are not presented.

(2)	Customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.
Direct sales to our top five customers accounted for approximately 61% of total net revenues for the three months ended September 28, 2008, compared to approximately 63% for the three months ended September 30, 2007. We expect to be similarly concentrated in the future. Our net revenues from our customers can be significantly impacted by changes to our customers’ business and their business models.
Net Revenues by Sales Channel
From a sales channel perspective, sales generated from OEM customers were approximately 78% of net revenues and sales through distribution were approximately 22% for the three months ended September 28, 2008, compared to approximately 71% and approximately 29%, respectively, for the three months ended September 30, 2007. Net revenues by sales channel were as follows:

	Net Revenues by Sales Channel

	Three Months Ended	Percentage	Three Months Ended	Percentage
	September 28,	of Net	September 30,	of Net	Increase/	Percentage
(in thousands)	2008	Revenues	2007	Revenues	(Decrease)	Change

OEM	$87,511	78%	$82,565	71%	$4,946	6%
Distribution	24,118	22%	34,362	29%	(10,244)	(30%)
Other	67	—	143	—	(76)	(53%)

Total net revenues	$111,696	100%	$117,070	100%	$5,374	(5%)

We believe that our net revenues are being generated primarily as a result of product certifications and qualifications with our OEM customers, which take products directly and indirectly through distribution and contract manufacturers. We view product certifications and qualifications as an important indicator of future revenue opportunities and growth for the Company. However, product certifications and qualifications do not necessarily ensure continued market acceptance of our products by our OEM customers. It is also very difficult to determine the future impact, if any, of product certifications and qualifications on our revenues. The decrease in distribution net revenues for the three months ended September 28, 2008 compared to the three months ended September 30, 2007 was mainly due to an approximately 34% decrease in HSP net revenues partially offset by an approximately 62% increase in ESP net revenues sold through our distribution partners.

Net Revenues by Geographic Territory
For the three months ended September 28, 2008, domestic net revenues decreased by approximately $9.7 million to $39.8 million from $49.5 million in the three months ended September 30, 2007. For the three months ended September 28, 2008, international net revenues (Pacific Rim and Europe and rest of the world) increased by approximately $4.3 million to $71.9 million from $67.6 million in the three months ended September 30, 2007. Our net domestic and international revenues based on billed-to location were as follows:

	Net Domestic and International Revenues
	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	September 28,	of net	September 30,	of Net	Increase/	Percentage
(in thousands)	2008	Revenues	2007	Revenues	(Decrease)	Change

Domestic	$39,799	36%	$49,471	42%	$(9,672)	(20%)
Pacific Rim	32,474	29%	31,344	27%	1,130	4%
Europe and rest of the world	39,423	35%	36,255	31%	3,168	9%

Total net revenues	$111,696	100%	$117,070	100%	$(5,374)	(5%)

We believe the higher growth rate in net international revenue was mainly due to the increase in ESP revenues, which is mainly sourced to international locations. However, as we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.
Gross Profit. Gross profit consists of net revenues less cost of sales. Our gross profit for the three months ended September 28, 2008 and September 30, 2007 were as follows (in thousands):

Gross Profit
Three Months		Three Months
Ended September 28,	Percentage of	Ended September 30,	Percentage of	Increase/	Percentage
2008	Net Revenues	2007	Net Revenues	(Decrease)	Points Change

$69,952	63%	$67,927	58%	$2,025	5%
Cost of sales includes the cost of producing, supporting, and managing our supply of quality finished products. Cost of sales also included approximately $4.7 million and $6.4 million of amortization of technology intangible assets for the three months ended September 28, 2008 and September 30, 2007, respectively. The decrease in amortization of technology intangible assets was mainly due to various core and developed technology intangible assets from prior acquisitions being fully amortized. Approximately $3.1 million of impairment charges were recorded in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144) during the three months ended September 30, 2007. The impairment charge was related to a developed technology intangible asset from the Aarohi Communications, Inc. acquisition in May 2006. The initial value ascribed to this developed technology intangible asset was based primarily on forecasted revenues from products we no longer plan to place into production. We recorded this impairment charge to reduce the carrying value of this developed technology intangible asset to the estimated fair value of zero. Approximately $0.3 million of share-based compensation expense was included in cost of sales for both the three months ended September 28, 2008 and September 30, 2007. Gross margin also improved during the three months ended September 28, 2008 due to a favorable mix of higher gross margin dual channel product. We anticipate gross margin will trend down over time as faster growing, lower gross margin products such as mezzanine cards for blade servers and embedded storage products become a bigger portion of our business.

Engineering and Development. Engineering and development expenses consisted primarily of salaries and related expenses for personnel engaged in the design, development, and technical support of our products. These expenses included third-party fees paid to consultants, prototype development expenses, and computer service costs related to supporting computer tools used in the design process. Expenses for the three months ended September 28, 2008 and September 30, 2007 were as follows (in thousands):

Engineering and Development
Three Months Ended	Percentage of	Three Months Ended	Percentage of	Increase/	Percentage
September 28, 2008	Net Revenues	September 30, 2007	Net Revenues	(Decrease)	Points Change

$34,783	31%	$31,287	27%	$3,496	4%
Engineering and development expenses for the three months ended September 28, 2008 compared to the three months ended September 30, 2007 increased approximately $3.5 million, or 11%. Approximately $3.1 million of share-based compensation expense were included in engineering and development costs for both the three months ended September 28, 2008 and September 30, 2007. During the quarter, we made some organizational changes and as a result, Engineering and development headcount decreased slightly to 464 at September 28, 2008 from 467 at September 30, 2007. We incurred approximately $1.4 million in severance and related charges during the three months ended September 28, 2008 as a result of these changes. In addition, approximately $1.6 million of the increase was due to salaries associated with the higher head count in the first half of the quarter prior to the organizational changes.
Selling and Marketing. Selling and marketing expenses consisted primarily of salaries, commissions, and related expenses for personnel engaged in the marketing and sales of our products, as well as trade shows, product literature, promotional support costs, and other advertising related costs. Our selling and marketing expense for the three months ended September 28, 2008 and September 30, 2007 were as follows (in thousands):

Selling and Marketing
Three Months Ended	Percentage of Net	Three Months Ended	Percentage of Net		Percentage Points
September 28, 2008	Revenues	September 30, 2007	Revenues	Increase/ (Decrease)	Change

$14,516	13%	$12,904	11%	$1,612	2%
Selling and marketing expenses for the three months ended September 28, 2008 compared to the three months ended September 30, 2007 increased approximately $1.6 million, or 12%. Approximately $1.0 million and $1.4 million of share-based compensation expense was included in selling and marketing costs for the three months ended September 28, 2008 and September 30, 2007, respectively. Selling and marketing headcount decreased slightly to 129 at September 28, 2008 from 133 at September 30, 2007. As part of the organizational changes, we incurred approximately $1.0 million in severance and related charges during the three months ended September 28, 2008. The remaining incremental increase in expenses during the current period was primarily related to increases in rent expenses of approximately $0.6 million and outside services of approximately $0.2 million, partially offset by lower trade shows and advertising programs. We will continue to target advertising, market promotions, and heighten brand awareness of our new and existing products in an effort to provide overall revenue growth.
General and Administrative. Ongoing general and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees, and other corporate expenses. Our general and administrative expense for the three months ended September 28, 2008 and September 30, 2007 were as follows (in thousands):

General and Administrative
Three Months Ended	Percentage of Net	Three Months Ended	Percentage of Net		Percentage Points
September 28, 2008	Revenues	September 30, 2007	Revenues	Increase/ (Decrease)	Change

$9,416	8%	$8,569	7%	$847	1%
General and administrative expenses for the three months ended September 28, 2008 compared to the three months ended September 30, 2007 increased approximately $0.8 million, or 10%. Approximately $2.3 million and $2.2 million of share-based compensation expense was included in general and administrative costs for the three months ended September 28, 2008 and September 30, 2007, respectively. General and administrative headcount increased to 137 at September 28, 2008 from 121 at September 30, 2007. This expanded headcount resulted in an increase of approximately $0.9 million in salary and related expenses.

Amortization of Other Intangible Assets. Amortization of other intangible assets includes the amortization of intangible assets such as patents, customer relationships, tradenames, and covenants not-to-compete with estimable lives. Our amortization of expense for the three months ended September 28, 2008 and September 30, 2007 were as follows (in thousands):

Amortization of Other Intangible Assets
Three Months Ended	Percentage of Net	Three Months Ended	Percentage of Net		Percentage Points
September 28, 2008	Revenues	September 30, 2007	Revenues	Increase/ (Decrease)	Change

$2,087	2%	$2,638	2%	$(551)	—
Amortization of other intangible assets for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 decreased approximately $0.6 million, or 21%. The decrease was due primarily to a lower unamortized balance of intangibles at the beginning of the current fiscal quarter.
Nonoperating Income, net. Nonoperating income, net, consisted primarily of interest income, interest expense, and other non-operating income and expense items. Our nonoperating income, net for the three months ended September 28, 2008 and September 30, 2007 were as follows (in thousands):

Nonoperating Income, net
Three Months Ended	Percentage of Net	Three Months Ended	Percentage of Net		Percentage Points
September 28, 2008	Revenues	September 30, 2007	Revenues	Increase/ (Decrease)	Change

$2,171	2%	$3,366	3%	$(1,195)	(1%)
Our nonoperating income, net, for the three months ended September 28, 2008 compared to the three months ended September 30, 2007 decreased approximately $1.2 million, or 36%. The net decrease was mainly due to lower interest rate on investments.
Income Taxes. Income taxes for the three months ended September 28, 2008 and September 30, 2007 were as follows (in thousands):

Income Taxes
Three Months Ended	Percentage of Net	Three Months Ended	Percentage of Net		Percentage Points
September 28, 2008	Revenues	September 30, 2007	Revenues	Increase/ (Decrease)	Change

$3,820	3%	$5,724	5%	$(1,904)	(1%)
The income tax provision for the three months ended September 28, 2008 reported in this current Form 10-Q filing is approximately $0.4 million lower than the amount reported in our earnings release on October 23, 2008, mainly due to an additional benefit taken for foreign taxes. Income taxes for the three months ended September 28, 2008 compared to September 30, 2007 decreased approximately $1.9 million, or 33%. Our effective tax rate was approximately 34% for the three months ended September 28, 2008 compared to approximately 36% for the three months ended September 30, 2007. The decrease in the tax rate for the three months ending September 28, 2008, was primarily due to a reduction in world wide taxes related to income earned in foreign jurisdictions that have a lower tax rate, net of an increase in U.S. income taxes related to cost sharing arrangements, the expiration of Federal research and development credits and other discrete adjustments. We expect our effective tax rate in fiscal 2009 to be negatively impacted by our global initiatives, however, over time, we anticipate our tax rate will decrease. In addition, we anticipate we will recognize a tax benefit related to the extension of the Federal research and development credit in fiscal 2009.

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
Intangible Assets and Other Long-Lived Assets. Intangible assets resulting from the acquisitions of Sierra Logic, Aarohi, and Vixel are carried at cost less accumulated amortization and impairment charges, if any. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets, ranging from four to seven years. Furthermore, we assess whether our long-lived assets including intangible assets, should be tested for recoverability periodically and whenever events or circumstances indicate that their carrying value may not be recoverable. The amount of impairment, if any, is measured based on fair value, which is determined using projected discounted future operating cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.

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
Income Taxes. We account for income taxes using the asset and liability method, under which we recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for net operating loss and tax credit carryforwards. Tax positions that meet a more-likely-than-not recognition threshold are recognized in the financial statements.
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As a multinational corporation, we are subject to complex tax laws and regulations in various jurisdictions. The application of tax laws and regulations is subject to legal and factual interpretation, judgment, and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional liabilities or potentially to reverse previously recorded tax liabilities.
Stock-Based Compensation. We account for our stock-based awards to employees and non-employees using the fair value method as required by SFAS No. 123R, “Share-Based Payment.” We used the modified prospective transition method when we adopted SFAS No. 123R in fiscal year 2006 which provides for only the current and future period stock-based awards to be measured and recognized at fair value. Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. The fair value of each unvested stock award is determined based on the closing price of our common stock at grant date. For stock options, the measurement of stock-based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk free interest rate, and award forfeiture rate. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. If there is a difference between the forfeiture assumptions used in determining stock-based compensation costs and the actual forfeitures, which become known over time, we may change the input factors used in determining stock-based compensation costs. These changes may materially impact our results of operations in the period such changes are made. See Note 8 in the accompanying notes to condensed consolidated financial statements contained elsewhere herein for additional information and related disclosures.

Recently Adopted Accounting Standards
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. In February 2008, the FASB issued FASB Staff Position No. (FSP) SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FASB FSP No. SFAS 157-2, “Effective Date of FASB Statement No. 157.” Collectively, the Staff Positions defer the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually, and amend the scope of SFAS No. 157. We have adopted SFAS No. 157 except for those items specifically deferred under FSP No. SFAS 157-2 and is currently assessing the financial statement impact of the full adoption of SFAS 157.
In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure certain financial assets and liabilities. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which is our fiscal year beginning June 30, 2008. Our adoption of SFAS No. 159 on June 30, 2008 did not result in any financial statement impact.
Recently Issued Accounting Standards
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R). SFAS No. 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development, and restructuring costs. In addition, under SFAS No. 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. SFAS No. 141R is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is our fiscal year beginning June 29, 2009, and will impact the accounting for any business combinations entered into after the effective date.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (ARB) No. 51,” which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. SFAS No. 160 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2008, which is our fiscal year beginning June 29, 2009, and will impact the accounting for noncontrolling interests after the effective date.

In December 2007, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements”, that prohibits companies from applying the equity method of accounting to activities performed outside a separate legal entity by a virtual joint venture. Instead, revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators based on the criteria in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and other applicable accounting literature. The consensus should be applied to collaborative arrangements in existence at the date of adoption using a modified retrospective method that requires reclassification in all periods presented for those arrangements still in effect at the transition date, unless that application is impracticable. The consensus is effective for fiscal years beginning on or after December 15, 2008, which is our fiscal year beginning June 29, 2009. We are in the process of studying the potential financial statement impact of adopting EITF Issue No. 07-1.
In June 2008, the FASB issued EITF Issue No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits.” EITF Issue No. 08-3 requires that lessees account for nonrefundable maintenance deposits as deposit assets if it is probably that maintenance activities will occur and the deposit is therefore realizable. Amounts on deposit that are not probable of being used to fund future maintenance activities should be charged to expense. EITF Issue No. 08-3 is effective for the first annual reporting period beginning after December 15, 2008, which is our fiscal year beginning June 29, 2009. We are currently evaluating the impact of the adoption of EITF Issue No. 08-3 on our consolidated financial position and results of operations.
Liquidity and Capital Resources
At September 28, 2008, we had approximately $345.8 million in working capital and approximately $294.3 million in cash and cash equivalents and current investments. At June 29, 2008, we had approximately $369.4 million in working capital and approximately $350.2 million in cash and cash equivalents and current investments. We maintain an investment portfolio of various security holdings, types, and maturities. We invest in instruments that meet credit quality standards in accordance with our investment guidelines. We limit our exposure to any one issuer or type of investment with the exception of U.S. Government issued or U.S. Government sponsored entity securities. Our investments were virtually all U.S. Government issued or U.S. Government sponsored entity securities as of September 28, 2008. We do not hold any auction rate securities or direct investments in mortgage-backed securities as of September 28, 2008. We have primarily funded our cash needs from continuing operations. As part of our global initiatives, we currently plan to continue our strategic investment in research and development, sales and marketing, capital equipment, and facilities. We may also consider future acquisitions in order to achieve our goals.
In addition, in December 2006, we announced our Board of Directors had authorized the repurchase of up to $150.0 million of our outstanding common stock over the next two years. In early August 2008, our Board of Directors approved approximately $39.9 million of common stock repurchases, which was the remaining amount available under the December 2006 plan. During the three months ended September 28, 2008, we repurchased approximately 2.9 million shares of our common stock for an aggregate purchase price of approximately $39.9 million or an average of $13.81 per share so the December 2006 plan is fully utilized. In early August 2008, our Board of Directors authorized a new plan to repurchase up to $100.0 million of our outstanding common stock. Through September 28, 2008, no repurchases were made under this plan.
We believe that our existing cash and cash equivalents, current investments, and anticipated cash flows from operating activities will be sufficient to support our working capital needs and capital expenditure requirements for at least the next 12 months. We currently do not have any outstanding lines of credit or other borrowings.

Cash used in operating activities during the three months ended September 28, 2008 was approximately $8.0 million compared to cash provided by operating activities during the three months ended September 30, 2007 of approximately $45.1 million. The net decrease in cash provided by operations was primarily due to payment of income taxes of approximately $42.2 million and lower net income for the three months ended September 28, 2008. In addition, we expect to make a significant intercompany royalty payment or prepayment as part of our global initiatives during fiscal 2009, which is expected to result in an incremental tax payment of approximately $24.3 million. See Global Initiatives in Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.
Cash used in investing activities during the three months ended September 28, 2008 was approximately $0.4 million compared to cash provided by investing activities during the three months ended September 30, 2007 of approximately $27.1 million. The current period decrease in cash from investing activities was mainly due to property and equipment expenditures, partially offset by maturities of investments which were not reinvested. The net addition to cash from investing activities in the same three month period in the prior year was mainly due to maturities of investments that were not reinvested in marketable securities but used to purchase treasury stock. We anticipate continued higher property and equipment expenditures in the future as we continue to implement our global initiatives and grow our company.
Cash used in financing activities for the three months ended September 28, 2008 was approximately $40.6 million compared to cash used of approximately $35.9 million for the three months ended September 30, 2007. The current period usage of cash was primarily due to the purchase of treasury stock of approximately $39.9 million partially offset by cash received from the issuances of common stock under stock plans of approximately $0.9 million. The lower proceeds from issuance of common stock under stock plans was mainly due to the change in the six month periods for the employee stock purchase plan from October 1 — March 31 and April 1 — September 30 in the prior year to November 1 — April 30 and May 1 — October 31 that was approved at the annual shareholders meeting on November 15, 2007.
We have disclosed outstanding legal proceedings in Note 6 to our condensed consolidated financial statements. Currently, we believe the final resolution of outstanding litigation will not have a material adverse effect on the Company’s liquidity or capital resources.
The following summarizes our contractual obligations as of September 28, 2008, and the effect such obligations are expected to have on our liquidity in future periods:

	Payments Due by Period
	(in thousands)
		Remaining
	Total	2009	2010	2011	2012	2013	Thereafter

Leases (1)	$22,115	$4,100	$6,113	$5,961	$4,077	$1,864	—
Purchase commitments	37,679	35,928	1,167	584	—	—	—
Other commitments (2)	9,072	6,777	1,286	1,006	3	—	—

Total	$68,866	$46,805	$8,566	$7,551	$4,080	$1,864	—

(1)	Lease payments include common area maintenance (CAM) charges.

(2)	Consists primarily of commitments to purchase non-recurring engineering services but excludes approximately $32.7 million of unrecognized tax benefits under FIN 48 for which we cannot make a reasonably reliable estimate of the period of payment.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our cash and cash equivalents are not subject to significant interest rate risk due to their short terms to maturity. As of September 28, 2008, the carrying value of our cash and cash equivalents approximated fair value.
As of September 28, 2008, our investment portfolio consisted primarily of fixed income securities of approximately $126.3 million. Also, we do not hold any auction rate securities or direct investments in mortgage-backed securities as of September 28, 2008. We have the positive intent and ability to hold these securities to maturity. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of September 28, 2008, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows. However, if interest rates decreased and securities within our portfolio matured and were re-invested in securities with lower interest rates, interest income would decrease in the future.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended September 28, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

On or about July 17, 2006, Emulex assigned to the class action plaintiffs any IPO claims that Emulex (Vixel) had against RBC Dain Rauscher in the IPO litigation, as required by the settlement agreement. On December 5, 2006, the Second Circuit Court of Appeals issued a decision reversing Judge Scheindlin’s class certification decision. On about January 6, 2007, Emulex assigned to the class action plaintiffs any IPO claims that Emulex (Vixel) had against The Bear Stearns Companies Inc. and Bear Stearns & Co. Inc. in the IPO litigation, as required by the settlement agreement. On April 6, 2007, the Second Circuit denied the plaintiffs’ petition for rehearing of the decision denying class certification. During April 2007, counsel for Emulex and other Issuers informed Judge Scheindlin that, in light of the Second Circuit opinion, the settlement agreement could not be approved because the defined settlement class, like the litigation class, did not meet the Second Circuit requirements for certification. Judge Scheindlin held a conference on May 30, 2007 to consider issues relating to the class definitions, the statute of limitations, settlement, and discovery. On June 25, 2007, Judge Scheindlin signed a Stipulation and Order submitted by the parties which terminated the June 10, 2004 Stipulation and Agreement of Settlement with Defendant Issuers and Individuals. On June 26, 2007, a document production request from the plaintiffs to all 298 issuers (including Vixel) was received, covering documents from each issuer’s inception through December 31, 2001. In September 2007, due to the expiration of the tolling agreements, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements until August 27, 2010. On December 19, 2007, the issuers and their respective insurers entered into an Insurers-Insureds Agreement (replacing an earlier agreement), which provides for the insurers to pay for certain defense costs under applicable issuer insurance policies. On November 15, 2007, issuer defendants filed an opposition to plaintiffs’ motion for class certification of certain focus cases. On March 26, 2008, defendants’ motion to dismiss was denied except to certain claims by plaintiffs who did not suffer damages or whose claims were time barred.
In addition to the ongoing litigation discussed above, we are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of the outstanding matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.
Item 1A. Risk Factors
Recent disruptions in world credit and equity markets may result in a downturn in information technology spending in general, or spending on computer and storage systems in particular, that could adversely affect our revenues and results of operations.
     The demand for our network storage products has been driven by the demand for high performance storage networking products and solutions that support enterprise computing applications, including on-line transaction processing, data mining, data warehousing, multimedia, and Internet applications. Recent disruptions in world credit and equity markets as well as the related failures of several large financial institutions may result in a global downturn in spending on information technology. Any significant downturn in demand for such products, solutions, and applications could adversely affect our business, results of operations, and financial condition. The adverse effects of any sustained downturn in information technology spending on our operating results may be exacerbated by our research and development investments, strategic investments and merger and acquisition activity, as well as customer service and support, which are expected to continue despite any such downturn.

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
     The size of our potential market is largely dependent on the overall demand for storage in general and in particular upon the broadening acceptance of our storage networking technologies. We believe that our investment in multi protocol solutions that address the high performance needs of the storage networking market provides the greatest opportunity for our revenue growth and profitability for the future. However, the market for storage networking products may not gain broader acceptance and customers may choose alternative technologies that we are not investing in, and/or products supplied by other companies. Interest continues for other storage networking technologies such as Internet Small Computer Systems Interface (iSCSI), which may satisfy some I/O connectivity requirements through standard Ethernet adapters and software at little to no incremental cost to end users, or through iSCSI Host Bus Adapters (HBAs) that provide bundled offload engine hardware and software. Such iSCSI solutions compete with our Host Server Products, particularly in the low end of the market. We have also announced plans to provide Fibre Channel over Ethernet (FCoE) protocol products to the same OEM customers who purchase Fibre Channel HBAs and mezzanine cards from us which may impact our revenues. In addition, other technologies such as PBCs and serial attached SCSI (SAS) compete with our embedded storage products today, and we may not be able to develop products fast enough, or cost effective enough to compete in this market. Furthermore, since our products are sold as parts of integrated systems, demand for our products is driven by the demand for these integrated systems, including other companies’ complementary products. A lack of demand for the integrated systems or a lack of complementary products required for these integrated systems to be deployed could have a material adverse effect on our business, results of operations, and financial condition. If the storage networking market does not grow, or grows more slowly than we anticipate, attracts more competitors than we expect, as discussed below, or if our products do not achieve continued market acceptance, our business, results of operations, and financial condition could be materially adversely affected.
Because a significant portion of our revenues is generated from sales to a limited number of customers, none of which are the subject of exclusive or long-term contracts, the loss of one or more of these customers, or our customers’ failure to make timely payments to us, could adversely affect our business.
     We rely almost exclusively on OEMs and sales through distribution channels for our revenue. For the three months ended September 28, 2008, we derived approximately 78% of our net revenues from sales to OEM customers and approximately 22% from sales through distribution. Furthermore, as some of our sales through distribution channels consist of OEM products, OEM customers effectively generated approximately 91% of our revenue for the three months ended September 28, 2008. We may be unable to retain our current OEM and distributor customers or to recruit additional or replacement customers.

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
     The markets for our products are characterized by rapidly changing technology, evolving industry standards, and the frequent introduction of new products and enhancements. Our future success depends in large part on our ability to enhance our existing products and to introduce new products on a timely basis to meet changes in customer preferences and evolving industry standards. Currently, new and proposed technologies such as eight, 10, and 16Gb/s Fibre Channel solutions; Fibre Channel over Ethernet (FCoE); Enhanced Ethernet; 10Gb/s Ethernet solutions; low latency Ethernet solutions; Data Center Ethernet; Infiniband; iSCSI; PCI-X 2.0; PCI Express Gen one, two, and three; PCI Express Advanced Switching; SATA; SAS; and Remote Direct Memory Access (RDMA); are in development by many companies and their ultimate acceptance and deployment in the market is uncertain. We are developing some, but not all of these technologies, and we cannot be sure that the technologies we chose to develop will achieve market acceptance, or that technologies that we chose not to develop will be available to purchase or license from third parties or will be immaterial to our business. Furthermore, if our products are not available in time for the qualification cycle at an OEM, we may be forced to wait for the next qualification cycle which is typically three years if at all. In addition, new products and enhancements developed by us may not be backwards compatible to existing equipment already installed in the market. If we are unable, for technological or other reasons, to develop new products, enhance or sell existing products, or consume raw materials in a timely and cost effective manner in response to technological and market changes, our business, results of operations, and financial condition may be materially adversely affected.

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
     For the three months ended September 28, 2008, sales in the United States accounted for approximately 36% our total net revenues, sales in the Pacific Rim countries accounted for approximately 29%, and sales in Europe and the rest of the world accounted for approximately 35% of our total net revenues, based on billed-to address. We expect that our sales will be similarly distributed for the foreseeable future. However, because we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our sales may not be reflective of the geographic mix of end-user demand or installations. All of our sales are currently denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. In addition, an increasing amount of our expenses will be incurred in currencies other than U.S. dollars and as a result, we will be required from time to time to convert currencies to meet our obligations. Additionally, our suppliers are increasingly located outside the U.S., and a significant portion of our products is produced at our EMS providers’ production facilities in Mexico, Thailand, and Malaysia. Furthermore, in connection with the reorganization of our international subsidiaries, we established a company in Ireland, and a significant portion of our sales and operations will now also occur in countries outside of the U.S. As a result, we are subject to the risks inherent in international operations. Our international business activities could be affected, limited or disrupted by a variety of factors, including, but not limited to:
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
     The stock market in general and the stock prices in technology based companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. For example, during the first nine months of calendar year 2008, the closing sales price of our common stock ranged from a low of $10.32 per share to a high of $16.83 per share. Factors that could have a significant impact on the market price of our stock include, but are not limited to, the following:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 5, 2006, we announced that our Board of Directors had authorized the repurchase of up to $150.0 million of our outstanding common stock over the next two years. We may repurchase shares from time-to-time in open market purchases or privately negotiated transactions. The share repurchases will be financed by available cash balances and cash from operations.
In early August 2008, our Board of Directors approved approximately $39.9 million of common stock repurchases, which were completed in the first quarter of fiscal 2009, which is the remaining amount available under the December 2006 plan. In early August 2008, the Company’s Board of Directors authorized a new plan to repurchase up to $100.0 million of our outstanding common stock. Through September 28, 2008, no repurchases were made under this plan.
There were no sales of unregistered securities for the three months ended September 28, 2008.
Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
	Total Number	Average	Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased under the
Period	Purchased	per Share	Or Programs	Plans or Programs
June 30, 2008 — July 27, 2008	—	—	—	$39,913,000
July 28, 2008 — August 24, 2008	2,413,334	$13.81	2,413,334	$6,579,000
August 25, 2008 — September 28, 2008	477,300	$13.78	477,300	$—

Total	2,890,634	$13.81	2,890,634	$—

Item 6. Exhibits

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit 3.3	Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 29, 2007).

Exhibit 3.4	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.1	Rights Agreement dated January 19, 1989, as amended (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.2	Certificate regarding extension of Final Expiration Date of Rights Agreement dated January 18, 1999 (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-3, filed on May 17, 1999).

10.1	Letter Agreement between Emulex Corporation, a California corporation, and Michael Smith (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 6, 2008).

10.2	Executive Bonus Plan of Emulex Corporation, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2008).

10.3	Description of Compensation for certain executive officers of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 10, 2008).

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: October 29, 2008

EMULEX CORPORATION
By:	/s/ James M. McCluney
James M. McCluney
Chief Executive Officer and President

By:	/s/ Michael J. Rockenbach
Michael J. Rockenbach
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit 3.3	Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 29, 2007).

Exhibit 3.4	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.1	Rights Agreement dated January 19, 1989, as amended (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 2, 1989).

Exhibit 4.2	Certificate regarding extension of Final Expiration Date of Rights Agreement dated January 18, 1999 (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-3, filed on May 17, 1999).

10.1	Letter Agreement between Emulex Corporation, a California corporation, and Michael Smith (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 6, 2008).

10.2	Executive Bonus Plan of Emulex Corporation, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2008).

10.3	Description of Compensation for certain executive officers of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 10, 2008).

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.