Form 10-Q
period 2008-12-28
EMULEX CORP /DE/
filed 2009-01-30
CIK 350917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 28, 2008
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of January 21, 2009, the registrant had 82,545,864 shares of common stock outstanding.

EMULEX CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	December 28,	June 29,
	2008	2008

Assets

Current assets:
Cash and cash equivalents	$231,261	$217,017
Investments	53,972	133,182
Accounts and other receivables, net of allowance for doubtful accounts of $1,717 and $1,753 as of December 28, 2008 and June 29, 2008, respectively	64,586	61,634
Inventories	14,869	19,336
Prepaid income taxes	14,524	26
Other prepaid expenses	6,472	5,079
Deferred income taxes	18,728	20,773

Total current assets	404,412	457,047

Property and equipment, net	77,443	73,580
Investments	—	150
Goodwill	87,840	87,843
Intangible assets, net	53,878	67,299
Deferred income taxes	13,279	5,481
Other assets	9,389	7,656

Total assets	$646,241	$699,056

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$13,856	$23,714
Accrued liabilities	25,924	26,363
Income taxes payable	—	37,528

Total current liabilities	39,780	87,605

Other liabilities	4,712	3,633
Accrued taxes	35,299	31,979

Total liabilities	79,791	123,217

Commitments and contingencies (Note 6)

Subsequent events (Note 8)

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	—	—
Common stock, $0.10 par value; 240,000,000 shares authorized; 89,064,849 and 88,113,322 issued at December 28, 2008 and June 29, 2008, respectively	8,906	8,811
Additional paid-in capital	1,093,817	1,080,722
Accumulated deficit	(385,596)	(403,614)
Accumulated other comprehensive (loss) income	(677)	7
Treasury stock, at cost; 8,550,971 and 5,660,337 shares at December 28, 2008 and June 29, 2008, respectively	(150,000)	(110,087)

Total stockholders’ equity	566,450	575,839

Total liabilities and stockholders’ equity	$646,241	$699,056

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 28,	December 30,	December 28,	December 30,
	2008	2007	2008	2007
Net revenues	$108,661	$130,622	$220,357	$247,692
Cost of sales	42,676	48,880	84,420	98,023

Gross profit	65,985	81,742	135,937	149,669

Operating expenses:
Engineering and development	31,101	31,477	65,884	62,764
Selling and marketing	13,270	13,740	27,786	26,644
General and administrative	9,548	8,808	18,964	17,377
Amortization of other intangible assets	1,851	2,280	3,938	4,918

Total operating expenses	55,770	56,305	116,572	111,703

Operating income	10,215	25,437	19,365	37,966

Nonoperating income, net:
Interest income	1,224	3,487	3,073	6,796
Interest expense	(34)	(7)	(36)	(11)
Other (expense) income, net	(127)	—	197	61

Total nonoperating income, net	1,063	3,480	3,234	6,846

Income before income taxes	11,278	28,917	22,599	44,812

Income tax provision	761	11,273	4,581	16,997

Net income	$10,517	$17,644	$18,018	$27,815

Net income per share:
Basic	$0.13	$0.22	$0.22	$0.34

Diluted	$0.13	$0.21	$0.22	$0.33

Number of shares used in per share computations:
Basic	80,169	81,885	80,604	82,254

Diluted	81,248	83,809	82,068	84,305

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended
	December 28,	December 30,
	2008	2007
Cash flows from operating activities:
Net income	$18,018	$27,815
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	10,950	9,307
Share-based compensation expense	12,519	14,091
Amortization of intangible assets	13,399	17,631
Impairment of intangible assets	—	3,097
Accrued interest income, net	683	—
(Gain) loss on disposal of property and equipment	(94)	131
Deferred income taxes	(5,570)	(3,715)
Excess tax benefit from share-based compensation	(188)	(1,004)
Foreign currency adjustments	(157)	60
Changes in assets and liabilities:
Accounts and other receivables	(3,840)	(4,304)
Inventories	4,468	10,791
Prepaid expenses and other assets	(2,457)	(2,252)
Accounts payable, accrued liabilities, and other liabilities	(9,742)	3,892
Accrued taxes	3,319	(1,221)
Income taxes payable and prepaid income taxes	(52,008)	8,932

Net cash (used in) provided by operating activities	(10,700)	83,251

Cash flows from investing activities:
Net proceeds from sale of property and equipment	50	20
Additions to property and equipment	(14,512)	(13,064)
Investment in privately-held company	(947)	—
Purchases of investments	(97,715)	(554,040)
Maturities of investments	176,392	573,838

Net cash provided by investing activities	63,268	6,754

Cash flows from financing activities:
Repurchase of common stock	(39,913)	(40,000)
Tax withholding payments reimbursed by common stock	(2,416)	(2,288)
Proceeds from issuance of common stock under stock plans	3,850	7,400
Excess tax benefit from share-based compensation expense	188	1,004

Net cash used in financing activities	(38,291)	(33,884)

Effect of exchange rates on cash and cash equivalents	(33)	(42)

Net increase in cash and cash equivalents	14,244	56,079
Cash and cash equivalents at beginning of period	217,017	69,036

Cash and cash equivalents at end of period	$231,261	$125,115

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Basis of Presentation
In the opinion of management of Emulex Corporation (Emulex or the Company), the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows. Interim results for the three and six months ended December 28, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending June 28, 2009. The accompanying condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2008.
Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation.
Supplemental Cash Flow Information

	Six Months Ended
	December 28,	December 30,
	2008	2007
	(in thousands)
Cash paid during the period for:
Interest	$5	$11
Income taxes	$60,905	$13,609

Non-cash activities:
Additional goodwill resulting from escrow release as required by the Sierra Logic, Inc. acquisition agreement	$—	$12,138
Purchases of property and equipment not paid, net	$779	$1,668
Recently Adopted Accounting Standards
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. In February 2008, the FASB issued FASB Staff Position No. (FSP) SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FASB FSP No. SFAS 157-2, “Effective Date of FASB Statement No. 157.” Collectively, the Staff Positions defer the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually, and amend the scope of SFAS No. 157. The Company has adopted SFAS No. 157 except for those items specifically deferred under FSP No. SFAS 157-2 and is currently assessing the financial statement impact of the full adoption of SFAS No. 157.
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
In December 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaborative Arrangements,” that prohibits companies from applying the equity method of accounting to activities performed outside a separate legal entity by a virtual joint venture. Instead, revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators based on the criteria in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and other applicable accounting literature. The consensus should be applied to collaborative arrangements in existence at the date of adoption using a modified retrospective method that requires reclassification in all periods presented for those arrangements still in effect at the transition date, unless that application is impracticable. The consensus is effective for fiscal years beginning on or after December 15, 2008, which is the Company’s fiscal year beginning June 29, 2009. The Company is in the process of studying the potential financial statement impact of adopting EITF Issue No. 07-1.
In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP No. APB 14-1 requires issuers of convertible debt that may be settled wholly or partly in cash upon conversion to account for the debt and equity components separately. The FSP is effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2008, which is the Company’s fiscal year beginning June 29, 2009 and must be applied retrospectively to all periods presented. The Company is in the process of studying the potential financial statement impact of adopting FSP No. APB 14-1.

In November 2008, the FASB ratified EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations.” EITF Issue No. 08-6 addresses the accounting for equity method investments as a result of the accounting changes prescribed by SFAS No. 141(R) and SFAS No. 160. EITF Issue No. 08-6 includes clarification on the following: (a) transaction costs should be included in the initial carrying value of the equity method investment; (b) an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment need only be performed as part of any other-than-temporary impairment evaluation of the equity method investment as a whole and does not need to be performed annually; (c) the equity method investee’s issuance of shares should be accounted for as the sale of a proportionate share of the investment, which may result in a gain or loss in income, and d) a gain or loss should not be recognized when changing the method of accounting for an investment from the equity method to the cost method. This consensus is effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2008, which is the Company’s fiscal year beginning June 29, 2009. The Company is in the process of studying the potential financial statement impact of adopting EITF Issue No. 08-6.
In November 2008, the FASB ratified EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets.” EITF Issue No. 08-7 will require entities to account for a defensive intangible asset as a separate unit of accounting at the time of acquisition, not combined with the acquirer’s existing recognized or unrecognized intangible assets. This consensus is effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2008, which is the Company’s fiscal year beginning June 29, 2009, and will impact the accounting for intangible assets acquired after the effective date.
2. Investments
At December 28, 2008, the Company had approximately $54.0 million in investments. Pursuant to SFAS No. 157, the fair value of the investments is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.
The Company’s portfolio of held-to-maturity investments consists of the following:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)

December 28, 2008
Municipal bonds	$151	$2	$—	$153
U.S. Government securities	19,220	103	—	19,323
U.S. Government sponsored entity securities	34,601	190	—	34,791

	$53,972	$295	$—	$54,267

June 29, 2008
Municipal bonds	$4,626	$18	$—	$4,644
U.S. Government securities	29,250	2	—	29,252
U.S. Government sponsored entity securities	90,528	19	—	90,547
Corporate bonds	8,928	13	—	8,941

	$133,332	$52	$—	$133,384

Investments at December 28, 2008 and June 29, 2008, were classified as shown below:

	December 28,	June 29,
	2008	2008
	(in thousands)
Short-term investments (maturities less than one year)	$53,972	$133,182
Long-term investments (maturities of one to five years)	—	150

	$53,972	$133,332

3. Inventories
Inventories are summarized as follows:

	December 28,	June 29,
	2008	2008
	(in thousands)
Raw materials	$4,731	$4,090
Finished goods	10,138	15,246

	$14,869	$19,336

4. Goodwill and Intangible Assets, net
The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill not be amortized but instead be tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets might be impaired. The Company considers its business as a whole to be the reporting unit for purposes of testing for impairment. This impairment test is performed annually during the fiscal fourth quarter.
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
As a result of the downturn in the economy and the decline in the Company’s market capitalization during the current quarter, the Company determined that it had a triggering event under SFAS No. 142. Therefore, the Company performed the first step for assessing goodwill for impairment using a market approach and determined goodwill was not impaired during the three months ended December 28, 2008. However, given the current economic environment and its impact on the Company’s business, there is greater risk that an impairment of goodwill or other long-lived assets may occur in the future.
Based on the results of the Company’s assessment of goodwill for impairment, it was determined that the estimated fair value of its goodwill exceeded its carrying value and thus, the second step of the two-step test was not required to be performed during the three months ended December 28, 2008.
There was no activity in goodwill during the six months ended December 28, 2008 except for tax adjustments of approximately $3,000.
Intangible assets, net, are as follows:

	December 28,	June 29,
	2008	2008
	(in thousands)
Intangible assets subject to amortization:
Core technology and patents	$92,256	$92,272
Accumulated amortization, core technology and patents	(78,996)	(75,607)
Developed technology	77,312	77,313
Accumulated amortization, developed technology	(39,637)	(32,788)
Customer relationships	38,670	38,674
Accumulated amortization, customer relationships	(36,906)	(34,047)
Tradename	4,641	4,643
Accumulated amortization, tradename	(3,462)	(3,161)

	$53,878	$67,299

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
The intangible assets subject to amortization are being amortized on a straight-line basis over original lives ranging from approximately four to seven years. Aggregated amortization expense for intangible assets for the three months ended December 28, 2008 and December 30, 2007, was approximately $6.6 million and $8.6 million, respectively. Aggregated amortization expense for intangible assets for the six months ended December 28, 2008 and December 30, 2007, was approximately $13.4 million and $17.6 million, respectively.
Amortization expense of approximately $4.7 million and $6.3 million related to core and developed technology is included in cost of sales in the accompanying condensed consolidated statements of income for the three months ended December 28, 2008 and December 30, 2007, respectively. Amortization expense related to core and developed technology included in cost of sales for the six months ended December 28, 2008 and December 30, 2007, was approximately $9.5 million and $12.7 million, respectively.
The following table presents the estimated future aggregated amortization expense of intangible assets as of December 28, 2008:

(in thousands)
2009 (remaining 6 months)	$10,857
2010	21,715
2011	17,721
2012	3,585
2013	—
Thereafter	—

$53,878

5. Accrued Liabilities
Components of accrued liabilities are as follows:

	December 28,	June 29,
	2008	2008
	(in thousands)
Payroll and related costs	$12,353	$11,792
Warranty liability	3,477	4,174
Deferred revenue and accrued rebates	3,884	4,848
Other	6,210	5,549

	$25,924	$26,363

The Company provides a warranty of between one and five years on its products. The Company records a provision for estimated warranty-related costs at the time of sale based on historical product return rates and the Company’s estimates of expected future costs of fulfilling its warranty obligations. Changes to the warranty liability were:

(in thousands)

Balance as of June 29, 2008	$4,174
Accrual for warranties issued	766
Changes to pre-existing warranties (including changes in estimates)	(415)
Settlements made (in cash or in kind)	(1,048)

Balance as of December 28, 2008	$3,477

6. Commitments and Contingencies
Litigation
On November 15, 2001, prior to the Company’s acquisition of Vixel Corporation, a securities class action was filed in the United States District Court in the Southern District of New York as Case No. 01 CIV. 10053 (SAS), Master File No. 21 MC92 (SAS) against Vixel and two of its officers and directors (one of which is James M. McCluney, the Company’s current Chief Executive Officer and President) and certain underwriters who participated in the Vixel initial public offering in late 1999. The amended complaint alleges violations under Section 10(b) of the Exchange Act and Section 11 of the Securities Act and seeks unspecified damages on behalf of persons who purchased Vixel stock during the period October 1, 1999 through December 6, 2000. In October 2002, the parties agreed to toll the statute of limitations with respect to Vixel’s officers and directors until September 30, 2003, and on the basis of this agreement, Vixel’s officers and directors were dismissed from the lawsuit without prejudice. During June 2003, Vixel and the other issuer defendants in the action reached a tentative settlement with the plaintiffs that would, among other things, result in the dismissal with prejudice of all claims against the defendants and their officers and directors. In connection with the possible settlement, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements so that they would not expire prior to any settlement being finalized. Although Vixel approved this settlement proposal in principle, it remained subject to a number of procedural conditions, as well as formal approval by the court. On August 31, 2005, a Preliminary Order In Connection With Settlement Proceedings was issued by the court which among other items, set a date for a Settlement Fairness Hearing held on April 24, 2006, and the form of notice to the Settlement Classes of the Issuers’ Settlement Stipulation. In December 2005, the settlement notices authorized by the court were sent to former Vixel stockholders and the web site www.iposecuritieslitigation.com was created for claimants, as well as a March 24, 2006 objection deadline. At the Settlement Fairness Hearing held on April 24, 2006, the court raised the following primary issues: (1) the (possible) change in value of the settlement since preliminary approval, and whether the benefits of the settlement should be evaluated at the time of approval or at the time of negotiation; (2) how the class certification argument before the Second Circuit Court of Appeals could or would affect the fairness of the settlement; (3) how to evaluate the intangible benefits of the settlement to the class members; and (4) how to value the $1 billion guarantee (for the consolidated litigation involving Vixel and 297 other Issuers) by insurers in the stipulation and agreement of settlement in light of the underwriters’ potential future settlements. The Court did not rule on April 24, 2006 on the motion for final approval or objections. On June 6, 2006, the Second Circuit Court of Appeals held oral arguments on the appeal by the underwriters of Judge Scheindlin’s class certification decision. On or about July 17, 2006, Emulex assigned to the class action plaintiffs any IPO claims that Emulex (Vixel) had against RBC Dain Rauscher in the IPO litigation, as required by the settlement agreement. On December 5, 2006, the Second Circuit Court of Appeals issued a decision reversing Judge Scheindlin’s class certification decision. On December 14, 2006, Judge Scheindlin issued an order to stay all proceedings pending a decision from the Second Circuit on whether it will hear further argument. On about January 6, 2007, Emulex assigned to the class action plaintiffs any IPO claims that Emulex (Vixel) had against The Bear Stearns Companies Inc. and Bear Stearns & Co. Inc. in the IPO litigation, as required by the settlement agreement. On April 6, 2007, the Second Circuit denied the plaintiffs’ petition for rehearing of the decision denying class certification. During April 2007, counsel for Emulex and other Issuers informed Judge Scheindlin that, in light of the Second Circuit opinion, the settlement agreement could not be approved because the defined settlement class, like the litigation class, did not meet the Second Circuit requirements for certification. Judge Scheindlin held a conference on May 30, 2007 to consider issues relating to the class definitions, the statute of limitations, settlement, and discovery. On June 25, 2007, Judge Scheindlin signed a

Stipulation and Order submitted by the parties which terminated the June 10, 2004 Stipulation and Agreement of Settlement with Defendant Issuers and Individuals. On June 26, 2007, a document production request from the plaintiffs to all 298 issuers (including Vixel) was received, covering documents from each issuer’s inception through December 31, 2001. In September 2007, due to the expiration of the tolling agreements, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements until August 27, 2010. On November 15, 2007, the issuers and their respective insurers entered into an Insurers-Insureds Agreement (replacing an earlier agreement), which provides for the insurers to pay for certain defense costs under applicable issuer insurance policies. On December 21, 2007, issuer defendants filed an opposition to plaintiffs’ motion for class certification of certain focus cases. On March 26, 2008, defendants’ motion to dismiss was denied except to certain claims by plaintiffs who did not suffer damages or whose claims were time barred. On Oct. 10, 2008, Judge Scheindlin signed an order granting the plaintiffs’ request to withdraw the class certification motion in the six focus cases (Emulex/Vixel is not in a focus case).
On January 27, 2009, a patent infringement lawsuit was filed in the United States District Court in the Central District of California as Case No. CV09-00605 R (JWJx) against Emulex by Microprocessor Enhancement Corporation and Michael H. Branigin. The complaint alleges infringement of U.S. Patent No. 5,471,593, and seeks a judgment for damages, injunctive relief, and an award of attorneys’ fees and costs.
In addition to the ongoing litigation discussed above, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of the open matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
Other Commitments and Contingencies
The Company has entered into various agreements for purchases of inventory. As of December 28, 2008, the Company’s purchase obligation associated primarily with inventory was approximately $31.3 million.
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
7. Treasury Stock
On December 5, 2006, the Company’s Board of Directors authorized the repurchase of up to $150.0 million of its outstanding common stock over the next two years. In early August 2008, the Company’s Board of Directors approved approximately $39.9 million of common stock repurchases, the remaining amount available under the December 2006 plan, which were completed in the first quarter of fiscal 2009.
In early August 2008, the Company’s Board of Directors authorized a new plan to repurchase up to $100.0 million of the Company’s outstanding common stock. The Company may repurchase shares from time-to-time in open market purchases or privately negotiated transactions. The share repurchases will be financed by available cash balances and cash from operations. Through December 28, 2008, no repurchases were made under this plan.

8. Stock-Based Compensation
As of December 28, 2008, the Company had three stock-based plans for employees and directors that are open for future awards, the 2005 Equity Incentive Plan (Equity Incentive Plan), the 1997 Stock Award Plan for Non-Employee Directors (Director Plan), and the Emulex Corporation Employee Stock Purchase Plan (Purchase Plan). In addition, the Company had eight stock-based plans, including six plans assumed in connection with prior acquisitions, the Sierra Logic, Inc. 2001 Stock Option Plan, the Aarohi Communications, Inc. 2001 Stock Option Plan, the Vixel Corporation Amended and Restated 1995 Stock Option Plan, the Vixel Corporation 1999 Equity Incentive Plan, the Vixel Corporation 2000 Non-Officer Equity Incentive Plan, and the Giganet, Inc. 1995 Stock Option Plan (such eight plans known as All Other Plans), each of which is closed for future grants but has options outstanding. Available for future awards are 2,125,229 shares under the Equity Incentive Plan, 213,000 shares under the Director Plan, and 135,368 shares under the Purchase Plan. These amounts do not include an increase to the shares available for issuance under the Equity Incentive Plan by a minimum of 2,000,000 shares and an increase to shares available for issuance under the Purchase Plan of 1,500,000 shares that were approved at the Annual Meeting of Stockholders held on November 19, 2008.
Aggregate amounts recognized in the condensed consolidated financial statements with respect to these plans are as follows:

	Three Months	Three Months
	Ended	Ended	Six Months Ended	Six Months Ended
	December 28,	December 30,	December 28,	December 30,
	2008	2007	2008	2007
	(in thousands)
Total cost of stock-based payment plans during the period	$5,735	$7,103	$12,518	$14,050
Amounts capitalized in inventory during the period	(165)	(120)	(344)	(277)
Amounts recognized in income for amounts previously capitalized in inventory	179	157	345	318

Amounts charged against income, before income tax benefit	$5,749	$7,140	$12,519	$14,091

Amount of related income tax benefit recognized in income	$1,574	$1,795	$3,490	$3,612

The fair value of each stock option award and purchase under the Equity Incentive Plan, the Director Plan, and the Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model based on the market price of the underlying common stock as of the date of grant, expected term, stock price volatility and expected risk-free interest rates. Expected volatilities are based on methodologies utilizing equal weighting involving both historical periods equal to the expected term and implied volatilities based on traded options to buy the Company’s shares. The fair value of each unvested stock award and unvested stock unit is determined based on the closing price of the Company’s common stock on the grant date.
The assumptions utilized to compute the fair value of stock option grants under the Equity Incentive Plan and the Director Plan for the three and six months ended December 28, 2008 and December 30, 2007 were:

	Three Months Ended		Six Months Ended
	December 28,	December 30,	December 28,	December 30,
	2008	2007	2008	2007
Expected volatility	50% — 51%	37%	42% — 51%	33% — 37%
Weighted average expected volatility	51%	37%	43%	36%
Expected dividends	—	—	—	—
Expected term (in years)	2.97 — 4.97	2.4 — 4.4	2.97 — 4.97	2.4 — 4.4
Weighted average expected term (in years)	3.81	3.25	3.81	3.25
Risk-free rate	1.12% — 1.50%	3.23% — 3.43%	1.12% — 3.02%	3.23% — 4.17%

The assumptions utilized to compute the fair value of stock option grants for the Purchase Plan for the three and six months ended December 28, 2008 and December 30, 2007 were:

	Three Months Ended		Six Months Ended
	December 28,	December 30,	December 28,	December 30,
	2008	2007	2008	2007
Expected volatility	49%	32%	49%	32%
Expected dividends	—	—	—	—
Expected term (in years)	0.5	0.5	0.5	0.5
Risk-free rate	1.13%	4.08%	1.13%	4.08%
A summary of option activity under the plans for the six months ended December 28, 2008 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
			(in years)	(in millions)
Options outstanding at June 29, 2008	14,078,051	$21.54	4.09	$5.75
Options granted	161,000	$11.59
Options exercised	(206,506)	$5.74
Options canceled	(1,213,680)	$25.38
Options forfeited	(292,828)	$16.34

Options outstanding at December 28, 2008	12,526,037	$21.42	3.67	$1.0

Options vested and expected to vest at December 28, 2008	12,416,886	$21.47	3.66	$1.0

Options exercisable at December 28, 2008	10,710,764	$22.31	3.47	$0.9

A summary of unvested stock awards activity, which includes unvested stock and unvested stock units, for the six months ended December 28, 2008 is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Awards	Value
Awards outstanding and unvested at June 29, 2008	2,135,765	$18.07
Awards granted	1,232,550	$10.36
Awards vested	(636,529)	$18.42
Awards forfeited	(199,640)	$18.28

Awards outstanding and unvested at December 28, 2008	2,532,146	$14.21

As of December 28, 2008, there was approximately $22.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of approximately 1.3 years.
The weighted average grant date fair value of options granted during the six months ended December 28, 2008 and December 30, 2007 was approximately $4.15 and $5.20, respectively. The weighted average grant date fair value of unvested stock awards granted during the six months ended December 28, 2008 and December 30, 2007 was approximately $10.36 and $18.74, respectively. The total intrinsic value of stock options exercised during the six months ended December 28, 2008 and December 30, 2007 was approximately $1.1 million and $5.0 million, respectively. The total fair value of unvested stock awards vested during the six months ended December 28, 2008 and December 30, 2007 was approximately $6.9 million and $6.3 million, respectively.
Cash received from share option exercises and shares purchased under the Purchase Plan and under stock-based plans for the six months ended December 28, 2008 and December 30, 2007 were approximately $3.8 million and $7.4 million, respectively. The actual tax benefit realized for the tax deductions from option exercise of stock-based plans was approximately $3.0 million and $4.3 million for the six months ended December 28, 2008 and December 30, 2007, respectively.

As of December 28, 2008, we anticipate that the number of shares authorized under the Equity Incentive Plan, the Director Plan, the Purchase Plan, and All Other Plans are sufficient to cover future stock option exercises and shares that will be purchased during the next six month option period from November 1, 2008 to April 30, 2009 under the Purchase Plan.
At the Annual Meeting of Stockholders held on November 19, 2008, the shareholders approved a program (the Exchange Program) that will permit the Company’s eligible employees to exchange outstanding options with exercise prices at or above the highest closing price of the Company’s common stock over the 52-week period immediately preceding the commencement of the Exchange Program (Eligible Options) for a lesser number of restricted stock units. The Exchange Program will be open to eligible employees of the Company and any of its subsidiaries designated for participation by the Compensation Committee of the Board of Directors (Compensation Committee). However, members of the Company’s Board of Directors, the Company’s five most highly compensated executive officers (including the Company’s Chief Executive Officer), and Securities and Exchange Act Section 16 officers of the Company (Section 16 Officers) and consultants, will not be eligible to participate.
If no eligible employees participate in the Exchange Program, the Equity Incentive Plan will be amended to increase the number of shares available for grants under the Plan by 2,000,000 shares. Further, in the event some eligible employees participate in the program but the net shares yielded from the Exchange Program is less than 2,000,000 shares, the Equity Incentive Plan will be amended to increase the number of shares available for grants under the Equity Incentive Plan by an amount required to yield 2,000,000 available shares under the Equity Incentive Plan.
The Exchange Program will commence within 12 months of the date the shareholders approve the Exchange Program. Within this timeframe, the actual start date will be determined by the Compensation Committee. As of December 28, 2008, no commencement date has been established.
Subsequent to December 28, 2008, the Company’s Board of Directors adopted a Rights Agreement to replace the agreement which expired on January 19, 2009. On January 14, 2009, the Board of Directors authorized and declared a dividend of one preferred stock purchase right for each share of common stock of the Company under the Rights Agreement. The dividend was paid on January 24, 2009 to the record holders of shares of common stock as of this date.
Subsequent to December 28, 2008, the Company amended and restated its existing key employee retention agreements with certain executives of the Company. In connection with adopting the key employee retention agreements, the Company amended the terms of all nonqualified stock option agreements and restricted stock award agreements between the Company and those certain executives, as described in our Form 8–K as filed on January 16, 2009.
9. Income Taxes
The Company recorded a provision for income taxes of approximately $4.6 million and $17.0 million in the six months ended December 28, 2008 and December 30, 2007, respectively. The effective tax rate was approximately 20.3% for the six months ended December 28, 2008 and 37.9% for the six months ended December 30, 2007. The Company’s effective income tax rate depends on various factors, such as tax legislation, the mix of domestic and international pre-tax income, amounts of tax-exempt interest income and research and development credits as a percentage of aggregate pre-tax income, and the effectiveness of our tax planning strategies.
On October 3, 2008, as part of the Emergency Economic Stabilization Act of 2008, the Federal research credit was retroactively extended to include qualifying research expenditures paid or incurred from January 1, 2008 through December 31, 2009. For the six months ended December 28, 2008, the Company recognized a tax benefit of approximately $2.5 million related to qualifying expenditures incurred during the last two quarters of fiscal 2008 and the first quarter of fiscal 2009 as a result of this legislation.

10. Net Income Per Share
Basic net income per share for the three and six months ended December 28, 2008 and December 30, 2007, was computed by dividing net income by the weighted average number of common shares outstanding during the period.
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

	Three Months Ended		Six Months Ended
	December 28,	December 30,	December 28,	December 30,
	2008	2007	2008	2007
	(in thousands, except per		(in thousands, except per
	share data)		share data)
Numerator — Net income	$10,517	$17,644	$18,018	$27,815

Denominator:
Denominator for basic net income per share —weighted average shares outstanding	80,169	81,885	80,604	82,254
Effect of dilutive securities:
Dilutive options outstanding, unvested stock and ESPP	1,079	1,924	1,464	2,051

Denominator for diluted net income per share — adjusted weighted average shares outstanding	81,248	83,809	82,068	84,305

Basic net income per share	$0.13	$0.22	$0.22	$0.34

Diluted net income per share	$0.13	$0.21	$0.22	$0.33

Antidilutive options and unvested stock excluded from the computations	13,659	9,330	13,156	9,198

Average market price of common stock	$7.86	$18.68	$10.02	$19.32

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
Actual future results could differ materially from those described in the forward-looking statements as a result of a variety of factors, including those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, and, in particular, those in the section entitled “Risk Factors” in Part II, Item 1A of this Form 10-Q included elsewhere herein. We expressly disclaim any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances. We wish to caution readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. In light of the uncertainty of the economy generally, and the technology and storage segments specifically, it is difficult to determine if past experience is a good guide to the future and makes it impossible to determine if markets will grow or shrink in the short term. Recent disruptions in world credit and equity markets and the resulting economic uncertainty for our customers and the storage networking market as a whole has resulted in a downturn in information technology spending that has and could continue to adversely affect our revenues and results of operations. As a result of this uncertainty, we are unable to predict with any accuracy what future results might be. Other factors affecting these forward-looking statements include, but are not limited to, the following: slower than expected growth of the storage networking market or the failure of our Original Equipment Manufacturer (OEM) customers to successfully incorporate our products into their systems; our dependence on a limited number of customers and the effects of the loss of, or decrease or delays in orders by, any such customers, or the failure of such customers to make payments; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of our or our OEM customers’ new or enhanced products; the variability in the level of our backlog and the variable and seasonal procurement patterns of our customers; impairment charges; the effects of terrorist activities, natural disasters and any resulting political or economic instability; the highly competitive nature of the markets for our products as well as pricing pressures that may result from such competitive conditions; the effect of rapid migration of customers towards newer, lower cost product platforms; possible transitions from board or box level to application specific computer chip solutions for selected applications; a shift in unit product mix from higher-end to lower-end or mezzanine card products; a decrease in the average unit selling prices or an increase in the manufactured cost of our products; delays in product development; our reliance on third-party suppliers and subcontractors for components and assembly; any inadequacy of our intellectual property protection or the potential for third-party claims of infringement; our ability to attract and retain key technical personnel; our ability to benefit from our research and development activities; our dependence on international sales and internationally produced products; the effect of acquisitions; changes in tax rates or legislation; changes in accounting standards; and the potential effects of global warming and any resulting regulatory changes on our business. These and other factors which could cause actual results to differ materially from those in the forward-looking statements are discussed elsewhere in this Form 10-Q, in our other filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

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
Our Company operates within a single business segment that has two market focused product lines — Host Server Products (HSP) and Embedded Storage Products (ESP). HSP includes both Fibre Channel based connectivity products and converged Fibre Channel and Ethernet based products. Our Fibre Channel based products include LightPulse® Host Bus Adapters (HBA), custom form factor solutions for Original Equipment Manufacturer (OEM) blade servers and ASICs. These products enable servers to efficiently connect to storage area networks (SANs) by offloading data communication processing tasks from the server as information is delivered and sent to the storage network. Our converged products include LightPulse® Converged Network Adapters. CNAs efficiently move data between local area networks (LANs) and SANs using Fibre Channel over Ethernet (FCoE) to map the Fibre Channel protocol directly into the data layer of Ethernet networks.
ESP includes our InSpeed®, FibreSpy®, IOC solutions, embedded bridge and embedded router products. Embedded storage switches, bridges, routers, and IOCs are deployed inside storage arrays, tape libraries, and other storage appliances, delivering improved performance, reliability, and storage connectivity.
Our Intelligent Network Products (INP) mainly consist of contract engineering services and our Other category mainly consists of legacy and other products.
We rely almost exclusively on OEMs and sales through distribution channels for our revenue. Our OEM customers include the world’s leading server and storage providers, including Dell Inc. (Dell), EMC Corporation (EMC), Fujitsu Ltd. (Fujitsu), Fujitsu Siemens Computers (Fujitsu Siemens), Groupe Bull (Bull), Hewlett-Packard Company (Hewlett-Packard), Hitachi Data Systems (HDS), Hitachi Limited (Hitachi), International Business Machines Corporation (IBM), LSI Corporation (LSI), NEC Corporation (NEC), Network Appliance, Inc. (NetAp), Quantum Corporation (Quantum), Sun Microsystems, Inc. (Sun), Unisys Corporation (Unisys), and Xyratex Ltd. (Xyratex). Our distribution partners include Avnet, Inc. (Avnet), Bell Microproducts, Ltd. (Bell), Info X Distribution, LLC (Info X), Ingram Micro Inc. (Ingram Micro), Macnica Networks Corporation (Macnica), Netmarks Inc. (Netmarks), Tech Data Corporation (Tech Data), and Tokyo Electron Device Ltd. (TED). The market for storage networking infrastructure solutions is concentrated among large OEMs, and as such, a significant portion of our revenues are generated from sales to a limited number of customers.
We plan to continue to closely manage our controllable expenses while investing in research and development, sales and marketing, capital equipment, and facilities in order to achieve our goals. As of December 28, 2008, we had a total of 806 employees.
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

Global Initiatives
We continued to implement our global initiatives and during the latter part of fiscal 2008, created an Irish subsidiary to expand our international operations by providing local customer service and support to our customers outside the United States. In addition, Emulex granted an intellectual property license and entered into a research and development cost sharing agreement with a newly formed subsidiary in the Isle of Man. The terms of the license require, among other matters, that the subsidiary make prepayments of expected royalties to Emulex, the first of which was paid before the end of our fiscal 2008 in the amount of approximately $131.0 million, for expected royalties relating to fiscal years 2009 and 2010. The second payment will be paid during fiscal 2009, for expected royalties for fiscal years 2011 through 2014. Subsequent royalty payments or prepayments will be made relating to fiscal year 2015. Additionally, the cost sharing agreement became effective during the fourth quarter of 2008. While these global initiatives are expected to significantly reduce our effective tax rate beginning with fiscal year 2010, the first prepayment and cost sharing agreement expenses, including the tax expense recorded in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48), resulted in an incremental tax expense of approximately $58.5 million and increased our effective tax rate to approximately 109% for fiscal 2008. The second prepayment, which is anticipated to be paid during fiscal 2009, is expected to result in an incremental tax expense of approximately $34.4 million and increase our effective tax rate to approximately 187% for fiscal 2009.
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
Results of Operations
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements included elsewhere herein.

	Percentage of Net Revenues		Percentage of Net Revenues
	Three Months Ended		Six Months Ended
	December 28,	December 30,	December 28,	December 30,
	2008	2007	2008	2007

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	39.3	37.4	38.3	39.6

Gross profit	60.7	62.6	61.7	60.4

Operating expenses:
Engineering and development	28.6	24.1	29.9	25.3
Selling and marketing	12.2	10.5	12.6	10.8
General and administrative	8.8	6.7	8.6	7.0
Amortization of other intangible assets	1.7	1.8	1.8	2.0

Total operating expenses	51.3	43.1	52.9	45.1

Operating income	9.4	19.5	8.8	15.3

Nonoperating income, net:
Interest income	1.1	2.6	1.4	2.8
Interest expense	—	—	—	—
Other (expense) income, net	(0.1)	—	0.1	—

Total nonoperating income, net	1.0	2.6	1.5	2.8

Income before income taxes	10.4	22.1	10.3	18.1

Income tax provision	0.7	8.6	2.1	6.9

Net income	9.7%	13.5%	8.2%	11.2%

Three months ended December 28, 2008, compared to three months ended December 30, 2007
Net Revenues. Net revenues for the second quarter of fiscal 2009 ended December 28, 2008, decreased by approximately $22.0 million, or 17%, to approximately $108.7 million compared to approximately $130.6 million for the same quarter of fiscal 2007 ended December 30, 2007.
Net Revenues by Product Line
From a product line perspective, the majority of our net revenues were generated from our HSPs for the three months ended December 28, 2008 and December 30, 2007. The following chart details our net revenues by product line for the three months ended December 28, 2008 and December 30, 2007:

	Net Revenues by Product Line
	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	December 28,	of Net	December 30,	of Net	Increase/	Percentage
(in thousands)	2008	Revenues	2007	Revenues	(Decrease)	Change

Host Server Products	$81,063	75%	$94,434	72%	$(13,371)	(14)%
Embedded Storage Products	27,454	25%	36,075	28%	(8,621)	(24)%
Intelligent Network Products and Other	144	—	113	—	31	(27)%

Total net revenues	$108,661	100%	$130,622	100%	$(21,961)	(17)%

Net revenues are impacted by average selling price and units shipped. Average selling price by product line, in particular, will be impacted by the mix of products shipped.
HSP primarily consists of our Fibre Channel based connectivity products and converged Fibre Channel over Ethernet based products. The decrease in our HSP net revenue for the three month period ended December 28, 2008 compared to the three month period ended December 30, 2007 was primarily due to a decrease of approximately 11% in average selling price combined with a decrease of approximately 3% in units shipped.
ESP primarily consists of our InSpeed®, FibreSpy®, input/output controller solutions, embedded bridge, and embedded router products. The decrease in our ESP net revenue for the three month period ended December 28, 2008 compared to the three month period ended December 30, 2007 was primarily due to a decrease in average selling price of approximately 18% combined with a decrease in units shipped of approximately 7%.
Our INP primarily consists of contract engineering services and our Other category primarily consists of legacy and other products.
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

	Net Revenues by Major Customers
	Direct Revenues		Total Direct and Indirect Revenues (2)
	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007

Net revenue percentage (1) :
OEM:
EMC	—	—	14%	19%
Hewlett-Packard	18%	15%	18%	15%
IBM	23%	22%	30%	30%
Other:
Info X	—	15%	—	—

(1)	Amounts less than 10% are not presented.

(2)	Customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.

Direct sales to our top five customers accounted for approximately 63% of total net revenues for the three months ended December 28, 2008, compared to approximately 65% for the three months ended December 30, 2007. We expect to be similarly concentrated in the future. Our net revenues from customers can be significantly impacted by changes to our customers’ business and their business models.
Net Revenues by Sales Channel
From a sales channel perspective, net revenues generated from OEM customers were approximately 80% of net revenues and sales through distribution were approximately 20% for the three months ended December 28, 2008, compared to approximately 74% and approximately 26%, respectively, for the three months ended December 30, 2007. Net revenues by sales channel were as follows:

	Net Revenues by Sales Channel
	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	December 28,	of Net	December 30,	of Net	Increase/	Percentage
(in thousands)	2008	Revenues	2007	Revenues	(Decrease)	Change

OEM	$87,410	80%	$96,314	74%	$(8,904)	(9)%
Distribution	21,173	20%	34,111	26%	(12,938)	(38)%
Other	78	—	197	—	(119)	(60)%

Total net revenues	$108,661	100%	$130,622	100%	$(21,961)	(17)%

We believe that our net revenues are being generated primarily as a result of product certifications and qualifications with our OEM customers, which take products directly and indirectly through distribution and contract manufacturers. We view product certifications and qualifications as an important indicator of future revenue opportunities and growth for the Company. However, product certifications and qualifications do not necessarily ensure continued market acceptance of our products by our OEM customers. It is also very difficult to determine the future impact, if any, of product certifications and qualifications on our revenues. The decrease in OEM net revenues for the three months ended December 28, 2008 compared to the three months ended December 30, 2007 was primarily due to an approximately 22% decrease in ESP revenues sold through our OEMs. The decrease in distribution net revenues for the three months ended December 28, 2008 compared to the three months ended December 30, 2007 was primarily due to an approximately 37% decrease in HSP net revenues sold through our distribution partners.
Net Revenues by Geographic Territory
For the three months ended December 28, 2008, United States net revenues decreased by approximately $10.7 million to $41.5 million from $52.2 million in the three months ended December 30, 2007. For three months ended December 28, 2008, international net revenues (Asia Pacific, Europe, Middle East, Africa and rest of the world) decreased by approximately $11.3 million to $67.2 million from $78.4 million in the three months ended December 30, 2007. Our United States and international net revenues based on billed-to location were as follows:

	Net United States and International Revenues
	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	December 28,	of net	December 30,	of net	Increase/	Percentage
(in thousands)	2008	Revenues	2007	Revenues	(Decrease)	Change

United States	$41,499	38%	$52,181	40%	$(10,682)	(20)%
Asia Pacific	28,084	26%	32,967	25%	(4,883)	(15)%
Europe, Middle East, Africa and rest of the world	39,078	36%	45,474	35%	(6,396)	(14)%

Total net revenues	$108,661	100%	$130,622	100%	$(21,961)	(17)%

We believe the relatively similar decrease, as a percentage of net revenues, in United States net revenues and international net revenues for the three months ended December 28, 2008 compared to the three months ended December 30, 2007 was primarily due to a global economic slowdown that has resulted in decreased spending in general, and in the technology sector specifically. However, as we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.
Gross Profit. Gross profit consists of net revenues less cost of sales. Our gross profit for the three months ended December 28, 2008 and December 30, 2007 were as follows (in thousands):

Gross Profit
Three Months Ended	Percentage of	Three Months Ended	Percentage of	Increase/	Percentage
December 28, 2008	Net Revenues	December 30, 2007	Net Revenues	(Decrease)	Points Change

$65,985	61%	$81,742	63%	$(15,757)	(2)%
Cost of sales includes the cost of producing, supporting, and managing our supply of quality finished products. Cost of sales also included approximately $4.7 million and $6.3 million of amortization of technology intangible assets for the three months ended December 28, 2008 and December 30, 2007, respectively. The decrease in amortization of technology intangible assets was primarily due to various core and developed technology intangible assets from prior acquisitions being fully amortized. Approximately $0.4 million and $0.3 million of share-based compensation expense were included in cost of sales for the three months ended December 28, 2008 and December 30, 2007, respectively. Gross margin also decreased during the three months ended December 28, 2008 primarily due to lower manufacturing volume. In addition, there was an increase of approximately $0.7 million charge for excess and obsolete inventories of older generation products. We anticipate gross margin will trend down over time as faster growing, lower gross margin products such as mezzanine cards for blade servers and embedded storage products become a bigger portion of our business.
Engineering and Development. Engineering and development expenses consisted primarily of salaries and related expenses for personnel engaged in the design, development, and technical support of our products. These expenses included third-party fees paid to consultants, prototype development expenses, and computer service costs related to supporting computer tools used in the design process. Expenses for the three months ended December 28, 2008 and December 30, 2007 were as follows (in thousands):

Engineering and Development
Three Months Ended	Percentage of	Three Months Ended	Percentage of	Increase/	Percentage
December 28, 2008	Net Revenues	December 30, 2007	Net Revenues	(Decrease)	Points Change

$31,101	29%	$31,477	24%	$(376)	5%

Engineering and development expenses for the three months ended December 28, 2008 compared to the three months ended December 30, 2007 decreased approximately $0.4 million, or 1%. Approximately $2.6 million and $3.0 million of share-based compensation expense was included in engineering and development costs for the three months ended December 28, 2008 and December 30, 2007, respectively. During the first quarter of fiscal 2009, we made some organizational changes and as a result, engineering and development headcount decreased slightly to 467 at December 28, 2008 from 482 at December 30, 2007. The decrease in headcount resulted in a net decrease of approximately $1.3 million in salary and related expenses which were partially offset by an increase in depreciation expense of approximately $0.5 million and increased rent expense. The increase in engineering and development expenses as a percentage of revenues is a result of the relatively fixed amount of these expenses being spread over a lower level of net revenue.
Selling and Marketing. Selling and marketing expenses consisted primarily of salaries, commissions, and related expenses for personnel engaged in the marketing and sales of our products, as well as trade shows, product literature, promotional support costs, and other advertising related costs. Our selling and marketing expense for the three months ended December 28, 2008 and December 30, 2007 were as follows (in thousands):

Selling and Marketing

Three Months Ended December 28, 2008	Percentage of Net Revenues	Three Months Ended December 30, 2007	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change

$13,270	12%	$13,740	11%	$(470)	2%
Selling and marketing expenses for the three months ended December 28, 2008 compared to the three months ended December 30, 2007 decreased approximately $0.5 million, or 3%. Approximately $1.0 million and $1.5 million of share-based compensation expense was included in selling and marketing costs for the three months ended December 28, 2008 and December 30, 2007, respectively. Selling and marketing headcount decreased slightly to 135 at December 28, 2008 from 138 at December 30, 2007. We will continue to closely manage and target advertising, market promotions, and heighten brand awareness of our new and existing products in an effort to provide overall revenue growth.
General and Administrative. Ongoing general and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees, and other corporate expenses. Our general and administrative expense for the three months ended December 28, 2008 and December 30, 2007 were as follows (in thousands):

General and Administrative

Three Months Ended December 28, 2008	Percentage of Net Revenues	Three Months Ended December 30, 2007	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change

$9,548	9%	$8,808	7%	$740	2%
General and administrative expenses for the three months ended December 28, 2008 compared to the three months ended December 30, 2007 increased approximately $0.7 million, or 8%. Approximately $1.8 million and $2.4 million of share-based compensation expense was included in general and administrative costs for the three months ended December 28, 2008 and December 30, 2007, respectively. General and administrative headcount increased to 139 at December 28, 2008 from 131 at December 30, 2007. The increase in general and administrative expenses was primarily due to higher legal, patent and accounting fees incurred of approximately $1.0 million. The increase in general and administrative expenses as a percentage of revenues was primarily due to the relatively fixed amount of such expenses being spread over a lower net revenue base.
Amortization of Other Intangible Assets. Amortization of other intangible assets includes the amortization of intangible assets such as patents, customer relationships, tradenames, and covenants not-to-compete with estimable lives. Our amortization of expense for the three months ended December 28, 2008 and December 30, 2007 were as follows (in thousands):

Amortization of Other Intangible Assets

Three Months Ended December 28, 2008	Percentage of Net Revenues	Three Months Ended December 30, 2007	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change

$1,851	2%	$2,280	2%	$(429)	—

Amortization of other intangible assets for the three months ended December 28, 2008 compared to the three months ended December 30, 2007 decreased approximately $0.4 million, or 19%. The decrease was due primarily to a lower unamortized balance of intangibles at the beginning of the current fiscal quarter.
Nonoperating Income, net. Nonoperating income, net consisted primarily of interest income, interest expense and other non-operating income and expense items. Our nonoperating income, net for the three months ended December 28, 2008 and December 30, 2007 were as follows (in thousands):

Nonoperating Income, net

Three Months Ended December 28, 2008	Percentage of Net Revenues	Three Months Ended December 30, 2007	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change

$1,063	1%	$3,480	3%	$(2,417)	(2)%
Our nonoperating income, net, for the three months ended December 28, 2008 compared to the three months ended December 30, 2007 decreased approximately $2.4 million, or 69%. The net decrease was primarily due to lower interest rates on investments.
Income Taxes. Income taxes for the three months ended December 28, 2008 and December 30, 2007 were as follows (in thousands):

Income Taxes

Three Months Ended December 28, 2008	Percentage of Net Revenues	Three Months Ended December 30, 2007	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change

$761	1%	$11,273	9%	$(10,512)	(8)%
Income taxes for the three months ended December 28, 2008 compared to the three months ended December 30, 2007 decreased approximately $10.5 million, or 93%. Our effective tax rate was approximately 7% for the three months ended December 28, 2008 compared to approximately 39% for the three months ended December 30, 2007. The decrease in the tax rate was primarily due to a reduction in worldwide taxes related to income earned in foreign jurisdictions that have a lower tax rate, the retroactive extension of the Federal Research Credit and other discrete adjustments. The Federal Research Credit had previously expired at the end of calendar 2007. On October 3, 2008, as part of the Emergency Economic Stabilization Act of 2008, the Federal Research Credit was retroactively extended to the end of calendar 2009. As a result, we recognized a tax benefit of approximately $2.5 million related to qualifying research expenditures incurred during the last two quarters of fiscal 2008 and the first quarter of fiscal 2009. This reduction was partially offset by an increase in U.S. income taxes related to cost sharing arrangements. We expect our effective tax rate in fiscal 2009 to be negatively impacted by our global initiatives, however, over time, we anticipate our tax rate will decrease.
Six months ended December 28, 2008, compared to six months ended December 30, 2007
Net Revenues. Net revenues for the first six months of fiscal 2008 ended December 28, 2008, decreased by approximately $27.3 million, or 11%, to approximately $220.4 million compared to approximately $247.7 million for the comparable period of fiscal 2008 ended December 30, 2007.
Net Revenues by Product Line
From a product line perspective, the majority of our net revenues were generated from our HSPs for the six months ended December 28 2008 and December 30, 2007. The following chart details our net revenues by product line for the six months ended December 28, 2008 and December 30, 2007:

	Net Revenues by Product Line
	Six Months		Six Months
	Ended	Percentage	Ended	Percentage
	December 28,	of Net	December 30,	of Net	Increase/	Percentage
(in thousands)	2008	Revenues	2007	Revenues	(Decrease)	Change

Host Server Products	$162,266	74%	$183,203	74%	$(20,937)	(11)%
Embedded Storage Products	57,818	26%	64,071	26%	(6,253)	(10)%
Intelligent Network Products and Other	273	—	418	—	(145)	(35)%

Total net revenues	$220,357	100%	$247,692	100%	$(27,335)	(11)%

Net revenues are impacted by average selling price and units shipped. Average selling price by product line, in particular, will be impacted by the mix of products shipped.
HSP net revenue decreased for the six month period ended December 28, 2008 compared to the six month period ended December 30, 2007 primarily due to a decrease of approximately 11% in average selling price combined with a decrease of approximately 1% in units shipped.
ESP net revenue decreased for the six month period ended December 28, 2008 compared to the six month period ended December 30, 2007 primarily due to decrease in average selling price of approximately 13% combined with a decrease in units shipped of approximately 8%.
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

	Net Revenues by Major Customers
	Direct Revenues		Total Direct and Indirect Revenues (2)
	Six Months	Six Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007

Net revenue percentage (1):
OEM:
EMC	—	—	14%	21%
Hewlett-Packard	17%	14%	17%	15%
IBM	22%	21%	30%	29%
Other:
Info X	—	16%	—	—

(1)	Amounts less than 10% are not presented.

(2)	Customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.
Direct sales to our top five customers accounted for approximately 62% of total net revenues for the six months ended December 28, 2008, compared to approximately 64% for the six months ended December 30, 2007. We expect to be similarly concentrated in the future. Our net revenues from customers can be significantly impacted by changes to our customers’ business and their business models.

Net Revenues by Sales Channel
From a sales channel perspective, net revenues generated from OEM customers were approximately 79% of net revenues and sales through distribution were approximately 21% for the six months ended December 28, 2008, compared to approximately 72% and approximately 28%, respectively, for the six months ended December 30, 2007. Net revenues by sales channel were as follows:

	Net Revenues by Sales Channel
	Six Months		Six Months
	Ended	Percentage	Ended	Percentage
	December 28,	of Net	December 30,	of Net	Increase/	Percentage
(in thousands)	2008	Revenues	2007	Revenues	(Decrease)	Change

OEM	$174,921	79%	$178,879	72%	$(3,958)	(2)%
Distribution	45,291	21%	68,473	28%	(23,182)	(34)%
Other	145	—	340	—	(195)	(57)%

Total net revenues	$220,357	100%	$247,692	100%	$(27,335)	(11)%

We believe that our net revenues are being generated primarily as a result of product certifications and qualifications with our OEM customers, which take products directly and indirectly through distribution and contract manufacturers. We view product certifications and qualifications as an important indicator of future revenue opportunities and growth for the Company. However, product certifications and qualifications do not necessarily ensure continued market acceptance of our products by our OEM customers. It is also very difficult to determine the future impact, if any, of product certifications and qualifications on our revenues. The decrease in distribution net revenues for the six months ended December 28, 2008 compared to the six months ended December 30, 2007 was primarily due to an approximately 36% decrease in HSP net revenues sold through our distribution partners.
Net Revenues by Geographic Territory
For the six month period ended December 28, 2008, United States net revenues decreased by approximately $20.4 million to $81.3 million compared to approximately $101.7 million for the six month ended December 30, 2007. For the six months ended December 28, 2008, international net revenues (Asia Pacific, Europe, Middle East, Africa, and rest of the world) decreased by approximately $7.0 million to $139.1 million compared to approximately $146.0 million for the six months ended December 30, 2007. Our United States and international net revenues based on billed-to location were as follows:

	Net United States and International Revenues
	Six Months		Six Months
	Ended	Percentage	Ended	Percentage
	December 28,	of Net	December 30,	of Net	Increase/	Percentage
(in thousands)	2008	Revenues	2007	Revenues	(Decrease)	Change

United States	$81,298	37%	$101,652	41%	$(20,354)	(20)%
Asia Pacific	60,558	27%	64,311	26%	(3,753)	(5)%
Europe, Middle East, Africa and rest of the world	78,501	36%	81,729	33%	(3,228)	(4)%

Total net revenues	$220,357	100%	$247,692	100%	$(27,335)	(11)%

We believe the decrease in United States net revenues for the six months ended December 28, 2008 compared to the six months ended December 30, 2007 was primarily due to a global economic slowdown that has resulted in decreased spending in general, and in the technology sector specifically. The international net revenues did not decrease as significantly as the United States net revenues for the six months ended December 28, 2008 primarily due to the strength in ESP net revenues during the three months ended September 28, 2008, which are mainly sourced to international locations. However, as we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.

Gross Profit. Gross profit consists of net revenues less cost of sales. Our gross profit for the six months ended December 28, 2008 and December 30, 2007 were as follows (in thousands):

Gross Profit

Six Months Ended December 28, 2008	Percentage of Net Revenues	Six Months Ended December 30, 2007	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change

$135,937	62%	$149,669	60%	$(13,732)	1%
Cost of sales also included approximately $9.5 million and $12.7 million of amortization of technology intangible assets for the six months ended December 28, 2008 and December 30, 2007, respectively. The decrease in amortization of technology intangible assets was primarily due to various core and developed technology intangible assets from prior acquisitions being fully amortized. In addition, approximately $3.1 million of impairment charges were recorded in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144) during the six months ended December 30, 2007. The impairment charge was related to a developed technology intangible asset from the Aarohi Communications, Inc. acquisition in May 2006. The initial value ascribed to this developed technology intangible asset was based primarily on forecasted revenues from products we no longer plan to place into production. We recorded this impairment charge to reduce the carrying value of this developed technology intangible asset to the estimated fair value of zero. Approximately $0.7 million of share-based compensation expense was included in cost of sales for both the six months ended December 28, 2008 and December 30, 2007. We anticipate gross margin will trend down over time as faster growing, lower gross margin products such as mezzanine cards for blade servers and embedded storage products become a bigger portion of our business.
Engineering and Development. Engineering and development expenses consisted primarily of salaries and related expenses for personnel engaged in the design, development, and technical support of our products. These expenses included third-party fees paid to consultants, prototype development expenses, and computer service costs related to supporting computer tools used in the design process. Expenses for the six months ended December 28, 2008 and December 30, 2007 were as follows (in thousands):

Engineering and Development

Six Months Ended December 28, 2008	Percentage of Net Revenues	Six Months Ended December 30, 2007	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change

$65,884	30%	$62,764	25%	$3,120	5%
Engineering and development expenses for the six months ended December 28, 2008 compared to the six months ended December 30, 2007 increased approximately $3.1 million, or 5%. Approximately $5.8 million and $6.0 million of share-based compensation expense was included in engineering and development costs for the six months ended December 28, 2008 and December 30, 2007, respectively. During the six months ended December 28, 2008, we made some organizational changes and as a result, engineering and development headcount decreased slightly to 467 at December 28, 2008 from 482 at December 30, 2007. We incurred approximately $1.4 million in severance and related charges during the six months ended December 28, 2008 as a result of these changes. The remaining increase was primarily due to higher depreciation expense of approximately $0.7 million and increased rent expense. The increase in engineering and development expenses as a percentage of revenues is a result of the relatively fixed amount of these expenses being spread over a lower level of net revenue.
Selling and Marketing. Selling and marketing expenses consisted primarily of salaries, commissions, and related expenses for personnel engaged in the marketing and sales of our products, as well as trade shows, product literature, promotional support costs, and other advertising related costs. Our selling and marketing expense for the six months ended December 28, 2008 and December 30, 2007 were as follows (in thousands):

Selling and Marketing

Six Months Ended December 28, 2008	Percentage of Net Revenues	Six Months Ended December 30, 2007	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change

$27,786	13%	$26,644	11%	$1,142	2%

Selling and marketing expenses for the six months ended December 28, 2008 compared to the six months ended December 30, 2007 increased approximately $1.1 million, or 4%. Approximately $2.0 million and $2.9 million of share-based compensation expense was included in selling and marketing costs for the six months ended December 28, 2008 and December 30, 2007, respectively. Selling and marketing headcount decreased slightly to 135 at December 28, 2008 from 138 at December 30, 2007. As part of the organizational changes, we incurred approximately $1.0 million in severance and related charges during the six months ended December 28, 2008. The remaining incremental increase in expenses during the current period was primarily related to increases in rent expenses of approximately $0.6 million and outside services of approximately $0.3 million. We will continue to closely manage and target advertising, market promotions, and heighten brand awareness of our new and existing products in an effort to provide overall revenue growth.
General and Administrative. Ongoing general and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees, and other corporate expenses. Our general and administrative expense for the six months ended December 28, 2007 and December 30, 2007 were as follows (in thousands):

General and Administrative

Six Months Ended December 28, 2008	Percentage of Net Revenues	Six Months Ended December 30, 2007	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change

$18,964	9%	$17,377	7%	$1,587	2%
General and administrative expenses for the six months ended December 28, 2008 compared to the six months ended December 30, 2007 increased approximately $1.6 million, or 9%. Approximately $4.1 million and $4.5 million of share-based compensation expense was included in general and administrative costs for the six months ended December 28, 2008 and December 30, 2007, respectively. General and administrative headcount increased slightly to 139 at December 28, 2008 from 131 at December 30, 2007. The increase in general and administrative expenses was primarily due to higher legal, patent and accounting fees of approximately $1.7 million.
Amortization of Other Intangible Assets. Amortization of other intangible assets includes the amortization of intangible assets such as patents, customer relationships, tradenames, and covenants not-to-compete with estimable lives. Our amortization of expense for the six months ended December 28, 2008 and December 30, 2007 were as follows (in thousands):

Amortization of Other Intangible Assets

Six Months Ended December 28, 2008	Percentage of Net Revenues	Six Months Ended December 30, 2007	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change

$3,938	2%	$4,918	2%	$(980)	—
Amortization of other intangible assets for the six months ended December 28, 2008 compared to the six months ended December 30, 2007 decreased approximately $1.0 million, or 20%. The decrease was due primarily to a lower unamortized balance of intangible assets at the beginning of the current fiscal year.
Nonoperating Income, net. Nonoperating income, net consisted primarily of interest income, interest expense and other non-operating income and expense items. Our nonoperating income, net for the six months ended December 28, 2008 and December 30, 2007 were as follows (in thousands):

Nonoperating Income, net

Six Months Ended December 28, 2008	Percentage of Net Revenues	Six Months Ended December 30, 2007	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change

$3,234	1%	$6,846	3%	$(3,612)	(1)%
Our nonoperating income, net, for the six months ended December 28, 2008 compared to the six months ended December 30, 2007 decreased approximately $3.6 million, or 53%. The decrease was due primarily to lower interest rates on investments.

Income Taxes. Income taxes for the six months ended December 28, 2008 and December 30, 2007 were as follows (in thousands):

Income Taxes

Six Months Ended December 28, 2008	Percentage of Net Revenues	Six Months Ended December 30, 2007	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change

$4,581	2%	$16,997	7%	$(12,416)	(5)%
Income taxes for the six months ended December 28, 2008 compared to the six months ended December 30, 2007 decreased approximately $12.4 million, or 73%. Our effective tax rate was approximately 20% for the six months ended December 28, 2008 compared to approximately 38% for the six months ended December 30, 2007. The decrease in the tax rate was primarily due to a reduction in worldwide taxes related to income earned in foreign jurisdictions that have a lower tax rate, the retroactive extension of the Federal Research Credit and other discrete adjustments. The Federal Research Credit had previously expired at the end of calendar 2007. On October 3, 2008, as part of the Emergency Economic Stabilization Act of 2008, the Federal Research Credit was retroactively extended to the end of calendar 2009. As a result, we recognized a tax benefit of approximately $2.5 million related to qualifying expenditures incurred during the last two quarters of fiscal 2008 and the first quarter of fiscal 2009. This reduction was partially offset by an increase in U.S. income taxes related to cost sharing arrangements. We expect our effective tax rate in fiscal 2009 to be negatively impacted by our global initiatives, however, over time, we anticipate our tax rate will decrease.
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
Intangible Assets and Other Long-Lived Assets. Intangible assets resulting from acquisitions are carried at cost less accumulated amortization and impairment charges, if any. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets, ranging from four to seven years. Furthermore, we assess whether our long-lived assets including intangible assets, should be tested for recoverability periodically and whenever events or circumstances indicate that their carrying value may not be recoverable. The amount of impairment, if any, is measured based on fair value, which is determined using projected discounted future operating cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.
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

Stock-Based Compensation. We account for our stock-based awards to employees and non-employees using the fair value method as required by SFAS No. 123R, “Share-Based Payment.” We used the modified prospective transition method when we adopted SFAS No. 123R in fiscal year 2006 which provides for only the current and future period stock-based awards to be measured and recognized at fair value. Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. The fair value of each unvested stock award or unvested stock unit is determined based on the closing price of our common stock at grant date. For stock options, the measurement of stock-based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk free interest rate, and award forfeiture rate. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. If there is a difference between the forfeiture assumptions used in determining stock-based compensation costs and the actual forfeitures, which become known over time, we may change the input factors used in determining stock-based compensation costs. These changes may materially impact our results of operations in the period such changes are made. See Note 8 in the accompanying notes to condensed consolidated financial statements contained elsewhere herein for additional information and related disclosures.
Recently Adopted Accounting Standards
See Note 1 of Notes to Condensed Consolidated Financial Statements for a description of the recently adopted accounting standards.
Recently Issued Accounting Standards
See Note 1 of Notes to Condensed Consolidated Financial Statements for a description of the recently issued accounting standards we have not yet adopted.
Liquidity and Capital Resources
At December 28, 2008, we had approximately $364.6 million in working capital and approximately $285.2 million in cash and cash equivalents and current investments. At June 29, 2008, we had approximately $369.4 million in working capital and approximately $350.2 million in cash and cash equivalents and current investments. We maintain an investment portfolio of various security holdings, types, and maturities. We invest in instruments that meet credit quality standards in accordance with our investment guidelines. We limit our exposure to any one issuer or type of investment with the exception of U.S. Government issued or U.S. Government sponsored entity securities. Our investments were virtually all U.S. Government issued or U.S. Government sponsored entity securities as of December 28, 2008. We do not hold any auction rate securities or direct investments in mortgage-backed securities as of December 28, 2008. We have primarily funded our cash needs from continuing operations. As part of our global initiatives, we currently plan to continue our strategic investment in research and development, sales and marketing, capital equipment, and facilities. We may also consider future acquisitions in order to achieve our goals.
In addition, in December 2006, we announced our Board of Directors had authorized the repurchase of up to $150.0 million of our outstanding common stock over the next two years. In early August 2008, our Board of Directors approved approximately $39.9 million of common stock repurchases, which was the remaining amount available under the December 2006 plan. During the three months ended September 28, 2008, we repurchased approximately 2.9 million shares of our common stock for an aggregate purchase price of approximately $39.9 million or an average of $13.81 per share so the December 2006 plan is fully utilized. In early August 2008, our Board of Directors authorized a new plan to repurchase up to $100.0 million of our outstanding common stock. Through December 28, 2008, no repurchases were made under this plan.
We believe that our existing cash and cash equivalents, current investments, and anticipated cash flows from operating activities will be sufficient to support our working capital needs and capital expenditure requirements for at least the next 12 months. We currently do not have any outstanding lines of credit or other borrowings.

Cash used in operating activities during the six months ended December 28, 2008 was approximately $10.7 million compared to cash provided by operating activities during the six months ended December 30, 2007 of approximately $83.3 million. The net decrease in cash provided by operations was primarily due to payments of income taxes of approximately $60.9 million, lower accounts payable of approximately $9.9 million, and lower net income for the six months ended December 28, 2008. In addition, we expect to make a significant intercompany royalty payment or prepayment as part of our global initiatives during fiscal 2009, which is expected to result in an incremental tax payment of approximately $24.3 million. See Global Initiatives in Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.
Cash provided by investing activities during the six months ended December 28, 2008 was approximately $63.3 million compared to cash provided by investing activities during the three months ended December 30, 2007 of approximately $6.8 million. The current period increase in cash from investing activities was primarily due to maturities of investments which were reinvested in shorter term investments classified as cash equivalents. We anticipate continued investment in property and equipment expenditures in the future as we continue to implement our global initiatives and grow our company.
Cash used in financing activities for the six months ended December 28, 2008 was approximately $38.3 million compared to cash used of approximately $33.9 million for the six months ended December 30, 2007. The current period usage of cash was primarily due to the purchase of treasury stock of approximately $39.9 million partially offset by cash received from the issuances of common stock under stock plans of approximately $3.9 million. The lower proceeds from issuance of common stock under stock plans was primarily due to the decrease in our stock price resulting in lower number of stock options exercised during the six months ended December 28, 2008.
We have disclosed outstanding legal proceedings in Note 6 to our condensed consolidated financial statements. Currently, we believe the final resolution of outstanding litigation will not have a material adverse effect on the Company’s liquidity or capital resources.
The following summarizes our contractual obligations as of December 28, 2008, and the effect such obligations are expected to have on our liquidity in future periods:

	Payments Due by Period
	Total	2009	2010	2011	2012	2013	Thereafter
	(In thousands)
Leases (1)	$20,272	$2,866	$6,063	$5,915	$3,843	$1,585	—
Purchase commitments (2)	31,325	29,574	1,167	584	—	—	—
Other commitments (3)	7,702	5,438	1,254	1,006	4	—	—

Total	$59,299	$37,878	$8,484	$7,505	$3,847	$1,585	$—

(1)	Lease payments include common area maintenance (CAM) charges.

(2)	Consists primarily of commitments to purchase inventory.

(3)	Consists primarily of commitments to purchase non-recurring engineering services but excludes approximately $35.3 million of unrecognized tax benefits under FIN 48 for which we cannot make a reasonably reliable estimate of the period of payment. See Note 9 to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our cash and cash equivalents are not subject to significant interest rate risk due to their short terms to maturity. As of December 28, 2008, the carrying value of our cash and cash equivalents approximated fair value.
As of December 28, 2008, our investment portfolio consisted primarily of fixed income securities of approximately $54.0 million. We have the positive intent and ability to hold these securities to maturity. We did not hold any auction rate securities or direct investments in mortgage-backed securities as of December 28, 2008.
The fair market value of our investment portfolio is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of December 28, 2008, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows. However, if interest rates decreased and securities within our portfolio were re-invested in securities with lower interest rates, interest income would decrease in the future.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended December 28, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Litigation
On November 15, 2001, prior to the Company’s acquisition of Vixel Corporation, a securities class action was filed in the United States District Court in the Southern District of New York as Case No. 01 CIV. 10053 (SAS), Master File No. 21 MC92 (SAS) against Vixel and two of its officers and directors (one of which is James M. McCluney, the Company’s current Chief Executive Officer and President) and certain underwriters who participated in the Vixel initial public offering in late 1999. The amended complaint alleges violations under Section 10(b) of the Exchange Act and Section 11 of the Securities Act and seeks unspecified damages on behalf of persons who purchased Vixel stock during the period October 1, 1999 through December 6, 2000. In October 2002, the parties agreed to toll the statute of limitations with respect to Vixel’s officers and directors until September 30, 2003, and on the basis of this agreement, Vixel’s officers and directors were dismissed from the lawsuit without prejudice. During June 2003, Vixel and the other issuer defendants in the action reached a tentative settlement with the plaintiffs that would, among other things, result in the dismissal with prejudice of all claims against the defendants and their officers and directors. In connection with the possible settlement, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements so that they would not expire prior to any settlement being finalized. Although Vixel approved this settlement proposal in principle, it remained subject to a number of procedural conditions, as well as formal approval by the court. On August 31, 2005, a Preliminary Order In Connection With Settlement Proceedings was issued by the court which among other items, set a date for a Settlement Fairness Hearing held on April 24, 2006, and the form of notice to the Settlement Classes of the Issuers’ Settlement Stipulation. In December 2005, the settlement notices authorized by the court were sent to former Vixel stockholders and the web site www.iposecuritieslitigation.com was created for claimants, as well as a March 24, 2006 objection deadline. At the Settlement Fairness Hearing held on April 24, 2006, the court raised the following primary issues: (1) the (possible) change in value of the settlement since preliminary approval, and whether the benefits of the settlement should be evaluated at the time of approval or at the time of negotiation; (2) how the class certification argument before the Second Circuit Court of Appeals could or would affect the fairness of the settlement; (3) how to evaluate the intangible benefits of the settlement to the class members; and (4) how to value the $1 billion guarantee (for the consolidated litigation involving Vixel and 297 other Issuers) by insurers in the stipulation and agreement of settlement in light of the underwriters’ potential future settlements. The Court did not rule on April 24, 2006 on the motion for final approval or objections. On June 6, 2006, the Second Circuit Court of Appeals held oral arguments on the appeal by the underwriters of Judge Scheindlin’s class certification decision. On or about July 17, 2006, Emulex assigned to the class action plaintiffs any IPO claims that Emulex (Vixel) had against RBC Dain Rauscher in the IPO litigation, as required by the settlement agreement. On December 5, 2006, the Second Circuit Court of Appeals issued a decision reversing Judge Scheindlin’s class certification decision. On December 14, 2006, Judge Scheindlin issued an order to stay all proceedings pending a decision from the Second Circuit on whether it will hear further argument. On about January 6, 2007, Emulex assigned to the class action plaintiffs any IPO claims that Emulex (Vixel) had against The Bear Stearns Companies Inc. and Bear Stearns & Co. Inc. in the IPO litigation, as required by the settlement agreement. On April 6, 2007, the Second Circuit denied the plaintiffs’ petition for rehearing of the decision denying class certification. During April 2007, counsel for Emulex and other Issuers informed Judge Scheindlin that, in light of the Second Circuit opinion, the settlement agreement could not be approved because the defined settlement class, like the litigation class, did not meet the Second Circuit requirements for certification. Judge Scheindlin held a conference on May 30, 2007 to consider issues relating to the class definitions, the statute of limitations, settlement, and discovery. On June 25, 2007, Judge Scheindlin signed a Stipulation and Order submitted by the parties which terminated the June 10, 2004 Stipulation and Agreement of Settlement with Defendant Issuers and Individuals. On June 26, 2007, a document production request from the plaintiffs to all 298 issuers (including Vixel) was received, covering documents from each issuer’s inception through December 31, 2001. In September 2007, due to the expiration of the tolling agreements, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements until August 27, 2010. On November 15, 2007, the issuers and their respective insurers entered into an Insurers-Insureds Agreement (replacing an earlier agreement), which provides for the insurers to pay for certain defense costs under applicable issuer insurance policies. On December 21, 2007, issuer defendants filed an opposition to plaintiffs’ motion for class certification of certain focus cases. On March 26, 2008, defendants’ motion to dismiss was denied except to certain claims by plaintiffs who did not suffer damages or whose claims were time barred. On Oct. 10, 2008, Judge Scheindlin signed an order granting the plaintiffs’ request to withdraw the class certification motion in the six focus cases (Emulex/Vixel is not in a focus case).
On January 27, 2009, a patent infringement lawsuit was filed in the United States District Court in the Central District of California as Case No. CV09-00605 R (JWJx) against Emulex by Microprocessor Enhancement Corporation and Michael H. Branigin. The complaint alleges infringement of U.S. Patent No. 5,471,593, and seeks a judgment for damages, injunctive relief, and an award of attorneys’ fees and costs.
In addition to the ongoing litigation discussed above, we are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of the outstanding matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.
Item 1A. Risk Factors
Recent disruptions in world credit and equity markets has resulted in a downturn in information technology spending in general, or spending on computer and storage systems in particular, that will adversely affect our revenues and results of operations in the near term and possibly beyond.
The demand for our network storage products has been driven by the demand for high performance storage networking products and solutions that support enterprise computing applications, including on-line transaction processing, data mining, data warehousing, multimedia, and Internet applications. Recent disruptions in world credit and equity markets as well as the related failures of several large financial institutions have resulted in a global downturn in spending on information technology. If the downturn in the economy results in a significant downturn in demand for such products, solutions, and applications, it will adversely affect our business, results of operations, and financial condition in the near term and possibly beyond. The adverse effects of any sustained downturn in information technology spending on our operating results may be exacerbated by our research and development investments, strategic investments and merger and acquisition activity, as well as customer service and support, which are expected to continue despite any such downturn.

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
     The size of our potential market is largely dependent on the overall demand for storage in general and in particular upon the broadening acceptance of our storage networking technologies. We believe that our investment in multi protocol solutions that address the high performance needs of the storage networking market provides the greatest opportunity for our revenue growth and profitability for the future. However, the market for storage networking products may not gain broader acceptance and customers may choose alternative technologies that we are not investing in, and/or products supplied by other companies. Interest continues for other storage networking technologies such as Internet Small Computer Systems Interface (iSCSI), which may satisfy some I/O connectivity requirements through standard Ethernet adapters and software at little to no incremental cost to end users, or through iSCSI Host Bus Adapters (HBAs) that provide bundled offload engine hardware and software. Such iSCSI solutions compete with our Host Server Products, particularly in the low end of the market. We have also announced plans to provide Fibre Channel over Ethernet (FCoE) protocol products to the same OEM customers who purchase Fibre Channel HBAs and mezzanine cards from us which may impact our revenues. In addition, other technologies such as port bypass circuits (PBCs) and serial attached SCSI (SAS) compete with our embedded storage products today, and we may not be able to develop products fast enough or at a sufficiently low cost to compete in this market. Furthermore, since our products are sold as parts of integrated systems, demand for our products is driven by the demand for these integrated systems, including other companies’ complementary products. A lack of demand for the integrated systems or a lack of complementary products required for these integrated systems to be deployed could have a material adverse effect on our business, results of operations, and financial condition. If the storage networking market does not grow, or grows more slowly than we anticipate, attracts more competitors than we expect, as discussed below, or if our products do not achieve continued market acceptance, our business, results of operations, and financial condition could be materially adversely affected.
Because a significant portion of our revenues is generated from sales to a limited number of customers, none of which are the subject of exclusive or long-term contracts, the loss of one or more of these customers, or our customers’ failure to make timely payments to us, could adversely affect our business.
     We rely almost exclusively on OEMs and sales through distribution channels for our revenue. For the three and six months ended December 28, 2008, we derived approximately 80% and 79% of our net revenues from sales to OEM customers and approximately 20% and 21% from sales through distribution, respectively. Furthermore, as some of our sales through distribution channels consist of OEM products, OEM customers effectively generated approximately 92% and 91% of our revenue for the three and six months ended December 28, 2008, respectively. Moreover, direct sales to our top five customers accounted for approximately 63% and 62% of total net revenues for the three and six months ended December 28, 2008, respectively. We may be unable to retain our current OEM and distributor customers or to recruit additional or replacement customers.

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
We have experienced losses in our history and may experience losses in our future that may adversely affect our financial condition.
     We have experienced losses in our history caused by a downturn in the economy or losses caused by an impairment of long-lived assets and/or goodwill. Further, given the current economic environment and its impact on our business, there is a greater risk that an impairment of long-lived assets or goodwill may occur in the future. To the extent that we are unable to generate positive operating profits or positive cash flow from operations, our financial condition may be materially adversely affected.

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
     For the three and six months ended December 28, 2008, sales in the United States accounted for approximately 38% and 37% our total net revenues, sales in Asia Pacific accounted for approximately 26% and 27%, and sales in Europe, Middle East, Africa, and the rest of the world accounted for approximately 36% of our total net revenues, based on billed-to address, respectively. We expect that our sales will be similarly distributed for the foreseeable future. However, because we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our sales may not be reflective of the geographic mix of end-user demand or installations. All of our sales are currently denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. In addition, an increasing amount of our expenses will be incurred in currencies other than U.S. dollars and as a result, we will be required from time to time to convert currencies to meet our obligations. Additionally, our suppliers are increasingly located outside the U.S., and a significant portion of our products is produced at our EMS providers’ production facilities in Mexico, Thailand, and Malaysia. Furthermore, in connection with the reorganization of our international subsidiaries, we established a company in Ireland, and a significant portion of our sales and operations will now also occur in countries outside of the U.S. As a result, we are subject to the risks inherent in international operations. Our international business activities could be affected, limited or disrupted by a variety of factors, including, but not limited to:
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
     The stock market in general and the stock prices in technology based companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. For example, during calendar year 2008, the closing sales price of our common stock ranged from a low of $6.23 per share to a high of $16.83 per share. Factors that could have a significant impact on the market price of our stock include, but are not limited to, the following:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 5, 2006, we announced that our Board of Directors had authorized the repurchase of up to $150.0 million of our outstanding common stock over the next two years. In early August 2008, our Board of Directors approved approximately $39.9 million of common stock repurchases, the remaining amount available under the December 2006 plan, which were completed in the first quarter of fiscal 2009.
In early August 2008, our Board of Directors authorized a new plan to repurchase up to $100.0 million of our outstanding common stock. Through December 28, 2008, no repurchases were made under this plan. We may repurchase shares from time-to-time in open market purchases or privately negotiated transactions. The share repurchases will be financed by available cash balances and cash from operations.
There were no sales of unregistered securities for the three months ended December 28, 2008.
Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
	Total Number	Average	Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased under the
Period	Purchased	per Share	Or Programs	Plans or Programs
September 29, 2008 — October 26, 2008	—	—	—	$100,000,000
October 27, 2008 — November 23, 2008	—	—	—	$100,000,000
November 24, 2008 — December 28, 2008	—	—	—	$100,000,000

Total	—	—	—	$100,000,000

Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of stockholders of the Company was held on November 19, 2008. There were 82,117,029 shares of the Company’s common stock issued, outstanding and entitled to vote at the meeting as of September 22, 2008, the record date. Proxies representing 74,160,914 common shares were received and tabulated. Six proposals were voted on at this meeting. First, the following members were elected to the Company’s Board of Directors to hold office for the ensuing year:

Nominee	In Favor	Withheld
Fred B. Cox	70,544,561	3,616,353
Michael P. Downey	70,700,694	3,460,220
Bruce C. Edwards	69,868,381	4,292,533
Paul F. Folino	70,536,210	3,624,704
Robert H. Goon	70,680,184	3,480,730
Don M. Lyle	69,004,592	5,156,322
James M. McCluney	70,687,405	3,473,509
Dean A. Yoost	71,565,098	2,595,816
The second proposal submitted to the stockholders of the Company was to authorize an exchange of certain outstanding employee stock options for a smaller number of restricted stock units which includes an amendment to Emulex’s 2005 Equity Incentive Plan to provide that, in the event participation in the program does not result in at least 2,000,000 available shares under the Plan, the number of shares of common stock reserved for issuance under the Plan will be increased so that the net available shares under the Plan equals 2,000,000 shares. The proposal was approved with the following votes:

For	56,306,366
Against	8,060,668
Abstain	54,615
Broker non-votes	9,739,265

The third proposal submitted to the stockholders of the Company was to ratify and approve solely in the event that the stockholders do not approve Proposal 2 (the exchange of certain outstanding options for restricted stock units), an amendment to Emulex’s 2005 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance thereunder by 2,000,000 shares. The proposal was not approved with the following votes:

For	23,815,999
Against	40,547,842
Abstain	57,808
Broker non-votes	9,739,265
The fourth proposal submitted to the stockholders of the Company was to ratify and approve Emulex’s amended and restated 2005 Equity Incentive Plan, including amendments to (i) allow awards to be granted to non-employee consultants and advisors who are not employees of Emulex, (ii) clarify that awards of restricted stock units are permitted under the Plan; and (iii) amend the maximum term of the awards from six years to ten years. The proposal was approved with the following votes:

For	58,407,944
Against	5,929,606
Abstain	84,099
Broker non-votes	9,739,265
The fifth proposal submitted to the stockholders of the Company was to ratify and approve Emulex’s amended and restated Employee Stock Purchase Plan, including amendments to (i) increase the number of shares of common stock reserved for issuance thereunder by 1,500,000 shares and (ii) extend the termination date of the plan to October 23, 2015. The proposal was approved with the following votes:

For	62,607,990
Against	1,753,489
Abstain	60,170
Broker non-votes	9,739,265
The sixth proposal submitted to the stockholders of the Company was to ratify the selection of KPMG LLP as the Company’s independent registered public accounting firm for fiscal year 2009. This proposal was approved with the following votes:

For	72,919,891
Against	1,121,936
Abstain	119,087
Broker non-votes	—

Item 6. Exhibits

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit 3.3	Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2009).

Exhibit 3.4	Amended and Restated Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of Emulex Corporation, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 16, 2009.

Exhibit 4.1	Rights Agreement, dated as of January 15, 2009, with Mellon Investor Services LLC, as rights agent, which includes as Exhibit B the Form of Rights Certificate, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 16, 2009.

10.1	Emulex Corporation 2005 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to Emulex Corporation’s proxy statement on Schedule 14A for the 2008 annual meeting of its stockholders filed with the Securities and Exchange Commission on October 14, 2008).

10.2	Emulex Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix B to Emulex Corporation’s proxy statement on Schedule 14A for the 2008 annual meeting of its stockholders filed with the Securities and Exchange Commission on October 14, 2008).

10.3	Form of Notice of Grant of Restricted Stock Unit under the Amended and Restated 2005 Equity Incentive Plan.

10.4	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2005 Equity Incentive Plan.

10.5	Form of Appendix to the Restricted Stock Award Agreement, Restricted Stock Unit Award Agreement, and Nonqualified Stock Options Agreement for Change in Control Retention Plan Participants or Employees Covered by a Key Employee Retention Agreement under the Amended and Restated 2005 Equity Incentive Plan.

10.6	Form of Restricted Stock Unit Award Agreement for Non-U.S. Grantees under the Amended and Restated 2005 Equity Incentive Plan.

10.7	Form of Appendix to Restricted Stock Unit Award Agreement for Non-U.S. Grantees under the Amended and Restated 2005 Equity Incentive Plan.

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: January 30, 2009

EMULEX CORPORATION
By:	/s/ James M. McCluney
James M. McCluney
Chief Executive Officer and President

By:	/s/ Michael J. Rockenbach
Michael J. Rockenbach
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit 3.3	Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2009).

Exhibit 3.4	Amended and Restated Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of Emulex Corporation, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 16, 2009.

Exhibit 4.1	Rights Agreement, dated as of January 15, 2009, with Mellon Investor Services LLC, as rights agent, which includes as Exhibit B the Form of Rights Certificate, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 16, 2009.

Exhibit 10.1	Emulex Corporation 2005 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to Emulex Corporation’s proxy statement on Schedule 14A for the 2008 annual meeting of its stockholders filed with the Securities and Exchange Commission on October 14, 2008).

Exhibit 10.2	Emulex Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix B to Emulex Corporation’s proxy statement on Schedule 14A for the 2008 annual meeting of its stockholders filed with the Securities and Exchange Commission on October 14, 2008).

Exhibit 10.3	Form of Notice of Grant of Restricted Stock Unit under the Amended and Restated 2005 Equity Incentive Plan.

Exhibit 10.4	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2005 Equity Incentive Plan.

Exhibit 10.5	Form of Appendix to the Restricted Stock Award Agreement, Restricted Stock Unit Award Agreement, and Nonqualified Stock Options Agreement for Change in Control Retention Plan Participants or Employees Covered by a Key Employee Retention Agreement under the Amended and Restated 2005 Equity Incentive Plan.

Exhibit 10.6	Form of Restricted Stock Unit Award Agreement for Non-U.S. Grantees under the Amended and Restated 2005 Equity Incentive Plan.

Exhibit 10.7	Form of Appendix to Restricted Stock Unit Award Agreement for Non-U.S. Grantees under the Amended and Restated 2005 Equity Incentive Plan.

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.