Form 10-Q
period 2009-03-29
EMULEX CORP /DE/
filed 2009-04-29
CIK 350917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 29, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☑	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 22, 2009, the registrant had 82,615,931 shares of common stock outstanding.

EMULEX CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	March 29,	June 29,
	2009	2008
Assets

Current assets:
Cash and cash equivalents	$276,564	$217,017
Investments	26,142	133,182
Accounts and other receivables, net of allowance for doubtful accounts of $1,601 and $1,753 as of March 29, 2009 and June 29, 2008, respectively	49,408	61,634
Inventories	9,897	19,336
Prepaid income taxes	12,432	26
Other prepaid expenses	6,052	5,079
Deferred income taxes	17,430	20,773

Total current assets	397,925	457,047

Property and equipment, net	76,390	73,580
Investments	—	150
Note receivable	15,021	—
Goodwill	87,840	87,843
Intangible assets, net	48,447	67,299
Deferred income taxes	14,288	5,481
Other assets	8,674	7,656

Total assets	$648,585	$699,056

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$18,086	$23,714
Accrued liabilities	28,016	26,363
Income taxes payable	—	37,528

Total current liabilities	46,102	87,605

Other liabilities	4,353	3,633
Accrued taxes	29,774	31,979

Total liabilities	80,229	123,217

Commitments and contingencies (Note 7)

Subsequent event (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	—	—
Common stock, $0.10 par value; 240,000,000 shares authorized; 89,145,438 and 88,113,322 issued at March 29, 2009 and June 29, 2008, respectively	8,915	8,811
Additional paid-in capital	1,101,741	1,080,722
Accumulated deficit	(391,561)	(403,614)
Accumulated other comprehensive (loss) income	(739)	7
Treasury stock, at cost; 8,550,971 and 5,660,337 shares at March 29, 2009 and June 29, 2008, respectively	(150,000)	(110,087)

Total stockholders’ equity	568,356	575,839

Total liabilities and stockholders’ equity	$648,585	$699,056

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 29,	March 30,	March 29,	March 30,
	2009	2008	2009	2008
Net revenues	$78,568	$127,846	$298,925	$375,538
Cost of sales	31,766	47,817	116,186	145,840

Gross profit	46,802	80,029	182,739	229,698

Operating expenses:
Engineering and development	33,409	33,031	99,293	95,795
Selling and marketing	13,775	15,613	41,561	42,257
General and administrative	7,324	9,657	26,288	27,034
Amortization of other intangible assets	699	2,253	4,637	7,171

Total operating expenses	55,207	60,554	171,779	172,257

Operating (loss) income	(8,405)	19,475	10,960	57,441

Nonoperating income, net:
Interest income	613	2,858	3,686	9,654
Interest expense	7	(14)	(29)	(25)
Other income, net	168	8	365	69

Total nonoperating income, net	788	2,852	4,022	9,698

(Loss) income before income taxes	(7,617)	22,327	14,982	67,139

Income tax (benefit) provision	(1,652)	6,806	2,929	23,803

Net (loss) income	$(5,965)	$15,521	$12,053	$43,336

Net (loss) income per share:
Basic	$(0.07)	$0.19	$0.15	$0.53

Diluted	$(0.07)	$0.19	$0.15	$0.52

Number of shares used in per share computations:
Basic	80,541	82,119	80,444	82,152

Diluted	80,541	83,712	82,004	84,103

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended
	March 29,	March 30,
	2009	2008
Cash flows from operating activities:
Net income	$12,053	$43,336
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	16,874	14,049
Share-based compensation expense	17,935	21,122
Amortization of intangible assets	18,828	25,482
Impairment of intangible assets	—	3,097
Accrued interest income, net	895	—
(Gain) loss on disposal of property and equipment	(91)	116
Deferred income taxes	(3,431)	(5,864)
Excess tax benefit from share-based compensation	(190)	(1,252)
Foreign currency adjustments	(161)	(75)
Changes in assets and liabilities:
Accounts and other receivables	12,207	62
Inventories	9,392	13,231
Prepaid expenses and other assets	(626)	(7,108)
Accounts payable, accrued liabilities, and other liabilities	(4,345)	(126)
Accrued taxes	(2,205)	573
Income taxes payable and prepaid income taxes	(50,669)	8,469

Net cash provided by operating activities	26,466	115,112

Cash flows from investing activities:
Net proceeds from sale of property and equipment	55	20
Additions to property and equipment	(19,183)	(18,538)
Investment in privately-held company	(947)	(2,500)
Purchases of investments	(97,715)	(687,706)
Maturities of investments	204,010	730,388
Issuance of note receivable	(15,000)	—

Net cash provided by investing activities	71,220	21,664

Cash flows from financing activities:
Repurchase of common stock	(39,913)	(40,000)
Tax withholding payments reimbursed by common stock	(2,436)	(2,338)
Proceeds from issuance of common stock under stock plans	4,150	7,731
Excess tax benefit from share-based compensation expense	190	1,252

Net cash used in financing activities	(38,009)	(33,355)

Effect of exchange rates on cash and cash equivalents	(130)	(9)

Net increase in cash and cash equivalents	59,547	103,412
Cash and cash equivalents at beginning of period	217,017	69,036

Cash and cash equivalents at end of period	$276,564	$172,448

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Basis of Presentation
In the opinion of management of Emulex Corporation (Emulex or the Company), the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows. Interim results for the three and nine months ended March 29, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending June 28, 2009. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2008.
Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation.
Supplemental Cash Flow Information

	Nine Months Ended
	March 29,	March 30,
	2009	2008
	(in thousands)
Cash paid during the period for:
Interest	$9	$25
Income taxes	$60,999	$25,360

Non-cash activities:
Additional goodwill resulting from escrow release as required by the Sierra Logic, Inc. acquisition agreement	$—	$12,138
Purchases of property and equipment not paid, net	$1,163	$78
Recently Adopted Accounting Standards
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. In February 2008, the FASB issued FASB Staff Position (FSP) FAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” Collectively, the FSPs defer the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually, and amend the scope of SFAS No. 157. The Company has adopted SFAS No. 157 except for those items specifically deferred under FSP FAS 157-2 and is currently assessing the financial statement impact of the full adoption of SFAS No. 157.
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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (ARB) No. 51,” which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. SFAS No. 160 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2008, which is the Company’s fiscal year beginning June 29, 2009, and will impact the accounting for and presentation of noncontrolling interests after the effective date.
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
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the guidance about estimating the useful lives of recognized intangible assets and requires additional disclosures related to renewing or extending the terms of recognized intangible assets under SFAS 142. FSP FAS 142-3 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008, which is the Company’s fiscal year beginning June 29, 2009. The Company is in the process of studying the potential financial statement impact of adopting FSP FAS 142-3.
In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 requires issuers of convertible debt that may be settled wholly or partly in cash upon conversion to account for the debt and equity components separately. The FSP is effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2008, which is the Company’s fiscal year beginning June 29, 2009 and must be applied retrospectively to all periods presented. The Company is in the process of studying the potential financial statement impact of adopting FSP APB 14-1.
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of SFAS 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2008, which is the Company’s fiscal year beginning June 29, 2009. All prior-period EPS data presented must be adjusted retrospectively to conform to the provisions of this FSP. The Company is in the process of studying the potential financial statement impact of FSP EITF 03-6-1.

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
In April 2009, the FASB issued three related FSPs: (i) FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (ii) FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, and (iii) FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which will be effective for interim and annual periods ending after June 15, 2009, which is the Company’s fiscal year and quarter ending June 28, 2009. FSP FAS 157-4 provides guidance on determining the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. A significant decrease in the volume and level of activity for the asset or liability is an indication that transactions or quoted prices may not be determinative of fair value because in such market conditions there may be increased instances of transactions that are not orderly. In those circumstances, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with SFAS 157. FSP FAS 115-2 and FAS 124-2 modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP FAS 107 and APB 28-1 enhances the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The Company is in the process of studying the potential financial statement impact of adopting these FSPs.
In April 2009, the FASB issued FSP FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which amends the provisions in SFAS 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP FAS 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is the Company’s fiscal year beginning June 29, 2009, and will impact the accounting for any business combinations entered into after the effective date.

2. Investments
At March 29, 2009, the Company had approximately $26.1 million in investments. Pursuant to SFAS No. 157, the fair value of the investments is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.
The Company’s portfolio of held-to-maturity investments consists of the following:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
March 29, 2009
Municipal bonds	$152	$2	$—	$154
U.S. Government securities	12,200	32	—	12,232
U.S. Government sponsored entity securities	13,790	59	—	13,849

	$26,142	$93	$—	$26,235

June 29, 2008
Municipal bonds	$4,626	$18	$—	$4,644
U.S. Government securities	29,250	2	—	29,252
U.S. Government sponsored entity securities	90,528	19	—	90,547
Corporate bonds	8,928	13	—	8,941

	$133,332	$52	$—	$133,384

Investments at March 29, 2009 and June 29, 2008, were classified as shown below:

	March 29,	June 29,
	2009	2008
	(in thousands)
Short-term investments (maturities less than one year)	$26,142	$133,182
Long-term investments (maturities of one to five years)	—	150

	$26,142	$133,332

3. Inventories
Inventories are summarized as follows:

	March 29,	June 29,
	2009	2008
	(in thousands)
Raw materials	$3,906	$4,090
Finished goods	5,991	15,246

	$9,897	$19,336

4. Note Receivable
Note receivable includes principal and accrued interest on a $15.0 million loan. The note receivable bears simple interest at 5.0% per annum. Principal and accrued interest is due at the earlier of certain defined events or June 30, 2010.

Note receivable at March 29, 2009 and June 29, 2008 consists of the following:

	March 29,	June 29,
	2009	2008
	(in thousands)
Note receivable, issued March 19, 2009	$15,000	$—
Accrued interest on note receivable	21	—

	$15,021	$—

5. Goodwill and Intangible Assets, net
There was no activity in goodwill during the nine months ended March 29, 2009 except for tax adjustments of approximately $3,000.
The global economic slowdown has resulted in decreased spending in general, and in the technology sector specifically. During the three months ended March 29, 2009, the Company’s market capitalization was below the carrying value of stockholders’ equity, an indicator that goodwill may be impaired. However, subsequent to March 29, 2009, the Company’s stock price recovered resulting in a market capitalization higher than the carrying value of stockholders’ equity. Consistent with the requirements of SFAS No. 142, the Company performed an interim assessment to determine if a triggering event had occurred since its last interim assessment related to the fiscal quarter ended December 28, 2008. This analysis considered both external and company-specific factors and resulted in a conclusion that is was not more likely than not that goodwill was impaired as of March 29, 2009. However, it is considered at least reasonably possible that the Company’s determination that goodwill is not impaired could change in the near term should the global economic slowdown continue or accelerate.
Intangible assets, net, are as follows:

	March 29,	June 29,
	2009	2008
	(in thousands)
Intangible assets subject to amortization:
Core technology and patents	$92,254	$92,272
Accumulated amortization, core technology and patents	(80,689)	(75,607)
Developed technology	77,313	77,313
Accumulated amortization, developed technology	(43,063)	(32,788)
Customer relationships	38,670	38,674
Accumulated amortization, customer relationships	(37,066)	(34,047)
Tradename	4,641	4,643
Accumulated amortization, tradename	(3,613)	(3,161)

	$48,447	$67,299

During the three months ended September 30, 2007, an impairment charge of approximately $3.1 million was recorded in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The impairment charge was related to a developed technology intangible asset acquired from Aarohi Communications, Inc. (Aarohi). The initial value ascribed to this developed technology intangible asset was based primarily on forecasted revenues from products which the Company decided, during the three months ended September 30, 2007, to no longer place into production. The Company recorded the impairment charge to reduce the carrying value of this developed technology intangible asset to the estimated fair value of zero. This impairment charge was recorded in cost of sales in the accompanying condensed consolidated statements of operations.
The intangible assets subject to amortization are being amortized on a straight-line basis over original lives ranging from approximately four to seven years. Aggregated amortization expense for intangible assets for the three months ended March 29, 2009 and March 30, 2008, was approximately $5.4 million and $7.9 million, respectively. Aggregated amortization expense for intangible assets for the nine months ended March 29, 2009 and March 30, 2008, was approximately $18.8 million and $25.5 million, respectively.
Amortization expense of approximately $4.7 million and $5.6 million related to core and developed technology is included in cost of sales in the accompanying condensed consolidated statements of operations for the three months ended March 29, 2009 and March 30, 2008, respectively. Amortization expense related to core and developed technology included in cost of sales for the nine months ended March 29, 2009 and March 30, 2008, was approximately $14.2 million and $18.3 million, respectively.

The following table presents the estimated future aggregated amortization expense of intangible assets as of March 29, 2009:

(in thousands)
2009 (remaining 3 months)	$5,428
2010	21,714
2011	17,720
2012	3,585
2013	—
Thereafter	—

$48,447

6. Accrued Liabilities
Components of accrued liabilities are as follows:

	March 29,	June 29,
	2009	2008
	(in thousands)
Payroll and related costs	$13,286	$11,792
Warranty liability	3,122	4,174
Deferred revenue and accrued rebates	3,144	4,848
Other	8,464	5,549

	$28,016	$26,363

The Company provides a warranty of between one and five years on its products. The Company records a provision for estimated warranty-related costs at the time of sale based on historical product return rates and the Company’s estimates of expected future costs of fulfilling its warranty obligations. Changes to the warranty liability were:

(in thousands)
Balance as of June 29, 2008	$4,174
Accrual for warranties issued	853
Changes to pre-existing warranties (including changes in estimates)	(455)
Settlements made (in cash or in kind)	(1,450)

Balance as of March 29, 2009	$3,122

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

Although Vixel approved this settlement proposal in principle, it remained subject to a number of procedural conditions, as well as formal approval by the court. On August 31, 2005, a Preliminary Order In Connection With Settlement Proceedings was issued by the court which among other items, set a date for a Settlement Fairness Hearing held on April 24, 2006, and the form of notice to the Settlement Classes of the Issuers’ Settlement Stipulation. In December 2005, the settlement notices authorized by the court were sent to former Vixel stockholders and the web site www.iposecuritieslitigation.com was created for claimants, as well as a March 24, 2006 objection deadline. At the Settlement Fairness Hearing held on April 24, 2006, the court raised the following primary issues: (1) the (possible) change in value of the settlement since preliminary approval, and whether the benefits of the settlement should be evaluated at the time of approval or at the time of negotiation; (2) how the class certification argument before the Second Circuit Court of Appeals could or would affect the fairness of the settlement; (3) how to evaluate the intangible benefits of the settlement to the class members; and (4) how to value the $1 billion guarantee (for the consolidated litigation involving Vixel and 297 other Issuers) by insurers in the stipulation and agreement of settlement in light of the underwriters’ potential future settlements. The Court did not rule on April 24, 2006 on the motion for final approval or objections. On June 6, 2006, the Second Circuit Court of Appeals held oral arguments on the appeal by the underwriters of Judge Scheindlin’s class certification decision. On or about July 17, 2006, Emulex assigned to the class action plaintiffs any IPO claims that Emulex (Vixel) had against RBC Dain Rauscher in the IPO litigation, as required by the settlement agreement. On December 5, 2006, the Second Circuit Court of Appeals issued a decision reversing Judge Scheindlin’s class certification decision. On December 14, 2006, Judge Scheindlin issued an order to stay all proceedings pending a decision from the Second Circuit on whether it will hear further argument. On about January 6, 2007, Emulex assigned to the class action plaintiffs any IPO claims that Emulex (Vixel) had against The Bear Stearns Companies Inc. and Bear Stearns & Co. Inc. in the IPO litigation, as required by the settlement agreement. On April 6, 2007, the Second Circuit denied the plaintiffs’ petition for rehearing of the decision denying class certification. During April 2007, counsel for Emulex and other Issuers informed Judge Scheindlin that, in light of the Second Circuit opinion, the settlement agreement could not be approved because the defined settlement class, like the litigation class, did not meet the Second Circuit requirements for certification. Judge Scheindlin held a conference on May 30, 2007 to consider issues relating to the class definitions, the statute of limitations, settlement, and discovery. On June 25, 2007, Judge Scheindlin signed a Stipulation and Order submitted by the parties which terminated the June 10, 2004 Stipulation and Agreement of Settlement with Defendant Issuers and Individuals. On June 26, 2007, a document production request from the plaintiffs to all 298 issuers (including Vixel) was received, covering documents from each issuer’s inception through December 31, 2001. In September 2007, due to the expiration of the tolling agreements, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements until August 27, 2010. On November 15, 2007, the issuers and their respective insurers entered into an Insurers-Insureds Agreement (replacing an earlier agreement), which provides for the insurers to pay for certain defense costs under applicable issuer insurance policies. On December 21, 2007, issuer defendants filed an opposition to plaintiffs’ motion for class certification of certain focus cases. On March 26, 2008, defendants’ motion to dismiss was denied except to certain claims by plaintiffs who did not suffer damages or whose claims were time barred. On Oct. 10, 2008, Judge Scheindlin signed an order granting the plaintiffs’ request to withdraw the class certification motion in the six focus cases (Emulex/Vixel is not in a focus case). On April 1, 2009, the parties signed a Stipulation and Agreement of Settlement (the “2009 Settlement”) which is subject to approval of the District Court, and which includes the plaintiffs, issuer and individual defendants, underwriters, and insurers. The 2009 Settlement provides for a settlement amount of $586 million, and Emulex has no obligation to pay any part of that amount.
On January 27, 2009, a patent infringement lawsuit was filed in the United States District Court in the Central District of California as Case No. CV09-00605 R (JWJx) against Emulex by Microprocessor Enhancement Corporation and Michael H. Branigin. The complaint alleges infringement of U.S. Patent No. 5,471,593, and seeks a judgment for damages, injunctive relief, and an award of attorneys’ fees and costs. On March 25, 2009, Emulex filed an answer to the complaint denying allegations and asserting affirmative defenses.
On April 21, 2009, Broadcom Corporation filed a lawsuit in the Court of Chancery of the State of Delaware against Emulex and its board of directors. The complaint asserts counts for declaratory relief and breach of fiduciary duty in connection with Emulex’s January 2009 amendments to its bylaws, adoption of a new shareholder rights plan to replace its expiring rights plan, and amendments to its Key Employee Retention Agreements. The complaint seeks declaratory and injunctive relief, as well as costs and disbursements, including attorneys and expert fees. The lawsuit was filed in conjunction with Broadcom’s announcement on April 21, 2009, of its proposal to acquire Emulex.

On April 27, 2009, Reid Middleton filed a lawsuit in the Court of Chancery of the State of Delaware on behalf of himself and all other similarly situated stockholders of Emulex and derivatively on behalf of Emulex. The complaint names the members of Emulex’s board of directors as defendants and Emulex as a nominal defendant. The complaint asserts a claim for breach of fiduciary duty on behalf of a putative class of holders of Emulex common stock and a derivative claim for devaluing the company relating to Emulex’s January 2009 amendments to its bylaws, adoption of a new shareholder rights plan to replace its expiring rights plan, and amendments to its Key Employee Retention Agreements, and Broadcom’s announcement of its proposal to acquire Emulex. The complaint seeks declaratory and injunctive relief, compensatory damages, interest and costs, including attorneys’ and expert fees.
In addition to the ongoing litigation discussed above, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of the open matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
Other Commitments and Contingencies
The Company has entered into various agreements for purchases of inventory. As of March 29, 2009, the Company’s purchase obligation associated primarily with inventory was approximately $32.7 million.
In addition, the Company provides limited indemnification in selected circumstances within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringement of certain intellectual property, and in some limited cases against bodily injury or damage to real or tangible personal property caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. As of March 29, 2009, the Company has not incurred any significant costs related to indemnification of its customers.
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
In early August 2008, the Company’s Board of Directors authorized a new plan to repurchase up to $100.0 million of the Company’s outstanding common stock. The Company may repurchase shares from time-to-time in open market purchases or privately negotiated transactions. The share repurchases will be financed by available cash balances and cash from operations. Through March 29, 2009, no repurchases were made under this plan.
9. Stock-Based Compensation
As of March 29, 2009, the Company had three stock-based plans that are open for future awards, the 2005 Equity Incentive Plan (Equity Incentive Plan), the 1997 Stock Award Plan for Non-Employee Directors (Director Plan), and the Emulex Corporation Employee Stock Purchase Plan (Purchase Plan). In addition, the Company had eight stock-based plans, including two plans that were replaced with the Equity Incentive Plan, the Employee Stock Option Plan, and 2004 Employee Stock Incentive Plan, and six plans assumed in connection with prior acquisitions, the Sierra Logic, Inc. 2001 Stock Option Plan, Aarohi Communications, Inc. 2001 Stock Option Plan, Vixel Corporation Amended and Restated 1995 Stock Option Plan, Vixel Corporation 1999 Equity Incentive Plan, Vixel Corporation 2000 Non-Officer Equity Incentive Plan, and Giganet, Inc. 1995 Stock Option Plan (such eight plans known as All Other Plans), each of which is closed for future grants but has options outstanding. Available for future awards are 1,782,284 shares under the Equity Incentive Plan, 213,000 shares under the Director Plan, and 1,635,368 shares under the Purchase Plan. These amounts do not include an increase to the shares available for issuance under the Equity Incentive Plan by a minimum of 2,000,000 shares related to the option exchange program approved at the Annual Meeting of Stockholders held on November 19, 2008.

Aggregate amounts recognized in the condensed consolidated financial statements with respect to these plans are as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 29,	March 30,	March 29,	March 30,
	2009	2008	2009	2008
	(in thousands)
Total cost of stock-based payment plans during the period	$5,368	$7,037	$17,886	$21,087
Amounts capitalized in inventory during the period	(117)	(126)	(461)	(402)
Amounts recognized in income for amounts previously capitalized in inventory	165	120	510	437

Amounts charged against income, before income tax benefit	$5,416	$7,031	$17,935	$21,122

Amount of related income tax (expense) benefit recognized in income	$(742)	$1,799	$2,748	$5,412

The fair value of each stock option grant under the Equity Incentive Plan and Director Plan, and each stock purchase under the Purchase Plan is estimated on the date of grant or beginning of the purchase period using the Black-Scholes-Merton (Black-Scholes) option-pricing model based on the market price of the underlying common stock, expected term, stock price volatility and expected risk-free interest rates. Expected volatilities are based on methodologies utilizing equal weighting of both historical periods equal to the expected term and implied volatilities based on traded options to buy the Company’s shares. The fair value of each unvested stock award and unvested stock unit is determined based on the closing price of the Company’s common stock on the grant date.
The assumptions utilized to compute the fair value of stock option grants under the Equity Incentive Plan and the Director Plan for the three and nine months ended March 29, 2009 and March 30, 2008 were:

	Three Months Ended		Nine Months Ended
	March 29,	March 30,	March 29,	March 30,
	2009	2008	2009	2008
Expected volatility	53%	20% — 21%	42% — 53%	20% — 37%
Weighted average expected volatility	53%	20%	44%	29%
Expected dividends	—	—	—	—
Expected term (in years)	2.97 — 4.97	2.4 — 4.4	2.97 — 4.97	2.4 — 4.4
Weighted average expected term (in years)	3.81	3.25	3.81	3.25
Risk-free rate	1.28% — 1.76%	1.75% — 2.24%	1.12% — 3.02%	1.75% — 4.17%
The assumptions utilized to compute the fair value of stock option grants for the Purchase Plan for the three and nine months ended March 29, 2009 and March 30, 2008 were:

	Three Months Ended		Nine Months Ended
	March 29,	March 30,	March 29,	March 30,
	2009	2008	2009	2008
Expected volatility	49%	32%	49%	32%
Expected dividends	—	—	—	—
Expected term (in years)	0.5	0.5	0.5	0.5
Risk-free rate	1.13%	4.08%	1.13%	4.08%

A summary of option activity for the nine months ended March 29, 2009 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
			(in years)	(in millions)
Options outstanding at June 29, 2008	14,078,051	$21.54	4.09	$5.75
Options granted	171,000	$11.31
Options exercised	(271,400)	$5.47
Options canceled	(1,266,031)	$25.12
Options forfeited	(299,948)	$16.37

Options outstanding at March 29, 2009	12,411,672	$21.51	3.36	$0.68

Options vested and expected to vest at March 29, 2009	12,328,178	$21.55	3.35	$0.68

Options exercisable at March 29, 2009	10,968,967	$22.22	3.21	$0.64

A summary of unvested stock awards activity, which includes unvested stock and unvested stock units, for the nine months ended March 29, 2009 is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Awards	Value
Awards outstanding and unvested at June 29, 2008	2,135,765	$18.07
Awards granted	1,627,100	$9.17
Awards vested	(655,579)	$18.27
Awards forfeited	(209,040)	$18.07

Awards outstanding and unvested at March 29, 2009	2,898,246	$13.03

As of March 29, 2009, there was approximately $18.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of approximately 1.3 years.
The weighted average grant date fair value of options granted during the nine months ended March 29, 2009 and March 30, 2008 was approximately $4.08 and $3.94, respectively. The weighted average grant date fair value of unvested stock awards granted during the nine months ended March 29, 2009 and March 30, 2008 was approximately $9.17 and $18.73, respectively. The total intrinsic value of stock options exercised during the nine months ended March 29, 2009 and March 30, 2008 was approximately $1.2 million and $5.3 million, respectively. The total fair value of unvested stock awards that vested during the nine months ended March 29, 2009 and March 30, 2008 was approximately $7.0 million and $6.5 million, respectively.
Cash received from option exercises and shares purchased under the Purchase Plan for the nine months ended March 29, 2009 and March 30, 2008 were approximately $4.1 million and $7.7 million, respectively. The actual tax benefit realized for the tax deductions from option exercise was approximately $3.1 million and $4.5 million for the nine months ended March 29, 2009 and March 30, 2008, respectively.
As of March 29, 2009, we anticipate that the number of shares authorized under the Equity Incentive Plan, the Director Plan, the Purchase Plan, and All Other Plans is sufficient to cover future stock option exercises and shares that will be purchased during the next enrollment period from November 1, 2008 to April 30, 2009 under the Purchase Plan.
At the Annual Meeting of Stockholders held on November 19, 2008, the shareholders approved a program (the Exchange Program) that will permit the Company’s eligible employees to exchange outstanding options with exercise prices at or above the highest closing price of the Company’s common stock over the 52-week period immediately preceding the commencement of the Exchange Program (Eligible Options) for a lesser number of unvested stock units. The Exchange Program will be open to eligible employees of the Company and any of its subsidiaries designated for participation by the Compensation Committee of the Board of Directors (Compensation Committee). However, members of the Company’s Board of Directors, the Company’s five most highly compensated executive officers (including the Company’s Chief Executive Officer), and Securities and Exchange Act Section 16 officers of the Company (Section 16 Officers) and consultants, will not be eligible to participate.

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
The stockholder approval permits the Exchange Program to commence within 12 months of the date the shareholders approved the Exchange Program. Within this timeframe, the actual start date will be determined by the Compensation Committee. As of March 29, 2009, no commencement date has been established.
In January 2009, the Company’s Board of Directors adopted a Rights Agreement to replace the agreement which expired on January 19, 2009. On January 14, 2009, the Board of Directors authorized and declared a dividend of one preferred stock purchase right for each share of common stock of the Company under the Rights Agreement. The dividend was paid on January 24, 2009 to the record holders of shares of common stock as of this date.
In January 2009, the Company amended and restated its existing key employee retention agreements with certain executives of the Company. In connection with adopting the key employee retention agreements, the Company amended the terms of all nonqualified stock option agreements and restricted stock award agreements between the Company and those certain executives, as described in our Form 8-K as filed on January 16, 2009.
10. Income Taxes
The Company recorded an income tax provision of approximately $2.9 million and $23.8 million in the nine months ended March 29, 2009 and March 30, 2008, respectively. The effective tax rate was approximately 19.6% for the nine months ended March 29, 2009 and 35.5% for the nine months ended March 30, 2008. The Company’s effective income tax rate depends on various factors, such as tax legislation, the mix of domestic and international pre-tax income, amounts of tax-exempt interest income and research and development credits as a percentage of aggregate pre-tax income, and the effectiveness of the Company’s tax planning strategies.
During the nine months ended March 29, 2009, income taxes included a benefit of approximately $5.3 million due to the release of FIN 48 liabilities primarily as a result of the expiration of the statute of limitations and a benefit of approximately $4.6 million in tax credits from qualifying research expenditures incurred during fiscal 2009.
On October 3, 2008, as part of the Emergency Economic Stabilization Act of 2008, the Federal research credit was retroactively extended to include qualifying research expenditures paid or incurred from January 1, 2008 through December 31, 2009. For the nine months ended March 29, 2009, the Company recognized a tax benefit of approximately $1.8 million related to qualifying expenditures incurred during the last two quarters of fiscal 2008.

11. Net (Loss) Income Per Share
Basic net (loss) income per share for the three and nine months ended March 29, 2009 and March 30, 2008, was computed by dividing net income by the weighted average number of common shares outstanding during the period.
Diluted net (loss) income per share was computed by dividing net income by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would be outstanding if the dilutive potential common shares from stock-based plans had been issued. The dilutive effect of outstanding stock options and stock awards is reflected in diluted net (loss) income per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended		Nine Months Ended
	March 29,	March 30,	March 29,	March 30,
	2009	2008	2009	2008
	(in thousands, except per		(in thousands, except per
	share data)		share data)

Numerator — Net (loss) income	$(5,965)	$15,521	$12,053	$43,336

Denominator:
Denominator for basic net (loss) income per share — weighted average shares outstanding	80,541	82,119	80,444	82,152
Effect of dilutive securities:
Dilutive options outstanding, unvested stock and ESPP	—	1,593	1,560	1,951

Denominator for diluted net (loss) income per share — adjusted weighted average shares outstanding	80,541	83,712	82,004	84,103

Basic net (loss) income per share	$(0.07)	$0.19	$0.15	$0.53

Diluted net (loss) income per share	$(0.07)	$0.19	$0.15	$0.52

Antidilutive options and unvested stock excluded from the computations	14,150	11,016	13,267	9,892

Average market price of common stock	$6.01	$15.32	$8.68	$17.99

The antidilutive stock options and unvested stock were excluded from the computation of diluted net (loss) income per share due to the assumed proceeds from the award’s exercise or vesting being greater than the average market price of the common shares or due to the Company incurring a net loss for the periods presented.
12. Subsequent event
On April 21, 2009, the Company received an unsolicited proposal from Broadcom Corporation to acquire all the Company’s outstanding shares of common stock for $9.25 per share in cash. The Company’s Board of Directors is conducting a review of the proposal, in consultation with its financial and legal advisors, consistent with its fiduciary duties.

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
Actual future results could differ materially from those described in the forward-looking statements as a result of a variety of factors, including those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, and, in particular, those in the section entitled “Risk Factors” in Part II, Item 1A of this Form 10-Q included elsewhere herein. We expressly disclaim any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances. We wish to caution readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. In light of the uncertainty of the economy generally, and the technology and storage segments specifically, it is difficult to determine if past experience is a good guide to the future and makes it impossible to determine if markets will grow or shrink in the short term. Recent disruptions in world credit and equity markets and the resulting economic uncertainty for our customers and the storage networking market as a whole has resulted in a downturn in information technology spending that has and could continue to adversely affect our revenues and results of operations. Furthermore, Broadcom Corporation’s (Broadcom) unsolicited proposal to acquire all of our outstanding common shares and any related litigation has created additional uncertainty which may have an adverse effect on our operations. As a result of this uncertainty, we are unable to predict with any accuracy what future results might be. Other factors affecting these forward-looking statements include, but are not limited to, the following: slower than expected growth of the storage networking market or the failure of our Original Equipment Manufacturer (OEM) customers to successfully incorporate our products into their systems; our dependence on a limited number of customers and the effects of the loss of, or decrease or delays in orders by, any such customers, or the failure of such customers to make payments; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of our or our OEM customers’ new or enhanced products; the variability in the level of our backlog and the variable and seasonal procurement patterns of our customers; impairment charges; the effects of terrorist activities, natural disasters and any resulting political or economic instability; the highly competitive nature of the markets for our products as well as pricing pressures that may result from such competitive conditions; the effect of rapid migration of customers towards newer, lower cost product platforms; possible transitions from board or box level to application specific computer chip solutions for selected applications; a shift in unit product mix from higher-end to lower-end or mezzanine card products; a decrease in the average unit selling prices or an increase in the manufactured cost of our products; delays in product development; our reliance on third-party suppliers and subcontractors for components and assembly; any inadequacy of our intellectual property protection or the potential for third-party claims of infringement; our ability to attract and retain key technical personnel; our ability to benefit from our research and development activities; our dependence on international sales and internationally produced products; the effect of acquisitions; changes in tax rates or legislation; changes in accounting standards; and the potential effects of global warming and any resulting regulatory changes on our business. These and other factors which could cause actual results to differ materially from those in the forward-looking statements are discussed elsewhere in this Form 10-Q, in our other filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

Executive Overview
Emulex creates enterprise-class products that connect storage, servers and networks. We are a leading supplier of a broad range of advanced storage networking infrastructure solutions. The world’s leading server and storage providers depend on our products to help build high performance, highly reliable, and scalable storage networking solutions. Our products and technologies leverage flexible multi protocol architectures that extend from deep within the storage array to the server edge of storage area networks (SANs). Our host server products include host bus adapters (HBAs), converged network adapters (CNAs), mezzanine cards for blade servers, embedded storage bridges, routers and switches, storage Input/Output controllers (IOCs), and data center networking solutions. HBAs, CNAs, and mezzanine cards are the data communication products that enable servers to connect to storage networks by offloading communication processing tasks as information is delivered and sent to the storage network. Our embedded storage products include bridges, routers and switches, and IOCs, which are deployed inside storage arrays, tape libraries and other storage appliances.
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
ESP includes our InSpeed®, FibreSpy®, IOC solutions, and bridge and router products. Embedded storage switches, bridges, routers, and IOCs are deployed inside storage arrays, tape libraries, and other storage appliances, delivering improved performance, reliability, and storage connectivity.
Our Other category primarily consists of contract engineering services, legacy and other products.
We rely almost exclusively on OEMs and sales through distribution channels for our revenue. Our OEM customers include the world’s leading server and storage providers, including Dell Inc. (Dell), EMC Corporation (EMC), Fujitsu Ltd. (Fujitsu), Fujitsu Siemens Computers (Fujitsu Siemens), Groupe Bull (Bull), Hewlett-Packard Company (Hewlett-Packard), Hitachi Data Systems (HDS), Hitachi Limited (Hitachi), International Business Machines Corporation (IBM), LSI Corporation (LSI), NEC Corporation (NEC), Network Appliance, Inc. (NetApp), Quantum Corporation (Quantum), Sun Microsystems, Inc. (Sun), Unisys Corporation (Unisys), and Xyratex Ltd. (Xyratex). Our distribution partners include Arrow ECS Denmark A/S (Arrow), Avnet, Inc. (Avnet), Bell Microproducts, Ltd. (Bell), Info X Distribution, LLC (Info X), Ingram Micro Inc. (Ingram Micro), Macnica Networks Corporation (Macnica), Netmarks Inc. (Netmarks), Tech Data Corporation (Tech Data), and Tokyo Electron Device Ltd. (TED). The market for storage networking infrastructure solutions is concentrated among large OEMs, and as such, a significant portion of our revenues are generated from sales to a limited number of customers.
Recent disruptions in world credit and equity markets and the resulting economic uncertainty for our customers and the storage networking market as a whole has resulted in a downturn in information technology spending that has and could continue to adversely affect our revenues and results of operations. As a result of this uncertainty, we plan to continue to closely manage our controllable expenses while investing in research and development, sales and marketing, capital equipment, and facilities in order to achieve our goals. As of March 29, 2009, we had a total of 815 employees.
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

Global Initiatives
As part of our global initiatives, we created an Irish subsidiary to expand our international operations by providing local customer service and support to our customers outside of the United States in the fourth quarter of fiscal 2008. In addition, Emulex granted an intellectual property license and entered into a research and development cost sharing agreement with a newly formed subsidiary in the Isle of Man. The terms of the license require, among other matters, that the subsidiary make prepayments of expected royalties to a U.S. subsidiary, the first of which was paid before the end of fiscal 2008 in the amount of approximately $131.0 million, for expected royalties relating to fiscal 2009 and 2010. The second prepayment is anticipated to be made during fiscal 2009, for expected royalties relating to fiscal 2011 through 2014. There will be additional royalty payments or prepayments for expected royalties relating to fiscal 2015. While these global initiatives are expected to significantly reduce our effective tax rate beginning with fiscal 2010, the first prepayment and cost sharing agreement expenses, including the associated tax expense recorded in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48), resulted in an incremental tax expense of approximately $58.5 million and increased our effective tax rate to approximately 109% for fiscal 2008. The second prepayment, which is anticipated to be paid during fiscal 2009, is expected to result in an incremental tax expense of approximately $34.4 million and increase our effective tax rate to approximately 367% for fiscal 2009.
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
Results of Operations
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements included elsewhere herein.

	Percentage of Net Revenues		Percentage of Net Revenues
	Three Months Ended		Nine Months Ended
	March 29,	March 30,	March 29,	March 30,
	2009	2008	2009	2008
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	40.4	37.4	38.9	38.8

Gross profit	59.6	62.6	61.1	61.2

Operating expenses:
Engineering and development	42.5	25.8	33.2	25.5
Selling and marketing	17.6	12.2	13.9	11.3
General and administrative	9.3	7.6	8.8	7.2
Amortization of other intangible assets	0.9	1.8	1.5	1.9

Total operating expenses	70.3	47.4	57.4	45.9

Operating (loss) income	(10.7)	15.2	3.7	15.3

Nonoperating income, net:
Interest income	0.8	2.2	1.2	2.6
Interest expense	—	—	—	—
Other income, net	0.2	—	0.1	—

Total nonoperating income, net	1.0	2.2	1.3	2.6

(Loss) income before income taxes	(9.7)	17.4	5.0	17.9

Income tax (benefit) provision	(2.1)	5.3	1.0	6.4

Net (loss) income	(7.6)%	12.1%	4.0%	11.5%

Three months ended March 29, 2009, compared to three months ended March 30, 2008
Net Revenues. Net revenues for the third quarter of fiscal 2009 ended March 29, 2009, decreased by approximately $49.3 million, or 39%, to approximately $78.6 million compared to approximately $127.8 million for the same quarter of fiscal 2008 ended March 30, 2008. We believe the decrease in net revenues for the three months ended March 29, 2009 compared to the three months ended March 30, 2008 was primarily due to a global economic slowdown that has resulted in decreased spending in general, and in the technology sector specifically.
Net Revenues by Product Line
From a product line perspective, the majority of our net revenues were generated from our HSPs for the three months ended March 29, 2009 and March 30, 2008. The following chart details our net revenues by product line for the three months ended March 29, 2009 and March 30, 2008:

	Net Revenues by Product Line
	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	March 29,	of Net	March 30,	of Net	Increase/	Percentage
(in thousands)	2009	Revenues	2008	Revenues	(Decrease)	Change
Host Server Products	$59,009	75%	$85,083	67%	$(26,074)	(31)%
Embedded Storage Products	19,385	25%	42,493	33%	(23,108)	(54)%
Other	174	—	270	—	(96)	(36)%

Total net revenues	$78,568	100%	$127,846	100%	$(49,278)	(39)%

Net revenues are impacted by average selling price and units shipped. Average selling price by product line, in particular, will be impacted by the mix of products shipped.
HSP primarily consists of our Fibre Channel based connectivity products and converged Fibre Channel over Ethernet based products. The decrease in our HSP net revenue for the three month period ended March 29, 2009 compared to the three month period ended March 30, 2008 was primarily due to a decrease of approximately 20% in units shipped combined with a decrease of approximately 13% in average selling price.
ESP primarily consists of our InSpeed®, FibreSpy®, input/output controller solutions, and bridge and router products. The decrease in our ESP net revenue for the three months ended March 29, 2009 compared to the three months ended March 30, 2008 was primarily due to a decrease in units shipped of approximately 37% combined with a decrease in average selling price of approximately 28%.
Our Other category primarily consists of contract engineering services, legacy and other products.
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

	Net Revenues by Major Customers
	Direct Revenues		Total Direct and Indirect Revenues (2)
	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Net revenue percentage (1) :
OEM:
EMC	—	—	14%	16%
Hewlett-Packard	17%	14%	17%	14%
IBM	24%	17%	32%	25%
Other:
Info X	—	11%	—	—

(1)	Amounts less than 10% are not presented.

(2)	Customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.

Direct sales to our top five customers accounted for approximately 61% of total net revenues for the three months ended March 29, 2009, compared to approximately 58% for the three months ended March 30, 2008. We expect to be similarly concentrated in the future. Our net revenues from customers can be significantly impacted by changes to our customers’ business and their business models.
Net Revenues by Sales Channel
From a sales channel perspective, net revenues generated from OEM customers were approximately 86% of net revenues and sales through distribution were approximately 14% for the three months ended March 29, 2009, compared to approximately 78% and approximately 22%, respectively, for the three months ended March 30, 2008. Net revenues by sales channel were as follows:

	Net Revenues by Sales Channel
	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	March 29,	of Net	March 30,	of Net	Increase/	Percentage
(in thousands)	2009	Revenues	2008	Revenues	(Decrease)	Change
OEM	$67,741	86%	$99,221	78%	$(31,480)	(32)%
Distribution	10,885	14%	28,626	22%	(17,741)	(62)%
Other	(58)	—	(1)	—	(57)	nm

Total net revenues	$78,568	100%	$127,846	100%	$(49,278)	(39)%

nm	— not meaningful
We believe that our net revenues are being generated primarily as a result of product certifications and qualifications with our OEM customers, which take products directly and indirectly through distribution and contract manufacturers. We view product certifications and qualifications as an important indicator of future revenue opportunities and growth for the Company. However, product certifications and qualifications do not necessarily ensure continued market acceptance of our products by our OEM customers. It is also very difficult to determine the future impact, if any, of product certifications and qualifications on our revenues. The decrease in total revenues is due to the overall decrease in demand for both HSP and ESP. The decrease in OEM net revenues for the three months ended March 29, 2009 compared to the three months ended March 30, 2008 was primarily due to a decrease of approximately 54% in ESP revenues sold through our OEMs. The decrease in distribution net revenues for the three months ended March 29, 2009 compared to the three months ended March 30, 2008 was primarily due to decrease of approximately 63% in HSP net revenues sold through our distribution partners.

Net Revenues by Geographic Territory
For the three months ended March 29, 2009, United States net revenues decreased by approximately $21.1 million to $28.3 million from $49.4 million in the three months ended March 30, 2008. For three months ended March 29. 2009, international net revenues (Asia Pacific, Europe, Middle East, Africa and rest of the world) decreased by approximately $28.2 million to $50.3 million from $78.5 million in the three months ended March 30, 2008. Our United States and international net revenues based on billed-to location were as follows:

	Net United States and International Revenues
	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	March 29,	of net	March 30,	of net	Increase/	Percentage
(in thousands)	2009	Revenues	2008	Revenues	(Decrease)	Change
United States	$28,304	36%	$49,357	39%	$(21,053)	(43)%
Asia Pacific	25,561	33%	32,596	25%	(7,035)	(22)%
Europe, Middle East, Africa and rest of the world	24,703	31%	45,893	36%	(21,190)	(46)%

Total net revenues	$78,568	100%	$127,846	100%	$(49,278)	(39)%

We believe the decrease, as a percentage of net revenues, in United States net revenues and international net revenues for the three months ended March 29, 2009 compared to the three months ended March 30, 2008 was primarily due to a global economic slowdown that has resulted in decreased spending in general, and in the technology sector specifically. However, as we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.
Gross Profit. Gross profit consists of net revenues less cost of sales. Our gross profit for the three months ended March 29, 2009 and March 30, 2008 were as follows (in thousands):

Gross Profit
Three Months Ended	Percentage of Net	Three Months Ended	Percentage of Net	Increase/	Percentage
March 29, 2009	Revenues	March 30, 2008	Revenues	(Decrease)	Points Change
$46,802	60%	$80,029	63%	$(33,227)	(3)%
Cost of sales includes the cost of producing, supporting, and managing our supply of quality finished products. Cost of sales also included approximately $4.7 million and $5.6 million of amortization of technology intangible assets for the three months ended March 29, 2009 and March 30, 2008, respectively. The decrease in amortization of technology intangible assets was primarily due to various core and developed technology intangible assets from prior acquisitions being fully amortized. Approximately $0.4 million and $0.3 million of share-based compensation expense were included in cost of sales for the three months ended March 29, 2009 and March 30, 2008, respectively. Gross margin decreased during the three months ended March 29, 2009 primarily due to the loss of efficiencies resulting from lower manufacturing volume combined with a decline in average sales prices. We anticipate gross margin will trend downward over time as faster growing, lower gross margin products such as mezzanine cards for blade servers and embedded storage products become a bigger portion of our business.
Engineering and Development. Engineering and development expenses consisted primarily of salaries and related expenses for personnel engaged in the design, development, and support of our products. These expenses included third-party fees paid to consultants, prototype development expenses, and computer service costs related to supporting computer tools used in the design process. Expenses for the three months ended March 29, 2009 and March 30, 2008 were as follows (in thousands):

Engineering and Development
Three Months Ended	Percentage of Net	Three Months Ended	Percentage of Net	Increase/	Percentage
March 29, 2009	Revenues	March 30, 2008	Revenues	(Decrease)	Points Change
$33,409	43%	$33,031	26%	$378	17%
Engineering and development expenses for the three months ended March 29, 2009 compared to the three months ended March 30, 2008 increased approximately $0.4 million, or 1%. Approximately $2.4 million and $3.0 million of share-based compensation expense was included in engineering and development costs for the three months ended March 29, 2009 and March 30, 2008, respectively. During the first quarter of fiscal 2009, we made some organizational changes and as a result, engineering and development headcount decreased to 472 at March 29, 2009 from 493 at March 30, 2008. The decrease in headcount resulted in a net decrease of approximately $2.3 million in salary and related expenses as compared to the same period in fiscal 2008. During the third quarter of fiscal 2009, we finalized a plan to make additional organizational changes to be implemented early in the fourth quarter of fiscal 2009 and incurred approximately $0.5 million in severance and related charges in the three months ended March 29, 2009. The remaining change was primarily due to an increase in new product development costs of approximately $2.0 million and an increase in rent and depreciation expense of approximately $1.4 million, partially offset by a decrease in travel and related expenses of approximately $0.4 million. The increase in engineering and development expenses as a percentage of revenues was primarily due to the relatively fixed amount of such expenses being spread over a lower net revenue base.

Selling and Marketing. Selling and marketing expenses consisted primarily of salaries, commissions, and related expenses for personnel engaged in the marketing and sales of our products, as well as trade shows, product literature, promotional support costs, and other advertising related costs. Our selling and marketing expenses for the three months ended March 29, 2009 and March 28, 2008 were as follows (in thousands):

Selling and Marketing
Three Months Ended	Percentage of Net	Three Months Ended	Percentage of Net	Increase/	Percentage
March 29, 2009	Revenues	March 30, 2008	Revenues	(Decrease)	Points Change
$13,775	18%	$15,613	12%	$(1,838)	5%
Selling and marketing expenses for the three months ended March 29, 2008 compared to the three months ended March 30, 2008 decreased approximately $1.8 million, or 12%. Approximately $1.0 million and $1.4 million of share-based compensation expense was included in selling and marketing costs for the three months ended March 29, 2009 and March 30, 2008, respectively. Selling and marketing headcount decreased slightly to 138 for the three months ended March 29, 2009 from 142 for the three months ended March 30, 2008. The net decrease in headcount resulted in a net decrease in salary and related expenses of approximately $0.7 million. During the third quarter of fiscal 2009, we finalized a plan to make additional organizational changes to be implemented in early fourth quarter of fiscal 2009 and recorded approximately $0.5 million in severance and related charges in the three months ended March 29, 2009, offset by a decrease in travel and related expenses of approximately $0.9 million. We will continue to closely manage and target advertising, market promotions, and heighten brand awareness of our new and existing products in an effort to provide overall revenue growth. The increase in selling and marketing expenses as a percentage of revenues was primarily due to the relatively fixed amount of such expenses being spread over a lower net revenue base.
General and Administrative. Ongoing general and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees, and other corporate expenses. Our general and administrative expense for the three months ended March 29, 2009 and March 30, 2008 were as follows (in thousands):

General and Administrative
Three Months Ended	Percentage of Net	Three Months Ended	Percentage of Net	Increase/	Percentage
March 29, 2009	Revenues	March 30, 2008	Revenues	(Decrease)	Points Change
$7,324	9%	$9,657	8%	$(2,333)	2%
General and administrative expenses for the three months ended March 29, 2009 compared to the three months ended March 30, 2008 decreased approximately $2.3 million, or 24%. Approximately $1.6 million and $2.3 million of share-based compensation expense was included in general and administrative costs for the three months ended March 29, 2009 and March 30, 2008, respectively. General and administrative headcount increased to 139 at March 29, 2009 from 129 at March 30, 2008. During the third quarter of fiscal 2009, we finalized a plan to make additional organizational changes to be implemented in early fourth quarter of fiscal 2009 and recorded approximately $0.3 million in severance and related charges in the three months ended March 29, 2009. The remaining change in general and administrative expenses was primarily due to a decrease in outside services of approximately $1.3 million and a decrease in travel related expenses of approximately $0.2 million. The increase in general and administrative expenses as a percentage of revenues was primarily due to the relatively fixed amount of such expenses being spread over a lower net revenue base.

Amortization of Other Intangible Assets. Amortization of other intangible assets includes the amortization of intangible assets such as patents, customer relationships, tradenames, and covenants not-to-compete with estimable lives. Our amortization of expense for the three months ended March 29, 2009 and March 30, 2008 were as follows (in thousands):

Amortization of Other Intangible Assets
Three Months Ended	Percentage of Net	Three Months Ended	Percentage of Net	Increase/	Percentage
March 29, 2009	Revenues	March 30, 2008	Revenues	(Decrease)	Points Change
$699	1%	$2,253	2%	$(1,554)	(1)%
Amortization of other intangible assets for the three months ended March 29, 2009 compared to the three months ended March 30, 2008 decreased approximately $1.6 million, or 69%. The decrease was due primarily to a lower unamortized balance of intangibles at the beginning of the current fiscal quarter.
Nonoperating Income, net. Nonoperating income, net consisted primarily of interest income, interest expense and other non-operating income and expense items. Our nonoperating income, net for the three months ended March 29, 2009 and March 30, 2008 were as follows (in thousands):

Nonoperating Income, net
Three Months Ended	Percentage of Net	Three Months Ended	Percentage of Net	Increase/	Percentage
March 29, 2009	Revenues	March 30, 2008	Revenues	(Decrease)	Points Change
$788	1%	$2,852	2%	$(2,064)	(1)%
Our nonoperating income, net, for the three months ended March 29, 2009 compared to the three months ended March 30, 2008 decreased approximately $2.1 million, or 72%. The net decrease was primarily due to a lower balance of investments combined with lower interest rates on investments.
Income Taxes. Income taxes for the three months ended March 29, 2009 and March 30, 2008 were as follows (in thousands):

Income Taxes
Three Months Ended	Percentage of Net	Three Months Ended	Percentage of Net	Increase/	Percentage
March 29, 2009	Revenues	March 30, 2008	Revenues	(Decrease)	Points Change
$(1,652)	(2)%	$6,806	5%	$(8,458)	(7)%
Income taxes for the three months ended March 29, 2009 compared to the three months ended March 30, 2008 decreased approximately $8.5 million, or 124%. Our effective (benefit) tax rate was approximately (22)% for the three months ended March 29, 2009 compared to approximately 30% for the three months ended March 30, 2008. The decrease in income taxes for the three months ended March 29, 2009 compared to March 30, 2008 was primarily due to the decrease in net income for the three months ended March 29, 2009 compared to the same period in the prior year, increase in tax benefit related to a release of FIN 48 liabilities as a result of an expiration of statute of limitations of approximately $4.1 million, and increase in tax credits related to qualifying research expenditures of approximately $0.8 million partially offset by increase in worldwide taxes related to lower projected income earned in foreign jurisdictions with a lower tax rate of approximately $3.9 million. We expect our effective tax rate in fiscal 2009 to be negatively impacted by our global initiatives, however, over time, we anticipate our tax rate will decrease.
Nine months ended March 29, 2009, compared to nine months ended March 30, 2008
Net Revenues. Net revenues for the first nine months of fiscal 2009 ended March 29, 2009, decreased by approximately $76.6 million, or 20%, to approximately $298.9 million compared to approximately $375.5 million for the comparable period of fiscal 2008 ended March 30, 2008. We believe the decrease in net revenues for the three months ended March 29, 2009 compared to the three months ended March 30, 2008 was primarily due to a global economic slowdown that has resulted in decreased spending in general, and in the technology sector specifically.

Net Revenues by Product Line
From a product line perspective, the majority of our net revenues were generated from our HSPs for the nine months ended March 29, 2009 and March 30, 2008. The following chart details our net revenues by product line for the nine months ended March 29, 2009 and March 30, 2008:

	Net Revenues by Product Line
	Nine Months		Nine Months
	Ended	Percentage	Ended	Percentage
	March 29,	of Net	March 30,	of Net	Increase/	Percentage
(in thousands)	2009	Revenues	2008	Revenues	(Decrease)	Change
Host Server Products	$221,275	74%	$268,286	72%	$(47,011)	(18)%
Embedded Storage Products	77,203	26%	106,564	28%	(29,361)	(28)%
Other	447	—	688	—	(241)	(35)%

Total net revenues	$298,925	100%	$375,538	100%	$(76,613)	(20)%

Net revenues are impacted by average selling price and units shipped. Average selling price by product line, in particular, will be impacted by the mix of products shipped.
HSP net revenue decreased for the nine months ended March 29, 2009 compared to the nine months ended March 30, 2008 primarily due to a decrease of approximately 12% in average selling price combined with a decrease of approximately 7% in units shipped.
ESP net revenue decreased for the nine months ended March 29, 2009 compared to the nine months ended March 30, 2008 primarily due to decrease in average selling price of approximately 16% combined with a decrease in units shipped of approximately 14%.
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

	Net Revenues by Major Customers
	Direct Revenues		Total Direct and Indirect Revenues (2)
	Nine Months	Nine Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Net revenue percentage (1):
OEM:
EMC	—	—	14%	19%
Hewlett-Packard	17%	14%	17%	14%
IBM	23%	20%	30%	28%
Other:
Info X	—	15%	—	—

(1)	Amounts less than 10% are not presented.

(2)	Customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.
Direct sales to our top five customers accounted for approximately 61% of total net revenues for the nine months ended March 29, 2009, compared to approximately 62% for the nine months ended March 30, 2008. We expect to be similarly concentrated in the future. Our net revenues from customers can be significantly impacted by changes to our customers’ business and their business models.

Net Revenues by Sales Channel
From a sales channel perspective, net revenues generated from OEM customers were approximately 81% of net revenues and sales through distribution were approximately 19% for the nine months ended March 29, 2009, compared to approximately 74% and approximately 26%, respectively, for the nine months ended March 30, 2008. Net revenues by sales channel were as follows:

	Net Revenues by Sales Channel
	Nine Months		Nine Months
	Ended	Percentage	Ended	Percentage
	March 29,	of Net	March 30,	of Net	Increase/	Percentage
(in thousands)	2009	Revenues	2008	Revenues	(Decrease)	Change
OEM	$242,662	81%	$278,100	74%	$(35,438)	(13)%
Distribution	56,176	19%	97,099	26%	(40,923)	(42)%
Other	87	—	339	—	(252)	(74)%

Total net revenues	$298,925	100%	$375,538	100%	$(76,613)	(20)%

We believe that our net revenues are being generated primarily as a result of product certifications and qualifications with our OEM customers, which take products directly and indirectly through distribution and contract manufacturers. We view product certifications and qualifications as an important indicator of future revenue opportunities and growth for the Company. However, product certifications and qualifications do not necessarily ensure continued market acceptance of our products by our OEM customers. It is also very difficult to determine the future impact, if any, of product certifications and qualifications on our revenues. The decrease in total revenues is due to the overall decrease in demand for both HSP and ESP. The decrease in OEM net revenues for the nine months ended March 29, 2009 compared to the nine months ended March 30, 2008 was primarily due to a decrease of approximately 28% in ESP revenues sold through our OEMs. The decrease in distribution net revenues for the nine months ended March 29, 2009 compared to the nine months ended March 30, 2008 was primarily due to a decrease of approximately 44% in HSP net revenues sold through our distribution partners.
Net Revenues by Geographic Territory
For the nine month period ended March 29, 2009, United States net revenues decreased by approximately $41.4 million to $109.6 million compared to approximately $151.0 million for the nine month ended March 30, 2008. For the nine months ended March 29, 2009, international net revenues (Asia Pacific, Europe, Middle East, Africa, and rest of the world) decreased by approximately $35.2 million to $189.3 million compared to approximately $224.5 million for the nine months ended March 30, 2008. Our United States and international net revenues based on billed-to location were as follows:

	Net United States and International Revenues
	Nine Months		Nine Months
	Ended	Percentage	Ended	Percentage
	March 29,	of Net	March 30,	of Net	Increase/	Percentage
(in thousands)	2009	Revenues	2008	Revenues	(Decrease)	Change
United States	$109,602	37%	$151,009	40%	$(41,407)	(27)%
Asia Pacific	86,119	29%	96,907	26%	(10,788)	(11)%
Europe, Middle East, Africa and rest of the world	103,204	34%	127,622	34%	(24,418)	(19)%

Total net revenues	$298,925	100%	$375,538	100%	$(76,613)	(20)%

We believe the decrease, as a percentage of net revenues, in United States net revenues and international net revenues for the nine months ended March 29, 2009 compared to the nine months ended March 30, 2008 was primarily due to a global economic slowdown that has resulted in decreased spending in general, and in the technology sector specifically. However, as we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.

Gross Profit. Gross profit consists of net revenues less cost of sales. Our gross profit for the nine months ended March 29, 2009 and March 30, 2008 were as follows (in thousands):

Gross Profit
Nine Months Ended	Percentage of Net	Nine Months Ended	Percentage of Net	Increase/	Percentage
March 29, 2009	Revenues	March 30, 2008	Revenues	(Decrease)	Points Change
$182,739	61%	$229,698	61%	$(46,959)	—%
Cost of sales included approximately $14.2 million and $18.3 million of amortization of technology intangible assets for the nine months ended March 29, 2009 and March 30, 2008, respectively. The decrease in amortization of technology intangible assets was primarily due to various core and developed technology intangible assets from prior acquisitions being fully amortized. In addition, an impairment charge of approximately $3.1 million was recorded in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144) during the nine months ended March 30, 2008. The impairment charge was related to a developed technology intangible asset from the Aarohi Communications, Inc. acquisition in May 2006. The initial value ascribed to this developed technology intangible asset was based primarily on forecasted revenues from products we no longer plan to place into production. We recorded this impairment charge to reduce the carrying value of this developed technology intangible asset to the estimated fair value of zero. Approximately $1.1 million and $1.0 million of share-based compensation expense was included in cost of sales for the nine months ended March 29, 2009 and March 30, 2008, respectively. We anticipate gross margin will trend downward over time as faster growing, lower gross margin products such as mezzanine cards for blade servers and embedded storage products become a bigger portion of our business.
Engineering and Development. Engineering and development expenses consisted primarily of salaries and related expenses for personnel engaged in the design, development, and support of our products. These expenses included third-party fees paid to consultants, prototype development expenses, and computer service costs related to supporting computer tools used in the design process. Expenses for the nine months ended March 29, 2009 and March 30, 2008 were as follows (in thousands):

Engineering and Development
Nine Months Ended	Percentage of Net	Nine Months Ended	Percentage of Net	Increase/	Percentage
March 29, 2009	Revenues	March 30, 2008	Revenues	(Decrease)	Points Change
$99,293	33%	$95,795	26%	$3,498	8%
Engineering and development expenses for the nine months ended March 29, 2009 compared to the nine months ended March 30, 2008 increased approximately $3.5 million, or 4%. Approximately $8.2 million and $9.0 million of share-based compensation expense was included in engineering and development costs for the nine months ended March 29, 2009 and March 30, 2008, respectively. During the nine months ended March 29, 2008, we made some organizational changes and as a result, engineering and development headcount decreased to 472 at March 29, 2009 from 493 at March 30, 2008. We incurred approximately $2.0 million in severance and related charges during the nine months ended March 29, 2009 as a result of these changes, offset by a decrease in salary and related expenses of approximately $2.3 million due to the lower headcount. The remaining change was primarily due to an increase in depreciation and rent expense of approximately $4.7 million, and an increase in new product development costs of approximately $1.3 million, partially offset by a decrease in travel and related expenses of approximately $0.8 million and a decrease in outside services of approximately $0.2 million.
Selling and Marketing. Selling and marketing expenses consisted primarily of salaries, commissions, and related expenses for personnel engaged in the marketing and sales of our products, as well as trade shows, product literature, promotional support costs, and other advertising related costs. Our selling and marketing expenses for the nine months ended March 29, 2009 and March 30, 2008 were as follows (in thousands):

Selling and Marketing
Nine Months Ended	Percentage of Net	Nine Months Ended	Percentage of Net	Increase/	Percentage
March 29, 2009	Revenues	March 30, 2008	Revenues	(Decrease)	Points Change
$41,561	14%	$42,257	11%	$(696)	3%

Selling and marketing expenses for the nine months ended March 29, 2009 compared to the nine months ended March 30, 2008 decreased approximately $0.7 million, or 2%. Approximately $3.0 million and $4.2 million of share-based compensation expense was included in selling and marketing costs for the nine months ended March 29, 2009 and March 30, 2008, respectively. Selling and marketing headcount decreased slightly to 138 for the nine months ended March 29, 2009 from 142 for the nine months ended March 30, 2008. The net decrease in headcount resulted in a net decrease in salary and related expenses of approximately $0.2 million. During the nine months ending March 29, 2009, we made organizational changes and recorded approximately $1.5 million in severance and related charges. The remaining change was primarily due to a decrease in advertising expenses of approximately $1.4 million and a decrease in travel related expenses of approximately $1.3 million, partially offset by an increase in expenses related to our international locations of approximately $1.2 million, increase in outside services of approximately $0.4 million, and an increase in rent expense of approximately $0.3 million. We will continue to closely manage and target advertising, market promotions, and heighten brand awareness of our new and existing products in an effort to provide overall revenue growth. The increase in selling and marketing expenses as a percentage of revenues was primarily due to the relatively fixed amount of such expenses being spread over a lower net revenue base.
General and Administrative. Ongoing general and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees, and other corporate expenses. Our general and administrative expense for the nine months ended March 29, 2009 and March 30, 2008 were as follows (in thousands):

General and Administrative
Nine Months Ended	Percentage of Net	Nine Months Ended	Percentage of Net	Increase/	Percentage
March 29, 2009	Revenues	March 30, 2008	Revenues	(Decrease)	Points Change
$26,288	9%	$27,034	7%	$(746)	2%
General and administrative expenses for the nine months ended March 29, 2009 compared to the nine months ended March 30, 2008 decreased approximately $0.7 million, or 3%. Approximately $5.7 million and $6.9 million of share-based compensation expense was included in general and administrative costs for the nine months ended March 29, 2009 and March 30, 2008, respectively. General and administrative headcount increased to 139 at March 29, 2009 from 129 at March 30, 2008. The net increase in headcount resulted in a net increase in salary and related expenses of approximately $2.0 million. During the nine months ending March 29, 2009, we made organizational changes and recorded approximately $0.5 million in severance and related charges. The remaining change was primarily due to a decrease in outside services of approximately $1.4 million and a decrease in travel related expenses of approximately $0.2 million. The increase in general and administrative expenses as a percentage of revenues was primarily due to the relatively fixed amount of such expenses being spread over a lower net revenue base.
Amortization of Other Intangible Assets. Amortization of other intangible assets includes the amortization of intangible assets such as patents, customer relationships, tradenames, and covenants not-to-compete with estimable lives. Our amortization of expense for the nine months ended March 29, 2009 and March 30, 2008 were as follows (in thousands):

Amortization of Other Intangible Assets
Nine Months Ended	Percentage of Net	Nine Months Ended	Percentage of Net	Increase/	Percentage
March 29, 2009	Revenues	March 30, 2008	Revenues	(Decrease)	Points Change
$4,637	2%	$7,171	2%	$(2,534)	—
Amortization of other intangible assets for the nine months ended March 29, 2009 compared to the nine months ended March 30, 2008 decreased approximately $2.5 million, or 35%. The decrease was due primarily to a lower unamortized balance of intangible assets at the beginning of the current fiscal year.
Nonoperating Income, net. Nonoperating income, net consisted primarily of interest income, interest expense and other non-operating income and expense items. Our nonoperating income, net for the nine months ended March 29, 2009 and March 30, 2008 were as follows (in thousands):

Nonoperating Income, net
Nine Months Ended	Percentage of Net	Nine Months Ended	Percentage of Net	Increase/	Percentage
March 29, 2009	Revenues	March 30, 2008	Revenues	(Decrease)	Points Change
$4,022	1%	$9,698	3%	$(5,676)	(1)%
Our nonoperating income, net, for the nine months ended March 29, 2009 compared to the nine months ended March 30, 2008 decreased approximately $5.7 million, or 59%. The net decrease was primarily due to a lower balance of investments combined with lower interest rates on investments.

Income Taxes. Income taxes for the nine months ended March 29, 2009 and March 30, 2008 were as follows (in thousands):

Income Taxes
Nine Months Ended	Percentage of Net	Nine Months Ended	Percentage of Net	Increase/	Percentage
March 29, 2009	Revenues	March 30, 2008	Revenues	(Decrease)	Points Change
$2,929	1%	$23,803	6%	$(20,874)	(5)%
Income taxes for the nine months ended March 29, 2009 compared to the nine months ended March 30, 2008 decreased approximately $20.9 million, or 88%. Our effective tax rate was approximately 20% for the nine months ended March 29, 2009 compared to approximately 35% for the nine months ended March 30, 2008. The decrease in income taxes was primarily due to a decrease in net income for the nine months ended March 29, 2009, compared to the same period in the prior year, increase in tax credits related to qualifying research and development expenditures of approximately $4.2 million, and an increase in tax benefit related to a release of FIN 48 liabilities as a result of an expiration of statute of limitations of approximately $3.5 million, partially offset by an increase in worldwide taxes related to lower projected income earned in foreign jurisdictions with a lower tax rate of approximately $12.4 million. We expect our effective tax rate in fiscal 2009 to be negatively impacted by our global initiatives, however, over time, we anticipate our tax rate will decrease.
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
Revenue Recognition. We generally recognize revenue at the time of shipment when title and risk of loss have passed, evidence of an arrangement has been obtained, pricing is fixed or determinable, and collectibility has been reasonably assured (Basic Revenue Recognition Criteria). We make certain sales through two tier distribution channels and have various distribution agreements with selected distributors and Master Value Added Resellers (collectively, the Distributors). These distribution agreements may be terminated upon written notice by either party. Additionally, these Distributors are generally given privileges to return a portion of inventory and to participate in price protection and cooperative marketing programs. Therefore, we recognize revenue on our standard products sold to our Distributors based on data received from the Distributors and management’s estimates to approximate the point that these products have been resold by the Distributors. OEM-specific models sold to our Distributors are governed under the related OEM agreements rather than under these distribution agreements. We recognize revenue at the time of shipment for OEM specific products shipped to the Distributors when the Basic Revenue Recognition Criteria have been met. Additionally, we maintain accruals and allowances for price protection and various other marketing programs. Moreover, we account for these incentive programs in accordance with Emerging Issues Task Force (EITF) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” Accordingly, we classify the costs of these programs based on the benefit received, if applicable, as a reduction of revenue, a cost of sale, or an operating expense.
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
Intangible Assets and Other Long-Lived Assets. Intangible assets resulting from acquisitions are carried at cost less accumulated amortization, impairment charges, and deferred compensation adjustments, if any. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets, ranging from four to seven years. Furthermore, we assess whether our long-lived assets including intangible assets, should be tested for recoverability annually and whenever events or circumstances indicate that their carrying value may not be recoverable. The amount of impairment, if any, is measured based on fair value, which is determined using projected discounted future operating cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.
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
A two-step test is used to identify the potential impairment and to measure the amount of goodwill impairment, if any. The first step is to compare the fair value of the reporting unit (including a reasonable control premium, if needed) with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill.
The global economic slowdown has resulted in decreased spending in general, and in the technology sector specifically. During the three months ended March 29, 2009, the Company’s market capitalization was below the carrying value of stockholders’ equity, an indicator that our goodwill may be impaired. However, subsequent to March 29, 2009, our stock price recovered resulting in a market capitalization higher than the carrying value of stockholders’ equity. Consistent with the requirements of SFAS No. 142, the Company performed an interim assessment to determine if a triggering event had occurred since its last interim assessment related to the fiscal quarter ended December 28, 2008. This analysis considered both external and company-specific factors and resulted in a conclusion that is was not more likely than not that goodwill was impaired as of March 29, 2009. However, it is considered at least reasonably possible that the Company’s determination that goodwill is not impaired could change in the near term should the global economic slowdown continue or accelerate.
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
Stock-Based Compensation. We account for our stock-based awards to employees and non-employees using the fair value method as required by SFAS No. 123R, “Share-Based Payment.” We used the modified prospective transition method when we adopted SFAS No. 123R in fiscal 2006 which provides for only the current and future period stock-based awards to be measured and recognized at fair value. Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. The fair value of each unvested stock award or unvested stock unit is determined based on the closing price of our common stock at grant date. For stock options, the measurement of stock-based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk free interest rate, and award forfeiture rate. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. If there is a difference between the forfeiture assumptions used in determining stock-based compensation costs and the actual forfeitures, which become known over time, we may change the input factors used in determining stock-based compensation costs. These changes may materially impact our results of operations in the period such changes are made. See Note 10 in the accompanying notes to condensed consolidated financial statements contained elsewhere herein for additional information and related disclosures.
Recently Adopted and Recently Issued Accounting Standards
See Note 1 of Notes to Condensed Consolidated Financial Statements for a description of the recently adopted and recently issued accounting standards.
Liquidity and Capital Resources
At March 29, 2009, we had approximately $351.8 million in working capital and approximately $302.7 million in cash and cash equivalents and current investments. At June 29, 2008, we had approximately $369.4 million in working capital and approximately $350.2 million in cash and cash equivalents and current investments. We maintain an investment portfolio of various security holdings, types, and maturities. We invest in instruments that meet credit quality standards in accordance with our investment guidelines. We limit our exposure to any one issuer or type of investment with the exception of U.S. Government issued or U.S. Government sponsored entity securities. Our investments were virtually all U.S. Government issued or U.S. Government sponsored entity securities as of March 29, 2009. We did not hold any auction rate securities or direct investments in mortgage-backed securities as of March 29, 2009. We have primarily funded our cash needs from continuing operations. As part of our global initiatives, we currently plan to continue our strategic investment in research and development, sales and marketing, capital equipment, and facilities. We may also consider future acquisitions in order to achieve our goals.
In addition, in December 2006, we announced our Board of Directors had authorized the repurchase of up to $150.0 million of our outstanding common stock over the next two years. In early August 2008, our Board of Directors approved approximately $39.9 million of common stock repurchases, which was the remaining amount available under the December 2006 plan. During the three months ended September 28, 2008, we repurchased approximately 2.9 million shares of our common stock for an aggregate purchase price of approximately $39.9 million or an average of $13.81 per share so the December 2006 plan was fully utilized. In early August 2008, our Board of Directors authorized a new plan to repurchase up to $100.0 million of our outstanding common stock. Through March 29, 2009, no repurchases were made under this plan.
We believe that our existing cash and cash equivalents, current investments, and anticipated cash flows from operating activities will be sufficient to support our working capital needs and capital expenditure requirements for at least the next 12 months. We currently do not have any outstanding lines of credit or other borrowings.

Cash provided by operating activities during the nine months ended March 29, 2009 was approximately $26.5 million compared to approximately $115.1 million for the nine months ended March 30, 2008. The net decrease in cash provided by operations was primarily due to payments of income taxes of approximately $61.0 million, lower accounts payable of approximately $5.6 million, and lower net income, partially offset by a decrease in accounts and other receivable of approximately $12.2 million and a decrease in inventories of approximately $9.4 million. In addition, we anticipate making a significant intercompany royalty payment or prepayment as part of our global initiatives during fiscal 2009, which is expected to result in an incremental tax payment of approximately $24.3 million. See Global Initiatives in Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.
Cash provided by investing activities during the nine months ended March 29, 2009 was approximately $71.2 million compared to cash provided by investing activities during the nine months ended March 30, 2008 of approximately $21.7 million. The current period increase in cash from investing activities was primarily due to maturities of investments which were reinvested in shorter term investments classified as cash equivalents, partially offset by a note receivable issuance for approximately $15.0 million. We anticipate continued investment in property and equipment expenditures in the future as we continue to implement our global initiatives and grow our company.
Cash used in financing activities for the nine months ended March 29, 2009 was approximately $38.0 million compared to approximately $33.4 million for the nine months ended March 30, 2008. The current period usage of cash was primarily due to the purchase of treasury stock of approximately $39.9 million partially offset by cash received from the issuances of common stock under stock plans of approximately $4.2 million. The lower proceeds from issuance of common stock under stock plans was primarily due to the decrease in our stock price resulting in lower number of stock options exercised during the nine months ended March 29, 2009.
We have disclosed outstanding legal proceedings in Note 7 to our condensed consolidated financial statements. Currently, we believe the final resolution of outstanding litigation will not have a material adverse effect on the Company’s liquidity or capital resources.
The following summarizes our contractual obligations as of March 29, 2009, and the effect such obligations are expected to have on our liquidity in future periods:

	Payments Due by Period
	Total	2009	2010	2011	2012	2013	Thereafter
	(In thousands)
Leases (1)	$18,944	$1,460	$6,079	$5,931	$3,872	$1,602	—
Purchase commitments (2)	32,734	30,983	1,167	584	—	—	—
Other commitments (3)	11,051	8,788	1,254	1,005	4	—	—

Total	$62,729	$41,231	$8,500	$7,520	$3,876	$1,602	$—

(1)	Lease payments include common area maintenance (CAM) charges.

(2)	Consists primarily of commitments to purchase inventory.

(3)	Consists primarily of commitments to purchase non-recurring engineering services but excludes approximately $29.8 million of unrecognized tax benefits under FIN 48 for which we cannot make a reasonably reliable estimate of the period of payment. See Note 10 to our condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our cash and cash equivalents are not subject to significant interest rate risk due to their short terms to maturity. As of March 29, 2009, the carrying value of our cash and cash equivalents approximated fair value.
As of March 29, 2009, our investment portfolio consisted primarily of fixed income securities of approximately $26.1 million. We have the positive intent and ability to hold these securities to maturity. We did not hold any auction rate securities or direct investments in mortgage-backed securities as of March 29, 2009.

The fair market value of our investment portfolio is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of March 29, 2009, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows. However, if interest rates decreased and securities within our portfolio were re-invested in securities with lower interest rates, interest income would decrease in the future.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended March 29, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Litigation
On November 15, 2001, prior to the Company’s acquisition of Vixel Corporation, a securities class action was filed in the United States District Court in the Southern District of New York as Case No. 01 CIV. 10053 (SAS), Master File No. 21 MC92 (SAS) against Vixel and two of its officers and directors (one of which is James M. McCluney, the Company’s current Chief Executive Officer and President) and certain underwriters who participated in the Vixel initial public offering in late 1999. The amended complaint alleges violations under Section 10(b) of the Exchange Act and Section 11 of the Securities Act and seeks unspecified damages on behalf of persons who purchased Vixel stock during the period October 1, 1999 through December 6, 2000. In October 2002, the parties agreed to toll the statute of limitations with respect to Vixel’s officers and directors until September 30, 2003, and on the basis of this agreement, Vixel’s officers and directors were dismissed from the lawsuit without prejudice. During June 2003, Vixel and the other issuer defendants in the action reached a tentative settlement with the plaintiffs that would, among other things, result in the dismissal with prejudice of all claims against the defendants and their officers and directors. In connection with the possible settlement, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements so that they would not expire prior to any settlement being finalized. Although Vixel approved this settlement proposal in principle, it remained subject to a number of procedural conditions, as well as formal approval by the court. On August 31, 2005, a Preliminary Order In Connection With Settlement Proceedings was issued by the court which among other items, set a date for a Settlement Fairness Hearing held on April 24, 2006, and the form of notice to the Settlement Classes of the Issuers’ Settlement Stipulation. In December 2005, the settlement notices authorized by the court were sent to former Vixel stockholders and the web site www.iposecuritieslitigation.com was created for claimants, as well as a March 24, 2006 objection deadline. At the Settlement Fairness Hearing held on April 24, 2006, the court raised the following primary issues: (1) the (possible) change in value of the settlement since preliminary approval, and whether the benefits of the settlement should be evaluated at the time of approval or at the time of negotiation; (2) how the class certification argument before the Second Circuit Court of Appeals could or would affect the fairness of the settlement; (3) how to evaluate the intangible benefits of the settlement to the class members; and (4) how to value the $1 billion guarantee (for the consolidated litigation involving Vixel and 297 other Issuers) by insurers in the stipulation and agreement of settlement in light of the underwriters’ potential future settlements. The Court did not rule on April 24, 2006 on the motion for final approval or objections. On June 6, 2006, the Second Circuit Court of Appeals held oral arguments on the appeal by the underwriters of Judge Scheindlin’s class certification decision. On or about July 17, 2006, Emulex assigned to the class action plaintiffs any IPO claims that Emulex (Vixel) had against RBC Dain Rauscher in the IPO litigation, as required by the settlement agreement. On December 5, 2006, the Second Circuit Court of Appeals issued a decision reversing Judge Scheindlin’s class certification decision. On December 14, 2006, Judge Scheindlin issued an order to stay all proceedings pending a decision from the Second Circuit on whether it will hear further argument. On about January 6, 2007, Emulex assigned to the class action plaintiffs any IPO claims that Emulex (Vixel) had against The Bear Stearns Companies Inc. and Bear Stearns & Co. Inc. in the IPO litigation, as required by the settlement agreement. On April 6, 2007, the Second Circuit denied the plaintiffs’ petition for rehearing of the decision denying class certification. During April 2007, counsel for Emulex and other Issuers informed Judge Scheindlin that, in light of the Second Circuit opinion, the settlement agreement could not be approved because the defined settlement class, like the litigation class, did not meet the Second Circuit requirements for certification. Judge Scheindlin held a conference on May 30, 2007 to consider issues relating to the class definitions, the statute of limitations, settlement, and discovery. On June 25, 2007, Judge Scheindlin signed a Stipulation and Order submitted by the parties which terminated the June 10, 2004 Stipulation and Agreement of Settlement with Defendant Issuers and Individuals. On June 26, 2007, a document production request from the plaintiffs to all 298 issuers (including Vixel) was received, covering documents from each issuer’s inception through December 31, 2001. In September 2007, due to the expiration of the tolling agreements, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements until August 27, 2010. On November 15, 2007, the issuers and their respective insurers entered into an Insurers-Insureds Agreement (replacing an earlier agreement), which provides for the insurers to pay for certain defense costs under applicable issuer insurance policies. On December 21, 2007, issuer defendants filed an opposition to plaintiffs’ motion for class certification of certain focus cases. On March 26, 2008, defendants’ motion to dismiss was denied except to certain claims by plaintiffs who did not suffer damages or whose claims were time barred. On Oct. 10, 2008, Judge Scheindlin signed an order granting the plaintiffs’ request to withdraw the class certification motion in the six focus cases (Emulex/Vixel is not in a focus case). On April 1, 2009, the parties signed a Stipulation and Agreement of Settlement (the “2009 Settlement”) which is subject to approval of the District Court, and which includes the plaintiffs, issuer and individual defendants, underwriters, and insurers. The 2009 Settlement provides for a settlement amount of $586 million, and Emulex has no obligation to pay any part of that amount.
On January 27, 2009, a patent infringement lawsuit was filed in the United States District Court in the Central District of California as Case No. CV09-00605 R (JWJx) against Emulex by Microprocessor Enhancement Corporation and Michael H. Branigin. The complaint alleges infringement of U.S. Patent No. 5,471,593, and seeks a judgment for damages, injunctive relief, and an award of attorneys’ fees and costs. On March 25, 2009, Emulex filed an answer to the complaint denying allegations and asserting affirmative defenses.
On April 21, 2009, Broadcom Corporation filed a lawsuit in the Court of Chancery of the State of Delaware against Emulex and its board of directors. The complaint asserts counts for declaratory relief and breach of fiduciary duty in connection with Emulex’s January 2009 amendments to its bylaws. The complaint seeks declaratory and injunctive relief, as well as costs and disbursements, including attorneys and expert fees. The lawsuit was filed in conjunction with Broadcom’s announcement on April 21, 2009, of its proposal to acquire Emulex.
On April 27, 2009, Reid Middleton filed a lawsuit in the Court of Chancery of the State of Delaware on behalf of himself and all other similarly situated stockholders of Emulex and derivatively on behalf of Emulex. The complaint names the members of Emulex’s board of directors as defendants and Emulex as a nominal defendant. The complaint asserts a claim for breach of fiduciary duty on behalf of a putative class of holders of Emulex common stock and a derivative claim for devaluing the company relating to Emulex’s January 2009 amendments to its bylaws, adoption of a new shareholder rights plan to replace its expiring rights plan, and amendments to its Key Employee Retention Agreements, and Broadcom’s announcement of its proposal to acquire Emulex. The complaint seeks declaratory and injunctive relief, compensatory damages, interest and costs, including attorneys’ and expert fees.
In addition to the ongoing litigation discussed above, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of the open matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Item 1A. Risk Factors
Broadcom’s unsolicited acquisition proposal may be disruptive to our business and threatens to adversely affect our operations and results.
We have entered into Key Employee Retention Agreements with five of our current executive officers, and adopted a Change in Control Retention Plan, in which currently an additional 15 key employees participate. The participants of these retention arrangements may be entitled to severance payments and benefits, based on a period of between twelve months and two years, upon a termination of their employment by us without cause or by them for good reason in connection with a change of control of our company (each as defined in the applicable agreement or plan). These retention arrangements may not be adequate to allow us to retain critical employees during a time when a change in control is being proposed or is imminent.
On April 21, 2009, we received an unsolicited proposal from Broadcom Corporation (Broadcom) to acquire all of our outstanding shares of common stock. The review and consideration of the Broadcom proposal has, and this review, may continue to be, a significant distraction for our management and employees and has required, and may continue to require, the expenditure of significant time and resources by us.
Broadcom’s unsolicited acquisition proposal has also created uncertainty for our employees and this uncertainty may adversely affect our ability to retain key employees and to hire new talent. The proposal may also create uncertainty for our customers, suppliers and other business partners, which may cause them to terminate, or not to renew or enter into, arrangements with us. The uncertainty arising from the Broadcom proposal and related litigation may disrupt our business, which could result in an adverse effect on our operating results. Management and employee distraction related to the Broadcom proposal also may adversely impact our ability to optimally conduct our business and pursue our strategic objectives.
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

A significant portion of our business depends upon the continued growth of the storage networking market and our business will be adversely affected if such growth does not occur, occurs more slowly than we anticipate, or declines.
The size of our potential market is largely dependent on the overall demand for storage in general and in particular upon the broadening acceptance of our storage networking technologies. We believe that our investment in multi protocol solutions that address the high performance needs of the storage networking market provides the greatest opportunity for our revenue growth and profitability for the future. However, the market for storage networking products may not gain broader acceptance and customers may choose alternative technologies that we are not investing in, and/or products supplied by other companies. Interest continues for other storage networking technologies such as Internet Small Computer Systems Interface (iSCSI), which may satisfy some I/O connectivity requirements through standard Ethernet adapters and software at little to no incremental cost to end users, or through iSCSI Host Bus Adapters (HBAs) that provide bundled offload engine hardware and software. Such iSCSI solutions compete with our Host Server Products, particularly in the low end of the market. We have also announced plans to provide Fibre Channel over Ethernet (FCoE) protocol products to the same OEM customers who purchase Fibre Channel HBAs and mezzanine cards from us which may impact our revenues. In addition, other technologies such as port bypass circuits (PBCs) and serial attached SCSI (SAS) compete with our embedded storage products today, and we may not be able to develop products fast enough or at a sufficiently low cost to compete in this market. Furthermore, since our products are sold as parts of integrated systems, demand for our products is driven by the demand for these integrated systems, including other companies’ complementary products. A lack of demand for the integrated systems or a lack of complementary products required for these integrated systems to be deployed could have a material adverse effect on our business, results of operations, and financial condition. If the storage networking market does not grow, grows more slowly than we anticipate, declines, attracts more competitors than we expect, as discussed below, or if our products do not achieve continued market acceptance, our business, results of operations, and financial condition could be materially adversely affected.
Because a significant portion of our revenues is generated from sales to a limited number of customers, none of which are subject to exclusive or long-term contracts, the loss of one or more of these customers, or our customers’ failure to make timely payments to us, could adversely affect our business.
We rely almost exclusively on OEMs and sales through distribution channels for our revenue. For the three and nine months ended March 29, 2009, we derived approximately 86% and 81% of our net revenues from sales to OEM customers and approximately 14% and 19% from sales through distribution, respectively. Furthermore, as some of our sales through distribution channels consist of OEM products, OEM customers effectively generated approximately 94% and 92% of our revenue for the three and nine months ended March 29, 2009, respectively. Moreover, direct sales to our top five customers accounted for approximately 61% of total net revenues for both the three and nine months ended March 29, 2009. We may be unable to retain our current OEM and distributor customers or to recruit additional or replacement customers.
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
Our operating results are difficult to forecast and could be adversely affected by many factors and our stock price may decline if our results fail to meet expectations.
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
A number of factors including relatively small backlog of unfilled orders, possible customer delays or deferrals and our tendency to generate a large percentage of our quarterly sales near the end of the quarter contribute to possible fluctuations in our operating results that could have an adverse impact on our results of operations and stock price.
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

Our industry is subject to rapid technological change, thus our results of operations could be adversely affected if we are unable to keep pace with the changes to successfully compete.
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
We have experienced losses in our history, which may be caused by a downturn in the economy or an impairment of long-lived assets and/or goodwill. To the extent that we are unable to generate positive operating profits or positive cash flow from operations, our financial condition may be materially adversely affected.
The timing of migration of our customers toward newer product platforms varies and may have a significant adverse effect.
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
As our customers migrate from purchasing our products through the distribution channel and toward purchasing our products through OEM server manufacturers, which has a lower average selling price, this may have a material adverse effect on our financial condition and results of operations.
Any failure of our OEM customers to keep up with rapid technological change and to successfully market and sell systems that incorporate new technologies could adversely affect our business.
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
If customers elect to utilize lower-end HBAs in higher-end environments or applications, our business and financial condition could be negatively affected.
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
We rely on third party suppliers for components and the manufacture of our products, and we have experienced delays or difficulty in securing components and finished goods in the past. Delays or difficulty in securing components or finished goods at reasonable cost may be caused by numerous factors including, but not limited to:
•	Discontinued production by a supplier;

•	Required long-term purchase commitments;
•	Undetected errors, failures or production quality issues, including projected failures that may constitute epidemic failure rates specified in agreements with our customers or that may require us to make concessions or accommodations for continuing customer relationships;
•	Timeliness of product delivery;
•	Sole sourcing and components made by a small number of suppliers, including the inability to obtain components and finished goods at reasonable cost from such sources and suppliers;
•	Financial stability and viability of our suppliers and electronics manufacturing service (EMS) providers;
•	Changes in business strategies of our suppliers and EMS providers;
•	Increases in manufacturing costs due to lower volumes or more complex manufacturing process than anticipated;
•	Disruption in shipping channels;
•	Natural disasters;

•	Inability or unwillingness of our suppliers or EMS providers to continue their business with us;
•	Environmental, tax or legislative changes in the location where our products are produced or delivered;
•	Difficulties associated with international operations; and

•	Market shortages.
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

Ongoing lawsuits present inherent risks, any of which could have a material adverse effect on our business, financial condition, or results of operations. Such potential risks include continuing expenses of litigation, risk of loss of patent rights, risk of injunction against the sale of products incorporating the technology in question, counterclaims, attorneys’ fee liability, and diversion of management’s attention from other business matters.
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
For the three and nine months ended March 29, 2009, sales in the United States accounted for approximately 36% and 37% of our total net revenues, sales in Asia Pacific accounted for approximately 33% and 29%, and sales in Europe, Middle East, Africa, and the rest of the world accounted for approximately 31% and 34% of our total net revenues, based on billed-to address, respectively. We expect that our sales will be similarly distributed for the foreseeable future. However, because we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our sales may not be reflective of the geographic mix of end-user demand or installations. All of our sales are currently denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. In addition, an increasing amount of our expenses will be incurred in currencies other than U.S. dollars and as a result, we will be required from time to time to convert currencies to meet our obligations. Additionally, our suppliers are increasingly located outside the U.S., and a significant portion of our products is produced at our EMS providers’ production facilities in Mexico, Thailand, and Malaysia. Furthermore, in connection with the reorganization of our international subsidiaries, we established a company in Ireland, and a significant portion of our sales and operations will now also occur in countries outside of the U.S. As a result, we are subject to the risks inherent in international operations. Our international business activities could be affected, limited or disrupted by a variety of factors, including, but not limited to:
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
All of these factors could harm future sales of our products to international customers or production of our products outside of the United States, and have a material adverse effect on our business, results of operations, and financial condition.
Potential acquisitions or strategic investments may become more costly or less profitable than originally anticipated and may adversely affect the price of our common stock.
We may pursue acquisitions or strategic investments, including loans to private companies, that could provide new technologies, products, or service offerings. Future acquisitions or strategic investments may negatively impact our results of operations as a result of operating losses incurred by the acquired entity, the use of significant amounts of cash, potentially dilutive issuances of equity or equity-linked securities, incurrence of debt, amortization of intangible assets with determinable lives, or impairment of intangible assets. Furthermore, we may incur significant expenses pursuing acquisitions or strategic investments that ultimately may not be completed. Moreover, to the extent that any proposed acquisition or strategic investment that is not favorably received by stockholders, analysts and others in the investment community, the price of our stock could be adversely affected. In addition, acquisitions or strategic investments involve numerous risks, including, but not limited to:
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
The stock market in general and the stock prices in technology based companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. For example, during calendar year 2009 through April 22, the closing sales price of our common stock ranged from a low of $4.53 per share to a high of $10.13 per share. Factors that could have a significant impact on the market price of our stock include, but are not limited to, the following:
•	Quarterly variations in customer demand and operating results;

•	Announcements of new products by us or our competitors;

•	The gain or loss of significant customers or design wins;

•	Changes in analysts’ earnings estimates;
•	Changes in analyst recommendations, price targets, or other parameters that may not be related to earnings estimates;
•	Rumors or dissemination of false information;

•	Pricing pressures;

•	Short selling of our common stock;

•	General conditions in the computer, storage, or communications markets;

•	Events affecting other companies that investors deem to be comparable to us; and

•	Offers to buy the Company for a premium over recent trading price.
In addition, the Broadcom unsolicited proposal to acquire all of the shares of our common stock has resulted in volatility in the price of our common stock. Other developments and announcements related to the Broadcom acquisition proposal or any other proposal by any third party to acquire the outstanding shares of our common stock may result in further volatility in the price of our common stock. If an acquisition does not occur, for any reason, the market price of our common stock may decline. In addition, our stock price may decline as a result of the fact that we have been required to incur, and will continue to be required to incur, significant expenses related to the Broadcom proposal.

In the past, companies, including us, that have experienced volatility in the market price of their stock have been subject to securities class action litigation. If we were to be the subject of similar litigation in the future or experience unfavorable outcomes in any of our pending litigation, as discussed in Note 7 in the accompanying notes to our condensed consolidated financial statements contained elsewhere herein, it could have a material adverse effect on our business, results of operations, and financial condition. Such litigation would also divert management’s attention from other business matters.
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
Our shareholder rights plan, certificate of incorporation and provisions of Delaware law could adversely affect the performance of our stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 5, 2006, we announced that our Board of Directors had authorized the repurchase of up to $150.0 million of our outstanding common stock over the next two years. The repurchases under this plan were completed in the first quarter of fiscal 2009.
In early August 2008, our Board of Directors authorized a new plan to repurchase up to $100.0 million of our outstanding common stock. Through March 29, 2009, no repurchases were made under this plan. We may repurchase shares from time-to-time in open market purchases or privately negotiated transactions. The share repurchases will be financed by available cash balances and cash from operations.
There were no sales of unregistered securities for the three months ended March 29, 2009.

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

Exhibit 10.1	Form of Key Employee Retention Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 16, 2009.

Exhibit 10.2	Form of Amendment to Non-Qualified Stock Option Agreement incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 16, 2009.

Exhibit 10.3	Form of Amendment to Restricted Stock Award Agreement incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 16, 2009.

Exhibit 10.4	Emulex Corporation Change in Control Retention Plan.

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: April 28, 2009

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

Exhibit 10.1	Form of Key Employee Retention Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 16, 2009.

Exhibit 10.2	Form of Amendment to Non-Qualified Stock Option Agreement incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 16, 2009.

Exhibit 10.3	Form of Amendment to Restricted Stock Award Agreement incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 16, 2009.

Exhibit 10.4	Emulex Corporation Change in Control Retention Plan.

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.