Form 10-K
period 2009-06-28
EMULEX CORP /DE/
filed 2009-08-24
CIK 350917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 28, 2009
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on the New York Stock Exchange on December 26, 2008, which was the last trading day of the second quarter of fiscal 2009, of $6.50 was $578,921,519.
As of August 12, 2009, the registrant had 80,933,608 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the registrant’s 2009 Annual Meeting of Stockholders expected to be held on November 19, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
All references to years refer to our fiscal years ended June 28, 2009, June 29, 2008, and July 1, 2007, as applicable, unless the calendar year is specified. References contained in this Annual Report on Form 10-K to “Emulex,” the “Company,” the “Registrant,” “we,” “our” and “us,” refer to Emulex Corporation and its subsidiaries.
Item 1. Business.
Introduction and Company History
Emulex Corporation (Emulex or the Company) is a provider of a broad range of network convergence solutions that intelligently connect servers, storage and networks within the data center. The Company’s product portfolio of Host Bus Adapters (HBAs), Converged Network Adapters (CNAs), mezzanine cards for blade servers, and embedded storage bridges, routers, switches and Input/Output Controllers (IOCs) are proven, tested and trusted by the world’s largest and most demanding Information Technology (IT) environments.
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
Emulex’s Host Server Products (HSP) include both Fibre Channel (FC) based connectivity products and Enhanced Ethernet based products that support Internet Protocol (IP) and storage networking, including Transmission Control Protocol (TCP)/IP, Internet Small Computer System Interface (iSCSI), Network Attached Storage (NAS), IOC solutions, and Fibre Channel over Ethernet (FCoE). Our Fibre Channel based products include LightPulse® HBAs, custom form factor solutions for Original Equipment Manufacturer (OEM) blade servers and ASICs. These products enable servers to efficiently connect to Fibre Channel storage area networks (SANs) by offloading data communication processing tasks from the server as information is delivered and sent to the storage network. Our Enhanced Ethernet based products include OneConnect Universal Converged Network Adapters (UCNAs) that enable true network convergence.
Our Embedded Storage Products (ESP) include our InSpeed®, FibreSpy®, switch-on-a-chip (SOC), bridge products, and router products. Embedded storage switches, bridges, routers, and IOCs are deployed inside storage arrays, tape libraries, and other storage appliances that connect storage controllers to storage capacity delivering improved performance, reliability, and storage connectivity.
Our Other category primarily consists of contract engineering services, legacy and other products.
During fiscal 2009, most of our revenues were derived from products based on Fibre Channel technology. Emulex’s products have been selected by many of the world’s leading server and storage providers, including Dell Inc. (Dell), EMC Corporation (EMC), Fujitsu Ltd. (Fujitsu), Groupe Bull (Bull), Hewlett-Packard Company (Hewlett-Packard), Hitachi Data Systems Corporation (HDS), Hitachi Limited (Hitachi), International Business Machines Corporation (IBM), LSI Corporation (LSI), NEC Corporation (NEC), Network Appliance, Inc. (Network Appliance), Quantum Corporation (Quantum), Sun Microsystems, Inc. (Sun), Unisys Corporation (Unisys), and Xyratex Ltd. (Xyratex). Our distribution partners include Avnet, Inc. (Avnet), Bell Microproducts, Inc. (Bell Microproducts), Info X Technology Solutions (Info X), Ingram Micro Inc. (Ingram Micro), Macnica Networks Corporation (Macnica), Netmarks Inc. (Netmarks), Tech Data Corporation (Tech Data), and Tokyo Electron Device Ltd. (TED).

Industry Protocols Overview
Fibre Channel
Beginning in the late 1990’s, Fibre Channel emerged as the first storage networking technology to be widely adopted by the world’s leading server and storage systems manufacturers and is now available in two, four, and eight gigabit per second (Gb/s) solutions. Initially used primarily in the supercomputing field, Fibre Channel offered the connectivity, distance, and scalability benefits of networking architectures combined with the high performance and low latency needed for input/output (I/O) applications. Its advanced capabilities enabled new architectures such as SANs which connect multiple host computers to one or more storage arrays. Additionally, Fibre Channel has been deployed within storage arrays to provide internal connectivity for disk drives, enabling enhanced performance and greater scalability.
A SAN essentially transforms dedicated servers and storage devices into network resources, greatly improving the performance and scalability beyond the capabilities of direct attached enterprise storage. By providing shared server access, the cost of expensive enterprise servers and storage can be spread across entire organizations. SANs are deployed to support an increasingly wide range of applications such as local area network (LAN) free and serverless back up, storage virtualization, and disaster recovery.
Additionally, NAS appliances have gained acceptance in the storage marketplace. NAS architecture offers an easily deployable and scalable storage solution. In high-end environments characterized by NAS file delivery to servers, a SAN may be deployed behind a NAS, making NAS and SAN solutions complementary. The majority of NAS and SAN solutions installed today are delivered to end users via integrated systems solutions offered by storage and computer system OEMs.
Internet SCSI
The iSCSI protocol ratified by the Internet Engineering Task Force (IETF) in 2003, brought storage area networks within the reach of small and midsized businesses. The protocol encapsulates native Small Computer System Interface (SCSI) commands using TCP/IP and transmits the packets over the Ethernet network infrastructure. The range of iSCSI connectivity solutions spans simple Ethernet Network Interface Cards (NICs), that are commonly used for Ethernet LAN applications, up to high performance 10 Gb Ethernet NICs that offer full protocol processing offload from the host computer. The emergence of 10 Gb Ethernet addresses the issue of bandwidth and latency issues of one Gb Ethernet and is laying the foundation for more widespread adoption of network convergence in the data center.
Fibre Channel Over Ethernet
FCoE is the industry standard being developed by the International Committee for Information Technology Standards (INCITS) T11.3 working group to drive network convergence in the enterprise data center. FCoE combines the efficiency and enterprise hardened feature of the Fibre Channel protocol with the ubiquity of an Enhanced Ethernet network, while leveraging the mature storage management software and tools available with Fibre Channel. FCoE transports native Fibre Channel frames over a “no drop” or lossless Ethernet infrastructure, allowing existing Fibre Channel SAN management tools, skills and processes to remain intact. It allows an evolutionary approach towards I/O consolidation by preserving all Fibre Channel constructs, maintaining the same latency, security, and traffic management attributes of Fibre Channel while preserving investments in Fibre Channel drivers, tools, training, and SANs. The main value proposition of FCoE is, therefore, the ability to streamline server connectivity using lossless Ethernet while protecting the substantial investments made in Fibre Channel SANs over the past 10 years.
The emergence of FCoE is accelerating the adoption of Ethernet as the medium of network convergence. The Emulex OneConnect UCNA combines the functionality of industry standard NICs with Emulex’s industry leading Fibre Channel HBAs to seamlessly converge the traffic over a shared lossless Ethernet network. Emulex’s UCNAs deliver the latest stateless offloads and dynamic bandwidth allocation to maximize performance.

Enhanced Ethernet
The ubiquity of Ethernet makes it an ideal technology for convergence in the data center networks. Since its introduction, Ethernet has steadily evolved to keep pace with the changing industry requirements. Some key enhancements made to Ethernet include:
•	Support for lossless characteristics via the isolation and prioritization of different traffic types using Priority Flow Control;
•	Bandwidth guarantees for multiple traffic types;
•	Enhanced management protocol for the enablement of end points and switches to sense each other’s capabilities.
Next Generation Data Center
Data centers are on the cusp of a major transformation at every level of the infrastructure. The combination of high bandwidth demand, increasing server sprawl and the need for more adaptive networking infrastructure are at the heart of today’s networking challenge. Data center managers are being challenged to keep pace with unrelenting growth — trying to deliver the applications necessary to run their businesses, while using a finite amount of resources. The Data center has transitioned from a single application/ server model to a virtualized server environment with shared applications on a single physical CPU. It is now evolving into a fully abstracted model where all IT resources are virtualized and the physical hardware layer is easily interchanged and upgraded. As IT services, servers, storage and core data center infrastructure evolve into adaptive and on-demand paradigms, networking and connectivity solutions need to evolve and provide seamless integration across the global enterprise.
In response to these challenges and opportunities, Emulex introduced our Connectivity Continuum framework, a strategic architecture for the evolution and virtualization of connectivity and networking for the next generation data center. The Connectivity Continuum consolidates existing LAN, SAN, and HPC networks into a single converged networking framework to enable unified and virtualized I/O that forms the foundation of tomorrow’s data center. Emulex’s Connectivity Continuum leverages Enhanced Ethernet to consolidate and unify all classes of connectivity and network traffic. It provides next generation data centers with revolutionary business value, operational flexibility, strategic advantage and the benefits of staged, evolutionary model for investment protection.
Emulex’s converged networking products fully complement the next generation data center consolidation efforts and improve the efficiency of overall operations. Leveraging 10 Gb/s Ethernet to carry data networking, storage and clustering traffic simplifies network infrastructure and reduces the number of cables, switch ports and adapters which lowers the overall power, cooling and space requirements.
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
An emerging trend in data storage devices is “tiered storage.” Tiered storage is a single data storage environment partitioned by drive price, performance, capacity, or function. In an effort to use resources more efficiently, a single storage array may contain disk drives with multiple protocols. For example, an array may contain Fibre Channel drives for primary storage and SATA drives for backup or secondary storage. Embedded switches, routers, and bridges inside the array help facilitate the trend.

Our Products
We are a leading designer, developer and supplier of HBAs, mezzanine cards, UCNAs, Pass-Through Modules (PTM), embedded storage switches, embedded bridges, embedded routers, I/O ASICs, and SOC ASICs that enhance access to, and storage of, electronic data and applications. In fiscal 2004, the acquisition of Vixel Corporation (Vixel) enabled us to enter the embedded storage market. In fiscal 2006, the acquisition of Aarohi Communications, Inc. (Aarohi) facilitated the addition of intelligent data center infrastructure products such as our CNAs. In fiscal 2007, we broadened our embedded footprint adding embedded storage bridges and routers with the acquisition of Sierra Logic, Inc. (Sierra Logic). In fiscal 2009, we entered into a multi-year partnership (including a multi-year joint development and supply agreement) with ServerEngines Corporation (ServerEngines) to deliver converged networking solutions. The combination of Emulex and ServerEngines’ technology creates a unique offering that delivers an ideal foundation for converged networking solutions, including adapters, mezzanine cards and LAN on Motherboard (LOM) solutions.
Host Server Products
Our Host Server Products include the development of chip level and board level server-based I/O adapters including HBAs, mezzanine cards, UCNAs, and PTMs using technologies such as Fibre Channel, FCoE, iSCSI, TCP/IP, and Internet wide area remote direct memory access protocol (iWARP). Our Fibre Channel HBAs, which are the vast majority of our product shipments, connect host computers to a Fibre Channel network. Our adapters support a wide range of operating systems and host computer system interfaces, including both Peripheral Component Interconnect (PCI ) and PCI Express-based platforms. Our Fibre Channel HBA offerings include single, dual, and quad port adapters at throughput speeds of eight Gb/s, four Gb/s, and two Gb/s for use in very large, medium, and down to small sized organizations. Our PTM provides a full bandwidth dedicated connection between the servers and the SAN for customers with an existing switch infrastructure.
We recently introduced our OneConnect UCNAs to our Host Server Products family. The Emulex OneConnect UCNA is a single chip, high performance 10Gb/s Ethernet platform designed to address the key challenges of evolving data center networks and improve the overall efficiency of data center operations. Unlike first generation CNAs that only provide FCoE convergence, the Emulex OneConnect UCNA provides optimized performance for all protocols (TCP/IP, FCoE, iSCSI, and iWARP) enabling one card for all applications and all leading server architectures. The Emulex UCNA platform enables data center managers to consolidate multiple one Gb Ethernet links on to a single 10 Gb Ethernet link. The use of multiple protocol accelerators/offload engines allows Emulex OneConnect UCNA to deliver maximum performance, regardless of the mix of protocol traffic. This diverse applicability of the UNCA simplifies server hardware configurations and reduces servers sprawl in the data center.
Emulex HBAs and UCNAs are based upon our internally developed Fibre Channel IOCs as well as that of our technology partner ServerEngines. These IOCs can be utilized not only in HBAs and mezzanine cards, but may also be integrated directly on computer motherboards in environments where the requirements for Networking and Fibre Channel connectivity are well defined, including rack servers, blade servers and mainframes. In addition, these IOCs are used in embedded I/O environments such as disk and tape storage arrays and storage appliances. Revenues from these applications are included in our Embedded Storage Products.
Embedded Storage Products
Our Embedded Storage Products include the development of chip level, board level, and box level array-based products that provide connectivity and protocol emulation functions. This includes embedded IOCs, I/O Processors (IOPs), SOCs, embedded bridges (FC/SATA/SAS), and embedded routers (FC/SATA/SAS). Emulex offers a complete portfolio of integrated, embedded storage networking products, providing customers a complete, end-to-end solution set for enterprise storage systems. Emulex was the first company to integrate support for the three standard serial storage protocols, including Fibre Channel, SAS and SATA, within a single embedded device.

The continued demands for increased storage array capacity and system scalability, and the performance and reliability deterioration resulting from such demand have emerged as significant issues facing the storage industry. Our InSpeed Embedded Storage Switch products are designed to be a cost effective solution to address these issues.
To help storage system manufacturers address the issues related to arbitrated loop architectures, we have developed a highly integrated SOC that incorporates our InSpeed technology. InSpeed is an advanced switching architecture that results in a single chip capable of handling multiple Fibre Channel devices operating at one, two, four, or eight Gb/s speeds.
Our embedded router and bridge products consist of sophisticated chip and firmware solutions emulate Fibre Channel devices while using low cost SATA and SAS Hard Disk Drives (HDDs). These products were added through our acquisition of Sierra Logic during fiscal 2007. These cost effective solutions leverage today’s existing infrastructure of Fibre Channel within enterprise storage applications, but allow storage OEMs to easily add support for SATA and SAS HDDs.
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
Engineering and Development
At June 28, 2009, we employed 448 engineers, other technicians, and support personnel engaged in the development of new products and the improvement of existing products. Engineering and development expenses were approximately $129.8 million, $129.2 million and $117.8 million in 2009, 2008, and 2007, respectively.

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
Competition
The market for our products remains intensely competitive and is characterized by frequent new product introductions, rapid technological change, changing customer preferences, evolving technology, and industry standards.
One of our largest competitors for HBA and CNA products is QLogic Corporation (QLogic). In addition, in mid-2007, Brocade Communications Systems, Inc. (Brocade) announced its entry into the HBA market.
In some markets, our HBAs and CNAs face indirect competition from iSCSI HBA suppliers that include established Fibre Channel competitors as well as new entrants, including established Ethernet suppliers such as Broadcom Corporation (Broadcom), Intel Corporation (Intel), Mellanox Technologies, Ltd. (Mellanox) and other private and public companies who have invested in various aspects of data center networking. Across all storage networking technologies, we face the threat of potential competition from new entrants into the storage networking market, including large technology companies that may develop or acquire differentiating technology and then apply their resources, including established distribution channels and brand recognition, to obtain significant market share.
We believe the competitive factors for our products include price/performance, interoperability, reliability, scalability, silicon integration, technical support, time to market, product roadmap, and extent of installed base. We believe that we compete favorably with respect to these factors. We also believe that we have a competitive strength in the alliances we have built with OEM distribution channels with broad industry support. Some of our other competitive advantages include our robust time-proven Fibre Channel drivers, our single chip multi protocol architecture, our workforce of highly experienced researchers and designers, and our intellectual property.

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
Manufacturing and Suppliers
Our products include board level assemblies that consist primarily of electronic component parts assembled on printed circuit boards (PCBs) and box level products consisting of board level assemblies, cables, and power sources contained within an enclosure. Most component parts can be purchased from two or more sources. However, some key components that we use in our products (including our ASICs) may only be available from single sources with which we do not have contracts. In addition, we design ASICs that are embedded in our assembled products and are also sold directly to OEM customers. These ASICs are also sole sourced and manufactured by third party semiconductor foundries. The majority of our ASICs are manufactured under the direction of LSI, using a variety of qualified semiconductor, assembly, and test suppliers. Marvell Technology Group LTD (Marvell) is another major ASIC partner for some of our InSpeed devices and our FibreSpy products. In fiscal 2009, we entered into a multi-year joint development and supply agreement partnership with ServerEngines to deliver converged networking solutions. In addition to hardware, we design software and firmware, which is provided as embedded programs within our hardware products.
During 2009, Benchmark Electronics, Inc. (Benchmark) manufactured for us at their facility in Guadalajara, Mexico and Ayudhaya, Thailand facilities and Venture Corporation Limited (Venture) manufactured for us at their facility in Jahor-Bahru, Malaysia. Between late fiscal 2007 and early fiscal 2008, we consolidated our contract manufacturers down to two providers and terminated our manufacturing agreement with Celestica. However, Celestica continued to provide repair services until the end of fiscal 2009. In addition, between late fiscal 2008 through mid fiscal 2009, we successfully transitioned manufacturing from Benchmark’s Mexico facilities to their Ayudhaya, Thailand facilities. Through our continuing strategic relationships with Benchmark and Venture, we believe we have a strong global manufacturing operation that supports our growing global customer base and provides us with increased supply chain efficiency, flexibility, and security.
The assembly operations required by our products are typical of the electronics industry, and no unusual methods, procedures or equipment are required. The sophisticated nature of the products, in most cases, requires extensive testing by specialized test devices operated by skilled personnel. Our electronics manufacturing service (EMS) providers provide this testing. However, we also maintain an internal test-engineering group for continuing support of test operations. As of June 28, 2009, we had a total of 63 regular full time manufacturing employees.
Employees
As of June 28, 2009, we employed 768 employees as follows: 448 in engineering and development, 125 in selling and marketing, 132 in general and administrative, and 63 in manufacturing. None of our employees are represented by a labor union, and we believe our employee relations are good.

Executive Officers of the Registrant
The executive and certain other officers of the Company or its principal operating subsidiaries as of June 28, 2009 were as follows:

Name	Position	Age
Paul F. Folino	Executive Chairman	64
James M. McCluney	President and Chief Executive Officer	58
Jeffrey W. Benck	Executive Vice President, Chief Operating Officer	44
Marshall D. Lee(1)	Executive Vice President, Engineering	53
Michael J. Rockenbach	Executive Vice President, Chief Financial Officer, Secretary, and Treasurer	48
Randall G. Wick(1)	Senior Vice President, General Counsel	55

(1)	These persons serve in the indicated capacities as officers of the Registrant’s principal operating subsidiaries; they are not officers of the Registrant.
Mr. Folino joined the Company in May 1993 as president and chief executive officer and as a director, in July 2002 was promoted to chairman of the board and chief executive officer, and in September 2006, became executive chairman. From January 1991 to May 1993, Mr. Folino was president and chief operating officer of Thomas-Conrad Corporation, a manufacturer of local area networking products.
Mr. McCluney joined the Company in November 2003 as president and chief operating officer, and was subsequently appointed to the position of president and chief executive officer in September 2006. Prior to Emulex’s acquisition of Vixel Corporation (Vixel) in November 2003, Mr. McCluney had served as Vixel’s chairman, president and chief executive officer. From October 1997 to January 1999, Mr. McCluney served as president and chief operating officer of Crag Technologies, formerly Ridge Technologies, a storage system manufacturer. From October 1994 to September 1997, Mr. McCluney served in various positions at Apple Computer, Inc., including senior vice president of worldwide operations and vice president of European operations.
Mr. Benck joined the Company in May 2008 as executive vice president and chief operating officer. From April 2007 to March 2008, prior to joining the Company, Mr. Benck was president and chief operating officer of QLogic Corporation, a supplier of storage networking solutions. Prior to joining QLogic Corporation, Mr. Benck worked for International Business Machines Corporation, a global leader in information technology and services, for 18 years.
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
Mr. Wick joined the Company in June 2002 and serves as senior vice president and general counsel. Prior to joining the Company, Mr. Wick served as vice president, chief operating officer and general counsel of TelOptics Corporation, a high tech privately held company, since November 2000. The prior year, he served as a legal consultant for his own firm. Previously, Mr. Wick held the positions of vice president and general counsel for Samsung Electronics America, Inc. from 1998 to 1999 and AST Research, Inc. from 1990 to 1998.
None of the executive officers of the parent Company or officers of its principal operating subsidiaries has any family relationship with any other executive officer of the Company, other officer of its principal operating subsidiaries, or director of the Company.

Item 1A. Risk Factors.
Unsolicited takeover proposals may be disruptive to our business and may adversely affect our operations; results and our ability to retain key employees.
On April 21, 2009, we received an unsolicited takeover proposal from Broadcom Corporation (Broadcom) to acquire all of our outstanding shares of common stock. While Broadcom has allowed its tender offer to expire, there can be no assurance that Broadcom or another third party will not make an unsolicited takeover proposal in the future. The review and consideration of any takeover proposal may be a significant distraction for our management and employees and ,could require the expenditure of significant time and resources by us.
Moreover, any unsolicited takeover proposal may create uncertainty for our employees and this uncertainty may adversely affect our ability to retain key employees and to hire new talent. Any such takeover proposal may also create uncertainty for our customers, suppliers and other business partners, which may cause them to terminate, or not to renew or enter into, arrangements with us. The uncertainty arising from unsolicited takeover proposals and any related litigation may disrupt our business, which could result in an adverse effect on our operating results. Management and employee distraction related to any such takeover proposal also may adversely impact our ability to optimally conduct our business and pursue our strategic objectives.
We have entered into Key Employee Retention Agreements with five of our current executive officers, and adopted a Change in Control Retention Plan, in which currently an additional 24 key employees participate. The participants of these retention arrangements may be entitled to severance payments and benefits, based on a period of between twelve months and two years, upon a termination of their employment by us without cause or by them for good reason in connection with a change of control of our company (each as defined in the applicable agreement or plan). These retention arrangements may not be adequate to allow us to retain critical employees during a time when a change in control is being proposed or is imminent.
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
The size of our potential market is largely dependent on the overall demand for storage in general and in particular upon the broadening acceptance of our storage networking technologies. We believe that our investment in multi protocol solutions that address the high performance needs of the storage networking market provides the greatest opportunity for our revenue growth and profitability for the future. However, the market for storage networking products may not gain broader acceptance and customers may choose alternative technologies that we are not investing in, and/or products supplied by other companies. Interest continues for other storage networking technologies such as Internet Small Computer Systems Interface (iSCSI), which may satisfy some Input/Output (I/O) connectivity requirements through standard Ethernet adapters and software at little to no incremental cost to end users, or through iSCSI Host Bus Adapters (HBAs) that provide bundled offload engine hardware and software. Such iSCSI solutions compete with our Host Server Products, particularly in the low end of the market. We have also announced plans to provide Fibre Channel over Ethernet (FCoE) protocol products to the same OEM customers who purchase Fibre Channel HBAs and mezzanine cards from us which may impact our revenues. In addition, other technologies such as port bypass circuits (PBCs) and serial attached SCSI (SAS) compete with our embedded storage products today, and we may not be able to develop products fast enough or at a sufficiently low cost to compete in this market. Furthermore, since our products are sold as parts of integrated systems, demand for our products is driven by the demand for these integrated systems, including other companies’ complementary products. A lack of demand for the integrated systems or a lack of complementary products required for these integrated systems to be deployed could have a material adverse effect on our business, results of operations, and financial condition. If the storage networking market does not grow, grows more slowly than we anticipate, declines, attracts more competitors than we expect, as discussed below, or if our products do not achieve continued market acceptance, our business, results of operations, and financial condition could be materially adversely affected.
Because a significant portion of our revenues is generated from sales to a limited number of customers, none of which are subject to exclusive or long-term contracts, the loss of one or more of these customers, or our customers’ failure to make timely payments to us, could adversely affect our business.
We rely almost exclusively on OEMs and sales through distribution channels for our revenue. For the fiscal years ended June 28, 2009 and June 29, 2008, respectively, we derived approximately 81% and 75% of our net revenues from sales to OEM customers and approximately 19% and 25% from sales through distribution, respectively. Furthermore, as some of our sales through distribution channels consist of OEM products, OEM customers effectively generated approximately 92% and 90% of our revenue for the fiscal years ended June 28, 2009 and June 29, 2008, respectively. Moreover, direct sales to our top five customers accounted for approximately 61% for both the fiscal years ended June 28, 2009 and June 29, 2008. We may be unable to retain our current OEM and distributor customers or to recruit additional or replacement customers.
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
Our revenues and results of operations have varied on a quarterly basis in the past and may vary significantly in the future. Accordingly, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful, and you should not rely on such comparisons as indications of our future performance. We may be unable to maintain our current levels of growth or profitability in the future. Our revenues and results of operations are difficult to forecast and could be adversely affected by many factors, including, but not limited to:
•	Changes in the size, mix, timing and terms of OEM and/or other customer orders;
•	Changes in the sales and deployment cycles for our products and/or desired inventory levels for our products;
•	Acquisitions or strategic investments by our customers, competitors or us;
•	Effect of any actual or potential unsolicited offers to acquire us;
•	Timing and market acceptance of new or enhanced product introductions by us, our OEM customers and/or competitors;
•	Market share losses or difficulty in gaining incremental market share;
•	Fluctuations in product development, procurement, resource utilization and other operating expenses;
•	Component shortages;
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
Historically, we have generally shipped products quickly after we received orders, meaning that we do not always have a significant backlog of unfilled orders, in particular for our HBA products. As a result, our revenues in a given quarter may depend substantially on orders booked during that quarter. Alternatively, orders already in backlog may be deferred or cancelled. Also, we have typically generated a large percentage of our quarterly revenues in the last month of the quarter. As a result of our expense levels being largely based on our expectations of future sales and continued investment in research and development, in the event we experience unexpected decreases in sales, our expenses may be disproportionately large relative to our revenues, and we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. A material shortfall in sales in relation to our quarterly expectations or any delay, deferral, or cancellation of customer orders would likely have an immediate and adverse impact on our results of operations and may adversely affect our stock price.
Our industry is subject to rapid technological change, thus our results of operations could be adversely affected if we are unable to keep pace with the changes to successfully compete.
The markets for our products are characterized by rapidly changing technology, evolving industry standards, and the frequent introduction of new products and enhancements. Our future success depends in large part on our ability to enhance our existing products and to introduce new products on a timely basis to meet changes in customer preferences and evolving industry standards. Currently, new and proposed technologies such as eight, 10, and 16 Gb/s Fibre Channel solutions; FCoE; Enhanced Ethernet; 10 Gb/s Ethernet solutions; low latency Ethernet solutions; Data Center Ethernet; Infiniband; iSCSI; PCI-X 2.0; PCI Express Gen one, two, and three; PCI Express Advanced Switching; SATA; SAS; and Remote Direct Memory Access (RDMA); are in development by many companies and their ultimate acceptance and deployment in the market is uncertain. We are developing some, but not all of these technologies, and we cannot be sure that the technologies we chose to develop will achieve market acceptance, or that technologies that we chose not to develop will be available to purchase or license from third parties or will be immaterial to our business. Furthermore, if our products are not available in time for the qualification cycle at an OEM, we may be forced to wait for the next qualification cycle which is typically three years if at all. In addition, new products and enhancements developed by us may not be backwards compatible to existing equipment already installed in the market. If we are unable, for technological or other reasons, to develop new products, enhance or sell existing products, or consume raw materials in a timely and cost effective manner in response to technological and market changes, our business, results of operations, and financial condition may be materially adversely affected.
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
Storage device density continues to improve rapidly and at some point in the future, the industry may experience a period where the advancement in technology may increase storage device capacity to a level that may equal or exceed the need for digital data storage requirements. This would result in a situation where the number of units of storage devices required in the marketplace may flatten out or even decrease. Our growth in revenue depends on growth in unit shipments to offset declining average selling prices. To the extent that growth in storage device unit demand slows or decreases, our financial condition and results of operations may be materially adversely affected.
A decrease in the average unit selling prices or an increase in the manufactured cost of our products due to inflation or other factors could adversely affect our revenue, gross margins and financial performance.
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
We have engaged in joint development projects with third parties in the past and we expect to continue doing so in the future. Currently, we have investments in, receivables from, and commitments to various third parties related to these joint development efforts. Joint development can magnify several risks for us, including the loss of control over development of aspects of the jointly developed products and over the timing of product availability. Accordingly, we face increased risk that joint development activities will result in products that are not commercially successful or that are not available in a timely fashion. Any failure to timely develop commercially successful products through our joint development activities could have a material adverse effect on our business, results of operations, and financial condition.
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
As we have transitioned the material procurement and management for our key components used in our board or box level products to our EMS providers, we face increasing risks associated with ensuring product availability. Further, an adverse inventory management control issue by one or more of our third party suppliers could have a material adverse effect on our business, results of operations, and financial condition. We also purchase ASIC components from sole source suppliers, including LSI Corporation, Marvell Technology Group Ltd., Intel Corporation, and ServerEngines Corporation, who in turn rely on a limited number of their suppliers to manufacture ASICs, all of which create risks in assuring such component availability.
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

Certain of our software (as well as that of our customers) may be derived from so-called “open source” software that is generally made available to the public by its authors and/or other third parties. Such open source software is often made available to us under licenses, such as the GNU General Public License (GPL), which impose certain obligations on us in the event we were to distribute derivative works of the open source software. These obligations may require us to make source code for the derivative works available to the public, or license such derivative works under a particular type of license, rather than the forms of licenses customarily used to protect our intellectual property. In the event the copyright holder of any open source software were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be required to release the source code of that work to the public and/or stop distribution of that work.
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
For the fiscal years ended June 28, 2009 and June 29, 2008, sales in the United States accounted for approximately 38% and 40% of our total net revenues, sales in Asia Pacific accounted for approximately 29% and 26% of our total net revenues, and sales in Europe, Middle East, Africa, and the rest of the world accounted for approximately 33% and 34% of our total net revenues, based on billed-to address, respectively. We expect that our sales will be similarly distributed for the foreseeable future. However, because we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our sales may not be reflective of the geographic mix of end-user demand or installations. All of our sales are currently denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. In addition, an increasing amount of our expenses will be incurred in currencies other than U.S. dollars and as a result, we will be required from time to time to convert currencies to meet our obligations. Additionally, our suppliers are increasingly located outside the U.S., and a significant portion of our products is produced at our EMS providers’ production facilities in Thailand and Malaysia. Furthermore, in connection with the reorganization of our international subsidiaries, we established a company in Ireland, and a significant portion of our sales and operations will now also occur in countries outside of the U.S. As a result, we are subject to the risks inherent in international operations. Our international business activities could be affected, limited or disrupted by a variety of factors, including, but not limited to:
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
We may pursue acquisitions or strategic investments, including loans to private companies, that could provide new technologies, products, or service offerings. Acquisitions or strategic investments may negatively impact our results of operations as a result of operating losses incurred by the acquired entity, the use of significant amounts of cash, potentially dilutive issuances of equity or equity-linked securities, incurrence of debt, amortization of intangible assets with determinable lives, or impairment of intangible assets. Furthermore, we may incur significant expenses pursuing acquisitions or strategic investments that ultimately may not be completed. Moreover, to the extent that any proposed acquisition or strategic investment that is not favorably received by stockholders, analysts and others in the investment community, the price of our stock could be adversely affected. In addition, acquisitions or strategic investments involve numerous risks, including, but not limited to:
•	Difficulties in the assimilation of the operations, technologies, products, and personnel of the acquired company;
•	Purchased technology that is not adopted by customers in the way or the time frame we anticipated;
•	Diversion of management’s attention from other business concerns;
•	Risks of entering markets in which we have limited or no prior experience;
•	Risks associated with assuming the legal obligations of the acquired company;
•	Losses incurred by our strategic investments that may be required to be reflected in our results;
•	Risks related to the effect that the acquired company’s internal control processes might have on our financial reporting and management’s report on our internal controls over financial reporting;
•	Potential loss of key employees of the company we invested in or acquired;
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
The stock market in general and the stock prices in technology based companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. For example, during calendar year 2009 through August 12, the closing sales price of our common stock ranged from a low of $4.53 per share to a high of $11.30 per share. Factors that could have a significant impact on the market price of our stock include, but are not limited to, the following:
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
In addition, Broadcom’s initiation and subsequent abandonment of its unsolicited takeover proposal to acquire all of the shares of our common stock has resulted in volatility in the price of our common stock. Any other takeover proposal by any third party to acquire the outstanding shares of our common stock may result in further volatility in the price of our common stock. If a takeover does not occur, for any reason, the market price of our common stock may decline. In addition, our stock price may decline as a result of the fact that we have been required to incur, and will continue to be required to incur, significant expenses related to the Broadcom unsolicited takeover proposal.
In the past, companies, including us, that have experienced volatility in the market price of their stock have been subject to securities class action litigation. If we were to be the subject of similar litigation in the future or experience unfavorable outcomes in any of our pending litigation, as discussed in Note 11 in the accompanying notes to our consolidated financial statements contained elsewhere herein, it could have a material adverse effect on our business, results of operations, and financial condition. Such litigation would also divert management’s attention from other business matters.
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
The final determination of our income tax liability may be materially different from our income tax provisions and accruals and our tax liabilities may be adversely affected by changes in applicable tax laws.
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
We have adopted transfer-pricing procedures between our subsidiaries to regulate intercompany transfers. Our procedures call for the licensing of intellectual property, the provision of services, and the sale of products from one subsidiary to another at prices that we believe are equivalent to arm’s length negotiated pricing. We have established these procedures due to the fact that some of our assets, such as intellectual property, developed in the U.S., will be utilized among other affiliated companies. If the U.S. Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully require changes to our transfer pricing practices, we could become subject to higher taxes and our earnings would be adversely affected. Any determination of income reallocation or modification of transfer pricing laws can result in an income tax assessment on the portion of income deemed to be derived from the U.S. or other taxing jurisdiction.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate offices and principal product development facilities, which were purchased in 2004, are currently located in approximately 180,000 square feet of buildings in Costa Mesa, California. We lease facilities in California, Colorado, Massachusetts, Washington, and Bangalore, India primarily for engineering and development and approximately 11 other remote offices, primarily for sales, throughout the world.
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
On April 21, 2009, Broadcom filed a lawsuit in the Court of Chancery of the State of Delaware against the Company and the members of the Board in conjunction with the announcement of its proposal to acquire control of the Company. On May 5, 2009, Broadcom filed an amended complaint. The amended complaint asserts counts for declaratory relief and breach of fiduciary duty in connection with the amendments to the Bylaws adopted in January 2009 and the Company’s new stockholder rights plan adopted in January 2009 to replace its expiring rights plan. The amended complaint alleges that the directors breached their fiduciary duties by maintaining the Bylaw amendments and failing to redeem the stockholder rights plan in the face of the Offer. The complaint seeks: (1) a declaration that Section 6.4 of the Bylaws is invalid and void; (2) a declaration that the Board breached its fiduciary duties by maintaining the amendments to the Bylaws and maintaining and/or refusing to redeem the stockholder rights plan; (3) an injunction preventing the Board from relying on, implementing, applying or enforcing the January 2009 amendments to the Bylaws and the new stockholder rights plan; (4) an injunction preventing the Board from taking any improper action designed to impede, or which has the effect of impeding, Broadcom’s April 21, 2009 proposal to acquire the Company, its May 5, 2009 tender offer and its efforts to acquire control of the Company; and (5) costs and disbursements, including attorneys’ and expert fees. On June 29, 2009, Broadcom filed a Notice of Dismissal dismissing the lawsuit filed by Broadcom without prejudice.

On April 27, 2009, Reid Middleton filed a lawsuit in the Court of Chancery of the State of Delaware on behalf of himself and all other similarly situated stockholders of the Company and derivatively on behalf of the Company. The complaint names the members of the Board as defendants and the Company as a nominal defendant. The complaint asserts a claim for breach of fiduciary duty on behalf of a putative class of holders of Shares and a derivative claim for devaluation of the Company stemming from the Company’s January 2009 amendments to its Bylaws, adoption of a new stockholder rights plan to replace its expiring rights plan, and amendments to its Key Employee Retention Agreements, and actions in response to Broadcom’s announcement of its proposal to acquire the Company. The complaint seeks declaratory and injunctive relief, compensatory damages, interest and costs, including attorneys’ and expert fees.
On May 6, 2009, Jim Robbins filed a lawsuit in the Superior Court of the State of California, County of Orange, on behalf of himself and all other similarly situated stockholders of the Company (the “California Litigation”). The complaint names the members of the Board and the Company as defendants. The complaint asserts a claim for breach of fiduciary duty on behalf of a putative class of holders of Shares relating to the Company’s January 2009 amendments to its Bylaws, adoption of a new stockholder rights plan to replace its expiring rights plan, and amendments to its Key Employee Retention Agreements, and actions in response to Broadcom’s announcement of its proposal to acquire the Company. The complaint seeks declaratory and injunctive relief, a constructive trust upon any benefits improperly received as a result of the alleged wrongful conduct and breach of any duty owed to the holders of Shares, and costs, including attorneys’ and expert fees.
On May 7, 2009, Kamwai Fred Chan filed a lawsuit in the Court of Chancery of the State of Delaware on behalf of himself and all other similarly situated stockholders of the Company. The complaint names the members of the Board and the Company as defendants. The complaint asserts a claim for breach of fiduciary duty on behalf of a putative class of holders of Shares relating to the Company’s January 2009 amendments to its Bylaws, adoption of a new stockholder rights plan to replace its expiring rights plan, and amendments to its Key Employee Retention Agreements, and actions in response to Broadcom’s announcement of its proposal to acquire the Company. The complaint seeks declaratory and injunctive relief, compensatory damages, interest and costs, including attorneys’ and expert fees.
On May 11, 2009, the Court of Chancery of the State of Delaware granted plaintiff Reid Middleton’s motion to expedite proceedings and set a trial date in the three foregoing lawsuits (the “Delaware Litigation”) beginning on July 8, 2009. On July 6, 2009, the Court of Chancery continued the July 8, 2009 trial date indefinitely.
Also on May 11, 2009, Pipefitters Local No. 636 Defined Benefit Plan filed a lawsuit in the Court of Chancery of the State of Delaware on behalf of itself and all other similarly situated stockholders of the Company and derivatively on behalf of the Company. The complaint names the members of the Company’s Board as defendants and the Company as a nominal defendant. The complaint asserts a claim for breach of fiduciary duty on behalf of a putative class of holders of Shares relating to the Company’s January 2009 amendments to its Bylaws, adoption of a new shareholder rights plan to replace its expiring rights plan, amendments to its Key Employee Retention Agreements, and actions in response to Broadcom’s announcement of its proposal to acquire the Company. The Complaint also asserts a derivative claim for breach of fiduciary duty based on the same actions. The complaint seeks declaratory and injunctive relief, including mandatory injunctive relief, and costs, including attorneys’ and expert fees.
On May 12, 2009, Norfolk County Retirement System filed a lawsuit in the Court of Chancery of the State of Delaware on behalf of itself and all other similarly situated stockholders of the Company. The complaint names the members of the Company’s Board and the Company as defendants. The complaint asserts a claim for breach of fiduciary duty on behalf of a putative class of holders of Shares relating to the Company’s January 2009 amendments to its Bylaws, adoption of a new shareholder rights plan to replace its expiring rights plan, and amendments to its Key Employee Retention Agreements, and actions in response to Broadcom’s announcement of its proposal to acquire the Company. The complaint seeks declaratory and injunctive relief, compensatory damages, interest and costs, including attorneys’ and expert fees.

On May 29, 2009, the Company filed a lawsuit in the Superior Court of the State of California for the County of Orange against Broadcom. The complaint asserts violations of Sections 1709 and 1710 of the California Civil Code, intentional interference with contractual relations, intentional interference with prospective economic advantage and unfair competition. The complaint seeks (1) an injunction precluding Broadcom from failing and refusing to disclose all material information as required by law; proceeding with the Offer unless and until all material information as required by law is disclosed and corrected; and making any communication with any person or entity known or believed by Broadcom to be an existing Company customer in violation of the torts of business interference in violation of law; (2) costs, expenses, and reasonable attorneys’ fees pursuant to statutory and common law; and (3) such other and further relief as the Court deems just and proper. On June 8, 2009, Broadcom filed a Notice of Removal to remove this lawsuit to federal court. On June 16, 2009, the Company filed a motion to remand the lawsuit back to state court and to expedite briefing and the hearing on the motion. On June 17, 2009, the federal court ordered expedited briefing and scheduled a hearing. On June 29, 2009, the federal court ordered the lawsuit to be remanded back to state court.
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
Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 2009.
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

	High	Low
2009
Fourth Quarter	$11.44	$4.82
Third Quarter	7.75	4.53
Second Quarter	11.00	6.08
First Quarter	14.32	9.77
2008
Fourth Quarter	$17.08	$11.75
Third Quarter	16.95	12.88
Second Quarter	22.48	15.88
First Quarter	23.80	16.51
Number of Common Stockholders
The approximate number of holders of record of our common stock as of August 12, 2009 was 322.

Dividends
We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain our earnings for the development of our business.
On January 14, 2009, the Board of Directors declared a dividend distribution of one preferred stock purchase right for each share of common stock. The rights were distributed on January 24, 2009 to the stockholders of record on the close of business on that date.
Issuer Purchases of Equity Securities
On December 5, 2006, we announced that our Board of Directors had authorized the repurchase of up to $150.0 million of our outstanding common stock over the next two years. The repurchases under this plan were completed in the first quarter of fiscal 2009.
In early August 2008, our Board of Directors authorized a new plan to repurchase up to $100.0 million of our outstanding common stock. In April 2009, upon receipt of an unsolicited takeover proposal and related tender offer from Broadcom Corporation to acquire us, our Board of Directors elected to temporarily suspend any activity under the share repurchase plan. In light of Broadcom’s announcement of its decision to allow its tender offer to expire on July 14, 2009, Emulex’s Board of Directors elected to reactivate the $100.0 million share repurchase plan effective July 15, 2009. Through June 28, 2009, no repurchases were made under this plan. From June 29, 2009 through August 21, 2009, the Company has repurchased 2.0 million shares of its common stock for an aggregate purchase price of approximately $18.2 million or an average of $9.10 per share under this plan. We may repurchase shares from time-to-time in open market purchases or privately negotiated transactions. The share repurchases will be financed by available cash balances and cash from operations.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
	Total Number	Average	Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased under the
Period	Purchased	per Share	Or Programs	Plans or Programs
March 30, 2009 — April 26, 2009	—	—	—	$100,000,000
April 27, 2009 — May 24, 2009	—	—	—	$100,000,000
May 25, 2009 — June 28, 2009	—	—	—	$100,000,000

Total	—	—	—	$100,000,000

Sales of Unregistered Securities
There were no sales of unregistered securities for the three months ended June 28, 2009.
Equity Compensation Plan Information
See Part III, Item 12 — “Security Ownership of Certain Beneficial Owners and Management” for certain information regarding our equity compensation plans.

Stock Performance Graph
The graph below compares the cumulative total stockholder return on the Company’s common stock with the cumulative total return on the Standard & Poor’s 500 Index and the S&P 500 Computer Storage and Peripherals Index for the period of five fiscal years commencing June 28, 2004 and ended June 28, 2009.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
EMULEX CORPORATION COMMON STOCK, S&P 500 INDEX AND
S&P 500 COMPUTER STORAGE AND PERIPHERALS INDEX

*	Assumes the value of the investment in the Company’s common stock and each index was $100 on June 28, 2004.

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
Selected Consolidated Statements of Operations Data

	Year Ended
	June 28,	June 29,	July 1,	July 2,	July 3,
	2009	2008	2007	2006(1)	2005(1)
	(in thousands, except per share data)
Net revenues:
Host Server Products	$284,099	$352,687	$357,279	$340,566	$320,171
Embedded Storage Products	93,559	134,858	107,578	59,203	49,057
Other	564	756	5,330	3,044	6,425

Total net revenues	378,222	488,301	470,187	402,813	375,653

Cost of sales	146,465	187,077	195,579	163,993	154,530

Gross profit	231,757	301,224	274,608	238,820	221,123

Operating expenses:
Engineering and development	129,795	129,232	117,833	89,669	79,971
Selling and marketing	53,460	57,946	47,870	36,169	32,441
General and administrative	41,888	38,531	31,416	23,680	11,636
Amortization of other intangible assets	5,337	9,260	12,082	10,944	11,314
Impairment of other intangible assets	—	—	2,001	—	—
Impairment of goodwill	—	—	—	—	1,096
In-process research and development	—	—	19,225	17,272	—

Total operating expenses	230,480	234,969	230,427	177,734	136,458

Operating income	1,277	66,255	44,181	61,086	84,665

Nonoperating income, net:
Interest income	4,362	11,672	20,000	21,150	13,106
Interest expense	(29)	(27)	(1,179)	(2,494)	(4,202)
Gain on repurchase of convertible subordinated notes	—	—	—	—	20,514
Other (expense) income, net	(4)	17	(3,919)	173	(2,273)

Total nonoperating income, net	4,329	11,662	14,902	18,829	27,145

Income before income taxes	5,606	77,917	59,083	79,915	111,810
Income tax (benefit) provision	(1,938)	84,988	29,649	39,464	40,221

Net income (loss)	$7,544	$(7,071)	$29,434	$40,451	$71,589

Net income (loss) per share:
Basic	$0.09	$(0.09)	$0.35	$0.48	$0.86

Diluted	$0.09	$(0.09)	$0.34	$0.46	$0.80

Number of shares used in per share computations:
Basic	80,440	82,147	84,545	83,920	82,819

Diluted	81,879	82,147	89,089	91,259	92,970

(1)	Net revenues have been reclassified into Host Server Products, Embedded Storage Products, and Other categories for all fiscal years presented.

Selected Consolidated Balance Sheet Data

	Year Ended
	June 28,	June 29,	July 1,	July 2,	July 3,
	2009	2008	2007	2006	2005
	(in thousands)
Total current assets	$406,553	$457,047	$399,054	$707,554	$584,457
Total current liabilities	52,240	87,605	70,529	302,564	76,644

Working capital	354,313	369,442	328,525	404,990	507,813
Total assets	658,918	699,056	659,477	860,157	801,781
Convertible subordinated notes	—	—	—	235,177	233,382
Accumulated deficit	(396,070)	(403,614)	(401,982)	(431,416)	(471,867)
Total stockholders’ equity	569,444	575,839	581,907	556,913	477,591
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
Actual future results could differ materially from those described in the forward-looking statements as a result of a variety of factors, including those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, and, in particular, those in the section entitled “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K included elsewhere herein. We expressly disclaim any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances. We wish to caution readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. In light of the uncertainty of the economy generally, and the technology and storage segments specifically, it is difficult to determine if past experience is a good guide to the future and makes it impossible to determine if markets will grow or shrink in the short term. Recent disruptions in world credit and equity markets and the resulting economic uncertainty for our customers and the storage networking market as a whole has resulted in a downturn in information technology spending that has and could continue to adversely affect our revenues and results of operations. Furthermore, the effect of any actual or potential unsolicited offers to acquire us may have an adverse effect on our operations. As a result of this uncertainty, we are unable to predict with any accuracy what future results might be. Other factors affecting these forward-looking statements include, but are not limited to, the following: slower than expected growth of the storage networking market or the failure of our Original Equipment Manufacturer (OEM) customers to successfully incorporate our products into their systems; our dependence on a limited number of customers and the effects of the loss of, or decrease or delays in orders by, any such customers, or the failure of such customers to make payments; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of our or our OEM customers’ new or enhanced products; the variability in the level of our backlog and the variable and seasonal procurement patterns of our customers; impairment charges, including but not limited to goodwill and intangible assets; changes in tax rates or legislation; the effects of terrorist activities, natural disasters and any resulting political or economic instability; the highly competitive nature of the markets for our products as well as pricing pressures that may result from such competitive conditions; the effect of rapid migration of customers towards newer, lower cost product platforms; possible transitions from board or box level to application specific computer chip solutions for selected applications; a shift in unit product mix from higher-end to lower-end or mezzanine card products; a decrease in the average unit selling prices or an increase in the manufactured cost of our products; delays in product development; our reliance on third-party suppliers and subcontractors for components and assembly; any inadequacy of our intellectual property protection or the potential for third-party claims of infringement; our ability to attract and retain key technical personnel; our ability to benefit from our research and development activities; our dependence on international sales and internationally produced products; the effect of acquisitions; changes in accounting standards; and the potential effects of global warming and any resulting regulatory changes on our business. These and other factors which could cause actual results to differ materially from those in the forward-looking statements are discussed elsewhere in this Form 10-K, in our other filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

Executive Overview
Emulex creates enterprise-class products that connect storage, servers and networks. We are a leading supplier of a broad range of advanced storage networking convergence solutions. The world’s leading server and storage providers depend on our products to help build high performance, highly reliable, and scalable storage networking solutions. Our products and technologies leverage flexible multi protocol architectures that extend from deep within the storage array to the server edge of storage area networks (SANs). Our host server products include host bus adapters (HBAs), converged network adapters (CNAs), mezzanine cards for blade servers, embedded storage bridges, routers and switches, storage Input/Output controllers (IOCs), and data center networking solutions. HBAs, CNAs, and mezzanine cards are the data communication products that enable servers to connect to storage networks by offloading communication processing tasks as information is delivered and sent to the storage network. Our embedded storage products include bridges, routers and switches, and IOCs, which are deployed inside storage arrays, tape libraries and other storage appliances.
Our Company operates within a single business segment that has two market focused product lines — Host Server Products (HSP) and Embedded Storage Products (ESP). HSP includes both Fibre Channel based connectivity products and Enhanced Ethernet based products that support Internet Protocol (IP) and storage networking, including Transmission Control Protocol (TCP)/IP, Internet Small Computer System Interface (iSCSI), Network Attached Storage (NAS) and Fibre Channel over Ethernet (FCoE). Our Fibre Channel based products include LightPulse® Host Bus Adapters (HBA), custom form factor solutions for Original Equipment Manufacturer (OEM) blade servers and ASICs. These products enable servers to efficiently connect to SANs by offloading data communication processing tasks from the server as information is delivered and sent to the storage network. Our Enhanced Ethernet based products include OneConnect Universal Converged Network Adapters (UCNAs) that enable true network convergence.
Emulex’s Host Server Products (HSP) include both Fibre Channel (FC) based connectivity products and Enhanced Ethernet based products that support Internet Protocol (IP) and storage networking, including Transmission Control Protocol (TCP)/IP, Internet Small Computer System Interface (iSCSI), Network Attached Storage (NAS) and Fibre Channel over Ethernet (FCoE). Our Fibre Channel based products include LightPulse® Host Bus Adapters (HBA), custom form factor solutions for Original Equipment Manufacturer (OEM) blade servers and ASICs. These products enable servers to efficiently connect to Fibre Channel storage area networks (SANs) by offloading data communication processing tasks from the server as information is delivered and sent to the storage network. Our Enhanced Ethernet based products include OneConnect Universal Converged Network Adapters (UCNAs) that enable true network convergence.
ESP includes our InSpeed®, FibreSpy®, IOC solutions, switch-on-a-chip (SOC) and bridge and router products. Embedded storage switches, bridges, routers, and IOCs are deployed inside storage arrays, tape libraries, and other storage appliances, connect storage controllers to storage capacity delivering improved performance, reliability, and storage connectivity.
Our Other category primarily consists of contract engineering services, legacy and other products.
We rely almost exclusively on OEMs and sales through distribution channels for our revenue. Our OEM customers include the world’s leading server and storage providers, including Dell Inc. (Dell), EMC Corporation (EMC), Fujitsu Ltd. (Fujitsu), Groupe Bull (Bull), Hewlett-Packard Company (Hewlett-Packard), Hitachi Data Systems (HDS), Hitachi Limited (Hitachi), International Business Machines Corporation (IBM), LSI Corporation (LSI), NEC Corporation (NEC), Network Appliance, Inc. (NetApp), Quantum Corporation (Quantum), Sun Microsystems, Inc. (Sun), Unisys Corporation (Unisys), and Xyratex Ltd. (Xyratex). Our distribution partners include Arrow ECS Denmark A/S (Arrow), Avnet, Inc. (Avnet), Bell Microproducts, Ltd. (Bell), Info X Distribution, LLC (Info X), Ingram Micro Inc. (Ingram Micro), Macnica Networks Corporation (Macnica), Netmarks Inc. (Netmarks), Tech Data Corporation (Tech Data), and Tokyo Electron Device Ltd. (TED). The market for storage networking infrastructure solutions is concentrated among large OEMs, and as such, a significant portion of our revenues are generated from sales to a limited number of customers.

Recent disruptions in world credit and equity markets and the resulting economic uncertainty for our customers and the storage networking market as a whole has resulted in a downturn in information technology spending that has and could continue to adversely affect our revenues and results of operations. As a result of this uncertainty, we plan to continue to closely manage our controllable expenses while investing in research and development, sales and marketing, capital equipment, and facilities in order to achieve our growth and market leadership goals. As of June 28, 2009, we had a total of 768 employees.
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
Global Initiatives
As part of our global initiatives, we created an Irish subsidiary to expand our international operations by providing local customer service and support to our customers outside of the United States in the fourth quarter of fiscal 2008. In addition, Emulex granted an intellectual property license and entered into a research and development cost sharing agreement with a newly formed subsidiary in the Isle of Man. The terms of the license require, among other matters, that the subsidiary make prepayments of expected royalties to a U.S. subsidiary, the first of which was paid before the end of fiscal 2008 in the amount of approximately $131.0 million, for expected royalties relating to fiscal 2009 through 2015. While these global initiatives are expected to significantly reduce our effective tax rate beginning with fiscal 2010, the first prepayment and cost sharing agreement expenses, including the associated tax expense recorded in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48), resulted in an incremental tax expense of approximately $58.5 million and increased our effective tax rate to approximately 109% for fiscal 2008.
Our cash balances and investments are held in numerous locations throughout the world. Once our global initiatives are implemented, the cash and investments held outside of the U.S. are expected to increase, primarily in our Isle of Man and Ireland subsidiaries. Substantially all of the amounts held outside of the U.S. will be available for repatriation at any time, but under current law, repatriated funds would be subject to U.S. federal income taxes, less applicable foreign tax credits.
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
Since the completion of the acquisitions, the operations of Sierra Logic have been integrated into our operations and are included within our one operating segment, networking products.

Results of Operations for Emulex Corporation and Subsidiaries
The following discussion and analysis should be read in conjunction with the selected consolidated financial data set forth in Item 6 — “Selected Consolidated Financial Data,” and our Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K. All references to years refer to our fiscal years ended June 28, 2009, June 29, 2008, and July 1, 2007, as applicable, unless the calendar year is specified. The following table sets forth certain financial data for the years indicated as a percentage of net revenues.

	Percentage of Net Revenues
	2009	2008	2007
Net revenues:
Host Server Products	75.1%	72.2%	76.0%
Embedded Storage Products	24.7	27.6	22.9
Other	0.2	0.2	1.1

Total net revenues	100.0	100.0	100.0

Cost of sales	38.7	38.3	41.6

Gross profit	61.3	61.7	58.4

Operating expenses:
Engineering and development	34.3	26.4	25.0
Selling and marketing	14.1	11.9	10.2
General and administrative	11.1	7.9	6.7
Amortization of other intangible assets	1.4	1.9	2.6
Impairment of other intangible assets	—	—	0.4
In-process research and development	—	—	4.1

Total operating expenses	60.9	48.1	49.0

Operating income	0.3	13.6	9.4

Nonoperating income, net:
Interest income	1.2	2.4	4.3
Interest expense	—	—	(0.3)
Other (expense) income, net	—	—	(0.8)

Total nonoperating income, net	1.2	2.4	3.2

Income before income taxes	1.5	16.0	12.6
Income tax (benefit) provision	(0.5)	17.4	6.3

Net income (loss)	2.0%	(1.4)%	6.3%

Fiscal 2009 versus Fiscal 2008
Net Revenues. Net revenues for fiscal 2009 decreased approximately $110.1 million, or 23%, to approximately $378.2 million, compared to approximately $488.3 million in fiscal 2008. We believe the decrease in net revenues for fiscal 2009 compared to fiscal 2008 was primarily due to a global economic slowdown that has resulted in decreased spending in general, and in the technology sector specifically.
Net Revenues by Product Line
From a product line perspective, net revenues generated from our HSPs for fiscal years 2009 and 2008 represented the majority of our net revenues. Our net revenues by product line were as follows:

	Net Revenues by Product Line
		Percentage of		Percentage of	Increase/	Percentage
	2009	Net Revenues	2008	Net Revenues	(Decrease)	Change
	(Dollars in thousands)
Host Server Products	$284,099	75%	$352,687	72%	$(68,588)	(19)%
Embedded Storage Products	93,559	25	134,858	28	(41,299)	(31)%
Other	564	—	756	—	(192)	(25)%

Total net revenues	$378,222	100%	$488,301	100%	$(110,079)	(23)%

Net revenues are impacted by average selling price and units shipped. Average selling price by product line, in particular, will be impacted by the mix of products shipped.
HSP consists of HBAs, mezzanine cards, I/O ASICs, and UCNAs. For fiscal 2009, our Fibre Channel based products are still the vast majority of our HSP revenues. The decrease in our HSP net revenue for fiscal 2009 compared to fiscal 2008 was primarily due to a decrease of approximately 12% in average selling price combined with a decrease of approximately 9% in units shipped.
ESP primarily consists of our InSpeed®, FibreSpy®, input/output controller solutions, and bridge and router products. The decrease in our ESP net revenue fiscal 2009 compared to fiscal 2008 was primarily due to a decrease in average selling price of approximately 17% combined with a decrease in units shipped of approximately 16%.
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

Net Revenues by Major Customers
			Total Direct
	Direct		and Indirect
	Revenues		Revenues(2)
	2009	2008	2009	2008
Net revenue percentage(1)
OEM:
EMC	—	—	14%	18%
Hewlett-Packard	17%	15%	17%	15%
IBM	22%	21%	31%	28%
Other:
Info X	10%	14%	—	—

(1)	Amounts less than 10% are not presented.

(2)
Customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.

Direct sales to our top five customers accounted for approximately 61% of total net revenues for both fiscal years 2009 and 2008. Our net revenues from customers can be significantly impacted by changes to our customers’ business and their business models.

Net Revenues by Sales Channel
From a sales channel perspective, net revenues generated from OEM customers were approximately 81% of net revenues and sales through distribution were approximately 19% in fiscal 2009 compared to net revenues from OEM customers of approximately 75% and sales through distribution of approximately 25% in fiscal 2008. The increase in OEM net revenues as a percentage of total net revenues was mainly due to our customers migrating from purchasing our products through the distribution channel toward purchasing our products through OEM server manufacturers. Net revenues by sales channel were as follows:

	Net Revenues by Sales Channel
		Percentage of		Percentage of	Increase/	Percentage
	2009	Net Revenues	2008	Net Revenues	(Decrease)	Change
	(Dollars in thousands)
OEM	$306,032	81%	$366,717	75%	$(60,685)	(17)%
Distribution	71,894	19%	121,044	25%	(49,150)	(41)%
Other	296	—	540	—	(244)	(45)%

Total net revenues	$378,222	100%	$488,301	100%	$(110,079)	(23)%

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
Net Revenues by Geographic Territory
For fiscal 2009, United States net revenues decreased by approximately $52.9 million to $144.2 million from $197.1 million in fiscal 2008. For fiscal 2009, international net revenues (Asia Pacific, Europe, Middle East, Africa and rest of the world) decreased by approximately $57.2 million to $234.0 million from $291.2 million in fiscal 2008. Our United States and international net revenues based on billed-to location were as follows:

	Net Domestic and International Revenues
		Percentage of		Percentage of	Increase/	Percentage
	2009	Net Revenues	2008	Net Revenues	(Decrease)	Change
	(Dollars in thousands)
United States	$144,201	38%	$197,063	40%	$(52,862)	(27)%
Asia Pacific	107,914	29%	125,392	26%	(17,478)	(14)%
Europe, Middle East, Africa and rest of the world	126,107	33%	165,846	34%	(39,739)	(24)%

Total net revenues	$378,222	100%	$488,301	100%	$(110,079)	(23)%

We believe the decrease, as a percentage of net revenues, in United States net revenues and international net revenues for fiscal 2009 compared to fiscal 2008 was primarily due to an increase in products being sourced by our customers to locations outside of the United States combined with a global economic slowdown that has resulted in decreased spending in general, and in the technology sector specifically. However, as we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.
Gross Profit. Gross profit consists of net revenues less cost of sales. Our gross profit for fiscal 2009 and fiscal 2008 were as follows (in thousands):

Gross Profit
	Percentage of		Percentage of	Increase/	Percentage
2009	Net Revenues	2008	Net Revenues	(Decrease)	Points Change
$231,757	61%	$301,224	62%	$(69,467)	—%
Cost of sales includes the cost of producing, supporting, and managing our supply of quality finished products. Cost of sales also included approximately $18.9 million and $23.0 million of amortization of technology intangible assets for fiscal years 2009 and 2008 respectively. The decrease in amortization of technology intangible assets was primarily due to various core and developed technology intangible assets from prior acquisitions being fully amortized. Approximately $1.4 million and $1.3 million of share-based compensation expense were included in cost of sales in fiscal years 2009 and 2008, respectively. Gross margin decreased during fiscal 2009 primarily due to the loss of efficiencies resulting from lower manufacturing volume combined with a decline in average sales prices. We anticipate gross margin will trend downward over time as faster growing, lower gross margin products such as mezzanine cards for blade servers and embedded storage products become a bigger portion of our business.

Engineering and Development. Engineering and development expenses consisted primarily of salaries and related expenses for personnel engaged in the design, development, and support of our products. These expenses included third-party fees paid to consultants, prototype development expenses, and computer service costs related to supporting computer tools used in the engineering and design process. Expenses for fiscal 2009 and fiscal 2008 were as follows (in thousands):

Engineering and Development
	Percentage of		Percentage of	Increase/	Percentage
2009	Net Revenues	2008	Net Revenues	(Decrease)	Points Change
$129,795	34%	$129,232	26%	$563	8%
Engineering and development expenses for fiscal 2009 compared to fiscal 2008 increased approximately $0.6 million, or less than 1%. Approximately $10.2 million and $12.0 million of share-based compensation expense was included in engineering and development costs for fiscal 2009 and fiscal 2008, respectively. During fiscal 2009, we implemented organizational changes and recorded approximately $1.9 million in severance and related charges related to engineering. As a result, engineering and development headcount decreased to 448 at June 28, 2009 from 493 at June 29, 2008. The decrease in headcount resulted in a net decrease of approximately $4.1 million in salary and related expenses as compared to the same period in fiscal 2008. The remaining change was primarily due to an increase in facilities and depreciation expense of approximately $4.9 million primarily related to new engineering facilities in San Jose, California, and Bangalore, India, combined with a full year’s depreciation of the facilities in Roseville, California, and an increase in new product development costs of approximately $0.8 million, partially offset by a decrease in travel and related expenses of approximately $1.2 million. The increase in engineering and development expenses as a percentage of revenues was primarily due to the relatively fixed amount of such expenses being spread over a lower net revenue base.
Selling and Marketing. Selling and marketing expenses consisted primarily of salaries, commissions, and related expenses for personnel engaged in the marketing and sales of our products, as well as trade shows, product literature, promotional support costs, and other advertising related costs. Our selling and marketing expense for fiscal 2009 and fiscal 2008 were as follows (in thousands):

Selling and Marketing
	Percentage of		Percentage of	Increase/	Percentage
2009	Net Revenues	2008	Net Revenues	(Decrease)	Points Change
$53,460	14%	$57,946	12%	$(4,486)	2%
Selling and marketing expenses for fiscal 2009 compared to fiscal 2008 decreased approximately $4.5 million, or 8%. Approximately $4.1 million and $5.6 million of share-based compensation expense was included in selling and marketing costs for fiscal 2009 and 2008, respectively. During fiscal 2009, we implemented organizational changes and recorded approximately $1.6 million in severance and related charges related to sales and marketing. As a result, selling and marketing headcount decreased to 125 fiscal 2009 from 145 for fiscal 2008. The net decrease in headcount resulted in a net decrease in salary and related expenses of approximately $1.1 million. The remaining change in selling and marketing expenses was due to a decrease in advertising expense of approximately $2.7 million, and a decrease in travel and related expenses of approximately $2.1 million, partially offset by an increase in expenses related to our international sales and marketing offices of approximately $1.3 million. We will continue to closely manage and target advertising, market promotions, and heighten brand awareness of our new and existing products in an effort to provide overall revenue growth. The increase in selling and marketing expenses as a percentage of revenues was primarily due to the relatively fixed amount of such expenses being spread over a lower net revenue base.
General and Administrative. Ongoing general and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees, and other corporate expenses. Our general and administrative expense for fiscal 2009 and fiscal 2008 were as follows (in thousands):

General and Administrative
	Percentage of		Percentage of	Increase/	Percentage
2009	Net Revenues	2008	Net Revenues	(Decrease)	Points Change
$41,888	11%	$38,531	8%	$3,357	3%

General and administrative expenses for fiscal 2009 compared to fiscal 2008 increased approximately $3.4 million, or 14%. Approximately $7.3 million and $10.1 million of share-based compensation expense was included in general and administrative costs for fiscal 2009 and 2008, respectively. General and administrative headcount increased slightly to 132 at the end of fiscal 2009 compared to 130 at the end of fiscal 2008. The remaining change in general and administrative expenses was primarily due to approximately $11.2 million in costs related to the Broadcom unsolicited takeover proposal and related litigation costs, partially offset by approximately $2.8 million in insurance recovery for litigation related costs, and an increase in patent related expenses of approximately $1.2 million, partially offset by a decrease in outside services of approximately $3.3 million.
Amortization of Other Intangible Assets. Amortization of other intangible assets includes the amortization of intangible assets such as patents, customer relationships, tradenames, and covenants not-to-compete with estimable lives. Our amortization of expense for fiscal 2009 and fiscal 2008 were as follows (in thousands):

Amortization of Other Intangible Assets
	Percentage of		Percentage of	Increase/	Percentage
2009	Net Revenues	2008	Net Revenues	(Decrease)	Points Change
$5,337	1%	$9,260	2%	$(3,923)	—%
Amortization of other intangible assets for fiscal 2009 compared to fiscal 2008 decreased approximately $3.9 million, or 42%. The decrease was due primarily to a lower unamortized balance of intangibles at the beginning of the current fiscal year.
Nonoperating Income, net. Nonoperating income, net, consisted primarily of interest income, interest expense, and other non-operating income and expense items. Our nonoperating income, net for fiscal 2009 and fiscal 2008 were as follows (in thousands):

Nonoperating Income, Net
	Percentage of		Percentage of	Increase/	Percentage
2009	Net Revenues	2008	Net Revenues	(Decrease)	Points Change
$4,329	1%	$11,662	2%	$(7,333)	(1)%
Our nonoperating income, net, for fiscal 2009 compared to fiscal 2008 decreased approximately $7.3 million, or 63%. The net decrease was primarily due to a lower balance of investments combined with lower interest rates on investments.
Income taxes. Income taxes for fiscal 2009 and fiscal 2008 were as follows (in thousands):

Income Taxes
	Percentage of		Percentage of	Increase/	Percentage
2009	Net Revenues	2008	Net Revenues	(Decrease)	Points Change
$(1,938)	(1)%	$84,988	17%	$(86,926)	(18)%
Income taxes for fiscal 2009 compared to the fiscal 2008 decreased approximately $86.9 million, or 102%. Our effective tax rate was approximately negative 35% for fiscal 2009 compared to approximately 109% for fiscal 2008. The decrease in income taxes for fiscal 2009 compared to fiscal 2008 was primarily due to the decrease in income before taxes for fiscal 2009 compared to the prior year, increase in tax benefit related to a release of FIN 48 liabilities as a result of an expiration of statute of limitations of approximately $2.6 million, increase in tax credits related to qualifying research expenditures of approximately $3.1 million, and a decrease in tax resulting from the incremental tax expense of approximately $58.5 million for the prepayment of royalty made in fiscal 2008. Over time, we anticipate our effective tax rate will decrease.

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
Net Revenues by Geographic Territory
For fiscal 2008, United States net revenues decreased by approximately $21.9 million to $197.1 million from $219.0 million in fiscal 2007. For fiscal 2008, international net revenues (Asia Pacific and Europe, Middle East, Africa and rest of the world) increased by approximately $40.0 million to $291.2 million from $251.2 million in fiscal 2007. Our net domestic and international revenues based on billed-to location were as follows:

	Net Domestic and International Revenues
		Percentage of		Percentage of	Increase/	Percentage
	2008	Net Revenues	2007	Net Revenues	(Decrease)	Change
	(Dollars in thousands)
United States	$197,063	40%	$218,996	47%	$(21,933)	(10)%
Asia Pacific	125,392	26%	80,637	17%	44,755	56%
Europe, Middle East, Africa, and rest of the world	165,846	34%	170,554	36%	(4,708)	(3)%

Total net revenues	$488,301	100%	$470,187	100%	$18,114	4%

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
Impairment of Other Intangible Assets. Impairment of other intangible assets represents impairment charges recorded in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). Our impairment of other intangible assets for fiscal 2008 and fiscal 2007 were as follows (in thousands):

Impairment of Other Intangible Assets
	Percentage of		Percentage of	Increase/	Percentage
2008	Net Revenues	2007	Net Revenues	(Decrease)	Points Change
$—	—	$2,001	—	$(2,001)	—
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
In-Process Research and Development. Purchased in-process research and development expense relates to acquisitions. Our in-process research and development expense for fiscal 2008 and fiscal 2007 were as follows (in thousands):

In-Process Research and Development
	Percentage of		Percentage of	Increase/	Percentage
2008	Net Revenues	2007	Net Revenues	(Decrease)	Points Change
$—	—	$19,225	4%	$(19,225)	(4)%
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
Income taxes for fiscal 2008 compared to fiscal 2007 increased approximately $55.3 million, or 187%. Our effective tax rate was approximately 109% for fiscal 2008 compared to approximately 50% for fiscal 2007. The change in our effective tax rate was mainly due to the impact of approximately $58.5 million of incremental U.S. tax expense associated with the implementation of our global initiatives during fiscal 2008. See Global Initiatives in Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information. The incremental U.S. tax expense was the result of the licensing of the intellectual property related to all our manufactured products from the U.S. parent company to a wholly owned subsidiary outside the U.S. The terms of the license contract included an upfront non-cancelable and non-exclusive royalty payment for fiscal 2008 and future royalty payments that are based on a percentage of future sales. In addition, there was a decrease to the effective tax rate due to the release of FIN 48 liabilities of approximately $2.7 million primarily as a result of the expiration of the statute of limitations during fiscal 2008 that was partially offset by the expiration of the research and development credit.
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
Revenue Recognition. We generally recognize revenue at the time of shipment when title and risk of loss have passed, evidence of an arrangement has been obtained, pricing is fixed or determinable, and collectibility has been reasonably assured (Basic Revenue Recognition Criteria). We make certain sales through two tier distribution channels and have various distribution agreements with selected distributors and Master Value Added Resellers (collectively, the Distributors). These distribution agreements may be terminated upon written notice by either party. Additionally, these Distributors are generally given privileges to return a portion of inventory and to participate in price protection and cooperative marketing programs. Therefore, we recognize revenue on our standard products sold to our Distributors based on data received from the Distributors which management uses to approximate the point that these products have been resold by the Distributors. OEM-specific models sold to our Distributors are governed under the related OEM agreements rather than under these distribution agreements. We recognize revenue at the time of shipment for OEM specific products shipped to the Distributors when the Basic Revenue Recognition Criteria have been met. Additionally, we maintain accruals and allowances for price protection and various other marketing programs. We account for these incentive programs in accordance with Emerging Issues Task Force (EITF) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” Accordingly, we classify the costs of these programs based on the benefit received, if applicable, as a reduction of revenue, a cost of sale, or an operating expense.

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
Intangible Assets and Other Long-Lived Assets. Intangible assets resulting from acquisitions are carried at cost less accumulated amortization, impairment charges, and deferred compensation adjustments, if any. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets, ranging from four to seven years. We assess whether our long-lived assets, including intangible assets, should be tested for recoverability at least annually and whenever events or circumstances indicate that their carrying value may not be recoverable. The amount of impairment, if any, is measured based on fair value, which is determined using projected discounted future operating cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.
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
The global economic slowdown has resulted in decreased spending in general, and in the technology sector specifically. During the three months ended March 29, 2009, the Company’s market capitalization was below the carrying value of stockholders’ equity, an indicator that our goodwill may be impaired. However, subsequent to March 29, 2009, our stock price recovered resulting in a market capitalization higher than the carrying value of stockholders’ equity. Consistent with the requirements of SFAS No. 142, the Company performed an interim assessment to determine if a triggering event had occurred since its last interim assessment related to the fiscal quarter ended December 28, 2008. This analysis considered both external and company-specific factors and resulted in a conclusion that is was not more likely than not that goodwill was impaired as of March 29, 2009. During the annual goodwill impairment test performed in the fourth quarter of fiscal 2009, the Company again compared the fair value of the reporting unit with its carrying value and determined that there was no impairment since the fair value (based on the quoted market price) of the reporting unit exceeded its carrying value. However, it is considered at least reasonably possible that the Company’s determination that goodwill is not impaired could change in the near term should the global economic slowdown continue or accelerate.

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
Stock-Based Compensation. We account for our stock-based awards to employees and non-employees using the fair value method as required by SFAS No. 123R, “Share-Based Payment.” We used the modified prospective transition method when we adopted SFAS No. 123R in fiscal 2006 which provides for only the current and future period stock-based awards to be measured and recognized at fair value. Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. The fair value of each unvested stock award or unvested stock unit is determined based on the closing price of our common stock at grant date. For stock options, the measurement of stock-based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk free interest rate, and award forfeiture rate. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. If there is a difference between the forfeiture assumptions used in determining stock-based compensation costs and the actual forfeitures, which become known over time, we may change the input factors used in determining stock-based compensation costs. These changes may materially impact our results of operations in the period such changes are made. See Note 12 in the accompanying notes to consolidated financial statements contained elsewhere herein for additional information and related disclosures.
Litigation Costs. In accordance with SFAS No. 5 “Accounting for Contingencies,” we record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. Legal and other litigation related costs are recognized as the services are provided. We record insurance recoveries for litigation costs which for which both conditions are met: (i) the recovery is probable and (ii) collectability is reasonably assured. The insurance recoveries recorded are only to the extent the litigation costs have been incurred and recognized in the financial statements; however, it is reasonably possible that the actual recovery may be significantly different from our estimates. There are many uncertainties associated with any litigation, and we cannot provide assurance that these actions or other third party claims against us will be resolved without costly litigation and/or substantial settlement charges. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected.
Recently Adopted and Recently Issued Accounting Standards
See Note 1 of Notes to Consolidated Financial Statements for a description of the recently adopted and recently issued accounting standards.

Liquidity and Capital Resources
At June 28, 2009, we had approximately $354.3 million in working capital and approximately $302.4 million in cash and cash equivalents and current investments. At June 29, 2008, we had approximately $369.4 million in working capital and approximately $350.2 million in cash and cash equivalents and current investments. We maintain an investment portfolio of various security holdings, types, and maturities. We invest in instruments that meet credit quality standards in accordance with our investment guidelines. We limit our exposure to any one issuer or type of investment with the exception of U.S. Government issued or U.S. Government sponsored entity securities. Our investments were virtually all U.S. Government issued or U.S. Government sponsored entity securities as of June 28, 2009 and we did not hold any auction rate securities or direct investments in mortgage-backed securities. We have primarily funded our cash needs from continuing operations. As part of our global initiatives, we currently plan to continue our strategic investment in research and development, sales and marketing, capital equipment, and facilities. We may also consider internal and external investment opportunities in order to achieve our growth and market leadership goals, including licensing and joint-development agreements with our suppliers and other third parties. In our first quarter of fiscal 2010, we made a payment of approximately $20.0 million as part of our patent licensing arrangement for technology that will be utilized in some of our future products.
In addition, in December 2006, we announced our Board of Directors had authorized the repurchase of up to $150.0 million of our outstanding common stock over the next two years. In early August 2008, our Board of Directors approved approximately $39.9 million of common stock repurchases, which was the remaining amount available under the December 2006 plan. During fiscal 2009, we repurchased approximately 2.9 million shares of our common stock for an aggregate purchase price of approximately $39.9 million or an average of $13.81 per share fully utilizing the December 2006 plan. In early August 2008, our Board of Directors authorized a new plan to repurchase up to $100.0 million of our outstanding common stock. In April 2009, upon receipt of an unsolicited takeover proposal and related tender offer of Broadcom Corporation to acquire us, our Board of Directors elected to temporarily suspend any activity under the share repurchase plan. In light of Broadcom’s announcement of its decision to allow its tender offer to expire on July 14, 2009, Emulex’s Board of Directors elected to reactivate the $100.0 million share repurchase plan effective July 15, 2009. Through June 28, 2009, no repurchases were made under this plan. From June 29, 2009 through August 21, 2009, the Company has repurchased 2.0 million shares of its common stock for an aggregate purchase price of approximately $18.2 million or an average of $9.10 per share under this plan.
We believe that our existing cash and cash equivalents, current investments, and anticipated cash flows from operating activities will be sufficient to support our working capital needs and capital expenditure requirements for at least the next 12 months. We currently do not have any outstanding lines of credit or other borrowings.
Cash provided by operating activities during fiscal 2009 was approximately $34.0 million compared to approximately $142.1 million for fiscal 2008. The current period cash provided by operating activities was primarily due to net income of approximately $7.5 million before adjustments for amortization of intangible assets of approximately $24.3 million, share-based compensation expense of approximately $23.1 million, and depreciation and amortization of approximately $22.3 million, a decrease in accounts and other receivables of approximately $10.3 million and a decrease in inventories of approximately $8.7 million, partially offset by payments of income taxes of approximately $63.0 million.
Cash provided by investing activities during fiscal 2009 was approximately $78.6 million compared to cash provided by investing activities during fiscal 2008 of approximately $36.7 million. The current period increase in cash from investing activities was primarily due to maturities of investments which were reinvested in shorter term investments classified as cash equivalents, partially offset by a note receivable issuance of approximately $15.0 million. We anticipate continued investment in property and equipment expenditures in the future as we continue to implement our global initiatives and grow our company.
Cash used in financing activities for fiscal 2009 was approximately $35.4 million compared to approximately $30.8 million for fiscal 2008. The current period usage of cash was primarily due to the purchase of treasury stock of approximately $39.9 million partially offset by cash received from the issuances of common stock under stock plans of approximately $7.1 million. The lower proceeds from issuance of common stock under stock plans was primarily due to the decrease in our stock price resulting in lower number of stock options exercised during fiscal 2009.

We have disclosed outstanding legal proceedings in Note 11 to our consolidated financial statements. Currently, we believe the final resolution of outstanding litigation will not have a material adverse effect on the Company’s liquidity or capital resources.
The following summarizes our contractual obligations as of June 28, 2009, and the effect such obligations are expected to have on our liquidity in future periods:

	Payments Due by Period
	Total	2010	2011	2012	2013	2014	Thereafter
	(in thousands)
Leases(1)	$17,656	$6,104	$5,949	$3,942	$1,661	—	—
Purchase commitments(2)	33,762	33,178	584	—	—	—	—
Other commitments(3)	18,103	9,069	9,031	3	—	—	—

Total	$69,521	$48,351	$15,564	$3,945	$1,661	$—	$—

(1)	Lease payments include common area maintenance (CAM) charges.

(2)	Consists primarily of commitments to purchase inventory.

(3)
Consists primarily of commitments to purchase non-recurring engineering services but excludes approximately $31.3 million of unrecognized tax benefits under FIN 48 for which we cannot make a reasonably reliable estimate of the period of payment. See Note 13 to our consolidated financial statements.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk.
Interest Rate Sensitivity
Our cash and cash equivalents are not subject to significant interest rate risk due to their short terms to maturity. As of June 28, 2009, the carrying value of our cash and cash equivalents approximated fair value.
As of June 28, 2009, our investment portfolio consisted primarily of fixed income securities of approximately $8.3 million. We have the positive intent and ability to hold these securities to maturity. We did not hold any auction rate securities or direct investments in mortgage-backed securities as of June 28, 2009.
The fair market value of our investment portfolio is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of June 28, 2009, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows. However, if interest rates decreased and securities within our portfolio were re-invested in securities with lower interest rates, interest income would decrease in the future.
Item 8. Financial Statements and Supplementary Data.
The information required by this Item is included herein as part of Part IV — Item 15(a) Financial Statements and Schedules of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, and to ensure that information required to be disclosed is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 28, 2009.
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
Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of June 28, 2009.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, that occurred during the fourth quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
There is incorporated herein by reference the information required by this Item in the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended June 28, 2009. See Part I, Item 1 — “Executive Officers of the Registrant” for information regarding the executive and certain other officers of the Company or its principal operating subsidiaries.
We have adopted the Emulex Corporation Business Ethics and Confidentiality Policy (the Code of Ethics), a code of ethics that applies to all of our directors and officers, including our President and Chief Executive Officer, Chief Financial Officer, Corporate Controller, and other finance organization employees. This Code of Ethics is publicly available on our website at www.emulex.com. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our President and Chief Executive Officer, Chief Financial Officer or Corporate Controller, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.
Item 11. Executive Compensation.
There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2009 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 28, 2009.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2009 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 28, 2009.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of June 28, 2009.

			Number of Securities
			Remaining Available
	Number of Securities		for Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Related in Column (a))
	(a)	(b)	(c)
Equity compensations plans approved by security holders(1)	11,434,624	$22.28	4,871,165	(4)
Employee stock purchase plan approved by security holders(2)	—	—	1,312,460
Equity compensations plans not approved by security holders(3)	745,780	$12.53	10,828

Total	12,180,404	$21.68	6,194,453

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

(4)	Includes net unvested stock granted of 2,721,606 shares that are not deemed issued for accounting purposes until vested.
Item 13. Certain Relationships and Related Transactions.
There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2009 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 28, 2009.
Item 14. Principal Accountant Fees and Services.
There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2009 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 28, 2009.

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

EMULEX CORPORATION AND SUBSIDIARIES
ANNUAL REPORT — FORM 10-K
Items 8, 15(a)(1) and 15(a)(2)
Index to Consolidated Financial Statements and Schedule
June 28, 2009, June 29, 2008, and July 1, 2007
(With Report of Independent Registered Public Accounting Firm Thereon)
All other schedules are omitted because the required information is not applicable or the information is presented in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Emulex Corporation:
We have audited the accompanying consolidated balance sheets of Emulex Corporation and subsidiaries as of June 28, 2009 and June 29, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended June 28, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emulex Corporation and subsidiaries as of June 28, 2009 and June 29, 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended June 28, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes in fiscal 2008 due to the adoption of a new accounting pronouncement.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Emulex Corporation’s internal control over financial reporting as of June 28, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 21, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Irvine, California
August 21, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Emulex Corporation:
We have audited Emulex Corporation’s internal control over financial reporting as of June 28, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Emulex Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Emulex Corporation maintained, in all material respects, effective internal control over financial reporting as of June 28, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Emulex Corporation and subsidiaries as of June 28, 2009 and June 29, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended June 28, 2009, and our report dated August 21, 2009, expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Irvine, California
August 21, 2009

EMULEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 28, 2009 and June 29, 2008

	2009	2008
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$294,136	$217,017
Investments	8,289	133,182
Accounts and other receivables, net of allowance for doubtful accounts of $1,553 and $1,753 at June 28, 2009 and June 29, 2008, respectively	51,566	61,634
Inventories	10,665	19,336
Prepaid income taxes	17,083	26
Prepaid expenses and other current assets	8,021	5,079
Deferred income taxes	16,793	20,773

Total current assets	406,553	457,047
Property and equipment, net	74,794	73,580
Investments	—	150
Goodwill	87,840	87,843
Intangible assets, net	42,990	67,299
Deferred income taxes	16,002	5,481
Other assets	30,739	7,656

Total Assets	$658,918	$699,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,786	$23,714
Accrued liabilities	23,454	26,363
Income taxes payable	—	37,528

Total current liabilities	52,240	87,605
Other liabilities	5,826	3,633
Accrued taxes	31,408	31,979

Total Liabilities	89,474	123,217

Commitments and contingencies (Note 11)

Subsequent events (Notes 5, 11, 12)

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	—	—
Common stock, $0.10 par value; 240,000,000 shares authorized; 89,668,255 and 88,113,322 issued at June 28, 2009 and June 29, 2008, respectively	8,967	8,811
Additional paid-in capital	1,106,990	1,080,722
Accumulated deficit	(396,070)	(403,614)
Accumulated other comprehensive (loss) income	(443)	7
Treasury stock, at cost; 8,550,971 and 5,660,337 shares at June 28, 2009 and June 29, 2008, respectively	(150,000)	(110,087)

Total stockholders’ equity	569,444	575,839

Total Liabilities and Stockholders’ Equity	$658,918	$699,056

See accompanying notes to consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 28, 2009, June 29, 2008, and July 1, 2007

	2009	2008	2007
	(in thousands, except per share data)
Net revenues	$378,222	$488,301	$470,187
Cost of sales	146,465	187,077	195,579

Gross profit	231,757	301,224	274,608

Operating expenses:
Engineering and development	129,795	129,232	117,833
Selling and marketing	53,460	57,946	47,870
General and administrative	41,888	38,531	31,416
Amortization of other intangible assets	5,337	9,260	12,082
Impairment of other intangible assets	—	—	2,001
In-process research and development	—	—	19,225

Total operating expenses	230,480	234,969	230,427

Operating income	1,277	66,255	44,181

Nonoperating income, net:
Interest income	4,362	11,672	20,000
Interest expense	(29)	(27)	(1,179)
Other (expense) income, net	(4)	17	(3,919)

Total nonoperating income, net	4,329	11,662	14,902

Income before income taxes	5,606	77,917	59,083
Income tax (benefit) provision	(1,938)	84,988	29,649

Net income (loss)	$7,544	$(7,071)	$29,434

Net income (loss) per share:
Basic	$0.09	$(0.09)	$0.35

Diluted	$0.09	$(0.09)	$0.34

Number of shares used in per share computations:
Basic	80,440	82,147	84,545

Diluted	81,879	82,147	89,089

See accompanying notes to consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
Years ended June 28, 2009, June 29, 2008, and July 1, 2007

	Common Stock				Accumulated		Total
	Shares		Additional		Comprehensive		Stock-
	Out-		Paid-In	Accumulated	Income/	Treasury	holders’
	standing	Amount	Capital	Deficit	(Loss)	Stock	Equity

Balance at July 2, 2006	84,455,809	$8,446	$979,893	$(431,416)	$(10)	$—	$556,913
Net income	—	—	—	29,434	—	—	29,434
Foreign currency translation adjustment	—	—	—	—	74	—	74

Comprehensive income	—	—	—	—	—	—	29,508

Share-based compensation expense	—	—	28,057	—	—	—	28,057
Options issued to purchase Sierra Logic, Inc., net of securities registration costs	—	—	7,410	—	—	—	7,410
Stock awards vested	101,900	10	(10)	—	—	—	—
Common stock withheld for taxes	(25,602)	(2)	(540)	—	—	—	(542)
Exercise of stock options	2,130,320	213	18,823	—	—	—	19,036
Tax benefit from exercise of stock options	—	—	7,951	—	—	—	7,951
Issuance of common stock under employee stock purchase plan	244,113	24	3,637	—	—	—	3,661
Purchase of treasury stock	(3,589,278)	—	—	—	—	(70,087)	(70,087)

Balance at July 1, 2007	83,317,262	8,691	1,045,221	(401,982)	64	(70,087)	581,907
Net loss	—	—	—	(7,071)	—	—	(7,071)
Foreign currency translation adjustment	—	—	—	—	(57)	—	(57)

Comprehensive loss	—	—	—	—	—	—	(7,128)

Cumulative effect of adoption of FIN 48	—	—	(3,095)	5,439	—	—	2,344
Share-based compensation expense	—	—	29,008	—	—	—	29,008
Stock awards vested	450,836	45	(45)	—	—	—	—
Common stock withheld for taxes	(150,417)	(15)	(2,667)	—	—	—	(2,682)
Exercise of stock options	594,542	59	5,835	—	—	—	5,894
Tax benefit from exercise of stock options	—	—	1,965	—	—	—	1,965
Issuance of common stock under employee stock purchase plan	311,821	31	4,500	—	—	—	4,531
Purchase of treasury stock	(2,071,059)	—	—	—	—	(40,000)	(40,000)

Balance at June 29, 2008	82,452,985	8,811	1,080,722	(403,614)	7	(110,087)	575,839
Net income	—	—	—	7,544	—	—	7,544
Foreign currency translation adjustment	—	—	—	—	(450)	—	(450)

Comprehensive income	—	—	—	—	—	—	7,094

Share-based compensation expense	—	—	23,095	—	—	—	23,095
Stock awards vested	805,379	81	(81)	—	—	—	—
Common stock withheld for taxes	(267,789)	(27)	(2,854)	—	—	—	(2,881)
Exercise of stock options	364,405	37	1,892	—	—	—	1,929
Tax shortfall from exercise of stock options	—	—	(854)	—	—	—	(854)
Issuance of common stock under employee stock purchase plan	652,938	65	5,070	—	—	—	5,135
Purchase of treasury stock	(2,890,634)	—	—	—	—	(39,913)	(39,913)

Balance at June 28, 2009	81,117,284	$8,967	$1,106,990	$(396,070)	$(443)	$(150,000)	$569,444

See accompanying notes to consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
June 28, 2009, June 29, 2008, and July 1, 2007

	2009	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$7,544	$(7,071)	$29,434
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	22,322	19,113	17,654
Amortization of discount on convertible subordinated notes	—	—	823
Share-based compensation expense	23,108	29,002	28,030
Amortization of intangible assets	24,257	32,302	37,887
Impairment of strategic investment and related note receivable	—	—	4,975
Accrued interest income, net	556	(437)	—
In-process research and development expense	—	—	19,225
(Gain) loss on disposal of property and equipment	(61)	128	148
Impairment of property and equipment	163	—	—
Deferred income taxes	(6,521)	(3,167)	(2,960)
Excess tax benefits from share-based compensation	(310)	(1,411)	(6,809)
Impairment of intangible assets	—	3,097	2,175
Foreign currency adjustments	42	(28)	(210)
Provision for losses on accounts and other receivables	(200)	—	—
Changes in assets and liabilities:
Accounts and other receivables, net	10,260	5,895	(3,598)
Inventories	8,685	9,632	(2,309)
Prepaid expenses and other assets	(4,833)	(2,656)	325
Accounts payable, accrued liabilities, and other liabilities	4,863	325	2,292
Accrued taxes	(571)	11,670	—
Income taxes payable and prepaid income taxes	(55,326)	45,721	2,811

Net cash provided by operating activities	33,978	142,115	129,893

Cash flows from investing activities:
Net proceeds from sale of property and equipment	176	85	76
Additions to property and equipment	(24,673)	(27,748)	(13,141)
Payments for purchase of Sierra Logic, Inc., net of cash acquired	—	—	(134,188)
Restricted cash placed in escrow related to Sierra Logic, Inc. acquisition	—	—	(24,316)
Investment in and loans to privately-held companies	(20,932)	(5,000)	(4,975)
Purchases of investments	(97,715)	(794,960)	(2,234,859)
Maturities of investments	221,741	864,353	2,406,728

Net cash provided by (used in) investing activities	78,597	36,730	(4,675)

Cash flows from financing activities:
Retirement of debt assumed in conjunction with Sierra Logic, Inc. acquisition	—	—	(3,425)
Retirement of convertible subordinated notes	—	—	(236,000)
Proceeds from issuance of common stock under stock plans	7,064	10,425	22,697
Repurchase of common stock	(39,913)	(40,000)	(70,087)
Tax withholding payments reimbursed by common stock	(2,881)	(2,682)	(542)
Excess tax benefits from share-based compensation	310	1,411	6,809

Net cash used in financing activities	(35,420)	(30,846)	(280,548)

Effect of exchange rates on cash and cash equivalents	(36)	(18)	74

Net increase (decrease) in cash and cash equivalents	77,119	147,981	(155,256)
Cash and cash equivalents at beginning of year	217,017	69,036	224,292

Cash and cash equivalents at end of year	$294,136	$217,017	$69,036

See accompanying notes to consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 Summary of Significant Accounting Policies
Description of Business
Emulex Corporation (Emulex or the Company), a Delaware corporation, creates enterprise-class products that connect storage, servers and networks. Emulex supplies a broad range of advanced storage networking infrastructure solutions. The Company’s products and technologies leverage flexible multi protocol architectures that extend from deep within the storage array to the server edge of storage area networks (SANs). Emulex’s storage networking offerings include host bus adapters (HBAs), mezzanine cards for blade servers, Universal Converged Network Adapters (UCNAs), embedded storage bridges, routers, and switches, storage Input/Output controllers (IOCs), and data center networking solutions. HBAs and mezzanine cards are the data communication products that enable servers to connect to storage networks by offloading communication processing tasks as information is delivered and sent to the storage network. Embedded storage bridges, routers, switches, and IOCs are deployed inside storage arrays, tape libraries and other storage appliances.
Principles of Consolidation
The consolidated financial statements include the accounts of Emulex Corporation, and its wholly owned subsidiaries and do not include any noncontrolling interests. All intercompany balances and transactions have been eliminated in consolidation.
Basis of Presentation
The Company’s fiscal year ends on the Sunday nearest June 30. Fiscal years 2009, 2008, and 2007 were comprised of 52 weeks and ended on June 28, 2009, June 29, 2008, and July 1, 2007, respectively. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted. The Company has evaluated subsequent events through August 21, 2009, the date the financial statements were filed with the Securities and Exchange Commission.
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
Foreign Currency Translation
Assets and liabilities are translated into U.S. dollars at the exchange rate at the balance sheet date, whereas revenues and expenses are translated into U.S. dollars at the average exchange rate for the reporting period. Translation adjustments are included in accumulated other comprehensive (loss) income and realized transaction gains and losses are recorded in the results of operations.

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
Equity Investments in Privately-Held Companies
From time to time, the Company makes equity investments in non-publicly traded companies, where the Company is unable to exercise significant influence over the investee. These investments are accounted for under the cost method. Under the cost method, investments are carried at cost and are adjusted for other-than-temporary declines in fair value, distributions of earnings, or additional investments. The Company monitors its investments for impairment on a quarterly basis and makes appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Impairment charges are included in other (expense) income, net in the consolidated statements of operations. Factors used in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition; going concern considerations such as the rate at which the investee utilizes cash, and the investee’s ability to obtain additional financing. As of June 28, 2009 and June 29, 2008, the carrying values of the Company’s equity investments in non-publicly traded companies were approximately $11.2 million and $5.0 million, respectively, and were included in Other Assets in the accompanying consolidated balance sheets. In fiscal 2008, the Company made an investment of approximately $5.0 million in a privately-held company in the storage networking industry. In fiscal 2009, the Company made an additional investment of approximately $6.2 million in the same privately-held company.
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

Property and Equipment
Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over estimated useful lives of 1 to 39 years for buildings, building improvements and land improvements, 1 to 7 years for production and test equipment, and 1 to 10 years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the shorter of remaining lease term or estimated useful life of the asset. Depreciation expense related to property and equipment used in the production process is recorded in cost of sales. Depreciation expense related to property and equipment used in all other activities is recorded in operating expense.
Goodwill
Goodwill is not amortized but instead is tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets might be impaired. Management considers the Company’s business as a whole to be its reporting unit for purposes of testing for impairment. This impairment test is performed annually during the fiscal fourth quarter.
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
The global economic slowdown has resulted in decreased spending in general, and in the technology sector specifically. During the three months ended March 29, 2009, the Company’s market capitalization was below the carrying value of stockholders’ equity, an indicator that our goodwill may be impaired. However, subsequent to March 29, 2009, the Company’s stock price recovered resulting in a market capitalization higher than the carrying value of stockholders’ equity. Consistent with the requirements of SFAS No. 142, the Company performed an interim assessment to determine if a triggering event had occurred since its last interim assessment related to the fiscal quarter ended December 28, 2008. This analysis considered both external and company-specific factors and resulted in a conclusion that is was not more likely than not that goodwill was impaired as of March 29, 2009. During the annual goodwill impairment test performed in the fourth quarter of fiscal 2009, the Company again compared the fair value of the reporting unit with its carrying value and determined that there was no impairment since the fair value (based on the quoted market price) of the reporting unit exceeded its carrying value. However, it is considered at least reasonably possible that the Company’s determination that goodwill is not impaired could change in the near term should the global economic slowdown continue or accelerate.
Long-Lived Assets
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

Revenue Recognition
The Company generally recognizes revenue at the time of shipment when title and risk of loss have passed, evidence of an arrangement has been obtained, pricing is fixed or determinable at the date of sale, and collectibility is reasonably assured. The Company makes certain sales through two tier distribution channels and has various distribution agreements with selected distributors and Master Value Added Resellers (collectively, the Distributors). These distribution agreements may be terminated upon written notice by either party. Additionally, these Distributors are generally given privileges to return a portion of inventory and to participate in price protection and cooperative marketing programs. Therefore, the Company recognizes revenue on its standard products sold to its Distributors based on data received from the Distributors which management uses to approximate the point that these products have been resold by the Distributors. Original Equipment Manufacturer (OEM) specific models sold to the Company’s Distributors are governed under the related OEM agreements rather than under these distribution agreements. The Company recognizes revenue at the time of shipment to the Distributors for OEM specific models when title and risk of loss have passed, evidence of an arrangement has been obtained, the fee is fixed or determinable, and collectibility is reasonably assured. Additionally, the Company maintains accruals and allowances for price protection and cooperative marketing programs. The Company accounts for these incentive programs in accordance with Emerging Issues Task Force (EITF) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (EITF No. 01-09). Accordingly, the Company classifies the costs of these programs based on the identifiable benefit received as either a reduction of revenue, a cost of sale, or an operating expense.
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
Advertising Expenses
Advertising costs are expensed as incurred. Advertising expenses amounted to approximately $5.1 million, $7.8 million, and $5.9 million for fiscal years 2009, 2008, and 2007, respectively.
Income Taxes
The Company utilizes the asset and liability method of accounting for income taxes. As of July 2, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. Under FIN 48, income tax positions should be recognized in the first reporting period that the tax position meets the recognition threshold. Previously recognized income tax positions that fail to meet the recognition threshold in a subsequent period should be derecognized in that period. Differences between actual results and the Company’s assumptions, or changes in its assumptions in future periods, are recorded in the period they become known. The Company recognizes potential accrued interest and penalties in income tax expense including interest and penalties related to unrecognized tax benefits.
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

Litigation Costs
In accordance with SFAS No. 5 “Accounting for Contingencies,” the Company records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. Legal and other litigation related costs are recognized as the services are provided. The Company records insurance recoveries for litigation costs which for which both conditions are met: (i) the recovery is probable and (ii) collectability is reasonably assured. The insurance recoveries recorded are only to the extent the litigation costs have been incurred and recognized in the financial statements; however, it is reasonably possible that the actual recovery may be significantly different from our estimates. As of June 28, 2009, the Company has recorded an insurance recovery of approximately $2.8 million. There are many uncertainties associated with any litigation, and the Company cannot provide assurance that these actions or other third party claims against the Company will be resolved without costly litigation and/or substantial settlement charges. If any of those events were to occur, the Company’s business, financial condition and results of operations could be materially and adversely affected.
Net Income (Loss) per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing adjusted net income (loss) by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would be outstanding if the dilutive potential common shares and unvested stock from stock option plans and convertible subordinated notes had been issued. The dilutive effect of outstanding stock options and unvested stock is reflected in diluted net income (loss) per share by application of the treasury stock method. The dilutive effect of convertible subordinated notes is reflected in diluted net income (loss) per share by application of the if-converted method.
Supplemental Cash Flow Information
Cash paid during the year for:

	2009	2008	2007
	(in thousands)
Interest	$35	$27	$336
Income taxes	$63,000	$32,853	$29,631

Non-cash activities:

Additional goodwill resulting from escrow release as required by the Sierra Logic, Inc. acquisition agreement	$—	$24,277	$—
Purchases of property and equipment not paid, net	$156	$1,874	$939
Comprehensive Income (Loss)
Comprehensive income (loss) represents the net change in stockholders’ equity during a period from sources other than transactions with stockholders and, as such, includes net income (loss) and other specified components. For the Company, the only component of comprehensive income (loss), other than net income (loss), is the change in the cumulative foreign currency translation adjustments recognized in stockholders’ equity.

Stock-Based Compensation
The Company applies SFAS No. 123R, “Share-Based Payment” and related guidance, which requires stock-based awards to be measured and recognized at fair value. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model (Black-Scholes model) based on the market price of the underlying common stock as of the date of grant, the expected term, stock price volatility, and expected risk-free interest rates. Expected volatilities are based on methodologies utilizing equal weighting involving both historical periods equal to the expected term and implied volatilities based on traded options to buy the Company’s shares. The fair value of each unvested stock award is based on the market price as of the date of the grant.
Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, current investments, note receivable, equity investment in privately-held company, and insurance recovery receivable. The fair values of cash and cash equivalents and current investments are determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes the carrying value of its insurance recovery receivable approximates its current fair value due to its nature and relatively short duration. The fair value of the Company’s investment in privately-held company is not readily available and a reasonable estimate of fair value could not be made without incurring excessive costs. The fair value of the Company’s note receivable, based on management judgment using market-based interest rates, approximates its carrying value. The fair value is determined based on “Level 3” inputs which require the use of inputs that are both unobservable and significant to the fair value measurements. There were no gains or losses; purchases, sales, issuances and settlements; or transfers in and/or out of Level 3 during fiscal 2009.
Business and Credit Concentration
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
The Company sells its products to OEMs and distributors in the computer storage and server industry. Consequently, the Company’s net revenues and accounts receivable are concentrated. Direct sales to the Company’s top 5 customers accounted for 61%, 61% and 64% of total net revenues in fiscal years 2009, 2008, and 2007, respectively. The level of sales to any single customer may vary and the loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on the Company. Furthermore, although the Company sells to customers throughout the world, sales in the United States and Europe accounted for approximately 70%, 73%, and 83% of the Company’s net revenues in fiscal years 2009, 2008, and 2007, respectively and the Company expects for the foreseeable future, these sales will account for the substantial majority of the Company’s revenues. Sales to customers are denominated in U.S. dollars. Consequently, the Company believes its foreign currency risk is minimal. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts. Historically, the Company has not experienced significant losses on accounts receivable.
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
Segment Information
The Company operates in one operating segment, networking products.
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
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective in the first interim period ending after June 15, 2009, which is the Company’s fourth quarter of fiscal 2009. The Company’s adoption of SFAS No. 165 resulted in additional disclosures but did not result in material financial statement impact.
In April 2009, the FASB issued three related FSPs: (i) FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (ii) FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, and (iii) FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which will be effective for interim and annual periods ending after June 15, 2009, which is the Company’s fiscal year and quarter ending June 28, 2009. FSP FAS 157-4 provides guidance on determining the fair value of assets and liabilities under SFAS No. 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. A significant decrease in the volume and level of activity for the asset or liability is an indication that transactions or quoted prices may not be determinative of fair value because in such market conditions there may be increased instances of transactions that are not orderly. In those circumstances, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157. FSP FAS 115-2 and FAS 124-2 modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP FAS 107 and APB 28-1 enhances the disclosure of instruments under the scope of SFAS No. 157 for both interim and annual periods. The Company’s adoption of these FSPs did not result in any financial statement impact.
In June 2007, the FASB ratified EITF Issue No. 07-3,“Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities,” which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF Issue No. 07-3 is effective for fiscal years beginning after December 15, 2007 and interim periods within those fiscal years. This consensus applies prospectively for contracts entered into on or after the effective date. The Company’s adoption of this EITF Issue did not result in any financial statement impact.

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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (ARB) No. 51,” which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. SFAS No. 160 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2008, which is the Company’s fiscal year beginning June 29, 2009, and will impact the accounting for and presentation of noncontrolling interests after the effective date. Currently, the Company’s financial statements do not include any noncontrolling interests.
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
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the guidance about estimating the useful lives of recognized intangible assets and requires additional disclosures related to renewing or extending the terms of recognized intangible assets under SFAS 142. FSP FAS 142-3 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008, which is the Company’s fiscal year beginning June 29, 2009. The Company does not anticipate a significant financial statement impact from adopting FSP FAS 142-3.
In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 requires issuers of convertible debt that may be settled wholly or partly in cash upon conversion to account for the debt and equity components separately. The FSP is effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2008, which is the Company’s fiscal year beginning June 29, 2009 and must be applied retrospectively to all periods presented. The Company is in the process of studying the potential financial statement impact of adopting FSP APB 14-1. The Company’s convertible debt was fully retired on December 15, 2006 and the Company currently does not have any convertible debt outstanding.

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
In April 2009, the FASB issued FSP FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which amends the provisions in SFAS No. 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS No. 141R and instead carries forward most of the provisions in SFAS No. 141 for acquired contingencies. FSP FAS 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is the Company’s fiscal year beginning June 29, 2009, and will impact the accounting for any business combinations entered into after the effective date.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which changes how to determine when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after November 15, 2009, which is the Company’s fiscal year beginning June 28, 2010. The Company is in the process of studying the potential financial statement impact of adopting SFAS No. 167.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting,” which represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy established under SFAS No. 162. On July 1, 2009 the FASB launched FASB’s new Codification entitled The FASB Accounting Standards Codification. The Codification will supersede all existing non-SEC accounting and reporting standards. SFAS No. 168 is effective in the first interim and annual periods ending after September 15, 2009, which is the Company’s fiscal year beginning June 29, 2009. The Company does not anticipate any significant financial statement impact of adopting SFAS No. 168; however, it will change the Company’s references to U.S. Generally Accepted Accounted Principles upon adoption.
Note 2 Business Combination
On October 2, 2006, the Company acquired 100% of the outstanding common shares of Sierra Logic, Inc. (Sierra Logic), a privately-held supplier of embedded products for storage networking equipment located in Roseville, California.
The operating results have been included in the 2007 consolidated statements of operations of the Company since the date of acquisition. Following is the supplemental unaudited pro forma information for the twelve months ended July 1, 2007, assuming the acquisition had taken place at the beginning of the fiscal year. The pro forma information is based upon the statement of operations of Emulex for the twelve months ended July 1, 2007, and the statement of income of Sierra Logic for the period from July 1, 2006 to September 30, 2006.
The pro forma information includes adjustments for the amortization of intangible assets acquired, incremental stock-based compensation expense resulting from the combination, the decrease to interest income resulting from the acquisition, and the related estimated tax effects of these adjustments. Included in the pro forma information is the nonrecurring IPR&D charge of approximately $21.8 million that was immediately recognized as an operating expense in the accompanying fiscal 2007 consolidated statement of operations upon the acquisition date. The pro forma results are not necessarily indicative of the future results or results that would have been reported had the acquisition taken place when assumed.

Twelve
Months
Ended July 1,
2007
(unaudited)
(in thousands,
except per
share data)
Net revenues	$477,620

Net income	$26,178

Net income per basic share	$0.31

Net income per diluted share	$0.30

Note 3 Cash, Cash Equivalents, and Investments
At June 28, 2009, the Company had approximately $294.1 million in cash and cash equivalents and $8.3 million in investments. Pursuant to SFAS No. 157, the fair value of the investments is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

The Company’s portfolio of cash, cash equivalents, and held-to-maturity investments consists of the following:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
June 28, 2009
Cash	$42,516	$—	$—	$42,516
Money market funds	251,620	—	—	251,620
Municipal bonds	151	1	—	152
U.S. Government securities	4,097	—	—	4,097
U.S. Government sponsored entity securities	4,041	17	—	4,058

	$302,425	$18	$—	$302,443

June 29, 2008
Cash	$149,741	$—	$—	$149,741
Money market funds	67,276	—	—	67,276
Municipal bonds	4,626	18	—	4,644
U.S. Government securities	29,250	2	—	29,252
U.S. Government sponsored entity securities	90,528	19	—	90,547
Corporate bonds	8,928	13	—	8,941

	$350,349	$52	$—	$350,401

Cash, cash equivalents and investments at June 28, 2009 and June 29, 2008, were classified as shown below:

	2009	2008
	(in thousands)
Cash and cash equivalents	$294,136	$217,017
Short-term investments (maturities less than one year)	8,289	133,182
Long-term investments (maturities from one to five years)	—	150

	$302,425	$350,349

Note 4 Inventories
Inventories are summarized as follows:

	2009	2008
	(in thousands)
Raw materials	$4,330	$4,090
Finished goods	6,335	15,246

	$10,665	$19,336

Note 5 Property and Equipment
Components of property and equipment, net, are as follows:

	2009	2008
	(in thousands)
Equipment	$89,661	$81,774
Furniture and fixtures	42,992	38,067
Buildings and improvements	41,893	37,790
Land	12,532	12,532

	187,078	170,163
Less: accumulated depreciation and amortization	(112,284)	(96,583)

	$74,794	$73,580

Note 6 Goodwill and Intangible Assets, net
There was no activity in goodwill during fiscal 2009 except for tax adjustments of approximately $3,000.
Intangible assets, net, are as follows:

	2009	2008
	(in thousands)
Intangible assets subject to amortization:
Core technology and patents	$92,228	$92,272
Accumulated amortization, core technology and patents	(82,381)	(75,607)
Developed technology	77,312	77,313
Accumulated amortization, developed technology	(46,488)	(32,788)
Customer relationships	38,670	38,674
Accumulated amortization, customer relationships	(37,227)	(34,047)
Tradename	4,639	4,643
Accumulated amortization, tradename	(3,763)	(3,161)

	$42,990	$67,299

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
Aggregated amortization expense for intangible assets for fiscal year 2009, 2008, and 2007, was approximately $24.3 million, $32.3 million, and $37.9 million respectively, of which approximately $18.9 million, $23.0 million, and $25.8 million of amortization expense related to core technology and developed technology, respectively, has been included in cost of sales within the consolidated statements of operations.
The following table presents the estimated aggregated amortization expense of intangible assets for the next five full fiscal years (in thousands):

2010	$21,694
2011	17,711
2012	3,585
2013	—
2014	—

$42,990

Note 7 Other Assets
Components of other assets are as follows:

	2009	2008
	(in thousands)
Note receivable	$15,000	$—
Equity investment in privately-held company	11,184	5,000
Other	4,555	2,656

	$30,739	$7,656

In March 2009, the Company loaned $15.0 million to a privately-held company. The note receivable bears simple interest at 5.0% per annum. Principal and accrued interest are due at the earlier of certain defined events or June 30, 2010. The note receivable is collateralized by substantially all of the assets of the privately-held company.
Note 8 Accrued Liabilities
Components of accrued liabilities are as follows:

	2009	2008
	(in thousands)
Payroll and related costs	$11,410	$11,792
Warranty liability	2,462	4,174
Deferred revenue and accrued rebates	3,499	4,848
Other	6,083	5,549

	$23,454	$26,363

The Company provides a warranty of between one to five years on its products. The Company records a provision for estimated warranty related costs at the time of sale based on historical product return rates and the Company’s estimates of expected future costs of fulfilling its warranty obligations. Changes to the warranty liability in 2009 and 2008 were:

	2009	2008
	(in thousands)
Balance at beginning of period	$4,174	$3,832
Accrual for warranties issued	1,030	3,306
Changes to pre-existing warranties (including changes in estimates)	(982)	(1,002)
Settlements made (in cash or in kind)	(1,760)	(1,962)

Balance at end of period	$2,462	$4,174

Note 9 Convertible Subordinated Notes
On November 15, 2006, the Company announced the commencement of the put option period for holders of its 0.25% contingently convertible subordinated notes due 2023 (Notes) to surrender their Notes for purchase. Each holder of the Notes had the right to require Emulex to purchase all or any part of such holder’s Notes at a price equal to $1,000 per $1,000 of principal amount plus any accrued and unpaid interest, including additional interest, if any, to, but excluding, the date of purchase. At the end of the put option period on December 15, 2006, all such Notes were surrendered and the Company paid approximately $236.0 million to retire these Notes. No gain or loss occurred as a result of the retirement of these Notes. Thus, as of July 1, 2007, there were no Notes outstanding.
Note 10 Employee Retirement Savings Plans
The Company has a pretax savings and profit sharing plan under Section 401(k) of the Internal Revenue Code (IRC) (the Plan) for substantially all domestic employees. Under the Plan, eligible employees are able to contribute up to 15% of their compensation not to exceed the maximum IRC deferral amount. In addition, Company discretionary contributions match up to 4% of a participant’s compensation. These discretionary Company contributions to the 401(k) plan were suspended in March 2009 due to the downturn in the economy. The Company’s contributions under this plan were approximately $1.9 million, $3.0 million, and $2.5 million in fiscal years 2009, 2008, and 2007, respectively.

The Company also maintains similar retirement plans in certain international locations. The total expense and total obligation of the Company for these plans were not material to the accompanying consolidated financial statements for all periods presented.
Note 11 Commitments and Contingencies
Leases
The Company leases certain facilities and equipment under long-term noncancelable operating lease agreements, which expire at various dates through 2013. Rent expense for the Company under operating leases, including month-to-month rentals, totaled approximately $5.8 million, $4.9 million and $3.9 million in fiscal years 2009, 2008, and 2007, respectively. The Company has recorded rent expense on a straight-line basis based on contractual lease payments. Allowances from lessors for tenant improvements have been included in the straight-line rent expense for the applicable locations.
Future minimum noncancelable operating lease commitments are as follows (in thousands):

Operating
Leases
Fiscal year:
2010	$6,070
2011	5,918
2012	3,935
2013	1,660
2014	—
Thereafter	—

Total minimum lease payments	$17,583

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
On April 21, 2009, Broadcom filed a lawsuit in the Court of Chancery of the State of Delaware against the Company and the members of the Board in conjunction with the announcement of its proposal to acquire control of the Company. On May 5, 2009, Broadcom filed an amended complaint. The amended complaint asserts counts for declaratory relief and breach of fiduciary duty in connection with the amendments to the Bylaws adopted in January 2009 and the Company’s new stockholder rights plan adopted in January 2009 to replace its expiring rights plan. The amended complaint alleges that the directors breached their fiduciary duties by maintaining the Bylaw amendments and failing to redeem the stockholder rights plan in the face of the Offer. The complaint seeks: (1) a declaration that Section 6.4 of the Bylaws is invalid and void; (2) a declaration that the Board breached its fiduciary duties by maintaining the amendments to the Bylaws and maintaining and/or refusing to redeem the stockholder rights plan; (3) an injunction preventing the Board from relying on, implementing, applying or enforcing the January 2009 amendments to the Bylaws and the new stockholder rights plan; (4) an injunction preventing the Board from taking any improper action designed to impede, or which has the effect of impeding, Broadcom’s April 21, 2009 proposal to acquire the Company, its May 5, 2009 tender offer and its efforts to acquire control of the Company; and (5) costs and disbursements, including attorneys’ and expert fees. On June 29, 2009, Broadcom filed a Notice of Dismissal dismissing the lawsuit filed by Broadcom without prejudice.
On April 27, 2009, Reid Middleton filed a lawsuit in the Court of Chancery of the State of Delaware on behalf of himself and all other similarly situated stockholders of the Company and derivatively on behalf of the Company. The complaint names the members of the Board as defendants and the Company as a nominal defendant. The complaint asserts a claim for breach of fiduciary duty on behalf of a putative class of holders of Shares and a derivative claim for devaluation of the Company stemming from the Company’s January 2009 amendments to its Bylaws, adoption of a new stockholder rights plan to replace its expiring rights plan, and amendments to its Key Employee Retention Agreements, and actions in response to Broadcom’s announcement of its proposal to acquire the Company. The complaint seeks declaratory and injunctive relief, compensatory damages, interest and costs, including attorneys’ and expert fees.

On May 6, 2009, Jim Robbins filed a lawsuit in the Superior Court of the State of California, County of Orange, on behalf of himself and all other similarly situated stockholders of the Company (the “California Litigation”). The complaint names the members of the Board and the Company as defendants. The complaint asserts a claim for breach of fiduciary duty on behalf of a putative class of holders of Shares relating to the Company’s January 2009 amendments to its Bylaws, adoption of a new stockholder rights plan to replace its expiring rights plan, and amendments to its Key Employee Retention Agreements, and actions in response to Broadcom’s announcement of its proposal to acquire the Company. The complaint seeks declaratory and injunctive relief, a constructive trust upon any benefits improperly received as a result of the alleged wrongful conduct and breach of any duty owed to the holders of Shares, and costs, including attorneys’ and expert fees.
On May 7, 2009, Kamwai Fred Chan filed a lawsuit in the Court of Chancery of the State of Delaware on behalf of himself and all other similarly situated stockholders of the Company. The complaint names the members of the Board and the Company as defendants. The complaint asserts a claim for breach of fiduciary duty on behalf of a putative class of holders of Shares relating to the Company’s January 2009 amendments to its Bylaws, adoption of a new stockholder rights plan to replace its expiring rights plan, and amendments to its Key Employee Retention Agreements, and actions in response to Broadcom’s announcement of its proposal to acquire the Company. The complaint seeks declaratory and injunctive relief, compensatory damages, interest and costs, including attorneys’ and expert fees.
On May 11, 2009, the Court of Chancery of the State of Delaware granted plaintiff Reid Middleton’s motion to expedite proceedings and set a trial date in the three foregoing lawsuits (the “Delaware Litigation”) beginning on July 8, 2009. On July 6, 2009, the Court of Chancery continued the July 8, 2009 trial date indefinitely.
Also on May 11, 2009, Pipefitters Local No. 636 Defined Benefit Plan filed a lawsuit in the Court of Chancery of the State of Delaware on behalf of itself and all other similarly situated stockholders of the Company and derivatively on behalf of the Company. The complaint names the members of the Company’s Board as defendants and the Company as a nominal defendant. The complaint asserts a claim for breach of fiduciary duty on behalf of a putative class of holders of Shares relating to the Company’s January 2009 amendments to its Bylaws, adoption of a new shareholder rights plan to replace its expiring rights plan, amendments to its Key Employee Retention Agreements, and actions in response to Broadcom’s announcement of its proposal to acquire the Company. The Complaint also asserts a derivative claim for breach of fiduciary duty based on the same actions. The complaint seeks declaratory and injunctive relief, including mandatory injunctive relief, and costs, including attorneys’ and expert fees.
On May 12, 2009, Norfolk County Retirement System filed a lawsuit in the Court of Chancery of the State of Delaware on behalf of itself and all other similarly situated stockholders of the Company. The complaint names the members of the Company’s Board and the Company as defendants. The complaint asserts a claim for breach of fiduciary duty on behalf of a putative class of holders of Shares relating to the Company’s January 2009 amendments to its Bylaws, adoption of a new shareholder rights plan to replace its expiring rights plan, and amendments to its Key Employee Retention Agreements, and actions in response to Broadcom’s announcement of its proposal to acquire the Company. The complaint seeks declaratory and injunctive relief, compensatory damages, interest and costs, including attorneys’ and expert fees.
On May 29, 2009, the Company filed a lawsuit in the Superior Court of the State of California for the County of Orange against Broadcom. The complaint asserts violations of Sections 1709 and 1710 of the California Civil Code, intentional interference with contractual relations, intentional interference with prospective economic advantage and unfair competition. The complaint seeks (1) an injunction precluding Broadcom from failing and refusing to disclose all material information as required by law; proceeding with the Offer unless and until all material information as required by law is disclosed and corrected; and making any communication with any person or entity known or believed by Broadcom to be an existing Company customer in violation of the torts of business interference in violation of law; (2) costs, expenses, and reasonable attorneys’ fees pursuant to statutory and common law; and (3) such other and further relief as the Court deems just and proper. On June 8, 2009, Broadcom filed a Notice of Removal to remove this lawsuit to federal court. On June 16, 2009, the Company filed a motion to remand the lawsuit back to state court and to expedite briefing and the hearing on the motion. On June 17, 2009, the federal court ordered expedited briefing and scheduled a hearing. On June 29, 2009, the federal court ordered the lawsuit to be remanded back to state court.

In addition to the ongoing litigation discussed above, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of the open matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
Broadcom Unsolicited Takeover Proposal
Broadcom Corporation initiated an unsolicited takeover proposal of $9.25 per share to purchase all the common shares of the Company on May 5, 2009. On June 30, 2009, Broadcom Corporation increased its offer price to $11.00 per share and extended the expiration of the tender offer period to July 14, 2009. On July 9, 2009, Broadcom Corporation announced it would cease further efforts to acquire the Company. On July 14, 2009, Broadcom Corporation’s tender offer expired without further action.
Other Commitments and Contingencies
The Company has approximately $31.3 million of unrecognized tax benefits under FIN 48 as of June 28, 2009. A reasonably reliable estimate of the period payment cannot be made. See Note 13 to our consolidated financial statements.
The Company has entered into various agreements for purchases of inventory. As of June 28, 2009, the Company’s purchase obligation associated primarily with inventory was approximately $33.8 million.
Subsequent to June 28, 2009, the Company entered into a licensing arrangement and paid approximately $20.0 million in early fiscal 2010 related to this arrangement.
In addition, the Company provides limited indemnification in selected circumstances within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringement of certain intellectual property, and in some limited cases against bodily injury or damage to real or tangible personal property caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. As of June 28, 2009, the Company has not incurred any significant costs related to indemnification of its customers.
Note 12 Shareholders’ Equity
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
In early August 2008, the Company’s Board of Directors authorized a new plan to repurchase up to $100.0 million of its outstanding common stock. In April 2009, upon receipt of an unsolicited acquisition proposal and related tender offer of Broadcom Corporation to acquire the Company, the Company’s Board of Directors elected to temporarily suspend any activity under the share repurchase plan. In light of Broadcom’s announcement of its decision to allow its tender offer to expire on July 14, 2009, Emulex’s Board of Directors elected to reactivate the $100.0 million share repurchase plan effective July 15, 2009. Through June 28, 2009, no repurchases were made under this plan. From June 29, 2009 through August 21, 2009, the Company has repurchased 2.0 million shares of its common stock for an aggregate purchase price of approximately $18.2 million or an average of $9.10 per share under this plan. The Company may repurchase shares from time-to-time in open market purchases or privately negotiated transactions. The share repurchases will be financed by available cash balances and cash from operations.

Shareholder Rights Plan
In January 2009, the Company’s Board of Directors adopted a Rights Agreement to replace the previous agreement that expired on January 19, 2009. On January 14, 2009, the Board of Directors authorized and declared a dividend of one preferred stock purchase right for each share of common stock of the Company under the Rights Agreement. The dividend was paid on January 24, 2009 to the record holders of shares of common stock as of this date. The Rights Agreement provides for Preferred Stock Purchase Rights (Rights) that attach to and transfer with each share of common stock. When the Rights become exercisable, each Right entitles the holder to purchase from the Company one unit consisting of 1/1000 of a share of Series A Junior Participating Preferred Stock, par value $0.01 of the Company for $35 per unit, subject to certain anti-dilution adjustments. The Rights become exercisable at the earliest of (i) the close of business on the tenth business day following the first date of the public announcement that any person, together with such person’s associates and affiliates (other than the Company or certain related entities), has become the beneficial owner of 15% or more of the then outstanding Common Shares (Acquiring Person) or such earlier date that a majority of the directors of the Company become aware of the existence of an Acquiring Person; (ii) the close of business on the tenth business day after the date of the commencement by any person (other than an exempt person) of, or after the first public announcement of an intention of any person (other than an exempt person) to commence, a tender offer or exchange offer, the consummation of which would cause any person to become an Acquiring Person; and, (iii) any of the following events a) the Company consolidates with, or merges with or into, any other person (other than a subsidiary of the Company) and the Company is not the continuing or surviving corporation; b) the Company consolidates with, or merges with and into any other person (other than a subsidiary of the Company) and the Company is the continuing or surviving corporation, and consequent to the transaction all or part of the common shares are converted into the right to receive another form of consideration; or c) the Company sells, disposes of or otherwise transfers 50% or more of the assets or earning power of the Company and its subsidiaries taken as a whole to any person other than the Company or one or more of its wholly-owned subsidiaries. Upon exercise and payment of the purchase price for the Rights, the Rights holder will have the right to receive Company common stock equal to two times the purchase price. The Company is entitled to redeem the Rights at any time prior to the expiration of the Rights in January 24, 2012. The Company is entitled to redeem the Rights in whole, but not in part, at a price of $0.01 per Right, subject to adjustment.
Exchange Program
At the Annual Meeting of Stockholders held on November 19, 2008, the shareholders approved a program (the Exchange Program) permitting the Company’s eligible employees to exchange outstanding options with exercise prices at or above the highest closing price of the Company’s common stock over the 52-week period immediately preceding the commencement of the Exchange Program (Eligible Options) for a lesser number of unvested stock units. The Exchange Program would be open to eligible employees of the Company and any of its subsidiaries designated for participation by the Compensation Committee of the Board of Directors (Compensation Committee). However, members of the Company’s Board of Directors, the Company’s five most highly compensated executive officers (including the Company’s Chief Executive Officer), and Securities and Exchange Act Section 16 officers of the Company (Section 16 Officers) and consultants, would not be eligible to participate.
If no eligible employees participate in the Exchange Program, the Equity Incentive Plan would be amended to increase the number of shares available for grants under the Plan by 2,000,000 shares. Further, in the event some eligible employees participate in the program but the net shares yielded from the Exchange Program is less than 2,000,000 shares, the Equity Incentive Plan would be amended to increase the number of shares available for grants under the Equity Incentive Plan by an amount required to yield 2,000,000 available shares under the Equity Incentive Plan.
On June 15, 2009, the Company commenced the Exchange Program. The 52-week high immediately preceding this date was $14.11, resulting in 5,829,881 Eligible Options. On July 13, 2009, the Exchange Program expired and 379 employees tendered 3,925,263 of their options in exchange for 225,783 restricted stock units.
Under Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment (SFAS 123R), the Company is required to recognize as an expense the grant of restricted stock units to the extent that the number of shares underlying the restricted stock units multiplied by the last reported sales price of our common stock on the grant date of the restricted stock units exceeds the fair value of the eligible options immediately before their cancellation, with such expense amortized over the vesting periods of such granted restricted stock units. The Company is in the process of determining the amount of expense related to the Exchange Program.

Stock-Based Compensation
As of June 28, 2009, the Company had three stock-based plans for employees and directors that are open for future awards and are described below. In addition, the Company had eight stock-based plans, including six plans assumed in connection with prior acquisitions, each of which is closed for future grants but has options outstanding.
Amounts recognized in the financial statements with respect to these plans for fiscal 2009, 2008, and 2007 are as follows:

	2009	2008	2007
	(in thousands)
Total cost of stock-based payment plans during the period	$23,095	$29,008	$28,057
Amounts capitalized in inventory during the period	(615)	(569)	(652)
Amounts recognized in income for amounts previously capitalized in inventory	628	563	625

Amounts charged against income, before income tax benefit	$23,108	$29,002	$28,030

Amount of related income tax benefit recognized in income	$7,563	$8,148	$6,700

Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the Purchase Plan or ESPP) was adopted by the Board of Directors and approved by the stockholders in 2000 and became effective on January 1, 2001. Under the Purchase Plan, employees of the Company who elect to participate have the right to purchase common stock at a 15% discount from the lower of the market value of the common stock at the beginning or the end of each six month offering period. Employees purchase common stock using payroll deductions, which may not exceed 10% of their eligible compensation (the amount may be increased from time to time by the Company but may not exceed 15% of eligible compensation). The Purchase Plan was amended and adopted by the Board of Directors in 2007. The amended and restated Purchase Plan was approved by the stockholders in 2007 and became effective on November 15, 2007 (Amended Purchase Plan or Amended ESPP). The Amended Purchase Plan changed the six month option periods from April 1 to September 30 of each year to May 1 to October 31 and from October 1 to March 31 of each year to November 1 to April 30. In addition, the Amended Purchase Plan increased the maximum number of shares that an employee may purchase in each six month period from 500 shares to 1,000 shares. Further, the Amended Purchase Plan increased the maximum dollar amount that can be withheld from employees during each six month period from $12,500 to $25,000 (subject to a maximum of $25,000 in any calendar year. No employee may purchase more than $25,000 worth of common stock (calculated at the time the purchase right is granted) or 2,000 shares in any calendar year. The Compensation Committee of the Board of Directors administers the Amended Purchase Plan. The Company has reserved a total of 3,450,000 shares of common stock for issuance under the Purchase Plan. As of June 28, 2009, there are 1,312,460 shares available for future award grants.
Employee Stock Option and Equity Incentive Plan
On December 1, 2005, the Company’s shareholders ratified and approved the Emulex Corporation 2005 Equity Incentive Plan (the Equity Incentive Plan). The Company’s Equity Incentive Plan permits the grant of stock options, restricted stock awards (unvested stock) consisting of shares of common stock that are subject to a substantial risk of forfeiture (vesting restrictions) for some period of time, unrestricted stock awards that are free of any vesting restrictions, performance awards entitling the recipient to acquire shares of common stock or to vest in shares of common stock upon the attainment of specified performance goals (Performance Awards) and stock appreciation rights to its domestic and international employees. The aggregate number of shares which may be used under the Equity Incentive Plan consists of 2,937,475 shares of common stock, plus the number of shares underlying options that were outstanding on the effective date of the Equity Incentive Plan (October 24, 2005) that expire, are forfeited, cancelled or terminate for any reason under the Employee Stock Option Plan and the 2004 Employee Stock Incentive Plan without having been exercised in full. On November 30, 2006, an additional 1,500,000 shares were approved for issuance by the Company’s stockholders. On November 15, 2007, the Company’s stockholders approved an amendment to the Equity Incentive Plan to increase the number of shares authorized for issuance under the Equity Incentive Plan by another 1,500,000 and to provide that shares available for grant under the Aarohi Communications, Inc. 2001 Stock Option Plan (the “Aarohi Plan”) and the Sierra Logic, Inc. 2001 Stock Option Plan (the “Sierra Plan”) may be used for awards granted under the Equity Incentive Plan. The Equity Incentive Plan is administered by the Board of Directors, or at the discretion of the Board, by a committee consisting of two or more independent directors of the Company. Stock option awards are granted with an exercise price not less than fair market value of the Company’s stock at the date of grant; these awards generally vest based on three years of continuous service and have a six year contractual term. Certain stock option awards provide for accelerated vesting if there is a change in control (as defined in the Equity Incentive Plan) or achieving certain performance targets within the meaning of Section 162(m) of the Internal Revenue Code and the regulations thereunder. As of June 28, 2009, there were 1,954,387 shares available for future award grants under the Equity Incentive Plan, including the shares available for grant under the Employee Stock Option Plan, 2004 Employee Stock Incentive Plan, Aarohi Plan and Sierra plan.
Unvested and unrestricted stock awards may be awarded (or sold at a purchase price determined by the Board or Committee) upon terms established by the Board or Committee at its sole discretion. The vesting provisions of unvested stock awards will be determined individually by the Board or Committee for each grant, but generally vest annually over three years. Unrestricted stock awards will be free of any vesting provisions. Beginning May 2, 2006, the Company granted unvested stock to employees and non-employee directors under the Equity Incentive Plan.
Performance awards will be subject to the attainment of performance goals established by the Board or Committee, the periods during which performance is to be measured, and all other limitations and conditions applicable to the awarded shares. Performance goals shall be based on a pre-established objective formula or standard that specifies the manner of determining the number of performance awards that will be granted or will vest if the performance goal is attained. Performance goals will be determined by the Board or the Committee prior to the time 25% of the service period has elapsed and may be based on one or more business criteria that apply to an individual, a business unit or the Company. As of June 28, 2009, there are no performance awards outstanding.
Stock appreciation rights entitle the holder to receive the appreciation in the value of common stock underlying the stock appreciation right. The Board or Committee may grant a stock appreciation right either as a stand alone right, or if such right does not provide for the deferral of compensation within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, in tandem with all or any part of the shares of common stock that may be purchased by the exercise of a stock option. As of June 28, 2009, there are no stock appreciation rights outstanding.
The Company’s 1997 Stock Option Plan for Non-Employee Directors (the Director Plan) was amended and approved by the stockholders on November 30, 2006 to allow for a maximum of 1,880,000 shares of common stock to be issued. The Director Plan provides that an option to purchase 60,000 shares of common stock is granted to each non-employee director of the Company upon the first date that such director becomes eligible to participate. These options shall be exercisable as to 33.3% of the shares on each anniversary of the grant if the director is still a director of the Company. In addition, the Director Plan provides that on each yearly anniversary of the date of the initial grant, each eligible director shall automatically be granted an additional option to purchase 20,000 shares of common stock. From fiscal 2007, in lieu of the 20,000 annual stock option grant, each eligible director received an unvested stock grant of 7,000 shares. These options or unvested stock shall be exercisable as to 50% of the shares on the six month anniversary, 25% on the nine month anniversary and 25% on the year anniversary of the grant date. The exercise price per option granted will not be less than the fair market value of the Company’s stock at the date of grant. No option or unvested stock granted under the Director Plan shall be exercisable after the expiration of the earlier of (i) ten years following the date the option or unvested stock is granted or (ii) one year following the date the optionee ceases to be a director of the Company for any reason. The administrator of the Director Plan has the discretion to grant additional awards in the form of unvested stock and/or stock appreciation rights or to substitute unvested stock or stock appreciation rights for the formula grants described above. Options or unvested stock granted under the Director Plan are non-qualified stock awards. As of June 28, 2009, there were 206,000 shares available for future award grants under the Director Plan.

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
Options granted under the Plan and options granted under the 2004 Plan prior to August 2005 have a 10 year contractual term and become exercisable on a cumulative basis as to 25% of the total number of shares one year from the date the option is granted with an additional 6.25% after the end of each consecutive calendar quarter thereafter, except when otherwise provided by the Board of Directors or the Compensation Committee. Beginning with awards granted in August 2005, each option granted generally has a six year contractual term and becomes exercisable on a cumulative basis as to 30% of the total number of shares one year from the date the option is granted with an additional 7.5% after the end of each of the next four consecutive calendar quarters and an additional 10% after the end of each of the next four consecutive quarters thereafter, except when otherwise provided by the Board of Directors or the Compensation Committee.
In connection with the acquisition of Sierra Logic, the Company assumed the Sierra Plan. The options were replaced with options to purchase shares of Emulex common stock based on the acquisition exchange ratio and continue to be subject to the terms of the Sierra Plan. The options have contractual terms of up to ten years, generally vest over four years, and include a provision that the option holder may elect at any time to exercise the option prior to the full vesting of the option. As part of the purchase agreement, holders of unvested options were paid cash in exchange for the options with the cash received subject to the same vesting schedule as the originally granted option. Shares previously authorized for issuance under the Sierra Plan are no longer available for future grants, but options previously granted under this plan remain outstanding. Shares available under the Sierra Plan may be granted under the Equity Incentive Plan.
In connection with the acquisition of Aarohi, the Company assumed the Aarohi Plan. The options assumed were replaced with options to purchase shares of Emulex common stock based on the acquisition exchange ratio and continue to be subject to the terms of the Aarohi Plan. The options have contractual terms of up to ten years, typically vest over four years with 25% after the first year and monthly thereafter, and include a provision that the option holder may elect at any time to exercise the option prior to the full vesting of the option. Unvested shares purchased upon early exercise of options are subject to a repurchase provision which grants the Company the right of first refusal to repurchase such shares at the original exercise price which right terminates at such time as the vesting requirements have been satisfied. Shares previously authorized for issuance under the Aarohi Plan are no longer available for future grants, but options previously granted under this plan remain outstanding. Shares available under the Aarohi Plan may be granted under the Equity Incentive Plan.
In addition, in connection with the prior acquisitions of Vixel Corporation (Vixel) and Giganet, Inc. (Giganet), the Company assumed awards granted under the Vixel Corporation Amended and Restated 1995 Stock Option Plan, the Vixel Corporation 1999 Equity Incentive Plan, and the Vixel Corporation 2000 Non-Officer Equity Incentive Plan (collectively, the Vixel Plans), and the Giganet, Inc. 1995 Stock Option Plan (the Giganet Plan). Shares previously authorized for issuance under these respective plans are no longer available for future grants, but options previously granted under these respective plans remain outstanding. Shares available under these respective grants may not be granted under the Equity Incentive Plan.

As of June 28, 2009, we anticipate that the number of shares authorized under the Equity Incentive Plan, the Director Plan, the Amended Purchase Plan, and All Other Plans are sufficient to cover future stock option exercises and shares that will be purchased during the next six month option period from May 1, 2009 to October 31, 2009 under the Purchase Plan.
A summary of option activity under the plans for fiscal 2009 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term (Years)	Value
	(in millions)
Options outstanding at June 29, 2008	14,078,051	$21.54
Options granted	171,000	$11.31
Options exercised	(364,405)	$5.29
Options canceled	(1,319,038)	$24.92
Options forfeited	(385,204)	$16.15

Options outstanding at June 28, 2009	12,180,404	$21.68	3.10	$2.04

Options vested and expected to vest at June 28, 2009	12,113,544	$21.72	3.09	$2.03

Options exercisable at June 28, 2009	11,055,625	$22.26	2.97	$1.89

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the market price of the underlying common stock as of the date of grant, expected term, stock price volatility and expected risk-free interest rates. This model requires subjective assumptions, including expected stock price volatility and expected time until exercise, which affect the calculated fair value on the grant date, as well as the market price of the underlying common stock as of the date of grant and expected risk-free interest rates. Expected volatilities are based on methodologies utilizing equal weighting involving both historical periods equal to the expected term and implied volatilities based on traded options to buy the Company’s shares. The assumptions utilized to compute the fair value of purchases under the Amended Purchase Plan and stock option grants under All Other Plans for fiscal 2009, 2008, and 2007 were:

	Amended Purchase Plan
	2009	2008	2007
Expected volatility	49% - 87%	32% - 45%	29% - 31%
Weighted average expected volatility	67%	40%	30%
Expected dividends	—	—	—
Expected term (in years)	0.5	0.5	0.2 - 0.5
Weighted average expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	0.30% - 1.13%	1.67% - 4.08%	5.01% - 5.08%

	All Other Plans
	2009	2008	2007
Expected volatility	42% - 53%	33% - 40%	30% - 38%
Weighted average expected volatility	44%	37%	34%
Expected dividends	—	—	—
Expected term (in years)	3.0 - 5.0	2.4 - 5.0	1.4 - 4.4
Weighted average expected term (in years)	3.8	3.3	3.2
Risk-free interest rate	1.12% - 3.02%	1.75% - 4.17%	4.51% - 4.95%

A summary of unvested stock awards activity for fiscal 2009 is presented below:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
Awards outstanding and unvested at June 29, 2008	2,135,765	$18.07
Awards granted	1,662,900	$9.19
Awards vested	(805,379)	$17.71
Awards forfeited	(271,680)	$16.98

Awards outstanding and unvested at June 28, 2009	2,721,606	$12.85

As of June 28, 2009, there was approximately $15.3 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 0.86 years.
The weighted average grant date fair value of options in fiscal 2009, 2008, and 2007, was $4.08, $4.80, and $4.56 respectively. The weighted average grant date fair value of stock awards granted in fiscal 2009, 2008, and 2007 was $9.19, $17.98, and $18.32 respectively. The total intrinsic value of stock options exercised in fiscal 2009, 2008, and 2007 was approximately $1.7 million, $5.7 million, $24.1 million respectively. The total fair value of stock awards vested in fiscal 2009, 2008, and 2008 was approximately $8.6 million, $7.9 million, and $2.1 million, respectively.
Cash received from share option exercises under stock-based plans for the 12 months ended June 28, 2009, June 29, 2008, and July 1, 2007 was approximately $7.1 million, $10.4 million, and $22.7 million, respectively. The actual tax benefit realized for the tax deductions from option exercise and vested stock awards of stock-based plans totaled approximately $4.1 million, $5.1 million and $9.6 million for the 12 months ended June 28, 2009, June 29, 2008, and July 1, 2007, respectively.
Note 13 Income Taxes
The components of income tax expense are as follows:

	2009	2008	2007
	(in thousands)
Federal:
Current	$1,852	$86,598	$38,869
Deferred	(2,824)	(2,382)	(11,961)
State:
Current	400	(517)	(6,329)
Deferred	(3,697)	1,220	9,001
Foreign:
Current	2,331	69	69

Total income tax (benefit) expense	$(1,938)	$84,988	$29,649

The income tax (benefit) expense in fiscal years 2009, 2008, and 2007 excludes (shortfall) excess tax benefits recorded directly to additional paid-in-capital in the amounts of approximately ($0.9) million, $2.0 million, and $8.0 million, respectively, related to exercises of stock options under the Company’s stock option plans.
Income before income taxes consists of the following:

	2009	2008	2007
	(in thousands)
Domestic	$4,947	$77,680	$58,852
Foreign	659	237	231

Total	$5,606	$77,917	$59,083

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	2009	2008
	(in thousands)
Deferred tax assets:
Capitalization of inventory costs	$79	$166
Reserves not currently deductible	9,962	12,946
Share-based compensation	15,706	15,630
Net operating loss carryforwards	11,639	12,985
General business and state credit carryforwards	13,589	9,832
Capitalized research and development expenditures	2,030	2,853
Capital loss carryforwards	2,609	2,609
Property and equipment	529	512
Other	708	874

Total gross deferred tax assets	56,851	58,407
Less valuation allowance	(3,002)	(2,609)

Deferred tax assets, net of valuation allowance	53,849	55,798

Deferred tax liabilities:
Various state taxes	4,349	3,456
Intangible assets — customer relationships	584	1,851
Intangible assets — core technology and patents	16,121	24,237

Total gross deferred tax liabilities	21,054	29,544

Net deferred tax asset	$32,795	$26,254

Based on the Company’s historical and anticipated future pre-tax results of operations, management believes it is more likely than not that the Company will realize the benefit of the approximately $32.8 million net deferred tax assets existing as of June 28, 2009. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income, however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years.
The Company has approximately $6.5 million of capital loss carryforwards available as of June 28, 2009. If unused, approximately $1.5 million and $5.0 million of the carryforwards would expire in fiscal years 2011 and 2014, respectively. Management believes it is more likely than not that the Company will not be able to generate sufficient capital gain income to realize these benefits prior to the expiration of these capital loss carryforwards. In addition, the Company believes it is more likely than not that the Company will not be able to utilize $0.8 million of Massachusetts research credits. Therefore, a valuation allowance of approximately $3.0 million is recorded as of the end of fiscal 2009.
The Company has made no provision for U.S. income taxes or foreign withholding taxes on the earnings of its foreign subsidiaries, as these amounts are intended to be indefinitely reinvested in operations outside the United States. As of June 28, 2009, there is no cumulative amount of undistributed earnings of our foreign subsidiaries.
The actual income tax (benefit) expense on pretax income before income taxes differs from expected federal income tax expense for the following reasons:

	2009	2008	2007
	(in thousands)
Expected income tax expense at 35%	$1,962	$27,271	$20,679
State income tax (benefit) expense, net of federal tax benefit	(2,143)	457	1,737
In-process research and development expenditures	—	—	6,729
Change in valuation allowance allocated to income tax expense	—	—	1,741
Effect of foreign activities taxed at differing tax rates	4,960	57,609	—
Expiration of prior period tax matters	(5,282)	(1,583)	(2,066)
Research and other credits	(4,691)	(1,795)	(1,607)
Stock-based compensation	1,506	2,494	2,928
Other, net	1,750	535	(492)

Total income tax (benefit) expense	$(1,938)	$84,988	$29,649

For fiscal 2009, the Company recognized a tax benefit related to a release of FIN 48 liabilities as a result of an expiration of statute of limitations of approximately $5.3 million and a tax benefit related to the extension of the Federal research credit of approximately $1.8 million.
As of June 28, 2009, the Company had federal and state net operating loss carryforwards of approximately $27.0 million and $24.8 million, respectively, which are available to offset future federal and state taxable income. If unused, the federal net operating loss carryforwards will expire during the fiscal years 2016 through 2022, and the state net operating loss carryforwards will begin to expire in fiscal 2010. Included in the federal net operating loss carryforwards are Aarohi losses of approximately $25.9 million and Sierra Logic losses of approximately $1.0 million. The annual utilization of these net operating loss carryforwards is limited due to restrictions imposed under federal law due to a change in ownership.
As of June 28, 2009, the Company had federal and state research and experimentation credit carryforwards of approximately $0.3 million and $13.0 million, respectively, which are available to reduce federal and state income taxes. If unused, the federal carryforwards expire during the fiscal years 2013 through 2022, and certain state carryforwards will begin to expire in fiscal 2018. For federal tax purposes, the Company has approximately $0.2 million of foreign tax credit carryforwards available through fiscal 2019.
As of June 28, 2009, the Company had total unrecognized tax benefits of approximately $31.3 million compared to approximately $32.0 million as of June 29, 2008. If fully recognized, approximately $27.2 million of the $31.3 million would impact the Company’s effective tax rate. The Company does not expect that the liability for unrecognized tax benefits will change significantly within the next 12 months.
A rollforward of the activity in the gross unrecognized tax benefits for the year ended June 28, 2009 is as follows (in thousands):

Balance at June 29, 2008	$31,979
Additions based on tax positions related to the current year	5,709
Additions for tax positions of prior years	1,122
Reductions for tax positions of prior years	—
Reductions for tax positions due to a lapse in statute	(7,402)

Balance at June 28, 2009	$31,408

The Company’s Federal income tax returns for fiscal years 2006 to 2009 and California income tax returns for fiscal years 2005 to 2009 are open as the statute of limitations have not yet expired. The Company is currently under audit by various state and foreign taxing authorities. The Company does not believe that the resolution of these audits will have a material effect on its financial statements.
The Company had accrued approximately $1.0 million in interest and penalties related to unrecognized tax benefits included in other liabilities as of June 28, 2009.
Note 14 Revenue by Product Families, Geographic Area and Significant Customers
Revenues by Product Families
The Company designs and markets two major distinct product families: Host Server Products (HSP) and Embedded Storage Products (ESP). HSP mainly consists of Fibre Channel based connectivity products and converged Fibre Channel over Ethernet based products. The Company’s Fibre Channel based products include HBAs, custom form factor solutions for OEM blade servers and ASICs. These products enable servers to efficiently connect to SANs by offloading data communication processing tasks from the server as information is delivered and sent to the storage network. The Company’s converged products include Converged Network Adapters (CNAs). CNAs efficiently move data between local area networks (LANs) and SANs using Fibre Channel over Ethernet (FCoE) to map the Fibre Channel protocol directly into the data layer of Ethernet networks.

ESP mainly consists of Input/Output controller (IOC) solutions, embedded bridge, and embedded router products. Embedded storage switches, bridges, routers, and IOCs are deployed inside storage arrays, tape libraries, and other storage appliances, delivering improved performance, reliability, and storage connectivity.

	2009	2008	2007
	(in thousands)
Net revenues:
Host Server Products	$284,099	$352,687	$357,279
Embedded Storage Products	93,559	134,858	107,578
Other	564	756	5,330

Total net revenues	$378,222	$488,301	$470,187

Revenues by Geographic Area
The Company’s net revenues by geographic area based on bill-to location are:

	2009		2008		2007
	(in thousands)
United States	$144,201	38%	$197,063	40%	$218,996	47%
Asia Pacific	107,914	29%	125,392	26%	80,637	17%
Europe, Middle East, Africa, and rest of the world	126,107	33%	165,846	34%	170,554	36%

Total net revenues	$378,222	100%	$488,301	100%	$470,187	100%

In fiscal years 2009, 2008, and 2007, net revenues from sales to customers in the United Kingdom, based on bill-to location, were approximately 12%, 16%, and 15%, respectively. Net revenues from sales to customers in Singapore, based on bill-to location, for fiscal years 2009, 2008, and 2007 were 13%, 13%, and 7%, respectively. No other country in Asia Pacific, Europe, Middle East, Africa or the rest of the world accounted for more than 10% of net revenues during these periods.
Significant Customers
The following table represents direct sales to customers accounting for greater than 10% of the Company’s net revenues or customer accounts receivable accounting for greater than 10% of the Company’s accounts receivable. Amounts not presented were less than 10%.

				Accounts
	Net Revenues			Receivable
	2009	2008	2007	2009	2008
Hewlett-Packard	17%	15%	13%	15%	14%
IBM	22%	21%	22%	24%	29%
Info X	10%	14%	17%	16%	11%
In addition to direct sales, some of the Company’s larger OEM customers purchased or marketed products indirectly through distributors, resellers, or other third parties. Customers with total direct and indirect revenues, including customer specific models purchased or marketed indirectly through distributors, resellers, and other third parties, of more than 10% were as follows:

	Net Revenues
	2009	2008	2007
EMC	14%	18%	18%
Hewlett-Packard	17%	15%	13%
IBM	31%	28%	25%

Note 15 Net Income (Loss) per Share
The following table sets forth the computation of basic and diluted net (loss) income per share:

	2009	2008	2007
	(in thousands, except per share data)
Numerator:
Net income (loss)	$7,544	$(7,071)	$29,434
Adjustment for interest expense on convertible subordinated notes, net of tax	—	—	702

Numerator for diluted net income (loss) per share	$7,544	$(7,071)	$30,136

Denominator:
Denominator for basic net income (loss) per share — weighted average shares outstanding	80,440	82,147	84,545
Effect of dilutive securities
Dilutive potential common shares, using treasury stock method	1,439	—	2,023
Dilutive common shares from assumed conversion of convertible subordinated notes	—	—	2,521

Denominator for diluted net income (loss) per share — adjusted weighted average shares	81,879	82,147	89,089

Basic net income (loss) per share	$0.09	$(0.09)	$0.35

Diluted net income (loss) per share	$0.09	$(0.09)	$0.34

Antidilutive options and unvested stock awards excluded from the computations	12,558	12,647	8,486

Average market price of common stock	$8.91	$16.91	$18.81

The antidilutive options were excluded from the computation of diluted net income (loss) per share due to the options’ exercise price being greater than the average market price of the common shares or due to the Company incurring a net loss.
Note 16 Unaudited Quarterly Consolidated Financial Data
Selected unaudited quarterly consolidated financial data for fiscal years 2009 and 2008 are as follows:

					Diluted
					Net (Loss)
	Net		Net (Loss)		Income
	Revenues	Gross Profit	Income		per Share
	(in thousands, except per share data)
2009:
Fourth quarter	$79,297	$49,018	$(4,509)		$(0.06)
Third quarter	78,568	46,802	(5,965)		(0.07)
Second quarter	108,661	65,985	10,517		0.13
First quarter	111,696	69,952	7,501		0.09

Total	$378,222	$231,757	$7,544

2008:
Fourth quarter	$112,763	$71,526	$(50,407	)(1)	$(0.61)
Third quarter	127,846	80,029	15,521		0.19
Second quarter	130,622	81,742	17,644		0.21
First quarter	117,070	67,927	10,171		0.12

Total	$488,301	$301,224	$(7,071)

(1)	Includes tax expense of approximately $58.5 million associated with royalty prepayment and cost sharing agreement.

SCHEDULE OF EMULEX CORPORATION AND SUBSIDIARIES

Schedule II
EMULEX CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years ended June 28, 2009, June 29, 2008, and July 1, 2007

		Additions
		Charged to
		Costs and
		Expenses	Amounts
	Balance at	Including	Charged	Balance
	Beginning	Changes in	Against	at End
Classification	of Period	Estimates	Reserve	of Period
	(in thousands)
Year ended June 28, 2009:
Allowance for doubtful accounts	$1,753	$(196)	$4	$1,553

Sales returns, allowances and reserves	$4,225	$9,220	$10,456	$2,989

Warranty liability	$4,174	$48	$1,760	$2,462

Year ended June 29, 2008:
Allowance for doubtful accounts	$1,902	$(146)	$3	$1,753

Sales returns, allowances and reserves	$3,330	$14,398	$13,503	$4,225

Warranty liability	$3,832	$2,304	$1,962	$4,174

Year ended July 1, 2007:
Allowance for doubtful accounts	$1,908	$—	$6	$1,902

Sales returns, allowances and reserves	$3,178	$11,840	$11,688	$3,330

Warranty liability	$2,949	$3,685	$2,802	$3,832

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMULEX CORPORATION
By:	/s/ James M. McCluney
James M. McCluney
President and Chief Executive Officer

Date: August 21, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 21, 2009.

Signature	Title

/s/ James M. McCluney (James M. McCluney)	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Michael J. Rockenbach (Michael J. Rockenbach)	Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

/s/ Paul F. Folino (Paul F. Folino)	Executive Chairman

/s/ Fred B. Cox (Fred B. Cox)	Director and Chairman Emeritus

/s/ Michael P. Downey (Michael P. Downey)	Director

/s/ Bruce C. Edwards (Bruce C. Edwards)	Director

/s/ Robert H. Goon (Robert H. Goon)	Director

/s/ Don M. Lyle (Don M. Lyle)	Director

/s/ Dean A. Yoost (Dean A. Yoost)	Director

EXHIBIT INDEX

Exhibit No.		Description of Exhibit
2.1
Agreement and Plan of Merger, dated August 29, 2006, relating to the Company’s acquisition of Sierra Logic, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 29, 2006).

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

10.1	*	Giganet, Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed March 2, 2001).
10.2	*
Emulex Corporation Employee Stock Option Plan, as amended (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 21, 2002).

10.3	*
Emulex Corporation 1997 Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 30, 2006).

10.4	*
Emulex Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix B to Emulex Corporation’s proxy statement on Schedule 14A for the 2008 annual meeting of its stockholders filed with the Securities and Exchange Commission on October 14, 2008).

10.5	*
Emulex Corporation 2004 Employee Stock Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 18, 2004).

10.6		Standard Commercial Lease between the Flatley Company and Giganet, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s 2001 Annual Report on Form 10-K).
10.7	*
Form of Key Employee Retention Agreement between the Company and its executive officers other than Paul F. Folino and James M. McCluney, Jeffrey W. Benck, Marshall D. Lee, and Michael J. Rockenbach (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006).

10.8	*
Form of Key Employee Retention Agreement for Paul F. Folino, James M. McCluney, Jeffrey W. Benck, Marshall D. Lee, and Michael J. Rockenbach (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 16, 2009).

10.9	*	Emulex Corporation Change in Control Retention Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on April 29, 2009).
10.10		Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current Report on Form 8-K filed May 17, 2005).
10.11		Real Estate Lease dated September 12, 2000, between LM Venture, LLC and Emulex Corporation (incorporated by reference to Exhibit 10.22 to the Company’s 2003 Annual Report on Form 10-K).
10.12
First Amendment to Lease (amendment dated February 8, 2001), between LM Venture LLC and Emulex Corporation (incorporated by reference to Exhibit 10.23 to the Company’s 2003 Annual Report on Form 10-K).

10.13	*
Vixel Corporation Amended and Restated 1995 Stock Option Plan incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Registration Statement on Form S-1 of Vixel Corporation (File No. 333-81347), filed on August 16, 1999).

Exhibit No.		Description of Exhibit
10.14	*
Vixel Corporation 1999 Equity Incentive Plan (as amended) (incorporated by reference to Exhibit 10.23 of Amendment No. 1 to the Registration Statement on Form S-1 of Vixel Corporation (File No. 333-81347), filed on August 16, 1999).

10.15	*
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

10.17	*
Form of Director Stock Option Agreement and related form of Grant Summary for grants made pursuant to the 1997 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 30, 2005).

10.18	*
Form of Incentive Stock Option Agreement for grants made pursuant to the Employee Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 30, 2005).

10.19	*
Form of Non-Qualified Stock Option Agreement for grants made pursuant to the Employee Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 30, 2005).

10.20	*
Form of Incentive Stock Option Agreement for grants made pursuant to the 2004 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed August 30, 2005).

10.21	*
Form of Non-Qualified Stock Option Agreement for grants made pursuant to the 2004 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed August 30, 2005).

10.22	*
Form of Notice of Grant of Stock Options and Stock Option Agreement for grants made pursuant to both the Employee Stock Option Plan and 2004 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed August 30, 2005).

10.23
Office Lease Agreement dated August 25, 2005 by and between 24000 Development, LLC and Emulex Design & Manufacturing Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 31, 2005.

10.24	*	Description of Compensation Arrangements with Non-Employee Directors (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2007).
10.25	*	Description of Compensation for certain executive officers of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 10, 2008).
10.26	*
Executive Bonus Plan of Emulex Corporation, as amended and restated effective August 22, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 2, 2007).

10.27	*	Aarohi Communications, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed May 8, 2006).
10.28	*	Form of Aarohi Communications, Inc. Stock Option Agreement(incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed May 8, 2006).
10.29	*	Form of Aarohi Communications, Inc. Stock Option Agreement (alternate form) (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed May 8, 2006).
10.30	*	Form of Aarohi Communications, Inc. Notice of Grant of Stock Option (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed May 8, 2006).
10.31	*
Form of Emulex Corporation Stock Option Assumption Documents for holders of options granted under the Aarohi Communications, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 filed May 8, 2006).

10.32	*
Amended and Restated Emulex Corporation 2005 Equity Incentive Plan (incorporated by reference to Appendix A to Emulex Corporation’s proxy statement on Schedule 14A for the 2008 annual meeting of its stockholders filed with the Securities and Exchange Commission on October 14, 2008).

Exhibit No.		Description of Exhibit
10.33	*	Form of 2005 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006).
10.34	*	Form of Notice of Grant of Restricted Stock Award under 2005 Equity (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006.
10.35
Second Amendment to Lease dated May 26, 2006 by and between Brass Creekside, L.P. and Emulex Design & Manufacturing Corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed June 5, 2006).

10.36	*	Sierra Logic, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on October 5, 2006).
10.37	*
Form of Sierra Logic, Inc. Stock Option Agreement and Notice of Grant of Stock Option (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on October 5, 2006).

10.38	*
Form of Emulex Corporation Stock Option Assumption Documents for holders of options granted under the Sierra Logic, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed on October 5, 2006).

10.40
Deed of Lease between Aarohi Communications Private Limited and M/s M.K. Chakrapani & Co. relating to the Company’s offices in Bangalore, India (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended October 1, 2006).

10.41	*	Offer letter, dated May 4, 2008, from the Company to Jeffrey W. Benck (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 12, 2008.
10.42	*	Form of Amendment to Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 16, 2009).
10.43	*	Form of Amendment to Restricted Stock Award Agreement incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 16, 2009.
10.44	*
Form of Notice of Grant of Restricted Stock Unit under the Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on January 30, 2009).

10.45	*
Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on January 30, 2009).

10.46	*
Form of Appendix to the Restricted Stock Award Agreement, Restricted Stock Unit Award Agreement, and Nonqualified Stock Options Agreement for Change in Control Retention Plan Participants or Employees Covered by a Key Employee Retention Agreement under the Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on January 30, 2009).

10.47	*
Form of Restricted Stock Unit Award Agreement for Non-U.S. Grantees under the Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on January 30, 2009).

10.48	*
Form of Appendix to Restricted Stock Unit Award Agreement for Non-U.S. Grantees under the Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on January 30, 2009).

10.49	*	Letter Agreement between Emulex Corporation, a California corporation, and Michael Smith (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 6, 2008).
21		List of the Company’s subsidiaries.
23		Consent of Independent Registered Public Accounting Firm.
31A		Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31B		Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensation plan or arrangement.