Form 10-Q
period 2009-09-27
EMULEX CORP /DE/
filed 2009-11-02
CIK 350917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 27, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 26, 2009, the registrant had 80,627,466 shares of common stock outstanding.

EMULEX CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	September 27,	June 28,
	2009	2009
Assets
Current assets:
Cash and cash equivalents	$271,152	$294,136
Investments	153	8,289
Accounts and other receivables, net of allowance for doubtful accounts of $1,467 and $1,553 as of September 27, 2009 and June 28, 2009, respectively	51,611	51,566
Inventories	10,617	10,665
Prepaid income taxes	17,220	17,083
Prepaid expenses and other current assets	26,887	8,021
Deferred income taxes	17,601	16,793

Total current assets	395,241	406,553

Property and equipment, net	69,297	74,794
Goodwill	87,840	87,840
Intangible assets, net	56,566	42,990
Deferred income taxes	19,665	16,002
Other assets	20,143	30,739

Total assets	$648,752	$658,918

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$24,978	$28,786
Accrued liabilities	29,376	23,454

Total current liabilities	54,354	52,240

Other liabilities	5,612	5,826
Accrued taxes	31,964	31,408

Total liabilities	91,930	89,474

Commitments and contingencies (Note 8)

Subsequent event (Note 8)

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	—	—
Common stock, $0.10 par value; 240,000,000 shares authorized; 90,018,776 and 89,668,255 issued at September 27, 2009 and June 28, 2009, respectively	9,002	8,967
Additional paid-in capital	1,108,828	1,106,990
Accumulated deficit	(392,232)	(396,070)
Accumulated other comprehensive loss	(536)	(443)
Treasury stock, at cost; 10,550,971 and 8,550,971 shares at September 27, 2009 and June 28, 2009, respectively	(168,240)	(150,000)

Total stockholders’ equity	556,822	569,444

Total liabilities and stockholders’ equity	$648,752	$658,918

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited, in thousands, except per share data)

	Three Months Ended
	September 27,	September 28,
	2009	2008
Net revenues	$85,527	$111,696
Cost of sales	33,421	41,744

Gross profit	52,106	69,952

Operating expenses:
Engineering and development	31,399	34,783
Selling and marketing	12,912	14,516
General and administrative	12,279	9,416
Amortization of other intangible assets	1,698	2,087

Total operating expenses	58,288	60,802

Operating (loss) income	(6,182)	9,150

Nonoperating income, net:
Interest income	119	1,849
Interest expense	(2)	(2)
Other income, net	230	324

Total nonoperating income, net	347	2,171

(Loss) income before income taxes	(5,835)	11,321

Income tax (benefit) provision	(9,673)	3,820

Net income	$3,838	$7,501

Net income per share:
Basic	$0.05	$0.09

Diluted	$0.05	$0.09

Number of shares used in per share computations:
Basic	79,797	81,264

Diluted	80,585	81,838

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended
	September 27,	September 28,
	2009	2008
Cash flows from operating activities:
Net income	$3,838	$7,501
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	5,438	5,340
Share-based compensation expense	4,937	6,770
Amortization of intangible assets	6,424	6,818
Provision for losses on accounts and other receivables	(86)	(12)
Accrued interest income, net	34	(188)
Loss (gain) on disposal of property and equipment	1,130	(39)
Deferred income taxes	(5,701)	(2,713)
Excess tax benefit from share-based compensation	(15)	(132)
Foreign currency adjustments	(246)	(305)
Changes in assets and liabilities:
Accounts and other receivables, net	12	4,780
Inventories	14	(44)
Prepaid expenses and other assets	(8,345)	(2,992)
Accounts payable, accrued liabilities, and other liabilities	3,034	2,223
Accrued taxes	556	711
Income taxes payable and prepaid income taxes	(162)	(35,696)

Net cash provided by (used in) operating activities	10,862	(7,978)

Cash flows from investing activities:
Net proceeds from sale of property and equipment	—	50
Purchases of property and equipment	(1,811)	(7,682)
Purchases of intangible assets	(20,000)	—
Purchases of investments	—	(87,722)
Maturities of investments	8,102	94,950

Net cash used in investing activities	(13,709)	(404)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	44	880
Repurchase of common stock	(18,240)	(39,913)
Tax withholding payments reimbursed by common stock	(1,869)	(1,649)
Excess tax benefit from share-based compensation	15	132

Net cash used in financing activities	(20,050)	(40,550)

Effect of exchange rates on cash and cash equivalents	(87)	29

Net decrease in cash and cash equivalents	(22,984)	(48,903)
Cash and cash equivalents at beginning of period	294,136	217,017

Cash and cash equivalents at end of period	$271,152	$168,114

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Basis of Presentation
In the opinion of management of Emulex Corporation (Emulex or the Company), the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows. Interim results for the three months ended September 27, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending June 27, 2010. The accompanying condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2009. The preparation of the condensed consolidated financial statements requires the use of estimates and actual results could differ materially from management’s estimates. The Company has evaluated subsequent events through November 2, 2009.
Certain reclassifications have been made to prior year amounts to conform to current year’s presentation.
Supplemental Cash Flow Information

	Three Months Ended
	September 27,	September 28,
	2009	2008
Cash paid during the period for:
Interest	$2	$2
Income taxes	$47	$42,225

Non-cash activities:
Purchases of property and equipment not paid, net	$827	$109
Recently Adopted Accounting Standards
In December 2007, the FASB issued authoritative guidance for business combinations significantly changing the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development, and restructuring costs. In addition, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. The guidance is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, or in the Company’s case the fiscal year beginning June 29, 2009, and impacts the accounting for any business combinations entered into after the effective date. There was no financial statement impact of the Company’s adoption of this guidance on June 29, 2009.
In December 2007, the FASB issued authoritative guidance for noncontrolling interests in consolidated financial statements changing the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold as well as any interest retained will be recorded at fair value with any gain or loss recognized in earnings. This guidance will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. This guidance is effective for the Company’s fiscal year beginning June 29, 2009, and impacts the accounting for and presentation of noncontrolling interests after the effective date. There was no financial statement impact of the Company’s adoption of this guidance on June 29, 2009 as the Company did not have any noncontrolling interests.
In December 2007, the FASB ratified Accounting Standard Codification (ASC) 808, “Collaborative Arrangements” that prohibits companies from applying the equity method of accounting to activities performed outside a separate legal entity by a virtual joint venture. Instead, revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators based on the criteria in previously issued guidance on reporting revenue gross as a principal versus net as an agent and other applicable accounting literature. The consensus should be applied to collaborative arrangements in existence at the date of adoption using a modified retrospective method that requires reclassification in all periods presented for those arrangements still in effect at the transition date, unless that application is impracticable. The consensus is effective for the Company’s fiscal year beginning June 29, 2009. There was no financial statement impact of the Company’s adoption of ASC 808 on June 29, 2009.

In April 2008, the FASB issued authoritative guidance for determining the useful life of intangible assets amending the guidance for estimating the useful lives of recognized intangible assets and requiring additional disclosures related to renewing or extending the terms of recognized intangible assets. This guidance is effective for the Company’s fiscal year beginning June 29, 2009. There was no financial statement impact of the Company’s adoption of this guidance on June 29, 2009.
In May 2008, the FASB issued authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). This guidance requires issuers of convertible debt that may be settled wholly or partly in cash upon conversion to account for the debt and equity components separately. The guidance is effective for the Company’s fiscal year beginning June 29, 2009 and must be applied retrospectively to all periods presented. There was no financial statement impact of the Company’s adoption of this guidance on June 29, 2009.
In June 2008, the FASB issued authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities. The Company adopted this guidance during the three months ended September 27, 2009. See Note 12.
In November 2008, the FASB issued authoritative guidance for accounting for defensive intangible assets requiring entities to account for a defensive intangible asset as a separate unit of accounting at the time of acquisition, not combined with the acquirer’s existing recognized or unrecognized intangible assets. This consensus is effective for the Company’s fiscal year beginning June 29, 2009, and impacts the accounting for intangible assets acquired after the effective date. There was no financial statement impact of the Company’s adoption of this guidance on June 29, 2009.
In April 2009, the FASB issued authoritative guidance for accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies amending the provisions in previously issued guidance for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies assumed in business combinations. This guidance eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and instead carries forward most of the provisions in previously issued guidance for acquired contingencies. This guidance is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which was the Company’s fiscal year beginning June 29, 2009, and impacts the accounting for any business combinations entered into after the effective date. There was no financial statement impact of the Company’s adoption of this guidance on June 29, 2009.
In June 2009, the FASB issued ASC 105, “Generally Accepted Accounting Principles” (GAAP) which amends the GAAP hierarchy established under SFAS No. 162. On July 1, 2009, the FASB launched the FASB Accounting Standards Codification superseding all existing non-SEC accounting and reporting standards. ASC 105 is effective in the first interim and annual periods ending after September 15, 2009, or the Company’s first quarter of fiscal year 2010 ended September 27, 2009. Following this statement, the FASB will issue new standards in the form of Accounting Standards Updates (ASUs). The Company’s adoption of ASC 105 in the interim period ended September 27, 2009 had no financial statement impact other than the specific references to U.S. GAAP.

Recently Issued Accounting Standards
In June 2009, the FASB issued authoritative guidance which changes how to determine when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under this guidance, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance is effective for the Company’s fiscal year beginning June 28, 2010.
In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value.” This update provides amendments to ASC Topic 820, “Fair Value Measurements and Disclosure” for the fair value measurement of liabilities clarifying how to determine the fair value a liability when a quoted price in an active market is not available. ASU No. 2009-05 will become effective for the Company’s second quarter of fiscal 2010. The Company is currently assessing the impact of adopting ASU No. 2009-05.
In September 2009, the FASB issued authoritative guidance for revenue arrangements with multiple deliverables. In absence of vendor-specific objective evidence (VSOE) or other third party evidence (TPE) of the selling price for the deliverables in certain multiple-element arrangements, companies are required to use an estimated selling price for the individual deliverables. Companies shall apply the relative-selling price model for allocating an arrangement’s total consideration to its individual elements. Under this model, the estimated selling price is used for both the delivered and undelivered elements that do not have VSOE or TPE of the selling price. This consensus will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, or the Company’s 2011 fiscal year. Early adoption is permitted. The Company has not adopted this guidance and is currently assessing the impact of adoption.
In September 2009, the FASB issued authoritative guidance for certain revenue arrangements that include software elements amending previous guidance on software revenue recognition to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. This guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, or the Company’s 2011 fiscal year. Early adoption is permitted. The Company has not adopted this guidance and is currently assessing the impact of adoption.
2. Fair Value of Financial Instruments
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. A description of the three levels of inputs is as follows:
Level 1 —	Quoted prices in active markets for identical assets or liabilities;

Level 2 —	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Financial instruments measured at fair value on a recurring basis as of September 27, 2009 and June 28, 2009 are as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
September 27, 2009
Cash and cash equivalents	$271,152	$—	$—	$271,152
Municipal bonds	153	—	—	153

	$271,305	$—	$—	$271,305

June 28, 2009
Cash and cash equivalents	$294,136	$—	$—	$294,136
Municipal bonds	152	—	—	152
U.S. Government securities	4,097	—	—	4,097
U.S. Government sponsored entity securities	4,058	—	—	4,058

	$302,443	$—	$—	$302,443

The Company’s other financial instruments consist primarily of note receivable, equity investment in privately-held company, and insurance recovery receivable. The Company believes the carrying value of its insurance recovery receivable approximates its current fair value due to its nature and relatively short duration. The fair value of the Company’s investment in privately-held company is not readily available and a reasonable estimate of fair value could not be made without incurring excessive costs. The fair value of the Company’s note receivable is based on management judgment using market-based interest rates, and is believed to approximate its carrying value. The fair value is determined based on “Level 3” inputs which require the use of inputs that are both unobservable and significant to the fair value measurements.
3. Investments
The Company’s portfolio of held-to-maturity investments consists of the following:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
September 27, 2009
Municipal bonds	$153	$—	$—	$153

June 28, 2009
Municipal bonds	$151	$1	$—	$152
U.S. Government securities	4,097	—	—	4,097
U.S. Government sponsored entity securities	4,041	17	—	4,058

	$8,289	$18	$—	$8,307

Investments at September 27, 2009 and June 28, 2009 were classified as short-term investments due to the investments having maturity dates of less than one year.
4. Inventories
Inventories are summarized as follows:

	September 27,	June 28,
	2009	2009
	(in thousands)
Raw materials	$3,305	$4,330
Finished goods	7,312	6,335

	$10,617	$10,665

5. Goodwill and Intangible Assets, net
There was no goodwill activity during the three months ended September 27, 2009.
Intangible assets, net, are as follows:

	September 27,	June 28,
	2009	2009
	(in thousands)
Intangible assets subject to amortization:
Core technology and patents	$72,144	$92,228
Accumulated amortization, core technology and patents	(44,986)	(82,381)
Developed technology	68,500	77,312
Accumulated amortization, developed technology	(41,100)	(46,488)
Customer relationships	38,670	38,670
Accumulated amortization, customer relationships	(37,387)	(37,227)
Tradename	4,639	4,639
Accumulated amortization, tradename	(3,914)	(3,763)

	$56,566	$42,990

During the three months ended September 27, 2009, the Company entered into a patent licensing agreement with a third party for approximately $20.0 million. The cost is included in core technology and patents.
The intangible assets subject to amortization are being amortized on a straight-line basis over original lives ranging from approximately five to seven years. Aggregated amortization expense for intangible assets for the three months ended September 27, 2009 and September 28, 2008, was approximately $6.4 million and $6.8 million, respectively.
Amortization expense of approximately $4.7 million related to core and developed technology is included in cost of sales in the accompanying condensed consolidated statements of income for both the three months ended September 27, 2009 and September 28, 2008.
The following table presents the estimated future aggregated amortization expense of intangible assets as of September 27, 2009 (in thousands):

2010 (remaining 9 months)	$19,270
2011	21,711
2012	7,585
2013	4,000
2014	4,000
Thereafter	—

$56,566

6. Other Assets
Components of other assets are as follows:

	September 27,	June 28,
	2009	2009
	(in thousands)
Note receivable	$—	$15,000
Equity investment in privately-held company	11,184	11,184
Other	8,959	4,555

	$20,143	$30,739

In March 2009, the Company loaned $15.0 million to a privately-held company. The note receivable bears simple interest at 5.0% per annum. Principal and accrued interest are due at the earlier of certain defined events or June 30, 2010. The note receivable is collateralized by substantially all of the assets of the privately-held company. At September 27, 2009, the principal and accrued interest on the note receivable were reclassified to current assets.
7. Accrued Liabilities
Components of accrued liabilities are as follows:

	September 27,	June 28,
	2009	2009
	(in thousands)
Payroll and related costs	$16,181	$11,410
Warranty liability	2,102	2,462
Deferred revenue and accrued rebates	3,880	3,499
Other	7,213	6,083

	$29,376	$23,454

The Company provides a warranty of between one and five years on its products. The Company records a provision for estimated warranty-related costs at the time of sale based on historical product return rates and the Company’s estimates of expected future costs of fulfilling its warranty obligations. Changes to the warranty liability were:

(in thousands)
Balance as of June 28, 2009	$2,462
Accrual for warranties issued	228
Changes to pre-existing warranties (including changes in estimates)	(378)
Settlements made (in cash or in kind)	(210)

Balance as of September 27, 2009	$2,102

8. Commitments and Contingencies
On November 15, 2001, prior to the Company’s acquisition of Vixel Corporation, a securities class action was filed in the United States District Court in the Southern District of New York as Case No. 01 CIV. 10053 (SAS), Master File No. 21 MC92 (SAS) against Vixel and two of its officers and directors (one of which is James M. McCluney, the Company’s current Chief Executive Officer and President) and certain underwriters who participated in the Vixel initial public offering in late 1999. The amended complaint alleges violations under Section 10(b) of the Exchange Act and Section 11 of the Securities Act and seeks unspecified damages on behalf of persons who purchased Vixel stock during the period October 1, 1999 through December 6, 2000. In October 2002, the parties agreed to toll the statute of limitations with respect to Vixel’s officers and directors until September 30, 2003, and on the basis of this agreement, Vixel’s officers and directors were dismissed from the lawsuit without prejudice. During June 2003, Vixel and the other issuer defendants in the action reached a tentative settlement with the plaintiffs that would, among other things, result in the dismissal with prejudice of all claims against the defendants and their officers and directors. In connection with the possible settlement, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements so that they would not expire prior to any settlement being finalized. Although Vixel approved this settlement proposal in principle, it remained subject to a number of procedural conditions, as well as formal approval by the court. On August 31, 2005, a Preliminary Order In Connection With Settlement Proceedings was issued by the court which among other items, set a date for a Settlement Fairness Hearing held on April 24, 2006, and the form of notice to the Settlement Classes of the Issuers’ Settlement Stipulation. In December 2005, the settlement notices authorized by the court were sent to former Vixel stockholders and the web site www.iposecuritieslitigation.com was created for claimants, as well as a March 24, 2006 objection deadline. At the Settlement Fairness Hearing held on April 24, 2006, the court raised the following primary issues: (1) the (possible) change in value of the settlement since preliminary approval, and whether the benefits of the settlement should be evaluated at the time of approval or at the time of negotiation; (2) how the class certification argument before the Second Circuit Court of Appeals could or would affect the fairness of the settlement; (3) how to evaluate the intangible benefits of the settlement to the class members; and (4) how to value the $1 billion guarantee (for the consolidated litigation involving Vixel and 297 other Issuers) by insurers in the stipulation and agreement of settlement in light of the underwriters’ potential future settlements. The Court did not rule on April 24, 2006 on the motion for final approval or objections. On June 6, 2006, the Second Circuit Court of Appeals held oral arguments on the appeal by the underwriters of Judge Scheindlin’s class certification decision. On or about July 17, 2006, Emulex assigned to the class action plaintiffs any IPO claims that Emulex (Vixel) had against RBC Dain Rauscher in the IPO litigation, as required by the settlement agreement. On December 5, 2006, the Second Circuit Court of Appeals issued a decision reversing Judge Scheindlin’s class certification decision. On December 14, 2006, Judge Scheindlin issued an order to stay all proceedings pending a decision from the Second Circuit on whether it will hear further argument. On about January 6, 2007, Emulex assigned to the class action plaintiffs any IPO claims that Emulex (Vixel) had against The Bear Stearns Companies Inc. and Bear Stearns & Co. Inc. in the IPO litigation, as required by the settlement agreement. On April 6, 2007, the Second Circuit denied the plaintiffs’ petition for rehearing of the decision denying class certification. During April 2007, counsel for Emulex and other Issuers informed Judge Scheindlin that, in light of the Second Circuit opinion, the settlement agreement could not be approved because the defined settlement class, like the litigation class, did not meet the Second Circuit requirements for certification. Judge Scheindlin held a conference on May 30, 2007 to consider issues relating to the class definitions, the statute of limitations, settlement, and discovery. On June 25, 2007, Judge Scheindlin signed a Stipulation and Order submitted by the parties which terminated the June 10, 2004 Stipulation and Agreement of Settlement with Defendant Issuers and Individuals. On June 26, 2007, a document production request from the plaintiffs to all 298 issuers (including Vixel) was received, covering documents from each issuer’s inception through December 31, 2001. In September 2007, due to the expiration of the tolling agreements, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements until August 27, 2010. On November 15, 2007, the issuers and their respective insurers entered into an Insurers-Insureds Agreement (replacing an earlier agreement), which provides for the insurers to pay for certain defense costs under applicable issuer insurance policies. On December 21, 2007, issuer defendants filed an opposition to plaintiffs’ motion for class certification of certain focus cases. On March 26, 2008, defendants’ motion to dismiss was denied except to certain claims by plaintiffs who did not suffer damages or whose claims were time barred. On Oct. 10, 2008, Judge Scheindlin signed an order granting the plaintiffs’ request to withdraw the class certification motion in the six focus cases (Emulex/Vixel is not in a focus case). On April 1, 2009, the parties signed a Stipulation and Agreement of Settlement (the 2009 Settlement) which the District Court subsequently approved on October 6, 2009. The 2009 Settlement provides for a settlement amount of $586 million, and Emulex has no obligation to pay any part of that amount.
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
On April 21, 2009, Broadcom filed a lawsuit in the Court of Chancery of the State of Delaware against the Company and the members of the Board in conjunction with the announcement of its unsolicited April 21, 2009 takeover proposal to acquire the Company. On May 5, 2009, Broadcom filed an amended complaint. The amended complaint asserted counts for declaratory relief and breach of fiduciary duty in connection with the amendments to the Company’s Bylaws adopted in January 2009 and the Company’s new stockholder rights plan adopted in January 2009 to replace its expiring rights plan. The amended complaint alleged that the directors breached their fiduciary duties by maintaining the Bylaw amendments and failing to redeem the stockholder rights plan in the face of Broadcom’s unsolicited April 21, 2009 takeover proposal to acquire the Company. The complaint sought: (1) a declaration that Section 6.4 of the Bylaws is invalid and void; (2) a declaration that the Board breached its fiduciary duties by maintaining the amendments to the Bylaws and maintaining and/or refusing to redeem the stockholder rights plan; (3) an injunction preventing the Board from relying on, implementing, applying or enforcing the January 2009 amendments to the Bylaws and the new stockholder rights plan; (4) an injunction preventing the Board from taking any improper action designed to impede, or which has the effect of impeding, Broadcom’s April 21, 2009 proposal to acquire the Company, its May 5, 2009 tender offer and its efforts to acquire control of the Company; and (5) costs and disbursements, including attorneys’ and expert fees. On June 29, 2009, Broadcom filed a Notice of Dismissal dismissing the lawsuit filed by Broadcom without prejudice.

On April 27, 2009, Reid Middleton filed a lawsuit in the Court of Chancery of the State of Delaware on behalf of himself and all other similarly situated stockholders of the Company and derivatively on behalf of the Company. The original complaint named the members of the Board as defendants and the Company as a nominal defendant. The complaint asserted a claim for breach of fiduciary duty on behalf of a putative class of holders of shares of the Company’s common stock (the Shares) and a derivative claim for devaluation of the Company stemming from the Company’s January 2009 amendments to its Bylaws, adoption of a new stockholder rights plan to replace its expiring rights plan, and amendments to its Key Employee Retention Agreements, and actions in response to Broadcom’s announcement of its proposal to acquire the Company. The original complaint sought declaratory and injunctive relief, compensatory damages, interest and costs, including attorneys’ and expert fees.
On May 6, 2009, Jim Robbins filed a lawsuit in the Superior Court of the State of California, County of Orange, on behalf of himself and all other similarly situated stockholders of the Company (the California Litigation). The complaint names the members of the Board and the Company as defendants. The complaint asserts a claim for breach of fiduciary duty on behalf of a putative class of holders of Shares relating to the Company’s January 2009 amendments to its Bylaws, adoption of a new stockholder rights plan to replace its expiring rights plan, and amendments to its Key Employee Retention Agreements, and actions in response to Broadcom’s announcement of its proposal to acquire the Company. The complaint seeks declaratory and injunctive relief, a constructive trust upon any benefits improperly received as a result of the alleged wrongful conduct and breach of any duty owed to the holders of Shares, and costs, including attorneys’ and expert fees.
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
On May 11, 2009, the Court of Chancery of the State of Delaware granted plaintiff Reid Middleton’s motion to expedite proceedings and set a trial date in the three foregoing Delaware lawsuits beginning on July 8, 2009. On July 6, 2009, the Court of Chancery continued the July 8, 2009 trial date indefinitely.
Also on May 11, 2009, Pipefitters Local No. 636 Defined Benefit Plan filed a lawsuit in the Court of Chancery of the State of Delaware on behalf of itself and all other similarly situated stockholders of the Company and derivatively on behalf of the Company. The original complaint named the members of the Company’s Board as defendants and the Company as a nominal defendant. The complaint asserted a claim for breach of fiduciary duty on behalf of a putative class of holders of Shares relating to the Company’s January 2009 amendments to its Bylaws, adoption of a new shareholder rights plan to replace its expiring rights plan, amendments to its Key Employee Retention Agreements, and actions in response to Broadcom’s announcement of its proposal to acquire the Company. The original complaint also asserted a derivative claim for breach of fiduciary duty based on the same actions. The original complaint sought declaratory and injunctive relief, including mandatory injunctive relief, and costs, including attorneys’ and expert fees.
On May 12, 2009, Norfolk County Retirement System filed a lawsuit in the Court of Chancery of the State of Delaware on behalf of itself and all other similarly situated stockholders of the Company. The original complaint named the members of the Company’s Board and the Company as defendants. The original complaint asserted a claim for breach of fiduciary duty on behalf of a putative class of holders of Shares relating to the Company’s January 2009 amendments to its Bylaws, adoption of a new shareholder rights plan to replace its expiring rights plan, and amendments to its Key Employee Retention Agreements, and actions in response to Broadcom’s announcement of its proposal to acquire the Company. The original complaint sought declaratory and injunctive relief, compensatory damages, interest and costs, including attorneys’ and expert fees.

On May 29, 2009, the Company filed a lawsuit in the Superior Court of the State of California for the County of Orange against Broadcom. The complaint asserts violations of Sections 1709 and 1710 of the California Civil Code, intentional interference with contractual relations, intentional interference with prospective economic advantage and unfair competition. The complaint seeks (1) an injunction precluding Broadcom from failing and refusing to disclose all material information as required by law; proceeding with the Offer unless and until all material information as required by law is disclosed and corrected; and making any communication with any person or entity known or believed by Broadcom to be an existing Company customer in violation of the torts of business interference in violation of law; (2) costs, expenses, and reasonable attorneys’ fees pursuant to statutory and common law; and (3) such other and further relief as the Court deems just and proper. On June 8, 2009, Broadcom filed a Notice of Removal to remove this lawsuit to federal court. On June 16, 2009, the Company filed a motion to remand the lawsuit back to state court and to expedite briefing and the hearing on the motion. On June 17, 2009, the federal court ordered expedited briefing and scheduled a hearing. On June 29, 2009, the federal court ordered the lawsuit to be remanded back to state court. The Company dismissed this lawsuit without prejudice on September 1, 2009.
On September 17, 2009, Reid Middleton, Pipefitters Local No. 636 Defined Benefit Plan and Norfolk County Retirement System (together the Plaintiffs) filed a Verified Amended Class Action and Derivative Complaint in the Court of Chancery of the State of Delaware. The amended complaint is brought on behalf of Plaintiffs and all other similarly situated stockholders of the Company and, alternatively, derivatively on behalf of the Company. The complaint names the members of the Board as defendants and the Company as a nominal defendant. The complaint asserts claims for breach of fiduciary duty on behalf of a putative class of holders of Shares and, alternatively, a derivative claim for devaluation of the Company stemming from the Company’s January 2009 amendments to its Bylaws, adoption of a new stockholder rights plan to replace its expiring rights plan, and amendments to its Key Employee Retention Agreements, and actions in response to Broadcom’s announcement of its proposal to acquire the Company. The complaint seeks declaratory relief, compensatory damages, interest and costs, including attorneys’ and expert fees. On October 13, 2009, the defendants filed an answer to the amended complaint.
On September 14, 2009, Broadcom Corporation filed a patent infringement lawsuit against the Company in the United States District Court, in the Central District of California. The suit alleges that the Company is infringing 10 Broadcom patents covering certain data and storage networking technologies. The complaint seeks declaratory and injunctive relief, monetary damages, and interest and costs, including attorneys’ and expert fees. The Company’s response to the complaint is currently due to be filed on or before November 4, 2009.
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
Other Commitments and Contingencies
The Company has approximately $31.8 million of unrecognized tax benefits as of September 27, 2009 for which a reasonably reliable estimate of the period of payment cannot be made.
The Company has entered into various agreements for purchases of inventory. As of September 27, 2009, the Company’s purchase obligation associated primarily with inventory was approximately $51.7 million.
In addition, the Company provides limited indemnification in selected circumstances within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringement of certain intellectual property, and in some limited cases against bodily injury or damage to real or tangible personal property caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. As of September 27, 2009, the Company has not incurred any significant costs related to indemnification of its customers.

9. Treasury Stock
In early August 2008, the Company’s Board of Directors authorized a new plan to repurchase up to $100.0 million of its outstanding common stock. In April 2009, upon receipt of an unsolicited acquisition proposal and related tender offer of Broadcom Corporation to acquire the Company, the Company’s Board of Directors elected to temporarily suspend any activity under the share repurchase plan. In light of Broadcom’s announcement of its decision to allow its tender offer to expire on July 14, 2009, Emulex’s Board of Directors elected to reactivate the $100.0 million share repurchase plan effective July 15, 2009. For the three months ended September 27, 2009, the Company has repurchased 2.0 million shares of its common stock for an aggregate purchase price of approximately $18.2 million or an average of $9.12 per share under this plan. The Company may repurchase shares from time-to-time in open market purchases or privately negotiated transactions. The share repurchases will be financed by available cash balances and cash from operations.
10. Stock-Based Compensation
As of September 27, 2009, the Company had three stock-based plans for employees and directors that are open for future awards, the 2005 Equity Incentive Plan (Equity Incentive Plan), the 1997 Stock Award Plan for Non-Employee Directors (Director Plan), and the Emulex Corporation Employee Stock Purchase Plan (Purchase Plan). In addition, the Company had eight stock-based plans (All Other Plans), including six plans assumed in connection with prior acquisitions, each of which is closed for future grants but has options outstanding. Available for future awards are 5,121,828 shares under the Equity Incentive Plan, 199,000 shares under the Director Plan, and 1,312,460 shares under the Purchase Plan.
Aggregate amounts recognized in the condensed consolidated financial statements with respect to these plans are as follows (in thousands):

	Three Months Ended
	September 27,	September 28,
	2009	2008
Total cost of stock-based payment plans during the period	$4,903	$6,783
Amounts capitalized in inventory during the period	(120)	(179)
Amounts recognized in income for amounts previously capitalized in inventory	154	166

Amounts charged against income, before income tax benefit	$4,937	$6,770

Amount of related income tax benefit recognized in income, excluding tax impact of stock option exchange program (see Note 11)	$1,629	$1,916

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
The assumptions utilized to compute the fair value of stock option grants under the Equity Incentive Plan and the Director Plan for the three months ended September 27, 2009 and September 28, 2008 were:

	Three Months Ended
	September 27,	September 28,
	2009	2008
Expected volatility	46% – 48%	42%
Weighted average expected volatility	47%	42%
Expected dividends	—	—
Expected term (in years)	3.0 – 5.0	3.0 – 5.0
Weighted average expected term (in years)	3.81	3.81
Risk-free rate	1.51% – 2.41%	2.70% – 3.02%

The assumptions utilized to compute the fair value of shares to be purchased under the Purchase Plan for the three months ended September 27, 2009 and September 28, 2008 were:

	Three Months Ended
	September 27,	September 28,
	2009	2008
Weighted average expected volatility	87%	45%
Expected dividends	—	—
Weighted average expected term (in years)	0.5	0.5
Risk-free rate	0.30%	1.67%
A summary of option activity under the plans for the three months ended September 27, 2009 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
			(in years)	(in millions)
Options outstanding at June 28, 2009	12,180,404	$21.68	3.10	$2.04
Options granted	402,000	$9.82
Options exercised	(13,383)	$3.30
Options canceled	(3,935,230)	$22.45
Options forfeited	(478,580)	$17.15

Options outstanding at September 27, 2009	8,155,211	$21.03	3.26	$2.27

Options vested and expected to vest at September 27, 2009	8,074,423	$21.12	3.24	$2.22

Options exercisable at September 27, 2009	7,241,602	$22.07	3.03	$1.83

A summary of unvested stock activity for the three months ended September 27, 2009 is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Awards	Value
Awards outstanding and unvested at June 28, 2009	2,721,606	$12.85
Awards granted	792,608	$7.81
Awards vested	(527,302)	$16.17
Awards forfeited	(65,026)	$13.40

Awards outstanding and unvested at September 27, 2009	2,921,886	$10.87

As of September 27, 2009, there was approximately $16.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of approximately 1.3 years.
The weighted average grant date fair value of options granted during the three months ended September 27, 2009 and September 28, 2008 was approximately $3.70 per share and $4.36 per share, respectively. The weighted average grant date fair value of unvested stock awards granted during the three months ended September 27, 2009 and September 28, 2008 was approximately $7.81 per share and $13.32 per share, respectively. The total intrinsic value of stock options exercised was approximately $0.1 million and $0.8 million for the three months ended September 27, 2009 and September 28, 2008, respectively. The total fair value of unvested stock awards vested was approximately $5.2 million and $4.7 million for the three months ended September 27, 2009 and September 28, 2008, respectively. Cash received from stock option exercises under stock-based plans and shares purchased under the Purchase Plan was approximately $0.1 million for the three months ended September 27, 2009 and approximately $0.9 million for the three months ended September 28, 2008. The actual tax benefit realized for the tax deductions from option exercise of stock-based plans was approximately $2.0 million for both the three months ended September 27, 2009 and September 28, 2008.

On July 14, 2009, the Company completed the option exchange program approved by shareholders at Emulex’s Annual Shareholders Meeting on November 19, 2008. There were 3,925,263 options cancelled in exchange for a total of 225,783 unvested stock units granted to 379 employees.
In connection with the option exchange program, the Company is required to recognize incremental share-based compensation expense over the remaining vesting period, if the number of shares underlying the restricted stock units multiplied by the last reported sales price of the Company’s common stock on the grant date of the restricted stock units exceeds the fair value of the eligible options immediately before their cancellation. The expense related to the option exchange program was negligible.
As of September 27, 2009, we anticipate that the number of shares authorized under the Equity Incentive Plan, the Director Plan, the Purchase Plan, and All Other Plans are sufficient to cover future stock option exercises and shares that will be purchased during the next six month option period from November 1, 2009 to April 30, 2010 under the Purchase Plan.
11.	Income Taxes
The Company recorded an income tax benefit of approximately $9.7 million and an income tax provision of approximately $3.8 million in the three months ended September 27, 2009 and September 28, 2008, respectively. Due to the current economic climate, forecasting for fiscal 2010 is subject to significant change and projection of an annual effective tax rate for the year is not appropriate. Therefore, the quarterly provision was calculated using the year to date actual results for the three months ended September 27, 2009. The effective tax benefit rate was approximately 166% for the three months ended September 27, 2009 and the effective tax rate was approximately 34% for the three months ended September 28, 2008. The Company’s effective income tax rate depends on various factors, such as tax legislation, the mix of domestic and international pre-tax income, and research and development credits as a percentage of aggregate pre-tax income, and the effectiveness of the Company’s tax planning strategies.
During the three months ended September 27, 2009, income taxes included a benefit of approximately $4.0 million related to the stock option exchange program.
12. Net Income Per Share
In June 2008, the FASB authoritative guidance for whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in previously issued guidance for earnings per share. This guidance is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2008, which was the Company’s fiscal year beginning June 29, 2009. All prior-period EPS data presented must be adjusted retrospectively to conform to the provisions of this FSP. Upon adoption during the three months ended September 27, 2009, EPS data for all periods presented were adjusted to conform to the authoritative guidance.
Basic net income per share for the three months ended September 27, 2009 and September 28, 2008, was computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period.

Diluted net income per share was computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would be outstanding if the dilutive potential common shares from stock-based plans had been issued. The dilutive effect of outstanding stock options and stock awards is reflected in diluted net income per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	September 27,	September 28,
	2009	2008
	(in thousands, except per
	share data)
Numerator — Net income	$3,838	$7,501
Less: Undistributed earnings allocated to participating securities	(78)	(175)

Undistributed earnings allocated to common shareholders for basic net income per share	$3,760	$7,326

Undistributed earnings allocated to common shareholders for diluted net income per share	$3,761	$7,327

Denominator:
Denominator for basic net income per share — weighted average shares outstanding	79,797	81,264
Effect of dilutive securities:
Dilutive options outstanding, unvested stock and ESPP	788	574

Denominator for diluted net income per share — adjusted weighted average shares outstanding	80,585	81,838

Basic net income per share	$0.05	$0.09

Diluted net income per share	$0.05	$0.09

Antidilutive options and unvested stock excluded from the computations	10,758	14,401

Average market price of common stock	$9.63	$12.18

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
Actual future results could differ materially from those described in the forward-looking statements as a result of a variety of factors, including those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, and, in particular, those in the section entitled “Risk Factors” in Part II, Item 1A of this Form 10-Q included elsewhere herein. We expressly disclaim any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances. We wish to caution readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. The fact that the uncertainty of the economy generally, and the technology and storage segments specifically, have been in a state of uncertainty makes it difficult to determine if past experience is a good guide to the future and makes it impossible to determine if markets will grow or shrink in the short term. The recent economic downturn and the resulting economic uncertainty for our customers and the storage networking market as a whole has resulted in a decrease in information technology spending that has and could continue to adversely affect our revenues and results of operations. Furthermore, the effect of any actual or potential unsolicited offers to acquire us may have an adverse effect on our operations. As a result of this uncertainty, we are unable to predict with any accuracy what future results might be. Other factors affecting these forward-looking statements include, but are not limited to, the following: slower than expected growth of the storage networking market or the failure of our Original Equipment Manufacturer (OEM) customers to successfully incorporate our products into their systems; our dependence on a limited number of customers and the effects of the loss of, or decrease or delays in orders by, any such customers, or the failure of such customers to make payments; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of our or our OEM customers’ new or enhanced products; the variability in the level of our backlog and the variable and seasonal procurement patterns of our customers; impairment charges, including but not limited to goodwill and intangible assets; changes in tax rates or legislation; the effects of terrorist activities, natural disasters and any resulting political or economic instability; the highly competitive nature of the markets for our products as well as pricing pressures that may result from such competitive conditions; the effect of rapid migration of customers towards newer, lower cost product platforms; possible transitions from board or box level to application specific computer chip solutions for selected applications; a shift in unit product mix from higher-end to lower-end or mezzanine card products; a decrease in the average unit selling prices or an increase in the manufactured cost of our products; delays in product development; our reliance on third-party suppliers and subcontractors for components and assembly; any inadequacy of our intellectual property protection or the potential for third-party claims of infringement; our ability to attract and retain key technical personnel; our ability to benefit from our research and development activities; our dependence on international sales and internationally produced products; the effect of acquisitions; changes in accounting standards; and the potential effects of global warming and any resulting regulatory changes on our business. These and other factors which could cause actual results to differ materially from those in the forward-looking statements are discussed elsewhere in this Form 10-Q, in our other filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

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
Our Company operates within a single business segment that has two market focused product lines — Host Server Products (HSP) and Embedded Storage Products (ESP). HSP includes both Fibre Channel based connectivity products and Enhanced Ethernet based products that support Internet Protocol (IP) and storage networking, including Transmission Control Protocol (TCP)/IP, Internet Small Computer System Interface (iSCSI), Network Attached Storage (NAS) and Fibre Channel over Ethernet (FCoE). Our Fibre Channel based products include LightPulse® Host Bus Adapters (HBA), custom form factor solutions for OEM blade servers and ASICs. These products enable servers to efficiently connect to SANs by offloading data communication processing tasks from the server as information is delivered and sent to the storage network. Our Enhanced Ethernet based products include OneConnect Universal Converged Network Adapters (UCNAs) that enable true network convergence.
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
The recent economic downturn and related economic uncertainty for our customers and the storage networking market as a whole has resulted in a downturn in information technology spending that has and could continue to adversely affect our revenues and results of operations. As a result of this uncertainty, we plan to continue to closely manage our controllable expenses while investing in research and development, sales and marketing, capital equipment, and facilities in order to achieve our growth and market leadership goals. As of September 27, 2009, we had a total of 772 employees.
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

Global Initiatives
As part of our global initiatives, we created an Irish subsidiary to expand our international operations by providing local customer service and support to our customers outside of the United States in the fourth quarter of fiscal 2008. In addition, Emulex granted an intellectual property license and entered into a research and development cost sharing agreement with a newly formed subsidiary in the Isle of Man. The terms of the license require, among other matters, that the subsidiary make prepayments of expected royalties to a U.S. subsidiary, the first of which was paid before the end of fiscal 2008 in the amount of approximately $131.0 million, for expected royalties relating to fiscal 2009 through 2015. These global initiatives are expected to significantly reduce our effective tax rate beginning with fiscal 2010.
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
Results of Operations
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements included elsewhere herein.

	Percentage of Net Revenues
	Three Months Ended
	September 27,	September 28,
	2009	2008
Net revenues	100%	100%
Cost of sales	39	37

Gross profit	61	63

Operating expenses:
Engineering and development	37	31
Selling and marketing	15	13
General and administrative	14	9
Amortization of other intangible assets	2	2

Total operating expenses	68	55

Operating (loss) income	(7)	8

Nonoperating income, net:
Interest income	—	2
Interest expense	—	—
Other income, net	—	—

Total nonoperating income, net	—	2

(Loss) income before income taxes	(7)	10

Income tax (benefit) provision	(11)	3

Net income	4%	7%

Three months ended September 27, 2009, compared to three months ended September 28, 2008
Net Revenues. Net revenues for the first quarter of fiscal 2010 ended September 27, 2009, decreased by approximately $26.2 million, or 23%, to approximately $85.5 million, compared to approximately $111.7 million for the same quarter of fiscal 2009 ended September 28, 2008. We believe the decrease in net revenues was due primarily to a downturn in information technology spending resulting from the recent global economic downturn and related economic uncertainty for our customers and the storage networking market as a whole.
Net Revenues by Product Line
From a product line perspective, the majority of our net revenues were generated from our HSPs for the three months ended September 27, 2009 and September 28, 2008. The following chart details our net revenues by product line for the periods in question:

	Net Revenues by Product Line
	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	September 27,	of Net	September 28,	of Net	Increase/	Percentage
(in thousands)	2009	Revenues	2008	Revenues	(Decrease)	Change
Host Server Products	$64,145	75%	$81,203	73%	$(17,058)	(21%)
Embedded Storage Products	21,274	25%	30,364	27%	(9,090)	(30%)
Other	108	—	129	—	(21)	(16%)

Total net revenues	$85,527	100%	$111,696	100%	$(26,169)	(23%)

HSP consists of HBAs, mezzanine cards, I/O ASICs, and UCNAs. For the three months ended September 27, 2009, our Fibre Channel based products still accounted for the vast majority of our HSP revenues. The decrease in our HSP net revenue for the three months ended September 27, 2009 compared to the three months ended September 28, 2008 was mainly due to a decrease of approximately 15% in units shipped combined with a decrease of approximately 7% in average selling price.
ESP primarily consists of our InSpeed®, FibreSpy®, input/output controller solutions, and bridge and router products. The decrease in our ESP net revenue the three months ended September 27, 2009 compared to the three months ended September 28, 2008 was primarily due to a decrease in units shipped of approximately 29% combined with a decrease in average selling price of approximately 2%.
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

	Net Revenues by Major Customers
	Direct Revenues		Total Direct and Indirect Revenues (2)
	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
Net revenue percentage (1):
OEM:
EMC	—	—	11%	13%
Hewlett-Packard	14%	16%	15%	16%
IBM	24%	22%	34%	29%
Other:
Info X	—	10%	—	—

(1)	Amounts less than 10% are not presented.

(2)
Customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.

Direct sales to our top five customers accounted for approximately 60% of total net revenues for the three months ended September 27, 2009, compared to approximately 61% for the three months ended September 28, 2008. Our net revenues from customers can be significantly impacted by changes to our customers’ business and their business models.
Net Revenues by Sales Channel
From a sales channel perspective, net revenues generated from OEM customers were approximately 85% of net revenues and sales through distribution were approximately 15% for the three months ended September 27, 2009, compared to approximately 78% and approximately 22%, respectively, for the three months ended September 28, 2008. The increase in OEM net revenues as a percentage of total net revenues was mainly due to our customers migrating from purchasing our products through the distribution channel toward purchasing our products through OEM server manufacturers. Net revenues by sales channel were as follows:

	Net Revenues by Sales Channel
	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	September 27,	of Net	September 28,	of Net	Increase/	Percentage
(in thousands)	2009	Revenues	2008	Revenues	(Decrease)	Change
OEM	$72,287	85%	$87,511	78%	$(15,224)	(17%)
Distribution	13,211	15%	24,118	22%	(10,907)	(45%)
Other	29	—	67	—	(38)	(57%)

Total net revenues	$85,527	100%	$111,696	100%	$(26,169)	(23%)

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

Net Revenues by Geographic Territory
For the three months ended September 27, 2009, United States net revenues decreased by approximately $13.0 million to approximately $26.8 million from approximately $39.8 million in the three months ended September 28, 2008. For the three months ended September 27, 2009, international net revenues (Asia Pacific, Europe, Middle East, Africa and rest of the world) decreased by approximately $13.1 million to approximately $58.8 million from approximately $71.9 million in the three months ended September 28, 2008. Our net United States and international revenues based on billed-to location were as follows:

	Net United States and International Revenues
	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	September 27,	of Net	September 28,	of Net	Increase/	Percentage
(in thousands)	2009	Revenues	2008	Revenues	(Decrease)	Change
United States	$26,766	31%	$39,799	36%	$(13,033)	(33%)
Asia Pacific	29,166	34%	32,474	29%	(3,308)	(10%)
Europe, Middle East, Africa and rest of the world	29,595	35%	39,423	35%	(9,828)	(25)%

Total net revenues	$85,527	100%	$111,696	100%	$(26,169)	(23%)

We believe the decrease, as a percentage of net revenues, in United States net revenues and international net revenues for the three months ended September 27, 2009 compared to the three months ended September 28, 2008 was primarily due to an increase in products being sourced by our customers to locations outside of the United States combined with a global economic slowdown that has resulted in decreased spending in general, and in the technology sector specifically. However, as we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.
Gross Profit. Gross profit consists of net revenues less cost of sales. Our gross profit for the three months ended September 27, 2009 and September 28, 2008 were as follows (in thousands):

Gross Profit
Three Months		Three Months
Ended	Percentage	Ended	Percentage
September 27,	of Net	September 28,	of Net	Increase/	Percentage
2009	Revenues	2008	Revenues	(Decrease)	Points Change
$52,106	61%	$69,952	63%	$(17,846)	(2)%
Cost of sales includes the cost of producing, supporting, and managing our supply of quality finished products. Cost of sales also included approximately $5 million of amortization of technology intangible assets for both the three months ended September 27, 2009 and September 28, 2008. Approximately $0.4 million and $0.3 million of share-based compensation expense was included in cost of sales for the three months ended September 27, 2009 and September 28, 2008, respectively. Gross margin decreased during the three months ended September 27, 2009 due to the loss of efficiencies resulting from lower manufacturing volume combined with a decline in average sales prices. We anticipate gross margin will trend downward over time as faster growing, lower gross margin products such as mezzanine cards for blade servers and embedded storage products become a bigger portion of our business.
Engineering and Development. Engineering and development expenses consisted primarily of salaries and related expenses for personnel engaged in the design, development, and technical support of our products. These expenses included third-party fees paid to consultants, prototype development expenses, and computer service costs related to supporting computer tools used in the design process. Expenses for the three months ended September 27, 2009 and September 28, 2008 were as follows (in thousands):

Engineering and Development
Three Months		Three Months
Ended	Percentage	Ended	Percentage
September 27,	of Net	September 28,	of Net	Increase/	Percentage
2009	Revenues	2008	Revenues	(Decrease)	Points Change
$31,399	37%	$34,783	31%	$(3,384)	6%

Engineering and development expenses for the three months ended September 27, 2009 compared to the three months ended September 28, 2008 decreased approximately $3.4 million, or 10%. Approximately $2.5 million and $3.1 million of share-based compensation expense was included in engineering and development costs for the three months ended September 27, 2009 and September 28, 2008, respectively. As a result of organizational changes in fiscal 2009, engineering and development headcount decreased to 455 at September 27, 2009 from 464 at September 28, 2008. The decrease in headcount resulted in a net decrease of approximately $1.9 million in salary and related expenses as compared to the same period in fiscal 2009. Severance and related expenses in the current year decreased by approximately $1.1 million compared to the same period in the prior year, offset by an increase in nonrecurring engineering, prototypes, and related costs associated with new product development of approximately $1.1 million. The increase in engineering and development expenses as a percentage of revenues was primarily due to the relatively fixed amount of such expenses being spread over a lower net revenue base.
Selling and Marketing. Selling and marketing expenses consisted primarily of salaries, commissions, and related expenses for personnel engaged in the marketing and sales of our products, as well as trade shows, product literature, promotional support costs, and other advertising related costs. Expenses for the three months ended September 27, 2009 and September 28, 2008 were as follows (in thousands):

Selling and Marketing
Three Months		Three Months
Ended	Percentage	Ended	Percentage
September 27,	of Net	September 28,	of Net	Increase/	Percentage
2009	Revenues	2008	Revenues	(Decrease)	Points Change
$12,912	15%	$14,516	13%	$(1,604)	2%
Selling and marketing expenses for the three months ended September 27, 2009 compared to the three months ended September 28, 2008 decreased approximately $1.6 million, or 11%. Approximately $0.5 million and $1.0 million of share-based compensation expense was included in selling and marketing costs for the three months ended September 27, 2009 and September 28, 2008, respectively. Selling and marketing headcount decreased to 122 at September 27, 2009 from 129 at September 28, 2008. The decrease in headcount resulted in a net decrease of approximately $1.1 million in salary and related expenses as compared to the same period in fiscal 2009. The remaining decrease in expenses during the three months ended September 27, 2009 was due to a decrease in rent expense of approximately $0.8 million. During the first quarter of fiscal 2009, we recognized the remaining rent payments related to an early termination of an office lease. During the first quarter of fiscal 2010, the office was subleased and sublease income was recognized as a reduction in rent expense. We will continue to target advertising, market promotions, and heighten brand awareness of our new and existing products in an effort to provide overall revenue growth.
General and Administrative. Ongoing general and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees, and other corporate expenses. Expenses for the three months ended September 27, 2009 and September 28, 2008 were as follows (in thousands):

General and Administrative
Three Months		Three Months
Ended	Percentage	Ended	Percentage
September 27,	of Net	September 28,	of Net	Increase/	Percentage
2009	Revenues	2008	Revenues	(Decrease)	Points Change
$12,279	14%	$9,416	9%	$2,863	5%
General and administrative expenses for the three months ended September 27, 2009 compared to the three months ended September 28, 2008 increased approximately $2.9 million, or 30%. Approximately $1.6 million and $2.3 million of share-based compensation expense was included in general and administrative costs for the three months ended September 27, 2009 and September 28, 2008, respectively. General and administrative headcount decreased to 129 at September 27, 2009 from 137 at September 28, 2008. The increase in general and administrative expenses is primarily due to an increase in legal and other fees associated with Broadcom Corporation’s unsolicited takeover proposal and related litigation of approximately $2.6 million. Also included in expense was approximately $1.0 million in charges related to the abandonment of an expansion project, partially offset by a decrease in outside services of approximately $0.8 million.

Amortization of Other Intangible Assets. Amortization of other intangible assets includes the amortization of intangible assets such as patents, customer relationships, tradenames, and covenants not-to-compete with estimable lives. Our amortization expense for the three months ended September 27, 2009 and September 28, 2008 were as follows (in thousands):

Amortization of Other Intangible Assets
Three Months		Three Months
Ended	Percentage	Ended	Percentage
September 27,	of Net	September 28,	of Net	Increase/	Percentage
2009	Revenues	2008	Revenues	(Decrease)	Points Change
$1,698	2%	$2,087	2%	$(389)	—%
Amortization of other intangible assets for the three months ended September 27, 2009 compared to the three months ended September 28, 2008 decreased by approximately $0.4 million, or 19%. The decrease was due primarily to a lower unamortized balance of intangibles at the beginning of the current fiscal quarter, partially offset by an increase related to amortization of patents licensed during the three months ended September 27, 2009.
Nonoperating Income, net. Nonoperating income, net, consisted primarily of interest income, interest expense, and other non-operating income and expense items. Our nonoperating income, net for the three months ended September 27, 2009 and September 28, 2008 were as follows (in thousands):

Nonoperating Income, net
Three Months		Three Months
Ended	Percentage	Ended	Percentage
September 27,	of Net	September 28,	of Net	Increase/	Percentage
2009	Revenues	2008	Revenues	(Decrease)	Points Change
$347	—%	$2,171	2%	$(1,824)	(2%)
Our nonoperating income, net, for the three months ended September 27, 2009 compared to the three months ended September 28, 2008 decreased approximately $1.8 million, or 84%. The net decrease was primarily due to a lower balance of investments combined with lower interest rates on investments.
Income Taxes. Income taxes for the three months ended September 27, 2009 and September 28, 2008 were as follows (in thousands):

Income Taxes
Three Months		Three Months
Ended	Percentage	Ended	Percentage
September 27,	of Net	September 28,	of Net	Increase/	Percentage
2009	Revenues	2008	Revenues	(Decrease)	Points Change
$(9,673)	(11%)	$3,820	3%	$(13,493)	(14%)
Income taxes for the three months ended September 27, 2009 compared to the three months ended September 28, 2008 decreased approximately $13.5 million, or 353%. The decrease in income taxes for the three months ended September 27, 2009 compared to the three months ended September 28, 2008 was primarily due to the decrease in income before taxes for the three months ended September 27, 2009, compared to the same period in the prior year, combined with a tax benefit recognized related to the stock option exchange program of approximately $4.0 million. The effective tax benefit rate was approximately 166% for the three months ended September 27, 2009, compared to an effective tax rate of approximately 34% for the three months ended September 28, 2008, primarily due to tax benefits recognized during the three months ended September 27, 2009 related to the stock option exchange program, global initiatives, and Federal research credits. During the three months ended September 28, 2008, there were no benefits related to the stock option exchange program and the Federal research credit was suspended. In addition, the tax benefits from the global initiatives were lower during the three months ended September 28, 2008 primarily due to the benefits of the global initiatives not beginning to be realized until the first quarter of fiscal 2009.

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
We believe the following are critical accounting policies and require us to make significant judgments and estimates in the preparation of our condensed consolidated financial statements: revenue recognition; warranty; allowance for doubtful accounts; intangible assets and other long-lived assets; inventories; goodwill; income taxes; stock-based compensation; and litigation costs. Changes in judgments and uncertainties could potentially result in materially different results under different assumptions and conditions. If these estimates differ significantly from actual results, the impact to the consolidated financial statements may be material.
Revenue Recognition. We generally recognize revenue at the time of shipment when title and risk of loss have passed, evidence of an arrangement has been obtained, pricing is fixed or determinable, and collectibility has been reasonably assured (Basic Revenue Recognition Criteria). We make certain sales through two tier distribution channels and have various distribution agreements with selected distributors and Master Value Added Resellers (collectively, the Distributors). These distribution agreements may be terminated upon written notice by either party. Additionally, these Distributors are generally given privileges to return a portion of inventory and to participate in price protection and cooperative marketing programs. Therefore, we recognize revenue on our standard products sold to our Distributors based on data received from the Distributors and management’s estimates to approximate the point that these products have been resold by the Distributors. OEM-specific models sold to our Distributors are governed under the related OEM agreements rather than under these distribution agreements. We recognize revenue at the time of shipment for OEM specific products shipped to the Distributors when the Basic Revenue Recognition Criteria have been met. Additionally, we maintain accruals and allowances for price protection and various other marketing programs. We classify the costs of these incentive programs based on the benefit received, if applicable, as either a reduction of revenue, a cost of sale, or an operating expense.
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
Inventories. Inventories are stated at the lower of cost, on a first-in, first-out basis, or market. We use a standard cost system for purposes of determining cost. The standards are adjusted periodically to represent actual cost. We regularly compare forecasted demand and the composition of the forecast against inventory on hand and open purchase commitments in an effort to ensure the carrying value of inventory does not exceed net realizable value. Accordingly, we may have to record reductions to the carrying value of excess and obsolete inventory if forecasted demand decreases.

Goodwill. Goodwill is not amortized, but instead is tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets might be impaired. Management considers our business as a whole to be its reporting unit for purposes of testing for impairment. This impairment test is performed annually during the fiscal fourth quarter.
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
Stock-Based Compensation. We account for our stock-based awards to employees and non-employees using the fair value method. Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. The fair value of each unvested stock award is determined based on the closing price of our common stock at grant date. For stock options, the measurement of stock-based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk free interest rate, and award forfeiture rate. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. If there is a difference between the forfeiture assumptions used in determining stock-based compensation costs and the actual forfeitures, which become known over time, we may change the assumptions used in determining stock-based compensation costs. These changes may materially impact our results of operations in the period such changes are made. See Note 10 in the accompanying notes to condensed consolidated financial statements contained elsewhere herein for additional information and related disclosures.
Litigation Costs. We record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. Legal and other litigation related costs are recognized as the services are provided. We record insurance recoveries for litigation costs for which both conditions are met: (i) the recovery is probable and (ii) collectability is reasonably assured. The insurance recoveries recorded are only to the extent the litigation costs have been incurred and recognized in the financial statements; however, it is reasonably possible that the actual recovery may be significantly different from our estimates. There are many uncertainties associated with any litigation, and we cannot provide assurance that any actions or other third party claims against us will be resolved without costly litigation and/or substantial settlement charges. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected.

Recently Adopted and Recently Issued Accounting Standards
See Note 1 of Notes to Consolidated Financial Statements for a description of the recently adopted and recently issued accounting standards.
Liquidity and Capital Resources
At September 27, 2009, we had approximately $340.9 million in working capital and approximately $271.3 million in cash and cash equivalents and current investments. At June 28, 2009, we had approximately $354.3 million in working capital and approximately $302.4 million in cash and cash equivalents and current investments. We invest in instruments that meet credit quality standards in accordance with our investment guidelines. We limit our exposure to any one issuer or type of investment with the exception of U.S. Government issued or U.S. Government sponsored entity securities. Our other investments consisted of municipal bonds as of September 27, 2009 and we did not hold any auction rate securities or direct investments in mortgage-backed securities. We have primarily funded our cash needs from continuing operations. As part of our global initiatives, we currently plan to continue our strategic investment in research and development, sales and marketing, capital equipment, and facilities. We may also consider internal and external investment opportunities in order to achieve our growth and market leadership goals, including licensing and joint-development agreements with our suppliers and other third parties.
In early August 2008, our Board of Directors authorized a plan to repurchase up to $100.0 million of our outstanding common stock. In April 2009, upon receipt of an unsolicited takeover proposal and related tender offer of Broadcom Corporation to acquire us, our Board of Directors elected to temporarily suspend any activity under the share repurchase plan. In light of Broadcom’s announcement of its decision to allow its tender offer to expire on July 14, 2009, Emulex’s Board of Directors elected to reactivate the $100.0 million share repurchase plan effective July 15, 2009. Through September 27, 2009, the Company has repurchased 2.0 million shares of its common stock for an aggregate purchase price of approximately $18.2 million or an average of $9.12 per share under this plan.
We believe that our existing cash and cash equivalents, current investments, and anticipated cash flows from operating activities will be sufficient to support our working capital needs and capital expenditure requirements for at least the next 12 months. We currently do not have any outstanding lines of credit or other borrowings.
Cash provided by operating activities during the three months ended September 27, 2009 was approximately $10.9 million compared to cash used in operating activities of approximately $8.0 million during the three months ended September 28, 2008. The current period cash provided by operating activities was primarily due to net income of approximately $3.8 million before adjustments of amortization of intangible assets of approximately $6.4 million, depreciation and amortization expense of approximately $5.4 million, and share-based compensation expense of approximately $4.9 million, offset by an increase in prepaid expenses and other assets of approximately $8.3 million. The increase in cash provided by operating activities compared to same period in the prior year was due mainly to a decrease in income taxes paid of approximately $42.2 million.
Cash used in investing activities during the three months ended September 27, 2009 was approximately $13.7 million compared to approximately $0.4 million during the three months ended September 28, 2008. The current period usage of cash was primarily due to a payment of approximately $20.0 million pursuant to a patent licensing arrangement with a third party, partially offset by maturities of investments that were not reinvested. See Note 5 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q. We anticipate continued higher property and equipment expenditures in the future as we continue to implement our global initiatives and grow our company.
Cash used in financing activities for the three months ended September 27, 2009 was approximately $20.1 million compared to approximately $40.6 million for the three months ended September 28, 2008. The current period usage of cash was primarily due to the purchase of treasury stock of approximately $18.2 million compared to approximately $39.9 million in the same period in the prior year.

We have disclosed outstanding legal proceedings in Note 8 to our condensed consolidated financial statements. Although we cannot be certain of the outcome of any litigation, we currently believe the final resolution of outstanding litigation will not have a material adverse effect on the Company’s liquidity or capital resources.
The following summarizes our contractual obligations as of September 27, 2009, and the effect such obligations are expected to have on our liquidity in future periods:

	Payments Due by Period
	(in thousands)
		Remaining
	Total	2010	2011	2012	2013	2014	Thereafter
Leases (1)	$16,177	$4,622	$5,951	$3,943	$1,661	$—	$—
Purchase commitments	51,691	51,527	164	—	—	—	—
Other commitments (2)	17,892	8,857	9,032	3	—	—	—

Total	$85,760	$65,006	$15,147	$3,946	$1,661	$—	$—

(1)	Lease payments include common area maintenance (CAM) charges.

(2)
Consists primarily of commitments to purchase non-recurring engineering services but excludes approximately $31.8 million of unrecognized tax benefits for which we cannot make a reasonably reliable estimate of the period of payment.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our cash and cash equivalents are not subject to significant interest rate risk due to their short terms to maturity. Cash equivalents include money market funds that invest in U.S. government securities and U.S. government sponsored entity securities. As of September 27, 2009, the carrying value of our cash and cash equivalents approximated fair value.
As of September 27, 2009, our investment portfolio of approximately $0.2 million consists of a fixed income security. We have the positive intent and ability to hold this investment to maturity. We did not hold any auction rate securities or direct investments in mortgage-backed securities as of September 27, 2009. The fair market value of our investment portfolio is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of September 27, 2009, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended September 27, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Litigation
On November 15, 2001, prior to the Company’s acquisition of Vixel Corporation, a securities class action was filed in the United States District Court in the Southern District of New York as Case No. 01 CIV. 10053 (SAS), Master File No. 21 MC92 (SAS) against Vixel and two of its officers and directors (one of which is James M. McCluney, the Company’s current Chief Executive Officer and President) and certain underwriters who participated in the Vixel initial public offering in late 1999. The amended complaint alleges violations under Section 10(b) of the Exchange Act and Section 11 of the Securities Act and seeks unspecified damages on behalf of persons who purchased Vixel stock during the period October 1, 1999 through December 6, 2000. In October 2002, the parties agreed to toll the statute of limitations with respect to Vixel’s officers and directors u ntil September 30, 2003, and on the basis of this agreement, Vixel’s officers and directors were dismissed from the lawsuit without prejudice. During June 2003, Vixel and the other issuer defendants in the action reached a tentative settlement with the plaintiffs that would, among other things, result in the dismissal with prejudice of all claims against the defendants and their officers and directors. In connection with the possible settlement, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements so that they would not expire prior to any settlement being finalized. Although Vixel approved this settlement proposal in principle, it remained subject to a number of procedural conditions, as well as formal approval by the court. On August 31, 2005, a Preliminary Order In Connection With Settlement Proceedings was issued by the court which among other items, set a date for a Settlement Fairness Hearing held on April 24, 2006, and the form of notice to the Settlement Classes of the Issuers’ Settlement Stipulation. In December 2005, the settlement notices authorized by the court were sent to former Vixel stockholders and the web site www.iposecuritieslitigation.com was created for claimants, as well as a March 24, 2006 objection deadline. At the Settlement Fairness Hearing held on April 24, 2006, the court raised the following primary issues: (1) the (possible) change in value of the settlement since preliminary approval, and whether the benefits of the settlement should be evaluated at the time of approval or at the time of negotiation; (2) how the class certification argument before the Second Circuit Court of Appeals could or would affect the fairness of the settlement; (3) how to evaluate the intangible benefits of the settlement to the class members; and (4) how to value the $1 billion guarantee (for the consolidated litigation involving Vixel and 297 other Issuers) by insurers in the stipulation and agreement of settlement in light of the underwriters’ potential future settlements. The Court did not rule on April 24, 2006 on the motion for final approval or objections. On June 6, 2006, the Second Circuit Court of Appeals held oral arguments on the appeal by the underwriters of Judge Scheindlin’s class certification decision. On or about July 17, 2006, Emulex assigned to the class action plaintiffs any IPO claims that Emulex (Vixel) had against RBC Dain Rauscher in the IPO litigation, as required by the settlement agreement. On December 5, 2006, the Second Circuit Court of Appeals issued a decision reversing Judge Scheindlin’s class certification decision. On December 14, 2006, Judge Scheindlin issued an order to stay all proceedings pending a decision from the Second Circuit on whether it will hear further argument. On about January 6, 2007, Emulex assigned to the class action plaintiffs any IPO claims that Emulex (Vixel) had against The Bear Stearns Companies Inc. and Bear Stearns & Co. Inc. in the IPO litigation, as required by the settlement agreement. On April 6, 2007, the Second Circuit denied the plaintiffs’ petition for rehearing of the decision denying class certification. During April 2007, counsel for Emulex and other Issuers informed Judge Scheindlin that, in light of the Second Circuit opinion, the settlement agreement could not be approved because the defined settlement class, like the litigation class, did not meet the Second Circuit requirements for certification. Judge Scheindlin held a conference on May 30, 2007 to consider issues relating to the class definitions, the statute of limitations, settlement, and discovery. On June 25, 2007, Judge Scheindlin signed a Stipulation and Order submitted by the parties which terminated the June 10, 2004 Stipulation and Agreement of Settlement with Defendant Issuers and Individuals. On June 26, 2007, a document production request from the plaintiffs to all 298 issuers (including Vixel) was received, covering documents from each issuer’s inception through December 31, 2001. In September 2007, due to the expiration of the tolling agreements, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements until August 27, 2010. On November 15, 2007, the issuers and their respective insurers entered into an Insurers-Insureds Agreement (replacing an earlier agreement), which provides for the insurers to pay for certain defense costs under applicable issuer insurance policies. On December 21, 2007, issuer defendants filed an opposition to plaintiffs’ motion for class certification of certain focus cases. On March 26, 2008, defendants’ motion to dismiss was denied except to certain claims by plaintiffs who did not suffer damages or whose claims were time barred. On Oct. 10, 2008, Judge Scheindlin signed an order granting the plaintiffs’ request to withdraw the class certification motion in the six focus cases (Emulex/Vixel is not in a focus case). On April 1, 2009, the parties signed a Stipulation and Agreement of Settlement (the 2009 Settlement) which the District Court subsequently approved on October 6, 2009. The 2009 Settlement provides for a settlement amount of $586 million, and Emulex has no obligation to pay any part of that amount.

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
On April 21, 2009, Broadcom filed a lawsuit in the Court of Chancery of the State of Delaware against the Company and the members of the Board in conjunction with the announcement of its unsolicited April 21, 2009 takeover proposal to acquire the Company. On May 5, 2009, Broadcom filed an amended complaint. The amended complaint asserted counts for declaratory relief and breach of fiduciary duty in connection with the amendments to the Company’s Bylaws adopted in January 2009 and the Company’s new stockholder rights plan adopted in January 2009 to replace its expiring rights plan. The amended complaint alleged that the directors breached their fiduciary duties by maintaining the Bylaw amendments and failing to redeem the stockholder rights plan in the face of Broadcom’s unsolicited April 21, 2009 takeover proposal to acquire the Company. The complaint sought: (1) a declaration that Section 6.4 of the Bylaws is invalid and void; (2) a declaration that the Board breached its fiduciary duties by maintaining the amendments to the Bylaws and maintaining and/or refusing to redeem the stockholder rights plan; (3) an injunction preventing the Board from relying on, implementing, applying or enforcing the January 2009 amendments to the Bylaws and the new stockholder rights plan; (4) an injunction preventing the Board from taking any improper action designed to impede, or which has the effect of impeding, Broadcom’s April 21, 2009 proposal to acquire the Company, its May 5, 2009 tender offer and its efforts to acquire control of the Company; and (5) costs and disbursements, including attorneys’ and expert fees. On June 29, 2009, Broadcom filed a Notice of Dismissal dismissing the lawsuit filed by Broadcom without prejudice.
On April 27, 2009, Reid Middleton filed a lawsuit in the Court of Chancery of the State of Delaware on behalf of himself and all other similarly situated stockholders of the Company and derivatively on behalf of the Company. The original complaint named the members of the Board as defendants and the Company as a nominal defendant. The complaint asserted a claim for breach of fiduciary duty on behalf of a putative class of holders of shares of the Company’s common stock (the Shares) and a derivative claim for devaluation of the Company stemming from the Company’s January 2009 amendments to its Bylaws, adoption of a new stockholder rights plan to replace its expiring rights plan, and amendments to its Key Employee Retention Agreements, and actions in response to Broadcom’s announcement of its proposal to acquire the Company. The original complaint sought declaratory and injunctive relief, compensatory damages, interest and costs, including attorneys’ and expert fees.
On May 6, 2009, Jim Robbins filed a lawsuit in the Superior Court of the State of California, County of Orange, on behalf of himself and all other similarly situated stockholders of the Company (the California Litigation). The complaint names the members of the Board and the Company as defendants. The complaint asserts a claim for breach of fiduciary duty on behalf of a putative class of holders of Shares relating to the Company’s January 2009 amendments to its Bylaws, adoption of a new stockholder rights plan to replace its expiring rights plan, and amendments to its Key Employee Retention Agreements, and actions in response to Broadcom’s announcement of its proposal to acquire the Company. The complaint seeks declaratory and injunctive relief, a constructive trust upon any benefits improperly received as a result of the alleged wrongful conduct and breach of any duty owed to the holders of Shares, and costs, including attorneys’ and expert fees.
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

On May 11, 2009, the Court of Chancery of the State of Delaware granted plaintiff Reid Middleton’s motion to expedite proceedings and set a trial date in the three foregoing Delaware lawsuits beginning on July 8, 2009. On July 6, 2009, the Court of Chancery continued the July 8, 2009 trial date indefinitely.
Also on May 11, 2009, Pipefitters Local No. 636 Defined Benefit Plan filed a lawsuit in the Court of Chancery of the State of Delaware on behalf of itself and all other similarly situated stockholders of the Company and derivatively on behalf of the Company. The original complaint named the members of the Company’s Board as defendants and the Company as a nominal defendant. The complaint asserted a claim for breach of fiduciary duty on behalf of a putative class of holders of Shares relating to the Company’s January 2009 amendments to its Bylaws, adoption of a new shareholder rights plan to replace its expiring rights plan, amendments to its Key Employee Retention Agreements, and actions in response to Broadcom’s announcement of its proposal to acquire the Company. The original complaint also asserted a derivative claim for breach of fiduciary duty based on the same actions. The original complaint sought declaratory and injunctive relief, including mandatory injunctive relief, and costs, including attorneys’ and expert fees.
On May 12, 2009, Norfolk County Retirement System filed a lawsuit in the Court of Chancery of the State of Delaware on behalf of itself and all other similarly situated stockholders of the Company. The original complaint named the members of the Company’s Board and the Company as defendants. The original complaint asserted a claim for breach of fiduciary duty on behalf of a putative class of holders of Shares relating to the Company’s January 2009 amendments to its Bylaws, adoption of a new shareholder rights plan to replace its expiring rights plan, and amendments to its Key Employee Retention Agreements, and actions in response to Broadcom’s announcement of its proposal to acquire the Company. The original complaint sought declaratory and injunctive relief, compensatory damages, interest and costs, including attorneys’ and expert fees.
On May 29, 2009, the Company filed a lawsuit in the Superior Court of the State of California for the County of Orange against Broadcom. The complaint asserts violations of Sections 1709 and 1710 of the California Civil Code, intentional interference with contractual relations, intentional interference with prospective economic advantage and unfair competition. The complaint seeks (1) an injunction precluding Broadcom from failing and refusing to disclose all material information as required by law; proceeding with the Offer unless and until all material information as required by law is disclosed and corrected; and making any communication with any person or entity known or believed by Broadcom to be an existing Company customer in violation of the torts of business interference in violation of law; (2) costs, expenses, and reasonable attorneys’ fees pursuant to statutory and common law; and (3) such other and further relief as the Court deems just and proper. On June 8, 2009, Broadcom filed a Notice of Removal to remove this lawsuit to federal court. On June 16, 2009, the Company filed a motion to remand the lawsuit back to state court and to expedite briefing and the hearing on the motion. On June 17, 2009, the federal court ordered expedited briefing and scheduled a hearing. On June 29, 2009, the federal court ordered the lawsuit to be remanded back to state court. The Company dismissed this lawsuit without prejudice on September 1, 2009.
On September 17, 2009, Reid Middleton, Pipefitters Local No. 636 Defined Benefit Plan and Norfolk County Retirement System (together the Plaintiffs) filed a Verified Amended Class Action and Derivative Complaint in the Court of Chancery of the State of Delaware. The amended complaint is brought on behalf of Plaintiffs and all other similarly situated stockholders of the Company and, alternatively, derivatively on behalf of the Company. The complaint names the members of the Board as defendants and the Company as a nominal defendant. The complaint asserts claims for breach of fiduciary duty on behalf of a putative class of holders of Shares and, alternatively, a derivative claim for devaluation of the Company stemming from the Company’s January 2009 amendments to its Bylaws, adoption of a new stockholder rights plan to replace its expiring rights plan, and amendments to its Key Employee Retention Agreements, and actions in response to Broadcom’s announcement of its proposal to acquire the Company. The complaint seeks declaratory relief, compensatory damages, interest and costs, including attorneys’ and expert fees. On October 13, 2009, the defendants filed an answer to the amended complaint.
On September 14, 2009, Broadcom Corporation filed a patent infringement lawsuit against the Company in the United States District Court, in the Central District of California. The suit alleges that the Company is infringing 10 Broadcom patents covering certain data and storage networking technologies. The complaint seeks declaratory and injunctive relief, monetary damages, and interest and costs, including attorneys’ and expert fees. The Company’s response to the complaint is currently due to be filed on or before November 4, 2009.
In addition to the ongoing litigation discussed above, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of the open matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Item 1A. Risk Factors
The recent economic downturn has resulted in a reduction in information technology spending in general, or spending on computer and storage systems in particular, that will adversely affect our revenues and results of operations in the near term and possibly beyond.
The demand for our network storage products has been driven by the demand for high performance storage networking products and solutions that support enterprise computing applications, including on-line transaction processing, data mining, data warehousing, multimedia, and Internet applications. The recent economic downturn and related disruptions in world credit and equity markets as well as the related failures of several large financial institutions have resulted in a global downturn in spending on information technology. If the downturn in the economy results in a significant downturn in demand for such products, solutions, and applications, it will adversely affect our business, results of operations, and financial condition in the near term and possibly beyond. The adverse effects of any sustained downturn in information technology spending on our operating results may be exacerbated by our research and development investments, strategic investments and merger and acquisition activity, as well as customer service and support, which are expected to continue despite any such downturn.
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
We rely almost exclusively on OEMs and sales through distribution channels for our revenue. For the three months ended September 27, 2009, we derived approximately 85% of our net revenues from sales to OEM customers and approximately 15% from sales through distribution. Furthermore, as some of our sales through distribution channels consist of OEM products, OEM customers effectively generated approximately 93% of our revenue for the three months ended September 27, 2009. Moreover, direct sales to our top five customers accounted for approximately 60% for the three months ended September 27, 2009. We may be unable to retain our current OEM and distributor customers or to recruit additional or replacement customers.
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
On April 21, 2009, we received an unsolicited takeover proposal from Broadcom Corporation (Broadcom) to acquire all of our outstanding shares of common stock. While Broadcom has allowed its tender offer to expire, there can be no assurance that Broadcom or another third party will not make an unsolicited takeover proposal in the future. The review and consideration of any takeover proposal may be a significant distraction for our management and employees and could require the expenditure of significant time and resources by us.
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
We have entered into Key Employee Retention Agreements with four of our current executive officers, and adopted a Change in Control Retention Plan, in which currently an additional 23 key employees participate. The participants of these retention arrangements may be entitled to severance payments and benefits, based on a period of between twelve months and two years, upon a termination of their employment by us without cause or by them for good reason in connection with a change of control of our company (each as defined in the applicable agreement or plan). These retention arrangements may not be adequate to allow us to retain critical employees during a time when a change in control is being proposed or is imminent.
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

Certain of our software (as well as that of our customers) may be derived from “open source” software that is generally made available to the public by its authors and/or other third parties. Such open source software is often made available to us under licenses, such as the GNU General Public License (GPL), which impose certain obligations on us in the event we were to distribute derivative works of the open source software. These obligations may require us to make source code for the derivative works available to the public, or license such derivative works under a particular type of license, rather than the forms of licenses customarily used to protect our intellectual property. In the event the copyright holder of any open source software were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be required to release the source code of that work to the public and/or stop distribution of that work.
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
Broadcom recently filed a patent infringement suit against us alleging that we are infringing on 10 Broadcom patents covering certain data and storage networking technologies. Ongoing lawsuits such as the action brought by Broadcom present inherent risks, any of which could have a material adverse effect on our business, financial condition, or results of operations. Such potential risks include continuing expenses of litigation, risk of loss of patent rights, risk of injunction against the sale of products incorporating the technology in question, counterclaims, attorneys’ fees, and diversion of management’s attention from other business matters. See “Legal Proceedings” in Item 1, Part I of this Form 10-Q.
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
For the three months ended September 27, 2009 and September 28, 2008, sales in the United States accounted for approximately 31% of our total net revenues, sales in Asia Pacific accounted for approximately 34% of our total net revenues, and sales in Europe, Middle East, Africa, and the rest of the world accounted for approximately 35% of our total net revenues, based on billed-to address. We expect that our sales will be similarly distributed for the foreseeable future. However, because we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our sales may not be reflective of the geographic mix of end-user demand or installations. All of our sales are currently denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. In addition, an increasing amount of our expenses will be incurred in currencies other than U.S. dollars and as a result, we will be required from time to time to convert currencies to meet our obligations. Additionally, our suppliers are increasingly located outside the U.S., and a significant portion of our products is produced at our EMS providers’ production facilities in Thailand and Malaysia. Furthermore, in connection with the reorganization of our international subsidiaries, we established a company in Ireland, and a significant portion of our sales and operations will now also occur in countries outside of the U.S. As a result, we are subject to the risks inherent in international operations. Our international business activities could be affected, limited or disrupted by a variety of factors, including, but not limited to:
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
The stock market in general and the stock prices in technology based companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. For example, during calendar year 2009 through October 26, the closing sales price of our common stock ranged from a low of $4.53 per share to a high of $12.28 per share. Factors that could have a significant impact on the market price of our stock include, but are not limited to, the following:
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
In the past, companies, including us, that have experienced volatility in the market price of their stock have been subject to securities class action litigation. If we were to be the subject of similar litigation in the future or experience unfavorable outcomes in any of our pending litigation, as discussed in Note 8 in the accompanying notes to our consolidated financial statements contained elsewhere herein, it could have a material adverse effect on our business, results of operations, and financial condition. Such litigation would also divert management’s attention from other business matters.
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

Our certificate of incorporation, provisions of Delaware law, and any shareholders rights plan could adversely affect the performance of our stock.
Provisions of our certificate of incorporation and Delaware General Corporation Law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. In addition, although we have recently terminated our shareholders rights plan, it is possible that we may adopt a new shareholders rights plan in the future should general business, market and other conditions, opportunities and risks arise. The provisions of our certificate of incorporation, Delaware law, and any shareholders rights plan are generally intended to encourage potential acquirers to negotiate with us and allow our board of directors the opportunity to consider alternative proposals in the interest of maximizing shareholder value. However, such provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In early August 2008, our Board of Directors authorized a plan to repurchase up to $100.0 million of our outstanding common stock. In April 2009, upon receipt of an unsolicited takeover proposal and related tender offer from Broadcom Corporation to acquire us, our Board of Directors elected to temporarily suspend any activity under the share repurchase plan. In light of Broadcom’s announcement of its decision to allow its tender offer to expire on July 14, 2009, Emulex’s Board of Directors elected to reactivate the $100.0 million share repurchase plan effective July 15, 2009. Through September 27, 2009, the Company has repurchased 2.0 million shares of its common stock for an aggregate purchase price of approximately $18.2 million or an average of $9.12 per share under this plan. We may repurchase shares from time-to-time in open market purchases or privately negotiated transactions. The share repurchases will be financed by available cash balances and cash from operations.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
	Total Number	Average	Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased under the
Period	Purchased	per Share	Or Programs	Plans or Programs
June 29, 2009 — July 26, 2009	—	—	—	$100,000,000
July 27, 2009 — August 23, 2009	2,000,000	$9.12	2,000,000	$81,760,136
August 24, 2009 — September 27, 2009	—	—	—	$81,760,136

Total	2,000,000	$9.12	2,000,000	$81,760,136

Sales of Unregistered Securities
There were no sales of unregistered securities for the three months ended September 27, 2009.

Item 6. Exhibits

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).

Exhibit 3.2
Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit 3.3	Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 2, 2009).

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

Exhibit 4.2
Amendment to Rights Agreement, dated October 1, 2009, with Mellon Investor Services LLC, as rights agent, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 2, 2009.

Exhibit 10.1	Executive Incentive Plan of the Company, as amended, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 3, 2009.

Exhibit 10.2	Separation Agreement, dated September 25, 2009, between the Company and Marshall D. Lee.

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 2, 2009

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

Exhibit 3.3	Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 2, 2009).

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

Exhibit 4.2
Amendment to Rights Agreement, dated October 1, 2009, with Mellon Investor Services LLC, as rights agent, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 2, 2009.

Exhibit 10.1	Executive Incentive Plan of the Company, as amended, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 3, 2009.

Exhibit 10.2	Separation Agreement, dated September 25, 2009, between the Company and Marshall D. Lee.

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.