Form 10-Q
period 2009-12-27
EMULEX CORP /DE/
filed 2010-01-29
CIK 350917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 27, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of January 21, 2010, the registrant had 80,987,352 shares of common stock outstanding.

EMULEX CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	December 27,	June 28,
	2009	2009
Assets
Current assets:
Cash and cash equivalents	$252,737	$294,136
Investments	16,086	8,289
Accounts and other receivables, net of allowance for doubtful accounts of $1,611 and $1,553 as of December 27, 2009 and June 28, 2009, respectively	68,207	51,566
Inventories	10,717	10,665
Prepaid income taxes	17,300	17,083
Prepaid expenses and other current assets	9,047	8,021
Deferred income taxes	16,289	16,793

Total current assets	390,383	406,553

Property and equipment, net	67,020	74,794
Goodwill	87,840	87,840
Intangible assets, net	50,143	42,990
Deferred income taxes	22,844	16,002
Other assets	45,680	30,739

Total assets	$663,910	$658,918

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$24,834	$28,786
Accrued liabilities	31,385	23,454

Total current liabilities	56,219	52,240

Other liabilities	5,495	5,826
Accrued taxes	32,666	31,408

Total liabilities	94,380	89,474

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	—	—
Common stock, $0.10 par value; 240,000,000 shares authorized; 90,639,793 and 89,668,255 issued at December 27, 2009 and June 28, 2009, respectively	9,064	8,967
Additional paid-in capital	1,112,464	1,106,990
Accumulated deficit	(383,290)	(396,070)
Accumulated other comprehensive loss	(468)	(443)
Treasury stock, at cost; 10,550,971 and 8,550,971 shares at December 27, 2009 and June 28, 2009, respectively	(168,240)	(150,000)

Total stockholders’ equity	569,530	569,444

Total liabilities and stockholders’ equity	$663,910	$658,918

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 27,	December 28,	December 27,	December 28,
	2009	2008	2009	2008
Net revenues	$108,290	$108,661	$193,817	$220,357
Cost of sales	41,506	42,676	74,927	84,420

Gross profit	66,784	65,985	118,890	135,937

Operating expenses:
Engineering and development	31,680	31,101	63,079	65,884
Selling and marketing	15,760	13,270	28,672	27,786
General and administrative	11,896	9,548	24,175	18,964
Amortization of other intangible assets	1,698	1,851	3,396	3,938

Total operating expenses	61,034	55,770	119,322	116,572

Operating income (loss)	5,750	10,215	(432)	19,365

Nonoperating (expense) income, net:
Interest income	93	1,224	212	3,073
Interest expense	(2)	(34)	(4)	(36)
Other (expense) income, net	(132)	(127)	98	197

Total nonoperating (expense) income, net	(41)	1,063	306	3,234

Income (loss) before income taxes	5,709	11,278	(126)	22,599

Income tax (benefit) provision	(3,233)	761	(12,906)	4,581

Net income	$8,942	$10,517	$12,780	$18,018

Net income per share:
Basic	$0.11	$0.13	$0.16	$0.22

Diluted	$0.11	$0.13	$0.16	$0.22

Number of shares used in per share computations:
Basic	79,667	80,169	79,563	80,604

Diluted	80,734	80,420	80,505	81,055

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended
	December 27,	December 28,
	2009	2008
Cash flows from operating activities:
Net income	$12,780	$18,018
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	10,567	10,950
Share-based compensation expense	8,564	12,519
Amortization of intangible assets	12,847	13,399
Provision for losses on accounts and other receivables	58	(36)
Accrued interest income, net	37	683
Loss (gain) on disposal of property and equipment	769	(94)
Deferred income taxes	(8,447)	(5,570)
Excess tax benefit from share-based compensation	(206)	(188)
Foreign currency adjustments	(86)	(157)
Changes in assets and liabilities:
Accounts and other receivables	(16,697)	(3,804)
Inventories	(123)	4,468
Prepaid expenses and other assets	(5,971)	(2,457)
Accounts payable, accrued liabilities, and other liabilities	4,684	(9,742)
Accrued taxes	1,258	3,319
Income taxes payable and prepaid income taxes	(223)	(52,008)

Net cash provided by (used in) operating activities	19,811	(10,700)

Cash flows from investing activities:
Net proceeds from sale of property and equipment	168	50
Purchases of property and equipment	(4,685)	(14,512)
Purchases of intangible assets	(20,000)	—
Investment in and loans to privately-held companies	(10,000)	(947)
Purchases of investments	(24,585)	(97,715)
Maturities of investments	16,751	176,392

Net cash (used in) provided by investing activities	(42,351)	63,268

Cash flows from financing activities:
Repurchase of common stock	(18,240)	(39,913)
Tax withholding payments reimbursed by common stock	(3,468)	(2,416)
Proceeds from issuance of common stock under stock plans	2,687	3,850
Excess tax benefit from share-based compensation expense	206	188

Net cash used in financing activities	(18,815)	(38,291)

Effect of exchange rates on cash and cash equivalents	(44)	(33)

Net (decrease) increase in cash and cash equivalents	(41,399)	14,244
Cash and cash equivalents at beginning of period	294,136	217,017

Cash and cash equivalents at end of period	$252,737	$231,261

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
1.	Basis of Presentation
In the opinion of management of Emulex Corporation (Emulex or the Company), the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows. Interim results for the six months ended December 27, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending June 27, 2010. The accompanying condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2009. The preparation of the condensed consolidated financial statements requires the use of estimates and actual results could differ materially from management’s estimates. The Company has evaluated subsequent events through January 29, 2010.
Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation.
Supplemental Cash Flow Information

	Six Months Ended
	December 27,	December 28,
	2009	2008
	(in thousands)
Cash paid during the period for:
Interest	$3	$5
Income taxes	$247	$60,905

Non-cash activities:
Purchases of property and equipment not paid, net	$1,016	$779
Recently Adopted Accounting Standards
In December 2007, the Financial Accounting Standards Board (FASB) issued authoritative guidance for business combinations changing the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development, and restructuring costs. In addition, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. In April 2009, the FASB amended the December 2007 guidance related to the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies assumed in business combinations. The April 2009 guidance eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and instead carries forward most of the provisions in place before the December 2007 guidance was issued. The December 2007 and April 2009 guidance is effective prospectively for the Company’s fiscal year beginning June 29, 2009, and impacts the accounting for any business combinations entered into after the effective date. There was no financial statement impact of the Company’s adoption of this guidance on June 29, 2009.
In December 2007, the FASB issued authoritative guidance for noncontrolling interests in consolidated financial statements changing the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold as well as any interest retained will be recorded at fair value with any gain or loss recognized in earnings. This guidance will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. This guidance is effective for the Company’s fiscal year beginning June 29, 2009, and impacts the accounting for and presentation of noncontrolling interests after the effective date. There was no financial statement impact of the Company’s adoption of this guidance on June 29, 2009 as the Company did not have any noncontrolling interests.

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
In June 2009, the FASB issued ASC 105, “Generally Accepted Accounting Principles” (GAAP), which amends the GAAP hierarchy established under Statement of Financial Accounting Standards (SFAS) No. 162. On July 1, 2009, the FASB launched the FASB Accounting Standards Codification, superseding all existing non-SEC accounting and reporting standards. ASC 105 is effective in the first interim and annual periods ending after September 15, 2009, or the Company’s first quarter of fiscal year 2010 ended September 27, 2009. Following this statement, the FASB will issue new standards in the form of Accounting Standards Updates (ASUs). The Company’s adoption of ASC 105 in the interim period ended September 27, 2009 had no financial statement impact other than the specific references to U.S. GAAP.
Recently Issued Accounting Standards
In September 2009, the FASB issued authoritative guidance for revenue arrangements with multiple deliverables. In the absence of vendor-specific objective evidence (VSOE) or other third party evidence (TPE) of the selling price for the deliverables in certain multiple-element arrangements, companies are required to use an estimated selling price for the individual deliverables. Companies shall apply the relative-selling price model for allocating an arrangement’s total consideration to its individual elements. Under this model, the estimated selling price is used for both the delivered and undelivered elements that do not have VSOE or TPE of the selling price. This consensus will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, or the Company’s 2011 fiscal year. Early adoption is permitted. The Company has not adopted this guidance and is currently assessing the impact of adoption.

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

Level 1	—	Quoted prices in active markets for identical assets or liabilities;

Level 2	—	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3	—	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Financial instruments measured at fair value on a recurring basis as of December 27, 2009 and June 28, 2009 are as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
December 27, 2009
Cash and cash equivalents	$252,737	$—	$—	$252,737
Term deposits	2,238	—	—	2,238
U.S. Government securities	5,496	—	—	5,496
U.S. Government sponsored entity securities	8,349	—	—	8,349

	$268,820	$—	$—	$268,820

June 28, 2009
Cash and cash equivalents	$294,136	$—	$—	$294,136
Municipal bonds	152	—	—	152
U.S. Government securities	4,097	—	—	4,097
U.S. Government sponsored entity securities	4,058	—	—	4,058

	$302,443	$—	$—	$302,443

The Company’s other financial instruments consist primarily of a note receivable, equity investment in privately-held company, and insurance recovery receivable. The Company believes the carrying value of its insurance recovery receivable approximates its current fair value due to its nature and relatively short duration. The fair value of the Company’s investment in privately-held company is not readily available and a reasonable estimate of fair value could not be made without incurring excessive costs. The fair value of the Company’s note receivable is based on management judgment using market-based interest rates, and is believed to approximate its carrying value. The fair value is determined based on “Level 3” inputs which require the use of inputs that are both unobservable and significant to the fair value measurements.

3. Investments
The Company’s portfolio of held-to-maturity investments consists of the following:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
December 27, 2009
Term deposits	$2,241	$—	$(3)	$2,238
U.S. Government securities	5,497	—	(1)	5,496
U.S. Government sponsored entity securities	8,348	1	—	8,349

	$16,086	$1	$(4)	$16,083

June 28, 2009
Municipal bonds	$151	$1	$—	$152
U.S. Government securities	4,097	—	—	4,097
U.S. Government sponsored entity securities	4,041	17	—	4,058

	$8,289	$18	$—	$8,307

Investments at December 27, 2009 and June 28, 2009 were classified as short-term investments due to the investments having maturity dates of less than one year.
4. Inventories
Inventories are summarized as follows:

	December 27,	June 28,
	2009	2009
	(in thousands)

Raw materials	$4,315	$4,330
Finished goods	6,402	6,335

	$10,717	$10,665

5. Goodwill and Intangible Assets, net
There was no goodwill activity during the six months ended December 27, 2009.
Intangible assets, net, are as follows:

	December 27,	June 28,
	2009	2009
	(in thousands)
Intangible assets subject to amortization:
Core technology and patents	$72,145	$92,228
Accumulated amortization, core technology and patents	(47,674)	(82,381)
Developed technology	68,500	77,312
Accumulated amortization, developed technology	(44,525)	(46,488)
Customer relationships	38,670	38,670
Accumulated amortization, customer relationships	(37,548)	(37,227)
Tradename	4,639	4,639
Accumulated amortization, tradename	(4,064)	(3,763)

	$50,143	$42,990

The decrease in core and developed technology during the six months ended December 27, 2009, was primarily due to approximately $48.9 million in core and developed technology being fully amortized and written off. The remaining increase in core technology and patents is due to a patent licensing agreement entered into with a third party for approximately $20.0 million.
The intangible assets subject to amortization are being amortized on a straight-line basis over original lives ranging from approximately five to seven years. Aggregated amortization expense for intangible assets for the three months ended December 27, 2009 and December 28, 2008, was approximately $6.4 million and $6.6 million, respectively. Aggregated amortization expense for intangible assets for the six months ended December 27, 2009 and December 28, 2008, was approximately $12.8 million and $13.4 million, respectively.
Amortization expense of approximately $4.7 million related to core and developed technology is included in cost of sales in the accompanying condensed consolidated statements of income for both the three months ended December 27, 2009 and December 28, 2008. Amortization expense related to core and developed technology included in cost of sales in the accompanying condensed consolidated statements of income for both the six months ended December 27, 2009 and December 28, 2008 was approximately $9.5 million.
The following table presents the estimated future aggregated amortization expense of intangible assets as of December 27, 2009 (in thousands):

2010 (remaining 6 months)	$12,847
2011	21,711
2012	7,585
2013	4,000
2014	4,000
Thereafter	—

$50,143

6. Other Assets
Components of other assets are as follows:

	December 27,	June 28,
	2009	2009
	(in thousands)
Note receivable	$24,466	$15,000
Equity investment in privately-held company	11,184	11,184
Other	10,030	4,555

	$45,680	$30,739

In March 2009, the Company loaned $15.0 million to a privately-held company. The note receivable bears simple interest at 5.0% per annum. In December 2009, the Company increased the loan by $10.0 million and extended the maturity date to the earlier of December 31, 2010 or certain defined events such as consummation of financing, change in control, or default. The note receivable is collateralized by substantially all of the assets of the privately-held company.
The Company’s equity investment in a privately-held company is accounted for under the cost method. Under the cost method, investments are carried at cost and are adjusted for other-than-temporary declines in fair value, distributions of earnings, or additional investments. The Company monitors its investment for impairment on a quarterly basis and makes appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Impairment charges are included in other (expense) income, net in the consolidated statements of income. Factors used in determining an impairment include, but are not limited to, the current business environment including competition; uncertainty of financial condition; technology and product prospects; results of operations; and current financial position including any going concern considerations such as the rate at which the investee utilizes cash and the investee’s ability to obtain additional financing. The Company has determined that there is no impairment as of December 27, 2009. However, it is considered reasonably possible that the Company’s determination that there is no impairment could change if the current business environment deteriorates, if the investees’ financial condition worsens, or the investee is unable to secure adequate financing to support its business plan and operations.

7. Accrued Liabilities
Components of accrued liabilities are as follows:

	December 27,	June 28,
	2009	2009
	(in thousands)
Payroll and related costs	$17,125	$11,410
Warranty liability	1,926	2,462
Deferred revenue and accrued rebates	3,939	3,499
Other	8,395	6,083

	$31,385	$23,454

The Company provides a warranty of between one and five years on its products. The Company records a provision for estimated warranty-related costs at the time of sale based on historical product return rates and the Company’s estimates of expected future costs of fulfilling its warranty obligations. Changes to the warranty liability were:

(in thousands)
Balance as of June 28, 2009	$2,462
Accrual for warranties issued	488
Changes to pre-existing warranties (including changes in estimates)	(461)
Settlements made (in cash or in kind)	(563)

Balance as of December 27, 2009	$1,926

8. Commitments and Contingencies
Litigation
On November 15, 2001, prior to the Company’s acquisition of Vixel Corporation, a securities class action was filed in the United States District Court in the Southern District of New York as Case No. 01 CIV. 10053 (SAS), Master File No. 21 MC92 (SAS) against Vixel and two of its officers and directors (one of which is James M. McCluney, the Company’s current Chief Executive Officer and President) and certain underwriters who participated in the Vixel initial public offering in late 1999. The amended complaint alleges violations under Section 10(b) of the Exchange Act and Section 11 of the Securities Act and seeks unspecified damages on behalf of persons who purchased Vixel stock during the period October 1, 1999 through December 6, 2000. In October 2002, the parties agreed to toll the statute of limitations with respect to Vixel’s officers and directors until September 30, 2003, and on the basis of this agreement, Vixel’s officers and directors were dismissed from the lawsuit without prejudice. During June 2003, Vixel and the other issuer defendants in the action reached a tentative settlement with the plaintiffs that would, among other things, result in the dismissal with prejudice of all claims against the defendants and their officers and directors. In connection with the possible settlement, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements so that they would not expire prior to any settlement being finalized. Although Vixel approved this settlement proposal in principle, it remained subject to a number of procedural conditions, as well as formal approval by the court. On August 31, 2005, a Preliminary Order In Connection With Settlement Proceedings was issued by the court which among other items, set a date for a Settlement Fairness Hearing held on April 24, 2006, and the form of notice to the Settlement Classes of the Issuers’ Settlement Stipulation. In December 2005, the settlement notices authorized by the court were sent to former Vixel stockholders and the web site www.iposecuritieslitigation.com was created for claimants, as well as a March 24, 2006 objection deadline. At the Settlement Fairness Hearing held on April 24, 2006, the court raised the following primary issues: (1) the (possible) change in value of the settlement since preliminary approval, and whether the benefits of the settlement should be evaluated at the time of approval or at the time of negotiation; (2) how the class certification argument before the Second Circuit Court of Appeals could or would affect the fairness of the settlement; (3) how to evaluate the intangible benefits of the settlement to the class members; and (4) how to value the $1 billion guarantee (for the consolidated litigation involving Vixel and 297 other Issuers) by insurers in the stipulation and agreement of settlement in light of the underwriters’ potential future settlements. The Court did not rule on April 24, 2006 on the motion for final approval or objections. On June 6, 2006, the Second Circuit Court of Appeals held oral arguments on the appeal by the underwriters of Judge Scheindlin’s class certification decision. On or about July 17, 2006, Emulex assigned to the class action plaintiffs any IPO claims that Emulex (Vixel) had against RBC Dain Rauscher in the IPO litigation, as required by the settlement agreement. On December 5, 2006, the Second Circuit Court of Appeals issued a decision reversing Judge Scheindlin’s class certification decision. On December 14, 2006, Judge Scheindlin issued an order to stay all proceedings pending a decision from the Second Circuit on whether it will hear further argument. On about January 6, 2007, Emulex assigned to the class action plaintiffs any IPO claims that Emulex (Vixel) had against The Bear Stearns Companies Inc. and Bear Stearns & Co. Inc. in the IPO litigation, as required by the settlement agreement. On April 6, 2007, the Second Circuit denied the plaintiffs’ petition for rehearing of the decision denying class certification. During April 2007, counsel for Emulex and other Issuers informed Judge Scheindlin that, in light of the Second Circuit opinion, the settlement agreement could not be approved because the defined settlement class, like the litigation class, did not meet the Second Circuit requirements for certification. Judge Scheindlin held a conference on May 30, 2007 to consider issues relating to the class definitions, the statute of limitations, settlement, and discovery. On June 25, 2007, Judge Scheindlin signed a Stipulation and Order submitted by the parties which terminated the June 10, 2004 Stipulation and Agreement of Settlement with Defendant Issuers and Individuals. On June 26, 2007, a document production request from the plaintiffs to all 298 issuers (including Vixel) was received, covering documents from each issuer’s inception through December 31, 2001. In September 2007, due to the expiration of the tolling agreements, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements until August 27, 2010. On November 15, 2007, the issuers and their respective insurers entered into an Insurers-Insureds Agreement (replacing an earlier agreement), which provides for the insurers to pay for certain defense costs under applicable issuer insurance policies. On December 21, 2007, issuer defendants filed an opposition to plaintiffs’ motion for class certification of certain focus cases. On March 26, 2008, defendants’ motion to dismiss was denied except to certain claims by plaintiffs who did not suffer damages or whose claims were time barred. On Oct. 10, 2008, Judge Scheindlin signed an order granting the plaintiffs’ request to withdraw the class certification motion in the six focus cases (Emulex/Vixel is not in a focus case). On April 1, 2009, the parties signed a Stipulation and Agreement of Settlement (the 2009 Settlement) which the District Court subsequently approved on October 6, 2009. The 2009 Settlement provides for a settlement amount of $586 million, and Emulex has no obligation to pay any part of that amount. On October 23, 2009, Lester Baum, Mike Hart, and Sue Shadley filed a petition for permission to appeal the class certification order.
On January 27, 2009, a patent infringement lawsuit was filed in the United States District Court in the Central District of California as Case No. CV09-00605 R (JWJx) against Emulex by Microprocessor Enhancement Corporation and Michael H. Branigin. The complaint alleges infringement of U.S. Patent No. 5,471,593, and seeks a judgment for damages, injunctive relief, and an award of attorneys’ fees and costs. On March 25, 2009, Emulex filed an answer to the complaint denying allegations and asserting affirmative defenses. On Oct. 13, 2009, the Company filed documents opposing a summary judgment motion by the Plaintiffs. A hearing of the summary judgment motion was held on Nov. 16, 2009, and the motion was taken under submission.
On April 27, 2009, Reid Middleton filed a lawsuit in the Court of Chancery of the State of Delaware on behalf of himself and all other similarly situated stockholders of the Company and derivatively on behalf of the Company. The original complaint named the members of the Board as defendants and the Company as a nominal defendant. The complaint asserted a claim for breach of fiduciary duty on behalf of a putative class of holders of shares of the Company’s common stock (the Shares) and a derivative claim for devaluation of the Company stemming from the Company’s January 2009 amendments to its Bylaws, adoption of a new stockholder rights plan to replace its expiring rights plan, and amendments to its Key Employee Retention Agreements, and actions in response to Broadcom’s announcement of its unsolicited April 21, 2009 takeover proposal to acquire the Company. The original complaint sought declaratory and injunctive relief, compensatory damages, interest and costs, including attorneys’ and expert fees.

On May 6, 2009, Jim Robbins filed a lawsuit in the Superior Court of the State of California, County of Orange, on behalf of himself and all other similarly situated stockholders of the Company (the California Litigation). The complaint names the members of the Board and the Company as defendants. The complaint asserts a claim for breach of fiduciary duty on behalf of a putative class of holders of Shares relating to the Company’s January 2009 amendments to its Bylaws, adoption of a new stockholder rights plan to replace its expiring rights plan, and amendments to its Key Employee Retention Agreements, and actions in response to Broadcom’s announcement of its proposal to acquire the Company. The complaint seeks declaratory and injunctive relief, a constructive trust upon any benefits improperly received as a result of the alleged wrongful conduct and breach of any duty owed to the holders of Shares, and costs, including attorneys’ and expert fees. This lawsuit was dismissed without prejudice on December 15, 2009.
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
On May 11, 2009, the Court of Chancery of the State of Delaware granted plaintiff Reid Middleton’s motion to expedite proceedings and set a trial date in the three foregoing Delaware lawsuits beginning on July 8, 2009. On July 6, 2009, the Court of Chancery continued the July 8, 2009 trial date indefinitely. On December 3, 2009, the plaintiff’s attorneys filed an application for an award of attorney’s fees and expenses. The Court rejected the plaintiff’s request for attorneys’ fees on December 18, 2009.
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

On September 14, 2009, Broadcom Corporation filed a patent infringement lawsuit against the Company in the United States District Court, in the Central District of California. The suit alleges that the Company is infringing 10 Broadcom patents covering certain data and storage networking technologies. The complaint seeks declaratory and injunctive relief, monetary damages, and interest and costs, including attorneys’ and expert fees. On November 4, 2009, the Company filed its answer and affirmative defenses to the patent infringement complaint alleging that it believes that the Broadcom patents at issue are invalid or not infringed, or both. In addition, the Company asserted counterclaims for declaratory judgment of invalidity and non-infringement against each of the Broadcom patents at issue, and seeks award of attorneys’ fees, costs, and expenses. On January 11, 2010, the Court set a trial date of September 20, 2011.
On November 9, 2009, the Company filed a lawsuit against Broadcom Corporation alleging that Broadcom has acted in an anticompetitive manner in violation of federal antitrust laws, as well as made defamatory statements and engaged in acts of unfair competition. The complaint seeks actual and punitive damages, attorneys’ fees and costs, and injunctive relief against Broadcom. On January 4, 2010, the Company filed an amended complaint. The amended complaint alleges that Broadcom has acted in an anticompetitive manner in violation of federal antitrust laws and made defamatory statements. The amended complaint seeks actual and punitive damages, attorneys’ fees and costs, and injunctive relief. Broadcom’s response to the amended complaint is due to be filed on February 4, 2010.
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
Other Commitments and Contingencies
The Company has approximately $32.5 million of unrecognized tax benefits as of December 27, 2009 for which a reasonably reliable estimate of the period of payment cannot be made.
The Company has entered into various agreements for purchases of inventory. As of December 27, 2009, the Company’s purchase obligation associated primarily with inventory was approximately $38.1 million.
In addition, the Company provides limited indemnification in selected circumstances within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringement of certain intellectual property, and in some limited cases against bodily injury or damage to real or tangible personal property caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. As of December 27, 2009, the Company has not incurred any significant costs related to indemnification of its customers.

9. Treasury Stock
In early August 2008, the Company’s Board of Directors authorized a plan to repurchase up to $100.0 million of its outstanding common stock. In April 2009, upon receipt of an unsolicited acquisition proposal and related tender offer of Broadcom Corporation to acquire the Company, the Company’s Board of Directors elected to temporarily suspend any activity under the share repurchase plan. In light of Broadcom’s announcement of its decision to allow its tender offer to expire on July 14, 2009, Emulex’s Board of Directors elected to reactivate the $100.0 million share repurchase plan effective July 15, 2009. During the six months ended December 27, 2009, the Company has repurchased 2.0 million shares of its common stock for an aggregate purchase price of approximately $18.2 million or an average of $9.12 per share under this plan. The Company may repurchase shares from time-to-time in open market purchases or privately negotiated transactions. The share repurchases will be financed by available cash balances and cash from operations. The Company’s Board of Directors has not set an expiration date for the plan.
10. Stock-Based Compensation
As of December 27, 2009, the Company had three stock-based plans for employees and directors that are open for future awards, the 2005 Equity Incentive Plan (Equity Incentive Plan), the 1997 Stock Award Plan for Non-Employee Directors (Director Plan), and the Emulex Corporation Employee Stock Purchase Plan (Purchase Plan). In addition, the Company had eight stock-based plans (All Other Plans), including six plans assumed in connection with prior acquisitions, each of which is closed for future grants but has options outstanding. Available for future awards are 4,633,638 shares under the Equity Incentive Plan, 271,000 shares under the Director Plan, and 1,008,061 shares under the Purchase Plan.
Aggregate amounts recognized in the condensed consolidated financial statements with respect to these plans are as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 27,	December 28,	December 27,	December 28,
	2009	2008	2009	2008
	(in thousands)
Total cost of stock-based payment plans during the period	$3,590	$5,735	$8,493	$12,518
Amounts capitalized in inventory during the period	(83)	(165)	(203)	(344)
Amounts recognized in income for amounts previously capitalized in inventory	120	179	274	345

Amounts charged against income, before income tax benefit	$3,627	$5,749	$8,564	$12,519

Amount of related income tax benefit recognized in income, excluding tax impact of stock option exchange program (see Note 11)	$1,438	$1,574	$3,067	$3,490

The fair value of each stock option award under the Equity Incentive Plan and the Director Plan and purchase under the Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model based on the market price of the underlying common stock on the date of grant, expected term, stock price volatility and expected risk-free interest rates. Expected volatilities are based on methodologies utilizing equal weighting involving both historical periods equal to the expected term and implied volatilities based on traded options to buy the Company’s shares. The fair value of each unvested stock award is determined based on the closing price of the Company’s common stock on the grant date.

The assumptions utilized to compute the fair value of stock option grants under the Equity Incentive Plan and the Director Plan for the three and six months ended December 27, 2009 and December 28, 2008 were:

	Three Months Ended		Six Months Ended
	December 27,	December 28,	December 27,	December 28,
	2009	2008	2009	2008
Expected volatility	46% — 49%	50% — 51%	46% — 49%	42% — 51%
Weighted average expected volatility	48%	51%	47%	43%
Expected dividends	—	—	—	—
Expected term (in years)	2.97 — 4.97	2.97 — 4.97	2.97 — 4.97	2.97 — 4.97
Weighted average expected term (in years)	3.81	3.81	3.81	3.81
Risk-free rate	1.49% — 2.50%	1.12% — 1.50%	1.49% — 2.50%	1.12% — 3.02%
The assumptions utilized to compute the fair value of the compensatory element related to the shares to be purchased under the Purchase Plan for the three and six months ended December 27, 2009 and December 28, 2008 were:

	Three Months Ended		Six Months Ended
	December 27,	December 28,	December 27,	December 28,
	2009	2008	2009	2008
Expected volatility	43%	49%	43%	49%
Expected dividends	—	—	—	—
Expected term (in years)	0.49	0.5	0.49	0.5
Risk-free rate	0.17%	1.13%	0.17%	1.13%
A summary of option activity under the plans for the six months ended December 27, 2009 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
			(in years)	(in millions)
Options outstanding at June 28, 2009	12,180,404	$21.68	3.10	$2.0
Options granted	423,000	$9.81
Options exercised	(26,973)	$2.73
Options canceled	(4,159,933)	$22.83
Options forfeited	(495,744)	$16.98

Options outstanding at December 27, 2009	7,920,754	$20.81	3.04	$2.7

Options vested and expected to vest at December 27, 2009	7,853,859	$20.89	3.02	$2.6

Options exercisable at December 27, 2009	7,102,489	$21.79	2.82	$2.1

A summary of unvested stock awards activity for the six months ended December 27, 2009 is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Awards	Value
Awards outstanding and unvested at June 28, 2009	2,721,606	$12.85
Awards granted	1,521,008	$8.66
Awards vested	(988,460)	$15.48
Awards forfeited	(161,618)	$14.15

Awards outstanding and unvested at December 27, 2009	3,092,536	$9.88

As of December 27, 2009, there was approximately $19.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of approximately 1.4 years.

The weighted average grant date fair value of options granted during the six months ended December 27, 2009 and December 28, 2008 was approximately $3.69 per share and $4.15 per share, respectively. The weighted average grant date fair value of unvested stock awards granted during the six months ended December 27, 2009 and December 28, 2008 was approximately $8.66 per share and $10.36 per share, respectively. The total intrinsic value of stock options exercised was approximately $0.2 million and $1.1 million for the six months ended December 27, 2009 and December 28, 2008, respectively. The total fair value of unvested stock awards that vested during the six months ended December 27, 2009 and December 28, 2008 was approximately $9.8 million and $6.9 million, respectively. Cash received from stock option exercises under stock-based plans and shares purchased under the Purchase Plan was approximately $2.7 million for the six months ended December 27, 2009 and approximately $3.8 million for the six months ended December 28, 2008. The actual tax benefit realized for tax deductions from option exercises was approximately $3.8 million and $3.0 million for the six months ended December 27, 2009 and December 28, 2008, respectively.
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
As of December 27, 2009, we anticipate that the number of shares authorized under the Equity Incentive Plan, the Director Plan, the Purchase Plan, and All Other Plans are sufficient to cover future stock option exercises and shares that will be purchased during the next six month option period from November 1, 2009 to April 30, 2010 under the Purchase Plan.
11. Income Taxes
The Company recorded an income tax benefit of approximately $12.9 million and an income tax provision of approximately $4.6 million for the six months ended December 27, 2009 and December 28, 2008, respectively. Due to the current economic climate, forecasting for fiscal 2010 is subject to significant change and projection of an annual effective tax rate for the year is not appropriate. Therefore, the quarterly provision was calculated using the year to date actual results for the six months ended December 27, 2009. The effective tax benefit rate was approximately 10,243% for the six months ended December 27, 2009 and the effective tax rate was approximately 20% for the six months ended December 28, 2008. The tax benefit in the current year was primarily generated from pre-tax losses in the United States, implementation of a stock option exchange program, and savings from Federal and state research credits. The Company’s effective tax rate depends on various factors, such as tax legislation, the mix of domestic and international pre-tax income, research and development credits as a percentage of aggregate pre-tax income, and the effectiveness of the Company’s tax planning strategies.
During the six months ended December 27, 2009, income taxes included a benefit of approximately $4.0 million related to the stock option exchange program. The tax benefit is primarily due to the recovery of income tax expense previously recognized related to certain incentive stock options exchanged for restricted stock units as part of the program.
12. Net Income Per Share
In June 2008, the FASB issued authoritative guidance for whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in previously issued guidance for EPS. This guidance is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2008, which was the Company’s fiscal year beginning June 29, 2009. Upon adoption, EPS data for all periods presented were adjusted to conform to the authoritative guidance.

Basic net income per share for the three and six months ended December 27, 2009 and December 28, 2008, was computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period.
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

	Three Months Ended		Six Months Ended
	December 27,	December 28,	December 27,	December 28,
	2009	2008	2009	2008
	(in thousands, except per		(in thousands, except per
	share data)		share data)

Numerator — Net income	$8,942	$10,517	$12,780	$18,018
Less: Undistributed earnings allocated to participating securities	(111)	(272)	(210)	(465)

Undistributed earnings allocated to common shareholders for basic net income per share	$8,831	$10,245	$12,570	$17,553

Undistributed earnings allocated to common shareholders for diluted net income per share	$8,832	$10,245	$12,573	$17,555

Denominator:
Denominator for basic net income per share — weighted average shares outstanding	79,667	80,169	79,563	80,604
Effect of dilutive securities:
Dilutive options outstanding, unvested stock units and ESPP	1,067	251	942	451

Denominator for diluted net income per share — adjusted weighted average shares outstanding	80,734	80,420	80,505	81,055

Basic net income per share	$0.11	$0.13	$0.16	$0.22

Diluted net income per share	$0.11	$0.13	$0.16	$0.22

Antidilutive options and unvested stock excluded from the computations	8,338	15,787	8,987	15,292

Average market price of common stock	$10.55	$7.86	$10.09	$10.02

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
Actual future results could differ materially from those described in the forward-looking statements as a result of a variety of factors, including those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, and, in particular, those in the section entitled “Risk Factors” in Part II, Item 1A of this Form 10-Q included elsewhere herein. We expressly disclaim any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances. We wish to caution readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. The fact that the uncertainty of the economy generally, and the technology and storage segments specifically, have been in a state of uncertainty makes it difficult to determine if past experience is a good guide to the future and makes it impossible to determine if markets will grow or shrink in the short term. The recent economic downturn and the resulting economic uncertainty for our customers and the storage networking market as a whole has resulted in a decrease in information technology spending that has and could continue to adversely affect our revenues and results of operations. Furthermore, the effect of any actual or potential unsolicited offers to acquire us may have an adverse effect on our operations. As a result of this uncertainty, we are unable to predict with any accuracy what future results might be. Other factors affecting these forward-looking statements include, but are not limited to, the following: slower than expected growth of the storage networking market or the failure of our Original Equipment Manufacturer (OEM) customers to successfully incorporate our products into their systems; our dependence on a limited number of customers and the effects of the loss of, or decrease or delays in orders by, any such customers, or the failure of such customers to make payments; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of our or our OEM customers’ new or enhanced products; the variability in the level of our backlog and the variable and seasonal procurement patterns of our customers; impairment charges, including but not limited to goodwill, intangible assets, and equity investments recorded under the cost method; changes in tax rates or legislation; the effects of acquisitions; the effects of terrorist activities, natural disasters and any resulting political or economic instability; the highly competitive nature of the markets for our products as well as pricing pressures that may result from such competitive conditions; the effect of rapid migration of customers towards newer, lower cost product platforms; possible transitions from board or box level to application specific computer chip solutions for selected applications; a shift in unit product mix from higher-end to lower-end or mezzanine card products; a decrease in the average unit selling prices or an increase in the manufactured cost of our products; delays in product development; our reliance on third-party suppliers and subcontractors for components and assembly; any inadequacy of our intellectual property protection or the potential for third-party claims of infringement; our ability to attract and retain key technical personnel; our ability to benefit from our research and development activities; our dependence on international sales and internationally produced products; changes in accounting standards; and the potential effects of global warming and any resulting regulatory changes on our business. These and other factors which could cause actual results to differ materially from those in the forward-looking statements are discussed elsewhere in this Form 10-Q, in our other filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

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
Our Company operates within a single business segment that has two market focused product lines — Host Server Products (HSP) and Embedded Storage Products (ESP). HSP includes both Fibre Channel based connectivity products and Enhanced Ethernet based products that support Internet Protocol (IP) and storage networking, including Transmission Control Protocol (TCP)/IP, Internet Small Computer System Interface (iSCSI), Network Attached Storage (NAS) and Fibre Channel over Ethernet (FCoE). Our Fibre Channel based products include LightPulse® HBAs, custom form factor solutions for OEM blade servers and application specific integrated circuits (ASICs). These products enable servers to efficiently connect to SANs by offloading data communication processing tasks from the server as information is delivered and sent to the storage network. Our Enhanced Ethernet based products include OneConnect Universal Converged Network Adapters (UCNAs) that enable network convergence.
ESP includes our InSpeed, FibreSpy®, IOC solutions, switch-on-a-chip (SOC) and bridge and router products. Embedded storage switches, bridges, routers, and IOCs are deployed inside storage arrays, tape libraries, and other storage appliances, connect storage controllers to storage capacity delivering improved performance, reliability, and storage connectivity.
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
The recent economic downturn and related economic uncertainty for our customers and the storage networking market as a whole has resulted in a downturn in information technology spending that has and could continue to adversely affect our revenues and results of operations. As a result of this uncertainty, we plan to continue to closely manage our controllable expenses while investing in research and development, sales and marketing, capital equipment, and facilities in order to achieve our growth and market leadership goals. As of December 27, 2009, we had a total of 765 employees.
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

Global Initiatives
As part of our global initiatives, we created an Irish subsidiary to expand our international operations by providing local customer service and support to our customers outside of the United States in the fourth quarter of fiscal 2008. In addition, Emulex granted an intellectual property license and entered into a research and development cost sharing agreement with a newly formed subsidiary in the Isle of Man. The terms of the license require that the subsidiary make prepayments of expected royalties to a U.S. subsidiary, the first of which was paid before the end of fiscal 2008 in the amount of approximately $131.0 million, for expected royalties relating to fiscal 2009 through 2015. These global initiatives are expected to significantly reduce our effective tax rate beginning with fiscal 2010.
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
Results of Operations
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements included elsewhere herein.

	Percentage of Net Revenues		Percentage of Net Revenues
	Three Months Ended		Six Months Ended
	December 27,	December 28,	December 27,	December 28,
	2009	2008	2009	2008
Net revenues	100%	100%	100%	100%
Cost of sales	38	39	39	38

Gross profit	62	61	61	62

Operating expenses:
Engineering and development	29	28	33	30
Selling and marketing	15	12	15	13
General and administrative	11	9	12	8
Amortization of other intangible assets	2	2	2	2

Total operating expenses	57	51	62	53

Operating income (loss)	5	10	(1)	9

Nonoperating (expense) income, net:
Interest income	—	1	—	1
Interest expense	—	—	—	—
Other (expense) income, net	—	—	—	—

Total nonoperating (expense) income, net	—	1	—	1

Income (loss) before income taxes	5	11	(1)	10

Income tax (benefit) provision	(3)	1	(7)	2

Net income	8%	10%	6%	8%

Three months ended December 27, 2009, compared to three months ended December 28, 2008
Net Revenues. Net revenues for the second quarter of fiscal 2010 ended December 27, 2009, was essentially unchanged compared to the same quarter of fiscal 2009 ended December 28, 2008.
Net Revenues by Product Line
The following chart details our net revenues by product line for the three months ended December 27, 2009 and December 28, 2008:

	Net Revenues by Product Line
	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	December 27,	of Net	December 28,	of Net	Increase/	Percentage
(in thousands)	2009	Revenues	2008	Revenues	(Decrease)	Change
Host Server Products	$81,923	76%	$81,063	75%	$860	1%
Embedded Storage Products	26,284	24%	27,454	25%	(1,170)	(4)%
Other	83	—	144	—	(61)	(42)%

Total net revenues	$108,290	100%	$108,661	100%	$(371)	—%

HSP consists of HBAs, mezzanine cards, I/O ASICs, and UCNAs. For the three months ended December 27, 2009, our Fibre Channel based products still accounted for the vast majority of our HSP revenues. The increase in our HSP net revenue for the three months ended December 27, 2009 compared to the three months ended December 28, 2008 was mainly due to an increase of approximately 16% in units shipped partially offset by a decrease of approximately 13% in average selling price.
ESP primarily consists of our InSpeed®, FibreSpy®, input/output controller solutions, and bridge and router products. The decrease in our ESP net revenue for the three months ended December 27, 2009 compared to the three months ended December 28, 2008 was primarily due to a decrease in average selling price of approximately 14% partially offset by an increase in units shipped of approximately 12%.
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

	Net Revenues by Major Customers
	Direct Revenues		Total Direct and Indirect Revenues (2)
	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	December 27,	December 28,	December 27,	December 28,
	2009	2008	2009	2008
Net revenue percentage (1):
OEM:
EMC	—	—	12%	14%
Hewlett-Packard	13%	18%	14%	18%
IBM	23%	23%	33%	30%

(1)	Amounts less than 10% are not presented.

(2)
Customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.

Direct sales to our top five customers accounted for approximately 58% of total net revenues for the three months ended December 27, 2009, compared to approximately 63% for the three months ended December 28, 2008. Our net revenues from customers can be significantly impacted by changes to our customers’ business and their business models. Direct and indirect sales to our top five customers accounted for approximately 72% of total net revenues for the three months ended December 27, 2009 compared to approximately 75% for the three months ended December 28, 2008. Our net revenues from customers can be significantly impacted by changes to our customers’ business and their business models.
Net Revenues by Sales Channel
Net revenues by sales channel were as follows:

	Net Revenues by Sales Channel
	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	December 27,	of Net	December 28,	of Net	Increase/	Percentage
(in thousands)	2009	Revenues	2008	Revenues	(Decrease)	Change
OEM	$91,194	84%	$87,410	80%	$3,784	4%
Distribution	16,992	16%	21,173	20%	(4,181)	(20)%
Other	104	—	78	—	26	33%

Total net revenues	$108,290	100%	$108,661	100%	$(371)	—%

The increase in OEM net revenues as a percentage of total net revenues was mainly due to end users migrating from purchasing our products through the distribution channel toward purchasing our products through OEM server manufacturers. We believe that our net revenues are being generated primarily as a result of product certifications and qualifications with our OEM customers, which take products directly and indirectly through distribution and contract manufacturers. We view product certifications and qualifications as an important indicator of future revenue opportunities and growth for the Company. However, product certifications and qualifications do not necessarily ensure continued market acceptance of our products by our OEM customers. It is also very difficult to determine the future impact, if any, of product certifications and qualifications on our revenues.
Net Revenues by Geographic Territory
Our net revenues by geographic territory based on billed-to location were as follows:

	Net Revenues by Geographic Territory
	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	December 27,	of Net	December 28,	of Net	Increase/	Percentage
(in thousands)	2009	Revenues	2008	Revenues	(Decrease)	Change
United States	$33,324	31%	$41,499	38%	$(8,175)	(20)%
Asia Pacific	40,172	37%	28,084	26%	12,088	43%
Europe, Middle East, Africa and rest of the world	34,794	32%	39,078	36%	(4,284)	(11)%

Total net revenues	$108,290	100%	$108,661	100%	$(371)	—%

We believe the decrease in United States net revenues and increase in Asia Pacific net revenues as a percentage of total net revenues for the three months ended December 27, 2009 compared to the three months ended December 28, 2008 was primarily due to our OEM customers migrating towards using contract manufacturers located internationally, predominantly in Asia Pacific. However, as we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.

Gross Profit. Gross profit consists of net revenues less cost of sales. Our gross profit for the three months ended December 27, 2009 and December 28, 2008 were as follows (in thousands):

Gross Profit
Three Months Ended	Percentage of	Three Months Ended	Percentage of	Increase/	Percentage
December 27, 2009	Net Revenues	December 28, 2008	Net Revenues	(Decrease)	Points Change
$66,784	62%	$65,985	61%	$799	1%
Cost of sales includes the cost of producing, supporting, and managing our supply of quality finished products. Cost of sales also included approximately $4.7 million of amortization of technology intangible assets for both the three months ended December 27, 2009 and December 28, 2008. Approximately $0.3 million and $0.4 million of share-based compensation expense was included in cost of sales for the three months ended December 27, 2009 and December 28, 2008, respectively. Gross margin increased during the three months ended December 27, 2009 primarily due to the gain in efficiencies resulting from higher manufacturing volume that was partially offset by a decline in average sales price. Even though gross margin increased in the three months ended December 27, 2009 compared to the three months ended December 28, 2008, we anticipate gross margin will trend downward over time as faster growing, lower gross margin products become a bigger portion of our business.
Engineering and Development. Engineering and development expenses consisted primarily of salaries and related expenses for personnel engaged in the design, development, and technical support of our products. These expenses included third-party fees paid to consultants, prototype development expenses, and computer service costs related to supporting computer tools used in the design process. Expenses for the three months ended December 27, 2009 and December 28, 2008 were as follows (in thousands):

Engineering and Development
Three Months Ended	Percentage of	Three Months Ended	Percentage of	Increase/	Percentage
December 27, 2009	Net Revenues	December 28, 2008	Net Revenues	(Decrease)	Points Change
$31,680	29%	$31,101	28%	$579	1%
Engineering and development expenses for the three months ended December 27, 2009 compared to the three months ended December 28, 2008 increased approximately $0.6 million, or 2%. Approximately $1.2 million and $2.6 million of share-based compensation expense was included in engineering and development costs for the three months ended December 27, 2009 and December 28, 2008, respectively. As a result of organizational changes in fiscal 2009, engineering and development headcount decreased to 450 at December 27, 2009 from 467 at December 28, 2008. The decrease in headcount resulted in a net decrease of approximately $0.6 million in salary and related expenses as compared to the same period in fiscal 2009, offset by an increase in performance based compensation of approximately $1.0 million. Costs associated with new product development increased by approximately $3.2 million compared to the same period in fiscal 2009, partially offset by a decrease in technology spending of approximately $0.8 million, a decrease in depreciation expense of approximately $0.5 million, and a decrease in supplies and equipment expense of approximately $0.3 million.
Selling and Marketing. Selling and marketing expenses consisted primarily of salaries, commissions, and related expenses for personnel engaged in the marketing and sales of our products, as well as trade shows, product literature, promotional support costs, and other advertising related costs. Expenses for the three months ended December 27, 2009 and December 28, 2008 were as follows (in thousands):

Selling and Marketing
Three Months Ended	Percentage of	Three Months Ended	Percentage of	Increase/	Percentage
December 27, 2009	Net Revenues	December 28, 2008	Net Revenues	(Decrease)	Points Change
$15,760	15%	$13,270	12%	$2,490	3%
Selling and marketing expenses for the three months ended December 27, 2009 compared to the three months ended December 28, 2008 increased approximately $2.5 million, or 19%. Approximately $0.9 million and $1.0 million of share-based compensation expense was included in selling and marketing costs for the three months ended December 27, 2009 and December 28, 2008, respectively. Selling and marketing headcount decreased to 121 at December 27, 2009 from 135 at December 28, 2008. The decrease in headcount resulted in a net decrease of approximately $0.7 million in salary and related expenses as compared to the same period in fiscal 2009, offset by an increase in performance based compensation of approximately $2.4 million. The remaining increase in expenses during the three months ended December 27, 2009 was partially due to an increase in outside services of approximately $0.4 million related to new product launches and promotional sponsorships. We will continue to target advertising, market promotions, and heighten brand awareness of our new and existing products in an effort to provide overall revenue growth.

General and Administrative. Ongoing general and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees, and other corporate expenses. Expenses for the three months ended December 27, 2009 and December 28, 2008 were as follows (in thousands):

General and Administrative
Three Months Ended	Percentage of	Three Months Ended	Percentage of	Increase/	Percentage
December 27, 2009	Net Revenues	December 28, 2008	Net Revenues	(Decrease)	Points Change
$11,896	11%	$9,548	9%	$2,348	2%
General and administrative expenses for the three months ended December 27, 2009 compared to the three months ended December 28, 2008 increased approximately $2.3 million, or 25%. Approximately $1.2 million and $1.8 million of share-based compensation expense was included in general and administrative costs for the three months ended December 27, 2009 and December 28, 2008, respectively. General and administrative headcount decreased to 128 at December 27, 2009 from 139 at December 28, 2008. The decrease in headcount resulted in a net decrease of approximately $0.8 million in salary and related expenses, offset by an increase in performance based compensation of approximately $1.0 million. The increase in general and administrative expenses was primarily due to litigation costs of approximately $4.1 million, partially offset by a decrease in outside services of approximately $0.7 million, a decrease in supplies and equipment expenses of approximately $0.3 million, and a decrease in travel and related expenses of approximately $0.2 million.
Amortization of Other Intangible Assets. Amortization of other intangible assets includes the amortization of intangible assets such as patents, customer relationships, tradenames, and covenants not-to-compete with estimable lives. Our amortization of expense for the three months ended December 27, 2009 and December 28, 2008 were as follows (in thousands):

Amortization of Other Intangible Assets
Three Months Ended	Percentage of	Three Months Ended	Percentage of	Increase/	Percentage
December 27, 2009	Net Revenues	December 28, 2008	Net Revenues	(Decrease)	Points Change
$1,698	2%	$1,851	2%	$(153)	—
Amortization of other intangible assets for the three months ended December 27, 2009 compared to the three months ended December 28, 2008 decreased approximately $0.2 million, or 8%. The decrease was due primarily to a lower unamortized balance of intangibles at the beginning of the current fiscal quarter.
Nonoperating (Expense) Income, net. Nonoperating (expense) income, net consisted primarily of interest income, interest expense and other non-operating income and expense items. Our nonoperating (expense) income, net for the three months ended December 27, 2009 and December 28, 2008 were as follows (in thousands):

Nonoperating (Expense) Income, net
Three Months Ended	Percentage of	Three Months Ended	Percentage of	Increase/	Percentage
December 27, 2009	Net Revenues	December 28, 2008	Net Revenues	(Decrease)	Points Change
$(41)	—	$1,063	1%	$(1,104)	(1)%
Our nonoperating (expense) income, net, for the three months ended December 27, 2009 compared to the three months ended December 28, 2008 decreased approximately $1.1 million, or 104%. Included in nonoperating (expense) income is a foreign currency loss of approximately $0.1 million, partially offset by interest income. The net decrease was primarily due to a lower balance of investments combined with lower interest rates on investments.

Income Taxes. Income taxes for the three months ended December 27, 2009 and December 28, 2008 were as follows (in thousands):

Income Taxes
Three Months Ended	Percentage of	Three Months Ended	Percentage of	Increase/	Percentage
December 27, 2009	Net Revenues	December 28, 2008	Net Revenues	(Decrease)	Points Change
$(3,233)	(3)%	$761	1%	$(3,994)	(4)%
Income taxes for the three months ended December 27, 2009 compared to the three months ended December 28, 2008 decreased approximately $4.0 million, or 525%. Our effective tax benefit rate was approximately 57% for the three months ended December 27, 2009 compared to an effective tax rate of approximately 7% for the three months ended December 28, 2008. The decrease in taxes was due primarily to a decrease of approximately $8.0 million related to global initiatives and a decrease of approximately $1.9 million related to share-based compensation, partially offset by an increase in taxes of approximately $5.9 million related to lower Federal research credits. Tax benefits from Federal research credits were higher during the three months ended December 28, 2008 due to a retroactive extension of the Federal research credit in October 2008 as part of the Emergency Economic Stabilization Act of 2008.
Six months ended December 27, 2009, compared to six months ended December 28, 2008
Net Revenues. Net revenues for the six months ended December 27, 2009, decreased by approximately $26.5 million, or 12%, to approximately $193.8 million compared to approximately $220.4 million for the six months ended December 28, 2008. We believe the decrease in net revenues was due primarily to a downturn in information technology spending resulting from the recent global economic downturn and related economic uncertainty for our customers and the storage networking market as a whole.
Net Revenues by Product Line
The following chart details our net revenues by product line for the six months ended December 27, 2009 and December 28, 2008:

	Net Revenues by Product Line
	Six Months		Six Months
	Ended	Percentage	Ended	Percentage
	December 27,	of Net	December 28,	of Net	Increase/	Percentage
(in thousands)	2009	Revenues	2008	Revenues	(Decreas)	Change
Host Server Products	$146,068	75%	$162,266	74%	$(16,198)	(10)%
Embedded Storage Products	47,558	25%	57,818	26%	(10,260)	(18)%
Other	191	—	273	—	(82)	(30)%

Total net revenues	$193,817	100%	$220,357	100%	$(26,540)	(12)%

For the six months ended December 27, 2009, our Fibre Channel based products still accounted for the vast majority of our HSP revenues. The decrease in our HSP net revenue for the six months ended December 27, 2009 compared to the six months ended December 28, 2008 was mainly due to a decrease in average selling price of approximately 11% partially offset by an increase in units shipped of approximately 1%.
The decrease in our ESP net revenue for the six months ended December 27, 2009 compared to the six months ended December 28, 2008 was primarily due to a decrease in units shipped of approximately 10% combined with a decrease in average selling price of approximately 9%.

Net Revenues by Major Customers
Customers whose direct net revenues, or total direct and indirect net revenues (including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties), exceeded 10% of our net revenues were as follows:

	Net Revenues by Major Customers
	Direct Revenues		Total Direct and Indirect Revenues (2)
	Six Months	Six Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 27,	December 28,	December 27,	December 28,
	2009	2008	2009	2008
Net revenue percentage (1):
OEM:
EMC	—	—	11%	14%
Hewlett-Packard	14%	17%	15%	17%
IBM	23%	22%	33%	30%

(1)	Amounts less than 10% are not presented.

(2)
Customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.

Direct sales to our top five customers accounted for approximately 59% of total net revenues for the six months ended December 27, 2009, compared to approximately 62% for the six months ended December 28, 2008. Direct and indirect sales to our top five customers accounted for approximately 73% of total net revenues for both the six months ended December 27, 2009 and December 28, 2008. Our net revenues from customers can be significantly impacted by changes to our customers’ business and their business models.
Net Revenues by Sales Channel
Net revenues by sales channel were as follows:

	Net Revenues by Sales Channel
	Six Months		Six Months
	Ended	Percentage	Ended	Percentage
	December 27,	of Net	December 28,	of Net	Increase/	Percentage
(in thousands)	2009	Revenues	2008	Revenues	(Decrease)	Change
OEM	$163,481	84%	$174,921	79%	$(11,440)	(7)%
Distribution	30,203	16%	45,291	21%	(15,088)	(33)%
Other	133	—	145	—	(12)	(8)%

Total net revenues	$193,817	100%	$220,357	100%	$(26,540)	(12)%

The increase in OEM net revenues as a percentage of total net revenues was mainly due to our customers migrating from purchasing our products through the distribution channel toward purchasing our products through OEM server manufacturers.
Net Revenues by Geographic Territory
Our net revenues by geographic territory based on billed-to location were as follows:

	Net Revenues by Geographic Territory
	Six Months		Six Months
	Ended	Percentage	Ended	Percentage
	December 27,	of Net	December 28,	of Net	Increase/	Percentage
(in thousands)	2009	Revenues	2008	Revenues	(Decrease)	Change
United States	$60,090	31%	$81,298	37%	$(21,208)	(26)%
Asia Pacific	69,338	36%	60,558	27%	8,780	14%
Europe, Middle East, Africa and rest of the world	64,389	33%	78,501	36%	(14,112)	(18)%

Total net revenues	$193,817	100%	$220,357	100%	$(26,540)	(12)%

We believe the decrease in United States net revenues and increase in Asia Pacific net revenues as percentages of total net revenues for the six months ended December 27, 2009 compared to the six months ended December 28, 2008 was primarily due to our OEM customers migrating towards using contract manufacturers located internationally, predominantly in Asia Pacific. The overall decrease in net revenues was due to the global economic slowdown that has resulted in decreased spending in general and in the technology sector specifically. However, as we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.
Gross Profit. Gross profit consists of net revenues less cost of sales. Our gross profit for the six months ended December 27, 2009 and December 28, 2008 were as follows (in thousands):

Gross Profit
Six Months Ended	Percentage of	Six Months Ended	Percentage of	Increase/	Percentage
December 27, 2009	Net Revenues	December 28, 2008	Net Revenues	(Decrease)	Points Change
$118,890	61%	$135,937	62%	$(17,047)	(1)%
Cost of sales includes the cost of producing, supporting, and managing our supply of quality finished products. Cost of sales also included approximately $9.5 million of amortization of technology intangible assets for both the six months ended December 27, 2009 and December 28, 2008. Approximately $0.7 million of share-based compensation expense was included in cost of sales for both the six months ended December 27, 2009 and December 28, 2008. Gross margin decreased during the six months ended December 27, 2009 primarily due to the loss of efficiencies resulting from lower manufacturing volume combined with a decline in average sales prices. We anticipate gross margin will trend downward over time as faster growing, lower gross margin products become a bigger portion of our business.
Engineering and Development. Engineering and development expenses consisted primarily of salaries and related expenses for personnel engaged in the design, development, and technical support of our products. These expenses included third-party fees paid to consultants, prototype development expenses, and computer service costs related to supporting computer tools used in the design process. Expenses for the six months ended December 27, 2009 and December 28, 2008 were as follows (in thousands):

Engineering and Development
Six Months Ended	Percentage of	Six Months Ended	Percentage of	Increase/	Percentage
December 27, 2009	Net Revenues	December 28, 2008	Net Revenues	(Decrease)	Points Change
$63,079	33%	$65,884	30%	$(2,805)	3%
Engineering and development expenses for the six months ended December 27, 2009 compared to the six months ended December 28, 2008 decreased approximately $2.8 million, or 4%. Approximately $3.7 million and $5.8 million of share-based compensation expense was included in engineering and development costs for the six months ended December 27, 2009 and December 28, 2008, respectively. As a result of organizational changes in fiscal 2009, engineering and development headcount decreased to 450 at December 27, 2009 from 467 at December 28, 2008. The decrease in headcount resulted in a net decrease of approximately $3.7 million in salary and related expenses as compared to the same period in fiscal 2009, partially offset by an increase in performance based compensation of approximately $1.0 million. Costs associated with new product development increased by approximately $4.6 million compared to the same period in the fiscal 2009, partially offset by a decrease in technology spending of approximately $1.2 million, a decrease depreciation expense of approximately $0.6 million, and a decrease in supplies and equipment of approximately $0.7 million. The increase in engineering and development expenses as a percentage of revenues was primarily due to the relatively fixed amount of such expenses being spread over a lower net revenue base.

Selling and Marketing. Selling and marketing expenses consisted primarily of salaries, commissions, and related expenses for personnel engaged in the marketing and sales of our products, as well as trade shows, product literature, promotional support costs, and other advertising related costs. Expenses for the six months ended December 27, 2009 and December 28, 2008 were as follows (in thousands):

Selling and Marketing
Six Months Ended	Percentage of	Six Months Ended	Percentage of	Increase/	Percentage
December 27, 2009	Net Revenues	December 28, 2008	Net Revenues	(Decrease)	Points Change
$28,672	15%	$27,786	13%	$886	2%
Selling and marketing expenses for the six months ended December 27, 2009 compared to the six months ended December 28, 2008 increased approximately $0.9 million, or 3%. Approximately $1.4 million and $2.0 million of share-based compensation expense was included in selling and marketing costs for the six months ended December 27, 2009 and December 28, 2008, respectively. Selling and marketing headcount decreased to 121 at December 27, 2009 from 135 at December 28, 2008. The decrease in headcount resulted in a net decrease of approximately $1.5 million in salary and related expenses as compared to the same period in fiscal 2009, offset by an increase in performance based compensation of approximately $2.9 million. We will continue to target advertising, market promotions, and heighten brand awareness of our new and existing products in an effort to provide overall revenue growth. The increase in selling and marketing expenses as a percentage of revenues was primarily due to the relatively fixed amount of such expenses being spread over a lower net revenue base.
General and Administrative. Ongoing general and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees, and other corporate expenses. Expenses for the six months ended December 27, 2009 and December 28, 2008 were as follows (in thousands):

General and Administrative
Six Months Ended	Percentage of	Six Months Ended	Percentage of	Increase/	Percentage
December 27, 2009	Net Revenues	December 28, 2008	Net Revenues	(Decrease)	Points Change
$24,175	12%	$18,964	8%	$5,211	4%
General and administrative expenses for the six months ended December 27, 2009 compared to the six months ended December 28, 2008 increased approximately $5.2 million, or 27%. Approximately $2.8 million and $4.1 million of share-based compensation expense was included in general and administrative costs for the six months ended December 27, 2009 and December 28, 2008, respectively. General and administrative headcount decreased to 128 at December 27, 2009 from 139 at December 28, 2008. The decrease in headcount resulted in a net decrease of approximately $0.7 million in salary and related expenses, offset by an increase in performance based compensation of approximately $1.4 million. The increase in general and administrative expenses was primarily due to litigation costs of approximately $6.7 million, partially offset by a decrease in outside services of approximately $1.4 million. The increase in general and administrative expenses as a percentage of revenues was primarily due to the relatively small increase in expenses being spread over a lower net revenue base.
Amortization of Other Intangible Assets. Amortization of other intangible assets includes the amortization of intangible assets such as patents, customer relationships, tradenames, and covenants not-to-compete with estimable lives. Our amortization of expense for the six months ended December 27, 2009 and December 28, 2008 were as follows (in thousands):

Amortization of Other Intangible Assets
Six Months Ended	Percentage of	Six Months Ended	Percentage of	Increase/	Percentage
December 27, 2009	Net Revenues	December 28, 2008	Net Revenues	(Decrease)	Points Change
$3,396	2%	$3,938	2%	$(542)	—
Amortization of other intangible assets for the six months ended December 27, 2009 compared to the six months ended December 28, 2008 decreased approximately $0.5 million, or 14%. The decrease was due primarily to a lower unamortized balance of intangibles at the beginning of the current fiscal period.
Nonoperating Income, net. Nonoperating income, net consisted primarily of interest income, interest expense and other non-operating income and expense items. Our nonoperating income, net for the six months ended December 27, 2009 and December 28, 2009 were as follows (in thousands):

Nonoperating Income, net
Six Months Ended	Percentage of	Six Months Ended	Percentage of	Increase/	Percentage
December 27, 2009	Net Revenues	December 28, 2008	Net Revenues	(Decrease)	Points Change
$306	—	$3,234	1%	$(2,928)	(1)%

Our nonoperating income, net, for the six months ended December 27, 2009 compared to the six months ended December 28, 2008 decreased approximately $2.9 million, or 91%. The net decrease was primarily due to a lower balance of investments combined with lower interest rates on investments.
Income Taxes. Income taxes for the six months ended December 27, 2009 and December 28, 2008 were as follows (in thousands):

Income Taxes
Six Months Ended	Percentage of	Six Months Ended	Percentage of	Increase/	Percentage
December 27, 2009	Net Revenues	December 28, 2008	Net Revenues	(Decrease)	Points Change
$(12,906)	(7)%	$4,581	2%	$(17,487)	(9)%
Income taxes for the six months ended December 27, 2009 compared to the six months ended December 28, 2008 decreased approximately $17.5 million, or 382%. Our effective tax benefit rate was approximately 10,243% for the six months ended December 27, 2009 compared to an effective tax rate of approximately 20% for the six months ended December 28, 2008. The decrease in taxes was due primarily to a decrease of approximately $16.5 million related to global initiatives, a tax benefit of approximately $4.0 million related to the option exchange program, and a decrease of approximately $2.1 million related to share-based compensation, partially offset by an increase in taxes of approximately $5.3 million related to lower Federal research credits. Tax benefits from Federal research credits were higher during the six months ended December 28, 2008 due to a retroactive extension of the Federal research credit in October 2008 as part of the Emergency Economic Stabilization Act of 2008.
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
Intangible Assets and Other Long-Lived Assets. Intangible assets resulting from acquisitions are carried at cost less accumulated amortization and impairment charges, if any. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets, ranging from five to seven years. Furthermore, we assess whether our long-lived assets including intangible assets and equity investment in a privately-held company recorded under the cost method, should be tested for recoverability periodically and whenever events or circumstances indicate that their carrying value may not be recoverable. The amount of impairment, if any, is measured based on fair value, which is determined using projected discounted future operating cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.
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
Goodwill. Goodwill is not amortized, but instead is tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets might be impaired. Management considers our business as a whole to be its reporting unit for purposes of testing for impairment. This impairment test is performed annually during the fiscal fourth quarter. As of December 27, 2009, the fair value of the reporting unit substantially exceeded its carrying value.
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
Liquidity and Capital Resources
At December 27, 2009, we had approximately $334.2 million in working capital and approximately $268.8 million in cash and cash equivalents and current investments. At June 28, 2009, we had approximately $354.3 million in working capital and approximately $302.4 million in cash and cash equivalents and current investments. We invest in instruments that meet credit quality standards in accordance with our investment guidelines. We limit our exposure to any one issuer or type of investment with the exception of U.S. Government issued or U.S. Government sponsored entity securities. Our other investments consisted of term deposits and fixed income securities as of December 27, 2009 and we did not hold any auction rate securities or direct investments in mortgage-backed securities. We have primarily funded our cash needs from continuing operations. As part of our global initiatives, we currently plan to continue our strategic investment in research and development, sales and marketing, capital equipment, and facilities. We may also consider internal and external investment opportunities in order to achieve our growth and market leadership goals, including business acquisitions, licensing and joint-development agreements with our suppliers and other third parties.
In early August 2008, our Board of Directors authorized a plan to repurchase up to $100.0 million of our outstanding common stock. In April 2009, upon receipt of an unsolicited takeover proposal and related tender offer of Broadcom Corporation to acquire us, our Board of Directors elected to temporarily suspend any activity under the share repurchase plan. In light of Broadcom’s announcement of its decision to allow its tender offer to expire on July 14, 2009, Emulex’s Board of Directors elected to reactivate the $100.0 million share repurchase plan effective July 15, 2009. Through December 27, 2009, the Company has repurchased 2.0 million shares of its common stock for an aggregate purchase price of approximately $18.2 million or an average of $9.12 per share under this plan. Our Board of Directors has not set an expiration date for the plan.

We believe that our existing cash and cash equivalents, current investments, and anticipated cash flows from operating activities will be sufficient to support our working capital needs and capital expenditure requirements for at least the next 12 months. We currently do not have any outstanding lines of credit or other borrowings.
Cash provided by operating activities during the six months ended December 27, 2009 was approximately $19.8 million compared to cash used in operating activities of approximately $10.7 million during the six months ended December 28, 2008. The current period cash provided by operating activities was primarily due to net income of approximately $12.8 million before adjustments of amortization of intangible assets of approximately $12.8 million, depreciation and amortization of approximately $10.6 million, and share-based compensation expense of approximately $8.6 million, partially offset by an increase in accounts and other receivables of approximately $16.7 million.
Cash used in investing activities during the six months ended December 27, 2009 was approximately $42.4 million compared to cash provided by investing activities of approximately $63.3 million during the six months ended December 28, 2008. The current period usage of cash was primarily due to a payment of approximately $20.0 million pursuant to a patent licensing arrangement with a third party and a $10.0 million loan to a privately-held company. See Notes 5 and 6 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q. We anticipate higher capital expenditures in the future as we continue to implement our global initiatives and grow our company.
Cash used in financing activities for the six months ended December 27, 2009 was approximately $18.8 million compared to approximately $38.3 million for the six months ended December 28, 2008. The current period usage of cash was primarily due to the purchase of treasury stock of approximately $18.2 million compared to approximately $39.9 million in the same period in the prior year.
We have disclosed outstanding legal proceedings in Note 8 to our condensed consolidated financial statements. Although we cannot be certain of the outcome of any litigation, we currently believe the final resolution of outstanding litigation will not have a material adverse effect on the Company’s liquidity or capital resources.
The following summarizes our contractual obligations as of December 27, 2009, and the effect such obligations are expected to have on our liquidity in future periods:

	Payments Due by Period
	(in thousands)
		Remaining
	Total	2010	2011	2012	2013	2014	Thereafter
Leases (1)	$14,492	$3,080	$5,857	$3,907	$1,648	$—	$—
Purchase commitments	38,102	37,938	164	—	—	—	—
Other commitments (2)	18,095	7,851	10,239	4	1	—	—

Total	$70,689	$48,869	$16,260	$3,911	$1,649	$—	$—

(1)	Lease payments include common area maintenance (CAM) charges.

(2)
Consists primarily of commitments for professional fees of approximately $8.8 million, joint-development agreements of approximately $3.5 million, and non-recurring engineering services of approximately $3.0 million, but excludes approximately $32.5 million of unrecognized tax benefits under FIN 48 for which we cannot make a reasonably reliable estimate of the period of payment.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our cash and cash equivalents are not subject to significant interest rate risk due to their short terms to maturity.  Cash equivalents include money market funds that invest in U.S. government securities and U.S. government sponsored entity securities. As of December 27, 2009, the carrying value of our cash and cash equivalents approximated fair value.
As of December 27, 2009, our investment portfolio of approximately $16.1 million consists primarily of term deposits and fixed income securities. We have the positive intent and ability to hold these investments to maturity.  We did not hold any auction rate securities or direct investments in mortgage-backed securities as of December 27, 2009.   The fair market value of our investment portfolio is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of December 27, 2009, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows.
Foreign Currency Exchange Risk.
Our revenue and spending is transacted primarily in U.S. dollars; however, starting in fiscal 2009 we increased our transactions in other currencies to fund our global initiatives. As of December 27, 2009 and December 28, 2008, a 10% change in the value of the related currencies would not have a material impact on our results of operations and financial position.
Changes in exchange rates can also affect the volume of sales and the relative costs of operations based overseas.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended December 27, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Litigation
On November 15, 2001, prior to the Company’s acquisition of Vixel Corporation, a securities class action was filed in the United States District Court in the Southern District of New York as Case No. 01 CIV. 10053 (SAS), Master File No. 21 MC92 (SAS) against Vixel and two of its officers and directors (one of which is James M. McCluney, the Company’s current Chief Executive Officer and President) and certain underwriters who participated in the Vixel initial public offering in late 1999. The amended complaint alleges violations under Section 10(b) of the Exchange Act and Section 11 of the Securities Act and seeks unspecified damages on behalf of persons who purchased Vixel stock during the period October 1, 1999 through December 6, 2000. In October 2002, the parties agreed to toll the statute of limitations with respect to Vixel’s officers and directors until September 30, 2003, and on the basis of this agreement, Vixel’s officers and directors were dismissed from the lawsuit without prejudice. During June 2003, Vixel and the other issuer defendants in the action reached a tentative settlement with the plaintiffs that would, among other things, result in the dismissal with prejudice of all claims against the defendants and their officers and directors. In connection with the possible settlement, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements so that they would not expire prior to any settlement being finalized. Although Vixel approved this settlement proposal in principle, it remained subject to a number of procedural conditions, as well as formal approval by the court. On August 31, 2005, a Preliminary Order In Connection With Settlement Proceedings was issued by the court which among other items, set a date for a Settlement Fairness Hearing held on April 24, 2006, and the form of notice to the Settlement Classes of the Issuers’ Settlement Stipulation. In December 2005, the settlement notices authorized by the court were sent to former Vixel stockholders and the web site www.iposecuritieslitigation.com was created for claimants, as well as a March 24, 2006 objection deadline. At the Settlement Fairness Hearing held on April 24, 2006, the court raised the following primary issues: (1) the (possible) change in value of the settlement since preliminary approval, and whether the benefits of the settlement should be evaluated at the time of approval or at the time of negotiation; (2) how the class certification argument before the Second Circuit Court of Appeals could or would affect the fairness of the settlement; (3) how to evaluate the intangible benefits of the settlement to the class members; and (4) how to value the $1 billion guarantee (for the consolidated litigation involving Vixel and 297 other Issuers) by insurers in the stipulation and agreement of settlement in light of the underwriters’ potential future settlements. The Court did not rule on April 24, 2006 on the motion for final approval or objections. On June 6, 2006, the Second Circuit Court of Appeals held oral arguments on the appeal by the underwriters of Judge Scheindlin’s class certification decision. On or about July 17, 2006, Emulex assigned to the class action plaintiffs any IPO claims that Emulex (Vixel) had against RBC Dain Rauscher in the IPO litigation, as required by the settlement agreement. On December 5, 2006, the Second Circuit Court of Appeals issued a decision reversing Judge Scheindlin’s class certification decision. On December 14, 2006, Judge Scheindlin issued an order to stay all proceedings pending a decision from the Second Circuit on whether it will hear further argument. On about January 6, 2007, Emulex assigned to the class action plaintiffs any IPO claims that Emulex (Vixel) had against The Bear Stearns Companies Inc. and Bear Stearns & Co. Inc. in the IPO litigation, as required by the settlement agreement. On April 6, 2007, the Second Circuit denied the plaintiffs’ petition for rehearing of the decision denying class certification. During April 2007, counsel for Emulex and other Issuers informed Judge Scheindlin that, in light of the Second Circuit opinion, the settlement agreement could not be approved because the defined settlement class, like the litigation class, did not meet the Second Circuit requirements for certification. Judge Scheindlin held a conference on May 30, 2007 to consider issues relating to the class definitions, the statute of limitations, settlement, and discovery. On June 25, 2007, Judge Scheindlin signed a Stipulation and Order submitted by the parties which terminated the June 10, 2004 Stipulation and Agreement of Settlement with Defendant Issuers and Individuals. On June 26, 2007, a document production request from the plaintiffs to all 298 issuers (including Vixel) was received, covering documents from each issuer’s inception through December 31, 2001. In September 2007, due to the expiration of the tolling agreements, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements until August 27, 2010. On November 15, 2007, the issuers and their respective insurers entered into an Insurers-Insureds Agreement (replacing an earlier agreement), which provides for the insurers to pay for certain defense costs under applicable issuer insurance policies. On December 21, 2007, issuer defendants filed an opposition to plaintiffs’ motion for class certification of certain focus cases. On March 26, 2008, defendants’ motion to dismiss was denied except to certain claims by plaintiffs who did not suffer damages or whose claims were time barred. On Oct. 10, 2008, Judge Scheindlin signed an order granting the plaintiffs’ request to withdraw the class certification motion in the six focus cases (Emulex/Vixel is not in a focus case). On April 1, 2009, the parties signed a Stipulation and Agreement of Settlement (the 2009 Settlement) which the District Court subsequently approved on October 6, 2009. The 2009 Settlement provides for a settlement amount of $586 million, and Emulex has no obligation to pay any part of that amount. On October 23, 2009, Lester Baum, Mike Hart, and Sue Shadley filed a petition for permission to appeal the class certification order.
On January 27, 2009, a patent infringement lawsuit was filed in the United States District Court in the Central District of California as Case No. CV09-00605 R (JWJx) against Emulex by Microprocessor Enhancement Corporation and Michael H. Branigin. The complaint alleges infringement of U.S. Patent No. 5,471,593, and seeks a judgment for damages, injunctive relief, and an award of attorneys’ fees and costs. On March 25, 2009, Emulex filed an answer to the complaint denying allegations and asserting affirmative defenses. On Oct. 13, 2009, the Company filed documents opposing a summary judgment motion by the Plaintiffs. A hearing of the summary judgment motion was held on Nov. 16, 2009, and the motion was taken under submission.

On April 27, 2009, Reid Middleton filed a lawsuit in the Court of Chancery of the State of Delaware on behalf of himself and all other similarly situated stockholders of the Company and derivatively on behalf of the Company. The original complaint named the members of the Board as defendants and the Company as a nominal defendant. The complaint asserted a claim for breach of fiduciary duty on behalf of a putative class of holders of shares of the Company’s common stock (the Shares) and a derivative claim for devaluation of the Company stemming from the Company’s January 2009 amendments to its Bylaws, adoption of a new stockholder rights plan to replace its expiring rights plan, and amendments to its Key Employee Retention Agreements, and actions in response to Broadcom’s announcement of its unsolicited April 21, 2009 takeover proposal to acquire the Company. The original complaint sought declaratory and injunctive relief, compensatory damages, interest and costs, including attorneys’ and expert fees.
On May 6, 2009, Jim Robbins filed a lawsuit in the Superior Court of the State of California, County of Orange, on behalf of himself and all other similarly situated stockholders of the Company (the California Litigation). The complaint names the members of the Board and the Company as defendants. The complaint asserts a claim for breach of fiduciary duty on behalf of a putative class of holders of Shares relating to the Company’s January 2009 amendments to its Bylaws, adoption of a new stockholder rights plan to replace its expiring rights plan, and amendments to its Key Employee Retention Agreements, and actions in response to Broadcom’s announcement of its proposal to acquire the Company. The complaint seeks declaratory and injunctive relief, a constructive trust upon any benefits improperly received as a result of the alleged wrongful conduct and breach of any duty owed to the holders of Shares, and costs, including attorneys’ and expert fees. This lawsuit was dismissed without prejudice on December 15, 2009.
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
On May 11, 2009, the Court of Chancery of the State of Delaware granted plaintiff Reid Middleton’s motion to expedite proceedings and set a trial date in the three foregoing Delaware lawsuits beginning on July 8, 2009. On July 6, 2009, the Court of Chancery continued the July 8, 2009 trial date indefinitely. On December 3, 2009, the plaintiff’s attorneys filed an application for an award of attorney’s fees and expenses. The Court rejected the plaintiff’s request for attorneys’ fees on December 18, 2009.
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
On September 14, 2009, Broadcom Corporation filed a patent infringement lawsuit against the Company in the United States District Court, in the Central District of California. The suit alleges that the Company is infringing 10 Broadcom patents covering certain data and storage networking technologies. The complaint seeks declaratory and injunctive relief, monetary damages, and interest and costs, including attorneys’ and expert fees. On November 4, 2009, the Company filed its answer and affirmative defenses to the patent infringement complaint alleging that it believes that the Broadcom patents at issue are invalid or not infringed, or both. In addition, the Company asserted counterclaims for declaratory judgment of invalidity and non-infringement against each of the Broadcom patents at issue, and seeks award of attorneys’ fees, costs, and expenses. On January 11, 2010, the Court set a trial date of September 20, 2011.
On November 9, 2009, the Company filed a lawsuit against Broadcom Corporation alleging that Broadcom has acted in an anticompetitive manner in violation of federal antitrust laws, as well as made defamatory statements and engaged in acts of unfair competition. The complaint seeks actual and punitive damages, attorneys’ fees and costs, and injunctive relief against Broadcom. On January 4, 2010, the Company filed an amended complaint. The amended complaint alleges that Broadcom has acted in an anticompetitive manner in violation of federal antitrust laws and made defamatory statements. The amended complaint seeks actual and punitive damages, attorneys’ fees and costs, and injunctive relief. Broadcom’s response to the amended complaint is due to be filed on February 4, 2010.
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
The size of our potential market is largely dependent on the overall demand for storage in general and in particular upon the broadening acceptance of our storage networking technologies. We believe that our investment in multi protocol solutions that address the high performance needs of the storage networking market provides the greatest opportunity for our revenue growth and profitability for the future. However, the market for storage networking products may not gain broader acceptance and customers may choose alternative technologies that we are not investing in, and/or products supplied by other companies. Interest continues for other storage networking technologies such as Internet Small Computer Systems Interface (iSCSI), which may satisfy some Input/Output (I/O) connectivity requirements through standard Ethernet adapters and software at little to no incremental cost to end users. These software only iSCSI solutions compete with our Host Server Products, particularly in the low end of the market. We have also launched Converged Network Adapters (CNAs) using Fibre Channel over Ethernet (FCoE) or iSCSI protocols which may be used by the same customers impacting our Fibre Channel HBAs and mezzanine card revenues more than we anticipate. In addition, other technologies such as port bypass circuits (PBCs) and serial attached SCSI (SAS) compete with our embedded storage products today, and we may not be able to develop products fast enough or at a sufficiently low cost to compete in this market. Furthermore, since our products are sold as parts of integrated systems, demand for our products is driven by the demand for these integrated systems, including other companies’ complementary products. A lack of demand for the integrated systems or a lack of complementary products required for these integrated systems to be deployed could have a material adverse effect on our business, results of operations, and financial condition. If the storage networking market does not grow, grows more slowly than we anticipate, declines, attracts more competitors than we expect, as discussed below, or if our products do not achieve continued market acceptance, our business, results of operations, and financial condition could be materially adversely affected.
Because a significant portion of our revenues is generated from sales to a limited number of customers, none of which are subject to exclusive or long-term contracts, the loss of one or more of these customers, or our customers’ failure to make timely payments to us, could adversely affect our business.
We rely almost exclusively on OEMs and sales through distribution channels for our revenue. For both the three and six months ended December 27, 2009, we derived approximately 84% of our net revenues from sales to OEM customers and approximately 16% from sales through distribution. Furthermore, as some of our sales through distribution channels consist of OEM products, OEM customers effectively generated approximately 92% of our revenue for both the three and six months ended December 27, 2009, respectively. Moreover, direct sales to our top five customers accounted for approximately 58% and 59% for the three and six months ended December 27, 2009, respectively. We may be unable to retain our current OEM and distributor customers or to recruit additional or replacement customers.

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

•	Inability of our electronics manufacturing service providers or suppliers to produce and distribute our products in a timely fashion;

•	Difficulties with updates, changes or additions to our information technology systems;

•	Breaches of our network security, including viruses;

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

•	Seasonality.

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
The markets for our products are characterized by rapidly changing technology, evolving industry standards, and the frequent introduction of new products and enhancements. Our future success depends in large part on our ability to enhance our existing products and to introduce new products on a timely basis to meet changes in customer preferences and evolving industry standards. Currently, new and proposed technologies such as eight and 16 Gb/s Fibre Channel solutions; FCoE; Enhanced Ethernet; 10 Gb/s Ethernet solutions; low latency Ethernet solutions; Data Center Ethernet; Infiniband; iSCSI; PCI-X 2.0; PCI Express Gen one, two, and three; PCI Express Advanced Switching; SATA; SAS; and Remote Direct Memory Access (RDMA); are in development by many companies and their ultimate acceptance and deployment in the market is uncertain. We are developing some, but not all of these technologies, and we cannot be sure that the technologies we chose to develop will achieve market acceptance, or that technologies that we chose not to develop will be available to purchase or license from third parties or will be immaterial to our business. Furthermore, if our products are not available in time for the qualification cycle at an OEM, we may be forced to wait for the next qualification cycle which is typically three years if at all. In addition, new products and enhancements developed by us may not be backwards compatible to existing equipment already installed in the market. If we are unable, for technological or other reasons, to develop new products, enhance or sell existing products, or consume raw materials in a timely and cost effective manner in response to technological and market changes, our business, results of operations, and financial condition may be materially adversely affected.
We have experienced losses in our history and may experience losses in our future that may adversely affect our financial condition.
We have experienced losses in our history, which may be caused by a downturn in the economy or an impairment of long-lived assets and/or goodwill. We may experience losses in the future due to an impairment of our long-lived assets, goodwill, and/or equity investments recorded under the cost method. To the extent that we are unable to generate positive operating profits or positive cash flow from operations, our financial condition may be materially adversely affected.
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
In the past, we have experienced downward pressure on the average unit selling prices of our products, and we expect this trend to continue. Furthermore, we may provide pricing discounts to customers based upon volume purchase criteria, and achievement of such discounts may reduce our average unit selling prices. To the extent that growth in unit demand fails to offset decreases in average unit selling prices, our revenues and financial performance could be materially adversely affected. Although we have historically achieved offsetting cost reductions, to the extent that average unit selling prices of our products decrease without a corresponding decrease in the costs of such products, our gross margins and financial performance could be materially adversely affected. Our gross margins could also be adversely affected by a shift in the mix of product sales to lower gross margin products. Furthermore, as our products are manufactured internationally, cost reductions would be more difficult to achieve if the value of the U.S. dollar continues to deteriorate. Moreover, if the manufactured cost of our products were to increase due to inflation or other factors and we cannot pass along the increase in our costs to our customers, our gross margins and financial performance could be materially adversely affected.

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
We have engaged in joint development projects with customers, companies we have investments in, and third parties in the past and we expect to continue doing so in the future. Currently, we have investments in, receivables from, and commitments to various third parties related to these joint development efforts. Joint development can magnify several risks for us, including the loss of control over development of aspects of the jointly developed products and over the timing of product availability. Accordingly, we face increased risk that joint development activities will result in products that are not commercially successful or that are not available in a timely fashion. Any failure to timely develop commercially successful products through our joint development activities could have a material adverse effect on our business, results of operations, and financial condition.
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
Moreover, any unsolicited takeover proposal may create uncertainty for our employees and this uncertainty may adversely affect our ability to retain key employees and to hire new talent. Any such takeover proposal may also create uncertainty for our customers, suppliers and other business partners, which may cause them to terminate, or not to renew or enter into, arrangements with us. The uncertainty arising from unsolicited takeover proposals and any related costly litigation may disrupt our business, which could result in an adverse effect on our operating results. Management and employee distraction related to any such takeover proposal also may adversely impact our ability to optimally conduct our business and pursue our strategic objectives.

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
Broadcom recently filed a patent infringement suit against us alleging that we are infringing on 10 Broadcom patents covering certain data and storage networking technologies. Ongoing lawsuits, such as the action brought by Broadcom present inherent risks, any of which could have a material adverse effect on our business, financial condition, or results of operations. Such potential risks include continuing expenses of litigation, risk of loss of patent rights, risk of injunction against the sale of products incorporating the technology in question, counterclaims, attorneys’ fees, and diversion of management’s attention from other business matters. See “Legal Proceedings” in Item 1, Part I of this Form 10-Q.

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
For the three and six months ended December 27, 2009, sales in the United States accounted for approximately 31% of our total net revenues, sales in Asia Pacific accounted for approximately 37% and 36% of our total net revenues, respectively, and sales in Europe, Middle East, Africa, and the rest of the world accounted for approximately 32% and 33% of our total net revenues, respectively based on billed-to address. We expect that our sales will be similarly distributed for the foreseeable future. However, because we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our sales may not be reflective of the geographic mix of end-user demand or installations. All of our sales are currently denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. In addition, an increasing amount of our expenses will be incurred in currencies other than U.S. dollars and as a result, we will be required from time to time to convert currencies to meet our obligations. Additionally, our suppliers are increasingly located outside the U.S., and a significant portion of our products is produced at our EMS providers’ production facilities in Thailand and Malaysia. Furthermore, in connection with the reorganization of our international subsidiaries, we established a company in Ireland, and a significant portion of our sales and operations will now also occur in countries outside of the U.S. As a result, we are subject to the risks inherent in international operations. Our international business activities could be affected, limited or disrupted by a variety of factors, including, but not limited to:
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
The stock market in general and the stock prices in technology based companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. For example, during calendar year 2009, the closing sales price of our common stock ranged from a low of $4.53 per share to a high of $12.28 per share. Factors that could have a significant impact on the market price of our stock include, but are not limited to, the following:
•	Quarterly variations in customer demand and operating results;

•	Announcements of new products by us or our competitors;

•	The gain or loss of significant customers or design wins;

•	Changes in analysts’ earnings estimates;

•	Changes in analyst recommendations, price targets, or other parameters that may not be related to earnings estimates;

•	Rumors or dissemination of false information;

•	Pricing pressures;

•	Short selling of our common stock;

•	General conditions in the computer, storage, or communications markets;

•	Events affecting other companies that investors deem to be comparable to us; and

•	Offers to buy us or a competitor for a premium over recent trading price.
In addition, Broadcom’s initiation and subsequent abandonment of its unsolicited takeover proposal to acquire all of the shares of our common stock has resulted in volatility in the price of our common stock. Any other takeover proposal by any third party to acquire the outstanding shares of our common stock may result in further volatility in the price of our common stock. If a takeover does not occur following announcement of a takeover proposal, for any reason, the market price of our common stock may decline. In addition, our stock price may decline as a result of the fact that we have been required to incur, and will continue to be required to incur, significant expenses related to the Broadcom unsolicited takeover proposal.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In early August 2008, our Board of Directors authorized a plan to repurchase up to $100.0 million of our outstanding common stock. In April 2009, upon receipt of an unsolicited takeover proposal and related tender offer from Broadcom Corporation to acquire us, our Board of Directors elected to temporarily suspend any activity under the share repurchase plan. In light of Broadcom’s announcement of its decision to allow its tender offer to expire on July 14, 2009, Emulex’s Board of Directors elected to reactivate the $100.0 million share repurchase plan effective July 15, 2009. Through December 27, 2009, the Company has repurchased 2.0 million shares of its common stock for an aggregate purchase price of approximately $18.2 million or an average of $9.12 per share under this plan. We may repurchase shares from time-to-time in open market purchases or privately negotiated transactions. The share repurchases will be financed by available cash balances and cash from operations. Our Board of Directors has not set an expiration date for the plan.
Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
	Total Number	Average	Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased under the
Period	Purchased	per Share	Or Programs	Plans or Programs
September 28, 2009 — October 25, 2009	—	—	—	$81,760,136
October 26, 2009 — November 22, 2009	—	—	—	$81,760,136
November 23, 2009 — December 27, 2009	—	—	—	$81,760,136

Total	—	—	—	$81,760,136

Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of stockholders of the Company was held on November 19, 2009. There were 80,760,159 shares of the Company’s common stock issued, outstanding and entitled to vote at the meeting as of September 21, 2009, the record date. Proxies representing 66,019,964 common shares were received and tabulated. Two proposals were voted on at this meeting. First, the following members were elected to the Company’s Board of Directors to hold office for the ensuing year:

Nominee	In Favor	Withheld
Fred B. Cox	59,939,380	6,080,584
Michael P. Downey	59,807,503	6,212,461
Bruce C. Edwards	59,773,278	6,246,686
Paul F. Folino	60,007,410	6,012,554
Robert H. Goon	59,727,080	6,292,884
Don M. Lyle	59,515,289	6,504,675
James M. McCluney	60,095,773	5,924,191
Dean A. Yoost	60,549,370	5,470,594
The second proposal submitted to the stockholders of the Company was to ratify the selection of KPMG LLP as the Company’s independent registered public accounting firm for fiscal 2010. This proposal was approved with the following votes:

For	65,099,478
Against	828,064
Abstain	92,422
Broker non-votes	—

Item 6. Exhibits

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).
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
Date: January 29, 2010

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