Form 10-Q
period 2010-03-28
EMULEX CORP /DE/
filed 2010-04-30
CIK 350917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 28, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 23, 2010, the registrant had 81,114,480 shares of common stock outstanding.

EMULEX CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	March 28,	June 28,
	2010	2009
Assets

Current assets:
Cash and cash equivalents	$253,169	$294,136
Investments	34,297	8,289
Accounts and other receivables, net of allowance for doubtful accounts of $1,659 and $1,553 as of March 28, 2010 and June 28, 2009, respectively	63,100	51,566
Inventories	16,780	10,665
Prepaid income taxes	17,563	17,083
Prepaid expenses and other current assets	7,726	8,021
Deferred income taxes	19,428	16,793

Total current assets	412,063	406,553

Property and equipment, net	64,461	74,794
Goodwill	87,840	87,840
Intangible assets, net	43,720	42,990
Deferred income taxes	25,381	16,002
Other assets	49,391	30,739

Total assets	$682,856	$658,918

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$32,032	$28,786
Accrued liabilities	28,637	23,454

Total current liabilities	60,669	52,240

Other liabilities	4,414	5,826
Accrued taxes	29,990	31,408

Total liabilities	95,073	89,474

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	—	—
Common stock, $0.10 par value; 240,000,000 shares authorized; 90,799,568 and 89,668,255 issued at March 28, 2010 and June 28, 2009, respectively	9,080	8,967
Additional paid-in capital	1,117,502	1,106,990
Accumulated deficit	(369,981)	(396,070)
Accumulated other comprehensive loss	(578)	(443)
Treasury stock, at cost; 10,550,971 and 8,550,971 shares at March 28, 2010 and June 28, 2009, respectively	(168,240)	(150,000)

Total stockholders’ equity	587,783	569,444

Total liabilities and stockholders’ equity	$682,856	$658,918

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2010	2009	2010	2009
Net revenues	$102,204	$78,568	$296,021	$298,925
Cost of sales	37,784	31,766	112,711	116,186

Gross profit	64,420	46,802	183,310	182,739

Operating expenses:
Engineering and development	31,338	33,409	94,417	99,293
Selling and marketing	13,743	13,775	42,415	41,561
General and administrative	12,099	7,324	36,274	26,288
Amortization of other intangible assets	1,698	699	5,094	4,637

Total operating expenses	58,878	55,207	178,200	171,779

Operating income (loss)	5,542	(8,405)	5,110	10,960

Nonoperating income, net:
Interest income	1	613	213	3,686
Interest expense	(1)	7	(5)	(29)
Other (expense) income, net	(166)	168	(68)	365

Total nonoperating (expense) income, net	(166)	788	140	4,022

Income (loss) before income taxes	5,376	(7,617)	5,250	14,982

Income tax (benefit) provision	(7,933)	(1,652)	(20,839)	2,929

Net income (loss)	$13,309	$(5,965)	$26,089	$12,053

Net income (loss) per share:
Basic	$0.16	$(0.07)	$0.32	$0.15

Diluted	$0.16	$(0.07)	$0.32	$0.14

Number of shares used in per share computations:
Basic	80,156	80,547	79,960	80,723

Diluted	81,535	80,547	81,076	81,244

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended
	March 28,	March 29,
	2010	2009
Cash flows from operating activities:
Net income	$26,089	$12,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	15,740	16,874
Share-based compensation expense	13,210	17,935
Amortization of intangible assets	19,270	18,828
Provision for losses on accounts and other receivables	106	(152)
Accrued interest income, net	32	895
Loss (gain) on disposal of property and equipment	719	(91)
Deferred income taxes	(13,594)	(3,431)
Excess tax benefit from share-based compensation	(583)	(190)
Foreign currency adjustments	(10)	(161)
Changes in assets and liabilities:
Accounts and other receivables	(11,632)	12,359
Inventories	(6,147)	9,392
Prepaid expenses and other assets	(7,382)	(626)
Accounts payable, accrued liabilities, and other liabilities	7,866	(4,345)
Accrued taxes	(1,418)	(2,205)
Income taxes payable and prepaid income taxes	(484)	(50,669)

Net cash provided by operating activities	41,782	26,466

Cash flows from investing activities:
Net proceeds from sale of property and equipment	214	55
Purchases of property and equipment	(7,205)	(19,183)
Investment in and loans to privately-held companies	(11,000)	(15,947)
Purchases of intangible assets	(20,000)	—
Purchases of investments	(57,934)	(97,715)
Maturities of investments	31,894	204,010

Net cash (used in) provided by investing activities	(64,031)	71,220

Cash flows from financing activities:
Repurchase of common stock	(18,240)	(39,913)
Tax withholding payments reimbursed by common stock	(4,071)	(2,436)
Proceeds from issuance of common stock under stock plans	3,213	4,150
Excess tax benefit from share-based compensation expense	583	190

Net cash used in financing activities	(18,515)	(38,009)

Effect of exchange rates on cash and cash equivalents	(203)	(130)

Net (decrease) increase in cash and cash equivalents	(40,967)	59,547
Cash and cash equivalents at beginning of period	294,136	217,017

Cash and cash equivalents at end of period	$253,169	$276,564

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Basis of Presentation
In the opinion of management of Emulex Corporation (Emulex or the Company), the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows. Interim results for the three and nine months ended March 28, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending June 27, 2010. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2009. The preparation of the condensed consolidated financial statements requires the use of estimates and actual results could differ materially from management’s estimates.
Supplemental Cash Flow Information

	Nine Months Ended
	March 28,	March 29,
	2010	2009
	(in thousands)
Cash paid during the period for:
Interest	$5	$9
Income taxes	$3,865	$60,999

Non-cash activities:
Purchases of property and equipment not paid, net	$792	$1,163
Recently Adopted Accounting Standards
In October 2009, the Financial Accounting Standards Board (FASB) amended the accounting standards for revenue arrangements with multiple deliverables. In the absence of vendor-specific objective evidence (VSOE) or other third party evidence (TPE) of the selling price for the deliverables in certain multiple-element arrangements, companies are required to use an estimated selling price for the individual deliverables. Companies shall apply the relative-selling price model for allocating an arrangement’s total consideration to its individual elements. Under this model, the estimated selling price is used for both the delivered and undelivered elements that do not have VSOE or TPE of the selling price. The Company elected to early adopt this guidance during the three months ended March 28, 2010 with retroactive application to the beginning of fiscal 2010. As of March 28, 2010, the Company had not entered into revenue arrangements with multiple deliverables that were impacted by this guidance, thus, there was no financial statement impact of the Company’s early adoption of this guidance in the interim or year-to-date period ended March 28, 2010.
In October 2009, the FASB amended the accounting standards for certain revenue arrangements that include software elements amending previous guidance on software revenue recognition to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. The Company elected to early adopt this guidance during the three months ended March 28, 2010 with retroactive application to the beginning of fiscal 2010. The software within virtually all of the Company’s products is incidental to the product as a whole, thus, there was no financial statement impact of the Company’s early adoption of this guidance in the interim or year-to-date period ended March 28, 2010.
In December 2007, the FASB issued authoritative guidance for business combinations changing the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development, and restructuring costs. In addition, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. In April 2009, the FASB amended the December 2007 guidance related to the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies assumed in business combinations. The April 2009 guidance eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and instead carries forward most of the provisions in place before the December 2007 guidance was issued. The December 2007 and April 2009 guidance is effective prospectively for the Company’s fiscal year beginning June 29, 2009, and impacts the accounting for any business combinations entered into after the effective date. Transaction costs are now being accounted for under this new guidance.

In December 2007, the FASB ratified Accounting Standard Codification (ASC) 808, “Collaborative Arrangements” prohibiting companies from applying the equity method of accounting to activities performed outside a separate legal entity by a virtual joint venture. Instead, revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators based on the criteria in previously issued guidance on reporting revenue gross as a principal versus net as an agent and other applicable accounting literature. The consensus should be applied to collaborative arrangements in existence at the date of adoption using a modified retrospective method requiring reclassification in all periods presented for those arrangements still in effect at the transition date, unless such application is impracticable. The consensus is effective for the Company’s fiscal year beginning June 29, 2009. There was no financial statement impact as a result of the Company’s adoption of ASC 808 on June 29, 2009.
In April 2008, the FASB issued authoritative guidance for determining the useful life of intangible assets amending the guidance for estimating the useful lives of recognized intangible assets and requiring additional disclosures related to renewing or extending the terms of recognized intangible assets. This guidance is effective for the Company’s fiscal year beginning June 29, 2009. There was no financial statement impact as a result of the Company’s adoption of this guidance on June 29, 2009.
In June 2008, the FASB issued authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities. The Company adopted this guidance in the interim period ended September 27, 2009. See Note 12.
In November 2008, the FASB issued authoritative guidance for accounting for defensive intangible assets requiring entities to account for a defensive intangible asset as a separate unit of accounting at the time of acquisition, not combined with the acquirer’s existing recognized or unrecognized intangible assets. This consensus is effective for the Company’s fiscal year beginning June 29, 2009 and impacts the accounting for intangible assets acquired after the effective date. There was no financial statement impact of the Company’s adoption of this guidance on June 29, 2009.
In June 2009, the FASB issued ASC 105, “Generally Accepted Accounting Principles” (GAAP), amending the GAAP hierarchy established under Statement of Financial Accounting Standards (SFAS) No. 162. On July 1, 2009, the FASB launched the FASB Accounting Standards Codification, superseding all existing non-SEC accounting and reporting standards. ASC 105 is effective in the first interim and annual periods ending after September 15, 2009, or the Company’s first quarter of fiscal year 2010 ended September 27, 2009. Following this statement, the FASB will issue new standards in the form of Accounting Standards Updates (ASUs). The Company’s adoption of ASC 105 in the interim period ended September 27, 2009 had no financial statement impact other than the specific references to U.S. GAAP.
In February 2010, the FASB issued ASU 2010-09, “Subsequent Events — Amendments to Certain Recognition and Disclosure Requirements,” no longer requiring entities that file or furnish financial statements with the SEC to disclose the date through which subsequent events have been evaluated in originally issued and reissued financial statements. Other entities would continue to be required to disclose the date through which subsequent events have been evaluated; however, disclosures about the date through which subsequent events have been evaluated in reissued financial statements would be required only in financial statements revised because of an error correction or retrospective application of U.S. GAAP. This consensus is effective upon issuance. The Company’s adoption of ASU 2010-09 in the interim period ended March 28, 2010 had no financial statement impact.

Recently Issued Accounting Standards
In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements” amending ASC 820, “Fair Value Measurements and Disclosures” requiring additional disclosure and clarifying existing disclosure requirements about fair value measurements. ASU 2010-06 requires entities to provide fair value disclosures by each class of assets and liabilities, which may be a subset of assets and liabilities within a line item in the statement of financial position. The additional requirements also include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and separate presentation of purchases, sales, issuances and settlements of items within Level 3 of the fair value hierarchy. The guidance clarifies existing disclosure requirements regarding the inputs and valuation techniques used to measure fair value for measurements that fall in either Level 2 or Level 3 of the hierarchy. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, or the third quarter of the Company’s 2010 fiscal year, except for the disclosures about purchases, sales, issuances and settlements which is effective for fiscal years beginning after December 15, 2010, or the Company’s 2012 fiscal year, and for interim periods within those fiscal years. There was no impact of the Company’s adoption of this guidance and management is currently assessing the impact of the disclosure guidance effective in fiscal 2012.
In December 2009, the FASB issued ASU 2009-17, “Improvements to Financial Reporting by Enterprises with Variable Interest Entities,” requiring the primary beneficiary of a variable interest entity (VIE) be identified as the party that both (a) has the power to direct the activities of a VIE that most significantly impact its economic performance and (b) has an obligation to absorb losses or a right to receive benefits that could potentially be significant to the VIE. This guidance is effective in fiscal years beginning after November 15, 2009, or the Company’s 2011 fiscal year. The Company is currently assessing the impact of this guidance.
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

Level 3	—	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Financial instruments measured at fair value on a recurring basis as of March 28, 2010 and June 28, 2009 are as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
March 28, 2010
Cash and cash equivalents	$253,169	$—	$—	$253,169
Municipal bonds	102	—	—	102
Term deposits	2,242	—	—	2,242
U.S. Government securities	20,014	—	—	20,014
U.S. Government sponsored entity securities	11,938	—	—	11,938

	$287,465	$—	$—	$287,465

June 28, 2009
Cash and cash equivalents	$294,136	$—	$—	$294,136
Municipal bonds	152	—	—	152
U.S. Government securities	4,097	—	—	4,097
U.S. Government sponsored entity securities	4,058	—	—	4,058

	$302,443	$—	$—	$302,443

The Company’s other financial instruments consist primarily of notes receivable, equity investment in privately-held company, and insurance recovery receivable. The Company believes the carrying value of its insurance recovery receivable approximates its current fair value due to its nature and relatively short duration. The fair value of the Company’s investment in privately-held company is not readily available and a reasonable estimate of fair value could not be made without incurring excessive costs. The fair values of the Company’s notes receivable are based on management judgment using market-based interest rates and are believed to approximate their carrying values. The fair values are determined based on “Level 3” inputs requiring the use of inputs that are both unobservable and significant to the fair value measurements.
3. Investments
The Company’s portfolio of held-to-maturity investments consists of the following:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
March 28, 2010
Municipal bonds	$102	$—	$—	$102
Term deposits	2,242	—	—	2,242
U.S. Government securities	20,014	—	—	20,014
U.S. Government sponsored entity securities	11,939	—	(1)	11,938

	$34,297	$—	$(1)	$34,296

June 28, 2009
Municipal bonds	$151	$1	$—	$152
U.S. Government securities	4,097	—	—	4,097
U.S. Government sponsored entity securities	4,041	17	—	4,058

	$8,289	$18	$—	$8,307

Investments at March 28, 2010 and June 28, 2009 were classified as short-term investments due to the investments having maturity dates of less than one year.
4. Inventories
Inventories are summarized as follows:

	March 28,	June 28,
	2010	2009
	(in thousands)
Raw materials	$3,903	$4,330
Finished goods	12,877	6,335

	$16,780	$10,665

5. Goodwill and Intangible Assets, net
There was no goodwill activity during the nine months ended March 28, 2010.
Intangible assets, net, are as follows:

	March 28,	June 28,
	2010	2009
	(in thousands)
Intangible assets subject to amortization:
Core technology and patents	$72,145	$92,228
Accumulated amortization, core technology and patents	(50,362)	(82,381)
Developed technology	68,500	77,312
Accumulated amortization, developed technology	(47,950)	(46,488)
Customer relationships	3,200	38,670
Accumulated amortization, customer relationships	(2,238)	(37,227)
Tradename	4,639	4,639
Accumulated amortization, tradename	(4,214)	(3,763)

	$43,720	$42,990

The decrease in core and developed technology and customer relationships during the nine months ended March 28, 2010, was primarily due to approximately $48.9 million in core and developed technology and approximately $35.5 million in customer relationships being fully amortized and written off. The overall decrease in core technology and patents was partially offset by a patent licensing agreement entered into with a third party for approximately $20.0 million.
The intangible assets subject to amortization are being amortized on a straight-line basis over original lives ranging from approximately five to seven years. Aggregated amortization expense for intangible assets for the three months ended March 28, 2010 and March 29, 2009 was approximately $6.4 million and $5.4 million, respectively. Aggregated amortization expense for intangible assets for the nine months ended March 28, 2010 and March 29, 2009, was approximately $19.3 million and $18.8 million, respectively.
Amortization expense of approximately $4.7 million related to core and developed technology is included in cost of sales in the accompanying condensed consolidated statements of operations for both the three months ended March 28, 2010 and March 29, 2009. Amortization expense of approximately $14.2 million related to core and developed technology is included in cost of sales for both the nine months ended March 28, 2010 and March 29, 2009.
The following table presents the estimated future aggregated amortization expense of intangible assets as of March 28, 2010 (in thousands):

2010 (remaining 3 months)	$6,424
2011	21,711
2012	7,585
2013	4,000
2014	4,000
Thereafter	—

$43,720

6. Other Assets
Components of other assets are as follows:

	March 28,	June 28,
	2010	2009
	(in thousands)

Notes receivable	$25,466	$15,000
Equity investment in privately-held company	11,184	11,184
Other	12,741	4,555

	$49,391	$30,739

The notes receivable bear simple interest at rates between 5.0% and 8.0% per annum and mature between June 30, 2010 and December 31, 2010 or upon certain defined events such as consummation of financing, change in control, or default. The notes receivable are collateralized by substantially all of the assets of the borrowers.
The Company’s equity investment in a privately-held company is accounted for under the cost method. Under the cost method, investments are carried at cost and are adjusted for other-than-temporary declines in fair value, distributions of earnings, or additional investments. The Company monitors its investment for impairment on a quarterly basis and makes appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Impairment charges are included in other (expense) income, net in the consolidated statements of operations. Factors used in determining an impairment include, but are not limited to, the current business environment including competition; uncertainty of financial condition; technology and product prospects; results of operations; and current financial position including any going concern considerations such as the rate at which the investee utilizes cash and the investee’s ability to obtain additional financing. The Company has determined that there is no impairment as of March 28, 2010; however, it is considered reasonably possible that the Company’s determination that there is no impairment could change within the next twelve months if the current business environment deteriorates, if the investees’ financial condition worsens, or the investee is unable to secure adequate financing to support its business plan and operations.
7. Accrued Liabilities
Components of accrued liabilities are as follows:

	March 28,	June 28,
	2010	2009
	(in thousands)

Payroll and related costs	$15,660	$11,410
Warranty liability	1,794	2,462
Deferred revenue and accrued rebates	3,942	3,499
Other	7,241	6,083

	$28,637	$23,454

The Company provides a warranty of between one and five years on its products. The Company records a provision for estimated warranty-related costs at the time of sale based on historical product return rates and the Company’s estimates of expected future costs of fulfilling its warranty obligations. Changes to the warranty liability were:

(in thousands)

Balance as of June 28, 2009	$2,462
Accrual for warranties issued	1,034
Changes to pre-existing warranties (including changes in estimates)	(961)
Settlements made (in cash or in kind)	(741)

Balance as of March 28, 2010	$1,794

8. Commitments and Contingencies
Litigation
On November 15, 2001, prior to the Company’s acquisition of Vixel Corporation, a securities class action was filed in the United States District Court in the Southern District of New York as Case No. 01 CIV. 10053 (SAS), Master File No. 21 MC92 (SAS) against Vixel and two of its officers and directors (one of which is James M. McCluney, the Company’s current President and Chief Executive Officer) and certain underwriters who participated in the Vixel initial public offering in late 1999. The amended complaint alleges violations under Section 10(b) of the Exchange Act and Section 11 of the Securities Act and seeks unspecified damages on behalf of persons who purchased Vixel stock during the period October 1, 1999 through December 6, 2000. In October 2002, the parties agreed to toll the statute of limitations with respect to Vixel’s officers and directors until September 30, 2003, and on the basis of this agreement, Vixel’s officers and directors were dismissed from the lawsuit without prejudice. During June 2003, Vixel and the other issuer defendants in the action reached a tentative settlement with the plaintiffs that would, among other things, result in the dismissal with prejudice of all claims against the defendants and their officers and directors. In connection with the possible settlement, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements so that they would not expire prior to any settlement being finalized. Although Vixel approved this settlement proposal in principle, it remained subject to a number of procedural conditions, as well as formal approval by the court. On August 31, 2005, a Preliminary Order In Connection With Settlement Proceedings was issued by the court which among other items, set a date for a Settlement Fairness Hearing held on April 24, 2006, and the form of notice to the Settlement Classes of the Issuers’ Settlement Stipulation. In December 2005, the settlement notices authorized by the court were sent to former Vixel stockholders and the web site www.iposecuritieslitigation.com was created for claimants, as well as a March 24, 2006 objection deadline. At the Settlement Fairness Hearing held on April 24, 2006, the court raised the following primary issues: (1) the (possible) change in value of the settlement since preliminary approval, and whether the benefits of the settlement should be evaluated at the time of approval or at the time of negotiation; (2) how the class certification argument before the Second Circuit Court of Appeals could or would affect the fairness of the settlement; (3) how to evaluate the intangible benefits of the settlement to the class members; and (4) how to value the $1 billion guarantee (for the consolidated litigation involving Vixel and 297 other Issuers) by insurers in the stipulation and agreement of settlement in light of the underwriters’ potential future settlements. The Court did not rule on April 24, 2006 on the motion for final approval or objections. On June 6, 2006, the Second Circuit Court of Appeals held oral arguments on the appeal by the underwriters of Judge Scheindlin’s class certification decision. On or about July 17, 2006, Emulex assigned to the class action plaintiffs any IPO claims that Emulex (Vixel) had against RBC Dain Rauscher in the IPO litigation, as required by the settlement agreement. On December 5, 2006, the Second Circuit Court of Appeals issued a decision reversing Judge Scheindlin’s class certification decision. On December 14, 2006, Judge Scheindlin issued an order to stay all proceedings pending a decision from the Second Circuit on whether it will hear further argument. On about January 6, 2007, Emulex assigned to the class action plaintiffs any IPO claims that Emulex (Vixel) had against The Bear Stearns Companies Inc. and Bear Stearns & Co. Inc. in the IPO litigation, as required by the settlement agreement. On April 6, 2007, the Second Circuit denied the plaintiffs’ petition for rehearing of the decision denying class certification. During April 2007, counsel for Emulex and other Issuers informed Judge Scheindlin that, in light of the Second Circuit opinion, the settlement agreement could not be approved because the defined settlement class, like the litigation class, did not meet the Second Circuit requirements for certification. Judge Scheindlin held a conference on May 30, 2007 to consider issues relating to the class definitions, the statute of limitations, settlement, and discovery. On June 25, 2007, Judge Scheindlin signed a Stipulation and Order submitted by the parties which terminated the June 10, 2004 Stipulation and Agreement of Settlement with Defendant Issuers and Individuals. On June 26, 2007, a document production request from the plaintiffs to all 298 issuers (including Vixel) was received, covering documents from each issuer’s inception through December 31, 2001. In September 2007, due to the expiration of the tolling agreements, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements until August 27, 2010. On November 15, 2007, the issuers and their respective insurers entered into an Insurers-Insureds Agreement (replacing an earlier agreement), which provides for the insurers to pay for certain defense costs under applicable issuer insurance policies. On December 21, 2007, issuer defendants filed an opposition to plaintiffs’ motion for class certification of certain focus cases. On March 26, 2008, defendants’ motion to dismiss was denied except to certain claims by plaintiffs who did not suffer damages or whose claims were time barred. On Oct. 10, 2008, Judge Scheindlin signed an order granting the plaintiffs’ request to withdraw the class certification motion in the six focus cases (Emulex/Vixel is not in a focus case). On April 1, 2009, the parties signed a Stipulation and Agreement of Settlement (the 2009 Settlement) which the District Court subsequently approved on October 6, 2009. The 2009 Settlement provides for a settlement amount of $586 million, and Emulex has no obligation to pay any part of that amount. The District Court has entered judgment in all of the IPO cases as of February 17, 2010 and notices of appeal have been filed by six groups of appellants.

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
On May 11, 2009, the Court of Chancery of the State of Delaware granted plaintiff Reid Middleton’s motion to expedite proceedings and set a trial date in the Delaware lawsuits beginning on July 8, 2009. On July 6, 2009, the Court of Chancery continued the July 8, 2009 trial date indefinitely.
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
On December 3, 2009, the plaintiffs’ attorneys filed an application for an award of attorneys’ fees and expenses. The Court rejected the plaintiff’s request for attorneys’ fees as premature on December 18, 2009. On February 4, 2010, the Court of Chancery granted a Scheduling Order setting a trial date for December 6-10, 2010.
On September 14, 2009, Broadcom Corporation filed a patent infringement lawsuit against the Company in the United States District Court, in the Central District of California. The original complaint alleged that the Company is infringing 10 Broadcom patents covering certain data and storage networking technologies. On February 23, 2010, Broadcom filed a first amended complaint. The first amended complaint alleges that the Company is infringing 11 Broadcom patents covering certain data and storage networking technologies. The complaint seeks declaratory and injunctive relief, monetary damages, and interest and costs, including attorneys’ and expert fees. On March 25, 2010, the Company filed its answer and affirmative defenses to the first amended complaint alleging that it believes that the Broadcom patents at issue are invalid or not infringed, or both. In addition, the Company has asserted counterclaims for declaratory judgment of invalidity and non-infringement against each of the Broadcom patents at issue, and seeks award of attorneys’ fees, costs, and expenses. On January 11, 2010, the Court set a trial date of September 20, 2011. The parties currently are engaged in discovery.
On November 9, 2009, the Company filed a lawsuit against Broadcom Corporation alleging that Broadcom has acted in an anticompetitive manner in violation of federal antitrust laws, as well as made defamatory statements and engaged in acts of unfair competition. The complaint seeks actual and punitive damages, attorneys’ fees and costs, and injunctive relief against Broadcom. On January 4, 2010, the Company filed an amended complaint. The amended complaint alleges that Broadcom has acted in an anticompetitive manner in violation of federal antitrust laws and made defamatory statements. The amended complaint seeks actual and punitive damages, attorneys’ fees and costs, and injunctive relief. Broadcom has filed motions to dismiss and strike the complaint, which Emulex intends to oppose. A hearing has been set on the motions for May 17, 2010.

On February 8, 2010, QLogic Corporation filed a lawsuit in the Superior Court of California, County of Orange, against the Company alleging false advertising, unfair competition, and trade libel in connection with statements made by the Company during its earnings conference call on January 21, 2010, and a separate Company blog and related video entitled “Hot Enough to Fry an Egg: Remove Potential for Datacenter Failure.” QLogic seeks injunctive relief, actual and punitive damages, and costs. Emulex filed a motion to strike the complaint’s punitive damages claim. Emulex is not required to file an answer until the Court rules on the motion to strike.
Broadcom Unsolicited Takeover Proposal
Broadcom Corporation initiated an unsolicited takeover proposal of $9.25 per share to purchase all the common shares of the Company on April 21, 2009. On June 30, 2009, Broadcom Corporation increased its offer price to $11.00 per share and extended the expiration of the tender offer period to July 14, 2009. On July 9, 2009, Broadcom Corporation announced it would cease further efforts to acquire the Company. On July 14, 2009, Broadcom Corporation’s tender offer expired without further action.
Other Commitments and Contingencies
The Company has approximately $30.0 million of unrecognized tax benefits as of March 28, 2010 for which a reasonably reliable estimate of the period of payment cannot be made.
The Company has entered into various agreements for professional services, joint-development, non-recurring engineering, and purchases of inventory. As of March 28, 2010, the Company’s obligation associated with such agreements was approximately $53.9 million.
In addition, the Company provides limited indemnification in selected circumstances within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringement of certain intellectual property, and in some limited cases against bodily injury or damage to real or tangible personal property caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. As of March 28, 2010, the Company has not incurred any significant costs related to indemnification of its customers.
9. Treasury Stock
In early August 2008, the Company’s Board of Directors authorized a plan to repurchase up to $100.0 million of its outstanding common stock. In April 2009, upon receipt of an unsolicited acquisition proposal and related tender offer from Broadcom Corporation to acquire the Company, the Company’s Board of Directors elected to temporarily suspend any activity under the share repurchase plan. In light of Broadcom’s announcement of its decision to allow its tender offer to expire on July 14, 2009, Emulex’s Board of Directors elected to reactivate the $100.0 million share repurchase plan effective July 15, 2009. During the nine months ended March 28, 2010, the Company has repurchased 2.0 million shares of its common stock for an aggregate purchase price of approximately $18.2 million or an average of $9.12 per share under this plan. The Company may repurchase shares from time-to-time in open market purchases or privately negotiated transactions. The share repurchases will be financed by available cash balances and cash from operations. The Company’s Board of Directors has not set an expiration date for the plan.
10. Stock-Based Compensation
As of March 28, 2010, the Company had three stock-based plans for employees and directors that are open for future awards, the 2005 Equity Incentive Plan (Equity Incentive Plan), the 1997 Stock Award Plan for Non-Employee Directors (Director Plan), and the Emulex Corporation Employee Stock Purchase Plan (Purchase Plan). In addition, the Company had eight stock-based plans (All Other Plans), including six plans assumed in connection with prior acquisitions, each of which is closed for future grants but has options outstanding. Available for future awards are 4,132,919 shares under the Equity Incentive Plan, 271,000 shares under the Director Plan, and 1,008,061 shares under the Purchase Plan.

Aggregate amounts recognized in the condensed consolidated financial statements with respect to these plans are as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2010	2009	2010	2009
	(in thousands)
Total cost of stock-based payment plans during the period	$4,686	$5,368	$13,179	$17,886
Amounts capitalized in inventory during the period	(123)	(117)	(326)	(461)
Amounts recognized in income for amounts previously capitalized in inventory	83	165	357	510

Amounts charged against income, before income tax benefit	$4,646	$5,416	$13,210	$17,935

Amount of related income tax benefit (expense) recognized in income, excluding tax impact of stock option exchange program (see Note 11)	$1,640	$(742)	$4,707	$2,748

The fair value of each stock option award under the Equity Incentive Plan and the Director Plan and purchase under the Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model based on the market price of the underlying common stock on the date of grant, expected term, stock price volatility and expected risk-free interest rates. Expected volatilities are based on equal weighting of historical volatilities for periods equal to the expected term and implied volatilities based on traded options to buy the Company’s shares. The fair value of each unvested stock award is determined based on the closing price of the Company’s common stock on the grant date.
The assumptions used to compute the fair value of stock option grants under the Equity Incentive Plan and the Director Plan for the three and nine months ended March 28, 2010 and March 29, 2009 were:

	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2010	2009	2010	2009
Expected volatility	43% – 45%	53%	43% – 49%	42% – 53%
Weighted average expected volatility	44%	53%	47%	44%
Expected dividends	—	—	—	—
Expected term (in years)	2.97 – 4.97	2.97 – 4.97	2.97 – 4.97	2.97 – 4.97
Weighted average expected term (in years)	3.81	3.81	3.81	3.81
Risk-free rate	1.62% – 2.55%	1.28% – 1.76%	1.49% – 2.55%	1.12% – 3.02%
The assumptions used to compute the fair value of the compensatory element related to the shares to be purchased under the Purchase Plan for the three and nine months ended March 28, 2010 and March 29, 2009 were:

	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2010	2009	2010	2009
Expected volatility	43%	49%	43%	49%
Expected dividends	—	—	—	—
Expected term (in years)	0.49	0.49	0.49	0.49
Risk-free rate	0.17%	1.13%	0.17%	1.13%

A summary of option activity under the plans for the nine months ended March 28, 2010 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
			(in years)	(in millions)
Options outstanding at June 28, 2009	12,180,404	$21.68	3.10	$2.0
Options granted	553,000	$10.62
Options exercised	(103,727)	$5.78
Options canceled	(4,279,099)	$22.87
Options forfeited	(502,457)	$16.94

Options outstanding at March 28, 2010	7,848,121	$20.77	2.88	$5.9

Options vested and expected to vest at March 28, 2010	7,779,080	$20.86	2.86	$5.7

Options exercisable at March 28, 2010	6,995,747	$21.84	2.62	$4.3

A summary of unvested stock awards activity, including unvested stock and unvested stock units, for the nine months ended March 28, 2010 is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Awards	Value
Awards outstanding and unvested at June 28, 2009	2,721,606	$12.85
Awards granted	2,025,708	$9.75
Awards vested	(1,119,162)	$14.45
Awards forfeited	(195,875)	$13.44

Awards outstanding and unvested at March 28, 2010	3,432,277	$10.49

As of March 28, 2010, there was approximately $21.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of approximately 1.3 years.
The weighted average grant date fair value of options granted during the nine months ended March 28, 2010 and March 29, 2009 was approximately $3.94 per share and $4.08 per share, respectively. The weighted average grant date fair value of unvested stock awards granted during the nine months ended March 28, 2010 and March 29, 2009 was approximately $9.75 per share and $9.17 per share, respectively. The total intrinsic value of stock options exercised was approximately $0.7 million and $1.2 million for the nine months ended March 28, 2010 and March 29, 2009, respectively. The total fair value of unvested stock awards that vested during the nine months ended March 28, 2010 and March 29, 2009 was approximately $11.4 million and $7.0 million, respectively. Cash received from stock option exercises under stock-based plans and shares purchased under the Purchase Plan was approximately $3.2 million and $4.1 million for the nine months ended March 28, 2010 and March 29, 2009, respectively. The actual tax benefit realized for the tax deductions from option exercise was approximately $4.6 million and $3.1 million for the nine months ended March 28, 2010 and March 29, 2009, respectively.
On July 14, 2009, the Company completed the option exchange program approved by shareholders at Emulex’s Annual Shareholders Meeting on November 19, 2008. There were 3,925,263 options cancelled in exchange for a total of 225,783 unvested stock units granted to 379 employees. In connection with the option exchange program, the Company is required to recognize incremental share-based compensation expense over the remaining vesting period if the number of shares underlying the restricted stock units multiplied by the last reported sales price of the Company’s common stock on the grant date of the restricted stock units exceeds the fair value of the eligible options immediately before their cancellation. The incremental share-based compensation expense related to the option exchange program was negligible.
As of March 28, 2010, the Company anticipates that the number of shares authorized under the Equity Incentive Plan, the Director Plan, the Purchase Plan, and All Other Plans are sufficient to cover future stock option exercises and shares that will be purchased during the next six month option period ending April 30, 2010 under the Purchase Plan.

11. Income Taxes
The Company recorded an income tax benefit of approximately $20.8 million and an income tax provision of approximately $2.9 million for the nine months ended March 28, 2010 and March 29, 2009, respectively. Due to the current economic climate, forecasting for fiscal 2010 is subject to significant change and projection of an annual effective tax rate for the year is not appropriate. Therefore, the quarterly provision was calculated using the year to date actual results for the nine months ended March 28, 2010. The effective tax benefit rate was approximately 397% for the nine months ended March 28, 2010 and the effective tax rate was approximately 20% for the nine months ended March 29, 2009. The tax benefit in the current year was primarily generated from pre-tax losses in the United States, domestic production activities deductions for tax years 2005 through 2007, a tax benefit related to the option exchange program, release of liabilities for uncertain tax positions primarily due to the expiration of statute of limitations, and savings from Federal and state research credits.
Under current U.S. law, taxable losses in the U.S. can be carried back two years and forward up to twenty years. The Company considers all positive and negative evidence when determining the need for a valuation allowance on deferred tax assets. The Company believes it is more likely than not that the remaining net deferred tax assets at March 28, 2010 will be realized based upon a history of taxable income, projected taxable income and the ability to carry back or forward any taxable losses.
During the nine months ended March 28, 2010, income taxes included a benefit of approximately $4.0 million related to the stock option exchange program. The tax benefit is primarily due to the recovery of income tax expense previously recognized related to certain incentive stock options exchanged for restricted stock units as part of the program.
The Company’s effective tax rate depends on various factors, such as tax legislation, the mix of domestic and international pre-tax income, research and development credits as a percentage of aggregate pre-tax income, and the effectiveness of the Company’s tax planning strategies.
12. Net Income (Loss) Per Share
In June 2008, the FASB issued authoritative guidance for whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in previously issued guidance for EPS. This guidance is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2008, which was the Company’s fiscal year beginning June 29, 2009. Upon adoption, EPS data for all periods presented were adjusted to conform to the authoritative guidance.
Basic net income (loss) per share for the three and nine months ended March 28, 2010 and March 29, 2009, was computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period.

Diluted net income (loss) per share was computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would be outstanding if the dilutive potential common shares from stock-based plans had been issued. The dilutive effect of outstanding stock options and stock awards is reflected in diluted net income (loss) per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2010	2009	2010	2009
	(in thousands, except per		(in thousands, except per
	share data)		share data)

Numerator — Net income (loss)	$13,309	$(5,965)	$26,089	$12,053
Less: Undistributed earnings allocated to participating securities	(143)	—	(378)	(305)

Undistributed earnings allocated to common shareholders for basic net income (loss) per share	$13,166	$(5,965)	$25,711	$11,748

Undistributed earnings allocated to common shareholders for diluted net income (loss) per share	$13,169	$(5,965)	$25,717	$11,750

Denominator:
Denominator for basic net income (loss) per share — weighted average shares outstanding	80,156	80,547	79,960	80,723
Effect of dilutive securities:
Dilutive options outstanding, unvested stock units and ESPP	1,379	—	1,116	521

Denominator for diluted net income (loss) per share — adjusted weighted average shares outstanding	81,535	80,547	81,076	81,244

Basic net income (loss) per share	$0.16	$(0.07)	$0.32	$0.15

Diluted net income (loss) per share	$0.16	$(0.07)	$0.32	$0.14

Antidilutive options and unvested stock excluded from the computations	7,294	16,170	8,434	15,365

Average market price of common stock	$12.56	$6.01	$10.91	$8.68

The antidilutive stock options and unvested stock were excluded from the computation of diluted net income (loss) per share due to the assumed proceeds from the award’s exercise or vesting being greater than the average market price of the common shares or due to the Company incurring a net loss for the periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements contained in this Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders and in press releases. In addition, our representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as “anticipates,” “in the opinion,” “believes,” “intends,” “expects,” “may,” “will,” “should,” “could,” “plans,” “forecasts,” “estimates,” “predicts,” “projects,” “potential,” “continue,” and similar expressions may be intended to identify forward-looking statements. Actual future results could differ materially from those described in the forward-looking statements as a result of a variety of factors, including those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, and, in particular, those in the section entitled “Risk Factors” in Part II, Item 1A of this Form 10-Q included elsewhere herein. We expressly disclaim any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances. We wish to caution readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. The fact that the economy generally, and the technology and storage segments specifically, have been in a state of uncertainty makes it difficult to determine if past experience is a good guide to the future and makes it impossible to determine if markets will grow or shrink in the short term. The recent economic downturn and the resulting economic uncertainty for our customers and the storage networking market as a whole has and could continue to adversely affect our revenues and results of operations. Furthermore, the effect of any actual or potential unsolicited offers to acquire us may have an adverse effect on our operations. As a result of this uncertainty, we are unable to predict with any accuracy what future results might be. Other factors affecting these forward-looking statements include but are not limited to the following: slower than expected growth of the storage networking market or the failure of our Original Equipment Manufacturer (OEM) customers to successfully incorporate our products into their systems; our dependence on a limited number of customers and the effects of the loss of, or decrease or delays in orders by, any such customers, or the failure of such customers to make payments; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of our or our OEM customers’ new or enhanced products; the variability in the level of our backlog and the variable and seasonal procurement patterns of our customers; impairment charges, including but not limited to goodwill, intangible assets, and equity investments recorded under the cost method; changes in tax rates or legislation; the effects of acquisitions; the effects of terrorist activities, natural disasters and any resulting political or economic instability; the highly competitive nature of the markets for our products as well as pricing pressures that may result from such competitive conditions; the effect of rapid migration of customers towards newer, lower cost product platforms; possible transitions from board or box level to application specific computer chip solutions for selected applications; a shift in unit product mix from higher-end to lower-end or mezzanine card products; a decrease in the average unit selling prices or an increase in the manufactured cost of our products; delays in product development; our reliance on third-party suppliers and subcontractors for components and assembly; any inadequacy of our intellectual property protection or the potential that third-party claims of infringement and any related indemnity obligations could adversely affect our operations or financial condition; our ability to attract and retain key technical personnel; our ability to benefit from our research and development activities; our dependence on international sales and internationally produced products; changes in accounting standards; and the potential effects of global warming and any resulting regulatory changes on our business. These and other factors which could cause actual results to differ materially from those in the forward-looking statements are discussed elsewhere in this Form 10-Q, in our other filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

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
We rely almost exclusively on OEMs and sales through distribution channels for our revenue. Our OEM customers include the world’s leading server and storage providers, including Dell Inc. (Dell), EMC Corporation (EMC), Fujitsu Ltd. (Fujitsu), Groupe Bull (Bull), Hewlett-Packard Company (Hewlett-Packard), Hitachi Data Systems (HDS), Hitachi Limited (Hitachi), International Business Machines Corporation (IBM), LSI Corporation (LSI), NEC Corporation (NEC), Network Appliance, Inc. (NetApp), Oracle America, Inc. (Oracle), Quantum Corporation (Quantum), Sun Microsystems, Inc. (Sun), Unisys Corporation (Unisys), and Xyratex Ltd. (Xyratex). Our distribution partners include Arrow ECS Denmark A/S (Arrow), Avnet, Inc. (Avnet), Bell Microproducts, Ltd. (Bell), Info X Distribution, LLC (Info X), Ingram Micro Inc. (Ingram Micro), Macnica Networks Corporation (Macnica), Netmarks Inc. (Netmarks), Tech Data Corporation (Tech Data), and Tokyo Electron Device Ltd. (TED). The market for storage networking infrastructure solutions is concentrated among large OEMs, and as such, a significant portion of our revenues are generated from sales to a limited number of customers.
As of March 28, 2010, we had a total of 778 employees.
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
Results of Operations
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements included elsewhere herein.

	Percentage of Net Revenues		Percentage of Net Revenues
	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2010	2009	2010	2009
Net revenues	100%	100%	100%	100%
Cost of sales	37	40	38	39

Gross profit	63	60	62	61

Operating expenses:
Engineering and development	31	43	32	33
Selling and marketing	13	18	14	14
General and administrative	12	9	12	9
Amortization of other intangible assets	2	1	2	1

Total operating expenses	58	71	60	57

Operating income (loss)	5	(11)	2	4

Nonoperating income, net:
Interest income	—	1	—	1
Interest expense	—	—	—	—
Other income, net	—	—	—	—

Total nonoperating income, net	—	1	—	1

Income (loss) before income taxes	5	(10)	2	5

Income tax (benefit) provision	(8)	(2)	(7)	1

Net income (loss)	13%	(8)%	9%	4%

Three months ended March 28, 2010, compared to three months ended March 29, 2009
Net Revenues. Net revenues for the third quarter of fiscal 2010 ended March 28, 2010 increased by approximately $23.6 million, or 30%, to approximately $102.2 million compared to approximately $78.6 million for the same quarter of fiscal 2009 ended March 29, 2009.
Net Revenues by Product Line
The following chart details our net revenues by product line for the three months ended March 28, 2010 and March 29, 2009:

	Net Revenues by Product Line
	Three Months Ended	Percentage	Three Months Ended	Percentage
	March 28,	of Net	March 29,	of Net	Increase/	Percentage
(in thousands)	2010	Revenues	2009	Revenues	(Decrease)	Change
Host Server Products	$69,724	68%	$59,009	75%	$10,715	18%
Embedded Storage Products	32,348	32%	19,385	25%	12,963	67%
Other	132	—	174	—	(42)	(24)%

Total net revenues	$102,204	100%	$78,568	100%	$23,636	30%

HSP primarily consists of HBAs, mezzanine cards, input/output (I/O) ASICs, and UCNAs. For the three months ended March 28, 2010, our Fibre Channel based products accounted for the majority of our HSP revenues. The increase in our HSP net revenues for the three months ended March 28, 2010 compared to the three months ended March 29, 2009 was primarily due to an increase of approximately 18% in units shipped with average selling price remaining unchanged.
ESP primarily consists of our InSpeed®, FibreSpy®, I/O controller solutions, and bridge and router products. The increase in our ESP net revenues for the three months ended March 28, 2010 compared to the three months ended March 29, 2009 was primarily due to an increase in units shipped of approximately 49% combined with an increase in average selling price of approximately 12%.
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

	Net Revenues by Major Customers
	Direct Revenues		Total Direct and Indirect Revenues (2)
	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended
	March 28,	March 29,	March 28,	March 29,
	2010	2009	2010	2009
Net revenue percentage (1):
OEM:
EMC	—	—	14%	14%
Hewlett-Packard	13%	17%	13%	17%
IBM	20%	24%	28%	32%

(1)	Amounts less than 10% are not presented.

(2)
Customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.

Direct sales to our top five customers accounted for approximately 56% of total net revenues for the three months ended March 28, 2010, compared to approximately 61% for the three months ended March 29, 2009. Direct and indirect sales to our top five customers accounted for approximately 71% of total net revenues for the three months ended March 28, 2010, compared to approximately 76% for the three months ended March 29, 2009. Our net revenues from customers can be significantly impacted by changes to our customers’ business and their business models.

Net Revenues by Sales Channel
Net revenues by sales channel were as follows:

	Net Revenues by Sales Channel
	Three Months Ended	Percentage	Three Months Ended	Percentage
	March 28,	of Net	March 29,	of Net	Increase/	Percentage
(in thousands)	2010	Revenues	2009	Revenues	(Decrease)	Change
OEM	$86,017	84%	$67,741	86%	$18,276	27%
Distribution	16,011	16%	10,885	14%	5,126	47%
Other	176	—	(58)	—	234	nm

Total net revenues	$102,204	100%	$78,568	100%	$23,636	30%

nm	— not meaningful
The increase in total revenues is due to the overall increase in demand for both HSP and ESP products. The increase in OEM net revenues for the three months ended March 28, 2010 compared to the three months ended March 29, 2009 was primarily due to an increase of approximately 69% in ESP revenues generated through our OEMs. The increase in distribution net revenues for the three months ended March 28, 2010 compared to the three months ended March 29, 2009 was primarily due to an increase of approximately 51% in HSP net revenues generated through our distribution partners. We believe that our net revenues are being generated primarily as a result of product certifications and qualifications with our OEM customers, which take products directly and indirectly through distribution and contract manufacturers. We view product certifications and qualifications as an important indicator of future revenue opportunities and growth for the Company. However, product certifications and qualifications do not necessarily ensure continued market acceptance of our products by our OEM customers. It is also very difficult to determine the future impact, if any, of product certifications and qualifications on our revenues.
Net Revenues by Geographic Territory
Our net revenues by geographic territory based on billed-to location were as follows:

	Net Revenues by Geographic Territory
	Three Months Ended	Percentage	Three Months Ended	Percentage
	March 28,	of Net	March 29,	of Net	Increase/	Percentage
(in thousands)	2010	Revenues	2009	Revenues	(Decrease)	Change
United States	$35,582	35%	$28,304	36%	$7,278	26%
Europe, Middle East, and Africa	32,309	32%	23,698	30%	8,611	36%
Asia Pacific	33,517	33%	25,561	33%	7,956	31%
Rest of world	796	—	1,005	1%	(209)	(21)%

Total net revenues	$102,204	100%	$78,568	100%	$23,636	30%

The geographic mix of our net revenues remained essentially unchanged compared to the same quarter of fiscal 2009. To the extent that our OEM customers continue to migrate towards using contract manufacturers located internationally, predominantly in Asia Pacific, we believe our United States net revenues as a percentage of total net revenues will decrease and Asia Pacific net revenues as a percentage of total net revenues will increase. However, as we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.
Gross Profit. Gross profit consists of net revenues less cost of sales. Our gross profit for the three months ended March 28, 2010 and March 29, 2009 were as follows (in thousands):

Gross Profit
Three Months Ended		Three Months Ended
March 28,	Percentage of	March 29,	Percentage of	Increase/	Percentage
2010	Net Revenues	2009	Net Revenues	(Decrease)	Points Change
$64,420	63%	$46,802	60%	$17,618	3%

Cost of sales includes the cost of producing, supporting, and managing our supply of quality finished products. Cost of sales also included approximately $4.7 million of amortization of technology intangible assets for both the three months ended March 28, 2010 and March 29, 2009. Approximately $0.3 million and $0.4 million of share-based compensation expense was included in cost of sales for the three months ended March 28, 2010 and March 29, 2009, respectively. Gross margins increased during the three months ended March 28, 2010 primarily due to the consumption of previously reserved excess inventories, a favorable mix of higher margin legacy ESP products, and efficiencies resulting from higher manufacturing volume. Although gross margin increased in the three months ended March 28, 2010 compared to the three months ended March 29, 2009, we anticipate gross margin will trend downward over time as faster growing, lower gross margin products become a larger portion of our business.
Engineering and Development. Engineering and development expenses consist primarily of salaries and related expenses for personnel engaged in the design, development, and technical support of our products. These expenses included third-party fees paid to consultants, prototype development expenses, and computer service costs related to supporting computer tools used in the design process. Expenses for the three months ended March 28, 2010 and March 29, 2009 were as follows (in thousands):

Engineering and Development
Three Months Ended		Three Months Ended
March 28,	Percentage of	March 29,	Percentage of	Increase/	Percentage
2010	Net Revenues	2009	Net Revenues	(Decrease)	Points Change
$31,338	31%	$33,409	43%	$(2,071)	(12)%
Engineering and development expenses for the three months ended March 28, 2010 compared to the three months ended March 29, 2009 decreased approximately $2.1 million, or 6%. Approximately $1.7 million and $2.4 million of share-based compensation expense was included in engineering and development costs for the three months ended March 28, 2010 and March 29, 2009, respectively. As a result of organizational changes in fiscal 2009, engineering and development headcount decreased to 454 at March 28, 2010 from 472 at March 29, 2009. The decrease in headcount resulted in a net decrease of approximately $1.0 million in salary and related expenses as compared to the same period in fiscal 2009, partially offset by an increase in performance based compensation of approximately $0.7 million. The remaining decrease in expenses during the three months ended March 28, 2010 was primarily due to a decrease in costs associated with new product development of approximately $0.5 million and a decrease in depreciation expense of approximately $0.5 million. The decrease in engineering and development expenses as a percentage of net revenues was primarily due to the relatively fixed amount of such expenses being spread over a higher revenue base.
Selling and Marketing. Selling and marketing expenses consists primarily of salaries, commissions, and related expenses for personnel engaged in the marketing and sales of our products, as well as trade shows, product literature, promotional support costs, and other advertising related costs. Expenses for the three months ended March 28, 2010 and March 29, 2009 were as follows (in thousands):

Selling and Marketing
Three Months Ended		Three Months Ended
March 28,	Percentage of	March 29,	Percentage of	Increase/	Percentage
2010	Net Revenues	2009	Net Revenues	(Decrease)	Points Change
$13,743	13%	$13,775	18%	$(32)	(5)%
Selling and marketing expenses for the three months ended March 28, 2010 remained essentially unchanged from the three months ended March 29, 2009. Approximately $1.2 million and $1.0 million of share-based compensation expense was included in selling and marketing costs for the three months ended March 28, 2010 and March 29, 2009, respectively. Selling and marketing headcount decreased to 130 at March 28, 2010 from 138 at March 29, 2009. The decrease in headcount resulted in a net decrease of approximately $0.5 million in salary and related expenses as compared to the same period in fiscal 2009 partially offset by an increase in outside services of approximately $0.2 million related to new product launches and promotional sponsorships. We will continue to target advertising, market promotions, and heighten brand awareness of our new and existing products in an effort to provide overall revenue growth. The decrease in selling and marketing expenses as a percentage of net revenues was primarily due to the relatively fixed amount of such expenses being spread over a higher revenue base.

General and Administrative. Ongoing general and administrative expenses consists primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees, and other corporate expenses. Expenses for the three months ended March 28, 2010 and March 29, 2009 were as follows (in thousands):

General and Administrative
Three Months Ended		Three Months Ended
March 28,	Percentage of	March 29,	Percentage of	Increase/	Percentage
2010	Net Revenues	2009	Net Revenues	(Decrease)	Points Change
$12,099	12%	$7,324	9%	$4,775	3%
General and administrative expenses for the three months ended March 28, 2010 compared to the three months ended March 29, 2009 increased approximately $4.8 million, or 65%. Approximately $1.4 million and $1.6 million of share-based compensation expense was included in general and administrative costs for the three months ended March 28, 2010 and March 29, 2009, respectively. General and administrative headcount decreased to 126 at March 28, 2010 from 139 at March 29, 2009. The decrease in headcount resulted in a net decrease of approximately $0.7 million in salary and related expenses partially offset by an increase in performance based compensation of approximately $0.6 million. The increase in general and administrative expenses was primarily due to an increase in litigation and other legal costs of approximately $4.7 million.
Amortization of Other Intangible Assets. Amortization of other intangible assets includes the amortization of intangible assets such as patents, customer relationships, and tradenames with estimable lives. Our amortization expense for the three months ended March 28, 2010 and March 29, 2009 were as follows (in thousands):

Amortization of Other Intangible Assets
Three Months Ended		Three Months Ended
March 28,	Percentage of	March 29,	Percentage of	Increase/	Percentage
2010	Net Revenues	2009	Net Revenues	(Decrease)	Points Change
$1,698	2%	$699	1%	$999	1%
Amortization of other intangible assets for the three months ended March 28, 2010 compared to the three months ended March 29, 2009 increased approximately $1.0 million, or 143%. The increase was primarily due to amortization expense related to a patent licensing agreement entered into in the current fiscal year partially offset by a lower unamortized balance of intangibles at the beginning of the current fiscal quarter.
Nonoperating (Expense) Income, net. Nonoperating (expense) income, net consists primarily of interest income, interest expense and other non-operating income and expense items. Our nonoperating (expense) income, net for the three months ended March 28, 2010 and March 29, 2009 were as follows (in thousands):

Nonoperating (Expense) Income, net
Three Months Ended		Three Months Ended
March 28,	Percentage of	March 29,	Percentage of	Increase/	Percentage
2010	Net Revenues	2009	Net Revenues	(Decrease)	Points Change
$(166)	—%	$788	1%	$(954)	(1)%
Our nonoperating (expense) income, net, for the three months ended March 28, 2010 compared to the three months ended March 29, 2009 decreased approximately $1.0 million, or 121%. Included in nonoperating (expense) income is a foreign currency loss of approximately $0.2 million for the three months ended March 28, 2010 compared to a foreign currency gain of approximately $0.2 million for the three months ended March 29, 2009. The net decrease was primarily due to a lower balance of investments combined with lower interest rates on investments.
Income Taxes. Income taxes for the three months ended March 28, 2010 and March 29, 2009 were as follows (in thousands):

Income Taxes
Three Months Ended		Three Months Ended
March 28,	Percentage of	March 29,	Percentage of	Increase/	Percentage
2010	Net Revenues	2009	Net Revenues	(Decrease)	Points Change
$(7,933)	(8)%	$(1,652)	(2)%	$(6,281)	(6)%

Income tax benefits for the three months ended March 28, 2010 compared to the three months ended March 29, 2009 increased approximately $6.3 million, or 380%. Our effective tax rate was a benefit of approximately 148% for the three months ended March 28, 2010 compared to a benefit of approximately 22% for the three months ended March 29, 2009. Approximately $2.8 million of the increase in income tax benefits for the three months ended March 28, 2010 compared to March 29, 2009 was primarily due to a change in the geographic mix of taxable income between domestic and foreign jurisdictions. The remaining increase was primarily due to an increase in tax benefits related to domestic production activities deductions for tax years 2005 through 2007 of approximately $5.7 million related to a study completed in the current quarter and an increase in tax benefits related to share-based compensation of approximately $1.1 million, partially offset by a decrease in tax benefits related to a release of liabilities for uncertain tax positions as a result of an expiration of statute of limitations of approximately $2.4 million and a decrease in tax benefits related to lower Federal research credits of approximately $1.2 million. Tax benefits from Federal research credits were higher during the three months ended March 29, 2009 due to the expiration of the Federal research credit on December 31, 2009.
Nine months ended March 28, 2010, compared to nine months ended March 29, 2009
Net Revenues. Net revenues for the nine months ended March 28, 2010, decreased by approximately $2.9 million, or 1%, to approximately $296.0 million compared to approximately $298.9 million for the nine months ended March 29, 2009.
Net Revenues by Product Line
The following chart details our net revenues by product line for the nine months ended March 28, 2010 and March 29, 2009:

	Net Revenues by Product Line
	Nine Months Ended	Percentage	Nine Months Ended	Percentage
	March 28,	of Net	March 29,	of Net	Increase/	Percentage
(in thousands)	2010	Revenues	2009	Revenues	(Decrease)	Change
Host Server Products	$215,792	73%	$221,275	74%	$(5,483)	(2)%
Embedded Storage Products	79,906	27%	77,203	26%	2,703	4%
Other	323	—	447	—	(124)	(28)%

Total net revenues	$296,021	100%	$298,925	100%	$(2,904)	(1)%

For the nine months ended March 28, 2010, our Fibre Channel based products accounted for the vast majority of our HSP revenues. The slight decrease in our HSP net revenue for the nine months ended March 28, 2010 compared to the nine months ended March 29, 2009 was mainly due to a decrease in average selling price of approximately 8% partially offset by an increase in units shipped of approximately 6%.
The increase in our ESP net revenue for the nine months ended March 28, 2010 compared to the nine months ended March 29, 2009 was primarily due to an increase in units shipped of approximately 9% partially offset by a decrease in average selling price of approximately 5%.
Net Revenues by Major Customers
Customers whose direct net revenues, or total direct and indirect net revenues (including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties), exceeded 10% of our net revenues were as follows:

	Net Revenues by Major Customers
	Direct Revenues		Total Direct and Indirect Revenues (2)
	Nine Months Ended	Nine Months Ended	Nine Months Ended	Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2010	2009	2010	2009
Net revenue percentage (1):
OEM:
EMC	—	—	12%	14%
Hewlett-Packard	13%	17%	14%	17%
IBM	22%	23%	31%	30%

(1)	Amounts less than 10% are not presented.

(2)
Customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.

Direct sales to our top five customers accounted for approximately 58% of total net revenues for the nine months ended March 28, 2010, compared to approximately 61% for the nine months ended March 29, 2009. Direct and indirect sales to our top five customers accounted for approximately 72% and 73% of total net revenues for the nine months ended March 28, 2010 and March 29, 2009, respectively. Our net revenues from customers can be significantly impacted by changes to our customers’ business and their business models.
Net Revenues by Sales Channel
Net revenues by sales channel were as follows:

	Net Revenues by Sales Channel
	Nine Months Ended	Percentage	Nine Months Ended	Percentage
	March 28,	of Net	March 29,	of Net	Increase/	Percentage
(in thousands)	2010	Revenues	2009	Revenues	(Decrease)	Change
OEM	$249,498	84%	$242,662	81%	$6,836	3%
Distribution	46,214	16%	56,176	19%	(9,962)	(18)%
Other	309	—	87	—	222	255%

Total net revenues	$296,021	100%	$298,925	100%	$(2,904)	(1)%

The slight increase in OEM net revenues as a percentage of total net revenues was mainly due to our customers migrating from purchasing our products through the distribution channel toward purchasing our products through OEM server manufacturers.
Net Revenues by Geographic Territory
Our net revenues by geographic territory based on billed-to location were as follows:

	Net Revenues by Geographic Territory
	Nine Months Ended	Percentage	Nine Months Ended	Percentage
	March 28,	of Net	March 29,	of Net	Increase/	Percentage
(in thousands)	2010	Revenues	2009	Revenues	(Decrease)	Change
United States	$95,672	32%	$109,602	37%	$(13,930)	(13)%
Europe, Middle East, and Africa	93,396	32%	98,656	33%	(5,260)	(5)%
Asia Pacific	102,855	35%	86,119	29%	16,736	19%
Rest of world	4,098	1%	4,548	1%	(450)	(10)%

Total net revenues	$296,021	100%	$298,925	100%	$(2,904)	(1)%

We believe the decrease in United States net revenues and increase in Asia Pacific net revenues as percentages of total net revenues for the nine months ended March 28, 2010 compared to the nine months ended March 29, 2009 was primarily due to our OEM customers migrating towards using contract manufacturers located internationally, predominantly in Asia Pacific. The overall decrease in net revenues was due to the global economic slowdown that has resulted in decreased spending in general and in the technology sector specifically. However, as we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.

Gross Profit. Gross profit consists of net revenues less cost of sales. Our gross profit for the nine months ended March 28, 2010 and March 29, 2009 were as follows (in thousands):

Gross Profit
Nine Months Ended		Nine Months Ended
March 28,	Percentage of Net	March 29,	Percentage of Net	Increase/	Percentage Points
2010	Revenues	2009	Revenues	(Decrease)	Change
$183,310	62%	$182,739	61%	$571	1%
Cost of sales includes the cost of producing, supporting, and managing our supply of quality finished products. Cost of sales also included approximately $14.2 million of amortization of technology intangible assets for both the nine months ended March 28, 2010 and March 29, 2009. Approximately $0.9 million and $1.1 million of share-based compensation expense were included in cost of sales for the nine months ended March 28, 2010 and March 29, 2009, respectively. Gross margin increased slightly during the nine months ended March 28, 2010 primarily due to higher manufacturing volume and resulting efficiencies, partially offset by a decline in average sales price.
Engineering and Development. Engineering and development expenses consists primarily of salaries and related expenses for personnel engaged in the design, development, and support of our products. These expenses included third-party fees paid to consultants, prototype development expenses, and computer service costs related to supporting computer tools used in the design process. Expenses for the nine months ended March 28, 2010 and March 29, 2009 were as follows (in thousands):

Engineering and Development
Nine Months Ended		Nine Months Ended
March 28,	Percentage of Net	March 29,	Percentage of Net	Increase/	Percentage Points
2010	Revenues	2009	Revenues	(Decrease)	Change
$94,417	32%	$99,293	33%	$(4,876)	(1)%
Engineering and development expenses for the nine months ended March 28, 2010 compared to the nine months ended March 29, 2009 decreased approximately $4.9 million, or 5%. Approximately $5.4 million and $8.2 million of share-based compensation expense was included in engineering and development costs for the nine months ended March 28, 2010 and March 29, 2009, respectively. As a result of organizational changes in fiscal 2009, engineering and development headcount decreased to 454 at March 28, 2010 from 472 at March 29, 2009. The decrease in headcount resulted in a net decrease of approximately $3.8 million in salary and related expenses as compared to the same period in fiscal 2009, partially offset by an increase in performance based compensation of approximately $1.7 million. In addition, information technology spending decreased by approximately $1.6 million, depreciation expense decreased by approximately $1.1 million, and supplies and equipment expense decreased by approximately $0.8 million, offset by an increase in new product development costs of approximately $4.1 million.
Selling and Marketing. Selling and marketing expenses consists primarily of salaries, commissions, and related expenses for personnel engaged in the marketing and sales of our products, as well as trade shows, product literature, promotional support costs, and other advertising related costs. Expenses for the nine months ended March 28, 2010 and March 29, 2009 were as follows (in thousands):

Selling and Marketing
Nine Months Ended		Nine Months Ended
March 28,	Percentage of Net	March 29,	Percentage of Net	Increase/	Percentage Points
2010	Revenues	2009	Revenues	(Decrease)	Change
$42,415	14%	$41,561	14%	$854	—%
Selling and marketing expenses for the nine months ended March 28, 2010 compared to the nine months ended March 29, 2009 increased approximately $0.9 million, or 2%. Approximately $2.6 million and $3.0 million of share-based compensation expense was included in selling and marketing costs for the nine months ended March 28, 2010 and March 29, 2009, respectively. Selling and marketing headcount decreased to 130 at March 28, 2010 from 138 at March 29, 2009. The decrease in headcount resulted in a net decrease of approximately $1.6 million in salary and related expenses as compared to the same period in fiscal 2009, offset by an increase in performance based compensation of approximately $2.8 million.

General and Administrative. Ongoing general and administrative expenses consists primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees, and other corporate expenses. Expenses for the nine months ended March 28, 2010 and March 29, 2009 were as follows (in thousands):

General and Administrative
Nine Months Ended		Nine Months Ended
March 28,	Percentage of Net	March 29,	Percentage of Net	Increase/	Percentage Points
2010	Revenues	2009	Revenues	(Decrease)	Change
$36,274	12%	$26,288	9%	$9,986	3%
General and administrative expenses for the nine months ended March 28, 2010 compared to the nine months ended March 29, 2009 increased approximately $10.0 million, or 38%. Approximately $4.3 million and $5.7 million of share-based compensation expense was included in general and administrative costs for the nine months ended March 28, 2010 and March 29, 2009, respectively. General and administrative headcount decreased to 126 at March 28, 2010 from 139 at March 29, 2009. The decrease in headcount resulted in a net decrease of approximately $0.9 million in salary and related expenses offset by an increase in performance based compensation of approximately $2.0 million. The increase in general and administrative expenses was primarily due to an increase in litigation and other legal costs of approximately $10.3 million.
Amortization of Other Intangible Assets. Amortization of other intangible assets includes the amortization of patents, customer relationships, and tradenames with estimable lives. Our amortization expense for the nine months ended March 28, 2010 and March 29, 2009 were as follows (in thousands):

Amortization of Other Intangible Assets
Nine Months Ended		Nine Months Ended
March 28,	Percentage of Net	March 29,	Percentage of Net	Increase/	Percentage Points
2010	Revenues	2009	Revenues	(Decrease)	Change
$5,094	2%	$4,637	1%	$457	1%
Amortization of other intangible assets for the nine months ended March 28, 2010 compared to the nine months ended March 29, 2009 increased approximately $0.5 million, or 10%. The increase was primarily due to amortization expense related to a patent licensing agreement entered into in the current fiscal year partially offset by a lower unamortized balance of intangibles at the beginning of the current fiscal year.
Nonoperating Income, net. Nonoperating income, net consisted primarily of interest income, interest expense and other non-operating income and expense items. Our nonoperating income, net for the nine months ended March 28, 2010 and March 29, 2009 were as follows (in thousands):

Nonoperating Income, net
Nine Months Ended		Nine Months Ended
March 28,	Percentage of Net	March 29,	Percentage of Net	Increase/	Percentage Points
2010	Revenues	2009	Revenues	(Decrease)	Change
$140	—%	$4,022	1%	$(3,882)	(1)%
Our nonoperating income, net, for the nine months ended March 28, 2010 compared to the nine months ended March 29, 2009 decreased approximately $3.9 million, or 97%. The net decrease was primarily due to a lower balance of investments combined with lower interest rates on investments.
Income Taxes. Income taxes for the nine months ended March 28, 2010 and March 29, 2009 were as follows (in thousands):

Income Taxes
Nine Months Ended		Nine Months Ended
March 28,	Percentage of Net	March 29,	Percentage of Net	Increase/	Percentage Points
2010	Revenues	2009	Revenues	(Decrease)	Change
$(20,839)	(7)%	$2,929	1%	$(23,768)	(8)%
Income taxes for the nine months ended March 28, 2010 compared to the nine months ended March 29, 2009 decreased approximately $23.8 million, or 811%. Our effective tax (benefit) rate was approximately (397)% for the nine months ended March 28, 2010 compared to approximately 20% for the nine months ended March 29, 2009. Approximately $19.2 million of the increase in income tax benefits for the nine months ended March 28, 2010 compared to the nine months ended March 29, 2009 was primarily due to change in the geographic mix of taxable income between domestic and foreign jurisdictions. The remaining increase was primarily due to an increase in tax benefits related to domestic production activities deductions for tax years 2005 through 2007 of approximately $5.7 million resulting from a study completed in the current year, a tax benefit of approximately $4.0 million related to the option exchange program, and an increase in tax benefits related to share-based compensation of approximately $3.1 million, partially offset by a decrease in tax benefits related to lower Federal research credits of approximately $6.5 million and a decrease in tax benefits related to a release of liabilities for uncertain tax positions as a result of an expiration of statute of limitations of approximately $2.1 million. Tax benefits from Federal research credits were higher during the nine months ended March 29, 2009 due to the expiration of the Federal research credit on December 31, 2009 and due to the retroactive extension of the Federal research credit in October 2008 as part of the Emergency Economic Stabilization Act of 2008.

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
Revenue Recognition. We generally recognize revenue at the time of shipment when title and risk of loss have passed, evidence of an arrangement has been obtained, pricing is fixed or determinable, and collectibility has been reasonably assured (Basic Revenue Recognition Criteria). We make certain sales through two tier distribution channels and have various distribution agreements with selected distributors and Master Value Added Resellers (collectively, the Distributors). These distribution agreements may be terminated upon written notice by either party. Additionally, these Distributors are generally given privileges to return a portion of inventory and to participate in price protection and cooperative marketing programs. Therefore, we recognize revenue on our standard products sold to our Distributors based on data received from the Distributors and management’s estimates to approximate the point that these products have been resold by the Distributors. OEM-specific models sold to our Distributors are governed under the related OEM agreements rather than under these distribution agreements. We recognize revenue at the time of shipment for OEM specific products shipped to the Distributors when the Basic Revenue Recognition Criteria have been met. Additionally, we maintain accruals and allowances for price protection and various other marketing programs. We classify the costs of these incentive programs based on the benefit received, if applicable, as either a reduction of revenue, a cost of sale, or an operating expense. Our early adoption of the new guidance related to multiple deliverable revenue arrangements and certain revenue arrangements that include software elements during the three months ended March 28, 2010 with retroactive application to the beginning of fiscal 2010 did not impact our revenue recognized for the interim or year-to-date period ended March 28, 2010.
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
Intangible Assets and Other Long-Lived Assets. Intangible assets resulting from acquisitions are carried at cost less accumulated amortization and impairment charges, if any. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets, ranging from five to seven years. Furthermore, we assess whether our long-lived assets, including intangible assets and equity investment in a privately-held company recorded under the cost method, should be tested for recoverability periodically and whenever events or circumstances indicate that their carrying value may not be recoverable. The amount of impairment, if any, is measured based on fair value, which is determined using projected discounted future operating cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.

Inventories. Inventories are stated at the lower of cost, on a first-in, first-out basis, or market. We use a standard cost system to determine cost. The standard costs are adjusted periodically to represent actual cost. We regularly compare forecasted demand and the composition of the forecast against inventory on hand and open purchase commitments in an effort to ensure that the carrying value of inventory does not exceed net realizable value. Accordingly, we may have to reduce the carrying value of excess and obsolete inventory if forecasted demand decreases.
Goodwill. Goodwill is not amortized, but instead is tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that goodwill might be impaired. Management considers our business as a whole to be its reporting unit for purposes of testing for impairment. This impairment test is performed annually during the fourth fiscal quarter. As of March 28, 2010, the fair value of the reporting unit substantially exceeded its carrying value.
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
Stock-Based Compensation. We account for our stock-based awards to employees and non-employees using the fair value method. Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. The fair value of each unvested stock award is determined based on the closing price of our common stock at grant date. For stock options, the measurement of stock-based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term, stock price volatility, dividend rate, risk free interest rate, and award forfeiture rate. The input factors used in the valuation model are based on subjective future expectations combined with management judgment. If there is a difference between the forfeiture assumptions used in determining stock-based compensation costs and the actual forfeitures, which become known over time, we may change the assumptions used in determining stock-based compensation costs. These changes may materially impact our results of operations in the period such changes are made. See Note 10 in the accompanying notes to condensed consolidated financial statements contained elsewhere herein for additional information and related disclosures.

Litigation Costs. We record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. Legal and other litigation related costs are recognized as the services are provided. We record insurance recoveries for litigation costs for which both conditions are met: (i) the recovery is probable and (ii) collectability is reasonably assured. The insurance recoveries recorded are only to the extent the litigation costs have been incurred and recognized in the financial statements; however, it is reasonably possible that the actual recovery may be significantly different from our estimates. There are many uncertainties associated with any litigation, and we cannot provide assurance that any actions or other third party claims against us will be resolved without costly litigation or substantial settlement charges. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected.
Recently Adopted Accounting Standards
See Note 1 of Notes to Condensed Consolidated Financial Statements for a description of the recently adopted accounting standards.
Recently Issued Accounting Standards
See Note 1 of Notes to Condensed Consolidated Financial Statements for a description of the recently issued accounting standards we have not yet adopted.
Liquidity and Capital Resources
At March 28, 2010, we had approximately $351.4 million in working capital and approximately $287.5 million in cash and cash equivalents and current investments. At June 28, 2009, we had approximately $354.3 million in working capital and approximately $302.4 million in cash and cash equivalents and current investments. We invest in instruments that meet credit quality standards in accordance with our investment guidelines. We limit our exposure to any one issuer or type of investment with the exception of U.S. Government issued or U.S. Government sponsored entity securities. Our other investments consisted of term deposits, municipal bonds, and fixed income securities as of March 28, 2010 and we did not hold any auction rate securities or direct investments in mortgage-backed securities. We have primarily funded our cash needs from continuing operations. As part of our global initiatives, we plan to continue our strategic investment in research and development, sales and marketing, capital equipment, and facilities. We may also consider internal and external investment opportunities in order to achieve our growth and market leadership goals, including business acquisitions, licensing and joint-development agreements with our suppliers and other third parties.
In early August 2008, our Board of Directors authorized a plan to repurchase up to $100.0 million of our outstanding common stock. In April 2009, upon receipt of an unsolicited takeover proposal and related tender offer of Broadcom Corporation to acquire us, our Board of Directors elected to temporarily suspend any activity under the share repurchase plan. In light of Broadcom’s announcement of its decision to allow its tender offer to expire on July 14, 2009, Emulex’s Board of Directors elected to reactivate the $100.0 million share repurchase plan effective July 15, 2009. Through March 28, 2010, the Company has repurchased 2.0 million shares of its common stock for an aggregate purchase price of approximately $18.2 million or an average of $9.12 per share under this plan. Our Board of Directors has not set an expiration date for the plan.
We believe that our existing cash and cash equivalents, current investments, and anticipated cash flows from operating activities will be sufficient to support our working capital needs and capital expenditure requirements for at least the next 12 months. We currently do not have any outstanding lines of credit or other borrowings.
Cash provided by operating activities during the nine months ended March 28, 2010 was approximately $41.8 million compared to approximately $26.5 million during the nine months ended March 29, 2009. The current period cash provided by operating activities was primarily due to net income of approximately $26.1 million before adjustments for amortization of intangible assets of approximately $19.3 million, depreciation and amortization of approximately $15.7 million, and share-based compensation expense of approximately $13.2 million, partially offset by an increase in deferred income taxes of $13.6 million, an increase in accounts and other receivables of approximately $11.6 million, and an increase in prepaid expenses and other assets of $7.4 million.

Cash used in investing activities during the nine months ended March 28, 2010 was approximately $64.0 million compared to cash provided by investing activities of approximately $71.2 million during the nine months ended March 29, 2009. The current period usage of cash was primarily due to purchases of investments of approximately $57.9 million, partially offset by maturities of investments of approximately $31.9 million. The remaining usage of cash was due to a payment of approximately $20.0 million pursuant to a patent licensing arrangement with a third party and approximately $11.0 million in loans to privately-held companies. See Notes 5 and 6 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q. We anticipate higher capital expenditures in the future as we continue to implement our global initiatives and grow our company.
Cash used in financing activities for the nine months ended March 28, 2010 was approximately $18.5 million compared to approximately $38.0 million for the nine months ended March 29, 2009. The current period usage of cash was primarily due to the purchase of treasury stock of approximately $18.2 million compared to approximately $39.9 million in the same period in the prior year.
We have disclosed outstanding legal proceedings in Note 8 to our condensed consolidated financial statements. Although we cannot be certain of the outcome of any litigation, we currently believe the final resolution of outstanding litigation will not have a material adverse effect on the Company’s liquidity or capital resources.
The following summarizes our contractual obligations as of March 28, 2010, and the effect such obligations are expected to have on our liquidity in future periods. The estimated payments reflected in this table are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those reflected in the table.

	Payments Due by Period
	(in thousands)
		Remaining
	Total	2010	2011	2012	2013	2014	Thereafter
Leases (1)	$12,988	$1,558	$5,839	$3,980	$1,611	$—	$—
Purchase commitments	40,382	40,218	164	—	—	—	—
Other commitments (2)	13,486	3,155	10,326	4	1	—	—

Total	$66,856	$44,931	$16,329	$3,984	$1,612	$—	$—

(1)	Lease payments include common area maintenance (CAM) charges.

(2)
Consists primarily of commitments for professional services of approximately $8.8 million and non-recurring engineering services of approximately $2.6 million but excludes approximately $30.0 million of unrecognized tax benefits for which we cannot make a reasonably reliable estimate of the period of payment.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our cash and cash equivalents are not subject to significant interest rate risk due to their short terms to maturity.  Cash equivalents include money market funds that invest in U.S. government securities and U.S. government sponsored entity securities. As of March 28, 2010, the carrying value of our cash and cash equivalents approximated fair value.
As of March 28, 2010, our investment portfolio of approximately $34.3 million consists primarily of term deposits and fixed income securities. We have the positive intent and ability to hold these investments to maturity.  We did not hold any auction rate securities or direct investments in mortgage-backed securities as of March 28, 2010.   The fair market value of our investment portfolio is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of March 28, 2010, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows.

Foreign Currency Exchange Risk.
Our revenue and spending is transacted primarily in U.S. dollars; however, starting in fiscal 2009 we increased our transactions in other currencies to fund our global initiatives. As of March 28, 2010, a 10% change in the value of the related currencies would not have a material impact on our results of operations and financial position. Changes in exchange rates can also affect the volume of sales and the relative costs of operations based overseas.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended March 28, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Litigation
On November 15, 2001, prior to the Company’s acquisition of Vixel Corporation, a securities class action was filed in the United States District Court in the Southern District of New York as Case No. 01 CIV. 10053 (SAS), Master File No. 21 MC92 (SAS) against Vixel and two of its officers and directors (one of which is James M. McCluney, the Company’s current President and Chief Executive Officer) and certain underwriters who participated in the Vixel initial public offering in late 1999. The amended complaint alleges violations under Section 10(b) of the Exchange Act and Section 11 of the Securities Act and seeks unspecified damages on behalf of persons who purchased Vixel stock during the period October 1, 1999 through December 6, 2000. In October 2002, the parties agreed to toll the statute of limitations with respect to Vixel’s officers and directors until September 30, 2003, and on the basis of this agreement, Vixel’s officers and directors were dismissed from the lawsuit without prejudice. During June 2003, Vixel and the other issuer defendants in the action reached a tentative settlement with the plaintiffs that would, among other things, result in the dismissal with prejudice of all claims against the defendants and their officers and directors. In connection with the possible settlement, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements so that they would not expire prior to any settlement being finalized. Although Vixel approved this settlement proposal in principle, it remained subject to a number of procedural conditions, as well as formal approval by the court. On August 31, 2005, a Preliminary Order In Connection With Settlement Proceedings was issued by the court which among other items, set a date for a Settlement Fairness Hearing held on April 24, 2006, and the form of notice to the Settlement Classes of the Issuers’ Settlement Stipulation. In December 2005, the settlement notices authorized by the court were sent to former Vixel stockholders and the web site www.iposecuritieslitigation.com was created for claimants, as well as a March 24, 2006 objection deadline. At the Settlement Fairness Hearing held on April 24, 2006, the court raised the following primary issues: (1) the (possible) change in value of the settlement since preliminary approval, and whether the benefits of the settlement should be evaluated at the time of approval or at the time of negotiation; (2) how the class certification argument before the Second Circuit Court of Appeals could or would affect the fairness of the settlement; (3) how to evaluate the intangible benefits of the settlement to the class members; and (4) how to value the $1 billion guarantee (for the consolidated litigation involving Vixel and 297 other Issuers) by insurers in the stipulation and agreement of settlement in light of the underwriters’ potential future settlements. The Court did not rule on April 24, 2006 on the motion for final approval or objections. On June 6, 2006, the Second Circuit Court of Appeals held oral arguments on the appeal by the underwriters of Judge Scheindlin’s class certification decision. On or about July 17, 2006, Emulex assigned to the class action plaintiffs any IPO claims that Emulex (Vixel) had against RBC Dain Rauscher in the IPO litigation, as required by the settlement agreement. On December 5, 2006, the Second Circuit Court of Appeals issued a decision reversing Judge Scheindlin’s class certification decision. On December 14, 2006, Judge Scheindlin issued an order to stay all proceedings pending a decision from the Second Circuit on whether it will hear further argument. On about January 6, 2007, Emulex assigned to the class action plaintiffs any IPO claims that Emulex (Vixel) had against The Bear Stearns Companies Inc. and Bear Stearns & Co. Inc. in the IPO litigation, as required by the settlement agreement. On April 6, 2007, the Second Circuit denied the plaintiffs’ petition for rehearing of the decision denying class certification. During April 2007, counsel for Emulex and other Issuers informed Judge Scheindlin that, in light of the Second Circuit opinion, the settlement agreement could not be approved because the defined settlement class, like the litigation class, did not meet the Second Circuit requirements for certification. Judge Scheindlin held a conference on May 30, 2007 to consider issues relating to the class definitions, the statute of limitations, settlement, and discovery. On June 25, 2007, Judge Scheindlin signed a Stipulation and Order submitted by the parties which terminated the June 10, 2004 Stipulation and Agreement of Settlement with Defendant Issuers and Individuals. On June 26, 2007, a document production request from the plaintiffs to all 298 issuers (including Vixel) was received, covering documents from each issuer’s inception through December 31, 2001. In September 2007, due to the expiration of the tolling agreements, those officers and directors who had entered tolling agreements with the plaintiffs agreed to extend those agreements until August 27, 2010. On November 15, 2007, the issuers and their respective insurers entered into an Insurers-Insureds Agreement (replacing an earlier agreement), which provides for the insurers to pay for certain defense costs under applicable issuer insurance policies. On December 21, 2007, issuer defendants filed an opposition to plaintiffs’ motion for class certification of certain focus cases. On March 26, 2008, defendants’ motion to dismiss was denied except to certain claims by plaintiffs who did not suffer damages or whose claims were time barred. On Oct. 10, 2008, Judge Scheindlin signed an order granting the plaintiffs’ request to withdraw the class certification motion in the six focus cases (Emulex/Vixel is not in a focus case). On April 1, 2009, the parties signed a Stipulation and Agreement of Settlement (the 2009 Settlement) which the District Court subsequently approved on October 6, 2009. The 2009 Settlement provides for a settlement amount of $586 million, and Emulex has no obligation to pay any part of that amount. The District Court has entered judgment in all of the IPO cases as of February 17, 2010 and notices of appeal have been filed by six groups of appellants.
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
On May 11, 2009, the Court of Chancery of the State of Delaware granted plaintiff Reid Middleton’s motion to expedite proceedings and set a trial date in the Delaware lawsuits beginning on July 8, 2009. On July 6, 2009, the Court of Chancery continued the July 8, 2009 trial date indefinitely.
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
On December 3, 2009, the plaintiffs’ attorneys filed an application for an award of attorneys’ fees and expenses. The Court rejected the plaintiff’s request for attorneys’ fees as premature on December 18, 2009. On February 4, 2010, the Court of Chancery granted a Scheduling Order setting a trial date for December 6-10, 2010.
On September 14, 2009, Broadcom Corporation filed a patent infringement lawsuit against the Company in the United States District Court, in the Central District of California. The original complaint alleged that the Company is infringing 10 Broadcom patents covering certain data and storage networking technologies. On February 23, 2010, Broadcom filed a first amended complaint. The first amended complaint alleges that the Company is infringing 11 Broadcom patents covering certain data and storage networking technologies. The complaint seeks declaratory and injunctive relief, monetary damages, and interest and costs, including attorneys’ and expert fees. On March 25, 2010, the Company filed its answer and affirmative defenses to the first amended complaint alleging that it believes that the Broadcom patents at issue are invalid or not infringed, or both. In addition, the Company has asserted counterclaims for declaratory judgment of invalidity and non-infringement against each of the Broadcom patents at issue, and seeks award of attorneys’ fees, costs, and expenses. On January 11, 2010, the Court set a trial date of September 20, 2011. The parties currently are engaged in discovery.

On November 9, 2009, the Company filed a lawsuit against Broadcom Corporation alleging that Broadcom has acted in an anticompetitive manner in violation of federal antitrust laws, as well as made defamatory statements and engaged in acts of unfair competition. The complaint seeks actual and punitive damages, attorneys’ fees and costs, and injunctive relief against Broadcom. On January 4, 2010, the Company filed an amended complaint. The amended complaint alleges that Broadcom has acted in an anticompetitive manner in violation of federal antitrust laws and made defamatory statements. The amended complaint seeks actual and punitive damages, attorneys’ fees and costs, and injunctive relief. Broadcom has filed motions to dismiss and strike the complaint, which Emulex intends to oppose. A hearing has been set on the motions for May 17, 2010.
On February 8, 2010, QLogic Corporation filed a lawsuit in the Superior Court of California, County of Orange, against the Company alleging false advertising, unfair competition, and trade libel in connection with statements made by the Company during its earnings conference call on January 21, 2010, and a separate Company blog and related video entitled “Hot Enough to Fry an Egg: Remove Potential for Datacenter Failure.” QLogic seeks injunctive relief, actual and punitive damages, and costs. Emulex filed a motion to strike the complaint’s punitive damages claim. Emulex is not required to file an answer until the Court rules on the motion to strike.
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
The markets for our products are highly competitive and are characterized by rapid technological advances, price erosion, frequent new product introductions, and evolving industry standards. We expect that our markets will continue to attract new competition. Our current and potential competition consists of major domestic and international companies, some of which have substantially greater financial, technical, marketing, and distribution resources than we have. Additional companies, including but not limited to our suppliers, strategic partners, Original Equipment Manufacturer (OEM) customers, and emerging companies, may enter the markets for our storage networking products and new or stronger competitors may emerge as a result of consolidation in the marketplace. Additionally, our existing competitors continue to introduce products with improved price/performance characteristics, and we may have to do the same to remain competitive. Furthermore, competitors may introduce new products to the market before we do, and thus obtain a first to market advantage over us. Increased competition could result in increased price competition, reduced revenues, lower profit margins or loss of market share, any of which could have a material adverse effect on our business, results of operations, and financial condition.

A significant portion of our business depends upon the continued growth of the storage networking market and our business will be adversely affected if such growth does not occur, occurs more slowly than we anticipate, or declines.
The size of our potential market is largely dependent on the overall demand for storage in general and in particular upon the broadening acceptance of our storage networking technologies. We believe that our investment in multi protocol solutions that address the high performance needs of the storage networking market provides the greatest opportunity for our revenue growth and profitability for the future. However, the market for storage networking products may not gain broader acceptance and customers may choose alternative technologies that we are not investing in, and/or products supplied by other companies. Interest continues for other storage networking technologies such as Internet Small Computer Systems Interface (iSCSI), which may satisfy some Input/Output (I/O) connectivity requirements through standard Ethernet adapters and software at little to no incremental cost to end users. These software only iSCSI solutions compete with our Host Server Products, particularly in the low end of the market. We have also launched Converged Network Adapters (CNAs) using Fibre Channel over Ethernet (FCoE) or iSCSI protocols which may be used by the same customers impacting our Fibre Channel HBAs and mezzanine card revenues more than we anticipate. In addition, other technologies such as port bypass circuits (PBCs) and serial attached SCSI (SAS) compete with our embedded storage products today, and we may not be able to develop products fast enough or at a sufficiently low cost to compete in this market. Furthermore, since our products are sold as parts of integrated systems, demand for our products is driven by the demand for these integrated systems, including other companies’ complementary products. A lack of demand for the integrated systems or a lack of complementary products required for these integrated systems to be deployed could have a material adverse effect on our business, results of operations, and financial condition. If the storage networking market does not grow, grows more slowly than we anticipate, declines, attracts more competitors than we expect as discussed below, or if our products do not achieve continued market acceptance, our business, results of operations, and financial condition could be materially adversely affected.
Because a significant portion of our revenues is generated from sales to a limited number of customers, none of which are subject to exclusive or long-term contracts, the loss of one or more of these customers, or our customers’ failure to make timely payments to us, could adversely affect our business.
We rely almost exclusively on OEMs and sales through distribution channels for our revenue. For both the three and nine months ended March 28, 2010, we derived approximately 84% of our net revenues from sales to OEM customers and approximately 16% from sales through distribution. Furthermore, as some of our sales through distribution channels consist of OEM products, OEM customers effectively generated approximately 93% of our revenues for both the three and nine months ended March 28, 2010, respectively. Moreover, direct sales to our top five customers accounted for approximately 56% and 58% for the three and nine months ended March 28, 2010, respectively. Direct and indirect sales (including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties) accounted for approximately 72% and 71% for the three and nine months ended March 28, 2010 respectively. If we are unable to retain our current OEM and distributor customers or to recruit additional or replacement customers, our business, results of operations, and financial condition could be materially adversely affected.
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

•
Changes in general social and economic conditions, including but not limited to natural disasters, terrorism, public health crises, slower than expected market growth, reduced economic activity, delayed economic recovery, loss of consumer confidence, increased energy costs, adverse business conditions and liquidity concerns, concerns about inflation or deflation, recession, and reduced business profits and capital spending, with resulting changes in customer technology budgeting and spending; and

•	Seasonality.
As a result of these and other unexpected factors or developments, future operating results may be, from time to time, below the expectations of investors or market analysts, which would have a material adverse effect on our stock price.
A number of factors including relatively small backlog of unfilled orders, possible customer delays or deferrals and our tendency to generate a large percentage of our quarterly sales near the end of the quarter contribute to possible fluctuations in our operating results that could have an adverse impact on our results of operations and stock price.
Historically, we have generally shipped products quickly after receiving orders, meaning that we do not always have a significant backlog of unfilled orders, in particular for our HSP products. As a result, our revenues in a given quarter may depend substantially on orders received during that quarter. Alternatively, orders already in backlog may be deferred or cancelled. As a result of our expense levels being largely based on our expectations of future sales and continued investment in research and development, in the event we experience unexpected decreases in sales, our expenses may be disproportionately large relative to our revenues, and we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. A material shortfall in sales in relation to our quarterly expectations or any delay, deferral, or cancellation of customer orders would likely have an immediate and adverse impact on our results of operations and may adversely affect our stock price.

Our industry is subject to rapid technological change, thus our results of operations could be adversely affected if we are unable to keep pace with the changes to successfully compete.
The markets for our products are characterized by rapidly changing technology, evolving industry standards, and the frequent introduction of new products and enhancements. Our future success depends in large part on our ability to enhance our existing products and to introduce new products on a timely basis to meet changes in customer preferences and evolving industry standards. Currently, new and proposed technologies such as eight and 16 Gb/s Fibre Channel solutions; FCoE; Enhanced Ethernet; 10 Gb/s Ethernet solutions; low latency Ethernet solutions; Data Center Ethernet; Infiniband; iSCSI; PCI-X 2.0; PCI Express Gen one, two, and three; PCI Express Advanced Switching; SATA; SAS; and Remote Direct Memory Access (RDMA); are in development by many companies and their ultimate acceptance and deployment in the market is uncertain. We are developing some, but not all of these technologies, and we cannot be sure that the technologies we chose to develop will achieve market acceptance, or that technologies that we chose not to develop will be available to purchase or license from third parties or will be immaterial to our business. Furthermore, if our products are not available in time for the qualification cycle at an OEM, we may be forced to wait for the next qualification cycle, which is typically three years if at all. In addition, new products and enhancements developed by us may not be backwards compatible to existing equipment already installed in the market. If we are unable, for technological or other reasons, to develop new products, enhance or sell existing products, or consume raw materials in a timely and cost effective manner in response to technological and market changes, our business, results of operations, and financial condition may be materially adversely affected.
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
As our customers migrate from purchasing our products through the distribution channel toward purchasing our products through OEM server manufacturers, which have a lower average selling price, our financial condition and results of operations may be materially adversely affected.

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
Rapid changes in the evolution of technology, including the unexpected extent or timing of the transition from board level solutions to lower priced ASIC solutions, could adversely affect our business.
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
If customers elect to use lower-end HBAs in higher-end environments or applications, our business and financial condition could be negatively affected.
We supply three families of HBAs that target separate high-end, midrange and small to medium sized business user (SMB) markets. Historically, the majority of our storage networking revenues has come from our high-end server and storage solutions. In the future, increased revenues are expected to come from dual channel adapters and midrange server and storage solutions, which have lower average selling prices per port. If customers elect to utilize midrange HBAs in higher-end environments or applications, or migrate to dual channel adapters faster than we anticipate, our business and financial condition could be negatively affected.
Advancement of storage device capacity technology may not allow for additional revenue growth.
Storage device density continues to improve rapidly and at some point in the future, the industry may experience a period where the advancement in technology may increase storage device capacity to a level that may equal or exceed the need for digital data storage requirements. This would result in a situation where the number of units of storage devices required in the marketplace may level out or even decrease. Our growth in revenue depends on growth in unit shipments to offset declining average selling prices. To the extent that growth in storage device unit demand slows or decreases, our financial condition and results of operations may be materially adversely affected.
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
We have engaged in joint development projects with customers, companies we have investments in and receivables from, and third parties in the past and we expect to continue doing so in the future. Currently, we have investments in, receivables from, and commitments to various third parties related to these joint development efforts. Joint development can magnify several risks for us, including the loss of control over development of aspects of the jointly developed products and over the timing of product availability. Accordingly, we face increased risk that joint development activities will result in products that are not commercially successful or that are not available in a timely fashion. Any failure to timely develop commercially successful products through our joint development activities could have a material adverse effect on our business, results of operations, and financial condition.
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
Our EMS providers procure and manage most of the components used in our board or box level products; therefore, we face third party risks associated with ensuring product availability. Further, an adverse inventory management control issue by one or more of our third party suppliers could have a material adverse effect on our business, results of operations, and financial condition. We also purchase ASIC components from sole source suppliers, including LSI Corporation, Marvell Technology Group Ltd., Intel Corporation, ServerEngines Corporation, and Toshiba Corporation, who in turn rely on a limited number of their suppliers to manufacture ASICs, all of which create risks in assuring such component availability.
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
We have entered into Key Employee Retention Agreements with four of our current executive officers, and adopted a Change in Control Retention Plan, in which currently an additional 21 key employees participate.  The participants of these retention arrangements may be entitled to severance payments and benefits, based on a period of between twelve months and two years, upon a termination of their employment by us without cause or by them for good reason in connection with a change of control of our company (each as defined in the applicable agreement or plan). These retention arrangements may not be adequate to allow us to retain critical employees during a time when a change in control is being proposed or is imminent.

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
We believe that our products and technology do not infringe on the intellectual property rights of others or upon intellectual property rights that may be granted in the future pursuant to pending applications. We occasionally receive communications from third parties alleging patent infringement, and there is always the chance that third parties may assert infringement claims against us. Any such claims, with or without merit, could result in costly litigation, cause product shipment delays, require us to indemnify customers, or require us to enter into royalty or licensing agreements, which may or may not be available. Furthermore, we have in the past obtained, and may be required in the future to obtain, licenses of technology owned by other parties. We cannot be certain that the necessary licenses will be available or that they can be obtained on commercially reasonable terms. If we were to fail to obtain such royalty or licensing agreements in a timely manner and on reasonable terms, our business, results of operations, and financial condition could be materially adversely affected.
Broadcom recently filed a patent infringement suit against us alleging that we are infringing on 11 Broadcom patents covering certain data and storage networking technologies. Ongoing lawsuits, such as the action brought by Broadcom, present inherent risks, any of which could have a material adverse effect on our business, financial condition, or results of operations. Such potential risks include continuing expenses of litigation, risk of loss of patent rights, risk of injunction against the sale of products incorporating the technology in question, counterclaims, attorneys’ fees, and diversion of management’s attention from other business matters. See “Legal Proceedings” in Item 1, Part I of this Form 10-Q.
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
For the three and nine months ended March 28, 2010, sales in the United States accounted for approximately 35% and 32% of our total net revenues, respectively, sales in Asia Pacific accounted for approximately 33% and 35% of our total net revenues, respectively, and sales in Europe, Middle East, Africa, and the rest of the world accounted for approximately 32% and 33% of our total net revenues, respectively based on billed-to address. We expect that our sales will continue to increase outside of the United States as our customers are migrating towards using contract manufacturers located internationally, predominantly in Asia Pacific. However, because we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our sales may not be reflective of the geographic mix of end-user demand or installations. All of our sales are currently denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. In addition, an increasing amount of our expenses will be incurred in currencies other than U.S. dollars and as a result, we will be required from time to time to convert currencies to meet our obligations. Additionally, our suppliers are increasingly located outside of the U.S., and a significant portion of our products is produced at our EMS providers’ production facilities in Thailand and Malaysia. Furthermore, in connection with the reorganization of our international subsidiaries, we established a company in Ireland, and a significant portion of our sales and operations will now also occur in countries outside of the U.S. As a result, we are subject to the risks inherent in international operations. Our international business activities could be affected, limited or disrupted by a variety of factors, including, but not limited to:
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
The stock market in general and the stock prices in technology based companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. For example, during calendar year 2010 through March 28, 2010, the closing sales price of our common stock ranged from a low of $11.11 per share to a high of $14.28 per share. Factors that could have a significant impact on the market price of our stock include, but are not limited to, the following:
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
Changes in our provision for income taxes or adverse outcomes resulting from examination of our income tax returns could adversely affect our results
Our provision for income taxes is subject to volatility and could be adversely affected by numerous factors including:
•	Earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates;

•
Changes in domestic and foreign tax laws including possible U.S. changes to the taxation of earnings of foreign subsidiaries, the deductibility of expenses attributable to foreign income and changes to foreign tax credit rules;

•	Expiration or lapses of federal and state research credits;

•	Unfavorable results from income tax audits;

•	Changes in transfer pricing regulations;

•	Changes in allocation of income and expenses related to cost sharing arrangements, including adjustments related to changes in the corporate structure, acquisitions or law changes;

•	Tax effects of increases in nondeductible compensation;

•	Changes in accounting rules or principles, including the potential adoption of international financial reporting standards (IFRS) and changes in the valuation of deferred tax assets and liabilities.
Significant judgment is required to determine the recognition and measurement attribute prescribed in the accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other foreign, state and local tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In early August 2008, our Board of Directors authorized a plan to repurchase up to $100.0 million of our outstanding common stock. In April 2009, upon receipt of an unsolicited takeover proposal and related tender offer from Broadcom Corporation to acquire us, our Board of Directors elected to temporarily suspend any activity under the share repurchase plan. In light of Broadcom’s announcement of its decision to allow its tender offer to expire on July 14, 2009, our Board of Directors elected to reactivate the $100.0 million share repurchase plan effective July 15, 2009. Through March 28, 2010, the Company has repurchased 2.0 million shares of its common stock for an aggregate purchase price of approximately $18.2 million or an average of $9.12 per share under this plan. We may repurchase shares from time-to-time in open market purchases or privately negotiated transactions. The share repurchases will be financed by available cash balances and cash from operations. Our Board of Directors has not set an expiration date for the plan.
Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
	Total Number	Average	Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased under the
Period	Purchased	per Share	Or Programs	Plans or Programs
December 28, 2009 – January 24, 2010	—	—	—	$81,760,136
January 25, 2010 – February 21, 2010	—	—	—	$81,760,136
February 22, 2010 – March 28, 2010	—	—	—	$81,760,136

Total	—	—	—	$81,760,136

Item 6. Exhibits

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).
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
Date: April 30, 2010

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