Form 10-K
period 2010-06-27
EMULEX CORP /DE/
filed 2010-08-26
CIK 350917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 27, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on the New York Stock Exchange on December 24, 2009, which was the last trading day of the second quarter of fiscal 2010, of $11.00 was $997,037,723.

As of August 17, 2010, the registrant had 81,540,841 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2010 Annual Meeting of Stockholders expected to be held on November 23, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

All references to years refer to our fiscal years ended June 27, 2010, June 28, 2009, and June 29, 2008, as applicable, unless the calendar year is specified. References contained in this Annual Report on Form 10-K to “Emulex,” the “Company,” the “Registrant,” “we,” “our” and “us,” refer to Emulex Corporation and its subsidiaries.

Item 1.	Business.

Introduction and Company History

Emulex Corporation (Emulex or the Company) is a provider of a broad range of network convergence solutions that intelligently connect servers, storage, and networks within the data center. The Company’s product portfolio of Host Bus Adapters (HBAs), Converged Network Adapters (CNAs), Network Interface Cards (NICs), mezzanine cards for blade servers, application specific integrated circuits (ASICs), embedded storage bridges, routers, and switches, Input/Output Controllers (IOCs), and connectivity management solutions are proven, tested and trusted by the world’s largest and most demanding Information Technology (IT) environments.

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

Emulex’s Host Server Products (HSP) connect servers and storage to networks using a variety of industry standard protocols. Our products support Internet Protocol (IP) and storage networking, including Transmission Control Protocol (TCP)/IP, Internet Small Computer System Interface (iSCSI), Network Attached Storage (NAS), Fibre Channel, and Fibre Channel over Ethernet (FCoE). HSP include LightPulse® HBAs, OneConnecttm Universal Converged Network Adapters (UCNAs), custom form factor solutions for Original Equipment Manufacturer (OEM) blade servers, and ASICs. These products enable servers to efficiently connect to local area networks (LANs), storage area networks (SANs), and network attached storage (NAS) by offloading data communication processing tasks from the server as information is delivered and sent to the network.

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

During fiscal 2010, most of our revenues were derived from products based on Fibre Channel technology. Emulex’s products have been selected by many of the world’s leading server and storage providers, including Cisco Systems, Inc. (Cisco), Compellent Technologies, Inc. (Compellent), Dell Inc. (Dell), EMC Corporation (EMC), Fujitsu Ltd. (Fujitsu), Groupe Bull (Bull), Hewlett-Packard Company (Hewlett-Packard), Hitachi Data Systems (HDS), Hitachi Limited (Hitachi), International Business Machines Corporation (IBM), LSI Corporation (LSI), NEC Corporation (NEC), Network Appliance, Inc. (NetApp), Oracle America, Inc. (Oracle), Quantum Corporation (Quantum), Sun Microsystems, Inc. (Sun), Unisys Corporation (Unisys), and Xyratex Ltd. (Xyratex). Our distribution partners include Arrow ECS Denmark A/S (Arrow), Avnet, Inc. (Avnet), Bell Microproducts, Ltd. (Bell), Info X Distribution, LLC (Info X), Ingram Micro Inc. (Ingram Micro), Macnica Networks

Corporation (Macnica), Netmarks Inc. (Netmarks), Tech Data Corporation (Tech Data), and Tokyo Electron Device Ltd. (TED).

Industry Protocols Overview

Fibre Channel

Beginning in the late 1990’s, Fibre Channel emerged as the first storage networking technology to be widely adopted by the world’s leading server and storage systems manufacturers and is now available in two, four, and eight gigabit per second (Gb/s) solutions. Initially used primarily in the supercomputing field, Fibre Channel offered the connectivity, distance, and scalability benefits of networking architectures combined with the high performance and low latency needed for input/output (I/O) intensive applications. Its advanced capabilities enabled new architectures such as SANs which connect multiple host computers to one or more storage arrays. Additionally, Fibre Channel has been deployed within storage arrays to provide internal connectivity for disk drives, enabling enhanced performance and greater scalability.

A SAN essentially transforms dedicated servers and storage devices into network resources, greatly improving the performance and scalability beyond the capabilities of direct attached enterprise storage. By providing shared server access, the cost of expensive enterprise servers and storage can be spread across entire organizations. SANs are deployed to support a wide range of applications such as local area network (LAN) free and serverless back up, storage virtualization, and disaster recovery.

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

Internet SCSI

The iSCSI protocol, ratified by the Internet Engineering Task Force (IETF) in 2003, brought storage area networks within the reach of small and midsized businesses. The protocol encapsulates native Small Computer System Interface (SCSI) commands using TCP/IP and transmits the packets over the Ethernet network infrastructure. The range of iSCSI connectivity solutions spans simple Ethernet Network Interface Cards (NICs), that are commonly used for Ethernet LAN applications, up to high performance 10 Gb/s Ethernet (10GbE) NICs that offer full protocol processing offload from the host computer. The emergence of 10GbE addresses the issue of bandwidth and latency issues of one Gb/s Ethernet and is laying the foundation for more widespread adoption of network convergence in the data center.

Fibre Channel Over Ethernet

There are two key standards in the FCoE CNA market, one for host-based CNAs that has been developed by the International Committee for Information Technology Standards (INCITS) T11.3 working group and one for 10GbE networking, both of which are finalized. A complementary standard, DCBX (Data Center Bridging), which covers multi-hop switching (IEEE 802.1Qaz) is still going through the approval process at draft level 1.6 and was issued on June 20, 2010. FCoE combines the efficiency and enterprise hardened features of the Fibre Channel protocol with the ubiquity of an Ethernet network, while leveraging the mature storage management software and tools available with Fibre Channel. FCoE transports native Fibre Channel frames over a “no drop” or lossless Ethernet infrastructure, allowing existing Fibre Channel SAN management tools, skills, and processes to remain intact. It allows an evolutionary approach towards I/O consolidation by preserving all Fibre Channel constructs, maintaining the same latency, security, and traffic management attributes of Fibre Channel while preserving investments in Fibre Channel drivers, tools, training, and SANs. The main value proposition of FCoE is, therefore, the ability to streamline server connectivity using lossless Ethernet while protecting the substantial investments made in Fibre Channel SANs over the past 10 years.

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

Next Generation Data Center

Data centers are on the cusp of a major transformation at every level of the infrastructure. The combination of high bandwidth demand, increasing server sprawl and the need for more adaptive networking infrastructure are at the heart of today’s networking challenge. Data center managers are being challenged to keep pace with unrelenting growth — trying to deliver the applications necessary to run their businesses, while using a finite amount of resources. The Data center has transitioned from a single application per server model to a virtualized server environment with shared applications on a single physical CPU. It is now evolving into a fully abstracted model where all IT resources are virtualized and the physical hardware layer is easily interchanged and upgraded. As IT services, servers, storage and core data center infrastructure evolve into adaptive and on-demand paradigms, networking and connectivity solutions need to evolve and provide seamless integration across the global enterprise.

In response to these challenges and opportunities, Emulex introduced its Connectivity Continuumtm framework, a strategic architecture for the evolution and virtualization of connectivity and networking for the next generation data center. The Connectivity Continuum consolidates existing LAN and SAN networks into a single converged networking framework to enable unified and virtualized I/O that forms the foundation of tomorrow’s data center. Emulex’s Connectivity Continuum leverages Enhanced Ethernet to consolidate and unify all classes of connectivity and network traffic. It provides next generation data centers with revolutionary business value, operational flexibility, strategic advantage and the benefits of a staged, evolutionary model for investment protection.

Emulex’s converged networking products fully complement next generation data center consolidation efforts and improve the efficiency of overall operations. Leveraging 10GbE to carry data networking, storage, and clustering traffic simplifies network infrastructure and reduces the number of cables, switch ports and adapters which lowers overall power, cooling and space requirements.

Storage I/O Interconnects

In recent years, the hard disk drive industry has utilized I/O interconnects such as Serial Attached SCSI (SAS) and Serial Advanced Technology Attachment (SATA) for the disk drive I/O interface. Serial I/O technologies utilize a single wire over which all control and user data passes, providing higher performance, expanded connectivity, and lower cost.

SATA has already increased in line speed from one-and-a-half Gb/s to three Gb/s and six Gb/s. SAS is designed for the corporate and enterprise market as a replacement for parallel SCSI, allowing for much higher speed data transfers than previously available. Though SAS uses serial communication instead of the parallel method found in traditional SCSI devices, it still uses SCSI commands for interacting with SAS end devices.

Our Products

We are a leading designer, developer and supplier of HBAs, CNAs, NICs, mezzanine cards, Pass-Through Modules (PTM), embedded storage switches, embedded bridges, embedded routers, I/O ASICs, SOC ASICs, and connectivity management solutions that enhance access to, and storage of, electronic data and applications. In fiscal 2004, the acquisition of Vixel Corporation (Vixel) enabled us to enter the embedded storage market. In fiscal 2006, the acquisition of Aarohi Communications, Inc. (Aarohi) facilitated the addition of intelligent data center infrastructure products such as our CNAs. In fiscal 2007, we broadened our embedded footprint adding embedded storage bridges and routers with the acquisition of Sierra Logic, Inc. (Sierra Logic). In fiscal 2009, we entered into a multi-year partnership (including a multi-year joint development and supply agreement) with ServerEngines Corporation (ServerEngines) to deliver converged networking solutions. On

August 25, 2010, subsequent to our fiscal 2010, we acquired ServerEngines. The combination of Emulex and ServerEngines’ technology creates a unique offering that delivers a foundation for converged networking solutions, including adapters, mezzanine cards and LAN on Motherboard (LOM) solutions.

Host Server Products

Our Host Server Products include the development of chip level and board level server-based I/O adapters including HBAs, CNAs, and mezzanine cards using technologies such as Fibre Channel, FCoE, iSCSI, and TCP/IP. Our Fibre Channel HBAs, which represent the vast majority of our product shipments, connect host computers to a Fibre Channel network. Our adapters support a wide range of operating systems and host computer system interfaces, including Peripheral Component Interconnect (PCI) and PCI Express-based platforms. Our Fibre Channel HBA offerings include single, dual, and quad port adapters at throughput speeds of two Gb/s, four Gb/s, and eight Gb/s for use in enterprise, large, medium, and small-sized organizations.

We recently introduced our OneConnect UCNAs to our Host Server Products family. The Emulex OneConnect UCNA is a single chip, high performance 10GbE platform designed to address the key challenges of evolving data center networks and improve the overall efficiency of data center operations. Unlike first generation CNAs that only provide FCoE convergence, the Emulex OneConnect UCNA provides optimized performance for all protocols (TCP/IP, FCoE, and, iSCSI) enabling one card for all applications and all leading server architectures. The Emulex UCNA platform enables data center managers to consolidate multiple one Gb/s Ethernet links on to a single 10GbE link. The use of multiple protocol accelerators/offload engines allows Emulex OneConnect UCNAs to deliver maximum performance, regardless of the mix of protocol traffic. This diverse applicability of the UCNA simplifies server hardware configurations and reduces server sprawl in the data center.

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

Embedded Storage Products

Our Embedded Storage Products include the development of chip level, board level, and box level array based products that provide connectivity and protocol emulation functions. This includes embedded IOCs, I/O Processors (IOPs), SOCs, embedded bridges (FC/SATA/SAS), and embedded routers (FC/SATA/SAS). Emulex offers a complete portfolio of integrated, embedded storage networking products, providing customers a complete, end-to-end solution set for enterprise storage systems.

The continued demands for increased storage array capacity and system scalability, and the performance and reliability deterioration resulting from such demand have emerged as significant issues facing the storage industry. Our InSpeed Embedded Storage Switch products are designed to be a cost effective solution to address these issues.

To help storage system manufacturers address the issues related to arbitrated loop architectures, we have developed a highly integrated SOC that incorporates our InSpeed technology. InSpeed is an advanced switching architecture that results in a single chip capable of handling multiple Fibre Channel devices operating at two, four, or eight Gb/s speeds.

Our embedded router and bridge products consist of sophisticated chip and firmware solutions that emulate Fibre Channel or SAS devices while using low cost SATA and SAS Hard Disk Drives (HDDs). These products were added through our acquisition of Sierra Logic during fiscal 2007. These cost effective solutions leverage today’s existing infrastructure of Fibre Channel within enterprise storage applications, but allow storage OEMs to easily add support for SATA, SAS HDDs, and high performance SATA and SAS SSDs (Solid State Drives).

Overall

Leveraging our expertise and experience in networking and I/O technology, we have approached the storage market opportunity with a networking perspective to maximize the performance and management capabilities of our solutions. We believe the performance of our products are among the highest in the industry. Furthermore, our products support high performance connectivity features to enhance data integrity. Lastly, our products offer investment protection for our OEM customers, who often develop specialized software to interface to our adapters, as we have maintained a stable application programming interface (API) since our first generation of HBAs was introduced in 1996. More recently, we have expanded the functionality in our products to deliver high availability and remote centralized management that may be embedded in OEM and independent software vendors (ISV) SAN management products.

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

Engineering and Development

At June 27, 2010, we employed 463 engineers, other technicians, and support personnel engaged in the development of new products and the improvement of existing products. Engineering and development expenses were approximately $126.9 million, $129.8 million and $129.2 million in 2010, 2009, and 2008, respectively.

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

Concentration of Customers, Revenue by Product Families and Geographic Area

See Note 14 in the accompanying notes to consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for information regarding concentration of our customers as well as information regarding our revenue by product family and geographic area. See also “Risk Factors” contained within Part I, Item 1A of this Annual Report on Form 10-K for discussion of the risks associated with the concentration of our customers, as well as the risks associated with our revenue by product family and geographic area.

Competition

The market for our products remains intensely competitive and is characterized by frequent new product introductions, rapid technological change, changing customer preferences, evolving technology, and industry standards.

One of our largest competitors for HBA and CNA products is QLogic Corporation (QLogic). In addition, Brocade Communications Systems, Inc. (Brocade) has entered into the HBA market and more recently, the CNA market.

In some markets, CNAs face competition from NIC/iSCSI suppliers that include established Ethernet and Fibre Channel competitors as well as new entrants, including established Ethernet suppliers such as Broadcom Corporation (Broadcom), Intel Corporation (Intel), Chelsio Communications, Inc. (Chelsio), Mellanox Technologies, Ltd. (Mellanox) and other private and public companies who have invested in various aspects of data center networking. Across all storage networking technologies, we face the threat of potential competition from new entrants into the storage networking market, including large technology companies that may develop or acquire differentiating technology and then apply their resources, including established distribution channels and brand recognition, to obtain significant market share.

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

Our embedded products, including InSpeed, FibreSpy, bridge and routers as well as our IOCs and IOPs, compete against embedded storage products supplied by LSI, Maxim Integrated Products, Inc. (Maxim), and PMC-Sierra, Inc. (PMC-Sierra). Across all embedded storage technologies, we face the threat of potential competition from new entrants into the embedded storage market, including large technology companies that may develop or acquire differentiating technology and then apply their resources, including established distribution channels and brand recognition, to obtain significant market share.

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

Manufacturing and Suppliers

Our products include board level assemblies that consist primarily of electronic component parts assembled on printed circuit boards (PCBs) and box level products consisting of board level assemblies, cables, and power sources contained within an enclosure. Most component parts can be purchased from two or more sources. However, some key components that we use in our products (including our ASICs) may only be available from single sources with which we do not have contracts. In addition, we design ASICs that are embedded in our assembled products and are also sold directly to OEM customers. These ASICs are also sole sourced and manufactured by third party semiconductor foundries. The majority of our ASICs are manufactured under the direction of LSI, using a variety of qualified semiconductor, assembly, and test suppliers. Marvell Technology Group Ltd. (Marvell) is another major ASIC partner for some of our InSpeed devices and our FibreSpy products. In fiscal 2009, we entered into a multi-year joint development and supply agreement partnership with ServerEngines to deliver converged networking solutions. On August 25, 2010, subsequent to our fiscal 2010, we acquired ServerEngines. In addition to hardware, we design software and firmware, which is provided as embedded programs within our hardware products.

During fiscal 2010, Benchmark Electronics, Inc. (Benchmark) manufactured for us at their facility in Ayudhaya, Thailand and Venture Corporation Limited (Venture) manufactured for us at their facility in Jahor-Bahru, Malaysia. Through our continuing strategic relationships with Benchmark and Venture, we believe we have a strong global manufacturing operation that supports our growing global customer base and provides us with increased supply chain efficiency, flexibility, and security.

The assembly operations required by our products are typical of the electronics industry, and no unusual methods, procedures or equipment are required. The sophisticated nature of the products, in most cases, requires extensive testing by specialized test devices operated by skilled personnel. Our electronics manufacturing service (EMS) providers provide this testing. However, we also maintain an internal test-engineering group for continuing support of test operations. As of June 27, 2010, we had a total of 70 regular full time manufacturing employees.

Employees

As of June 27, 2010, we employed 791 employees as follows: 463 in engineering and development, 130 in selling and marketing, 128 in general and administrative, and 70 in manufacturing. None of our employees are represented by a labor union, and we believe our employee relations are good.

Executive Officers of the Registrant

The executive and certain other officers of the Company or its principal operating subsidiaries as of June 27, 2010 were as follows:

Name	Position	Age

Paul F. Folino	Executive Chairman	65
James M. McCluney(1)	Chief Executive Officer	59
Jeffrey W. Benck(2)	President and Chief Operating Officer	45
Michael J. Rockenbach	Executive Vice President, Chief Financial Officer, Secretary, and Treasurer	49
Steve A. Daheb(3)	Senior Vice President, Chief Marketing Officer	38
Jeffrey L. Hoogenboom(3)	Senior Vice President, Worldwide Sales	44
John J. Warwick(3)	Senior Vice President, Operations	45
Randall G. Wick(4)	Senior Vice President, General Counsel	56

(1)	Effective August 24, 2010, Mr. McCluney resigned as President of the Company.

(2)	Effective August 24, 2010, Mr. Benck was appointed President and Chief Operating Officer of the Company.

(3)	These persons serve in the indicated capacities as SEC Section 16 officers of the Registrant, but are not officers of the Registrant or its subsidiaries, and are considered a “significant employee.”

(4)	These persons serve as officers of the Registrant’s principal operating subsidiaries; they are not officers of the Registrant. Also, these persons serve in the indicated capacities as SEC Section 16 officers of the Registrant.

Mr. Folino joined the Company in May 1993 as president and chief executive officer and as a director, in July 2002 was promoted to chairman of the board and chief executive officer, and in September 2006, became executive chairman. From January 1991 to May 1993, Mr. Folino was president and chief operating officer of Thomas-Conrad Corporation, a manufacturer of local area networking products.

Mr. McCluney joined the Company in November 2003 as president and chief operating officer, was subsequently appointed to the position of president and chief executive officer in September 2006, and in August 2010, resigned as president of the Company. Prior to Emulex’s acquisition of Vixel Corporation (Vixel) in November 2003, Mr. McCluney had served as Vixel’s chairman, president and chief executive officer. From October 1997 to January 1999, Mr. McCluney served as president and chief operating officer of Crag Technologies, formerly Ridge Technologies, a storage system manufacturer. From October 1994 to September 1997, Mr. McCluney served in various positions at Apple Computer, Inc., including senior vice president of worldwide operations and vice president of European operations.

Mr. Benck joined the Company in May 2008 as executive vice president and chief operating officer, and in August 2010, was appointed president and chief operating officer of the Company. From April 2007 to March 2008, prior to joining the Company, Mr. Benck was president and chief operating officer of QLogic Corporation, a supplier of storage networking solutions. Prior to joining QLogic Corporation, Mr. Benck worked for International Business Machines Corporation, a global leader in information technology and services, for 18 years.

Mr. Rockenbach joined the Company in 1991 and has served as executive vice president and chief financial officer since 1997. From 1991 to 1996, Mr. Rockenbach served in senior finance and accounting positions within the Company. Prior to joining the Company, Mr. Rockenbach served in various manufacturing finance and financial planning positions at Western Digital Corporation.

Mr. Daheb joined the Company in November 2008 as chief marketing officer and senior vice president of business development. From January 2005 to November 2008, prior to joining the Company, Mr. Daheb was senior vice president of marketing and business development of BlueArc. From July 2003 to January 2005, prior to joining BlueArc Corporation, Mr. Daheb was vice president of sales and marketing of Tasman Networks, Inc. From October 2000 to July 2003, prior to joining Tasman Networks, Mr. Daheb was senior director of product marketing and technical marketing of Brocade Communications Systems, Inc. From April 1999 to October 2000, prior to joining Brocade Communications, Inc., Mr. Daheb was at Lucent Technologies Inc. where he served for a period of time as vice president of product marketing of Lucent Technologies Inc.’s WAN Systems group.

Mr. Hoogenboom joined the Company in January 2009 as senior vice president of worldwide sales. From January 2008 to December 2008, prior to joining the Company, Mr. Hoogenboom was vice president of emerging business sales of Cadence Design Systems, Inc. From January 2007 to January 2008, prior to joining Cadence Design Systems, Inc., Mr. Hoogenboom was executive vice president of sales of LSI Corporation. Prior to joining LSI Corporation, Mr. Hoogenboom spent 18 years at Intel Corporation where he held multiple sales and marketing positions including vice president, general manager of reseller channel sales and vice president of embedded sales.

Mr. Warwick joined the Company in August 2006 as senior vice president of operations. From January 2003 to August 2006, prior to joining the Company, Mr. Warwick was senior vice president of operations for Lantronix Inc. From April 2000 to January 2003, Mr. Warwick was a principal consultant for Pittiglio, Rabin Todd and McGrath, a management consulting firm for high technology industries. From January 1997 to April 2000, Mr. Warwick was senior director of materials at Western Digital Corporation. Prior to Western Digital Corporation, Mr. Warwick served in general management and operations management positions for companies in the personal computer industry.

Mr. Wick joined the Company in June 2002 and serves as senior vice president and general counsel. Prior to joining the Company, Mr. Wick served as vice president, chief operating officer and general counsel of TelOptics Corporation, a high technology privately held company, since November 2000. The prior year, he served as a legal consultant for his own firm. Previously, Mr. Wick held the positions of vice president and general counsel for Samsung Electronics America, Inc. from 1998 to 1999 and AST Research, Inc. from 1990 to 1998.

None of the executive officers of the parent Company or officers of its principal operating subsidiaries has any family relationship with any other executive officer of the Company, other officer of its principal operating subsidiaries, or director of the Company.

Item 1A.	Risk Factors.

Our acquisition of ServerEngines Corporation on August 25, 2010, involve numerous risks which may have a material adverse effect on our business and operating results.

Our acquisition of ServerEngines Corporation (ServerEngines) involves numerous risks, including, but not limited to:

•	complexities in creating and maintaining uniform standards, controls, procedures, and policies;

•	different geographic locations of the principal operations of Emulex and ServerEngines and difficulties relating to management of the former ServerEngines operations and personnel in India;

•	currency conversion exposure for payroll and other expenses of ServerEngines’s principal product development facility in Hyderabad, India;

•	difficulties with integrating acquired technology into our existing technology in a timely and efficient manner that would allow us to fully realize the benefits of this acquisition.

As a result of these and other difficulties, we may not realize the anticipated benefits of the acquisition and may encounter difficulties that could have a material adverse effect on our business and operating results or cause expectations with respect to ServerEngines specifically, and the combined companies to be inaccurate.

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

The size of our potential market is largely dependent on the overall demand for storage in general and in particular upon the broadening acceptance of our storage networking technologies. We believe that our investment in multi protocol solutions that address the high performance needs of the storage networking market provides the greatest opportunity for our revenue growth and profitability for the future. However, the market for storage networking products may not gain broader acceptance and customers may choose alternative technologies that we are not investing in, and/or products supplied by other companies. Interest continues for other storage networking technologies such as Internet Small Computer Systems Interface (iSCSI), which may satisfy some Input/Output (I/O) connectivity requirements through standard Ethernet adapters and software at little to no incremental cost to end users. These software only iSCSI solutions compete with our Host Server Products, particularly in the low end of the market. We have also launched Converged Network Adapters (CNAs) using Fibre Channel over Ethernet (FCoE) or iSCSI protocols which may be used by the same customers impacting our Fibre Channel HBAs and mezzanine card revenues more than we anticipate. In addition, other technologies such as port bypass circuits (PBCs) and serial attached SCSI (SAS) compete with our embedded storage products today, and we may not be able to develop products fast enough or at a sufficiently low cost to compete in this market. Furthermore, since our products are sold as parts of integrated systems, demand for our products is driven by the demand for these integrated systems, including other companies’ complementary products. A lack of demand for the integrated systems or a lack of complementary products required for these integrated systems to be deployed could have a material adverse effect on our business, results of operations, and financial condition. If the storage networking market does not grow, grows more slowly than we anticipate, declines, attracts more competitors than we expect as discussed above, or if our products do not achieve continued market acceptance, our business, results of operations, and financial condition could be materially adversely affected.

Because a significant portion of our revenues is generated from sales to a limited number of customers, none of which are subject to exclusive or long-term contracts, the loss of one or more of these customers, or our customers’ failure to make timely payments to us, could adversely affect our business.

We rely almost exclusively on OEMs and sales through distribution channels for our revenue. For the fiscal years ended June 27, 2010 and June 28, 2009, respectively, we derived approximately 84% and 81% of our net revenues from sales to OEM customers and approximately 16% and 19% from sales through distribution. Furthermore, as some of our sales through distribution channels consist of OEM products, OEM customers effectively generated approximately 92% of our revenue for both the fiscal years ended June 27, 2010 and June 28, 2009. Moreover, direct sales to our top five customers accounted for approximately 57% and 61% of our net revenues for the fiscal years ended June 27, 2010 and June 28, 2009, respectively. Direct and indirect sales to our top five customers (including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties) accounted for approximately 72% and 73% of our net revenues for the fiscal years ended June 27, 2010 and June 28, 2009, respectively. If we are unable to retain our current OEM and distributor customers or to recruit additional or replacement customers, our business, results of operations, and financial condition could be materially adversely affected.

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

The markets for our products are characterized by rapidly changing technology, evolving industry standards, and the frequent introduction of new products and enhancements. Our future success depends in large part on our ability to enhance our existing products and to introduce new products on a timely basis to meet changes in customer preferences and evolving industry standards. Currently, new and proposed technologies such as eight and 16 Gb/s Fibre Channel solutions; FCoE; Enhanced Ethernet; 10GbE solutions; low latency Ethernet solutions; Data Center Ethernet; Infiniband; iSCSI; PCI-X 2.0; PCI Express Gen one, two, and three; PCI Express Advanced Switching; SATA; SAS; and Remote Direct Memory Access (RDMA); are in development by many companies and their ultimate acceptance and deployment in the market is uncertain. We are developing some, but not all of these technologies, and we cannot be sure that the technologies we chose to develop will achieve market acceptance, or that technologies that we chose not to develop will be available to purchase or license from third parties or will be immaterial to our business. Furthermore, if our products are not available in time for the qualification cycle at an OEM, we may be forced to wait for the next qualification cycle, which is typically three years if at all. In addition, new products and enhancements developed by us may not be backwards compatible to existing equipment already installed in the market. If we are unable, for technological or other reasons, to develop new products, enhance or sell existing products, or consume raw materials in a timely and cost effective manner in response to technological and market changes, our business, results of operations, and financial condition may be materially adversely affected.

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

Our EMS providers procure and manage most of the components used in our board or box level products; therefore, we face third party risks associated with ensuring product availability. Further, an adverse inventory management control issue by one or more of our third party suppliers could have a material adverse effect on our business, results of operations, and financial condition. We also purchase ASIC components from sole source suppliers, including LSI Corporation, Marvell Technology Group Ltd., Intel Corporation, ServerEngines Corporation (which we acquired on August 25, 2010), and Toshiba Corporation, who in turn rely on a limited number of their suppliers to manufacture ASICs, all of which create risks in assuring such component availability.

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

We have entered into Key Employee Retention Agreements with four of our current executive officers, and adopted a Change in Control Retention Plan, in which currently an additional 20 key employees participate. The participants of these retention arrangements may be entitled to severance payments and benefits, based on a period of between twelve months and two years, upon a termination of their employment by us without cause or by them for good reason in connection with a change of control of our company (each as defined in the applicable agreement or plan). These retention arrangements may not be adequate to allow us to retain critical employees during a time when a change in control is being proposed or is imminent.

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

Broadcom has filed a patent infringement suit against us alleging that we are infringing 12 Broadcom patents covering certain data and storage networking technologies. Ongoing lawsuits, such as the action brought by Broadcom, present inherent risks, any of which could have a material adverse effect on our business, financial condition, or results of operations. Such potential risks include continuing expenses of litigation, risk of loss of patent rights, risk of injunction against the sale of products incorporating the technology in question, counterclaims, attorneys’ fees, and diversion of management’s attention from other business matters. See “Legal Proceedings” in Item 1, Part I of this Annual Report on Form 10-K.

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

For the fiscal years ended June 27, 2010 and June 28, 2009, respectively, sales in the United States accounted for approximately 33% and 38% of our total net revenues, sales in Asia Pacific accounted for approximately 35% and 29% of our total net revenues, sales in Europe, Middle East, and Africa accounted for approximately 31% and 32%, and sales in the rest of the world accounted for approximately 1% of our total net revenues based on billed-to address. We expect that our sales will continue to increase outside of the United States as our customers are migrating towards using contract manufacturers located internationally, predominantly in Asia Pacific. However, because we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our sales may not be reflective of the geographic mix of end-user demand or installations. All of our sales are currently denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. In addition, an increasing amount of our expenses will be incurred in currencies other than U.S. dollars and as a result, we will be required from time to time to convert currencies to meet our obligations. Additionally, our suppliers are increasingly located outside of the U.S., and a significant portion of our products is produced at our EMS providers’ production facilities in Thailand and Malaysia. Furthermore, in connection with the reorganization of our international subsidiaries, we established a company in Ireland, and a significant portion of our sales and operations will now also occur in countries outside of the U.S. As a result, we are subject to the risks inherent in international operations. Our international business activities could be affected, limited or disrupted by a variety of factors, including, but not limited to:

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

We may pursue other acquisitions or strategic investments, including loans to private companies, that could provide new technologies, products, or service offerings. Acquisitions or strategic investments may negatively impact our results of operations as a result of operating losses incurred by the acquired entity, the use of significant amounts of cash, potentially dilutive issuances of equity or equity-linked securities, incurrence of debt, amortization of intangible assets with determinable lives, or impairment of intangible assets. Furthermore, we may incur significant expenses pursuing acquisitions or strategic investments that ultimately may not be completed. Moreover, to the extent that any proposed acquisition or strategic investment that is not favorably received by stockholders, analysts and others in the investment community, the price of our stock could be adversely affected. In addition, acquisitions or strategic investments involve numerous risks, including, but not limited to:

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

The stock market in general and the stock prices in technology based companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. For example, during calendar year 2010 through June 27, 2010, the closing sales price of our common stock ranged from a low of $9.45 per share to a high of $14.28 per share. Factors that could have a significant impact on the market price of our stock include, but are not limited to, the following:

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

Significant judgment is required to determine the recognition and measurement attribute prescribed in the accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service (IRS) and other foreign, state and local tax authorities. We are currently under audit by the Internal Revenue Service for tax returns for fiscal years 2008 and 2009. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

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

Our corporate offices and principal product development facilities are currently located in approximately 180,000 square feet of buildings in Costa Mesa, California. We lease facilities in California, Colorado, Massachusetts, Texas, Washington, and Bangalore, India primarily for engineering and development and approximately 9 other remote offices throughout the world, primarily for sales.

Our future facilities requirements will depend upon our business, but we believe additional space, if required, may be obtained on reasonable terms.

Item 3.	Legal Proceedings.

The information set forth under Note 11 in the notes to the consolidated financial statements under the caption “Litigation” is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 2010.

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

	High	Low

2010
Fourth Quarter	$13.90	$8.69
Third Quarter	14.34	10.80
Second Quarter	12.33	9.42
First Quarter	11.00	7.94
2009
Fourth Quarter	$11.44	$4.82
Third Quarter	7.75	4.53
Second Quarter	11.00	6.08
First Quarter	14.32	9.77

Number of Common Stockholders

The approximate number of holders of record of our common stock as of August 17, 2010 was 481.

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

In early August 2008, our Board of Directors authorized a new plan to repurchase up to $100.0 million of our outstanding common stock. In April 2009, upon receipt of an unsolicited takeover proposal and related tender offer from Broadcom Corporation to acquire us, our Board of Directors elected to temporarily suspend any activity under the share repurchase plan. In light of Broadcom allowing its tender offer to expire on July 14, 2009, Emulex’s Board of Directors elected to reactivate the $100.0 million share repurchase plan effective July 15, 2009. From June 29, 2009 through June 27, 2010, the Company has repurchased 2.0 million shares of its common stock for an aggregate purchase price of approximately $18.2 million or an average of $9.12 per share under this plan. We may repurchase shares from time-to-time in open market purchases or privately negotiated transactions. The share repurchases will be financed by available cash balances and cash from operations. Subsequent to fiscal year ended June 27, 2010, we repurchased 495,200 shares of our common stock under this program for an aggregate purchase price of approximately $4.4 million for an average of $8.93 per share.

			Total	Approximate
			Number of	Dollar Value
			Shares	of Shares
			Purchased	That May
		Average	as Part of	Yet Be
	Total	Price	Publicly	Purchased
	Number	Paid	Announced	Under the
	of Shares	per	Plans	Plans
Period	Purchased	Share	or Programs	or Programs

March 29, 2010 - April 25, 2010	—	—	—	$81,760,136
April 26, 2010 - May 23, 2010	—	—	—	$81,760,136
May 24, 2010 - June 27, 2010	—	—	—	$81,760,136

Total	—	—	—	$81,760,136

Sales of Unregistered Securities

There were no sales of unregistered securities for the three months ended June 27, 2010.

Equity Compensation Plan Information

See Part III, Item 12 — “Security Ownership of Certain Beneficial Owners and Management” for certain information regarding our equity compensation plans.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on the Company’s common stock with the cumulative total return on the Standard & Poor’s 500 Index and the S&P 500 Computer Storage and Peripherals Index for the period of five fiscal years commencing July 4, 2005 and ended June 27, 2010.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
EMULEX CORPORATION COMMON STOCK, S&P 500 INDEX AND
S&P 500 COMPUTER STORAGE AND PERIPHERALS INDEX

*	Assumes the value of the investment in the Company’s common stock and each index was $100 on July 4, 2005.

Item 6.	Selected Financial Data.

The following table summarizes certain selected consolidated financial data. On May 1, 2006, we completed the acquisition of Aarohi Communications, Inc. (Aarohi), and on October 2, 2006, we completed the acquisition of Sierra Logic, Inc. (Sierra Logic).

Selected Consolidated Statements of Operations Data

	Year Ended
	June 27,	June 28,	June 29,	July 1,	July 2,
	2010	2009(2)	2008(2)	2007(2)	2006(1)(2)
	(In thousands, except per share data)

Net revenues:
Host Server Products	$288,437	$284,099	$352,687	$357,279	$340,566
Embedded Storage Products	110,283	93,559	134,858	107,578	59,203
Other	430	564	756	5,330	3,044

Total net revenues	399,150	378,222	488,301	470,187	402,813

Cost of sales	152,458	146,465	187,077	195,579	163,993

Gross profit	246,692	231,757	301,224	274,608	238,820

Operating expenses:
Engineering and development	126,850	129,795	129,232	117,833	89,669
Selling and marketing	56,554	53,460	57,946	47,870	36,169
General and administrative	50,454	41,888	38,531	31,416	23,680
Amortization of other intangible assets	6,792	5,337	9,260	12,082	10,944
Impairment of other intangible assets	—	—	—	2,001	—
In-process research and development	—	—	—	19,225	17,272

Total operating expenses	240,650	230,480	234,969	230,427	177,734

Operating income	6,042	1,277	66,255	44,181	61,086

Nonoperating income, net:
Interest income	286	4,362	11,672	20,000	21,150
Interest expense	(7)	(29)	(27)	(1,179)	(2,494)
Other income (expense), net	23	(4)	17	(3,919)	173

Total nonoperating income, net	302	4,329	11,662	14,902	18,829

Income before income taxes	6,344	5,606	77,917	59,083	79,915
Income tax (benefit) provision	(17,276)	(1,938)	84,988	29,649	39,464

Net income (loss)	$23,620	$7,544	$(7,071)	$29,434	$40,451

Net income (loss) per share:
Basic	$0.29	$0.09	$(0.09)	$0.34	$0.48

Diluted	$0.29	$0.09	$(0.09)	$0.34	$0.46

Number of shares used in per share computations:
Basic	80,097	80,770	82,323	84,545	83,920

Diluted	81,282	81,113	82,323	88,781	91,255

(1)	Net revenues have been reclassified into Host Server Products, Embedded Storage Products, and Other categories.

(2)	EPS data for all periods presented were adjusted to conform to the authoritative guidance issued by the FASB in fiscal year 2010.

Selected Consolidated Balance Sheet Data

	Year Ended
	June 27,	June 28,	June 29,	July 1,	July 2,
	2010	2009	2008	2007	2006
	(In thousands)

Total current assets	$416,551	$406,553	$457,047	$399,054	$707,554
Total current liabilities	60,430	52,240	87,605	70,529	302,564

Working capital	356,121	354,313	369,442	328,525	404,990
Total assets	689,450	658,918	699,056	659,477	860,157
Convertible subordinated notes	—	—	—	—	235,177
Accumulated deficit	(372,450)	(396,070)	(403,614)	(401,982)	(431,416)
Total stockholders’ equity	591,182	569,444	575,839	581,907	556,913

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Actual future results could differ materially from those described in the forward-looking statements as a result of a variety of factors, including those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, and, in particular, those in the section entitled “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K included elsewhere herein. We expressly disclaim any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances. We wish to caution readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. The fact that the economy generally, and the technology and storage segments specifically, have been in a state of uncertainty makes it difficult to determine if past experience is a good guide to the future and makes it impossible to determine if markets will grow or shrink in the short term. The recent economic downturn and the resulting economic uncertainty for our customers and the storage networking market as a whole has and could continue to adversely affect our revenues and results of operations. Furthermore, the effect of any actual or potential unsolicited offers to acquire us may have an adverse effect on our operations. As a result of this uncertainty, we are unable to predict with any accuracy what future results might be. Other factors affecting these forward-looking statements include but are not limited to the following: slower than expected growth of the storage networking market or the failure of our Original Equipment Manufacturer (OEM) customers to successfully incorporate our products into their systems; our dependence on a limited number of customers and the effects of the loss of, or decrease or delays in orders by, any such customers, or the failure of such customers to make payments; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of our or our OEM customers’ new or enhanced products; the variability in the level of our backlog and the variable and seasonal procurement patterns of our customers; impairment charges, including but not limited to goodwill, intangible assets, and equity investments recorded under the cost method; changes in tax rates or legislation; the effects of acquisitions; the effects of terrorist activities, natural disasters and any resulting political or economic instability; the highly competitive nature of the markets for our products as well as pricing pressures that may result from such competitive conditions; the effect of rapid migration of customers towards newer, lower cost product platforms; possible transitions from board or box level to application specific computer chip solutions for selected applications; a shift in unit product mix from higher-end to lower-end or mezzanine card products; a decrease in the average unit selling prices or an increase in the manufactured cost of our products; delays in product development; our reliance on third-party suppliers and subcontractors for components and assembly; any inadequacy of our intellectual property protection or the potential that third-party claims of infringement and any related indemnity obligations could adversely affect our operations or financial condition; our ability to attract and retain key technical personnel; our ability to benefit from our research and development activities; our dependence on international sales and internationally produced products; changes in accounting standards; and the potential effects of global warming and any resulting regulatory changes on our business. These and other factors could cause actual results to differ materially from those in the forward-looking statements and are discussed elsewhere in this Annual Report on Form 10-K, in our other filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

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

Our Company operates within a single business segment that has two market focused product lines — Host Server Products (HSP) and Embedded Storage Products (ESP). HSP connect servers and storage to networks using a variety of industry standard protocols that support Internet Protocol (IP) and storage networking, including Transmission Control Protocol (TCP)/IP, Internet Small Computer System Interface (iSCSI), Network Attached Storage (NAS) and Fibre Channel over Ethernet (FCoE). Our Ethernet based products include OneConnect Universal Converged Network Adapters (UCNAs) that enable network convergence. Our Fibre Channel based products include LightPulse® HBAs, custom form factor solutions for OEM blade servers and application specific integrated circuits (ASICs). These products enable servers to efficiently connect to local area networks (LANs), SANs, and NAS by offloading data communication processing tasks from the server as information is delivered and sent to the storage network.

ESP includes our InSpeed, FibreSpy®, Input/Output Controllers (IOC) solutions, switch-on-a-chip (SOC), bridge products, and router products. Embedded storage switches, bridges, routers, and IOCs are deployed inside storage arrays, tape libraries, and other storage appliances, connect storage controllers to storage capacity delivering improved performance, reliability, and storage connectivity.

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

As of June 27, 2010, we had a total of 791 employees.

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

Global Initiatives

As part of our global initiatives, we created an Irish subsidiary to expand our international operations by providing local customer service and support to our customers outside of the United States in the fourth quarter of fiscal 2008. In addition, Emulex granted an intellectual property license and entered into a research and development cost sharing agreement with its subsidiary in the Isle of Man. The terms of the license require that the subsidiary make prepayments of expected royalties to a U.S. subsidiary, the first of which was paid before the end of fiscal 2008 in the amount of approximately $131.0 million, for expected royalties relating to fiscal 2009 through 2015. In the fourth quarter of fiscal 2010, the subsidiary made the second prepayment of approximately $6.5 million for expected royalties relating to fiscal 2011 through 2015. These global initiatives are expected to continue to reduce our effective tax rate.

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

Business Combination

On August 25, 2010, subsequent to our fiscal 2010, we acquired ServerEngines Corporation (ServerEngines) for consideration including approximately $103.0 million in cash, subject to reduction for ServerEngines’ debt outstanding at the close of the acquisition and other adjustments, and approximately 12.0 million shares of our common stock, of which approximately 4.0 million shares are issuable upon achievement of two post-closing milestones. The combination of Emulex and ServerEngines’ technology would create a unique offering to deliver a foundation for converged networking solutions, including adapters, mezzanine cards and LAN on Motherboard (LOM) solutions.

Results of Operations for Emulex Corporation and Subsidiaries

The following discussion and analysis should be read in conjunction with the selected consolidated financial data set forth in Item 6 — “Selected Consolidated Financial Data,” and our Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K. All references to years refer to our fiscal years ended June 27, 2010, June 28, 2009, and June 29, 2008, as applicable, unless the calendar year is specified. The following table sets forth certain financial data for the years indicated as a percentage of net revenues.

	Percentage of Net Revenues
	2010	2009	2008

Net revenues:
Host Server Products	72%	75%	72%
Embedded Storage Products	28	25	28
Other	—	—	—

Total net revenues	100	100	100

Cost of sales	38	39	38

Gross profit	62	61	62

Operating expenses:
Engineering and development	32	34	26
Selling and marketing	14	14	12
General and administrative	12	11	8
Amortization of other intangible assets	2	1	2

Total operating expenses	60	61	48

Operating income	2	—	14

Nonoperating income, net:
Interest income	—	1	2
Interest expense	—	—	—
Other (expense) income, net	—	—	—

Total nonoperating income, net	—	1	2

Income before income taxes	2	1	16
Income tax (benefit) provision	(4)	(1)	17

Net income (loss)	6%	2%	(1)%

Fiscal 2010 versus Fiscal 2009

Net Revenues.  Net revenues for fiscal 2010 increased approximately $20.9 million, or 6%, to approximately $399.2 million, compared to approximately $378.2 million in fiscal 2009.

Net Revenues by Product Line

The following chart details our net revenues by product line for fiscal years 2010 and 2009:

	Net Revenues by Product Line
		Percentage of		Percentage of	Increase/	Percentage
	2010	Net Revenues	2009	Net Revenues	(Decrease)	Change
	(Dollars in thousands)

Host Server Products	$288,437	72%	$284,099	75%	$4,338	2%
Embedded Storage Products	110,283	28	93,559	25	16,724	18%
Other	430	—	564	—	(134)	(24)%

Total net revenues	$399,150	100%	$378,222	100%	$20,928	6%

HSP primarily consists of HBAs, mezzanine cards, input/output (I/O) ASICs, and UCNAs. For fiscal 2010, our Fibre Channel based products accounted for most of our HSP revenues. The increase in our HSP net revenue for fiscal 2010 compared to fiscal 2009 was primarily due to an increase of approximately 10% in units shipped partially offset by a decrease of approximately 8% in average selling price.

ESP primarily consists of our InSpeed®, FibreSpy®, I/O controller solutions, and bridge and router products. The increase in our ESP net revenue for fiscal 2010 compared to fiscal 2009 was primarily due to an increase of approximately 24% in units shipped partially offset by a decrease of approximately 5% in average selling price.

Our Other category primarily consists of contract engineering services, legacy and other products.

Net Revenues by Major Customers

In addition to direct sales, some of our larger OEM customers purchase or market products indirectly through distributors, resellers or other third parties. If these indirect sales are purchases of customer-specific models, we are able to track these sales. However, if these indirect sales are purchases of our standard models, we are not able to distinguish them by OEM customer. Customers whose direct net revenues, or total direct and indirect net revenues (including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties), exceeded 10% of our current fiscal year net revenues were as follows:

Net Revenues by Major Customers
			Total Direct
	Direct		and Indirect
	Revenues		Revenues(2)
	2010	2009	2010	2009

Net revenue percentage(1)
OEM:
EMC	—	—	12%	14%
Hewlett-Packard	13%	17%	14%	17%
IBM	22%	22%	31%	31%

(1)	Amounts less than 10% are not presented.

(2)	Customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.

Direct sales to our top five customers accounted for approximately 57% and 61% of total net revenues for fiscal years 2010 and 2009, respectively. Direct and indirect sales to our top five customers accounted for approximately 72% and 73% of total net revenues for fiscal years 2010 and 2009, respectively. Our net revenues from customers can be significantly impacted by changes to our customers’ business and their business models.

Net Revenues by Sales Channel

Net revenues by sales channel were as follows:

	Net Revenues by Sales Channel
		Percentage of		Percentage of	Increase/	Percentage
	2010	Net Revenues	2009	Net Revenues	(Decrease)	Change
	(Dollars in thousands)

OEM	$335,122	84%	$306,032	81%	$29,090	10%
Distribution	63,681	16%	71,894	19%	(8,213)	(11)%
Other	347	—	296	—	51	17%

Total net revenues	$399,150	100%	$378,222	100%	$20,928	6%

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

Net Revenues by Geographic Territory

Our net revenues by geographic territory based on billed-to location were as follows:

	Net Revenues by Geographic Territory
		Percentage of		Percentage of	Increase/	Percentage
	2010	Net Revenues	2009	Net Revenues	(Decrease)	Change
	(Dollars in thousands)

Asia Pacific	$141,105	35%	$107,914	29%	$33,191	31%
United States	130,511	33%	144,201	38%	(13,690)	(9)%
Europe, Middle East, and Africa	121,757	31%	120,260	32%	1,497	1%
Rest of the world	5,777	1%	5,847	1%	(70)	(1)%

Total net revenues	$399,150	100%	$378,222	100%	$20,928	6%

We believe the decrease in United States net revenues and increase in Asia Pacific net revenues as a percentage of total net revenues in fiscal 2010 compared to fiscal 2009 was primarily due to our OEM customers migrating towards using contract manufacturers located internationally, predominantly in Asia Pacific. However, as we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.

Gross Profit.  Gross profit consists of net revenues less cost of sales. Our gross profit for fiscal 2010 and fiscal 2009 were as follows (in thousands):

Gross Profit
	Percentage of		Percentage of	Increase/	Percentage
2010	Net Revenues	2009	Net Revenues	(Decrease)	Points Change

$246,692	62%	$231,757	61%	$14,935	1%

Cost of sales includes the cost of producing, supporting, and managing our supply of quality finished products. Cost of sales also included approximately $18.9 million of amortization of technology intangible assets for both fiscal years 2010 and 2009. Approximately $1.3 million and $1.4 million of share-based compensation expense were included in cost of sales in fiscal years 2010 and 2009, respectively. Gross margin increased slightly during fiscal 2010 primarily due to the consumption of previously reserved excess inventories, a favorable mix of higher margin legacy ESP products, and efficiencies resulting from higher manufacturing volume. Although gross margin increased slightly in fiscal 2010 compared to fiscal 2009, we anticipate gross margin will trend downward over time as faster growing, lower gross margin products become a larger portion of our business.

Engineering and Development.  Engineering and development expenses consisted primarily of salaries and related expenses for personnel engaged in the design, development, and support of our products. These expenses included third-party fees paid to consultants, prototype development expenses, and computer service costs related to supporting computer tools used in the design process. Expenses for fiscal 2010 and fiscal 2009 were as follows (in thousands):

Engineering and Development
	Percentage of		Percentage of	Increase/	Percentage
2010	Net Revenues	2009	Net Revenues	(Decrease)	Points Change

$126,850	32%	$129,795	34%	$(2,945)	(2)%

Engineering and development expenses for fiscal 2010 compared to fiscal 2009 decreased approximately $2.9 million, or 2%. Approximately $7.3 million and $10.2 million of share-based compensation expense was included in engineering and development costs for fiscal 2010 and fiscal 2009, respectively. During fiscal 2009, we implemented organizational changes and reduced engineering and development headcount to 448, incurring severance and related charges of approximately $1.9 million. During fiscal 2010, the reduced headcount resulted in a decrease of approximately $1.2 million in salary and related expenses compared to the same period in the prior year, offset by an increase in performance based compensation of approximately $2.0 million. Towards the end of fiscal 2010, engineering and development headcount increased to 463, primarily due to employees hired in connection with the purchase of a business from a privately-held storage networking company. The remaining change in engineering and development expenses was primarily due to an increase in new product development of approximately $5.9 million, partially offset by a decrease in depreciation expense of approximately $1.3 million, a decrease in software expenses of approximately $2.0 million, and a decrease in information technology expenses of approximately $1.9 million. We will continue to invest in engineering and development activities and anticipate expenditures will increase in this area with the recent acquisition of ServerEngines.

Selling and Marketing.  Selling and marketing expenses consisted primarily of salaries, commissions, and related expenses for personnel engaged in the marketing and sales of our products, as well as trade shows, product literature, promotional support costs, and other advertising related costs. Expenses for fiscal 2010 and fiscal 2009 were as follows (in thousands):

Selling and Marketing
	Percentage of		Percentage of	Increase/	Percentage
2010	Net Revenues	2009	Net Revenues	(Decrease)	Points Change

$56,554	14%	$53,460	14%	$3,094	—%

Selling and marketing expenses for fiscal 2010 compared to fiscal 2009 increased approximately $3.1 million, or 6%. Approximately $4.0 million and $4.1 million of share-based compensation expense was included in selling and marketing costs for fiscal 2010 and 2009, respectively. During fiscal 2009, we implemented organizational changes and recorded approximately $1.6 million in severance and related charges related to sales and marketing. Towards the end of fiscal 2010, selling and marketing headcount increased to 130 compared to 125 at the end of fiscal 2009. The increase in headcount resulted in an increase of approximately $0.2 million in salary and related expenses compared to the same period in fiscal 2009. The remaining change in selling and marketing expenses was due to an increase in performance based compensation of approximately $3.2 million, an increase in travel and related expenses of approximately $0.9 million, an increase in outside services of approximately $0.8 million, and an increase in corporate sponsorship of approximately $0.2 million, partially offset by a decrease in rent expense of approximately $0.9 million. We will continue to closely manage and target advertising, market promotions, and heighten brand awareness of our new and existing products in an effort to provide overall revenue growth.

General and Administrative.  Ongoing general and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees, and other corporate expenses. Expenses for fiscal 2010 and fiscal 2009 were as follows (in thousands):

General and Administrative
	Percentage of		Percentage of	Increase/	Percentage
2010	Net Revenues	2009	Net Revenues	(Decrease)	Points Change

$50,454	12%	$41,888	11%	$8,566	1%

General and administrative expenses for fiscal 2010 compared to fiscal 2009 increased approximately $8.6 million, or 20%. Approximately $5.5 million and $7.3 million of share-based compensation expense was included in general and administrative costs for fiscal 2010 and 2009, respectively. General and administrative headcount decreased slightly to 128 at the end of fiscal 2010 compared to 132 at the end of fiscal 2009. During fiscal 2009, we implemented organizational changes and recorded approximately $0.6 million in severance and related charges related to general administration. The decrease in headcount resulted in a decrease of approximately $0.8 million in salary and related expenses compared to the same period in fiscal 2009, offset by an increase in performance based compensation of approximately $2.4 million. The remaining change in general and administrative expenses was primarily due an increase of approximately $8.9 million in costs related to the Broadcom unsolicited takeover proposal and related litigation and an increase in acquisition related costs of approximately $2.5 million, partially offset by a decrease in facilities expenses of approximately $0.8 million, a decrease in outside services of approximately $0.6 million, and a decrease in information technology expenses of approximately $0.5 million.

Amortization of Other Intangible Assets.  Amortization of other intangible assets consisted of amortization of intangible assets such as patents, customer relationships, and tradenames with estimable lives. Our amortization of expense for fiscal 2010 and fiscal 2009 were as follows (in thousands):

Amortization of Other Intangible Assets
	Percentage of		Percentage of	Increase/	Percentage
2010	Net Revenues	2009	Net Revenues	(Decrease)	Points Change

$6,792	2%	$5,337	1%	$1,455	1%

Amortization of other intangible assets for fiscal 2010 compared to fiscal 2009 increased approximately $1.5 million, or 27%. The increase was primarily due to amortization expense related to a patent licensing agreement entered into in the fiscal 2010 partially offset by a lower unamortized balance of intangibles at the beginning of the current fiscal year.

Nonoperating Income, net.  Nonoperating income, net, consisted primarily of interest income, interest expense, and other non-operating income and expense items. Our nonoperating income, net for fiscal 2010 and fiscal 2009 were as follows (in thousands):

Nonoperating Income, Net
	Percentage of		Percentage of	Increase/	Percentage
2010	Net Revenues	2009	Net Revenues	(Decrease)	Points Change

$302	—%	$4,329	1%	$(4,027)	(1)%

Our nonoperating income, net, for fiscal 2010 compared to fiscal 2009 decreased approximately $4.0 million, or 93%. The net decrease was primarily due to a lower balance of investments combined with lower interest rates on investments.

Income taxes.  Income taxes (benefits) for fiscal 2010 and fiscal 2009 were as follows (in thousands):

Income Taxes
	Percentage of		Percentage of	Increase/	Percentage
2010	Net Revenues	2009	Net Revenues	(Decrease)	Points Change

$(17,276)	(4)%	$(1,938)	(1)%	$(15,338)	(3)%

Income taxes for fiscal 2010 compared to fiscal 2009 decreased approximately $15.3 million, or 791%. Our effective tax rate was a benefit of approximately 272% for fiscal 2010 compared to a benefit of approximately 35% for fiscal 2009. The decrease in income taxes for fiscal 2010 compared to fiscal 2009 was primarily due to a benefit of approximately $10.2 million resulting from lower taxable income combined with a change in the geographic mix of taxable income between domestic and foreign jurisdictions, a tax benefit related to domestic production activities deductions for tax years 2005 through 2007 of approximately $5.7 million, an increase in tax benefits related to share-based compensation of approximately $1.1 million, a tax benefit of approximately $4.0 million related to the option exchange program, partially offset by a decrease in tax benefits related to lower Federal research credits of approximately $3.3 million and a decrease in tax benefits related to a release of liabilities for uncertain tax positions as a result of an expiration of statute of limitations of approximately $1.4 million. Tax benefits from Federal research credits were lower during fiscal 2010 compared to fiscal 2009 due to the expiration of the Federal research credit on December 31, 2009 and the retroactive extension of the Federal research credit in October 2008 as part of the Emergency Economic Stabilization Act of 2008.

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

The following chart details our net revenues by product line for fiscal years 2009 and 2008:

	Net Revenues by Product Line
		Percentage of		Percentage of	Increase/	Percentage
	2009	Net Revenues	2008	Net Revenues	(Decrease)	Change
	(Dollars in thousands)

Host Server Products	$284,099	75%	$352,687	72%	$(68,588)	(19)%
Embedded Storage Products	93,559	25	134,858	28	(41,299)	(31)%
Other	564	—	756	—	(192)	(25)%

Total net revenues	$378,222	100%	$488,301	100%	$(110,079)	(23)%

HSP primarily consists of HBAs, mezzanine cards, input/output (I/O) ASICs, and UCNAs. For fiscal 2009, our Fibre Channel based products were the vast majority of our HSP revenues. The decrease in our HSP net revenue for fiscal 2009 compared to fiscal 2008 was primarily due to a decrease of approximately 12% in average selling price combined with a decrease of approximately 9% in units shipped.

ESP primarily consists of our InSpeed®, FibreSpy®, I/O controller solutions, and bridge and router products. The decrease in our ESP net revenue for fiscal 2009 compared to fiscal 2008 was primarily due to a decrease in average selling price of approximately 17% combined with a decrease in units shipped of approximately 16%.

Our Other category primarily consists of contract engineering services, legacy and other products.

Net Revenues by Major Customers

In addition to direct sales, some of our larger OEM customers purchase or market products indirectly through distributors, resellers or other third parties. If these indirect sales are purchases of customer-specific models, we are able to track these sales. However, if these indirect sales are purchases of our standard models, we are not able to distinguish them by OEM customer. Customers whose direct net revenues, or total direct and indirect net revenues (including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties), exceeded 10% of our current fiscal year net revenues were as follows:

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

Direct sales to our top five customers accounted for approximately 61% of total net revenues for both fiscal years 2009 and 2008. Direct and indirect sales to our top five customers accounted for approximately 73% of total net revenues for both fiscal years 2009 and 2008. Our net revenues from customers can be significantly impacted by changes to our customers’ business and their business models.

Net Revenues by Sales Channel

Net revenues by sales channel for fiscal years 2009 and 2008 were as follows:

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

Net Revenues by Geographic Territory

Our net revenues by geographic territory based on billed-to location for fiscal years 2009 and 2008 were as follows:

	Net Revenues by Geographic Territory
		Percentage of		Percentage of	Increase/	Percentage
	2009	Net Revenues	2008	Net Revenues	(Decrease)	Change
	(Dollars in thousands)

United States	$144,201	38%	$197,063	40%	$(52,862)	(27)%
Europe, Middle East, and Africa	120,260	32%	160,386	33%	(40,126)	(25)%
Asia Pacific	107,914	29%	125,392	26%	(17,478)	(14)%
Rest of the world	5,847	1%	5,460	1%	387	7%

Total net revenues	$378,222	100%	$488,301	100%	$(110,079)	(23)%

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

General and administrative expenses for fiscal 2009 compared to fiscal 2008 increased approximately $3.4 million, or 9%. Approximately $7.3 million and $10.1 million of share-based compensation expense was included in general and administrative costs for fiscal 2009 and 2008, respectively. General and administrative headcount increased slightly to 132 at the end of fiscal 2009 compared to 130 at the end of fiscal 2008. The remaining change in general and administrative expenses was primarily due to approximately $11.2 million in costs related to the Broadcom unsolicited takeover proposal and related litigation costs, partially offset by approximately $2.8 million in insurance recovery for litigation related costs, and an increase in patent related expenses of approximately $1.2 million, partially offset by a decrease in outside services of approximately $3.3 million.

Amortization of Other Intangible Assets.  Amortization of other intangible assets consisted of amortization of intangible assets such as patents, customer relationships, tradenames, and covenants not-to-compete with estimable lives. Our amortization of expense for fiscal 2009 and fiscal 2008 were as follows (in thousands):

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

Income taxes.  Income taxes (benefits) for fiscal 2009 and fiscal 2008 were as follows (in thousands):

Income Taxes
	Percentage of		Percentage of	Increase/	Percentage
2009	Net Revenues	2008	Net Revenues	(Decrease)	Points Change

$(1,938)	(1)%	$84,988	17%	$(86,926)	(18)%

Income taxes for fiscal 2009 compared to the fiscal 2008 decreased approximately $86.9 million, or 102%. Our effective tax rate was a benefit of approximately 35% for fiscal 2009 compared to an expense of approximately 109% for fiscal 2008. The decrease in income taxes for fiscal 2009 compared to fiscal 2008 was primarily due to the decrease in income before taxes for fiscal 2009 compared to the prior year, an increase in tax benefits related to a release of liabilities for uncertain tax positions as a result of an expiration of statute of limitations of approximately $2.6 million, an increase in tax credits related to qualifying research expenditures of approximately $3.1 million, and a decrease in tax resulting from the incremental tax expense of approximately $58.5 million for the prepayment of royalty made in fiscal 2008.

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

Revenue Recognition.  We generally recognize revenue at the time of shipment when title and risk of loss have passed, evidence of an arrangement has been obtained, pricing is fixed or determinable, and collectibility has been reasonably assured (Basic Revenue Recognition Criteria). We make certain sales through two tier distribution channels and have various distribution agreements with selected distributors and Master Value Added Resellers (collectively, the Distributors). These distribution agreements may be terminated upon written notice by either party. Additionally, these Distributors are generally given privileges to return a portion of inventory and to participate in price protection and cooperative marketing programs. Therefore, we recognize revenue on our standard products sold to our Distributors based on data received from the Distributors and management’s estimates to approximate the point that these products have been resold by the Distributors. OEM-specific models sold to our Distributors are governed under the related OEM agreements rather than under these distribution agreements. We recognize revenue at the time of shipment for OEM specific products shipped to the Distributors when the Basic Revenue Recognition Criteria have been met. Additionally, we maintain accruals and allowances for price protection and various other marketing programs. We classify the costs of these incentive programs based on the benefit received, if applicable, as either a reduction of revenue, a cost of sale, or an operating expense. Our early adoption of the new guidance related to multiple deliverable revenue arrangements and certain revenue arrangements that include software elements during fiscal 2010 with retroactive application to the beginning of the fiscal year did not impact our revenue recognized during the year.

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

Intangible Assets and Other Long-Lived Assets.  Intangible assets resulting from acquisitions or licensing agreements are carried at cost less accumulated amortization and impairment charges, if any. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets, ranging from five to seven years. Furthermore, we assess whether our long-lived assets, including intangible assets and equity investment in a privately-held company recorded under the cost method, should be tested for recoverability periodically and whenever events or circumstances indicate that their carrying value may not be recoverable. The amount of impairment, if any, is measured based on fair value, which is determined using projected discounted future operating cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.

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

Goodwill.  Goodwill is not amortized, but instead is tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that goodwill might be impaired. Management considers our business as a whole to be its reporting unit for purposes of testing for impairment. This impairment test is performed annually during the fourth fiscal quarter. As of the date of the fiscal 2010 annual impairment test, the fair value of the reporting unit substantially exceeded its carrying value.

A two-step test is used to identify the potential impairment and to measure the amount of goodwill impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill. As of the date of the fiscal 2010 annual impairment test, the fair value of the reporting unit substantially exceeded its carrying value; therefore, we were not at risk of failing the first step of the two-step test for potential impairment.

There may be additional goodwill to be recorded in connection with our recent acquisition of ServerEngines, although the purchase price allocation has not yet been determined. We will continue to monitor for potential indicators of impairment.

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

Recently Adopted and Recently Issued Accounting Standards

See Note 1 in the accompanying notes to consolidated financial statements for a description of the recently adopted accounting standards.

Liquidity and Capital Resources

At June 27, 2010, we had approximately $356.1 million in working capital and approximately $294.8 million in cash and cash equivalents and current investments. At June 28, 2009, we had approximately $354.3 million in working capital and approximately $302.4 million in cash and cash equivalents and current investments. We maintain an investment portfolio of various security holdings, types, and maturities. We invest in instruments that meet credit quality standards in accordance with our investment guidelines. We limit our exposure to any one issuer or type of investment with the exception of U.S. Government issued or U.S. Government sponsored entity securities. Our investments were virtually all U.S. Government issued or U.S. Government sponsored entity securities as of June 27, 2010 and we did not hold any auction rate securities or direct investments in mortgage-backed securities. We have primarily funded our cash needs from continuing operations. As part of our global initiatives, we currently plan to continue our strategic investment in research and development, sales and marketing, capital equipment, and facilities. We may also consider internal and external investment opportunities in order to achieve our growth and market leadership goals, including licensing and joint-development agreements with our suppliers, customers, and other third parties. Subsequent to year-end, on August 25, 2010, we acquired ServerEngines for consideration including approximately $103.0 million in cash, subject to reduction for ServerEngines’ debt outstanding at the close of the acquisition and other adjustments, and approximately 12.0 million shares of the Company’s common stock, of which approximately 4.0 million shares are issuable upon achievement of two post-closing milestones.

In addition, in December 2006, we announced our Board of Directors had authorized the repurchase of up to $150.0 million of our outstanding common stock over the next two years. In early August 2008, our Board of Directors approved approximately $39.9 million of common stock repurchases, which was the remaining amount available under the December 2006 plan. During fiscal 2009, we repurchased the remaining amount under the December 2006 plan for an average of $13.81 per share. In early August 2008, our Board of Directors authorized a new plan to repurchase up to $100.0 million of our outstanding common stock. In April 2009, upon receipt of an unsolicited takeover proposal and related tender offer of Broadcom Corporation to acquire us, our Board of Directors elected to temporarily suspend any activity under the share repurchase plan. In light of Broadcom allowing its tender offer to expire on July 14, 2009, Emulex’s Board of Directors elected to reactivate the $100.0 million share repurchase plan effective July 15, 2009. From June 29, 2009 through June 27, 2010, the Company has repurchased 2.0 million shares of its common stock for an aggregate purchase price of approximately $18.2 million or an average of $9.12 per share under this plan. Subsequent to fiscal year ended June 27, 2010, we repurchased 495,200 shares of our common stock under this program for an aggregate purchase price of approximately $4.4 million for an average of $8.93 per share.

We believe that our existing cash and cash equivalents, current investments, and anticipated cash flows from operating activities will be sufficient to support our working capital needs and capital expenditure requirements for at least the next 12 months. We currently do not have any outstanding lines of credit or other borrowings.

Cash provided by operating activities during fiscal 2010 was approximately $62.0 million compared to approximately $34.0 million for fiscal 2009. The current period cash provided by operating activities was primarily due to net income of approximately $23.6 million before adjustments for amortization of intangible assets of approximately $25.7 million, depreciation and amortization of approximately $20.9 million, and share-based compensation expense of approximately $18.1 million, partially offset by an increase in deferred income taxes of approximately $14.3 million, an increase in accounts and other receivables of approximately $7.0 million, and an increase in prepaid expenses and other assets of approximately $8.5 million.

Cash used in investing activities during fiscal 2010 was approximately $91.1 million compared to cash provided by investing activities during fiscal 2009 of approximately $78.6 million. The current period usage of cash for investing activities was primarily due to purchases of investments of approximately $120.4 million, partially offset by maturities of investments of approximately $82.7 million. The remaining usage of cash was due to additions of intangible assets of approximately $21.2 million, investment in and loans to privately-held companies of approximately $12.0 million, additions to property and equipment of approximately $11.6 million, and a purchase of a business from a privately-held company of approximately $8.8 million in cash. Other assets including approximately $2.0 million in notes receivable were cancelled and approximately $2.0 million in equity investment were returned in connection with the acquisition of the business from the privately-held company. The acquisition of ServerEngines on August 25, 2010 will impact investing activities in the near future.

Cash used in financing activities for fiscal 2010 was approximately $15.8 million compared to approximately $35.4 million for fiscal 2009. The current period usage of cash was primarily due to the purchase of treasury stock of approximately $18.2 million partially offset by cash received from the issuances of common stock under stock plans of approximately $6.1 million. Subsequent to fiscal year ended June 27, 2010, we repurchased 495,000 shares of our common stock for an aggregate purchase price of approximately $4.4 million for an average of $8.93 per share.

We have disclosed outstanding legal proceedings in Note 11 in the accompanying consolidated financial statements. Currently, we believe the final resolution of outstanding litigation will not have a material adverse effect on the Company’s liquidity or capital resources.

The following summarizes our contractual obligations as of June 27, 2010, and the effect such obligations are expected to have on our liquidity in future periods. The estimated payments reflected in this table are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those reflected in the table.

	Payments Due by Period
	Total	2011	2012	2013	2014	2015	Thereafter
	(In thousands)

Leases(1)	$11,599	$6,036	$3,966	$1,597	—	—	—
Purchase commitments	41,157	41,157	—	—	—	—	—
Other commitments(2)	14,819	13,890	929	—	—	—	—

Total	$67,575	$61,083	$4,895	$1,597	$—	$—	$—

(1)	Lease payments include common area maintenance (CAM) charges.

(2)	Consists primarily of commitments for professional services of approximately $8.0 million and non-recurring engineering services of approximately $4.4 million but excludes approximately $33.6 million of liabilities for uncertain tax positions for which we cannot make a reasonably reliable estimate of the period of payment. See Note 13 in the accompanying notes to consolidated financial statements

Item 7A.	Qualitative and Quantitative Disclosures about Market Risk.

Interest Rate Sensitivity

Our cash and cash equivalents are not subject to significant interest rate risk due to their short terms to maturity. As of June 27, 2010, the carrying value of our cash and cash equivalents approximated fair value.

As of June 27, 2010, our investment portfolio consisted primarily of fixed income securities of approximately $46.0 million. We have the positive intent and ability to hold these securities to maturity. We did not hold any auction rate securities or direct investments in mortgage-backed securities as of June 27, 2010.

The fair market value of our investment portfolio is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of June 27, 2010, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows. However, if interest rates decreased and securities within our portfolio were re-invested in securities with lower interest rates, interest income would decrease in the future.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, to ensure that information required to be disclosed is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 27, 2010.

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

Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of June 27, 2010.

The independent registered public accounting firm that audited the consolidated financial statements included in this annual report has issued an audit report on management’s assessment of our internal control over financial reporting. See page 51 herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, that occurred during the fourth quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

There is incorporated herein by reference the information required by this Item in the Company’s definitive proxy statement for the 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended June 27, 2010. See Part I, Item 1 — “Executive Officers of the Registrant” for information regarding the executive and certain other officers of the Company or its principal operating subsidiaries.

We have adopted the Emulex Corporation Business Ethics and Confidentiality Policy (the Code of Ethics), a code of ethics that applies to all of our directors and officers, including our Chief Executive Officer, Chief Financial Officer, Corporate Controller, and other finance organization employees. This Code of Ethics is publicly available on our website at www.emulex.com. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our Chief Executive Officer, Chief Financial Officer or Corporate Controller, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

Item 11.	Executive Compensation.

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2010 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 27, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2010 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 27, 2010.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of June 27, 2010.

			Number of Securities
			Remaining Available
	Number of Securities		for Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Related in Column (a))
	(a)	(b)	(c)

Equity compensations plans approved by security holders(1)	7,018,020	$21.53	8,036,382	(4)
Employee stock purchase plan approved by security holders(2)	—	—	678,085
Equity compensations plans not approved by security holders(3)	513,075	$9.78	415

Total	7,531,095	$20.73	8,714,882

(1)	Consists of the Emulex Corporation Employee Stock Option Plan, the Emulex Corporation 2005 Equity Incentive Plan, the Emulex Corporation 2004 Employee Stock Incentive Plan, and the Emulex Corporation 1997 Stock Option Plan for Non-Employee Directors.

(2)	The Emulex Employee Stock Purchase Plan enables employees to purchase our common stock at a 15% discount to the lower of market value at the beginning or end of each six month offering period. As such, the number of shares that may be issued during a given six month period and the purchase price of such shares cannot be determined in advance. See Note 12 in the accompanying notes to consolidated financial statements.

(3)	Consists of the Sierra Logic, Inc. (Sierra Logic) 2001 Stock Option Plan, Aarohi Communications Inc. (Aarohi) 2001 Stock Option Plan, the Vixel Corporation (Vixel) 2000 Non-Officer Equity Incentive Plan, the Vixel Corporation 1999 Equity Incentive Plan, the Vixel Corporation Amended and Restated 1995 Stock Option Plan, and the Giganet, Inc. (Giganet) 1995 Stock Option Plan. Options issued under these plans were converted into options to purchase Emulex Corporation common stock as a result of the acquisitions of Sierra Logic, Aarohi, Vixel, and Giganet.

(4)	Includes net unvested stock granted of 3,437,741 shares that are not deemed issued for accounting purposes until vested.

Item 13.	Certain Relationships and Related Transactions.

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2010 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 27, 2010.

Item 14.	Principal Accountant Fees and Services.

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2010 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 27, 2010.

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

EMULEX CORPORATION AND SUBSIDIARIES

ANNUAL REPORT — FORM 10-K
Items 8, 15(a)(1) and 15(a)(2)
Index to Consolidated Financial Statements and Schedule
June 27, 2010, June 28, 2009, and June 29, 2008
(With Report of Independent Registered Public Accounting Firm Thereon)

All other schedules are omitted because the required information is not applicable or the information is presented in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Emulex Corporation:

We have audited the accompanying consolidated balance sheets of Emulex Corporation and subsidiaries as of June 27, 2010 and June 28, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended June 27, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emulex Corporation and subsidiaries as of June 27, 2010 and June 28, 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended June 27, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for uncertainties in income taxes in fiscal 2008, its method for accounting for business combinations, and its method of presenting earnings per share in fiscal 2010, due to the adoption of new accounting pronouncements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Emulex Corporation’s internal control over financial reporting as of June 27, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 26, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Irvine, California
August 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Emulex Corporation:

We have audited Emulex Corporation’s internal control over financial reporting as of June 27, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Emulex Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Emulex Corporation maintained, in all material respects, effective internal control over financial reporting as of June 27, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Emulex Corporation and subsidiaries as of June 27, 2010 and June 28, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended June 27, 2010, and our report dated August 26, 2010, expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Irvine, California
August 26, 2010

EMULEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
June 27, 2010 and June 28, 2009

	2010	2009
	(In thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$248,813	$294,136
Investments	45,990	8,289
Accounts and other receivables, net of allowance for doubtful accounts of $1,653 and $1,553 at June 27, 2010 and June 28, 2009, respectively	58,479	51,566
Inventories	13,465	10,665
Prepaid income taxes	17,563	17,083
Prepaid expenses and other current assets	12,799	8,021
Deferred income taxes	19,442	16,793

Total current assets	416,551	406,553
Property and equipment, net	64,341	74,794
Goodwill	93,976	87,840
Intangible assets, net	44,497	42,990
Deferred income taxes	27,658	16,002
Other assets	42,427	30,739

Total assets	$689,450	$658,918

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,377	$28,786
Accrued liabilities	29,053	23,454

Total current liabilities	60,430	52,240
Other liabilities	4,287	5,826
Accrued taxes	33,551	31,408

Total liabilities	98,268	89,474

Commitments and contingencies (Note 11)
Subsequent events (Notes 2, 8, 11, 12)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	—	—
Common stock, $0.10 par value; 240,000,000 shares authorized; 91,217,793 and 89,668,255 issued at June 27, 2010 and June 28, 2009, respectively	9,122	8,967
Additional paid-in capital	1,123,365	1,106,990
Accumulated deficit	(372,450)	(396,070)
Accumulated comprehensive loss	(615)	(443)
Treasury stock, at cost; 10,550,971 and 8,550,971 shares at June 27, 2010 and June 28, 2009, respectively	(168,240)	(150,000)

Total stockholders’ equity	591,182	569,444

Total liabilities and stockholders’ equity	$689,450	$658,918

See accompanying notes to consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 27, 2010, June 28, 2009, and June 29, 2008

	2010	2009	2008
	(In thousands, except per share data)

Net revenues	$399,150	$378,222	$488,301
Cost of sales	152,458	146,465	187,077

Gross profit	246,692	231,757	301,224

Operating expenses:
Engineering and development	126,850	129,795	129,232
Selling and marketing	56,554	53,460	57,946
General and administrative	50,454	41,888	38,531
Amortization of other intangible assets	6,792	5,337	9,260

Total operating expenses	240,650	230,480	234,969

Operating income	6,042	1,277	66,255

Nonoperating income, net:
Interest income	286	4,362	11,672
Interest expense	(7)	(29)	(27)
Other income (expense), net	23	(4)	17

Total nonoperating income, net	302	4,329	11,662

Income before income taxes	6,344	5,606	77,917
Income tax (benefit) provision	(17,276)	(1,938)	84,988

Net income (loss)	$23,620	$7,544	$(7,071)

Net income (loss) per share:
Basic	$0.29	$0.09	$(0.09)

Diluted	$0.29	$0.09	$(0.09)

Number of shares used in per share computations:
Basic	80,097	80,770	82,323

Diluted	81,282	81,113	82,323

See accompanying notes to consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
Years ended June 27, 2010, June 28, 2009, and June 29, 2008

	Common Stock				Accumulated		Total
	Shares		Additional		Comprehensive		Stock-
	Out-		Paid-In	Accumulated	Income/	Treasury	holders’
	standing	Amount	Capital	Deficit	(Loss)	Stock	Equity

Balance at July 1, 2007	83,317,262	$8,691	$1,045,221	$(401,982)	$64	$(70,087)	$581,907
Net loss	—	—	—	(7,071)	—	—	(7,071)
Foreign currency translation adjustment	—	—	—	—	(57)	—	(57)

Comprehensive loss	—	—	—	—	—	—	(7,128)

Cumulative effect of adoption of FIN 48	—	—	(3,095)	5,439	—	—	2,344
Share-based compensation expense	—	—	29,008	—	—	—	29,008
Stock awards vested	450,836	45	(45)	—	—	—	—
Common stock withheld for taxes	(150,417)	(15)	(2,667)	—	—	—	(2,682)
Exercise of stock options	594,542	59	5,835	—	—	—	5,894
Tax benefit from exercise of stock options	—	—	1,965	—	—	—	1,965
Issuance of common stock under employee stock purchase plan	311,821	31	4,500	—	—	—	4,531
Purchase of treasury stock	(2,071,059)	—	—	—	—	(40,000)	(40,000)

Balance at June 29, 2008	82,452,985	8,811	1,080,722	(403,614)	7	(110,087)	575,839
Net income	—	—	—	7,544	—	—	7,544
Foreign currency translation adjustment	—	—	—	—	(450)	—	(450)

Comprehensive income	—	—	—	—	—	—	7,094

Share-based compensation expense	—	—	23,095	—	—	—	23,095
Stock awards vested	805,379	81	(81)	—	—	—	—
Common stock withheld for taxes	(267,789)	(27)	(2,854)	—	—	—	(2,881)
Exercise of stock options	364,405	37	1,892	—	—	—	1,929
Tax shortfall from exercise of stock options	—	—	(854)	—	—	—	(854)
Issuance of common stock under employee stock purchase plan	652,938	65	5,070	—	—	—	5,135
Purchase of treasury stock	(2,890,634)	—	—	—	—	(39,913)	(39,913)

Balance at June 28, 2009	81,117,284	8,967	1,106,990	(396,070)	(443)	(150,000)	569,444
Net income	—	—	—	23,620	—	—	23,620
Foreign currency translation adjustment	—	—	—	—	(172)	—	(172)

Comprehensive income	—	—	—	—	—	—	23,448

Share-based compensation expense	—	—	18,152	—	—	—	18,152
Stock awards vested	1,206,210	121	(121)	—	—	—	—
Common stock withheld for taxes	(419,792)	(42)	(4,287)	—	—	—	(4,329)
Exercise of stock options	128,745	13	690	—	—	—	703
Tax shortfall from exercise of stock options	—	—	(3,366)	—	—	—	(3,366)
Issuance of common stock under employee stock purchase plan	634,375	63	5,307	—	—	—	5,370
Purchase of treasury stock	(2,000,000)	—	—	—	—	(18,240)	(18,240)

Balance at June 27, 2010	80,666,822	$9,122	$1,123,365	$(372,450)	$(615)	$(168,240)	$591,182

See accompanying notes to consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
June 27, 2010, June 28, 2009, and June 29, 2008

	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$23,620	$7,544	$(7,071)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	20,915	22,322	19,113
Share-based compensation expense	18,114	23,108	29,002
Amortization of intangible assets	25,694	24,257	32,302
Accrued interest income, net	35	556	(437)
Loss on disposal of assets, net	512	102	128
Deferred income taxes	(14,304)	(6,521)	(3,167)
Excess tax benefits from share-based compensation	(658)	(310)	(1,411)
Impairment of intangible assets	—	—	3,097
Foreign currency adjustments	51	42	(28)
Provision for losses on accounts and other receivables	100	(200)	(149)
Changes in assets and liabilities:
Accounts and other receivables, net	(7,011)	10,260	6,044
Inventories	(2,764)	8,685	9,632
Prepaid expenses and other assets	(8,541)	(4,833)	(2,656)
Accounts payable, accrued liabilities, and other liabilities	7,829	4,863	325
Accrued taxes	2,143	(571)	11,670
Income taxes payable and prepaid income taxes	(3,744)	(55,326)	45,721

Net cash provided by operating activities	61,991	33,978	142,115

Cash flows from investing activities:
Net proceeds from sale of property and equipment	261	176	85
Additions to property and equipment	(11,637)	(24,673)	(27,748)
Investment in and loans to privately-held companies	(12,000)	(20,932)	(5,000)
Additions to intangibles	(21,200)	—	—
Cash disbursed for business acquisition	(8,817)	—	—
Other purchases of investments	(120,425)	(97,715)	(794,960)
Maturities of investments	82,689	221,741	864,353

Net cash (used in) provided by investing activities	(91,129)	78,597	36,730

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	6,073	7,064	10,425
Repurchase of common stock	(18,240)	(39,913)	(40,000)
Tax withholding payments reimbursed by common stock	(4,329)	(2,881)	(2,682)
Excess tax benefits from share-based compensation	658	310	1,411

Net cash used in financing activities	(15,838)	(35,420)	(30,846)

Effect of exchange rates on cash and cash equivalents	(347)	(36)	(18)

Net (decrease) increase in cash and cash equivalents	(45,323)	77,119	147,981
Cash and cash equivalents at beginning of year	294,136	217,017	69,036

Cash and cash equivalents at end of year	$248,813	$294,136	$217,017

See accompanying notes to consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Summary of Significant Accounting Policies

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

Basis of Presentation

The Company’s fiscal year ends on the Sunday nearest June 30. Fiscal years 2010, 2009, and 2008 were comprised of 52 weeks and ended on June 27, 2010, June 28, 2009, and June 29, 2008, respectively. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

Certain reclassifications have been made to prior year amounts to conform to current year’s presentation.

Use of Estimates

The preparation of the consolidated financial statements, notes, and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and assumptions relating to the reported amount of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Estimates are used for, but not limited to, revenue recognition and cost of sales; the useful life and carrying amount of property and equipment and intangibles; carrying amount of goodwill; deferred taxes and any associated valuation allowances; tax uncertainties; allowances for doubtful accounts and product returns; inventory valuation; stock-based compensation; warranty and other accrued liabilities; cost of an acquired entity and allocation of purchase price; and litigation costs. Actual results could differ materially from management’s estimates.

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

Additionally, not all investments that qualify as cash equivalents are required to be treated as cash equivalents. Pursuant to the Company’s investment policy, the Company classifies all corporate bonds and commercial paper with original maturities of three months or less as short-term investments.

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

Equity Investments in Privately-Held Companies

From time to time, the Company makes equity investments in non-publicly traded companies, where the Company is unable to exercise significant influence over the investee. These investments are accounted for under the cost method. Under the cost method, investments are carried at cost and are adjusted for other-than-temporary declines in fair value, distributions of earnings, or additional investments. The Company monitors its investments for impairment on a quarterly basis and makes appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Impairment charges are included in other (expense) income, net in the consolidated statements of operations. Factors used in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition; going concern considerations such as the rate at which the investee utilizes cash, and the investee’s ability to obtain additional financing. As of June 27, 2010 and June 28, 2009, the carrying values of the Company’s equity investments in non-publicly traded companies were approximately $9.2 million and $11.2 million, respectively, and were included in Other assets in the accompanying consolidated balance sheets. In fiscal 2008, the Company made an investment of approximately $5.0 million in a privately-held company in the storage networking industry and in fiscal 2009, the Company made an additional investment of approximately $6.2 million in the same privately-held company. Towards the end of fiscal 2010, the Company purchased a business from the privately-held storage network company for approximately $13.0 million in cash and other consideration, including cancellation of notes receivable and a partial return of the Company’s equity investment in the privately-held company.

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

A two-step test is used to identify the potential impairment and to measure the amount of goodwill impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill. As of the date of the fiscal 2010 annual impairment test, the fair value of the reporting unit substantially exceeded its carrying value, therefore, the Company was not at risk of failing the first step of the two-step test for potential impairment.

There may be additional goodwill to be recorded in connection with the Company’s recent acquisition of ServerEngines, although the purchase price allocation has not yet been determined. The Company will continue to monitor for potential indicators of impairment.

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

Revenue Recognition

The Company generally recognizes revenue at the time of shipment when title and risk of loss have passed, evidence of an arrangement has been obtained, pricing is fixed or determinable, and collectibility has been reasonably assured (Basic Revenue Recognition Criteria). The Company makes certain sales through two tier distribution channels and have various distribution agreements with selected distributors and Master Value Added Resellers (collectively, the Distributors). These distribution agreements may be terminated upon written notice by either party. Additionally, these Distributors are generally given privileges to return a portion of inventory and to participate in price protection and cooperative marketing programs. Therefore, the Company recognizes revenue on its standard products sold to its Distributors based on data received from the Distributors and management’s estimates to approximate the point that these products have been resold by the Distributors. OEM-specific models sold to the Company’s Distributors are governed under the related OEM agreements rather than under these distribution agreements. The Company recognizes revenue at the time of shipment for most OEM specific products shipped to the Distributors when the Basic Revenue Recognition Criteria have been met. Additionally, the Company maintains accruals and allowances for price protection and various other marketing programs. The Company classifies the costs of these incentive programs based on the benefit received, if applicable, as either a reduction of revenue, a cost of sale, or an operating expense.

The Company elected to early adopt the new guidance related to multiple deliverable revenue arrangements and certain revenue arrangements that include software elements during fiscal year 2010 with retroactive application to the beginning of the fiscal year. Early adoption of the new guidance did not impact revenue recognized during the year.

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

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses amounted to approximately $5.3 million, $5.1 million, and $7.8 million for fiscal years 2010, 2009, and 2008, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method, under which it recognizes deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net operating loss and tax credit carryforwards. In accordance with the Financial Accounting Standards Board’s (FASB) authoritative guidance on accounting for uncertainties in income taxes, which the Company adopted on July 2, 2007, tax positions that meet a more-likely-than-not recognition threshold are recognized in the financial statements. Previously recognized income tax positions that fail to meet the recognition threshold in a subsequent period should be derecognized in that period. Differences between actual results and the Company’s assumptions, or changes in its assumptions in future periods, are recorded in the period they become known. The Company recognizes potential accrued interest and penalties in income tax expense including interest and penalties related to unrecognized tax benefits.

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

Litigation Costs

The Company records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. Legal and other litigation related costs are recognized as the services are provided. The Company records insurance recoveries for litigation costs when both of the following conditions are met: (i) the recovery is probable and (ii) collectability is reasonably assured. The insurance recoveries recorded are only to the extent the litigation costs have been incurred and recognized in the financial statements; however, it is reasonably possible that the actual recovery may be significantly different from our estimates. As of June 27, 2010, the Company has recorded an insurance recovery of approximately $2.4 million. There are many uncertainties associated with any litigation, and the Company cannot provide assurance that these actions or other third party claims against the Company will be resolved without costly litigation and/or substantial settlement charges. If any of those events were to occur, the Company’s business, financial condition and results of operations could be materially and adversely affected.

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

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Cash Flow Information

Cash paid during the year for:

	2010	2009	2008
	(In thousands)

Interest	$7	$35	$27
Income taxes	$4,668	$63,000	$32,853
Non-cash activities:
Additional goodwill resulting from escrow release as required by the Sierra Logic, Inc. acquisition agreement	$—	$—	$24,277
Purchases of property and equipment not paid, net	$1,104	$156	$1,874
Settlement of other assets in conjunction with business acquisition	$4,000	$—	$—

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

Stock-Based Compensation

The Company’s stock-based awards are measured and recognized at fair value. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model (Black-Scholes model) based on the market price of the underlying common stock as of the date of grant, the expected term, stock price volatility, and expected risk-free interest rates. Expected volatilities are based on methodologies utilizing equal weighting involving both historical periods equal to the expected term and implied volatilities based on traded options to buy the Company’s shares. The fair value of each unvested stock award is based on the market price as of the date of the grant.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, current investments, note receivable, equity investment in privately-held company, and insurance recovery receivable. The fair values of cash and cash equivalents and current investments are determined based on “Level 1” inputs, consisting of quoted prices in active markets for identical assets. The Company believes the carrying value of its insurance recovery receivable approximates its current fair value due to its nature and relatively short duration. The fair value of the Company’s equity investment in a privately-held company was based on the income approach. The fair value of the Company’s notes receivable from the privately-held company was based on management judgment and market-based interest rates and was believed to approximate the carrying value. The fair values are determined based on “Level 3” inputs which require the use of inputs that are both unobservable and significant to the fair value measurements.

Business and Credit Concentration

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. Cash, cash equivalents, and investments, are primarily maintained at three major financial institutions in the United States. Deposits held with banks may exceed the amount of insurance provided on such deposits, if any. The Company principally invests in U.S. Government issued securities, U.S. Government sponsored entity securities and corporate bonds and with the exception of the U.S. Government issued or U.S. Government sponsored entity securities, limits the amount of credit exposure to any one entity.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company sells its products to OEMs and distributors in the computer storage and server industry. Consequently, the Company’s net revenues and accounts receivable are concentrated. Direct sales to the Company’s top 5 customers accounted for 57%, 61% and 61% of total net revenues in fiscal years 2010, 2009, and 2008, respectively. The level of sales to any single customer may vary and the loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on the Company. Furthermore, although the Company sells to customers throughout the world, sales in the United States and Asia Pacific accounted for approximately 68%, 67%, and 66% of the Company’s net revenues in fiscal years 2010, 2009, and 2008, respectively and the Company expects for the foreseeable future, these sales will account for the substantial majority of the Company’s revenues. Sales to customers are denominated in U.S. dollars. Consequently, the Company believes its foreign currency risk is minimal. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts. Historically, the Company has not experienced significant losses on accounts receivable.

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

Recently Adopted Accounting Standards

In October 2009, the FASB amended the accounting standards for revenue arrangements with multiple deliverables. In the absence of vendor-specific objective evidence (VSOE) or other third party evidence (TPE) of the selling price for the deliverables in certain multiple-element arrangements, companies are required to use an estimated selling price for the individual deliverables. Companies shall apply the relative-selling price model for allocating an arrangement’s total consideration to its individual elements. Under this model, the estimated selling price is used for both the delivered and undelivered elements that do not have VSOE or TPE of the selling price. The Company elected to early adopt this guidance during the three months ended March 28, 2010 with retroactive application to the beginning of fiscal 2010. As of March 28, 2010, the Company had not entered into revenue arrangements with multiple deliverables that were impacted by this guidance, thus, there was no financial statement impact of the Company’s early adoption of this guidance.

In October 2009, the FASB amended the accounting standards for certain revenue arrangements that include software elements amending previous guidance on software revenue recognition to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. The Company elected to early adopt this guidance during the three months ended March 28, 2010 with retroactive application to the beginning of fiscal 2010. The Company believes the software embedded within its products either is incidental to the product as a whole or functions together to deliver the product’s essential functionality, thus, there was no financial statement impact of the Company’s early adoption of this guidance.

In December 2007, the FASB issued authoritative guidance for business combinations changing the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development, and restructuring costs. In addition, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

combination after the measurement period will impact income taxes. In April 2009, the FASB amended the December 2007 guidance related to the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies assumed in business combinations. The April 2009 guidance eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and instead carries forward most of the provisions in place before the December 2007 guidance was issued. The December 2007 and April 2009 guidance was effective prospectively for the Company’s fiscal year beginning June 29, 2009, and impacts the accounting for any business combinations entered into after the effective date. Transaction costs are now being accounted for under this new guidance and in process research and development (IPR&D) of approximately $6.0 million acquired in a business combination during the year was capitalized and will be expensed over its estimated useful life once the related research and development project is complete or abandoned.

In June 2008, the FASB issued authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities. The Company adopted this guidance in fiscal 2010. See Note 15.

In June 2009, the FASB issued ASC 105, “Generally Accepted Accounting Principles” (GAAP), amending the GAAP hierarchy established under Statement of Financial Accounting Standards (SFAS) No. 162. On July 1, 2009, the FASB launched the FASB Accounting Standards Codification, superseding all existing non-SEC accounting and reporting standards. ASC 105 was effective in the first interim and annual periods ending after September 15, 2009, or the Company’s first quarter of fiscal year 2010 ended September 27, 2009. Following this statement, the FASB will issue new standards in the form of Accounting Standards Updates (ASUs). The Company’s adoption of ASC 105 in fiscal 2010 had no financial statement impact other than the specific references to U.S. GAAP.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements” amending ASC 820, “Fair Value Measurements and Disclosures” requiring additional disclosure and clarifying existing disclosure requirements about fair value measurements. ASU 2010-06 requires entities to provide fair value disclosures by each class of assets and liabilities, which may be a subset of assets and liabilities within a line item in the statement of financial position. The additional requirements also include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and separate presentation of purchases, sales, issuances and settlements of items within Level 3 of the fair value hierarchy. The guidance clarifies existing disclosure requirements regarding the inputs and valuation techniques used to measure fair value for measurements that fall in either Level 2 or Level 3 of the hierarchy. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, or the third quarter of the Company’s 2010 fiscal year, except for the disclosures about purchases, sales, issuances and settlements which is effective for fiscal years beginning after December 15, 2010, or the Company’s 2012 fiscal year, and for interim periods within those fiscal years. There was no impact of the Company’s adoption of this guidance and management is currently assessing the impact of the disclosure guidance effective in fiscal 2012.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events — Amendments to Certain Recognition and Disclosure Requirements,” no longer requiring entities that file or furnish financial statements with the SEC to disclose the date through which subsequent events have been evaluated in originally issued and reissued financial statements. Other entities would continue to be required to disclose the date through which subsequent events have been evaluated; however, disclosures about the date through which subsequent events have been evaluated in reissued financial statements would be required only in financial statements revised because of an error correction or retrospective application of U.S. GAAP. This consensus is effective upon issuance. The Company’s adoption of ASU 2010-09 had no financial statement impact.

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

Note 2	Business Combinations

Acquisition in Fiscal 2010

In May 2010, the Company purchased a business from a privately-held company in the storage networking industry. Total consideration was approximately $13.0 million consisting of cash, cancellation of loans receivable, and a partial return of the Company’s equity investment in the privately-held company. The transaction was accounted for as a business acquisition. The purchase consideration was allocated to the tangible and intangible assets acquired, including IPR&D, based on their estimated fair values. The Company recorded approximately $6.0 million IPR&D, approximately $6.1 million in goodwill, and approximately $0.9 million in fixed assets related to this acquisition. Pro forma results of operations have not been presented as the acquisition was not material to the Company’s consolidated financial statements.

Acquisition Subsequent to Year-End

On August 25, 2010, the Company acquired ServerEngines Corporation (ServerEngines) for consideration including approximately $103.0 million in cash, subject to reduction for ServerEngines’ debt outstanding at the close of the acquisition and other adjustments, and approximately 12.0 million shares of the Company’s common stock, of which approximately 4.0 million shares are issuable upon achievement of two post-closing milestones. The combination of Emulex and ServerEngines’ technology would create a unique offering to deliver a foundation for converged networking solutions, including adapters, mezzanine cards and LAN on Motherboard (LOM) solutions.

Note 3	Fair Value of Financial Instruments

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

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial instruments measured at fair value on a recurring basis as of June 27, 2010 and June 28, 2009 are as follows:

	Level 1	Level 2	Level 3	Total
	(In thousands)

June 27, 2010
Cash and cash equivalents	$248,813	$—	$—	$248,813
Municipal bonds	101	—	—	101
Term deposits	3,237	—	—	3,237
U.S. Government securities	23,008	—	—	23,008
U.S. Government sponsored entity securities	19,648	—	—	19,648

	$294,807	$—	$—	$294,807

June 28, 2009
Cash and cash equivalents	$294,136	$—	$—	$294,136
Municipal bonds	152	—	—	152
U.S. Government securities	4,097	—	—	4,097
U.S. Government sponsored entity securities	4,058	—	—	4,058

	$302,443	$—	$—	$302,443

The Company’s other financial instruments consist primarily of notes receivable, equity investment in privately-held company, and insurance recovery receivable. The Company believes the carrying value of its insurance recovery receivable approximates its current fair value due to its nature and relatively short duration. The fair value of the Company’s equity investment in a privately-held company was based on the income approach. The fair value of the Company’s notes receivable from the privately-held company was based on management judgment and market-based interest rates and was believed to approximate the carrying value. The fair values are determined based on “Level 3” inputs requiring the use of inputs that are both unobservable and significant to the fair value measurements.

Note 4	Cash, Cash Equivalents, and Investments

At June 27, 2010, the Company had approximately $248.8 million in cash and cash equivalents and $46.0 million in investments.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s portfolio of cash, cash equivalents, and held-to-maturity investments consists of the following:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

June 27, 2010
Cash	$54,691	$—	$—	$54,691
Money market funds	194,122	—	—	194,122
Municipal bonds	101	—	—	101
Term deposits	3,238	—	(1)	3,237
U.S. Government securities	23,006	2	—	23,008
U.S. Government sponsored entity securities	19,645	3	—	19,648

	$294,803	$5	$(1)	$294,807

June 28, 2009
Cash	$42,516	$—	$—	$42,516
Money market funds	251,620	—	—	251,620
Municipal bonds	151	1	—	152
U.S. Government securities	4,097	—	—	4,097
U.S. Government sponsored entity securities	4,041	17	—	4,058

	$302,425	$18	$—	$302,443

Cash, cash equivalents and investments were classified as follows:

	2010	2009
	(In thousands)

Cash and cash equivalents	$248,813	$294,136
Short-term investments (maturities less than one year)	45,990	8,289

	$294,803	$302,425

Note 5	Inventories

Inventories are summarized as follows:

	2010	2009
	(In thousands)

Raw materials	$2,717	$4,330
Finished goods	10,748	6,335

	$13,465	$10,665

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6	Property and Equipment

Components of property and equipment, net, are as follows:

	2010	2009
	(In thousands)

Equipment	$92,044	$89,661
Furniture and fixtures	44,219	42,992
Buildings and improvements	41,518	41,893
Land	12,532	12,532

	190,313	187,078
Less: accumulated depreciation and amortization	(125,972)	(112,284)

	$64,341	$74,794

Note 7	Goodwill and Intangible Assets, net

Goodwill relates to the purchase of Sierra Logic, Inc. on October 2, 2006, and the purchase of a business from a privately-held storage networking company towards the end of fiscal 2010. The purchase was accounted for as a business acquisition.

The activity in goodwill during the twelve months ended June 27, 2010 is as follows:

Carrying
Amount
(In thousands)

Goodwill, as of June 28, 2009	$87,840
Goodwill from acquisition during the period	6,136

Goodwill, as of June 27, 2010	$93,976

Intangible assets, net, are as follows:

	2010	2009
	(In thousands)

Intangible assets subject to amortization:
Core technology and patents	$73,345	$92,228
Accumulated amortization, core technology and patents	(53,050)	(82,381)
Developed technology	68,500	77,312
Accumulated amortization, developed technology	(51,375)	(46,488)
Customer relationships	3,200	38,670
Accumulated amortization, customer relationships	(2,398)	(37,227)
Tradename	4,639	4,639
Accumulated amortization, tradename	(4,364)	(3,763)

Total amortizable intangible assets, net	38,497	42,990
In process research and development	6,000	—

Total intangible assets, net	$44,497	$42,990

It is the Company’s policy to write off amortizable intangibles once fully amortized. Accordingly, during fiscal 2010, approximately $48.9 million in core and developed technology and approximately $35.5 million in customer relationships and related accumulated amortization was removed from the balance sheet. During

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal 2010, the Company entered into a patent licensing agreement with a third party for approximately $20.0 million and acquired patents for approximately $1.2 million.

During fiscal 2010, the Company recorded approximately $6.0 million for IPR&D as part of the purchase of a business from a privately-held storage networking company. IPR&D is capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. Upon completion of the development of the underlying marketable products, the capitalized IPR&D asset will be amortized over its estimated useful life.

During fiscal 2009, the Company recorded an impairment charge of approximately $3.1 million related to a developed technology intangible asset acquired from Aarohi. The initial value ascribed to this developed technology intangible asset was based primarily on forecasted revenues from products which the Company decided, during fiscal 2009, to no longer produce. The Company recorded the impairment charge to reduce the carrying value of this developed technology intangible asset to the estimated fair value of zero. This impairment charge was recorded in cost of sales in the accompanying consolidated statements of operations.

During fiscal 2008, the Company recorded an impairment charge of approximately $2.0 million related to the customer relationships intangible asset from the Aarohi acquisition. The initial value ascribed to this customer relationship was based primarily on forecasted revenues from McDATA Corporation (McDATA). Subsequent to this initial valuation, Brocade Communications Systems, Inc. (Brocade) completed its acquisition of McDATA in January 2007. Following completion of the acquisition, Brocade informed the Company of its intent to terminate certain projects that included the Company’s products. As a result of this triggering event, impairment testing was deemed necessary and the Company wrote down the asset to its estimated fair value of zero. This impairment charge was recorded in the line item impairment of other intangible assets in the consolidated statements of operations.

Aggregated amortization expense for intangible assets for fiscal year 2010, 2009, and 2008, was approximately $25.7 million, $24.3 million, and $32.3 million respectively, of which approximately $18.9 million, $18.9 million, and $23.0 million of amortization expense related to core technology and developed technology, respectively, has been included in cost of sales within the consolidated statements of operations.

The following table presents the estimated aggregated amortization expense of intangible assets for the next five full fiscal years (in thousands):

2011	$21,951
2012	7,826
2013	4,240
2014	4,240
2015	240

$38,497

Note 8	Other Assets

Components of other assets are as follows:

	2010	2009
	(In thousands)

Notes receivable	$24,256	$15,000
Equity investment in privately-held company	9,184	11,184
Other	8,987	4,555

	$42,427	$30,739

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The notes receivable bear simple interest at 5.0% per annum and mature on December 31, 2010 or upon certain defined events such as consummation of financing, change in control, or default. The notes receivable are collateralized by substantially all of the assets of the borrower. Subsequent to the fiscal year ended June 27, 2010, the notes receivable were settled in connection with the Company’s acquisition of ServerEngines.

The Company’s equity investment in a privately-held company is accounted for under the cost method. Under the cost method, investments are carried at cost and are adjusted for other-than-temporary declines in fair value, distributions of earnings, or additional investments. The Company monitors its investment for impairment on a quarterly basis and makes appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Impairment charges are included in other (expense) income, net in the consolidated statements of operations. Factors used in determining an impairment include, but are not limited to, the current business environment including competition; uncertainty of financial condition; technology and product prospects; results of operations; and current financial position including any going concern considerations such as the rate at which the investee utilizes cash and the investee’s ability to obtain additional financing. The Company has determined that there is no impairment as of June 27, 2010; however, it is considered reasonably possible that the Company’s determination that there is no impairment could change within the next twelve months if the current business environment deteriorates, if the investees’ financial condition worsens, or the investee is unable to secure adequate financing to support its business plan and operations.

Note 9	Accrued Liabilities

Components of accrued liabilities are as follows:

	2010	2009
	(In thousands)

Payroll and related costs	$14,387	$11,410
Warranty liability	1,637	2,462
Deferred revenue and accrued rebates	4,169	3,499
Other	8,860	6,083

	$29,053	$23,454

The Company provides a warranty of between one to five years on its products. The Company records a provision for estimated warranty related costs at the time of sale based on historical product return rates and the Company’s estimates of expected future costs of fulfilling its warranty obligations. Changes to the warranty liability in 2010 and 2009 were:

	2010	2009
	(In thousands)

Balance at beginning of period	$2,462	$4,174
Accrual for warranties issued	542	1,030
Changes to pre-existing warranties (including changes in estimates)	(737)	(982)
Settlements made (in cash or in kind)	(630)	(1,760)

Balance at end of period	$1,637	$2,462

Note 10	Employee Retirement Savings Plans

The Company has a pretax savings and profit sharing plan under Section 401(k) of the Internal Revenue Code (IRC) (the Plan) for substantially all domestic employees. Under the Plan, eligible employees are able to contribute up to 15% of their compensation not to exceed the maximum IRC deferral amount. In addition, Company

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discretionary contributions match up to 4% of a participant’s compensation. Company discretionary contributions to the 401(k) plan were suspended in March 2009 due to the downturn in the economy. Effective in February 2010, the Company discretionary contributions match was reinstated to 50% of the first 4% of a participant’s eligible compensation. The Company’s contributions under this plan were approximately $0.6 million, $1.9 million, and $3.0 million in fiscal years 2010, 2009, and 2008, respectively.

The Company also maintains similar retirement plans in certain international locations. The total expense and total obligation of the Company for these plans were not material to the accompanying consolidated financial statements for all periods presented.

Note 11	Commitments and Contingencies

Leases

The Company leases certain facilities and equipment under long-term noncancelable operating lease agreements, which expire at various dates through 2013. Rent expense for the Company under operating leases, including month-to-month rentals, totaled approximately $5.2 million, $5.8 million and $4.9 million in fiscal years 2010, 2009, and 2008, respectively. The Company has recorded rent expense on a straight-line basis based on contractual lease payments. Allowances from lessors for tenant improvements have been included in the straight-line rent expense for the applicable locations.

Future minimum noncancelable operating lease commitments are as follows (in thousands):

Operating
Leases

Fiscal year:
2011	$5,998
2012	3,952
2013	1,595
2014	—
2015	—
Thereafter	—

Total minimum lease payments	$11,545

Litigation

On November 15, 2001, prior to the Company’s acquisition of Vixel Corporation, a securities class action was filed in the United States District Court in the Southern District of New York as Case No. 01 CIV. 10053 (SAS), Master File No. 21 MC92 (SAS) against Vixel and two of its officers and directors (one of which is James M. McCluney, the Company’s current Chief Executive Officer) and certain underwriters who participated in the Vixel initial public offering in late 1999. The amended complaint alleged violations under Section 10(b) of the Exchange Act and Section 11 of the Securities Act and sought unspecified damages on behalf of persons who purchased Vixel stock during the period October 1, 1999 through December 6, 2000. On April 2, 2009, the parties signed a Stipulation and Agreement of Settlement (the 2009 Settlement) to the District Court for preliminary approval. The District Court granted the plaintiffs’ motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement “fairness” hearing was held on September 10, 2009. On October 6, 2009, the District Court entered an opinion granting final approval to the settlement and directing that the Clerk of the District Court close these actions. The 2009 Settlement provides for a settlement amount of $586 million, and Emulex has no obligation to pay any part of that amount. Notices of appeal of the opinion granting final approval have been filed by six groups of appellants.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 27, 2009, a patent infringement lawsuit was filed in the United States District Court in the Central District of California as Case No. CV09-00605 R (JWJx) against Emulex by Microprocessor Enhancement Corporation and Michael H. Branigin. The complaint alleges infringement of U.S. Patent No. 5,471,593, and seeks a judgment for damages, injunctive relief, and an award of attorneys’ fees and costs. On March 25, 2009, Emulex filed an answer to the complaint denying allegations and asserting affirmative defenses. Emulex joined a summary judgment motion by Texas Instruments in a related lawsuit. On July 1, 2010, the Court granted summary judgment of noninfringement to Emulex based on prosecution history estoppel of the patent, and the Court subsequently entered final judgment in favor of Emulex on July 13, 2010.

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

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On December 3, 2009, the plaintiffs’ attorneys filed an application for an award of attorneys’ fees and expenses. The Court rejected the plaintiff’s request for attorneys’ fees as premature on December 18, 2009. On February 4, 2010, the Court of Chancery granted a Scheduling Order setting a trial date for December 6-10, 2010. On July 9, 2010, the parties filed a stipulation of settlement and order of dismissal of action wherein Emulex’s insurance carrier agreed to pay $3,000,000 for plaintiffs’ counsel fees and expenses, subject to the Court’s final approval. The Company recorded the $3,000,000 potential settlement and related insurance recovery in fiscal 2010.

On September 14, 2009, Broadcom Corporation filed a patent infringement lawsuit against the Company in the United States District Court in the Central District of California. The original complaint alleged that the Company is infringing 10 Broadcom patents covering certain data and storage networking technologies. On February 23, 2010, Broadcom filed a first amended complaint. The first amended complaint alleges that the Company is infringing 12 Broadcom patents covering certain data and storage networking technologies. The complaint seeks declaratory and injunctive relief, monetary damages, and interest and costs, including attorneys’ and expert fees. On March 25, 2010, the Company filed its answer and affirmative defenses to the first amended complaint alleging that it believes that the Broadcom patents at issue are invalid or not infringed, or both. In addition, the Company has asserted counterclaims for declaratory judgment of invalidity and non-infringement against each of the Broadcom patents at issue, and seeks award of attorneys’ fees, costs, and expenses. On January 11, 2010, the Court set a trial date of September 20, 2011.

On May 26, 2010, Broadcom Corporation filed a patent infringement lawsuit against the Company in the United States District Court in the Central District of California. The 2010 lawsuit asserts that certain Emulex products are infringing on a Broadcom patent covering certain data and storage networking technologies. Broadcom seeks a judgment for damages, injunctive relief, and an award of attorneys’ fees and costs. On June 30, 2010, the Judge stated that the 2009 and 2010 patent cases would be consolidated into a single lawsuit. With respect to this matter, management has determined that a potential loss is not probable and

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordingly, no amount has been accrued. The status of this matter does not allow management of the Company to determine whether a loss will occur or estimate the range of such a loss.

On November 9, 2009, the Company filed a lawsuit against Broadcom Corporation alleging that Broadcom has acted in an anticompetitive manner in violation of federal antitrust laws, as well as made defamatory statements and engaged in acts of unfair competition. The complaint seeks actual and punitive damages, attorneys’ fees and costs, and injunctive relief against Broadcom. On January 4, 2010, the Company filed an amended complaint. The amended complaint alleges that Broadcom has acted in an anticompetitive manner in violation of federal antitrust laws and made defamatory statements. The amended complaint seeks actual and punitive damages, attorneys’ fees and costs, and injunctive relief. On June 7, 2010, the Court denied Broadcom’s motion to dismiss Emulex’s first amended complaint and to strike Emulex’s defamation claim.

In addition to the ongoing litigation discussed above, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of the open matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Other Commitments and Contingencies

The Company has approximately $33.6 million of liabilities for uncertain tax positions as of June 27, 2010 for which a reasonably reliable estimate of the period of payment cannot be made.

The Company has entered into various agreements for professional services, joint-development, non-recurring engineering, and purchases of inventory. As of June 27, 2010, the Company’s obligation associated with such agreements was approximately $55.9 million.

In addition, the Company provides limited indemnification in selected circumstances within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringement of certain intellectual property, and in some limited cases against bodily injury or damage to real or tangible personal property caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. As of June 27, 2010, the Company has not incurred any significant costs related to indemnification of its customers.

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

In early August 2008, the Company’s Board of Directors authorized a new plan to repurchase up to $100.0 million of its outstanding common stock. In April 2009, upon receipt of an unsolicited acquisition proposal and related tender offer of Broadcom Corporation to acquire the Company, the Company’s Board of Directors elected to temporarily suspend any activity under the share repurchase plan. In light of Broadcom allowing its tender offer to expire on July 14, 2009, Emulex’s Board of Directors elected to reactivate the $100.0 million share repurchase plan effective July 15, 2009. From June 29, 2009 through June 27, 2010, the Company has repurchased 2.0 million shares of its common stock for an aggregate purchase price of approximately $18.2 million or an average of $9.12 per share under this plan. Subsequent to June 27, 2010, the Company repurchased 495,200 shares of its common stock under this program for an aggregate purchase

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price of approximately $4.4 million for an average of $8.93 per share. Approximately $77.3 million is available under this program after these repurchases. The Company may repurchase shares from time-to-time in open market purchases or privately negotiated transactions. The share repurchases will be financed by available cash balances and cash from operations. The Company’s Board of Directors has not set an expiration date for the plan.

Shareholder Rights Plan

In January 2009, the Company’s Board of Directors adopted a Rights Agreement to replace the previous agreement that expired on January 19, 2009. On January 14, 2009, the Board of Directors authorized and declared a dividend of one preferred stock purchase right for each share of common stock of the Company under the Rights Agreement. The dividend was paid on January 24, 2009 to the record holders of shares of common stock as of this date. The Rights Agreement provides for Preferred Stock Purchase Rights (Rights) that attach to and transfer with each share of common stock. Effective as of October 2, 2009, the Company terminated the Rights Agreement.

Exchange Program

On July 14, 2009, the Company completed the option exchange program approved by shareholders at Emulex’s Annual Shareholders Meeting on November 19, 2008. There were 3,925,263 options cancelled in exchange for a total of 225,783 unvested stock awards granted to 379 employees. In connection with the option exchange program, the Company is required to recognize incremental share-based compensation expense over the remaining vesting period if the number of shares underlying the restricted stock units multiplied by the last reported sales price of the Company’s common stock on the grant date of the restricted stock units exceeds the fair value of the eligible options immediately before their cancellation. The incremental share-based compensation expense related to the option exchange program was negligible.

Stock-Based Compensation

As of June 27, 2010, the Company had three stock-based plans for employees and directors that are open for future awards and are described below. In addition, the Company had eight stock-based plans, including six plans assumed in connection with prior acquisitions, each of which is closed for future grants but has options outstanding.

Amounts recognized in the financial statements with respect to these plans for fiscal 2010, 2009, and 2008 are as follows:

	2010	2009	2008
	(In thousands)

Total cost of stock-based payment plans during the period	$18,152	$23,095	$29,008
Amounts capitalized in inventory during the period	(517)	(615)	(569)
Amounts recognized in income for amounts previously capitalized in inventory	479	628	563

Amounts charged against income, before income tax benefit	$18,114	$23,108	$29,002

Amount of related income tax benefit recognized in income	$6,677	$7,563	$8,148

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the Purchase Plan or ESPP) was adopted by the Board of Directors and approved by the stockholders in 2000 and became effective on January 1, 2001. Under the Purchase Plan, employees of the Company who elect to participate have the right to purchase common stock at a 15%

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discount from the lower of the market value of the common stock at the beginning or the end of each six month offering period. Employees purchase common stock using payroll deductions, which may not exceed 10% of their eligible compensation (the amount may be increased from time to time by the Company but may not exceed 15% of eligible compensation). The Purchase Plan was amended and adopted by the Board of Directors in 2007. The amended and restated Purchase Plan was approved by the stockholders in 2007 and became effective on November 15, 2007. The amendment changed the six month option periods from April 1 to September 30 of each year to May 1 to October 31 and from October 1 to March 31 of each year to November 1 to April 30. In addition, the amendment increased the maximum number of shares that an employee may purchase in each six month period from 500 shares to 1,000 shares, and increased the maximum dollar amount that can be withheld from employees during each six month period from $12,500 to $25,000 (subject to a maximum of $25,000 in any calendar year). No employee may purchase more than $25,000 worth of common stock (calculated at the time the purchase right is granted) or 2,000 shares in any calendar year. The Compensation Committee of the Board of Directors administers the Purchase Plan. The Company has reserved a total of 3,450,000 shares of common stock for issuance under the Purchase Plan. As of June 27, 2010, there are 678,085 shares available for future award grants.

Employee Stock Option and Equity Incentive Plan

On December 1, 2005, the Company’s shareholders ratified and approved the Emulex Corporation 2005 Equity Incentive Plan (the Equity Incentive Plan). The Company’s Equity Incentive Plan permits the grant of stock options, restricted stock awards consisting of shares of common stock and restricted stock units that are subject to a substantial risk of forfeiture (vesting) restrictions for some period of time (unvested stock awards), unrestricted stock awards that are free of any vesting restrictions, performance awards entitling the recipient to acquire shares of common stock or to vest in shares of common stock upon the attainment of specified performance goals (Performance Awards) and stock appreciation rights to its domestic and international employees. The aggregate number of shares which may be used under the Equity Incentive Plan consists of 2,937,475 shares of common stock, plus the number of shares underlying options that were outstanding on the effective date of the Equity Incentive Plan (October 24, 2005) that expire, are forfeited, cancelled or terminate for any reason under the Employee Stock Option Plan and the 2004 Employee Stock Incentive Plan without having been exercised in full. On November 30, 2006, an additional 1,500,000 shares were approved for issuance by the Company’s stockholders. On November 15, 2007, the Company’s stockholders approved an amendment to the Equity Incentive Plan to increase the number of shares authorized for issuance under the Equity Incentive Plan by another 1,500,000 and to provide that shares available for grant under the Aarohi Communications, Inc. 2001 Stock Option Plan (the “Aarohi Plan”) and the Sierra Logic, Inc. 2001 Stock Option Plan (the “Sierra Plan”) may be used for awards granted under the Equity Incentive Plan. The Equity Incentive Plan is administered by the Board of Directors, or at the discretion of the Board, by a committee consisting of two or more independent directors of the Company. Stock option awards are granted with an exercise price not less than fair market value of the Company’s stock at the date of grant; these awards generally vest based on three years of continuous service and have a six year contractual term. Certain stock option awards provide for accelerated vesting if there is a change in control (as defined in the Equity Incentive Plan) or achieving certain performance targets within the meaning of Section 162(m) of the Internal Revenue Code and the regulations thereunder. As of June 27, 2010, there were 4,211,853 shares available for future award grants under the Equity Incentive Plan, including the shares available for grant under the Employee Stock Option Plan, 2004 Employee Stock Incentive Plan, Aarohi Plan and Sierra plan.

Unvested stock awards may be awarded (or sold at a purchase price determined by the Board or Committee) upon terms established by the Board or Committee at its sole discretion. The vesting provisions of unvested stock awards will be determined individually by the Board or Committee for each grant, but generally vest annually over three years. Unrestricted stock awards will be free of any vesting provisions.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Beginning May 2, 2006, the Company granted unvested stock awards to employees and non-employee directors under the Equity Incentive Plan.

Performance awards will be subject to the attainment of performance goals established by the Board or Committee, the periods during which performance is to be measured, and all other limitations and conditions applicable to the awarded shares. Performance goals shall be based on a pre-established objective formula or standard that specifies the manner of determining the number of performance awards that will be granted or will vest if the performance goal is attained. Performance goals will be determined by the Board or the Committee prior to the time 25% of the service period has elapsed and may be based on one or more business criteria that apply to an individual, a business unit or the Company. As of June 27, 2010, there are no performance awards outstanding.

Stock appreciation rights entitle the holder to receive the appreciation in the value of common stock underlying the stock appreciation right. The Board or Committee may grant a stock appreciation right either as a stand alone right, or if such right does not provide for the deferral of compensation within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, in tandem with all or any part of the shares of common stock that may be purchased by the exercise of a stock option. As of June 27, 2010, there are no stock appreciation rights outstanding.

The Company’s 1997 Stock Option Plan for Non-Employee Directors (the Director Plan) was amended and approved by the stockholders on November 30, 2006 to allow for a maximum of 1,880,000 shares of common stock to be issued. The Director Plan provides that an option to purchase 60,000 shares of common stock is granted to each non-employee director of the Company upon the first date that such director becomes eligible to participate. These options shall be exercisable as to 33.3% of the shares on each anniversary of the grant if the director is still a director of the Company. In addition, the Director Plan provides that on each yearly anniversary of the date of the initial grant, each eligible director shall automatically be granted an additional option to purchase 20,000 shares of common stock. From fiscal 2007, in lieu of the 20,000 annual stock option grant, each eligible director received an unvested stock award grant of 7,000 shares. These options or unvested stock awards shall be exercisable as to 50% of the shares on the six month anniversary, 25% on the nine month anniversary and 25% on the year anniversary of the grant date. The exercise price per option granted will not be less than the fair market value of the Company’s stock at the date of grant. No option or unvested stock awards granted under the Director Plan shall be exercisable after the expiration of the earlier of (i) ten years following the date the option or unvested stock awards is granted or (ii) one year following the date the optionee ceases to be a director of the Company for any reason. The administrator of the Director Plan has the discretion to grant additional awards in the form of unvested stock awards and/or stock appreciation rights or to substitute unvested stock awards or stock appreciation rights for the formula grants described above. Options or unvested stock awards granted under the Director Plan are non-qualified stock awards. As of June 27, 2010, there were 387,203 shares available for future award grants under the Director Plan.

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

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In connection with the acquisition of Sierra Logic, Aarohi, Vixel Corporation, and Giganet, Inc., the Company assumed the Sierra Plan, the Aarohi Plan, the Vixel Corporation Amended and Restated 1995 Stock Option Plan, the Vixel Corporation 1999 Equity Incentive Plan,the Vixel Corporation 2000 Non-Officer Equity Incentive Plan, and the Giganet, Inc. 1995 Stock Option Plan (collectively, the Acquisition Plans). Shares previously authorized for issuance under the Acquisition Plans are no longer available for future grants, but options previously granted under these plans remain outstanding. Shares available under the Sierra Plan and the Aarohi Plan may be granted under the Equity Incentive Plan.

As of June 27, 2010, we anticipate that the number of shares authorized under the Equity Incentive Plan, the Director Plan, and the Purchase Plan are sufficient to cover future stock option exercises and shares that will be purchased during the next six month option period from May 1, 2010 to October 31, 2010 under the Purchase Plan.

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

The assumptions used to compute the fair value of the compensatory element related to the shares to be purchased under the Purchase Plan for fiscal 2010, 2009, and 2008 were:

	2010	2009	2008

Expected volatility	37% - 43%	49% - 87%	32% - 45%
Weighted average expected volatility	40%	67%	40%
Expected dividends	—	—	—
Expected term (in years)	0.5	0.5	0.5
Weighted average expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	0.17% - 0.24%	0.30% - 1.13%	1.67% - 4.08%

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assumptions used to compute the fair value of stock option grants under the Equity Incentive Plan and the Director Plan for fiscal 2010, 2009, and 2008 were:

	2010	2009	2008

Expected volatility	43% - 49%	42% - 53%	33% - 40%
Weighted average expected volatility	47%	44%	37%
Expected dividends	—	—	—
Expected term (in years)	3.0 - 5.0	3.0 - 5.0	2.4 - 5.0
Weighted average expected term (in years)	3.8	3.8	3.3
Risk-free interest rate	1.49% - 2.55%	1.12% - 3.02%	1.75% - 4.17%

A summary of option activity under the plans for fiscal 2010 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term (Years)	Value
				(In millions)

Options outstanding at June 28, 2009	12,180,404	$21.68
Options granted	553,000	$10.62
Options exercised	(128,745)	$5.46
Options canceled	(4,565,106)	$22.91
Options forfeited	(508,458)	$16.90

Options outstanding at June 27, 2010	7,531,095	$20.73	2.72	$0.9

Options vested and expected to vest at June 27, 2010	7,421,465	$20.87	2.68	$0.9

Options exercisable at June 27, 2010	6,759,623	$21.77	2.47	$0.9

A summary of unvested stock awards activity for fiscal 2010 is presented below:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value

Awards outstanding and unvested at June 28, 2009	2,721,606	$12.84
Awards granted	2,156,355	$9.85
Awards vested	(1,206,210)	$14.34
Awards forfeited	(234,010)	$12.55

Awards outstanding and unvested at June 27, 2010	3,437,741	$10.46

As of June 27, 2010, there was approximately $18.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.1 years.

The weighted average grant date fair value of options granted in fiscal 2010, 2009, and 2008, was $3.94, $4.08, and $4.80 respectively. The weighted average grant date fair value of unvested stock awards granted in fiscal 2010, 2009, and 2008 was $9.85, $9.19, and $17.98 respectively. The total intrinsic value of stock options exercised in fiscal 2010, 2009, and 2008 was approximately $0.9 million, $1.7 million, and $5.7 million respectively. The total fair value of unvested stock awards that vested in fiscal 2010, 2009, and 2008 was approximately $12.4 million, $8.6 million, and $7.9 million, respectively. Cash received from stock option

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercises under stock-based plans and shares purchased under the Purchase Plan in fiscal 2010, 2009, and 2008 was approximately $6.1 million, $7.1 million, and $10.4 million, respectively. The actual tax benefit realized for the tax deductions from option exercises and vested stock awards was approximately $5.2 million, $4.1 million and $5.1 million in fiscal 2010, 2009, and 2008, respectively.

Note 13	Income Taxes

The components of income tax (benefit) expense are as follows:

	2010	2009	2008
	(In thousands)

Federal:
Current	$(8,562)	$1,852	$86,598
Deferred	(9,850)	(2,824)	(2,382)
State:
Current	1,050	400	(517)
Deferred	(3,938)	(3,697)	1,220
Foreign:
Current	4,540	2,331	69
Deferred	(516)	—	—

Total income tax (benefit) expense	$(17,276)	$(1,938)	$84,988

The income tax (benefit) expense in fiscal years 2010, 2009, and 2008 excludes (shortfall) excess tax benefits recorded directly to additional paid-in-capital in the amounts of approximately ($3.4) million, ($0.9) million, and $2.0 million, respectively, related to exercises of stock options under the Company’s stock option plans.

Income before income taxes consists of the following:

	2010	2009	2008
	(In thousands)

Domestic	$(29,922)	$4,947	$77,680
Foreign	36,266	659	237

Total	$6,344	$5,606	$77,917

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	2010	2009
	(In thousands)

Deferred tax assets:
Capitalization of inventory costs	$98	$79
Reserves not currently deductible	8,835	9,962
Share-based compensation	17,274	15,706
Net operating loss carryforwards	10,902	11,639
General business and state credit carryforwards	19,373	13,589
Capitalized research and development expenditures	1,314	2,030
Capital loss carryforwards	2,370	2,609
Property and equipment	2,473	529
Other	1,271	708

Total gross deferred tax assets	63,910	56,851
Less valuation allowance	(3,121)	(3,002)

Deferred tax assets, net of valuation allowance	60,789	53,849

Deferred tax liabilities:
Various state taxes	5,335	4,349
Intangible assets — customer relationships	324	584
Intangible assets — core technology and patents	8,030	16,121

Total gross deferred tax liabilities	13,689	21,054

Net deferred tax asset	$47,100	$32,795

Based on the Company’s historical and anticipated future pre-tax results of operations, management believes it is more likely than not that the Company will realize the benefit of the approximately $47.1 million net deferred tax assets existing as of June 27, 2010. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income, however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years.

The Company has approximately $5.9 million of capital loss carryforwards available as of June 27, 2010. If unused, approximately $0.9 million and $5.0 million of the carryforwards would expire in fiscal years 2011 and 2014, respectively. Management believes it is more likely than not that the Company will not be able to generate sufficient capital gain income to realize these benefits prior to the expiration of these capital loss carryforwards. In addition, the Company believes it is more likely than not that the Company will not be able to utilize $1.3 million of Massachusetts research credits. Therefore, a valuation allowance of approximately $3.1 million is recorded as of the end of fiscal 2010.

The Company has made no provision for U.S. income taxes or foreign withholding taxes on the earnings of its foreign subsidiaries, as these amounts are intended to be indefinitely reinvested in operations outside the United States. As of June 27, 2010, there is no cumulative amount of undistributed earnings of our foreign subsidiaries.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The actual income tax (benefit) expense on pretax income before income taxes differs from expected federal income tax expense for the following reasons:

	2010	2009	2008
	(In thousands)

Expected income tax expense at 35%	$2,220	$1,962	$27,271
State income tax (benefit) expense, net of federal tax benefit	(1,877)	(2,143)	457
Change in valuation allowance allocated to income tax expense	(211)	—	—
Effect of foreign activities taxed at differing tax rates	(4,557)	4,960	57,609
Expiration of prior period tax matters	(4,258)	(5,282)	(1,583)
Research and other credits	(1,558)	(4,691)	(1,795)
Stock-based compensation	(3,157)	1,506	2,494
Prior period Section 199 deduction	(5,733)	—	—
Other, net	1,855	1,750	535

Total income tax (benefit) expense	$(17,276)	$(1,938)	$84,988

For fiscal 2010, the Company recognized a tax benefit related to a release of liabilities for uncertain tax positions as a result of an expiration of statute of limitations of approximately $4.3 million and a tax benefit related to the domestic production activities deductions for tax years 2005 through 2007 of approximately $5.7 million, recognized as a result of filing the amended returns in fiscal 2010.

As of June 27, 2010, the Company had federal and state net operating loss carryforwards of approximately $25.3 million and $23.1 million, respectively, available to offset future federal and state taxable income. If unused, the federal net operating loss carryforwards will expire during the fiscal years 2011 through 2023, and the state net operating loss carryforwards will begin to expire in fiscal 2015. Included in the federal net operating loss carryforwards are Aarohi losses of approximately $24.5 million and Sierra Logic losses of approximately $0.7 million. The annual utilization of these net operating loss carryforwards is limited due to restrictions imposed under federal law due to a change in ownership.

As of June 27, 2010, the Company had federal and state research and experimentation credit carryforwards of approximately $2.6 million and $16.5 million, respectively, which are available to reduce federal and state income taxes. If unused, the federal carryforwards expire during the fiscal years 2022 through 2030, and certain state carryforwards will begin to expire in fiscal 2019. For federal tax purposes, the Company has approximately $0.1 million of foreign tax credit carryforwards available through fiscal 2019.

As of June 27, 2010, the Company had total unrecognized tax benefits of approximately $33.6 million compared to approximately $31.3 million as of June 28, 2009. If fully recognized, approximately $29.3 million of the $33.6 million would impact the Company’s effective tax rate. The Company does not expect that the liability for unrecognized tax benefits will change significantly within the next 12 months.

A rollforward of the activity in the gross unrecognized tax benefits for the year ended June 27, 2010 is as follows (in thousands):

Balance at June 28, 2009	$31,408
Additions based on tax positions related to the current year	5,859
Additions for tax positions of prior years	1,136
Reductions for tax positions of prior years	—
Reductions for tax positions due to a lapse in statute	(4,852)

Balance at June 27, 2010	$33,551

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s Federal income tax returns for fiscal years 2007 to 2010 and California income tax returns for fiscal years 2006 to 2010 are open as the statute of limitations have not yet expired. The Company is currently under audit by federal and various state taxing authorities. The Company does not believe that the resolution of these audits will have a material effect on its financial statements; however, there is no assurance that the Company will accurately predict the outcomes of these audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows.

The Company had accrued interest and penalties related to unrecognized tax benefits included in other liabilities of approximately $1.2 million and $1.0 million as of June 27, 2010 and June 28, 2009, respectively.

Note 14	Revenue by Product Families, Geographic Area and Significant Customers

Revenues by Product Families

The Company designs and markets two major distinct product families: Host Server Products (HSP) and Embedded Storage Products (ESP). HSP mainly consists of Fibre Channel based connectivity products and converged Fibre Channel over Ethernet based products. The Company’s Fibre Channel based products include HBAs, custom form factor solutions for OEM blade servers and ASICs. These products enable servers to efficiently connect to local area networks (LANs), SANs, and network attached storage (NAS) by offloading data communication processing tasks from the server as information is delivered and sent to the network. The Company’s converged products include Converged Network Adapters (CNAs). CNAs efficiently move data between local area networks (LANs) and SANs using Fibre Channel over Ethernet (FCoE) to map the Fibre Channel protocol directly into the data layer of Ethernet networks.

ESP mainly consists of Input/Output controller (IOC) solutions, embedded bridge, and embedded router products. Embedded storage switches, bridges, routers, and IOCs are deployed inside storage arrays, tape libraries, and other storage appliances that connect storage controllers to storage capacity.

	2010	2009	2008
	(In thousands)

Net revenues:
Host Server Products	$288,437	$284,099	$352,687
Embedded Storage Products	110,283	93,559	134,858
Other	430	564	756

Total net revenues	$399,150	$378,222	$488,301

Revenues by Geographic Area

The Company’s net revenues by geographic area based on bill-to location are:

	2010		2009		2008
			(In thousands)

Asia Pacific	$141,105	35%	$107,914	29%	$125,392	26%
United States	130,511	33%	144,201	38%	197,063	40%
Europe, Middle East, and Africa	121,757	31%	120,260	32%	160,386	33%
Rest of the world	5,777	1%	5,847	1%	5,460	1%

Total net revenues	$399,150	100%	$378,222	100%	$488,301	100%

In fiscal years 2010, 2009, and 2008, net revenues from sales to customers in the United Kingdom, based on bill-to location, were approximately 13%, 12%, and 16%, respectively. Net revenues from sales to

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customers in Singapore, based on bill-to location, for fiscal years 2010, 2009, and 2008 were 13%, 13%, and 13%, respectively. No other country in Asia Pacific, Europe, Middle East, Africa or the rest of the world accounted for more than 10% of net revenues during these periods.

Significant Customers

The following table represents direct sales to customers accounting for greater than 10% of the Company’s net revenues or customer accounts receivable accounting for greater than 10% of the Company’s accounts receivable. Amounts not presented were less than 10% in the current fiscal year.

				Accounts
	Net Revenues			Receivable
	2010	2009	2008	2010	2009

Hewlett-Packard	13%	17%	15%	13%	15%
IBM	22%	22%	21%	21%	24%

In addition to direct sales, some of the Company’s larger OEM customers purchased or marketed products indirectly through distributors, resellers, or other third parties. Customers with total direct and indirect revenues, including customer specific models purchased or marketed indirectly through distributors, resellers, and other third parties, of more than 10% in the current fiscal year were as follows:

	Net Revenues
	2010	2009	2008

EMC	12%	14%	18%
Hewlett-Packard	14%	17%	15%
IBM	31%	31%	28%

Note 15	Net Income (Loss) per Share

In June 2008, the FASB issued authoritative guidance for whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in previously issued guidance for EPS. This guidance was effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2008, which was the Company’s fiscal year beginning June 29, 2009. Upon adoption, EPS data for all periods presented were adjusted to conform to the authoritative guidance.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted net income (loss) per share:

	2010	2009	2008
	(In thousands, except per share data)

Numerator — Net income (loss)	$23,620	$7,544	$(7,071)
Less: Undistributed earnings allocated to participating securities	(317)	(187)	—

Undistributed earnings allocated to common shareholders for basic net income (loss) per share	$23,303	$7,357	$(7,071)

Undistributed earnings allocated to common shareholders for diluted net income (loss) per share	$23,308	$7,358	$(7,071)

Denominator:
Denominator for basic net income (loss) per share — weighted average shares outstanding	80,097	80,770	82,323
Dilutive options outstanding, unvested stock units and ESPP	1,185	343	—

Denominator for diluted net income (loss) per share — adjusted weighted average shares outstanding	81,282	81,113	82,323

Basic net income (loss) per share	$0.29	$0.09	$(0.09)

Diluted net income (loss) per share	$0.29	$0.09	$(0.09)

Antidilutive options and unvested stock awards excluded from the computations	8,203	14,606	13,437

Average market price of common stock	$11.09	$8.91	$16.91

The antidilutive stock options and unvested stock were excluded from the computation of diluted net income (loss) per share due to the assumed proceeds from the award’s exercise or vesting being greater than the average market price of the common shares or due to the Company incurring a net loss for the periods presented.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16	Unaudited Quarterly Consolidated Financial Data

Selected unaudited quarterly consolidated financial data for fiscal years 2010 and 2009 are as follows:

				Diluted
				Net (Loss)
	Net		Net (Loss)	Income
	Revenues	Gross Profit	Income	per Share
	(In thousands, except per share data)

2010:
Fourth quarter	$103,129	$63,382	$(2,469)	$(0.03)
Third quarter	102,204	64,420	13,309	0.16
Second quarter	108,290	66,784	8,942	0.11
First quarter	85,527	52,106	3,838	0.05

Total	$399,150	$246,692	$23,620

2009:
Fourth quarter	$79,297	$49,018	$(4,509)	$(0.06)
Third quarter	78,568	46,802	(5,965)	(0.07)
Second quarter	108,661	65,985	10,517	0.13
First quarter	111,696	69,952	7,501	0.09

Total	$378,222	$231,757	$7,544

SCHEDULE OF EMULEX CORPORATION AND SUBSIDIARIES

Schedule II

EMULEX CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
Years ended June 27, 2010, June 28, 2009, and June 29, 2008

		Additions
		Charged to
		Costs and
		Expenses	Amounts
	Balance at	Including	Charged	Balance
	Beginning	Changes in	Against	at End
Classification	of Period	Estimates	Reserve	of Period
		(In thousands)

Year ended June 27, 2010:
Allowance for doubtful accounts	$1,553	$100	$—	$1,653

Sales returns, allowances and reserves	$2,989	$14,990	$14,205	$3,774

Warranty liability	$2,462	$(195)	$630	$1,637

Year ended June 28, 2009:
Allowance for doubtful accounts	$1,753	$(196)	$4	$1,553

Sales returns, allowances and reserves	$4,225	$8,717	$9,953	$2,989

Warranty liability	$4,174	$48	$1,760	$2,462

Year ended June 29, 2008:
Allowance for doubtful accounts	$1,902	$(146)	$3	$1,753

Sales returns, allowances and reserves	$3,330	$14,398	$13,503	$4,225

Warranty liability	$3,832	$2,304	$1,962	$4,174

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMULEX CORPORATION

By:	/s/ James M. McCluney
James M. McCluney
Chief Executive Officer

Date: August 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 26, 2010.

Signature	Title

/s/ James M. McCluney (James M. McCluney)	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Michael J. Rockenbach (Michael J. Rockenbach)	Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

/s/ Paul F. Folino (Paul F. Folino)	Executive Chairman

/s/ Fred B. Cox (Fred B. Cox)	Director and Chairman Emeritus

/s/ Michael P. Downey (Michael P. Downey)	Director

/s/ Bruce C. Edwards (Bruce C. Edwards)	Director

/s/ Robert H. Goon (Robert H. Goon)	Director

/s/ Don M. Lyle (Don M. Lyle)	Director

/s/ Dean A. Yoost (Dean A. Yoost)	Director

EXHIBIT INDEX

Exhibit No.		Description of Exhibit

2.1		Agreement and Plan of Merger, dated June 7, 2010, by and among Emulex Corporation, Tortuga Electronics LLC, ServerEngines Corporation, and Raju Vegesna, as Stockholder Agent (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2010) (Pursuant to Item 601(b)(2) of Regulation S-K, annexes and schedules to the Agreement and Plan of Merger have been omitted; annexes and schedules will be supplementally provided to the Securities and Exchange Commission upon request)
3.1		Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).
3.2		Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).
3.3		Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2009).
3.4		Amended and Restated Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of Emulex Corporation, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 16, 2009.
10	.1*	Giganet, Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed March 2, 2001).
10	.2*	Emulex Corporation Employee Stock Option Plan, as amended (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 21, 2002).
10	.3*	Emulex Corporation 1997 Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 30, 2006).
10	.4*	Emulex Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix B to Emulex Corporation’s proxy statement on Schedule 14A for the 2008 annual meeting of its stockholders filed with the Securities and Exchange Commission on October 14, 2008).
10	.5*	Emulex Corporation 2004 Employee Stock Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 18, 2004).
10.6		Standard Commercial Lease between the Flatley Company and Giganet, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s 2001 Annual Report on Form 10-K).
10	.7*	Form of Key Employee Retention Agreement between the Company and its executive officers other than Paul F. Folino and James M. McCluney, Jeffrey W. Benck, and Michael J. Rockenbach (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006).
10	.8*	Form of Key Employee Retention Agreement for Paul F. Folino, James M. McCluney, Jeffrey W. Benck, and Michael J. Rockenbach (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 16, 2009).
10	.9*	Emulex Corporation Change in Control Retention Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on April 29, 2009).
10.10		Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current Report on Form 8-K filed May 17, 2005).
10.11		Real Estate Lease dated September 12, 2000, between LM Venture, LLC and Emulex Corporation (incorporated by reference to Exhibit 10.22 to the Company’s 2003 Annual Report on Form 10-K).

Exhibit No.		Description of Exhibit

10.12		First Amendment to Lease (amendment dated February 8, 2001), between LM Venture LLC and Emulex Corporation (incorporated by reference to Exhibit 10.23 to the Company’s 2003 Annual Report on Form 10-K).
10	.13*	Vixel Corporation Amended and Restated 1995 Stock Option Plan incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Registration Statement on Form S-1 of Vixel Corporation (File No. 333-81347 filed on August 16, 1999).
10	.14*	Vixel Corporation 1999 Equity Incentive Plan (as amended) (incorporated by reference to Exhibit 10.23 of Amendment No. 1 to the Registration Statement on Form S-1 of Vixel Corporation (File No. 333-81347), filed on August 16, 1999).
10	.15*	Vixel Corporation 2000 Non-Officer Equity Incentive Plan (incorporate reference to Exhibit 99.1 of the Registration Statement on Form S-8/S-3 of Vixel Corporation (File No. 333-39000), filed on June 9, 2000).
10.16		First Amendment to Standard Commercial Lease (amendment dated July 1, 2004) between the Flatley Company and Emulex Design & Manufacturing Corporation, successor-in-interest to Giganet, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s 2004 Annual Report on Form 10-K).
10	.17*	Form of Director Stock Option Agreement and related form of Grant Summary for grants made pursuant to the 1997 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 30, 2005).
10	.18*	Form of Incentive Stock Option Agreement for grants made pursuant to the Employee Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 30, 2005).
10	.19*	Form of Non-Qualified Stock Option Agreement for grants made pursuant to the Employee Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 30, 2005).
10	.20*	Form of Incentive Stock Option Agreement for grants made pursuant to the 2004 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed August 30, 2005).
10	.21*	Form of Non-Qualified Stock Option Agreement for grants made pursuant to the 2004 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed August 30, 2005).
10	.22*	Form of Notice of Grant of Stock Options and Stock Option Agreement for grants made pursuant to both the Employee Stock Option Plan and 2004 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed August 30, 2005).
10.23		Office Lease Agreement dated August 25, 2005 by and between 24000 Development, LLC and Emulex Design & Manufacturing Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 31, 2005).
10	.24*	Description of Compensation Arrangements with Non-Employee Directors.
10	.25*	Form of Amendment to Incentive Stock Option Agreements under the Amended and Restated 2005 Equity Incentive Plan.
10	.26*	Executive Incentive Plan of the Company, as amended, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 3, 2009.
10	.27*	Aarohi Communications, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed May 8, 2006).
10	.28*	Form of Aarohi Communications, Inc. Stock Option Agreement(incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed May 8, 2006).
10	.29*	Form of Aarohi Communications, Inc. Stock Option Agreement (alternate form) (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed May 8, 2006).

Exhibit No.		Description of Exhibit

10	.30*	Form of Aarohi Communications, Inc. Notice of Grant of Stock Option (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed May 8, 2006).
10	.31*	Form of Emulex Corporation Stock Option Assumption Documents for holders of options granted under the Aarohi Communications, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 filed May 8, 2006).
10	.32*	Amended and Restated Emulex Corporation 2005 Equity Incentive Plan (incorporated by reference to Appendix A to Emulex Corporation’s proxy statement on Schedule 14A for the 2008 annual meeting of its stockholders filed with the Securities and Exchange Commission on October 14, 2008).
10	.33*	Form of 2005 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006).
10	.34*	Form of Notice of Grant of Restricted Stock Award under 2005 Equity (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006).
10.35		Second Amendment to Lease dated May 26, 2006 by and between Brass Creekside, L.P. and Emulex Design & Manufacturing Corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed June 5, 2006).
10	.36*	Sierra Logic, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on October 5, 2006).
10	.37*	Form of Sierra Logic, Inc. Stock Option Agreement and Notice of Grant of Stock Option (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on October 5, 2006).
10	.38*	Form of Emulex Corporation Stock Option Assumption Documents for holders of options granted under the Sierra Logic, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed on October 5, 2006).
10.40		Deed of Lease between Aarohi Communications Private Limited and M/s M.K. Chakrapani & Co. relating to the Company’s offices in Bangalore, India (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended October 1, 2006)
10	.41*	Offer letter, dated May 4, 2008, from the Company to Jeffrey W. Benck (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 12, 2008).
10	.42*	Form of Amendment to Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 16, 2009).
10	.43*	Form of Amendment to Restricted Stock Award Agreement incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 16, 2009.
10	.44*	Form of Notice of Grant of Restricted Stock Unit under the Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on January 30, 2009).
10	.45*	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on January 30, 2009).
10	.46*	Form of Appendix to Restricted Stock Award Agreement, Restricted Stock Unit Award Agreement, Non-Qualified Stock Option Agreement, and Incentive Stock Option Agreement for Change in Control Retention Plan Participants or Employees Covered by a Key Employee Retention Agreement under the Amended and Restated 2005 Equity Incentive Plan.
10	.47*	Form of Restricted Stock Unit Award Agreement for Non-U.S. Grantees under the Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on January 30, 2009).

Exhibit No.		Description of Exhibit

10	.48*	Form of Appendix to Restricted Stock Unit Award Agreement for Non-U.S. Grantees under the Amended and Restated 2005 Equity Incentive Plan.
10	.49*	Letter Agreement between Emulex Corporation, a California corporation, and Michael Smith (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 6, 2008).
10	.50*	Separation Agreement, dated September 25, 2009, between the Company and Marshall D. Lee (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 2, 2009).
10.51		Support Agreements, each dated June 7, 2010, by and between Emulex Corporation and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2010).
10	.52*	Form of Amendment to Restricted Stock Unit Agreements under the Amended and Restated 2005 Equity Incentive Plan.
21		List of Company subsidiaries.
23		Consent of Independent Registered Public Accounting Firm.
31A		Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31B		Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensation plan or arrangement.