Form 10-Q
period 2010-09-26
EMULEX CORP /DE/
filed 2010-11-05
CIK 350917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 26, 2010
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
Yes ☐ No ☑
As of October 28, 2010, the registrant had 86,864,195 shares of common stock outstanding.

EMULEX CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	September 26,	June 27,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$146,385	$248,813
Investments	27,128	45,990
Accounts and other receivables, net of allowance for doubtful accounts of $1,681 and $1,653 at September 26, 2010 and June 27, 2010, respectively	69,486	58,479
Inventories	14,372	13,465
Prepaid income taxes	17,563	17,563
Prepaid expenses and other current assets	12,589	12,799
Deferred income taxes	17,222	19,442

Total current assets	304,745	416,551

Property and equipment, net	66,302	63,482
Investments	1,621	—
Goodwill	173,897	94,835
Intangible assets, net	186,168	44,497
Deferred income taxes	4,736	27,658
Other assets	19,121	42,427

Total assets	$756,590	$689,450

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,694	$31,377
Accrued liabilities	44,875	29,053

Total current liabilities	81,569	60,430
Other liabilities	4,081	4,287
Accrued taxes	34,395	33,551

Total liabilities	120,045	98,268

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	—	—
Common stock, $0.10 par value; 240,000,000 shares authorized; 99,190,068 and 91,217,793 issued at September 26, 2010 and June 27, 2010, respectively	9,919	9,122
Additional paid-in capital	1,215,899	1,123,365
Accumulated deficit	(380,558)	(372,450)
Accumulated comprehensive loss	(393)	(615)
Treasury stock, at cost; 14,656,242 and 10,550,971 shares at September 26, 2010 and June 27, 2010, respectively	(208,322)	(168,240)

Total stockholders’ equity	636,545	591,182

Total liabilities and stockholders’ equity	$756,590	$689,450

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended
	September 26,	September 27,
	2010	2009
Net revenues	$103,097	$85,527
Cost of sales	45,702	33,421

Gross profit	57,395	52,106

Operating expenses:
Engineering and development	38,264	31,399
Selling and marketing	12,709	12,912
General and administrative	17,619	12,279
Amortization of other intangible assets	2,016	1,698

Total operating expenses	70,608	58,288

Operating loss	(13,213)	(6,182)

Nonoperating income, net:
Interest income	21	119
Interest expense	(375)	(2)
Other (expense) income, net	(153)	230

Total nonoperating income, net	(507)	347

Loss before income taxes	(13,720)	(5,835)

Income tax benefit	(5,612)	(9,673)

Net (loss) income	$(8,108)	$3,838

Net (loss) income per share:
Basic	$(0.10)	$0.05

Diluted	$(0.10)	$0.05

Number of shares used in per share computations:
Basic	82,321	79,797

Diluted	82,321	80,585

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended
	September 26,	September 27,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(8,108)	$3,838
Adjustments to reconcile net (loss) income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation and amortization of property and equipment	5,219	5,438
Share-based compensation expense	15,302	4,937
Amortization of intangible assets	8,209	6,424
Provision for losses on accounts and other receivables	28	(86)
Accrued interest income, net	—	34
Loss on disposal of property and equipment	263	1,130
Deferred income taxes	(2,617)	(5,701)
Excess tax benefit from share-based compensation	(38)	(15)
Foreign currency adjustments	260	(246)
Changes in assets and liabilities:
Accounts and other receivables, net	(5,452)	12
Inventories	(599)	14
Prepaid expenses and other assets	(3,262)	(8,345)
Accounts payable, accrued liabilities, and other liabilities	1,583	3,034
Accrued taxes	(301)	556
Income taxes payable and prepaid income taxes	(6)	(162)

Net cash provided by operating activities	10,481	10,862

Cash flows from investing activities:
Net proceeds from sale of property and equipment	99	—
Purchases of property and equipment	(4,463)	(1,811)
Purchases of intangible assets	(4,000)	(20,000)
Payments for the purchase of ServerEngines Corporation, net of cash acquired	(53,066)	—
Purchases of investments	(31,797)	—
Maturities of investments	49,038	8,102

Net cash used in investing activities	(44,189)	(13,709)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	273	44
Repurchase of common stock	(40,082)	(18,240)
Tax withholding payments reimbursed by common stock	(2,237)	(1,869)
Repayment of debt to the founders of ServerEngines Corporation	(26,897)	—
Excess tax benefit from share-based compensation	38	15

Net cash used in financing activities	(68,905)	(20,050)

Effect of exchange rates on cash and cash equivalents	185	(87)

Net decrease in cash and cash equivalents	(102,428)	(22,984)
Cash and cash equivalents at beginning of period	248,813	294,136

Cash and cash equivalents at end of period	$146,385	$271,152

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Basis of Presentation
     In the opinion of management of Emulex Corporation (Emulex or the Company), the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows. Interim results for the three months ended September 26, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending July 3, 2011. The accompanying condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2010. The preparation of the condensed consolidated financial statements requires the use of estimates and actual results could differ materially from management’s estimates.
Supplemental Cash Flow Information

	Three Months Ended
	September 26,	September 27,
	2010	2009
Cash paid during the period for:
Interest	$2	$2
Income taxes	$239	$47

Non-cash activities:
Purchases of property and equipment not paid, net	$492	$827
Refer to Note 2 for the non-cash activities related to the business combination.
Recently Adopted Accounting Standards
     In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements” amending ASC 820, “Fair Value Measurements and Disclosures,” requiring additional disclosure and clarifying existing disclosure requirements about fair value measurements. ASU 2010-06 requires entities to provide fair value disclosures by each class of assets and liabilities, which may be a subset of assets and liabilities within a line item in the statement of financial position. The additional requirements also include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and separate presentation of purchases, sales, issuances and settlements of items within Level 3 of the fair value hierarchy. The guidance clarifies existing disclosure requirements regarding the inputs and valuation techniques used to measure fair value for measurements that fall in either Level 2 or Level 3 of the hierarchy. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, or the third quarter of the Company’s 2010 fiscal year, except for the disclosures about purchases, sales, issuances and settlements which is effective for fiscal years beginning after December 15, 2010, or the Company’s 2012 fiscal year, and for interim periods within those fiscal years. There was no impact of the Company’s adoption of this guidance and management is currently assessing the impact of the disclosure guidance effective in fiscal 2012.
2. Business Combinations
ServerEngines Corporation
     On August 25, 2010, the Company acquired 100% of the outstanding common stock of ServerEngines Corporation (ServerEngines), a privately-held, fabless semiconductor company located in Sunnyvale, California. It is expected that the combination of Emulex and ServerEngines’ technology will create a unique offering to deliver input/output (I/O) connectivity to our customers as part of their converged networking solutions, including adapters, mezzanine cards and LAN on Motherboard (LOM) solutions. These benefits and additional opportunities were among the factors that contributed to a purchase price resulting in the recognition of preliminary estimated goodwill.

     The Company allocated the purchase price of the acquired company to the net tangible assets and intangible assets acquired based upon their estimated fair values. Acquisition-related transaction costs and acquisition-related restructuring charges are not included as components of consideration transferred but have been accounted for as expenses in the period in which the costs are incurred. Total merger-related transaction costs incurred by the Company were approximately $2.6 million, of which $2.0 million was incurred and recorded in general and administrative expenses in the year ended June 27, 2010, and $0.6 million was incurred and recorded in general and administrative expenses in the quarter ended September 26, 2010.
     The aggregate preliminary purchase price was approximately $136.5 million and was comprised of the following:

(in thousands)
Cash	$54,791
Common stock	67,367
Contingent consideration	11,966
Options assumed	2,355

Net assets acquired	$136,479

     Included in the common stock issued and contingent consideration is approximately 2.0 million shares of Emulex common stock to be held in escrow for up to 18 months from the acquisition date subject to certain standard representations and warranties defined in the merger agreement.
     The contingent consideration relates to 4.0 million shares that are issuable upon achievement of two post-closing milestones. Approximately 2.5 million shares are tied to the employment of certain recipients, and are therefore accounted for as stock-based compensation over the service period. The Company has recognized approximately $10.6 million during the quarter ended September 26, 2010 and expects to recognize another $11.6 million of stock based compensation expense over the next 15 months related to the employment based contingent shares. The first post-closing milestone was met subsequent to the quarter ended September 26, 2010.
     The Company has preliminarily allocated the purchase price to the assets acquired and liabilities assumed at estimated fair values. The excess of the purchase price over the aggregate fair values is recorded as goodwill. This allocation is subject to revision as the estimates of fair value of contingent consideration, inventory, identifiable intangible assets, and deferred taxes are based on preliminary information and the final pre-acquisition tax returns are not yet complete. The Company is in the process of obtaining third party valuations of certain assets. Thus, the allocation of the purchase price is subject to refinement. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
Current assets, including cash acquired of $1,725	$7,457
Property and equipment	3,406
Other noncurrent assets	440
Intangible assets	145,880
Goodwill	79,062

Total assets acquired	236,245
Current liabilities	(70,863)
Noncurrent deferred tax liability	(27,758)
Accrued taxes	(1,145)

Total liabilities assumed	(99,766)

Total preliminary estimated purchase price allocation	$136,479

     The current liabilities assumed of $70.9 million included approximately $26.9 million due to the founders of ServerEngines and approximately $26.4 million due to Emulex. These amounts were settled in conjunction with the acquisition.
     The intangible assets acquired of approximately $145.9 million were preliminary determined, in accordance with the authoritative guidance for business combinations, based on the estimated fair values using valuation techniques consistent with the market approach and income approach to measure fair value. The remaining useful lives were estimated based on the underlying agreements or the future economic benefit expected to be received from the assets. Of the approximately $145.9 million which was preliminarily assigned to acquired intangible assets, approximately $141.7 million was assigned to developed technology, approximately $1.5 million was assigned to a tradename, approximately $1.5 million was assigned to backlog, approximately $0.6 million was assigned to customer relationships, and approximately $0.6 million was assigned to covenants not to compete.
     Intangible assets with identifiable lives are being amortized on a straight-line basis from the acquisition date over their estimated useful lives as follows:

Developed technology	8 years
Customer relationships	5 years
Covenants not to compete	2.5 years
Tradename	12 years
Backlog	10 months
Weighted-average amortization period	8 years
     The goodwill recognized is not expected to be deductible for income tax purposes.
     The acquisition has been included in the condensed consolidated statements of operations of the Company since the date of acquisition. Since the acquisition date, the Company recorded approximately $2.0 million in revenue with respect to the ServerEngines business in the Company’s condensed consolidated statements of operations.
     Following is the summarized pro forma combined results of operations for the three months ended September 26,2010 and September 27, 2009, assuming the acquisition had taken place at the beginning of each fiscal year. The pro forma combined results of operations for the three months ended September 26, 2010, was prepared based upon the statement of operations of Emulex for the three months ended September 26, 2010 combined with the statement of operations of ServerEngines for period from July 1, 2010 to August 25, 2010 as all operating results of ServerEngines were included in the statement of operations of Emulex since the acquisition date of August 25, 2010. The pro forma combined results of operations for the three months ended September 27, 2009, was prepared based upon the statement of operations of Emulex for the three months ended September 27, 2009 combined with the statement of operations of ServerEngines for the period from July 1, 2009 to September 30, 2009.
     The pro forma information includes adjustments to reflect the amortization and depreciation of intangible and tangible assets acquired, incremental stock-based compensation expense resulting from retention stock options granted to ServerEngines employees, reductions to interest expense for the settlement of ServerEngines debt in connection with the acquisition, elimination of the historical revenues and cost of goods sold between the Company and ServerEngines, and the related estimated tax effects of these adjustments as well as an adjustment to shares outstanding for shares issued for the acquisition. The pro forma results exclude transaction costs of $0.6 million and stock based compensation related to the contingent shares which are tied to the employment of certain recipients of approximately $10.6 million recognized in the Company’s statement of operations for the quarter ended September 26, 2010 as these charges are not expected to have a continuing impact on the statements of operations of the combined entity. The Company expects to recognize additional stock based compensation charges of approximately $11.6 million over the next 15 months related to the stock based compensation charges for the contingent shares tied to the employment of certain recipients.
     The pro forma results are not necessarily indicative of the future results or results that would have been reported had the acquisition taken place when assumed.

	Three Months Ended
	September 26,	September 27,
	2010	2009
	(Unaudited)
	(in thousands, except per share data)
Net revenues	$104,989	$91,428

Net loss	$(2,628)	$(3,205)

Net loss per basic share	$(0.03)	$(0.04)

Net loss per diluted share	$(0.03)	$(0.04)

Acquisition in Fiscal 2010
     In May 2010, the Company purchased a business from a privately-held company in the storage networking industry. Total consideration was approximately $13.0 million consisting of cash, cancellation of loans receivable, and a partial return of the Company’s equity investment in the privately-held company. The transaction was accounted for as a business acquisition. The preliminary purchase consideration was allocated to the tangible and intangible assets acquired, including in-process research and development (IPR&D), based on their estimated fair values. The Company preliminarily recorded approximately $6.0 million of IPR&D, $0.9 million of fixed assets and approximately $6.1 million in goodwill as of June 27, 2010. During the first quarter ended September 26, 2010, the Company obtained further information on the valuation of the acquired fixed assets and in accordance the with authoritative guidance for business combinations, retroactively recorded a purchase price adjustment to write down the fixed assets and adjust goodwill for approximately $0.9 million as of June 27, 2010. This purchase price allocation remains preliminary as the purchase consideration continues to being evaluated with regards to the amounts held in escrow. Pro forma results of operations have not been presented as the acquisition was not material to the Company’s consolidated financial statements.
3. Fair Value of Financial Instruments
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
     Financial instruments measured at fair value on a recurring basis as of September 26, 2010 and June 27, 2010 are as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
September 26, 2010
Cash and cash equivalents	$146,385	$—	$—	$146,385
Term deposits	2,729	—	—	2,729
U.S. Government securities	13,013	—	—	13,013
U.S. Government sponsored entity securities	11,388	—	—	11,388
Corporate bonds	1,621	—	—	1,621

	$175,136	$—	$—	$175,136

June 27, 2010
Cash and cash equivalents	$248,813	$—	$—	$248,813
Municipal bonds	101	—	—	101
Term deposits	3,237	—	—	3,237
U.S. Government securities	23,008	—	—	23,008
U.S. Government sponsored entity securities	19,648	—	—	19,648

	$294,807	$—	$—	$294,807

     The Company’s other financial instruments consist primarily of an equity investment in a privately-held company and insurance recovery receivable. The Company believes the carrying value of its insurance recovery receivable approximates its current fair value due to its nature and relatively short duration. The fair value of the Company’s equity investment in the privately-held company was based on the income approach, using “Level 3” inputs requiring the use of inputs that are both unobservable and significant to the fair value measurements.

4. Investments
The Company’s portfolio of held-to-maturity investments consists of the following:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
September 26, 2010
Term deposits	$2,729	$—	$—	$2,729
U.S. Government securities	13,012	1	—	13,013
U.S. Government sponsored entity securities	11,387	1	—	11,388
Corporate bonds	1,621	—	—	1,621

	$28,749	$2	$—	$28,751

June 27, 2010
Municipal bonds	$101	$—	$—	$101
Term deposits	3,238	—	(1)	3,237
U.S. Government securities	23,006	2	—	23,008
U.S. Government sponsored entity securities	19,645	3	—	19,648

	$45,990	$5	$(1)	$45,994

     Investments at September 26, 2010 and June 27, 2010 were classified as shown below:

	September 26,	June 27,
	2010	2010
	(in thousands)
Short-term investments (maturities less than one year)	$27,128	$45,990
Long-term investments (maturities from one to five years)	1,621	—

	$28,749	$45,990

5. Inventories
Inventories are summarized as follows:

	September 26,	June 27,
	2010	2010
	(in thousands)
Raw materials	$3,775	$2,717
Finished goods	10,597	10,748

	$14,372	$13,465

6. Goodwill and Intangible Assets, net
     The activity in goodwill during the three months ended September 26, 2010 is as follows:

Carrying
Amount
(in thousands)
Goodwill, as of June 27, 2010	$94,835
Goodwill from acquisition during the period	79,062

Goodwill, as of September 26, 2010	$173,897

     Purchase price adjustments of approximately $0.9 million during the measurement period were recorded retrospectively pursuant to the authoritative guidance for business combinations.

     Intangible assets, net, are as follows:

	September 26,	June 27,
	2010	2010
	(in thousands)
Intangible assets subject to amortization:
Core technology and patents	$77,345	$73,345
Accumulated amortization, core technology and patents	(55,835)	(53,050)
Developed technology	210,200	68,500
Accumulated amortization, developed technology	(56,291)	(51,375)
Customer relationships	3,810	3,200
Accumulated amortization, customer relationships	(2,569)	(2,398)
Tradename	6,139	4,639
Accumulated amortization, tradename	(4,522)	(4,364)
Covenants not to compete	550	—
Accumulated amortization, covenants not to compete	(19)	—
Backlog	1,520	—
Accumulated amortization, backlog	(160)	—

Total amortizable intangible assets, net	180,168	38,497
In process research and development	6,000	6,000

Total intangible assets, net	$186,168	$44,497

     The intangible assets subject to amortization are being amortized on a straight-line basis over original lives ranging from approximately ten months to twelve years. Aggregated amortization expense for intangible assets for the three months ended September 26, 2010 and September 27, 2009, was approximately $8.2 million and $6.4 million, respectively.
     Amortization expense of approximately $6.2 million and $4.7 million related to core and developed technology is included in cost of sales in the accompanying condensed consolidated statements of operations for the three months ended September 26, 2010 and September 27, 2009, respectively.
     The following table presents the estimated future aggregated amortization expense of intangible assets as of September 26, 2010 (in thousands):

2011 (remaining 9 months)	$30,557
2012	26,087
2013	22,428
2014	22,282
2015	18,282
Thereafter	60,532

$180,168

7. Other Assets
     Components of other assets are as follows:

	September 26,	June 27,
	2010	2010
	(in thousands)
Notes receivable	$—	$24,256
Equity investment in privately-held company	9,184	9,184
Other	9,937	8,987

	$19,121	$42,427

     As described in Note 2, the notes receivable were settled in connection with the Company’s acquisition of ServerEngines on August 25, 2010.

     The Company’s equity investment in a privately-held company is accounted for under the cost method. Under the cost method, investments are carried at cost and are adjusted for other-than-temporary declines in fair value, distributions of earnings, or additional investments. The Company monitors its investment for impairment on a quarterly basis and makes appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Impairment charges are included in other (expense) income, net in the consolidated statements of operations. Factors used in determining an impairment include, but are not limited to, the current business environment including competition; uncertainty of financial condition; technology and product prospects; results of operations; and current financial position including any going concern considerations such as the rate at which the investee utilizes cash and the investee’s ability to obtain additional financing. The Company has determined that there is no impairment as of September 26, 2010; however, it is considered reasonably possible that the Company’s determination that there is no impairment could change within the next twelve months if the current business environment deteriorates, the investees’ financial condition worsens, or the investee is unable to secure adequate financing to support its business plan and operations.
8. Accrued Liabilities
Components of accrued liabilities are as follows:

	September 26,	June 27,
	2010	2010
	(in thousands)
Payroll and related costs	$18,642	$14,387
Warranty liability	1,723	1,637
Deferred revenue and accrued rebates	14,192	4,169
Other	10,318	8,860

	$44,875	$29,053

     The Company provides a warranty of between one to five years on its products. The Company records a provision for estimated warranty related costs at the time of sale based on historical product return rates and the Company’s estimates of expected future costs of fulfilling its warranty obligations. Changes to the warranty liability were:

(in thousands)
Balance at beginning of period	$1,637
Accrual for warranties issued	446
Changes to pre-existing warranties (including changes in estimates)	(91)
Settlements made (in cash or in kind)	(269)

Balance at end of period	$1,723

9. Commitments and Contingencies
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

     On January 27, 2009, a patent infringement lawsuit was filed in the United States District Court in the Central District of California as Case No. CV09-00605 R (JWJx) against Emulex by Microprocessor Enhancement Corporation and Michael H. Branigin. The complaint alleges infringement of U.S. Patent No. 5,471,593, and seeks a judgment for damages, injunctive relief, and an award of attorneys’ fees and costs. On March 25, 2009, Emulex filed an answer to the complaint denying allegations and asserting affirmative defenses. Emulex joined a summary judgment motion by Texas Instruments in a related lawsuit. On July 1, 2010, the Court granted summary judgment of noninfringement to Emulex based on prosecution history estoppel of the patent, and the Court subsequently entered final judgment in favor of Emulex on July 13, 2010. MEC filed a notice of appeal of the final judgment to the United States Court of Appeals for the Federal Circuit on August 9, 2010.
     On April 27, 2009, Reid Middleton filed a lawsuit in the Court of Chancery of the State of Delaware on behalf of himself and all other similarly situated stockholders of the Company and derivatively on behalf of the Company. The original complaint named the members of the Board as defendants and the Company as a nominal defendant. The complaint asserted a claim for breach of fiduciary duty on behalf of a putative class of holders of shares of the Company’s common stock (the Shares) and a derivative claim for devaluation of the Company stemming from the Company’s January 2009 amendments to its Bylaws, adoption of a new stockholder rights plan to replace its expiring rights plan, and amendments to its Key Employee Retention Agreements, and actions in response to Broadcom’s announcement of its unsolicited April 21, 2009 takeover proposal to acquire the Company. The original complaint sought declaratory and injunctive relief, compensatory damages, interest and costs, including attorneys’ and expert fees. On October 4, 2010 the Vice Chancellor Judge signed an Order of Dismissal awarding $3.0 million to the counsel for the shareholder plaintiffs, subject to the terms set forth in a Stipulation and Agreement of Dismissal of Certain Claims as Being Moot and of All Other Claims, and as to Award of Attorneys’ Fees. That Stipulation concerns the In re Emulex Shareholder Litigation, as well as the litigation with the named plaintiffs Reid Middleton, Kamwai Fred Chan, Pipefitters Local No. 636 Defined Benefit Plan, and Norfolk County Retirement Systems.
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
     On May 11, 2009, the Court of Chancery of the State of Delaware granted plaintiff Reid Middleton’s motion to expedite proceedings and set a trial date in the Delaware lawsuits beginning on July 8, 2009. On July 6, 2009, the Court of Chancery continued the July 8, 2009 trial date indefinitely. On October 4, 2010 the Vice Chancellor Judge signed an Order of Dismissal awarding $3.0 million to the counsel for the shareholder plaintiffs, subject to the terms set forth in a Stipulation and Agreement of Dismissal of Certain Claims as Being Moot and of All Other Claims, and as to Award of Attorneys’ Fees. That Stipulation concerns the In re Emulex Shareholder Litigation, as well as the litigation with the named plaintiffs Reid Middleton, Kamwai Fred Chan, Pipefitters Local No. 636 Defined Benefit Plan, and Norfolk County Retirement Systems.

     On May 11, 2009, Pipefitters Local No. 636 Defined Benefit Plan filed a lawsuit in the Court of Chancery of the State of Delaware on behalf of itself and all other similarly situated stockholders of the Company and derivatively on behalf of the Company. The original complaint named the members of the Company’s Board as defendants and the Company as a nominal defendant. The complaint asserted a claim for breach of fiduciary duty on behalf of a putative class of holders of Shares relating to the Company’s January 2009 amendments to its Bylaws, adoption of a new shareholder rights plan to replace its expiring rights plan, amendments to its Key Employee Retention Agreements, and actions in response to Broadcom’s announcement of its proposal to acquire the Company. The original complaint also asserted a derivative claim for breach of fiduciary duty based on the same actions. The original complaint sought declaratory and injunctive relief, including mandatory injunctive relief, and costs, including attorneys’ and expert fees. On October 4, 2010 the Vice Chancellor Judge signed an Order of Dismissal awarding $3.0 million to the counsel for the shareholder plaintiffs, subject to the terms set forth in a Stipulation and Agreement of Dismissal of Certain Claims as Being Moot and of All Other Claims, and as to Award of Attorneys’ Fees. That Stipulation concerns the In re Emulex Shareholder Litigation, as well as the litigation with the named plaintiffs Reid Middleton, Kamwai Fred Chan, Pipefitters Local No. 636 Defined Benefit Plan, and Norfolk County Retirement Systems.
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
     On August 21, 2009, Reid Middleton, Pipefitters Local No. 636 Defined Benefit Plan and Norfolk County Retirement System (together “Plaintiffs”) filed a motion in the Court of Chancery of the State of Delaware for leave to file an amended complaint. On September 17, 2009, Plaintiffs sent a letter to the Court of Chancery requesting that the Court enter an order permitting Plaintiffs to file the proposed Verified Amended Class Action and Derivative Complaint. The Court of Chancery entered the order on September 17, 2009. The Verified Amended Class Action and Derivative Complaint was brought on behalf of Plaintiffs and all other similarly situated stockholders of the Company and, alternatively, derivatively on behalf of the Company. The complaint named the members of the Board as defendants and the Company as a nominal defendant. The complaint asserted claims for breach of fiduciary duty on behalf of a putative class of holders of Shares and, alternatively, a derivative claim for devaluation of the Company stemming from the Company’s January 2009 amendments to its Bylaws, adoption of a new stockholder rights plan to replace its expiring rights plan, and amendments to its Key Employee Retention Agreements, and actions in response to Broadcom’s announcement of its proposal to acquire the Company. The complaint sought declaratory relief, compensatory damages, interest and costs, including attorneys’ and expert fees. On October 13, 2009, the defendants filed an answer to the amended complaint.
     On December 3, 2009, the plaintiffs’ attorneys filed an application for an award of attorneys’ fees and expenses. The Court rejected the plaintiff’s request for attorneys’ fees as premature on December 18, 2009. On February 4, 2010, the Court of Chancery granted a Scheduling Order setting a trial date for December 6-10, 2010. On July 9, 2010, the parties filed a stipulation of settlement and order of dismissal of action wherein Emulex’s insurance carrier agreed to pay $3.0 million for plaintiffs’ counsel fees and expenses, subject to the Court’s final approval. The Company recorded the $3.0 million potential settlement and related insurance recovery in fiscal 2010. On October 4, 2010, the Vice Chancellor Judge signed an Order of Dismissal awarding $3.0 million to the counsel for the shareholder plaintiffs, subject to the terms set forth in a Stipulation and Agreement of Dismissal of Certain Claims as Being Moot and of All Other Claims, and as to Award of Attorneys’ Fees. That Stipulation concerns the In re Emulex Shareholder Litigation, as well as the litigation with the named plaintiffs Reid Middleton, Kamwai Fred Chan, Pipefitters Local No. 636 Defined Benefit Plan, and Norfolk County Retirement Systems.
     On September 14, 2009, Broadcom Corporation filed a patent infringement lawsuit against the Company in the United States District Court in the Central District of California. The original complaint alleged that the Company is infringing 10 Broadcom patents covering certain data and storage networking technologies. On February 23, 2010, Broadcom filed a first amended complaint. The first amended complaint alleges that the Company is infringing 12

Broadcom patents covering certain data and storage networking technologies. The complaint seeks declaratory and injunctive relief, monetary damages, and interest and costs, including attorneys’ and expert fees. On March 25, 2010, the Company filed its answer and affirmative defenses to the first amended complaint alleging that it believes that the Broadcom patents at issue are invalid or not infringed, or both. In addition, the Company has asserted counterclaims for declaratory judgment of invalidity and non-infringement against each of the Broadcom patents at issue, and seeks award of attorneys’ fees, costs, and expenses. On January 11, 2010, the Court set a trial date of September 20, 2011. On February 12, 2010, Broadcom sought permission to amend its complaint to assert an additional patent, making the total patents asserted as 11 instead of 10. On March 25, 2010, Emulex filed an answer to the amended Broadcom complaint. On April 2, 2010, Broadcom filed a “disclosure of infringement contentions.”
     On May 26, 2010, Broadcom Corporation filed a patent infringement lawsuit against the Company in the United States District Court in the Central District of California. The 2010 lawsuit asserts that certain Emulex products are infringing on a Broadcom patent covering certain data and storage networking technologies. Broadcom seeks a judgment for damages, injunctive relief, and an award of attorneys’ fees and costs. On June 30, 2010, the Judge stated that the 2009 and 2010 patent cases would be consolidated into a single lawsuit. On October 14, 2010, the Court issued an order on the parties’ joint stipulation dismissing three patents from the case. The status of this matter does not allow management of the Company to determine whether a loss will occur or estimate the range of such a loss. Accordingly, management has determined that a potential loss is not probable and no amount has been accrued.
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
Other Commitments and Contingencies
     The Company has approximately $34.4 million of liabilities for uncertain tax positions as of September 26, 2010 for which a reasonably reliable estimate of the period of payment cannot be made.
     The Company has entered into various agreements for professional services, joint-development, non-recurring engineering, and purchases of inventory. As of September 26, 2010, the Company’s obligation associated with such agreements was approximately $63.5 million.
     In addition, the Company provides limited indemnification in selected circumstances within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringement of certain intellectual property, and in some limited cases against bodily injury or damage to real or tangible personal property caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. As of September 26, 2010, the Company has not incurred any significant costs related to indemnification of its customers.
10. Treasury Stock
     In early August 2008, the Company’s Board of Directors authorized a new plan to repurchase up to $100.0 million of its outstanding common stock. In April 2009, upon receipt of an unsolicited acquisition proposal and related tender offer of Broadcom Corporation to acquire the Company, the Company’s Board of Directors elected to temporarily suspend any activity under the share repurchase plan. In light of Broadcom allowing its tender offer to expire on July 14, 2009, Emulex’s Board of Directors elected to reactivate the $100.0 million share repurchase plan effective July 15, 2009. As of September 26, 2010, the Company has repurchased approximately 6.1 million shares of its common stock for an aggregate purchase price of approximately $58.3 million or an average of $9.55 per share under this plan, of which approximately 4.1 million shares for an aggregate purchase price of approximately $40.1 million or an average of $9.76 was purchased during the quarter ended September 26, 2010. Approximately $41.7 million is available under this program after these repurchases. The Company may repurchase shares from time-to-time in open market purchases or privately negotiated transactions. It is expected that any future share repurchases will be financed by available cash balances and cash from operations. The Company’s Board of Directors has not set an expiration date for the plan.
11. Stock-Based Compensation
     As of September 26, 2010, the Company had three stock-based plans for employees and directors that are open for future awards, the 2005 Equity Incentive Plan (Equity Incentive Plan), the 1997 Stock Award Plan for Non-Employee Directors (Director Plan), and the Emulex Corporation Employee Stock Purchase Plan (Purchase Plan). In addition, the Company had nine stock-based plans (All Other Plans), including seven plans assumed in connection with acquisitions, each of which is closed for future grants but has options outstanding. Available for future awards are 3,159,974 shares under the Equity Incentive Plan, 385,285 shares under the Director Plan, and 678,085 shares under the Purchase Plan.
     In connection with the acquisition of ServerEngines on August 25, 2010, the Company assumed the ServerEngines Corporation Amended and Restated 2008 Stock Option Plan (the ServerEngines Plan). The ServerEngines options were replaced with Emulex options based on the acquisition exchange ratio and continue to be subject to the terms of the ServerEngines Plan. The options have a life of up to 10 years and generally vest over a 4 or 5 year period. The ServerEngines Plan is closed for future grants. There were 472,732 options issued in exchange for the options assumed in the acquisition of ServerEngines.
     Aggregate amounts recognized in the condensed consolidated financial statements with respect to these plans are as follows (in thousands):

	Three Months Ended
	September 26,	September 27,
	2010	2009
Total cost of stock-based payment plans during the period	$15,318	$4,903
Amounts capitalized in inventory during the period	(207)	(120)
Amounts recognized in income for amounts previously capitalized in inventory	191	154

Amounts charged against income, before income tax benefit	$15,302	$4,937

Amount of related income tax benefit recognized in income	$1,563	$1,629

     In connection with the ServerEngines acquisition, the Company has recognized approximately $10.6 million of stock-based compensation expense related to employment based contingent shares during the quarter ended September 26, 2010 and expects to recognize another $11.6 million of stock-based compensation expense over the next 15 months.
     The fair value of each stock option award under the Equity Incentive Plan and the Director Plan and purchase under the Purchase Plan is estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the market price of the underlying common stock on the date of grant, expected term, stock price volatility and expected risk-free interest rates. Expected volatilities are based on equal weighting of historical volatilities for periods equal to the expected term and implied volatilities based on traded options to buy the Company’s shares. The fair value of each unvested stock award is determined based on the closing price of the Company’s common stock on the grant date.
     The assumptions used to compute the fair value of stock option grants under the Equity Incentive Plan and the Director Plan for the three months ended September 26, 2010 and September 27, 2009 were:

	Three Months Ended
	September 26,	September 27,
	2010	2009
Expected volatility	42% — 45%	46% — 48%
Weighted average expected volatility	43%	47%
Expected dividends	—	—
Expected term (in years)	3.3 — 5.3	3.0 — 5.0
Weighted average expected term (in years)	4.16	3.81
Risk-free rate	0.69% — 1.36%	1.51% — 2.41%
     The assumptions used to compute the fair value of the compensatory element related to the shares to be purchased under the Purchase Plan for the three months ended September 26, 2010 and September 27, 2009 were:

	Three Months Ended
	September 26,	September 27,
	2010	2009
Weighted average expected volatility	37%	87%
Expected dividends	—	—
Weighted average expected term (in years)	0.5	0.5
Risk-free rate	0.24%	0.30%
     A summary of option activity under the plans for the three months ended September 26, 2010 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
			(in years)	(in millions)
Options outstanding at June 27, 2010	7,531,095	$20.73	2.72	$0.9
Options granted	1,088,500	$9.59
Options granted to replace ServerEngines options assumed as part of the acquisition	472,732	$5.18
Options exercised	(60,191)	$4.54
Options canceled	(612,075)	$39.50
Options forfeited	(4,575)	$14.94

Options outstanding at September 26, 2010	8,415,486	$17.17	3.35	$4.94

Options vested and expected to vest at September 26, 2010	8,028,144	$17.53	3.22	$4.50

Options exercisable at September 26, 2010	6,502,165	$19.35	2.59	$2.51

     A summary of unvested stock awards activity for the three months ended September 26, 2010 is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Awards	Value
Awards outstanding and unvested at June 27, 2010	3,437,741	$10.46
Awards granted	629,993	$9.84
Awards vested	(613,557)	$12.96
Awards forfeited	(58,955)	$10.31

Awards outstanding and unvested at September 26, 2010	3,395,222	$9.89

     As of September 26, 2010, there was approximately $21.4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.35 years.
     The weighted average grant date fair value of options granted during the three months ended September 26, 2010 and September 27, 2009 was approximately $3.39 per share and $3.70 per share, respectively. The weighted average grant date fair value of unvested stock awards granted during the three months ended September 26, 2010 and September 27, 2009 was approximately $9.84 per share and $7.81 per share, respectively. The total intrinsic value of stock options exercised was approximately $0.3 million and $0.1 million for the three months ended September 26, 2010 and September 27, 2009, respectively. The total fair value of unvested stock awards vested was approximately $6.0 million and $5.2 million for the three months ended September 26, 2010 and September 27, 2009, respectively. Cash received from stock option exercises under stock-based plans and shares purchased under the Purchase Plan was approximately $0.3 million for the three months ended September 26, 2010 and approximately $0.1 million for the three months ended September 27, 2009. The actual tax benefit realized for the tax deductions from option exercise and vested stock awards of stock-based plans was approximately $2.3 million and $2.0 million for the three months ended September 26, 2010 and September 27, 2009, respectively.
     The Board of Directors recently approved, subject to ratification and approval by the stockholders, to increase the number of shares authorized under the Purchase Plan by 1.5 million shares and 2.0 million shares under the Equity Incentive Plan. As of September 26, 2010, including the shares newly authorized subject to approval by stockholders, the Company anticipates that the number of shares authorized under the Equity Incentive Plan, the Director Plan, the Purchase Plan, and All Other Plans are sufficient to cover future stock option exercises and shares that will be purchased during the current six month option period from May 1, 2010 to October 31, 2010 and the next six month option period from November 1, 2010 to April 30, 2011 under the Purchase Plan.
12. Income Taxes
     The Company recorded an income tax benefit of approximately $5.6 million and $9.7 million in the three months ended September 26, 2010 and September 27, 2009, respectively. In addition, the effective tax benefit rate was approximately 41% and 166% for the three months ended September 26, 2010 and September 27, 2009, respectively, primarily due to a non-recurring benefit of approximately $4.0 million related to the stock option exchange program during the three months ended September 27, 2009. The Company’s effective income tax rate depends on various factors, such as tax legislation, the mix of domestic and international pre-tax income, and research and development credits as a percentage of aggregate pre-tax income, and the effectiveness of the Company’s tax planning strategies. The tax benefits from the Company’s global initiatives were offset by the non-deductible stock-based compensation expense for the contingent shares related to the ServerEngines acquisition recognized during the three months ended September 27, 2010. The Company and its domestic subsidiaries file federal, state and local income / franchise tax returns in the U.S. Our international subsidiaries file income tax returns in various non-U.S. jurisdictions. Fiscal years 2008 and 2009 are under audit by the Internal Revenue Service (IRS). The Company is currently responding to Information Document Requests that have been received. No adjustments are proposed at this time. The Company does not expect that the results of the exam will have a material adverse effect on its financial condition or results of operations.
13. Net (Loss) Income Per Share
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
     The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended
	September 26,	September 27,
	2010	2009
	(in thousands, except per
	share data)
Numerator — Net (loss) income	$(8,108)	$3,838
Less: Undistributed earnings allocated to participating securities	—	(78)

Undistributed earnings allocated to common shareholders for basic net (loss) income per share	$(8,108)	$3,760

Undistributed earnings allocated to common shareholders for diluted net (loss) income per share	$(8,108)	$3,761

Denominator:
Denominator for basic net (loss) income per share — weighted average shares outstanding	82,321	79,797

	Three Months Ended
	September 26,	September 27,
	2010	2009
	(in thousands, except per
	share data)
Dilutive options outstanding, unvested stock units and ESPP	—	788

Denominator for diluted net income (loss) per share — adjusted weighted average shares outstanding	82,321	80,585

Basic net (loss) income per share	$(0.10)	$0.05

Diluted net (loss) income per share	$(0.10)	$0.05

Antidilutive options and unvested stock awards excluded from the computations	9,467	10,758

Average market price of common stock	$9.47	$9.63

     The antidilutive stock options and unvested stock were excluded from the computation of diluted net (loss) income per share due to the assumed proceeds from the award’s exercise or vesting being greater than the average market price of the common shares or due to the Company incurring a net loss for the periods presented.
14. Comprehensive (Loss) Income
     Components of comprehensive (loss) income are as follows:

	Three Months Ended
	September 26,	September 27,
	2010	2009
	(in thousands)
Net (loss) income	$(8,108)	$3,838
Other comprehensive income (loss):
Change in foreign currency translation adjustments, net of income taxes	222	(93)

	$(7,886)	$3,745

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
     Actual future results could differ materially from those described in the forward-looking statements as a result of a variety of factors, including those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, and, in particular, those in the section entitled “Risk Factors” in Part II, Item 1A of this Form 10-Q included elsewhere herein. We expressly disclaim any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances. We wish to caution readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These factors include the ability to realize the anticipated benefits of the acquisition of ServerEngines Corporation (ServerEngines) on a timely basis or at all, and the Company’s ability to integrate the technology, operations and personnel of ServerEngines into its existing operations in a timely and efficient manner. The fact that the economy generally, and the technology and storage segments specifically, have been in a state of uncertainty makes it difficult to determine if past experience is a good guide to the future and makes it impossible to determine if markets will grow or shrink in the short term. The current economic downturn and the resulting economic uncertainty for our customers and the storage networking market as a whole has and could continue to adversely affect our revenues and results of operations. Furthermore, the effect of any actual or potential unsolicited offers to acquire us may have an adverse effect on our operations. As a result of this uncertainty, we are unable to predict with any accuracy what future results might be. Other factors affecting these forward-looking statements include but are not limited to the following: faster than anticipated decline in the storage networking market, slower than expected growth of the converged networking market or the failure of our Original Equipment Manufacturer (OEM) customers to successfully incorporate our products into their systems; our dependence on a limited number of customers and the effects of the loss of, or decrease or delays in orders by, any such customers, or the failure of such customers to make timely payments; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of our or our OEM customers’ new or enhanced products; costs associated with expansion into new areas of the storage technology market; the effects of changes in our business model to separately charge for software; the variability in the level of our backlog and the variable and seasonal procurement patterns of our customers; impairment charges, including but not limited to goodwill, intangible assets, and equity investments recorded under the cost method; changes in tax rates or legislation; the effects of acquisitions; the effects of terrorist activities, natural disasters and any resulting political or economic instability; the highly competitive nature of the markets for our products as well as pricing pressures that may result from such competitive conditions; the effect of rapid migration of customers towards newer, lower cost product platforms; possible transitions from board or box level to application specific integrated circuit (ASIC) solutions for selected applications; a shift in unit product mix from higher-end to lower-end or mezzanine card products; a faster than anticipated decrease in the average unit selling prices or an increase in the manufactured cost of our products; delays in product development; our reliance on third-party suppliers and subcontractors for components and assembly; any inadequacy of our intellectual property protection or the potential that third-party claims of infringement and any related indemnity obligations; our ability to attract and retain key technical personnel; our ability to benefit from our research and development activities; our dependence on international sales and internationally produced products; changes in accounting standards; and the potential effects of global warming and any resulting regulatory changes on our business. These and other factors could cause actual results to differ materially from those in the forward-looking statements and are discussed elsewhere in this Form 10-Q, in our other filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

     Executive Overview
     Emulex creates enterprise-class products that connect storage, servers and networks. We are a leading supplier of a broad range of advanced storage networking convergence solutions. The world’s leading server and storage providers depend on our products to help build high performance, highly reliable, and scalable storage and converged networking solutions. Our products and technologies leverage flexible multi protocol architectures that extend from deep within the storage array to the server edge of storage area networks (SANs and 10Gb converged networks).
     Our Company operates within a single business segment that has two market focused product lines — Host Server Products (HSP) and Embedded Storage Products (ESP). HSP connect servers and storage to networks using industry standard protocols including Internet Protocol (IP) and fibre channe, Transmission Control Protocol (TCP)/IP, Internet Small Computer System Interface (iSCSI), Network Attached Storage (NAS) and Fibre Channel over Ethernet (FCoE). Our Ethernet based products include OneConnect Universal Converged Network Adapters (UCNAs) that enable network convergence. Our Fibre Channel based products include LightPulse® HBAs, custom form factor solutions for OEM blade servers and ASICs. These products enable servers to efficiently connect to local area networks (LANs), SANs, and NAS by offloading data communication processing tasks from the server as information is delivered and sent to the network.
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
     We rely almost exclusively on OEMs and sales through distribution channels for our revenue. Our OEM customers include the world’s leading server and storage providers, including Cisco Systems, Inc. (Cisco), Dell Inc. (Dell), EMC Corporation (EMC), Fujitsu Ltd. (Fujitsu), Groupe Bull (Bull), Hewlett-Packard Company (Hewlett-Packard), Hitachi Data Systems (HDS), Hitachi Limited (Hitachi), Huawei Technologies Company Ltd. (Huawei), International Business Machines Corporation (IBM), LSI Corporation (LSI), NEC Corporation (NEC), Network Appliance, Inc. (NetApp), Oracle America, Inc. (Oracle), Quantum Corporation (Quantum), Unisys Corporation (Unisys), and Xyratex Ltd. (Xyratex). Our distribution partners include Arrow ECS Denmark A/S (Arrow), Avnet, Inc. (Avnet), Bell Microproducts, Ltd. (Bell), Info X Distribution, LLC (Info X), Ingram Micro Inc. (Ingram Micro), Macnica Networks Corporation (Macnica), Netmarks Inc. (Netmarks), Tech Data Corporation (Tech Data), and Tokyo Electron Device Ltd. (TED). The market for networking infrastructure solutions is concentrated among large OEMs, and as such, a significant portion of our revenues are generated from sales to a limited number of customers.
     As of September 26, 2010, we had a total of 964 employees.
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
Global Initiatives
     As part of our global initiatives, we created an Irish subsidiary to expand our international operations by providing local customer service and support to our customers outside of the United States in the fourth quarter of fiscal 2008. In addition, Emulex granted an intellectual property license and entered into a research and development cost sharing agreement with its subsidiary in the Isle of Man. The terms of the license require that the subsidiary make prepayments of expected royalties to a U.S. subsidiary, the first of which was paid before the end of fiscal 2008 in the amount of approximately $131.0 million for expected royalties relating to fiscal 2009 through 2015. In the fourth quarter of fiscal 2010, the subsidiary made the second prepayment of approximately $6.5 million for expected royalties relating to fiscal 2011 through 2015. These global initiatives are expected to continue to reduce our effective tax rate.
     Our cash balances and investments are held in numerous locations throughout the world. The cash and investments held outside of the U.S. are expected to increase primarily in our Isle of Man and Ireland subsidiaries. Substantially all of the amounts held outside of the U.S. will be available for repatriation at any time, but under current law, repatriated funds would be subject to U.S. federal income taxes, less applicable foreign tax credits.
Business Combination
     On August 25, 2010, we acquired 100% of the outstanding common shares of ServerEngines Corporation (ServerEngines), a privately-held, fabless semiconductor company located in Sunnyvale, California. The combination of Emulex and ServerEngines’ technology creates a unique offering to deliver I/O connectivity for converged networking solutions, including adapters, mezzanine cards and LAN on Motherboard (LOM) solutions. In addition, the acquisition will add the ServerEngines’ PilotTM facility of Serves Management Controllers, which reside on the motherboard, enabling remote IP based “lights out” management capabilities.
Results of Operations
     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements included elsewhere herein.

	Percentage of Net Revenues
	Three Months Ended
	September 26,	September 27,
	2010	2009

Net revenues	100%	100%
Cost of sales	44	39

Gross profit	56	61

Operating expenses:
Engineering and development	37	37
Selling and marketing	13	15
General and administrative	17	14
Amortization of other intangible assets	2	2

Total operating expenses	69	68

Operating loss	(13)	(7)

Nonoperating income, net:
Interest income	—	—
Interest expense	—	—
Other income (expense), net	—	—

Total nonoperating income, net	—	—

Loss before income taxes	(13)	(7)

Income tax benefit	(5)	(11)

Net (loss) income	(8%)	4%

Three months ended September 26, 2010, compared to three months ended September 27, 2009
     Net Revenues. Net revenues for the first quarter of fiscal 2011 ended September 26, 2010, increased by approximately $17.6 million, or 21%, to approximately $103.1 million, compared to approximately $85.5 million for the same quarter of fiscal 2010 ended September 27, 2009.
Net Revenues by Product Line

     Net revenues by product line were as follows:

	Net Revenues by Product Line
	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	September 26,	of Net	September 27,	of Net	Increase/	Percentage
(in thousands)	2010	Revenues	2009	Revenues	(Decrease)	Change

Host Server Products	$79,214	77%	$64,145	75%	$15,069	23%
Embedded Storage Products	23,825	23%	21,274	25%	2,551	12%
Other	58	—	108	—	(50)	nm

Total net revenues	$103,097	100%	$85,527	100%	$17,570	21%

nm — not meaningful
     HSP primarily consists of HBAs, mezzanine cards, input/output (I/O) ASICs, and UCNAs. For the three months ended September 26, 2010, our Fibre Channel based products accounted for approximately 90% of our HSP revenues. The increase in our HSP net revenue for the three months ended September 26, 2010 compared to the three months ended September 27, 2009 was mainly due to an increase of approximately 130% in units shipped, partially offset by a decrease of approximately 46% in average selling price. The significant increase in units shipped and decrease in average selling price was primarily due to the inclusion of sales resulting from the acquisition of ServerEngines on August 25, 2010, which accounted for no revenues in the same quarter in the prior year and had a significantly lower average selling price compared to other Emulex products.
     ESP primarily consists of our InSpeed®, FibreSpy®, I/O controller solutions, and bridge and router products. The increase in our ESP net revenue for the three months ended September 26, 2010 compared to the three months ended September 27, 2009 was primarily due to an increase in units shipped of approximately 52% offset by a decrease in average selling price of approximately 26%. The significant increase in units shipped and decrease in average selling price was primarily due to the launch of new bridge products that had lower average selling prices.
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

	Net Revenues by Major Customers
	Direct Revenues		Total Direct and Indirect Revenues (2)
	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009

Net revenue percentage (1):
OEM:
IBM	22%	24%	31%	34%
Hewlett-Packard	15%	14%	17%	15%
EMC	—	—	14%	11%

(1)	Amounts less than 10% are not presented.

(2)	Customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.

     Direct sales to our top five customers accounted for approximately 58% of total net revenues for the three months ended September 26, 2010, compared to approximately 60% for the three months ended September 27, 2009. Direct and indirect sales to our top five customers accounted for approximately 75% of total net revenues for the three months ended September 26, 2010, compared to approximately 74% for the three months ended September 27, 2009. Our net revenues from customers can be significantly impacted by changes to our customers’ business and their business models.
Net Revenues by Sales Channel
     Net revenues by sales channel were as follows:

	Net Revenues by Sales Channel
	Three Months Ended	Percentage	Three Months Ended	Percentage
	September 26,	of Net	September 27,	of Net	Increase/	Percentage
(in thousands)	2010	Revenues	2009	Revenues	(Decrease)	Change

OEM	$86,306	84%	$72,287	85%	$14,019	19%
Distribution	16,774	16%	13,211	15%	3,563	27%
Other	17	—	29	—	(12)	(41%)

Total net revenues	$103,097	100%	$85,527	100%	$17,570	21%

     The increase in total revenues is due to the overall increase in demand for both HSP and ESP products. The increase in OEM net revenues for the three months ended September 26, 2010 compared to the three months ended September 27, 2009 was primarily due to an increase of approximately 22% in HSP revenues generated through our OEMs. The increase in distribution net revenues for the three months ended September 26, 2010 compared to the three months ended September 27, 2009 was primarily due to an increase of approximately 29% in HSP net revenues generated through our distribution partners. We believe that our net revenues are being generated primarily as a result of product certifications and qualifications with our OEM customers, which take products directly and indirectly through distribution and contract manufacturers. We view product certifications and qualifications as an important indicator of future revenue opportunities and growth for the Company. However, product certifications and qualifications do not necessarily ensure continued market acceptance of our products by our OEM customers. It is also very difficult to determine the future impact, if any, of product certifications and qualifications on our revenues.
Net Revenues by Geographic Territory
     Our net revenues by geographic territory based on billed-to location were as follows:

	Net revenues by Geographic Territory
	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	September 26,	of Net	September 27,	of Net	Increase/	Percentage
(in thousands)	2010	Revenues	2009	Revenues	(Decrease)	Change

Asia Pacific	$43,427	42%	$29,166	34%	$14,261	49%
United States	33,420	32%	26,766	31%	6,654	25%
Europe, Middle East, and Africa	24,752	24%	28,115	33%	(3,363)	(12%)
Rest of the world	1,498	2%	1,480	2%	18	1%

Total net revenues	$103,097	100%	$85,527	100%	$17,570	21%

     We believe the increase in Asia Pacific net revenues and decrease in Europe, Middle East, and Africa (EMEA) net revenues as a percentage of total net revenues for the three months ended September 26, 2010 compared to the three months ended September 27, 2009 was primarily due to our OEM customers migrating towards using contract manufacturers that are predominately located in Asia Pacific. The United States net revenues as a percentage of total net revenues essentially remained unchanged. However, as we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.

     Gross Profit. Gross profit consists of net revenues less cost of sales. Our gross profit was as follows (in thousands):

Gross Profit
Three Months		Three Months
Ended September 26,	Percentage of	Ended September 27,	Percentage of	Increase/	Percentage
2010	Net Revenues	2009	Net Revenues	(Decrease)	Points Change

$57,395	56%	$52,106	61%	$5,289	(5)%
     Cost of sales includes the cost of producing, supporting, and managing our supply of quality finished products. Cost of sales also included approximately $6.2 and $5.0 million of amortization of technology intangible assets for the three months ended September 26, 2010 and September 27, 2009, respectively. Approximately $1.5 million of the approximately $6.2 million of amortization of technology intangible assets in the three months ended September 26, 2010 was related to the ServerEngines acquisition. Approximately $0.4 million of share-based compensation expense was included in cost of sales for both the three months ended September 26, 2010 and September 27, 2009. Gross margin dollars increased primarily as a result of the increase in net revenues of approximately 21% for the three months ended September 26, 2010 compared to the three months ended September 27, 2009. Gross margin as a percentage of net revenues in the current three month period ended September 26, 2010 was negatively impacted by approximately 2% as a result of the higher cost for application specific integrated circuit (ASIC) inventory purchases prior to the close of the ServerEngines acquisition in the current period.
     Engineering and Development. Engineering and development expenses consisted primarily of salaries and related expenses for personnel engaged in the design, development, and support of our products. These expenses included third-party fees paid to consultants, prototype development expenses, and computer service costs related to supporting computer tools used in the design process. Engineering and development expenses were as follows (in thousands):

Engineering and Development
Three Months Ended	Percentage of	Three Months Ended	Percentage of	Increase/	Percentage
September 26, 2010	Net Revenues	September 27, 2009	Net Revenues	(Decrease)	Points Change

$38,264	37%	$31,399	37%	$6,865	—%
     Engineering and development expenses for the three months ended September 26, 2010 compared to the three months ended September 27, 2009 increased approximately $6.9 million, or 22%. Approximately $6.1 million and $2.5 million of share-based compensation expense were included in engineering and development costs for the three months ended September 26, 2010 and September 27, 2009, respectively. The increase in share-based compensation expense during the three months ended September 26, 2010 was primarily due to the ServerEngines acquisition. Engineering and development headcount increased to 619 at September 26, 2010 from 455 at September 27, 2009 primarily due to the acquisition of ServerEngines. The increase in headcount resulted in a net increase of approximately $1.9 million in salary and related expenses as compared to the same period in fiscal 2010. The remaining increase in expenses during the three months ended September 26, 2010 was primarily due to an increase in nonrecurring engineering, prototypes, and related costs associated with new product development of approximately $1.1 million.
     Selling and Marketing. Selling and marketing expenses consisted primarily of salaries, commissions, and related expenses for personnel engaged in the marketing and sales of our products, as well as trade shows, product literature, promotional support costs, and other advertising related costs. Sales and marketing expenses were as follows (in thousands):

Selling and Marketing
Three Months Ended	Percentage of Net	Three Months Ended	Percentage of Net		Percentage Points
September 26, 2010	Revenues	September 27, 2009	Revenues	Increase/ (Decrease)	Change

$12,709	13%	$12,912	15%	$(203)	(2)%
     Selling and marketing expenses for the three months ended September 26, 2010 compared to the three months ended September 27, 2009 decreased approximately $0.2 million, or 2%. Approximately $1.1 million and $0.5 million of share-based compensation expense were included in selling and marketing costs for the three months ended September 26, 2010 and September 27, 2009, respectively. Selling and marketing headcount increased to 133 at September 26, 2010 from 122 at September 27, 2009. The increase in headcount resulted in a net increase of approximately $0.3 million in salary and related expenses as compared to the same period in fiscal 2010. The decrease in selling and marketing expenses during the three months ended September 26, 2010 was primarily due to a decrease in performance based compensation of approximately $0.7 million and a decrease in outside services and advertising expenses of approximately $0.3 million. We will continue to closely manage and target advertising, market promotions, and heighten brand awareness of our new and existing products in an effort to provide overall revenue growth.
     General and Administrative. Ongoing general and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees, and other corporate expenses. General and administrative expenses were as follows (in thousands):

General and Administrative
Three Months Ended	Percentage of Net	Three Months Ended	Percentage of Net		Percentage Points
September 26, 2010	Revenues	September 27, 2009	Revenues	Increase/ (Decrease)	Change

$17,619	17%	$12,279	14%	$5,340	3%
     General and administrative expenses for the three months ended September 26, 2010 compared to the three months ended September 27, 2009 increased approximately $5.3 million, or 43%. Approximately $7.7 million and $1.6 million of share-based compensation expense were included in general and administrative costs for the three months ended September 26, 2010 and September 27, 2009, respectively. Approximately $6.6 million of the share-based compensation expense in the three months ended September 26, 2010 was related to the ServerEngines acquisition. General and administrative headcount increased to 140 at September 26, 2010 from 129 at September 27, 2009. Salaries and related expenses decreased by approximately $0.8 million due to a decrease in performance based compensation of approximately $0.5 million and non-recurring severance charges in the comparable period in the prior year. The increase in general and administrative expenses is also due to an increase in legal and other fees associated with our patent litigation of approximately $0.7 million and an increase in outside services of approximately $0.4 million, partially offset by a decrease due to non-recurring charges in the same period in the prior year of approximately $1.0 million related to the abandonment of an expansion project.
     Amortization of Other Intangible Assets. Amortization of other intangible assets consisted of amortization of intangible assets such as patents, customer relationships, tradenames with estimable lives, covenants not to compete, and backlog. Amortization expense was as follows (in thousands):

Amortization of Other Intangible Assets
Three Months Ended	Percentage of Net	Three Months Ended	Percentage of Net		Percentage Points
September 26, 2010	Revenues	September 27, 2009	Revenues	Increase/ (Decrease)	Change

$2,016	2%	$1,698	2%	$318	—%
     Amortization of other intangible assets for the three months ended September 26, 2010 compared to the three months ended September 27, 2009 increased by approximately $0.3 million, or 19%. The increase was primarily due to amortization expense of approximately $0.2 million related to intangible assets acquired from ServerEngines.
     Nonoperating Income, net. Nonoperating income, net, consisted primarily of interest income, interest expense, and other non-operating income and expense items. Our nonoperating income, net, was as follows (in thousands):

Nonoperating Income, net
Three Months Ended	Percentage of Net	Three Months Ended	Percentage of Net		Percentage Points
September 26, 2010	Revenues	September 27, 2009	Revenues	Increase/ (Decrease)	Change

$(507)	—%	$347	—%	$(854)	—%
     Our nonoperating income, net, for the three months ended September 26, 2010 compared to the three months ended September 27, 2009 decreased approximately $0.9 million, or 246%. The net decrease was primarily due to a charge recorded for the settlement of our notes receivable from ServerEngines in connection with the acquisition, as required by the authoritative guidance for business combinations, combined with a lower balance of investments and lower interest rates on investments.

     Income Taxes. Income taxes were as follows (in thousands):

Income Taxes
Three Months Ended	Percentage of Net	Three Months Ended	Percentage of Net		Percentage Points
September 26, 2010	Revenues	September 27, 2009	Revenues	Increase/ (Decrease)	Change

$(5,612)	(5%)	$(9,673)	(11%)	$4,061	6%
     Income taxes for the three months ended September 26, 2010 compared to the three months ended September 27, 2009 increased approximately $4.1 million, or 42%. The increase in income taxes, in the form of decreased income tax benefits, for the three months ended September 26, 2010 compared to the three months ended September 27, 2009 was primarily due to a non-recurring tax benefit in the prior year of approximately $4.0 million related to the stock option exchange program. The tax benefits from our global initiatives were offset by the non-deductible stock-based compensation expense for the contingent shares related to the ServerEngines acquisition recognized during the three months ended September 27, 2010.
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
     Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts based upon historical write-offs as a percentage of net revenues and management’s review of outstanding accounts receivable. Amounts due from customers are charged against the allowance for doubtful accounts when management believes that collectability of the amount is unlikely. Although we have not historically experienced significant losses on accounts receivable, our accounts receivable are concentrated with a small number of customers. Consequently, any write-off associated with one of these customers could have a significant impact on our allowance for doubtful accounts and results of operations.

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
     Goodwill. Goodwill is not amortized, but instead is tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that goodwill might be impaired. Management considers our business as a whole to be its reporting unit for purposes of testing for impairment. This impairment test is performed annually during the fourth fiscal quarter. As of September 26, 2010, the fair value of the reporting unit substantially exceeded its carrying value.
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
     A preliminary purchase price allocation was recorded during the three months ended September 26, 2010 related to the ServerEngines acquisition that was completed on August 25, 2010, adding approximately $79.1 million to goodwill. We will continue to monitor for potential indicators of impairment.
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
Liquidity and Capital Resources
     At September 26, 2010, we had approximately $223.2 million in working capital and approximately $173.5 million in cash and cash equivalents and current investments. At June 27, 2010, we had approximately $356.1 million in working capital and approximately $294.8 million in cash and cash equivalents and current investments. We maintain an investment portfolio of various security holdings, types, and maturities. We invest in instruments that meet credit quality standards in accordance with our investment guidelines. We limit our exposure to any one issuer or type of investment with the exception of U.S. Government issued or U.S. Government sponsored entity securities. Our investments consisted mostly of U.S. Government issued or U.S. Government sponsored entity securities as of September 26, 2010 and we did not hold any auction rate securities or direct investments in mortgage-backed securities. We have primarily funded our cash needs from continuing operations. As part of our global initiatives, we currently plan to continue our strategic investment in research and development, sales and marketing, capital equipment, and facilities. We may also consider internal and external investment opportunities in order to achieve our growth and market leadership goals, including licensing and joint-development agreements with our suppliers, customers, and other third parties.
     In early August 2008, our Board of Directors authorized a plan to repurchase up to $100.0 million of our outstanding common stock. In April 2009, upon receipt of an unsolicited takeover proposal and related tender offer of Broadcom Corporation to acquire us, our Board of Directors elected to temporarily suspend any activity under the share repurchase plan. In light of Broadcom allowing its tender offer to expire on July 14, 2009, Emulex’s Board of Directors elected to reactivate the $100.0 million share repurchase plan effective July 15, 2009. As of September 26, 2010, the Company has repurchased 6.1 million shares of its common stock for an aggregate purchase price of approximately $58.3 million or an average of $9.55 per share under this plan, of which approximately 4.1 million shares for an aggregate purchase price of approximately $40.1 million or an average of $9.76 was purchased during the quarter ended September 26, 2010.
     We believe that our existing cash and cash equivalents, current investments, and anticipated cash flows from operating activities will be sufficient to support our working capital needs and capital expenditure requirements for at least the next 12 months. We currently do not have any outstanding lines of credit or other borrowings.
     Cash provided by operating activities during the three months ended September 26, 2010 was approximately $10.5 million compared to approximately $10.9 million during the three months ended September 27, 2009. The current period cash provided by operating activities was primarily due to a net loss of approximately $8.1 million before adjustments for share-based compensation expense of approximately $15.3 million , amortization of intangible assets of approximately $8.2 million and depreciation and amortization of approximately $5.2 million, offset by an increase in accounts and other receivables of approximately $5.5 million, an increase in prepaid expenses and other assets of approximately $3.3 million, and a decrease in deferred income taxes of approximately $2.6 million.
     Cash used in investing activities during the three months ended September 26, 2010 was approximately $44.2 million compared to approximately $13.7 million during the three months ended September 27, 2009. The current period usage of cash was primarily due to approximately $53.1 million paid in to the shareholders of ServerEngines in connection with the acquisition, net of cash acquired, approximately $4.5 million in purchases of property and equipment, approximately $4.0 million paid pursuant to a licensing arrangement with a third party, partially offset by maturities of investments that were not reinvested.
     Cash used in financing activities for the three months ended September 26, 2010 was approximately $68.9 million compared to approximately $20.1 million for the three months ended September 27, 2009. The current period usage of cash was primarily due to the purchase of treasury stock of approximately $40.1 million compared to approximately $18.2 million in the same period in the prior year, and the retirement of debt to the founders of ServerEngines in connection with the acquisition of approximately $26.9 million.
     We have disclosed outstanding legal proceedings in Note 9 to our condensed consolidated financial statements. Although we cannot be certain of the outcome of any litigation, we currently believe the final resolution of outstanding litigation will not have a material adverse effect on the Company’s liquidity or capital resources.
     The following summarizes our contractual obligations as of September 26, 2010, and the effect such obligations are expected to have on our liquidity in future periods. The estimated payments reflected in this table are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those reflected in the table.

	Payments Due by Period
	(in thousands)
		Remaining
	Total	2011	2012	2013	2014	2015	Thereafter

Leases (1)	$11,102	$5,048	$4,346	$1,708	$—	$—	$—
Purchase commitments	47,595	47,595	—	—	—	—	—
Other commitments (2)	15,933	14,667	1,265	1	—	—	—

Total	$74,630	$67,310	$5,611	$1,709	$—	$—	$—

(1)	Lease payments include common area maintenance (CAM) charges.

(2)	Consists primarily of commitments for professional services of approximately $7.3 million and non-recurring engineering services of approximately $6.8 million but excludes approximately $34.4 million of liabilities for uncertain tax positions for which we cannot make a reasonably reliable estimate of the period of payment.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our cash and cash equivalents are not subject to significant interest rate risk due to their short terms to maturity. As of September 26, 2010, the carrying value of our cash and cash equivalents approximated fair value.
     As of September 26, 2010, our investment portfolio consisted primarily of fixed income securities of approximately $28.7 million. We have the positive intent and ability to hold these securities to maturity. We did not hold any auction rate securities or direct investments in mortgage-backed securities as of September 26, 2010.
     The fair market value of our investment portfolio is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of September 26, 2010, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows. However, if interest rates decreased and securities within our portfolio were re-invested in securities with lower interest rates, interest income would decrease in the future.
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
     There were no changes in our internal control over financial reporting that occurred during the three months ended September 26, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     On January 27, 2009, a patent infringement lawsuit was filed in the United States District Court in the Central District of California as Case No. CV09-00605 R (JWJx) against Emulex by Microprocessor Enhancement Corporation and Michael H. Branigin. The complaint alleges infringement of U.S. Patent No. 5,471,593, and seeks a judgment for damages, injunctive relief, and an award of attorneys’ fees and costs. On March 25, 2009, Emulex filed an answer to the complaint denying allegations and asserting affirmative defenses. Emulex joined a summary judgment motion by Texas Instruments in a related lawsuit. On July 1, 2010, the Court granted summary judgment of noninfringement to Emulex based on prosecution history estoppel of the patent, and the Court subsequently entered final judgment in favor of Emulex on July 13, 2010. MEC filed a notice of appeal of the final judgment to the United States Court of Appeals for the Federal Circuit on August 9, 2010.

     On April 27, 2009, Reid Middleton filed a lawsuit in the Court of Chancery of the State of Delaware on behalf of himself and all other similarly situated stockholders of the Company and derivatively on behalf of the Company. The original complaint named the members of the Board as defendants and the Company as a nominal defendant. The complaint asserted a claim for breach of fiduciary duty on behalf of a putative class of holders of shares of the Company’s common stock (the Shares) and a derivative claim for devaluation of the Company stemming from the Company’s January 2009 amendments to its Bylaws, adoption of a new stockholder rights plan to replace its expiring rights plan, and amendments to its Key Employee Retention Agreements, and actions in response to Broadcom’s announcement of its unsolicited April 21, 2009 takeover proposal to acquire the Company. The original complaint sought declaratory and injunctive relief, compensatory damages, interest and costs, including attorneys’ and expert fees. On October 4, 2010 the Vice Chancellor Judge signed an Order of Dismissal awarding $3.0 million to the counsel for the shareholder plaintiffs, subject to the terms set forth in a Stipulation and Agreement of Dismissal of Certain Claims as Being Moot and of All Other Claims, and as to Award of Attorneys’ Fees. That Stipulation concerns the In re Emulex Shareholder Litigation, as well as the litigation with the named plaintiffs Reid Middleton, Kamwai Fred Chan, Pipefitters Local No. 636 Defined Benefit Plan, and Norfolk County Retirement Systems.
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
     On May 11, 2009, the Court of Chancery of the State of Delaware granted plaintiff Reid Middleton’s motion to expedite proceedings and set a trial date in the Delaware lawsuits beginning on July 8, 2009. On July 6, 2009, the Court of Chancery continued the July 8, 2009 trial date indefinitely. On October 4, 2010 the Vice Chancellor Judge signed an Order of Dismissal awarding $3.0 million to the counsel for the shareholder plaintiffs, subject to the terms set forth in a Stipulation and Agreement of Dismissal of Certain Claims as Being Moot and of All Other Claims, and as to Award of Attorneys’ Fees. That Stipulation concerns the In re Emulex Shareholder Litigation, as well as the litigation with the named plaintiffs Reid Middleton, Kamwai Fred Chan, Pipefitters Local No. 636 Defined Benefit Plan, and Norfolk County Retirement Systems.
     On May 11, 2009, Pipefitters Local No. 636 Defined Benefit Plan filed a lawsuit in the Court of Chancery of the State of Delaware on behalf of itself and all other similarly situated stockholders of the Company and derivatively on behalf of the Company. The original complaint named the members of the Company’s Board as defendants and the Company as a nominal defendant. The complaint asserted a claim for breach of fiduciary duty on behalf of a putative class of holders of Shares relating to the Company’s January 2009 amendments to its Bylaws, adoption of a new shareholder rights plan to replace its expiring rights plan, amendments to its Key Employee Retention Agreements, and actions in response to Broadcom’s announcement of its proposal to acquire the Company. The original complaint also asserted a derivative claim for breach of fiduciary duty based on the same actions. The original complaint sought declaratory and injunctive relief, including mandatory injunctive relief, and costs, including attorneys’ and expert fees. On October 4, 2010 the Vice Chancellor Judge signed an Order of Dismissal awarding $3.0 million to the counsel for the shareholder plaintiffs, subject to the terms set forth in a Stipulation and

Agreement of Dismissal of Certain Claims as Being Moot and of All Other Claims, and as to Award of Attorneys’ Fees. That Stipulation concerns the In re Emulex Shareholder Litigation, as well as the litigation with the named plaintiffs Reid Middleton, Kamwai Fred Chan, Pipefitters Local No. 636 Defined Benefit Plan, and Norfolk County Retirement Systems.
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
     On August 21, 2009, Reid Middleton, Pipefitters Local No. 636 Defined Benefit Plan and Norfolk County Retirement System (together “Plaintiffs”) filed a motion in the Court of Chancery of the State of Delaware for leave to file an amended complaint. On September 17, 2009, Plaintiffs sent a letter to the Court of Chancery requesting that the Court enter an order permitting Plaintiffs to file the proposed Verified Amended Class Action and Derivative Complaint. The Court of Chancery entered the order on September 17, 2009. The Verified Amended Class Action and Derivative Complaint was brought on behalf of Plaintiffs and all other similarly situated stockholders of the Company and, alternatively, derivatively on behalf of the Company. The complaint named the members of the Board as defendants and the Company as a nominal defendant. The complaint asserted claims for breach of fiduciary duty on behalf of a putative class of holders of Shares and, alternatively, a derivative claim for devaluation of the Company stemming from the Company’s January 2009 amendments to its Bylaws, adoption of a new stockholder rights plan to replace its expiring rights plan, and amendments to its Key Employee Retention Agreements, and actions in response to Broadcom’s announcement of its proposal to acquire the Company. The complaint sought declaratory relief, compensatory damages, interest and costs, including attorneys’ and expert fees. On October 13, 2009, the defendants filed an answer to the amended complaint.
     On December 3, 2009, the plaintiffs’ attorneys filed an application for an award of attorneys’ fees and expenses. The Court rejected the plaintiff’s request for attorneys’ fees as premature on December 18, 2009. On February 4, 2010, the Court of Chancery granted a Scheduling Order setting a trial date for December 6-10, 2010. On July 9, 2010, the parties filed a stipulation of settlement and order of dismissal of action wherein Emulex’s insurance carrier agreed to pay $3.0 million for plaintiffs’ counsel fees and expenses, subject to the Court’s final approval. The Company recorded the $3.0 million potential settlement and related insurance recovery in fiscal 2010. On October 4, 2010, the Vice Chancellor Judge signed an Order of Dismissal awarding $3.0 million to the counsel for the shareholder plaintiffs, subject to the terms set forth in a Stipulation and Agreement of Dismissal of Certain Claims as Being Moot and of All Other Claims, and as to Award of Attorneys’ Fees. That Stipulation concerns the In re Emulex Shareholder Litigation, as well as the litigation with the named plaintiffs Reid Middleton, Kamwai Fred Chan, Pipefitters Local No. 636 Defined Benefit Plan, and Norfolk County Retirement Systems.
     On September 14, 2009, Broadcom Corporation filed a patent infringement lawsuit against the Company in the United States District Court in the Central District of California. The original complaint alleged that the Company is infringing 10 Broadcom patents covering certain data and storage networking technologies. On February 23, 2010, Broadcom filed a first amended complaint. The first amended complaint alleges that the Company is infringing 12 Broadcom patents covering certain data and storage networking technologies. The complaint seeks declaratory and injunctive relief, monetary damages, and interest and costs, including attorneys’ and expert fees. On March 25, 2010, the Company filed its answer and affirmative defenses to the first amended complaint alleging that it believes that the Broadcom patents at issue are invalid or not infringed, or both. In addition, the Company has asserted counterclaims for declaratory judgment of invalidity and non-infringement against each of the Broadcom patents at issue, and seeks award of attorneys’ fees, costs, and expenses. On January 11, 2010, the Court set a trial date of September 20, 2011. On February 12, 2010, Broadcom sought permission to amend its complaint to assert an additional patent, making the total patents asserted as 11 instead of 10. On March 25, 2010, Emulex filed an answer to the amended Broadcom complaint. On April 2, 2010, Broadcom filed a “disclosure of infringement contentions.”

     On May 26, 2010, Broadcom Corporation filed a patent infringement lawsuit against the Company in the United States District Court in the Central District of California. The 2010 lawsuit asserts that certain Emulex products are infringing on a Broadcom patent covering certain data and storage networking technologies. Broadcom seeks a judgment for damages, injunctive relief, and an award of attorneys’ fees and costs. On June 30, 2010, the Judge stated that the 2009 and 2010 patent cases would be consolidated into a single lawsuit. On October 14, 2010, the Court issued an order on the parties’ joint stipulation dismissing three patents from the case. With respect to this matter, management has determined that a potential loss is not probable and accordingly, no amount has been accrued. The status of this matter does not allow management of the Company to determine whether a loss will occur or estimate the range of such a loss. Accordingly, management has determined that a potential loss is not probable and no amount has been accrued.
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
Item 1A. Risk Factors
Any failure to successfully integrate our recent acquisition of ServerEngines Corporation (ServerEngines) and any future strategic acquisitions could adversely affect our business.
     Our future performance will depend in part on whether we can successfully integrate our recently acquired ServerEngines business in an effective and efficient manner. Integrating our business with ServerEngines business will be a complex, time-consuming and expensive process and involve a number of risks and uncertainties. In addition, in order to position ourselves to take advantage of growth opportunities, we have made, and may continue to make, other strategic acquisitions that involve significant risks and uncertainties. The risks and uncertainties relating to the ServerEngines acquisition and future acquisitions include, but are not limited to:
•	The difficulty in integrating the ServerEngines business and any other newly acquired businesses and operations in an efficient and effective manner;

•	The challenges in achieving strategic objectives, cost savings and other benefits expected from the ServerEngines acquisition and any future acquisitions;

•	The risk of diverting our resources and the attention of our senior management from the operations of our business;

•	Additional demands on management related to the increase in the size and scope of our company following the acquisition;

•	The risk that our markets do not evolve as anticipated and the technologies acquired do not prove to be those needed to be successful in those markets;

•	Difficulties in combining corporate cultures;

•	Difficulties in the assimilation and retention of key employees;

•	Difficulties in maintaining relationships with present and potential customers, distributors and suppliers of the acquired business;

•	Costs and expenses associated with any undisclosed or potential liabilities of ServerEngines or any future acquired business;

•	Difficulties in converting the acquired business information systems to our systems;

•	Delays, difficulties or unexpected costs in the integration, assimilation, implementation or modification of platforms, systems, functions, technologies and infrastructure to support the combined business, as well as maintaining uniform standards, controls (including internal accounting controls), procedures and policies;

•	The risk that the returns on acquisitions will not support the expenditures incurred to acquire such businesses or the capital expenditures needed to develop such businesses;

•	The risks of entering markets in which we have less experience;

•	Unknown defects of an acquired company’s products or assets that may not be identified due to the inherent limitations involved in the due diligence process of an acquisition; and

•	The risks of potential disputes concerning indemnities and other obligations that could result in substantial costs.
     Mergers and acquisitions are inherently risky and subject to many factors outside of our control, and we cannot be certain that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. We do not know whether we will be able to successfully integrate the businesses, products, technologies or personnel that we might acquire in the future or that any strategic investments we make will meet our financial or other investment objectives. Any failure to do so could significantly harm our business, financial condition and results of operations. Even if we are able to integrate the ServerEngines business or any future acquisition successfully, this integration may not result in the realization of the full benefits of synergies, cost savings, revenue enhancements, growth, operational efficiencies and other benefits that we expect. We cannot assure you that we will successfully integrate the ServerEngines business or any future acquisition with our business or achieve the desired benefits from the ServerEngines acquisition or any future acquisition within a reasonable period of time or at all.
     Furthermore, to complete future acquisitions we may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could cause our earnings per share to decline.
The current economic downturn has resulted in a reduction in information technology spending in general, or spending on computer and storage systems in particular, that will adversely affect our revenues and results of operations in the near term and possibly beyond.
     The demand for our network storage products has been driven by the demand for high performance storage networking products and solutions that support enterprise computing applications, including on-line transaction processing, data mining, data warehousing, multimedia, and Internet applications. The current economic downturn and related disruptions in world credit and equity markets as well as the related failures of several large financial institutions have resulted in a global downturn in spending on information technology. If the downturn in the economy results in a significant downturn in demand for such products, solutions, and applications, it will adversely affect our business, results of operations, and financial condition in the near term and possibly beyond. The adverse effects of any sustained downturn in information technology spending on our operating results may be exacerbated by our research and development investments, strategic investments and merger and acquisition activity, as well as customer service and support, which are expected to continue despite any such downturn.
Our markets are highly competitive and our business and results of operations may be adversely affected by entry of new competitors into the markets, aggressive pricing, and the introduction or expansion of competitive products and technologies.
     The markets for our products are highly competitive and are characterized by rapid technological advances, price erosion, frequent new product introductions, and evolving industry standards. We expect that our markets will continue to attract new competition. Our current and potential competition consists of major domestic and international companies, some of which have substantially greater financial, technical, marketing, and distribution resources than we have. Additional companies, including but not limited to our suppliers, strategic partners, Original Equipment Manufacturer (OEM) customers, and emerging companies, may enter the markets in which we compete and new or stronger competitors may emerge as a result of consolidation in the marketplace. Additionally, our existing competitors continue to introduce products with improved price/performance characteristics, and we may have to do the same to remain competitive. Furthermore, competitors may introduce new products to the market before we do, and thus obtain a first to market advantage over us. Increased competition could result in increased price competition, reduced revenues, lower profit margins or loss of market share, any of which could have a material adverse effect on our business, results of operations, and financial condition.
A significant portion of our business depends upon the continued growth of the networking market and our business will be adversely affected if such growth does not occur, occurs more slowly than we anticipate, or declines.
     The size of our potential market is largely dependent on the overall demand for networking products and in particular upon the broadening acceptance of our converged network technologies. We believe that our investment in multi protocol solutions that address the high performance needs of the converged networking market provides the greatest opportunity for our revenue growth and profitability for the future. However, the market for converged networking products may not gain broader acceptance and customers may choose alternative technologies that we are not investing in, and/or products supplied by other companies. Interest continues for other storage networking technologies such as Internet Small Computer Systems Interface (iSCSI), which may satisfy some Input/Output (I/O) connectivity requirements through standard Ethernet adapters and software at little to no incremental cost to end users. These software only iSCSI solutions compete with our Host Server Products, particularly in the low end of the market. We have also launched Converged Network Adapters (CNAs) using Fibre Channel over Ethernet (FCoE) or iSCSI protocols which may be used by the same customers impacting our Storage Area Networking revenues more than we anticipate. Furthermore, since our products are sold as parts of integrated systems, demand for our products is driven by the demand for these integrated systems, including other companies’ complementary products. A lack of demand for the integrated systems or a lack of complementary products required for these integrated systems to be deployed could have a material adverse effect on our business, results of operations, and financial condition. If the converged networking market does not grow, grows more slowly than we anticipate, declines, attracts more competitors than we expect as discussed above, or if our products do not achieve continued market acceptance, our business, results of operations, and financial condition could be materially adversely affected.
Because a significant portion of our revenues is generated from sales to a limited number of customers, none of which are subject to exclusive or long-term contracts, the loss of one or more of these customers, or our customers’ failure to make timely payments to us, could adversely affect our business.
     We rely almost exclusively on OEMs and sales through distribution channels for our revenue. For the three months ended September 26, 2010 and September 27, 2009, respectively, we derived approximately 84% and 85% of our net revenues from sales to OEM customers and approximately 16% and 15% from sales through distribution. Furthermore, as some of our sales through distribution channels consist of OEM products, OEM customers effectively generated approximately 92% and 93% of our revenue for the three months ended September 26, 2010 and September 27, 2009, respectively. Moreover, direct sales to our top five customers accounted for approximately 58% and 60% of our net revenues for the three months ended September 26, 2010 and September 27, 2009, respectively. Direct and indirect sales to our top five customers (including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties) accounted for approximately 75% and 74% of our net revenues for the three months ended September 26, 2010 and September 27, 2009, respectively. If we are unable to retain our current OEM and distributor customers or to recruit additional or replacement customers, our business, results of operations, and financial condition could be materially adversely affected.
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
     Our revenues and results of operations have varied on a quarterly basis in the past and may vary significantly in the future. Accordingly, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful, and you should not rely on such comparisons as indications of our future performance. We may be unable to maintain our current levels of growth or profitability in the future. Our revenues and results of operations are difficult to forecast and could be adversely affected by many factors, including, but not limited to:
•	Changes in the size, mix, timing and terms of OEM and/or other customer orders;

•	Changes in the sales and deployment cycles for our products and/or desired inventory levels for our products;

•	Acquisitions or strategic investments by our customers, competitors or us;

•	Timing and market acceptance of new or enhanced product introductions by us, our OEM customers and/or competitors;

•	Market share losses or difficulty in gaining incremental market share;

•	Fluctuations in product development, procurement, resource utilization and other operating expenses;

•	Anticipated efficiencies resulting from increased revenues may be less than expected or not achieved at all;

•	Difficulties controlling unanticipated costs, including operating expenses, as revenues increase;

•	Reduced demand from our customers if there is a shortage of, or difficulties in acquiring, components or other products, such as disk drives, switches, and optical modules, used in conjunction with our products in the deployment of systems;

•	Inability of our electronics manufacturing service providers or suppliers to produce and distribute our products in a timely fashion;

•	Difficulties with updates, changes or additions to our information technology systems;

•	Breaches of our network security, including viruses;

•	Changes in general social and economic conditions, including but not limited to natural disasters, terrorism, public health crises, slower than expected market growth, reduced economic activity, delayed economic recovery, loss of consumer confidence, increased energy costs, adverse business conditions and liquidity concerns, concerns about inflation or deflation, recession, and reduced business profits and capital spending, with resulting changes in customer technology budgeting and spending; and

•	Seasonality.
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
If we do not successfully expand into new segments of the storage and server technology market, our business and results of operations may be adversely affected.
     To remain a significant supplier of networking technologies, we will need to continue to expand the range of products and solutions offered to our OEM customers. Expansion into other areas of the storage and server technology market, whether by acquisition or through internal growth, and the resulting increases in expenditures to support these new areas may be greater than anticipated. If we fail to successfully expand into new areas of the storage and server technology market with products that we do not currently offer, and effectively address these new market opportunities, we may lose market share and revenue opportunities to our competitors. Any such loss of opportunities or any failure by us to effectively manage the costs associated with expanding into new markets may have an adverse effect on our business and financial condition.
The costs associated with our expansion into new segments of the storage technology market may be greater than anticipated.
     Although most of our revenues have historically been derived from products based on fibre channel technology, we expect to continue to grow our business of offering converged networking solutions following our recent acquisition of ServerEngines. We believe that our fibre channel products and our converged networking solutions will, at least initially, have similar customers and other marketing requirements that should produce certain synergies and cost savings as we expand our converged network solutions business. However, if the expansion of our converged networking solutions business does not produce the synergies and cost savings with our core fibre channel business that we anticipate, our marketing and other business expenses relating to our converged network solutions business could be greater than anticipated and our financial condition could be adversely affected
We have experienced losses in our history and may experience losses in our future that may adversely affect our financial condition.
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
Changes in our business model to separately charge for software may not result in expected revenue increases.
     Emulex recently began charging separate license fees for software associated with our product offerings. The success of this strategy to generate software revenues depends on a number of factors, and any failure of successfully implement this new strategy could have an adverse effect on our results of operations. Such factors include:
•	Our inability to develop and market these new software products successfully;

•	The software products we develop may not be well received by customers;

•	Our software products may have quality problems or other defects in the early stages that were not anticipated in the design of those products; and

•	Software products developed and new technologies offered by others may affect demand for our products.
Our joint development activities may result in products that are not commercially successful or that are not available in a timely fashion.
     We have engaged in joint development projects with customers, companies we have investments in and receivables from, and third parties in the past and we expect to continue doing so in the future. Currently, we have investments in and commitments to various third parties related to these joint development efforts. Joint development can magnify several risks for us, including the loss of control over development of aspects of the jointly developed products and over the timing of product availability. Accordingly, we face increased risk that joint development activities will result in products that are not commercially successful or that are not available in a timely fashion. Any failure to timely develop commercially successful products through our joint development activities could have a material adverse effect on our business, results of operations, and financial condition.
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
     Our EMS providers procure and manage most of the components used in our board or box level products; therefore, we face third party risks associated with ensuring product availability. Further, an adverse inventory management control issue by one or more of our third party suppliers could have a material adverse effect on our business, results of operations, and financial condition. We also purchase ASIC components from sole source suppliers, including LSI Corporation, Marvell Technology Group Ltd., Intel Corporation, and Toshiba Corporation, who in turn rely on a limited number of their suppliers to manufacture ASICs, all of which create risks in assuring such component availability.
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
     We have entered into Key Employee Retention Agreements with four of our current executive officers, and adopted a Change in Control Retention Plan, in which currently an additional 30 key employees participate. The participants of these retention arrangements may be entitled to severance payments and benefits, based on a period of between twelve months and two years, upon a termination of their employment by us without cause or by them for good reason in connection with a change of control of our company (each as defined in the applicable agreement or plan). These retention arrangements may not be adequate to allow us to retain critical employees during a time when a change in control is being proposed or is imminent.

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
     For the three months ended September 26, 2010 and September 27, 2009, respectively, sales in the United States accounted for approximately 32% and 31% of our total net revenues, sales in Asia Pacific accounted for approximately 42% and 34% of our total net revenues, sales in Europe, Middle East, and Africa accounted for approximately 24% and 33% of our total revenue, and sales in the rest of the world accounted for approximately 2% of our total net revenues based on billed-to address. We expect that our sales will continue to increase outside of the United States as our customers are migrating towards using contract manufacturers located internationally, predominantly in Asia Pacific. However, because we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our sales may not be reflective of the geographic mix of end-user demand or installations. All of our sales are currently denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. In addition, an increasing amount of our expenses will be incurred in currencies other than U.S. dollars and as a result, we will be required from time to time to convert currencies to meet our obligations. Additionally, our suppliers are increasingly located outside of the U.S., and a significant portion of our products is produced at our EMS providers’ production facilities in Thailand and Malaysia. Furthermore, in connection with the reorganization of our international subsidiaries, we established a company in Ireland, and a significant portion of our sales and operations will now also occur in countries outside of the U.S. As a result, we are subject to the risks inherent in international operations. Our international business activities could be affected, limited or disrupted by a variety of factors, including, but not limited to:
•	Imposition of or changes in governmental controls, taxes, tariffs, trade restrictions, and regulatory requirements to our current or future operations;

•	Import and export restrictions;

•	Loss of tax benefits or increases in tax expenses;

•	Taxation in multiple jurisdictions;

•	Longer accounts receivable payment cycles;

•	Changes in the value of local currencies relative to our functional currency;

•	Potential restrictions on transferring funds between countries and difficulties associated with repatriating cash generated or held outside of the U.S. in a tax-efficient manner;

•	Costs and risks of localizing products for international countries;

•	Fluctuations in freight costs and potential disruptions in the transportation infrastructure for our products and components;

•	Difficulty maintaining management oversight and control of remote locations;

•	The increased travel, infrastructure, accounting, and legal compliance costs associated with multiple international locations; and

•	Political instability, war, or terrorism.

•	General economic and social conditions within international countries;
     All of these factors could harm future sales of our products to international customers or production of our products outside of the United States, and have a material adverse effect on our business, results of operations, and financial condition.
Our stock price is volatile, which has and may result in lawsuits against us and our officers and directors.

     The stock market in general and the stock prices in technology based companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. For example, during calendar year 2010 through September 26, 2010, the closing sales price of our common stock ranged from a low of $8.30 per share to a high of $14.28 per share. Factors that could have a significant impact on the market price of our stock include, but are not limited to, the following:
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
     In the past, companies, including us, that have experienced volatility in the market price of their stock have been subject to securities class action litigation. If we were to be the subject of similar litigation in the future or experience unfavorable outcomes in any of our pending litigation, as discussed in Note 9 in the accompanying notes to our consolidated financial statements contained elsewhere herein, it could have a material adverse effect on our business, results of operations, and financial condition. Such litigation would also divert management’s attention from other business matters.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In early August 2008, our Board of Directors authorized a plan to repurchase up to $100.0 million of our outstanding common stock. In April 2009, upon receipt of an unsolicited takeover proposal and related tender offer from Broadcom Corporation to acquire us, our Board of Directors elected to temporarily suspend any activity under the share repurchase plan. In light of Broadcom allowing its tender offer to expire on July 14, 2009, Emulex’s Board of Directors elected to reactivate the $100.0 million share repurchase plan effective July 15, 2009. Through September 26, 2010, the Company has repurchased approximately 6.1 million shares of its common stock for an aggregate purchase price of approximately $58.3 million or an average of $9.55 per share under this plan. We may repurchase shares from time-to-time in open market purchases or privately negotiated transactions. The share repurchases will be financed by available cash balances and cash from operations.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
	Total Number	Average	Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased under the
Period	Purchased	per Share	Or Programs	Plans or Programs
June 28, 2010 — July 25, 2010	—	—	—	$81,760,136
July 26, 2010 — August 22, 2010	—	—	—	$81,760,136
August 23, 2010 — September 26, 2010	4,105,271	$9.76	4,105,271	$41,678,152

Total	4,105,271	$9.76	4,105,271	$41,678,152

Sales of Unregistered Securities
There were no sales of unregistered securities for the three months ended September 26, 2010.

Item 6. Exhibits

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit 3.3	Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 2, 2009).

Exhibit 3.4	Amended and Restated Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of Emulex Corporation, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 16, 2009.

Exhibit 10.1	ServerEngines Corporation Amended and Restated 2008 Stock Option Plan, incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 26, 2010.

Exhibit 10.2	Form of ServerEngines Corporation 2008 Stock Option Agreement, incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 26, 2010.

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 5, 2010

EMULEX CORPORATION
By:	/s/ James M. McCluney
James M. McCluney
Chief Executive Officer

By:	/s/ Michael J. Rockenbach
Michael J. Rockenbach
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit 3.3	Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 2, 2009).

Exhibit 3.4	Amended and Restated Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of Emulex Corporation, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 16, 2009.

Exhibit 10.1	ServerEngines Corporation Amended and Restated 2008 Stock Option Plan, incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 26, 2010.

Exhibit 10.2	Form of ServerEngines Corporation 2008 Stock Option Agreement, incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 26, 2010.

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.