Form 10-Q
period 2010-12-26
EMULEX CORP /DE/
filed 2011-02-03
CIK 350917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 26, 2010
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
Yes ☐ No ☑
As of January 25, 2011, the registrant had 87,525,122 shares of common stock outstanding.

EMULEX CORPORATION AND SUBSIDIARIES
INDEX

PAGE
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets December 26, 2010 and June 27, 2010	3
Condensed Consolidated Statements of Operations Three and Six months ended December 26, 2010 and December 27, 2009	4
Condensed Consolidated Statements of Cash Flows Six months ended December 26, 2010 and December 27, 2009	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures about Market Risk	35
Item 4. Controls and Procedures	35
Part II. OTHER INFORMATION
Item 1. Legal Proceedings	35
Item 1A. Risk Factors	37
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 6. Exhibits	52
Signatures	53
EX-31.A
EX-31.B
EX-32
EX-99.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	December 26,	June 27,
	2010	2010
ASSETS

Current assets:
Cash and cash equivalents	$168,790	$248,813
Investments	9,804	45,990
Accounts and other receivables, net of allowance for doubtful accounts of $1,663 and $1,653 at December 26, 2010 and June 27, 2010, respectively	75,083	59,479
Inventories	15,851	13,465
Prepaid income taxes	—	17,563
Prepaid expenses and other current assets	10,609	12,799
Deferred income taxes	21,297	19,442

Total current assets	301,434	417,551
Property and equipment, net	66,744	63,482
Goodwill	170,765	93,835
Intangible assets, net	175,085	44,497
Deferred income taxes	2,932	27,658
Other assets	12,820	42,427

Total assets	$729,780	$689,450

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$39,501	$31,377
Accrued liabilities	43,990	29,053

Total current liabilities	83,491	60,430
Other liabilities	4,293	4,287
Accrued taxes	36,107	33,551

Total liabilities	123,891	98,268

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	—	—
Common stock, $0.10 par value; 240,000,000 shares authorized; 101,767,761 and 91,217,793 issued at December 26, 2010 and June 27, 2010, respectively	10,177	9,122
Additional paid-in capital	1,224,834	1,123,365
Accumulated deficit	(420,316)	(372,450)
Accumulated comprehensive loss	(484)	(615)
Treasury stock, at cost; 14,656,242 and 10,550,971 shares at December 26, 2010 and June 27, 2010, respectively	(208,322)	(168,240)

Total stockholders’ equity	605,889	591,182

Total liabilities and stockholders’ equity	$729,780	$689,450

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 26,	December 27,	December 26,	December 27,
	2010	2009	2010	2009
Net revenues	$113,998	$108,290	$217,095	$193,817
Cost of sales	50,225	41,506	95,927	74,927

Gross profit	63,773	66,784	121,168	118,890

Operating expenses:
Engineering and development	41,668	31,680	79,932	63,079
Selling and marketing	14,226	15,760	26,935	28,672
General and administrative	13,663	11,896	31,282	24,175
Amortization of other intangible assets	2,457	1,698	4,473	3,396

Total operating expenses	72,014	61,034	142,622	119,322

Operating (loss) income	(8,241)	5,750	(21,454)	(432)

Nonoperating (expense) income, net:
Interest income	21	93	42	212
Interest expense	(10)	(2)	(385)	(4)
Other (expense) income, net	(45)	(132)	(198)	98

Total nonoperating (expense) income, net	(34)	(41)	(541)	306

(Loss) income before income taxes	(8,275)	5,709	(21,995)	(126)

Income tax provision (benefit)	31,483	(3,233)	25,871	(12,906)

Net (loss) income	$(39,758)	$8,942	$(47,866)	$12,780

Net (loss) income per share:
Basic	$(0.46)	$0.11	$(0.57)	$0.16

Diluted	$(0.46)	$0.11	$(0.57)	$0.16

Number of shares used in per share computations:
Basic	86,565	79,667	84,485	79,563

Diluted	86,565	80,734	84,485	80,505

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended
	December 26,	December 27,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(47,866)	$12,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	10,625	10,567
Share-based compensation expense	23,956	8,564
Amortization of intangible assets	19,448	12,847
Provision for losses on accounts and other receivables	10	58
Accrued interest income, net	23	37
Loss on disposal of property and equipment	194	769
Deferred income taxes	(5,577)	(8,447)
Excess tax benefit from share-based compensation	(485)	(206)
Foreign currency adjustments	324	(86)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts and other receivables	(12,220)	(16,697)
Inventories	(2,110)	(123)
Prepaid expenses and other assets	4,953	(5,971)
Accounts payable, accrued liabilities, and other liabilities	(3,089)	4,684
Accrued taxes	1,190	1,258
Income taxes payable and prepaid income taxes	27,636	(223)

Net cash provided by operating activities	17,012	19,811

Cash flows from investing activities:
Net proceeds from sale of property and equipment	99	168
Purchases of property and equipment	(8,999)	(4,685)
Purchases of intangible assets	(4,000)	(20,000)
Payments for the purchase of ServerEngines Corporation, net of cash acquired	(53,068)	—
Investment in and loans to privately-held companies	(1,000)	(10,000)
Cash received from escrow for prior business acquisition	1,000	—
Purchases of investments	(36,528)	(24,585)
Maturities of investments	72,691	16,751

Net cash used in investing activities	(29,805)	(42,351)

Cash flows from financing activities:
Repurchase of common stock	(40,082)	(18,240)
Tax withholding payments reimbursed by common stock	(4,231)	(3,468)
Repayment of debt to the Founders of ServerEngines Corporation	(26,897)	—
Proceeds from issuance of common stock under stock plans	3,384	2,687
Excess tax benefit from share-based compensation expense	485	206

Net cash used in financing activities	(67,341)	(18,815)

Effect of exchange rates on cash and cash equivalents	111	(44)

Net decrease in cash and cash equivalents	(80,023)	(41,399)
Cash and cash equivalents at beginning of period	248,813	294,136

Cash and cash equivalents at end of period	$168,790	$252,737

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Basis of Presentation
  In the opinion of management of Emulex Corporation (Emulex or the Company), the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows. Interim results for the three and six months ended December 26, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending July 3, 2011. The accompanying condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2010. The preparation of the condensed consolidated financial statements requires the use of estimates and actual results could differ materially from management’s estimates.
  The Company has a 52 to 53 week fiscal year that ends on the Sunday nearest to June 30. Accordingly, every fifth or sixth fiscal year will be a 53-week fiscal year. Fiscal year 2011 is a 53-week fiscal year.
  Supplemental Cash Flow Information

	Six Months Ended
	December 26,	December 27,
	2010	2009
	(in thousands)
Cash paid during the period for:
Interest	$13	$3
Income taxes	$2,444	$247

Non-cash activities:
Purchases of property and equipment not paid, net	$3,778	$1,016
Recently Issued Accounting Standards
     In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, “Improving Disclosures about Fair Value Measurements,” amending Accounting Standards Codification (ASC) 820, “Fair Value Measurements and Disclosures,” requiring additional disclosures and clarifying existing disclosure requirements about fair value measurements. ASU 2010-06 requires entities to provide fair value disclosures by each class of assets and liabilities, which may be a subset of assets and liabilities within a line item in the statement of financial position. The additional requirements also include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and separate presentation of purchases, sales, issuances and settlements of items within Level 3 of the fair value hierarchy. The guidance clarifies existing disclosure requirements regarding the inputs and valuation techniques used to measure fair value for measurements that fall in either Level 2 or Level 3 of the hierarchy. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, or the third quarter of the Company’s 2010 fiscal year, except for the disclosures about purchases, sales, issuances and settlements which is effective for fiscal years beginning after December 15, 2010, or the Company’s 2012 fiscal year, and for interim periods within those fiscal years. There was no impact of the Company’s adoption of this guidance and management is currently assessing the impact of the disclosure guidance effective in fiscal 2012.
     In December 2010, the FASB issued ASU No. 2010-28, which was a consensus of the Emerging Issues Task Force (EITF). Under ASC Topic 350 on goodwill and other intangible assets, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The EITF reached a final Consensus that the carrying amount of a reporting unit should be calculated as the difference between the total assets and total liabilities assigned to the reporting unit; however, it did not prescribe the use of a specific approach, such as the equity-value-based or enterprise-value-based premise. The Task Force also concluded that the Step 2 test should be performed in circumstances where a reporting unit has a zero or negative carrying amount of equity and there are qualitative factors that indicate it is more likely than not that a goodwill impairment exists. These qualitative factors include those used to determine whether a triggering event would require an interim goodwill impairment test. Entities with multiple reporting units may continue to allocate assets and liabilities to individual reporting units consistent with current practice. In addition, single reporting unit entities would not be required to allocate all liabilities to the reporting unit when the enterprise-value-based approach is used. The transition approach would require companies to perform the Step 2 test on adoption for reporting units with a zero or negative carrying amount for which qualitative factors exist on the adoption date that indicate that it is more likely than not that a goodwill impairment exists. Any resulting impairment charge would be recorded through a cumulative-effect adjustment to beginning retained earnings. The final Consensus is effective for annual reporting periods beginning after December 15, 2010, which is the Company’s 2012 fiscal year. Early adoption is prohibited. The Company does not expect any impact upon adoption of this guidance as the Company has a single reporting unit, which does not have a zero or negative carrying amount of equity.
     In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” This amendment affects any public entity that enters into business combinations that are material on an individual or aggregate basis. The comparative financial statements should present and disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, or the Company’s 2012 fiscal year. The Company does not expect that there will be any financial impact of adopting this guidance and will apply this guidance to future acquisitions.
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
     The Company has preliminarily allocated the purchase price of the acquired company to the net tangible assets and intangible assets acquired based upon their estimated fair values. Acquisition-related transaction costs and acquisition-related restructuring charges are not included as components of consideration transferred but have been accounted for as expenses in the period in which the costs are incurred. Total merger-related transaction costs incurred by the Company were approximately $3.1 million, of which $2.0 million was incurred and recorded in general and administrative expenses in the year ended June 27, 2010, and $1.1 million was incurred and recorded in general and administrative expenses during the six months ended December 26, 2010.
     The aggregate preliminary purchase price was approximately $135.7 million and was comprised of the following:

(in thousands)
Cash	$54,793
Common stock	67,367
Contingent consideration	11,500
Options assumed	1,995

Net assets acquired	$135,655

     Included in the common stock issued and contingent consideration is approximately 2.2 million shares of Emulex common stock to be held in escrow for up to 18 months from the acquisition date subject to certain standard representations and warranties defined in the merger agreement.
     The contingent consideration relates to 4.0 million shares that are issuable upon achievement of two post-closing milestones. Approximately 2.5 million shares are tied to the employment of certain recipients, and are therefore accounted for as stock-based compensation over the service period. The Company has recognized approximately $10.6 million the three months ended September 26, 2010, $3.2 million during the three months ended December 26, 2010, and $13.8 million during the six months ended December 26, 2010 and expects to recognize approximately another $8.3 million of stock based compensation expense through fiscal 2012 related to the employment based contingent shares. The first post-closing milestone was met during the quarter ended December 26, 2010.
     The Company has preliminarily allocated the purchase price to the assets acquired and liabilities assumed at estimated fair values. The excess of the purchase price over the aggregate fair values is recorded as goodwill. This allocation is subject to revision as the estimates of fair value of contingent consideration, inventory, identifiable intangible assets, in-process research and development (IPR&D), and deferred taxes are based on preliminary information and the final pre-acquisition tax returns are not yet complete. The Company is in the process of obtaining third party valuations of certain assets. Thus, the allocation of the purchase price is subject to refinement. The following table summarizes the preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition and acquisition related charges:

(in thousands)
Current assets, including cash acquired of $1,725	$8,445
Property and equipment	1,378
Other noncurrent assets	234
Intangible assets	145,880
Goodwill	76,930

Total assets acquired	232,867

Current liabilities	(68,650)
Noncurrent deferred tax liability	(28,023)
Accrued taxes	(940)

Total liabilities assumed	(97,613)

Acceleration of ServerEngines restricted stock included in stock based compensation expense	48
Settlement of pre-existing contractual agreement included in interest expense	353

Total acquisition related charges	401

Total preliminary estimated purchase price allocation	$135,655

     The current liabilities assumed of approximately $68.7 million included approximately $26.9 million due to the founders of ServerEngines and approximately $24.5 million due to Emulex. These amounts were settled in conjunction with the acquisition.
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
     The acquisition has been included in the condensed consolidated statements of operations of the Company since the date of acquisition. Since the acquisition date, the Company recorded approximately $5.6 million in revenue with respect to the ServerEngines business in the Company’s condensed consolidated statements of operations.
     Following is the summarized pro forma combined results of operations for the three and six months ended December 26, 2010 and December 27, 2009, assuming the acquisition had taken place at the beginning of each fiscal year. The pro forma combined results of operations for the three months ended December 26, 2010, was prepared based upon the statement of operations of Emulex for the three months ended December 26, 2010, as all operating results of ServerEngines were included in the statement of operations of Emulex since the acquisition date of August 25, 2010. The pro forma combined results of operations for the three months ended December 27, 2009, was prepared based upon the statement of operations of Emulex for the three months ended December 27, 2009, combined with the statement of operations of ServerEngines for the period from October 1, 2009 to December 31, 2009. The pro forma combined results of operations for the six months ended December 26, 2010, was prepared based upon the statement of operations of Emulex for the six months ended December 26, 2010 combined with the statement of operations of ServerEngines for period from July 1, 2010 to August 25, 2010 as all operating results of ServerEngines were included in the statement of operations of Emulex since the acquisition date of August 25, 2010. The pro forma combined results of operations for the six months ended December 27, 2009, was prepared based upon the statement of operations of Emulex for the six months ended December 27, 2009 combined with the statement of operations of ServerEngines for the period from July 1, 2009 to December 31, 2009.
     The pro forma information includes adjustments to reflect the amortization and depreciation of intangible and tangible assets acquired, incremental stock-based compensation expense resulting from retention stock options granted to ServerEngines employees, reductions to interest expense for the settlement of ServerEngines debt in connection with the acquisition, elimination of the historical revenues and cost of goods sold between the Company and ServerEngines, and the related estimated tax effects of these adjustments as well as an adjustment to shares outstanding for shares issued for the acquisition. The pro forma results exclude transaction costs of approximately $0.5 million and $1.1 million and stock based compensation related to the contingent shares which are tied to the employment of certain recipients of approximately $3.2 million and $13.8 million recognized in the Company’s statement of operations for the three and six months ended December 26, 2010, respectively, as these charges are not expected to have a continuing impact on the statements of operations of the combined entity. The Company expects to recognize additional stock based compensation charges of approximately $8.3 million through fiscal 2012 related to the stock based compensation charges for the contingent shares tied to the employment of certain recipients.
     The pro forma results are not necessarily indicative of the future results or results that would have been reported had the acquisition taken place when assumed.

	Three Months Ended		Six Months Ended
	December 26,	December 27,	December 26,	December 27,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net revenues	$113,998	$113,429	$218,987	$204,817

Net (loss) income	$(36,189)	$790	$(38,944)	$(2,412)

Net (loss) income per basic share	$(0.42)	$0.01	$(0.45)	$(0.03)

Net (loss) income per diluted share	$(0.42)	$0.01	$(0.45)	$(0.03)

Acquisition in Fiscal 2010
     In May 2010, the Company purchased a business from a privately-held company in the storage networking industry. Total consideration was approximately $13.0 million consisting of cash, cancellation of loans receivable, and a partial return of the Company’s equity investment in the privately-held company. The transaction was accounted for as a business acquisition. The purchase consideration was allocated to the tangible and intangible assets acquired, including IPR&D, based on their estimated fair values. The Company recorded approximately $6.0 million of IPR&D, $0.9 million of fixed assets and approximately $6.1 million in goodwill as of June 27, 2010. During the first quarter ended September 26, 2010, the Company obtained further information on the valuation of the acquired fixed assets and in accordance with the authoritative guidance for business combinations, retroactively recorded a purchase price adjustment to write down the fixed assets and adjust goodwill of approximately $0.9 million as of June 27, 2010. During the three months ended December 26, 2010, the Company received $1.0 million from escrow for standard representations and warranties not met and adjusted preliminary consideration and goodwill retrospectively as of June 27, 2010. The purchase price allocation is final as of December 26, 2010. Pro forma results of operations have not been presented as the acquisition was not material to the Company’s consolidated financial statements.
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
Level 1 —	Quoted prices in active markets for identical assets or liabilities;

Level 2 —	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
     Financial instruments measured at fair value on a recurring basis as of December 26, 2010 and June 27, 2010 are as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
December 26, 2010
Cash and cash equivalents	$168,790	$—	$—	$168,790
Term deposits	4,234	—	—	4,234
U.S. Government securities	2,000	—	—	2,000
U.S. Government sponsored entity securities	1,967	—	—	1,967
Corporate bonds	1,603	—	—	1,603

	$178,594	$—	$—	$178,594

June 27, 2010
Cash and cash equivalents	$248,813	$—	$—	$248,813
Municipal bonds	101	—	—	101
Term deposits	3,237	—	—	3,237
U.S. Government securities	23,008	—	—	23,008
U.S. Government sponsored entity securities	19,648	—	—	19,648

	$294,807	$—	$—	$294,807

     The Company’s other financial instruments consist primarily of an equity investment in a privately-held company of approximately $9.2 million, insurance recovery receivable of approximately $2.4 million, and a note receivable of approximately $1.0 million. The fair value of the Company’s equity investment in the privately-held company was based on the income approach, using “Level 3” inputs requiring the use of inputs that are both unobservable and significant to the fair value measurements. The Company believes the carrying value of its insurance recovery receivable approximates its current fair value due to its nature and relatively short duration. The fair value of the Company’s note receivable is based on management judgment using market-based interest rates and is believed to approximate fair value.
4. Investments
     The Company’s portfolio of held-to-maturity investments consists of the following:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
December 26, 2010
Term deposits	$4,234	$—	$—	$4,234
U.S. Government securities	2,000	—	—	2,000
U.S. Government sponsored entity securities	1,967	—	—	1,967
Corporate bonds	1,603	—	—	1,603

	$9,804	$—	$—	$9,804

June 27, 2010
Municipal bonds	$101	$—	$—	$101
Term deposits	3,238	—	(1)	3,237
U.S. Government securities	23,006	2	—	23,008
U.S. Government sponsored entity securities	19,645	3	—	19,648

	$45,990	$5	$(1)	$45,994

     Investments at December 26, 2010 and June 27, 2010 were classified as short-term investments due to the investments having maturity dates of less than one year.
5. Inventories
     Inventories are summarized as follows:

	December 26,	June 27,
	2010	2010
	(in thousands)
Raw materials	$5,667	$2,717
Finished goods	10,184	10,748

	$15,851	$13,465

6. Goodwill and Intangible Assets, net
     The activity in goodwill during the six months ended December 26, 2010 is as follows:

Carrying
Amount
(in thousands)
Goodwill, as of June 27, 2010 (a)	$93,835
Goodwill from ServerEngines acquisition during the period	76,930

Goodwill, as of December 26, 2010	$170,765

(a)	Purchase price allocation adjustments, net, of approximately $0.1 million during the measurement period were recorded retrospectively to June 27, 2010 pursuant to the authoritative guidance for business combinations.
     Intangible assets, net, are as follows:

	December 26,	June 27,
	2010	2010
	(in thousands)
Intangible assets subject to amortization:
Core technology and patents	$77,345	$73,345
Accumulated amortization, core technology and patents	(58,532)	(53,050)
Developed technology	210,200	68,500
Accumulated amortization, developed technology	(63,965)	(51,375)
Customer relationships	3,810	3,200
Accumulated amortization, customer relationships	(2,760)	(2,398)
Tradename	6,139	4,639
Accumulated amortization, tradename	(4,681)	(4,364)
Covenants not to compete	550	—
Accumulated amortization, covenants not to compete	(74)	—
Backlog	1,520	—
Accumulated amortization, backlog	(613)	—
Perpetual licenses	157	—
Accumulated amortization, perpetual licenses	(11)	—

Total amortizable intangible assets, net	169,085	38,497
In process research and development	6,000	6,000

Total intangible assets, net	$175,085	$44,497

     The intangible assets subject to amortization are being amortized on a straight-line basis over original lives ranging from approximately ten months to twelve years. Aggregate amortization expense for intangible assets for the three months ended December 26, 2010 and December 27, 2009, was approximately $11.3 million and $6.4 million, respectively. Aggregated amortization expense for intangible assets for the six months ended December 26, 2010 and December 27, 2009, was approximately $19.5 million and $12.8 million, respectively.
     Amortization expense of approximately $8.8 million and $4.7 million related to core and developed technology is included in cost of sales in the accompanying condensed consolidated statements of operations for the three months ended December 26, 2010 and December 27, 2009, respectively. Amortization expense of approximately $15.0 million and $9.5 million related to core and developed technology is included in cost of sales in the accompanying condensed consolidated statements of operations for the six months ended December 26, 2010 and December 27, 2009, respectively.

     The following table presents the estimated future aggregated amortization expense of intangible assets as of December 26, 2010 (in thousands):

2011 (remaining 6 months)	$19,344
2012	26,118
2013	22,460
2014	22,313
2015	18,313
Thereafter	60,537

$169,085

7. Other Assets
     Components of other assets are as follows:

	December 26,	June 27,
	2010	2010
	(in thousands)
Note receivable	$1,000	$24,256
Equity investment in privately-held company	9,184	9,184
Other	2,636	8,987

	$12,820	$42,427

     In November 2010, the Company loaned $1.0 million to a privately-held company. The note receivable bears simple interest at 8.0% per annum with the maturity date being the earlier of June 30, 2011 or certain defined events such as consummation of financing, change in control, or default. The note receivable is collateralized by substantially all of the assets of the privately-held company.
     As described in Note 2, notes receivable from ServerEngines were settled in connection with the acquisition on August 25, 2010.
     The Company’s equity investment in a privately-held company is accounted for under the cost method. Under the cost method, investments are carried at cost and are adjusted for other-than-temporary declines in fair value, distributions of earnings, or additional investments. The Company monitors its investment for impairment on a quarterly basis and makes appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Impairment charges are included in other (expense) income, net in the consolidated statements of operations. Factors used in determining an impairment include, but are not limited to, the current business environment including competition; uncertainty of financial condition; technology and product prospects; results of operations; and current financial position including any going concern considerations such as the rate at which the investee utilizes cash and the investee’s ability to obtain additional financing. The Company has determined that there is no impairment as of December 26, 2010; however, it is considered reasonably possible that the Company’s determination that there is no impairment could change within the next twelve months if the current business environment deteriorates, the investees’ financial condition worsens, or the investee is unable to secure adequate financing to support its business plan and operations.
8. Accrued Liabilities
     Components of accrued liabilities are as follows:

	December 26,	June 27,
	2010	2010
	(in thousands)
Payroll and related costs	$17,797	$14,387
Warranty liability	1,754	1,637
Deferred revenue and accrued rebates	13,628	4,169
Income taxes payable	5,090	—
Other	5,721	8,860

	$43,990	$29,053

     The Company provides a warranty of between one to five years on its products. The Company records a provision for estimated warranty related costs at the time of sale based on historical product return rates and the Company’s estimates of expected future costs of fulfilling its warranty obligations. Changes to the warranty liability were:

(in thousands)
Balance at beginning of period	$1,637
Accrual for warranties issued	853
Changes to pre-existing warranties (including changes in estimates)	(79)
Settlements made (in cash or in kind)	(657)

Balance at end of period	$1,754

9. Commitments and Contingencies
Litigation
     On November 15, 2001, prior to the Company’s acquisition of Vixel Corporation, a securities class action was filed in the United States District Court in the Southern District of New York as Case No. 01 CIV. 10053 (SAS), Master File No. 21 MC92 (SAS) against Vixel and two of its officers and directors (one of which is James M. McCluney, the Company’s current Chief Executive Officer) and certain underwriters who participated in the Vixel initial public offering in late 1999. The amended complaint alleged violations under Section 10(b) of the Exchange Act and Section 11 of the Securities Act and sought unspecified damages on behalf of persons who purchased Vixel stock during the period October 1, 1999 through December 6, 2000. On April 2, 2009, the parties signed a Stipulation and Agreement of Settlement (the 2009 Settlement) to the District Court for preliminary approval. The District Court granted the plaintiffs’ motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement “fairness” hearing was held on September 10, 2009. On October 6, 2009, the District Court entered an opinion granting final approval to the settlement and directing that the Clerk of the District Court close these actions. The 2009 Settlement provides for a settlement amount of $586 million, and Emulex has no obligation to pay any part of that amount. Notices of appeal of the opinion granting final approval were originally filed by six groups of appellants, four of whom have settled with plaintiffs.
     On January 27, 2009, a patent infringement lawsuit was filed in the United States District Court in the Central District of California as Case No. CV09-00605 R (JWJx) against Emulex by Microprocessor Enhancement Corporation and Michael H. Branigin. The complaint alleges infringement of U.S. Patent No. 5,471,593, and seeks a judgment for damages, injunctive relief, and an award of attorneys’ fees and costs. On March 25, 2009, Emulex filed an answer to the complaint denying allegations and asserting affirmative defenses. Emulex joined a summary judgment motion by Texas Instruments in a related lawsuit. On July 1, 2010, the Court granted summary judgment of noninfringement to Emulex based on prosecution history estoppel of the patent, and the Court subsequently entered final judgment in favor of Emulex on July 13, 2010. MEC filed a notice of appeal of the final judgment to the United States Court of Appeals for the Federal Circuit on August 9, 2010. Emulex was told that a settlement was reached between the plaintiffs and ARM Ltd. (the original supplier of the alleged infringing product), the terms of which are not known by Emulex. A dismissal of the action was filed with the court on about December 8, 2010.
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
     On May 26, 2010, Broadcom Corporation filed a separate patent infringement lawsuit against the Company in the United States District Court in the Central District of California. The 2010 lawsuit asserts that certain Emulex products are infringing on a Broadcom patent covering certain data and storage networking technologies. Broadcom seeks a judgment for damages, injunctive relief, and an award of attorneys’ fees and costs. On June 30, 2010, the Judge stated that the 2009 and 2010 patent cases would be consolidated into a single lawsuit. On October 14, 2010, the Court issued an order on the parties’ joint stipulation dismissing three patents from the case. On November 1, 2010, the Court issued an order allowing Broadcom to make infringement assertions against additional Emulex products. In a Court ruling dated December 17, 2010, there are interpretations of certain terms contained in the claims of the patents being asserted by Broadcom. The status of this matter does not allow management of the Company to determine whether a loss will occur or estimate the range of such a loss. Accordingly, management has determined that a potential loss is not probable and no amount has been accrued.
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
Other Commitments and Contingencies
     The Company has approximately $36.1 million of liabilities for uncertain tax positions as of December 26, 2010 for which a reasonably reliable estimate of the period of payment cannot be made.
     The Company has entered into various agreements for professional services, joint-development, non-recurring engineering, and purchases of inventory. As of December 26, 2010, the Company’s obligation associated with such agreements was approximately $71.1 million.
     In addition, the Company provides limited indemnification in selected circumstances within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringement of certain intellectual property, and in some limited cases against bodily injury or damage to real or tangible personal property caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. As of December 26, 2010, the Company has not incurred any significant costs related to indemnification of its customers.
10. Treasury Stock
     In early August 2008, the Company’s Board of Directors authorized a plan to repurchase up to $100.0 million of its outstanding common stock. In April 2009, upon receipt of an unsolicited acquisition proposal and related tender offer of Broadcom Corporation to acquire the Company, the Company’s Board of Directors elected to temporarily suspend any activity under the share repurchase plan. In light of Broadcom allowing its tender offer to expire on July 14, 2009, Emulex’s Board of Directors elected to reactivate the $100.0 million share repurchase plan effective July 15, 2009. As of December 26, 2010, the Company has repurchased approximately 6.1 million shares of its common stock for an aggregate purchase price of approximately $58.3 million or an average of $9.55 per share under this plan, of which approximately 4.1 million shares for an aggregate purchase price of approximately $40.1 million or an average of $9.76 was purchased during the six months ended December 26, 2010. Approximately $41.7 million is available under this program after these repurchases. The Company may repurchase shares from time-to-time in open market purchases or privately negotiated transactions. It is expected that any future share repurchases will be financed by available cash balances and cash from operations. The Company’s Board of Directors has not set an expiration date for the plan.
11. Stock-Based Compensation
     As of December 26, 2010, the Company had three stock-based plans for employees and directors that are open for future awards, the 2005 Equity Incentive Plan (Equity Incentive Plan), the 1997 Stock Award Plan for Non-Employee Directors (Director Plan), and the Emulex Corporation Employee Stock Purchase Plan (Purchase Plan). In addition, the Company had nine stock-based plans (All Other Plans), including seven plans assumed in connection with acquisitions, each of which is closed for future grants but has options outstanding. Available for future awards are 2,775,697 shares under the Equity Incentive Plan, 480,905 shares under the Director Plan, and 373,399 shares under the Purchase Plan.
     In connection with the acquisition of ServerEngines on August 25, 2010, the Company assumed the ServerEngines Corporation Amended and Restated 2008 Stock Option Plan (the ServerEngines Plan). The ServerEngines options were replaced with Emulex options based on the acquisition exchange ratio and continue to be subject to the terms of the ServerEngines Plan. The options have lives of up to 10 years and generally vest over a 4 or 5 year period. The ServerEngines Plan is closed for future grants. There were 472,732 options issued in exchange for the options assumed in the acquisition of ServerEngines.
     Aggregate amounts recognized in the condensed consolidated financial statements with respect to these plans are as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 26,	December 27,	December 26,	December 27,
	2010	2009	2010	2009
	(in thousands)
Total cost of stock-based payment plans during the period	$8,620	$3,590	$23,938	$8,493
Amounts capitalized in inventory during the period	(173)	(83)	(380)	(203)
Amounts recognized in income for amounts previously capitalized in inventory	207	120	398	274

Amounts charged against income, before income tax benefit	$8,654	$3,627	$23,956	$8,564

Amount of related income tax benefit recognized in income, excluding tax impact of stock option exchange program (see Note 12)	$2,303	$1,438	$3,866	$3,067

     In connection with the ServerEngines acquisition, the Company has recognized approximately $13.8 million of stock-based compensation expense related to employment based contingent shares during the six months ended December 26, 2010 and expects to recognize approximately another $8.3 million of stock-based compensation expense through fiscal 2012.
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

The assumptions utilized to compute the fair value of stock option grants under the Equity Incentive Plan and the Director Plan for the three and six months ended December 26, 2010 and December 27, 2009 were:

	Three Months Ended		Six Months Ended
	December 26,	December 27,	December 26,	December 27,
	2010	2009	2010	2009
Expected volatility	39% – 42%	46% – 49%	39% – 45%	46% – 49%
Weighted average expected volatility	40%	48%	43%	47%
Expected dividends	—	—	—	—
Expected term (in years)	3.34 – 5.34	2.97 – 4.97	3.34 – 5.34	2.97 – 4.97
Weighted average expected term (in years)	4.18	3.81	4.16	3.81
Risk-free rate	0.92% – 1.80%	1.49% – 2.50%	0.69% – 1.80%	1.49% – 2.50%
     The assumptions utilized to compute the fair value of the compensatory element related to the shares to be purchased under the Purchase Plan for the three and six months ended December 26, 2010 and December 27, 2009 were:

	Three Months Ended		Six Months Ended
	December 26,	December 27,	December 26,	December 27,
	2010	2009	2010	2009
Expected volatility	37%	43%	37%	43%
Expected dividends	—	—	—	—
Expected term (in years)	0.49	0.49	0.49	0.49
Risk-free rate	0.18%	0.17%	0.18%	0.17%
     A summary of option activity under the plans for the six months ended December 26, 2010 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
			(in years)	(in millions)
Options outstanding at June 27, 2010	7,531,095	$20.73	2.72	$0.9
Options granted	1,103,500	$9.61
Options granted to replace ServerEngines options assumed as part of the acquisition	472,732	$5.18
Options exercised	(86,106)	$5.02
Options canceled	(1,113,027)	$37.28
Options forfeited	(73,852)	$11.10

Options outstanding at December 26, 2010	7,834,342	$16.14	3.27	$8.3

Options vested and expected to vest at December 26, 2010	7,505,864	$16.43	3.15	$7.5

Options exercisable at December 26, 2010	6,102,749	$17.99	2.56	$4.1

     A summary of unvested stock awards activity for the six months ended December 26, 2010 is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Awards	Value
Awards outstanding and unvested at June 27, 2010	3,437,741	$10.46
Awards granted	1,578,418	$10.77
Awards vested	(1,107,701)	$11.87
Awards forfeited	(175,980)	$9.77

Awards outstanding and unvested at December 26, 2010	3,732,478	$10.21

     As of December 26, 2010, there was approximately $26.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of approximately 1.4 years.

     The weighted average grant date fair value of options granted during the six months ended December 26, 2010 and December 27, 2009 was approximately $3.40 per share and $3.69 per share, respectively. The weighted average grant date fair value of unvested stock awards granted during the six months ended December 26, 2010 and December 27, 2009 was approximately $10.77 per share and $8.66 per share, respectively. The total intrinsic value of stock options exercised was approximately $0.5 million and $0.2 million for the six months ended December 26, 2010 and December 27, 2009, respectively. The total fair value of unvested stock awards that vested during the six months ended December 26, 2010 and December 27, 2009 was approximately $11.7 million and $9.8 million, respectively. Cash received from stock option exercises under stock-based plans and shares purchased under the Purchase Plan was approximately $3.4 million for the six months ended December 26, 2010 and approximately $2.7 million for the six months ended December 27, 2009. The actual tax benefit realized for tax deductions from option exercises was approximately $4.6 million and $3.8 million for the six months ended December 26, 2010 and December 27, 2009, respectively.
     At Emulex’s Annual Shareholders Meeting on November 23, 2010, the shareholders approved an increase in the number of shares authorized under the Purchase Plan by 1.5 million shares and an increase under the Equity Incentive Plan by 2.0 million shares. As of December 26, 2010, including the shares newly authorized, the Company anticipates that the number of shares authorized under the Equity Incentive Plan, the Director Plan, the Purchase Plan, and All Other Plans are sufficient to cover future stock option exercises and shares that will be purchased during the next six month option period from November 1, 2010 to April 30, 2011 under the Purchase Plan.
12.Income Taxes
     The Company’s effective income tax rate depends on various factors, such as tax legislation, the mix of domestic and international pre-tax income, and research and development credits as a percentage of aggregate pre-tax income, and the effectiveness of the Company’s tax planning strategies. The Company and its domestic subsidiaries file federal, state and local income / franchise tax returns in the U.S. The Company’s international subsidiaries file income tax returns in various non-U.S. jurisdictions. The Company recorded an income tax provision of approximately $25.9 million in the six months ended December 26, 2010 compared to an income tax benefit of $12.9 million in the six months ended December 27, 2009. The effective tax rate was approximately 118% for the six months ended December 26, 2010 compared to an effective tax benefit rate of 10,243% for the six months ended December 27, 2009. During the six months ended December 26, 2010, one of Emulex’s domestic entities entered into a platform contribution transaction with an international subsidiary to license the recently acquired ServerEngines technology, resulting in an increase in U.S. income taxes of approximately $36.6 million in the six months ended December 26, 2010. In December 2010, the Federal research credit was extended retroactively to calendar 2010 as part of the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010, resulting in an income tax benefit of approximately $3.4 million. Such tax benefit was partially offset by non-deductible stock-based compensation expense for the contingent shares related to the ServerEngines acquisition recognized during the six months ended December 26, 2010. Fiscal years 2008 and 2009 are under audit by the Internal Revenue Service (IRS). The Company is currently responding to Information Document Requests that have been received. No adjustments are proposed at this time. The Company does not expect that the results of the audit will have a material adverse effect on its financial condition or results of operations.
13. Net (Loss) Income Per Share
     The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended		Six Months Ended
	December 26,	December 27,	December 26,	December 27,
	2010	2009	2010	2009
	(in thousands, except per		(in thousands, except per
	share data)		share data)
Numerator — Net (loss) income	$(39,758)	$8,942	$(47,866)	$12,780
Less: Undistributed earnings allocated to participating securities	—	(111)	—	(210)

Undistributed earnings allocated to common shareholders for basic net (loss) income per share	$(39,758)	$8,831	$(47,866)	$12,570

Undistributed earnings allocated to common shareholders for diluted net (loss) income per share	$(39,758)	$8,832	$(47,866)	$12,573

	Three Months Ended		Six Months Ended
	December 26,	December 27,	December 26,	December 27,
	2010	2009	2010	2009
	(in thousands, except per		(in thousands, except per
	share data)		share data)
Denominator:
Denominator for basic net (loss) income per share — weighted average shares outstanding	86,565	79,667	84,485	79,563
Dilutive options outstanding, unvested stock units and ESPP	—	1,067	—	942

Denominator for diluted net (loss) income per share — adjusted weighted average shares outstanding	86,565	80,734	84,485	80,505

Basic net (loss) income per share	$(0.46)	$0.11	$(0.57)	$0.16

Diluted net (loss) income per share	$(0.46)	$0.11	$(0.57)	$0.16

Antidilutive options and unvested stock excluded from the computations	8,779	8,338	9,172	8,987

Average market price of common stock	$11.18	$10.55	$10.32	$10.09

     The antidilutive stock options and unvested stock were excluded from the computation of diluted net (loss) income per share due to the assumed proceeds from the award’s exercise or vesting being greater than the average market price of the common shares or due to the Company incurring a net loss for the periods presented.
14. Comprehensive (Loss) Income
     Components of comprehensive (loss) income are as follows:

	Three Months Ended		Six Months Ended
	December 26,	December 27,	December 26,	December 27,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net (loss) income	$(39,758)	$8,942	$(47,866)	$12,780
Other comprehensive(loss) income:
Foreign currency translation adjustments, net of income taxes	(91)	68	131	(25)

	$(39,849)	$9,010	$(47,735)	$12,755

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
     Actual future results could differ materially from those described in the forward-looking statements as a result of a variety of factors, including those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, and, in particular, those in the section entitled “Risk Factors” in Part II, Item 1A of this Form 10-Q included elsewhere herein. We expressly disclaim any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances. We wish to caution readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These factors include the ability to realize the anticipated benefits of the acquisition of ServerEngines Corporation (ServerEngines) on a timely basis or at all, and the Company’s ability to integrate the technology, operations and personnel of ServerEngines into its existing operations in a timely and efficient manner. In addition, we have and will incur charges associated with the acquisition of ServerEngines. As the valuation and purchase price allocation has not been finalized, we are unable to predict the impact of various post-acquisition charges, including amortization of intangibles and stock-based compensation. The fact that the economy generally, and the technology and storage segments specifically, have been in a state of uncertainty makes it difficult to determine if past experience is a good guide to the future and makes it impossible to determine if markets will grow or shrink in the short term. The current economic downturn and the resulting economic uncertainty for our customers and the storage networking market as a whole has and could continue to adversely affect our revenues and results of operations. Furthermore, the effect of any actual or potential unsolicited offers to acquire us may have an adverse effect on our operations. As a result of this uncertainty, we are unable to predict our future results with any accuracy. Other factors affecting these forward-looking statements include but are not limited to the following: faster than anticipated decline in the storage networking market, slower than expected growth of the converged networking market or the failure of our Original Equipment Manufacturer (OEM) customers to successfully incorporate our products into their systems; our dependence on a limited number of customers and the effects of the loss of, or decrease or delays in orders by, any such customers, or the failure of such customers to make timely payments; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of our or our OEM customers’ new or enhanced products; costs associated with expansion into new areas of the storage technology market; the variability in the level of our backlog and the variable and seasonal procurement patterns of our customers; impairment charges, including but not limited to goodwill, intangible assets, and equity investments recorded under the cost method; changes in tax rates or legislation; the effects of acquisitions; any inadequacy of our intellectual property protection or the potential that third-party claims of infringement and any related indemnity obligations or adverse judgments; the effects of terrorist activities, natural disasters and any resulting political or economic instability; the highly competitive nature of the markets for our products as well as pricing pressures that may result from such competitive conditions; the effects of changes in our business model to separately charge for software; the effect of rapid migration of customers towards newer, lower cost product platforms; possible transitions from board or box level to application specific integrated circuit (ASIC) solutions for selected applications; a shift in unit product mix from higher-end to lower-end or mezzanine card products; a faster than anticipated decrease in the average unit selling prices or an increase in the manufactured cost of our products; delays in product development; our reliance on third-party suppliers and subcontractors for components and assembly; our ability to attract and retain key technical personnel; our ability to benefit from our research and development activities; our dependence on international sales and internationally produced products; the effects of acquisitions, including the recent acquisition of ServerEngines Corporation (ServerEngines); changes in accounting standards; and the potential effects of global warming and any resulting regulatory changes on our business. These and other factors could cause actual results to differ materially from those in the forward-looking statements and are discussed elsewhere in this Form 10-Q, in our other filings with the Securities and Exchange Commission or in materials incorporated therein by reference.
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
     Our Company operates within a single business segment that has two market focused product lines — Host Server Products (HSP) and Embedded Storage Products (ESP). HSP connect servers and storage to networks using industry standard protocols including Internet Protocol (IP) and fibre channel, Transmission Control Protocol (TCP)/IP, Internet Small Computer System Interface (iSCSI), Network Attached Storage (NAS) and Fibre Channel over Ethernet (FCoE). Our Ethernet based products include OneConnect Universal Converged Network Adapters (UCNAs) that enable network convergence. Our Fibre Channel based products include LightPulse® HBAs, custom form factor solutions for OEM blade servers and ASICs. These products enable servers to efficiently connect to local area networks (LANs), SANs, and NAS by offloading data communication processing tasks from the server as information is delivered and sent to the network.
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
     As of December 26, 2010, we had a total of 961 employees.
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
Global Initiatives
     As part of our global initiatives, we created an Irish subsidiary to expand our international operations by providing local customer service and support to our customers outside of the United States in the fourth quarter of fiscal 2008. In addition, Emulex granted an intellectual property license and entered into a research and development cost sharing agreement with its subsidiary in the Isle of Man. The terms of the license require that the subsidiary make prepayments of expected royalties to a U.S. subsidiary, the first of which was paid before the end of fiscal 2008 in the amount of approximately $131.0 million for expected royalties relating to fiscal 2009 through 2015. In the fourth quarter of fiscal 2010, the subsidiary made the second prepayment of approximately $6.5 million for expected royalties relating to fiscal 2011 through 2015. These global initiatives are expected to continue to reduce our effective tax rate. During the second quarter of fiscal 2011 one of our domestic entities entered into a platform contribution transaction with one of our international subsidiaries to license the recently acquired ServerEngines technology for approximately $111.5 million. While these global initiatives are expected to continue to reduce our effective tax rate beginning with fiscal year 2012, the platform contribution transaction resulted in an incremental tax expense of approximately $39.3 million. Our cash balances and investments are held in numerous locations throughout the world. The cash and investments held outside of the U.S. are expected to increase primarily in our Isle of Man and Ireland subsidiaries. Substantially all of the amounts held outside of the U.S. will be available for repatriation at any time, but under current law, repatriated funds would be subject to U.S. federal income taxes, less applicable foreign tax credits.
Business Combination
     On August 25, 2010, we acquired 100% of the outstanding common shares of ServerEngines Corporation (ServerEngines), a privately-held, fabless semiconductor company located in Sunnyvale, California. The combination of Emulex and ServerEngines’ technology creates a unique offering to deliver I/O connectivity for converged networking solutions, including adapters, mezzanine cards and LAN on Motherboard (LOM) solutions. In addition, the acquisition will add the ServerEngines’ PilotTM facility of Server Management Controllers, which reside on the motherboard, enabling remote IP based “lights out” management capabilities.
Results of Operations
     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements included elsewhere herein.

	Percentage of Net Revenues		Percentage of Net Revenues
	Three Months Ended		Six Months Ended
	December 26,	December 27,	December 26,	December 27,
	2010	2009	2010	2009

Net revenues	100%	100%	100%	100%
Cost of sales	44	38	44	39

Gross profit	56	62	56	61

Operating expenses:
Engineering and development	37	29	37	33
Selling and marketing	12	15	12	15
General and administrative	12	11	15	12
Amortization of other intangible assets	2	2	2	2

Total operating expenses	63	57	66	62

Operating(loss) income	(7)	5	(10)	(1)

Nonoperating (expense) income, net:
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other (expense) income, net	—	—	—	—

Total nonoperating (expense) income, net	—	—	—	—

(Loss) Income before income taxes	(7)	5	(10)	(1)

Income tax provision (benefit)	28	(3)	12	(7)

Net (loss) income	(35)%	8%	(22)%	6%

Three months ended December 26, 2010, compared to three months ended December 27, 2009
     Net Revenues. Net revenues for the second quarter of fiscal 2011 ended December 26, 2010, increased by approximately $5.7 million, or 5%, to approximately $114.0 million, compared to approximately $108.3 million for the same quarter of fiscal 2010 ended December 27, 2009.
Net Revenues by Product Line
     Net revenues by product line were as follows:

	Net Revenues by Product Line
	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	December 26,	of Net	December 27,	of Net	Increase/	Percentage
(in thousands)	2010	Revenues	2009	Revenues	(Decrease)	Change

Host Server Products	$92,167	81%	$81,923	76%	$10,244	13%
Embedded Storage Products	21,762	19%	26,284	24%	(4,522)	(17)%
Other	69	—	83	—	(14)	(17)%

Total net revenues	$113,998	100%	$108,290	100%	$5,708	5%

     HSP primarily consists of HBAs, mezzanine cards, input/output (I/O) ASICs, and UCNAs. For the three months ended December 26, 2010, our Fibre Channel based products accounted for most of our HSP revenues. The increase in our HSP net revenue for the three months ended December 26, 2010 compared to the three months ended December 27, 2009 was mainly due to an increase in units shipped of approximately 142% partially offset by a decrease in average selling price of approximately 53%. The significant increase in units shipped and decrease in average selling price was primarily due to the inclusion of sales resulting from the acquisition of ServerEngines on August 25, 2010, which accounted for no revenues in the same quarter in the prior year and had a significantly lower average selling price compared to other Emulex products.
     ESP primarily consists of our InSpeed®, FibreSpy®, I/O controller solutions, and bridge and router products. The decrease in our ESP net revenue for the three months ended December 26, 2010 compared to the three months ended December 27, 2009 was primarily due to a decrease in units shipped of approximately 26% partially offset by an increase in average selling price of approximately 11%. The decrease in units shipped was primarily due to lower demand for ESP products. The increase in average selling price was primarily due to the migration from four Gb/s to eight G/bs I/O controller products.
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

	Net Revenues by Major Customers
	Direct Revenues		Total Direct and Indirect Revenues (2)
	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	December 26,	December 27,	December 26,	December 27,
	2010	2009	2010	2009

Net revenue percentage (1):
OEM:
EMC	—	—	—	12%
Hewlett-Packard	18%	13%	20%	14%
IBM	28%	23%	38%	33%

(1)	Amounts less than 10% are not presented.

(2)	Customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.
     Direct sales to our top five customers accounted for approximately 68% of total net revenues for the three months ended December 26, 2010, compared to approximately 58% for the three months ended December 27, 2009. Direct and indirect sales to our top five customers accounted for approximately 80% of total net revenues for the three months ended December 26, 2010 compared to approximately 72% for the three months ended December 27, 2009. Our net revenues from customers can be significantly impacted by changes to our customers’ business and their business models. The increase in concentration was primarily due to the significant increase in revenues from IBM and Hewlett - Packard.
Net Revenues by Sales Channel
     Net revenues by sales channel were as follows:

	Net Revenues by Sales Channel
	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	December 26,	of Net	December 27,	of Net	Increase/	Percentage
(in thousands)	2010	Revenues	2009	Revenues	(Decrease)	Change

OEM	$100,554	88%	$91,194	84%	$9,360	10%
Distribution	13,441	12%	16,992	16%	(3,551)	(21)%
Other	3	—	104	—	(101)	(97)%

Total net revenues	$113,998	100%	$108,290	100%	$5,708	5%

     The increase in OEM net revenues for the three months ended December 26, 2010 compared to the three months ended December 27, 2009 was primarily due to an increase of approximately 21% in HSP revenues generated through our OEMs. The decrease in distribution net revenues for the three months ended December 26, 2010 compared to the three months ended December 27, 2009 was primarily due to a decrease of approximately 23% in HSP net revenues generated through our distribution partners. We believe that our net revenues are being generated primarily as a result of product certifications and qualifications with our OEM customers, which take products directly and indirectly through distribution and contract manufacturers. We view product certifications and qualifications as an important indicator of future revenue opportunities and growth for the Company. However, product certifications and qualifications do not necessarily ensure continued market acceptance of our products by our OEM customers. It is also very difficult to determine the future impact, if any, of product certifications and qualifications on our revenues.
Net Revenues by Geographic Territory
     Our net revenues by geographic territory based on billed-to location were as follows:

	Net Revenues by Geographic Territory
	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	December 26,	of Net	December 27,	of Net	Increase/	Percentage
(in thousands)	2010	Revenues	2009	Revenues	(Decrease)	Change

Asia Pacific	$58,052	51%	$40,172	37%	$17,880	45%
United States	31,903	28%	33,324	31%	(1,421)	(4)%
Europe, Middle East, and Africa	21,965	19%	32,972	30%	(11,007)	(33)%
Rest of the world	2,078	2%	1,822	2%	256	14%

Total net revenues	$113,998	100%	$108,290	100%	$5,708	5%

     We believe the increase in Asia Pacific net revenues and decrease in Europe, Middle East, and Africa (EMEA) net revenues as a percentage of total net revenues for the three months ended December 26, 2010 compared to the three months ended December 27, 2009 was primarily due to our OEM customers migrating towards using contract manufacturers that are predominately located in Asia Pacific. However, as we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.

     Gross Profit. Gross profit consists of net revenues less cost of sales. Our gross profit was as follows (in thousands):

Gross Profit
Three Months Ended	Percentage of	Three Months Ended	Percentage of	Increase/	Percentage
December 26, 2010	Net Revenues	December 27, 2009	Net Revenues	(Decrease)	Points Change

$63,773	56%	$66,784	62%	$(3,011)	(6)%
     Cost of sales includes the cost of producing, supporting, and managing our supply of quality finished products. Cost of sales also included approximately $8.8 million and $4.7 million of amortization of technology intangible assets for the three months ended December 26, 2010 and December 27, 2009, respectively, with approximately $4.3 million in the three months ended December 26, 2010 being related to the ServerEngines acquisition. Approximately $0.4 million and $0.3 million of share-based compensation expense was included in cost of sales for the three months ended December 26, 2010 and December 27, 2009, respectively.
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

Engineering and Development
Three Months Ended	Percentage of	Three Months Ended	Percentage of	Increase/	Percentage
December 26, 2010	Net Revenues	December 27, 2009	Net Revenues	(Decrease)	Points Change

$41,668	37%	$31,680	29%	$9,988	8%
     Engineering and development expenses for the three months ended December 26, 2010 compared to the three months ended December 27, 2009 increased approximately $10.0 million, or 32%. Approximately $3.4 million and $1.2 million of share-based compensation expense were included in engineering and development costs for the three months ended December 26, 2010 and December 27, 2009, respectively, with approximately $1.2 million in the three months ended December 26, 2010 being related to the ServerEngines acquisition. Engineering and development headcount increased to 616 at December 26, 2010 from 450 at December 27, 2009 primarily due to the acquisition of ServerEngines. The increase in headcount resulted in a net increase of approximately $6.5 million in salary and related expenses as compared to the same period in fiscal 2010, partially offset by a decrease in performance based compensation of approximately $0.5 million.
     Selling and Marketing. Selling and marketing expenses consisted primarily of salaries, commissions, and related expenses for personnel engaged in the marketing and sales of our products, as well as trade shows, product literature, promotional support costs, and other advertising related costs. Sales and marketing expenses were as follows (in thousands):

Selling and Marketing
Three Months Ended	Percentage of	Three Months Ended	Percentage of	Increase/	Percentage
December 26, 2010	Net Revenues	December 27, 2009	Net Revenues	(Decrease)	Points Change

$14,226	12%	$15,760	15%	$(1,534)	(3)%
     Selling and marketing expenses for the three months ended December 26, 2010 compared to the three months ended December 27, 2009 decreased approximately $1.5 million, or 10%. Approximately $1.2 million and $0.9 million of share-based compensation expense were included in selling and marketing costs for the three months ended December 26, 2010 and December 27, 2009, respectively. Selling and marketing headcount increased to 135 at December 26, 2010 from 121 at December 27, 2009. The increase in headcount resulted in a net increase of approximately $0.6 million in salary and related expenses as compared to the same period in fiscal 2010. The decrease in selling and marketing expenses during the three months ended December 26, 2010 was primarily due to a decrease in performance based compensation of approximately $1.9 million and a decrease in outside services and advertising expenses of approximately $0.5 million. We will continue to closely manage and target advertising, market promotions, and heighten brand awareness of our new and existing products in an effort to provide overall revenue growth.
     General and Administrative. Ongoing general and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees, and other corporate expenses. General and administrative expenses were as follows (in thousands):

General and Administrative
Three Months Ended	Percentage of	Three Months Ended	Percentage of	Increase/	Percentage
December 26, 2010	Net Revenues	December 27, 2009	Net Revenues	(Decrease)	Points Change

$13,663	12%	$11,896	11%	$1,767	1%
     General and administrative expenses for the three months ended December 26, 2010 compared to the three months ended December 27, 2009 increased approximately $1.8 million, or 15%. Approximately $3.6 million and $1.2 million of share-based compensation expense were included in general and administrative costs for the three months ended December 26, 2010 and December 27, 2009, respectively, with approximately $2.0 million in the three months ended December 26, 2010 being related to the ServerEngines acquisition. General and administrative headcount increased to 140 at December 26, 2010 from 128 at December 27, 2009. The increase in headcount resulted in a net increase of approximately $0.4 million in salary and related expenses as compared to the same period in fiscal 2010, fully offset by a decrease of approximately $0.6 million in performance based compensation. The remaining change was primarily due to a decrease in litigation costs.
     Amortization of Other Intangible Assets. Amortization of other intangible assets consisted of amortization of intangible assets such as patents, customer relationships, tradenames with estimable lives, covenants not to compete, and backlog. Amortization expense was as follows (in thousands):

Amortization of Other Intangible Assets
Three Months Ended	Percentage of	Three Months Ended	Percentage of	Increase/	Percentage
December 26, 2010	Net Revenues	December 27, 2009	Net Revenues	(Decrease)	Points Change

$2,457	2%	$1,698	2%	$759	—
     Amortization of other intangible assets for the three months ended December 26, 2010 compared to the three months ended December 27, 2009 increased by approximately $0.8 million, or 45%. The increase was primarily due to amortization expense of intangible assets acquired from ServerEngines of approximately $0.6 million.
     Nonoperating (Expense) Income, net. Nonoperating (expense) income, net, consisted primarily of interest income, interest expense, and other non-operating income and expense items. Our nonoperating (expense) income, net, was as follows (in thousands):

Nonoperating (Expense) Income, net
Three Months Ended	Percentage of	Three Months Ended	Percentage of	Increase/	Percentage
December 26, 2010	Net Revenues	December 27, 2009	Net Revenues	(Decrease)	Points Change

$(34)	—	$(41)	—	$7	—%
     Our nonoperating (expense) income, net, for the three months ended December 26, 2010 did not change significantly compared to the three months ended December 27, 2009.
     Income Taxes. Income taxes were as follows (in thousands):

Income Taxes
Three Months Ended	Percentage of	Three Months Ended	Percentage of	Increase/	Percentage
December 26, 2010	Net Revenues	December 27, 2009	Net Revenues	(Decrease)	Points Change

$31,483	28%	$(3,233)	(3)%	$34,716	31%
     Income taxes for the three months ended December 26, 2010 compared to the three months ended December 27, 2009 increased approximately $34.7 million, or 1,074%. Our effective tax rate was approximately 380% for the three months ended December 26, 2010 compared to an effective tax benefit rate of approximately 57% for the three months ended December 27, 2009. During the three months ended December 26, 2010, one of our domestic entities entered into a platform contribution transaction with an international subsidiary to license the recently acquired

ServerEngines technology, resulting in an increase in U.S. income taxes of approximately $36.6 million, partially offset by a decrease in U.S. income taxes of approximately $3.4 million related to higher Federal research credits. The Federal research credits increased during the three months ended December 26, 2010 due to a retroactive extension of the Federal research credit in December 2010 as part of the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010. These tax items may not recur in future periods.
Six months ended December 26, 2010, compared to six months ended December 27, 2009
     Net Revenues. Net revenues for the six months ended December 26, 2010, increased by approximately $23.3 million, or 12%, to approximately $217.1 million compared to approximately $193.8 million for the six months ended December 27, 2009.
Net Revenues by Product Line
     Net revenues by product line were as follows:

	Net Revenues by Product Line
	Six Months		Six Months
	Ended	Percentage	Ended	Percentage
	December 27,	of Net	December 27,	of Net	Increase/	Percentage
(in thousands)	2010	Revenues	2009	Revenues	(Decrease)	Change

Host Server Products	$171,167	79%	$146,068	75%	$25,099	17%
Embedded Storage Products	45,801	21%	47,558	25%	(1,757)	(4)%
Other	127	—	191	—	(64)	(34)%

Total net revenues	$217,095	100%	$193,817	100%	$23,278	12%

     HSP primarily consists of HBAs, mezzanine cards, input/output (I/O) ASICs, and UCNAs. For the six months ended December 26, 2010, our Fibre Channel based products accounted for most of our HSP revenues. The increase in our HSP net revenue for the six months ended December 26, 2010 compared to the six months ended December 27, 2009 was mainly due to an increase of approximately 137% in units shipped partially offset by a decrease in average selling price of approximately 50%. The significant increase in units shipped and decrease in average selling price was primarily due to the inclusion of sales resulting from the acquisition of ServerEngines on August 25, 2010, which accounted for no revenues in the same period in the prior year and had a significantly lower average selling price compared to other Emulex products.
     ESP primarily consists of our InSpeed®, FibreSpy®, I/O controller solutions, and bridge and router products. The slight decrease in our ESP net revenue for the six months ended December 26, 2010 compared to the six months ended December 26, 2010 was primarily due to a decrease in average selling price of approximately 10%, partially offset by an increase in units shipped of approximately 8%. The decrease in average selling price and increase in units shipped is primarily due to the launch of certain new bridge products with lower average selling prices.
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

	Net Revenues by Major Customers
	Direct Revenues		Total Direct and Indirect Revenues (2)
	Six Months	Six Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 26,	December 27,	December 26,	December 27,
Net revenue percentage (1):	2010	2009	2010	2009

OEM:
EMC	—	—	10%	11%
Hewlett-Packard	17%	14%	19%	15%
IBM	25%	23%	35%	33%

(1)	Amounts less than 10% are not presented.

(2)	Customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.
     Direct sales to our top five customers accounted for approximately 63% of total net revenues for the six months ended December 26, 2010, compared to approximately 59% for the six months ended December 27, 2009. Direct and indirect sales to our top five customers accounted for approximately 77% of total net revenues for the six months ended December 26, 2010, compared to approximately 73% for the six months ended December 27, 2009. Our net revenues from customers can be significantly impacted by changes to our customers’ business and their business models.
Net Revenues by Sales Channel
     Net revenues by sales channel were as follows:

	Net Revenues by Sales Channel
	Six Months		Six Months
	Ended	Percentage	Ended	Percentage
	December 26,	of Net	December 27,	of Net	Increase/	Percentage
(in thousands)	2010	Revenues	2009	Revenues	(Decrease)	Change

OEM	$186,860	86%	$163,481	84%	$23,379	14%
Distribution	30,215	14%	30,203	16%	12	—
Other	20	—	133	—	(113)	(85)%

Total net revenues	$217,095	100%	$193,817	100%	$23,278	12%

     The increase in OEM net revenues for the six months ended December 26, 2010 compared to the six months ended December 27, 2009 was primarily due to an increase of approximately 22% in HSP revenues generated through our OEMs. Distribution net revenues for the six months ended December 26, 2010 did not change significantly compared to the six months ended December 27, 2009.
Net Revenues by Geographic Territory
     Our net revenues by geographic territory based on billed-to location were as follows:

	Net Revenues by Geographic Territory
	Six Months		Six Months
	Ended	Percentage	Ended	Percentage
	December 26,	of Net	December 27,	of Net	Increase/	Percentage
(in thousands)	2010	Revenues	2009	Revenues	(Decrease)	Change

Asia Pacific	$101,479	47%	$69,338	36%	$32,141	46%
United States	65,323	30%	60,090	31%	5,233	9%
Europe, Middle East, and Africa	46,717	21%	61,087	31%	(14,370)	(24)%
Rest of the world	3,576	2%	3,302	2%	274	8%

Total net revenues	$217,095	100%	$193,817	100%	$23,278	12%

     We believe the increase in Asia Pacific net revenues and decrease in Europe, Middle East, and Africa (EMEA) net revenues as a percentage of total net revenues for the six months ended December 26, 2010 compared to the six months ended December 27, 2009 was primarily due to our OEM customers migrating towards using contract manufacturers that are predominately located in Asia Pacific. The United States net revenues as a percentage of total net revenues essentially remained unchanged. However, as we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.
     Gross Profit. Gross profit consists of net revenues less cost of sales. Our gross profit was as follows (in thousands):

Gross Profit
Six Months Ended	Percentage of	Six Months Ended	Percentage of	Increase/	Percentage
December 26, 2010	Net Revenues	December 27, 2009	Net Revenues	(Decrease)	Points Change

$121,168	56%	$118,890	61%	$2,278	(5)%
     Cost of sales includes the cost of producing, supporting, and managing our supply of quality finished products. Cost of sales also included approximately $15.0 million and $9.5 million of amortization of technology intangible assets for the six months ended December 26, 2010 and December 27, 2009, respectively, with approximately $5.7 million in the six months ended December 26, 2010 being related to the ServerEngines acquisition. Approximately $0.9 million and $0.7 million of share-based compensation expense was included in cost of sales for the six months ended December 26, 2010 and December 27, 2009, respectively.
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

Engineering and Development
Six Months Ended	Percentage of	Six Months Ended	Percentage of	Increase/	Percentage
December 26, 2010	Net Revenues	December 27, 2009	Net Revenues	(Decrease)	Points Change

$79,932	37%	$63,079	33%	$16,853	4%
     Engineering and development expenses for the six months ended December 26, 2010 compared to the six months ended December 27, 2009 increased approximately $16.9 million, or 27%. Approximately $9.5 million and $3.7 million of share-based compensation expense were included in engineering and development costs for the six months ended December 26, 2010 and December 27, 2009, respectively, with approximately $5.3 million being related to the ServerEngines acquisition. Engineering and development headcount increased to 616 at December 26, 2010 from 450 at December 27, 2009 primarily due to the acquisition of ServerEngines. The increase in headcount resulted in a net increase of approximately $7.3 million in salary and related expenses as compared to the same period in fiscal 2010.
     Selling and Marketing. Selling and marketing expenses consisted primarily of salaries, commissions, and related expenses for personnel engaged in the marketing and sales of our products, as well as trade shows, product literature, promotional support costs, and other advertising related costs. Sales and marketing expenses were as follows (in thousands):

Selling and Marketing
Six Months Ended	Percentage of	Six Months Ended	Percentage of	Increase/	Percentage
December 26, 2010	Net Revenues	December 27, 2009	Net Revenues	(Decrease)	Points Change

$26,935	12%	$28,672	15%	$(1,737)	(3)%
     Selling and marketing expenses for the six months ended December 26, 2010 compared to the six months ended December 27, 2009 decreased approximately $1.7 million, or 6%. Approximately $2.3 million and $1.4 million of share-based compensation expense were included in selling and marketing costs for the six months ended December 26, 2010 and December 27, 2009, respectively. Selling and marketing headcount increased to 135 at December 26, 2010 from 121 at December 27, 2009. The increase in headcount resulted in a net increase of approximately $0.8 million in salary and related expenses as compared to the same period in fiscal 2010. The decrease in selling and marketing expenses during the six months ended December 26, 2010 was primarily due to a decrease in performance based compensation of approximately $2.6 million. We will continue to closely manage and target advertising, market promotions, and heighten brand awareness of our new and existing products in an effort to provide overall revenue growth.

     General and Administrative. Ongoing general and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees, and other corporate expenses. General and administrative expenses were as follows (in thousands):

General and Administrative
Six Months Ended	Percentage of	Six Months Ended	Percentage of	Increase/	Percentage
December 26, 2010	Net Revenues	December 27, 2009	Net Revenues	(Decrease)	Points Change

$31,282	15%	$24,175	12%	$7,107	2%
     General and administrative expenses for the six months ended December 26, 2010 compared to the six months ended December 27, 2009 increased approximately $7.1 million, or 29%. Approximately $11.3 million and $2.8 million of share-based compensation expense were included in general and administrative costs for the six months ended December 26, 2010 and December 27, 2009, respectively, with approximately $8.6 million in the six months ended December 26, 2010 being related to the ServerEngines acquisition. General and administrative headcount increased to 140 at December 26, 2010 from 128 at December 27, 2009. The increase in headcount resulted in a net increase of approximately $0.6 million in salary and related expenses as compared to the same period in fiscal 2010. The remaining change was primarily due to a decrease in performance based compensation of approximately $1.1 million.
Amortization of Other Intangible Assets. Amortization of other intangible assets consisted of amortization of intangible assets such as patents, customer relationships, tradenames with estimable lives, covenants not to compete, and backlog. Amortization expense was as follows (in thousands):

Amortization of Other Intangible Assets
Six Months Ended	Percentage of	Six Months Ended	Percentage of	Increase/	Percentage
December 26, 2010	Net Revenues	December 27, 2009	Net Revenues	(Decrease)	Points Change

$4,473	2%	$3,396	2%	$1,077	—
     Amortization of other intangible assets for the six months ended December 26, 2010 compared to the six months ended December 27, 2009 increased by approximately $1.1 million, or 32%. The increase was primarily due to intangible assets acquired from ServerEngines of approximately $0.8 million.
     Nonoperating (Expense) Income, net. Nonoperating (Expense) income, net, consisted primarily of interest income, interest expense, and other non-operating income and expense items. Our nonoperating (expense) income, net, was as follows (in thousands):

Nonoperating (Expense) Income, net
Six Months Ended	Percentage of	Six Months Ended	Percentage of	Increase/	Percentage
December 26, 2010	Net Revenues	December 27, 2009	Net Revenues	(Decrease)	Points Change

$(541)	—	$306	—	$(847)	—
     Our nonoperating (expense) income, net, for the six months ended December 26, 2010 compared to the six months ended December 27, 2009 decreased approximately $0.8 million, or 277%. The net decrease was primarily due to a charge recorded for the settlement of our notes receivable from ServerEngines in connection with the acquisition, as required by the authoritative guidance for business combinations, combined with a lower balance of investments and lower interest rates on investments.

Income Taxes. Income taxes were as follows (in thousands):

Income Taxes
Six Months Ended	Percentage of	Six Months Ended	Percentage of	Increase/	Percentage
December 26, 2010	Net Revenues	December 27, 2009	Net Revenues	(Decrease)	Points Change

$25,871	12%	$(12,906)	(7)%	$38,777	19%
Income taxes for the six months ended December 26, 2010 compared to the six months ended December 27, 2009 increased approximately $38.8 million, or 300%. Our effective tax rate was approximately 118% for the six months ended December 26, 2010 compared to an effective tax benefit rate of approximately 10,243% for the six months ended December 27, 2009. During the six months ended December 26, 2010, one of our domestic entities entered into a platform contribution transaction with an international subsidiary to license the recently acquired ServerEngines technology, resulting in an increase in U.S. income taxes of approximately $36.6 million. The remaining increase was primarily due to non-deductible stock-based compensation expense for contingent shares related to the ServerEngines acquisition of approximately $3.8 million combined with a decrease in tax benefits due to a non-recurring tax benefit in the prior year of approximately $4.0 million related to the stock option exchange program, partially offset by an increase of approximately $2.8 million in tax benefits from Federal research credits due to a retroactive extension of the Federal research credit in December 2010 as part of the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010. These tax items may not recur in future periods.
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
     Revenue Recognition. We generally recognize revenue at the time of shipment when title and risk of loss have passed, evidence of an arrangement has been obtained, pricing is fixed or determinable, and collectibility is reasonably assured (Basic Revenue Recognition Criteria). We make certain sales through two tier distribution channels and have various distribution agreements with selected distributors and Master Value Added Resellers (collectively, the Distributors). These distribution agreements may be terminated upon written notice by either party. Additionally, these Distributors are generally given privileges to return a portion of inventory and to participate in price protection and cooperative marketing programs. Therefore, we recognize revenue on our standard products sold to our Distributors based on data received from the Distributors and management’s estimates to approximate the point that these products have been resold by the Distributors. OEM-specific models sold to our Distributors are governed under the related OEM agreements rather than under these distribution agreements. We recognize revenue at the time of shipment for OEM specific products shipped to the Distributors when the Basic Revenue Recognition Criteria have been met. Additionally, we maintain accruals and allowances for price protection and various other marketing programs. We classify the costs of these incentive programs based on the benefit received, if applicable, as a reduction of revenue, a cost of sale, or an operating expense.
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
     Intangible Assets and Other Long-Lived Assets. Intangible assets resulting from acquisitions or licensing agreements are carried at cost less accumulated amortization and impairment charges, if any. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets, ranging from ten months to twelve years. Furthermore, we assess whether our long-lived assets, including intangible assets and equity investment in a privately-held company recorded under the cost method, should be tested for recoverability periodically and whenever events or circumstances indicate that their carrying value may not be recoverable. The amount of impairment, if any, is measured based on fair value, which is determined using projected discounted future operating cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.
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
     Goodwill. Goodwill is not amortized, but instead is tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that goodwill might be impaired. Management considers our business as a whole to be its reporting unit for purposes of testing for impairment. This impairment test is performed annually during the fourth fiscal quarter. As of December 26, 2010, the fair value of the reporting unit substantially exceeded its carrying value.
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
     A preliminary purchase price allocation was recorded during the six months ended December 26, 2010 related to the ServerEngines acquisition that was completed on August 25, 2010, adding approximately $76.9 million to goodwill. We will continue to monitor for potential indicators of impairment.
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
Recently Issued Accounting Standards
     See Note 1 in the accompanying notes to consolidated financial statements for a description of the recently issued accounting standards.
Liquidity and Capital Resources
     At December 26, 2010, we had approximately $217.9 million in working capital and approximately $178.6 million in cash and cash equivalents and current investments. At June 27, 2010, we had approximately $357.1 million in working capital and approximately $294.8 million in cash and cash equivalents and current investments. We maintain an investment portfolio of various security holdings, types, and maturities. We invest in instruments that meet credit quality standards in accordance with our investment guidelines. We limit our exposure to any one issuer or type of investment with the exception of U.S. Government issued or U.S. Government sponsored entity securities. Our investments consisted mostly of term deposits, fixed income securities and corporate bonds as of December 26, 2010 and we did not hold any auction rate securities or direct investments in mortgage-backed securities. We have primarily funded our cash needs from continuing operations. As part of our global initiatives, we currently plan to continue our strategic investment in research and development, sales and marketing, capital equipment, and facilities. We may also consider internal and external investment opportunities in order to achieve our growth and market leadership goals, including licensing and joint-development agreements with our suppliers, customers, and other third parties.
     In early August 2008, our Board of Directors authorized a plan to repurchase up to $100.0 million of our outstanding common stock. In April 2009, upon receipt of an unsolicited takeover proposal and related tender offer of Broadcom Corporation to acquire us, our Board of Directors elected to temporarily suspend any activity under the share repurchase plan. In light of Broadcom allowing its tender offer to expire on July 14, 2009, Emulex’s Board of Directors elected to reactivate the $100.0 million share repurchase plan effective July 15, 2009. As of December 26, 2010, the Company has repurchased 6.1 million shares of its common stock for an aggregate purchase price of approximately $58.3 million or an average of $9.55 per share under this plan, of which approximately 4.1 million shares for an aggregate purchase price of approximately $40.1 million or an average of $9.76 was purchased during the six months ended December 26, 2010.
     We believe that our existing cash and cash equivalents, current investments, and anticipated cash flows from operating activities will be sufficient to support our working capital needs and capital expenditure requirements for at least the next 12 months. We currently do not have any outstanding lines of credit or other borrowings.
     Cash provided by operating activities during the six months ended December 26, 2010 was approximately $17.0 million compared to approximately $19.8 million during the six months ended December 27, 2009. The current period cash provided by operating activities was primarily due to a net loss of approximately $47.9 million before adjustments for share-based compensation expense of approximately $24.0 million, amortization of intangible assets of approximately $19.4 million and depreciation and amortization of approximately $10.6 million. The remaining increase in cash was primarily due to an increase in income taxes payable of approximately $27.6 million and an increase in prepaid expenses and other assets of approximately $5.0 million, partially offset by a decrease in accounts and other receivables of approximately $12.2 million, an increase in deferred income taxes of approximately $5.6 million, and a decrease in accounts payable, accrued and other liabilities of approximately $3.1 million.
     Cash used in investing activities during the six months ended December 26, 2010 was approximately $29.8 million compared to approximately $42.4 million during the six months ended December 27, 2009. The current period usage of cash was primarily due to payments to the shareholders of ServerEngines in connection with the acquisition of approximately $53.1 million, net of cash acquired, purchases of property and equipment of approximately $9.0 million, payment pursuant to a licensing arrangement with a third party of approximately $4.0 million, partially offset by maturities of investments that were not reinvested.
     Cash used in financing activities for the six months ended December 26, 2010 was approximately $67.3 million compared to approximately $18.8 million for the six months ended December 27, 2009. The current period usage of cash was primarily due to the purchase of treasury stock of approximately $40.1 million and the retirement of debt to the founders of ServerEngines in connection with the acquisition of approximately $26.9 million.
     We have disclosed outstanding legal proceedings in Note 9 to our condensed consolidated financial statements. Although we cannot be certain of the outcome of any litigation, we currently believe the final resolution of outstanding litigation will not have a material adverse effect on the Company’s liquidity or capital resources.
     The following summarizes our contractual obligations as of December 26, 2010, and the effect such obligations are expected to have on our liquidity in future periods. The estimated payments reflected in this table are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those reflected in the table.

	Payments Due by Period
	(in thousands)
		Remaining
	Total	2011	2012	2013	2014	2015	Thereafter

Leases (1)	$10,643	$3,487	$4,869	$2,150	$137	$—	$—
Purchase commitments	55,542	55,542	—	—	—	—	—
Other commitments (2)	15,540	13,228	2,311	1	—	—	—

Total	$81,725	$72,257	$7,180	$2,151	$137	$—	$—

(1)	Lease payments include common area maintenance (CAM) charges.

(2)	Consists primarily of commitments for professional services of approximately $6.5 million and non-recurring engineering services of approximately $6.4 million but excludes approximately $36.1 million of liabilities for uncertain tax positions for which we cannot make a reasonably reliable estimate of the period of payment.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
     Our cash and cash equivalents are not subject to significant interest rate risk due to their short terms to maturity. As of December 26, 2010, the carrying value of our cash and cash equivalents approximated fair value.
     As of December 26, 2010, our investment portfolio of approximately $9.8 million consisted primarily of term deposits, fixed income securities, and corporate bonds. We have the positive intent and ability to hold these securities to maturity. We did not hold any auction rate securities or direct investments in mortgage-backed securities as of December 26, 2010.
     The fair market value of our investment portfolio is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of December 26, 2010, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows. However, if interest rates decreased and securities within our portfolio were re-invested in securities with lower interest rates, interest income would decrease in the future.
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
     There were no changes in our internal control over financial reporting that occurred during the three months ended December 26, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Litigation
     On November 15, 2001, prior to the Company’s acquisition of Vixel Corporation, a securities class action was filed in the United States District Court in the Southern District of New York as Case No. 01 CIV. 10053 (SAS), Master File No. 21 MC92 (SAS) against Vixel and two of its officers and directors (one of which is James M. McCluney, the Company’s current Chief Executive Officer) and certain underwriters who participated in the Vixel initial public offering in late 1999. The amended complaint alleged violations under Section 10(b) of the Exchange Act and Section 11 of the Securities Act and sought unspecified damages on behalf of persons who purchased Vixel stock during the period October 1, 1999 through December 6, 2000. On April 2, 2009, the parties signed a Stipulation and Agreement of Settlement (the 2009 Settlement) to the District Court for preliminary approval. The District Court granted the plaintiffs’ motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement “fairness” hearing was held on September 10, 2009. On October 6, 2009, the District Court entered an opinion granting final approval to the settlement and directing that the Clerk of the District Court close these actions. The 2009 Settlement provides for a settlement amount of $586 million, and Emulex has no obligation to pay any part of that amount. Notices of appeal of the opinion granting final approval were originally filed by six groups of appellants, four of whom have settled with the plaintiffs.
     On January 27, 2009, a patent infringement lawsuit was filed in the United States District Court in the Central District of California as Case No. CV09-00605 R (JWJx) against Emulex by Microprocessor Enhancement Corporation and Michael H. Branigin. The complaint alleges infringement of U.S. Patent No. 5,471,593, and seeks a judgment for damages, injunctive relief, and an award of attorneys’ fees and costs. On March 25, 2009, Emulex filed an answer to the complaint denying allegations and asserting affirmative defenses. Emulex joined a summary judgment motion by Texas Instruments in a related lawsuit. On July 1, 2010, the Court granted summary judgment of noninfringement to Emulex based on prosecution history estoppel of the patent, and the Court subsequently entered final judgment in favor of Emulex on July 13, 2010. MEC filed a notice of appeal of the final judgment to the United States Court of Appeals for the Federal Circuit on August 9, 2010. Emulex was told that a settlement was reached between the plaintiffs and ARM Ltd. (the original supplier of the alleged infringing product), the terms of which are not known by Emulex. A dismissal of the action was filed with the court on about December 8, 2010.
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
     On May 26, 2010, Broadcom Corporation filed a separate patent infringement lawsuit against the Company in the United States District Court in the Central District of California. The 2010 lawsuit asserts that certain Emulex products are infringing on a Broadcom patent covering certain data and storage networking technologies. Broadcom seeks a judgment for damages, injunctive relief, and an award of attorneys’ fees and costs. On June 30, 2010, the Judge stated that the 2009 and 2010 patent cases would be consolidated into a single lawsuit. On October 14, 2010, the Court issued an order on the parties’ joint stipulation dismissing three patents from the case. On November 1, 2010, the Court issued an order allowing Broadcom to make infringement assertions against additional Emulex products. In a Court ruling dated December 17, 2010, there are interpretations of certain terms contained in the claims of the patents being asserted by Broadcom. The status of this matter does not allow management of the Company to determine whether a loss will occur or estimate the range of such a loss. Accordingly, management has determined that a potential loss is not probable and no amount has been accrued.
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
     Broadcom has filed a consolidated patent infringement suit against us, which currently alleges that we are infringing nine Broadcom patents covering certain data and storage networking technologies. Ongoing lawsuits, such as the action brought by Broadcom, present inherent risks, any of which could have a material adverse effect on our business, financial condition, or results of operations. Such potential risks include continuing expenses of litigation, risk of loss of patent rights and/or monetary damages, risk of injunction against the sale of products incorporating the technology in question, counterclaims, attorneys’ fees, and diversion of management’s attention from other business matters. See “Legal Proceedings” in Item 1, Part I of this Form 10-Q.
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
     We rely almost exclusively on OEMs and sales through distribution channels for our revenue. For the three and six months ended December 26, 2010, respectively, we derived approximately 88% and 86% of our net revenues from sales to OEM customers and approximately 12% and 14% from sales through distribution. Furthermore, as some of our sales through distribution channels consist of OEM products, OEM customers effectively generated approximately 93% and 92% of our revenue for the three and six months ended December 26, 2010. Moreover, direct sales to our top five customers accounted for approximately 68% and 63% of our net revenues for the three and six months ended December 26, 2010, respectively. Direct and indirect sales to our top five customers (including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties) accounted for approximately 80% and 77% of our net revenues for the three and six months ended December 26, 2010, respectively. If we are unable to retain our current OEM and distributor customers or to recruit additional or replacement customers, our business, results of operations, and financial condition could be materially adversely affected.
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
     Although most of our revenues have historically been derived from products based on fibre channel technology, we expect to continue to grow our business of offering converged networking solutions following our recent acquisition of ServerEngines. We believe that our fibre channel products and our converged networking solutions will, at least initially, have similar customers and other marketing requirements that should produce certain synergies and cost savings as we expand our converged network solutions business. However, if the expansion of our converged networking solutions business does not produce the synergies and cost savings with our core fibre channel business that we anticipate, our marketing and other business expenses relating to our converged network solutions business could be greater than anticipated and our financial condition could be adversely affected.
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
     Our EMS providers procure and manage most of the components used in our board or box level products; therefore, we face third party risks associated with ensuring product availability. Further, an adverse inventory management control issue by one or more of our third party suppliers could have a material adverse effect on our business, results of operations, and financial condition. We also purchase ASIC components from sole source suppliers, including LSI Corporation, Marvell Technology Group Ltd., Intel Corporation, Renenas Electronics America Inc., and Toshiba Corporation, who in turn rely on a limited number of their suppliers to manufacture ASICs, all of which create risks in assuring such component availability.
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
     We have entered into Key Employee Retention Agreements with four of our current executive officers, and adopted a Change in Control Retention Plan, in which currently an additional 29 key employees participate. The participants of these retention arrangements may be entitled to severance payments and benefits, based on a period of between twelve months and two years, upon a termination of their employment by us without cause or by them for good reason in connection with a change of control of our company (each as defined in the applicable agreement or plan). These retention arrangements may not be adequate to allow us to retain critical employees during a time when a change in control is being proposed or is imminent.
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
     For the three and six months ended December 26, 2010, respectively, sales in the United States accounted for approximately 28% and 30% of our total net revenues, sales in Asia Pacific accounted for approximately 51% and 47% of our total net revenues, sales in Europe, Middle East, and Africa accounted for approximately 19% and 21% of our total revenue, and sales in the rest of the world accounted for approximately 2% of our total net revenues based on billed-to address. We expect that our sales will continue to increase outside of the United States as our customers are migrating towards using contract manufacturers located internationally, predominantly in Asia Pacific. However, because we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our sales may not be reflective of the geographic mix of end-user demand or installations. All of our sales are currently denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. In addition, an increasing amount of our expenses will be incurred in currencies other than U.S. dollars and as a result, we will be required from time to time to convert currencies to meet our obligations. Additionally, our suppliers are increasingly located outside of the U.S., and a significant portion of our products is produced at our EMS providers’ production facilities in Thailand and Malaysia. Furthermore, in connection with the reorganization of our international subsidiaries, we established a company in Ireland, and a significant portion of our sales and operations will now also occur in countries outside of the U.S. As a result, we are subject to the risks inherent in international operations. Our international business activities could be affected, limited or disrupted by a variety of factors, including, but not limited to:
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
     The stock market in general and the stock prices in technology based companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. For example, during calendar year 2010 through December 26, 2010, the closing sales price of our common stock ranged from a low of $8.30 per share to a high of $14.28 per share. Factors that could have a significant impact on the market price of our stock include, but are not limited to, the following:
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

     Provisions of our certificate of incorporation and Delaware General Corporation Law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. In addition, although we do not currently maintain a shareholders rights plan, we have maintained such a plan in the past and it is possible that we may adopt a shareholders rights plan in the future should general business, market and other conditions, opportunities and risks arise. The provisions of our certificate of incorporation, Delaware law, and any shareholders rights plan are generally intended to encourage potential acquirers to negotiate with us and allow our board of directors the opportunity to consider alternative proposals in the interest of maximizing shareholder value. However, such provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In early August 2008, our Board of Directors authorized a plan to repurchase up to $100.0 million of our outstanding common stock. In April 2009, upon receipt of an unsolicited takeover proposal and related tender offer from Broadcom Corporation to acquire us, our Board of Directors elected to temporarily suspend any activity under the share repurchase plan. In light of Broadcom allowing its tender offer to expire on July 14, 2009, Emulex’s Board of Directors elected to reactivate the $100.0 million share repurchase plan effective July 15, 2009. Through December 26, 2010, the Company has repurchased approximately 6.1 million shares of its common stock for an aggregate purchase price of approximately $58.3 million or an average of $9.55 per share under this plan. We may repurchase shares from time-to-time in open market purchases or privately negotiated transactions. The share repurchases will be financed by available cash balances and cash from operations.
Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
	Total Number	Average	Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased under the
Period	Purchased	per Share	Or Programs	Plans or Programs
September 27, 2010 — October 24, 2010	—	—	—	$41,678,152
October 25, 2010 — November 21, 2010	—	—	—	$41,678,152
November 22, 2010 — December 26, 2010	—	—	—	$41,678,152

Total	—	—	—	$41,678,152

Sales of Unregistered Securities
There were no sales of unregistered securities for the three months ended December 26, 2010.

Item 6. Exhibits

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit 3.3	Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 2, 2009).

Exhibit 3.4	Amended and Restated Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of Emulex Corporation, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 16, 2009.

Exhibit 10.1	Emulex Corporation 2005 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on October 12, 2010 with respect to the 2010 Annual Meeting of stockholders).

Exhibit 10.2	Emulex Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on October 12, 2010 with respect to the 2010 Annual Meeting of stockholders).

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1	Corporate Governance Guidelines, dated December 24, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: February 3, 2011

EMULEX CORPORATION
By:	/s/ James M. McCluney
James M. McCluney
Chief Executive Officer

By:	/s/ Michael J. Rockenbach
Michael J. Rockenbach
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit 3.3	Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 2, 2009).

Exhibit 3.4	Amended and Restated Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of Emulex Corporation, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 16, 2009.

Exhibit 10.1	Emulex Corporation 2005 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on October 12, 2010 with respect to the 2010 Annual Meeting of Stockholders).

Exhibit 10.2	Emulex Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to appendix B to the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on October 12, 2010 with respect to the 2010 Annual Meeting of Stockholders).

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1	Corporate Governance Guidelines, dated December 24, 2010.