Form 10-Q
period 2011-03-27
EMULEX CORP /DE/
filed 2011-05-04
CIK 350917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 27, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 25, 2011, the registrant had 87,756,047 shares of common stock outstanding.

EMULEX CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	March 27,	June 27,
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$174,847	$248,813
Investments	7,962	45,990
Accounts and other receivables, net of allowance for doubtful accounts of $1,732 and $1,653 at March 27, 2011 and June 27, 2010, respectively	69,645	59,479
Inventories	17,896	13,465
Prepaid income taxes	7,405	17,563
Prepaid expenses and other current assets	7,926	12,799
Deferred income taxes	21,896	19,442

Total current assets	307,577	417,551
Property and equipment, net	65,703	63,482
Goodwill	179,497	93,835
Intangible assets, net	146,356	44,497
Deferred income taxes	4,115	27,658
Other assets	4,910	42,427

Total assets	$708,158	$689,450

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$33,168	$31,377
Accrued liabilities	41,278	29,053

Total current liabilities	74,446	60,430
Other liabilities	3,575	4,287
Accrued taxes	35,416	33,551

Total liabilities	113,437	98,268

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	—	—
Common stock, $0.10 par value; 240,000,000 shares authorized; 102,088,243 and 91,217,793 issued at March 27, 2011 and June 27, 2010, respectively	10,209	9,122
Additional paid-in capital	1,233,161	1,123,365
Accumulated deficit	(440,039)	(372,450)
Accumulated comprehensive loss	(288)	(615)
Treasury stock, at cost; 14,656,242 and 10,550,971 shares at March 27, 2011 and June 27, 2010, respectively	(208,322)	(168,240)

Total stockholders’ equity	594,721	591,182

Total liabilities and stockholders’ equity	$708,158	$689,450

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
	2011	2010	2011	2010
Net revenues	$112,082	$102,204	$329,177	$296,021
Cost of sales	50,575	37,784	147,899	112,711

Gross profit	61,507	64,420	181,278	183,310

Operating expenses:
Engineering and development	42,660	31,338	122,592	94,417
Selling and marketing	15,346	13,743	42,281	42,415
General and administrative	12,106	12,099	43,388	36,274
Amortization of other intangible assets	2,231	1,698	7,013	5,094
In-process research and development impairment	6,000	—	6,000	—

Total operating expenses	78,343	58,878	221,274	178,200

Operating (loss) income	(16,836)	5,542	(39,996)	5,110

Nonoperating (expense) income, net:
Interest income	19	1	61	213
Interest expense	13	(1)	(372)	(5)
Impairment of strategic investment	(9,184)	—	(9,184)	—
Other expense, net	(101)	(166)	(299)	(68)

Total nonoperating (expense) income, net	(9,253)	(166)	(9,794)	140

(Loss) income before income taxes	(26,089)	5,376	(49,790)	5,250

Income tax (benefit) provision	(7,448)	(7,933)	17,799	(20,839)

Net (loss) income	$(18,641)	$13,309	$(67,589)	$26,089

Net (loss) income per share:
Basic	$(0.21)	$0.16	$(0.79)	$0.32

Diluted	$(0.21)	$0.16	$(0.79)	$0.32

Number of shares used in per share computations:
Basic	87,278	80,156	85,416	79,960

Diluted	87,278	81,535	85,416	81,076

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended
	March 27,	March 28,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(67,589)	$26,089
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	15,874	15,740
Share-based compensation expense	31,391	13,210
Amortization of intangible assets	31,607	19,270
Impairment of strategic investment	9,184	—
In-process research and development impairment	6,000	—
Provision for losses on accounts and other receivables	80	106
Accrued interest income, net	25	32
Loss on disposal of property and equipment	206	719
Deferred income taxes	(837)	(13,594)
Excess tax benefit from share-based compensation	(893)	(583)
Foreign currency adjustments	608	(10)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts and other receivables	(6,849)	(11,632)
Inventories	(3,871)	(6,147)
Prepaid expenses and other assets	12,539	(7,382)
Accounts payable, accrued liabilities, and other liabilities	(8,948)	7,866
Accrued taxes	(1,075)	(1,418)
Income taxes payable and prepaid income taxes	10,137	(484)

Net cash provided by operating activities	27,589	41,782

Cash flows from investing activities:
Net proceeds from sale of property and equipment	89	214
Purchases of property and equipment	(16,049)	(7,205)
Purchases of intangible assets	(4,000)	(20,000)
Payments for the purchase of ServerEngines Corporation, net of cash acquired	(53,068)	—
Investment in and loans to privately-held companies	(1,000)	(11,000)
Cash received from escrow for prior business acquisition	1,000	—
Purchases of investments	(45,876)	(57,934)
Maturities of investments	83,879	31,894

Net cash used in investing activities	(35,025)	(64,031)

Cash flows from financing activities:
Repurchase of common stock	(40,082)	(18,240)
Tax withholding payments reimbursed by common stock	(5,241)	(4,071)
Repayment of debt to the Founders of ServerEngines Corporation	(26,897)	—
Proceeds from issuance of common stock under stock plans	4,559	3,213
Excess tax benefit from share-based compensation expense	893	583

Net cash used in financing activities	(66,768)	(18,515)

Effect of exchange rates on cash and cash equivalents	238	(203)

Net decrease in cash and cash equivalents	(73,966)	(40,967)
Cash and cash equivalents at beginning of period	248,813	294,136

Cash and cash equivalents at end of period	$174,847	$253,169

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Basis of Presentation
     In the opinion of management of Emulex Corporation (Emulex or the Company), the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows. Interim results for the three and nine months ended March 27, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending July 3, 2011. The accompanying condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2010. The preparation of the condensed consolidated financial statements requires the use of estimates and actual results could differ materially from management’s estimates.
     The Company has a 52 to 53 week fiscal year that ends on the Sunday nearest to June 30. Accordingly, every fifth or sixth fiscal year will be a 53-week fiscal year. Fiscal year 2011 is a 53-week fiscal year.
   Supplemental Cash Flow Information

	Nine Months Ended
	March 27,	March 28,
	2011	2010
	(in thousands)
Cash paid during the period for:
Interest	$16	$5
Income taxes	$7,856	$3,865

Non-cash activities:
Purchases of property and equipment not paid, net	$1,335	$792
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
     The Company has preliminarily allocated the purchase price of the acquired company to the net tangible assets and intangible assets acquired based upon their estimated fair values. Acquisition-related transaction costs and acquisition-related restructuring charges are not included as components of consideration transferred but have been accounted for as expenses in the period in which the costs are incurred. Total merger-related transaction costs incurred by the Company were approximately $3.1 million, of which $2.0 million was incurred and recorded in general and administrative expenses in the year ended June 27, 2010, and $1.1 million was incurred and recorded in general and administrative expenses during the nine months ended March 27, 2011.
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
     The contingent consideration relates to 4.0 million shares that are issuable upon achievement of two post-closing milestones. Approximately 2.5 million shares are tied to the employment of certain recipients, and are therefore accounted for as stock-based compensation over the service period. The Company has recognized approximately $10.6 million during the three months ended September 26, 2010, $3.2 million during the three months ended December 26, 2010, and $1.4 million during the three months ended March 27, 2011, and $15.2 million during the nine months ended March 27, 2011 and expects to recognize approximately another $6.9 million of stock based compensation expense through fiscal 2012 related to the employment based contingent shares. The first post-closing milestone was met during the quarter ended December 26, 2010.
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

(in thousands)
Current assets, including cash acquired of $1,725	$12,162
Current deferred tax asset	4,248
Property and equipment	1,378
Other noncurrent assets	234
Intangible assets	135,310
Goodwill	85,662

Total assets acquired	238,994

Current liabilities	(72,073)
Noncurrent deferred tax liability	(29,181)
Accrued taxes	(2,486)

Total liabilities assumed	(103,740)

Acceleration of ServerEngines restricted stock included in stock based compensation expense	48
Settlement of pre-existing contractual agreement included in interest expense	353

Total acquisition related charges	401

Total preliminary estimated purchase price allocation	$135,655

     The current liabilities assumed of approximately $72.1 million included approximately $26.9 million due to the founders of ServerEngines and approximately $24.5 million due to Emulex. These amounts were settled in conjunction with the acquisition. During the nine months ended March 27, 2011, the Company recognized approximately $0.4 million in interest expense for the amount by which the loan due from ServerEngines was unfavorable from the Company's perspective compared to the current market terms.
     The intangible assets acquired of approximately $135.3 million were preliminary determined, in accordance with the authoritative guidance for business combinations, based on the estimated fair values using valuation techniques consistent with the market approach and income approach to measure fair value. The remaining useful lives were estimated based on the underlying agreements or the future economic benefit expected to be received from the assets. Of the approximately $135.3 million which was preliminarily assigned to acquired intangible assets, approximately $127.2 million was assigned to developed technology, approximately $2.4 million was assigned to in-process research and development, approximately $1.7 million was assigned to a tradename, approximately $1.6 million was assigned to backlog, approximately $1.9 million was assigned to customer relationships, and approximately $0.5 million was assigned to covenants not to compete.
     Intangible assets with identifiable lives are being amortized on a straight-line basis from the acquisition date over their estimated useful lives as follows:

Developed technology	6 - 10 years
Customer relationships	2 years
Covenants not to compete	2.5 years
Tradename	10 years
Backlog	10 months
Weighted-average amortization period	6 years
     The goodwill recognized is not expected to be deductible for income tax purposes.
     The acquisition has been included in the condensed consolidated statements of operations of the Company since the date of acquisition. Since the acquisition date, the Company recorded approximately $9.8 million in revenue with respect to the ServerEngines business in the Company’s condensed consolidated statements of operations.
     Following is the summarized pro forma combined results of operations for the three and nine months ended March 27, 2011 and March 28, 2010, assuming the acquisition had taken place at the beginning of each fiscal year. The pro forma combined results of operations for the three months ended March 27, 2011, was prepared based upon the statement of operations of Emulex for the three months ended March 27, 2011, as all operating results of ServerEngines were included in the statement of operations of Emulex since the acquisition date of August 25, 2010. The pro forma combined results of operations for the three months ended March 28, 2010, was prepared based upon the statement of operations of Emulex for the three months ended March 28, 2010, combined with the statement of operations of ServerEngines for the period from January 1, 2010 to March 31, 2010. The pro forma combined results of operations for the nine months ended March 27, 2011, was prepared based upon the statement of operations of Emulex for the nine months ended March 27, 2011 combined with the statement of operations of ServerEngines for period from July 1, 2010 to August 25, 2010 as all operating results of ServerEngines were included in the statement of operations of Emulex since the acquisition date of August 25, 2010. The pro forma combined results of operations for the nine months ended March 28, 2010, was prepared based upon the statement of operations of Emulex for the nine months ended March 28, 2010 combined with the statement of operations of ServerEngines for the period from July 1, 2009 to March 31, 2010.
     The pro forma information includes adjustments to reflect the amortization and depreciation of intangible and tangible assets acquired, incremental stock-based compensation expense resulting from retention stock options granted to ServerEngines employees, reductions to interest expense for the settlement of ServerEngines debt in connection with the acquisition, elimination of the historical revenues and cost of goods sold between the Company and ServerEngines, and the related estimated tax effects of these adjustments as well as an adjustment to shares outstanding for shares issued for the acquisition. The pro forma results exclude transaction costs of approximately $1.1 million for the nine months ended March 27, 2011 and stock based compensation related to the contingent shares which is tied to the employment of certain recipients of approximately $1.4 million and $15.2 million recognized in the Company’s statement of operations for the three and nine months ended March 27, 2011, respectively, as these charges are not expected to have a continuing impact on the statements of operations of the combined entity. The Company expects to recognize additional stock based compensation charges of approximately $6.9 million through fiscal 2012 related to the stock based compensation charges for the contingent shares tied to the employment of certain recipients.
     The pro forma results are not necessarily indicative of the future results or results that would have been reported had the acquisition taken place when assumed.

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net revenues	$112,082	$107,402	$331,069	$312,218

Net (loss) income	$(17,242)	$6,324	$(57,768)	$2,129

Net (loss) income per basic share	$(0.20)	$0.07	$(0.66)	$0.02

Net (loss) income per diluted share	$(0.20)	$0.07	$(0.66)	$0.02

    Acquisition in Fiscal 2010
     In May 2010, the Company purchased a business from a privately-held company in the storage networking industry. Total consideration was approximately $13.0 million consisting of cash, cancellation of loans receivable, and a partial return of the Company’s equity investment in the privately-held company. The transaction was accounted for as a business acquisition. The purchase consideration was allocated to the tangible and intangible assets acquired, including IPR&D, based on their estimated fair values. The Company recorded approximately $6.0 million of IPR&D, $0.9 million of fixed assets and approximately $6.1 million in goodwill as of June 27, 2010. During the first quarter ended September 26, 2010, the Company obtained further information on the valuation of the acquired fixed assets and in accordance with the authoritative guidance for business combinations, retroactively recorded a purchase price adjustment to write down the fixed assets and adjust goodwill of approximately $0.9 million as of June 27, 2010. During the three months ended December 26, 2010, the Company received $1.0 million from escrow for standard representations and warranties not met and adjusted preliminary consideration and goodwill retrospectively as of June 27, 2010. The purchase price allocation was final as of December 26, 2010. Pro forma results of operations have not been presented as the acquisition was not material to the Company’s consolidated financial statements. During the three months ended March 27, 2011, the business climate for the product associated with this IPR&D deteriorated significantly as the technology was no longer expected to be designed into customer products and was determined to be other than temporary and thus, the entire amount of the IPR&D of approximately $6.0 million was impaired during the three months ended March 27, 2011. See Note 6.
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

Level 1 —	Quoted prices in active markets for identical assets or liabilities;

Level 2 —	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
     Financial instruments measured at fair value on a recurring basis as of March 27, 2011 and June 27, 2010 are as follows:

	Level 1	Level 2	Level 3	Total
		(in thousands)
March 27, 2011
Cash and cash equivalents	$174,847	$—	$—	$174,847
Term deposits	2,740	—	—	2,740
U.S. Government securities	2,251	—	—	2,251
U.S. Government sponsored entity securities	1,365	—	—	1,365
Corporate bonds	1,606	—	—	1,606

	$182,809	$—	$—	$182,809

June 27, 2010
Cash and cash equivalents	$248,813	$—	$—	$248,813
Municipal bonds	101	—	—	101
Term deposits	3,237	—	—	3,237
U.S. Government securities	23,008	—	—	23,008
U.S. Government sponsored entity securities	19,648	—	—	19,648

	$294,807	$—	$—	$294,807

     During the three months ended March 27, 2011, an impairment charge of approximately $9.2 million was recorded to write down the carrying value of the Company’s equity investment in a privately held company, which was recorded in other assets (see Note 7), to its estimated fair value. The business climate of the privately-held company deteriorated significantly as the technology was no longer expected to be designed into customer products and was determined to be other than temporary and thus, the fair value of the privately-held company was deemed to be zero. The fair value was estimated based on the income approach, using “Level 3” inputs requiring the use of inputs that are both unobservable and significant to the fair value measurements. The impairment charge was recorded in nonoperating (expense) income, net in the accompanying consolidated statements of operations.
     The Company’s other financial instruments consist primarily of a note receivable of approximately $1.0 million. The fair value of the Company’s note receivable is based on management judgment using market-based interest rates and is believed to approximate fair value. Subsequent to the quarter ended March 27, 2011, the loan was settled.
4. Investments
     The Company’s portfolio of held-to-maturity investments consists of the following:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
		(in thousands)
March 27, 2011
Term deposits	$2,740	$—	$—	$2,740
U.S. Government securities	2,251	—	—	2,251
U.S. Government sponsored entity securities	1,366	—	(1)	1,365
Corporate bonds	1,605	1	—	1,606

	$7,962	$1	$(1)	$7,962

June 27, 2010
Municipal bonds	$101	$—	$—	$101
Term deposits	3,238	—	(1)	3,237
U.S. Government securities	23,006	2	—	23,008
U.S. Government sponsored entity securities	19,645	3	—	19,648

	$45,990	$5	$(1)	$45,994

     Investments at March 27, 2011 and June 27, 2010 were classified as short-term investments due to the investments having maturity dates of less than one year.
5. Inventories
     Inventories are summarized as follows:

	March 27,	June 27,
	2011	2010
	(in thousands)
Raw materials	$4,677	$2,717
Finished goods	13,219	10,748

	$17,896	$13,465

6. Goodwill and Intangible Assets, net
     The activity in goodwill during the nine months ended March 27, 2011 is as follows:

Carrying
Amount
(in thousands)
Goodwill, as of June 27, 2010 (a)	$93,835
Goodwill from ServerEngines acquisition during the period	85,662

Goodwill, as of March 27, 2011	$179,497

(a)	Purchase price allocation adjustments, net, of approximately $0.1 million during the measurement period were recorded retrospectively to June 27, 2010 pursuant to the authoritative guidance for business combinations.
     Intangible assets, net, are as follows:

	March 27,	June 27,
	2011	2010
	(in thousands)
Intangible assets subject to amortization:
Core technology and patents	$77,345	$73,345
Accumulated amortization, core technology and patents	(59,792)	(53,050)
Developed technology	195,700	68,500
Accumulated amortization, developed technology	(73,583)	(51,375)
Customer relationships	5,100	3,200
Accumulated amortization, customer relationships	(3,436)	(2,398)
Tradename	6,339	4,639
Accumulated amortization, tradename	(4,739)	(4,364)
Covenants not to compete	550	—
Accumulated amortization, covenants not to compete	(129)	—
Backlog	1,560	—
Accumulated amortization, backlog	(1,098)	—
Perpetual licenses	157	—
Accumulated amortization, perpetual licenses	(18)	—

Total amortizable intangible assets, net	143,956	38,497
In process research and development	2,400	6,000

Total intangible assets, net	$146,356	$44,497

     During the three months ended March 27, 2011, the business climate for the product associated with the IPR&D from the acquisition of a privately-held company in fiscal 2010, deteriorated significantly as the technology was no longer expected to be designed into customer products and was determined to be other than temporary and thus, the entire amount of the IPR&D of approximately $6.0 million was impaired during the three months ended March 27, 2011.
     The intangible assets subject to amortization are being amortized on a straight-line basis over original lives ranging from approximately 10 months to 10 years. Aggregate amortization expense for intangible assets for the three months ended March 27, 2011 and March 28, 2010, was approximately $10.7 million and $6.4 million, respectively. Aggregated amortization expense for intangible assets for the nine months ended March 27, 2011 and March 28, 2010, was approximately $31.6 million and $19.3 million, respectively.
     Amortization expense of approximately $8.5 million and $4.7 million related to core and developed technology is included in cost of sales in the accompanying condensed consolidated statements of operations for the three months ended March 27, 2011 and March 28, 2010, respectively. Amortization expense of approximately $24.6 million and $14.2 million related to core and developed technology is included in cost of sales in the accompanying condensed consolidated statements of operations for the nine months ended March 27, 2011 and March 28, 2010, respectively.

     The following table presents the estimated future aggregated amortization expense of intangible assets, excluding in process research and development, as of March 27, 2011 (in thousands):

2011 (remaining 3 months)	$10,736
2012	30,337
2013	25,888
2014	25,583
2015	21,584
Thereafter	29,828

$143,956

7. Other Assets
     Components of other assets are as follows:

	March 27,	June 27,
	2011	2010
	(in thousands)
Note receivable	$1,000	$24,256
Equity investment in privately-held company	—	9,184
Other	3,910	8,987

	$4,910	$42,427

     In November 2010, the Company loaned $1.0 million to a privately-held company. The note receivable bears simple interest at 8.0% per annum with the maturity date being the earlier of June 30, 2011 or certain defined events such as consummation of financing, change in control, or default. The note receivable is collateralized by substantially all of the assets of the privately-held company. Subsequent to the quarter ended March 27, 2011, the loan was settled.
     As described in Note 2, notes receivable from ServerEngines were settled in connection with the acquisition on August 25, 2010.
     The Company’s equity investment in a privately-held company is accounted for under the cost method. Under the cost method, investments are carried at cost and are adjusted for other-than-temporary declines in fair value, distributions of earnings, or additional investments. The Company monitors its investment for impairment on a quarterly basis and makes appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Impairment charges are included in other (expense) income, net in the consolidated statements of operations. Factors used in determining an impairment include, but are not limited to, the current business environment including competition; uncertainty of financial condition; technology and product prospects; results of operations; and current financial position including any going concern considerations such as the rate at which the investee utilizes cash and the investee’s ability to obtain additional financing. During the three months ended March 27, 2011, the business climate of the privately-held company deteriorated significantly as the technology was no longer expected to be designed into customer products and was determined to be other than temporary and thus, the fair value of the privately-held company was deemed to be zero. As a result, the entire investment of approximately $9.2 million in the privately-held company was impaired during the three months ended March 27, 2011.
8. Accrued Liabilities
     Components of accrued liabilities are as follows:

	March 27,	June 27,
	2011	2010
	(in thousands)
Payroll and related costs	$20,439	$14,387
Warranty liability	1,956	1,637
Deferred revenue and accrued rebates	10,417	4,169
Other	8,466	8,860

	$41,278	$29,053

     The Company provides a warranty of between one to five years on its products. The Company records a provision for estimated warranty related costs at the time of sale based on historical product return rates and the

Company’s estimates of expected future costs of fulfilling its warranty obligations. Changes to the warranty liability were:

(in thousands)
Balance at beginning of period	$1,754
Accrual for warranties issued	261
Changes to pre-existing warranties (including changes in estimates)	160
Settlements made (in cash or in kind)	(219)

Balance at end of period	$1,956

9. Commitments and Contingencies
Litigation
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
     On May 26, 2010, Broadcom Corporation filed a separate patent infringement lawsuit against the Company in the United States District Court in the Central District of California. The 2010 lawsuit asserts that certain Emulex products are infringing on a Broadcom patent covering certain data and storage networking technologies. Broadcom seeks a judgment for damages, injunctive relief, and an award of attorneys’ fees and costs. On June 30, 2010, the Judge stated that the 2009 and 2010 patent cases would be consolidated into a single lawsuit. On October 14, 2010, the Court issued an order on the parties’ joint stipulation dismissing three patents from the case. On November 1, 2010, the Court issued an order allowing Broadcom to make infringement assertions against additional Emulex products. In a Court ruling dated December 17, 2010, there are interpretations of certain terms contained in the claims of the patents being asserted by Broadcom. On February 22, 2011, the Court issued an order on the parties’ joint stipulation dismissing one patent from the case (leaving 8 patents in the case). The status of this matter does not allow management of the Company to determine whether a loss will occur or estimate the range of such a loss. Accordingly, management has determined that a potential loss is not probable and no amount has been accrued.

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
Other Commitments and Contingencies
     The Company has approximately $35.4 million of liabilities for uncertain tax positions as of March 27, 2011 for which a reasonably reliable estimate of the period of payment cannot be made.
     The Company has entered into various agreements for professional services, joint-development, non-recurring engineering, and purchases of inventory. As of March 27, 2011, the Company’s obligation associated with such agreements was approximately $62.7 million.
     In addition, the Company provides limited indemnification in selected circumstances within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringement of certain intellectual property, and in some limited cases against bodily injury or damage to real or tangible personal property caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. As of March 27, 2011, the Company has not incurred any significant costs related to indemnification of its customers.
10. Treasury Stock
     In early August 2008, the Company’s Board of Directors authorized a plan to repurchase up to $100.0 million of its outstanding common stock. In April 2009, upon receipt of an unsolicited acquisition proposal and related tender offer of Broadcom Corporation to acquire the Company, the Company’s Board of Directors elected to temporarily suspend any activity under the share repurchase plan. In light of Broadcom allowing its tender offer to expire on July 14, 2009, Emulex’s Board of Directors elected to reactivate the $100.0 million share repurchase plan effective July 15, 2009. As of March 27, 2011, the Company has repurchased approximately 6.1 million shares of its common stock for an aggregate purchase price of approximately $58.3 million or an average of $9.55 per share under this plan, of which approximately 4.1 million shares for an aggregate purchase price of approximately $40.1 million or an average of $9.76 was purchased during the nine months ended March 27, 2011. Approximately $41.7 million is available under this program after these repurchases. The Company may repurchase shares from time-to-time in open market purchases or privately negotiated transactions. It is expected that any future share repurchases will be financed by available cash balances and cash from operations. The Company’s Board of Directors has not set an expiration date for the plan.
11. Stock-Based Compensation
     As of March 27, 2011, the Company had three stock-based plans for employees and directors that are open for future awards, the 2005 Equity Incentive Plan (Equity Incentive Plan), the 1997 Stock Award Plan for Non-Employee Directors (Director Plan), and the Emulex Corporation Employee Stock Purchase Plan (Purchase Plan). In addition, the Company had nine stock-based plans (All Other Plans), including seven plans assumed in connection with acquisitions, each of which is closed for future grants but has options outstanding. Available for future awards are 4,338,445 shares under the Equity Incentive Plan, 480,905 shares under the Director Plan, and 1,873,399 shares under the Purchase Plan.

     In connection with the acquisition of ServerEngines on August 25, 2010, the Company assumed the ServerEngines Corporation Amended and Restated 2008 Stock Option Plan (the ServerEngines Plan). The ServerEngines options were replaced with Emulex options based on the acquisition exchange ratio and continue to be subject to the terms of the ServerEngines Plan. The options have lives of up to 10 years and generally vest over a 4 or 5 year period. The ServerEngines Plan is closed for future grants. There were 472,732 options issued in exchange for the options assumed.
     Aggregate amounts recognized in the condensed consolidated financial statements with respect to these plans are as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 27,	March 28,	March 27,	March 28,
	2011	2010	2011	2010
	(in thousands)
Total cost of stock-based payment plans during the period	$7,427	$4,686	$31,365	$13,179
Amounts capitalized in inventory during the period	(165)	(123)	(545)	(326)
Amounts recognized in income for amounts previously capitalized in inventory	173	83	571	357

Amounts charged against income, before income tax benefit	$7,435	$4,646	$31,391	$13,210

Amount of related income tax benefit recognized in income	$2,291	$1,640	$6,624	$4,707

     In connection with the ServerEngines acquisition, the Company has recognized approximately $15.2 million of stock-based compensation expense related to employment based contingent shares during the nine months ended March 27, 2011 and expects to recognize approximately another $6.9 million of stock-based compensation expense through fiscal 2012.
     The fair value of stock options granted and the compensatory element to the shares to be purchased under the Purchase Plan is estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the market price of the underlying common stock on the date of grant, expected term, stock price volatility and expected risk-free interest rates. Expected volatilities are based on equal weighting of historical volatilities for periods equal to the expected term and implied volatilities based on traded options to buy the Company’s shares. The fair value of each unvested stock award is determined based on the closing price of the Company’s common stock on the grant date.
The assumptions used to compute the fair value of stock option grants for the three and nine months ended March 27, 2011 and March 28, 2010 are:

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
	2011	2010	2011	2010
Expected volatility	N/A	43% — 45%	39% — 45%	43% — 49%
Weighted average expected volatility	N/A	44%	43%	47%
Expected dividends	N/A	—	—	—
Expected term (in years)	N/A	2.97 — 4.97	3.34 — 5.34	2.97 — 4.97
Weighted average expected term (in years)	N/A	3.81	4.16	3.81
Risk-free rate	N/A	1.62% — 2.55%	0.69% — 1.80%	1.49% — 2.55%
     No options were granted for the three month period ended March 27, 2011.

     The assumptions used to compute the fair value of the compensatory element related to the shares to be purchased under the Purchase Plan for the three and nine months ended March 27, 2011 and March 28, 2010 were:

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
	2011	2010	2011	2010
Expected volatility	37%	43%	37%	43%
Expected dividends	—	—	—	—
Expected term (in years)	0.49	0.49	0.49	0.49
Risk-free rate	0.18%	0.17%	0.18%	0.17%
     A summary of option activity under the plans for the nine months ended March 27, 2011 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
			(in years)	(in millions)
Options outstanding at June 27, 2010	7,531,095	$20.73	2.72	$0.9
Options granted	1,103,500	$9.61
Options granted to replace ServerEngines options assumed as part of the acquisition	472,732	$5.18
Options exercised	(236,762)	$6.79
Options canceled	(1,264,859)	$34.77
Options forfeited	(80,654)	$10.84

Options outstanding at March 27, 2011	7,525,052	$16.31	3.08	$4.0

Options vested and expected to vest at March 27, 2011	7,255,254	$16.56	2.98	$3.7

Options exercisable at March 27, 2011	5,932,725	$18.14	2.42	$2.2

     A summary of unvested stock awards activity for the nine months ended March 27, 2011 is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Awards	Value
Awards outstanding and unvested at June 27, 2010	3,437,741	$10.46
Awards granted	1,904,745	$10.80
Awards vested	(1,361,206)	$11.48
Awards forfeited	(221,417)	$9.83

Awards outstanding and unvested at March 27, 2011	3,759,863	$10.30

     As of March 27, 2011, there was approximately $30.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans, including $6.9 million related to employment based contingent shares granted in connection with the ServerEngines acquisition. That cost is expected to be recognized over a weighted-average period of approximately 1.3 years.
     The weighted average grant date fair value of options granted during the nine months ended March 27, 2011 and March 28, 2010 was approximately $3.40 per share and $3.94 per share, respectively. The weighted average grant date fair value of unvested stock awards granted during the nine months ended March 27, 2011 and March 28, 2010 was approximately $10.80 per share and $9.75 per share, respectively. The total intrinsic value of stock options exercised was approximately $1.1 million and $0.7 million for the nine months ended March 27, 2011 and March 28, 2010, respectively. The total fair value of unvested stock awards that vested during the nine months ended March 27, 2011 and March 28, 2010 was approximately $14.5 million and $11.4 million, respectively. Cash received from stock option exercises under stock-based plans and shares purchased under the Purchase Plan was approximately $4.6 million and $3.2 million for the nine months ended March 27, 2011 and March 28, 2010, respectively. The actual tax benefit realized for tax deductions from option exercises was approximately $5.8 million and $4.6 million for the nine months ended March 27, 2011 and March 28, 2010, respectively.

     At Emulex’s Annual Shareholders Meeting on November 23, 2010, the shareholders approved an increase in the number of shares authorized by 1.5 million and 2.0 million shares under the Purchase Plan and the Equity Incentive Plan, respectively. As of March 27, 2011, including the shares newly authorized, the Company anticipates that the number of shares authorized under the Equity Incentive Plan, the Director Plan, the Purchase Plan, and All Other Plans are sufficient to cover future stock option exercises, including the shares that will be purchased during the next six month option period from November 1, 2010 to April 30, 2011 under the Purchase Plan.
12. Income Taxes
     The Company’s effective income tax rate depends on various factors, such as tax legislation, the mix of domestic and international pre-tax income, and research and development credits as a percentage of aggregate pre-tax income, and the effectiveness of the Company’s tax planning strategies. The Company and its domestic subsidiaries file federal, state and local income / franchise tax returns in the U.S. The Company’s international subsidiaries file income tax returns in various non-U.S. jurisdictions. The Company recorded an income tax provision of approximately $17.8 million in the nine months ended March 27, 2011 compared to an income tax benefit of approximately $20.8 million in the nine months ended March 28, 2010. The effective tax rate was approximately 36% for the nine months ended March 27, 2011 compared to an effective tax benefit rate of 397% for the nine months ended March 28, 2010. During the nine months ended March 27, 2011, one of Emulex’s domestic entities entered into a platform contribution transaction with an international subsidiary to license the recently acquired ServerEngines technology, resulting in U.S. income taxes of approximately $36.9 million. Such tax expense was partially offset by the Federal research credit being extended retroactively to calendar 2010 as part of the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 in December 2010, resulting in an income tax benefit of approximately $6.2 million. Fiscal years 2008 and 2009 are under audit by the Internal Revenue Service (IRS). The Company is currently responding to Information Document Requests that have been received. No adjustments are proposed at this time. The Company does not expect that the results of the audit will have a material adverse effect on its financial condition or results of operations.
13. Net (Loss) Income Per Share
     The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
	2011	2010	2011	2010
	(in thousands, except per		(in thousands, except per
	share data)		share data)
Numerator — Net (loss) income	$(18,641)	$13,309	$(67,589)	$26,089
Less: Undistributed earnings allocated to participating securities	—	(143)	—	(378)

Undistributed earnings allocated to common shareholders for basic net (loss) income per share	$(18,641)	$13,166	$(67,589)	$25,711

Undistributed earnings allocated to common shareholders for diluted net (loss) income per share	$(18,641)	$13,169	$(67,589)	$25,717

Denominator:
Denominator for basic net (loss) income per share — weighted average shares outstanding	87,278	80,156	85,416	79,960
Dilutive options outstanding, unvested stock units and ESPP	—	1,379	—	1,116

Denominator for diluted net (loss) income per share — adjusted weighted average shares outstanding	87,278	81,535	85,416	81,076

Basic net (loss) income per share	$(0.21)	$0.16	$(0.79)	$0.32

Diluted net (loss) income per share	$(0.21)	$0.16	$(0.79)	$0.32

Antidilutive options and unvested stock excluded from the computations	7,786	7,294	8,949	8,434

Average market price of common stock	$11.31	$12.56	$10.66	$10.91

     The antidilutive stock options and unvested stock were excluded from the computation of diluted net (loss) income per share due to the assumed proceeds from the award’s exercise or vesting being greater than the average market price of the common shares or due to the Company incurring a net loss for the periods presented.
14. Comprehensive (Loss) Income
     Components of comprehensive (loss) income are as follows:

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net (loss) income	$(18,641)	$13,309	$(67,589)	$26,089
Other comprehensive (loss) income —
Foreign currency translation adjustments, net of income taxes	196	(110)	327	(135)

	$(18,445)	$13,199	$(67,262)	$25,954

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
     Actual future results could differ materially from those described in the forward-looking statements as a result of a variety of factors, including those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, and, in particular, those in the section entitled “Risk Factors” in Part II, Item 1A of this Form 10-Q included elsewhere herein. We expressly disclaim any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances. We wish to caution readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These factors include the ability to realize the anticipated benefits of the acquisition of ServerEngines Corporation (ServerEngines) on a timely basis or at all, and the Company’s ability to integrate the technology, operations and personnel of ServerEngines into its existing operations in a timely and efficient manner. In addition, we have and will incur charges associated with the acquisition of ServerEngines. As the valuation and purchase price allocation have not been finalized, we are unable to predict the impact of various post-acquisition charges, including amortization of intangibles and stock-based compensation. The fact that the economy generally, and the technology and storage segments specifically, have been in a state of uncertainty makes it difficult to determine if past experience is a good guide to the future and makes it impossible to determine if markets will grow or shrink in the short term. The current economic downturn and the resulting economic uncertainty for our customers and the storage networking market as a whole has and could continue to adversely affect our revenues and results of operations. Furthermore, the effect of any actual or potential unsolicited offers to acquire us may have an adverse effect on our operations. As a result of this uncertainty, we are unable to predict our future results with any accuracy. Other factors affecting these forward-looking statements include but are not limited to the following: faster than anticipated decline in the storage networking market, slower than expected growth of the converged networking market or the failure of our Original Equipment Manufacturer (OEM) customers to successfully incorporate our products into their systems; our dependence on a limited number of customers and the effects of the loss of, or decrease or delays in orders by, any such customers, or the failure of such customers to make timely payments; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of our or our OEM customers’ new or enhanced products; costs associated with expansion into new areas of the storage technology market; the variability in the level of our backlog and the variable and seasonal procurement patterns of our customers; impairment charges, including but not limited to goodwill, intangible assets, and equity investments recorded under the cost method; changes in tax rates or legislation; the effects of acquisitions; any inadequacy of our intellectual property protection or the potential that third-party claims of infringement and any related indemnity obligations or adverse judgments; the effects of terrorist activities, natural disasters, such as the earthquake and resulting tsunami off the coast of Japan in March 2011, and any resulting disruption in our supply chain or customer purchasing patterns or any other resulting economic or political instability; the highly competitive nature of the markets for our products as well as pricing pressures that may result from such competitive conditions; the effects of changes in our business model to separately charge for software; the effect of rapid migration of customers towards newer, lower cost product platforms; possible transitions from board or box level to application specific integrated circuit (ASIC) solutions for selected applications; a shift in unit product mix from higher-end to lower-end or mezzanine card products; a faster than anticipated decrease in the average unit selling prices or an increase in the manufactured cost of our products; delays in product development; our reliance on third-party suppliers and subcontractors for components and assembly; our ability to attract and retain key technical personnel; our ability to benefit from our research and development activities; our dependence on international sales and internationally produced products; the effects of acquisitions, including the recent acquisition of ServerEngines Corporation (ServerEngines); changes in accounting standards; and the potential effects of global warming and any resulting regulatory changes on our business. These and other factors could cause actual results to differ materially from those in the forward-looking statements and are discussed elsewhere in this Form 10-Q, in our other filings with the Securities and Exchange Commission or in materials incorporated therein by reference.
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
     Our Other category primarily consists of legacy and other products.
     We rely almost exclusively on OEMs and sales through distribution channels for our revenue. Our OEM customers include the world’s leading server and storage providers, including Cisco Systems, Inc. (Cisco), Dell Inc. (Dell), EMC Corporation (EMC), Fujitsu Ltd. (Fujitsu), Groupe Bull (Bull), Hewlett-Packard Company (Hewlett-Packard), Hitachi Data Systems (HDS), Hitachi Limited (Hitachi), Huawei Technologies Company Ltd. (Huawei), Intel Corporation (Intel), International Business Machines Corporation (IBM), LSI Corporation (LSI), NEC Corporation (NEC), Network Appliance, Inc. (NetApp), Oracle Corporation (Oracle), Quantum Corporation (Quantum), Unisys Corporation (Unisys), and Xyratex Ltd. (Xyratex). Our distribution partners include Arrow ECS

Denmark A/S (Arrow), Avnet, Inc. (Avnet), Bell Microproducts, Ltd. (Bell), Info X Distribution, LLC (Info X), Ingram Micro Inc. (Ingram Micro), Macnica Networks Corporation (Macnica), Netmarks Inc. (Netmarks), Tech Data Corporation (Tech Data), and Tokyo Electron Device Ltd. (TED). The market for networking infrastructure solutions is concentrated among large OEMs, and as such, a significant portion of our revenues are generated from sales to a limited number of customers.
     As of March 27, 2011, we had a total of 977 employees.
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
Business Combination
     On August 25, 2010, we acquired 100% of the outstanding common shares of ServerEngines Corporation (ServerEngines), a privately-held, fabless semiconductor company located in Sunnyvale, California. The combination of Emulex and ServerEngines’ technology creates a unique offering to deliver I/O connectivity for converged networking solutions, including adapters, mezzanine cards and LAN on Motherboard (LOM) solutions. In addition, the acquisition will add the ServerEngines’ PilotTM family of Server Management Controllers, which reside on the motherboard, enabling remote IP based “lights out” management capabilities.

Results of Operations
     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements included elsewhere herein.

	Percentage of Net Revenues		Percentage of Net Revenues
	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
	2011	2010	2011	2010

Net revenues	100%	100%	100%	100%
Cost of sales	45	37	45	38

Gross profit	55	63	55	62

Operating expenses:
Engineering and development	38	31	37	32
Selling and marketing	14	13	13	14
General and administrative	11	12	13	12
Amortization of other intangible assets	2	2	2	2
In process research and development impairment	5	—	2	—

Total operating expenses	70	58	67	60

Operating (loss) income	(15)	5	(12)	2

Nonoperating (expense) income, net:
Interest income	—	—	—	—
Interest expense	—	—	—	—
Impairment of strategic investment	(8)	—	(3)	—
Other expense, net	—	—	—	—

Total nonoperating (expense) income, net	(8)	—	(3)	—

(Loss) income before income taxes	(23)	5	(15)	2

Income tax (benefit) provision	(7)	(8)	5	(7)

Net (loss) income	(16)%	13%	(20)%	9%

Three months ended March 27, 2011, compared to three months ended March 28, 2010
     Net Revenues. Net revenues for the third quarter of fiscal 2011 ended March 27, 2011, increased by approximately $9.9 million, or 10%, to approximately $112.1 million, compared to approximately $102.2 million for the same quarter of fiscal 2010 ended March 28, 2010.
Net Revenues by Product Line
     Net revenues by product line were as follows:

	Net Revenues by Product Line
	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	March 27,	of Net	March 28,	of Net	Increase/	Percentage
(in thousands)	2011	Revenues	2010	Revenues	(Decrease)	Change

Host Server Products	$84,825	76%	$69,724	68%	$15,101	22%
Embedded Storage Products	27,201	24%	32,348	32%	(5,147)	(16)%
Other	56	—	132	—	(76)	(58)%

Total net revenues	$112,082	100%	$102,204	100%	$9,878	10%

     HSP primarily consists of HBAs, mezzanine cards, input/output (I/O) ASICs, and UCNAs. For the three months ended March 27, 2011, our Fibre Channel based products accounted for most of our HSP revenues. The increase in our HSP net revenue for the three months ended March 27, 2011 compared to the three months ended March 28, 2010 was mainly due to an increase in units shipped of approximately 248% partially offset by a decrease in average selling price of approximately 65%. The significant increase in units shipped and decrease in average selling price was primarily due to the inclusion of sales resulting from the acquisition of ServerEngines on August 25, 2010, which accounted for no revenues in the same quarter in the prior year and had a significantly lower average selling price compared to other Emulex products along with the growth in Fibre Channel products.
     ESP primarily consists of our InSpeed®, FibreSpy®, I/O controller solutions, and bridge and router products. The decrease in our ESP net revenue for the three months ended March 27, 2011 compared to the three months ended March 28, 2010 was primarily due to a decrease in units shipped of approximately 23% partially offset by an increase in average selling price of approximately 9%. The decrease in units shipped was primarily due to the tail off in legacy products partially offset by the ramping volumes from our bridging and target design wins.
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

	Net Revenues by Major Customers
	Direct Revenues		Total Direct and Indirect Revenues (2)
	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	March 27,	March 28,	March 27,	March 28,
	2011	2010	2011	2010

Net revenue percentage (1):
OEM:
EMC	—	—	—	14%
Hewlett-Packard	20%	13%	22%	13%
IBM	22%	20%	30%	28%

(1)	Amounts less than 10% are not presented.

(2)	Customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.
     Direct sales to our top five customers accounted for approximately 61% of total net revenues for the three months ended March 27, 2011, compared to approximately 56% for the three months ended March 28, 2010. Direct and indirect sales to our top five customers accounted for approximately 75% of total net revenues for the three months ended March 27, 2011 compared to approximately 71% for the three months ended March 28, 2010. Our net revenues from customers can be significantly impacted by changes to our customers’ business and their business models.

Net Revenues by Sales Channel
     Net revenues by sales channel were as follows:

	Net Revenues by Sales Channel
	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	March 27,	of Net	March 28,	of Net	Increase/	Percentage
(in thousands)	2011	Revenues	2010	Revenues	(Decrease)	Change

OEM	$97,085	87%	$86,017	84%	$11,068	13%
Distribution	14,989	13%	16,011	16%	(1,022)	(6)%
Other	8	—	176	—	(168)	(96)%

Total net revenues	$112,082	100%	$102,204	100%	$9,878	10%

     The increase in OEM net revenues for the three months ended March 27, 2011 compared to the three months ended March 28, 2010 was primarily due to an increase of approximately 29% in HSP revenues generated through our OEMs. Distribution net revenues for the three months ended March 27, 2011 did not change significantly compared to the three months ended March 28, 2010. We believe that our net revenues are being generated primarily as a result of product certifications and qualifications with our OEM customers, which take products directly and indirectly through distribution and contract manufacturers. We view product certifications and qualifications as an important indicator of future revenue opportunities and growth for the Company. However, product certifications and qualifications do not necessarily ensure continued market acceptance of our products by our OEM customers. It is also very difficult to determine the future impact, if any, of product certifications and qualifications on our revenues.
Net Revenues by Geographic Territory
     Our net revenues by geographic territory based on billed-to location were as follows:

	Net Revenues by Geographic Territory
	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	March 27,	of Net	March 28,	of Net	Increase/	Percentage
(in thousands)	2011	Revenues	2010	Revenues	(Decrease)	Change

Asia Pacific	$58,827	53%	$33,517	33%	$25,310	76%
United States	33,858	30%	35,582	35%	(1,724)	(5)%
Europe, Middle East, and Africa	17,268	15%	32,309	32%	(15,041)	(47)%
Rest of the world	2,129	2%	796	—	1,333	167%

Total net revenues	$112,082	100%	$102,204	100%	$9,878	10%

     We believe the increase in Asia Pacific net revenues and decrease in Europe, Middle East, and Africa (EMEA) net revenues as a percentage of total net revenues for the three months ended March 27, 2011 compared to the three months ended March 28, 2010 was primarily due to our OEM customers migrating towards using contract manufacturers that are predominately located in Asia Pacific. However, as we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.
     Gross Profit. Gross profit consists of net revenues less cost of sales. Our gross profit was as follows (in thousands):

Gross Profit
Three Months Ended	Percentage of	Three Months Ended	Percentage of	Increase/	Percentage
March 27, 2011	Net Revenues	March 28, 2010	Net Revenues	(Decrease)	Points Change

$61,507	55%	$64,420	63%	$(2,913)	(8)%
     Cost of sales includes the cost of producing, supporting, and managing our supply of quality finished products. Cost of sales also included approximately $8.5 million and $4.7 million of amortization of technology intangible assets for the three months ended March 27, 2011 and March 28, 2010, respectively, with approximately $5.1 million in the three months ended March 27, 2011 being related to the ServerEngines acquisition. Approximately $0.4 million and $0.3 million of share-based compensation expense was included in cost of sales for the three months ended March 27, 2011 and March 28, 2010, respectively. The remaining decrease was primarily due to an unfavorable mix of lower margin products sold during the three months ended March 27, 2011, combined with the consumption of previously reserved excess inventories in the prior year quarter that did not reoccur in the current year quarter.
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

Engineering and Development
Three Months Ended	Percentage of	Three Months Ended	Percentage of	Increase/	Percentage
March 27, 2011	Net Revenues	March 28, 2010	Net Revenues	(Decrease)	Points Change

$42,660	38%	$31,338	31%	$11,322	7%
     Engineering and development expenses for the three months ended March 27, 2011 compared to the three months ended March 28, 2010 increased approximately $11.3 million, or 36%. Approximately $3.2 million and $1.7 million of share-based compensation expense were included in engineering and development costs for the three months ended March 27, 2011 and March 28, 2010, respectively, with approximately $0.5 million in the three months ended March 27, 2011 being related to the ServerEngines acquisition. Engineering and development headcount increased to 629 at March 27, 2011 from 454 at March 28, 2010 primarily due to the acquisition of ServerEngines. The increase in headcount resulted in a net increase of approximately $5.9 million in salary and related expenses as compared to the same period in fiscal 2010. The remaining increase was primarily due to an increase in costs associated with new product development of approximately $2.0 million and an increase in design tool costs of approximately $0.5 million.
     Selling and Marketing. Selling and marketing expenses consisted primarily of salaries, commissions, and related expenses for personnel engaged in the marketing and sales of our products, as well as trade shows, product literature, promotional support costs, and other advertising related costs. Sales and marketing expenses were as follows (in thousands):

Selling and Marketing
Three Months Ended	Percentage of	Three Months Ended	Percentage of	Increase/	Percentage
March 27, 2011	Net Revenues	March 28, 2010	Net Revenues	(Decrease)	Points Change

$15,346	14%	$13,743	13%	$1,603	1%
     Selling and marketing expenses for the three months ended March 27, 2011 compared to the three months ended March 28, 2010 increased approximately $1.6 million, or 12%. Approximately $1.3 million and $1.2 million of share-based compensation expense were included in selling and marketing costs for the three months ended March 27, 2011 and March 28, 2010, respectively. Selling and marketing headcount increased to 138 at March 27, 2011 from 130 at March 28, 2010. The increase in headcount resulted in a net increase of approximately $0.3 million in salary and related expenses as compared to the same period in fiscal 2010. The remaining increase in selling and marketing expenses during the three months ended March 27, 2011 was primarily due to an increase in performance based compensation of approximately $0.9 million. We will continue to closely manage and target advertising, market promotions, and heighten brand awareness of our new and existing products in an effort to provide overall revenue growth.
     General and Administrative. Ongoing general and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees, and other corporate expenses. General and administrative expenses were as follows (in thousands):

General and Administrative
Three Months Ended	Percentage of	Three Months Ended	Percentage of	Increase/	Percentage
March 27, 2011	Net Revenues	March 28, 2010	Net Revenues	(Decrease)	Points Change

$12,106	11%	$12,099	12%	$7	(1)%
     General and administrative expenses for the three months ended March 27, 2011 compared to the three months ended March 28, 2010 did not change significantly. Approximately $2.5 million and $1.4 million of share-based compensation expense were included in general and administrative costs for the three months ended March 27, 2011 and March 28, 2010, respectively, with approximately $0.8 million in the three months ended March 27, 2011 being related to the ServerEngines acquisition. General and administrative headcount increased to 141 at March 27, 2011 from 126 at March 28, 2010. The increase in headcount resulted in a net increase of approximately $0.7 million in salary and related expenses as compared to the same period in fiscal 2010. The remaining change was primarily due to a decrease in litigation costs of approximately $1.9 million.
     Amortization of Other Intangible Assets. Amortization of other intangible assets consisted of amortization of intangible assets such as patents, customer relationships, tradenames with estimable lives, covenants not to compete, and backlog. Amortization expense was as follows (in thousands):

Amortization of Other Intangible Assets
Three Months Ended	Percentage of	Three Months Ended	Percentage of	Increase/	Percentage
March 27, 2011	Net Revenues	March 28, 2010	Net Revenues	(Decrease)	Points Change

$2,231	2%	$1,698	2%	$533	—
     Amortization of other intangible assets for the three months ended March 27, 2011 compared to the three months ended March 28, 2010 increased by approximately $0.5 million, or 31%. The increase was primarily due to amortization expense of intangible assets acquired from ServerEngines of approximately $0.8 million.
     In Process Research and Development Impairment. In process research and development impairment represents impairment of an in-process research and development intangible asset. Our impairment of in process research and development was as follows (in thousands):

Impairment of Other Intangible Assets
Three Months Ended	Percentage of	Three Months Ended	Percentage of	Increase/	Percentage
March 27, 2011	Net Revenues	March 28, 2010	Net Revenues	(Decrease)	Points Change

$6,000	5%	—	—	$6,000	5%
     During the three months ended March 27, 2011, the business climate for the product associated with the IPR&D from the acquisition of a privately-held company in fiscal 2010, deteriorated significantly as the technology was no longer expected to be designed into customer products and was determined to be other than temporary and thus, the entire amount of the IPR&D of approximately $6.0 million was impaired during the three months ended March 27, 2011.
     Nonoperating (Expense) Income, net. Nonoperating (expense) income, net, consisted primarily of interest income, interest expense, and other non-operating income and expense items. Our nonoperating (expense) income, net, was as follows (in thousands):

Nonoperating (Expense) Income, net
Three Months Ended	Percentage of	Three Months Ended	Percentage of	Increase/	Percentage
March 27, 2011	Net Revenues	March 28, 2010	Net Revenues	(Decrease)	Points Change

$(9,253)	(8%)	$(166)	—	$(9,087)	(8)%
     Our nonoperating expense, net, for the three months ended March 27, 2011 compared to the three months ended March 28, 2010 increased by approximately $9.1 million, or 5,474%. The increase in nonoperating expense was primarily due the impairment of our equity investment in a privately-held company of approximately $9.2 million during the three months ended March 27, 2011. During the three months ended March 27, 2011, the business climate of the privately-held company deteriorated significantly as the technology was no longer expected to be designed into customer products and was determined to be other than temporary and thus, the fair value of the privately-held company was deemed to be zero. As a result, the entire investment of approximately $9.2 million in the privately-held company was impaired.
     Income Taxes. Income taxes were as follows (in thousands):

Income Taxes
Three Months Ended	Percentage of	Three Months Ended	Percentage of	Increase/	Percentage
March 27, 2011	Net Revenues	March 28, 2010	Net Revenues	(Decrease)	Points Change

$(7,448)	(7)%	$(7,933)	(8)%	$485	1%
     Income taxes recorded were a benefit for the three months ended March 27, 2011 and remained relatively unchanged compared to the three months ended March 28, 2010. Our effective tax rate was a benefit of approximately 29% for the three months ended March 27, 2011 compared to a benefit of approximately 148% for the three months ended March 28, 2010. The decrease in tax benefit rate for the three months ended March 27, 2011 was primarily due to an increase in non-deductible charges and lower income before taxes compared to the same period in the prior year. The decrease in the tax benefits was primarily due to a non-recurring tax benefit in the prior year of approximately $5.7 million related to domestic production activities deductions for amended tax returns for 2005 through 2007, an increase in taxes of approximately $1.5 million from non-deductible impairment charges, and an increase in taxes of approximately $1.4 million from non-deductible stock-based compensation expense for contingent shares related to the ServerEngines. The decrease in tax benefits was partially offset by an increase in tax benefits of approximately $9.3 million due to change in the geographic mix of taxable income between domestic and foreign jurisdictions combined with an increase of approximately $1.5 million in tax benefits from Federal research credits due to a retroactive extension of the Federal research credit in December 2010 as part of the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010. These tax items may not recur in future periods.
Nine months ended March 27, 2011, compared to Nine months ended March 28, 2010
     Net Revenues. Net revenues for the nine months ended March 27, 2011, increased by approximately $33.2 million, or 11%, to approximately $329.2 million compared to approximately $296.0 million for the nine months ended March 28, 2010.
Net Revenues by Product Line
     Net revenues by product line were as follows:

	Net Revenues by Product Line
	Nine Months		Nine Months
	Ended	Percentage	Ended	Percentage
	March 27,	of Net	March 28,	of Net	Increase/	Percentage
(in thousands)	2011	Revenues	2010	Revenues	(Decrease)	Change

Host Server Products	$255,992	78%	$215,792	73%	$40,200	19%
Embedded Storage Products	73,002	22%	79,906	27%	(6,904)	(9)%
Other	183	—	323	—	(140)	(43)%

Total net revenues	$329,177	100%	$296,021	100%	$33,156	11%

     For the nine months ended March 27, 2011, our Fibre Channel based products accounted for the vast majority of our HSP revenues. The increase in our HSP net revenue for the nine months ended March 27, 2011 compared to the nine months ended March 28, 2010 was mainly due to an increase of approximately 171% in units shipped partially offset by a decrease in average selling price of approximately 56%. The significant increase in units shipped and decrease in average selling price was primarily due to the inclusion of sales resulting from the acquisition of ServerEngines on August 25, 2010, which accounted for no revenues in the same period in the prior year and had a significantly lower average selling price compared to other Emulex products along with the growth in Fibre Channel products.
     The slight decrease in our ESP net revenue for the nine months ended March 27, 2011 compared to the nine months ended March 27, 2011 was primarily due to a decrease in units shipped of approximately 6% combined with a decrease in average selling price of approximately 3%.
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

	Net Revenues by Major Customers
	Direct Revenues		Total Direct and Indirect Revenues (2)
	Nine Months	Nine Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 27,	March 28,	March 27,	March 28,
	2011	2010	2011	2010

Net revenue percentage (1):
OEM:
EMC	—	—	10%	12%
Hewlett-Packard	18%	13%	20%	14%
IBM	24%	22%	33%	31%

(1)	Amounts less than 10% are not presented.

(2)	Customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.
     Direct sales to our top five customers accounted for approximately 62% of total net revenues for the nine months ended March 27, 2011, compared to approximately 58% for the nine months ended March 28, 2010. Direct and indirect sales to our top five customers accounted for approximately 77% of total net revenues for the nine months ended March 27, 2011, compared to approximately 72% for the nine months ended March 28, 2010. Our net revenues from customers can be significantly impacted by changes to our customers’ business and their business models.
Net Revenues by Sales Channel
     Net revenues by sales channel were as follows:

	Net Revenues by Sales Channel
	Nine Months		Nine Months
	Ended	Percentage	Ended	Percentage
	March 27,	of Net	March 28,	of Net	Increase/	Percentage
(in thousands)	2011	Revenues	2010	Revenues	(Decrease)	Change

OEM	$283,945	86%	$249,498	84%	$34,447	14%
Distribution	45,204	14%	46,214	16%	(1,010)	(2)%
Other	28	—	309	—	(281)	(91)%

Total net revenues	$329,177	100%	$296,021	100%	$33,156	11%

     The increase in OEM net revenues for the nine months ended March 27, 2011 compared to the nine months ended March 28, 2010 was primarily due to an increase of approximately 24% in HSP revenues generated through our OEMs. Distribution net revenues for the nine months ended March 27, 2011 did not change significantly compared to the nine months ended March 28, 2010.
Net Revenues by Geographic Territory
     Our net revenues by geographic territory based on billed-to location were as follows:

	Net Revenues by Geographic Territory
	Nine Months		Nine Months
	Ended	Percentage	Ended	Percentage
	March 27,	of Net	March 28,	of Net	Increase/	Percentage
(in thousands)	2011	Revenues	2010	Revenues	(Decrease)	Change

Asia Pacific	$160,306	49%	$102,855	35%	$57,451	56%
United States	99,181	30%	95,672	32%	3,509	4%
Europe, Middle East, and Africa	63,985	19%	93,396	32%	(29,411)	(32)%
Rest of the world	5,705	2%	4,098	1%	1,607	39%

Total net revenues	$329,177	100%	$296,021	100%	$33,156	11%

     We believe the increase in Asia Pacific net revenues and decrease in Europe, Middle East, and Africa (EMEA) net revenues as a percentage of total net revenues for the nine months ended March 27, 2011 compared to the nine months ended March 28, 2010 was primarily due to our OEM customers migrating towards using contract manufacturers that are predominately located in Asia Pacific. The United States net revenues as a percentage of total net revenues essentially remained unchanged. However, as we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.

     Gross Profit. Gross profit consists of net revenues less cost of sales. Our gross profit was as follows (in thousands):

Gross Profit
Nine Months Ended	Percentage of	Nine Months Ended	Percentage of	Increase/	Percentage
March 27, 2011	Net Revenues	March 28, 2010	Net Revenues	(Decrease)	Points Change

$181,278	55%	$183,310	62%	$(2,032)	(7)%
     Cost of sales includes the cost of producing, supporting, and managing our supply of quality finished products. Cost of sales also included approximately $24.6 million and $14.2 million of amortization of technology intangible assets for the nine months ended March 27, 2011 and March 28, 2010, respectively, with approximately $11.9 million in the nine months ended March 27, 2011 being related to the ServerEngines acquisition. Cost of sales includes retrospective adjustments for amortization of technology intangible assets of approximately $0.3 million and $0.8 million for the three months ended September 26, 2010 and December 27, 2010, respectively. Approximately $1.3 million and $0.9 million of share-based compensation expense was included in cost of sales for the nine months ended March 27, 2011 and March 28, 2010, respectively. The remaining decrease was primarily due to an unfavorable mix of lower margin products sold during the nine months ended March 27, 2011.
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

Engineering and Development
Nine Months Ended	Percentage of	Nine Months Ended	Percentage of	Increase/	Percentage
March 27, 2011	Net Revenues	March 28, 2010	Net Revenues	(Decrease)	Points Change

$122,592	37%	$94,417	32%	$28,175	5%
     Engineering and development expenses for the nine months ended March 27, 2011 compared to the nine months ended March 28, 2010 increased approximately $28.2 million, or 30%. Approximately $12.7 million and $5.4 million of share-based compensation expense were included in engineering and development costs for the nine months ended March 27, 2011 and March 28, 2010, respectively, with approximately $5.8 million being related to the ServerEngines acquisition. Engineering and development headcount increased to 629 at March 27, 2011 from 454 at March 28, 2010 primarily due to the acquisition of ServerEngines. The increase in headcount resulted in a net increase of approximately $12.5 million in salary and related expenses as compared to the same period in fiscal 2010. The remaining increase was primarily due to an increase in costs associated with new product development of approximately $3.7 million, an increase in design tool costs of approximately $1.2 million, and an increase in travel related expense of approximately $0.5 million.
     Selling and Marketing. Selling and marketing expenses consisted primarily of salaries, commissions, and related expenses for personnel engaged in the marketing and sales of our products, as well as trade shows, product literature, promotional support costs, and other advertising related costs. Sales and marketing expenses were as follows (in thousands):

Selling and Marketing
Nine Months Ended	Percentage of	Nine Months Ended	Percentage of	Increase/	Percentage
March 27, 2011	Net Revenues	March 28, 2010	Net Revenues	(Decrease)	Points Change

$42,281	13%	$42,415	14%	$(134)	(1)%
     Selling and marketing expenses for the nine months ended March 27, 2011 compared to the nine months ended March 28, 2010 decreased approximately $0.1 million. Approximately $3.6 million and $2.6 million of share-based compensation expense were included in selling and marketing costs for the nine months ended March 27, 2011 and March 28, 2010, respectively. Selling and marketing headcount increased to 138 at March 27, 2011 from 130 at March 28, 2010. The increase in headcount resulted in a net increase of approximately $1.0 million in salary and related expenses as compared to the same period in fiscal 2010. The decrease in selling and marketing expenses during the nine months ended March 27, 2011 was primarily due to a decrease in performance based compensation of approximately $1.7 million and a decrease in outside services of approximately $0.9 million, partially offset by an increase in advertising and travel expenses of approximately $0.4 million. We will continue to closely manage and target advertising, market promotions, and heighten brand awareness of our new and existing products in an effort to provide overall revenue growth.
     General and Administrative. Ongoing general and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees, and other corporate expenses. General and administrative expenses were as follows (in thousands):

General and Administrative
Nine Months Ended	Percentage of	Nine Months Ended	Percentage of	Increase/	Percentage
March 27, 2011	Net Revenues	March 28, 2010	Net Revenues	(Decrease)	Points Change

$43,388	13%	$36,274	12%	$7,114	1%
     General and administrative expenses for the nine months ended March 27, 2011 compared to the nine months ended March 28, 2010 increased approximately $7.1 million, or 20%. Approximately $13.7 million and $4.3 million of share-based compensation expense were included in general and administrative costs for the nine months ended March 27, 2011 and March 28, 2010, respectively, with approximately $9.5 million in the nine months ended March 27, 2011 being related to the ServerEngines acquisition. General and administrative headcount increased to 141 at March 27, 2011 from 126 at March 28, 2010. The increase in headcount resulted in a net increase of approximately $0.8 million in salary and related expenses as compared to the same period in fiscal 2010. The remaining change was primarily due to a decrease in performance based compensation of approximately $1.0 million, a decrease in litigation costs of approximately $0.6 million, and a decrease in loss on disposal of assets of approximately $0.6 million.
Amortization of Other Intangible Assets. Amortization of other intangible assets consisted of amortization of intangible assets such as patents, customer relationships, tradenames with estimable lives, covenants not to compete, and backlog. Amortization expense was as follows (in thousands):

Amortization of Other Intangible Assets
Nine Months Ended	Percentage of	Nine Months Ended	Percentage of	Increase/	Percentage
March 27, 2011	Net Revenues	March 28, 2010	Net Revenues	(Decrease)	Points Change

$7,013	2%	$5,094	2%	$1,919	—
     Amortization of other intangible assets for the nine months ended March 27, 2011 compared to the nine months ended March 28, 2010 increased by approximately $1.9 million, or 38% primarily due to amortization expense of intangible assets acquired from ServerEngines. Amortization expense includes retrospective adjustments of approximately $0.3 million and $0.8 million to the three months ended September 26, 2010 and December 27, 2010, respectively.
In Process Research and Development Impairment. In process research and development impairment represents impairment of an in-process research and development intangible asset. Our impairment of in process research and development was as follows (in thousands):

Impairment of Other Intangible Assets
Nine Months Ended	Percentage of	Nine Months Ended	Percentage of	Increase/	Percentage
March 27, 2011	Net Revenues	March 28, 2010	Net Revenues	(Decrease)	Points Change

$6,000	2%	—	—	$6,000	2%
     During the nine months ended March 27, 2011, the business climate for the product associated with the IPR&D from the acquisition of a privately-held company in fiscal 2010, deteriorated significantly as the technology was no longer expected to be designed into customer products and was determined to be other than temporary and thus, the entire amount of the IPR&D of approximately $6.0 million was impaired during the nine months ended March 27, 2011.

     Nonoperating (Expense) Income, net. Nonoperating (Expense) income, net, consisted primarily of interest income, interest expense, and other non-operating income and expense items. Our nonoperating (expense) income, net, was as follows (in thousands):

Nonoperating (Expense) Income, net
Nine Months Ended	Percentage of	Nine Months Ended	Percentage of	Increase/	Percentage
March 27, 2011	Net Revenues	March 28, 2010	Net Revenues	(Decrease)	Points Change

$(9,794)	(3)%	$140	—	$(9,934)	(3)%
     Our nonoperating (expense) income, net, for the nine months ended March 27, 2011 compared to the nine months ended March 28, 2010 decreased approximately $9.9 million, or 7,096%. The decrease in nonoperating income was primarily due the impairment of our equity investment in a privately-held company of approximately $9.2 million during the nine months ended March 27, 2011. During the nine months ended March 27, 2011, the business climate of the privately-held company deteriorated significantly as the technology was no longer expected to be designed into customer products and was determined to be other than temporary and thus, the fair value of the privately-held company was deemed to be zero. As a result, the entire investment of approximately $9.2 million in the privately-held company was impaired.
     Income Taxes. Income taxes were as follows (in thousands):

Income Taxes
Nine Months Ended	Percentage of	Nine Months Ended	Percentage of	Increase/	Percentage
March 27, 2011	Net Revenues	March 28, 2010	Net Revenues	(Decrease)	Points Change

$17,799	5%	$(20,839)	(7)%	$38,638	12%
Our effective tax rate was approximately 36% for the nine months ended March 27, 2011 compared to a benefit of approximately 397% for the nine months ended March 28, 2010. During the nine months ended March 27, 2011, one of our domestic entities entered into a platform contribution transaction with an international subsidiary to license the recently acquired ServerEngines technology, resulting in an increase in U.S. income taxes of approximately $36.9 million. The remaining increase was primarily due to a decrease in tax benefits from a non-recurring tax benefit in the prior year of approximately $5.7 million related to domestic production activities deductions for amended tax returns for 2005 through 2007, an increase in taxes of approximately $5.1 million from non-deductible stock-based compensation expense for contingent shares related to the ServerEngines acquisition, a decrease in tax benefits due to a non-recurring tax benefit in the prior year of approximately $4.0 million related to the stock option exchange program, and an increase in taxes of approximately $1.5 million due to non-deductible impairment charges. The increase in taxes was partially offset by an increase in tax benefits of approximately $12.0 million due to a change in the geographic mix of taxable income between domestic and foreign jurisdictions combined with an increase of approximately $3.8 million in tax benefits from Federal research credits due to a retroactive extension of the Federal research credit in December 2010 as part of the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010. These tax items may not recur in future periods.
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
     Goodwill. Goodwill is not amortized, but instead is tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that goodwill might be impaired. Management considers our business as a whole to be its reporting unit for purposes of testing for impairment. This impairment test is performed annually during the fourth fiscal quarter. As of March 27, 2011, the fair value of the reporting unit substantially exceeded its carrying value.
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
     A preliminary purchase price allocation was recorded during the nine months ended March 27, 2011 related to the ServerEngines acquisition that was completed on August 25, 2010, adding approximately $85.7 million to goodwill. We will continue to monitor whether there are potential indicators of impairment.
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
Liquidity and Capital Resources
     At March 27, 2011, we had approximately $233.1 million in working capital and approximately $182.8 million in cash and cash equivalents and current investments. At June 27, 2010, we had approximately $357.1 million in working capital and approximately $294.8 million in cash and cash equivalents and current investments. We maintain an investment portfolio of various security holdings, types, and maturities. We invest in instruments that meet credit quality standards in accordance with our investment guidelines. We limit our exposure to any one issuer or type of investment with the exception of U.S. Government issued or U.S. Government sponsored entity securities. Our investments consisted mostly of term deposits, fixed income securities and corporate bonds as of March 27, 2011 and we did not hold any auction rate securities or direct investments in mortgage-backed securities. We have primarily funded our cash needs from continuing operations. As part of our global initiatives, we currently plan to continue our strategic investment in research and development, sales and marketing, capital equipment, and facilities. We may also consider internal and external investment opportunities in order to achieve our growth and market leadership goals, including licensing and joint-development agreements with our suppliers, customers, and other third parties.

     In early August 2008, our Board of Directors authorized a plan to repurchase up to $100.0 million of our outstanding common stock. In April 2009, upon receipt of an unsolicited takeover proposal and related tender offer of Broadcom Corporation to acquire us, our Board of Directors elected to temporarily suspend any activity under the share repurchase plan. In light of Broadcom allowing its tender offer to expire on July 14, 2009, Emulex’s Board of Directors elected to reactivate the $100.0 million share repurchase plan effective July 15, 2009. As of March 27, 2011, the Company has repurchased 6.1 million shares of its common stock for an aggregate purchase price of approximately $58.3 million or an average of $9.55 per share under this plan, of which approximately 4.1 million shares for an aggregate purchase price of approximately $40.1 million or an average of $9.76 was purchased during the nine months ended March 27, 2011.
     We believe that our existing cash and cash equivalents, current investments, and anticipated cash flows from operating activities will be sufficient to support our working capital needs and capital expenditure requirements for at least the next 12 months. We currently do not have any outstanding lines of credit or other borrowings.
     Cash provided by operating activities during the nine months ended March 27, 2011 was approximately $27.6 million compared to approximately $41.8 million during the nine months ended March 28, 2010. The current period cash provided by operating activities was primarily due to a net loss of approximately $67.6 million before adjustments for share-based compensation expense of approximately $31.4 million, amortization of intangible assets of approximately $31.6 million, depreciation and amortization of property and equipment of approximately $15.9 million, impairment of strategic investment of approximately $9.2 million, and in-process research and development impairment of approximately $6.0 million. The remaining increase in cash was primarily due to an increase in prepaid expenses and other assets of approximately $12.5 million, and an increase in income taxes payable and prepaid taxes of approximately $10.1 million, partially offset by a decrease in accounts payable, accrued liabilities, and other liabilities of approximately $8.9 million, a decrease in accounts and other receivables of approximately $6.8 million, and a decrease in inventories of approximately $3.9 million.
     Cash used in investing activities during the nine months ended March 27, 2011 was approximately $35.0 million compared to approximately $64.0 million during the nine months ended March 28, 2010. The current period usage of cash was primarily due to payments to the shareholders of ServerEngines in connection with the acquisition of approximately $53.1 million, net of cash acquired, purchases of property and equipment of approximately $16.0 million, payment pursuant to a licensing arrangement with a third party of approximately $4.0 million, partially offset by maturities of investments that were not reinvested.
     Cash used in financing activities for the nine months ended March 27, 2011 was approximately $66.8 million compared to approximately $18.5 million for the nine months ended March 28, 2010. The current period usage of cash was primarily due to the purchase of treasury stock of approximately $40.1 million and the retirement of debt to the founders of ServerEngines in connection with the acquisition of approximately $26.9 million.
     We have disclosed outstanding legal proceedings in Note 9 to our condensed consolidated financial statements. Although we cannot be certain of the outcome of any litigation, we currently believe the final resolution of outstanding litigation will not have a material adverse effect on the Company’s liquidity or capital resources.
     The following summarizes our contractual obligations as of March 27, 2011 and the effect such obligations are expected to have on our liquidity in future periods. The estimated payments reflected in this table are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those reflected in the table.

	Payments Due by Period
	(in thousands)
		Remaining
	Total	2011	2012	2013	2014	2015	Thereafter

Leases (1)	$11,257	$1,712	$4,945	$2,434	$476	$349	$1,341
Purchase commitments	54,750	54,750	—	—	—	—	—
Other commitments (2)	7,967	3,409	4,557	1	—	—	—

Total	$73,974	$59,871	$9,502	$2,435	$476	$349	$1,341

(1)	Lease payments include common area maintenance (CAM) charges.

(2)	Consists primarily of commitments for non-recurring engineering services of approximately $6.6 million but excludes approximately $35.4 million of liabilities for uncertain tax positions for which we cannot make a reasonably reliable estimate of the period of payment.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
     Our cash and cash equivalents are not subject to significant interest rate risk due to their short terms to maturity. As of March 27, 2011, the carrying value of our cash and cash equivalents approximated fair value.
     As of March 27, 2011, our investment portfolio of approximately $8.0 million consisted primarily of term deposits, fixed income securities, and corporate bonds. We have the positive intent and ability to hold these securities to maturity. We did not hold any auction rate securities or direct investments in mortgage-backed securities as of March 27, 2011.
     The fair market value of our investment portfolio is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of March 27, 2011, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows. However, if interest rates decreased and securities within our portfolio were re-invested in securities with lower interest rates, interest income would decrease in the future.
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
     There were no changes in our internal control over financial reporting that occurred during the three months ended March 27, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     On May 26, 2010, Broadcom Corporation filed a separate patent infringement lawsuit against the Company in the United States District Court in the Central District of California. The 2010 lawsuit asserts that certain Emulex products are infringing on a Broadcom patent covering certain data and storage networking technologies. Broadcom seeks a judgment for damages, injunctive relief, and an award of attorneys’ fees and costs. On June 30, 2010, the Judge stated that the 2009 and 2010 patent cases would be consolidated into a single lawsuit. On October 14, 2010, the Court issued an order on the parties’ joint stipulation dismissing three patents from the case. On November 1, 2010, the Court issued an order allowing Broadcom to make infringement assertions against additional Emulex products. In a Court ruling dated December 17, 2010, there are interpretations of certain terms contained in the claims of the patents being asserted by Broadcom. On February 22, 2011, the Court issued an order on the parties’ joint stipulation dismissing one patent from the case (leaving 8 patents in the case). The status of this matter does not allow management of the Company to determine whether a loss will occur or estimate the range of such a loss. Accordingly, management has determined that a potential loss is not probable and no amount has been accrued.
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
Item 1A. Risk Factors
Any failure to successfully operate our business integrated with our recent acquisition of ServerEngines Corporation (ServerEngines) and any failure to successfully integrate future strategic acquisitions could adversely affect our business.
     Our future performance will depend in part on whether we can successfully operate our business integrated with our recently acquired ServerEngines business in an effective and efficient manner. Integrating our business with ServerEngines business will be a complex, time-consuming and expensive process and involve a number of risks and uncertainties. In addition, in order to position ourselves to take advantage of growth opportunities, we have made, and may continue to make, other strategic acquisitions that involve significant risks and uncertainties. The risks and uncertainties relating to the ServerEngines acquisition and future acquisitions include, but are not limited to:
•	The difficulty in integrating any newly acquired businesses and operations in an efficient and effective manner;

•	The challenges in achieving strategic objectives, cost savings and other benefits expected from the ServerEngines acquisition and any future acquisitions;

•	The risk of diverting our resources and the attention of our senior management from the operations of our business;

•	Additional demands on management related to the increase in the size and scope of our company following the acquisition;

•	The risk that our markets do not evolve as anticipated and the technologies acquired do not prove to be those needed to be successful in those markets;

•	Difficulties in combining corporate cultures;

•	Difficulties in the assimilation and retention of key employees;

•	Difficulties in maintaining relationships with present and potential customers, distributors and suppliers of the acquired business;

•	Costs and expenses associated with any undisclosed or potential liabilities of ServerEngines or any future acquired business;

•	Difficulties in converting the acquired business information systems to our systems;

•	Delays, difficulties or unexpected costs in the integration, assimilation, implementation or modification of platforms, systems, functions, technologies and infrastructure to support the combined business, as well as maintaining uniform standards, controls (including internal accounting controls), procedures and policies;

•	The risk that the returns on acquisitions will not support the expenditures incurred to acquire such businesses or the capital expenditures needed to develop such businesses;

•	The risks of entering markets in which we have less experience;

•	Unknown defects of an acquired company’s products or assets that may not be identified due to the inherent limitations involved in the due diligence process of an acquisition; and

•	The risks of potential disputes concerning indemnities and other obligations that could result in substantial costs.
     Mergers and acquisitions are inherently risky and subject to many factors outside of our control, and we cannot be certain that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. We do not know whether we will be able to successfully integrate the businesses, products, technologies or personnel that we might acquire in the future or that any strategic investments we make will meet our financial or other investment objectives. Any failure to do so could significantly harm our business, financial condition and results of operations. Even if we are able to integrate any future acquisition successfully, this integration may not result in the realization of the full benefits of synergies, cost savings, revenue enhancements, growth, operational efficiencies and other benefits that we expect. We cannot assure you that we will successfully integrate any future acquisition with our business or achieve the desired benefits from the ServerEngines acquisition or any future acquisition within a reasonable period of time or at all.
     Furthermore, to complete future acquisitions we may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could cause our earnings per share to decline.

Third party claims of intellectual property infringement could adversely affect our business.
     We believe that our products and technology do not infringe on the intellectual property rights of others or upon intellectual property rights that may be granted in the future pursuant to pending applications. We occasionally receive communications from third parties alleging patent infringement, and there is always the chance that third parties may assert infringement claims against us. We are entering technology markets where we have not participated before, and where there are entrenched incumbents, and where our entrance into the market is disruptive and may cause such incumbents to assert infringement claims in order to deter our competition. Any such claims, with or without merit, could result in costly litigation, cause product shipment delays, result in temporary restraining orders or injunctions concerning the sale of products in certain countries, require the redesign of products to design around asserted claims, require us to indemnify customers, or require us to enter into royalty or licensing agreements, which may or may not be available. Any such claims, with or without merit, may cause customers to be deterred from purchasing products from us. We have obtained contractual commitments from our suppliers concerning the defense and indemnification of claims relating to certain technology provided by such suppliers, but we cannot be certain that such defense and indemnification obligations will be promptly honored by such suppliers. Furthermore, we have in the past obtained, and may be required in the future to obtain, licenses of technology owned by other parties. We cannot be certain that the necessary licenses will be available or that they can be obtained on commercially reasonable terms. We have participated in technology standardization activities which provide for licenses being available on reasonable and non-discriminatory terms, but we cannot be certain that such licenses will actually and promptly be made available to us. If we were to fail to obtain such royalty or licensing agreements in a timely manner and on reasonable terms, our business, results of operations, and financial condition could be materially adversely affected.
     Broadcom has filed a consolidated patent infringement suit against us, which currently alleges that we are infringing eight Broadcom patents covering certain data and storage networking technologies. Ongoing lawsuits, such as the action brought by Broadcom, present inherent risks, any of which could have a material adverse effect on our business, financial condition, or results of operations. Such potential risks include continuing expenses of litigation, risk of loss of patent rights and/or monetary damages, risk of injunction against the sale of products incorporating the technology in question, counterclaims, attorneys’ fees, and diversion of management’s attention from other business matters. See “Legal Proceedings” in Item 1, Part I of this Form 10-Q.
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
     We rely almost exclusively on OEMs and sales through distribution channels for our revenue. For the three and nine months ended March 27, 2011, respectively, we derived approximately 87% and 86% of our net revenues from sales to OEM customers and approximately 13% and 14% from sales through distribution. Furthermore, as some of our sales through distribution channels consist of OEM products, OEM customers effectively generated approximately 92% of our revenue for both the three and nine months ended March 27, 2011. Moreover, direct sales to our top five customers accounted for approximately 61% and 62% of our net revenues for the three and nine months ended March 27, 2011, respectively. Direct and indirect sales to our top five customers (including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties) accounted for approximately 75% and 77% of our net revenues for the three and nine months ended March 27, 2011, respectively. If we are unable to retain our current OEM and distributor customers or to recruit additional or replacement customers, our business, results of operations, and financial condition could be materially adversely affected.
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
     The markets for our products are characterized by rapidly changing technology, evolving industry standards, and the frequent introduction of new products and enhancements. Our future success depends in large part on our ability to enhance our existing products and to introduce new products on a timely basis to meet changes in customer preferences and evolving industry standards. Currently, new and proposed technologies such as eight and 16 Gb/s Fibre Channel solutions; Cloud Computing; Enterprise Flash Drives (EFDs) or Solid State Drives (SSDs); FCoE; Enhanced Ethernet; 10GbE, 40GbE, and 100GbE solutions; low latency Ethernet solutions; Data Center Ethernet; Infiniband; iSCSI; PCI-X 3.0; PCI Express 3.0; PCI Express Advanced Switching; SATA; SAS; and Remote Direct Memory Access (RDMA) over Converged Ethernet (RoCE); are in development by many companies and their ultimate acceptance and deployment in the market is uncertain. We are developing some, but not all of these technologies, and we cannot be sure that the technologies we chose to develop will achieve market acceptance, or that technologies that we chose not to develop will be available to purchase or license from third parties or will be immaterial to our business. Furthermore, if our products are not available in time for the qualification cycle at an OEM, we may be forced to wait for the next qualification cycle, which is typically three years if at all. In addition, new products and enhancements developed by us may not be backwards compatible to existing equipment already installed in the market. If we are unable, for technological or other reasons, to develop new products, enhance or sell existing products, or consume raw materials in a timely and cost effective manner in response to technological and market changes, our business, results of operations, and financial condition may be materially adversely affected.
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
     Our EMS providers procure and manage most of the components used in our board or box level products; therefore, we face third party risks associated with ensuring product availability. Further, an adverse inventory management control issue by one or more of our third party suppliers could have a material adverse effect on our business, results of operations, and financial condition. We also purchase ASIC components from sole source suppliers, including LSI Corporation, Marvell Technology Group Ltd., Intel Corporation, Renesas Electronics America Inc., and Toshiba Corporation, who in turn rely on a limited number of their suppliers to manufacture ASICs, all of which create risks in assuring such component availability.
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
For the three and nine months ended March 27, 2011, respectively, sales in the United States accounted for approximately 30% for both periods of our total net revenues, sales in Asia Pacific accounted for approximately 53% and 49% of our total net revenues, sales in Europe, Middle East, and Africa accounted for approximately 15% and 19% of our total revenue, and sales in the rest of the world accounted for approximately 2% for both periods of our total net revenues based on billed-to address. We expect that our sales will continue to increase outside of the United States as our customers are migrating towards using contract manufacturers located internationally, predominantly in Asia Pacific. However, because we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our sales may not be reflective of the geographic mix of end-user demand or installations. All of our sales are currently denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. In addition, an increasing amount of our expenses will be incurred in currencies other than U.S. dollars and as a result, we will be required from time to time to convert currencies to meet our obligations. Additionally, our suppliers are increasingly located outside of the U.S., and a significant portion of our products is produced at our EMS providers’ production facilities in Thailand, Malaysia, and China. Furthermore, in connection with the reorganization of our international subsidiaries, we established a company in Ireland, and a significant portion of our sales and operations will now also occur in countries outside of the U.S. As a result, we are subject to the risks inherent in international operations. Our international business activities could be affected, limited or disrupted by a variety of factors, including, but not limited to:
•	Imposition of or changes in governmental controls, taxes, tariffs, trade restrictions, and regulatory requirements to our current or future operations;

•	Import and export restrictions;

•	Loss of tax benefits or increases in tax expenses;

•	Taxation in multiple jurisdictions;

•	Longer accounts receivable payment cycles;

•	Changes in the value of local currencies relative to our functional currency;

•	Potential restrictions on transferring funds between countries and difficulties associated with repatriating cash generated or held outside of the U.S. in a tax-efficient manner;

•	Costs and risks of localizing products for international countries;

•	Fluctuations in freight costs and potential disruptions in the transportation infrastructure for our products and components;

•	Natural disasters;

•	Difficulty maintaining management oversight and control of remote locations;

•	The increased travel, infrastructure, accounting, and legal compliance costs associated with multiple international locations;

•	Political instability, war, or terrorism; and

•	General economic and social conditions within international countries.
     All of these factors could harm future sales of our products to international customers or production of our products outside of the United States, and have a material adverse effect on our business, results of operations, and financial condition.
Our stock price is volatile, which has and may result in lawsuits against us and our officers and directors.
     The stock market in general and the stock prices in technology based companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. For example, during calendar year 2011 through March 27, 2011, the closing sales price of our common stock ranged from a low of $9.93 per share to a high of $12.76 per share. Factors that could have a significant impact on the market price of our stock include, but are not limited to, the following:
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
Our results can be adversely affected by unforeseen events, such as natural disasters or catastrophic events.
Unforeseen events, such as natural disasters or catastrophic events, can adversely impact our revenues and product supply chain. Natural disasters such as hurricanes, tsunamis, and earthquakes, such as the earthquake off the coast of Japan in March 2011 and the resulting tsunami, can disrupt manufacturing operations of our customers or the downstream suppliers that are located in Japan, resulting in lost revenue opportunities in the near term and/or long term.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In early August 2008, our Board of Directors authorized a plan to repurchase up to $100.0 million of our outstanding common stock. In April 2009, upon receipt of an unsolicited takeover proposal and related tender offer from Broadcom Corporation to acquire us, our Board of Directors elected to temporarily suspend any activity under the share repurchase plan. In light of Broadcom allowing its tender offer to expire on July 14, 2009, Emulex’s Board of Directors elected to reactivate the $100.0 million share repurchase plan effective July 15, 2009. Through March 27, 2011, the Company has repurchased approximately 6.1 million shares of its common stock for an aggregate purchase price of approximately $58.3 million or an average of $9.55 per share under this plan. We may repurchase shares from time-to-time in open market purchases or privately negotiated transactions. The share repurchases will be financed by available cash balances and cash from operations.
Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
	Total Number	Average	Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased under the
Period	Purchased	per Share	Or Programs	Plans or Programs
December 27, 2010 — January 23, 2011	—	—	—	$41,678,152
January 24, 2011 — February 20, 2011	—	—	—	$41,678,152
February 21, 2011 — March 27, 2011	—	—	—	$41,678,152

Total	—	—	—	$41,678,152

Sales of Unregistered Securities
There were no sales of unregistered securities for the three months ended March 27, 2011.

Item 6. Exhibits

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit 3.3	Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 2, 2009).

Exhibit 3.4	Amended and Restated Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of Emulex Corporation, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 16, 2009.

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 4, 2011

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