Form 10-K
period 2011-07-03
EMULEX CORP /DE/
filed 2011-08-23
CIK 350917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 3, 2011
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on the New York Stock Exchange on December 23, 2010, which was the last trading day of the second quarter of fiscal 2011, of $11.83 was $1,030,529,270.

As of August 16, 2011, the registrant had 88,307,433 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2011 Annual Meeting of Stockholders expected to be held on November 29, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

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

Actual future results could differ materially from those described in the forward-looking statements as a result of a variety of factors, including those discussed in the section entitled “Risk Factors” in Part I, Item 1A, “Legal Proceedings” in Part I, Item 3, Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K included elsewhere herein. We expressly disclaim any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances. We wish to caution readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These factors include the ability to realize the anticipated benefits of the acquisition of ServerEngines Corporation (ServerEngines) on a timely basis or at all, and the Company’s ability to integrate the technology, operations and personnel of ServerEngines into its existing operations in a timely and efficient manner. In addition, we have and will incur charges associated with the acquisition of ServerEngines. The fact that the economy generally, and the technology and storage segments specifically, continue to be in a state of uncertainty makes it difficult to determine if past experience is a good guide to the future and makes it impossible to determine if markets will grow or shrink in the short term. The current economic downturn and the resulting disruptions in world credit and equity markets that are creating economic uncertainty for our customers and the storage networking market as a whole has and could continue to adversely affect our revenues and results of operations. Furthermore, the effect of any actual or potential unsolicited offers to acquire us may have an adverse effect on our operations. As a result of this uncertainty, we are unable to predict our future results with any accuracy. Other factors affecting these forward-looking statements include but are not limited to the following: faster than anticipated decline in the storage networking market, slower than expected growth of the converged networking market or the failure of our Original Equipment Manufacturer (OEM) customers to successfully incorporate our products into their systems; our dependence on a limited number of customers and the effects of the loss of, or decrease or delays in orders by, any such customers, or the failure of such customers to make timely payments; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of our or our OEM customers’ new or enhanced products; costs associated with expansion into new areas of the storage technology market; the variability in the level of our backlog and the variable and seasonal procurement patterns of our customers; any inadequacy of our intellectual property protection or the potential of third-party claims of infringement and any related indemnity obligations or adverse judgments; impairment charges, including but not limited to goodwill, intangible assets, and equity investments recorded under the cost method; changes in tax rates or legislation; the effects of acquisitions; the effects of terrorist activities, natural disasters, such as the earthquake and resulting tsunami off the coast of Japan in March 2011, and any resulting disruption in our supply chain or customer purchasing patterns or any other resulting economic or political instability; the highly competitive nature of the markets for our products as well as pricing pressures that may result from such competitive conditions; the effects of changes in our business model to separately charge for software; the effect of rapid migration of customers towards newer, lower cost product platforms; possible transitions from board or box level to application specific integrated circuit (ASIC) solutions for selected applications; a shift in unit product mix from higher-end to lower-end or mezzanine card products; a faster than anticipated decrease in the average unit selling prices or an increase in the manufactured cost of our products; delays in product development; our reliance on third-party suppliers and subcontractors for components and assembly; our ability to attract and retain key technical personnel; our ability to benefit from our research and development activities; our dependence on international sales and internationally produced products; changes in accounting standards; and the potential effects of global warming and any resulting regulatory changes on our business. These and other factors could cause actual results to differ materially from those in the forward-looking statements and are discussed elsewhere in this Annual Report on Form 10-K, in our other filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

PART I

All references contained in this Annual Report on Form 10-K to years refer to our fiscal years ended July 3, 2011, June 27, 2010, and June 28, 2009, as applicable, unless the calendar year is specified. References to “Emulex,” the “Company,” the “Registrant,” “we,” “our” and “us,” refer to Emulex Corporation and its subsidiaries.

Item 1.	Business.

Introduction and Company History

Emulex is a global provider of a broad range of network convergence solutions that intelligently connect servers, storage, and networks within the data center. The Company’s product portfolio of Host Bus Adapters (HBAs), Converged Network Adapters (CNAs), Network Interface Cards (NICs), mezzanine cards for blade servers, Application Specific Integrated Circuits (ASICs), embedded storage bridges, routers, and switches, Input/Output Controllers (IOCs), and connectivity management solutions are proven, tested and trusted by the world’s largest and most demanding Information Technology (IT) environments.

Emulex was organized as a California corporation in 1979 and changed its state of incorporation from California to Delaware in 1987. The Company completed its initial public offering in 1981 and additional public offerings of our common stock in 1983 and 1989. Emulex’s common stock trades on the New York Stock Exchange (NYSE) under symbol ELX.

The Company’s corporate headquarters are located at 3333 Susan Street, Costa Mesa, California 92626, and our telephone number is (714) 662-5600. Our Internet address is www.emulex.com. Our periodic and current reports filed with or furnished to the Securities and Exchange Commission (SEC) pursuant to the requirements of the Securities and Exchange Act of 1934 are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.

Industry Protocols Overview

Fibre Channel

Beginning in the late 1990’s, Fibre Channel emerged as the first storage networking technology to be widely adopted by the world’s leading server and storage systems manufacturers and is now available in two, four, and eight gigabit per second (Gb/s) solutions. In addition, we are currently shipping sample 16 Gb/s Fibre Channel HBAs to our customers for qualification and expect these 16 Gb/s solutions to be generally available before the end of calendar 2012. Initially used primarily in the supercomputing field, Fibre Channel offered the connectivity, distance, and scalability benefits of networking architectures combined with the high performance and low latency needed for input/output (I/O) intensive applications. Its advanced capabilities enabled new architectures such as Storage Area Networks (SANs) which connect multiple host computers to one or more storage arrays. Additionally, Fibre Channel has been deployed within storage arrays to provide internal connectivity for disk drives, enabling enhanced performance and greater scalability.

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

Additionally, Network Attached Storage (NAS) appliances have gained acceptance in the storage marketplace. The NAS architecture offers an easily deployable and scalable storage solution. In high-end environments characterized by NAS file delivery to servers, a SAN may be deployed behind a NAS, making NAS and SAN solutions complementary. The majority of NAS and SAN solutions installed today are delivered to end users via integrated systems solutions offered by storage and computer system Original Equipment Manufacturers (OEMs).

Internet SCSI

The Internet Small Computer System Interface (iSCSI) protocol, ratified by the Internet Engineering Task Force (IETF) in 2003, brought storage area networks within the reach of small and midsized businesses. The protocol encapsulates native Small Computer System Interface (SCSI) commands using Transmission Control Protocol over Internet Protocol (TCP/IP) and transmits the packets over the Ethernet network infrastructure. The range of iSCSI connectivity solutions spans simple Ethernet Network Interface Cards (NICs) that are commonly used for Ethernet LAN applications, up to high performance 10 Gb/s Ethernet (10GbE) NICs that offer full protocol processing offload from the host computer. The emergence of 10GbE addresses the issue of bandwidth and latency issues of one Gb/s Ethernet and is laying the foundation for more widespread adoption of network convergence in the data center.

Internet Protocol (IP) and Fibre Channel Over Ethernet (FCoE)

There are two key standards in the FCoE CNA market that have been developed by the International Committee for Information Technology Standards (INCITS) T11.3 working group, one for host-based CNAs and one for 10GbE networking, both of which are finalized. A complementary standard, DCBX (Data Center Bridging), which covers multi-hop switching (IEEE 802.1Qaz), is still going through the approval process at draft level 1.6 and was issued on June 20, 2010. FCoE combines the efficiency and enterprise hardened features of the Fibre Channel protocol with the ubiquity of an Ethernet network, while leveraging the robust storage management software and tools available with Fibre Channel. FCoE transports native Fibre Channel frames over a “no drop” or lossless Ethernet infrastructure, allowing existing Fibre Channel SAN management tools, skills, and processes to remain intact. It allows an evolutionary approach towards I/O consolidation by preserving all Fibre Channel constructs, maintaining the same latency, security, and traffic management attributes of Fibre Channel while preserving investments in Fibre Channel drivers, tools, training, and SANs. The main value proposition of FCoE is, therefore, the ability to streamline server connectivity using lossless Ethernet while protecting the substantial investments made in Fibre Channel SANs over the past 15 years.

The emergence of FCoE is accelerating the adoption of Ethernet as the medium of network convergence. The Emulex OneConnect Universal CNA (UCNA) combines the functionality of industry standard NICs with Emulex’s industry leading Fibre Channel HBAs to seamlessly converge the traffic over a shared lossless Ethernet network. Emulex’s UCNAs deliver the latest stateless offloads and dynamic bandwidth allocation to maximize performance.

Next Generation Data Center

Data centers are on the cusp of a major transformation at every level of the infrastructure. The combination of high bandwidth demand, increasing server sprawl and the need for more adaptive networking infrastructure are at the heart of today’s networking challenge. Data center managers are being challenged to keep pace with unrelenting growth — trying to deliver the applications necessary to run their businesses, while using a finite amount of resources. The data center has transitioned from a single application per server model to a virtualized server environment with shared applications on a single physical Central Processing Unit (CPU). It is now evolving into a fully abstracted model where all IT resources are virtualized and the physical hardware layer is easily interchanged and upgraded. As IT services, servers, storage and core data center infrastructure evolve into adaptive and on-demand paradigms, networking and connectivity solutions need to evolve and provide seamless integration across the global enterprise.

In response to these challenges and opportunities, Emulex introduced its Emulex Connect Architecturetm (ECA), which is a three-year technology roadmap that meets network connectivity for today and tomorrow. This architecture is driven by cloud connectivity, virtual network, dramatic growth in storage and emerging requirements for network convergence. It delivers highly scalable solutions that meet key intercept windows for 16Gb/s Fibre Channel and 40 Gigabit/sec Ethernet (40GbE) and 100 Gigabit/sec Ethernet (100GbE).

The ECA encompasses five fundamental capabilities.

Connectivity for cloud and virtual data centers:  The ECA is designed to meet the network services and management requirements for cloud and virtual data centers.

Virtual network services and management:  Virtual network services implies support of new and evolving virtual I/O standards, including: Single Root I/O Virtualization (SR-IOV), Virtual Ethernet Bridge (VEB) and Virtual Ethernet Port Aggregator (VEPA).

Flexible multi-fabric protocol engines:  Convergence is a key technology for Emulex because the ability to consolidate storage and network traffic over a single 10 Gigabit/sec Ethernet (10GbE) wire over time will be one of the fundamental deployment models of the future. Convergence lowers capital expenses (CAPEX) and operational expenses (OPEX), by saving money on adapters, switches, power and cooling.

However, the reality is that not all data centers are the same. The most common model today is the use of a Fibre Channel SAN for storage traffic and Ethernet LAN for network traffic. The ECA also includes a third model of convergence, the multi-fabric model, where both Ethernet and Fibre Channel are supported in the same name network device.

Scalable performance and virtual devices:  With the maturity of virtualization and the ever-increasing scalability of server technology, the ECA provides a high degree of scalability, enabling not only eight or 32 virtual devices on an individual card, but I/O connectivity surpassing 250 virtual devices.

Emulex enterprise-class reliability:  Enterprise-class reliability goes hand-in-hand with a highly virtualized deployment model for industrial-strength dependability and security.

The ECA goes beyond standard Error Correcting Code (ECC) and parity to new data integrity features, such as support of the T10-PI standard. Emulex BlockGuard tm technology ensures the integrity of user data as it is transferred from the application throughout the SAN, eliminating silent data corruption, which can happen when applications read from or write to storage devices.

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

Integrated Baseboard Management Controllers

Baseboard management controllers (BMCs) are at the heart of reducing costs associated with managing servers. Emulex’s Pilot family of “integrated” BMC (iBMC) solutions revolutionized the industry by integrating the BMC, Super I/O, Graphics controller and Remote Keyboard, Video, Mouse and Storage (KVMS) functionality into a single ASIC, providing significant cost savings to data center managers. Like a standard BMC, when embedded in a server system or appliance, the iBMC simplifies the management of the remote server systems and appliances, whether physical or virtual servers, thereby reducing operational costs.

Our Products

We are a leading designer, developer and supplier of HBAs, CNAs, NICs, mezzanine cards, Pass-Through Modules (PTM), embedded storage switches, embedded bridges, embedded routers, I/O ASICs, SOC ASICs, iBMCs and connectivity management solutions that enhance access to, and storage of, electronic data and applications. In fiscal 2004, the acquisition of Vixel Corporation (Vixel) enabled us to enter the embedded storage market. In fiscal 2006, the acquisition of Aarohi Communications, Inc. (Aarohi) facilitated the addition of intelligent data center infrastructure products such as our CNAs. In fiscal 2007, we broadened our embedded footprint adding embedded storage bridges and routers with the acquisition of Sierra Logic, Inc. (Sierra Logic). In fiscal 2009, we entered into a multi-year partnership (including a multi-year joint development and supply agreement) with ServerEngines Corporation (ServerEngines) to deliver converged networking solutions. On August 25, 2010, we acquired ServerEngines. The combination of Emulex and ServerEngines’ technology creates a unique offering that delivers a foundation for converged networking solutions, including adapters, mezzanine cards, LAN on Motherboard (LOM) and iBMC solutions.

Leveraging our expertise and experience in networking and I/O technology, we have approached the storage market opportunity with a networking perspective to maximize the performance and management capabilities of our solutions. We believe the performance of our products is among the highest in the industry. Furthermore, our products support high performance connectivity features to enhance data integrity. Lastly, our products offer investment protection for our OEM customers, who often develop specialized software to interface to our adapters, as we have maintained a stable application programming interface (API) since our first generation of HBAs was introduced in 1996. More recently, we have expanded the functionality in our products to deliver high availability and remote centralized management that may be embedded in OEM and independent software vendors (ISV) SAN management products.

Host Server Products

Our Host Server Products include the development of chip level and board level server-based I/O adapters including HBAs, UCNAs, and mezzanine cards that connect servers and storage to networks using a variety of industry standard products. Our products support IP and storage networking, including TCP/IP, iSCSI, NAS, Fibre Channel, and FCoE. HSP include LightPulse® HBAs, OneConnecttm UCNAs, custom form factor solutions for OEM blade servers, and ASICs. These products enable servers to efficiently connect to LANs, SANs, and NAS by offloading data communication processing tasks from the server as information is delivered and sent to the network.

Our Fibre Channel HBAs, which represent the vast majority of our product shipments, connect host computers to a Fibre Channel network. Our adapters support a wide range of operating systems and host computer system interfaces, including Peripheral Component Interconnect (PCI) and PCI Express-based platforms. Our Fibre Channel HBA offerings include single, dual, and quad port adapters at throughput speeds of two Gb/s, four Gb/s, and eight Gb/s for use in enterprise, large, medium, and small-sized organizations. In May 2011, we began shipping sample 16 Gb/s Fibre Channel HBAs to our customers for qualification and expect these 16 Gb/s solutions to be generally available before the end of calendar 2012.

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

Emulex HBAs and UCNAs are based upon our internally developed Fibre Channel and Ethernet IOCs. These IOCs can be utilized not only in NICs, HBAs and mezzanine cards, but may also be integrated directly on computer motherboards as LOMs or Universal LOMs (ULOMs) in environments where the requirements for networking and Fibre Channel connectivity are well defined, including rack servers, blade servers and mainframes.

In addition, these IOCs can be used in embedded I/O environments, such as disk and tape storage arrays and storage appliances. Revenues from these applications are included in our Embedded Storage Products.

Embedded Storage Products

Our Embedded Storage Products include the development of chip level, board level, and box level array based products that are deployed inside storage arrays, tape libraries, and other storage products to provide connectivity and protocol emulation functions. These products include embedded IOCs, I/O Processors (IOPs), SOCs, embedded bridges (FC/SATA/SAS), and embedded routers (FC/SATA/SAS). Emulex offers a variety of integrated, embedded storage networking products for enterprise storage systems that deliver improved performance, reliability and storage connectivity.

The continued demands for increased storage array capacity and system scalability, and the performance and reliability deterioration resulting from such demand have emerged as significant issues facing the storage industry. Our InSpeed® Embedded Storage Switch products are designed to be a cost effective solution to address these issues.

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

Intellectual Property

Our ability to compete depends in part upon our ability to protect our proprietary information and intellectual property. Emulex primarily relies on patent, copyright, trademark, and trade secret laws, as well as contractual agreements with our employees, customers, suppliers and consultants that include confidentiality and non-disclosure provisions for such protection. Despite these precautions, no assurance can be made that the laws of certain countries outside of United States in which our products are developed, manufactured or sold will protect our intellectual property rights and that competitors or unauthorized third parties will not otherwise be able to infringe or misappropriate our intellectual property.

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

The Company has received third party claims of intellectual property infringement in the past and is currently involved in litigation. Furthermore, there can be no assurance that Emulex will not receive additional claims of intellectual property infringement from competitors or other third parties in the future. Such litigation may result in substantial costs and diversion of resources, and may result in an injunction against the sale or distribution of our products incorporating the underlying intellectual property or require the licensing of such intellectual property from the third party initiating the lawsuit, all of which could have a material adverse effect on our business, financial condition and results of operations. See Note 11 in the accompanying notes to consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information on our current intellectual property litigation.

Engineering and Development

Emulex operates in an industry that is subject to rapid and frequent technological developments, evolving industry standards and changing customer requirements. Our ability to successfully compete in this industry is dependent upon our ability to timely design, develop and introduce products that support current and emerging industry standards that enhance the performance of storage and server networks for our customers. As a result, we plan to continue to invest in research and development activities for the foreseeable future

We maintain several design centers throughout the United States and abroad including California, Texas, Massachusetts, Washington and India. At July 3, 2011, we employed 617 engineers, other technicians, and support personnel engaged in the development of new products and the improvement of existing products. Engineering and development expenses were approximately $170.8 million, $126.9 million and $129.8 million in fiscal 2011, fiscal 2010, and fiscal 2009, respectively.

Selling and Marketing

We sell our products worldwide to OEMs, Original Design Manufacturers (ODMs), end users, and through other distribution channels including value added resellers (VARs), systems integrators, industrial distributors, direct market resellers and other resellers. As the storage and networking markets are dominated by OEMs, our focus is to use sales specialists to expand opportunities with our existing OEMs, as well as to develop new OEM and ODM relationships. However, we are also expanding our distribution efforts, leveraging worldwide distribution channels through technical distributors such as VARs and systems integrators, to complement our core OEM relationships. In some cases, OEM partners leverage the distribution channel to deliver solutions to end users, making our distribution efforts complementary with our OEM focused strategy.

During fiscal 2011, most of our revenues were derived from products based on Fibre Channel technology. Emulex’s products have been selected by many of the world’s leading server and storage providers, including Cisco Systems, Inc. (Cisco), Dell Inc. (Dell), EMC Corporation (EMC), Fujitsu Ltd. (Fujitsu), Groupe Bull (Bull), Hewlett-Packard Company (Hewlett-Packard), Hitachi Data Systems (HDS), Hitachi Limited (Hitachi), Huawei Technologies Company Ltd. (Huawei), Intel Corporation (Intel), International Business Machines Corporation (IBM), LSI Corporation (LSI), NEC Corporation (NEC), Network Appliance, Inc. (NetApp), Oracle Corporation (Oracle), Quantum Corporation (Quantum), Unisys Corporation (Unisys), and Xyratex Ltd. (Xyratex). Our distribution partners include Arrow ECS Denmark A/S (Arrow), Avnet, Inc. (Avnet), Bell Microproducts, Ltd. (Bell), Info X Distribution, LLC (Info X), Ingram Micro Inc. (Ingram Micro), Macnica Networks Corporation (Macnica), Netmarks Inc. (Netmarks), Tech Data Corporation (Tech Data), and Tokyo Electron Device Ltd. (TED).

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

We believe the competitive factors for our Host Server Products include price/performance, interoperability, reliability, scalability, silicon integration, technical support, time to market, product roadmap, and extent of the installed base. We believe that we compete favorably with respect to these factors. We also believe that we have a competitive strength in the alliances we have built with OEM distribution channels with broad industry support. Some of our other competitive advantages include our robust time-proven Fibre Channel drivers, our single chip multi protocol architecture, our workforce of highly experienced researchers and designers, and our intellectual property.

One of our largest competitors for HBA and CNA products is QLogic Corporation (QLogic). In addition, Brocade Communications Systems, Inc. (Brocade) competes in the CNA market.

In some markets, CNAs face competition from NIC/iSCSI suppliers that are supplied by established Ethernet and Fibre Channel competitors as well as new entrants, including Broadcom Corporation (Broadcom), Intel Corporation (Intel), Chelsio Communications, Inc. (Chelsio), Mellanox Technologies, Ltd. (Mellanox) and other private and public companies who have invested in various aspects of data center networking. Across all storage networking technologies, we face the threat of potential competition from new entrants into the storage networking market, including large technology companies that may develop or acquire differentiating technology and then apply their resources, including established distribution channels and brand recognition, to obtain significant market share.

We believe that the principal basis of competition for our Embedded Storage Products presently includes interoperability, reliability, scalability, price, silicon integration, performance, ability to support additional protocols such as Fiber Connectivity (FICON), technical support, and backwards compatible APIs. We believe that we compete favorably with respect to these factors. We also believe that we have a competitive strength in our close relationships with OEM customers and our OEMs’ investment in storage software.

Our Embedded Storage Products, including InSpeed, FibreSpy, bridge and routers as well as our IOCs and IOPs, compete against products supplied by LSI, Marvell Technology Group Ltd. (Marvell), Maxim Integrated Products, Inc. (Maxim), and PMC-Sierra, Inc. (PMC-Sierra). Across all embedded storage technologies, we face the threat of potential competition from new entrants into the embedded storage market, including large technology companies that may develop or acquire differentiating technology and then apply their resources, including established distribution channels and brand recognition, to obtain significant market share.

Manufacturing and Suppliers

Our products include board level assemblies that consist primarily of electronic component parts assembled on printed circuit boards (PCBs) and box level products consisting of board level assemblies, cables, and power sources contained within an enclosure. Most component parts can be purchased from two or more sources. However, some key components that we use in our products (including our ASICs) may only be available from single sources with which we may not have contracts. In addition, we design ASICs that are embedded in our assembled products and are also sold directly to OEM customers. These ASICs are typically sole-sourced and manufactured by third party semiconductor foundries. The majority of our ASICs are manufactured under the direction of LSI, using a variety of qualified semiconductor, assembly, and test suppliers. We also purchase ASICs from Marvell, Intel Corporation, Renesas Electronics America Inc., and Toshiba Corporation. In addition to hardware, we design software and firmware, which are provided as embedded programs within our hardware products.

The Company utilizes third party electronic manufacturing service (EMS) providers for the manufacturing and assembling of the majority of our products. The assembly operations required by our products are typical of the electronics industry, and no unusual methods, procedures or equipment are required. The sophisticated nature of the products, in most cases, requires extensive testing by specialized test devices operated by skilled personnel. Our providers perform this testing. However, we also maintain an internal test-engineering group for continuing support of test operations. As of July 3, 2011, we had a total of 69 regular full time manufacturing employees.

During fiscal 2011, Benchmark Electronics, Inc. (Benchmark) manufactured for us at their facility in Ayudhaya, Thailand , Venture Corporation Limited (Venture) manufactured for us at their facility in Jahor-Bahru, Malaysia and Flextronics Telecom Systems, LTD. (Flextronics) manufactured for us at their facility in Zhuhai, China. Through our continuing strategic relationships with our EMS suppliers, we believe we have a strong global manufacturing operation that supports our growing global customer base and provides us with increased supply chain efficiency, flexibility, and security.

Employees

As of July 3, 2011, we employed 972 employees as follows: 617 in engineering and development, 142 in selling and marketing, 144 in general and administrative, and 69 in manufacturing. None of our employees are represented by a labor union, and we believe our employee relations are good.

Executive Officers of the Registrant

The executive and certain other officers of the Company or its principal operating subsidiaries as of July 3, 2011 were as follows:

Name	Position	Age

Paul F. Folino(1)	Executive Chairman	66
James M. McCluney	Chief Executive Officer	60
Jeffrey W. Benck	President and Chief Operating Officer	46
Michael J. Rockenbach	Executive Vice President, Chief Financial Officer, Secretary, and Treasurer	50
Jeffery L. Hoogenboom(2)	Senior Vice President, Worldwide Sales	46
John J. Warwick(2)	Senior Vice President, Operations	46
Randall G. Wick(3)	Senior Vice President, General Counsel	57

(1)	Effective, November 29, 2011, Mr. Folino will complete his active employment with the Company and resign as Executive Chairman; however, Mr. Folino will remain available for service as Chairman of the Board of the Company.

(2)	These persons serve in the indicated capacities as SEC Section 16 officers of the Registrant, but are not officers of the Registrant or its subsidiaries, and are considered a “significant employee.”

(3)	Mr. Wick serves as an officer of the Registrant’s principal operating subsidiaries; he is not an officer of the Registrant. Also, Mr. Wick serves in the indicated capacity as a SEC Section 16 officer of the Registrant.

Mr. Folino joined the Company in May 1993 as President and Chief Executive Officer and as a Director, in July 2002 was promoted to Chairman of the Board and Chief Executive Officer, and in September 2006, became Executive Chairman. From January 1991 to May 1993, Mr. Folino was President and Chief Operating Officer of Thomas-Conrad Corporation, a manufacturer of local area networking products.

Mr. McCluney joined the Company in November 2003 as President and Chief Operating Officer, was subsequently appointed to the position of President and Chief Executive Officer in September 2006, and in August 2010, relinquished his President title but retained his Chief Executive Officer title. Prior to Emulex’s acquisition of Vixel Corporation (Vixel) in November 2003, Mr. McCluney had served as Vixel’s Chairman, President and Chief Executive Officer. From October 1997 to January 1999, Mr. McCluney served as President and Chief Operating Officer of Crag Technologies, formerly Ridge Technologies, a storage system manufacturer. From October 1994 to September 1997, Mr. McCluney served in various positions at Apple Computer, Inc., including Senior Vice President of Worldwide Operations and Vice President of European Operations.

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

We believe that our products and technology do not infringe on the intellectual property rights of others or upon intellectual property rights that may be granted in the future pursuant to pending applications. We occasionally receive communications from third parties alleging patent infringement, and there is always the chance that third parties may assert infringement claims against us. We are entering technology markets where we have not participated before, where there are entrenched incumbents, and where our entrance into the market is disruptive and may cause such incumbents to assert infringement claims in order to deter our competition. Any such claims, with or without merit, could result in costly litigation, cause product shipment delays, result in temporary restraining orders or injunctions concerning the sale of products in certain countries, require the redesign of products to design around asserted claims, require us to indemnify customers, or require us to enter into royalty or licensing agreements, which may or may not be available on commercially reasonable terms. Any such claims, with or without merit, may cause customers to be deterred from purchasing products from us. We have obtained contractual commitments from our suppliers concerning the defense and indemnification of claims relating to certain technology provided by such suppliers, but we cannot be certain that such defense and indemnification obligations will be promptly honored by such suppliers. Furthermore, we have in the past obtained, and may be required in the future to obtain, licenses of technology owned by other parties. We cannot be certain that the necessary licenses will be available or that they can be obtained on commercially reasonable terms. We have participated in technology standardization activities which provide for licenses being available on reasonable and non-discriminatory terms, but we cannot be certain that such licenses will actually and promptly be made available to us. If we were to fail to obtain such royalty or licensing agreements in a timely manner and on reasonable terms, our business, results of operations, and financial condition could be materially adversely affected.

Broadcom Corporation has filed a consolidated patent infringement suit against us, which currently alleges that we are infringing six Broadcom patents covering certain data and storage networking technologies. Ongoing lawsuits, such as the action brought by Broadcom, present inherent risks, any of which could have a material adverse effect on our business, financial condition, or results of operations. Such potential risks include continuing expenses of litigation, risk of loss of patent rights and/or monetary damages, risk of injunction against the sale of products incorporating the technology in question, counterclaims, attorneys’ fees, and diversion of management’s attention from other business matters. See “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.

The current economic downturn has resulted in a reduction in information technology spending.

The demand for our network storage products has been driven by the demand for high performance storage networking products and solutions that support enterprise computing applications, including on-line transaction processing, data mining, data warehousing, multimedia, and Internet applications. The current economic downturn and related disruptions in world credit and equity markets, as well as the related failures of several large financial institutions, have resulted in a global downturn in spending on information technology. If the downturn in the economy results in a significant downturn in the demand for such products, solutions, and applications, it will adversely affect our business, results of operations, and financial condition in the near term and possibly beyond. The adverse effects of any sustained downturn in information technology spending on our operating results may be exacerbated by our research and development investments, strategic investments and merger and acquisition activity, as well as customer service and support, which are expected to continue despite any such downturn.

Our business is highly competitive.

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

A significant portion of our business depends upon the continued growth of the networking market.

The size of our potential market is largely dependent on the overall demand for networking products and in particular upon the broadening acceptance of our converged network technologies. We believe that our investment in multi-protocol solutions that address the high performance needs of the converged networking market provides the greatest opportunity for our future revenue growth and profitability. However, the market for converged networking products may not gain broader acceptance and customers may choose alternative technologies that we are not investing in, and/or products supplied by other companies. Interest continues for other storage networking technologies such as Internet Small Computer Systems Interface (iSCSI), which may satisfy some Input/Output (I/O) connectivity requirements through standard Ethernet adapters and software at little to no incremental cost to end users. These software only iSCSI solutions compete with our Host Server Products, particularly in the low end of the market. We have also launched Converged Network Adapters (CNAs) using Fibre Channel over Ethernet (FCoE) or iSCSI protocols which may be used by the same customers impacting our Storage Area Networking revenues more than we anticipate. Furthermore, since our products are sold as parts of integrated systems, demand for our products is driven by the demand for these integrated systems, including other companies’ complementary products. A lack of demand for the integrated systems or a lack of complementary products required for these integrated systems to be deployed could have a material adverse effect on our business, results of operations, and financial condition. If the converged networking market does not grow, grows more slowly than we anticipate, declines, attracts more competitors than we expect as discussed above, or if our products do not achieve continued market acceptance, our business, results of operations, and financial condition could be materially adversely affected.

A significant portion of our revenue is generated from sales to a limited number of customers, none of which are subject to exclusive or long-term contracts.

We rely almost exclusively on OEMs and sales through distribution channels for our revenue. For the fiscal year ended July 3, 2011, we derived approximately 87% of our net revenues from sales to OEM customers and approximately 13% from sales through distribution. Furthermore, as some of our sales through distribution channels consist of OEM products, OEM customers effectively generated approximately 92% of our revenue for the fiscal year ended July 3, 2011. Moreover, direct and indirect sales to our top five customers (including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties) accounted for approximately 79% of our net revenues for the fiscal year ended July 3, 2011. If we are unable to retain our current OEM and distributor customers, recruit additional or replacement customers, or timely collect amounts due from our customers, our business, results of operations, and financial condition could be materially adversely affected.

Although we continue to expand our base of customers, we believe our revenues in the future will still be derived from a limited number of customers. As a result, to the extent that sales to any of our significant customers do not increase in accordance with our expectations or are reduced or delayed, our business, results of operations, and financial condition could be materially adversely affected.

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

Our operating results are difficult to forecast resulting in significant fluctuations quarter to quarter.

Our revenues and results of operations have varied on a quarterly basis in the past and may vary significantly in the future. Accordingly, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful, and you should not rely on such comparisons as indications of our future performance. We may be unable to maintain our current levels of growth or profitability in the future. Our revenues and results of operations are difficult to forecast and could be adversely affected in any given quarter by many factors, including, but not limited to:

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

We regularly generate a large percentage of our revenues in the last month of a quarter. Because we attempt to ship products quickly after we receive orders, we may not always have a significant backlog of unfilled orders at the start of each quarter and we may be required to book a substantial portion of our orders during the quarter in which these orders ship. Our major customers generally have no obligation to purchase forecasted amounts and may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice and without penalty. As a result, we may not be able to accurately predict our quarterly sales. Because our expense levels are partially based on our expectations of future sales, our expenses may be disproportionately large relative to our revenues, and we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any shortfall in sales relative to our quarterly expectations or any delay of customer orders would adversely affect our business, financial condition and results of operations.

Order deferrals and cancellations by our customers, declining average sales prices, changes in the mix of products sold, shortages of materials, delays in the introduction of new products and longer than anticipated sales cycles for our products have adversely affected our business, financial condition and results of operations in the past. Despite these factors, we, along with our EMS providers, maintain significant finished goods, work-in-progress and raw materials inventory to meet estimated order forecasts. If our customers purchase less than their forecasted orders or cancel or delay existing purchase orders, there will be higher levels of inventory that face a greater risk of obsolescence. If our customers choose to purchase products in excess of the forecasted amounts or in a different product mix, there might be inadequate inventory or manufacturing capacity to fill their orders.

As a result of these and other unexpected factors or developments, future operating results may be, from time to time, below the expectations of investors or market analysts, which would have a material adverse effect on our stock price.

Our industry is subject to rapid technological change.

The markets for our products are characterized by rapidly changing technology, evolving industry standards, and the frequent introduction of new products and enhancements. Our future success depends in large part on our ability to enhance our existing products and to introduce new products on a timely basis to meet changes in customer preferences and evolving industry standards. Currently, new and proposed technologies such as 16 Gb/s Fibre Channel solutions; Cloud Computing; Enterprise Flash Drives (EFDs) or Solid State Drives (SSDs); FCoE; Enhanced Ethernet; 10GbE, 40GbE, and 100GbE solutions; low latency Ethernet solutions; Data Center Ethernet; Infiniband; iSCSI; PCI-X 3.0; PCI Express 3.0; PCI Express Advanced Switching; SATA; SAS; and Remote Direct Memory Access (RDMA) over Converged Ethernet (RoCE); are in development by many companies and their ultimate acceptance and deployment in the market is uncertain. We are developing some, but not all of these technologies, and we cannot be sure that the technologies we chose to develop will achieve market acceptance, or that technologies that we chose not to develop will be available to purchase or license from third parties or will be immaterial to our business. Furthermore, if our products are not available in time for the qualification cycle at an OEM, we may be forced to wait for the next qualification cycle, which is typically three years if at all. In addition, new products and enhancements developed by us may not be backwards compatible to existing equipment already installed in the market. If we are unable, for technological or other reasons, to develop new products, enhance or sell existing products, or consume raw materials in a timely and cost effective manner in response to technological and market changes, our business, results of operations, and financial condition may be materially adversely affected.

We may be unsuccessful in our expansion into new segments of the storage and server technology market, and the costs associated with our expansion may be greater than anticipated

To remain a significant supplier of networking technologies, we will need to continue to expand the range of products and solutions offered to our OEM customers. Expansion into other areas of the storage and server technology market, whether by acquisition or through internal growth, and the resulting increases in expenditures to support these new areas may be greater than anticipated. If we fail to successfully expand into new areas of the storage and server technology market with products that we do not currently offer, and effectively address these new market opportunities, we may lose market share and revenue opportunities to our competitors. Any such loss of opportunities or any failure by us to effectively manage the costs associated with expanding into new markets may have an adverse effect on our business and financial condition.

Further, although most of our revenues have historically been derived from products based on Fibre Channel technology, we expect to continue to grow our business of offering converged networking solutions following our recent acquisition of ServerEngines. We believe that our Fibre Channel products and our converged networking solutions will, at least initially, have similar customers and other marketing requirements that should produce certain synergies and cost savings as we expand our converged network solutions business.

However, if the expansion of our converged networking solutions business does not produce the synergies and cost savings with our core Fibre Channel business that we anticipate, our marketing and other business expenses relating to our converged network solutions business could be greater than anticipated and our financial condition could be adversely affected.

The timing of migration by our customers toward emerging technologies and newer product platforms varies. Any failure of our OEM customers to keep up with rapid technological change and to successfully market and sell systems that incorporate new technologies could adversely affect our business.

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

Our customers may elect to use lower-end HBAs in higher-end environments or applications.

We supply two families of HBAs that target separate high-end, midrange and small to medium sized business user (SMB) markets. Historically, the majority of our storage networking revenues has come from our high-end server and storage solutions. In the future, increased revenues are expected to come from dual channel adapters and midrange server and storage solutions, which have lower average selling prices per port. If customers elect to utilize midrange HBAs in higher-end environments or applications, or migrate to dual channel adapters faster than we anticipate, our business and financial condition could be negatively affected.

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

Our average unit selling prices may decrease at a faster rate than we are able to realize cost reductions in our products.

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

We may experience delays in our product development cycle and the introduction of new products.

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

Emulex recently began charging separate license fees for software associated with our product offerings. The success of this strategy to generate software revenues depends on a number of factors, including:

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

While revenues recognized through fiscal 2011 have not been significant, any failure to successfully implement this new strategy could have an adverse effect on our results of operations in the future.

Our joint development activities may result in products that are not commercially successful or that are not available in a timely fashion.

We have engaged in joint development projects with customers, companies we have investments in and receivables from, and third parties in the past, and we expect to continue doing so in the future. Currently, we have investments in and commitments to various third parties related to these joint development efforts. Joint development can magnify several risks for us, including the loss of control over development of aspects of the jointly developed products and over the timing of product availability. Accordingly, we face increased risk that joint development activities will result in products that are not commercially successful or that are not available in a timely fashion. Any failure to timely develop commercially successful products through our joint development activities could have a material adverse effect on our business, results of operations, and financial condition.

We are dependent on sole source and limited source third party suppliers and electronics manufacturing service providers for our products.

We rely on third party suppliers for components and the manufacture of our products. A number of these components and products are only available from a single or limited number of suppliers. We also purchase certain components and products from single or limited suppliers and EMS providers to drive volume discounts. As a result, we have experienced delays or difficulty in securing components and finished goods in the past. Delays or difficulty in securing components or finished goods at reasonable cost may be caused by numerous factors including, but not limited to:

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

We utilize third-party EMS providers located outside the United States to manufacture and test the majority of our products. These EMS providers also procure and manage most of the components used in our board or box level products. As a result of our reliance on third-party EMS providers, we may not be able to directly control product delivery schedules and the quality of our products which could have a material adverse effect on our business, results of operations, and financial condition. If our EMS providers are unable to respond in a timely fashion to changes in customer demand, we may be unable to produce enough products to respond to sudden increases in demand, resulting in lost revenues. Alternatively, in the case of order cancellations or decreases in demand, we may be liable for excess or obsolete inventory or cancellation charges resulting from contractual purchase commitments that we have with our EMS providers. We regularly provide rolling forecasts of our requirements to our EMS providers for planning purposes, pursuant to our agreements, a portion of which is binding upon us. Additionally, we are committed to accept delivery on the forecasted terms for a portion of the rolling forecast. Cancellations of orders or changes to the forecasts provided to any of our EMS providers may result in cancellation costs payable by us. In the past, we have been required to take delivery of materials from our EMS providers that were in excess of our requirements, and we have previously recognized charges and expenses related to such excess material. We expect that we will continue to incur such costs in the future.

We also purchase ASIC components from sole source suppliers, including LSI Corporation, Marvell Technology Group Ltd., Intel Corporation, Renesas Electronics America Inc., and Toshiba Corporation, who in turn rely on a limited number of their suppliers to manufacture ASICs, all of which create risks in assuring such component availability. The inability of the Company or our EMS providers to obtain these ASIC components in sufficient quantities or in the desired time periods could delay the production and delivery of our products which, in turn, could result in lost revenue due to customer cancellations and have a material adverse effect on our business, results of operations, and financial condition.

Unsolicited takeover proposals may be disruptive to our business.

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

We have entered into Key Employee Retention Agreements with four of our current executive officers, and adopted a Change in Control Retention Plan, in which currently an additional 27 key employees participate. The participants of these retention arrangements may be entitled to severance payments and benefits, based on a period of between twelve months and two years, upon a termination of their employment by us without cause or by them for good reason in connection with a change of control of our company (each as defined in the applicable agreement or plan). These retention arrangements may not be adequate to allow us to retain critical employees during a time when a change in control is being proposed or is imminent.

We may fail to realize the anticipated benefits of our recent acquisition of ServerEngines Corporation (ServerEngines) or of future acquisitions and strategic investments.

Our future performance will depend in part on our ability to realize the anticipated benefits from acquisitions and strategic investments, and whether we can successfully integrate and operate these businesses with our existing operations in an effective and efficient manner. Integrating our operations with the ServerEngines business is a complex, time-consuming and expensive process and involves a number of risks and uncertainties. In addition, in order to position ourselves to take advantage of growth opportunities, we have made, and may continue to make, other strategic acquisitions that involve significant risks and uncertainties. The risks and uncertainties relating to the ServerEngines acquisition and future acquisitions include, but are not limited to:

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

Furthermore, to complete future acquisitions we may need to issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could cause our earnings per share to decline.

Our intellectual property protections may be inadequate.

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

We may be unable to attract, motivate or retain key managerial and technical personnel.

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

Our international business activities subject us to increased business risks.

For the fiscal year ended July 3, 2011, sales in the United States accounted for approximately 30% of our total net revenues, sales in Asia Pacific accounted for approximately 50% of our total net revenues, sales in Europe, Middle East, and Africa accounted for approximately 19% of our total revenue, and sales in the rest of the world accounted for approximately 1% of our total net revenues based on billed-to address. We expect that our sales will continue to increase outside of the United States as our customers are migrating towards using contract manufacturers located internationally, predominantly in Asia Pacific. However, because we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our sales may not be reflective of the geographic mix of end-user demand or installations. All of our sales are currently denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. In addition, an increasing amount of our expenses will be incurred in currencies other than U.S. dollars and as a result, we will be required from time to time to convert currencies to meet our obligations. Additionally, our suppliers are increasingly located outside of the U.S., and a significant portion of our products is produced at our EMS providers’ production facilities in Thailand, Malaysia, and China. Furthermore, in connection with the reorganization of our international subsidiaries, we established a company in Ireland, and a significant portion of our sales and operations will now also occur in countries outside of the U.S. As a result, we are subject to the risks inherent in international operations. Our international business activities could be affected, limited or disrupted by a variety of factors, including, but not limited to:

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

The stock market in general and the stock prices in technology based companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. For example, during calendar year 2011 through July 3, 2011, the closing sales price of our common stock ranged from a low of $8.08 per share to a high of $12.76 per share. Factors that could have a significant impact on the market price of our stock include, but are not limited to, the following:

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

Our results of operations could vary as a result of the methods, estimates, and judgments that we use in applying our accounting policies.

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations.

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

Our corporate offices, principal product development facilities, suppliers and customers are located in regions that are subject to earthquakes and other natural disasters.

Our California and Washington facilities, including our corporate offices and principal product development facilities, are located near major earthquake faults. Any disruption in our business activities, personal injury, or damage to the facilities in excess of our currently insured amounts as a result of earthquakes or other such natural disasters, could have a material adverse effect on our business, results of operations, and financial condition. In addition, natural disasters such as hurricanes, tsunamis, and earthquakes, such as the earthquake off the coast of Japan in March 2011 and the resulting tsunami, can disrupt manufacturing operations of our customers or the downstream suppliers that are located in Japan, resulting in lost revenue opportunities in the near term and/or long term.

We currently do not carry earthquake insurance. However, we do carry various other lines of insurance that may or may not be adequate to protect our business.

Our certificate of incorporation and the related provisions under Delaware law could adversely affect the performance of our stock.

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

We may be subject to theft or misuse of our electronic data, which could result in third-party claims and harm our business and results of operations.

We may experience attempts by others that try to gain unauthorized access through the Internet to our information technology systems, such as when they masquerade as authorized users or surreptitiously introduce software. These attempts, which might be the result of industrial or other espionage, or actions by hackers seeking to harm us, our products, or our end users. We seek to detect and investigate these security incidents and to prevent their recurrence, but in some cases we might be unaware of an incident or its magnitude and effects. The theft or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an incident could adversely affect our competitive position and reduce marketplace acceptance of our products; the value of our investment in research and development and marketing could be reduced; and third parties might assert against us or our customers claims related to resulting losses of confidential or proprietary information or end-user data, or system reliability. Any such event could have a material adverse effect on our business, results of operations, and financial condition.

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

We have adopted transfer-pricing procedures between our subsidiaries to regulate intercompany transfers. Our procedures call for the licensing of intellectual property, the provision of services, and the sale of products from one subsidiary to another at prices that we believe are equivalent to arm’s length negotiated pricing. We have established these procedures due to the fact that some of our assets, such as intellectual property, developed in the U.S., will be utilized among other affiliated companies. If the U.S. Internal Revenue Service (IRS) or the taxing authorities of any other jurisdiction were to successfully require changes to our transfer pricing practices, we could become subject to higher taxes and our earnings would be adversely affected. Any determination of income reallocation or modification of transfer pricing laws can result in an income tax assessment on the portion of income deemed to be derived from the U.S. or other taxing jurisdiction.

Although we believe our tax estimates are reasonable, there is no assurance that the final determination of our income tax liability will not be materially different than what is reflected in our income tax provisions and accruals. Significant judgment is required to determine the recognition and measurement attribute prescribed in the accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other foreign, state and local tax authorities. We are currently under audit by the IRS for tax returns for fiscal years 2008 and 2009 and an amended return for fiscal 2007. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

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

Furthermore, because a significant portion of our investment portfolio consists of U.S. government and U.S. government sponsored entity securities, any default by the U.S. government in its obligations or any downgrade in the rating of U.S. government securities could adversely affect the value of our investment portfolio and our overall liquidity and the liquidity of our customers.

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

Our corporate offices and principal product development facilities are currently located in approximately 180,000 square feet of buildings in Costa Mesa, California. We lease facilities in California, Colorado, Massachusetts, Texas, Washington, Bangalore, India and Hyderabad, India primarily for engineering and development and approximately 12 other remote offices throughout the world, primarily for sales. Subsequent to fiscal year 2011, we completed the consolidation and closure of certain leased facilities in Colorado and Washington.

Our future facilities requirements will depend upon our business, but we believe additional space, if required, may be obtained on reasonable terms.

Item 3.	Legal Proceedings.

The information set forth under Note 11 in the notes to the consolidated financial statements under the caption “Litigation” included in Part IV, Item 15(a) of this Annual Report on Form 10-K is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 2011.

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

	High	Low

2011
Fourth Quarter	$10.67	$8.08
Third Quarter	12.76	9.93
Second Quarter	12.23	10.09
First Quarter	10.58	8.30
2010
Fourth Quarter	$13.90	$8.69
Third Quarter	14.34	10.80
Second Quarter	12.33	9.42
First Quarter	11.00	7.94

Number of Common Stockholders

The approximate number of holders of record of our common stock as of August 16, 2011 was 476.

Dividends

We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain our earnings for the development of our business.

Issuer Purchases of Equity Securities

In early August 2008, our Board of Directors authorized a plan to repurchase up to $100.0 million of our outstanding common stock. In April 2009, upon receipt of an unsolicited takeover proposal and related tender offer from Broadcom Corporation to acquire us, our Board of Directors elected to temporarily suspend any activity under the share repurchase plan. In light of Broadcom allowing its tender offer to expire on July 14, 2009, Emulex’s Board of Directors elected to reactivate the $100.0 million share repurchase plan effective July 15, 2009. From June 29, 2009 through July 3, 2011, the Company repurchased approximately 6.1 million shares of its common stock for an aggregate purchase price of approximately $58.3 million or an average of $9.55 per share under this plan. Subsequent to fiscal year ended July 3, 2011, we repurchased 1,022,464 shares of our common stock under this program for an aggregate purchase price of approximately $7.0 million or an average of $6.83 per share. We may repurchase additional shares of our common stock from time-to-time in open market purchases or privately negotiated transactions. Such share repurchases will be financed by available cash balances and cash from operations.

			Total	Approximate
			Number of	Dollar Value
			Shares	of Shares
			Purchased	That May
		Average	as Part of	Yet Be
	Total	Price	Publicly	Purchased
	Number	Paid	Announced	Under the
	of Shares	per	Plans	Plans
Period	Purchased	Share	or Programs	or Programs

March 28, 2011 — April 24, 2011	—	—	—	$41,678,152
April 25, 2011 — May 22, 2011	—	—	—	$41,678,152
May 23, 2011 — July 3, 2011	—	—	—	$41,678,152

Total	—	—	—	$41,678,152

Sales of Unregistered Securities

There were no sales of unregistered securities for the three months ended July 3, 2011.

Equity Compensation Plan Information

See Part III, Item 12 — “Security Ownership of Certain Beneficial Owners and Management” of this Annual Report on Form 10-K for certain information regarding our equity compensation plans.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on the Company’s common stock with the cumulative total return on the Standard & Poor’s 500 Index and the S&P 500 Computer Storage and Peripherals Index for the period of five fiscal years commencing July 3, 2006 and ended July 3, 2011.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
EMULEX CORPORATION COMMON STOCK, S&P 500 INDEX AND
S&P 500 COMPUTER STORAGE AND PERIPHERALS INDEX

*	Assumes the value of the investment in the Company’s common stock and each index was $100 on July 3, 2006.

Item 6.	Selected Financial Data.

The following table summarizes certain selected consolidated financial data. On October 2, 2006, we completed the acquisition of Sierra Logic, Inc. (Sierra Logic) and on August 25, 2010, we completed the acquisition of ServerEngines Corporation (ServerEngines).

Selected Consolidated Statements of Operations Data

	Year Ended
	July 3,	June 27,	June 28,	June 29,	July 1,
	2011	2010	2009(1)	2008(1)	2007(1)
	(In thousands, except per share data)

Net revenues:
Host Server Products	$353,208	$288,437	$284,099	$352,687	$357,279
Embedded Storage Products	99,086	110,283	93,559	134,858	107,578
Other	249	430	564	756	5,330

Total net revenues	452,543	399,150	378,222	488,301	470,187

Cost of sales	200,407	152,458	146,465	187,077	195,579

Gross profit	252,136	246,692	231,757	301,224	274,608

Operating expenses:
Engineering and development	170,845	126,850	129,795	129,232	117,833
Selling and marketing	58,635	56,554	53,460	57,946	47,870
General and administrative	56,133	50,454	41,888	38,531	31,416
Amortization of other intangible assets	9,334	6,792	5,337	9,260	12,082
Impairment of other intangible assets	—	—	—	—	2,001
In-process research and development	—	—	—	—	19,225
In-process research and development impairment	6,000	—	—	—	—

Total operating expenses	300,947	240,650	230,480	234,969	230,427

Operating (loss) income	(48,811)	6,042	1,277	66,255	44,181

Non-operating (expense) income, net:
Interest income	96	286	4,362	11,672	20,000
Interest expense	(373)	(7)	(29)	(27)	(1,179)
Impairment of strategic investment	(9,184)	—	—	—	—
Other (expense) income, net	(575)	23	(4)	17	(3,919)

Total non-operating (expense) income, net	(10,036)	302	4,329	11,662	14,902

(Loss) income before income taxes	(58,847)	6,344	5,606	77,917	59,083
Income tax provision (benefit)	24,763	(17,276)	(1,938)	84,988	29,649

Net (loss) income	$(83,610)	$23,620	$7,544	$(7,071)	$29,434

Net (loss) income per share:
Basic	$(0.97)	$0.29	$0.09	$(0.09)	$0.34

Diluted	$(0.97)	$0.29	$0.09	$(0.09)	$0.34

Number of shares used in per share computations:
Basic	86,038	80,097	80,770	82,323	84,545

Diluted	86,038	81,282	81,113	82,323	88,781

(1)	EPS data for all periods presented were adjusted to conform to the authoritative guidance issued by the FASB in fiscal year 2010.

Selected Consolidated Balance Sheet Data

	Year Ended
	July 3,	June 27,	June 28,	June 29,	July 1,
	2011	2010	2009	2008	2007
	(In thousands)

Total current assets	$302,152	$417,551	$406,553	$457,047	$399,054
Total current liabilities	71,242	60,430	52,240	87,605	70,529

Working capital	230,910	357,121	354,313	369,442	328,525
Total assets	702,839	689,450	658,918	699,056	659,477
Accumulated deficit	(456,060)	(372,450)	(396,070)	(403,614)	(401,982)
Total stockholders’ equity	588,691	591,182	569,444	575,839	581,907

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” included in Part I, Item 6, and the consolidated financial statements and the accompanying notes included in Part IV, Item 15 of this Annual Report on Form 10-K. This discussion and analysis contains certain forward-looking statements. The realization of which may be impacted by various factors including, but not limited to, the “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.

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

Our Company operates within a single business segment that has two market focused product lines — Host Server Products (HSP) and Embedded Storage Products (ESP). HSP connect servers and storage to networks using industry standard protocols including Internet Protocol (IP) and Fibre Channel, Transmission Control Protocol (TCP)/IP, Internet Small Computer System Interface (iSCSI), Network Attached Storage (NAS), Universal Local Area Network on Motherboards (ULOMs) and Fibre Channel over Ethernet (FCoE). Our Ethernet based products include OneConnect Universal Converged Network Adapters (UCNAs) that enable network convergence. Our Fibre Channel based products include LightPulse® HBAs, custom form factor solutions for OEM blade servers and ASICs. These products enable servers to efficiently connect to LANs, SANs, and NAS by offloading data communication processing tasks from the server as information is delivered and sent to the network.

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

As of July 3, 2011, we had a total of 972 employees.

We use a 52 to 53 week fiscal year that ends on the Sunday nearest to June 30. Therefore, every fifth or sixth fiscal year will be a 53-week fiscal year. Fiscal 2011 comprised of 53 weeks and ended on July 3, 2011. Fiscal years 2010 and 2009 each comprised 52 weeks and ended on June 27, 2010 and June 28, 2011, respectively.

Globalization Initiatives

As part of our globalization initiatives, we created an Irish subsidiary to expand our international operations by providing local customer service and support to our customers outside of the United States in the fourth quarter of fiscal 2008. In addition, Emulex granted an intellectual property license and entered into a research and development cost sharing agreement with its subsidiary in the Isle of Man. The terms of the license require that the subsidiary make prepayments of expected royalties to a U.S. subsidiary, the first of which was paid before the end of fiscal 2008 in the amount of approximately $131.0 million for expected royalties relating to fiscal 2009 through 2015. In the fourth quarter of fiscal 2010, the subsidiary made the second prepayment of approximately $6.5 million for expected royalties relating to fiscal 2011 through 2015. These globalization initiatives are expected to continue as we endeavor to respond to the changing needs of our customers. During the second quarter of fiscal 2011, one of our domestic entities entered into a technology platform contribution transaction with one of our international subsidiaries to license the recently acquired ServerEngines technology for approximately $111.5 million. While these global initiatives are expected to continue to reduce our effective tax rate beginning with fiscal year 2012, the technology platform contribution transaction resulted in incremental tax expense of approximately $36.7 million in fiscal year 2011.

Our cash balances and investments are held in numerous locations throughout the world. As of July 3, 2011, our international subsidiaries held approximately 20% of our total cash, cash equivalents and investment securities, the majority of which will be used to repay obligations to U.S. affiliate entities that arise in the normal course of business.

Consolidation of Facilities

During fiscal 2011, we recorded charges related to the consolidation of two facilities and related workforce reductions of approximately $3.1 million. The charges consisted primarily of salaries and benefits based on continuous employment of the employee through the facility closure dates. In fiscal 2011, the charges were comprised of salaries and benefits expense of approximately $2.6 million, acceleration of fixed assets depreciation expense of approximately $0.3 million, and other costs of approximately $0.2 million. As of the end of fiscal 2011, the remaining charges expected to be recorded relate to estimated salaries and benefits expense of approximately $0.7 million, exit costs related to facilities under non-cancelable leases of approximately $0.9 million, and unamortized depreciation expense of approximately $0.1 million. These remaining amounts will be expensed or paid during fiscal 2012. The closure of these two sites was completed subsequent to fiscal 2011.

Business Combination

On August 25, 2010, we acquired 100% of the outstanding common shares of ServerEngines Corporation (ServerEngines), a privately-held, fabless semiconductor company located in Sunnyvale, California. The combination of Emulex and ServerEngines’ technology creates a unique offering to deliver I/O connectivity for converged networking solutions, including adapters, mezzanine cards and LAN on Motherboard (LOM) solutions. In addition, the acquisition will add the ServerEngines’ Pilottm family of Baseboard Management Controllers, which reside on the motherboard, enabling remote IP based “lights out” management capabilities.

Results of Operations for Emulex Corporation and Subsidiaries

The following discussion and analysis should be read in conjunction with the selected consolidated financial data set forth in Item 6 — “Selected Consolidated Financial Data,” and our Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K. All references to years refer to our fiscal years ended July 3, 2011, June 27, 2010, and June 28, 2009, as applicable, unless the calendar year is specified. The following table sets forth certain financial data for the years indicated as a percentage of net revenues.

	Percentage of Net Revenues
	2011	2010	2009

Net revenues:
Host Server Products	78%	72%	75%
Embedded Storage Products	22	28	25
Other	—	—	—

Total net revenues	100	100	100

Cost of sales	44	38	39

Gross profit	56	62	61

Operating expenses:
Engineering and development	38	32	34
Selling and marketing	13	14	14
General and administrative	13	12	11
Amortization of other intangible assets	2	2	2
In process research and development impairment	1	—	—

Total operating expenses	67	60	61

Operating (loss) income	(11)	2	—

Non-operating (expense) income, net:
Interest income	—	—	1
Interest expense	—	—	—
Impairment of strategic investment	(2)	—	—
Other (expense) income, net	—	—	—

Total non-operating (expense) income, net	(2)	—	1

(Loss) income before income taxes	(13)	2	1
Income tax provision (benefit)	5	(4)	(1)

Net (loss) income	(18)%	6%	2%

Fiscal 2011 versus Fiscal 2010

Net Revenues.  Net revenues for fiscal 2011 increased approximately $53.4 million, or 13%, to approximately $452.5 million, compared to approximately $399.1 million in fiscal 2010. Since the acquisition date in fiscal 2011, we have recorded approximately $15.7 million in revenues related to the ServerEngines business in our consolidated net revenues.

Net Revenues by Product Line

The following chart details our net revenues by product line for fiscal years 2011 and 2010:

	Net Revenues by Product Line
		Percentage of		Percentage of	Increase/	Percentage
	2011	Net Revenues	2010	Net Revenues	(Decrease)	Change
	(Dollars in thousands)

Host Server Products	$353,208	78%	$288,437	72%	$64,771	22%
Embedded Storage Products	99,086	22%	110,283	28%	(11,197)	(10)%
Other	249	—	430	—	(181)	(42)%

Total net revenues	$452,543	100%	$399,150	100%	$53,393	13%

HSP primarily consists of HBAs, mezzanine cards, input/output (I/O) ASICs, UCNAs and ULOMs. For fiscal year 2011, our Fibre Channel based products accounted for most of our HSP revenues. The increase in our HSP net revenue for fiscal 2011 compared to fiscal 2010 was primarily due to an increase in units shipped of approximately 200% partially offset by a decrease in average selling price of approximately 59%. The significant increase in units shipped and decrease in average selling price was primarily due to the inclusion of sales resulting from the acquisition of ServerEngines on August 25, 2010, which accounted for no revenues in the prior year and the products of which had a significantly lower average selling price compared to other Emulex products, as well as significant increased unit shipments of ULOM and UCNA products.

ESP primarily consists of our InSpeed®, FibreSpy®, I/O controller solutions, and bridge and router products. The decrease in our ESP net revenue for fiscal 2011 compared to fiscal 2010 was primarily due to a decrease in the number of units shipped of approximately 10%. The decrease in units shipped was primarily due to the decline in certain legacy products partially offset by the increased volumes from our bridging and target design wins.

Our Other category primarily consists of legacy and other products.

Net Revenues by Major Customers

In addition to direct sales, some of our larger OEM customers purchase or market products indirectly through distributors, resellers or other third parties. If these indirect sales are purchases of customer-specific models, we are able to track these sales. However, if these indirect sales are purchases of our standard models, we are not able to distinguish them by OEM customer. Customers whose direct net revenues, or total direct and indirect net revenues (including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties), exceeded 10% of our fiscal year net revenues were as follows:

Net Revenues by Major Customers
			Total Direct
	Direct		and Indirect
	Revenues		Revenues(2)
	2011	2010	2011	2010

Net revenue percentage(1)
OEM:
EMC	—	—	—	12%
Hewlett-Packard	19%	13%	21%	14%
IBM	25%	22%	34%	31%

(1)	Amounts less than 10% are not presented.

(2)	Customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.

Direct sales to our top five customers accounted for approximately 64% and 58% of total net revenues for fiscal years 2011 and 2010, respectively. Direct and indirect sales to our top five customers accounted for approximately 79% and 72% of total net revenues for fiscal years 2011 and 2010, respectively. Our net revenues from customers can be significantly impacted by changes to our customers’ business and their business models.

Net Revenues by Sales Channel

Net revenues by sales channel were as follows:

	Net Revenues by Sales Channel
		Percentage of		Percentage of	Increase/	Percentage
	2011	Net Revenues	2010	Net Revenues	(Decrease)	Change
	(Dollars in thousands)

OEM	$392,144	87%	$335,122	84%	$57,022	17%
Distribution	60,364	13%	63,681	16%	(3,317)	(5)%
Other	35	—	347	—	(312)	(90)%

Total net revenues	$452,543	100%	$399,150	100%	$53,393	13%

The increase in OEM net revenues for fiscal 2011 compared to fiscal 2010 was primarily due to an increase of approximately 30% in HSP revenues generated through our OEMs. Distribution net revenues for fiscal 2011 did not change significantly compared to fiscal 2010. We believe that our net revenues are driven by product certifications and qualifications with our OEM customers, which take products directly and indirectly through distribution and contract manufacturers. We view product certifications and qualifications as an important indicator of future revenue opportunities and growth for the Company. However, product certifications and qualifications do not necessarily ensure continued market acceptance of our products by our OEM customers. It is also very difficult to determine the future impact, if any, of product certifications and qualifications on our revenues.

Net Revenues by Geographic Territory

Our net revenues by geographic territory based on billed-to location were as follows:

	Net Revenues by Geographic Territory
		Percentage of		Percentage of	Increase/	Percentage
	2011	Net Revenues	2010	Net Revenues	(Decrease)	Change
	(Dollars in thousands)

Asia Pacific	$226,877	50%	$141,105	35%	$85,772	61%
United States	135,900	30%	130,511	33%	5,389	4%
Europe, Middle East, and Africa	83,751	19%	121,757	31%	(38,006)	(31)%
Rest of the world	6,015	1%	5,777	1%	238	4%

Total net revenues	$452,543	100%	$399,150	100%	$53,393	13%

We believe the significant decrease in Europe, Middle East, and Africa net revenues and the significant increase in Asia Pacific net revenues in absolute dollars and as a percentage of total net revenues in fiscal 2011 compared to fiscal 2010 was primarily due to our OEM customers migrating production to contract manufacturers located predominantly in Asia Pacific. However, as we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.

Gross Profit.  Gross profit consists of net revenues less cost of sales. Our gross profit for fiscal 2011 and fiscal 2010 were as follows (in thousands):

Gross Profit
	Percentage of		Percentage of	Increase/	Percentage
2011	Net Revenues	2010	Net Revenues	(Decrease)	Points Change

$252,136	56%	$246,692	62%	$5,444	(6)%

Cost of sales includes the cost of producing, supporting, and managing our supply of quality finished products. Cost of sales also included approximately $33.1 million and $18.9 million of amortization of technology intangible assets for fiscal 2011 and fiscal 2010, respectively, with approximately $17.0 million in fiscal 2011 being related to the ServerEngines acquisition. Approximately $1.7 million and $1.3 million of share-based compensation expense was included in cost of sales for fiscal 2011 and fiscal 2010, respectively. The remaining change was primarily due to an unfavorable mix of lower margin products sold in fiscal 2011. We expect the trend toward increased sales of lower margin products to continue into the future.

Engineering and Development.  Engineering and development expenses consisted primarily of salaries and related expenses for personnel engaged in the design, development, and support of our products. These expenses included third-party fees paid to consultants, prototype development expenses, and computer service costs related to supporting computer tools used in the design process. Expenses for fiscal 2011 and fiscal 2010 were as follows (in thousands):

Engineering and Development
	Percentage of		Percentage of	Increase/	Percentage
2011	Net Revenues	2010	Net Revenues	(Decrease)	Points Change

$170,845	38%	$126,850	32%	$43,995	6%

Engineering and development expenses for fiscal 2011 compared to fiscal 2010 increased approximately $44.0 million, or 35%. Approximately $16.1 million and $7.3 million of share-based compensation expense was included in engineering and development costs for fiscal 2011 and fiscal 2010, respectively, with approximately $6.3 million in fiscal 2011 being related to the ServerEngines acquisition. Engineering and development headcount increased to 617 at the end of fiscal 2011 from 463 at the end of fiscal 2010, primarily due to the acquisition of ServerEngines. The increase in headcount resulted in a net increase of approximately $22.1 million in salary and related expenses compared to fiscal 2010. The remaining increase was primarily due to an increase in costs associated with new product development of approximately $6.8 million and an increase in performance based compensation of approximately $6.7 million. We plan to continue to invest in engineering and development costs.

Selling and Marketing.  Selling and marketing expenses consisted primarily of salaries, commissions, and related expenses for personnel engaged in the marketing and sales of our products, as well as trade shows, product literature, promotional support costs, and other advertising related costs. Expenses for fiscal 2011 and fiscal 2010 were as follows (in thousands):

Selling and Marketing
	Percentage of		Percentage of	Increase/	Percentage
2011	Net Revenues	2010	Net Revenues	(Decrease)	Points Change

$58,635	13%	$56,554	14%	$2,081	(1)%

Selling and marketing expenses for fiscal 2011 compared to fiscal 2010 increased approximately $2.1 million, or 4%. Approximately $5.1 million and $4.0 million of share-based compensation expense was included in selling and marketing costs for fiscal 2011 and 2010, respectively. Selling and marketing headcount increased to 142 at the end of fiscal 2011 from 130 at the end of fiscal 2010. The increase in headcount resulted in a net increase of approximately $2.4 million in salary and related expenses compared to fiscal 2010. The remaining change in selling and marketing expenses in fiscal 2011 was primarily due to an increase in travel related expenses of approximately $0.4 million, an increase in rent expense of approximately $0.2 million, an increase in other expense of approximately $0.2 million, partially offset by a decrease in performance based compensation of approximately $1.9 million, and a decrease in outside services of approximately $0.8 million. We will continue to closely manage and target advertising and market promotions to heighten brand awareness of our new and existing products in an effort to drive overall revenue growth.

General and Administrative.  Ongoing general and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees, and other corporate expenses. Expenses for fiscal 2011 and fiscal 2010 were as follows (in thousands):

General and Administrative
	Percentage of		Percentage of	Increase/	Percentage
2011	Net Revenues	2010	Net Revenues	(Decrease)	Points Change

$56,133	13%	$50,454	12%	$5,679	1%

General and administrative expenses for fiscal 2011 compared to fiscal 2010 increased approximately $5.7 million, or 11%. Approximately $16.4 million and $5.5 million of share-based compensation expense was included in general and administrative costs for fiscal 2011 and 2010, respectively, with approximately $10.4 million in fiscal 2011 being related to the ServerEngines acquisition. General and administrative headcount increased to 144 at the end of fiscal 2011 compared to 128 at the end of fiscal 2010. The increase in headcount resulted in a net increase of approximately $1.8 million in salary and related expenses compared to fiscal 2010. The remaining change was primarily due to a decrease in litigation costs of approximately $3.6 million, a decrease in loss on disposal of fixed assets of approximately $0.7 million, and a decrease in performance based compensation of approximately $0.4 million.

Amortization of Other Intangible Assets.  Amortization of other intangible assets consisted of amortization of intangible assets such as patents, customer relationships, and tradenames with estimable lives. Our amortization of expense for fiscal 2011 and fiscal 2010 were as follows (in thousands):

Amortization of Other Intangible Assets
	Percentage of		Percentage of	Increase/	Percentage
2011	Net Revenues	2010	Net Revenues	(Decrease)	Points Change

$9,334	2%	$6,792	2%	$2,542	—%

Amortization of other intangible assets for fiscal 2011 compared to fiscal 2010 increased approximately $2.5 million, or 37%. The increase was primarily due to amortization expense of intangible assets acquired from the ServerEngines acquisition of approximately $2.8 million.

In Process Research and Development Impairment.  In process research and development impairment represents the impairment charge for an in-process research and development intangible asset. Our impairment of in process research and development for fiscal 2011 and fiscal 2010 was as follows (in thousands):

Impairment of Other Intangible Assets
	Percentage of		Percentage of	Increase/	Percentage
2011	Net Revenues	2010	Net Revenues	(Decrease)	Points Change

$6,000	1%	$—	—%	$6,000	1%

In fiscal 2011, the business climate for the product associated with the IPR&D from the acquisition of a privately-held company in fiscal 2010, deteriorated significantly as the technology was no longer expected to be designed into customer products and was determined to be other than temporary and thus, the entire amount of the IPR&D of approximately $6.0 million was impaired in fiscal 2011.

Non-operating (Expense) Income, net.  Non-operating (expense) income, net, consisted primarily of interest income, interest expense, and other non-operating income and expense items. Our non-operating (expense) income, net for fiscal 2011 and fiscal 2010 was as follows (in thousands):

Non-operating (Expense) Income, Net
	Percentage of		Percentage of	Increase/	Percentage
2011	Net Revenues	2010	Net Revenues	(Decrease)	Points Chang

$(10,036)	(2)%	$302	—%	$(10,338)	(2)%

Our non-operating income, net, for fiscal 2011 compared to fiscal 2010 decreased approximately $10.3 million, or 3,423%. The net decrease was primarily due to the impairment of our equity investment in a privately-held company of approximately $9.2 million. During fiscal 2011, the business climate of the privately-held company deteriorated significantly as the technology was no longer expected to be designed into customer products and was determined to be other than temporary and thus, the fair value of our equity investment in the privately-held company was deemed to be zero. As a result, the entire investment of approximately $9.2 million in the privately-held company was impaired.

Income taxes.  Income tax provision (benefit) for fiscal 2011 and fiscal 2010 was as follows (in thousands):

Income Taxes
	Percentage of		Percentage of	Increase/	Percentage
2011	Net Revenues	2010	Net Revenues	(Decrease)	Points Change

$24,763	5%	$(17,276)	(4)%	$42,039	9%

Income taxes for fiscal 2011 compared to fiscal 2010 increased approximately $42.0 million, or 243%. Our effective tax rate was approximately 42% for fiscal 2011 compared to a benefit of approximately 272% for fiscal 2010. During fiscal 2011, one of our domestic entities entered into a technology platform contribution transaction with an international subsidiary to license the recently acquired ServerEngines technology, resulting in an increase in U.S. income taxes of approximately $36.7 million. Our fiscal 2011 effective tax rate was also impacted by an increase in our valuation allowance related to our capital loss carryforwards, California and Massachusetts research credits, and other California deferred tax assets, net of unrecognized tax benefits, of approximately $24.4 million, and an increase in taxes from non-deductible stock-based compensation expense for contingent shares related to the ServerEngines acquisition of approximately $6.3 million. The increase in income taxes was partially offset by an increase in tax benefits due to changes in the geographic mix of taxable income between domestic and foreign jurisdictions of approximately $15.6 million, an increase in state tax benefits, excluding the impact of the state valuation allowance, of approximately $9.1 million, an increase in tax benefits from Federal research credits due to a retroactive extension of the Federal research credit in December 2010 as part of the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 of approximately $6.5 million, and an increase in tax benefit related to a release of FIN 48 liabilities as a result of an expiration of statute of limitations of approximately $2.8 million. In addition, the fiscal 2010 effective tax rate included a non-recurring tax benefit related to domestic production activities deduction for tax years 2005 through 2007 of approximately $6.4 million and a non-recurring tax benefit to the stock option exchange program of approximately $4.0 million. These tax items may not reoccur in future periods.

As a result of the global scope of our operations and the complexity of global tax and transfer pricing rules and regulations, the tax liabilities in each of the countries in which we operate may differ materially from our estimates and impact our expected tax rate in the future. In addition, our future effective tax rate may be impacted by other items including newly enacted tax legislation, stock-based compensation, uncertain tax positions and examinations by various tax authorities.

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

Direct sales to our top five customers accounted for approximately 58% and 61% of total net revenues for fiscal years 2010 and 2009, respectively. Direct and indirect sales to our top five customers accounted for approximately 72% and 73% of total net revenues for fiscal years 2010 and 2009, respectively. Our net revenues from customers can be significantly impacted by changes to our customers’ business and their business models.

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

Amortization of Other Intangible Assets.  Amortization of other intangible assets consisted of amortization of intangible assets such as patents, customer relationships, and tradenames with estimable lives. Our amortization of expense for fiscal 2010 and fiscal 2009 were as follows (in thousands):

Amortization of Other Intangible Assets
	Percentage of		Percentage of	Increase/	Percentage
2010	Net Revenues	2009	Net Revenues	(Decrease)	Points Change

$6,792	2%	$5,337	2%	$1,455	—%

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

Critical Accounting Policies

The preparation of our consolidated financial statements requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets, and liabilities in accordance with accounting principles generally accepted in the United States. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying values of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties.

Changes in judgments and uncertainties relating to these estimates could potentially result in materially different results under different assumptions and conditions. If these estimates differ significantly from actual results, the impact to the consolidated financial statements may be material. We believe that the critical accounting policies that are the most significant for purposes of fully understanding and evaluating our reported financial results include the following:

Revenue Recognition.  We generally recognize revenue at the time of shipment when title and risk of loss have passed, evidence of an arrangement has been obtained, pricing is fixed or determinable, and collectibility is reasonably assured (Basic Revenue Recognition Criteria). We make certain sales through two tier distribution channels and have various distribution agreements with selected distributors and Master Value Added Resellers (collectively, the Distributors). These distribution agreements may be terminated upon written notice by either party. Additionally, these Distributors are generally given privileges to return a portion of inventory and to participate in price protection and cooperative marketing programs. Therefore, we recognize revenue on our standard products sold to our Distributors based on data received from the Distributors and management’s estimates to approximate the point that these products have been resold by the Distributors. OEM-specific models sold to our Distributors are governed under the related OEM agreements rather than under these distribution agreements. We recognize revenue at the time of shipment for OEM specific products shipped to the Distributors when the Basic Revenue Recognition Criteria have been met. Additionally, we maintain sales related reserves for our sales incentive programs. We classify the costs of these incentive programs based on the benefit received, if applicable, as a reduction of revenue, a cost of sale, or an operating expense.

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

A two-step test is used to identify the potential impairment and to measure the amount of goodwill impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill. As of the date of the fiscal 2011 impairment test, the fair value of the reporting unit substantially exceeded its carrying value; therefore, we were not at risk of failing the first step of the two-step test for potential impairment. Subsequent to the date of the fiscal 2011 impairment test, our stock price has declined. If our stock price continues to decline, our goodwill may become impaired.

The purchase price allocation related to the ServerEngines acquisition that was completed on August 25, 2010 was recorded in fiscal 2011, adding approximately $83.5 million to goodwill. We will continue to monitor whether there are potential indicators of impairment.

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

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded by the Company against any deferred tax assets when, in the judgment of management, it is more likely than not that all of a deferred tax asset will not be realized.

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

Stock-Based Compensation.  We account for our stock-based awards to employees and non-employees using the fair value method. Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. Although we grant both unvested stock awards and stock options, the majority of the awards granted and stock based compensation recognized consists of unvested stock awards. The fair value of each unvested stock award is determined based on the closing price of our common stock at grant date. For stock options, the measurement of stock-based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors principally stock price volatility and award forfeiture rate and, to a lesser extent, expected term, dividend rate, and risk free interest rate. The input factors used in the valuation model are based on subjective future expectations combined with management judgment. If there is a difference between the forfeiture assumptions used in determining stock-based compensation costs and the actual forfeitures, which become known over time, we may change the assumptions used in determining stock-based compensation costs. These changes may materially impact our results of operations in the period such changes are made. See Note 12 in the accompanying notes to consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information and related disclosures.

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

Recently Issued Accounting Standards

See Note 1 in the accompanying notes to consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for a description of the recently issued accounting standards.

Liquidity and Capital Resources

Our principal sources of liquidity consist of our existing cash balances and investments, as well as funds expected to be generated from operations. At July 3, 2011, we had approximately $230.9 million in working capital and approximately $168.2 million in cash and cash equivalents and current investments. At June 27, 2010, we had approximately $357.1 million in working capital and approximately $294.8 million in cash and cash equivalents and current investments. We maintain an investment portfolio of various security holdings, types, and maturities. We invest in instruments that meet credit quality standards in accordance with our investment guidelines. We limit our exposure to any one issuer or type of investment with the exception of U.S. Government issued or U.S. Government sponsored entity securities. Our investments consisted mostly of term deposits, fixed income securities and corporate bonds as of July 3, 2011 and we did not hold any auction rate securities or direct investments in mortgage-backed securities.

Cash Flows

The following table summarizes our cash flows for fiscal years 2011 and 2010:

	2011	2010
	(In thousands)

Net cash provided by (used in):
Operating activities	$29,888	$61,991
Investing activities	(84,158)	(91,129)
Financing activities	(63,643)	(15,838)
Effect of foreign currency translation on cash and cash equivalents	260	(347)

Decrease in cash and cash equivalents:	$(117,653)	$(45,323)

Operating Activities

Cash provided by operating activities during fiscal 2011 was approximately $29.9 million compared to approximately $62.0 million for fiscal 2010. The current period cash provided by operating activities was primarily due to a net loss of approximately $83.6 million before adjustments for amortization of intangible assets of approximately $42.5 million, share-based compensation expense of approximately $39.3 million, depreciation and amortization of property and equipment of approximately $21.2 million, deferred income taxes of approximately $16.8 million, and a decrease in prepaid expenses and other assets of approximately $8.1 million, partially offset by an increase in accounts receivables, net of approximately $13.0 million.

Investing Activities

Cash used in investing activities during fiscal 2011 was approximately $84.2 million compared to approximately $91.1 million for fiscal 2010. The current period usage of cash for investing activities was primarily due to payments to the shareholders of ServerEngines in connection with the acquisition of approximately $53.1 million, net of cash acquired, and purchases of property and equipment of approximately $20.9 million.

Financing Activities

Cash used in financing activities for fiscal 2011 was approximately $63.6 million compared to approximately $15.8 million for fiscal 2010. The current period usage of cash was primarily due to the purchase of treasury stock of approximately $40.1 million and the retirement of debt to the founders of ServerEngines in connection with the acquisition of approximately $26.9 million.

Prospective Capital Needs

In early August 2008, our Board of Directors authorized a plan to repurchase up to $100.0 million of our outstanding common stock. In April 2009, upon receipt of an unsolicited takeover proposal and related tender offer of Broadcom Corporation to acquire us, our Board of Directors elected to temporarily suspend any activity under the share repurchase plan. In light of Broadcom allowing its tender offer to expire on July 14, 2009, Emulex’s Board of Directors elected to reactivate the $100.0 million share repurchase plan effective July 15, 2009. From June 29, 2009 through July 3, 2011, the Company repurchased 6.1 million shares of its common stock for an aggregate purchase price of approximately $58.3 million or an average of $9.55 per share under this plan, of which approximately 4.1 million shares for an aggregate purchase price of approximately $40.1 million or an average of $9.76 was purchased in fiscal 2011. Subsequent to fiscal year ended July 3, 2011, we repurchased 1,022,464 shares of our common stock for an aggregate purchase price of approximately $7.0 million or an average of $6.83 per share. Our Board of Directors has not set an expiration date for the plan. Therefore, we may repurchase additional shares under this plan from time to time through open market purchases or privately negotiated transactions. It is expected that any future share repurchases will be financed by available cash and cash from operations.

As part of our global initiatives, we currently plan to continue our strategic investment in research and development, sales and marketing, capital equipment, and facilities. We may also consider internal and external investment opportunities in order to achieve our growth and market leadership goals, including licensing and joint-development agreements with our suppliers, customers, and other third parties. We believe that our existing cash and cash equivalents, current investments, and anticipated cash flows from operating activities will be sufficient to support our working capital needs, capital expenditure requirements and stock repurchasing expenditures for at least the next 12 months. We currently do not have any outstanding lines of credit or other borrowings.

We have disclosed outstanding legal proceedings in Note 11 in the accompanying notes to consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K. The legal proceedings include the consolidated patent infringement lawsuit filed by Broadcom Corporation against us. Under local rules and court order, we have a scheduled mediation with Broadcom for August 25, 2011. Trial is scheduled to begin September 20, 2011. While we have contractual commitments from our suppliers for the defense and indemnification of certain Broadcom claims relating to certain technology provided by our suppliers, it cannot be certain that such defense and indemnification obligations will be promptly honored by our suppliers. This lawsuit continues to present risks that could have a material adverse effect on our business, financial condition, or results of operations, including loss of patent rights, monetary damages, and injunction against the sale of accused products. We have been presenting a vigorous defense against this lawsuit; but management is unable to determine whether any loss will occur or to estimate the range of such loss. Therefore, no amount of loss has been accrued.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of July 3, 2011, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations as of July 3, 2011, and the effect such obligations are expected to have on our liquidity in future periods. The estimated payments reflected in this table are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those reflected in the table.

	Payments Due by Period
	Total	2012	2013	2014	2015	2016	Thereafter
	(In thousands)

Leases(1)	$14,618	$5,965	$4,350	$1,772	$765	$785	$981
Purchase commitments	51,738	51,738	—	—	—	—	—
Other commitments(2)	9,626	4,623	1,467	943	943	943	707

Total	$75,982	$62,326	$5,817	$2,715	$1,708	$1,728	$1,688

(1)	Lease payments include common area maintenance (CAM) charges.

(2)	Consists primarily of commitments for software license fees of approximately $4.1 million and non-recurring engineering services of approximately $3.5 million but excludes approximately $33.8 million of liabilities for uncertain tax positions for which we cannot make a reasonably reliable estimate of the period of payment. See Note 13 in the accompanying notes to consolidated financial statements

Item 7A.	Qualitative and Quantitative Disclosures about Market Risk.

Interest Rate Sensitivity

Our cash and cash equivalents are not subject to significant interest rate risk due to their short terms to maturity. As of July 3, 2011, the carrying value of our cash and cash equivalents approximated fair value.

As of July 3, 2011, our investment portfolio consisted primarily of fixed income securities of approximately $52.2 million. We have the positive intent and ability to hold these securities to maturity. We did not hold any auction rate securities or direct investments in mortgage-backed securities as of July 3, 2011.

The fair market value of our investment portfolio is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of July 3, 2011, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows. However, if interest rates decreased and securities within our portfolio were re-invested in securities with lower interest rates, interest income would decrease in the future.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, to ensure that information required to be disclosed is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 3, 2011.

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

Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of July 3, 2011.

The independent registered public accounting firm that audited the consolidated financial statements included in this annual report has issued an audit report on management’s assessment of our internal control over financial reporting. See Part IV — Item 15(a) Financial Statement and Schedules of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, that occurred during the fourth quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

There is incorporated herein by reference the information required by this Item in the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended July 3, 2011. See Part I, Item 1 — “Executive Officers of the Registrant” for information regarding the executive and certain other officers of the Company or its principal operating subsidiaries.

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

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2011 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 3, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of July 3, 2011.

			Number of Securities
			Remaining Available
	Number of Securities		for Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Related in Column (a))
	(a)	(b)	(c)

Equity compensations plans approved by security holders(1)	6,444,414	$17.19	8,489,529	(4)
Employee stock purchase plan approved by security holders(2)	—	—	1,456,623
Equity compensations plans not approved by security holders(3)	654,757	$7.54	22,023

Total	7,099,171	$16.30	9,968,175

(1)	Consists of the Emulex Corporation Employee Stock Option Plan, the Emulex Corporation 2005 Equity Incentive Plan, the Emulex Corporation 2004 Employee Stock Incentive Plan, and the Emulex Corporation 1997 Stock Option Plan for Non-Employee Directors.

(2)	The Emulex Employee Stock Purchase Plan enables employees to purchase our common stock at a 15% discount to the lower of market value at the beginning or end of each six month offering period. As such, the number of shares that may be issued during a given six month period and the purchase price of such shares cannot be determined in advance. See Note 12 in the accompanying notes to consolidated financial statements.

(3)	Consists of the ServerEngines Corporation (ServerEngines) Amended and Restated 2008 Stock Option Plan, Sierra Logic, Inc. (Sierra Logic) 2001 Stock Option Plan, Aarohi Communications Inc. (Aarohi) 2001 Stock Option Plan, the Vixel Corporation (Vixel) 2000 Non-Officer Equity Incentive Plan, the Vixel Corporation 1999 Equity Incentive Plan, the Vixel Corporation Amended and Restated 1995 Stock Option Plan. Options issued under these plans were converted into options to purchase Emulex Corporation common stock as a result of the acquisitions of ServerEngines, Sierra Logic, Aarohi, and Vixel.

(4)	Includes net unvested stock granted of 3,617,080 shares that are not deemed issued for accounting purposes until vested.

Item 13.	Certain Relationships and Related Transactions.

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2011 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 3, 2011.

Item 14.	Principal Accountant Fees and Services.

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2011 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 3, 2011.

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

EMULEX CORPORATION AND SUBSIDIARIES

ANNUAL REPORT — FORM 10-K
Items 8, 15(a)(1) and 15(a)(2)
Index to Consolidated Financial Statements and Schedule
July 3, 2011, June 27, 2010, and June 28, 2009
(With Report of Independent Registered Public Accounting Firm Thereon)

All other schedules are omitted because the required information is not applicable or the information is presented in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Emulex Corporation:

We have audited the accompanying consolidated balance sheets of Emulex Corporation and subsidiaries as of July 3, 2011 and June 27, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended July 3, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emulex Corporation and subsidiaries as of July 3, 2011 and June 27, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended July 3, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for business combinations and its method of presenting earnings per share in fiscal 2010, due to the adoption of new accounting pronouncements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Emulex Corporation’s internal control over financial reporting as of July 3, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 22, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Irvine, California
August 22, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Emulex Corporation:

We have audited Emulex Corporation’s internal control over financial reporting as of July 3, 2011 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Emulex Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Emulex Corporation maintained, in all material respects, effective internal control over financial reporting as of July 3, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Emulex Corporation and subsidiaries as of July 3, 2011 and June 27, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended July 3, 2011, and our report dated August 22, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Irvine, California
August 22, 2011

EMULEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
July 3, 2011 and June 27, 2010

	2011	2010
	(In thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$131,160	$248,813
Investments	37,025	45,990
Accounts receivables, net of allowance for doubtful accounts of $1,743 and $1,653 at July 3, 2011 and June 27, 2010, respectively	74,147	57,812
Inventories	20,508	13,465
Prepaid income taxes	12,709	17,563
Prepaid expenses and other current assets	9,684	14,466
Deferred income taxes	16,919	19,442

Total current assets	302,152	417,551
Property and equipment, net	64,095	63,482
Investments	15,165	—
Goodwill	177,290	93,835
Intangible assets, net	135,602	44,497
Deferred income taxes	—	27,658
Other assets	8,535	42,427

Total assets	$702,839	$689,450

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,043	$31,377
Accrued liabilities	42,199	29,053

Total current liabilities	71,242	60,430
Other liabilities	3,344	4,287
Deferred income taxes	11,362	—
Accrued taxes	28,200	33,551

Total liabilities	114,148	98,268

Commitments and contingencies (Note 11)
Subsequent event (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	—	—
Common stock, $0.10 par value; 240,000,000 shares authorized; 102,655,094 and 91,217,793 issued at July 3, 2011 and June 27, 2010, respectively	10,266	9,122
Additional paid-in capital	1,243,045	1,123,365
Accumulated deficit	(456,060)	(372,450)
Accumulated comprehensive loss	(238)	(615)
Treasury stock, at cost; 14,656,242 and 10,550,971 shares at July 3, 2011 and June 27, 2010, respectively	(208,322)	(168,240)

Total stockholders’ equity	588,691	591,182

Total liabilities and stockholders’ equity	$702,839	$689,450

See accompanying notes to consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended July 3, 2011, June 27, 2010, and June 28, 2009

	2011	2010	2009
	(In thousands, except per share data)

Net revenues	$452,543	$399,150	$378,222
Cost of sales:
Cost of goods sold	167,280	133,554	127,545
Amortization of core and developed technology intangible assets	33,127	18,904	18,920

Cost of sales	200,407	152,458	146,465

Gross profit	252,136	246,692	231,757

Operating expenses:
Engineering and development	170,845	126,850	129,795
Selling and marketing	58,635	56,554	53,460
General and administrative	56,133	50,454	41,888
Amortization of other intangible assets	9,334	6,792	5,337
In-process research and development impairment	6,000	—	—

Total operating expenses	300,947	240,650	230,480

Operating (loss) income	(48,811)	6,042	1,277

Non-operating (expense) income, net:
Interest income	96	286	4,362
Interest expense	(373)	(7)	(29)
Impairment of strategic investment	(9,184)	—	—
Other (expense) income, net	(575)	23	(4)

Total non-operating (expense) income, net	(10,036)	302	4,329

(Loss) income before income taxes	(58,847)	6,344	5,606
Income tax provision (benefit)	24,763	(17,276)	(1,938)

Net (loss) income	$(83,610)	$23,620	$7,544

Net (loss) income per share:
Basic	$(0.97)	$0.29	$0.09

Diluted	$(0.97)	$0.29	$0.09

Number of shares used in per share computations:
Basic	86,038	80,097	80,770

Diluted	86,038	81,282	81,113

See accompanying notes to consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
Years Ended July 3, 2011, June 27, 2010, and June 28, 2009

	Common Stock						Total
	Shares		Additional		Accumulated		Stock-
	Out-		Paid-In	Accumulated	Comprehensive	Treasury	holders’
	standing	Amount	Capital	Deficit	Loss	Stock	Equity
	(In thousands, except per share data)

Balance at June 29, 2008	82,452,985	$8,811	$1,080,722	$(403,614)	$7	$(110,087)	$575,839

Net income	—	—	—	7,544	—	—	7,544
Foreign currency translation adjustment	—	—	—	—	(450)	—	(450)

Comprehensive (loss) income	—	—	—	—	—	—	7,094

Share-based compensation expense	—	—	23,095	—	—	—	23,095
Stock awards vested	805,379	81	(81)	—	—	—	—
Common stock withheld for taxes	(267,789)	(27)	(2,854)	—	—	—	(2,881)
Exercise of stock options	364,405	37	1,892	—	—	—	1,929
Tax shortfall from exercise of stock options	—	—	(854)	—	—	—	(854)
Issuance of common stock under employee stock purchase plan	652,938	65	5,070	—	—	—	5,135
Purchase of treasury stock	(2,890,634)	—	—	—	—	(39,913)	(39,913)

Balance at June 28, 2009	81,117,284	8,967	1,106,990	(396,070)	(443)	(150,000)	569,444

Net income	—	—	—	23,620	—	—	23,620
Foreign currency translation adjustment	—	—	—	—	(172)	—	(172)

Comprehensive (loss) income	—	—	—	—	—	—	23,448

Share-based compensation expense	—	—	18,152	—	—	—	18,152
Stock awards vested	1,206,210	121	(121)	—	—	—	—
Common stock withheld for taxes	(419,792)	(42)	(4,287)	—	—	—	(4,329)
Exercise of stock options	128,745	13	690	—	—	—	703
Tax shortfall from exercise of stock options	—	—	(3,366)	—	—	—	(3,366)
Issuance of common stock under employee stock purchase plan	634,375	63	5,307	—	—	—	5,370
Purchase of treasury stock	(2,000,000)	—	—	—	—	(18,240)	(18,240)

Balance at June 27, 2010	80,666,822	9,122	1,123,365	(372,450)	(615)	(168,240)	591,182

Net loss	—	—	—	(83,610)	—	—	(83,610)
Foreign currency translation adjustment	—	—	—	—	377	—	377

Comprehensive (loss) income	—	—	—	—	—	—	(83,233)

Share-based compensation expense	—	—	39,211	—	—	—	39,211
Stock awards vested	1,534,589	153	(153)	—	—	—	—
Common stock withheld for taxes	(540,774)	(53)	(5,624)	—	—	—	(5,677)
Tax shortfall from exercise of stock options	—	—	(1,648)	—	—	—	(1,648)
Issuance of common stock under employee stock purchase plan	721,462	72	6,313	—	—	—	6,385
Exercise of stock options	252,979	25	1,666	—	—	—	1,691
Issuance of common stock to acquire ServerEngines	7,527,010	753	66,614	—	—	—	67,367
Issuance of contingent consideration for ServerEngines acquisition	1,942,035	194	11,306	—	—	—	11,500
Stock options assumed from ServerEngines acquisition	—	—	1,995	—	—	—	1,995
Purchase of treasury stock	(4,105,271)	—	—	—	—	(40,082)	(40,082)

Balance at July 3, 2011	87,998,852	$10,266	$1,243,045	$(456,060)	$(238)	$(208,322)	$588,691

See accompanying notes to consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
July 3, 2011, June 27, 2010, and June 28, 2009

	2011	2010	2009
	(In thousands)

Cash flows from operating activities:
Net (loss) income	$(83,610)	$23,620	$7,544
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	21,216	20,915	22,322
Share-based compensation expense	39,260	18,114	23,108
Amortization of intangible assets	42,461	25,696	24,257
Impairment of strategic investment	9,184	—	—
In-process research and development impairment	6,000	—	—
Provision for losses on accounts receivables	90	100	(200)
Accrued interest income, net	59	35	556
Loss on disposal of assets, net	322	512	102
Deferred income taxes	16,770	(14,304)	(6,521)
Excess tax benefits from share-based compensation	(937)	(658)	(310)
Foreign currency adjustments	(55)	49	42
Changes in assets and liabilities:
Accounts receivables, net	(13,037)	(5,344)	12,779
Inventories	(6,457)	(2,764)	8,685
Prepaid expenses and other assets	8,065	(10,208)	(7,352)
Accounts payable, accrued liabilities, and other liabilities	(7,199)	7,829	4,863
Accrued taxes	(6,471)	2,143	(571)
Income taxes payable and prepaid income taxes	4,227	(3,744)	(55,326)

Net cash provided by operating activities	29,888	61,991	33,978

Cash flows from investing activities:
Net proceeds from sale of property and equipment	89	261	176
Purchases of property and equipment	(20,920)	(11,637)	(24,673)
Purchases of intangible assets	(4,000)	(21,200)	—
Payments for the purchase of ServerEngines Corporation, net of cash acquired	(53,068)	—	—
Investment in and loans to privately-held companies	(1,000)	(12,000)	(20,932)
Cash received from escrow for prior business combination	1,000	—	—
Cash disbursed for business acquisition	—	(8,817)	—
Purchases of investments	(97,489)	(120,425)	(97,715)
Maturities of investments	91,230	82,689	221,741

Net cash (used in) provided by investing activities	(84,158)	(91,129)	78,597

Cash flows from financing activities:
Repurchase of common stock	(40,082)	(18,240)	(39,913)
Tax withholding payments reimbursed by common stock	(5,677)	(4,329)	(2,881)
Repayment of debt to the Founders of ServerEngines Corporation	(26,897)	—	—
Proceeds from issuance of common stock under stock plans	8,076	6,073	7,064
Excess tax benefits from share-based compensation	937	658	310

Net cash used in financing activities	(63,643)	(15,838)	(35,420)

Effect of exchange rates on cash and cash equivalents	260	(347)	(36)

Net (decrease) increase in cash and cash equivalents	(117,653)	(45,323)	77,119
Cash and cash equivalents at beginning of year	248,813	294,136	217,017

Cash and cash equivalents at end of year	$131,160	$248,813	$294,136

See accompanying notes to consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

Description of Business

Emulex Corporation (Emulex or the Company), a Delaware corporation, creates enterprise-class products that connect storage, servers and networks. Emulex supplies a broad range of advanced storage and server networking infrastructure solutions. The Company’s products and technologies leverage flexible multi protocol architectures that extend from deep within the storage array to the server edge of storage area networks (SANs). Emulex’s storage and server networking offerings include host bus adapters (HBAs), mezzanine cards for blade servers, Converged Network Adapters (CNAs), Universal Converged Network Adapters (UCNAs), Universal Local Area Network on Motherboards (ULOMs), embedded storage bridges, routers, and switches, storage Input/Output controllers (IOCs), and data center networking solutions. HBAs and mezzanine cards are the data communication products that enable servers to connect to storage networks by offloading communication processing tasks as information is delivered and sent to the storage network. CNAs efficiently move data between local area networks and storage area networks using Ethernet and Fibre Channel over Ethernet protocols. UCNAs provide for efficiency of data center operations by consolidating the usage of single protocol cards into using a single card to handle multiple protocol traffic for all applications and leading server architectures. ULOMs are Ethernet Controllers targeting enterprise applications requiring high wire-speed performance, multi-protocol offload capabilities, and advanced Input/Output virtualization. Embedded storage bridges, routers, switches, and IOCs are deployed inside storage arrays, tape libraries and other storage appliances.

Consolidation of Facilities

During fiscal 2011, the Company recorded charges related to the consolidation of two facilities and related workforce reductions of approximately $3.1 million. The charges consisted primarily of salaries and benefits based on continuous employment of the employees through the facility closure dates. In fiscal 2011, the charges were comprised of salaries and benefits expense of approximately $2.6 million, acceleration of fixed assets depreciation expense of approximately $0.3 million, and other costs of approximately $0.2 million. As of the end of fiscal 2011, the remaining charges expected to be recorded relate to estimated salaries and benefits expense of approximately $0.7 million, exit costs related to facilities under non-cancelable leases of approximately $0.9 million, and depreciation expense of approximately $0.1 million. These remaining amounts will be expensed or paid during fiscal 2012. The closure of these two sites was completed subsequent to fiscal 2011.

Principles of Consolidation

The consolidated financial statements include the accounts of Emulex Corporation, and its wholly owned subsidiaries and do not include any noncontrolling interests. All intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The Company operates under a 52 to 53 week fiscal year that ends on the Sunday nearest to June 30. Accordingly, every fifth or sixth fiscal year will be a 53-week fiscal year. Fiscal year 2011 was comprised of 53 weeks and ended on July 3, 2011. Fiscal years 2010 and 2009 were comprised of 52 weeks and ended on June 27, 2010, and June 28, 2009, respectively. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

Certain reclassifications have been made to prior year amounts to conform to current year’s presentation.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

The preparation of the consolidated financial statements, notes, and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and assumptions relating to the reported amount of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Estimates are used for, but not limited to, revenue recognition and cost of sales; the useful life and carrying amount of property and equipment and intangibles; carrying amount of goodwill; deferred taxes and any associated valuation allowances; tax uncertainties; allowances for doubtful accounts and sales related reserves; inventory valuation; stock-based compensation; warranty and other accrued liabilities; cost of an acquired entity and allocation of purchase price; and litigation costs. Actual results could differ materially from management’s estimates.

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

Investments

The Company determines the appropriate balance sheet classification of its investments in debt securities based on maturity date at the time of purchase and evaluates the classification at each balance sheet date. Debt securities are classified as held to maturity as the Company has both the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost plus accrued interest. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity value. Such amortization and accretion are included in interest income.

Equity Investments in Privately-Held Companies

From time to time, the Company makes equity investments in non-publicly traded companies, where the Company is unable to exercise significant influence over the investee. These investments are accounted for under the cost method. Under the cost method, investments are carried at cost and are adjusted for other-than-temporary declines in fair value, distributions of earnings, or additional investments. The Company monitors its investments for impairment on a quarterly basis and makes appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Impairment charges are included in other (expense) income, net in the consolidated statements of operations. Factors used in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition; going concern considerations such as the rate at which the investee utilizes cash, and the investee’s ability to obtain additional financing. As of July 3, 2011 and June 27, 2010, the carrying values of the Company’s equity investments in non-publicly traded companies were approximately

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

zero and $9.2 million, respectively, and were included in Other assets in the accompanying consolidated balance sheets. In fiscal 2011, the business climate of the privately-held company deteriorated significantly as the technology was no longer expected to be designed into customer products and was determined to be other than temporarily impaired and thus, the fair value of the privately-held company was deemed to be zero. As a result, the entire investment of approximately $9.2 million in the privately-held company was impaired.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on accounts receivable are included in net cash provided by operating activities in the accompanying consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make requested payments based upon historical write-offs as a percentage of net revenues and management’s review of outstanding accounts receivable. Amounts due from customers are charged against the allowance for doubtful accounts when management believes the collectibility of the amount is unlikely. Although the Company has not experienced significant losses on accounts receivable historically, its accounts receivable are concentrated with a small number of customers. Consequently, any write off associated with one of these customers could have a significant impact on the Company’s allowance for doubtful accounts and results of operations.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over estimated useful lives of 1 to 39 years for buildings, building improvements and land improvements, 1 to 7 years for production and test equipment, and 1 to 10 years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the shorter of remaining lease term or estimated useful life of the asset. Depreciation expense related to property and equipment used in the production process is recorded in cost of sales. Depreciation expense related to property and equipment used in all other activities is recorded in operating expenses.

Goodwill

Goodwill is not amortized but instead is tested annually for impairment, or more frequently when events or changes in circumstances indicate that the assets might be impaired. Management considers the Company’s business as a whole to be its reporting unit for purposes of testing for impairment. This impairment test is performed annually during the fiscal fourth quarter.

A two-step test is used to identify the potential impairment and to measure the amount of goodwill impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill. As of the date of the fiscal 2011 annual impairment test, the fair value of the reporting unit substantially exceeded its carrying value, therefore, the Company was not at risk of failing the

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

first step of the two-step test for potential impairment. Subsequent to the date of the fiscal 2011 impairment test, the Company’s stock price has declined. If the Company’s stock price continues to decline, goodwill may be impaired. The Company will continue to monitor for potential indicators of impairment.

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

Intangible Assets, Net

Intangible assets resulting from acquisitions are carried at cost less accumulated amortization. For intangible assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets, ranging from four months to ten years. Periodically, the Company assesses whether its long-lived assets including intangibles, should be tested for recoverability whenever events or circumstances indicate that their carrying value may not be recoverable.

Revenue Recognition

The Company generally recognizes revenue at the time of shipment when title and risk of loss have passed, evidence of an arrangement has been obtained, pricing is fixed or determinable, and collectibility has been reasonably assured (Basic Revenue Recognition Criteria). The Company makes certain sales through two tier distribution channels and have various distribution agreements with selected distributors and Master Value Added Resellers (collectively, the Distributors). These distribution agreements may be terminated upon written notice by either party. Additionally, these Distributors are generally given privileges to return a portion of inventory and to participate in price protection and cooperative marketing programs. Therefore, the Company recognizes revenue on its non-Original Equipment Manufacturer (OEM) specific products sold to its Distributors on a sell through model based on data received from the Distributors and management’s estimates to approximate the point that these products have been resold by the Distributors. OEM-specific models sold to the Company’s Distributors are governed under the related OEM agreements rather than under these distribution agreements. The Company recognizes revenue at the time of shipment for most OEM specific products shipped to the Distributors when the Basic Revenue Recognition Criteria have been met. Additionally, the Company maintains sales related reserves for its sales incentive programs. The Company classifies the costs of these incentive programs based on the benefit received, if applicable, as either a reduction of revenue, a cost of sale, or an operating expense.

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

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses amounted to approximately $4.6 million, $5.3 million, and $5.1 million for fiscal years 2011, 2010, and 2009, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method, under which it recognizes deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for net operating loss and tax credit carryforwards. In accordance with the Financial Accounting Standards Board’s (FASB) authoritative guidance on accounting for uncertainties in income taxes, tax positions that meet a more-likely-than-not recognition threshold are recognized in the financial statements. Previously recognized income tax positions that fail to meet the recognition threshold in a subsequent period are derecognized in that period. Differences between actual results and the Company’s assumptions, or changes in its assumptions in future periods, are recorded in the period they become known. The Company recognizes potential accrued interest and penalties in income tax expense including interest and penalties related to unrecognized tax benefits.

Deferred income taxes are recognized for the future tax consequences of temporary differences using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Temporary differences include the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carryforwards. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income. A valuation allowance is recorded against any deferred tax assets when management believes it is more likely than not that such deferred tax assets will not be realized.

Litigation Costs

The Company records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. Legal and other litigation related costs are recognized as the services are provided. The Company records recoveries for litigation costs when both of the following conditions are met: (i) the recovery is probable and (ii) collectability is reasonably assured. The recoveries recorded are only to the extent the litigation costs have been incurred and recognized in the financial statements; however, it is reasonably possible that the actual recovery may be significantly different from our estimates. There are many uncertainties associated with any litigation, and the Company cannot provide assurance that these actions or other third party claims against the Company will be resolved without costly litigation and/or substantial settlement charges. If any of those events were to occur, the Company’s business, financial condition and results of operations could be materially and adversely affected.

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing adjusted net income (loss) by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would be outstanding if the dilutive potential common shares and unvested stock from stock option plans. The dilutive effect of

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding stock options and unvested stock is reflected in diluted net income (loss) per share by application of the treasury stock method.

Supplemental Cash Flow Information

Cash paid during the year for:

	2011		2010	2009
	(In thousands)

Interest	$17		$7	$35
Income taxes	$11,620		$4,668	$63,000
Non-cash activities:
Purchases of property and equipment not paid, net	$94		$1,104	$156
Settlement of other assets in conjunction with business acquisition	$24,466	(1)	$4,000	$—

(1)	Related to the ServerEngines acquisition. See Note 2.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, investments, notes receivable, equity investment in privately-held company, and insurance recovery receivable. The fair values of cash and cash equivalents and current investments are determined based on “Level 1” inputs, consisting of quoted prices in active markets for identical assets. The Company believes the carrying value of its insurance recovery receivable approximates its current fair value due to its nature and relatively short duration. The fair value of the Company’s equity investment in a privately-held company was based on the income approach. The fair value of the Company’s notes receivable from the privately-held company was based on management judgment and market-based interest rates and was believed to approximate the carrying value. The fair values are determined based on “Level 3” inputs which require the use of inputs that are both unobservable and significant to the fair value measurements.

Business and Credit Concentration

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. Cash, cash equivalents, and investments, are primarily maintained at three major financial institutions in the United States.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deposits held with banks may exceed the amount of insurance provided on such deposits, if any. The Company principally invests in U.S. Government issued securities, U.S. Government sponsored entity securities and corporate bonds and with the exception of the U.S. Government issued or U.S. Government sponsored entity securities, limits the amount of credit exposure to any one entity.

The Company sells its products to OEMs and distributors in the computer storage and server industry. Consequently, the Company’s net revenues and accounts receivable are concentrated. Direct sales to the Company’s top five customers accounted for 64%, 58%, and 61% of total net revenues in fiscal years 2011, 2010, and 2009, respectively. The level of sales to any single customer may vary and the loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on the Company. Furthermore, although the Company sells to customers throughout the world, sales in the United States and Asia Pacific accounted for approximately 80%, 68%, and 67% of the Company’s net revenues in fiscal years 2011, 2010, and 2009, respectively and the Company expects for the foreseeable future, these sales will account for the substantial majority of the Company’s revenues. Sales are denominated in U.S. dollars. Consequently, the Company believes its foreign currency risk is minimal. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts. Historically, the Company has not experienced significant losses on accounts receivable.

Additionally, the Company currently relies on single and limited supply sources for several key components used in the manufacturing of its products. Also, the Company relies on three Electronics Manufacturing Services (EMS) providers for the manufacturing of its products. The inability or unwillingness of any single and limited source suppliers or the inability or unwillingness of any of the Company’s EMS provider sites to fulfill supply and production requirements, respectively, could materially impact future operating results.

Segment Information

The Company operates in one operating segment, networking products.

Recently Adopted Accounting Standards

The Company adopted the FASB’s amended accounting standards for revenue arrangements with multiple deliverables in fiscal 2010. In the absence of vendor-specific objective evidence (VSOE) or other third party evidence (TPE) of the selling price for the deliverables in certain multiple-element arrangements, companies are required to use an estimated selling price for the individual deliverables. Companies shall apply the relative-selling price model for allocating an arrangement’s total consideration to its individual elements. Under this model, the estimated selling price is used for both the delivered and undelivered elements that do not have VSOE or TPE of the selling price. There was no financial statement impact of the Company’s adoption of this guidance.

The Company adopted the FASB’s amended accounting standards for certain revenue arrangements that include software elements amending previous guidance on software revenue recognition to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality in fiscal 2010. There was no financial statement impact of the Company’s adoption of this guidance.

In December 2007, the FASB issued authoritative guidance for business combinations changing the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development, and restructuring costs. In addition, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. In April 2009, the FASB amended the

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 2007 guidance related to the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies assumed in business combinations. The April 2009 guidance eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and instead carries forward most of the provisions in place before the December 2007 guidance was issued. The Company adopted the December 2007 and April 2009 guidance in fiscal 2010. The adoption impacts the accounting for any business combinations entered into after the effective date, including the accounting for the Company’s acquisition of ServerEngines Corporation (see Note 2).

In June 2008, the FASB issued authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities. The Company adopted this guidance in fiscal 2010. See Note 15.

Recently Issued Accounting Standards

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements” amending ASC 820, “Fair Value Measurements and Disclosures” requiring additional disclosure and clarifying existing disclosure requirements about fair value measurements. ASU 2010-06 requires entities to provide fair value disclosures by each class of assets and liabilities, which may be a subset of assets and liabilities within a line item in the statement of financial position. The additional requirements also include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and separate presentation of purchases, sales, issuances and settlements of items within Level 3 of the fair value hierarchy. The guidance clarifies existing disclosure requirements regarding the inputs and valuation techniques used to measure fair value for measurements that fall in either Level 2 or Level 3 of the hierarchy. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, or the third quarter of the Company’s 2010 fiscal year, except for the disclosures about purchases, sales, issuances and settlements of items within Level 3, which is effective for fiscal years beginning after December 15, 2010, or the Company’s 2012 fiscal year, and for interim periods within those fiscal years. There was no impact of the Company’s adoption of this guidance and management is currently assessing the impact of the disclosure guidance effective in fiscal 2012.

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

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year. Early adoption is prohibited. The Company does not expect any impact upon adoption of this guidance as the Company has a single reporting unit, which does not have a zero or negative carrying amount of equity.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” ASU 2010-29 affects any public entity that enters into business combinations that are material on an individual or aggregate basis. The comparative financial statements should present and disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, or the Company’s 2012 fiscal year. The Company does not expect any financial impact of adopting this guidance and will apply this guidance to future acquisitions.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The amendments result in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The amendments clarify the application of existing fair value measurement and disclosure requirements, including: a) application of the highest and best use and valuation premise concepts, b) measurement of the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and c) quantitative disclosure about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The amendments also change a particular principle or requirement for fair value measurement and disclosure, including: a) measurement of the fair value of financial instruments that are managed within a portfolio, b) application of premiums and discounts in a fair value measurement, and c) additional disclosure about fair value measurements. The amendments are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011, or the Company’s third quarter of fiscal year 2012. Early application by public entities is not permitted. The Company is currently assessing the impact of the disclosure guidance effective in fiscal 2012 but does not expect any financial impact of adopting this guidance.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity can elect to present items of net income and other comprehensive income in one continuous statement (referred to as the statement of comprehensive income) or in two separate, but consecutive, statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts (i.e., net income and other comprehensive income), would need to be displayed under either alternative. The statement(s) would need to be presented with equal prominence as the other primary financial statements. The amendments are to be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently assessing the impact of the disclosure guidance effective in fiscal 2013 but does not expect any financial impact of adopting this guidance.

Note 2.	Business Combinations

ServerEngines Corporation

On August 25, 2010, the Company acquired 100% of the outstanding common stock of ServerEngines Corporation (ServerEngines), a privately-held, fabless semiconductor company located in Sunnyvale, California. Management believes that the combination of Emulex and ServerEngines’ technology will create a

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unique offering to deliver input/output (I/O) connectivity to our customers as part of their converged networking solutions, including adapters, mezzanine cards and LAN on Motherboard (LOM) solutions. These benefits and additional opportunities were among the factors that contributed to a purchase price resulting in the recognition of goodwill.

The Company has allocated the purchase price of the acquired company to the net tangible assets and intangible assets acquired based upon their estimated fair values. Acquisition-related transaction costs and acquisition-related restructuring charges are not included as components of consideration transferred but have been accounted for as expenses in the period in which the costs are incurred. Total merger-related transaction costs incurred by the Company were approximately $3.3 million, of which $2.0 million was incurred and recorded in general and administrative expenses in fiscal year 2010, and $1.3 million was incurred and recorded in general and administrative expenses in fiscal year 2011.

The aggregate purchase price was approximately $135.7 million and was comprised of the following:

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

The contingent consideration relates to 4.0 million shares that are issuable upon achievement of two post-closing milestones. Approximately 2.5 million shares are tied to the employment of certain recipients, and are therefore accounted for as stock-based compensation over the service period. The Company has recognized approximately $16.7 million of stock-based compensation expense in fiscal 2011 and expects to recognize approximately another $5.5 million of stock based compensation expense through fiscal 2012 related to the employment based contingent shares. The first post-closing milestone was met during the quarter ended December 26, 2010.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has allocated the purchase price to the assets acquired and liabilities assumed at estimated fair values. The excess of the purchase price over the aggregate fair values is recorded as goodwill. The following table summarizes the allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition and acquisition related charges:

(In thousands)

Current assets, including cash acquired of $1,725	$12,160
Current deferred tax assets	4,474
Property and equipment	1,378
Other noncurrent assets	431
Intangible assets	135,410
Goodwill	83,455

Total assets acquired	237,308

Current liabilities	(71,686)
Noncurrent deferred tax liability	(29,246)
Accrued taxes	(1,122)

Total liabilities assumed	(102,054)

Acceleration of ServerEngines restricted stock included in stock based compensation expense	48
Settlement of pre-existing contractual agreement included in interest expense	353

Total acquisition related charges	401

Total purchase price allocation	$135,655

The current liabilities assumed of approximately $71.7 million included approximately $26.9 million due to the founders of ServerEngines and approximately $24.5 million due to Emulex. These amounts were settled in conjunction with the acquisition. During fiscal 2011, the Company recognized approximately $0.4 million in interest expense for the amount by which the loan due from ServerEngines was unfavorable from the Company’s perspective compared to the current market terms.

The intangible assets acquired of approximately $135.4 million were determined, in accordance with the authoritative guidance for business combinations, based on the estimated fair values using valuation techniques consistent with the market approach and income approach to measure fair value. The remaining useful lives were estimated based on the underlying agreements or the future economic benefit expected to be received from the assets. Of the approximately $135.4 million which was assigned to acquired intangible assets, approximately $127.2 million was assigned to developed technology, approximately $2.4 million was assigned to in-process research and development, approximately $1.7 million was assigned to a tradename, approximately $1.7 million was assigned to backlog, approximately $1.9 million was assigned to customer relationships, and approximately $0.5 million was assigned to covenants not to compete.

Intangible assets with identifiable lives are being amortized on a straight-line basis over their estimated useful lives as follows:

Developed technology	6 - 10 years
Customer relationships	2 years
Covenants not to compete	2.5 years
Tradename	10 years
Backlog	4 months
Weighted-average amortization period	6 years

The goodwill recognized is not expected to be deductible for income tax purposes.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The acquisition has been included in the consolidated statements of operations of the Company since the date of acquisition. Since the acquisition date, the Company recorded approximately $15.7 million in revenue with respect to the ServerEngines business in the Company’s consolidated statements of operations.

Following is the summarized pro forma combined results of operations for the fiscal years ended July 3, 2011 and June 27, 2010, assuming the acquisition had taken place at the beginning of each fiscal year. The pro forma combined results of operations for the fiscal year ended July 3, 2011, was prepared based upon the statement of operations of Emulex for the fiscal year ended July 3, 2011 combined with the statement of operations of ServerEngines for period from July 1, 2010 to August 25, 2010 as all operating results of ServerEngines were included in the statement of operations of Emulex since the acquisition date of August 25, 2010. The pro forma combined results of operations for the fiscal year ended June 27, 2010, was prepared based upon the statement of operations of Emulex for the fiscal year ended June 27, 2010 combined with the statement of operations of ServerEngines for the period from July 1, 2009 to June 30, 2010.

The pro forma information includes adjustments to reflect the amortization and depreciation of intangible and tangible assets acquired, incremental stock-based compensation expense resulting from retention stock options granted to ServerEngines employees, reductions to interest expense for the settlement of ServerEngines debt in connection with the acquisition, elimination of the historical revenues and cost of goods sold between the Company and ServerEngines, and the related estimated tax effects of these adjustments, as well as an adjustment to shares outstanding for shares issued for the acquisition. The pro forma results exclude transaction costs of approximately $1.3 million and $2.0 million in fiscal 2011 and 2010, respectively, and stock based compensation related to the contingent shares which is tied to the employment of certain recipients of approximately $16.7 million recognized in the Company’s statement of operations for the 2011 fiscal year, as these charges are not expected to have a continuing impact on the statements of operations of the combined entity.

The pro forma results are not necessarily indicative of the future results or results that would have been reported had the acquisition taken place when assumed.

	Year Ended
	July 3,	June 27,
	2011	2010
	(Unaudited)
	(In thousands, except per share data)

Net revenues	$454,435	$422,413

Net (loss) income	$(71,991)	$(6,327)

Net (loss) income per basic share	$(0.83)	$(0.07)

Net (loss) income per diluted share	$(0.83)	$(0.07)

Acquisition in Fiscal 2010

In May 2010, the Company purchased a business from a privately-held company in the storage networking industry. Total consideration was approximately $13.0 million consisting of cash, cancellation of loans receivable, and a partial return of the Company’s equity investment in the privately-held company. The transaction was accounted for as a business acquisition. The purchase consideration was allocated to the tangible and intangible assets acquired, including IPR&D, based on their estimated fair values. The Company recorded approximately $6.0 million of IPR&D, $0.9 million of fixed assets and approximately $6.1 million in goodwill as of June 27, 2010. During the first quarter ended September 26, 2010, the Company obtained further information on the valuation of the acquired fixed assets and in accordance with the authoritative guidance for business combinations, retroactively recorded a purchase price adjustment to write down the fixed

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets and adjust goodwill by approximately $0.9 million as of June 27, 2010. During the three months ended December 26, 2010, the Company received $1.0 million from escrow for standard representations and warranties not met and adjusted preliminary consideration and goodwill retrospectively as of June 27, 2010. The purchase price allocation was final as of December 26, 2010. Pro forma results of operations have not been presented as the acquisition was not material to the Company’s consolidated financial statements. In the third quarter of the Company’s fiscal 2011, the business climate for the product associated with this IPR&D deteriorated significantly as the technology was no longer expected to be designed into customer products and was determined to be other than temporary and thus, the entire amount of the IPR&D of approximately $6.0 million was impaired. See Note 7.

Note 3.	Fair Value of Financial Instruments

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

Financial instruments measured at fair value on a recurring basis as of July 3, 2011 and June 27, 2010 are as follows:

	Level 1	Level 2	Level 3	Total
	(In thousands)

July 3, 2011
Cash and cash equivalents	$131,160	$—	$—	$131,160
Term deposits	2,989	—	—	2,989
U.S. government securities	42,928	—	—	42,928
U.S. government sponsored entity securities	4,678	—	—	4,678
Corporate bonds	1,588	—	—	1,588

	$183,343	$—	$—	$183,343

June 27, 2010
Cash and cash equivalents	$248,813	$—	$—	$248,813
Municipal bonds	101	—	—	101
Term deposits	3,237	—	—	3,237
U.S. government securities	23,008	—	—	23,008
U.S. government sponsored entity securities	19,648	—	—	19,648

	$294,807	$—	$—	$294,807

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In fiscal year 2011, an impairment charge of approximately $9.2 million was recorded to write down the carrying value of the Company’s equity investment in a privately held company, which was recorded in other assets (see Note 8), to its estimated fair value. The business climate of the privately-held company deteriorated significantly as the technology was no longer expected to be designed into customer products and was determined to be other than temporary and thus, the fair value of the privately-held company was deemed to be zero. The fair value was estimated based on the income approach, using “Level 3” inputs requiring the use of inputs that are both unobservable and significant to the fair value measurements. The impairment charge was recorded in non-operating (expense) income, net, in the accompanying consolidated statements of operations.

Note 4.	Cash, Cash Equivalents, and Investments

The Company’s portfolio of cash, cash equivalents, and held-to-maturity investments consists of the following:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

July 3, 2011
Cash	$50,281	$—	$—	$50,281
Money market funds	80,879	—	—	80,879
Term deposits	2,989	—	—	2,989
U.S. government securities	42,934	—	(6)	42,928
U.S. government sponsored entity securities	4,680	—	(2)	4,678
Corporate bonds	1,587	1	—	1,588

	$183,350	$1	$(8)	$183,343

June 27, 2010
Cash	$54,691	$—	$—	$54,691
Money market funds	194,122	—	—	194,122
Municipal bonds	101	—	—	101
Term deposits	3,238	—	(1)	3,237
U.S. government securities	23,006	2	—	23,008
U.S. government sponsored entity securities	19,645	3	—	19,648

	$294,803	$5	$(1)	$294,807

Cash, cash equivalents and investments were classified as follows:

	2011	2010
	(In thousands)

Cash and cash equivalents	$131,160	$248,813
Short-term investments (maturities less than one year)	37,025	45,990
Long-term investments (maturities greater than one year)	15,165	—

	$183,350	$294,803

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Inventories

Inventories are summarized as follows:

	2011	2010
	(In thousands)

Raw materials	$6,352	$2,717
Finished goods	14,156	10,748

	$20,508	$13,465

Note 6.	Property and Equipment

Components of property and equipment, net, are as follows:

	2011	2010
	(In thousands)

Equipment	$99,669	$91,185
Furniture and fixtures	48,713	44,219
Buildings and improvements	44,809	41,518
Land	12,532	12,532

	205,723	189,454
Less: accumulated depreciation and amortization	(141,628)	(125,972)

	$64,095	$63,482

Note 7.	Goodwill and Intangible Assets, net

Goodwill relates to the purchase of Sierra Logic, Inc. in fiscal 2007, the purchase of a business from a privately-held storage networking company in fiscal 2010 and the purchase of ServerEngines Corporation in fiscal 2011.

The activities in goodwill during the twelve months ended July 3, 2011 and June 27, 2010 are as follows:

	2011	2010
	(In thousands)

Balance at the beginning of the period	$93,835	$87,840
Goodwill from acquisition during the period	83,455	5,995	(1)

Balance at the end of the period	$177,290	$93,835

(1)	Purchase price allocation adjustments, net, of approximately $0.1 million during the measurement period were recorded retrospectively to June 27, 2010 pursuant to the authoritative guidance for business combinations.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets, net, are as follows:

	2011	2010
	(In thousands)

Intangible assets subject to amortization:
Core technology and patents	$77,345	$73,345
Accumulated amortization, core technology and patents	(61,052)	(53,050)
Developed technology	198,100	68,500
Accumulated amortization, developed technology	(82,116)	(51,375)
Customer relationships	5,100	3,200
Accumulated amortization, customer relationships	(3,831)	(2,398)
Tradename	6,339	4,639
Accumulated amortization, tradename	(4,781)	(4,364)
Covenants not to compete	550	—
Accumulated amortization, covenants not to compete	(183)	—
Backlog	1,660	—
Accumulated amortization, backlog	(1,660)	—
Perpetual licenses	157	—
Accumulated amortization, perpetual licenses	(26)	—

Total amortizable intangible assets, net	135,602	38,497
In process research and development	—	6,000

Total intangible assets, net	$135,602	$44,497

During fiscal 2011, the business climate for the product associated with the IPR&D from the acquisition of a privately-held company in fiscal 2010, deteriorated significantly as the technology was no longer expected to be designed into customer products and was determined to be other than temporary and thus, the entire amount of the IPR&D of approximately $6.0 million was impaired.

During fiscal 2009, the Company recorded an impairment charge of approximately $3.1 million related to a developed technology intangible asset acquired from Aarohi Communications, Inc. The initial value ascribed to this developed technology intangible asset was based primarily on forecasted revenues from products which the Company decided, during fiscal 2009, to no longer produce. The Company recorded the impairment charge to reduce the carrying value of this developed technology intangible asset to the estimated fair value of zero. This impairment charge was recorded in cost of sales in the accompanying consolidated statements of operations.

Aggregated amortization expense for intangible assets for fiscal year 2011, 2010, and 2009, was approximately $42.5 million, $25.7 million, and $24.3 million respectively, of which approximately $33.1 million, $18.9 million, and $18.9 million of amortization expense related to core technology and developed technology, respectively, has been included in cost of sales within the consolidated statements of operations.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the estimated aggregated amortization expense of intangible assets for the next five full fiscal years (in thousands):

2012	$30,590
2013	26,140
2014	25,835
2015	21,835
Thereafter	31,202

$135,602

Note 8.	Other Assets

Components of other assets are as follows:

	2011	2010
	(In thousands)

Notes receivable	$—	$24,256
Equity investment in privately-held company	—	9,184
Other	8,535	8,987

	$8,535	$42,427

As described in Note 2, the note receivable from ServerEngines was settled in connection with the acquisition on August 25, 2010.

The Company’s equity investment in a privately-held company was accounted for under the cost method. Under the cost method, investments were carried at cost and were adjusted for other-than-temporary declines in fair value, distributions of earnings, or additional investments. The Company monitored its investment for impairment on a quarterly basis and made appropriate reductions in carrying values when such impairments were determined to be other-than-temporary. Factors used in determining an impairment included, but were not limited to, the current business environment including competition; uncertainty of financial condition; technology and product prospects; results of operations; and current financial position including any going concern considerations such as the rate at which the investee utilized cash and the investee’s ability to obtain additional financing. In fiscal 2011, the business climate of the privately-held company deteriorated significantly as the technology was no longer expected to be designed into customer products and was determined to be other than temporary and thus, the fair value of the privately-held company was deemed to be zero. As a result, the entire investment of approximately $9.2 million in the privately-held company was impaired during fiscal 2011. The impairment charge was recorded in non-operating (expense) income, net, in the statements of operations.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Accrued Liabilities

Components of accrued liabilities are as follows:

	2011	2010
	(In thousands)

Payroll and related costs	$21,327	$14,387
Warranty liability	2,166	1,637
Accrued rebates	10,546	3,775
Other	8,160	9,254

	$42,199	$29,053

The Company provides a warranty of between one to five years on its products. The Company records a provision for estimated warranty related costs at the time of sale based on historical product return rates and the Company’s estimates of expected future costs of fulfilling its warranty obligations. Changes to the warranty liability in 2011 and 2010 are as follows:

	2011	2010
	(In thousands)

Balance at beginning of period	$1,637	$2,462
Accrual for warranties issued	2,039	542
Changes to pre-existing warranties (including changes in estimates)	(75)	(737)
Settlements made (in cash or in kind)	(1,435)	(630)

Balance at end of period	$2,166	$1,637

Note 10.	Employee Retirement Savings Plans

The Company has a pretax savings and profit sharing plan under Section 401(k) of the Internal Revenue Code (IRC) (the Plan) for substantially all domestic employees. Under the Plan, eligible employees are able to contribute up to 15% of their compensation not to exceed the maximum IRC deferral amount. In addition, Company discretionary contributions match up to 4% of a participant’s compensation. Company discretionary contributions to the 401(k) plan were suspended in March 2009 due to the downturn in the economy. Effective in February 2010, the Company discretionary contributions match was reinstated to 50% of the first 4% of a participant’s eligible compensation. The Company’s contributions under this plan were approximately $1.7 million, $0.6 million, and $1.9 million in fiscal years 2011, 2010, and 2009, respectively.

The Company also maintains similar retirement plans in certain international locations. The total expense and total obligation of the Company for these plans were not material to the accompanying consolidated financial statements for all periods presented.

Note 11.	Commitments and Contingencies

Leases

The Company leases certain facilities and equipment under long-term non-cancelable operating lease agreements, which expire at various dates through 2019. Rent expense for the Company under operating leases, including month-to-month rentals, totaled approximately $6.1 million, $5.2 million, and $5.8 million in fiscal years 2011, 2010, and 2009, respectively. The Company has recorded rent expense on a straight-line basis based on contractual lease payments. Allowances from lessors for tenant improvements have been included in the straight-line rent expense for the applicable locations.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum non-cancelable operating lease commitments are as follows (in thousands):

Operating
Leases

Fiscal year:
2012	$5,951
2013	4,348
2014	1,772
2015	765
2016	785
Thereafter	981

Total minimum lease payments	$14,602

Litigation

On September 14, 2009, Broadcom Corporation filed a patent infringement lawsuit against the Company in the United States District Court in the Central District of California. The original complaint alleged infringement by the Company of ten Broadcom patents covering certain data and storage networking technologies. On January 11, 2010, the Court set a trial date of September 20, 2011. On February 23, 2010, Broadcom filed a first amended complaint adding allegations of infringement for one additional Broadcom patent. The first amended complaint sought unspecified damages and injunctive relief. On March 25, 2010, the Company filed its answer and affirmative defenses to the first amended complaint alleging that it believed that the Broadcom patents at issue were invalid or not infringed, or both. In addition, the Company asserted counterclaims for declaratory judgment of invalidity and non-infringement against each of the Broadcom patents at issue, and sought award of attorneys’ fees, costs, and expenses.

On May 26, 2010, Broadcom Corporation filed a separate patent infringement lawsuit against the Company in the United States District Court in the Central District of California. The 2010 lawsuit alleged infringement of a Broadcom patent covering certain data and storage networking technologies by certain Emulex products. Broadcom sought a judgment for damages, injunctive relief, and an award of attorneys’ fees and costs.

On June 30, 2010, the Court consolidated the 2009 and 2010 patent cases into a single case. On October 14, 2010, the Court issued an order on the parties’ joint stipulation dismissing three patents from the case. On November 1, 2010, the Court issued an order allowing Broadcom to make infringement assertions against additional Emulex products. In a Court ruling dated December 17, 2010, the Court provided interpretations of certain terms contained in the claims of the patents being asserted by Broadcom. In February and May 2011, the Court issued separate orders on the parties’ joint stipulations collectively dismissing two patents from the case (leaving seven patents in the case). The Court heard the parties’ respective motions for summary judgment and subsequently issued a ruling on August 3, 2011 barring Broadcom’s claim for infringement on one patent, leaving six patents in the case. Pursuant to local rules and court order, the parties have scheduled mediation for August 25, 2011. Trial is scheduled to begin September 20, 2011. While the Company has contractual commitments from its suppliers concerning the defense and indemnification of certain Broadcom claims relating to certain technology provided by such suppliers, it cannot be certain that such defense and indemnification obligations will be promptly honored by such suppliers. This lawsuit continues to present risks that could have a material adverse effect on the Company’s business, financial condition, or results of operations, including loss of patent rights, monetary damages, and injunction against the sale of accused products. The Company has been presenting a vigorous defense against this lawsuit; but management is unable to determine whether any loss will occur or to estimate the range of such loss. Therefore, no amount of loss has been accrued.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On November 15, 2001, prior to the Company’s acquisition of Vixel Corporation, a securities class action lawsuit was filed in the United States District Court in the Southern District of New York as Case No. 01 CIV. 10053 (SAS), Master File No. 21 MC92 (SAS) against Vixel and two of its officers and directors (one of which is James M. McCluney, the Company’s current Chief Executive Officer) and certain underwriters who participated in the Vixel initial public offering in late 1999. The amended complaint alleged violations under Section 10(b) of the Exchange Act and Section 11 of the Securities Act and sought unspecified damages on behalf of persons who purchased Vixel stock during the period October 1, 1999 through December 6, 2000. On April 2, 2009, the parties signed a Stipulation and Agreement of Settlement (the 2009 Settlement) to the District Court for preliminary approval. The District Court granted the plaintiffs’ motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement “fairness” hearing was held on September 10, 2009. On October 6, 2009, the District Court entered an opinion granting final approval to the settlement and directing that the Clerk of the District Court close these actions. The 2009 Settlement provides for Emulex to pay zero and for insurers to pay the entire settlement amount of $586 million for all defendants. Notices of appeal of the opinion granting final approval were originally filed by six groups of appellants, five of which have been settled or dismissed, leaving one remaining appellant.

In addition to the ongoing litigation discussed above, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of the open matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Other Commitments and Contingencies

As of July 3, 2011, the Company has approximately $33.8 million of liabilities for uncertain tax positions for which a reasonably reliable estimate of the period of payment cannot be made. See Note 13.

The Company has entered into various agreements for professional services, joint-development, non-recurring engineering, and purchases of inventory. As of July 3, 2011, the Company’s obligation associated with such agreements was approximately $61.4 million.

In addition, the Company provides limited indemnification in selected circumstances within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringement of certain intellectual property, and in some limited cases against bodily injury or damage to real or tangible personal property caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. As of July 3, 2011, the Company has not incurred any significant costs related to indemnification of its customers.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Shareholders’ Equity

Stock Repurchase Program

In early August 2008, the Company’s Board of Directors authorized a plan to repurchase up to $100.0 million of its outstanding common stock. In April 2009, upon receipt of an unsolicited acquisition proposal and related tender offer of Broadcom Corporation to acquire the Company, the Company’s Board of Directors elected to temporarily suspend any activity under the share repurchase plan. In light of Broadcom allowing its tender offer to expire on July 14, 2009, Emulex’s Board of Directors elected to reactivate the $100.0 million share repurchase plan effective July 15, 2009. From June 29, 2009 through July 3, 2011, the Company repurchased approximately 6.1 million shares of its common stock for an aggregate purchase price of approximately $58.3 million or an average of $9.55 per share under this plan, of which approximately 4.1 million shares for an aggregate purchase price of approximately $40.1 million or an average of $9.76 was purchased in fiscal 2011. Subsequent to July 3, 2011, the Company repurchased 1,022,464 shares of its common stock under this program for an aggregate purchase price of approximately $7.0 million or an average of $6.83 per share. The Company may repurchase additional shares under this plan from time-to-time in open market purchases or privately negotiated transactions. It is expected that any future share repurchases will be financed by available cash balances and cash from operations. The Company’s Board of Directors has not set an expiration date for the plan.

Stock-Based Compensation

As of July 3, 2011, the Company had three stock-based plans for employees and directors that are open for future awards and are described below. In addition, the Company had nine stock-based plans, including seven plans assumed in connection with acquisitions, each of which is closed for future grants but has options outstanding.

Amounts recognized in the financial statements with respect to these plans for fiscal 2011, 2010, and 2009 are as follows:

	2011	2010	2009
	(In thousands)

Cost of stock-based payment plans during the period	$39,211	$18,152	$23,095
Stock-based cost related to ServerEngines stock awards acceleration during the period	50	—	—
Amounts capitalized in inventory during the period	(737)	(517)	(615)
Amounts recognized in income for amounts previously capitalized in inventory	736	479	628

Amounts charged against income, before income tax benefit	$39,260	$18,114	$23,108

Amount of related income tax benefit recognized in income	$8,681	$6,677	$7,563

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the ESPP) was adopted by the Board of Directors and approved by the stockholders in 2000 and became effective on January 1, 2001. Under the ESPP, employees of the Company who elect to participate have the right to purchase common stock at a 15% discount from the lower of the market value of the common stock at the beginning or the end of each six month offering period. Employees purchase common stock using payroll deductions, which may not exceed 10% of their eligible compensation (the amount may be increased from time to time by the Company but may not exceed 15% of eligible compensation). The ESPP was amended and adopted by the Board of Directors in 2007 (the Amended ESPP). The Amended ESPP was approved by the stockholders in 2007 and became effective on November 15,

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007. The amendment changed the six month option periods from April 1 to September 30 of each year to May 1 to October 31 and from October 1 to March 31 of each year to November 1 to April 30. In addition, the amendment increased the maximum number of shares that an employee may purchase in each six month period from 500 shares to 1,000 shares, and increased the maximum dollar amount that can be withheld from employees during each six month period from $12,500 to $25,000 (subject to a maximum of $25,000 in any calendar year). No employee may purchase more than $25,000 worth of common stock (calculated at the time the purchase right is granted) or 2,000 shares in any calendar year. On November 23, 2010, the Company’s stockholders approved an amendment to increase the number of shares authorized for issuance under the Amended ESPP by another 1,500,000 shares. The Compensation Committee of the Board of Directors administers the Amended ESPP. The Company has reserved a total of 4,950,000 shares of common stock for issuance under the Amended ESPP. As of July 3, 2011, there are 1,456,623 shares available for future award grants under the Amended ESPP.

2005 Equity Incentive Plans

On December 1, 2005, the Company’s shareholders ratified and approved the Emulex Corporation 2005 Equity Incentive Plan (the Equity Incentive Plan). The Company’s Equity Incentive Plan permits the grant of stock options, restricted stock awards and restricted stock units (collectively, unvested stock awards), and stock appreciation rights to its domestic and international employees. The aggregate number of shares which may be used under the Equity Incentive Plan consists of 2,937,475 shares of common stock, plus the number of shares underlying options that were outstanding on the effective date of the Equity Incentive Plan (October 24, 2005) that expire, are forfeited, cancelled or terminate for any reason under the Employee Stock Option Plan and the 2004 Employee Stock Incentive Plan without having been exercised in full. On November 30, 2006, an additional 1,500,000 shares were approved for issuance under the Equity Incentive Plan by the Company’s stockholders. On November 15, 2007, the Company’s stockholders approved an amendment to the Equity Incentive Plan to increase the number of shares authorized for issuance under the Equity Incentive Plan by another 1,500,000 and to provide that shares available for grant under the Aarohi Communications, Inc. 2001 Stock Option Plan (the “Aarohi Plan”) and the Sierra Logic, Inc. 2001 Stock Option Plan (the “Sierra Plan”) may be used for awards granted under the Equity Incentive Plan. On November 23, 2010, the Company’s stockholders approved an amendment to increase the number of shares authorized for issuance under the Equity Incentive Plan by another 2,000,000 and to provide that shares available for grant under the ServerEngines Corporation Amended and Restated 2008 Stock Option Plan (the ServerEngines Plan) may be used for awards granted under the Equity Incentive Plan.

The Equity Incentive Plan is administered by the Board of Directors, or at the discretion of the Board, by a committee consisting of two or more independent directors of the Company (the Committee). As of July 3, 2011, there were 4,396,556 shares available for future award grants under the Equity Incentive Plan, including the shares available for grant under the Employee Stock Option Plan, 2004 Employee Stock Incentive Plan, Aarohi Plan and Sierra Plan and ServerEngines Plan.

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

Unvested stock awards may be awarded (or sold at a purchase price determined by the Board or Committee) upon terms established by the Board or Committee at its sole discretion. The vesting provisions of unvested stock awards will be determined individually by the Board or Committee for each grant, but generally vest annually over three years. Beginning May 2, 2006, the Company granted unvested stock awards

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to employees and non-employee directors under the Equity Incentive Plan. As of July 3, 2011, there were 3,617,080 shares of unvested stock awards outstanding.

Unrestricted stock awards are free of any vesting provisions. As of July 3, 2011, the were no unrestricted stock awards outstanding.

Performance awards are subject to the attainment of performance goals established by the Board or Committee, the periods during which performance is to be measured, and all other limitations and conditions applicable to the awarded shares. Performance goals are based on a pre-established objective formula or standard that specifies the manner of determining the number of performance awards that will be granted or will vest if the performance goal is attained. Performance goals are determined by the Board or the Committee prior to the time 25% of the service period has elapsed and may be based on one or more business criteria that apply to an individual, a business unit or the Company. Beginning August 2, 2010, the Company granted performance stock awards to employees under the Equity Incentive Plan. As of July 3, 2011, there were 44,000 shares of performance awards outstanding.

Stock appreciation rights entitle the holder to receive the appreciation in the value of common stock underlying the stock appreciation right. The Board or Committee may grant a stock appreciation right either as a stand alone right, or if such right does not provide for the deferral of compensation within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, in tandem with all or any part of the shares of common stock that may be purchased by the exercise of a stock option. As of July 3, 2011, there were no stock appreciation rights outstanding.

Non-Employee Director Plan

The Company’s 1997 Stock Option Plan for Non-Employee Directors (the Director Plan) was amended and approved by the stockholders on November 30, 2006 to allow for a maximum of 1,880,000 shares of common stock to be issued. The Director Plan provides that an option to purchase 60,000 shares of common stock is granted to each non-employee director of the Company upon the first date that such director becomes eligible to participate. These options shall be exercisable as to 33.3% of the shares on each anniversary of the grant if the director is still a director of the Company. In addition, the Director Plan provides that on each yearly anniversary of the date of the initial grant, each eligible director shall automatically be granted an additional option to purchase 20,000 shares of common stock. From fiscal 2007, in lieu of the 20,000 annual stock option grant, each eligible director received an unvested stock award grant of 7,000 shares. These options or unvested stock awards shall be exercisable as to 50% of the shares on the six month anniversary, 25% on the nine month anniversary and 25% on the year anniversary of the grant date. From fiscal 2011, in lieu of the automatic 60,000 share option grant upon the first date that such director becomes eligible to participate, a non-employee director receives an automatic unvested stock award having an aggregate market value on the date of grant equal to $200,000. The initial unvested stock award vests as to one half of the shares on the date of grant and one half of the shares six months after the date of grant. In addition, in lieu of the automatic 20,000 share annual option grant provided for in the Director Plan and the 7,000 share unvested stock award grant that the Board previously approved to replace the 20,000 share annual option grant, on December 2 of each year, each non-employee director receives an annual unvested stock award having an aggregate market value on the date of grant equal to $125,000; provided, however, the first annual grant will be reduced pro rata (based on the percentage of a year served as a director prior to the date of the first annual grant) if the annual unvested stock award is granted within less than one year after the grant of the $200,000 initial unvested stock award described above. The annual unvested stock award vests as to one half of the shares on the date of grant and one half of the shares six months after the date of grant. No option or unvested stock awards granted under the Director Plan shall be exercisable after the expiration of the earlier of (i) ten years following the date the option or unvested stock awards is granted or (ii) one year following the date the optionee ceases to be a director of the Company for any reason. The administrator of the Director Plan has the

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discretion to grant additional awards in the form of unvested stock awards and/or stock appreciation rights or to substitute unvested stock awards or stock appreciation rights for the formula grants described above. Options or unvested stock awards granted under the Director Plan are non-qualified stock awards. As of July 3, 2011, there were 497,916 shares available for future award grants under the Director Plan.

Employee Stock Option Plan and 2004 Employee Stock Incentive Plan

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

Options granted under the Plan and options granted under the 2004 Plan prior to August 2005 had a 10 year contractual term and become exercisable on a cumulative basis as to 25% of the total number of shares one year from the date the option is granted with an additional 6.25% after the end of each consecutive calendar quarter thereafter, except when otherwise provided by the Board of Directors or the Compensation Committee. Beginning with awards granted in August 2005, each option granted generally has a six year contractual term and becomes exercisable on a cumulative basis as to 30% of the total number of shares one year from the date the option is granted with an additional 7.5% after the end of each of the next four consecutive calendar quarters and an additional 10% after the end of each of the next four consecutive quarters thereafter, except when otherwise provided by the Board of Directors or the Compensation Committee.

ServerEngines Plan

In connection with the acquisition of ServerEngines on August 25, 2010, the Company assumed the ServerEngines Plan. The ServerEngines options were replaced with Emulex options based on the acquisition exchange ratio and continue to be subject to the terms of the ServerEngines Plan. The options have lives of up to 10 years and generally vest over a 4 or 5 year period. The ServerEngines Plan is closed for future grants. There were 472,732 options issued in exchange for the options assumed. The Company also assumed the Sierra Plan, the Aarohi Plan, the Vixel Corporation Amended and Restated 1995 Stock Option Plan, the Vixel Corporation 1999 Equity Incentive Plan,the Vixel Corporation 2000 Non-Officer Equity Incentive Plan, and the Giganet, Inc. 1995 Stock Option Plan (collectively, the Acquisition Plans). Shares previously authorized for issuance under the Acquisition Plans are no longer available for future grants, but options previously granted under these plans remain outstanding. Shares available under the ServerEngines Plan, the Sierra Plan and the Aarohi Plan may be granted under the Equity Incentive Plan.

Adequacy of Available Shares for All Plans

As of July 3, 2011, we anticipate that the number of shares authorized under the Equity Incentive Plan, the Director Plan, and the Amended ESPP are sufficient to cover future stock option exercises and shares that

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will be purchased during the next six month option period from May 1, 2011 to October 31, 2011 under the Amended ESPP.

Valuation of Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718 “Compensation — Stock Compensation.” The fair value of stock options granted and the compensatory element of the shares to be purchased under the Amended ESPP is estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the market price of the underlying common stock on the date of grant, expected term, stock price volatility and expected risk-free interest rates. Expected volatilities are based on equal weighting of historical volatilities for periods equal to the expected term and implied volatilities based on traded options to buy the Company’s shares. The fair value of each unvested stock award is determined based on the closing price of the Company’s common stock on the grant date.

The assumptions used to compute the fair value of the compensatory element related to the shares to be purchased under the Purchase Plan for fiscal 2011, 2010, and 2009 were:

	2011	2010	2009

Expected volatility	31% - 37%	37% - 43%	49% - 87%
Weighted average expected volatility	34%	40%	67%
Expected dividends	—	—	—
Expected term (in years)	0.5	0.5	0.5
Weighted average expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	0.11% - 0.18%	0.17% - 0.24%	0.30% - 1.13%

The assumptions used to compute the fair value of stock option grants under the Equity Incentive Plan for fiscal 2011, 2010, and 2009 were:

	2011	2010	2009

Expected volatility	39% - 45%	43% - 49%	42% - 53%
Weighted average expected volatility	43%	47%	44%
Expected dividends	—	—	—
Expected term (in years)	3.3 - 5.3	3.0 - 5.0	3.0 - 5.0
Weighted average expected term (in years)	4.2	3.8	3.8
Risk-free interest rate	0.69% - 1.8%	1.49% - 2.55%	1.12% - 3.02%

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Awards Activity

A summary of stock option activity under the plans for fiscal 2011 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term (Years)	Value
				(In millions)

Options outstanding at June 27, 2010	7,531,095	$20.73	2.72	$0.9
Options granted	1,103,500	$9.61
Options granted to replace ServerEngines options assumed as part of the acquisition	472,732	$5.18
Options exercised	(252,979)	$6.69
Options canceled	(1,632,042)	$30.95
Options forfeited	(123,135)	$10.01

Options outstanding at July 3, 2011	7,099,171	$16.30	2.82	$1.5

Options vested and expected to vest at July 3, 2011	6,970,088	$16.43	2.78	$1.5

Options exercisable at July 3, 2011	5,643,213	$18.06	2.19	$1.2

A summary of unvested stock award activity for fiscal 2011 is presented below:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value

Awards outstanding and unvested at June 27, 2010	3,437,741	$10.46
Awards granted	2,061,284	$10.68
Awards vested	(1,534,589)	$11.55
Awards forfeited	(347,356)	$9.95

Awards outstanding and unvested at July 3, 2011	3,617,080	$10.17

As of July 3, 2011, there was approximately $25.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans, including approximately $5.5 million related to employment based contingent shares granted in connection with the ServerEngines acquisition. This cost is expected to be recognized over a weighted-average period of approximately 1.1 years.

The weighted average grant date fair value of options granted in fiscal 2011, 2010, and 2009, was $3.40, $3.94, and $4.08 respectively. The weighted average grant date fair value of unvested stock awards granted in fiscal 2011, 2010, and 2009 was $10.68, $9.85, and $9.19 respectively. The total intrinsic value of stock options exercised in fiscal 2011, 2010, and 2009 was approximately $1.2 million, $0.9 million, and $1.7 million respectively. The total fair value of unvested stock awards that vested in fiscal 2011, 2010, and 2009 was approximately $16.1 million, $12.4 million, and $8.6 million, respectively. Cash received from stock option exercises under stock-based plans and shares purchased under the Purchase Plan in fiscal 2011, 2010, and 2009 was approximately $8.1 million, $6.1 million, and $7.1 million, respectively. The actual tax benefit realized for the tax deductions from option exercises and vested stock awards was approximately $6.1 million, $5.2 million, and $4.1 million in fiscal 2011, 2010, and 2009, respectively.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Income Taxes

(Loss) income before income taxes consists of the following components:

	2011	2010	2009
	(In thousands)

United States	$36,254	$(29,922)	$4,947
International	(95,101)	36,266	659

Total (loss) income before taxes	$(58,847)	$6,344	$5,606

One of the Company’s domestic entities entered into a technology platform contribution transaction with an international subsidiary during fiscal 2011 to license the recently acquired ServerEngines technology for approximately $111.5 million. The income related to such transaction is included in the United States income before taxes and the expense is included in the international loss before taxes in the table above.

A reconciliation of the income tax provision (benefit) with the amount computed by applying the federal statutory tax rate to income before income taxes is as follows:

	2011	2010	2009
	(In thousands)

Expected income tax (benefit) expense at the statutory rate	$(20,596)	$2,220	$1,962
State income tax expense (benefit), net of federal tax	9,466	(1,877)	(2,143)
Change in valuation allowance	3,215	(211)	—
Tax rate differential on foreign losses (earnings)	37,228	(4,557)	4,960
Expiration of prior period tax matters	(2,631)	(4,258)	(5,282)
Research and other credits	(7,353)	(1,558)	(4,691)
Stock-based compensation	6,609	(3,157)	1,506
Section 199 deduction	(1,647)	(5,733)	—
Other	472	1,855	1,750

Total income tax expense (benefit)	$24,763	$(17,276)	$(1,938)

In fiscal 2011, the technology platform contribution transaction resulted in an increase in U.S. income taxes of approximately $36.7 million with no corresponding benefit in foreign income taxes as the foreign jurisdiction has a zero percent tax rate. The Company recognized additional federal tax expense related to an increase to its capital loss valuation allowance of approximately $3.2 million. The Company also recognized additional state tax expense, net of federal benefit, related to an increase in its valuation allowance against Massachusetts research credits and California deferred tax assets of approximately $14.1 million. The Company recognized a combined federal and state tax benefit related to a release of uncertain tax positions as a result of an expiration of statute of limitations of approximately $3.4 million. In addition, the Company recognized a tax benefit related to the Federal research credit that extended retroactively to calendar 2010 as part of the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 of approximately $7.4 million.

In fiscal 2010, the Company recognized a tax benefit related to a release of liabilities for uncertain tax positions as a result of an expiration of statute of limitations of approximately $4.3 million and a tax benefit related to the domestic production activities deductions for tax years 2005 through 2007 of approximately $5.7 million, recognized as a result of filing the amended returns in fiscal 2010.

In fiscal 2009, the Company recognized a tax benefit related to a release of liabilities for uncertain tax positions as a result of an expiration of statute of limitations of approximately $5.3 million and a tax benefit related to the extension of the Federal research credit of approximately $1.8 million.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of income taxes are as follows:

	2011	2010	2009
	(In thousands)

Current:
Federal	$7,240	$(8,562)	$1,852
State	(3,945)	1,050	400
Foreign	4,698	4,540	2,331

Total current	7,993	(2,972)	4,583

Deferred:
Federal	$3,692	$(9,850)	$(2,824)
State	13,411	(3,938)	(3,697)
Foreign	(333)	(516)	—

Total deferred	16,770	(14,304)	(6,521)

Total income tax expense (benefit)	$24,763	$(17,276)	$(1,938)

Deferred income taxes reflect the net tax effects of tax carryforwards and temporary differences between the carrying amount of assets and liabilities for tax and financial reporting purposes. The Company’s deferred tax assets and liabilities were comprised of the following major components:

	2011	2010
	(In thousands)

Deferred tax assets:
Reserves not currently deductible	$10,444	$8,835
Share-based compensation	18,081	17,274
Net operating loss carryforwards	18,838	10,902
General business credit carryforwards	26,565	19,373
Capitalized research and development expenditures	885	1,314
Property and equipment	119	2,473
Capital loss carryforwards	5,656	2,370
Intangible assets	5,546	643
Other	1,394	862

Total gross deferred tax assets	$87,528	$64,046
Valuation allowance	(34,768)	(3,694)

Total deferred tax assets, net of valuation allowance	$52,760	$60,352

Deferred tax liabilities:
State income taxes	$—	$4,762
Intangible assets	47,203	8,490

Total gross deferred tax liabilities	$47,203	$13,252

Net deferred tax assets	$5,557	$47,100

Based on the Company’s historical and anticipated future pre-tax results of operations, management believes it is more likely than not that the Company will realize the full benefit of approximately $5.6 million related to net deferred tax assets as of July 3, 2011. The Company believes the existing net deductible

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

temporary difference will reverse during periods in which the Company generates net taxable income; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years.

The Company had approximately $14.2 million of capital loss carryforwards available as of July 3, 2011. If unused, approximately $5.0 million and $9.2 million of the carryforwards would expire in fiscal years 2014 and 2016, respectively. Management believes it is more likely than not that the Company will not be able to generate sufficient capital gain income to realize these benefits prior to the expiration of these capital loss carryforwards. In addition, due to the acquisition of ServerEngines and a shift in the geographic mix of earnings, the Company concluded during fiscal 2011 that it is more likely than not that the Company will not be able to utilize California deferred tax assets of approximately $25.8 million and Massachusetts research credits of approximately $3.4 million. Therefore, a valuation allowance of approximately $34.8 million has been recorded against these items as of the end of fiscal 2011.

As of July 3, 2011, the Company had federal and state net operating loss carryforwards of approximately $40.6 million and $52.2 million, respectively, available to offset future federal and state taxable income. If unused, the federal net operating loss carryforwards will expire during the fiscal years 2022 through 2028, and the state net operating loss carryforwards will begin to expire in fiscal 2016. Included in the federal net operating loss carryforwards are ServerEngines losses of approximately $20.8 million, Aarohi Communications, Inc. losses of approximately $19.4 million and Sierra Logic, Inc. losses of approximately $0.4 million. The annual utilization of these net operating loss carryforwards is limited due to restrictions imposed under federal law due to a change in ownership.

The Company had federal and state research and experimentation credit carryforwards as of July 3, 2011, of approximately $2.8 million and $23.5 million, respectively, which are available to reduce federal and state income taxes. If unused, the federal carryforwards would expire during the fiscal years 2013 through 2028, and certain state carryforwards will begin to expire in fiscal 2019. For federal tax purposes, the Company has approximately $0.1 million of foreign tax credit carryforwards available through fiscal 2019.

The Company has made no provision for U.S. income taxes or foreign withholding taxes on the earnings of its foreign subsidiaries, as these amounts are intended to be indefinitely reinvested in operations outside the United States. As of July 3, 2011, there is no cumulative amount of undistributed earnings of the Company’s foreign subsidiaries.

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitation. The Company’s federal income tax returns for fiscal years 2008 to 2011 and California income tax returns for fiscal years 2007 to 2011 are open as the statute of limitations has not yet expired. The Company’s federal income tax return for fiscal years 2008 and 2009 are currently under examination by the Internal Revenue Service (IRS). Additionally, the IRS is examining an amended return filed for fiscal year 2007. In addition, the Company is currently under audit by various state and international taxing authorities. The Company does not expect the results of these examinations will have a material effect on our financial condition or results of operations; however, there is no assurance that the Company will accurately predict the outcomes of these audits, and the amounts ultimately paid upon resolution of these audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows.

For fiscal years ended July 3, 2011 and June 27, 2010, the Company had total unrecognized tax benefits of approximately $33.8 million and $33.6 million, respectively. If fully recognized, approximately $31.2 million of the $33.8 million would impact the Company’s effective tax rate. The Company does not expect that the liability for unrecognized tax benefits will change significantly within the next 12 months.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A rollforward of the activity in the gross unrecognized tax benefits for fiscal years 2011 and 2010 is as follows:

	2011	2010
	(In thousands)

Balance at beginning of year	$33,551	$31,408
Additions based on tax positions related to the current year	1,915	5,859
Additions for tax positions of prior years	2,604 (1)	1,136
Reductions for tax positions of prior years	(667)	—
Reductions for tax positions due to a lapse in statute	(3,469)	(4,852)
Reductions for tax positions due to settlements	(127)	—

Balance at end of year	$33,807	$33,551

(1)	Includes approximately $1.3 million of ServerEngines assumed liabilities for unrecognized tax benefits for research and development credits.

In addition to the unrecognized tax benefits noted above, the Company had accrued interest and penalties related to unrecognized tax benefits included in other liabilities of approximately $1.4 million and $1.2 million as of July 3, 2011 and June 27, 2010, respectively.

Note 14.	Revenue by Product Families, Geographic Area and Significant Customers

Revenues by Product Families

The Company designs and markets two major distinct product families: Host Server Products (HSP) and Embedded Storage Products (ESP). HSP mainly consists of Fibre Channel based connectivity products, Converged Network Adapters (CNAs) and Universal CNAs (UCNAs) based products and Universal Local Area Network on Motherboards (ULOMs). The Company’s Fibre Channel based products include HBAs, custom form factor solutions for OEM blade servers and ASICs. These products enable servers to efficiently connect to local area networks (LANs), SANs, and network attached storage (NAS) by offloading data communication processing tasks from the server as information is delivered and sent to the network. The Company’s converged products include CNAs. CNAs efficiently move data between local area networks (LANs) and SANs using Fibre Channel over Ethernet (FCoE) to map the Fibre Channel protocol directly into the data layer of Ethernet networks. ULOMs are Ethernet Controllers targeting enterprise applications requiring high wire-speed performance, multi-protocol offload capabilities, and advanced Input/Output virtualization.

ESP mainly consists of Input/Output controller (IOC) solutions, embedded bridge, and embedded router products. Embedded storage switches, bridges, routers, and IOCs are deployed inside storage arrays, tape libraries, and other storage appliances that connect storage controllers to storage capacity.

	2011	2010	2009
	(In thousands)

Net revenues:
Host Server Products	$353,208	$288,437	$284,099
Embedded Storage Products	99,086	110,283	93,559
Other	249	430	564

Total net revenues	$452,543	$399,150	$378,222

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues by Geographic Area

The Company’s net revenues by geographic area based on bill-to location are:

	2011		2010		2009
	(In thousands)

Asia Pacific	$226,877	50%	$141,105	35%	$107,914	29%
United States	135,900	30%	130,511	33%	144,201	38%
Europe, Middle East, and Africa	83,751	19%	121,757	31%	120,260	32%
Rest of the world	6,015	1%	5,777	1%	5,847	1%

Total net revenues	$452,543	100%	$399,150	100%	$378,222	100%

Countries with more than 10% of net revenue based on bill-to location are:

	Net Revenues
	2011	2010	2009

Singapore	27%	13%	13%
China	10%	—%	—%
United Kingdom	—%	13%	12%

No other country in Asia Pacific, Europe, Middle East, Africa or the rest of the world accounted for more than 10% of net revenues during these periods.

Significant Customers

The following table represents direct sales to customers accounting for greater than 10% of the Company’s net revenues or customer accounts receivable accounting for greater than 10% of the Company’s accounts receivable.

				Accounts
	Net Revenues			Receivable
	2011	2010	2009	2011	2010

Hewlett-Packard	19%	13%	17%	17%	13%
IBM	25%	22%	22%	30%	21%

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

	Net Revenues
	2011	2010	2009

EMC	—%	12%	14%
Hewlett-Packard	21%	14%	17%
IBM	34%	31%	31%

Note 15.	Net (Loss) Income per Share

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

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted net (loss) income per share:

	2011	2010	2009
	(In thousands, except per share data)

Numerator — Net (loss) income	$(83,610)	$23,620	$7,544
Less: Undistributed earnings allocated to participating securities	—	(317)	(187)

Undistributed earnings allocated to common shareholders for basic net (loss) income per share	$(83,610)	$23,303	$7,357

Undistributed earnings allocated to common shareholders for diluted net (loss) income per share	$(83,610)	$23,308	$7,358

Denominator:
Denominator for basic net (loss) income per share — weighted average shares outstanding	86,038	80,097	80,770
Dilutive options outstanding, unvested stock units and ESPP	—	1,185	343

Denominator for diluted net (loss) income per share — adjusted weighted average shares outstanding	86,038	81,282	81,113

Basic net (loss) income per share	$(0.97)	$0.29	$0.09

Diluted net (loss) income per share	$(0.97)	$0.29	$0.09

Antidilutive options and unvested stock awards excluded from the computations	8,743	8,203	14,606

Average market price of common stock	$10.31	$11.09	$8.91

The antidilutive stock options and unvested stock were excluded from the computation of diluted net (loss) income per share due to the assumed proceeds from the award’s exercise or vesting being greater than the average market price of the common shares or due to the Company incurring a net loss for the periods presented.

Note 16	Unaudited Quarterly Consolidated Financial Data

Selected unaudited quarterly consolidated financial data for fiscal years 2011 and 2010 are as follows:

					Diluted
					Net (Loss)
	Net		Net (Loss)		Income
	Revenues	Gross Profit	Income		per Share
	(In thousands, except per share data)

2011:
Fourth quarter	$123,366	$70,817	$(15,694	)(1)	$(0.18)
Third quarter	112,082	61,488	(18,316	)(2),(3)	(0.21)
Second quarter	113,998	62,934	(40,976	)(2),(4)	(0.47)
First quarter	103,097	56,897	(8,624	)(2)	(0.11)

Total	$452,543	$252,136	$(83,610)

2010:
Fourth quarter	$103,129	$63,382	$(2,469)		$(0.03)
Third quarter	102,204	64,420	13,309		0.16
Second quarter	108,290	66,784	8,942		0.11
First quarter	85,527	52,106	3,838		0.05

Total	$399,150	$246,692	$23,620

(1)	Includes approximately $13.4 million charge for a valuation allowance primarily related to California deferred tax assets and Massachusetts research credits.

(2)	The Company has retrospectively adjusted its historical financial data for changes in the acquisition accounting related to the ServerEngines Corporation acquisition (see Note 2).

(3)	Includes approximately $9.2 million impairment of strategic investment and approximately $6.0 million in-process research and development impairment.

(4)	Includes approximately $36.7 million of incremental income tax expense resulting from a technology platform contribution transaction.

SCHEDULE OF EMULEX CORPORATION AND SUBSIDIARIES

Schedule II

EMULEX CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
Years ended July 3, 2011, June 27, 2010, and June 28, 2009

		Additions
		Charged to
		Costs and
		Expenses		Amounts
	Balance at	Including		Charged	Balance
	Beginning	Changes in		Against	at End
Classification	of Period	Estimates		Reserve	of Period
	(In thousands)

Year ended July 3, 2011:
Allowance for doubtful accounts	$1,653	$91		$1	$1,743

Sales returns, allowances and reserves	$3,774	$27,083	(1)	$22,017	$8,840

Year ended June 27, 2010:
Allowance for doubtful accounts	$1,553	$100		$—	$1,653

Sales returns, allowances and reserves	$2,989	$14,990		$14,205	$3,774

Year ended June 28, 2009:
Allowance for doubtful accounts	$1,753	$(196)		$4	$1,553

Sales returns, allowances and reserves	$4,225	$8,717		$9,953	$2,989

(1)	Includes approximately $5.9 million of reserves assumed from the ServerEngines acquisition.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMULEX CORPORATION

By:	/s/ James M. McCluney
James M. McCluney
Chief Executive Officer

Date: August 22, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 22, 2011.

Signature	Title

/s/ James M. McCluney (James M. McCluney)	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Michael J. Rockenbach (Michael J. Rockenbach)	Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

/s/ Paul F. Folino (Paul F. Folino)	Executive Chairman

/s/ Fred B. Cox (Fred B. Cox)	Director and Chairman Emeritus

/s/ Michael P. Downey (Michael P. Downey)	Director

/s/ Bruce C. Edwards (Bruce C. Edwards)	Director

/s/ Robert H. Goon (Robert H. Goon)	Director

/s/ Don M. Lyle (Don M. Lyle)	Director

/s/ Nersi Nazari (Nersi Nazari)	Director

/s/ Dean A. Yoost (Dean A. Yoost)	Director

EXHIBIT INDEX

Exhibit No.		Description of Exhibit

2.1		Agreement and Plan of Merger, dated June 7, 2010, by and among Emulex Corporation, Tortuga Electronics LLC, ServerEngines Corporation, and Raju Vegesna, as Stockholder Agent (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2010) (Pursuant to Item 601(b)(2) of Regulation S-K, annexes and schedules to the Agreement and Plan of Merger have been omitted; annexes and schedules will be supplementally provided to the Securities and Exchange Commission upon request)
3.1		Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).
3.2		Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).
3.3		Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2009).
3.4		Amended and Restated Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of Emulex Corporation, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 16, 2009.
10	.2*	Emulex Corporation Employee Stock Option Plan, as amended (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 21, 2002).
10	.3*	Emulex Corporation 1997 Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 30, 2006).
10	.4*	Emulex Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix B to Emulex Corporation’s proxy statement on Schedule 14A for the 2010 annual meeting of its stockholders filed with the Securities and Exchange Commission on October 12, 2010).
10	.5*	Emulex Corporation 2004 Employee Stock Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 18, 2004).
10	.7*	Form of Key Employee Retention Agreement between the Company and its executive officers other than Paul F. Folino and James M. McCluney, Jeffrey W. Benck, and Michael J. Rockenbach (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006).
10	.8*	Form of Key Employee Retention Agreement for Paul F. Folino, James M. McCluney, Jeffrey W. Benck, and Michael J. Rockenbach (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 16, 2009).
10	.9*	Emulex Corporation Change in Control Retention Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on April 29, 2009).
10.10		Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current Report on Form 8-K filed May 17, 2005).
10	.13*	Vixel Corporation Amended and Restated 1995 Stock Option Plan incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Registration Statement on Form S-1 of Vixel Corporation (File No. 333-81347 filed on August 16, 1999).
10	.14*	Vixel Corporation 1999 Equity Incentive Plan (as amended) (incorporated by reference to Exhibit 10.23 of Amendment No. 1 to the Registration Statement on Form S-1 of Vixel Corporation (File No. 333-81347), filed on August 16, 1999).

Exhibit No.		Description of Exhibit

10	.15*	Vixel Corporation 2000 Non-Officer Equity Incentive Plan (incorporate reference to Exhibit 99.1 of the Registration Statement on Form S-8/S-3 of Vixel Corporation (File No. 333-39000), filed on June 9, 2000).
10	.17*	Form of Director Stock Option Agreement and related form of Grant Summary for grants made pursuant to the 1997 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 30, 2005).
10	.18*	Form of Incentive Stock Option Agreement for grants made pursuant to the Employee Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 30, 2005).
10	.19*	Form of Non-Qualified Stock Option Agreement for grants made pursuant to the Employee Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 30, 2005).
10	.20*	Form of Incentive Stock Option Agreement for grants made pursuant to the 2004 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed August 30, 2005).
10	.21*	Form of Non-Qualified Stock Option Agreement for grants made pursuant to the 2004 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed August 30, 2005).
10	.22*	Form of Notice of Grant of Stock Options and Stock Option Agreement for grants made pursuant to both the Employee Stock Option Plan and 2004 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed August 30, 2005).
10	.24*	Description of Compensation Arrangements with Non-Employee Directors.
10	.25*	Form of Amendment to Incentive Stock Option Agreements under the Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company’s 2010 Annual Report on Form 10-K, filed August 26, 2010).
10	.26*	Executive Incentive Plan of the Company, as amended, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 3, 2009.
10	.27*	Aarohi Communications, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed May 8, 2006).
10	.28*	Form of Aarohi Communications, Inc. Stock Option Agreement(incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed May 8, 2006).
10	.29*	Form of Aarohi Communications, Inc. Stock Option Agreement (alternate form) (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed May 8, 2006).
10	.30*	Form of Aarohi Communications, Inc. Notice of Grant of Stock Option (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed May 8, 2006).
10	.31*	Form of Emulex Corporation Stock Option Assumption Documents for holders of options granted under the Aarohi Communications, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 filed May 8, 2006).
10	.32*	Amended and Restated Emulex Corporation 2005 Equity Incentive Plan (incorporated by reference to Appendix A to Emulex Corporation’s proxy statement on Schedule 14A for the 2010 annual meeting of its stockholders filed on October 12, 2010).
10	.33*	Form of 2005 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006).
10	.34*	Form of Notice of Grant of Restricted Stock Award under 2005 Equity (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006).

Exhibit No.		Description of Exhibit

10	.36*	Sierra Logic, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on October 5, 2006).
10	.37*	Form of Sierra Logic, Inc. Stock Option Agreement and Notice of Grant of Stock Option (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on October 5, 2006).
10	.38*	Form of Emulex Corporation Stock Option Assumption Documents for holders of options granted under the Sierra Logic, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed on October 5, 2006).
10	.41*	Offer letter, dated May 4, 2008, from the Company to Jeffrey W. Benck (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 12, 2008).
10	.42*	Form of Amendment to Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 16, 2009).
10	.43*	Form of Amendment to Restricted Stock Award Agreement incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 16, 2009.
10	.44*	Form of Notice of Grant of Restricted Stock Unit under the Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on January 30, 2009).
10	.45*	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on January 30, 2009).
10	.46*	Form of Appendix to Restricted Stock Award Agreement, Restricted Stock Unit Award Agreement, Non-Qualified Stock Option Agreement, and Incentive Stock Option Agreement for Change in Control Retention Plan Participants or Employees Covered by a Key Employee Retention Agreement under the Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.46 to the Company’s 2010 Annual Report on Form 10-K, filed August 26, 2010).
10	.47*	Form of Restricted Stock Unit Award Agreement for Non-U.S. Grantees under the Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on January 30, 2009).
10	.48*	Form of Appendix to Restricted Stock Unit Award Agreement for Non-U.S. Grantees under the Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.48 to the Company’s 2010 Annual Report on Form 10-K, filed August 26, 2010).
10	.49*	Letter Agreement between Emulex Corporation, a California corporation, and Michael Smith (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 6, 2008).
10	.50*	Separation Agreement, dated September 25, 2009, between the Company and Marshall D. Lee (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 2, 2009).
10.51		Support Agreements, each dated June 7, 2010, by and between Emulex Corporation and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2010).
10	.52*	Form of Amendment to Restricted Stock Unit Agreements under the Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.52 to the Company’s 2010 Annual Report on Form 10-K, filed August 26, 2010).
21		List of Company subsidiaries.
23		Consent of Independent Registered Public Accounting Firm.

Exhibit No.		Description of Exhibit

31A		Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31B		Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema Document
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates a management contract or compensation plan or arrangement.