Form 10-Q
period 2011-10-02
EMULEX CORP /DE/
filed 2011-11-03
CIK 350917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 2, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 26, 2011, the registrant had 85,486,128 shares of common stock outstanding.

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

Actual future results could differ materially from those described in the forward-looking statements as a result of a variety of factors, including those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, “Legal Proceedings” in Part II, Item 1, and “Risk Factors” in Part II, Item 1A of this Form 10-Q included elsewhere herein. We expressly disclaim any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances. We wish to caution readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These factors include the effects of ongoing lawsuits, such as the action brought by Broadcom described elsewhere in this Form 10-Q, which present inherent risks, any of which could have a material adverse effect on our business, financial condition, or results of operations. Such potential risks include continuing expenses of litigation, risk of loss of patent rights and/or monetary damages, risk of injunction against the sale of products incorporating the technology in question, counterclaims, attorneys’ fees, and diversion of management’s attention from other business matters. Such potential risks also include, with respect to the Broadcom litigation, the ability to make design change implementations, the availability of customer resources to complete any re-qualification or re-testing that may be needed, and the ability to maintain favorable working relationships with Emulex suppliers of SerDes modules. In addition, the fact that the economy generally, and the technology and storage segments specifically, continue to be in a state of uncertainty makes it difficult to determine if past experience is a good guide to the future and makes it impossible to determine if markets will grow or shrink in the short term. The current economic downturn and the resulting disruptions in world credit and equity markets that are creating economic uncertainty for our customers and the storage networking market as a whole has and could continue to adversely affect our revenues and results of operations. Furthermore, the effect of any actual or potential unsolicited offers to acquire us may have an adverse effect on our operations. As a result of this uncertainty, we are unable to predict with any accuracy what future results might be. Other factors affecting these forward-looking statements include but are not limited to the following: faster than anticipated decline in the storage networking market, slower than expected growth of the storage networking market or the failure of our Original Equipment Manufacturer (OEM) customers to successfully incorporate our products into their systems; our dependence on a limited number of customers and the effects of the loss of, or decrease or delays in orders by, any such customers, or the failure of such customers to make timely payments; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of our or our OEM customers’ new or enhanced products; costs associated with entry into new areas of the storage technology market; the variability in the level of our backlog and the variable and seasonal procurement patterns of our customers; any inadequacy of our intellectual property protection and the costs of actual or potential third-party claims of infringement and any related indemnity obligations or adverse judgments; impairment charges, including but not limited to goodwill and intangible assets; changes in tax rates or legislation; the effects of acquisitions; the effects of terrorist activities, natural disasters, such as the earthquake and resulting tsunami off the coast of Japan in March 2011 or the significant flooding in various parts of Thailand in October 2011, and any resulting disruption in our supply chain or customer purchasing patterns or any other resulting economic or political instability; the highly competitive nature of the markets for our products as well as pricing pressures that may result from such competitive conditions; the effects of changes in our business model to separately charge for software; the effect of rapid migration of customers towards newer, lower cost product platforms; possible transitions from board or box level to application specific integrated circuit (ASIC) solutions for selected applications; a shift in unit product mix from higher-end to lower-end or mezzanine card products; a faster than anticipated decrease in the average unit selling prices or an increase in the manufactured cost of our products; delays in product development; our reliance on third-party suppliers and subcontractors for components and assembly; our ability to attract and retain key technical personnel; our ability to benefit from our research and development activities; our dependence on international sales and internationally produced products; changes in accounting standards; and the potential effects of global warming and any resulting regulatory changes on our business. These and other factors could cause actual results to differ materially from those in the forward-looking statements and are discussed elsewhere in this Form 10-Q, in our other filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

EMULEX CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EMULEX CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except share data)

	October 2, 2011	July 3, 2011
ASSETS
Current assets:
Cash and cash equivalents	$110,823	$131,160
Investments	52,744	37,025
Accounts receivable, net of allowance for doubtful accounts of $1,796 and $1,743 at October 2, 2011 and July 3, 2011, respectively	79,059	74,147
Inventories	17,035	20,508
Prepaid income taxes	11,363	12,709
Prepaid expenses and other current assets	11,178	9,684
Deferred income taxes	11,877	16,919

Total current assets	294,079	302,152
Property and equipment, net	62,925	64,095
Investments	7,605	15,165
Goodwill	177,290	177,290
Intangible assets, net	125,265	135,602
Other assets	8,219	8,535

Total assets	$675,383	$702,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,345	$29,043
Accrued liabilities	41,967	42,199

Total current liabilities	72,312	71,242
Other liabilities	3,329	3,344
Deferred income taxes	9,956	11,362
Accrued taxes	28,200	28,200

Total liabilities	113,797	114,148

Commitments and contingencies (Note 8)
Subsequent event (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	—	—
Common stock, $0.10 par value; 240,000,000 shares authorized; 103,063,563 and 102,655,094 issued at October 2, 2011 and July 3, 2011, respectively	10,306	10,266
Additional paid-in capital	1,243,853	1,243,045
Accumulated deficit	(463,219)	(456,060)
Accumulated comprehensive loss	(974)	(238)
Treasury stock, at cost; 17,592,322 and 14,656,242 shares at October 2, 2011 and July 3, 2011, respectively	(228,380)	(208,322)

Total stockholders’ equity	561,586	588,691

Total liabilities and stockholders’ equity	$675,383	$702,839

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except per share data)

	Three Months Ended
	October 2, 2011	September 26, 2010
Net revenues	$118,397	$103,097
Cost of sales:
Cost of goods sold	44,252	39,801
Amortization of core and developed technology intangible assets	8,574	6,399

Cost of sales	52,826	46,200

Gross profit	65,571	56,897

Operating expenses:
Engineering and development	43,275	38,264
Selling and marketing	14,617	12,709
General and administrative	11,865	17,619
Amortization of other intangible assets	1,762	2,344

Total operating expenses	71,519	70,936

Operating loss	(5,948)	(14,039)

Non-operating (expense) income, net:
Interest income	23	21
Interest expense	(2)	(375)
Other (expense) income, net	401	(153)

Total non-operating (expense) income, net	422	(507)

Loss before income taxes	(5,526)	(14,546)
Income tax provision (benefit)	1,633	(5,922)

Net loss	$(7,159)	$(8,624)

Net loss income per share:
Basic	$(0.08)	$(0.10)

Diluted	$(0.08)	$(0.10)

Number of shares used in per share computations:
Basic	86,863	82,321

Diluted	86,863	82,321

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended
	October 2, 2011	September 26, 2010
Cash flows from operating activities:
Net loss	$(7,159)	$(8,624)
Adjustments to reconcile net loss to net cash provided by operating activities, net of effects of acquisitions:
Depreciation and amortization of property and equipment	4,824	5,219
Share-based compensation expense	6,440	15,302
Amortization of intangible assets	10,337	8,743
Provision for losses on accounts receivable	53	28
Accrued interest income, net	42	—
(Gain) loss on sales or disposal of property and equipment	(30)	263
Deferred income taxes	3,636	(2,617)
Excess tax benefit from share-based compensation	(17)	(38)
Foreign currency adjustments	(310)	244
Changes in assets and liabilities:
Accounts receivable, net	(4,965)	(3,796)
Inventories	3,407	(599)
Prepaid expenses and other assets	(1,368)	(4,918)
Accounts payable, accrued liabilities, and other liabilities	1,027	1,583
Accrued taxes	—	(301)
Income taxes payable and prepaid income taxes	(2,331)	(6)

Net cash provided by operating activities	13,586	10,483

Cash flows from investing activities:
Net proceeds from sale of property and equipment	49	99
Purchases of property and equipment	(3,710)	(4,463)
Purchases of intangible assets	—	(4,000)
Payments for the purchase of ServerEngines Corporation, net of cash acquired	—	(53,068)
Purchases of investments	(12,691)	(31,797)
Maturities of investments	4,490	49,038

Net cash used in investing activities	(11,862)	(44,191)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	85	273
Repurchase of common stock	(20,058)	(40,082)
Tax withholding payments reimbursed by common stock	(1,745)	(2,237)
Repayment of debt to the founders of ServerEngines Corporation	—	(26,897)
Excess tax benefit from share-based compensation	17	38

Net cash used in financing activities	(21,701)	(68,905)

Effect of exchange rates on cash and cash equivalents	(360)	185

Net decrease in cash and cash equivalents	(20,337)	(102,428)
Cash and cash equivalents at beginning of period	131,160	248,813

Cash and cash equivalents at end of period	$110,823	$146,385

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Basis of Presentation

In the opinion of the management of Emulex Corporation (Emulex or the Company), the accompanying unaudited condensed consolidated financial statements contain adjustments which are normal recurring accruals necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows. Interim results for the three months ended October 2, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending July 1, 2012. The accompanying condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2011. The preparation of the condensed consolidated financial statements requires the use of estimates and actual results could differ materially from management’s estimates.

The Company has a 52 or 53 week fiscal year that ends on the Sunday nearest to June 30. Accordingly, every fifth or sixth fiscal year will be a 53-week fiscal year. Fiscal year 2012 is a 52-week fiscal year. The last 53 week fiscal year was fiscal 2011.

Certain reclassifications have been made to prior year amounts to conform to current year’s presentation.

Consolidation of Facilities

During fiscal 2011, the Company commenced the consolidation of certain leased facilities in Colorado and Washington. The consolidation of facilities was completed during the first quarter of fiscal 2012. Total charges related to the facility consolidation and related workforce reductions were approximately $4.3 million, of which $1.2 million was recorded in fiscal 2012 and $3.1 million was recorded in fiscal 2011. The charges consisted primarily of salaries and benefits based on continuous employment of affected employees through the facility closure dates. In fiscal 2012, the charges were comprised of salaries and benefits expense of approximately $0.6 million, acceleration of rent expense of approximately $ 0.5 million, and other costs of approximately $ 0.1 million. In fiscal 2011, the charges were comprised of salaries and benefits expense of approximately $2.6 million, acceleration of fixed assets depreciation expense of approximately $0.3 million, and other costs of approximately $0.2 million.

Supplemental Cash Flow Information

	Three Months Ended
	October 2, 2011	September 26, 2010
Cash paid during the period for:
Interest	$2	$2
Income taxes	$585	$239
Non-cash activities:
Purchases of property and equipment not paid, net	$163	$492
Settlement of other assets in conjunction with business acquisition	$—	$24,466	(1)

(1)	Related to the ServerEngines acquisition. See Note 2.

Recently Adopted Accounting Standards

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” ASU 2010-29 affects any public entity that enters into business combinations that are material on an individual or aggregate basis. The comparative financial statements should present and disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, or the Company’s 2012 fiscal year. There was no financial statement impact of the Company’s adoption of this guidance on July 4, 2011.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements” amending ASC 820, “Fair Value Measurements and Disclosures” requiring additional disclosure and clarifying existing disclosure requirements about fair value measurements. ASU 2010-06 requires entities to provide fair value disclosures by each class of assets and liabilities, which may be a subset of assets and liabilities within a line item in the statement of financial position. The additional requirements also include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and separate presentation of purchases, sales, issuances and settlements of items within Level 3 of the fair value hierarchy. The guidance clarifies existing disclosure requirements regarding the inputs and valuation techniques used to measure fair value for measurements that fall in either Level 2 or Level 3 of the hierarchy. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, or the third quarter of the Company’s 2010 fiscal year, except for the disclosures about purchases, sales, issuances and settlements of items within Level 3, which is effective for fiscal years beginning after December 15, 2010, or the Company’s 2012 fiscal year, and for interim periods within those fiscal years. There was no impact to the Company’s financial statements disclosures upon adoption of this guidance.

In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. An entity also has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The Company has elected to early adopt this guidance during the first fiscal quarter ended October 2, 2011. There was no financial statement impact as a result of the Company’s early adoption of this guidance in the interim period ended October 2, 2011. The Company will continue to perform its annual impairment test during the fourth fiscal quarter.

Recently Issued Accounting Standards

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The amendments result in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The amendments clarify the application of existing fair value measurement and disclosure requirements, including: a) application of the highest and best use and valuation premise concepts, b) measurement of the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and c) quantitative disclosure about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The amendments also change a particular principle or requirement for fair value measurement and disclosure, including: a) measurement of the fair value of financial instruments that are managed within a portfolio, b) application of premiums and discounts in a fair value measurement, and c) additional disclosure about fair value measurements. The amendments are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011, or the Company’s third quarter of fiscal year 2012. Early application by public entities is not permitted. The Company is currently assessing the impact of the disclosure but does not expect any financial impact of adopting this guidance.

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

ServerEngines Corporation

On August 25, 2010, the Company acquired 100% of the outstanding common stock of ServerEngines Corporation (ServerEngines), a privately-held, fabless semiconductor company located in Sunnyvale, California. The Company accounted for the acquisition using the purchase method of accounting in accordance with ASC 805, “Business Combinations.” The aggregate purchase price was approximately $135.7 million, including $54.8 million in cash, $67.4 million in common stock, $11.5 million in contingent consideration and $2.0 million in options assumed. Included in the common stock issued and contingent consideration was approximately 2.2 million shares of Emulex common stock held in escrow for up to 18 months from the acquisition date subject to certain standard representations and warranties defined in the merger agreement. The first half of the common stock in escrow was released on August 25, 2011, the first anniversary of the acquisition date.

The contingent consideration was related to 4.0 million shares that are issuable upon achievement of two post-closing milestones. Approximately 2.5 million shares are tied to the employment of certain recipients, and were therefore accounted for as stock-based compensation over the service period. The Company recognized approximately $1.4 million and approximately $10.6 million of stock based compensation related to these 2.5 million shares during the quarter ended October 2, 2011 and September 26, 2010, respectively. The first post-closing milestone was met during the quarter ended December 26, 2010 in fiscal 2011.

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

Financial instruments measured at fair value on a recurring basis as of October 2, 2011 and July 3, 2011 are as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
October 2, 2011
Cash and cash equivalents	$110,823	$—	$—	$110,823
Term deposits	3,238	—	—	3,238
U.S. Government securities	50,512	—	—	50,512
U.S. Government sponsored entity securities	3,397	—	—	3,397
Corporate bonds	3,219	—	—	3,219

	$171,189	$—	$—	$171,189

July 3, 2011
Cash and cash equivalents	$131,160	$—	$—	$131,160
Term deposits	2,989	—	—	2,989
U.S. government securities	42,928	—	—	42,928
U.S. government sponsored entity securities	4,678	—	—	4,678
Corporate bonds	1,588	—	—	1,588

	$183,343	$—	$—	$183,343

4.	Investments

The Company’s portfolio of held-to-maturity investments consists of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
October 2, 2011
Term deposits	$3,238	$—	$—	$3,238
U.S. Government securities	50,493	22	(3)	50,512
U.S. Government sponsored entity securities	3,400	—	(3)	3,397
Corporate bonds	3,218	1	—	3,219

	$60,349	$23	$(6)	$60,366

July 3, 2011
Term deposits	$2,989	$—	$—	$2,989
U.S. government securities	42,934	—	(6)	42,928
U.S. government sponsored entity securities	4,680	—	(2)	4,678
Corporate bonds	1,587	1	—	1,588

	$52,190	$1	$(8)	$52,183

Investments at October 2, 2011 and July 3, 2011 were classified as shown below:

	October 2, 2011	July 3, 2011
	(in thousands)
Short-term investments (maturities less than one year)	$52,744	$37,025
Long-term investments (maturities from one to five years)	7,605	15,165

	$60,349	$52,190

5.	Inventories

Inventories are summarized as follows:

	October 2, 2011	July 3, 2011
	(in thousands)
Raw materials	$3,747	$6,352
Finished goods	13,288	14,156

	$17,035	$20,508

6.	Goodwill and Intangible Assets, net

Goodwill relates to the purchase of Sierra Logic, Inc. in fiscal 2007, the purchase of a privately-held storage networking company in fiscal 2010 and the purchase of ServerEngines Corporation in fiscal 2011. There was no activity in goodwill during the three months ended October 2, 2011.

The Company monitors events on a quarterly basis to assess if a triggering event has occurred requiring a goodwill impairment analysis, including monitoring its market capitalization. During the quarter ended October 2, 2011, the Company’s market capitalization exceeded its book value for the majority of the quarter, although as of October 2, 2011, it declined below book value by approximately 3%. Subsequent to quarter end, the Company’s market capitalization increased and exceeded its book value. The fair value of the Company’s reporting unit is estimated using its market capitalization along with a control premium that has historically ranged from 20% to 25%. After evaluating all factors, including its market capitalization, the Company determined a triggering event had not occurred during the quarter ended October 2, 2011, which would have required the Company to perform a goodwill impairment test.

Intangible assets are as follows (in thousands):

	October 2, 2011			July 3, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Core technology and patents	$77,345	$(62,312)	$15,033	$77,345	$(61,052)	$16,293
Developed technology	198,100	(90,690)	107,410	198,100	(82,116)	115,984
Customer relationships	5,100	(4,229)	871	5,100	(3,831)	1,269
Tradename	6,339	(4,823)	1,516	6,339	(4,781)	1,558
Covenants not to compete	550	(238)	312	550	(183)	367
Backlog	1,660	(1,660)	—	1,660	(1,660)	—
Perpetual licenses	157	(34)	123	157	(26)	131

	$289,251	$(163,986)	$125,265	$289,251	$(153,649)	$135,602

The intangible assets subject to amortization are being amortized on a straight-line basis over original lives ranging from approximately two to twelve years. Aggregated amortization expense for intangible assets for the three months ended October 2, 2011 and September 26, 2010, was approximately $10.3 million and $8.7 million, respectively.

Amortization expense of approximately $8.6 million and $6.4 million related to core and developed technology is included in cost of sales in the accompanying condensed consolidated statements of operations for the three months ended October 2, 2011 and September 26, 2010, respectively.

The following table presents the estimated future aggregated amortization expense of intangible assets as of October 2, 2011 (in thousands):

2012 (remaining 9 months)	$20,253
2013	26,140
2014	25,835
2015	21,835
2016	20,902
Thereafter	10,300

$125,265

7.	Accrued Liabilities

Components of accrued liabilities are as follows:

	October 2, 2011	July 3, 2011
	(in thousands)
Payroll and related costs	$17,443	$21,327
Warranty liability	2,619	2,166
Accrued rebates	12,272	10,546
Other	9,633	8,160

	$41,967	$42,199

The Company provides a warranty of between one to five years on its products. The Company records a provision for estimated warranty related costs at the time of sale based on historical product return rates and the Company’s estimates of expected future costs of fulfilling its warranty obligations. Changes to the warranty liability during the three months ended October 2, 2011 were:

(in thousands)
Balance at beginning of period	$2,166
Accrual for warranties issued	623
Changes to pre-existing warranties (including changes in estimates)	273
Settlements made (in cash or in kind)	(443)

Balance at end of period	$2,619

8.	Commitments and Contingencies

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

After a nearly three week trial that ended October 6, 2011, the jury reached a partial verdict involving two out of the six patents. The Court determined that one of the patents had been infringed by Emulex, and the jury rendered an advisory verdict to the Court that it is not invalid, and awarded approximately $0.4 million (actual amount in dollars $387,922) in damages with respect to that patent. The jury reached a unanimous verdict of non-infringement on another patent relating to Emulex Fibre Channel switch products. A mistrial was declared concerning the remaining four patents for which no unanimous verdict was reached. While the Company has contractual commitments from its suppliers concerning the defense and indemnification of certain Broadcom claims relating to certain technology provided by such suppliers, it cannot be certain that such defense and indemnification obligations will be promptly honored by such suppliers. This lawsuit continues to present risks that could have a material adverse effect on the Company’s business, financial condition, or results of operations, including loss of patent rights, monetary damages, and injunction against the sale of accused products. The Company continues to present a vigorous post-trial defense against this lawsuit, including a potential appeal of the trial verdict. The Company has accrued the approximately $0.4 million of damages liability; and such accrual was during its quarter ended October 2, 2011 as a result of the jury’s determination rendered on October 12, 2011 that the Company is to pay such damages to Broadcom, but is unable to determine whether any further loss will occur or to estimate the range of such further loss. Therefore, no further loss has been accrued.

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

Other Commitments and Contingencies

The Company has recorded approximately $33.8 million of liabilities associated with uncertain tax positions as of October 2, 2011 for which a reasonably reliable estimate of the period of payment cannot be made.

The Company has entered into various agreements for professional services, joint-development, non-recurring engineering, and purchases of inventory. As of October 2, 2011, the Company’s obligation associated with such agreements was approximately $69.0 million.

In addition, the Company provides limited indemnification in selected circumstances within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringement of certain intellectual property, and in some limited cases against bodily injury or damage to real or tangible personal property caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. As of October 2, 2011, the Company has not incurred any significant costs related to indemnification of its customers.

9.	Treasury Stock

In early August 2008, the Company’s Board of Directors authorized a plan to repurchase up to $100.0 million of its outstanding common stock. In April 2009, upon receipt of an unsolicited acquisition proposal and related tender offer of Broadcom Corporation to acquire the Company, the Company’s Board of Directors elected to temporarily suspend any activity under the share repurchase plan. In light of Broadcom allowing its tender offer to expire on July 14, 2009, Emulex’s Board of Directors elected to reactivate the $100.0 million share repurchase plan effective July 15, 2009. As of October 2, 2011, the Company has repurchased approximately 9.0 million shares of its common stock for an aggregate purchase price of approximately $78.4 million or an average of $8.67 per share under this plan, of which approximately 2.9 million shares for an aggregate purchase price of approximately $20.1 million or an average purchase price of $6.83 per share was purchased during the three months ended October 2, 2011. Approximately $21.6 million is available under this program after these repurchases. The Company may repurchase shares from time-to-time in open market purchases or privately negotiated transactions. It is expected that any future share repurchases will be financed by available cash balances and cash from operations. The Company’s Board of Directors has not set an expiration date for the plan.

10.	Stock-Based Compensation

As of October 2, 2011, the Company had three stock-based plans for employees and directors that are open for future awards, the 2005 Equity Incentive Plan (Equity Incentive Plan), the 1997 Stock Award Plan for Non-Employee Directors (Director Plan), and the Emulex Corporation Employee Stock Purchase Plan (Purchase Plan). In addition, the Company had nine stock-based plans (All Other Plans), including seven plans assumed in connection with acquisitions, each of which is closed for future grants but has options outstanding. Available for future awards are 4,201,702 shares under the Equity Incentive Plan, 497,916 shares under the Director Plan, and 1,456,623 shares under the Purchase Plan.

In connection with the acquisition of ServerEngines on August 25, 2010, the Company assumed the ServerEngines Corporation Amended and Restated 2008 Stock Option Plan (the ServerEngines Plan). The ServerEngines options were replaced with Emulex options based on the acquisition exchange ratio and continue to be subject to the terms of the ServerEngines Plan. The options have lives of up to 10 years and generally vest over 4 or 5 year periods. The ServerEngines Plan is closed for future grants. There were 472,732 options issued in exchange for the options assumed in the acquisition of ServerEngines.

Aggregate amounts recognized in the condensed consolidated financial statements with respect to these plans are as follows (in thousands):

	Three Months Ended
	October 2, 2011	September 26, 2010
Total cost of stock-based payment plans during the period	$6,374	$15,318
Amounts capitalized in inventory during the period	(126)	(207)
Amounts recognized in income for amounts previously capitalized in inventory	192	191

Amounts charged against income, before income tax benefit	$6,440	$15,302

Amount of related income tax benefit recognized in income	$1,540	$1,479

In connection with the ServerEngines acquisition, the Company has recognized approximately $1.4 million and $10.6 million of stock-based compensation expense related to employment based contingent shares during the quarter ended October 2, 2011 and September 26, 2010, respectively, and expects to recognize another $4.1 million of stock-based compensation expense during fiscal 2012.

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

There were no stock option grants under the Equity Incentive Plan and the Director Plan for the three months ended October 2, 2011.

The assumptions used to compute the fair value of the compensatory element related to the shares to be purchased under the Purchase Plan for the three months ended October 2, 2011 and September 26, 2010 were:

	Three Months Ended
	October 2, 2011	September 26, 2010
Weighted average expected volatility	31%	37%
Expected dividends	—	—
Weighted average expected term (in years)	0.5	0.5
Risk-free rate	0.11%	0.24%

A summary of option activity under the plans for the three months ended October 2, 2011 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Options outstanding at July 3, 2011	7,099,171	$16.30	2.82	$1.5
Options granted	—	N/A
Options exercised	(17,261)	$4.93
Options expired	(1,050,462)	$20.10
Options forfeited	(7,479)	$7.60

Options outstanding at October 2, 2011	6,023,969	$15.69	2.99	$0.7

Options vested and expected to vest at October 2, 2011	5,926,039	$15.79	2.96	$0.7

Options exercisable at October 2, 2011	4,944,730	$17.04	2.54	$0.6

A summary of unvested stock awards activity, which includes unvested stock and unvested stock units, for the three months ended October 2, 2011 is as follows:

	Number of Awards	Weighted Average Grant Date Fair Value
Awards outstanding and unvested at July 3, 2011	3,615,080	$10.17
Awards granted	663,250	$6.50
Awards vested	(638,721)	$10.21
Awards forfeited	(98,436)	$9.94

Awards outstanding and unvested at October 2, 2011	3,541,173	$9.48

During the three months ended October 2, 2011, the Company granted 0.1 million shares of unvested stock awards with performance conditions to certain senior executives. The vesting of performance-based unvested stock awards is contingent upon the Company meeting specified performance criteria as well as the executive’s continued employment through the vesting dates. The number of shares which ultimately vest will range from 0 percent to 150 percent of the target amount stated in each executive’s award agreement based on the performance of the Company relative to certain peer companies. The fair value of these unvested stock awards is approximately $1.0 million and is being recognized as stock-based compensation expense over a three-year service period.

As of October 2, 2011, there was approximately $22.3 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.2 years.

There were no options granted during the three months ended October 2, 2011. The weighted average grant date fair value of options granted during the three months ended September 26, 2010 was approximately $3.39 per share. The weighted average grant date fair value of unvested stock awards granted during the three months ended October 2, 2011 and September 26, 2010 was approximately $6.50 per share and $9.84 per share, respectively. The total intrinsic value of stock options exercised was approximately $0.1 million and $0.3 million for the three months ended October 2, 2011 and September 26, 2010, respectively. The total fair value of unvested stock awards vested was approximately $4.4 million and $6.0 million for the three months ended October 2, 2011 and September 26, 2010, respectively. Cash received from stock option exercises under stock-based plans and shares purchased under the Purchase Plan was approximately $0.1 million and $0.3 million for the three months ended October 2, 2011 and September 26, 2010, respectively. The actual tax benefit realized for the tax deductions from option exercise and vested stock awards of stock-based plans was approximately $2.1 million and $2.3 million for the three months ended October 2, 2011 and September 26, 2010, respectively.

The Board of Directors recently approved, subject to ratification and approval by the stockholders, to increase the number of shares authorized under the Purchase Plan by 1.5 million. As of October 2, 2011, including the shares newly authorized subject to approval by stockholders, the Company anticipates that the number of shares authorized under the Equity Incentive Plan, the Director Plan, the Purchase Plan, and All Other Plans are sufficient to cover future stock option exercises and shares that will be purchased during the current six month option period from May 1, 2011 to October 31, 2011 and the next six month option period from November 1, 2011 to April 30, 2012 under the Purchase Plan.

11.	Income Taxes

The Company provides for income taxes in interim periods based on the estimated effective income tax rate for the complete fiscal year. The income tax provision is computed on the pretax income of the consolidated entities located within each taxing jurisdiction based on current tax law. Deferred tax assets and liabilities are determined based on the future tax consequences associated with temporary differences between income and expenses reported for financial accounting and tax reporting purposes. A valuation allowance for deferred tax assets is recorded to the extent that the Company cannot determine that the ultimate realization of the net deferred tax assets is more likely than not.

Realization of deferred tax assets is principally dependent upon the achievement of future taxable income, the estimation of which requires significant management judgment. The Company’s judgment regarding future profitability may change due to many factors, including future market conditions and the Company’s ability to successfully execute its business plans and/or tax planning strategies. These changes, if any, may require material adjustments to these deferred tax asset balances. Due to uncertainties surrounding the realization of the Company’s cumulative federal and state capital loss carryforwards, Massachusetts research credit carryforwards, California research credit carryforwards and other California deferred tax assets, the Company previously recorded a full valuation allowance against the portion of its gross deferred tax assets relating to such items. On a quarterly basis, the Company reassesses the need for these valuation allowances based on operating results and its assessment of the likelihood of future taxable income and developments in the relevant tax jurisdictions. The Company continues to maintain a valuation allowance against these deferred tax assets as of October 2, 2012 since the Company believes it is more likely than not that such deferred tax assets will not be realized.

As of October 2, 2011, the liability for income taxes associated with uncertain tax positions was $33.8 million for which a reasonably reliable estimate for the period of payment cannot be made. If fully recognized, approximately $31.2 million of such liability would impact the Company’s effective tax rate. The Company does not expect that the liability for unrecognized tax benefits will change significantly within the next 12 months.

The Company’s federal income tax returns for fiscal years 2008 to 2011 and California income tax returns for fiscal years 2007 to 2011 are open as the statute of limitations has not yet expired. The Company’s federal income tax return for fiscal years 2008 and 2009 are currently under examination by the Internal Revenue Service (IRS). Additionally, the IRS is examining an amended return filed for fiscal year 2007. The Company is also currently under audit by various state and international taxing authorities. While the Company strives to resolve open matters with each tax authority at the examination level, it may decide to challenge any assessments that may be made, and may exercise its right to appeal. The Company has accrued for what it believes are adequate amounts of tax and related interest, if any, that may result from these examinations. Such accruals are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues, and issuance of new legislation, regulations or case law. If the ultimate resolution of these audits are substantially different from Management’s estimate of any potential associated liabilities, the resulting audit adjustments could have a material adverse effect on our tax provision, net income and cash flows.

12.	Net Loss Per Share

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended
	October 2, 2011	September 26, 2010
	(in thousands, except per share data)
Numerator — Net loss	$(7,159)	$(8,624)
Less: Undistributed earnings allocated to participating securities	—	—

Undistributed earnings allocated to common shareholders for basic net loss per share	$(7,159)	$(8,624)

Undistributed earnings allocated to common shareholders for diluted net loss per share	$(7,159)	$(8,624)

Denominator:
Denominator for basic net loss per share — weighted average shares outstanding	86,863	82,321
Dilutive options outstanding, unvested stock units and ESPP	—	—

Denominator for diluted net loss per share — adjusted weighted average shares outstanding	86,863	82,321

Basic net loss per share	$(0.08)	$(0.10)

Diluted net loss income per share	$(0.08)	$(0.10)

Antidilutive options and unvested stock awards excluded from the computations	8,430	9,467

Average market price of common stock	$7.52	$9.47

The antidilutive stock options and unvested stock were excluded from the computation of diluted net loss per share due to the assumed proceeds from the award’s exercise or vesting being greater than the average market price of the common shares or due to the Company incurring a net loss for the periods presented.

13.	Comprehensive (Loss) Income

Components of comprehensive (loss) income are as follows:

	Three Months Ended
	October 2, 2011	September 26, 2010
	(in thousands)
Net loss	$(7,159)	$(8,624)
Other comprehensive (loss) income
Change in foreign currency translation adjustments, net of income taxes	(736)	222

Total comprehensive loss	$(7,895)	$(8,402)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Emulex designs and markets high speed enterprise-class products that are used to connect servers and storage arrays. The world’s leading server and storage Original Equipment Manufacturers (OEM’s ) depend on our broad range of products to help build high performance, highly reliable, and scalable Fibre Channel Storage Area Networks (SAN) and Ethernet Converged Networking solutions.

Our Company operates within a single business segment that has two market focused product lines. Beginning this quarter, these primary product lines are Network Connectivity Products (NCP) and Storage Connectivity Products (SCP). We believe that this new product line reporting is more consistent with how third party analysts view our addressable markets, and will provide a more transparent view of our business. Customers in the NCP market use our industry standard Fibre Channel and Ethernet solutions to provide server Input/Output (I/O) and target storage array connectivity to create networks for mission critical enterprise and cloud data centers. These products enable servers to reliably and efficiently connect to Local Area Networks (LANs), SANs, and Network Attached Storage (NAS) by offloading data communication processing tasks from the server as information is delivered and sent to the network. Our products use industry standard protocols including Fibre Channel Protocol (FCP), Internet Protocol (IP), Transmission Control Protocol (TCP)/IP, Internet Small Computer System Interface (iSCSI), NAS, and Fibre Channel over Ethernet (FCoE).

Our Ethernet products include Universal Local Area Network on Motherboard application specific integrated circuits (ULOMs), OneConnect Universal Converged Network Adapters (UCNAs), and custom form factor solutions for OEM blade servers that enable high performance, scalable networks and convergence. Our Fibre Channel based products include Fibre Channel application specific integrated circuits (ASICs), LightPulse® HBAs, and custom form factor solutions for OEM blade servers.

SCP includes our InSpeed, FibreSpy®, switch-on-a-chip (SOC), bridge, and router products. SCP are deployed inside storage arrays, tape libraries, and other storage appliances, connect storage controllers to storage capacity, delivering improved performance, reliability, and connectivity. Our products use industry standard protocols including Fibre Channel, Serial Attached Small Computer Interface (SAS), and Serial Advanced Technology Attachment (SATA).

Our Advanced Technology and Other Products (ATP) category primarily consists of our Integrated Baseboard Management Controllers (iBMC), our One Command Vision products, certain legacy products and other products and services.

We rely almost exclusively on OEMs and sales through distribution channels for our revenue. Our OEM customers include the world’s leading server and storage providers, including ASI Computer Technologies, Inc. (ASI), Cisco Systems, Inc. (Cisco), Dell Inc. (Dell), EMC Corporation (EMC), Fujitsu Ltd. (Fujitsu), Groupe Bull (Bull), Hewlett-Packard Company (Hewlett-Packard), Hitachi Data Systems (HDS), Hitachi Limited (Hitachi), Huawei Technologies Company Ltd. (Huawei), Intel Corporation (Intel), International Business Machines Corporation (IBM), LSI Corporation (LSI), NEC Corporation (NEC), Network Appliance, Inc. (NetApp), Oracle Corporation (Oracle), Quantum Corporation (Quantum), SYNNEX Corporation (SYNNEX), Unisys Corporation (Unisys), and Xyratex Ltd. (Xyratex). Our distribution partners include Arrow ECS Denmark A/S (Arrow), Avnet, Inc. (Avnet), Info X Distribution, LLC (Info X), Ingram Micro Inc. (Ingram Micro), Macnica Networks Corporation (Macnica), Netmarks Inc. (Netmarks), Tech Data Corporation (Tech Data), and Tokyo Electron Device Ltd. (TED). The market for networking infrastructure solutions is concentrated among large OEMs, and as such, a significant portion of our revenues are generated from sales to a limited number of customers.

As of October 2, 2011, we had a total of 969 employees.

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

Our cash balances and investments are held in numerous locations throughout the world. As of October 2, 2011, our international subsidiaries held approximately 10% of our total cash, cash equivalents and investment securities, the majority of which will be used to repay obligations to U.S. affiliate entities that arise in the normal course of business.

Consolidation of Facilities

During fiscal 2011, we commenced the consolidation of certain leased facilities in Colorado and Washington. The consolidation of facilities was completed during the first quarter of fiscal 2012. Total charges related to the facility consolidation and related workforce reductions were approximately $4.3 million, of which $1.2 million was recorded in fiscal 2012 and $3.1 million was recorded in fiscal 2011. The charges consisted primarily of salaries and benefits based on continuous employment of affected employees through the facility closure dates. In fiscal 2012, the charges were comprised of salaries and benefits expense of approximately $0.6 million, acceleration of rent expense of approximately $0.5 million, and other costs of approximately $ 0.1 million. In fiscal 2011, the charges were comprised of salaries and benefits expense of approximately $2.6 million, acceleration of fixed assets depreciation expense of approximately $0.3 million, and other costs of approximately $0.2 million.

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

Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements included elsewhere herein.

	Percentage of Net Revenues
	Three Months Ended
	October 2, 2011	September 26, 2010
Net revenues	100%	100%
Cost of sales:
Cost of goods sold	38	39
Amortization of core and developed technology intangible assets	7	6

Cost of sales	45	45

Gross profit	55	55

Operating expenses:
Engineering and development	37	37
Selling and marketing	12	13
General and administrative	10	17
Amortization of other intangible assets	1	2

Total operating expenses	60	69

Operating loss	(5)	(14)

Nonoperating income, net:
Interest income	—	—
Interest expense	—	—
Other income (expense), net	—	—

Total nonoperating income, net	—	—

Loss before income taxes	(5)	(14)

Income tax provision (benefit)	1	(6)

Net loss	(6%)	(8%)

Three months ended October 2, 2011 compared to three months ended September 26, 2010

Net Revenues. Net revenues for the first quarter of fiscal 2012 ended October 2, 2011, increased approximately $15.3 million, or 15%, to approximately $118.4 million, compared to approximately $103.0 million for the same quarter of fiscal 2011 ended September 26, 2010.

Net Revenues by Product Line

Net revenues by product line were as follows:

	Net Revenues by Product Line
(in thousands)	Three Months Ended October 2, 2011	Percentage of Net Revenues	Three Months Ended September 26, 2010	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
Network Connectivity Products	$86,589	73%	$76,210	74%	$10,379	14%
Storage Connectivity Products	23,882	20%	21,605	21%	2,277	11%
Advanced Technology & Other Products	7,926	7%	5,282	5%	2,644	50%

Total net revenues	$118,397	100%	$103,097	100%	$15,300	15%

nm	— not meaningful

NCP primarily consists of stand up HBAs, mezzanine cards, I/O ASICs, ULOMs, and UCNAs. For the three months ended October 2, 2011, our Fibre Channel based products accounted for greater than 70% of total NCP revenues, however, our Ethernet based products revenue grew by approximately 118% compared to the same period in the prior year. The increase in our NCP revenue for the three months ended October 2, 2011 compared to the three months ended September 26, 2010 was primarily due to an increase of approximately 39% in units shipped, partially offset by a decrease of approximately 19% in average selling price.

SCP primarily consists of our InSpeed®, FibreSpy®, and bridge and router products. The increase in our SCP net revenue for the three months ended October 2, 2011 compared to the three months ended September 26, 2010 was primarily due to an increase in units shipped of approximately 1%, combined with an increase in average selling price of approximately 9%.

ATP primarily consists of our iBMCs, which are products sold by ServerEngines prior to our acquisition on August 25, 2010, One Command Vision software products, certain legacy products and other products and services. For the three months ended October 2, 2011, our iBMC based products accounted for greater than 85% of total ATP revenues. The increase in our iBMC based revenue for the three months ended October 2, 2011 was primarily due to an increase of approximately 258% in units shipped, which includes units shipped for a full quarter in the current period, partially offset by a decrease of approximately 1% in average selling price.

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

	Net Revenues by Major Customers
	Direct Revenues		Total Direct and Indirect Revenues (2)
	Three Months Ended October 2, 2011	Three Months Ended September 26, 2010	Three Months Ended October 2, 2011	Three Months Ended September 26, 2010
Net revenue percentage (1):
OEM:
IBM	28%	22%	33%	31%
Hewlett-Packard	24%	16%	27%	17%
EMC	—	—	—	14%

(1)	Amounts less than 10% are not presented.
(2)	Customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.

Direct sales to our top five customers accounted for approximately 70% of total net revenues for the three months ended October 2, 2011, compared to approximately 58% for the three months ended September 26, 2010. Direct and indirect sales to our top five customers accounted for approximately 79% of total net revenues for the three months ended October 2, 2011, compared to approximately 76% for the three months ended September 26, 2010. Our net revenues from customers can be significantly impacted by changes in our customers’ business and their business models.

Net Revenues by Sales Channel

Net revenues by sales channel were as follows:

	Net Revenues by Sales Channel
(in thousands)	Three Months Ended October 2, 2011	Percentage of Net Revenues	Three Months Ended September 26, 2010	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
OEM	$104,036	88%	$86,306	84%	$17,730	21%
Distribution	14,316	12%	16,774	16%	(2,458)	(15%)
Other	45	—	17	—	28	165%

Total net revenues	$118,397	100%	$103,097	100%	$15,300	15%

The increase in total net revenues was due to an overall increase in demand for our NCP, SCP, and ATP product lines. The increase in OEM net revenues for the three months ended October 2, 2011 compared to the three months ended September 26, 2010 was primarily due to an increase of approximately 20% in NCP revenues generated through our OEMs. The decrease in distribution net revenues for the three months ended October 2, 2011 compared to the three months ended September 26, 2010 was primarily due to a decrease of approximately 13% in NCP net revenues generated through distribution partners. We believe that our net revenues are being generated primarily as a result of product certifications and qualifications with our OEM customers, which take products directly and indirectly through distribution and contract manufacturers. We view product certifications and qualifications as an important indicator of future revenue opportunities and growth for the Company. However, product certifications and qualifications do not necessarily ensure continued market acceptance of our products by our OEM customers. It is also very difficult to determine the future impact, if any, of product certifications and qualifications on our revenues.

Net Revenues by Geographic Territory

Our net revenues by geographic territory based on billed-to location were as follows:

	Net revenues by Geographic Territory
(in thousands)	Three Months Ended October 2, 2011	Percentage of Net Revenues	Three Months Ended September 26, 2010	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
Asia Pacific	$66,663	56%	$43,427	42%	$23,236	54%
United States	32,648	28%	33,420	32%	(772)	(2%)
Europe, Middle East, and Africa	18,875	16%	24,752	24%	(5,877)	(24%)
Rest of the world	211	—	1,498	2%	(1,287)	(86%)

Total net revenues	$118,397	100%	$103,097	100%	$15,300	15%

We believe the increase in Asia Pacific net revenues and the decrease in Europe, Middle East, and Africa (EMEA) net revenues as a percentage of total net revenues for the three months ended October 2, 2011 compared to the three months ended September 26, 2010 was primarily due to our OEM customers continuing to migrate towards using contract manufacturers that are predominately located in Asia Pacific. However, since we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.

Gross Profit. Gross profit consists of net revenues less cost of sales. Our gross profit was as follows (in thousands):

Gross Profit
Three Months Ended October 2, 2011	Percentage of Net Revenues	Three Months Ended September 26, 2010	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$65,571	55%	$56,897	55%	$8,674	—

Cost of sales includes the cost of producing, supporting, and managing our supply of quality finished products. Cost of sales also included approximately $8.6 million and $6.4 million of amortization of technology intangible assets for the three months ended October 2, 2011 and September 26, 2010, respectively. Approximately $5.1 million and $1.7 million of amortization of technology intangible assets in the three months ended October 2, 2011 and September 26, 2010, respectively, were related to the ServerEngines acquisition in fiscal 2011. Approximately $0.5 million and $0.4 million of share-based compensation expense was included in cost of sales for the three months ended October 2, 2011 and September 26, 2010, respectively. Gross margin percentage was similar between the three months ended October 2, 2011 and the three months ended September 26, 2010, thus, the gross margin dollars increased primarily as a result of the increase in net revenues of approximately 15% for the three months ended October 2, 2011 compared to the three months ended September 26, 2010, partially offset by the patent litigation damages based on the jury’s determination rendered on October 12, 2011 that we are to pay these damages to Broadcom of approximately $0.4 million. We expect to incur additional expedite and freight charges as we mitigate the impact of the recent floods in Thailand on one of our contract manufacturers. In addition, we expect the trend toward increased sales of lower margin products to continue into the future.

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

Engineering and Development
Three Months Ended October 2, 2011	Percentage of Net Revenues	Three Months Ended September 26, 2010	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$43,275	37%	$38,264	37%	$5,011	—

Engineering and development expenses for the three months ended October 2, 2011 compared to the three months ended September 26, 2010 increased approximately $5.0 million, or 13%. Approximately $2.8 million and $6.1 million of share-based compensation expense were included in engineering and development costs for the three months ended October 2, 2011 and September 26, 2010, respectively, with approximately $0.5 million and $4.0 million being related to the ServerEngines acquisition for the three months ended October 2, 2011 and September 26,

2010, respectively. Engineering and development headcount decreased slightly to 616 at October 2, 2011 from 619 at September 26, 2010. Although headcount decreased slightly during the three months ended October 2, 2011 compared to the same period in the prior year, salary and related expenses increased approximately $4.4 million in the current period ended October 2, 2011 primarily due to recognizing a full quarter of salary and related expenses from the ServerEngines acquisition during the current three months ended October 2, 2011 compared to a partial quarter of salary and related expenses in the prior year period. The increase in expenses during the three months ended October 2, 2011 was also due to an increase in nonrecurring engineering, prototypes, and related costs associated with new product development of approximately $2.6 million and performance-based compensation of approximately $0.7 million. We plan to continue to invest in engineering and development costs.

Selling and Marketing. Selling and marketing expenses consisted primarily of salaries, commissions, and related expenses for personnel engaged in the marketing and sales of our products, as well as trade shows, product literature, promotional support costs, and other advertising related costs. Sales and marketing expenses were as follows (in thousands):

Selling and Marketing
Three Months Ended October 2, 2011	Percentage of Net Revenues	Three Months Ended September 26, 2010	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$14,617	12%	$12,709	13%	$1,908	(1)%

Selling and marketing expenses for the three months ended October 2, 2011 compared to the three months ended September 26, 2010 increased approximately $1.9 million, or 15%. Approximately $1.1 million of share-based compensation expense was included in selling and marketing costs for both the three month periods ended October 2, 2011 and September 26, 2010. Selling and marketing headcount increased to 144 at October 2, 2011 from 133 at September 26, 2010. The increase in headcount resulted in a net increase of approximately $0.7 million in salary and related expenses as compared to the same period in fiscal 2011. The increase in selling and marketing expenses during the three months ended October 2, 2011 was also primarily due to an increase in advertising expenses of approximately $1.4 million. We will continue to closely manage and target advertising, market promotions, and heighten brand awareness of our new and existing products in an effort to provide overall revenue growth.

General and Administrative. Ongoing general and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees, and other corporate expenses. General and administrative expenses were as follows (in thousands):

General and Administrative
Three Months Ended October 2, 2011	Percentage of Net Revenues	Three Months Ended September 26, 2010	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$11,865	10%	$17,619	17%	$(5,754)	(7)%

General and administrative expenses for the three months ended October 2, 2011 compared to the three months ended September 26, 2010 decreased approximately $5.8 million, or 33%. The decrease in general and administrative expenses overall and as a percentage of revenues was primarily the result of higher share-based compensation expense in the prior year period arising from the ServerEngines acquisition. In this regard, approximately $2.1 million and $7.7 million of share-based compensation expense were included in general and administrative costs for the three months ended October 2, 2011 and September 26, 2010, respectively, with approximately $0.8 million and $6.6 million being related to the ServerEngines acquisition for the three months ended October 2, 2011 and September 26, 2010, respectively. General and administrative headcount increased to 145 at October 2, 2011 from 140 at September 26, 2010. The increase in headcount resulted in a net increase of approximately $0.8 million in salary and related expenses as compared to the same period in fiscal 2011. In addition, the decrease in general and administrative expenses was primarily due to the reimbursement of patent litigation fees from a supplier of approximately $0.5 million.

Amortization of Other Intangible Assets. Amortization of other intangible assets consisted of amortization of intangible assets such as patents, customer relationships, tradenames with estimable lives, covenants not to compete, and backlog. Amortization expense was as follows (in thousands):

Amortization of Other Intangible Assets
Three Months Ended October 2, 2011	Percentage of Net Revenues	Three Months Ended September 26, 2010	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$1,762	1%	$2,344	2%	$(582)	(1)%

Amortization of other intangible assets for the three months ended October 2, 2011 compared to the three months ended September 26, 2010 decreased approximately $0.6 million, or 25%. The decrease was primarily due to a lower intangible assets balance at the beginning of the current three month period as a result of intangible assets being fully amortized at the end of fiscal 2011.

Non-operating Income (Expense), net. Non-operating (expense) income, net, consisted primarily of interest income, interest expense, and other non-operating income and expense items. Our non-operating (expense) income, net, was as follows (in thousands):

Nonoperating Income (Expense), net
Three Months Ended October 2, 2011	Percentage of Net Revenues	Three Months Ended September 26, 2010	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$422	—%	$(507)	—%	$929	—

Our non-operating income (expense), net, for the three months ended October 2, 2011 compared to the three months ended September 26, 2010 increased approximately $0.9 million, or 183%. The net increase was primarily due to foreign exchange gains of approximately $0.4 million combined with the absence of a one-time charge recorded in the prior year period for the settlement of our notes receivable from ServerEngines in connection with the acquisition in August 2010, as required by the authoritative guidance for business combinations, of approximately $0.4 million.

Income Taxes. Income taxes were as follows (in thousands):

Income Taxes
Three Months Ended October 2, 2011	Percentage of Net Revenues	Three Months Ended September 26, 2010	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$1,633	1%	$(5,922)	(6%)	$7,555	7%

Income taxes for the three months ended October 2, 2011 compared to the three months ended September 26, 2010 increased approximately $7.6 million. We recorded a tax provision for the three months ended October 2, 2011 compared to a tax benefit for the three months ended September 26, 2010, but our effective tax (benefit)/expense rate was approximately (30%) and 41% for the three months ended October 2, 2011 and September 26, 2010, respectively. The decrease in our effective tax rate for the three months ended October 2, 2011 compared to the three months ended September 26, 2010 was primarily due to higher projected worldwide income, an increase in the mix of revenue from international versus U.S. locations, and a reduction in non-deductible stock-based compensation expense related to the ServerEngines acquisition.

We expect the annual effective tax benefit rate for fiscal 2012 to be approximately 25%. Our expected annual effective tax rate is lower than the U.S. federal statutory rate primarily due to the mix of earnings in international versus U.S. tax jurisdictions that are generally subject to lower statutory income tax rates. Changes in the mix of U.S. versus international earnings and changing tax laws could affect our actual tax expense for the full fiscal year 2012. As estimates and judgments are used to project such earnings, the impact to our tax provision could vary if the current planning or assumptions change. In addition, we do not forecast discrete events, such as a settlement of tax audits with governmental authorities or changes in tax laws, due to their inherent uncertainty. Such discrete events could materially impact our tax expense. As the tax rate is driven by various factors, it is not possible to estimate our future tax rate with a high degree of certainty.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets, and liabilities in accordance with accounting principles generally accepted in the United States. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying values of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties.

Changes in judgments and uncertainties relating to these estimates could potentially result in materially different results under different assumptions and conditions. If these estimates differ significantly from actual results, the impact to the condensed consolidated financial statements may be material. We believe that the critical accounting policies that are the most significant for purposes of fully understanding and evaluating our reported financial results include the following:

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

Intangible Assets and Other Long-Lived Assets. Intangible assets resulting from acquisitions or licensing agreements are carried at cost less accumulated amortization and impairment charges, if any. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets, ranging from ten months to twelve years. Furthermore, we assess whether our intangible assets and other long-lived assets should be tested for recoverability periodically and whenever events or circumstances indicate that their carrying value may not be recoverable. The amount of impairment, if any, is measured based on fair value, which is determined using projected discounted future operating cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.

Goodwill. Goodwill is not amortized, but instead is tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that goodwill might be impaired. Management considers our business as a whole to be its reporting unit for purposes of testing for impairment. This impairment test is performed annually during the fourth fiscal quarter.

We monitor events on a quarterly basis to assess if a triggering event has occurred requiring a goodwill impairment analysis, including monitoring our market capitalization. During the quarter ended October 2, 2011, our market capitalization exceeded our book value for the majority of the quarter, although as of October 2, 2011, it declined below book value by approximately 3%. Subsequent to quarter end, our market capitalization increased and exceeded our book value. The fair value of our reporting unit is estimated using our market capitalization along with a control premium that has historically ranged from 20% to 25%. After evaluating all factors, including our market capitalization, we determined a triggering event had not occurred during the quarter ended October 2, 2011, which would have required us to perform a goodwill impairment test. If our stock price declines further in the future, our goodwill may become impaired.

We have elected to early adopt the Financial Accounting Standards Board’s (FASB) Accounting Standards Update 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (ASU 2011-08) guidance during the first fiscal quarter ended October 2, 2011. There was no financial statement impact as a result of our early adoption of this guidance in the current three month period ended October 2, 2011. We will continue to perform our annual impairment test during the fourth fiscal quarter.

Under ASU 2011-08, we have the option to first assess the qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if we conclude otherwise, then we are required to perform the first step of the two-step impairment test. If the carrying amount of a reporting unit exceeds its fair value, then we are required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. We also have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. We may resume performing the qualitative assessment in any subsequent period.

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

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded by the Company against any deferred tax assets when, in the judgment of management, it is more likely than not that all of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including recent financial performance, scheduled reversals of temporary differences, projected future taxable income, availability of taxable income in carryback periods and tax planning strategies to form a conclusion. Based on a review of such information, we believe that sufficient positive evidence exists in the form of historical taxable income and projections of taxable income in future years to conclude that it is more likely than not that we would realize our federal, foreign and certain state deferred tax assets. However, we believe that sufficient negative evidence exists to support that we will not be able to realize other state deferred tax assets and, therefore, we continue to carry a full valuation allowance against such state deferred tax assets.

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

Stock-Based Compensation. We account for our stock-based awards to employees and non-employees using the fair value method. Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. Although we grant both unvested stock awards and stock options, the majority of the awards granted and stock based compensation recognized consists of unvested stock awards. The fair value of each unvested stock award is determined based on the closing price of our common stock at grant date. For stock options, the measurement of stock-based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors principally stock price volatility and award forfeiture rate and, to a lesser extent, expected term, dividend rate, and risk free interest rate. The input factors used in the valuation model are based on subjective future expectations combined with management judgment. If there is a difference between the forfeiture assumptions used in determining stock-based compensation costs and the actual forfeitures, which become known over time, we may change the assumptions used in determining stock-based compensation costs. These changes may materially impact our results of operations in the period such changes are made. See Note 10 in the accompanying notes to condensed consolidated financial statements included in this Form 10-Q for additional information and related disclosures.

Litigation Costs. We record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. Legal and other litigation related costs are recognized as the services are provided. We record insurance recoveries for litigation costs for which both conditions are met: (i) the recovery is probable and (ii) collectability is reasonably assured. The insurance recoveries recorded are only to the extent the litigation costs have been incurred and recognized in the financial statements; however, it is reasonably possible that the actual recovery may be significantly different from our estimates. There are many uncertainties associated with any litigation, and we cannot provide assurance that any actions or other third party claims against us will be resolved without costly litigation or substantial settlement charges. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected.

Recently Adopted and Recently Issued Accounting Standards

See Note 1 in the accompanying notes to condensed consolidated financial statements included in Part I, Item I of this Form 10-Q for a description of the recently adopted accounting standards.

Liquidity and Capital Resources

Our principal sources of liquidity consist of our existing cash balances and investments, as well as funds expected to be generated from operations. At October 2, 2011, we had approximately $221.7 million in working capital and approximately $163.6 million in cash and cash equivalents and current investments. At July 3, 2011, we had approximately $230.9 million in working capital and approximately $168.2 million in cash and cash equivalents and current investments. We maintain an investment portfolio of various security holdings, types, and maturities. We invest in instruments that meet credit quality standards in accordance with our investment guidelines. We limit our exposure to any one issuer or type of investment with the exception of U.S. Government issued or U.S. Government sponsored entity securities. Our investments consisted mostly of term deposits, fixed income securities and corporate bonds as of October 2, 2011 and we did not hold any auction rate securities or direct investments in mortgage-backed securities.

Cash Flows

The following table summarizes our cash flows:

	Three Months Ended
	October 2, 2011	September 26, 2010
	(In thousands)
Net cash provided by (used in):
Operating activities	$13,586	$10,483
Investing activities	(11,862)	(44,191)
Financing activities	(21,701)	(68,905)
Effect of foreign currency translation on cash and cash equivalents	(360)	185

Decrease in cash and cash equivalents:	$(20,337)	$(102,428)

Operating Activities

Cash provided by operating activities during the three months ended October 2, 2011 was approximately $13.6 million compared to approximately $10.5 million during the three months ended September 26, 2010. The current period cash provided by operating activities was primarily due to a net loss of approximately $7.2 million, non-cash adjustments for amortization of intangible assets of approximately $10.3 million, share-based compensation expense of approximately $6.4 million, depreciation and amortization of approximately $4.8 million, and deferred income taxes of approximately $3.6 million, and changes in operating assets and liabilities including an increase in accounts receivable of approximately $5.0 million, a decrease in inventories of approximately $3.4 million, and a decrease in income taxes payable and prepaid income taxes of approximately $2.3 million.

Investing Activities

Cash used in investing activities during the three months ended October 2, 2011 was approximately $11.9 million compared to approximately $44.2 million during the three months ended September 26, 2010. The current period usage of cash was primarily due to approximately $3.7 million in purchases of property and equipment and purchases of investments partially offset by maturities of investments that were not reinvested.

Financing Activities

Cash used in financing activities for the three months ended October 2, 2011 was approximately $21.7 million compared to approximately $68.9 million for the three months ended September 26, 2010. The current period usage of cash was primarily due to the purchase of treasury stock of approximately $20.1 million.

Prospective Capital Needs

In early August 2008, our Board of Directors authorized a plan to repurchase up to $100.0 million of our outstanding common stock. In April 2009, upon receipt of an unsolicited takeover proposal and related tender offer of Broadcom Corporation to acquire us, our Board of Directors elected to temporarily suspend any activity under the share repurchase plan. In light of Broadcom allowing its tender offer to expire on July 14, 2009, Emulex’s Board of Directors elected to reactivate the $100.0 million share repurchase plan effective July 15, 2009. From June 29, 2009 through October 2, 2011, the Company repurchased approximately 9.0 million shares of its common stock for an aggregate purchase price of approximately $78.4 million or an average of $8.67 per share under this plan, of which approximately 2.9 million shares for an aggregate purchase price of approximately $20.1 million or an average purchase price of $6.83 per share was purchased during the three months ended October 2, 2011. Our Board of Directors has not set an expiration date for the plan. Therefore, we may repurchase additional shares under this plan from time to time through open market purchases or privately negotiated transactions. It is expected that any future share repurchases will be financed by available cash and cash from operations.

As part of our globalization initiatives, we currently plan to continue our strategic investment in research and development, sales and marketing, capital equipment, and facilities. We may also consider internal and external investment opportunities in order to achieve our growth and market leadership goals, including licensing and joint-development agreements with our suppliers, customers, and other third parties. We believe that our existing cash and cash equivalents, current investments, and anticipated cash flows from operating activities will be sufficient to support our working capital needs, capital expenditure requirements and stock repurchasing expenditures for at least the next 12 months. We currently do not have any outstanding lines of credit or other borrowings.

We have disclosed outstanding legal proceedings in Note 8 in the accompanying notes to condensed consolidated financial statements included in Part I, Item I of this Form 10-Q. The legal proceedings include the consolidated patent infringement lawsuit filed by Broadcom Corporation against us. After a nearly three week trial that ended October 6, 2011, the jury reached a partial verdict involving two out of the six patents. The Court determined that one of the patents had been infringed by us, and the jury rendered an advisory verdict to the Court that it is not invalid, and awarded approximately $0.4 million in damages related to that patent. The jury reached a unanimous verdict of non-infringement on another patent relating to Emulex Fibre Channel switch products. A mistrial was declared on the remaining four patents for which no unanimous verdict was reached. While we have contractual commitments from our suppliers for the defense and indemnification of certain Broadcom claims relating to certain technology provided by our suppliers, it cannot be certain that such defense and indemnification obligations will be promptly honored by our suppliers. This lawsuit continues to present risks that could have a material adverse effect on our business, financial condition, or results of operations, including loss of patent rights, monetary damages, and injunction against the sale of accused products. We continue to present a vigorous post-trial defense against this lawsuit, including a potential appeal of the trial verdict. We have accrued the approximately $0.4 million of damages liability; and the accrual was during our quarter ended October 2, 2011 as a result of the jury’s determination rendered on October 12, 2011 that we are to pay these damages to Broadcom, but management is unable to determine whether any further loss will occur or to estimate the range of such further loss. Therefore, no further loss has been accrued.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of October 2, 2011, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations as of October 2, 2011, and the effect such obligations are expected to have on our liquidity in future periods. The estimated payments reflected in this table are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those reflected in the table.

	Payments Due by Period (in thousands)
		Remaining
	Total	2012	2013	2014	2015	2016	Thereafter
Leases (1)	$12,940	$4,268	$4,282	$1,849	$787	$782	$972
Purchase commitments	58,538	58,538	—	—	—	—	—
Other commitments (2)	10,480	3,704	2,915	1,270	942	942	707

Total (3)	$81,958	$66,510	$7,197	$3,119	$1,729	$1,724	$1,679

(1)	Lease payments include common area maintenance (CAM) charges.
(2)	Consists primarily of commitments for software licenses of approximately $4.1 million and non-recurring engineering services of approximately $3.7 million.
(3)	Excludes approximately $33.8 million of liabilities for uncertain tax positions for which we cannot make a reasonably reliable estimate of the period of payment.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our cash and cash equivalents are not subject to significant interest rate risk due to their short terms to maturity. As of October 2, 2011, the carrying value of our cash and cash equivalents approximated fair value.

As of October 2, 2011, our investment portfolio consisted primarily of fixed income securities of approximately $60.3 million. We have the positive intent and ability to hold these securities to maturity. We did not hold any auction rate securities or direct investments in mortgage-backed securities as of October 2, 2011.

The fair market value of our investment portfolio is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of October 2, 2011, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows. However, if interest rates decreased and securities within our portfolio were re-invested in securities with lower interest rates, interest income would decrease in the future.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended October 2, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under Note 8 in the notes to the condensed consolidated financial statements under the caption “Litigation” included in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

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

Broadcom Corporation has filed a consolidated patent infringement suit against us and after a nearly three week trial that ended October 6, 2011, the jury reached a partial verdict involving two out of the six patents. The Court determined that one of the patents had been infringed by us, and the jury rendered an advisory verdict to the Court that it is not invalid, and awarded approximately $0.4 million in damages related to that patent. The jury reached a unanimous verdict of non-infringement on another patent relating to Emulex Fibre Channel switch products. A mistrial was declared on the remaining four patents for which no unanimous verdict was reached. Ongoing lawsuits, such as the action brought by Broadcom, present inherent risks, any of which could have a material adverse effect on our business, financial condition, or results of operations. Such potential risks include continuing expenses of litigation; risk of loss of patent rights and/or monetary damages; risk of injunction against the sale of products incorporating the technology in question, including difficulties in implementing design changes and the associated customer re-qualification thereof and/or maintaining favorable working relationships with our suppliers of SerDes modules; counterclaims, attorneys’ fees, and diversion of management’s attention from other business matters. See Note 8 in the notes to the condensed consolidated financial statements under the caption “Legal Proceedings” in Part I, Item 1 of this Form 10-Q.

The current economic downturn has resulted in a reduction in information technology spending.

The demand for our network storage products has been driven by the demand for high performance storage networking products and solutions that support enterprise computing applications, including on-line transaction processing, data mining, data warehousing, multimedia, and Internet applications. The current economic downturn and related disruptions in world credit and equity markets, as well as the related failures of several large financial institutions, have resulted in a global downturn in spending on information technology. If the continuing downturn in the economy results in significant reductions in the demand for such products, solutions, and applications, it will adversely affect our business, results of operations, and financial condition in the near term and possibly beyond. The adverse effects of any sustained reductions in information technology spending on our operating results may be exacerbated by our research and development investments, strategic investments and merger and acquisition activity, as well as customer service and support, which we may need to continue despite any such reductions in demand.

Our business is highly competitive.

The markets for our products are highly competitive and are characterized by rapid technological advances, price erosion, frequent new product introductions, and evolving industry standards. We expect that our markets will continue to attract new competition. Our current and potential competition consists of major domestic and international companies, some of which have substantially greater financial, technical, marketing, and distribution resources than we have. Additional companies, including but not limited to our suppliers, strategic partners, Original Equipment Manufacturer (OEM) customers and emerging companies, may enter the markets in which we compete and new or stronger competitors may emerge as a result of consolidation in the marketplace. Additionally, our existing competitors continue to introduce products with improved price/performance characteristics, and we may have to do the same to remain competitive. Furthermore, competitors may introduce new products to the market before we do, and thus obtain a first to market advantage over us. Increased competition could result in increased price competition, reduced revenues, lower profit margins or loss of market share, any of which could have a material adverse effect on our business, results of operations, and financial condition.

A significant portion of our business depends upon the continued growth of the networking market.

The size of our potential market is largely dependent on the overall demand for networking products and in particular upon the broadening acceptance of our converged network technologies. We believe that our investment in multi-protocol solutions that address the high performance needs of the converged networking market provides the greatest opportunity for our future revenue growth and profitability. However, the market for converged networking products may not gain broader acceptance and customers may choose alternative technologies that we are not investing in, and/or products supplied by other companies. Interest continues for other storage networking technologies such as Internet Small Computer Systems Interface (iSCSI), which may satisfy some Input/Output (I/O) connectivity requirements through standard Ethernet adapters and software at little to no incremental cost to end users. These software only iSCSI solutions compete with our Sever Connectivity Products, particularly in the low end of the market. We have also launched Converged Network Adapters (CNAs) using Fibre Channel over Ethernet (FCoE) or iSCSI protocols which may be used by the same customers impacting our Storage Area Networking revenues more than we anticipate. Furthermore, since our products are sold as parts of integrated systems, demand for our products is driven by the demand for these integrated systems, including other companies’ complementary products. A lack of demand for the integrated systems or a lack of complementary products required for these integrated systems to be deployed could have a material adverse effect on our business, results of operations, and financial condition. If the converged networking market does not grow, grows more slowly than we anticipate, declines, attracts more competitors than we expect as discussed above, or if our products do not achieve continued market acceptance, our business, results of operations, and financial condition could be materially adversely affected.

A significant portion of our revenue is generated from sales to a limited number of customers, none of which are subject to exclusive or long-term contracts.

We rely almost exclusively on OEMs and sales through distribution channels for our revenue. For the three months ended October 2, 2011, we derived approximately 88% of our net revenues from sales to OEM customers and approximately 12% from sales through distribution. Furthermore, as some of our sales through distribution channels consist of OEM products, OEM customers effectively generated approximately 93% of our revenue for the three months ended October 2, 2011. Moreover, direct and indirect sales to our top five customers (including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties) accounted for approximately 79% of our net revenues for the three months ended October 2, 2011. If we are unable to retain our current OEM and distributor customers, recruit additional or replacement customers, or timely collect amounts due from our customers, or if demand from our customers is reduced due to difficulties in their ability to acquire components or other products such as microprocessors, disk drives, switches and optical modules used in conjunction with our products or in the deployments of their products, our business, results of operations, and financial condition could be materially adversely affected.

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

Our operating results are difficult to forecast resulting in significant fluctuations from quarter to quarter.

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

•

Timing and market acceptance of new or enhanced product introductions, including the timing of server chipset refresh cycles related to new server chipsets such as Intel Corporation’s Romley chipset, by us, our OEM customers and/or competitors;

•	Market share losses or difficulty in gaining incremental market share;

•

Reduced demand from our customers if there is a shortage of, or difficulties in acquiring, components or other products, such as microprocessors, disk drives, switches, and optical modules, used in conjunction with our products in the deployment of systems;

•	Seasonality;

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

•	Fluctuations in product development, procurement, resource utilization and other operating expenses;

•	Anticipated efficiencies resulting from increased revenues may be less than expected or not achieved at all;

•	Difficulties controlling unanticipated costs, including operating expenses, as revenues increase;

•	Inability of our electronics manufacturing service providers or suppliers to produce and distribute our products in a timely fashion;

•	Difficulties with updates, changes or additions to our information technology systems; and

•	Breaches of our network security, including viruses.

Order deferrals and cancellations by our customers, declining average sales prices, changes in the mix of products sold, shortages of materials, delays in the introduction of new products and longer than anticipated sales cycles for our products have adversely affected our business, financial condition and results of operations in the past. Despite these factors, we, along with our electronics manufacturing service (EMS) providers, maintain significant finished goods, work-in-progress and raw materials inventory to meet estimated order forecasts. If our customers purchase less than their forecasted orders or cancel or delay existing purchase orders, there will be higher levels of inventory that face a greater risk of obsolescence. If our customers choose to purchase products in excess of the forecasted amounts or in a different product mix, there might be inadequate inventory or manufacturing capacity to fill their orders.

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

We may be unsuccessful in our expansion into new segments of the storage and server technology market, and the costs associated with our expansion may be greater than anticipated.

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

Further, although most of our revenues have historically been derived from products based on Fibre Channel technology, we expect to continue to grow our business of offering converged networking solutions following our recent acquisition of ServerEngines Corporation (ServerEngines). We believe that our Fibre Channel products and our converged networking solutions will, at least initially, have similar customers and other marketing requirements that should produce certain synergies and cost savings as we expand our converged network solutions business. However, if the expansion of our converged networking solutions business does not produce the synergies and cost savings with our core Fibre Channel business that we anticipate, our marketing and other business expenses relating to our converged network solutions business could be greater than anticipated and our financial condition could be adversely affected.

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

We supply two families of HBAs that target separate high-end, midrange and small to medium sized business user (SMB) markets. Historically, the majority of our revenues has come from our high-end server and storage solutions. In the future, increased revenues are expected to come from dual channel adapters and midrange server and storage solutions, which have lower average selling prices per port. If customers elect to utilize midrange HBAs in higher-end environments or applications, or migrate to dual channel adapters faster than we anticipate, our business and financial condition could be negatively affected.

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

We have experienced delays in product development in the past and may experience similar delays in the future. Such delays may result from numerous factors, which include, but are not limited to:

•	Difficulties in hiring and retaining necessary employees and independent contractors;

•	Difficulties in reallocating engineering resources and other resource limitations;

•	Unanticipated or lengthy redevelopment efforts to make design changes resulting from unintentional intellectual product infringement and related injunctions;

•	Unanticipated engineering or manufacturing complexity, including from third party suppliers of intellectual property such as foundries of our ASICs;

•	Undetected errors or failures in our products;

•	Changing OEM product specifications;

•	Delays in the acceptance or shipment of products by OEM customers; and

•	Changing market or competitive product requirements.

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

While revenues recognized during three months ended October 2, 2011 have not been significant, any failure to successfully implement this new strategy could have an adverse effect on our results of operations in the future.

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

We are dependent on sole source and limited source third party suppliers and EMS providers for our products.

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

•	Natural disasters, such as the significant flooding in Thailand in October 2011;

•	Discontinued production by a supplier;

•	Required long-term purchase commitments;

•

Undetected errors, failures or production quality issues, including projected failures that may constitute epidemic failure rates specified in agreements with our customers or that may require us to make concessions or accommodations for continuing customer relationships;

•	Timeliness of product delivery;

•	Increases in manufacturing costs due to lower volumes or more complex manufacturing process than anticipated;

•	Sole sourcing and components made by a small number of suppliers, including the inability to obtain components and finished goods at reasonable cost from such sources and suppliers;

•	Market shortages;

•	Changes in business strategies of our suppliers and EMS providers;

•	Financial stability and viability of our suppliers and EMS providers;

•	Inability or unwillingness of our suppliers or EMS providers to continue their business with us;

•	Environmental, tax or legislative changes in the location where our products are produced or delivered;

•	Disruption in shipping channels; and

•	Difficulties associated with international operations.

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

Our success depends to a significant degree upon the performance and continued service of key managers, as well as engineers involved in the development of our storage networking technologies and technical support of our storage networking products and customers. Competition for such highly skilled employees is intense in the communities in which we operate, as well as our industry, and we cannot be certain that we will be successful in recruiting, training, and retaining such personnel. In addition, employees may leave us and subsequently compete against us, and we may incur costs relating to their departure. Also, many of these key managerial and technical personnel receive stock-based compensation incentives as part of our employee retention initiatives. The number of shares authorized under stock based plans may be insufficient and shareholders may not approve to increase the number of authorized shares. New regulations, volatility in the stock market, and other factors could diminish the value of our stock-based compensation incentives, putting us at a competitive disadvantage and forcing us to use more cash compensation. If we are unable to attract new managerial and technical employees, or are unable to retain and motivate our current key managerial and technical employees, or are forced to use more cash compensation to retain or replace key personnel, our business, results of operations, and financial condition could be materially adversely affected.

Our international business activities subject us to increased business risks.

For the three months ended October 2, 2011, sales in Asia Pacific accounted for approximately 56% of our total net revenues, sales in the United States accounted for approximately 28% of our total net revenues, and sales in Europe, Middle East, and Africa accounted for approximately 16% of our total revenue based on billed-to address. We expect that our sales will continue to increase outside of the United States as our customers are migrating towards using contract manufacturers located internationally, predominantly in Asia Pacific. However, because we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our sales may not be reflective of the geographic mix of end-user demand or installations. All of our sales are currently denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. In addition, an increasing amount of our expenses will be incurred in currencies other than U.S. dollars and as a result, we will be required from time to time to convert currencies to meet our obligations. Additionally, our suppliers are increasingly located outside of the U.S., and a significant portion of our products is produced at our EMS providers’ production facilities in Thailand, Malaysia, and China. Furthermore, in connection with our globalization initiatives, we established a company in Ireland, and a significant portion of our sales and operations also occur in countries outside of the U.S. As a result, we are subject to the risks inherent in international operations. Our international business activities could be affected, limited or disrupted by a variety of factors, including, but not limited to:

•	Fluctuations in freight costs and potential disruptions in the transportation infrastructure for our products and components;

•	Longer accounts receivable payment cycles;

•	The increased travel, infrastructure, accounting, and legal compliance costs associated with multiple international locations;

•	Difficulty maintaining management oversight and control of remote locations;

•	Changes in the value of local currencies relative to our functional currency;

•	Costs and risks of localizing products for international countries;

•	Import and export restrictions;

•	Imposition of or changes in governmental controls, taxes, tariffs, trade restrictions, and regulatory requirements to our current or future operations;

•	Potential restrictions on transferring funds between countries and difficulties associated with repatriating cash generated or held outside of the U.S. in a tax-efficient manner;

•	Loss of tax benefits or increases in tax expenses;

•	Taxation in multiple jurisdictions;

•	Political instability, war, or terrorism;

•	General economic and social conditions within international countries; and

•	Natural disasters, such as the earthquake and resulting tsunami off the coast of Japan in March 2011 and the significant flooding in various parts of Thailand in October 2011.

All of these factors could harm future sales of our products to international customers or production of our products outside of the United States, and have a material adverse effect on our business, results of operations, and financial condition.

We may fail to realize the anticipated benefits of future acquisitions and strategic investments.

Our future performance will depend in part on our ability to realize the anticipated benefits from acquisitions and strategic investments, and whether we can successfully integrate and operate these businesses with our existing operations in an effective and efficient manner. Integrating our operations with acquired businesses is a complex, time-consuming and expensive process and involves a number of risks and uncertainties. In addition, in order to position ourselves to take advantage of growth opportunities, we have made, and may continue to make, other strategic acquisitions that involve significant risks and uncertainties. The risks and uncertainties relating to acquisitions and/or strategic investments include, but are not limited to:

•	The difficulty in integrating any newly acquired businesses and operations in an efficient and effective manner;

•	The risk of diverting our resources and the attention of our senior management from the operations of our business;

•	Additional demands on management related to the increase in the size and scope of our company following the acquisition;

•	Difficulties in combining corporate cultures;

•	Difficulties in the assimilation and retention of key employees;

•	The risks of potential disputes concerning indemnities and other obligations that could result in substantial costs;

•	Unknown defects of an acquired company’s products or assets that may not be identified due to the inherent limitations involved in the due diligence process of an acquisition;

•	Costs and expenses associated with any undisclosed or potential liabilities of acquired businesses;

•

Delays, difficulties or unexpected costs in the integration, assimilation, implementation or modification of platforms, business information systems, functions, technologies and infrastructure to support the combined business, as well as maintaining uniform standards, controls (including internal accounting controls), procedures and policies;

•	The challenges in achieving strategic objectives, cost savings and other benefits expected from any acquisitions;

•	The risk that the returns on acquisitions will not support the expenditures incurred to acquire such businesses or the capital expenditures needed to develop such businesses;

•	The risks of entering markets in which we have less experience;

•	The risk that our markets do not evolve as anticipated and the technologies acquired do not prove to be those needed to be successful in those markets; and

•	Difficulties in maintaining relationships with present and potential customers, distributors and suppliers of the acquired business.

Furthermore, to complete future acquisitions we may need to issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could cause our earnings per share to decline.

Our stock price is volatile, which has and may result in lawsuits against us and our officers and directors.

The stock market in general, and the stock prices in technology based companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to continue to fluctuate in the future. For example, during calendar year 2011 through October 2, 2011, the closing sales price of our common stock ranged from a low of $6.34 per share to a high of $12.76 per share. Factors that could have a significant impact on the market price of our stock include, but are not limited to, the following:

•	Quarterly variations in customer demand and operating results;

•	The gain or loss of significant customers or design wins;

•	Pricing pressures;

•	General conditions in the computer, storage, or communications markets;

•	Events affecting other companies that investors deem to be comparable to us;

•	Announcements of new products by us or our competitors;

•	Offers to buy us or a competitor for a premium over recent trading price.

•	Changes in analysts’ earnings estimates;

•	Changes in analyst recommendations, price targets, or other parameters that may not be related to earnings estimates;

•	Rumors or dissemination of false information; and

•	Short selling of our common stock.

In addition, Broadcom’s initiation and subsequent abandonment of its unsolicited takeover proposal to acquire all of the shares of our common stock has resulted in volatility in the price of our common stock. Any other takeover proposal by any third party to acquire the outstanding shares of our common stock may result in further volatility in the price of our common stock. If a takeover does not occur following announcement of a takeover proposal, for any reason, the market price of our common stock may decline. In addition, our stock price may decline as a result of the fact that we have been required to incur significant expenses related to the Broadcom unsolicited takeover proposal.

In the past, companies, including us, that have experienced volatility in the market price of their stock have been subject to securities class action litigation. If we were to be the subject of similar litigation in the future or experience unfavorable outcomes in any of our pending litigation, as discussed in Note 8 in the accompanying notes to our condensed consolidated financial statements in Part I, Item I of this Form 10-Q, it could have a material adverse effect on our business, results of operations, and financial condition. Such litigation would also divert management’s attention from other business matters.

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

Our provision for income taxes is subject to volatility and could be adversely affected by numerous factors including:

•	Earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates;

•	Changes in allocation of income and expenses related to cost sharing arrangements, including adjustments related to changes in the corporate structure, acquisitions or law changes;

•	Tax effects of increases in nondeductible compensation;

•	Changes in transfer pricing regulations;

•

Changes in domestic and foreign tax laws including possible U.S. changes to the taxation of earnings of foreign subsidiaries, the deductibility of expenses attributable to foreign income and changes to foreign tax credit rules;

•	Changes in accounting rules or principles, including the potential adoption of international financial reporting standards (IFRS) and changes in the valuation of deferred tax assets and liabilities;

•	Unfavorable results from income tax audits; and

•	Expiration or lapses of federal and state research credits.

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

Our corporate offices, principal product development facilities, EMS providers, suppliers and customers are located in regions that are subject to earthquakes and other natural disasters.

Our California facilities, which include our corporate offices and principal product development facilities, are located near major earthquake faults. Any disruption in our business activities, personal injury, or damage to the facilities in excess of our currently insured amounts as a result of earthquakes or other such natural disasters, could have a material adverse effect on our business, results of operations, and financial condition. In addition, natural disasters such as hurricanes, tsunamis, flooding, and earthquakes, such as the flooding in Thailand in October 2011 and the earthquake off the coast of Japan and the resulting tsunami in March 2011, can disrupt manufacturing operations of our EMS providers, component suppliers and customers or the downstream suppliers that are located in such impacted areas, resulting in lost revenue opportunities in the near term and/or long term.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In early August 2008, our Board of Directors authorized a plan to repurchase up to $100.0 million of our outstanding common stock. In April 2009, upon receipt of an unsolicited takeover proposal and related tender offer from Broadcom Corporation to acquire us, our Board of Directors elected to temporarily suspend any activity under the share repurchase plan. In light of Broadcom allowing its tender offer to expire on July 14, 2009, Emulex’s Board of Directors elected to reactivate the $100.0 million share repurchase plan effective July 15, 2009. Through October 2, 2011, the Company has repurchased approximately 9.0 million shares of its common stock for an aggregate purchase price of approximately $78.4 million or an average purchase price of $8.67 per share under this plan. We may repurchase additional shares under this plan from time-to-time in open market purchases or privately negotiated transactions. The share repurchases will be financed by available cash balances and cash from operations.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
July 4, 2011 — July 31, 2011	—	—	—	$41,678,152
August 1, 2011 — August 28, 2011	2,740,850	$6.81	2,740,850	$23,015,774
August 29, 2011 — October 2, 2011	195,230	$7.15	195,230	$21,619,430

Total	2,936,080	$6.83	2,936,080	$21,619,430

Sales of Unregistered Securities

There were no sales of unregistered securities for the three months ended October 2, 2011.

Item 6. Exhibits

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit 3.3	Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 2, 2009).

Exhibit 3.4	Amended and Restated Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of Emulex Corporation, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 16, 2009.

Exhibit 10.1	Executive Incentive Plan of the Company, as amended.

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2011

EMULEX CORPORATION

	By:	/s/ James M. McCluney
James M. McCluney
Chief Executive Officer

	By:	/s/ Michael J. Rockenbach
Michael J. Rockenbach
Executive Vice President and Chief Financial
Officer (Principal Financial and Chief
Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit 3.3	Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 2, 2009).

Exhibit 3.4	Amended and Restated Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of Emulex Corporation, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 16, 2009.

Exhibit 10.1	Executive Incentive Plan of the Company, as amended.

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.