Form 10-Q
period 2012-01-01
EMULEX CORP /DE/
filed 2012-01-27
CIK 350917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 1, 2012

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

As of January 23, 2012, the registrant had 86,394,869 shares of common stock outstanding.

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

Actual future results could differ materially from those described in the forward-looking statements as a result of a variety of factors, including those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, “Legal Proceedings” in Part II, Item 1, and “Risk Factors” in Part II, Item 1A of this Form 10-Q included elsewhere herein. We expressly disclaim any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances. We wish to caution readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These factors include the effects of ongoing lawsuits, such as the action brought by Broadcom Corporation (Broadcom) described elsewhere in this Form 10-Q, which present inherent risks, any of which could have a material adverse effect on our business, financial condition, or results of operations. Such potential risks include continuing expenses of litigation, risk of loss of patent rights and/or monetary damages, risk of injunction against the sale of products incorporating the technology in question, counterclaims, attorneys’ fees, incremental costs associated with product or component redesigns, and diversion of management’s attention from other business matters. With respect to the Broadcom litigation, such potential risks also include the availability of an adequate sunset period of time to make design changes, the ability to implement any design changes, the availability of customer resources to complete any re-qualification or re-testing that may be needed, the ability to maintain favorable working relationships with Emulex suppliers of SerDes modules, and the ability to obtain a settlement that does not put us at a competitive disadvantage. In addition, the fact that the economy generally, and the technology and storage segments specifically, have been in a state of uncertainty makes it difficult to determine if past experience is a good guide to the future and makes it impossible to determine if markets will grow or shrink in the short term. The current economic downturn and the resulting disruptions in world credit and equity markets that are creating economic uncertainty for our customers and the storage networking market as a whole has and could continue to adversely affect our revenues and results of operations. Furthermore, the effect of any actual or potential unsolicited offers to acquire us may have an adverse effect on our operations. As a result of this uncertainty, we are unable to predict with any accuracy what future results might be. Other factors affecting these forward-looking statements include but are not limited to the following: faster than anticipated decline in the storage networking market, slower than expected growth of the storage networking market or the failure of our Original Equipment Manufacturer (OEM) customers to successfully incorporate our products into their systems; our dependence on a limited number of customers and the effects of the loss of, decrease in or delays of orders by, any such customers, or the failure of such customers to make timely payments; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of our or our OEM customers’ new or enhanced products; costs associated with entry into new areas of the storage technology market; the variability in the level of our backlog and the variable and seasonal procurement patterns of our customers; any inadequacy of our intellectual property protection and the costs of actual or potential third-party claims of infringement and any related indemnity obligations or adverse judgments; impairment charges, including but not limited to goodwill and intangible assets; changes in tax rates or legislation; the effect of acquisitions; the effects of terrorist activities; natural disasters, such as the earthquake and resulting tsunami off the coast of Japan in March 2011 and the significant flooding in various parts of Thailand in October 2011, and any resulting disruption in our supply chain or customer purchasing patterns or any other resulting economic or political instability; the highly competitive nature of the markets for our products as well as pricing pressures that may result from such competitive conditions; the effects of changes in our business model to separately charge for software; the effect of rapid migration of customers towards newer, lower cost product platforms; possible transitions from board or box level to application specific integrated circuit (ASIC) solutions for selected applications; a shift in unit product mix from higher-end to lower-end or mezzanine card products; a faster than anticipated decrease in the average unit selling prices or an increase in the manufactured cost of our products; delays in product development; our reliance on third-

party suppliers and subcontractors for components and assembly; our ability to attract and retain key technical personnel; our ability to benefit from our research and development activities; our dependence on international sales and internationally produced products; changes in accounting standards; and the potential effects of global warming and any resulting regulatory changes on our business. These and other factors could cause actual results to differ materially from those in the forward-looking statements and are discussed elsewhere in this Form 10-Q, in our other filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

EMULEX CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EMULEX CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except share data)

	January 1, 2012	July 3, 2011
ASSETS
Current assets:
Cash and cash equivalents	$132,340	$131,160
Investments	59,354	37,025
Accounts receivable, net of allowance for doubtful accounts of $1,804 and $1,743 at January 1, 2012 and July 3, 2011, respectively	88,881	74,147
Inventories	22,670	20,508
Prepaid income taxes	13,528	12,709
Prepaid expenses and other current assets	10,770	9,684
Deferred income taxes	11,468	16,919

Total current assets	339,011	302,152
Property and equipment, net	61,357	64,095
Investments	—	15,165
Goodwill	177,290	177,290
Intangible assets, net	118,515	135,602
Other assets	7,873	8,535

Total assets	$704,046	$702,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,009	$29,043
Accrued liabilities	42,421	42,199

Total current liabilities	81,430	71,242
Other liabilities	3,054	3,344
Deferred income taxes	7,593	11,362
Accrued taxes	28,200	28,200

Total liabilities	120,277	114,148

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	—	—
Common stock, $0.10 par value; 240,000,000 shares authorized; 103,882,668 and 102,655,094 issued at January 1, 2012 and July 3, 2011, respectively	10,388	10,266
Additional paid-in capital	1,251,432	1,243,045
Accumulated deficit	(448,225)	(456,060)
Accumulated comprehensive loss	(1,446)	(238)
Treasury stock, at cost; 17,592,322 and 14,656,242 shares at January 1, 2012 and July 3, 2011, respectively	(228,380)	(208,322)

Total stockholders’ equity	583,769	588,691

Total liabilities and stockholders’ equity	$704,046	$702,839

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Net revenues	$128,671	$113,998	$247,068	$217,095
Cost of sales:
Cost of goods sold	48,099	41,443	92,351	81,244
Amortization of core and developed technology intangible assets	5,149	9,621	13,723	16,020

Cost of sales	53,248	51,064	106,074	97,264

Gross profit	75,423	62,934	140,994	119,831

Operating expenses:
Engineering and development	37,671	41,668	80,946	79,932
Selling and marketing	15,260	14,226	29,877	26,935
General and administrative	9,123	13,663	20,988	31,282
Amortization of other intangible assets	1,602	3,465	3,364	5,809

Total operating expenses	63,656	73,022	135,175	143,958

Operating income (loss)	11,767	(10,088)	5,819	(24,127)

Non-operating income (expense), net:
Interest income	32	21	55	42
Interest expense	(2)	(10)	(4)	(385)
Other (expense) income, net	141	(45)	542	(198)

Total non-operating income (expense), net	171	(34)	593	(541)

Income (loss) before income taxes	11,938	(10,122)	6,412	(24,668)
Income tax provision (benefit)	(3,056)	30,854	(1,423)	24,932

Net income (loss)	$14,994	$(40,976)	$7,835	$(49,600)

Net income (loss) per share:
Basic	$0.17	$(0.47)	$0.09	$(0.59)

Diluted	$0.17	$(0.47)	$0.09	$(0.59)

Number of shares used in per share computations:
Basic	85,906	86,565	86,384	84,485

Diluted	87,816	86,565	88,323	84,485

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended
	January 1, 2012	December 26, 2010
Cash flows from operating activities:
Net income (loss)	$7,835	$(49,600)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	9,177	10,625
Share-based compensation expense	12,579	23,956
Amortization of intangible assets	17,087	21,829
Provision for losses on accounts receivable	61	10
Accrued interest income, net	213	23
Loss on disposal of property and equipment	190	194
Deferred income taxes	1,681	(6,224)
Excess tax benefit from share-based compensation	(70)	(485)
Foreign currency adjustments	(1,348)	324
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(14,795)	(10,888)
Inventories	(2,162)	(2,110)
Prepaid expenses and other assets	(591)	3,621
Accounts payable, accrued liabilities, and other liabilities	9,176	(3,089)
Accrued taxes	—	1,190
Income taxes payable and prepaid income taxes	(902)	27,636

Net cash provided by operating activities	38,131	17,012

Cash flows from investing activities:
Net proceeds from sale of property and equipment	38	99
Purchases of property and equipment	(6,086)	(8,999)
Purchases of intangible assets	—	(4,000)
Payments for the purchase of ServerEngines Corporation, net of cash acquired	—	(53,068)
Investment in and loans to privately-held companies	—	(1,000)
Cash received from escrow for prior business acquisition	—	1,000
Purchases of investments	(18,030)	(36,528)
Maturities of investments	10,653	72,691

Net cash used in investing activities	(13,425)	(29,805)

Cash flows from financing activities:
Repurchase of common stock	(20,058)	(40,082)
Tax withholding payments reimbursed by common stock	(3,152)	(4,231)
Repayment of debt to the Founders of ServerEngines Corporation	—	(26,897)
Proceeds from issuance of common stock under stock plans	168	3,384
Excess tax benefit from share-based compensation expense	70	485

Net cash used in financing activities	(22,972)	(67,341)

Effect of exchange rates on cash and cash equivalents	(554)	111

Net increase (decrease) in cash and cash equivalents	1,180	(80,023)
Cash and cash equivalents at beginning of period	131,160	248,813

Cash and cash equivalents at end of period	$132,340	$168,790

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Basis of Presentation

In the opinion of the management of Emulex Corporation (Emulex or the Company), the accompanying unaudited condensed consolidated financial statements contain adjustments which are normal recurring accruals necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows. Interim results for the three months and six months ended January 1, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending July 1, 2012. The accompanying condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2011. The preparation of the condensed consolidated financial statements requires the use of estimates, and actual results could differ materially from management’s estimates.

The Company has a 52 or 53 week fiscal year that ends on the Sunday nearest to June 30. Accordingly, every fifth or sixth fiscal year will be a 53-week fiscal year. Fiscal year 2012 is a 52-week fiscal year. The last 53 week fiscal year was fiscal 2011.

Certain reclassifications have been made to prior year amounts to conform to current year’s presentation.

Consolidation of Facilities

During fiscal 2011, the Company commenced the consolidation of certain leased facilities in Colorado and Washington. The consolidation of facilities was completed during the first quarter of fiscal 2012. Total charges related to the facility consolidation and related workforce reductions were approximately $4.1 million, of which $1.0 million was recorded in fiscal 2012 and $3.1 million was recorded in fiscal 2011. The charges consisted primarily of salaries and benefits based on continuous employment of affected employees through the facility closure dates. In fiscal 2012, the charges were comprised of salaries and benefits expense of approximately $0.4 million, acceleration of rent expense of approximately $0.5 million, and other costs of approximately $0.1 million. In fiscal 2011, the charges were comprised of salaries and benefits expense of approximately $2.6 million, acceleration of fixed assets depreciation expense of approximately $0.3 million, and other costs of approximately $0.2 million.

Supplemental Cash Flow Information

	Six Months Ended
	January 1, 2012	December 26, 2010
	(in thousands)
Cash paid during the period for:
Interest	$3	$13
Income taxes	$1,724	$2,444
Non-cash activities:
Purchases of property and equipment not paid, net	$936	$3,778
Settlement of other assets in conjunction with business acquisition	$—	$24,466	(1)

(1)	Related to the ServerEngines acquisition. See Note 2.

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

In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. An entity also has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The Company elected to early adopt this guidance during the first fiscal quarter ended October 2, 2011. There was no financial statement impact as a result of the Company’s early adoption of this guidance in the interim period ended October 2, 2011. The Company will continue to perform its annual impairment test during the fourth fiscal quarter.

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

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity can elect to present items of net income and other comprehensive income in one continuous statement (referred to as the statement of comprehensive income) or in two separate, but consecutive, statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts (i.e., net income and other comprehensive income), would need to be displayed under either alternative. The statement(s) would need to be presented with equal prominence as the other primary financial statements. The amendments are to be applied retrospectively. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers only those changes in ASU 2011-05 that related to the presentation of reclassification adjustments. The amendments in ASU 2011-12 supersede only those paragraphs that pertain to how and where reclassification adjustments are presented. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. For public entities, these amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently assessing the impact of the disclosure guidance effective in fiscal 2013 but does not expect any financial impact of adopting this guidance.

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

The contingent consideration was related to 4.0 million shares that are issuable upon achievement of two post-closing milestones. Approximately 2.5 million shares are tied to the employment of certain recipients, and were therefore accounted for as stock-based compensation over the service period. The Company recognized approximately $1.4 million and $3.3 million of stock based compensation related to these 2.5 million shares during the three months ended January 1, 2012 and December 26, 2011, respectively. The Company recognized approximately $2.7 million and $13.8 million of stock based compensation related to these 2.5 million shares during the six months ended January 1, 2012 and December 26, 2011, respectively. The first post-closing milestone was met during the quarter ended December 26, 2010 in fiscal 2011.

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

Level 1 — Quoted prices in active markets for identical assets or liabilities;

Level 2 —	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Financial instruments measured at fair value on a recurring basis as of January 1, 2012 and July 3, 2011 are as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
January 1, 2012
Cash and cash equivalents	$132,340	$—	$—	$132,340
Term deposits	4,920	—	—	4,920
U.S. government securities	50,351	—	—	50,351
U.S. government sponsored entity securities	3,398	—	—	3,398
Corporate bonds	714	—	—	714

	$191,723	$—	$—	$191,723

July 3, 2011
Cash and cash equivalents	$131,160	$—	$—	$131,160
Term deposits	2,989	—	—	2,989
U.S. government securities	42,928	—	—	42,928
U.S. government sponsored entity securities	4,678	—	—	4,678
Corporate bonds	1,588	—	—	1,588

	$183,343	$—	$—	$183,343

4. Investments

The Company’s portfolio of held-to-maturity investments consists of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
January 1, 2012
Term deposits	$4,920	$—	$—	$4,920
U.S. government securities	50,321	30	—	50,351
U.S. government sponsored entity securities	3,399	—	(1)	3,398
Corporate bonds	714	—	—	714

	$59,354	$30	$(1)	$59,383

July 3, 2011
Term deposits	$2,989	$—	$—	$2,989
U.S. government securities	42,934	—	(6)	42,928
U.S. government sponsored entity securities	4,680	—	(2)	4,678
Corporate bonds	1,587	1	—	1,588

	$52,190	$1	$(8)	$52,183

Investments at January 1, 2012 and July 3, 2011 were classified as shown below:

	January 1, 2012	July 3, 2011
	(in thousands)
Short-term investments (maturities within one year)	$59,354	$37,025
Long-term investments (maturities longer than one year)	—	15,165

	$59,354	$52,190

5. Inventories

Inventories are summarized as follows:

	January 1, 2012	July 3, 2011
	(in thousands)
Raw materials	$6,850	$6,352
Finished goods	15,820	14,156

	$22,670	$20,508

6. Goodwill and Intangible Assets, net

Goodwill relates to the purchase of Sierra Logic, Inc. in fiscal 2007, the purchase of a privately-held storage networking company in fiscal 2010 and the purchase of ServerEngines Corporation in fiscal 2011. There was no activity in goodwill during the six months ended January 1, 2012.

Intangible assets, net, are as follows (in thousands):

	January 1, 2012			July 3, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Core technology and patents	$77,345	$(63,572)	$13,773	$77,345	$(61,052)	$16,293
Developed technology	198,100	(95,838)	102,262	198,100	(82,116)	115,984
Customer relationships	5,100	(4,467)	633	5,100	(3,831)	1,269
Tradename	6,339	(4,865)	1,474	6,339	(4,781)	1,558
Backlog	—	—	—	1,660	(1,660)	—
Other	707	(334)	373	707	(209)	498

	$287,591	$(169,076)	$118,515	$289,251	$(153,649)	$135,602

The intangible assets subject to amortization are being amortized on a straight-line basis over original lives ranging from approximately two to ten years. Aggregate amortization expense for intangible assets for the three months ended January 1, 2012 and December 26, 2010, was approximately $6.8 million and $13.1 million, respectively. Aggregated amortization expense for intangible assets for the six months ended January 1, 2012 and December 26, 2010, was approximately $17.1 million and $21.8 million, respectively.

Amortization expense of approximately $5.1 million and $9.6 million related to core and developed technology is included in cost of sales in the accompanying condensed consolidated statements of operations for the three months ended January 1, 2012 and December 26, 2010, respectively. Amortization expense of approximately $13.7 million and $16.0 million related to core and developed technology is included in cost of sales in the accompanying condensed consolidated statements of operations for the six months ended January 1, 2012 and December 26, 2010, respectively.

The following table presents the estimated future aggregated amortization expense of intangible assets as of January 1, 2012 (in thousands):

2012 (remaining 6 months)	$13,502
2013	26,140
2014	25,835
2015	21,835
2016	20,902
Thereafter	10,301

$118,515

7. Accrued Liabilities

Components of accrued liabilities are as follows:

	January 1, 2012	July 3, 2011
	(in thousands)
Payroll and related costs	$19,796	$21,327
Warranty liability	2,683	2,166
Accrued rebates	11,678	10,546
Other	8,264	8,160

	$42,421	$42,199

The Company provides a warranty of between one to five years on its products. The Company records a provision for estimated warranty related costs at the time of sale based on historical product return rates and the Company’s estimates of expected future costs of fulfilling its warranty obligations. Changes to the warranty liability during six months ended January 1, 2012 were:

(in thousands)
Balance at beginning of period	$2,166
Accrual for warranties issued	1,315
Changes to pre-existing warranties (including changes in estimates)	171
Settlements made (in cash or in kind)	(969)

Balance at end of period	$2,683

8. Commitments and Contingencies

Litigation

On September 14, 2009, Broadcom Corporation (Broadcom) filed a patent infringement lawsuit against the Company in the United States District Court in the Central District of California. The original complaint alleged infringement by the Company of ten Broadcom patents covering certain data and storage networking technologies. On January 11, 2010, the Court set a trial date of September 20, 2011. On February 23, 2010, Broadcom filed a first amended complaint adding allegations of infringement for one additional Broadcom patent. The first amended complaint sought unspecified damages and injunctive relief. On March 25, 2010, the Company filed its answer and affirmative defenses to the first amended complaint alleging that it believed that the Broadcom patents at issue were invalid or not infringed, or both. In addition, the Company asserted counterclaims for declaratory judgment of invalidity and non-infringement against each of the Broadcom patents at issue, and sought award of attorneys’ fees, costs, and expenses.

On May 26, 2010, Broadcom filed a separate patent infringement lawsuit against the Company in the United States District Court in the Central District of California. The 2010 lawsuit alleged infringement of a Broadcom patent covering certain data and storage networking technologies by certain Emulex products. Broadcom sought a judgment for damages, injunctive relief, and an award of attorneys’ fees and costs.

On June 30, 2010, the Court consolidated the 2009 and 2010 patent cases into a single case. On October 14, 2010, the Court issued an order on the parties’ joint stipulation dismissing three patents from the case. On November 1, 2010, the Court issued an order allowing Broadcom to make infringement assertions against additional Emulex products. In a Court ruling dated December 17, 2010, the Court provided interpretations of certain terms contained in the claims of the patents being asserted by Broadcom. In February and May 2011, the Court issued separate orders on the parties’ joint stipulations collectively dismissing two patents from the case (leaving seven patents in the case). The Court heard the parties’ respective motions for summary judgment and subsequently issued a ruling on August 3, 2011 barring Broadcom’s claim for infringement on one patent, leaving six patents in the case. On August 25, 2011, the Company met with a mediator and representatives of Broadcom concerning potential settlement of the case. On September 2, 2011, the parties submitted a joint summary of the mediation proceedings, in which they stated that the mediation proceedings continued for a full day, that the parties were unable to reach a settlement agreement, and that although both parties remained available for further discussions, the parties did not believe that further settlement discussions prior to the September 20, 2011 trial would be likely to lead to agreement.

After a nearly three week trial that ended October 6, 2011, the jury reached a partial verdict involving two out of the six patents. The Court determined that one of the patents (US Patent 7,058,150) had been infringed by Emulex (in particular, by the Emulex BE2, BE3, XE201, and SOC 442 products), and the jury rendered an advisory verdict to the Court that it is not invalid, and awarded approximately $0.4 million (actual amount in dollars $387,922) in damages with respect to that patent. The jury reached a unanimous verdict of non-infringement on another patent relating to Emulex Fibre Channel switch products. A mistrial was declared concerning the remaining four patents for which no unanimous verdict was reached. On December 15, 2011, the Court issued judgments as a matter of law (JMOL) that the two patents, on which the jury had rendered advisory verdicts, were not invalid. The Court also issued, on December 16, 2011, a JMOL that one of the patents (US Patent 7,471,691) had been infringed by Emulex (in particular by the Emulex InSpeed® SOC 320, SOC 422, SOC 442, and Sequoia [containing SOC 442] products). The US Patent 7,058,150, particularly Claim 8 considered at the trial, pertains to the use of multiple lanes of phase interpolators, and the products involve clock and data recovery (CDR) circuits in SerDes modules on an application specific integrated circuit (ASIC). The US Patent 7,471,691, particularly Claim 7 considered at the trial, pertains to fibre channel arbitrated loop switch crossbars and scoreboards, and the products involve specialized ASICs used in storage arrays and pass-through modules. On January 6, 2012, Broadcom filed with the Court a Motion for Issuance of Permanent Injunction and proposed Permanent Injunction. The proposed Permanent Injunction relates to the two patents and the products mentioned above, and devices not colorably different therefrom. The deadline for the Company to file its opposition to the Broadcom motion is January 30, 2012; and the hearing date scheduled for that motion is March 2, 2012.

While the Company has contractual commitments from its suppliers concerning the defense and indemnification of certain Broadcom claims relating to certain technology provided by such suppliers, it cannot be certain that such defense and indemnification obligations will be promptly honored by such suppliers. This lawsuit continues to present risks that could have a material adverse effect on the Company’s business, financial condition, or results of operations, including loss of patent rights, monetary damages, and injunction against the sale of accused products. The Company continues to present a vigorous post-trial defense against this lawsuit, including a potential appeal of the JMOL rulings which found that the ‘150 and ‘691 patents were infringed by the Company. The Company accrued the approximately $0.4 million of damages liability relating to the ‘150 patent during its quarter ended October 2, 2011 as a result of the jury’s determination rendered on October 12, 2011 that the Company is to pay such damages to Broadcom, but is unable to determine whether any further loss will occur or to estimate the range of such further loss. Therefore, no further loss has been accrued.

See “Third party claims of intellectual property infringement could adversely affect our business” and “We are dependent on sole source and limited source third party suppliers and EMS providers for our products” in Item 1A—Risk Factors of this Form 10-Q for a description of certain risks relating to the Company’s litigation with Broadcom.

On November 9, 2009, the Company filed a lawsuit against Broadcom alleging that Broadcom had acted in an anticompetitive manner in violation of federal antitrust laws, as well as made defamatory statements and engaged in acts of unfair competition. The complaint seeks actual and punitive damages, attorneys’ fees and costs, and injunctive relief against Broadcom. On January 4, 2010, the Company filed an amended complaint. The amended complaint alleges that Broadcom has acted in an anticompetitive manner in violation of federal antitrust laws and made defamatory statements. The amended complaint seeks actual and punitive damages, attorneys’ fees and costs, and injunctive relief. On June 7, 2010, the Court denied Broadcom’s motion to dismiss the Company’s first amended complaint and to strike the Company’s defamation claim.

On November 15, 2001, prior to the Company’s acquisition of Vixel Corporation, a securities class action lawsuit was filed in the United States District Court in the Southern District of New York as Case No. 01 CIV. 10053 (SAS), Master File No. 21 MC92 (SAS) against Vixel and two of its officers and directors (one of which is James M. McCluney, the Company’s current Chief Executive Officer) and certain underwriters who participated in the Vixel initial public offering in late 1999. The amended complaint alleged violations under Section 10(b) of the Exchange Act and Section 11 of the Securities Act and sought unspecified damages on behalf of persons who purchased Vixel stock during the period October 1, 1999 through December 6, 2000. On April 2, 2009, the parties signed a Stipulation and Agreement of Settlement (the 2009 Settlement) to the District Court for preliminary approval. The District Court granted the plaintiffs’ motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement “fairness” hearing was held on September 10, 2009. On October 6, 2009, the District Court entered an opinion granting final approval to the settlement and directing that the Clerk of the District Court close these actions. The 2009 Settlement provides for Emulex to pay zero and for insurers to pay the entire settlement amount of $586 million for all defendants. Notices of appeal of the opinion granting final approval were originally filed by six groups of appellants. On January 10, 2012, the last remaining appellant dismissed his appeal, permitting the 2009 Settlement to close and conclude this litigation.

In addition to the ongoing litigation discussed above, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of the open matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Other Commitments and Contingencies

The Company has recorded approximately $33.8 million of liabilities associated with uncertain tax positions as of January 1, 2012 for which a reasonably reliable estimate of the period of payment cannot be made.

The Company has entered into various agreements for professional services, joint-development, non-recurring engineering, and purchases of inventory. As of January 1, 2012, the Company’s obligation associated with such agreements was approximately $85.0 million.

In addition, the Company provides limited indemnification in selected circumstances within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringement of certain intellectual property, and in some limited cases against bodily injury or damage to real or tangible personal property caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. As of January 1, 2012, the Company has not incurred any significant costs related to indemnification of its customers.

9. Treasury Stock

In early August 2008, the Company’s Board of Directors authorized a plan to repurchase up to $100.0 million of its outstanding common stock. In April 2009, upon receipt of an unsolicited acquisition proposal and related tender offer of Broadcom Corporation to acquire the Company, the Company’s Board of Directors elected to temporarily suspend any activity under the share repurchase plan. In light of Broadcom allowing its tender offer to expire on July 14, 2009, Emulex’s Board of Directors elected to reactivate the $100.0 million share repurchase plan effective July 15, 2009. As of January 1, 2012, the Company has repurchased approximately 9.0 million shares of its common stock for an aggregate purchase price of approximately $78.4 million at an average purchase price of $8.67 per share under this plan. Approximately 2.9 million shares for an aggregate purchase price of approximately $20.1 million at an average purchase price of $6.83 per share were purchased during the six months ended January 1, 2012. Approximately $21.6 million is available under this program after these repurchases. The Company may repurchase additional shares from time-to-time in open market purchases or privately negotiated transactions. It is expected that any future share repurchases will be financed by available cash balances and cash from operations. The Company’s Board of Directors has not set an expiration date for the plan.

10. Stock-Based Compensation

The assumptions utilized to compute the fair value of stock option grants under the 2005 Equity Incentive Plan (Equity Incentive Plan) and the 1997 Stock Award Plan for Non-Employee Directors (Director Plan) for the three and six months ended January 1, 2012 and December 26, 2010 were:

	Three Months Ended		Six Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Expected volatility	45% – 47%	39% – 42%	45% – 47%	39% – 45%
Weighted average expected volatility	46%	40%	46%	43%
Expected dividends	—	—	—	—
Expected term (in years)	3.57 – 5.57	3.34 – 5.34	3.57 – 5.57	3.34 – 5.34
Weighted average expected term (in years)	4.41	4.18	4.41	4.16
Risk-free rate	0.67% – 1.22%	0.92% – 1.80%	0.67% – 1.22%	0.69% – 1.80%

The assumptions utilized to compute the fair value of the compensatory element related to the shares to be purchased under the Emulex Corporation Employee Stock Purchase Plan (Purchase Plan) for the three and six months ended January 1, 2012 and December 26, 2010 were:

	Three Months Ended		Six Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Expected volatility	45%	37%	45%	37%
Expected dividends	—	—	—	—
Expected term (in years)	0.49	0.49	0.49	0.49
Risk-free rate	0.06%	0.18%	0.06%	0.18%

A summary of stock-based compensation expense, by functional line item in the condensed consolidated statements of operations is as follows:

	Three Months Ended January 1, 2012	Three Months Ended December 26, 2010	Six Months Ended January 1, 2012	Six Months Ended December 26, 2010
	(in thousands)
Cost of revenues	$315	$449	$767	$895
Engineering	2,449	3,429	5,284	9,517
Sales and marketing	850	1,186	1,936	2,251
General and administrative	2,525	3,590	4,592	11,293

	$6,139	$8,654	$12,579	$23,956

A summary of stock option activity for the six months ended January 1, 2012 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Options outstanding at July 3, 2011	7,099,171	$16.30	2.82	$1.5
Options granted	189,000	$7.68
Options exercised	(31,396)	$5.26
Options expired	(1,344,239)	$20.09
Options forfeited	(18,883)	$8.16

Options outstanding at January 1, 2012	5,893,653	$15.25	2.69	$0.8

A summary of unvested stock awards activity for the six months ended January 1, 2012 is as follows:

	Number of Awards	Weighted Average Grant Date Fair Value
Awards outstanding and unvested at July 3, 2011	3,615,080	$10.17
Awards granted	1,355,596	$7.11
Awards vested	(1,222,123)	$9.82
Awards forfeited	(132,839)	$9.98

Awards outstanding and unvested at January 1, 2012	3,615,714	$9.15

As of January 1, 2012, there was approximately $22.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. Such cost is expected to be recognized over a weighted-average period of approximately 1.2 years.

At Emulex’s Annual Shareholders Meeting on November 29, 2011, the shareholders approved an increase in the number of shares authorized under the Purchase Plan by 1.5 million shares. As of January 1, 2012, including the shares newly authorized, the Company anticipates that the number of shares authorized under the Equity Incentive Plan, the Director Plan, the Purchase Plan, and nine other stock-based plans, which are closed for future grants but have options outstanding, are sufficient to cover future stock option exercises, restricted stock awards, and shares that will be purchased under the Purchase Plan during the next six month option period from November 1, 2011 to April 30, 2012.

11.Income Taxes

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

Realization of deferred tax assets is principally dependent upon the achievement of future taxable income, the estimation of which requires significant management judgment. Assumptions regarding future profitability may change due to many factors, including future market conditions and the Company’s ability to successfully execute its business plans and/or tax planning strategies. These changes, if any, may require material adjustments to these deferred tax asset balances. Due to uncertainties surrounding the realization of the Company’s cumulative federal and state capital loss carryforwards, Massachusetts research credit carryforwards, California research credit carryforwards and other California deferred tax assets, the Company previously recorded a full valuation allowance against the portion of its gross deferred tax assets relating to such items. On a quarterly basis, the Company reassesses the need for these valuation allowances based on operating results and its assessment of the likelihood of future taxable income and developments in the relevant tax jurisdictions. The Company continues to maintain a valuation allowance against these deferred tax assets as of January 1, 2012 since the Company believes it is more likely than not that such deferred tax assets will not be realized.

As of January 1, 2012, the liability for income taxes associated with uncertain tax positions was $33.8 million for which a reasonably reliable estimate for the period of payment cannot be made. If the potential benefit from such uncertain tax positions were fully recognized in the Company’s tax provision, approximately $31.2 million of such liability would reduce the Company’s effective tax rate. The Company does not expect that the liability for its unrecognized tax positions will change significantly within the next 12 months.

The Company’s federal income tax returns for fiscal years 2008 to 2011 and California income tax returns for fiscal years 2007 to 2011 are subject to audit as the statute of limitations has not yet expired. The Company’s federal income tax return for fiscal years 2008 and 2009 are currently under examination by the Internal Revenue Service (IRS). Additionally, the IRS is examining an amended return filed for fiscal year 2007. The Company is also currently under audit by various state and international taxing authorities. While the Company strives to resolve open matters with each tax authority at the examination level, it may decide to challenge any assessments that may be made, and may exercise its right to appeal. The Company has accrued for what it believes are adequate amounts of tax and related interest, if any, that may result from these examinations. Such accruals are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues, and issuance of new legislation, regulations or case law. If the ultimate resolution of these audits are substantially different from Management’s estimate of any potential associated liabilities, the resulting audit adjustments could have a material adverse effect on the Company’s tax provision, net income and cash flows.

12. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
	(in thousands, except per share data)		(in thousands, except per share data)
Numerator — Net income (loss)	$14,994	$(40,976)	$7,835	$(49,600)
Less: Undistributed earnings allocated to participating securities	(7)	—	(8)	—

Undistributed earnings allocated to common shareholders for basic net income (loss) per share	$14,987	$(40,976)	$7,827	$(49,600)

Undistributed earnings allocated to common shareholders for diluted net income (loss) per share	$14,987	$(40,976)	$7,827	$(49,600)

Denominator:
Denominator for basic net income (loss) per share — weighted average shares outstanding	85,906	86,565	86,384	84,485
Dilutive options outstanding, unvested stock units and ESPP	1,910	—	1,939	—

Denominator for diluted net income (loss) per share — adjusted weighted average shares outstanding	87,816	86,565	88,323	84,485

Basic net income (loss) per share	$0.17	$(0.47)	$0.09	$(0.59)

Diluted net income (loss) per share	$0.17	$(0.47)	$0.09	$(0.59)

Antidilutive options and unvested stock excluded from the computations	5,814	8,779	6,138	9,172

Average market price of common stock	$7.44	$11.18	$7.47	$10.32

The antidilutive stock options and unvested stock were excluded from the computation of diluted net income (loss) per share due to the assumed proceeds from the award’s exercise or vesting being greater than the average market price of the common shares or due to the Company incurring a net loss for the periods presented.

13. Comprehensive Income (Loss)

Components of comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
	January1, 2012	December 26, 2010	January1, 2012	December 26, 2010
	(in thousands)		(in thousands)
Net income (loss)	$14,994	$(40,976)	$7,835	$(49,600)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income taxes	(472)	(91)	(1,208)	131

	$14,522	$(41,067)	$6,627	$(49,469)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Emulex designs and markets high speed enterprise-class products that are used to connect servers and storage arrays. The world’s leading server and storage Original Equipment Manufacturers (OEM’s) depend on our broad range of products to help build high performance, highly reliable, and scalable Fibre Channel Storage Area Networks (SAN) and Ethernet Converged Networking solutions.

Our Company operates within a single business segment that has two market focused product lines. Beginning the first quarter of fiscal 2012, these primary product lines are Network Connectivity Products (NCP) and Storage Connectivity Products (SCP). We believe this new product line reporting is more consistent with how third party analysts view our addressable markets, and will provide a more transparent view of our business. Customers in the NCP market use our industry standard Fibre Channel and Ethernet solutions to provide server Input/Output (I/O) and target storage array connectivity to create networks for mission critical enterprise and cloud data centers. These products enable servers to reliably and efficiently connect to Local Area Networks (LANs), SANs, and Network Attached Storage (NAS) by offloading data communication processing tasks from the server as information is delivered and sent to the network. Our products use industry standard protocols including Fibre Channel Protocol (FCP), Internet Protocol (IP), Transmission Control Protocol (TCP)/IP, Internet Small Computer System Interface (iSCSI), NAS, and Fibre Channel over Ethernet (FCoE).

Our Ethernet products include Universal Local Area Network on Motherboard application specific integrated circuits (ULOMs), OneConnect Universal Converged Network Adapters (UCNAs), and custom form factor solutions for OEM blade servers that enable high performance, scalable networks and convergence. Our Fibre Channel based products include Fibre Channel application specific integrated circuits (ASICs), LightPulse® Host Bus Adaptors (HBAs), and custom form factor solutions for OEM blade servers.

SCP includes our InSpeed®, FibreSpy®, switch-on-a-chip (SOC) or backend connectivity, bridge, and router products. SCP are deployed inside storage arrays, tape libraries, and other storage appliances, connect storage controllers to storage capacity, delivering improved performance, reliability, and connectivity. Our products use industry standard protocols including Fibre Channel, Serial Attached Small Computer Interface (SAS), and Serial Advanced Technology Attachment (SATA).

Our Advanced Technology and Other Products (ATP) category primarily consists of Integrated Baseboard Management Controllers (iBMC), OneCommand® Vision products, certain legacy products and other products and services.

We rely almost exclusively on OEMs and sales through distribution channels for our revenue. Our significant OEM customers include the world’s leading server and storage providers, including Cisco Systems, Inc. (Cisco), Dell Inc. (Dell), EMC Corporation (EMC), Fujitsu Ltd. (Fujitsu), Groupe Bull (Bull), Hewlett-Packard Company (Hewlett-Packard), Hitachi Data Systems (HDS), Hitachi Limited (Hitachi), Huawei Technologies Company Ltd. (Huawei), Intel Corporation (Intel), International Business Machines Corporation (IBM), NEC Corporation (NEC), Network Appliance, Inc. (NetApp), Oracle Corporation (Oracle), Quantum Corporation (Quantum), Unisys Corporation (Unisys), and Xyratex Ltd. (Xyratex). Our significant distributors include Arrow ECS Denmark A/S (Arrow), ASI Computer Technologies, Inc. (ASI), Avnet, Inc. (Avnet), Digital China Technology Limited, Info X Distribution, LLC (Info X), Ingram Micro Inc. (Ingram Micro), Macnica Networks Corporation (Macnica), Netmarks Inc. (Netmarks), SYNNEX Corporation (SYNNEX), Tech Data Corporation (Tech Data), and Tokyo Electron Device Ltd. (TED). The market for networking infrastructure solutions is concentrated among large OEMs, and as such, a significant portion of our revenues are generated from sales to a limited number of customers.

As of January 1, 2012, we had a total of 984 employees.

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

Consolidation of Facilities

During fiscal 2011, we commenced the consolidation of certain leased facilities in Colorado and Washington. The consolidation of facilities was completed during the first quarter of fiscal 2012. Total charges related to the facility consolidation and related workforce reductions were approximately $4.1 million, of which $1.0 million was recorded in fiscal 2012 and $3.1 million was recorded in fiscal 2011. The charges consisted primarily of salaries and benefits based on continuous employment of affected employees through the facility closure dates. In fiscal 2012, the charges were comprised of salaries and benefits expense of approximately $0.4 million, acceleration of rent expense of approximately $0.5 million, and other costs of approximately $ 0.1 million. In fiscal 2011, the charges were comprised of salaries and benefits expense of approximately $2.6 million, acceleration of fixed assets depreciation expense of approximately $0.3 million, and other costs of approximately $0.2 million.

Business Combination

On August 25, 2010, we acquired 100% of the outstanding common shares of ServerEngines Corporation (ServerEngines), a privately-held, fabless semiconductor company located in Sunnyvale, California. The combination of Emulex and ServerEngines’ technology creates a unique offering to deliver I/O connectivity for converged networking solutions, including adapters, mezzanine cards and LAN on Motherboard (LOM) solutions. In addition, the acquisition adds the ServerEngines’ PilotTM family of Servers Management Controllers, which reside on the motherboard, enabling remote IP based “lights out” management capabilities.

Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements included elsewhere herein.

	Percentage of Net Revenues		Percentage of Net Revenues
	Three Months Ended		Six Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Net revenues	100%	100%	100%	100%
Cost of sales
Cost of goods sold	37	36	37	37
Amortization of core and developed technology intangible assets	4	9	6	8

Cost of sales	41	45	43	45

Gross profit	59	55	57	55

Operating expenses:
Engineering and development	29	37	33	37
Selling and marketing	12	12	12	12
General and administrative	7	12	8	14
Amortization of other intangible assets	1	3	2	3

Total operating expenses	49	64	55	66

Operating income (loss)	10	(9)	2	(11)

Non-operating income (expense), net:
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other expense, net	—	—	—	—

Total non-operating income (expense), net	—	—	—	—

Income (loss) before income taxes	10	(9)	2	(11)

Income tax (benefit) provision	(2)	27	(1)	12

Net income (loss)	12%	(36)%	3%	(23)%

Three months ended January 1, 2012, compared to three months ended December 26, 2010

Net Revenues. Net revenues for the second quarter of fiscal 2012 ended January 1, 2012, increased by approximately $14.7 million, or 13%, to approximately $128.7 million, compared to approximately $114.0 million for the same quarter of fiscal 2011 ended December 26, 2010.

Net Revenues by Product Line

Net revenues by product line were as follows:

	Net Revenues by Product Line
(in thousands)	Three Months Ended January 1, 2012	Percentage of Net Revenues	Three Months Ended December 26, 2010	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
Network Connectivity Products	$96,620	75%	$92,256	81%	$4,364	5%
Storage Connectivity Products	27,583	21%	16,691	15%	10,892	65%
Advanced Technology & Other Products	4,468	4%	5,051	4%	(583)	(12)%

Total net revenues	$128,671	100%	$113,998	100%	$14,673	13%

NCP primarily consists of standup HBAs, mezzanine cards, I/O ASICs, ULOMs, and UCNAs. For the three months ended January 1, 2012, our Fibre Channel based products accounted for greater than 71% of total NCP revenues, however, our Ethernet based products revenue grew by approximately 80% compared to the same period in the prior year primarily due to the strength in our 10Gb Ethernet products. The increase in our NCP revenue for the three months ended January 1, 2012 compared to the three months ended December 26, 2011 was primarily due to an increase in units shipped of approximately 5%, partially offset by a decrease in average selling price of approximately 1%.

SCP primarily consists of our InSpeed®, FibreSpy®, SOC or backend connectivity, and bridge and router products. For the three months ended January 1, 2012, our backend connectivity products revenue grew by approximately 71%. The increase in our SCP net revenue for the three months ended January 1, 2012 compared to the three months ended December 26, 2011 was primarily due to an increase in units shipped of approximately 75%, partially offset by a decrease in average selling price of approximately 5%.

ATP primarily consists of our iBMCs, which are products sold by ServerEngines prior to our acquisition on August 25, 2010, OneCommand® Vision software products, certain legacy products and other products and services. For the three months ended January 1, 2012, our iBMC based products accounted for essentially all of total ATP revenues. The increase in our iBMC based revenue for the three months ended January 1, 2012 was primarily due to an increase in units shipped of approximately 48%, partially offset by a decrease in average selling price of approximately 2%.

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

	Net Revenues by Major Customers
	Direct Revenues		Total Direct and Indirect Revenues (2)
	Three Months Ended January 1, 2012	Three Months Ended December 26, 2010	Three Months Ended January 1, 2012	Three Months Ended December 26, 2010
Net revenue percentage (1):
OEM:
Hewlett-Packard	22%	18%	25%	21%
IBM	37%	28%	41%	38%

(1)	Amounts less than 10% are not presented.
(2)	Customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.

Direct sales to our top five customers accounted for approximately 73% of total net revenues for the three months ended January 1, 2012, compared to approximately 68% for the three months ended December 26, 2010. Direct and indirect sales to our top five customers accounted for approximately 81% of total net revenues for both the three months ended January 1, 2012 and the three months ended December 26, 2010. Our net revenues from customers can be significantly impacted by changes to our customers’ business and their business models.

Net Revenues by Sales Channel

Net revenues by sales channel were as follows:

	Net Revenues by Sales Channel
(in thousands)	Three Months Ended January 1, 2012	Percentage of Net Revenues	Three Months Ended December 26, 2010	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
OEM	$117,925	92%	$100,554	88%	$17,371	17%
Distribution	10,733	8%	13,441	12%	(2,708)	(20)%
Other	13	—	3	—	10	333%

Total net revenues	$128,671	100%	$113,998	100%	$14,673	13%

The increase in OEM net revenues for the three months ended January 1, 2012 compared to the three months ended December 26, 2010 was primarily due to an increase of approximately 69% in SCP revenues generated through our OEMs. The decrease in distribution net revenues for the three months ended January 1, 2012 compared to the three months ended December 26, 2010 was primarily due to a decrease of approximately 17% in NCP net revenues generated through distribution partners. We believe that our net revenues are being generated primarily as a result of product certifications and qualifications with our OEM customers, which take products directly and indirectly through distribution and contract manufacturers. We view product certifications and qualifications as an important indicator of our future revenue opportunities and growth. However, product certifications and qualifications do not necessarily ensure continued market acceptance of our products by our OEM customers. It is also very difficult to determine the future impact, if any, of product certifications and qualifications on our revenues.

Net Revenues by Geographic Territory

Our net revenues by geographic territory based on billed-to location were as follows:

	Net Revenues by Geographic Territory
(in thousands)	Three Months Ended January 1, 2011	Percentage of Net Revenues	Three Months Ended December 26, 2010	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
Asia Pacific	$80,391	63%	$58,052	51%	$22,339	38%
United States	31,394	24%	31,903	28%	(509)	(2)%
Europe, Middle East, and Africa	16,473	13%	21,965	19%	(5,492)	(25)%
Rest of the world	413	—	2,078	2%	(1,665)	(80)%

Total net revenues	$128,671	100%	$113,998	100%	$14,673	13%

We believe the increase in Asia Pacific net revenues and decrease in Europe, Middle East, and Africa (EMEA) and rest of the world net revenues as a percentage of total net revenues for the three months ended January 1, 2012 compared to the three months ended December 26, 2010 was primarily due to our OEM customers continuing to migrate towards using contract manufacturers that are predominately located in Asia Pacific. However, as we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues based on billed-to location may not be reflective of the geographic mix of end-user demand or installations.

Gross Profit. Gross profit consists of net revenues less cost of sales. Our gross profit was as follows (in thousands):

Gross Profit
Three Months Ended January 1, 2012	Percentage of Net Revenues	Three Months Ended December 26, 2010	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$75,423	59%	$62,934	55%	$12,489	4%

Cost of sales includes the cost of producing, supporting, and managing our supply of finished products. Cost of sales also included approximately $5.1 million and $9.6 million of amortization of technology intangible assets for the three months ended January 1, 2012 and December 26, 2010, respectively. Approximately $0.3 million and $0.4 million of share-based compensation expense was included in cost of sales for the three months ended January 1,

2012 and December 26, 2010, respectively. Gross margin percentage was favorably impacted due to higher volume and product mix which was partially offset by approximately $2.1 million of additional expedite and freight charges in connection with our activities to mitigate the impact of the recent floods in Thailand at one of our contract manufacturers. We do not expect to incur any significant costs related to such flood mitigation activities for the remainder of the fiscal year. In addition, although gross margin improved in the current three months ended January 1, 2012, we expect the trend toward increased sales of lower margin products to continue in the future.

Engineering and Development. Engineering and development expenses consist primarily of salaries and related expenses for personnel engaged in the design, development, and support of our products. These expenses also include third-party fees paid to consultants, prototype development expenses, and computer service costs related to supporting computer tools used in the design process. Engineering and development expenses were as follows (in thousands):

Engineering and Development
Three Months Ended January 1, 2012	Percentage of Net Revenues	Three Months Ended December 26, 2010	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$37,671	29%	$41,668	37%	$(3,997)	(8)%

Engineering and development expenses for the three months ended January 1, 2012 compared to the three months ended December 26, 2010 decreased approximately $4.0 million, or 10%. Approximately $2.4 million and $3.4 million of share-based compensation expense were included in engineering and development costs for the three months ended January 1, 2012 and December 26, 2010, respectively, with approximately $0.5 million and $1.2 million being related to the ServerEngines acquisition for the three months ended January 1, 2012 and December 26, 2010, respectively. Engineering and development headcount increased to 629 at January 1, 2012, from 616 at December 26, 2010. The increase in headcount resulted in a net increase in salary expense which was more than fully offset by lower fringe related expenses compared to the same period in fiscal 2011. The reduction in engineering and development expenses during the three months ended January 1, 2012 was also due to a decrease in nonrecurring engineering, prototypes, and related costs associated with new product development of approximately $1.7 million, lower depreciation expense of approximately $0.6 million, and a decrease in facilities expense due to the consolidation of certain leased facilities in Colorado and Washington of approximately $0.5 million. We plan to continue to invest in engineering and development costs even though it decreased in the current three month period.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, and related expenses for personnel engaged in the marketing and sales of our products, as well as trade shows, product literature, promotional support costs, and other advertising related costs. Sales and marketing expenses were as follows (in thousands):

Selling and Marketing
Three Months Ended January 1, 2012	Percentage of Net Revenues	Three Months Ended December 26, 2010	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$15,260	12%	$14,226	12%	$1,034	—

Selling and marketing expenses for the three months ended January 1, 2012 compared to the three months ended December 26, 2010 increased approximately $1.0 million, or 7%. Approximately $0.9 million and $1.2 million of share-based compensation expense were included in selling and marketing costs for the three months ended January 1, 2012 and December 26, 2010, respectively. Selling and marketing headcount increased to 150 at January 1, 2012 from 135 at December 26, 2010. The increase in headcount resulted in a net increase of approximately $0.4 million in salary and related expenses as compared to the same period in fiscal 2011. The remaining increase in selling and marketing expenses during the three months ended January 1, 2012 was primarily due to an increase in marketing and advertising costs of approximately $0.7 million, an increase in performance based compensation of approximately $0.2 million, and an increase in outside services costs of approximately $0.2 million. We will continue to closely manage and target advertising, market promotions, and brand awareness expenses for our new and existing products in an effort to provide overall revenue growth.

General and Administrative. Ongoing general and administrative expenses consist primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees, and other corporate expenses. General and administrative expenses were as follows (in thousands):

General and Administrative
Three Months Ended January 1, 2012	Percentage of Net Revenues	Three Months Ended December 26, 2010	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$9,123	7%	$13,663	12%	$(4,540)	(5)%

General and administrative expenses for the three months ended January 1, 2012 compared to the three months ended December 26, 2010 decreased approximately $4.5 million, or 33%. Approximately $2.5 million and $3.6 million of share-based compensation expense were included in general and administrative costs for the three months ended January 1, 2012 and December 26, 2010, respectively, with approximately $0.8 million and $2.0 million being related to the ServerEngines acquisition for the three months ended January 1, 2012 and December 26, 2010, respectively. General and administrative headcount decreased slightly to 139 at January 1, 2012 from 140 at December 26, 2010. Although headcount decreased slightly as of the end of the current three month period ended January 1, 2012, salary and related expenses increased approximately $0.3 million due to the higher headcount for most of the current three month period compared to the same period in fiscal 2011. The remaining change was primarily due to a decrease in litigation costs of approximately $2.5 million, which included reimbursements received from our suppliers related to the Broadcom litigation of approximately $1.1 million, and the non-recurrence of acquisition related costs that were incurred in the same period in fiscal 2011 for the acquisition of ServerEngines of approximately $0.9 million.

Amortization of Other Intangible Assets. Amortization of other intangible assets consists of amortization of intangible assets such as patents, customer relationships, tradenames with estimable lives, covenants not to compete, and backlog. Amortization expense was as follows (in thousands):

Amortization of Other Intangible Assets
Three Months Ended January 1, 2012	Percentage of Net Revenues	Three Months Ended December 26, 2010	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$1,602	1%	$3,465	3%	$(1,863)	(2)%

Amortization of other intangible assets for the three months ended January 1, 2012 compared to the three months ended December 26, 2010 decreased by approximately $1.9 million, or 54%. The decrease was primarily due to certain intangible assets being fully amortized in the prior period.

Non-operating Income (Expense), net. Non-operating income (expense), net, consists primarily of interest income, interest expense, and other non-operating income and expense items. Our non-operating income (expense), net, was as follows (in thousands):

Non-operating Income (Expense), net
Three Months Ended January 1, 2012	Percentage of Net Revenues	Three Months Ended December 26, 2010	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$171	—%	$(34)	—%	$205	—

Our non-operating income (expense), net, for the three months ended January 1, 2012 compared to the three months ended December 26, 2012 increased approximately $0.2 million, or 602%. The net increase was primarily due to foreign exchange gains of approximately $0.1 million.

Income Taxes. Income taxes were as follows (in thousands):

Income Taxes
Three Months Ended January 1, 2012	Percentage of Net Revenues	Three Months Ended December 26, 2010	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$(3,056)	(2)%	$30,854	27%	$(33,910)	(29)%

Income taxes for the three months ended January 1, 2012 compared to the three months ended December 26, 2010 decreased approximately $33.9 million. Our effective tax (benefit)/expense rate was approximately (26%) and 305% for the three months ended January 1, 2012 and December 26, 2010, respectively. The decrease in our effective tax rate for the three months ended January 1, 2012 compared to the three months ended December 26, 2010 was primarily due to a platform contribution transaction entered into by our U.S. and international subsidiaries during the same period of the prior year which resulted in incremental tax expense of approximately $36.7 million for fiscal 2011. In addition, higher projected worldwide income, an increase in the mix of revenue from international versus U.S. locations, and a reduction in non-deductible stock-based compensation expense related to the ServerEngines acquisition also decreased our effective tax rate for the three months ended January 1, 2012.

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

Six months ended January 1, 2012, compared to six months ended December 26, 2010

Net Revenues. Net revenues for the six months ended January 1, 2012, increased by approximately $30.0 million, or 14%, to approximately $247.1 million compared to approximately $217.1 million for the six months ended December 26, 2010.

Net Revenues by Product Line

Net revenues by product line were as follows:

	Net Revenues by Product Line
(in thousands)	Six Months Ended January 1, 2012	Percentage of Net Revenues	Six Months Ended December 26, 2010	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
Network Connectivity Products	$183,209	74%	$168,466	78%	$14,743	9%
Storage Connectivity Products	51,465	21%	38,296	18%	13,169	34%
Advanced Technology & Other Products	12,394	5%	10,333	4%	2,061	20%

Total net revenues	$247,068	100%	$217,095	100%	$29,973	14%

NCP primarily consists of standup HBAs, mezzanine cards, I/O ASICs, ULOMs, and UCNAs. For the six months ended January 1, 2012, our Fibre Channel based products accounted for greater than 72% of total NCP revenues, however, our Ethernet based products revenue grew by approximately 97% compared to the same period in the prior year primarily due to the strength in our 10Gb Ethernet products. The increase in our NCP revenue for the six months ended January 1, 2012 compared to the six months ended December 26, 2011 was primarily due to an increase in units shipped of approximately 22%, partially offset by a decrease in average selling price of approximately 11%.

SCP primarily consists of our InSpeed®, FibreSpy®, SOC or backend connectivity, and bridge and router products. For the six months ended January 1, 2012, our backend connectivity products revenue grew by approximately 51%. The increase in our SCP net revenue for the six months ended January 1, 2012 compared to the six months ended December 26, 2011 was primarily due to an increase in units shipped of approximately 29%, combined with an increase in average selling price of approximately 5%.

ATP primarily consists of our iBMCs, which are products sold by ServerEngines prior to our acquisition on August 25, 2010, OneCommand® Vision software products, certain legacy products and other products and services. For the six months ended January 1, 2012, our iBMC based products accounted for greater than 91% of total ATP revenues. The increase in our iBMC based revenue for the six months ended January 1, 2012 was primarily due to an increase in units shipped of approximately 123%, which includes units shipped for a full six months in the current period, partially offset by a decrease in average selling price of approximately 2%.

Net Revenues by Major Customers

Customers whose direct net revenues, or total direct and indirect net revenues (including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties), exceeded 10% of our net revenues were as follows:

	Net Revenues by Major Customers
	Direct Revenues		Total Direct and Indirect Revenues (2)
Net revenue percentage (1):	Six Months Ended January 1, 2012	Six Months Ended December 26, 2010	Six Months Ended January 1, 2012	Six Months Ended December 26, 2010
OEM:
EMC	—	—	—	10%
Hewlett-Packard	23%	17%	26%	19%
IBM	32%	25%	37%	35%

(1)	Amounts less than 10% are not presented.
(2)	Customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.

Direct sales to our top five customers accounted for approximately 72% of total net revenues for the six months ended January 1, 2012, compared to approximately 63% for the six months ended December 26, 2010. Direct and indirect sales to our top five customers accounted for approximately 80% of total net revenues for the six months ended January 1, 2012, compared to approximately 78% for the six months ended December 26, 2010. Our net revenues from customers can be significantly impacted by changes to our customers’ business and their business models.

Net Revenues by Sales Channel

Net revenues by sales channel were as follows:

	Net Revenues by Sales Channel
(in thousands)	Six Months Ended January 1, 2012	Percentage of Net Revenues	Six Months Ended December 26, 2010	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
OEM	$221,961	90%	$186,860	86%	$35,101	19%
Distribution	25,049	10%	30,215	14%	(5,166)	(17)%
Other	58	—	20	—	38	190%

Total net revenues	$247,068	100%	$217,095	100%	$29,973	14%

The increase in OEM net revenues for the six months ended January 1, 2012 compared to the six months ended December 26, 2010 was primarily due to an increase of approximately 37% in SCP revenues combined with an increase of approximately 13% in NCP revenues generated through our OEMs. The decrease in distribution net revenues for the six months ended January 1, 2012 compared to the six months ended December 26, 2010 was primarily due to a decrease of approximately 14% in NCP net revenues generated through distribution partners.

Net Revenues by Geographic Territory

Our net revenues by geographic territory based on billed-to location were as follows:

	Net Revenues by Geographic Territory
(in thousands)	Six Months Ended January 1, 2012	Percentage of Net Revenues	Six Months Ended December 26, 2010	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
Asia Pacific	$147,054	60%	$101,479	47%	$45,575	45%
United States	64,042	26%	65,323	30%	(1,281)	(2)%
Europe, Middle East, and Africa	35,348	14%	46,717	21%	(11,369)	(24)%
Rest of the world	624	—	3,576	2%	(2,952)	(83)%

Total net revenues	$247,068	100%	$217,095	100%	$29,973	14%

We believe the increase in Asia Pacific net revenues and decrease in EMEA and rest of the world net revenues as a percentage of total net revenues for the six months ended January 1, 2012 compared to the six months ended December 26, 2012 was primarily due to our OEM customers continuing to migrate towards using contract manufacturers that are predominately located in Asia Pacific. The United States net revenues as a percentage of total net revenues essentially remained unchanged. However, as we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues based on billed-to location may not be reflective of the geographic mix of end-user demand or installations.

Gross Profit. Gross profit consists of net revenues less cost of sales. Our gross profit was as follows (in thousands):

Gross Profit
Six Months Ended January 1, 2012	Percentage of Net Revenues	Six Months Ended December 26, 2010	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$140,994	57%	$119,831	55%	$21,163	2%

Cost of sales includes the cost of producing, supporting, and managing our supply of quality finished products. Cost of sales also included approximately $13.7 million and $16.0 million of amortization of technology intangible assets for the six months ended January 1, 2012 and December 26, 2010, respectively, with approximately $10.3 million and $6.8 million being related to the ServerEngines acquisition in the six months ended January 1, 2012 and December 26, 2010, respectively. Approximately $0.8 million and $0.9 million of share-based compensation expense was included in cost of sales for the six months ended January 1, 2012 and December 26, 2010, respectively. Gross margin percentage was favorably impacted due to higher volume and product mix which was partially offset by approximately $2.1 million of additional expedite and freight charges in connection with our activities to mitigate the impact of the recent floods in Thailand at one of our contract manufacturers. We do not expect to incur any significant costs related to such flood mitigation activities for the remainder of the fiscal year. In addition, although gross margin improved in the first half of fiscal year 2012, we expect the trend toward increased sales of lower margin products to continue in the future.

Engineering and Development. Engineering and development expenses were as follows (in thousands):

Engineering and Development
Six Months Ended January 1, 2012	Percentage of Net Revenues	Six Months Ended December 26, 2010	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$80,946	33%	$79,932	37%	$1,014	(4)%

Engineering and development expenses for the six months ended January 1, 2012 compared to the six months ended December 26, 2010 increased approximately $1.0 million, or 1%. Approximately $5.3 million and $9.5 million of share-based compensation expense were included in engineering and development costs for the six months ended January 1, 2012 and December 26, 2010, respectively, with approximately $1.0 million and $5.3 million being related to the ServerEngines acquisition in the six months ended January 1, 2012 and December 26, 2010, respectively. Engineering and development headcount increased to 629 at January 1, 2012 from 616 at December 26, 2010. The increase in headcount resulted in a net increase of approximately $4.3 million in salary and related expenses primarily due to recognizing six months of salary and related expenses from the ServerEngines acquisition during the current six months ended January 1, 2012 compared to four months of salary and related expenses in the prior year period. The increase in expenses during the six months ended January 1, 2012 was also due to an increase performance-based compensation of approximately $1.0 million, an increase in nonrecurring engineering, prototypes, and related costs associated with new product development of approximately $1.0 million, partially offset by lower depreciation of approximately $0.8 million.

Selling and Marketing. Sales and marketing expenses were as follows (in thousands):

Selling and Marketing
Six Months Ended January 1, 2012	Percentage of Net Revenues	Six Months Ended December 26, 2010	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$29,877	12%	$26,935	12%	$2,942	—

Selling and marketing expenses for the six months ended January 1, 2012 compared to the six months ended December 26, 2010 increased approximately $2.9 million, or 11%. Approximately $1.9 million and $2.3 million of share-based compensation expense were included in selling and marketing costs for the six months ended January 1, 2012 and December 26, 2010, respectively. Selling and marketing headcount increased to 150 at January 1, 2012 from 135 at December 26, 2010. The increase in headcount resulted in a net increase of approximately $1.0 million in salary and related expenses as compared to the same period in fiscal 2011. The increase in selling and marketing expenses during the six months ended January 1, 2012 was primarily due to an increase in marketing and advertising costs of approximately $1.5 million and an increase in performance based compensation of approximately $0.7 million.

General and Administrative General and administrative expenses were as follows (in thousands):

General and Administrative
Six Months Ended January 1, 2012	Percentage of Net Revenues	Six Months Ended December 26, 2010	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$20,988	8%	$31,282	14%	$(10,294)	(6)%

General and administrative expenses for the six months ended January 1, 2012 compared to the six months ended December 26, 2010 decreased approximately $10.3 million, or 33%. Approximately $4.6 and $11.3 million of share-based compensation expense were included in general and administrative costs for the six months ended January 1, 2012 and December 26, 2010, respectively, with approximately $1.7 million and $8.6 million being related to the ServerEngines acquisition in the six months ended December 26, 2010. General and administrative headcount decreased slightly to 139 at January 1, 2012 from 140 at December 26, 2010. Although headcount decreased slightly as of the end of the current six month period ended January 1, 2012, salary and related expenses increased approximately $1.1 million due to the higher headcount for most of the current six month period compared to the same period in fiscal 2011. The remaining change was primarily due to a decrease in litigation costs of approximately $3.7 million, which included reimbursements received from our suppliers related to the Broadcom litigation of approximately $1.6 million, and the non-recurrence of acquisition related costs that were incurred in the same period in fiscal 2011 for the acquisition of ServerEngines of approximately $1.2 million.

Amortization of Other Intangible Assets. Amortization expense was as follows (in thousands):

Amortization of Other Intangible Assets
Six Months Ended January 1, 2012	Percentage of Net Revenues	Six Months Ended December 26, 2010	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$3,364	2%	$5,809	3%	$(2,445)	(1)%

Amortization of other intangible assets for the six months ended January 1, 2012 compared to the six months ended December 26, 2010 decreased by approximately $2.4 million, or 42%. The decrease was primarily due to a lower intangible assets balance at the beginning of the current six month period as a result of certain intangible assets being fully amortized at the end of fiscal 2011.

Non-operating Income (Expense), net. Non-operating income (expense), net, was as follows (in thousands):

Non-operating Income (Expense), net
Six Months Ended January 1, 2012	Percentage of Net Revenues	Six Months Ended December 26, 2010	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$593	—%	$(541)	—%	$1,134	—

Our non-operating income (expense), net, for the six months ended January 1, 2012 compared to the six months ended December 26, 2010 increased approximately $1.1 million, or 210%. The net increase was primarily due to foreign exchange gains of approximately $0.5 million combined with the absence of a one-time charge recorded in the prior year period for the settlement of our notes receivable from ServerEngines in connection with the acquisition in August 2010, as required by the authoritative guidance for business combinations of approximately $0.4 million.

Income Taxes. Income taxes were as follows (in thousands):

Income Taxes
Six Months Ended January 1, 2012	Percentage of Net Revenues	Six Months Ended December 26, 2010	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$(1,423)	(1)%	$24,932	12%	$(26,355)	(13)%

Income taxes for the six months ended January 1, 2012 compared to the six months ended December 26, 2010 decreased approximately $26.4 million. Our effective tax (benefit)/expense rate was approximately (22%) and 101% for the six months ended January 1, 2012 and December 26, 2010, respectively. The decrease in our effective tax rate for the six months ended January 1, 2012 compared to the six months ended December 26, 2010 was primarily due to a platform contribution transaction entered into by our U.S. and international subsidiaries during the same period of the prior year which resulted in incremental tax expense of approximately $36.7 million for fiscal 2011. In addition, higher projected worldwide income, an increase in the mix of revenue from international versus U.S. locations, and a reduction in non-deductible stock-based compensation expense related to the ServerEngines acquisition also decreased our effective tax rate for the six months ended January 1, 2012.

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

Intangible Assets and Other Long-Lived Assets. Intangible assets resulting from acquisitions or licensing agreements are carried at cost less accumulated amortization and impairment charges, if any. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets, ranging from two to ten years. Furthermore, we assess whether our intangible assets and other long-lived assets should be tested for recoverability periodically and whenever events or circumstances indicate that their carrying value may not be recoverable. The amount of impairment, if any, is measured based on fair value, which is determined using projected discounted future operating cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.

Goodwill. Goodwill is not amortized, but instead is tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that goodwill might be impaired. Management considers our business as a whole to be its reporting unit for purposes of testing for impairment. The annual impairment test is performed during the fourth fiscal quarter.

We elected to early adopt the Financial Accounting Standards Board’s (FASB) Accounting Standards Update 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (ASU 2011-08) guidance during the first fiscal quarter ended October 2, 2011. There was no financial statement impact as a result of our early adoption of this guidance in the six month period ended January 1, 2012. We will continue to perform our annual impairment test during the fourth fiscal quarter. As of January 1, 2012, the fair value of the reporting unit exceeded its carrying value.

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

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is recorded by the Company against any deferred tax assets when, in the judgment of management, it is more likely than not that all of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including recent financial performance, scheduled reversals of temporary differences, projected future taxable income, availability of taxable income in carryback periods and tax planning strategies to form a conclusion. Based on a review of such information, we believe that sufficient positive evidence exists in the form of historical taxable income, projections of taxable income in future years and available tax planning strategies to conclude that it is more likely than not that we would realize our federal, foreign and certain state deferred tax assets. However, we believe that sufficient negative evidence exists to support that we will not be able to realize other state deferred tax assets and, therefore, we continue to carry a full valuation allowance against such state deferred tax assets.

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

Litigation Costs. We record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. Legal and other litigation related costs are recognized as the services are provided. We record insurance recoveries for litigation costs for which both of the following conditions are met: (i) the recovery is probable and (ii) collectability is reasonably assured. The insurance recoveries recorded are only to the extent the litigation costs have been incurred and recognized in the financial statements; however, it is reasonably possible that the actual recovery may be significantly different from our estimates. There are many uncertainties associated with any litigation, and we cannot provide assurance that any actions or other third party claims against us will be resolved without costly litigation or substantial settlement charges. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected.

Recently Adopted and Recently Issued Accounting Standards

See Note 1 in the accompanying notes to condensed consolidated financial statements included in Part I, Item I of this Form 10-Q for a description of the recently adopted accounting standards.

Liquidity and Capital Resources

Our principal sources of liquidity consist of our existing cash balances and investments, as well as funds expected to be generated from operations. At January 1, 2012, we had approximately $257.6 million in working capital and approximately $191.7 million in cash and cash equivalents and current investments. At July 3, 2011, we had approximately $230.9 million in working capital and approximately $168.2 million in cash and cash equivalents and current investments. We maintain an investment portfolio of various security holdings, types, and maturities.

We invest in instruments that meet credit quality standards in accordance with our investment guidelines. We limit our exposure to any one issuer or type of investment with the exception of U.S. Government issued or U.S. Government sponsored entity securities. Our investments consisted mostly of term deposits, fixed income securities and corporate bonds as of January 1, 2012 and we did not hold any auction rate securities or direct investments in mortgage-backed securities.

Our cash balances and investments are held in numerous locations throughout the world. As of January 1, 2012, our international subsidiaries held approximately 13% of our total cash, cash equivalents and investment securities, the majority of which will be used to repay obligations to U.S. affiliate entities that arise in the normal course of business and would not result in additional U.S. tax liabilities upon repatriation.

Our accounts receivable are primarily with large multinational OEM customers and denominated in U.S. dollars. As of January 1, 2012, approximately 10% of our accounts receivable are related to customers with a European billing address. However, we do not believe that the ongoing European Sovereign debt crisis will materially impact the collectability of our accounts receivable or adversely affect our financial position or liquidity.

Cash Flows

The following table summarizes our cash flows:

	Six Months Ended
	January 1, 2012	December 26, 2010
	(In thousands)
Net cash provided by (used in):
Operating activities	$38,131	$17,012
Investing activities	(13,425)	(29,805)
Financing activities	(22,972)	(67,341)
Effect of foreign currency translation on cash and cash equivalents	(554)	111

Increase (decrease) in cash and cash equivalents:	$1,180	$(80,023)

Operating Activities

Cash provided by operating activities during the six months ended January 1, 2012 was approximately $38.1 million compared to approximately $17.0 million during the six months ended December 26, 2010. The current period cash provided by operating activities was primarily due to net income of approximately $7.8 million, non-cash adjustments for amortization of intangible assets of approximately $17.1 million, share-based compensation expense of approximately $12.6 million, depreciation and amortization of property and equipment of approximately $9.2 million, and deferred income taxes of approximately $1.7 million, and changes in operating assets and liabilities including an increase in accounts receivable of approximately $14.8 million, a decrease in accounts payable, accrued liabilities and other liabilities of approximately $9.2 million, and an increase in inventories of approximately $2.2 million.

Investing Activities

Cash used in investing activities during the six months ended January 1, 2012 was approximately $13.4 million compared to approximately $29.8 million during the six months ended December 26, 2010. The current period usage of cash was primarily due to approximately $6.1 million in purchases of property and equipment and purchases of investments partially offset by maturities of investments that were not reinvested.

Financing Activities

Cash used in financing activities during the six months ended January 1, 2012 was approximately $23.0 million compared to approximately $67.3 million during the six months ended December 26, 2010. The current period usage of cash was primarily due to the purchase of treasury stock of approximately $20.1 million.

Prospective Capital Needs

In early August 2008, our Board of Directors authorized a plan to repurchase up to $100.0 million of our outstanding common stock. In April 2009, upon receipt of an unsolicited takeover proposal and related tender offer of Broadcom to acquire us, our Board of Directors elected to temporarily suspend any activity under the share repurchase plan. In light of Broadcom allowing its tender offer to expire on July 14, 2009, Emulex’s Board of Directors elected to reactivate the $100.0 million share repurchase plan effective July 15, 2009. From June 29, 2009 through January 1, 2012, the Company repurchased approximately 9.0 million shares of its common stock for an aggregate purchase price of approximately $78.4 million at an average purchase price of $8.67 per share under this plan. Approximately 2.9 million shares for an aggregate purchase price of approximately $20.1 million at an average purchase price of $6.83 per share were purchased during the six months ended January 1, 2012. Our Board of Directors has not set an expiration date for the plan. Therefore, we may repurchase additional shares under this plan from time to time through open market purchases or privately negotiated transactions. It is expected that any future share repurchases will be financed by available cash and cash from operations.

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

We have disclosed outstanding legal proceedings in Note 8 in the accompanying notes to condensed consolidated financial statements included in Part I, Item I of this Form 10-Q. The legal proceedings include the consolidated patent infringement lawsuit filed by Broadcom against us. This lawsuit continues to present risks that could have a material adverse effect on our business, financial condition, or results of operations, including loss of patent rights, monetary damages, and injunction against the sale of accused products. We continue to present a vigorous post-trial defense against this lawsuit, including a potential appeal of the trial verdict. We accrued the approximately $0.4 million of damages liability during our quarter ended October 2, 2011 as a result of the jury’s determination rendered on October 12, 2011 that we are to pay these damages to Broadcom, but we are unable to determine whether any further loss will occur or to estimate the range of such further loss. Therefore, no further loss has been accrued. See “Third party claims of intellectual property infringement could adversely affect our business” and “We are dependent on sole source and limited source third party suppliers and EMS providers for our products” in Item 1A—Risk Factors of this Form 10-Q for a description of certain risks relating to the litigation with Broadcom that could impact our liquidity and prospective capital needs.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of January 1, 2012, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations as of January 1, 2012, and the effect such obligations are expected to have on our liquidity in future periods. The estimated payments reflected in this table are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those reflected in the table.

	Payments Due by Period (in thousands)
		Remaining
	Total	2012	2013	2014	2015	2016	Thereafter
Leases (1)	$12,132	$2,681	$4,179	$1,465	$1,403	$1,429	$975
Purchase commitments	75,003	75,003	—	—	—	—	—
Other commitments (2)	9,954	2,157	2,979	1,407	1,761	942	707

Total (3)	$97,089	$79,841	$7,158	$2,872	$3,164	$2,371	$1,682

(1)	Lease payments include common area maintenance (CAM) charges.
(2)	Consists primarily of commitments for software licenses of approximately $4.1 million and non-recurring engineering services of approximately $3.3 million.
(3)	Excludes approximately $33.8 million of liabilities for uncertain tax positions for which we cannot make a reasonably reliable estimate of the period of payment.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our cash and cash equivalents are not subject to significant interest rate risk due to their short terms to maturity. As of January 1, 2012, the carrying value of our cash and cash equivalents approximated fair value.

As of January 1, 2012, our investment portfolio of approximately $59.4 million consisted primarily of term deposits, fixed income securities, and corporate bonds. We have the positive intent and ability to hold these securities to maturity. We did not hold any auction rate securities or direct investments in mortgage-backed securities as of January 1, 2012.

The fair market value of our investment portfolio is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of January 1, 2012, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows. However, if interest rates decreased and securities within our portfolio were re-invested in securities with lower interest rates, interest income would decrease in the future.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended January 1, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under Note 8 in the notes to the condensed consolidated financial statements under the caption “Litigation” included in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

Third party claims of intellectual property infringement could adversely affect our business.

On occasion, we receive communications from third parties alleging patent infringement, and there is always the chance that third parties may assert infringement claims against us. We are entering technology markets where we have not participated before, where there are entrenched incumbents, and where our entrance into the market is disruptive and may cause such incumbents to assert infringement claims in order to deter our competition. Any such claims, with or without merit, could result in costly litigation, cause product shipment delays, result in temporary restraining orders or injunctions concerning the sale of products in certain countries, require the redesign of products to design around asserted claims, require us to indemnify customers, or require us to enter into royalty or licensing agreements, which may or may not be available on commercially reasonable terms. Any such claims, with or without merit, may cause customers to be deterred from purchasing products from us. We have obtained contractual commitments from our suppliers concerning the defense and indemnification of claims relating to certain technology provided by such suppliers, but we cannot be certain that such defense and indemnification obligations will be promptly honored by such suppliers. Furthermore, we have in the past obtained, and may be required in the future to obtain, licenses of technology owned by other parties. We cannot be certain that the necessary licenses will be available or that they can be obtained on commercially reasonable terms. We have participated in technology standardization activities which provide for licenses being available on reasonable and non-discriminatory terms, but we cannot be certain that such licenses will actually and promptly be made available to us. If we were to fail to obtain such royalty or licensing agreements in a timely manner and on reasonable terms, our business, results of operations, and financial condition could be materially adversely affected.

Broadcom Corporation (Broadcom) filed a consolidated patent infringement suit against us and after a nearly three week trial that ended October 6, 2011, the jury reached a partial verdict involving two out of the six patents. The Court determined that one of the patents (US Patent 7,058,150) had been infringed by us, and the jury rendered an advisory verdict to the Court that it is not invalid, and awarded approximately $0.4 million in damages related to that patent. The jury reached a unanimous verdict of non-infringement on another patent relating to Emulex Fibre Channel switch products. A mistrial was declared on the remaining four patents for which no unanimous verdict was reached. Subsequent to the trial, the Court issued orders consistent with the advisory verdicts of invalidity, and issued an order that one of the patents (US Patent 7,471,691) had been infringed by us. Specific risks related to the Broadcom infringement suit include:

•	Design changes (sometimes referred to as design-arounds) that may be used as alternatives for the two patents, for which there have been findings of infringement, may present unforeseen technical problems for implementation and/or result in significant internal design costs, as well as third party non-recurring engineering costs;

•	The outcome of Broadcom’s motion for an injunction maybe unfavorable to us;

•	The outcome of our planned opposition to the injunction request may be unfavorable to us;

•	The outcome of our request for any injunction that may be issued by the Court to be qualified by a “sunset period,” during which we may continue to sell products found to infringe upon the Broadcom patents provided we pay Broadcom a royalty set by the Court for such sales, may be unfavorable to us. Although there is precedent as part of any injunction for the Court to provide such a sunset period, the Court may not grant us a sunset period that is long enough to permit us, our suppliers, our OEM customers and end users to implement, test, qualify, and certify replacement products containing design changes that eliminate the patent infringement;

•	Any sunset period granted by the Court may be less than the sunset periods granted in previous lawsuits involving other companies, or the Court may determine that we have not adequately proven the extent of the injuries that may occur to our customers and the end users due to a sunset period that is too short;

•	The Court may fail to grant any sunset period with respect to the patents resulting in any injunction being effective immediately;

•	Our sales and support for products sold outside the United States may be made subject to an injunction, although there is precedent for exceptions for sales and support outside the United States in previous lawsuits involving other companies;

•	Our continuing support and sales for products previously provided to customers and end users may be made subject to an injunction, although there is precedent for such activities not being included in injunctions issued in previous lawsuits involving other companies;

•	There may be technical resource and equipment availability shortages impeding our ASIC component suppliers from completing chip spins, and our OEM customers and end users from completing testing of redesigned products;

•	Our suppliers, on whom we rely for SerDes changes for chip spins, may require more time than what is available under a sunset period in order to complete redesigns of clock and data recovery (CDR) in SerDes modules;

•	A re-trial may be required for the patents and issues not resolved in the trial which ended on October 6, 2011, significant additional defense costs could be incurred for such a re-trial, and the outcome for which is uncertain;

•	Broadcom could file additional lawsuits against us, asserting additional claims from the same patents involved in the lawsuit, or additional patents, or file other proceedings with commissions such as the International Trade Commission;

•	Any appeals we make with respect to the determinations made by the jury or the Court may not be successful;

•	Any settlement terms we may reach in the suit brought by Broadcom may be less favorable to us than were settlements in other patent litigation involving companies;

•	We may reach a settlement of the lawsuit brought by Broadcom, and incur a settlement burden, but Broadcom may not assert the patents against our competitors, thus leaving us with a competitive disadvantage relative to future business that may not be borne by our competitors;

•	Delays in the time taken to reach any settlement in the suit brought by Broadcom may cause us to expend additional defense costs until a settlement is reached;

•	Broadcom may be unwilling to settle the suit with us for strategic or tactical reasons that we are unable to determine;

•

The supply to our customers in the United States may be disrupted by an injunction affecting our Ethernet based products that include our BE2 or BE3 chips, and the combined Ethernet based and 16 Gbps Fibre Channel based products that include our XE201 (formerly Lancer) chip, and our InSpeed® embedded switch products and pass through modules that include our SOC 320, SOC 422, or SOC 442 chips (collectively referred to as the affected products);

•	Our total net revenues may be reduced by our inability to sell the affected products in the United States after any injunction; and

•	A settlement in the suit brought by Broadcom may never be reached, and a permanent injunction may be issued and remain in place for the life of the patents in the lawsuit.

See Note 8 in the notes to the condensed consolidated financial statements under the caption “Litigation” in Part I, Item 1 of this Form 10-Q. Also see “We are dependent on sole source and limited source third party suppliers and EMS providers for our products” elsewhere in this Item 1A—Risk Factors.

Ongoing lawsuits, such as the action brought by Broadcom, present inherent risks, including continuing expenses of litigation; risk of loss of patent rights and/or monetary damages; risk of injunction against the sale of products incorporating the technology in question, including substantial costs and difficulties in implementing design changes and the associated customer re-qualification thereof and/or maintaining favorable working relationships with our suppliers of SerDes modules; counterclaims, attorneys’ fees, and diversion of management’s attention from other business matters. Such lawsuits and the related risks thereof could have a material adverse effect on our business, financial condition, or results of operations.

The current economic downturn has resulted in a reduction in information technology spending.

The demand for our network storage products has been driven by the demand for high performance storage networking products and solutions that support enterprise computing applications, including on-line transaction processing, data mining, data warehousing, multimedia, and Internet applications. The current economic downturn and related disruptions in world credit and equity markets, as well as the European debt crisis, have resulted in a global downturn in spending on information technology. If the continuing downturn in the economy results in significant reductions in the demand for such products, solutions, and applications, it will adversely affect our business, results of operations, and financial condition in the near term and possibly beyond. The adverse effects of any sustained reductions in information technology spending on our operating results may be exacerbated by our research and development investments, strategic investments and merger and acquisition activity, as well as customer service and support, which we may need to continue despite any such reductions in demand.

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

The size of our potential market is largely dependent on the overall demand for networking products and in particular upon the broadening acceptance of our converged network technologies. We believe that our investment in multi-protocol solutions that address the high performance needs of the converged networking market provides the greatest opportunity for our future revenue growth and profitability. However, the market for converged networking products may not gain broader acceptance and customers may choose alternative technologies that we are not investing in, and/or products supplied by other companies. Interest continues for other storage networking technologies such as Internet Small Computer Systems Interface (iSCSI), which may satisfy some Input/Output (I/O) connectivity requirements through standard Ethernet adapters and software at little to no incremental cost to end users. These software only iSCSI solutions compete with our Network Connectivity Products, particularly in the low end of the market. We have also launched Converged Network Adapters (CNAs) using Fibre Channel over Ethernet (FCoE) or iSCSI protocols which may be used by the same customers impacting our network product revenues more than we anticipate. Furthermore, since our products are sold as parts of integrated systems, demand for our products is driven by the demand for these integrated systems, including other companies’ complementary products. A lack of demand for the integrated systems or a lack of complementary products required for these integrated systems to be deployed could have a material adverse effect on our business, results of operations, and financial condition. If the converged networking market does not grow, grows more slowly than we anticipate, declines, attracts more competitors than we expect as discussed above, or if our products do not achieve continued market acceptance, our business, results of operations, and financial condition could be materially adversely affected.

A significant portion of our revenue is generated from sales to a limited number of customers, none of which are subject to exclusive or long-term contracts.

We rely almost exclusively on OEMs and sales through distribution channels for our revenue. For the three and six months ended January 1, 2012, respectively, we derived approximately 92% and 90% of our net revenues from sales to OEM customers and approximately 8% and 10% from sales through distribution. Furthermore, as some of our sales through distribution channels consist of OEM products, OEM customers effectively generated approximately 94% of our revenue for both the three and six months ended January 1, 2012. Moreover, direct and indirect sales to our top five customers (including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties) accounted for approximately 81% and 80% of our net revenues for the three and six months ended January 1, 2012, respectively. If we are unable to retain our current OEM and distributor customers, recruit additional or replacement customers, or timely collect amounts due from our customers, or if demand from our customers is reduced due to difficulties in their ability to acquire components or other products such as microprocessors, disk drives, switches and optical modules used in conjunction with our products or in the deployments of their products, our business, results of operations, and financial condition could be materially adversely affected.

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

Our revenues and results of operations have varied on a quarterly basis in the past and may vary significantly in the future. Accordingly, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful, and you should not rely on such comparisons as indications of our future performance. We may be unable to maintain our current levels of growth or profitability in the future. Our revenues and results of operations are difficult to forecast and could be adversely affected in any given quarter by many factors, including, but not limited to:

•	Changes in the size, mix, timing and terms of OEM and/or other customer orders;

•	Changes in the sales and deployment cycles for our products and/or desired inventory levels for our products;

•	Acquisitions or strategic investments by our customers, competitors or us;

•	Timing and market acceptance of new or enhanced product introductions, including the timing of server chipset refresh cycles related to new server chipsets, such as Intel Corporation’s Romley chipset, by us, our OEM customers and/or competitors;

•	Market share losses or difficulty in gaining incremental market share;

•	Reduced demand from our customers if there is a shortage of, or difficulties in acquiring, components or other products, such as microprocessors, disk drives, switches, and optical modules, used in conjunction with our products in the deployment of systems;

•	Seasonality;

•	Changes in general social and economic conditions, including but not limited to natural disasters, terrorism, public health crises, slower than expected market growth, reduced economic activity, delayed economic recovery, loss of consumer confidence, increased energy costs, adverse business conditions and liquidity concerns, concerns about inflation or deflation, recession, and reduced business profits and capital spending, with resulting changes in customer technology budgeting and spending;

•	Fluctuations in product development, procurement, resource utilization and other operating expenses;

•	Anticipated efficiencies resulting from increased revenues may be less than expected or not achieved at all;

•	Difficulties controlling unanticipated costs, including operating expenses, as revenues increase;

•	Inability of our electronics manufacturing service providers or suppliers to produce and distribute our products in a timely fashion;

•	Difficulties with updates, changes or additions to our information technology systems; and

•	Breaches of our network security, including viruses.

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

The markets for our products are characterized by rapidly changing technology, evolving industry standards, and the frequent introduction of new products and enhancements. Our future success depends in large part on our ability to enhance our existing products and to introduce new products on a timely basis to meet changes in customer preferences and evolving industry standards. Currently, new and proposed technologies such as 16 Gb/s Fibre Channel solutions; Cloud Computing; Enterprise Flash Drives (EFDs) or Solid State Drives (SSDs); FCoE; Enhanced Ethernet; 10GbE, 40GbE, and 100GbE solutions; low latency Ethernet solutions; Data Center Ethernet; Infiniband; iSCSI; PCI-X 3.0; PCI Express 3.0; PCI Express Advanced Switching; SATA; SAS; and Remote Direct Memory Access (RDMA) over Converged Ethernet (RoCE) are in development by many companies and their ultimate acceptance and deployment in the market is uncertain. We are developing some, but not all of these technologies, and we cannot be sure that the technologies we chose to develop will achieve market acceptance, or that technologies that we chose not to develop will be available to purchase or license from third parties or will be immaterial to our business. Furthermore, if our products are not available in time for the qualification cycle at an OEM, we may be forced to wait for the next qualification cycle, which is typically three years if at all. In addition, new products and enhancements developed by us may not be backwards compatible to existing equipment already installed in the market. If we are unable, for technological or other reasons, to develop new products, enhance or sell existing products, or consume raw materials in a timely and cost effective manner in response to technological and market changes, our business, results of operations, and financial condition may be materially adversely affected.

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

Further, although most of our revenues have historically been derived from products based on Fibre Channel technology, we expect to continue to grow our business by offering converged networking solutions following our recent acquisition of ServerEngines Corporation (ServerEngines). We believe that our Fibre Channel products and our converged networking solutions will, at least initially, have similar customers and other marketing requirements that should produce certain synergies and cost savings as we expand our converged network solutions business. However, if the expansion of our converged networking solutions business does not produce the synergies and cost savings with our core Fibre Channel business that we anticipate, our marketing and other business expenses relating to our converged network solutions business could be greater than anticipated and our financial condition could be adversely affected.

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

We have engaged in joint development projects with customers, companies we have investments in and receivables from, and other third parties in the past, and we expect to continue doing so in the future. Currently, we have investments in and commitments to various third parties related to these joint development efforts. Joint development can magnify several risks for us, including the loss of control over development activities for the jointly developed products and over the timing of product availability. Accordingly, we face increased risk that joint development activities will result in products that are not commercially successful or that are not available in a timely fashion. Any failure to timely develop commercially successful products through our joint development activities could have a material adverse effect on our business, results of operations, and financial condition.

Changes in our business model to separately charge for software may not result in expected revenue increases.

Emulex recently began charging separate license fees for software associated with our product offerings. The success of this strategy to generate software revenues is subject to numerous risks, including:

•	We may be unable to develop and market these new software products successfully;

•	The software products we develop may not be well received by customers;

•	Our software products may have quality problems or other defects in the early stages that were not anticipated in the design of those products; and

•	Software products developed and new technologies offered by others may affect demand for our products.

While revenues recognized during the six months ended January 1, 2012 have not been significant, any failure to successfully implement this new strategy could have an adverse effect on our results of operations in the future.

We are dependent on sole source and limited source third party suppliers and EMS providers for our products.

We rely on third party suppliers for components and the manufacture of our products. A number of these components and products are only available from a single or limited number of suppliers. We also purchase certain components and products from single or limited suppliers and EMS providers to drive volume discounts. As a result, we have experienced delays or difficulty in securing components and finished goods in the past, as well as additional costs related to such issues. Delays or difficulty in securing components or finished goods at reasonable cost may be caused by numerous factors including, but not limited to:

•	Natural disasters, such as the significant flooding in Thailand in October 2011;

•	Discontinued production by a supplier;

•	Required long-term purchase commitments;

•	Undetected errors, failures or production quality issues, including projected failures that may constitute epidemic failure rates specified in agreements with our customers or that may require us to make concessions or accommodations for continuing customer relationships;

•	Timeliness of product delivery;

•	Increases in manufacturing costs due to lower volumes or more complex manufacturing process than anticipated;

•	Sole sourcing and components made by a small number of suppliers, including the inability to obtain components and finished goods at reasonable cost from such sources and suppliers;

•	Market shortages;

•	Changes in business strategies of our suppliers and EMS providers;

•	Financial stability and viability of our suppliers and EMS providers;

•	Inability or unwillingness of our suppliers or EMS providers to continue their business with us;

•	Environmental, tax or legislative changes in the location where our products are produced or delivered;

•	Disruption in shipping channels;

•	Intellectual property controversies; and

•	Difficulties associated with international operations.

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

We also purchase ASIC components from sole source suppliers, including LSI Corporation, Marvell Technology Group Ltd., Intel Corporation, Renesas Electronics America Inc., and Toshiba Corporation, who in turn rely on a limited number of their suppliers to manufacture ASICs, all of which create risks in assuring such component availability. While we have multiple ASIC component suppliers, we sole source each of our ASIC components, and we use the same ASIC component supplier for more than one of our ASICs. The inability of the Company or our EMS providers to obtain these ASIC components in sufficient quantities or in the desired time periods could delay the production and delivery of our products which, in turn, could result in lost revenue due to customer cancellations and have a material adverse effect on our business, results of operations, and financial condition.

The use of a sole source ASIC component supplier may create risks relating to intellectual property controversies including the need to prepare for design changes by the ASIC component supplier in response to such controversies. For example, on January 27, 2009, a patent infringement lawsuit was filed in the United States District Court in the Central District of California as Case No. CV09-00605 R (JWJx) against us by Microprocessor Enhancement Corporation and Michael H. Branigin. The complaint alleged infringement of U.S. Patent No. 5,471,593, and sought a judgment for damages, injunctive relief, and an award of attorneys’ fees and costs. The lawsuit alleged that our ASICs contained specific computer processors as pre-designed functional modules designed by a specific supplier, and that many other companies were using the same modules in ASICs. On July 1, 2010, the Court granted summary judgment of non-infringement to Emulex based on prosecution history estoppel of the patent, and the Court subsequently entered final judgment in favor of Emulex on July 13, 2010. A dismissal of the action was filed with the court on about December 8, 2010. Because of the resolution of this lawsuit, Emulex and the ASIC component supplier did not need to make any changes to the design of our ASICs.

More recently, on September 14, 2009, Broadcom Corporation filed a patent infringement lawsuit against the Company in the United States District Court in the Central District of California. The original complaint alleged infringement by the Company of ten Broadcom patents covering certain data and storage networking technologies. On February 23, 2010, Broadcom filed a first amended complaint adding allegations of infringement for one additional Broadcom patent. On May 26, 2010, Broadcom Corporation filed a separate patent infringement lawsuit against the Company in the United States District Court in the Central District of California. Broadcom sought a judgment for damages, injunctive relief, and an award of attorneys’ fees and costs. See Note 8 in the notes to the condensed consolidated financial statements under the caption “Litigation” in Part I, Item 1 of this Form 10-Q. Also see “Third party claims of intellectual property infringement could adversely affect our business’’ elsewhere in this Item 1A—Risk Factors.

The Broadcom lawsuit includes allegations, amongst others, that our ASICs include SerDes modules obtained from our ASIC component suppliers that infringe upon Broadcom’s patents. Specifically, the allegations assert that the SerDes modules provided by our ASIC suppliers use a kind of CDR phase interpolator design covered by such patents. If necessary, certain of our ASICs could be redesigned by Emulex and our ASIC component suppliers in order to change out the CDR implementation, and certain of our ASICs could be superseded by redesigned ASICs containing alternative CDR designs. However, changing the CDR implementation for an existing ASIC may require a full layer metal spin. Expenses for non-recurring engineering costs paid to our suppliers for spins of other ASICs in the past have generally been in the range of $1 million to $2 million for each ASIC. Such a chip spin would require significant time and effort by our personnel and the personnel of our ASIC supplier to develop and validate the new ASIC design. These efforts generally encompass some or all of the following activities:

•	ASIC Development—As a fabless ASIC company, we rely heavily on our ASIC suppliers to supply us with various pre-designed functional modules for the design of our ASICs. These pre-designed functional modules are sometimes called cores, and are sole sourced from each ASIC supplier and available for specific geometries of line widths (referred to as process nodes) which are available from a particular silicon foundry. The library of pre-designed functional modules from an ASIC component supplier include computer processors (such as those from ARM, Ltd. and Tensilica Inc.), static memory, buses, SerDes (serializers/deserializers), PCIe logic, dynamic memory, and interfaces. Our engineering personnel use computer tools from the ASIC supplier and third parties such as Magma Design Automation, Inc. and Synopsys, Inc. to create application logic that combines various of the pre-designed functional modules together with Emulex custom logic in order to form the ASIC design. The particular pre-designed functional modules are sole sourced, and are each specific to a particular process node; and the same pre-designed functional modules are used by many other companies as customers of the same ASIC component supplier.

•	Firmware and Application Development—At the same time that ASIC logic design is being developed, our engineering personnel prepare ASIC firmware that operates on the computer processor included as a pre-designed functional module in the ASIC design, and host driver software that operates on a host computer to which the ASIC will be connected. The ASIC firmware is based on the instruction set implemented by the computer processor, and that instruction set is sole sourced to the supplier of the computer processor included as a pre-designed functional module. Also, at the same time as the ASIC logic design is being developed, our engineering personnel design circuit boards and cards into which the ASIC may be inserted for testing and for connection to host computers and external networks.

•

Functional and Physical Design and Verification (Design & Verification)—The purpose of Design & Verification is to ensure that the ASIC design meets its specification. The Design & Verification process involves the computer simulation of the ASIC design, including the sole source pre-designed functional modules contained in the ASIC design. The ASIC component supplier assists our engineering personnel with the use of the computer tools and the performance of the Design & Verification process. Such assistance includes the implementation of a layout or tape-out of the design pattern to be created on the silicon die, and the simulation of the electrical effects of such a layout or tape-out. The preparation of a layout or tape-out involves the use of sole source computer tools which our engineering personnel do not have. Partial testing of the ASIC firmware and host drivers can be performed as a part of the Design & Verification process.

•	Pre-production Manufacturing—After our engineering personnel complete the Design & Verification process, the ASIC component supplier is asked to prepare the ASIC design for the production of the ASIC wafers and die at the silicon foundry. Such preparation includes the creation of multiple masks used in manufacturing of the ASIC wafers and die. The preparation of masks involves the use of sole source computer tools which our engineering personnel do not have. Once the layout and masks have been completed, the ASIC component supplier provides the masks to the silicon foundry which initiates the manufacturing of the ASIC wafers and die. Our engineering personnel provide information about the ASIC design to allow the preparation of foundry tests for the ASIC wafers and die, and for the preparation of supplier tests for the ASICs after packaging. The silicon foundry and the ASIC component supplier perform tests on the wafers and die, and causes the die to be packaged, before they are shipped to us. The initial manufacturing of the ASIC wafers is in a smaller quantity, referred to as prototypes or pre-production units, which are provided to us for further testing by us and our customers.

•	Design Verification and Test (DVT)—Once our engineering personnel have received prototypes or pre-production units of the ASICs, we begin the DVT process. As a part of the DVT process, we have a contract manufacturer prepare boards and cards containing the ASICs. The first phase of DVT involves bring-up testing to check the performance of the ASIC when connected to a host computer, but without extensive testing of the ASIC firmware and host driver software. The second phase of the DVT involves extensive testing of the ASIC together with its ASIC firmware and host driver software. The third phase of DVT involves exhaustive testing of the ASIC, ASIC firmware, and host driver software using a test specification requiring unfailing operation in many different host computer operating systems, including current and past versions of server computers and storage subsystems from all of our major OEM customers, using many different versions of network switches, disk, tape and solid state memory storage systems, and under network disruption and failure modes with many different permutations of error conditions and network traffic problems. The third phase of DVT takes many weeks of time. If bugs are found during DVT, our engineering personnel determine the root cause of the bug, and may make changes to the ASIC firmware and driver software to correct the bugs under an engineering change order (ECO) procedure. Such ECO changes to the ASIC firmware and driver software are followed by more limited third phase testing, referred to as regression testing, which tests the parts of the functions affected by the ECO. If the root cause review of the bug determines that the bug cannot be corrected by the ASIC firmware or driver software, then our engineering personnel determine what portion of the ASIC design needs to be changed, resulting in a chip spin. If the bug requires changes to the custom logic designed by our personnel, then we proceed with making a re-design of the applicable parts of the ASIC design. If the bug requires changes to any of the pre-designed functional modules, those changes are made by or for the ASIC component provider, and updated simulation information is provided to our engineering personnel. Once the chip has been redesigned, we go back to EVT for the changed design.

•	Customer Certification and Qualification—Customer certification and qualification includes testing by our OEM customers to approve our product for purchase and use with their systems. Certification and qualification testing includes exhaustive testing by the OEM of our ASIC, ASIC firmware, driver software and/or board-level applications in networks with the newest products made by the OEM, including products not yet provided to us or to end users. The certification and qualification testing by an OEM may take many weeks. If bugs are discovered during the certification and qualification testing, the bugs are reported to us, we perform a root cause analysis, and proceed with redesign as described earlier with respect to the DVT process.

As a result, the cost of implementing ASIC design changes to mitigate actual or alleged intellectual property infringement claims, and/or the failure of our customers to qualify and adopt the replacement ASIC chips could have a material adverse impact on our business, results of operations, and financial condition.

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

For the three and six months ended January 1, 2012, sales in Asia Pacific accounted for approximately 62% and 60% of our total net revenues, respectively, sales in the United States accounted for approximately 24% and 26% of our total net revenues, respectively, and sales in Europe, Middle East, and Africa accounted for approximately 13% and 14%, respectively, of our total net revenues based on billed-to address. We expect that our sales will continue to increase outside of the United States as our customers are migrating towards using contract manufacturers located internationally, predominantly in Asia Pacific. However, because we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our sales based on billed-to address may not be reflective of the geographic mix of end-user demand or installations. All of our sales are currently denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. In addition, an increasing amount of our expenses will be incurred in currencies other than U.S. dollars, and as a result, we will be required from time to time to convert currencies to meet our obligations. Additionally, our suppliers are increasingly located outside of the U.S., and a significant portion of our products is produced at our EMS providers’ production facilities in Thailand, Malaysia, and China. Furthermore, in the fourth quarter of fiscal 2008, we established a company in Ireland, and a significant portion of our sales and operations also occur in countries outside of the U.S. As a result, we are subject to the risks inherent in international operations. Our international business activities could be affected, limited or disrupted by a variety of factors, including, but not limited to:

•	Fluctuations in freight costs and potential disruptions in the transportation infrastructure for our products and components;

•	Longer accounts receivable payment cycles;

•	Increased travel, infrastructure, accounting, and legal compliance costs associated with multiple international locations;

•	Difficulty in locating, hiring and retaining personnel with requisite skill sets and knowledge;

•	Difficulty maintaining management oversight and control of remote locations;

•	Changes in the value of local currencies relative to our functional currency;

•	Costs and risks of localizing products for international countries;

•	Import and export restrictions;

•	Limitations on the amount and nature of foreign investment, including restrictions on the structure and/or permissible forms of investment;

•	Imposition of or changes in governmental controls, taxes, tariffs, trade restrictions, and regulatory requirements to our current or future operations;

•	Potential restrictions on transferring funds between countries and difficulties associated with repatriating cash generated or held outside of the U.S. in a tax-efficient manner;

•	Loss of tax benefits or increases in tax expenses;

•	Taxation in multiple jurisdictions;

•	Bureaucratic intrusions and delays, government corruption, political instability, war, and/or terrorism;

•	General economic and social conditions within international countries; and

•	Natural disasters, such as the earthquake and resulting tsunami off the coast of Japan in March 2011 and the significant flooding in various parts of Thailand in October 2011.

All of these factors could harm future sales of our products to international customers or production of our products outside of the United States, and have a material adverse effect on our business, results of operations, and financial condition.

Our stock price is volatile, which has and may result in lawsuits against us and our officers and directors.

The stock market in general, and the stock prices in technology based companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to continue to fluctuate in the future. For example, during calendar year 2011, the closing sales price of our common stock ranged from a low of $6.01 per share to a high of $12.76 per share. Factors that could have a significant impact on the market price of our stock include, but are not limited to, the following:

•	Quarterly variations in customer demand and operating results;

•	The gain or loss of significant customers or design wins;

•	Pricing pressures;

•	General conditions in the computer, storage, or communications markets;

•	Events affecting other companies that investors deem to be comparable to us;

•	Announcements of new products by us or our competitors;

•	Offers to buy us or a competitor for a premium over recent trading prices;

•	Changes in analysts’ earnings estimates;

•	Changes in analyst recommendations, price targets, or other parameters that may not be related to earnings estimates;

•	Rumors or dissemination of false information; and

•	Short selling of our common stock.

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

We have entered into Key Employee Retention Agreements with three of our current executive officers, and adopted a Change in Control Retention Plan, in which currently an additional 28 key employees participate. The participants of these retention arrangements may be entitled to severance payments and benefits, based on a period of between twelve months and two years, upon a termination of their employment by us without cause or by them for good reason in connection with a change of control of our company (each as defined in the applicable agreement or plan). These retention arrangements may not be adequate to allow us to retain critical employees during a time when a change in control is being proposed or is imminent.

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

We may experience attempts by others that try to gain unauthorized access through the Internet to our information technology systems, such as when they masquerade as authorized users or surreptitiously introduce software. These attempts, which might be the result of industrial or other espionage, or actions by hackers seeking to harm us, our products, or our end users. We seek to detect and investigate these security incidents and to prevent their recurrence, but in some cases we might be unaware of an incident or its magnitude and effects. The theft or unauthorized use or publication of our trade secrets and other confidential business information as a result of such cyber threats could adversely affect our competitive position and reduce marketplace acceptance of our products; the value of our investment in research and development and marketing could be reduced; and third parties might assert against us or our customers claims related to resulting losses of confidential or proprietary information or end-user data, or system reliability. Any such event could have a material adverse effect on our business, results of operations, and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In early August 2008, our Board of Directors authorized a plan to repurchase up to $100.0 million of our outstanding common stock. In April 2009, upon receipt of an unsolicited takeover proposal and related tender offer from Broadcom Corporation to acquire us, our Board of Directors elected to temporarily suspend any activity under the share repurchase plan. In light of Broadcom allowing its tender offer to expire on July 14, 2009, Emulex’s Board of Directors elected to reactivate the $100.0 million share repurchase plan effective July 15, 2009. Through January 1, 2012, the Company has repurchased approximately 9.0 million shares of its common stock for an aggregate purchase price of approximately $78.4 million at an average purchase price of $8.67 per share under this plan. We may repurchase additional shares under this plan from time-to-time in open market purchases or privately negotiated transactions. The share repurchases will be financed by available cash balances and cash from operations.

Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
	Total Number	Average	Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased under the
Period	Purchased	per Share	Or Programs	Plans or Programs
October 3, 2011— October 30, 2011	—	—	—	$21,619,430
October 31, 2011 — November 27, 2011	—	—	—	$21,619,430
November 28, 2011 — January 1, 2012	—	—	—	$21,619,430

Total	—	—	—	$21,619,430

Sales of Unregistered Securities

There were no sales of unregistered securities for the three months ended January 1, 2012.

Item 6. Exhibits

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit 3.3	Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 2, 2009).

Exhibit 3.4	Amended and Restated Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of Emulex Corporation, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 16, 2009.

Exhibit 10.1	Emulex Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on October 18, 2011 with respect to the 2011 Annual Meeting of stockholders).

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 27, 2012

EMULEX CORPORATION

By:	/s/ James M. McCluney
James M. McCluney Chief Executive Officer

By:	/s/ Michael J. Rockenbach
Michael J. Rockenbach Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit 3.3	Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 2, 2009).

Exhibit 3.4	Amended and Restated Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of Emulex Corporation, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 16, 2009.

Exhibit 10.1	Emulex Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on October 18, 2011 with respect to the 2011 Annual Meeting of stockholders).

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.