Form 10-Q
period 2012-04-01
EMULEX CORP /DE/
filed 2012-04-26
CIK 350917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 1, 2012

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 19, 2012, the registrant had 86,793,473 shares of common stock outstanding.

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

Actual future results could differ materially from those described in the forward-looking statements as a result of a variety of factors, including those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, “Legal Proceedings” in Part II, Item 1, and “Risk Factors” in Part II, Item 1A of this Form 10-Q included elsewhere herein. We expressly disclaim any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances. We wish to caution readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These factors include intellectual property claims, with or without merit, that could result in costly litigation, cause product shipment delays, require us to indemnify customers, or require us to enter into royalty or licensing agreements, which may or may not be available. Furthermore, we have in the past obtained, and may be required in the future to obtain, licenses of technology owned by other parties. We cannot be certain that the necessary licenses will be available or that they can be obtained on commercially reasonable terms. If we were to fail to obtain such royalty or licensing agreements in a timely manner and on reasonable terms, our business, results of operations and financial condition could be materially adversely affected . Ongoing lawsuits, such as the action brought by Broadcom Corporation (Broadcom) described elsewhere in this Form 10-Q, present inherent risks, any of which could have a material adverse effect on our business, financial condition, or results of operations. Such potential risks include continuing expenses of litigation, risk of loss of patent rights and/or monetary damages, risk of injunction against the sale of products incorporating the technology in question, counterclaims, attorneys’ fees, incremental costs associated with product or component redesigns, and diversion of management’s attention from other business matters. With respect to the Broadcom litigation, such potential risks also include the adequacy of any sunset period to make design changes, the ability to implement any design changes, the availability of customer resources to complete any re-qualification or re-testing that may be needed, the ability to maintain favorable working relationships with Emulex suppliers of SerDes modules, and the ability to obtain a settlement which does not put us at a competitive disadvantage. In addition, the fact that the economy generally, and the technology and storage market segments specifically, have been in a state of uncertainty makes it difficult to determine if past experience is a good guide to the future and makes it impossible to determine if markets will grow or shrink in the short term. The current economic downturn and the resulting disruptions in world credit and equity markets that are creating economic uncertainty for our customers and the storage networking market as a whole has and could continue to adversely affect our revenues and results of operations. Furthermore, the effect of any actual or potential unsolicited offers to acquire us may have an adverse effect on our operations. As a result of these uncertainties, we are unable to predict our future results with any accuracy. Other factors affecting these forward-looking statements include but are not limited to the following: faster than anticipated decline in the storage networking market, slower than expected growth of the storage networking market or the failure of our Original Equipment Manufacturer (OEM) customers to successfully incorporate our products into their systems; our dependence on a limited number of customers and the effects of the loss of, decrease in or delays of orders by, any such customers, or the failure of such customers to make timely payments; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of our products or our OEM customers’ new or enhanced products; costs associated with entry into new areas of the storage technology market; the variability in the level of our backlog and the variable and seasonal procurement patterns of our customers; any inadequacy of our intellectual property protection and the costs of actual or potential third-party claims of infringement and any related indemnity obligations or adverse judgments; impairment charges, including but not limited to goodwill and intangible assets; changes in tax rates or legislation; the effects of acquisitions; the effects of terrorist activities; natural disasters, such as the earthquake and resulting tsunami off the coast of Japan in March 2011 and the significant flooding in various parts of Thailand in October 2011, and any resulting disruption in our supply chain or customer purchasing patterns or any other resulting economic or political instability; the highly competitive nature of the markets for our products as well as pricing pressures that may result from such competitive conditions; the effects of changes in our business model to separately charge for software; the effect of rapid migration of customers towards newer, lower cost product platforms; possible transitions from board or box level to application specific integrated circuit (ASIC) solutions for selected applications; a shift in unit product mix from higher-end to lower-end or mezzanine card products; a faster than anticipated decrease in the average unit selling prices or an increase in the manufactured cost of our products; delays in product development; our reliance on third-party suppliers and subcontractors for components and assembly; our ability to attract and retain key technical personnel; our

2

ability to benefit from our research and development activities; our dependence on international sales and internationally produced products; changes in accounting standards; and the potential effects of global warming and any resulting regulatory changes on our business. These and other factors could cause actual results to differ materially from those in the forward-looking statements and are discussed elsewhere in this Form 10-Q, in our other filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

3

EMULEX CORPORATION AND SUBSIDIARIES

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EMULEX CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except share data)

	April 1, 2012	July 3, 2011
ASSETS
Current assets:
Cash and cash equivalents	$142,938	$131,160
Investments	58,563	37,025
Accounts receivable, net of allowance for doubtful accounts of $1,888 and $1,743 at April 1, 2012 and July 3, 2011, respectively	77,954	74,147
Inventories	30,267	20,508
Prepaid income taxes	7,870	12,709
Prepaid expenses and other current assets	9,657	9,684
Deferred income taxes	12,220	16,919

Total current assets	339,469	302,152
Property and equipment, net	60,875	64,095
Investments	—	15,165
Goodwill	177,290	177,290
Intangible assets, net	111,753	135,602
Other assets	8,824	8,535

Total assets	$698,211	$702,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,512	$29,043
Accrued and other current liabilities	39,515	42,199

Total current liabilities	68,027	71,242
Other liabilities	2,979	3,344
Deferred income taxes	687	11,362
Accrued taxes	28,385	28,200

Total liabilities	100,078	114,148

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	—	—
Common stock, $0.10 par value; 240,000,000 shares authorized; 104,291,805 and 102,655,094 issued at April 1, 2012 and July 3, 2011, respectively	10,429	10,266
Additional paid-in capital	1,256,684	1,243,045
Accumulated deficit	(439,546)	(456,060)
Accumulated comprehensive loss	(1,054)	(238)
Treasury stock, at cost; 17,592,322 and 14,656,242 shares at April 1, 2012 and July 3, 2011, respectively	(228,380)	(208,322)

Total stockholders’ equity	598,133	588,691

Total liabilities and stockholders’ equity	$698,211	$702,839

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011
Net revenues	$125,746	$112,082	$372,814	$329,177
Cost of sales:
Cost of goods sold	45,828	42,060	138,179	123,304
Amortization of core and developed technology intangible assets	5,159	8,534	18,882	24,554

Cost of sales	50,987	50,594	157,061	147,858

Gross profit	74,759	61,488	215,753	181,319

Operating expenses:
Engineering and development	40,361	42,660	121,307	122,592
Selling and marketing	15,897	15,347	45,774	42,282
General and administrative	8,820	12,106	29,808	43,388
Amortization of other intangible assets	1,603	1,762	4,967	7,571
In-process research and development impairment	—	6,000	—	6,000

Total operating expenses	66,681	77,875	201,856	221,833

Operating income (loss)	8,078	(16,387)	13,897	(40,514)

Non-operating (expense) income, net:
Interest income	19	19	74	61
Interest expense	(10)	13	(14)	(372)
Impairment of strategic investment	—	(9,184)	—	(9,184)
Other (expense) income, net	(277)	(101)	265	(299)

Total non-operating (expense) income, net	(268)	(9,253)	325	(9,794)

Income (loss) before income taxes	7,810	(25,640)	14,222	(50,308)
Income tax (benefit) provision	(869)	(7,324)	(2,292)	17,608

Net income (loss)	$8,679	$(18,316)	$16,514	$(67,916)

Net income (loss) per share:
Basic	$0.10	$(0.21)	$0.19	$(0.80)

Diluted	$0.10	$(0.21)	$0.19	$(0.80)

Number of shares used in per share computations:
Basic	86,495	87,278	86,421	85,416

Diluted	88,518	87,278	88,369	85,416

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended
	April 1, 2012	March 27, 2011
Cash flows from operating activities:
Net income (loss)	$16,514	$(67,916)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	13,630	15,874
Share-based compensation expense	18,436	31,391
Amortization of intangible assets	23,849	32,125
Impairment of strategic investment	—	9,184
In-process research and development impairment	—	6,000
Provision for losses on accounts receivable	145	80
Accrued interest income, net	252	25
Loss on disposal of property and equipment	124	206
Deferred income taxes	(5,976)	(1,028)
Excess tax benefit from share-based compensation	(448)	(893)
Foreign currency adjustments	(236)	608
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(3,952)	(5,792)
Inventories	(9,759)	(3,871)
Prepaid expenses and other assets	(362)	11,482
Accounts payable, accrued liabilities, and other liabilities	(3,599)	(8,948)
Accrued taxes	185	(1,075)
Income taxes payable and prepaid income taxes	71	10,137

Net cash provided by operating activities	48,874	27,589

Cash flows from investing activities:
Net proceeds from sale of property and equipment	140	89
Purchases of property and equipment	(10,816)	(16,049)
Purchases of intangible assets	—	(4,000)
Payments for the purchase of ServerEngines Corporation, net of cash acquired	—	(53,068)
Loan to privately-held company	—	(1,000)
Cash received from escrow for prior business acquisition	—	1,000
Purchases of investments	(23,692)	(45,876)
Maturities of investments	17,067	83,879

Net cash used in investing activities	(17,301)	(35,025)

Cash flows from financing activities:
Repurchase of common stock	(20,058)	(40,082)
Minimum tax withholdings paid on behalf of employees for restricted stock	(4,701)	(5,241)
Repayment of debt to the Founders of ServerEngines Corporation	—	(26,897)
Proceeds from issuance of common stock under stock plans	4,790	4,559
Excess tax benefit from share-based compensation expense	448	893

Net cash used in financing activities	(19,521)	(66,768)

Effect of exchange rates on cash and cash equivalents	(274)	238

Net increase (decrease) in cash and cash equivalents	11,778	(73,966)
Cash and cash equivalents at beginning of period	131,160	248,813

Cash and cash equivalents at end of period	$142,938	$174,847

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Basis of Presentation

In the opinion of the management of Emulex Corporation (Emulex or the Company), the accompanying unaudited condensed consolidated financial statements contain adjustments which are normal recurring accruals necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows. Interim results for the three months and nine months ended April 1, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending July 1, 2012. The accompanying condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2011. The preparation of the condensed consolidated financial statements requires the use of estimates, and actual results could differ materially from management’s estimates.

The Company has a 52 or 53 week fiscal year that ends on the Sunday nearest to June 30. Accordingly, every fifth or sixth fiscal year will be a 53-week fiscal year. Fiscal year 2012 is a 52-week fiscal year. The last 53 week fiscal year was fiscal 2011.

Certain reclassifications have been made to prior year amounts to conform to current year’s presentation.

Consolidation of Facilities

During fiscal 2011, the Company commenced the consolidation of certain leased facilities in Colorado and Washington. The consolidation of facilities was completed during the first quarter of fiscal 2012. Total charges related to the facility consolidation and related workforce reductions were approximately $4.2 million, of which $1.1 million was recorded in fiscal 2012 and $3.1 million was recorded in fiscal 2011. The charges consisted primarily of salaries and benefits based on continuous employment of affected employees through the facility closure dates. In fiscal 2012, the charges were comprised of salaries and benefits expense of approximately $0.4 million, acceleration of rent expense of approximately $0.5 million, and other costs of approximately $0.2 million. In fiscal 2011, the charges were comprised of salaries and benefits expense of approximately $2.6 million, acceleration of fixed assets depreciation expense of approximately $0.3 million, and other costs of approximately $0.2 million.

Supplemental Cash Flow Information

	Nine Months Ended
	April 1, 2012	March 27, 2011
	(in thousands)
Cash paid during the period for:
Interest	$4	$16
Income taxes	$3,432	$7,856
Non-cash activities:
Purchases of property and equipment not paid, net	$142	$1,335
Settlement of other assets in conjunction with business acquisition	$—	$24,466	(1)

(1)	Related to the ServerEngines acquisition. See Note 2.

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

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The amendments result in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The amendments clarify the application of existing fair value measurement and disclosure requirements, including: a) application of the highest and best use and valuation premise concepts, b) measurement of the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and c) quantitative disclosure about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The amendments also change a particular principle or requirement for fair value measurement and disclosure, including: a) measurement of the fair value of financial instruments that are managed within a portfolio, b) application of premiums and discounts in a fair value measurement, and c) additional disclosure about fair value measurements. The amendments are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011, or the Company’s third quarter of fiscal year 2012. There was no impact to the Company’s financial statement disclosures upon adoption of this guidance in the interim period ended April 1, 2012.

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

2. Business Combinations

On August 25, 2010, the Company acquired 100% of the outstanding common stock of ServerEngines Corporation (ServerEngines), a privately-held, fabless semiconductor company located in Sunnyvale, California. The Company accounted for the acquisition using the purchase method of accounting in accordance with ASC 805, “Business Combinations.” The aggregate purchase price was approximately $135.7 million, including $54.8 million in cash, $67.4 million in common stock, $11.5 million in contingent consideration and $2.0 million in options assumed. Included in the common stock issued and contingent consideration was approximately 2.2 million shares of Emulex common stock held in escrow for up to 18 months from the acquisition date subject to certain standard representations and warranties defined in the merger agreement. The first half of the common stock in escrow was released on August 25, 2011, the first anniversary of the acquisition date. The second half of the common stock in escrow was released on February 25, 2012.

The contingent consideration was related to 4.0 million shares that are issuable upon achievement of two post-closing milestones. Approximately 2.5 million shares are tied to the employment of certain recipients, and were therefore accounted for as stock-based compensation over the service period. The Company recognized approximately $1.4 million of stock based compensation related to these 2.5 million shares in both the three months ended April 1, 2012 and March 27, 2011. The Company recognized approximately $4.1 million and $15.2 million of stock based compensation related to these 2.5 million shares during the nine months ended April 1, 2012 and March 27, 2011, respectively. The first post-closing milestone was met during the quarter ended December 26, 2010 in fiscal 2011.

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

Level 1 —	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 —	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Financial instruments measured at fair value on a recurring basis as of April 1, 2012 and July 3, 2011 are as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
April 1, 2012
Cash and cash equivalents	$142,938	$—	$—	$142,938
U.S. government securities	50,286	—	—	50,286
U.S. government sponsored entity securities	2,900	—	—	2,900
Corporate bonds	714	—	—	714
Marketable certificates of deposit	—	4,670	—	4,670

	$196,838	$4,670	$—	$201,508

July 3, 2011
Cash and cash equivalents	$131,160	$—	$—	$131,160
U.S. government securities	42,928	—	—	42,928
U.S. government sponsored entity securities	4,678	—	—	4,678
Corporate bonds	1,588	—	—	1,588
Marketable certificates of deposit	—	2,989	—	2,989

	$180,354	$2,989	$—	$183,343

The Company’s Level 2 securities were primarily valued based on information obtained from a third-party pricing service. To estimate fair value, the pricing service utilizes a pricing model for which all significant inputs are observable, either directly or indirectly from market data. These inputs include reported trades and broker/dealer quotes of the same or similar securities, issuer credit spreads, benchmark securities and other observable inputs.

There were no transfers between Level 1, Level 2, or Level 3 securities in the nine months ended April 1, 2012.

4. Investments

The Company’s portfolio of held-to-maturity investments consists of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
April 1, 2012
U.S. government securities	$50,278	$8	$—	$50,286
U.S. government sponsored entity securities	2,901	—	(1)	2,900
Corporate bonds	714	—	—	714
Marketable certificates of deposit	4,670	—	—	4,670

	$58,563	$8	$(1)	$58,570

July 3, 2011
U.S. government securities	$42,934	$—	$(6)	$42,928
U.S. government sponsored entity securities	4,680	—	(2)	4,678
Corporate bonds	1,587	1	—	1,588
Marketable certificates of deposit	2,989	—	—	2,989

	$52,190	$1	$(8)	$52,183

Investments at April 1, 2012 and July 3, 2011 were classified as follows:

	April 1, 2012	July 3, 2011
	(in thousands)
Short-term investments (maturities within one year)	$58,563	$37,025
Long-term investments (maturities longer than one year)	—	15,165

	$58,563	$52,190

5. Inventories

Inventories are summarized as follows:

	April 1, 2012	July 3, 2011
	(in thousands)
Raw materials	$9,248	$6,352
Finished goods	21,019	14,156

	$30,267	$20,508

As of April 1, 2012 and July 3, 2011, finished goods inventory includes approximately $2.9 million and $0.4 million, respectively, related to inventory owned by customers for which revenue has been deferred due to rights of return, the amounts for which cannot be reasonably estimated.

6. Goodwill and Intangible Assets, net

Goodwill relates to the purchase of Sierra Logic, Inc. in fiscal 2007, the purchase of a privately-held storage networking company in fiscal 2010 and the purchase of ServerEngines Corporation in fiscal 2011. There was no activity in goodwill during the nine months ended April 1, 2012.

Intangible assets, net, are as follows (in thousands):

	April 1, 2012			July 3, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Core technology and patents	$77,345	$(64,832)	$12,513	$77,345	$(61,052)	$16,293
Developed technology	198,100	(100,986)	97,114	198,100	(82,116)	115,984
Customer relationships	5,100	(4,704)	396	5,100	(3,831)	1,269
Tradename	6,339	(4,908)	1,431	6,339	(4,781)	1,558
Backlog	—	—	—	1,660	(1,660)	—
Other	707	(408)	299	707	(209)	498

	$287,591	$(175,838)	$111,753	$289,251	$(153,649)	$135,602

The intangible assets subject to amortization are being amortized on a straight-line basis over expected useful lives ranging from approximately two to ten years. Aggregate amortization expense for intangible assets for the three months ended April 1, 2012 and March 27, 2011, was approximately $6.8 million and $10.3 million, respectively. Aggregated amortization expense for intangible assets for the nine months ended April 1, 2012 and March 27, 2011, was approximately $23.8 million and $32.1 million, respectively.

Amortization expense of approximately $5.2 million and $8.5 million related to core and developed technology is included in cost of sales for the three months ended April 1, 2012 and March 27, 2011, respectively. Amortization expense of approximately $18.9 million and $24.6 million related to core and developed technology is included in cost of sales for the nine months ended April 1, 2012 and March 27, 2011, respectively.

The following table presents the estimated future aggregated amortization expense of intangible assets as of April 1, 2012 (in thousands):

2012 (remaining 3 months)	$6,750
2013	26,137
2014	25,832
2015	21,832
2016	20,901
Thereafter	10,301

$111,753

7. Accrued and Other Current Liabilities

Components of accrued and other current liabilities are as follows:

	April 1, 2012	July 3, 2011
	(in thousands)
Payroll and related costs	$17,029	$21,327
Warranty liability	2,359	2,166
Accrued rebates	9,600	10,546
Other	10,527	8,160

	$39,515	$42,199

The Company provides a warranty of between one to five years on its products. The Company records a provision for estimated warranty related costs at the time of sale based on historical product return rates and the Company’s estimates of future costs of fulfilling its warranty obligations. Changes to the warranty liability during nine months ended April 1, 2012 were:

(in thousands)
Balance at beginning of period	$2,166
Accrual for warranties issued	2,082
Changes to pre-existing warranties (including changes in estimates)	(740)
Settlements made (in cash or in kind)	(1,149)

Balance at end of period	$2,359

8. Commitments and Contingencies

Litigation

Broadcom Patent Infringement Litigation

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

After a nearly three week trial that ended October 6, 2011, the jury reached a partial verdict involving two out of the six patents. The Court determined that one of the patents (U.S. Patent 7,058,150) [the ‘150 patent] had been infringed by Emulex, and the jury rendered an advisory verdict on October 12, 2011 to the Court that it is not invalid, and awarded approximately $0.4 million in damages with respect to that patent. The jury reached a unanimous verdict of non-infringement on another patent relating to Emulex Fibre Channel switch products. A mistrial was declared concerning the remaining four patents for which no unanimous verdict was reached. On December 15, 2011, the Court issued judgments as a matter of law (JMOL) that the two patents, on which the jury had rendered advisory verdicts, were not invalid. On December 16, 2011, the Court issued an additional JMOL that one of the patents (U.S. Patent 7,471,691) [the ‘691 patent] had been infringed by Emulex. The ‘150 patent, particularly Claim 8 considered at the trial, pertains to the use of multiple lanes of phase interpolators, and products that utilize clock and data recovery (CDR) circuits in SerDes modules on an application specific integrated circuit (ASIC). The ‘691 patent, particularly Claim 7 considered at the trial, pertains to fibre channel arbitrated loop switch crossbars and scoreboards, and products that utilize specialized ASICs used in storage arrays and pass-through modules.

On March 16, 2012, the Court issued a decision concerning injunctive relief for the ‘150 and the ‘691 patents. The decision provided, in part, for a sunset period of 18 months relating to the ‘150 patent, starting on October 12, 2011. The decision further provided for a sunset period of 18 months relating to the ‘691 patent, starting on December 16, 2011. The affected products for the ‘150 patent include the BE2, BE3, XE201, and SOC 442 ASICs, products containing them, and products not colorably different from them. The affected products for the ‘691 patent include the SOC 320, SOC 422, and SOC 442 ASICs, products containing them, and products not colorably different from them. The sunset period allows the Company to sell the affected products to existing customers for specific customer devices, subject to limitations relating to when the products had been qualified and when certain firm orders had been placed. The decision further provided for the Company to pay a royalty of nine percent on all sales of such products made during the sunset period, and also provided that foreign sales (outside the U.S.) are beyond the scope of the suit. On April 3, 2012, the Court issued a Permanent Injunction which, with respect to both the ‘150 and ‘691 patents, further describe the prohibited activities, contain sunset provision terms including royalty rates and computations, limit the territory to allow sales of products that are manufactured outside the U.S. to customers located outside the U.S., permit design around efforts including modifications and design, development, and testing to eliminate infringement, and permit service and technical support for certain products. The Permanent Injunction refers to an Appendix to that Order, but no appendix was included when the Permanent Injunction was issued on April 3, 2012. The Appendix is to identify the permitted sunset sales, which would include the existing Emulex customers, the particular customer platform and the Emulex product or devices. On April 4, 2012, the Company filed a notice of appeal. On April 23, 2012, the Court stated that the Appendix is to be in final form by June 4, 2012.

On April 12, 2012, the Court scheduled the start of the re-trial relating to the ‘194 family of patents that the previous jury could not reach a unanimous verdict on for April 2, 2013. The previous trial involved the following patents in the ‘194 family: U.S. Patent 6,424,194, Claim 1; U.S. Patent 7,486,124, Claim 5; and U.S. Patent 7,724,057, Claim 42, all of which pertain to circuitry used to deserialize signals. The Court has not issued any rulings with respect to these remaining three patents.

While the Company has contractual commitments from its suppliers concerning the defense and indemnification of certain Broadcom claims relating to certain technology provided by such suppliers, it cannot be certain that such defense and indemnification obligations will be promptly honored by such suppliers. This lawsuit continues to present risks that could have a material adverse effect on the Company’s business, financial condition, or results of operations, including loss of patent rights, monetary damages, and injunction against the sale of accused products. The Company continues to present a vigorous post-trial defense against this lawsuit, filed a formal appeal of the previous infringement verdicts, damages and judgments on April 4, 2012. The Company accrued the approximately $0.4 million of damages liability relating to the ‘150 patent during its quarter ended October 2, 2011 as a result of the jury’s determination rendered on October 12, 2011 that the Company is to pay such damages to Broadcom. The Company also accrued approximately $0.5 million of royalty liability during its quarter ended April 1, 2012 as a result of the decision of the Court on March 16, 2012. The Company is currently unable to determine whether any further loss will occur or to estimate the range of any such further loss.

Other Litigation

On November 9, 2009, the Company filed a lawsuit against Broadcom alleging that Broadcom had acted in an anticompetitive manner in violation of federal antitrust laws, as well as made defamatory statements and engaged in acts of unfair competition. The complaint seeks actual and punitive damages, attorneys’ fees and costs, and injunctive relief against Broadcom. On January 4, 2010, the Company filed an amended complaint. The amended complaint alleges that Broadcom has acted in an anticompetitive manner in violation of federal antitrust laws and made defamatory statements. The amended complaint seeks actual and punitive damages, attorneys’ fees and costs, and injunctive relief. On June 7, 2010, the Court denied Broadcom’s motion to dismiss the Company’s first amended complaint and to strike the Company’s defamation claim. On April 4, 2012, the Court granted the parties order on joint stipulation to dismiss this lawsuit without prejudice.

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

Other Commitments and Contingencies

The Company has recorded approximately $34.0 million of liabilities associated with uncertain tax positions as of April 1, 2012 for which a reasonably reliable estimate of the period of payment cannot be made.

The Company has entered into various agreements for professional services, non-recurring engineering, and purchases of inventory. As of April 1, 2012, the Company’s obligations associated with such agreements were approximately $64.7 million.

In addition, the Company provides limited indemnification in selected circumstances within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringement of certain intellectual property, and in some limited cases against bodily injury or damage to real or tangible personal property caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. As of April 1, 2012, the Company has not incurred any significant costs related to indemnification of its customers.

9. Treasury Stock

In early August 2008, the Company’s Board of Directors authorized a plan to repurchase up to $100.0 million of its outstanding common stock. In April 2009, upon receipt of an unsolicited acquisition proposal and related tender offer of Broadcom Corporation to acquire the Company, the Company’s Board of Directors elected to temporarily suspend any activity under the share repurchase plan. In light of Broadcom allowing its tender offer to expire on July 14, 2009, Emulex’s Board of Directors elected to reactivate the $100.0 million share repurchase plan effective July 15, 2009. As of April 1, 2012, the Company has repurchased approximately 9.0 million shares of its common stock for an aggregate purchase price of approximately $78.4 million at an average purchase price of $8.67 per share under this plan. Approximately 2.9 million shares for an aggregate purchase price of approximately $20.1 million at an average purchase price of $6.83 per share were purchased during the nine months ended April 1, 2012. Approximately $21.6 million is available under this program after these repurchases. The Company may repurchase additional shares from time-to-time in open market purchases or privately negotiated transactions. It is expected that any future share repurchases will be financed by available cash balances and cash from operations. The Company’s Board of Directors has not set an expiration date for the plan.

10. Stock-Based Compensation

The assumptions utilized to compute the fair value of stock option grants under the 2005 Equity Incentive Plan (Equity Incentive Plan) and the 1997 Stock Award Plan for Non-Employee Directors (Director Plan) for the three and nine months ended April 1, 2012 and March 27, 2011 were:

	Three Months Ended		Nine Months Ended
	April 1, 2012 (1)	March 27, 2011 (1)	April 1, 2012	March 27, 2011
Expected volatility	N/A	N/A	45% – 47%	39% — 45%
Weighted average expected volatility	N/A	N/A	46%	43%
Expected dividends	N/A	N/A	—	—
Expected term (in years)	N/A	N/A	3.57 – 5.57	3.34 — 5.34
Weighted average expected term (in years)	N/A	N/A	4.41	4.16
Risk-free rate	N/A	N/A	0.67% – 1.22%	0.69% — 1.80%

(1)	No options were granted during both the three months ended April 1, 2012 and March 27, 2011.

The assumptions utilized to compute the fair value of the compensatory element related to the shares to be purchased under the Emulex Corporation Employee Stock Purchase Plan (Purchase Plan) for the three and nine months ended April 1, 2012 and March 27, 2011 were:

	Three Months Ended		Nine Months Ended
	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011
Expected volatility	45%	37%	45%	37%
Expected dividends	—	—	—	—
Expected term (in years)	0.49	0.49	0.49	0.49
Risk-free rate	0.06%	0.18%	0.06%	0.18%

A summary of stock-based compensation expense, by functional line item in the condensed consolidated statements of operations is as follows:

	Three Months Ended April 1, 2012	Three Months Ended March 27, 2011	Nine Months Ended April 1, 2012	Nine Months Ended March 27, 2011
	(in thousands)
Cost of revenues	$223	$424	$990	$1,319
Engineering	2,547	3,223	7,831	12,740
Sales and marketing	938	1,333	2,874	3,584
General and administrative	2,149	2,455	6,741	13,748

	$5,857	$7,435	$18,436	$31,391

A summary of stock option activity for the nine months ended April 1, 2012 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Options outstanding at July 3, 2011	7,099,171	$16.30	2.82	$1.5
Options granted	189,000	$7.68
Options exercised	(235,005)	$8.15
Options expired	(2,518,480)	$21.74
Options forfeited	(23,790)	$8.18

Options outstanding at April 1, 2012	4,510,896	$13.38	3.09	$3.5

A summary of unvested stock awards activity for nine months ended April 1, 2012 is as follows:

	Number of Awards	Weighted Average Grant Date Fair Value
Awards outstanding and unvested at July 3, 2011	3,615,080	$10.17
Awards granted	1,584,046	$7.58
Awards vested	(1,570,786)	$9.79
Awards forfeited	(188,968)	$9.98

Awards outstanding and unvested at April 1, 2012	3,439,372	$9.16

As of April 1, 2012, there was approximately $18.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. Such cost is expected to be recognized over a weighted-average period of approximately 1.2 years.

At Emulex’s Annual Shareholders Meeting on November 29, 2011, the shareholders approved an increase in the number of shares authorized under the Purchase Plan by 1.5 million shares. As of April 1, 2012, including the shares newly authorized, the Company anticipates that the number of shares authorized under the Equity Incentive Plan, the Director Plan, the Purchase Plan, and nine other stock-based plans, which are closed for future grants but have options outstanding, are sufficient to cover future stock option exercises, restricted stock awards, and shares that will be purchased under the Purchase Plan during the next six month option period from November 1, 2011 to April 30, 2012.

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

Realization of deferred tax assets is principally dependent upon the achievement of future taxable income, the estimation of which requires significant management judgment. Assumptions regarding future profitability may change due to many factors, including future market conditions and the Company’s ability to successfully execute its business plans and/or tax planning strategies. These changes, if any, may require material adjustments to these deferred tax asset balances. Due to uncertainties surrounding the realization of the Company’s cumulative federal and state capital loss carryforwards, Massachusetts research credit carryforwards, California research credit carryforwards and other California deferred tax assets, the Company previously recorded a full valuation allowance against the portion of its deferred tax assets relating to such items. On a quarterly basis, the Company reassesses the need for these valuation allowances based on operating results and its assessment of the likelihood of future taxable income and developments in the relevant tax jurisdictions. The Company continues to maintain a valuation allowance against these deferred tax assets as of April 1, 2012 since the Company believes it is more likely than not that such deferred tax assets will not be realized.

As of April 1, 2012, the liability for income taxes associated with uncertain tax positions was $34.0 million for which a reasonably reliable estimate for the period of payment cannot be made. If the potential benefit from such uncertain tax positions were fully recognized in the Company’s tax provision, approximately $31.4 million of such liability would reduce the Company’s effective tax rate. Absent any resolution of the on-going audit by the Internal Revenue Service (IRS) discussed below, the Company does not expect that the liability for its unrecognized tax positions will change significantly within the next 12 months.

The Company’s federal income tax returns for fiscal years 2008 to 2011 and California income tax returns for fiscal years 2007 to 2011 are subject to audit as the statute of limitations has not yet expired. The Company’s federal income tax return for fiscal years 2008 and 2009 are currently under examination by the IRS. Additionally, the IRS is examining an amended return filed for fiscal year 2007. The Company is also currently under audit by various state and international taxing authorities. While the Company strives to resolve open matters with each tax authority at the examination level, it may decide to challenge any assessments that may be made, and may exercise its right to appeal. The Company has accrued for what it believes are adequate amounts of tax and related interest, if any, that may result from these examinations. Such accruals are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues, and issuance of new legislation, regulations or case law. If the ultimate resolution of these audits are substantially different from Management’s estimate of any potential associated liabilities, the resulting audit adjustments could have a material adverse effect on the Company’s tax provision, net income and cash flows.

12. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011
	(in thousands, except per share data)		(in thousands, except per share data)
Numerator — Net income (loss)	$8,679	$(18,316)	$16,514	$(67,916)
Less: Undistributed earnings allocated to participating securities	(8)	—	(16)	—

Undistributed earnings allocated to common shareholders for basic net income (loss) per share	$8,671	$(18,316)	$16,498	$(67,916)

Undistributed earnings allocated to common shareholders for diluted net income (loss) per share	$8,671	$(18,316)	$16,498	$(67,916)

Denominator:
Denominator for basic net income (loss) per share — weighted average shares outstanding	86,495	87,278	86,421	85,416
Dilutive options outstanding, unvested stock units and ESPP	2,023	—	1,948	—

Denominator for diluted net income (loss) per share — adjusted weighted average shares outstanding	88,518	87,278	88,369	85,416

Basic net income (loss) per share	$0.10	$(0.21)	$0.19	$(0.80)

Diluted net income (loss) per share	$0.10	$(0.21)	$0.19	$(0.80)

Antidilutive options and unvested stock excluded from the computations	4,421	7,786	5,616	8,949

Average market price of common stock	$9.84	$11.31	$8.26	$10.66

The antidilutive stock options and unvested stock were excluded from the computation of diluted net income (loss) per share due to the assumed proceeds from the award’s exercise or vesting being greater than the average market price of the common shares or due to the Company incurring a net loss for the periods presented.

13. Comprehensive Income (Loss)

Components of comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011
	(in thousands)		(in thousands)
Net income (loss)	$8,679	$(18,316)	$16,514	$(67,916)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income taxes	392	196	(816)	327

	$9,071	$(18,120)	$15,698	$(67,589)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Emulex designs and markets high speed enterprise-class products that are used to connect servers and storage arrays. The world’s leading server and storage Original Equipment Manufacturers (OEMs) depend on our broad range of products to help build high performance, highly reliable, and scalable Fibre Channel Storage Area Networks (SAN) and Ethernet Converged Networking solutions.

Our Company operates within a single business segment that has two primary market-focused product lines. Beginning the first quarter of fiscal 2012, these primary product lines are Network Connectivity Products (NCP) and Storage Connectivity Products (SCP). We believe this new product line reporting is more consistent with how third party analysts view our addressable markets, and will provide a more transparent view of our business.

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

SCP includes our InSpeed®, FibreSpy®, switch-on-a-chip (SOC) or backend connectivity, bridge, and router products. SCP are deployed inside storage arrays, tape libraries, and other storage appliances, and connect storage controllers to storage capacity, delivering improved performance, reliability, and connectivity. Our products use industry standard protocols including Fibre Channel, Serial Attached Small Computer Interface (SAS), and Serial Advanced Technology Attachment (SATA).

Our Advanced Technology and Other Products (ATP) category primarily consists of Integrated Baseboard Management Controllers (iBMC), OneCommand® Vision products, certain legacy products and other products and services.

We rely almost exclusively on OEMs and sales through distribution channels for our revenue. Our significant OEM customers include the world’s leading server and storage providers, including Cisco Systems, Inc. (Cisco), Dell Inc. (Dell), EMC Corporation (EMC), Fujitsu Ltd. (Fujitsu), Groupe Bull (Bull), Hewlett-Packard Company (Hewlett-Packard), Hitachi Data Systems (HDS), Hitachi Limited (Hitachi), Huawei Technologies Company Ltd. (Huawei), Intel Corporation (Intel), International Business Machines Corporation (IBM), NEC Corporation (NEC), Network Appliance, Inc. (NetApp), Oracle Corporation (Oracle), Quantum Corporation (Quantum), Unisys Corporation (Unisys), and Xyratex Ltd. (Xyratex). Our significant distributors include ASI Computer Technologies, Inc. (ASI), Avnet, Inc. (Avnet), Digital China Technology Limited, Info X Distribution, LLC (Info X), Ingram Micro Inc. (Ingram Micro), Macnica Networks Corporation (Macnica), Netmarks Inc. (Netmarks), SYNNEX Corporation (SYNNEX), Tech Data Corporation (Tech Data), and Tokyo Electron Device Ltd. (TED). The market for networking infrastructure solutions is concentrated among large OEMs, and as such, a significant portion of our revenues are generated from sales to a limited number of customers.

As of April 1, 2012, we had a total of 997 employees.

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

Consolidation of Facilities

During fiscal 2011, we commenced the consolidation of certain leased facilities in Colorado and Washington. The consolidation of facilities was completed during the first quarter of fiscal 2012. Total charges related to the facility consolidation and related workforce reductions were approximately $4.2 million, of which $1.1 million was recorded in fiscal 2012 and $3.1 million was recorded in fiscal 2011. The charges consisted primarily of salaries and benefits based on continuous employment of affected employees through the facility closure dates. In fiscal 2012, the charges were comprised of salaries and benefits expense of approximately $0.4 million, acceleration of rent expense of approximately $0.5 million, and other costs of approximately $0.2 million. In fiscal 2011, the charges were comprised of salaries and benefits expense of approximately $2.6 million, acceleration of fixed assets depreciation expense of approximately $0.3 million, and other costs of approximately $0.2 million.

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

Product Redesign Activities

Broadcom Corporation (Broadcom) filed a consolidated patent infringement suit against us during fiscal 2010. After a nearly three week trial that ended October 6, 2011, the jury reached a partial verdict involving two out of the six patents. The Court determined that one of the patents (U.S. Patent 7,058,150) [the ‘150 patent] had been infringed by us, and the jury rendered an advisory verdict on October 12, 2011 to the Court that the ‘150 patent is not invalid, and awarded approximately $0.4 million in damages related to that patent. The jury reached a unanimous verdict of non-infringement on another patent relating to Emulex Fibre Channel switch products. A mistrial was declared on the remaining four patents for which no unanimous verdict was reached. Subsequent to the trial, the Court issued orders consistent with the advisory verdicts of invalidity, and issued an order that one additional patent (U.S. Patent 7,471,691) [the ‘691 patent] had been infringed by us. On March 16, 2012, the Court issued a decision concerning injunctive relief for the ‘150 and the ‘691 patents. The decision provided, in part, for a sunset period of 18 months relating to the ‘150 patent, starting on October 12, 2011. The decision further provided for a sunset period of 18 months relating to the ‘691 patent, starting on December 16, 2011. The affected products for the ‘150 patent include the BE2, BE3, XE201, and SOC 442 ASICs, products containing them, and products not colorably different from them. The affected products for the ‘691 patent include the SOC 320, SOC 422, and SOC 442 ASICs, products containing them, and products not colorably different from them. The sunset period allows Emulex to sell the affected products to existing customers for specific customer devices, subject to limitations relating to when the products had been qualified by the customers and when certain firm orders had been placed. The decision further provided for Emulex to pay a royalty of nine % on all sales of such products made during the sunset period. The decision also provided that foreign sales (outside the U.S.) are beyond the scope of the suit. On April 3, 2012, the Court issued a Permanent Injunction which, with respect to both the ‘150 and ‘691 patents, further describe the prohibited activities, contain sunset provision terms including royalty rates and computations, limit the territory to allow sales of products that are manufactured outside the U.S. to customers located outside the U.S., permit design around efforts including modifications and design, development, and testing to eliminate infringement, and permit service and technical support for certain products. On April 4, 2012, we filed a notice of appeal. In connection with the October 12, 2011 verdict, we accrued approximately $0.4 million in damages during our first quarter ended October 2, 2011. In connection with the March 16, 2012 injunction decision of the Court, we accrued approximately $0.5 million in royalty liability in our third quarter ended April 1, 2012 for the sales of affected products from the beginning of the sunset periods through the end of the quarter.

As a result of the suit, we expect to incur incremental mitigation and appeal related expenses during the next 12 to 15 months in the range of $15 million – $25 million. Engineering and development costs will include expenses for activities to redesign, design around, modify, design, develop, test and requalify certain of our affected products during the sunset period, and to implement our end of life processes in the U.S. for certain other affected products. Sales and marketing costs are likely to include expenses for customer support, pre-production samples, education and training, and other miscellaneous costs. General and administrative costs will include expenses for our appeal of the previous verdicts and judgments. See Note 8 in the notes to the condensed consolidated financial statements under the caption “Litigation” in Part I, Item 1 of this Form 10-Q.

Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements included elsewhere herein.

	Percentage of Net Revenues		Percentage of Net Revenues
	Three Months Ended		Nine Months Ended
	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011
Net revenues	100%	100%	100%	100%
Cost of sales
Cost of goods sold	37	37	37	37
Amortization of core and developed technology intangible assets	4	8	5	8

Cost of sales	41	45	42	45

Gross profit	59	55	58	55

Operating expenses:
Engineering and development	32	38	33	37
Selling and marketing	13	14	12	13
General and administrative	7	11	8	13
Amortization of other intangible assets	1	2	1	3
In process research and development impairment	—	5	—	2

Total operating expenses	53	70	54	68

Operating income (loss)	6	(15)	4	(13)

Non-operating income (expense), net:
Interest income	—	—	—	—
Interest expense	—	—	—	—
Impairment of strategic investment	—	—	—	—
Other expense, net	—	(8)	—	(3)

Total non-operating income (expense), net	—	(8)	—	(3)

Income (loss) before income taxes	6	(23)	4	(16)

Income tax (benefit) provision	(1)	(7)	—	5

Net income (loss)	7%	(16)%	4%	(21)%

Three months ended April 1, 2012, compared to three months ended March 27, 2011

Net Revenues. Net revenues for the third quarter of fiscal 2012 ended April 1, 2012, increased by approximately $13.7 million, or 12%, to approximately $125.7 million, compared to approximately $112.0 million for the same quarter of fiscal 2011 ended March 27, 2011.

Net Revenues by Product Line

Net revenues by product line were as follows:

	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Net Revenues by Product Line
(in thousands)	Three Months Ended April 1, 2012	Percentage of Net Revenues	Three Months Ended March 27, 2011	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
Network Connectivity Products	$91,127	73%	$83,893	75%	$7,234	9%
Storage Connectivity Products	27,855	22%	21,012	19%	6,843	33%
Advanced Technology & Other Products	6,764	5%	7,177	6%	(413)	(6)%

Total net revenues	$125,746	100%	$112,082	100%	$13,664	12%

NCP primarily consists of standup HBAs, mezzanine cards, I/O ASICs, ULOMs, and UCNAs. For the three months ended April 1, 2012, our Fibre Channel based products accounted for approximately 70% of total NCP revenues, however, our Ethernet based products revenue grew by more than 100% compared to the same period in the prior year. The increase in our NCP revenue for the three months ended April 1, 2012 compared to the three months ended March 27, 2011 was primarily due to an increase in units shipped of approximately 31%, partially offset by a decrease in average selling price of approximately 17%.

SCP primarily consists of our InSpeed®, FibreSpy®, SOC or backend connectivity, and bridge and router products. For the three months ended April 1, 2012, our bridging products revenue grew by approximately 87%. The increase in our SCP net revenue for the three months ended April 1, 2012 compared to the three months ended March 27, 2011 was primarily due to an increase in units shipped of approximately 87%, partially offset by a decrease in average selling price of approximately 29%.

ATP primarily consists of our iBMCs, which are products previously sold by ServerEngines prior to our acquisition on August 25, 2010, OneCommand® Vision software products, certain legacy products and other products and services. For the three months ended April 1, 2012, our iBMC based products accounted for the majority of total ATP revenues. The decrease in our ATP revenue for the three months ended April 1, 2012 was primarily due to a decrease in units shipped of approximately 21%, partially offset by an increase in average selling price of approximately 19%.

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

	Net Revenues by Major Customers
	Direct Revenues		Total Direct and Indirect Revenues (2)
	Three Months Ended April 1, 2012	Three Months Ended March 27, 2011	Three Months Ended April 1, 2012	Three Months Ended March 27, 2011
Net revenue percentage (1):
OEM:
EMC	—	—	11%	—
Hewlett-Packard	24%	20%	28%	24%
IBM	27%	22%	31%	30%

(1)	Amounts less than 10% are not presented.
(2)	Customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.

Direct sales to our top five customers accounted for approximately 70% of total net revenues for the three months ended April 1, 2012, compared to approximately 62% for the three months ended March 27, 2011. Direct and indirect sales to our top five customers accounted for approximately 82% of total net revenues for the three months ended April 1, 2012, compared to approximately 79% for the three months ended March 27, 2011. Our net revenues from customers can be significantly impacted by changes to our customers’ business and their business models.

Net Revenues by Sales Channel

Net revenues by sales channel were as follows:

	Net Revenues by Sales Channel
(in thousands)	Three Months Ended April 1, 2012	Percentage of Net Revenues	Three Months Ended March 27, 2011	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
OEM	$115,327	92%	$97,085	87%	$18,242	19%
Distribution	10,282	8%	14,989	13%	(4,707)	(31)%
Other	137	—	8	—	129	1,613%

Total net revenues	$125,746	100%	$112,082	100%	$13,664	12%

The increase in OEM net revenues for the three months ended April 1, 2012 compared to the three months ended March 27, 2011 was primarily due to an increase of approximately 31% in SCP revenues combined with an increase of approximately 17% in NCP revenues generated through our OEMs. The decrease in distribution net revenues for the three months ended April 1, 2012 compared to the three months ended March 27, 2011 was primarily due to a decrease of approximately 31% in NCP net revenues generated through distribution partners. We believe that our net revenues are being generated primarily as a result of product certifications and qualifications with our OEM customers, which take products directly and indirectly through distribution and contract manufacturers. We view product certifications and qualifications as an important indicator of our future revenue opportunities and growth. However, product certifications and qualifications do not necessarily ensure continued market acceptance of our products by our OEM customers. It is also very difficult to determine the future impact, if any, of product certifications and qualifications on our revenues.

Net Revenues by Geographic Territory

Our net revenues by geographic territory based on billed-to location were as follows:

	Net Revenues by Geographic Territory
(in thousands)	Three Months Ended April 1, 2012	Percentage of Net Revenues	Three Months Ended March 27, 2011	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
Asia Pacific	$67,461	54%	$58,827	53%	$8,634	15%
United States	40,100	32%	33,858	30%	6,242	18%
Europe, Middle East, and Africa	17,919	14%	17,268	15%	651	4%
Rest of the world	266	—	2,129	2%	(1,863)	(88)%

Total net revenues	$125,746	100%	$112,082	100%	$13,664	12%

We believe the increase in Asia Pacific net revenues and decrease in Europe, Middle East, and Africa (EMEA) and rest of the world net revenues as a percentage of total net revenues for the three months ended April 1, 2012 compared to the three months ended March 27, 2011 was primarily due to our OEM customers continuing to migrate towards using contract manufacturers that are predominately located in Asia Pacific. However, as we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues based on billed-to location may not be reflective of the geographic mix of end-user demand or installations.

Gross Profit. Gross profit consists of net revenues less cost of sales. Our gross profit was as follows (in thousands):

Gross Profit
Three Months Ended April 1, 2012	Percentage of Net Revenues	Three Months Ended March 27, 2011	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$74,759	59%	$61,488	55%	$13,271	4%

Cost of sales includes the cost of producing, supporting, and managing our supply of finished products. Cost of sales also included approximately $5.2 million and $8.5 million of amortization of technology intangible assets for the three months ended April 1, 2012 and March 27, 2011, respectively. Approximately $0.2 million and $0.4 million of share-based compensation expense was also included in cost of sales for the three months ended April 1, 2012 and March 27, 2011, respectively. Gross margin percentage was favorably impacted due to higher volume and product mix, partially offset by approximately $0.5 million in royalty expenses related to the Permanent Injunction granted by the Court to Broadcom on March 16, 2012 for the sale of affected products from the beginning of the sunset period through April 1, 2012. Although gross margin improved in the three months ended April 1, 2012, we expect the trend toward increased sales of lower margin products to continue in the future.

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

Engineering and Development
Three Months Ended April 1, 2012	Percentage of Net Revenues	Three Months Ended March 27, 2011	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$40,361	32%	$42,660	38%	$(2,299)	(6)%

Engineering and development expenses for the three months ended April 1, 2012 compared to the three months ended March 27, 2011 decreased approximately $2.3 million, or 5%. Approximately $2.5 million and $3.2 million of share-based compensation expense were included in engineering and development costs for the three months ended April 1, 2012 and March 27, 2011, respectively, with approximately $0.5 million being related to the ServerEngines acquisition for both the three months ended April 1, 2012 and March 27, 2011. Engineering and development headcount increased to 641 at April 1, 2012, from 629 at March 27, 2011. The increase in headcount resulted in a net increase in salary expense of approximately $0.4 million. The reduction in engineering and development expenses during the three months ended April 1, 2012 was also due to a decrease in non-recurring engineering, prototypes, and related costs associated with new product development of approximately $1.4 million, and lower depreciation expense of approximately $0.6 million. Although engineering and development expenses decreased in the current three month period compared to the same period in the prior year, we plan on continuing to invest in engineering and development. In addition, as a result of the Permanent Injunction granted by the Court to Broadcom on March 16, 2012, we expect to incur incremental engineering and development expenses to redesign our impacted products over the next 12 to 15 months. See “Product Redesign Activities” elsewhere in Part I, Item 2 of this Form 10-Q.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, and related expenses for personnel engaged in the marketing and sales of our products, as well as trade shows, product literature, promotional support costs, and other advertising related costs. Sales and marketing expenses were as follows (in thousands):

Selling and Marketing
Three Months Ended April 1, 2012	Percentage of Net Revenues	Three Months Ended March 27, 2011	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$15,897	13%	$15,347	14%	$550	(1)%

Selling and marketing expenses for the three months ended April 1, 2012 compared to the three months ended March 27, 2011 increased approximately $0.6 million, or 4%. Approximately $0.9 million and $1.3 million of share-based compensation expense were included in selling and marketing costs for the three months ended April 1, 2012 and March 27, 2011, respectively. Selling and marketing headcount increased to 150 at April 1, 2012 from 138 at March 27, 2011. The increase in headcount resulted in a net increase of approximately $0.6 million in salary and related expenses as compared to the same period in fiscal 2011. The remaining increase in selling and marketing expenses during the three months ended April 1, 2012 was primarily due to an increase in marketing and advertising costs of approximately $0.4 million. We will continue to closely manage and target advertising, market promotions, and brand awareness expenses for our new and existing products in an effort to provide overall revenue growth. As a result of the Permanent Injunction granted by the Court to Broadcom on March 16, 2012, we also expect to incur incremental sales and marketing expenses to requalify and recertify our impacted products with customers over the next 12 to 15 months. See “Product Redesign Activities” elsewhere in Part I, Item 2 of this Form 10-Q.

General and Administrative. Ongoing general and administrative expenses consist primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees, and other corporate expenses. General and administrative expenses were as follows (in thousands):

General and Administrative
Three Months Ended April 1, 2012	Percentage of Net Revenues	Three Months Ended March 27, 2011	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$8,820	7%	$12,106	11%	$(3,286)	(4)%

General and administrative expenses for the three months ended April 1, 2012 compared to the three months ended March 27, 2011 decreased approximately $3.3 million, or 27%. Approximately $2.1 million and $2.5 million of share-based compensation expense were included in general and administrative costs for the three months ended April 1, 2012 and March 27, 2011, respectively, with approximately $0.8 million being related to the ServerEngines acquisition for both the three months ended April 1, 2012 and March 27, 2011. General and administrative headcount decreased slightly to 139 at April 1, 2012 from 141 at March 27, 2011. The slight decrease in headcount resulted in a net decrease of approximately $0.2 million in salary and related expenses as compared to the same period in fiscal 2011. The remaining change was primarily due to a decrease in litigation costs of approximately $2.3 million.

Amortization of Other Intangible Assets. Amortization of other intangible assets consists of amortization of intangible assets such as patents, customer relationships, tradenames with estimable lives, covenants not to compete, and backlog. Amortization expense was as follows (in thousands):

Amortization of Other Intangible Assets
Three Months Ended April 1, 2012	Percentage of Net Revenues	Three Months Ended March 27, 2011	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$1,603	1%	$1,762	2%	$(159)	(1)%

Amortization of other intangible assets for the three months ended April 1, 2012 compared to the three months ended March 27, 2011 decreased by approximately $0.2 million, or 9%. The decrease was primarily due to certain intangible assets being fully amortized in the first quarter of fiscal 2012.

In-Process Research and Development Impairment. In-process research and development impairment represents impairment of an in-process research and development intangible asset (IPR&D). Our impairment of in process research and development was as follows (in thousands):

In-Process Research and Development Impairment
Three Months Ended April 1, 2012	Percentage of Net Revenues	Three Months Ended March 27, 2011	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
—	—	$6,000	5%	$(6,000)	(5)%

We did not record any impairment charges for in-process research and development during the three months ended April 1, 2012. During the three months ended March 27, 2011, the business climate for the product associated with the IPR&D from the acquisition of a privately-held company in fiscal 2010 deteriorated significantly as the technology was no longer expected to be designed into customer products and was determined to be other than temporary and thus, the entire amount of the IPR&D of approximately $6.0 million was impaired during the three months ended March 27, 2011.

Non-operating Expense, net. Non-operating expense, net, consists primarily of interest income, interest expense, and other non-operating income and expense items. Our non-operating expense, net, was as follows (in thousands):

Non-operating Expense, net
Three Months Ended April 1, 2012	Percentage of Net Revenues	Three Months Ended March 27, 2011	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$(268)	—%	$(9,253)	(8)%	$(8,985)	(8%)

Our non-operating expense, net, for the three months ended April 1, 2012 compared to the three months ended March 27, 2011 decreased approximately $9.0 million, or 97%. The decrease in non-operating expense was primarily due to a non-recurring impairment charge of approximately $9.2 million related to our equity investment in a privately-held company during the three months ended March 27, 2011. During the three months ended March 27, 2011, the business climate of the privately-held company deteriorated significantly as the technology was no longer expected to be designed into customer products and was determined to be other than temporary and thus, the fair value of the privately-held company was deemed to be zero. As a result, the entire investment of approximately $9.2 million in the privately-held company was impaired.

Income Taxes. Income taxes were as follows (in thousands):

Income Taxes
Three Months Ended April 1, 2012	Percentage of Net Revenues	Three Months Ended March 27, 2011	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$(869)	(1)%	$(7,324)	(7)%	$6,455	6%

Income taxes for the three months ended April 1, 2012 compared to the three months ended March 27, 2011 increased approximately $6.5 million. Our effective tax benefit rate was approximately 11% and 29% for the three months ended April 1, 2012 and March 27, 2011, respectively. The decrease in our effective tax benefit rate for the three months ended April 1, 2012 compared to the three months ended March 27, 2011 was primarily due to higher projected worldwide income and an increase in the mix of earnings from U.S. versus international locations, which were partially offset by a reduction in non-deductible stock-based compensation expense related to the ServerEngines acquisition. In addition, our effective tax benefit rate for the three months ended March 27, 2011 was favorably impacted by the release of certain ASC 740 liabilities as a result of the expiration of the statute of limitations that was partially offset by a non-deductible impairment charge in such prior year.

We expect the annual effective tax benefit rate for fiscal 2012 to be approximately 16%. Our expected annual effective tax rate is lower than the U.S. federal statutory rate primarily due to the mix of earnings in international versus U.S. tax jurisdictions that are generally subject to lower statutory income tax rates. Changes in the mix of U.S. versus international earnings and changing tax laws could affect our actual tax expense for the full fiscal year 2012. As estimates and judgments are used to project such earnings, the impact to our tax provision could vary if the current planning or assumptions change. In addition, we do not forecast discrete events, such as a settlement of tax audits with governmental authorities or changes in tax laws, due to their inherent uncertainty. Such discrete events could materially impact our tax expense. As the tax rate is driven by various factors, it is not possible to estimate our future tax rate with a high degree of certainty.

Nine months ended April 1, 2012, compared to nine months ended March 27, 2011

Net Revenues. Net revenues for the nine months ended April 1, 2012, increased by approximately $43.6 million, or 13%, to approximately $372.8 million compared to approximately $329.2 million for the nine months ended March 27, 2011.

Net Revenues by Product Line

Net revenues by product line were as follows:

	Net Revenues by Product Line
(in thousands)	Nine Months Ended April 1, 2012	Percentage of Net Revenues	Nine Months Ended March 27, 2011	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
Network Connectivity Products	$274,336	74%	$252,359	77%	$21,977	9%
Storage Connectivity Products	79,320	21%	59,308	18%	20,012	34%
Advanced Technology & Other Products	19,158	5%	17,510	5%	1,648	9%

Total net revenues	$372,814	100%	$329,177	100%	$43,637	13%

Fibre Channel based products accounted for approximately 75% of our total NCP revenues in the nine months ended April 1, 2012. However, our Ethernet based products revenue within NCP also grew by nearly 100% compared to the same period in the prior year. The increase in our NCP revenue for the nine months ended April 1, 2012 compared to the nine months ended March 27, 2011 was primarily due to an increase in units shipped of approximately 25%, partially offset by a decrease in average selling price of approximately 13%.

Within SCP, Bridging products revenue grew by more than 40% for the nine months ended April 1, 2012. The increase in our SCP net revenue for the nine months ended April 1, 2012 compared to the nine months ended March 27, 2011 was primarily due to an increase in units shipped of approximately 49%, partially offset by a decrease in average selling price of approximately 10%.

For the nine months ended April 1, 2012, our iBMC based ATP revenues accounted for the majority of total ATP revenues. The increase in our ATP revenue for the nine months ended April 1, 2012 was primarily due to an increase in units shipped of approximately 48%, which includes units shipped for a full nine months in the current period, partially offset by an decrease in average selling price of approximately 26%.

Net Revenues by Major Customers

Customers whose direct net revenues, or total direct and indirect net revenues (including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties), exceeded 10% of our net revenues were as follows:

	Net Revenues by Major Customers
	Direct Revenues		Total Direct and Indirect Revenues (2)
	Nine Months Ended April 1, 2012	Nine Months Ended March 27, 2011	Nine Months Ended April 1, 2012	Nine Months Ended March 27, 2011
Net revenue percentage (1):
OEM:
EMC	—	—	—	10%
Hewlett-Packard	24%	18%	26%	21%
IBM	31%	24%	35%	33%

(1)	Amounts less than 10% are not presented.
(2)	Customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.

Direct sales to our top five customers accounted for approximately 71% of total net revenues for the nine months ended April 1, 2012, compared to approximately 62% for the nine months ended March 27, 2011. Direct and indirect sales to our top five customers accounted for approximately 81% of total net revenues for the nine months ended April 1, 2012, compared to approximately 79% for the nine months ended March 27, 2011. Our net revenues from customers can be significantly impacted by changes to our customers’ business and their business models.

Net Revenues by Sales Channel

Net revenues by sales channel were as follows:

	Net Revenues by Sales Channel
(in thousands)	Nine Months Ended April 1, 2012	Percentage of Net Revenues	Nine Months Ended March 27, 2011	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
OEM	$337,288	90%	$283,945	86%	$53,343	19%
Distribution	35,331	10%	45,204	14%	(9,873)	(21)%
Other	195	—	28	—	167	597%

Total net revenues	$372,814	100%	$329,177	100%	$43,637	13%

The increase in OEM net revenues for the nine months ended April 1, 2012 compared to the nine months ended March 27, 2011 was primarily due to an increase of approximately 35% in SCP revenues combined with an increase of approximately 14% in NCP revenues generated through our OEMs. The decrease in distribution net revenues for the nine months ended April 1, 2012 compared to the nine months ended March 27, 2011 was primarily due to a decrease of approximately 20% in NCP net revenues generated through distribution partners.

Net Revenues by Geographic Territory

Our net revenues by geographic territory based on billed-to location were as follows:

	Net Revenues by Geographic Territory
(in thousands)	Nine Months Ended April 1, 2012	Percentage of Net Revenues	Nine Months Ended March 27, 2011	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
Asia Pacific	$214,515	58%	$160,306	49%	$54,209	34%
United States	104,142	28%	99,181	30%	4,961	5%
Europe, Middle East, and Africa	53,267	14%	63,985	19%	(10,718)	(17)%
Rest of the world	890	—	5,705	2%	(4,815)	(84)%

Total net revenues	$372,814	100%	$329,177	100%	$43,637	13%

We believe the increase in Asia Pacific net revenues and decrease in EMEA and rest of the world net revenues as a percentage of total net revenues for the nine months ended April 1, 2012 compared to the nine months ended March 27, 2011 was primarily due to our OEM customers continuing to migrate towards using contract manufacturers that are predominately located in Asia Pacific. The United States net revenues as a percentage of total net revenues essentially remained unchanged. However, as we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues based on billed-to location may not be reflective of the geographic mix of end-user demand or installations.

Gross Profit. Gross profit consists of net revenues less cost of sales. Our gross profit was as follows (in thousands):

Gross Profit
Nine Months Ended April 1, 2012	Percentage of Net Revenues	Nine Months Ended March 27, 2011	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$215,753	58%	$181,319	55%	$34,434	3%

Cost of sales includes the cost of producing, supporting, and managing our supply of quality finished products. Cost of sales also included approximately $18.9 million and $24.6 million of amortization of technology intangible assets for the nine months ended April 1, 2012 and March 27, 2011, respectively, with approximately $15.5 million and $11.9 million being related to the ServerEngines acquisition in the nine months ended April 1, 2012 and March 27, 2011, respectively. Approximately $1.0 million and $1.3 million of share-based compensation expense was included in cost of sales for the nine months ended April 1, 2012 and March 27, 2011, respectively. Gross margin percentage was favorably impacted due to higher volume and product mix which was partially offset by approximately $0.5 million in royalty expenses related to the Permanent Injunction granted by the Court to Broadcom on March 16, 2012, approximately $0.4 million of patent litigation damages to Broadcom as a result of the Jury’s determination rendered on October 12, 2011 for the sales of affected products from the beginning of the sunset periods through April 1, 2012, and approximately $2.3 million of additional expedite and freight charges in connection with our activities to mitigate the impact of the recent floods in Thailand at one of our contract manufacturers. We do not expect to incur any significant costs related to such flood mitigation activities for the remainder of the fiscal year. Although gross margin improved in the first nine months of fiscal year 2012, we expect the trend toward increased sales of lower margin products to continue in the future.

Engineering and Development. Engineering and development expenses were as follows (in thousands):

Engineering and Development
Nine Months Ended April 1, 2012	Percentage of Net Revenues	Nine Months Ended March 27, 2011	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$121,307	33%	$122,592	37%	$(1,285)	(4)%

Engineering and development expenses for the nine months ended April 1, 2012 compared to the nine months ended March 27, 2011 decreased approximately $1.3 million, or 1%. Approximately $7.8 million and $12.7 million of share-based compensation expense were included in engineering and development costs for the nine months ended April 1, 2012 and March 27, 2011, respectively, with approximately $1.6 million and $5.8 million being related to the ServerEngines acquisition in the nine months ended April 1, 2012 and March 27, 2011, respectively. Engineering and development headcount increased to 641 at April 1, 2012 from 629 at March 27, 2011. The increase in headcount resulted in a net increase of approximately $4.6 million in salary and related expenses primarily due to recognizing nine months of salary and related expenses from the ServerEngines acquisition during the current nine months ended April 1, 2012 compared to seven months of salary and related expenses in the prior year period. The decrease in expenses during the nine months ended April 1, 2012 was also due to lower depreciation of approximately $1.3 million, lower non-recurring engineering, prototypes, and related costs associated with new product development of approximately $0.5 million, partially offset by an increase in performance-based compensation of approximately $1.1 million. As a result of the Permanent Injunction granted by the Court to Broadcom on March 16, 2012, we expect to incur incremental engineering and development expenses to redesign our impacted products over the next 12 to 15 months. See “Product Redesign Activities” elsewhere in Part I, Item 2 of this Form 10-Q.

Selling and Marketing. Sales and marketing expenses were as follows (in thousands):

Selling and Marketing
Nine Months Ended April 1, 2012	Percentage of Net Revenues	Nine Months Ended March 27, 2011	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$45,774	12%	$42,282	13%	$3,492	(1)%

Selling and marketing expenses for the nine months ended April 1, 2012 compared to the nine months ended March 27, 2011 increased approximately $3.5 million, or 8%. Approximately $2.9 million and $3.6 million of share-based compensation expense were included in selling and marketing costs for the nine months ended April 1, 2012 and March 27, 2011, respectively. Selling and marketing headcount increased to 150 at April 1, 2012 from 138 at March 27, 2011. The increase in headcount resulted in a net increase of approximately $1.6 million in salary and related expenses as compared to the same period in fiscal 2011. The remaining increase in selling and marketing expenses during the nine months ended April 1, 2012 was primarily due to an increase in marketing and advertising costs of approximately $1.9 million and an increase in performance based compensation of approximately $0.8 million. As a result of the Permanent Injunction granted by the Court to Broadcom on March 16, 2012, we expect to incur incremental sales and marketing expenses to requalify and recertify our impacted products with customers over the next 12 to 15 months. See “Product Redesign Activities” elsewhere in Part I, Item 2 of this Form 10-Q.

General and Administrative General and administrative expenses were as follows (in thousands):

General and Administrative
Nine Months Ended April 1, 2012	Percentage of Net Revenues	Nine Months Ended March 27, 2011	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$29,808	8%	$43,388	13%	$(13,580)	(5)%

General and administrative expenses for the nine months ended April 1, 2012 compared to the nine months ended March 27, 2011 decreased approximately $13.6 million, or 31%. Approximately $6.7 million and $13.7 million of share-based compensation expense were included in general and administrative costs for the nine months ended April 1, 2012 and March 27, 2011, respectively, with approximately $2.5 million and $9.5 million being related to the ServerEngines acquisition in the nine months ended April 1, 2012 and March 27, 2011, respectively. General and administrative headcount decreased slightly to 139 at April 1, 2012 from 141 at March 27, 2011. Although headcount decreased slightly as of the end of the current nine months period ended April 1, 2012, salary and related expenses increased approximately $0.9 million compared to the same period in fiscal 2011. The remaining change was primarily due to a decrease in litigation costs of approximately $6.0 million, which included reimbursements received from our suppliers related to the Broadcom litigation of approximately $2.1 million, and the non-recurrence of acquisition related costs that were incurred in the same period in fiscal 2011 for the acquisition of ServerEngines of approximately $1.2 million.

Amortization of Other Intangible Assets. Amortization expense was as follows (in thousands):

Amortization of Other Intangible Assets
Nine Months Ended April 1, 2012	Percentage of Net Revenues	Nine Months Ended March 27, 2011	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$4,967	1%	$7,571	3%	$(2,604)	(2)%

Amortization of other intangible assets for the nine months ended April 1, 2012 compared to the nine months ended March 27, 2011 decreased by approximately $2.6 million, or 34%. The decrease was primarily due to a lower intangible assets balance at the beginning of the current nine month period as a result of certain intangible assets being fully amortized during the first quarter of fiscal 2012.

In-Process Research and Development Impairment. In-process research and development impairment represents impairment of an in-process research and development intangible asset (IPR&D). Our impairment of in process research and development was as follows (in thousands):

In-Process Research and Development Impairment
Nine Months Ended April 1, 2012	Percentage of Net Revenues	Nine Months Ended March 27, 2011	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$ —	—	$6,000	2%	$(6,000)	(2)%

We did not record any impairment charges for in-process research and development during the nine months ended April 1, 2012. During the nine months ended March 27, 2011, the business climate for the product associated with the IPR&D from the acquisition of a privately-held company in fiscal 2010 deteriorated significantly as the technology was no longer expected to be designed into customer products and was determined to be other than temporary and thus, the entire amount of the IPR&D of approximately $6.0 million was impaired during the nine months ended March 27, 2011.

Non-operating Income (Expense), net. Non-operating income (expense), net, was as follows (in thousands):

Non-operating Income (Expense), net
Nine Months Ended April 1, 2012	Percentage of Net Revenues	Nine Months Ended March 27, 2011	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$325	—	$(9,794)	(3)%	$10,119	3%

Our non-operating income (expense), net, for the nine months ended April 1, 2012 compared to the nine months ended March 27, 2011 increased approximately $10.1 million, or 103%. The increase in non-operating income (expense), net was primarily due to a non-recurring impairment charge of approximately $9.2 million related to our equity investment in a privately-held company during the nine months ended March 27, 2011. During the nine months ended March 27, 2011, the business climate of the privately-held company deteriorated significantly as the technology was no longer expected to be designed into customer products and was determined to be other than temporary and thus, the fair value of the privately-held company was deemed to be zero. As a result, the entire investment of approximately $9.2 million in the privately-held company was impaired. The net increase was also due to foreign exchange gains of approximately $0.3 million combined with the absence of a one-time charge recorded in the prior year period for the settlement of our notes receivable from ServerEngines in connection with the acquisition in August 2010, as required by the authoritative guidance for business combinations of approximately $0.4 million.

Income Taxes. Income taxes were as follows (in thousands):

Income Taxes
Nine Months Ended April 1, 2012	Percentage of Net Revenues	Nine Months Ended March 27, 2011	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$(2,292)	—	$17,608	5%	$(19,900)	(5)%

Income taxes for the nine months ended April 1, 2012 compared to the nine months ended March 27, 2011 decreased approximately $19.9 million. Our effective tax (benefit)/expense rate was approximately (16%) and 35% for the nine months ended April 1, 2012 and March 27, 2011, respectively. The decrease in our effective tax rate for the nine months ended April 1, 2012 compared to the nine months ended March 27, 2011 was primarily due to a platform contribution transaction entered into by our U.S. and international subsidiaries during the same period of the prior year which resulted in incremental tax expense of approximately $36.7 million in fiscal 2011. Also contributing to the decrease in our effective tax rate for the nine months ended April 1, 2012 was a reduction in non-deductible stock based compensation expense related to the ServerEngines acquisition that was partially offset by higher projected worldwide income and an increase in the mix of earnings from U.S. versus international locations.

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

We elected to early adopt the Financial Accounting Standards Board’s (FASB) Accounting Standards Update 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (ASU 2011-08) guidance during the first fiscal quarter ended October 2, 2011. There was no financial statement impact as a result of our early adoption of this guidance in the nine month period ended April 1, 2012. We will continue to perform our annual impairment test during the fourth fiscal quarter. As of April 1, 2012, the fair value of the reporting unit substantially exceeded its carrying value.

Under ASU 2011-08, we have the option to first assess the qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if we conclude otherwise, then we are required to perform the first step of the two-step impairment test by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill. We also have the option to bypass the qualitative assessment under ASC2011-08 for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. We may resume performing the qualitative assessment in any subsequent period.

Income Taxes. We account for income taxes using the asset and liability method, under which we recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for net operating loss and tax credit carryforwards. Tax positions that meet a more-likely-than-not recognition threshold are recognized in the first reporting period that it becomes more-likely-than-not such tax position will be sustained upon examination. A tax position that meets this more-likely-than-not recognition threshold is recorded at the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Previously recognized income tax positions that fail to meet the recognition threshold in a subsequent period are derecognized in that period. Differences between actual results and our assumptions, or changes in our assumptions in future periods, are recorded in the period they become known. We record potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is recorded against any deferred tax assets when, in the judgment of management, it is more likely than not that all of or part of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including recent financial performance, scheduled reversals of temporary differences, projected future taxable income, availability of taxable income in carryback periods and tax planning strategies to form a conclusion. Based on a review of such information, we believe that sufficient positive evidence exists in the form of historical taxable income, projections of taxable income in future years and available tax planning strategies to conclude that it is more likely than not that we would realize certain federal, foreign and state deferred tax assets. However, we believe that sufficient negative evidence exists to support that we will not be able to realize other federal and state deferred tax assets and, therefore, we continue to carry a full valuation allowance against these specific federal and state deferred tax assets.

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

Litigation Costs. We record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. Legal and other litigation related costs are recognized as the services are provided. We record insurance and other indemnity recoveries for litigation costs when both of the following conditions are met: (i) the recovery is probable and (ii) collectability is reasonably assured. The insurance recoveries recorded are only to the extent the litigation costs have been incurred and recognized in the financial statements; however, it is reasonably possible that the actual recovery may be significantly different from our estimates. There are many uncertainties associated with any litigation, and we cannot provide assurance that any actions or other third party claims against us will be resolved without costly litigation or substantial settlement charges. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected.

Recently Adopted and Recently Issued Accounting Standards

See Note 1 in the accompanying notes to condensed consolidated financial statements included in Part I, Item I of this Form 10-Q for a description of the recently adopted accounting standards.

Liquidity and Capital Resources

Our principal sources of liquidity consist of our existing cash balances and investments, as well as funds expected to be generated from operations. At April 1, 2012, we had approximately $271.4 million in working capital and approximately $201.5 million in cash and cash equivalents and current investments. At July 3, 2011, we had approximately $230.9 million in working capital and approximately $168.2 million in cash and cash equivalents and current investments. We maintain an investment portfolio of various security holdings, types, and maturities. We invest in instruments that meet credit quality standards in accordance with our investment guidelines. We limit our exposure to any one issuer or type of investment with the exception of U.S. Government issued or U.S. Government sponsored entity securities. Our investments consisted mostly of marketable certificates of deposit, fixed income securities and corporate bonds as of April 1, 2012 and we did not hold any auction rate securities or direct investments in mortgage-backed securities.

Our cash balances and investments are held in numerous locations throughout the world. As of April 1, 2012, our international subsidiaries held approximately 8% of our total cash, cash equivalents and investment securities, the majority of which will be used to repay obligations to U.S. affiliate entities that arise in the normal course of business and would not result in additional U.S. tax liabilities upon repatriation.

Our accounts receivable are primarily with large multinational OEM customers and denominated in U.S. dollars. As of April 1, 2012, approximately 11% of our accounts receivable are related to customers with a European billing address. However, we do not believe that the ongoing European Sovereign debt crisis will materially impact the collectability of our accounts receivable or adversely affect our financial position or liquidity.

Cash Flows

The following table summarizes our cash flows:

	Nine Months Ended
	April 1, 2012	March 27, 2011
	(In thousands)
Net cash provided by (used in):
Operating activities	$48,874	$27,589
Investing activities	(17,301)	(35,025)
Financing activities	(19,521)	(66,768)
Effect of foreign currency translation on cash and cash equivalents	(274)	238

Increase (decrease) in cash and cash equivalents	$11,778	$(73,966)

Operating Activities

Cash provided by operating activities was approximately $48.9 million during the nine months ended April 1, 2012 compared to approximately $27.6 million during the nine months ended March 27, 2011. The current period cash provided by operating activities was primarily due to net income of approximately $16.5 million, non-cash adjustments for amortization of intangible assets of approximately $23.8 million, share-based compensation expense of approximately $18.4 million, depreciation and amortization of property and equipment of approximately $13.6 million, and deferred income taxes of approximately $6.0 million, and changes in operating assets and liabilities including an increase in inventories of approximately $9.8 million, an increase in accounts receivable of approximately $ 4.0 million, and a decrease in accounts payable, accrued liabilities and other liabilities of approximately $3.6 million.

Investing Activities

Cash used in investing activities was approximately $17.3 million during the nine months ended April 1, 2012 compared to approximately $35.0 million during the nine months ended March 27, 2011. The current period usage of cash was primarily due to purchases of property and equipment of approximately $10.8 million and purchases of investments partially offset by maturities of investments that were not reinvested.

Financing Activities

Cash used in financing activities was approximately $19.5 million during the nine months ended April 1, 2012 compared to approximately $66.8 million during the nine months ended March 27, 2011. The current period usage of cash was primarily due to the purchase of treasury stock of approximately $20.1 million.

Prospective Capital Needs

In early August 2008, our Board of Directors authorized a plan to repurchase up to $100.0 million of our outstanding common stock. In April 2009, upon receipt of an unsolicited takeover proposal and related tender offer of Broadcom to acquire us, our Board of Directors elected to temporarily suspend any activity under the share repurchase plan. In light of Broadcom allowing its tender offer to expire on July 14, 2009, Emulex’s Board of Directors elected to reactivate the $100.0 million share repurchase plan effective July 15, 2009. From June 29, 2009 through April 1, 2012, the Company repurchased approximately 9.0 million shares of its common stock for an aggregate purchase price of approximately $78.4 million at an average purchase price of $8.67 per share under this plan. Approximately 2.9 million shares for an aggregate purchase price of approximately $20.1 million at an average purchase price of $6.83 per share were purchased during the nine months ended April 1, 2012. Our Board of Directors has not set an expiration date for the plan. Therefore, we may repurchase additional shares under this plan from time to time through open market purchases or privately negotiated transactions. It is expected that any future share repurchases will be financed by available cash and cash from operations.

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

We have disclosed outstanding legal proceedings in Note 8 in the accompanying notes to condensed consolidated financial statements included in Part I, Item I of this Form 10-Q. The legal proceedings include the consolidated patent infringement lawsuit filed by Broadcom against us. This lawsuit continues to present risks that could have a material adverse effect on our business, financial condition, or results of operations, including loss of patent rights, monetary damages, and injunction against the sale of accused products. We continue to present a vigorous post-trial defense against this lawsuit, including a potential appeal of the trial verdict. We accrued the approximately $0.4 million of damages liability during our quarter ended October 2, 2011 as a result of the jury’s determination rendered on October 12, 2011 that we are to pay these damages to Broadcom. We also accrued approximately $0.5 million for royalty liabilities during our quarter ended April 1, 2012 for the sales of affected products from the beginning of the sunset periods through the end of the quarter under the Permanent Injunction granted on March 16, 2012. As a result of the Permanent Injunction, we also expect to incur incremental costs to redesign, design around, modify, design, develop, test and requalify our products that have been found to infringe on the ‘150 and ‘691 patents over the next 12 to 15 months. See “Product Redesign Activities” in Part I, Item 2 of this Form 10-Q. Also see “Third party claims of intellectual property infringement could adversely affect our business” and “We are dependent on sole source and limited source third party suppliers and EMS providers for our products” in Part II, Item 1A—Risk Factors, of this Form 10-Q for a description of certain risks relating to the litigation with Broadcom that could impact our liquidity and prospective capital needs.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of April 1, 2012, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations as of April 1, 2012, and the effect such obligations are expected to have on our liquidity in future periods. The estimated payments reflected in this table are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those reflected in the table.

	Payments Due by Period (in thousands)
		Remaining
	Total	2012	2013	2014	2015	2016	Thereafter
Leases (1)	$10,834	$1,336	$4,232	$1,459	$1,389	$1,417	$1,001
Purchase commitments	57,353	57,353	—	—	—	—	—
Other commitments (2)	7,325	1,209	1,989	1,536	942	942	707

Total (3)	$75,512	$59,898	$6,221	$2,995	$2,331	$2,359	$1,708

(1)	Lease payments include common area maintenance (CAM) charges.
(2)	Consists primarily of commitments for software licenses of approximately $4.1 million and non-recurring engineering services of approximately $1.4 million.
(3)	Excludes approximately $34.0 million of liabilities for uncertain tax positions for which we cannot make a reasonably reliable estimate of the period of payment.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our cash and cash equivalents are not subject to significant interest rate risk due to their short terms to maturity. As of April 1, 2012, the carrying value of our cash and cash equivalents approximated fair value.

As of April 1, 2012, our investment portfolio of approximately $58.6 million consisted primarily of marketable certificates of deposit, fixed income securities, and corporate bonds. We have the positive intent and ability to hold these securities to maturity. We did not hold any auction rate securities or direct investments in mortgage-backed securities as of April 1, 2012.

The fair market value of our investment portfolio is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of April 1, 2012, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows. However, if interest rates decreased and securities within our portfolio were re-invested in securities with lower interest rates, interest income would decrease in the future.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended April 1, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under Note 8 in the notes to the condensed consolidated financial statements under the caption “Litigation” included in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

Third party claims of intellectual property infringement could adversely affect our business.

On occasion, we receive communications from third parties alleging patent infringement, and there is always the chance that third parties may assert infringement claims against us. We are entering technology markets where we have not participated before, where there are entrenched incumbents, and where our entrance into the market is disruptive and may cause such incumbents to assert infringement claims in order to deter our competition. Any such claims, with or without merit, could result in costly litigation, cause product shipment delays, result in temporary restraining orders or injunctions concerning the sale of products in certain countries, require the redesign of products to design around asserted claims, require us to indemnify customers, or require us to enter into royalty or licensing agreements, which may or may not be available on commercially reasonable terms. Any such claims, with or without merit, may also cause customers to be deterred from purchasing products from us. We have obtained contractual commitments from our suppliers concerning the defense and indemnification of claims relating to certain technology provided by such suppliers, but we cannot be certain that such defense and indemnification obligations will be promptly honored by such suppliers. Furthermore, we have in the past obtained, and may be required in the future to obtain, licenses of technology owned by other parties. We cannot be certain that the necessary licenses will be available or that they can be obtained on commercially reasonable terms. We have participated in technology standardization activities which provide for licenses being available on reasonable and non-discriminatory terms, but we cannot be certain that such licenses will actually and promptly be made available to us. If we were to fail to obtain such royalty or licensing agreements in a timely manner and on reasonable terms, our business, results of operations, and financial condition could be materially adversely affected.

Broadcom Corporation (Broadcom) filed a consolidated patent infringement suit against us in fiscal 2010 and after a nearly three week trial that ended October 6, 2011, the jury reached a partial verdict involving two out of the six patents. The Court determined that one of the patents (U.S. Patent 7,058,150) [the ‘150 patent] had been infringed by us, and the jury rendered an advisory verdict to the Court that the ‘150 patent is not invalid, and awarded approximately $0.4 million in damages related to that patent. The jury reached a unanimous verdict of non-infringement on another patent relating to Emulex Fibre Channel switch products. A mistrial was declared on the remaining four patents for which no unanimous verdict was reached. Subsequent to the trial, the Court issued orders consistent with the advisory verdicts of invalidity, and also issued an order that one of the four remaining patents (U.S. Patent 7,471,691) [the’691 patent] had been infringed by us. On March 16, 2012, the Court issued a decision concerning injunctive relief for the ‘150 and the ‘691 patents. The decision provided, in part, for a sunset period of 18 months relating to the ‘150 patent, starting on October 12, 2011. The decision further provided for a sunset period of 18 months relating to the ‘691 patent, starting on December 16, 2011. The affected products for the ‘150 patent include the BE2, BE3, XE201, and SOC 442 ASICs, products containing them, and products not colorably different from them. The affected products for the ‘691 patent include the SOC 320, SOC 422, and SOC 442 ASICs, products containing them, and products not colorably different from them. The sunset period allows Emulex to sell the affected products to existing customers for specific customer devices, subject to limitations relating to when the products had been qualified and when certain firm orders had been placed. The decision further provided for Emulex to pay a royalty of nine percent on all sales of such products made during the sunset period. The decision also provided that foreign sales (outside the U.S.) are beyond the scope of the suit. On April 3, 2012, the Court issued a Permanent Injunction which, with respect to both the ‘150 and ‘691 patents, further describe the prohibited activities, contain sunset provision terms including royalty rates and computations, limit the territory to allow sales of products that are manufactured outside the U.S. to customers located outside the U.S., permit design around efforts including modifications and design, development, and testing to eliminate infringement, and permit service and technical support for certain products. The Permanent Injunction refers to an Appendix to that Order, but no appendix was included when the Permanent Injunction was issued on April 3, 2012. The Appendix is to identify the permitted sunset sales, which would include the existing Emulex customers, the particular customer platform and the Emulex product or devices. On April 23, 2012, the Court stated that the Appendix is to be in final form by June 4, 2012. On April 4, 2012, we filed a notice of appeal. On April 12, 2012, the Court scheduled the start of the re-trial relating to the ‘194 family of patents that the previous jury could not reach a unanimous verdict on for April 2, 2013. The previous trial involved the following patents in the ‘194 family: U.S. Patent 6,424,194, Claim 1; U.S. Patent 7,486,124, Claim 5; and U.S. Patent 7,724,057, Claim 42, all of which pertain to circuitry used to deserialize signals. See Note 8 in the notes to the condensed consolidated financial statements under the caption “Litigation” in Part I, Item 1 of this Form 10-Q.

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

•

The interpretation of the provisions of the Permanent Injunction maybe unfavorable to us, resulting in part because of the complexity of the business practices used by our customers, including a large quantity of different customer product models, customer platforms, and design configurations, and the complexity of the supply chains, support implementations, and product distribution networks used by our customers, each of which may result in the need for further hearings before the Court;

•	The content of the Appendix to the Permanent Injunction may be unfavorable to us;

•

The sunset period may not be long enough to permit us, our suppliers, our OEM customers and end users to implement, test, qualify, and certify replacement products containing design changes that eliminate the patent infringement;

•

The Court may determine that we have not adequately proven the extent of the injuries that may occur to our customers and the end users due to a sunset period that is too short, and the Court may not modify the Permanent Injunction to provide for a longer time period;

•

The Court may determine that we have not adequately proven reasons for delays in completing product redesigns and retesting, and the Court may not modify the Permanent Injunction to provide for a longer time period;

•	Our sales and support for products sold outside the United States may be made subject to the Permanent Injunction, although such sales were previously found to be outside the scope of the suit;

•

Our continuing support and sales for products previously provided to customers and end users may be made restricted by the Permanent Injunction, although technical support is not prohibited by the Permanent Injunction for products subject to the jury verdict award of damages, or permitted under the sunset period;

•

The Permanent Injunction provisions limiting sunset period sales by when each customer qualified our products and when each customer first submitted its orders to us for products, and provisions requiring written certification by customers, may cause our customers to not provide new product opportunities to us;

•	The Permanent Injunction royalties may make our costs too high to meet market pricing requirements set by our customers;

•

There may be technical resource and equipment availability shortages impeding our ASIC component suppliers from completing chip spins, and our OEM customers and end users from completing testing of redesigned products;

•

Our suppliers, on whom we rely for SerDes changes for chip spins, may require more time than what is available under the sunset periods in order to complete redesigns of clock and data recovery (CDR) in SerDes modules;

•

The re-trial may result in significant additional defense costs, and the outcome for such a re-trial is uncertain, but may include a further injunction and may result in further product redesign activity;

•

Broadcom could file additional lawsuits against us, asserting additional claims from the same patents involved in the lawsuit, or additional patents, or file other proceedings with commissions such as the International Trade Commission;

•

Any appeals we make with respect to the determinations made by the jury or the Court may not be successful; any requests for stay of the Permanent Injunction that we make pending the resolution of any appeal may not be granted; and royalties we pay pending an appeal may not be promptly reimbursed to us even if we are successful with any appeal;

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

•

The supply to our customers in the United States may be disrupted by the Permanent Injunction affecting our Ethernet based products that include our BE2 or BE3 chips, and the combined Ethernet based and 16 Gbps Fibre Channel based products that include our XE201 (formerly Lancer) chip, and our InSpeed® embedded switch products and pass through modules that include our SOC 320, SOC 422, or SOC 442 chips (collectively referred to as the affected products);

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

The current macro- economic downturn continues to result in a reduction in information technology spending.

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

We rely almost exclusively on OEMs and sales through distribution channels for our revenue. For the three and nine months ended April 1, 2012, respectively, we derived approximately 92% and 90% of our net revenues from sales to OEM customers and approximately 8% and 10% from sales through distribution. Furthermore, as some of our sales through distribution channels consist of OEM products, OEM customers effectively generated approximately 96% and 94% of our revenue for the three and nine months ended April 1, 2012, respectively. Moreover, direct and indirect sales to our top five customers (including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties) accounted for approximately 82% and 81% of our net revenues for the three and nine months ended April 1, 2012, respectively. If we are unable to retain our current OEM and distributor customers, recruit additional or replacement customers, or timely collect amounts due from our customers, or if demand from our customers is reduced due to difficulties in their ability to acquire components or other products such as microprocessors, disk drives, switches and optical modules used in conjunction with our products or in the deployments of their products, our business, results of operations, and financial condition could be materially adversely affected.

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

We supply two families of HBAs that target separate high-end, midrange and small to medium sized business user markets. Historically, the majority of our revenues has come from our high-end server and storage solutions. In the future, increased revenues are expected to come from dual channel adapters and midrange server and storage solutions, which have lower average selling prices per port. If customers elect to utilize midrange HBAs in higher-end environments or applications, or migrate to dual channel adapters faster than we anticipate, our business and financial condition could be negatively affected.

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

We also have engaged in product development alignment activities with customers, companies we have investments in and receivables from, and other third parties in the past, and we expect to continue doing so in the future. These product development alignment activities can magnify several risks for us, including the loss of control over development activities and the timing of product availability. Accordingly, we face increased risk that such product development alignment activities will result in products that are not commercially successful or that are not available in a timely fashion.

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

While revenues recognized during the nine months ended April 1, 2012 have not been significant, any failure to successfully implement this new strategy could have an adverse effect on our results of operations in the future.

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

More recently, on September 14, 2009, Broadcom Corporation filed a patent infringement lawsuit against the Company in the United States District Court in the Central District of California. The original complaint alleged infringement by the Company of ten Broadcom patents covering certain data and storage networking technologies. On February 23, 2010, Broadcom filed a first amended complaint adding allegations of infringement for one additional Broadcom patent. On May 26, 2010, Broadcom Corporation filed a separate patent infringement lawsuit against the Company in the United States District Court in the Central District of California. Broadcom sought a judgment for damages, injunctive relief, and an award of attorneys’ fees and costs. See Note 8 in the notes to the condensed consolidated financial statements under the caption “Litigation” in Part I, Item 1 of this Form 10-Q. Also see “Third party claims of intellectual property infringement could adversely affect our business” elsewhere in this Item 1A—Risk Factors.

The Broadcom lawsuit includes allegations, amongst others, that our ASICs include SerDes modules obtained from our ASIC component suppliers that infringe upon Broadcom’s patents. Specifically, the allegations assert that the SerDes modules provided by our ASIC suppliers use a kind of CDR phase interpolator design covered by such patents, two of which the Court has found Emulex to be infringing. We are in the process of working with our ASIC component suppliers to redesign certain infringing ASICs in order to change out the CDR implementation, and certain of our ASICs may be superseded by redesigned ASICs containing alternative CDR designs. However, changing the CDR implementation for an existing ASIC may require a full layer metal spin. Expenses for non-recurring engineering costs paid to our suppliers for spins of other ASICs in the past have generally been in the range of $1 million to $2 million for each ASIC. Such a chip spin would require significant time and effort by our personnel and the personnel of our ASIC supplier to develop and validate the new ASIC design. These efforts generally encompass some or all of the following activities:

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

For the three and nine months ended April 1, 2012, sales in Asia Pacific accounted for approximately 54% and 58% of our total net revenues, respectively, sales in the United States accounted for approximately 32% and 28% of our total net revenues, respectively, and sales in Europe, Middle East, and Africa accounted for approximately 14% and 14%, respectively, of our total net revenues based on billed-to address. We expect that our sales will continue to increase outside of the United States as our customers are migrating towards using contract manufacturers located internationally, predominantly in Asia Pacific. However, because we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our sales based on billed-to address may not be reflective of the geographic mix of end-user demand or installations. All of our sales are currently denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. In addition, an increasing amount of our expenses will be incurred in currencies other than U.S. dollars, and as a result, we will be required from time to time to convert currencies to meet our obligations. Additionally, our suppliers are increasingly located outside of the U.S., and a significant portion of our products is produced at our EMS providers’ production facilities in Thailand, Malaysia, and China. Furthermore, in the fourth quarter of fiscal 2008, we established a company in Ireland, and a significant portion of our sales and operations also occur in countries outside of the U.S. As a result, we are subject to the risks inherent in international operations. Our international business activities could be affected, limited or disrupted by a variety of factors, including, but not limited to:

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

The stock market in general, and the stock prices in technology based companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to continue to fluctuate in the future. For example, during calendar year 2012 through April 1, 2012, the closing sales price of our common stock ranged from a low of $7.03 per share to a high of $11.01 per share. Factors that could have a significant impact on the market price of our stock include, but are not limited to, the following:

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

Our future performance will depend in part on our ability to realize the anticipated benefits from acquisitions and strategic investments, and whether we can successfully integrate, operate and/or partner with these businesses with our existing operations in an effective and efficient manner. Integrating our operations with acquired businesses is a complex, time-consuming and expensive process and involves a number of risks and uncertainties. In addition, in order to position ourselves to take advantage of growth opportunities, we have made, and may continue to make, other strategic acquisitions that involve significant risks and uncertainties. The risks and uncertainties relating to acquisitions and/or strategic investments include, but are not limited to:

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

We have entered into Key Employee Retention Agreements with three of our current executive officers, and adopted a Change in Control Retention Plan, in which currently an additional 26 key employees participate. The participants of these retention arrangements may be entitled to severance payments and benefits, based on a period of between twelve months and two years, upon a termination of their employment by us without cause or by them for good reason in connection with a change of control of our company (each as defined in the applicable agreement or plan). These retention arrangements may not be adequate to allow us to retain critical employees during a time when a change in control is being proposed or is imminent.

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

The general public is becoming more aware of global warming issues, and as a result, governments around the world are beginning to focus on addressing this issue. This may result in new environmental regulations that may unfavorably impact us, our suppliers, and our customers in how we conduct our business including the design, development, and manufacturing of our products. The cost of meeting these requirements may have an adverse impact on our results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In early August 2008, our Board of Directors authorized a plan to repurchase up to $100.0 million of our outstanding common stock. In April 2009, upon receipt of an unsolicited takeover proposal and related tender offer from Broadcom Corporation to acquire us, our Board of Directors elected to temporarily suspend any activity under the share repurchase plan. In light of Broadcom allowing its tender offer to expire on July 14, 2009, Emulex’s Board of Directors elected to reactivate the $100.0 million share repurchase plan effective July 15, 2009. Through April 1, 2012, the Company has repurchased approximately 9.0 million shares of its common stock for an aggregate purchase price of approximately $78.4 million at an average purchase price of $8.67 per share under this plan. We may repurchase additional shares under this plan from time-to-time in open market purchases or privately negotiated transactions. The share repurchases will be financed by available cash balances and cash from operations.

Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
	Total Number	Average	Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased under the
Period	Purchased	per Share	Or Programs	Plans or Programs
January 2, 2012— January 29, 2012	—	—	—	$21,619,430
January 30, 2012 — February 26, 2012	—	—	—	$21,619,430
February 27, 2012 — April 1, 2012	—	—	—	$21,619,430

Total	—	—	—	$21,619,430

Sales of Unregistered Securities

There were no sales of unregistered securities for the three months ended April  1, 2012.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit 3.3	Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 2, 2009).

Exhibit 3.4	Amended and Restated Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of Emulex Corporation, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 16, 2009.

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 26, 2012

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