Form 10-Q
period 2012-09-30
EMULEX CORP /DE/
filed 2012-10-29
CIK 350917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

As of October 18, 2012, the registrant had 89,646,813 shares of common stock outstanding.

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

Actual future results could differ materially from those described in the forward-looking statements as a result of a variety of factors, including those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, “Legal Proceedings” in Part II, Item 1, and “Risk Factors” in Part II, Item 1A of this Form 10-Q included elsewhere herein. We expressly disclaim any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances. We wish to caution readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These factors include intellectual property claims, with or without merit, that could result in costly litigation, cause product shipment delays, require us to indemnify customers, or require us to enter into royalty or licensing agreements, which may or may not be available. Furthermore, we have in the past obtained, and may be required in the future to obtain, licenses of technology owned by other parties. We cannot be certain that the necessary licenses will be available or that they can be obtained on commercially reasonable terms. If we were to fail to obtain such royalty or licensing agreements in a timely manner and on reasonable terms, our business, results of operations and financial condition could be materially adversely affected. Ongoing lawsuits, such as the action brought by Broadcom Corporation (Broadcom) described elsewhere in this Form 10-Q, present inherent risks, any of which could have a material adverse effect on our business, financial condition, or results of operations. Such potential risks include continuing expenses of litigation, risk of loss of patent rights and/or monetary damages, risk of injunction against the sale of products incorporating the technology in question, counterclaims, attorneys’ fees, incremental costs associated with product or component redesigns, and diversion of management’s attention from other business matters. With respect to the continuing Broadcom litigation, such potential risks also include the adequacy of any sunset period to make design changes, the ability to implement any design changes, the availability of customer resources to complete any re-qualification or re-testing that may be needed, the ability to maintain favorable working relationships with Emulex suppliers of serializer/deserializer (SerDes) modules, and the ability to obtain a settlement which does not put us at a competitive disadvantage. In addition, the fact that the economy generally, and the technology and storage market segments specifically, have been in a state of uncertainty makes it difficult to determine if past experience is a good guide to the future and makes it impossible to determine if markets will grow or shrink in the short term. The current weakness in domestic and worldwide macro-economic conditions and related disruptions in world credit and equity markets that are creating economic uncertainty for our customers, as well as the storage and converged networking market as a whole, has and could continue to adversely affect our revenues and results of operations. As a result of these uncertainties, we are unable to predict our future results with any accuracy. Other factors affecting these forward-looking statements include but are not limited to the following: faster than anticipated declines in the storage networking market, slower than expected growth of the converged networking market or the failure of our Original Equipment Manufacturer (OEM) customers to successfully incorporate our products into their systems; our dependence on a limited number of customers and the effects of the loss of, decrease in or delays of orders by any such customers, or the failure of such customers to make timely payments; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of our products or our OEM customers’ new or enhanced products; costs associated with entry into new areas of the server and storage technology markets; the variability in the level of our backlog and the variable and seasonal procurement patterns of our customers; any inadequacy of our intellectual property protection and the costs of actual or potential third-party claims of infringement and any related indemnity obligations or adverse judgments; the effect of any actual or potential unsolicited offers to acquire us; impairment charges, including but not limited to goodwill and intangible assets; changes in tax rates or legislation; the effects of acquisitions; the effects of terrorist activities; natural disasters, such as the earthquake and resulting tsunami off the coast of Japan in March 2011 and the significant flooding in various parts of Thailand in October 2011, and any resulting disruption in our supply chain or customer purchasing patterns or any other resulting economic or political instability; the highly competitive nature of the markets for our products as well as pricing pressures that may result from such competitive conditions; the effects of changes in our business model to separately charge for software; the effect of rapid migration of customers towards newer, lower cost product platforms; possible transitions from board or box level to application specific integrated circuit (ASIC) solutions for selected applications; a shift in unit product mix from higher-end to lower-end or mezzanine card products; a faster than anticipated decrease in the average unit selling prices or an increase in the manufactured cost of our products; delays in product development; our reliance on third-party suppliers and subcontractors for components and assembly; our ability to attract and retain key technical personnel; our ability to benefit from our research and development activities; our dependence on international sales and internationally produced products; changes in accounting standards; and any resulting regulatory changes on our business. These and other factors could cause actual results to differ materially from those in the forward-looking statements and are discussed elsewhere in this Form 10-Q, in our other filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

EMULEX CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EMULEX CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except share data)

	September 30, 2012	July 1, 2012
ASSETS
Current assets:
Cash and cash equivalents	$174,317	$201,048
Investments	12,107	28,879
Accounts receivable, net of allowance for doubtful accounts of $1,650 and $1,766 at September 30, 2012 and July 1, 2012, respectively	84,215	84,106
Inventories	24,535	20,319
Prepaid income taxes	5,867	10,784
Prepaid expenses and other current assets	11,423	7,380
Deferred income taxes	9,678	10,722

Total current assets	322,142	363,238
Property and equipment, net	58,930	60,118
Goodwill	177,290	177,290
Intangible assets, net	98,331	105,002
Other assets	23,874	7,311

Total assets	$680,567	$712,959

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,340	$26,889
Accrued and other current liabilities	35,401	75,700

Total current liabilities	65,741	102,589
Other liabilities	3,784	3,878
Deferred income taxes	2,606	3,876
Accrued taxes	30,057	27,513

Total liabilities	102,188	137,856

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	—	—
Common stock, $0.10 par value; 240,000,000 shares authorized; 107,181,739 and 106,771,909 issued at September 30, 2012 and July 1, 2012, respectively	10,718	10,677
Additional paid-in capital	1,263,766	1,261,619
Accumulated deficit	(466,483)	(467,140)
Accumulated comprehensive loss	(1,242)	(1,673)
Treasury stock, at cost; 17,592,322 shares at September 30, 2012 and July 1, 2012	(228,380)	(228,380)

Total stockholders’ equity	578,379	575,103

Total liabilities and stockholders’ equity	$680,567	$712,959

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except per share data)

	Three Months Ended
	September 30, 2012	October 2, 2011
Net revenues	$119,267	$118,397
Cost of sales:
Cost of goods sold	44,151	43,864
Amortization of core and developed technology intangible assets	5,148	8,574
Patent litigation damages, sunset period royalties and license fees	992	388

Total cost of sales	50,291	52,826

Gross profit	68,976	65,571

Operating expenses:
Engineering and development	38,470	43,275
Selling and marketing	13,737	14,617
General and administrative	8,508	11,865
Amortization of other intangible assets	1,523	1,762

Total operating expenses	62,238	71,519

Operating income (loss)	6,738	(5,948)

Non-operating (expense) income, net:
Interest income	—	23
Interest expense	(6)	(2)
Other (expense) income, net	(336)	401

Total non-operating (expense) income, net	(342)	422

Income (loss) before income taxes	6,396	(5,526)
Income tax provision	5,739	1,633

Net income (loss)	$657	$(7,159)

Net income (loss) per share:
Basic	$0.01	$(0.08)

Diluted	$0.01	$(0.08)

Number of shares used in per share computations:
Basic	89,346	86,863

Diluted	91,380	86,863

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited, in thousands)

	Three Months Ended
	September 30, 2012	October 2, 2011
Net income (loss)	$657	$(7,159)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	431	(736)

Comprehensive income (loss)	1,088	(7,895)

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended
	September 30, 2012	October 2, 2011
Cash flows from operating activities:
Net income (loss)	$657	$(7,159)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of effects of acquisitions:
Depreciation and amortization of property and equipment	4,385	4,824
Share-based compensation expense	5,554	6,440
Amortization of intangible assets	6,671	10,336
Provision for losses on accounts receivable	(116)	53
Accrued interest income, net	(41)	42
Loss (gain) on sales or disposal of property and equipment	14	(30)
Deferred income taxes	(226)	3,636
Excess tax benefit from share-based compensation	(27)	(17)
Foreign currency adjustments	177	(309)
Changes in assets and liabilities:
Accounts receivable, net	7	(4,965)
Inventories	(4,291)	3,407
Prepaid expenses, prepaid income taxes and other assets	(15,632)	(3,699)
Accounts payable, accrued liabilities, and other liabilities	(39,410)	1,027
Accrued taxes	2,544	—

Net cash (used in) provided by operating activities	(39,734)	13,586

Cash flows from investing activities:
Net proceeds from sale of property and equipment	8	49
Purchases of property and equipment	(2,530)	(3,710)
Purchases of investments	(6,575)	(12,691)
Maturities of investments	23,388	4,490

Net cash provided by (used in) investing activities	14,291	(11,862)

Cash flows from financing activities:
Repurchase of common stock	—	(20,058)
Payroll tax withholdings on behalf of employees for restricted stock	(1,598)	(1,745)
Proceeds from issuance of common stock under stock plans	29	85
Excess tax benefit from share-based compensation	27	17

Net cash used in financing activities	(1,542)	(21,701)

Effect of exchange rates on cash and cash equivalents	254	(360)

Net decrease in cash and cash equivalents	(26,731)	(20,337)
Cash and cash equivalents at beginning of period	201,048	131,160

Cash and cash equivalents at end of period	$174,317	$110,823

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Basis of Presentation

In the opinion of the management of Emulex Corporation (Emulex or the Company), the accompanying unaudited condensed consolidated financial statements contain adjustments which are normal recurring accruals necessary to present fairly the Company’s consolidated financial position, results of operations, comprehensive income, and cash flows. Interim results for the three months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013. The accompanying condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2012. The preparation of the condensed consolidated financial statements requires the use of estimates and actual results could differ materially from management’s estimates.

The Company has a 52 or 53 week fiscal year that ends on the Sunday nearest to June 30. Accordingly, every fifth or sixth fiscal year will be a 53-week fiscal year. Fiscal year 2013 is a 52-week fiscal year. The last 53 week fiscal year was fiscal 2011.

Certain reclassifications have been made to prior year amounts to conform to current year’s presentation.

Consolidation of Facilities

During fiscal 2011, the Company commenced the consolidation of certain leased facilities in Colorado and Washington. The consolidation of facilities was completed during the first quarter of fiscal 2012. Total charges related to the facility consolidation and related workforce reductions were approximately $4.2 million, of which $1.1 million was recorded in fiscal 2012 and $3.1 million was recorded in fiscal 2011. The charges consisted primarily of salaries and benefits based on continuous employment of affected employees through the facility closure dates. In fiscal 2012, the charges were comprised of salaries and benefits expense of approximately $0.4 million, acceleration of rent expense of approximately $ 0.5 million, and other costs of approximately $0.2 million. In fiscal 2011, the charges were comprised of salaries and benefits expense of approximately $2.6 million, acceleration of fixed assets depreciation expense of approximately $0.3 million, and other costs of approximately $0.2 million.

Supplemental Cash Flow Information

	Three Months Ended
	September 30, 2012	October 2, 2011
Cash paid during the period for:
Interest	$3	$2
Income taxes	$328	$585
Non-cash activities:
Purchases of property and equipment not paid, net	$583	$163
Accrued payroll tax withholdings for shares issued to employees	$46	$—

Recently Adopted Accounting Standards

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” which eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity can elect to present items of net income and other comprehensive income in one continuous statement (referred to as the statement of comprehensive income) or in two separate, but consecutive, statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts (i.e., net income and other comprehensive income), would need to be displayed under either alternative. The amendments are to be applied retrospectively. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” which deferred the changes in ASU 2011-05 that related to the presentation of reclassification adjustments. For public entities, these amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company elected to present two separate but consecutive statements.

In July 2012, the FASB issued ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” which provides an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with ASC Subtopic 350-30, “Intangibles—Goodwill and Other, General

Intangibles Other than Goodwill.” An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company elected to early adopt this guidance during the first quarter of fiscal 2013. There was no financial statement impact as a result of the Company’s early adoption of this guidance as the Company currently does not have indefinite-lived intangible assets other than goodwill.

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

The following tables represent the cash, cash equivalents and investments measured at fair value on a recurring basis as of September 30, 2012 and July 1, 2012:

	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2012
Cash and cash equivalents	$174,317	$—	$—	$174,317
U.S. government securities	7,538	—	—	7,538
U.S. government sponsored entity securities	252	—	—	252
Marketable certificates of deposit	—	4,317	—	4,317

	$182,107	$4,317	$—	$186,424

July 1, 2012
Cash and cash equivalents	$201,048	$—	$—	$201,048
U.S. government securities	22,602	—	—	22,602
U.S. government sponsored entity securities	2,110	—	—	2,110
Marketable certificates of deposit	—	4,169	—	4,169

	$225,760	$4,169	$—	$229,929

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

There were no transfers between Level 1, Level 2, or Level 3 securities in the three months ended September 30, 2012.

3.	Investments

The Company’s portfolio of held-to-maturity investments consists of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2012
U.S. government securities	$7,538	$—	$—	$7,538
U.S. government sponsored entity securities	252	—	—	252
Marketable certificates of deposit	4,317	—	—	4,317

	$12,107	$—	$—	$12,107

July 1, 2012
U.S. government securities	$22,600	$2	$—	$22,602
U.S. government sponsored entity securities	2,110	—	—	2,110
Marketable certificates of deposit	4,169	—	—	4,169

	$28,879	$2	$—	$28,881

All investments were short-term investments (maturities less than one year) as of September 30, 2012 and July 1, 2012.

4.	Inventories

Inventories are summarized as follows:

	September 30, 2012	July 1, 2012
	(in thousands)
Raw materials	$7,552	$5,084
Finished goods	16,983	15,235

	$24,535	$20,319

Finished goods inventory includes inventory owned by customers with rights of return of approximately $0.3 million and $1.6 million as of September 30, 2012 and July 1, 2012, respectively. Revenue with respect to such inventory has been deferred as such returns cannot be reasonably estimated.

5.	Goodwill and Intangible Assets, net

Goodwill relates to the purchase of Sierra Logic, Inc. in fiscal 2007, the purchase of a privately-held storage networking company in fiscal 2010 and the purchase of ServerEngines Corporation in fiscal 2011. There was no activity in goodwill during the three months ended September 30, 2012.

Although the Company’s market capitalization exceeded its book value as of the end of the three months ended September 30, 2012, the Company’s stock price continues to be volatile and thus, it is reasonably possible that the Company’s determination that goodwill is not impaired could change in the near term if the Company’s stock price and estimated control premium decrease below its book value.

Intangible assets are as follows (in thousands):

	September 30, 2012			July 1, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Core technology and patents	$77,345	$(67,352)	$9,993	$77,345	$(66,092)	$11,253
Developed technology	198,100	(111,283)	86,817	198,100	(106,134)	91,966
Customer relationships	1,900	(1,900)	—	5,100	(4,942)	158
Tradename	6,339	(4,993)	1,346	6,339	(4,951)	1,388
Other	707	(532)	175	707	(470)	237

	$284,391	$(186,060)	$98,331	$287,591	$(182,589)	$105,002

Intangible assets subject to amortization are being amortized on a straight-line basis over their estimated useful lives ranging from approximately two to ten years. Aggregated amortization expense for intangible assets for the three months ended September 30, 2012 and October 2, 2011, was approximately $6.7 million and $10.3 million, respectively. Amortization expense of approximately $5.1 million and $8.6 million related to core and developed technology is included in cost of sales in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2012 and October 2, 2011, respectively.

The following table presents the estimated future aggregated amortization expense of intangible assets as of September 30, 2012 (in thousands):

2013 (remaining 9 months)	$19,466
2014	25,832
2015	21,832
2016	20,901
2017	4,860
Thereafter	5,440

$98,331

6.	Other Assets

Components of other assets are as follows:

	September 30, 2012	July 1, 2012
	(in thousands)
Long-term prepaid patent license fees (1)	$16,372	$—
Other	7,502	7,311

	$23,874	$7,311

(1)	See Note 8.

7.	Accrued and Other Current Liabilities

Components of accrued and other current liabilities are as follows:

	September 30, 2012	July 1, 2012
	(in thousands)
Payroll and related costs	$17,236	$19,990
Warranty liability	2,687	2,463
Accrued rebates	7,474	7,378
Patent litigation settlement, damages and sunset period royalties payable to Broadcom Corporation (1)	544	37,310
Other	7,460	8,559

	$35,401	$75,700

(1)	See Note 8.

The Company provides a warranty of between one to five years on its products. The Company records a provision for estimated warranty related costs at the time of sale based on historical product return rates and the Company’s estimates of expected future costs of fulfilling its warranty obligations. Changes to the warranty liability during the three months ended September 30, 2012 were:

Three Months Ended September 30, 2012
(in thousands)
Balance at beginning of period	$2,463
Accrual for warranties issued	463

Changes to pre-existing warranties (including changes in estimates)	(14)
Settlements made (in cash or in kind)	(225)

Balance at end of period	$2,687

8.	Commitments and Contingencies

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

On June 30, 2010, the Court consolidated the 2009 and 2010 patent cases into a single case. On October 14, 2010, the Court issued an order on the parties’ joint stipulation dismissing three patents from the case. On November 1, 2010, the Court issued an order allowing Broadcom to make infringement assertions against additional Emulex products. In a Court ruling dated December 17, 2010, the Court provided interpretations of certain terms contained in the claims of the patents being asserted by Broadcom. In February and May 2011, the Court issued separate orders on the parties’ joint stipulations collectively dismissing two patents from the case (leaving seven patents in the case). The Court heard the parties’ respective motions for summary judgment and subsequently issued a ruling on August 3, 2011 barring Broadcom’s claim for infringement on one patent, leaving six patents in the case. On August 25, 2011, the Company met with a mediator and representatives of Broadcom concerning potential settlement of the case. On September 2, 2011, the parties submitted a joint summary of the mediation proceedings in which they stated that the mediation proceedings continued for a full day, but the parties were unable to reach a settlement agreement.

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

On March 16, 2012, the Court issued a decision concerning injunctive relief for the ‘150 and the ‘691 patents. The decision provided, in part, for a sunset period of 18 months relating to the ‘150 patent, starting on October 12, 2011. The decision further provided for a sunset period of 18 months relating to the ‘691 patent, starting on December 16, 2011. The affected products for the

‘150 patent include the BE2, BE3, XE201, and SOC 442 ASICs, products containing them, and products not colorably different from them. The affected products for the ‘691 patent include the SOC 320, SOC 422, and SOC 442 ASICs, products containing them, and products not colorably different from them. The sunset period allows the Company to sell the affected products to existing customers for specific customer devices, subject to limitations relating to when the products had been qualified and when certain firm orders had been placed. The decision further provided for the Company to pay a royalty of nine percent on all sales of such products made during the sunset period, and also provided that foreign sales (outside the U.S.) are beyond the scope of the suit. On April 3, 2012, the Court issued a permanent injunction (2012 Permanent Injunction) which, with respect to both the ‘150 and ‘691 patents, further describe the prohibited activities, contain sunset provision terms including royalty rates and computations, limit the territory to allow sales of products that are manufactured outside the U.S. to customers located outside the U.S., permit design around efforts including modifications and design, development, and testing to eliminate infringement, and permit service and technical support for certain products.

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

On May 30, 2012, the Court issued an order requiring the parties to submit the Appendix to the 2012 Permanent Injunction, and excluded from the sunset provision any customer who is a distributor and not an OEM, with an distributor exceptions for needs of an end user affecting health of the public, public safety, and governmental agencies engaged in the national defense. The May 30, 2012 order provided that, not later than 90 days from the date of that order, Broadcom may move the Court for exclusion of certain device/customer product combinations from the Appendix. An Appendix was filed by Emulex and Broadcom with the Court under seal on June 10, 2012.

On July 3, 2012, Broadcom and the Company entered into a Patent License and Release Agreement (Settlement Agreement) pursuant to which both parties agreed to settle and release certain claims related to patent infringement litigation in exchange for a lump sum payment of $58.0 million. The Settlement Agreement provided for certain amendments to the 2012 Permanent Injunction, and dismissals of certain allegations of the lawsuit, including portions of the scheduled re-trial. The Company also received a worldwide limited license to the ‘691 patent, the ‘150 patent, the ‘194 patent and related families for certain fields of use including Fibre Channel applications. The fields of use licensed to Emulex are related, in part, to the Emulex XE201 (Lancer) ASICs, that are capable of Fibre Channel and Ethernet, 16Gbps Fiber Channel HBAs, Fibre Channel SOCs and other Fibre Channel products. On July 18, 2012, pursuant to the Settlement Agreement, the Court issued an amended Permanent Injunction with an amended appendix, and approved a stipulation to dismiss certain allegations in the lawsuit.

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

During the first quarter of fiscal 2013, the Company made the $58.0 million payment to Broadcom pursuant to the Settlement Agreement, $36.8 million of which was expensed in fiscal 2012. The remaining $21.2 was recorded as prepaid license fees in current and other assets and is being amortized to cost of goods sold over the ten year license term in proportion to the estimated future revenues of such licensed technology. The Company recognized approximately $1.0 million of amortization expense related to such prepaid license fees and sunset period royalty expenses during the first quarter of fiscal 2013. The Company is currently unable to determine whether any further loss will occur related to the ongoing portion of this litigation or to estimate the range of any such further loss.

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

Other Commitments and Contingencies

The Company has recorded approximately $37.4 million of liabilities associated with uncertain tax positions as of September 30, 2012 for which a reasonably reliable estimate of the period of payment cannot be made.

The Company has entered into various agreements for professional services, product development alignment activities, non-recurring engineering, and purchases of inventory. As of September 30, 2012, the Company’s obligation associated with such agreements was approximately $65.9 million.

In addition, the Company provides limited indemnification in selected circumstances within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringement of certain intellectual property, and in some limited cases against bodily injury or damage to real or tangible personal property caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. As of September 30, 2012, the Company has not incurred any significant costs related to indemnification of its customers.

9.	Treasury Stock

In early August 2008, the Company’s Board of Directors authorized a plan to repurchase up to $100.0 million of its outstanding common stock. As of September 30, 2012, the Company has repurchased approximately 9.0 million shares of its common stock for an aggregate purchase price of approximately $78.4 million or an average purchase price of $8.67 per share under this plan. No shares were repurchased during the three months ended September 30, 2012. Approximately $21.6 million remains available under this program. The Company may repurchase shares from time-to-time in open market purchases or privately negotiated transactions. It is expected that any future share repurchases will be financed by available cash balances and cash from operations. The Company’s Board of Directors has not set an expiration date for the plan.

10.	Stock-Based Compensation

The assumptions utilized to compute the fair value of stock option grants under the 2005 Equity Incentive Plan (Equity Incentive Plan) for the three months ended September 30, 2012 and October 2, 2011 were:

Three Months Ended
	September 30, 2012	October 2, 2011 (1)
Expected volatility	46% - 48%	N/A
Weighted average expected volatility	47%	N/A
Expected dividends	—	N/A
Expected term (in years)	3.77 - 5.77	N/A
Weighted average expected term (in years)	4.61	N/A
Risk-free rate	0.53% - 0.94%	N/A

(1)	No options were granted during the three months ended October 2, 2011.

The assumptions utilized to compute the fair value of the compensatory element related to the shares to be purchased under the Emulex Corporation Employee Stock Purchase Plan (Purchase Plan) for the three months ended September 30, 2012 and October 2, 2011 were:

	Three Months Ended
	September 30, 2012	October 2, 2011
Expected volatility	45%	31%
Expected dividends	—	—
Expected term (in years)	0.5	0.5
Risk-free rate	0.14%	0.11%

A summary of stock-based compensation expense, by functional line item in the condensed consolidated statements of operations is as follows:

	Three Months Ended
	September 30, 2012	October 2, 2011
Cost of revenues	$315	$452
Engineering	2,698	2,835
Sales and marketing	745	1,086
General and administrative	1,796	2,067

	5,554	6,440

A summary of stock option activity for the three months ended September 30, 2012 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Options outstanding at July 1, 2012	4,316,266	$13.38	2.94	$0.8
Options granted	298,000	$7.74
Options exercised	(9,315)	$3.11
Options expired	(47,888)	$14.65
Options forfeited	(4,562)	$6.61

Options outstanding at September 30, 2012	4,552,501	$13.02	2.92	$0.7

A summary of unvested stock awards activity for three months ended September 30, 2012 is as follows:

	Number of Awards	Weighted Average Grant Date Fair Value
Awards outstanding and unvested at July 1, 2012	3,319,507	$9.12
Awards granted	359,850	$7.57
Awards vested	(615,188)	$7.93
Awards forfeited	(36,758)	$10.30

Awards outstanding and unvested at September 30, 2012	3,027,411	$9.16

During the three months ended September 30, 2012, the Company granted unvested stock units that will be settled in cash upon vesting over a three year period (cash-settled unit awards). Some of these awards are tied to the achievement of certain performance goals established by the Board of Directors. These awards are liability classified as they will be settled in cash. As of September 30, 2012, the liability related to the cash-settled unit awards was approximately $0.1 million, which will continue to be remeasured at each reporting date until the awards vest.

A summary of cash-settled stock unit awards activity for three months ended September 30, 2012 is as follows:

	Number of Awards	Weighted Average Grant Date Fair Value
Awards outstanding and unvested at July 1, 2012	—	NA
Awards granted	424,800	$7.74
Awards vested	—	NA
Awards forfeited	—	NA

Awards outstanding and unvested at September 30, 2012	424,800	$7.74

As of September 30, 2012, there was approximately $18.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. Such cost is expected to be recognized over a weighted-average period of approximately 1.2 years.

The Board of Directors recently approved, subject to ratification and approval by the stockholders, an increase to the number of shares authorized under the Stock Award Plan for Non-Employee Directors (Director Plan) of 0.5 million and under the Equity Incentive Plan of 1.5 million. As of September 30, 2012, including the shares newly authorized but subject to approval by stockholders, the Company anticipates that the number of shares authorized under the Equity Incentive Plan, the Director Plan, the Purchase Plan, and All Other Plans are sufficient to cover future stock option exercises and shares that will be purchased during the current six month option period from May 1, 2012 to October 31, 2012 and the next six month option period from November 1, 2012 to April 30, 2013 under the Purchase Plan.

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

Realization of deferred tax assets is principally dependent upon the achievement of future taxable income, the estimation of which requires significant management judgment. The Company’s judgment regarding future profitability may change due to many factors, including future market conditions and the Company’s ability to successfully execute its business plans and/or tax planning strategies. These changes, if any, may require material adjustments to these deferred tax asset balances. Due to uncertainties surrounding the realization of the Company’s U.S. federal and state deferred tax assets, the Company previously recorded a valuation allowance against the portion of such deferred tax assets that were not expected to be recoverable in available carryback periods or through the reversal of deferred tax liabilities. On a quarterly basis, the Company reassesses the need for these valuation allowances based on operating results and its assessment of the likelihood of future taxable income and developments in the relevant tax jurisdictions. The Company continues to maintain a valuation allowance as of September 30, 2012 against its deferred tax assets that will not be recoverable in available carryback periods since the Company believes it is more likely than not that such deferred tax assets will not be realized.

As of September 30, 2012, the liability for income taxes associated with uncertain tax positions was $37.4 million for which a reasonably reliable estimate for the period of payment cannot be made. If fully recognized, approximately $35.2 million of such liability would impact the Company’s effective tax rate. Absent any resolution of the on-going audit by the Internal Revenue Service (IRS) discussed below, the Company does not expect that the liability for unrecognized tax benefits will change significantly within the next 12 months.

The Company’s federal income tax returns for fiscal years 2008 to 2011 and California income tax returns for fiscal years 2008 to 2011 are open as the statutes of limitations have not yet expired or have been extended. The Company’s federal income tax returns for fiscal years 2008 and 2009 are currently under examination by the IRS. Additionally, the IRS is examining an amended return filed for fiscal year 2007. The Company’s California income tax returns for fiscal years 2008 and 2009 are currently under examination by the California Franchise Tax Board. The Company is also currently under audit by various state and international taxing authorities. While the Company strives to resolve open matters with each tax authority at the examination level, it may decide to challenge any assessments that may be made, and may exercise its right to appeal. The Company has accrued for what it believes are adequate amounts of tax and related interest, if any, that may result from these examinations. Such accruals are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues, and issuance of new regulations or case law. If the ultimate resolution of these audits are substantially different from Management’s estimate of any potential associated liabilities, the resulting audit adjustments could have a material adverse effect on our tax provision, net income and cash flows.

12.	Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended
	September 30, 2012	October 2, 2011
	(in thousands, except per share data)
Numerator — Net income (loss)	$657	$(7,159)
Less: Undistributed earnings allocated to participating securities	—	—

Undistributed earnings allocated to common shareholders for basic net income (loss) per share	$657	$(7,159)

Undistributed earnings allocated to common shareholders for diluted net income (loss) per share	$657	$(7,159)

Denominator:
Denominator for basic net income (loss) per share — weighted average shares outstanding	89,346	86,863
Dilutive options outstanding, unvested stock units and ESPP	2,034	—

Denominator for diluted net income (loss) per share — adjusted weighted average shares outstanding	91,380	86,863

Basic net income (loss) per share	$0.01	$(0.08)

Diluted net income (loss) per share	$0.01	$(0.08)

Antidilutive options and unvested stock awards excluded from the computations	4,255	8,430

Average market price of common stock	$6.89	$7.52

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

Our Company operates within a single business segment that has two primary market-focused product lines: Network Connectivity Products (NCP) and Storage Connectivity Products (SCP). Customers in the NCP market use our industry standard Fibre Channel and Ethernet solutions to provide server Input/Output (I/O) and target storage array connectivity to create networks for mission critical enterprise and cloud data centers. These products enable servers to reliably and efficiently connect to Local Area Networks (LANs), SANs, and Network Attached Storage (NAS) by offloading data communication processing tasks from the server as information is delivered and sent to the network. Our products use industry standard protocols including Fibre Channel Protocol (FCP), Internet Protocol (IP), Transmission Control Protocol (TCP)/IP, Internet Small Computer System Interface (iSCSI), NAS, and Fibre Channel over Ethernet (FCoE). Our Ethernet products include Universal Local Area Network on Motherboard application specific integrated circuits (ULOMs), OneConnect® Universal Converged Network Adapters (UCNAs), and custom form factor solutions for OEM blade servers that enable high performance, scalable networks and convergence. Our Fibre Channel based products include Fibre Channel application specific integrated circuits (ASICs), LightPulse® Host Bus Adaptors (HBAs), and custom form factor solutions for OEM blade servers.

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

Our third product line, Advanced Technology and Other Products (ATP), primarily consists of Integrated Baseboard Management Controllers (iBMC), OneCommand® Vision products, certain legacy products and other products and services.

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

As of September 30, 2012, we had a total of 1,027 employees.

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

Patent Litigation

Broadcom Corporation (Broadcom) filed a consolidated patent infringement suit against us during fiscal 2010. After a nearly three week trial that ended October 6, 2011, the jury reached a partial verdict involving two out of the six patents. The Court determined that one of the patents (U.S. Patent 7,058,150) [the ‘150 patent] had been infringed by us, and the jury rendered an advisory verdict on October 12, 2011 to the Court that the ‘150 patent is not invalid, and awarded approximately $0.4 million in damages related to that patent. The jury reached a unanimous verdict of non-infringement on another patent relating to Emulex Fibre Channel switch products. A mistrial was declared on the remaining four patents (including U.S. Patent 6,424,194 [the ‘194 patent]) for which no unanimous verdict was reached. Subsequent to the trial, the Court issued orders consistent with the advisory verdicts of invalidity, and issued an order that one additional patent (U.S. Patent 7,471,691) [the ‘691 patent] had been infringed by us. On March 16, 2012, the Court issued a decision concerning injunctive relief for the ‘150 and the ‘691 patents. The decision provided, in part, for a sunset period of 18 months relating to the ‘150 patent, starting on October 12, 2011. The decision further provided for a sunset period of 18 months relating to the ‘691 patent, starting on December 16, 2011. The sunset period allows Emulex to sell the affected products to existing customers for specific customer devices, subject to limitations relating to when the products had been qualified by the customers and when certain firm orders had been placed. The decision further provided for Emulex to pay a royalty of nine percent on all sales of such products made during the sunset period. The decision also clarified that foreign sales (outside the U.S.) are beyond the scope of the suit. On April 3, 2012, the Court issued a Permanent Injunction which, with respect to both the ‘150 and ‘691 patents, further describe the prohibited activities, contain sunset provision terms including royalty rates and computations, limit the territory to allow sales of products that are manufactured outside the U.S. to customers located outside the U.S., permit design around efforts including modifications and design, development, and testing to eliminate infringement, and permit service and technical support for certain products. On April 4, 2012, we filed a notice of appeal for both the ‘150 patent and ‘691 patent infringement findings. On May 30, 2012, the Court issued an order requiring the parties to submit an appendix, which identities the permitted sunset sales (Appendix), to the April 3, 2012 Permanent Injunction.

On July 3, 2012, we entered into a Patent License and Release Agreement (Settlement Agreement) with Broadcom pursuant to which both parties agreed to settle and release certain claims related to the patent infringement litigation in exchange for a lump sum payment of $58.0 million. The Settlement Agreement provided for certain amendments to the April 3, 2012 permanent injunction (2012 Permanent Injunction), and dismissals of certain allegations of the lawsuit, including portions of the scheduled re-trial. We also received a worldwide limited license to the ‘691 patent, the ‘150 patent, the ‘194 patent and related families for certain fields of use including Fibre Channel applications. On July 18, 2012, pursuant to the Settlement Agreement, the Court issued an amended permanent injunction with an amended Appendix, and approved a stipulation to dismiss certain allegations in the lawsuit in light of the Settlement Agreement.

During the first quarter of fiscal 2013, we made the $58.0 million payment to Broadcom pursuant to the Settlement Agreement, $36.8 million of which was previously expensed in fiscal 2012. The remaining $21.2 was recorded as prepaid license fees in current and other assets and is being amortized to cost of goods sold over the ten year license term in proportion to the estimated future revenues of such licensed technology. We recognized approximately $1.0 million of amortization expense related to such prepaid license fees and sunset period royalty expenses during the first quarter of fiscal 2013. In addition, we incurred approximately $0.5 million of expenses related to mitigation activities.

We expect to incur incremental mitigation, product redesign and appeal related expenses during fiscal 2013 and fiscal 2014 related to the unsettled infringement findings in the range of $15 million — $20 million. Engineering and development costs will include expenses for activities to redesign, design around, modify, design, develop, test and requalify certain of our affected products during the sunset period, and to implement our end of life processes in the U.S. for certain other affected products. Sales and marketing costs are likely to include expenses for customer support, pre-production samples, education and training, and other miscellaneous costs. General and administrative costs will include expenses for our appeal of the previous verdicts and judgments. See Note 8 in the accompanying notes to condensed consolidated financial statements under the caption “Litigation” in Part I, Item 1 of this Form 10-Q.

Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements included elsewhere herein.

	Percentage of Net Revenues
	Three Months Ended
	September 30, 2012	October 2, 2011
Net revenues	100%	100%
Cost of sales:
Cost of goods sold	37	38
Amortization of core and developed technology intangible assets	4	7
Patent litigation settlement, damages, sunset period royalties and license fees	1	—

Total cost of sales	42	45

Gross profit	58	55

Operating expenses:
Engineering and development	32	37
Selling and marketing	12	12
General and administrative	7	10
Amortization of other intangible assets	1	1

Total operating expenses	52	60

Operating income (loss)	6	(5)

Nonoperating (expense) income, net:
Interest income	—	—
Interest expense	—	—
Other (expense) income, net	—	—

Total nonoperating (expense) income, net	—	—

Income (loss) before income taxes	6	(5)

Income tax provision	5	1

Net income (loss)	1%	(6)%

Three months ended September 30, 2012 compared to three months ended October 2, 2011

Net Revenues. Net revenues for the first quarter of fiscal 2012 ended September 30, 2012 increased approximately $0.9 million, or 1%, to approximately $119.3 million, compared to approximately $118.4 million for the same quarter of fiscal 2011 ended October 2, 2011.

Net Revenues by Product Line

Net revenues by product line were as follows:

	Net Revenues by Product Line
(in thousands)	Three Months Ended September 30, 2012	Percentage of Net Revenues	Three Months Ended October 2, 2011	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
Network Connectivity Products	$96,733	81%	$86,589	73%	$10,144	12%
Storage Connectivity Products	18,769	16%	23,882	20%	(5,113)	(21)%
Advanced Technology & Other Products	3,765	3%	7,926	7%	(4,161)	(52)%

Total net revenues	$119,267	100%	$118,397	100%	$870	1%

NCP primarily consists of standup HBAs, mezzanine cards, I/O ASICs, ULOMs, and UCNAs. For the three months ended September 30, 2012, our Fibre Channel based products accounted for greater than 60% of total NCP revenues. In addition, our Ethernet based products revenue grew by more than 25% compared to the same period in the prior year. The increase in our NCP revenue for the three months ended September 30, 2012 compared to the three months ended October 2, 2011 was primarily due to an increase in units shipped of approximately 19%, partially offset by a decrease in average selling price of approximately 7%.

SCP primarily consists of our InSpeed®, SOC or backend connectivity, and bridge and router products. Our SCP revenues decreased approximately 21% for the three months ended September 30, 2012 compared to the three months ended October 2, 2011. This decrease was primarily due to a decline in backend connectivity product shipments as a result of certain products reaching end of life in fiscal 2012. In addition, average selling prices decreased approximately 18% compared to the same period in the prior year. We expect our SCP revenue to continue to be lower in fiscal 2013 compared to fiscal 2012.

ATP primarily consists of our iBMCs, OneCommand® Vision software products, certain legacy products and other products and services. For the three months ended September 30, 2012, our iBMC based products accounted for the majority of total ATP revenues. The decrease in our ATP revenues for the three months ended September 30, 2012 was primarily due to a decrease in units shipped of approximately 22% as certain legacy products approach end of life, combined with a decrease in average selling price of approximately 17%.

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

	Net Revenues by Major Customers
	Direct Revenues		Total Direct and Indirect Revenues (2)
	Three Months Ended September 30, 2012	Three Months Ended October 2, 2011	Three Months Ended September 30, 2012	Three Months Ended October 2, 2011
Net revenue percentage (1):
IBM	34%	28%	37%	33%
Hewlett-Packard	22%	24%	25%	27%
Hon Hai Precision Industry Co., Ltd. (Foxconn Technology Group) (3)	10%	—	—	—

(1)	Amounts less than 10% are not presented.
(2)	Customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.
(3)	Hon Hai Precision Industry Co., Ltd. is a contract manufacturer that performed manufacturing for some of our OEM customers.

Direct sales to our top five customers accounted for approximately 74% of total net revenues for the three months ended September 30, 2012, compared to approximately 70% for the three months ended October 2, 2011. Direct and indirect sales to our top five customers accounted for approximately 83% of total net revenues for the three months ended September 30, 2012, compared to approximately 79% for the three months ended October 2, 2011. Our net revenues from customers can be significantly impacted by changes in our customers’ business and their business models.

Net Revenues by Sales Channel

Net revenues by sales channel were as follows:

	Net Revenues by Sales Channel
(in thousands)	Three Months Ended September 30, 2012	Percentage of Net Revenues	Three Months Ended October 2, 2011	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
OEM	$109,039	91%	$104,036	88%	$5,003	5%
Distribution	10,193	9%	14,316	12%	(4,123)	(29)%
Other	35	—	45	—	(10)	(22)%

Total net revenues	$119,267	100%	$118,397	100%	$870	1%

The increase in OEM net revenues for the three months ended September 30, 2012 compared to the three months ended October 2, 2011 was primarily due to an increase of approximately 19% in NCP revenues partially offset by a decrease of approximately 20% in SCP revenues and a decrease of approximately 52% in ATP revenues generated through our OEMs. The decrease in distribution net revenues for the three months ended September 30, 2012 compared to the three months ended October 2, 2011 was primarily due to a decrease of approximately 25% in NCP net revenues generated through distribution partners. We believe that our net revenues are being generated primarily as a result of product certifications and qualifications with our OEM customers, which take products directly and indirectly through distribution and contract manufacturers. We view product certifications and qualifications as an important indicator of future revenue opportunities and growth for the Company. However, product certifications and qualifications do not necessarily ensure continued market acceptance of our products by our OEM customers. It is also very difficult to determine the future impact, if any, of product certifications and qualifications on our revenues.

Net Revenues by Geographic Territory

Our net revenues by geographic territory based on billed-to location were as follows:

	Net revenues by Geographic Territory
(in thousands)	Three Months Ended September 30, 2012	Percentage of Net Revenues	Three Months Ended October 2, 2011	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
Asia Pacific	$76,872	64%	$66,663	56%	$10,209	15%
United States	26,974	23%	32,648	28%	(5,674)	(17)%
Europe, Middle East, and Africa	14,891	13%	18,875	16%	(3,984)	(21)%
Rest of the world	530	—	211	—	319	151%

Total net revenues	$119,267	100%	$118,397	100%	$870	1%

We believe the increase in Asia Pacific net revenues and the decrease in Europe, Middle East, and Africa (EMEA) and United States net revenues as a percentage of total net revenues for the three months ended September 30, 2012 compared to the three months ended October 2, 2011 was primarily due to our OEM customers continuing to migrate towards using contract manufacturers that are predominately located in Asia Pacific. However, since we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.

Gross Profit. Gross profit consists of net revenues less cost of sales. Our gross profit was as follows (in thousands):

Gross Profit
Three Months Ended September 30, 2012	Percentage of Net Revenues	Three Months Ended October 2, 2011	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$68,976	58%	$65,571	55%	$3,405	3%

Cost of sales includes the cost of producing, supporting, and managing our supply of quality finished products. Cost of sales also included approximately $5.1 million and $8.6 million of amortization of technology intangible assets for the three months ended September 30, 2012 and October 2, 2011, respectively. Approximately $0.3 million and $0.5 million of share-based compensation expense was included in cost of sales for the three months ended September 30, 2012 and October 2, 2011, respectively. Our gross margin percentage for the three months ended September 30, 2012 improved primarily due to a favorable product mix that was partially offset by the sunset period royalty expense and patent license fee amortization expense of approximately $1.0 million related to the Settlement Agreement entered into with Broadcom on July 3, 2012. We will continue to recognize patent license fee amortization expenses related to the Settlement Agreement over the remaining patent license term (which expires on July 1, 2020) and sunset period royalty expenses related to the amended 2012 Permanent Injunction during fiscal 2013. Although gross margin improved due to favorable product mix in the current three months ended September 30, 2012, we expect the trend toward increased sales of lower margin products to continue in the future.

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

Engineering and Development
Three Months Ended September 30, 2012	Percentage of Net Revenues	Three Months Ended October 2, 2011	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$38,470	32%	$43,275	37%	$(4,805)	(5)%

Engineering and development expenses for the three months ended September 30, 2012 compared to the three months ended October 2, 2011 decreased approximately $4.8 million, or 11%. Approximately $2.7 million and $2.8 million of share-based compensation expense were included in engineering and development costs for the three months ended September 30, 2012 and October 2, 2011, respectively. Engineering and development headcount increased to 667 at September 30, 2012 from 616 at October 2, 2011. Although headcount increased during the three months ended September 30, 2012 compared to the three months ended October 2, 2011, salary and related expenses decreased approximately $0.6 million primarily due to the non-recurrence of workforce reduction costs related to the consolidation of certain leased facilities, lower performance-based compensation and reduced benefit costs compared to the same period last year. The decrease in expenses during the three months ended September 30, 2012 was also due to a decrease in nonrecurring engineering, prototypes, and related costs associated with new product development of approximately $2.9 million and lower depreciation expense of approximately $0.4 million. We plan to continue to invest in engineering and development costs. In addition, due to the 2012 Permanent Injunction, we expect to continue to incur incremental engineering and development expenses to redesign our impacted products through fiscal 2014. See “Patent Litigation” elsewhere in Part I, Item 2 of this Form 10-Q.

Selling and Marketing. Selling and marketing expenses consisted primarily of salaries, commissions, and related expenses for personnel engaged in the marketing and sales of our products, as well as trade shows, product literature, promotional support costs, and other advertising related costs. Sales and marketing expenses were as follows (in thousands):

Selling and Marketing
Three Months Ended September 30, 2012	Percentage of Net Revenues	Three Months Ended October 2, 2011	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$13,737	12%	$14,617	12%	$(880)	—

Selling and marketing expenses for the three months ended September 30, 2012 compared to the three months ended October 2, 2011 decreased approximately $0.9 million, or 6%. Approximately $0.7 million and $1.1 million of share-based compensation expense was included in selling and marketing costs for both the three month periods ended September 30, 2012 and October 2, 2011, respectively. Selling and marketing headcount increased to 152 at September 30, 2012 from 144 at October 2, 2011. Although headcount increased during the three months ended September 30, 2012 compared to the three months ended October 2, 2011, salary and related expenses remained flat primarily due to lower performance-based compensation in the current quarter. The decrease in selling and marketing expenses during the three months ended September 30, 2012 was also attributable to a decrease in advertising expenses of approximately $1.1 million. We will continue to closely manage and target advertising, market promotions, and heighten brand awareness of our new and existing products in an effort to provide overall revenue growth. In addition, due to the 2012 Permanent Injunction, we expect to continue to incur incremental sales and marketing expenses to requalify and recertify our impacted products with customers through fiscal 2014. See “Patent Litigation” elsewhere in Part I, Item 2 of this Form 10-Q.

General and Administrative. Ongoing general and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees, and other corporate expenses. General and administrative expenses were as follows (in thousands):

General and Administrative
Three Months Ended September 30, 2012	Percentage of Net Revenues	Three Months Ended October 2, 2011	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$8,508	7%	$11,865	10%	$(3,357)	(3)%

General and administrative expenses for the three months ended September 30, 2012 compared to the three months ended October 2, 2011 decreased approximately $3.4 million, or 28%. Approximately $1.8 million and $2.1 million of share-based compensation expense were included in general and administrative costs for the three months ended September 30, 2012 and October 2, 2011, respectively. General and administrative headcount decreased to 140 at September 30, 2012 from 145 at October 2, 2011. The decrease in headcount resulted in a net decrease in salary and related expenses of approximately $0.6 million. The remaining change was primarily due to a decrease in litigation costs related to the on-going patent dispute of approximately $3.0 million partially offset by mitigation related legal costs of approximately $0.5 million.

Amortization of Other Intangible Assets. Amortization of other intangible assets consisted of amortization of intangible assets such as patents, customer relationships, tradenames with estimable lives, covenants not to compete, and backlog. Amortization expense was as follows (in thousands):

Amortization of Other Intangible Assets
Three Months Ended September 30, 2012	Percentage of Net Revenues	Three Months Ended October 2, 2011	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$1,523	1%	$1,762	1%	$(239)	—

Amortization of other intangible assets for the three months ended September 30, 2012 compared to the three months ended October 2, 2011 decreased approximately $0.2 million, or 14%. The decrease was primarily due to a lower unamortized intangible assets balance at the beginning of the current three month period as a result of certain intangible assets being fully amortized in fiscal 2012.

Non-operating (Expense ) Income, net. Non-operating (expense) income, net, consisted primarily of interest income, interest expense, and other non-operating income and expense items. Our non-operating (expense) income, net, was as follows (in thousands):

Nonoperating Income (Expense), net
Three Months Ended September 30, 2012	Percentage of Net Revenues	Three Months Ended October 2, 2011	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$(342)	—%	$422	—%	$(764)	—

Our non-operating (expense) income, net, for the three months ended September 30, 2012 compared to the three months ended October 2, 2011 decreased approximately $0.8 million, or 181%. The net decrease was primarily due to a foreign exchange loss in the current three months ended September 30, 2012 of approximately $0.3 million compared to a foreign exchange gain in the same period in the prior year of approximately $0.4 million.

Income Taxes. Income taxes were as follows (in thousands):

Income Taxes
Three Months Ended September 30, 2012	Percentage of Net Revenues	Three Months Ended October 2, 2011	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$5,739	5%	$1,633	1%	$4,106	4%

Income taxes for the three months ended September 30, 2012 compared to the three months ended October 2, 2011 increased approximately $4.1 million. Our effective tax expense rate was approximately 90% and (30)% for the three months ended September 30, 2012 and October 2, 2011, respectively. The increase in our effective tax expense rate for the three months ended September 30, 2012 compared to the three months ended October 2, 2011 was primarily due to the continuing impact of our previously recorded U.S. deferred tax asset valuation allowance and changes in the mix of earnings in international versus U.S. tax jurisdictions. We continue to generate the majority of our earnings in countries other than the U.S. including India, Ireland, and Isle of Man, where such earnings are generally subject to significantly lower tax rates than the U.S. We expect this trend to continue in the future. We have made no provision for U.S. income taxes or foreign withholding taxes on the earnings of our foreign subsidiaries as these amounts are intended to be indefinitely reinvested in operations outside the U.S.

We expect our annual effective tax rate for fiscal 2013 to be approximately 97%. Our expected annual effective tax rate is higher than the U.S. federal statutory rate primarily due to the continued impact of our previously recorded U.S. deferred tax valuation allowance, including changes in the estimated timing of reversing temporary differences and the resulting amount of deferred tax assets estimated to be recoverable in available carryback periods, and the mix of earnings in international versus U.S. tax jurisdictions. Actual current year originations and reversals of temporary differences that are recoverable in available carryback periods and subject to our U.S. deferred tax valuation allowance could drive significant volatility to our effective tax rate and actual tax expense for fiscal 2013. In addition, changes in the mix of U.S. versus international earnings and changing tax laws could affect our actual tax expense for fiscal 2013. As estimates and judgments are used to project such originations and reversals of temporary differences and the mix of earning in our various tax jurisdictions, the impact to our tax provision could vary significantly if the current planning or assumptions change. We also do not forecast discrete events, such as a settlement of tax audits with governmental authorities or changes in tax laws, due to their inherent uncertainty. Such discrete events could also materially impact our tax expense. As the tax rate is driven by various factors, it is not possible to estimate our future tax rate with a high degree of certainty.

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

Goodwill. Goodwill is not amortized, but instead, is tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that goodwill might be impaired. In assessing goodwill impairment, we have the option to first assess the qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if we conclude otherwise, then we are required to perform the first step of the two-step impairment test by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired; otherwise, goodwill is considered impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill. We also have the option to bypass the qualitative assessment and proceed directly to performing the first step of the two-step goodwill impairment test. We may resume performing the qualitative assessment in any subsequent period. Management considers our business as a whole to be its reporting unit for purposes of testing for impairment. The annual impairment test is performed during the fourth fiscal quarter. See Note 5 in the accompanying notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.

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

Stock-Based Compensation. We account for our stock-based awards to employees and non-employees using the fair value method. Although we grant unvested stock awards, cash-settled stock unit awards and stock options, the majority of the awards granted and stock based compensation recognized consists of unvested stock awards. The fair value of each unvested stock award is determined based on the closing price of our common stock at grant date. The fair value of each cash-settled unit award is determined based on the closing price of our common stock upon vesting, and therefore, is subject to remeasurement at each reporting period until the award is vested. For stock options, the fair value of each option is based on several criteria including, but not limited to, the valuation model used and associated input factors including principally stock price volatility and, to a lesser extent, expected term, dividend rate, and risk free interest rate. The input factors used in the valuation model are based on subjective future expectations combined with management judgment. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period for each separate vesting tranche of the award. A forfeiture rate assumption is applied in determining the fair value of our stock-based compensation related to both unvested stock awards and stock options based on future expectations and may be revised as significant differences become known. In addition, a probability assessment is applied to unvested performance-based stock awards. These adjustments may materially impact our results of operations in the period such changes are made.

Litigation Costs. We record a charge equal to at least the minimum estimated liability for a loss contingency or litigation settlement when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. Liabilities related to litigation settlements with multiple elements are recorded based on the fair value of each element. Legal and other litigation related costs are recognized as the services are provided. We record insurance and other indemnity recoveries for litigation costs when both of the following conditions are met: (i) the recovery is probable and (ii) collectability is reasonably assured. The insurance recoveries recorded are only to the extent the litigation costs have been incurred and recognized in the financial statements; however, it is reasonably possible that the actual recovery may be significantly different from our estimates. There are many uncertainties associated with any litigation, and we cannot provide assurance that any actions or other third party claims against us will be resolved without costly litigation or substantial settlement charges. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected. See Note 8 in the accompanying notes to condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Recently Adopted Accounting Standards

See Note 1 in the accompanying notes to condensed consolidated financial statements included in Part I, Item I of this Form 10-Q for a description of the recently adopted accounting standards.

Liquidity and Capital Resources

Our principal sources of liquidity consist of our existing cash balances and investments, as well as funds expected to be generated from operations. At September 30, 2012, we had approximately $255.4 million in working capital and approximately $186.4 million in cash and cash equivalents and current investments as compared to approximately $260.6 million in working capital and approximately $229.9 million in cash and cash equivalents and current investments at July 1, 2012. We maintain an investment portfolio of various security holdings, types, and maturities. We invest in instruments that meet credit quality standards in accordance with our investment guidelines. We limit our exposure to any one issuer or type of investment with the exception of U.S. Government issued or U.S. Government sponsored entity securities. Our investments consisted mostly of marketable certificates of deposit, fixed income securities and corporate bonds as of September 30, 2012 and we did not hold any auction rate securities or direct investments in mortgage-backed securities.

Our cash balances and investments are held in numerous locations throughout the world. As of September 30, 2012, our international subsidiaries held approximately 15% of our total cash, cash equivalents and investment securities, the majority of which will be used to repay obligations to U.S. affiliate entities that arise in the normal course of business and would not result in incremental U.S. tax liabilities when paid.

Our accounts receivable are primarily with large multinational OEM customers and denominated in U.S. dollars. At September 30, 2012, approximately 11% of our accounts receivable are related to customers with a European billing address. However, we do not believe that the ongoing European Sovereign debt crisis will materially impact the collectability of our accounts receivable or adversely affect our financial position or liquidity.

Cash Flows

The following table summarizes our cash flows:

	Three Months Ended
	September 30, 2012	October 2, 2011
	(In thousands)
Net cash provided by (used in):
Operating activities	$(39,734)	$13,586
Investing activities	14,291	(11,862)
Financing activities	(1,542)	(21,701)
Effect of foreign currency translation on cash and cash equivalents	254	(360)

Decrease in cash and cash equivalents:	$(26,731)	$(20,337)

Operating Activities

Cash used in operating activities during the three months ended September 30, 2012 was approximately $39.8 million compared to cash provided by operating activities of approximately $13.6 million during the three months ended October 2, 2011. The current period cash used in operating activities was primarily due to net income of approximately $0.7 million, non-cash adjustments for amortization of intangible assets of approximately $6.7 million, share-based compensation expense of approximately $5.6 million, depreciation and amortization of approximately $4.4 million, and changes in operating assets and liabilities including a decrease in accounts payable, accrued liabilities and other liabilities of approximately $40.0 million, an increase in prepaid expenses, prepaid income taxes and other assets of approximately $15.6 million and an increase in inventories of approximately $4.3 million.

Investing Activities

Cash provided by investing activities during the three months ended September 30, 2012 was approximately $14.3 million compared to cash used in investing activities of approximately $11.9 million during the three months ended October 2, 2011. The current period cash provided by investing activities was primarily due to maturities of investments that were not reinvested.

Financing Activities

Cash used in financing activities for the three months ended September 30, 2012 was approximately $1.5 million compared to approximately $21.7 million during the three months ended October 2, 2011. The current period usage of cash was primarily due to payroll tax withholdings on behalf of employees for restricted stock.

Prospective Capital Needs

In early August 2008, our Board of Directors authorized a plan to repurchase up to $100.0 million of our outstanding common stock. In April 2009, upon receipt of an unsolicited takeover proposal and related tender offer of Broadcom Corporation to acquire us, our Board of Directors elected to temporarily suspend any activity under the share repurchase plan. In light of Broadcom allowing its tender offer to expire on July 14, 2009, Emulex’s Board of Directors elected to reactivate the $100.0 million share repurchase plan effective July 15, 2009. From June 29, 2009 through September 30, 2012, the Company repurchased approximately 9.0 million shares of its common stock for an aggregate purchase price of approximately $78.4 million at an average purchase price of $8.67 per share under this plan. Our Board of Directors has not set an expiration date for the plan. Therefore, we may repurchase additional shares under this plan from time to time through open market purchases or privately negotiated transactions. It is expected that any future share repurchases will be financed by available cash and cash from operations.

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

We have disclosed outstanding legal proceedings in Note 8 in the accompanying notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, including the consolidated patent infringement lawsuit filed by Broadcom against us. This lawsuit continues to present risks that could have a material adverse effect on our business, financial condition, or results of operations, including loss of patent rights, monetary damages, and injunction against the sale of accused products. We continue to present a vigorous post-trial defense against this lawsuit, and have appealed the trial verdict. On July 3, 2012, we entered into a Settlement Agreement pursuant to which both parties agreed to settle and release certain claims related to the patent infringement litigation. The Settlement Agreement provided for certain amendments to the April 3, 2012 Permanent Injunction, and dismissals of certain allegations of the lawsuit, including portions of the scheduled re-trial. We also received a worldwide limited license to the ‘691 patent, the ‘150 patent, the ‘194 patent and related families for certain fields of use including Fibre Channel applications. Under the term of Settlement Agreement, we paid Broadcom a lump sum release and license fee of $58.0 million during the first quarter of fiscal 2013. On July 18, 2012, pursuant to the Settlement Agreement, the Court issued an amended Permanent Injunction and a stipulation to dismiss certain allegations in the lawsuit in light of the Settlement Agreement. On August 28, 2012, Broadcom filed a motion in District Court for exclusion of certain device/customer product combinations from the amended Appendix. The motion is scheduled to be heard by the Court on October 29, 2012.

In fiscal 2012, we expensed $36.8 million under the Settlement Agreement. The remaining $21.2 million was recorded as prepaid license fees in the first quarter of fiscal 2013 when payment was made, and is being amortized to cost of goods sold over the ten year license term in proportion to the estimated future revenues of the licensed technology. We recognized approximately $1.0 million of prepaid license fee amortization and sunset period royalty expenses during the first quarter of fiscal 2013.

We expect to incur incremental costs during fiscal 2013 and fiscal 2014 related to the retrial and to redesign, design around, modify, design, develop, test and requalify certain products that were not covered by the Settlement Agreement and have previously been found to infringe on the ‘150 and ‘691 patents in the range of $15 million — $20 million. See “Patent Litigation” in Part I, Item 2 of this Form 10-Q. Also see “Third party claims of intellectual property infringement could adversely affect our business” and “We are dependent on sole source and limited source third party suppliers and EMS providers for our products” in Part II, Item 1A— Risk Factors, of this Form 10-Q for a description of certain risks relating to the litigation with Broadcom that could impact our liquidity and prospective capital needs.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of September 30, 2012, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations as of September 30, 2012, and the effect such obligations are expected to have on our liquidity in future periods. The estimated payments reflected in this table are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those reflected in the table.

	Payments Due by Period (in thousands)
	Total	Remaining 2013	2014	2015	2016	2017	Thereafter
Leases (1)	$19,596	$3,548	$4,340	$3,777	$3,327	$1,875	$2,729
Purchase commitments (2)	50,913	50,913	—	—	—	—	—
Other commitments (3)	15,006	7,676	3,210	2,471	942	707	—

Total (4)(5)	$85,515	$62,137	$7,550	$6,248	$4,269	$2,582	$2,729

(1)	Lease payments include common area maintenance (CAM) charges.
(2)	Purchase commitments represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of September 30, 2012. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.
(3)	Other commitments consist primarily of commitments for software license fees of approximately $8.1 million and non-recurring engineering services of approximately $4.3 million.
(4)	Excludes approximately $37.4 million of liabilities for uncertain tax positions for which we cannot make a reasonably reliable estimate of the period of payment. See Note 11 in the accompanying notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
(5)	The expected timing of payments for the obligations discussed above is estimated based on current information. Timing of payment and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. Amounts disclosed as contingent or milestone based obligations depend on the achievement of the milestones or the occurrence of the contingent events and can vary significantly.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We do not believe our cash and cash equivalents are subject to significant interest rate risk due to their short terms to maturity. As of September 30, 2012, the carrying value of our cash and cash equivalents approximated fair value.

As of September 30, 2012, our investment portfolio consisted primarily of fixed income securities of approximately $12.1 million. We have the positive intent and ability to hold these securities to maturity. We did not hold any auction rate securities or direct investments in mortgage-backed securities as of September 30, 2012.

The fair market value of our investment portfolio is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of September 30, 2012, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows. However, if interest rates decreased and securities within our portfolio were re-invested in securities with lower interest rates, interest income would decrease in the future.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under Note 8 in the accompanying notes to condensed consolidated financial statements under the caption “Litigation” included in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

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

On March 16, 2012, the Court issued a decision concerning injunctive relief for the ‘150 and the ‘691 patents. The decision provided, in part, for a sunset period of 18 months relating to the ‘150 patent, starting on October 12, 2011. The decision further provided for a sunset period of 18 months relating to the ‘691 patent, starting on December 16, 2011. The affected products for the ‘150 patent include the BE2, BE3, XE201, and SOC 442 ASICs, products containing them, and products not colorably different from them. The affected products for the ‘691 patent include the SOC 320, SOC 422, and SOC 442 ASICs, products containing them, and products not colorably different from them. The sunset period allows Emulex to sell the affected products to existing customers for specific customer devices, subject to limitations relating to when the products had been qualified and when certain firm orders had been placed. The decision further provided for Emulex to pay a royalty of nine percent on all sales of such products made during the sunset period. The decision also clarified that foreign sales (outside the U.S.) are beyond the scope of the suit. On April 3, 2012, the Court issued a permanent injunction (2012 Permanent Injunction) which, with respect to both the ‘150 and ‘691 patents, further describe the prohibited activities, contain sunset provision terms including royalty rates and computations, limit the territory to allow sales of products that are manufactured outside the U.S. to customers located outside the U.S., permit design around efforts including modifications and design, development, and testing to eliminate infringement, and permit service and technical support for certain products. On May 30, 2012, the Court issued an order requiring the parties to submit an appendix, which identities the permitted sunset sales (Appendix), to the April 3, 2012 Permanent Injunction, and excluded from the sunset provision any customer who is a distributor and not an OEM, with distributor exceptions for needs of an end user affecting health of the public, public safety, and governmental agencies engaged in the national defense. The May 30, 2012 order provided that, not later than 90 days from the date of that order, Broadcom may move the Court for exclusion of certain device/customer product combinations from the Appendix. An Appendix was filed by Emulex and Broadcom with the Court under seal on June 10, 2012.

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

See Note 8 in the accompanying notes to condensed consolidated financial statements under the caption “Litigation” in Part I, Item 1 of this Form 10-Q. Also see “We are dependent on sole source and limited source third party suppliers and EMS providers for our products” elsewhere in this Item 1A — Risk Factors.

Specific risks related to the on-going Broadcom infringement litigation and Settlement Agreement include:

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

•

Our suppliers, on whom we rely for SerDes changes for chip spins, may require more time than what is available under the sunset periods to complete redesigns of clock and data recovery (CDR) in SerDes modules which would restrict our ability to continue to sell products after the expiration of the sunset periods until redesigned products are available;

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

•	Our sales and support for products sold outside the United States may be made subject to the 2012 Permanent Injunction, although such sales were previously found to be outside the scope of the suit;

•

Our continuing support and sales for products previously provided to customers and end users may be made restricted by the 2012 Permanent Injunction, although technical support is not prohibited by the 2012 Permanent Injunction for products subject to the jury verdict award of damages, or permitted under the sunset period;

•

The 2012 Permanent Injunction provisions limiting sunset period sales by when each customer qualified our products and when each customer first submitted its orders to us for products, and provisions requiring written certification by customers, may cause our customers to exclude us from new product opportunities;

•	The 2012 Permanent Injunction royalties may make our costs too high to meet market pricing requirements set by our customers;

•

Our July 3, 2012 Settlement Agreement with Broadcom requires us to maintain certain records, as well as provide certain written notices and reports, and such activities may cause additional costs and limitations for us not borne by our competitors;

•

The terms of any future settlements, beyond the July 3, 2012 Settlement Agreement, that we may reach in the suit brought by Broadcom may be less favorable to us than were settlements in other patent litigation involving companies;

•	Broadcom may not assert the patents against our competitors, thus leaving us with a competitive disadvantage relative to future business that may not be borne by our competitors;

•	Broadcom may be unwilling to settle the remaining lawsuit with us, beyond the July 3, 2012 Settlement Agreement, for strategic or tactical reasons that we are unable to determine;

•

A settlement, beyond the July 3, 2012 Settlement Agreement, in the suit brought by Broadcom may never be reached, and a permanent injunction may be issued and remain in place for the life of the patents in the lawsuit;

•

The interpretation of the provisions of the 2012 Permanent Injunction may be unfavorable to us, resulting in part because of the complexity of the business practices used by our customers, including a large quantity of different customer product models, customer platforms, and design configurations, and the complexity of the supply chains, support implementations, and product distribution networks used by our customers, each of which may result in the need for further hearings before the Court;

•

Our supply to customers in the United States may be disrupted by the 2012 Permanent Injunction affecting our Ethernet based products that include our BE2 or BE3 chips (collectively referred to as the affected products);

•	Our total net revenues may be reduced by our inability to sell the affected products in the United States after any injunction;

•	The content of the 2012 Permanent Injunction, and its Appendix, may be modified by the Court in ways that are unfavorable to us;

•	The Court may amend the Appendix to the 2012 Permanent Injunction to exclude certain device/customer product combinations;

•

The Court may determine that we have not adequately proven the extent of the injuries that may occur to our customers or proven reasons for delays in completing product redesigns and retesting, and therefore, may not modify the amended 2012 Permanent Injunction to provide for a longer time period;

•

The re-trial may result in significant additional defense costs, and the outcome for such a re-trial is uncertain, but may include a further injunction and may result in further product redesign activities;

•

Broadcom could file additional lawsuits against us, asserting additional claims from the same patents involved in the lawsuit, or additional patents, or file other proceedings with commissions such as the International Trade Commission; and

•

Any appeals we make with respect to the determinations made by the jury or the Court may not be successful; any requests for stay of any permanent injunction may be denied; and royalties we pay pending an appeal may not be promptly reimbursed to us even if we are successful with any appeal.

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

Our business is highly competitive.

The markets for our products are highly competitive and are characterized by rapid technological advances, price erosion, frequent new product introductions, and evolving industry standards. Our current and potential competition consists of major domestic and international companies, some of which have substantially greater financial, technical, marketing, and distribution resources than we have. We currently compete against QLogic Corporation (QLogic), Brocade Communications Systems, Inc. (Brocade) and PMC Sierra, Inc (PMC Sierra) for our Fibre Channel (FC) products. For Ethernet products, we compete against the leading integrated circuits (IC) vendors including Intel Corporation (Intel), Broadcom, QLogic and Mellanox Technologies, LTD (Mellanox). Our competitors for combined Ethernet and FC products include Brocade and QLogic.

We expect that our markets will continue to attract new competition. Additional companies, including but not limited to our suppliers, strategic partners, Original Equipment Manufacturer (OEM) customers and emerging companies, may enter the markets in which we compete, and new or stronger competitors may emerge as a result of consolidation in the marketplace. Additionally, our existing competitors continue to introduce products with improved price/performance characteristics, and we may have to do the same to remain competitive. Furthermore, competitors may introduce new products to the market before we do, and thus obtain a time-to-market advantage over us. Increased competition could result in increased price competition, reduced revenues, lower profit margins or loss of market share, any of which could have a material adverse effect on our business, results of operations, and financial condition.

A significant portion of our business depends upon the continued growth of the networking market.

The size of our potential market is largely dependent on the overall demand for networking products and in particular upon the broadening acceptance of our converged network technologies. We believe that our investment in multi-protocol solutions that address the high performance needs of the converged networking market provides the greatest opportunity for our future revenue growth and profitability. However, the market for converged networking products may not gain broader acceptance and customers may choose alternative technologies that we are not investing in, or products supplied by other companies. Interest continues for other storage networking technologies such as Internet Small Computer Systems Interface (iSCSI), which may satisfy some Input/Output (I/O) connectivity requirements through standard Ethernet adapters and software at little or no incremental cost to end users. These software only iSCSI solutions compete with our Network Connectivity Products, particularly in the low end of the market. We have also launched Converged Network Adapters (CNAs) using Fibre Channel over Ethernet (FCoE) or iSCSI protocols which may be used by the same customers impacting our network product revenues more than we anticipate.

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

We rely almost exclusively on OEMs and sales through distribution channels for our revenue. For the three months ended September 30, 2012, we derived approximately 91% of our net revenues from sales to OEM customers and approximately 9% from sales through distribution. Furthermore, as some of our sales through distribution channels consist of OEM products, OEM customers effectively generated approximately 95% of our revenue for the three months ended September 30, 2012. Moreover, direct and indirect sales to our top five customers (including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties) accounted for approximately 83% of our net revenues for the three months ended September 30, 2012. If we are unable to retain our current OEM and distributor customers, recruit additional or replacement customers, or timely collect amounts due from our customers, or if demand from our customers is reduced due to difficulties in their ability to acquire components or other products such as microprocessors, disk drives, switches and optical modules used in conjunction with our products or in the deployments of their products, our business, results of operations, and financial condition could be materially adversely affected.

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

•

Reduced demand from our customers if there is a shortage of, or difficulties in, acquiring components or other products, such as microprocessors, disk drives, switches, and optical modules, used in conjunction with the deployment of systems containing our products;

•	Seasonality;

•

Changes in general social and macro-economic conditions, including but not limited to natural disasters, terrorism, public health crises, slower than expected market growth, reduced economic activity, delayed economic recovery, loss of consumer confidence, increased energy costs, adverse business conditions and liquidity concerns, concerns about inflation or deflation, recession, and reduced business profits and capital spending, with resulting changes in customer technology budgeting and spending;

•	Fluctuations in product development, procurement, resource utilization and other operating expenses;

•	Inability to realize anticipated efficiencies resulting from increased revenues;

•	Difficulties controlling costs, including operating expenses, as revenues increase;

•	Inability of our electronics manufacturing service providers (EMS) or suppliers to produce and distribute our products in a timely fashion;

•	Difficulties with updates, changes or additions to our information technology systems; and

•	Breaches of our network security, including viruses.

Order deferrals and cancellations by our customers, declining average sales prices, changes in the mix of products sold, shortages of materials, delays in the introduction of new products and longer than anticipated sales cycles for our products have adversely affected our business, financial condition and results of operations in the past. Despite these factors, we, along with our EMS providers, maintain significant finished goods, work-in-progress and raw materials inventory to meet estimated order forecasts. If our customers purchase less than their forecasted orders or cancel or delay existing purchase orders, there will be higher levels of inventory that face a greater risk of obsolescence. If our customers choose to purchase products in excess of the forecasted amounts or in a different product mix, we could experience inadequate inventory or manufacturing capacity to meet such demand.

As a result of these and other unexpected factors or developments, future operating results may fall below the expectations of investors or market analysts, which would have a material adverse effect on our stock price.

Our industry is subject to rapid technological change.

The markets for our products are characterized by rapidly changing technology, evolving industry standards, and the frequent introduction of new products and enhancements. Our future success depends in large part on our ability to enhance our existing products and to introduce new products on a timely basis to meet changes in customer preferences and evolving industry standards. Currently, new and proposed technologies such as 16 Gb/s and 32 Gb/s Fibre Channel solutions; FCoE; 40GbE and 100GbE solutions; Infiniband; Remote Direct Memory Access (RDMA) over Converged Ethernet (RoCE) and low latency Ethernet Solutions; PCI Express 3.0; PCI Express Advanced Switching; 10G base T; 6 Gb/s and 12 Gb/s SAS; and Solid State Drives (SSDs) are in development by many companies and their ultimate acceptance and deployment in the market is uncertain. We are developing some of these technologies and we cannot be sure that the technologies we chose to develop will achieve market acceptance, or that technologies that we chose not to develop will be available for purchase or license from third parties or will be immaterial to our business.

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

To remain a significant supplier of networking technologies, we will need to continue to expand the range of products and solutions offered to our OEM customers. Expansion into other areas of the storage and server technology market, whether by acquisition or through internal growth, and the resulting increases in expenditures to support these new areas may be greater than anticipated. If we fail to successfully expand into new areas of the storage and server technology market with products that we do not currently offer, or effectively address new market opportunities, we may lose market share and revenue opportunities to our competitors. Any such loss of opportunities or any failure by us to effectively manage the costs associated with expanding into new markets may have an adverse effect on our business and financial condition.

Further, although most of our revenues have historically been derived from products based on Fibre Channel technology, we expect that the future growth of our business will be primarily driven through our offerings of converged networking solutions. We believe that our Fibre Channel products and converged networking solutions will, at least initially, have similar customers and other marketing requirements that should produce certain synergies and cost savings as we expand our converged network solutions business. However, if the expansion of our converged networking solutions business does not produce the synergies and cost savings with our core Fibre Channel business that we anticipate, our marketing and other business expenses relating to our converged network solutions business could be greater than anticipated and our financial condition could be adversely affected.

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

We supply FC and Ethernet I/O solutions that target separate high-end, midrange and small to medium sized end users. Historically, the majority of our revenues have come from our high-end enterprise server and storage solutions. If customers elect to utilize midrange HBA and CNAs in higher-end environments or applications, or migrate to chip only solutions faster than we anticipate, our business results of operations and financial condition could be negatively affected.

Advancement of storage device capacity technology may not allow for additional revenue growth.

Storage device density continues to improve rapidly and at some point in the future, the industry may experience a period where the advancement in technology may increase storage device capacity to a level that may equal or exceed the need for digital data storage requirements. This would result in a situation where the number of units of storage devices required in the marketplace may level out or even decrease. To the extent that growth in storage device unit demand slows or decreases, our business, financial condition and results of operations may be materially adversely affected.

Our average unit selling prices may decrease at a faster rate than we are able to realize cost reductions in our products.

We continue to experience downward pressure on the average unit selling prices of our products. Furthermore, we may provide pricing discounts to customers based upon volume purchase criteria, and achievement of such discounts may reduce our average unit selling prices. To the extent that growth in unit demand fails to offset decreases in average unit selling prices, our revenues and financial performance could be materially adversely affected. Although we have historically achieved offsetting cost reductions, to the extent that average unit selling prices of our products decrease without a corresponding decrease in the costs of such products, our gross margins and financial performance could materially decline. Our gross margins could also be adversely affected by a shift in the mix of product sales to lower gross margin products. Furthermore, as our products are manufactured internationally, cost reductions would be more difficult to achieve if the value of the U.S. dollar were to deteriorate. Moreover, if the manufactured cost of our products were to increase due to inflation or other factors and we are unable to pass along such increase in our costs to our customers, our gross margins and financial performance could be materially adversely affected.

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

We expect to continue to engage in product development alignment activities with customers, companies we have investments in or receivables from, and other third parties. These product development alignment activities can magnify several risks for us, including the loss of control over development activities and the timing of product availability. Accordingly, we face increased risk that such product development alignment activities will result in products that are not commercially successful or that are not available in a timely fashion.

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

The use of third party ASIC suppliers also creates risks relating to intellectual property controversies including the possible need to redesign ASICs provided by such ASIC component supplier in response to such controversies. For example, on September 14, 2009, Broadcom Corporation filed two separate patent infringement lawsuits against the Company in the United States District Court in the Central District of California that were subsequently amended and consolidated. The consolidated lawsuit includes claims related to the use of multiple lanes of phase interpolators, clock and data recovery (CDR) circuits and other circuitry used to deserialize signals in SerDes modules included within an ASIC supplied by third party ASIC suppliers. See Note 8 in the accompanying notes to condensed consolidated financial statements under the caption “Litigation” in Part I, Item 1 of this Form 10-Q. Also see “Third party claims of intellectual property infringement could adversely affect our business” elsewhere in this Item 1A — Risk Factors.

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

Certain of our software (as well as that of our customers) may be derived from “open source” software that is generally made available to the public by its authors and/or other third parties. Such open source software is often made available to us under licenses, such as the GNU General Public License, which impose certain obligations on us in the event we were to distribute derivative works of the open source software. These obligations may require us to make source code for the derivative works available to the public, or license such derivative works under a particular type of license, rather than the forms of licenses customarily used to protect our intellectual property. In the event the copyright holder of any open source software were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be required to release the source code of that work to the public and/or stop distribution of that work.

We may be unable to attract, motivate or retain key managerial and technical personnel.

Our success depends to a significant degree upon the performance and continued service of key managers, as well as engineers involved in the development of our storage networking technologies and technical support of our products and customers. Competition for such highly skilled employees is intense in the communities in which we operate, as well as our industry, and we cannot be certain that we will be successful in recruiting, training, and retaining such personnel. In addition, employees may leave us and subsequently compete against us, and we may incur costs relating to their departure. Also, many of these key managerial and technical personnel receive stock-based compensation incentives as part of our employee retention initiatives. The number of shares authorized under stock based plans may be insufficient and shareholders may not approve to increase the number of authorized shares. New regulations, volatility in the stock market, and other factors could diminish the value of our stock-based compensation incentives, putting us at a competitive disadvantage and forcing us to use more cash compensation. If we are unable to attract new managerial and technical employees, or are unable to retain and motivate our current key managerial and technical employees, or are forced to use more cash compensation to retain or replace key personnel, our business, results of operations, and financial condition could be materially adversely affected.

Our international business activities subject us to increased business risks.

For the three months ended September 30, 2012, sales in Asia Pacific accounted for approximately 64% of our total net revenues, sales in the United States accounted for approximately 23% of our total net revenues, and sales in Europe, Middle East, Africa and the rest of the world accounted for approximately 13% of our total net revenues based on billed-to address. We expect that our sales will continue to increase outside of the United States as our customers are migrating towards using contract manufacturers located internationally, predominantly in Asia Pacific. However, because we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our sales based on billed-to address may not be reflective of the geographic mix of end-user demand or installations. All of our sales are currently denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. In addition, as we continue to expand our international operations, an increasing amount of our expenses will be incurred in currencies other than U.S. dollars, and as a result, we will be required from time to time to convert currencies to meet our obligations. Additionally, our suppliers are increasingly located outside of the U.S., and a significant portion of our products are produced at our EMS providers’ production facilities in Thailand, Malaysia, and China. As a result, we are subject to numerous risks inherent in international operations. Our international business activities could be affected, limited or disrupted by a variety of factors, including, but not limited to:

•	Fluctuations in freight costs and potential disruptions in the transportation infrastructure for our products and components;

•	Longer accounts receivable payment cycles;

•	Increased travel, infrastructure, accounting, and legal compliance costs associated with multiple international locations;

•	Difficulty in locating, hiring and retaining personnel with requisite skill sets and knowledge;

•	Difficulty maintaining management oversight and control of remote locations;

•	Changes in the value of local currencies relative to the U.S. dollar and other functional currencies;

•	Costs and risks of localizing products for international countries;

•	Import and export restrictions;

•	Limitations on the amount and nature of foreign investment, including restrictions on the structure and/or permissible forms of investment;

•	Imposition of or changes in governmental controls, taxes, tariffs, trade restrictions, and regulatory requirements to our current or future operations;

•	Potential restrictions on transferring funds between countries and difficulties associated with repatriating cash generated or held outside of the U.S. in a tax-efficient manner;

•	Taxation in multiple jurisdictions;

•	Bureaucratic intrusions and delays, government corruption, political instability, war, and/or terrorism; and

•	General economic and social conditions within international countries.

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

While revenues related to such software activities recognized during the three months ended September 30, 2012 have not been significant, any failure to successfully implement this new strategy could have an adverse effect on our results of operations in the future.

Our stock price is volatile, which has and may result in lawsuits against us and our officers and directors.

The stock market in general, and the stock prices of technology companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to continue to fluctuate in the future. For example, during calendar year 2012 through September 30, 2012, the closing sales price of our common stock ranged from a low of $6.03 per share to a high of $11.01 per share. Factors that could have a significant impact on the market price of our stock include, but are not limited to, the following:

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

In the past, companies, including us, that have experienced volatility in the market price of their stock have been subject to securities class action litigation. If we were to be the subject of similar litigation in the future, or experience unfavorable outcomes in any of our pending litigation as discussed in Note 8 in the accompanying notes to condensed consolidated financial statements under the caption “Litigation” in Part I, Item 1 of this Form 10-Q, it could have a material adverse effect on our business, results of operations, and financial condition. Such litigation would also divert management’s attention from other business matters.

Our results of operations could vary as a result of the methods, estimates, and judgments that we use in applying our accounting policies.

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations. See “Critical Accounting Policies” contained in Part I, Item 2 of this Form 10-Q.

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

We have adopted transfer-pricing procedures between our affiliated entities. Our procedures call for the licensing of intellectual property, the provision of services, and the sale of products from one affiliate to another at prices that we believe are equivalent to an arm’s length negotiated price. If the U.S. Internal Revenue Service (IRS) or the taxing authorities of any other jurisdiction were to successfully challenge our transfer pricing practices resulting in adjustments for prior or future tax years, we could become subject to higher taxes and our earnings would be adversely affected. Any redetermination of income allocations or modification of transfer pricing laws could result in an income tax assessment on the portion of income deemed to be derived from the U.S. or other taxing jurisdictions.

Although we believe our tax estimates are reasonable, there is no assurance that the final determination of our income tax liability will not be materially different than what is reflected in our income tax provisions and accruals. Significant judgment is required to determine the recognition and measurement of tax liabilities prescribed in the accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which, if settled unfavorably, could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other foreign, state and local tax authorities. We are currently under audit by the IRS for fiscal years 2008 and 2009 and an amended return for fiscal 2007, and by the California Franchise Tax Board for fiscal years 2008 and 2009. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

We may fail to realize the anticipated benefits of future acquisitions and strategic investments.

Our future performance will depend in part on our ability to realize the anticipated benefits from acquisitions and strategic investments, and whether we can successfully integrate, operate or partner with these businesses with our existing operations in an effective and efficient manner. Integrating our operations with acquired businesses is a complex, time-consuming and expensive process and involves a number of risks and uncertainties. In addition, in order to position ourselves to take advantage of growth opportunities, we have made, and may continue to make, other strategic acquisitions that involve significant risks and uncertainties. The risks and uncertainties relating to acquisitions and/or strategic investments include, but are not limited to:

•	The difficulty in integrating any newly acquired businesses and operations in an efficient and effective manner;

•	The risk of diverting our resources and the attention of our senior management from the operations of our existing business;

•	Additional demands on management related to the increase in the size and scope of our company following the acquisition;

•	Difficulties in combining corporate cultures;

•	Difficulties in the assimilation and retention of key employees;

•	The risks of potential disputes concerning indemnities and other obligations that could result in substantial costs;

•	Unknown defects of an acquired company’s products or assets that may not be identified due to the inherent limitations involved in the due diligence process of an acquisition;

•	Costs and expenses associated with any undisclosed or potential liabilities of acquired businesses;

•

Delays, difficulties or unexpected costs in the integration, assimilation, implementation or modification of platforms, business information systems, functions, technologies and infrastructure to support the combined business, as well as maintaining uniform standards, controls (including internal accounting controls), procedures and policies;

•	The challenges in achieving strategic objectives, cost savings and other benefits expected from any acquisitions;

•	The risk that the financial returns on acquisitions will not support the expenditures incurred to acquire such businesses or the capital expenditures needed to develop such businesses;

•	The risks of entering markets in which we have less experience;

•	The risk that our markets do not evolve as anticipated and the technologies acquired do not prove to be those needed to be successful in those markets; and

•	Difficulties in maintaining relationships with present and potential customers, distributors and suppliers of the acquired business.

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

Our California facilities, which include our corporate offices and principal product development facilities, are located near major earthquake faults. Any disruption in our business activities, personal injury, or damage to the facilities in excess of our currently insured amounts as a result of earthquakes or other such natural disasters, could have a material adverse effect on our business, results of operations, and financial condition. In addition, natural disasters such as hurricanes, tsunamis, flooding, and earthquakes, such as the flooding in Thailand in October 2011 and the earthquake off the coast of Japan and the resulting tsunami in March 2011, could disrupt manufacturing operations of our EMS providers, component suppliers and customers or the downstream suppliers that are located in such impacted areas, resulting in lost revenue opportunities in the near term and/or long term.

We currently do not carry earthquake or flood insurance. However, we do carry various other lines of insurance that may or may not be adequate to protect our business in the case of a natural disaster.

Our certificate of incorporation and the related provisions under Delaware law could adversely affect the performance of our stock.

Provisions of our certificate of incorporation and Delaware General Corporation Law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. In addition, although we do not currently maintain a shareholders rights plan, we have maintained such a plan in the past and it is possible that we may adopt a shareholders rights plan in the future should general business, market or other conditions, opportunities and risks arise. The provisions of our certificate of incorporation, Delaware law, and any shareholders rights plan are generally intended to encourage potential acquirers to negotiate with us and allow our Board of Directors the opportunity to consider alternative proposals in the interest of maximizing shareholder value. However, such provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price.

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

We maintain a system of internal controls in order to ensure we are able to collect, process, summarize, and disclose the information required by the Securities and Exchange Commission within the time periods specified. Any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Due to these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Additionally, public companies in the United States are required to review their Internal Controls Over Financial Reporting (ICOFR) under the Sarbanes-Oxley Act of 2002. If our ICOFR are not adequate or fail to perform as anticipated, we may be required to restate our financial statements, receive an adverse audit opinion on the effectiveness of our internal controls, or take other actions that will divert significant financial and managerial resources, as well as subject us to fines or other government enforcement actions. Furthermore, the price of our stock could be adversely affected.

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

As our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, SEC and NYSE, have implemented requirements and regulations and continue developing additional regulations and requirements in response to corporate scandals and laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities.

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

As new and modified laws, regulations, and standards are subject to varying interpretations due in part to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In early August 2008, our Board of Directors authorized a plan to repurchase up to $100.0 million of our outstanding common stock. In April 2009, upon receipt of an unsolicited takeover proposal and related tender offer from Broadcom Corporation to acquire us, our Board of Directors elected to temporarily suspend any activity under the share repurchase plan. In light of Broadcom allowing its tender offer to expire on July 14, 2009, Emulex’s Board of Directors elected to reactivate the $100.0 million share repurchase plan effective July 15, 2009. Through September 30, 2012, the Company has repurchased approximately 9.0 million shares of its common stock for an aggregate purchase price of approximately $78.4 million or an average purchase price of $8.67 per share under this plan. We may repurchase additional shares under this plan from time-to-time in open market purchases or privately negotiated transactions. The share repurchases will be financed by available cash balances and cash from operations.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
July 2, 2012 — July 29, 2012	—	—	—	$21,619,430
July 30, 2012 — August 26, 2012	—	—	—	$21,619,430
August 27, 2012 — September 30, 2012	—	—	—	$21,619,430

Total	—	—	—	$21,619,430

Sales of Unregistered Securities

There were no sales of unregistered securities for the three months ended September 30, 2012.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit 3.3	Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 2, 2009).

Exhibit 3.4	Amended and Restated Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of Emulex Corporation, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 16, 2009.

Exhibit 10.1	Amended and restated Key Employee Retention Agreement of James McCluney, effective as of January 1, 2013.

Exhibit 10.2	Amended and restated Key Employee Retention Agreement of Jeffrey W. Benck, effective as of January 1, 2013.

Exhibit 10.3	Amended and restated Key Employee Retention Agreement of Michael J. Rockenbach, effective as of January 1, 2013.

Exhibit 10.4	Letter Agreement regarding severance benefits of James McCluney, effective January 1, 2013.

Exhibit 10.5	Amended Emulex Corporation Change in Control Retention Plan.

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 26, 2012

EMULEX CORPORATION

By:	/s/ James M. McCluney
James M. McCluney
Chief Executive Officer

By:	/s/ Michael J. Rockenbach
Michael J. Rockenbach
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit 3.3	Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 2, 2009).

Exhibit 3.4	Amended and Restated Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of Emulex Corporation, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 16, 2009.

Exhibit 10.1	Amended and restated Key Employee Retention Agreement of James McCluney, effective as of January 1, 2013.

Exhibit 10.2	Amended and restated Key Employee Retention Agreement of Jeffrey W. Benck, effective as of January 1, 2013.

Exhibit 10.3	Amended and restated Key Employee Retention Agreement of Michael J. Rockenbach, effective as of January 1, 2013.

Exhibit 10.4	Letter Agreement regarding severance benefits of James McCluney, effective January 1, 2013.

Exhibit 10.5	Amended Emulex Corporation Change in Control Retention Plan.

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.