Form 10-Q
period 2012-12-30
EMULEX CORP /DE/
filed 2013-02-01
CIK 350917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 30, 2012

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 001-31353

EMULEX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	51-0300558
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

3333 Susan Street, Costa Mesa, California	92626
(Address of principal executive offices)	(Zip Code)

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

As of January 24, 2013, the registrant had 90,597,910 shares of common stock outstanding.

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

Actual future results could differ materially from those described in the forward-looking statements as a result of a variety of factors, including those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, “Legal Proceedings” in Part II, Item 1, and “Risk Factors” in Part II, Item 1A of this Form 10-Q included elsewhere herein. We expressly disclaim any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances. We wish to caution readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These factors include the possibility that the pending acquisition of Endace Limited (Endace) is not completed on a timely basis or at all, the effects of the pending acquisition of Endace, including our ability to realize the anticipated benefits of the pending acquisition of Endace on a timely basis or at all, and our ability to integrate the technology, operations and personnel of Endace into our existing operations in a timely and efficient manner. In addition, intellectual property claims, with or without merit, could result in costly litigation, cause product shipment delays, require us to indemnify customers, or require us to enter into royalty or licensing agreements, which may or may not be available. Furthermore, we have in the past obtained, and may be required in the future to obtain, licenses of technology owned by other parties. We cannot be certain that the necessary licenses will be available or that they will be obtainable on commercially reasonable terms. If we were to fail to obtain such royalty or licensing agreements in a timely manner and on reasonable terms, our business, results of operations and financial condition could be materially adversely affected. Ongoing lawsuits, such as the action brought by Broadcom Corporation (Broadcom) described elsewhere in this Form 10-Q, present inherent risks, any of which could have a material adverse effect on our business, financial condition, or results of operations. Such potential risks include continuing expenses of litigation, risk of loss of patent rights, risk of monetary damages, risk of injunction against the sale of products incorporating the technology in question, counterclaims, attorneys’ fees, incremental costs associated with product or component redesigns, and diversion of management’s attention from other business matters. With respect to the continuing Broadcom litigation, such potential risks also include the adequacy of any sunset period to make design changes, the ability to implement any design changes, the availability of customer resources to complete any re-qualification or re-testing that may be needed, the ability to maintain favorable working relationships with Emulex suppliers of serializer/deserializer (SerDes) modules, and the ability to obtain a settlement which does not put us at a competitive disadvantage. In addition, the fact that the economy generally, and the technology and storage market segments specifically, have been in a state of uncertainty makes it difficult to determine if past experience is a good guide to the future and makes it impossible to determine if markets will grow or shrink in the short term. Continued weakness in domestic and worldwide macroeconomic conditions and disruptions in world credit and equity markets and the resulting economic uncertainty for our customers, as well as the storage and converged networking market as a whole, has and could continue to adversely affect our revenues and results of operations. As a result of these uncertainties, we are unable to predict our future results with any accuracy. Other factors affecting these forward-looking statements include but are not limited to the following: faster than anticipated declines in the storage networking market, slower than expected growth of the converged networking market or the failure of our Original Equipment Manufacturer (OEM) customers to successfully incorporate our products into their systems; our dependence on a limited number of customers and the effects of the loss of, decrease in or delays of orders by any such customers, or the failure of such customers to make timely payments; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of our products or our OEM customers’ new or enhanced products; costs associated with entry into new areas of the server and storage technology markets; the variability in the level of our backlog and the variable and seasonal procurement patterns of our customers; any inadequacy of our intellectual property protection and the costs of actual or potential third-party claims of infringement and any related indemnity obligations or adverse judgments; the effect of any actual or potential unsolicited offers to acquire us, proxy fights or the actions of activist stockholders; impairment charges, including but not limited to goodwill and intangible assets; changes in tax rates or legislation; the effects of acquisitions; the effects of terrorist activities; natural disasters, and any resulting disruption in our supply chain or customer purchasing patterns or any other resulting economic or political instability; the highly competitive nature of the markets for our products as well as pricing pressures that may result from such competitive conditions; the effects of changes in our business model to separately charge for software; the effect of rapid migration of customers towards newer, lower cost product platforms; possible transitions from board or box level to application specific integrated circuit (ASIC) solutions for selected applications; a shift in unit product mix from higher-end to lower-end or mezzanine card products; a faster than anticipated decrease in the average unit selling prices or an increase in the manufactured cost of our products; delays in product development; our reliance on third-party suppliers and subcontractors for components and assembly; our ability to attract and retain key technical personnel; our ability to benefit from our research and development activities; our dependence on international sales and internationally produced products; changes in accounting standards; and any resulting regulatory changes on our business. These and other factors could cause actual results to differ materially from those in the forward-looking statements and are discussed elsewhere in this Form 10-Q, in our other filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

EMULEX CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EMULEX CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except share data)

	December 30, 2012	July 1, 2012
ASSETS
Current assets:
Cash and cash equivalents	$208,952	$201,048
Investments	2,241	28,879
Accounts receivable, net of allowance for doubtful accounts of $1,469 and $1,766 at December 30, 2012 and July 1, 2012, respectively	85,174	84,106
Inventories	23,135	20,319
Prepaid income taxes	2,929	10,784
Prepaid expenses and other current assets	10,363	7,380
Deferred income taxes	8,517	10,722

Total current assets	341,311	363,238
Property and equipment, net of accumulated depreciation and amortization of $138,396 and $136,364 at December 30, 2012 and July 1, 2012, respectively	57,968	60,118
Goodwill	177,290	177,290
Intangible assets, net	91,817	105,002
Other assets	23,064	7,311

Total assets	$691,450	$712,959

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,635	$26,889
Accrued and other current liabilities	36,124	75,700

Total current liabilities	66,759	102,589
Other liabilities	4,006	3,878
Deferred income taxes	1,219	3,876
Accrued taxes	30,057	27,513

Total liabilities	102,041	137,856

Commitments and contingencies (Note 7)
Subsequent event (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	—	—
Common stock, $0.10 par value; 240,000,000 shares authorized; 108,111,730 and 106,771,909 issued at December 30, 2012 and July 1, 2012, respectively	10,811	10,677
Additional paid-in capital	1,269,342	1,261,619
Accumulated deficit	(460,900)	(467,140)
Accumulated comprehensive loss	(1,464)	(1,673)
Treasury stock, at cost; 17,592,322 shares at December 30, 2012 and July 1, 2012	(228,380)	(228,380)

Total stockholders’ equity	589,409	575,103

Total liabilities and stockholders’ equity	$691,450	$712,959

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Net revenues	$122,145	$128,671	$241,412	$247,068

Cost of sales:
Cost of goods sold	44,472	48,099	88,623	92,351
Amortization of core and developed technology intangible assets	5,149	5,149	10,297	13,723
Patent litigation damages, sunset period royalties and license fees	958	—	1,950	—

Total cost of sales	50,579	53,248	100,870	106,074

Gross profit	71,566	75,423	140,542	140,994

Operating expenses:
Engineering and development	40,113	37,671	78,583	80,946
Selling and marketing	14,769	15,260	28,506	29,877
General and administrative	10,987	9,123	19,495	20,988
Amortization of other intangible assets	1,365	1,602	2,888	3,364

Total operating expenses	67,234	63,656	129,472	135,175

Operating income	4,332	11,767	11,070	5,819

Non-operating (expense) income, net:
Interest income	8	32	8	55
Interest expense	2	(2)	(4)	(4)
Other (expense) income, net	(27)	141	(363)	542

Total non-operating (expense) income, net	(17)	171	(359)	593

Income before income taxes	4,315	11,938	10,711	6,412
Income tax (benefit) provision	(1,268)	(3,056)	4,471	(1,423)

Net income	$5,583	$14,994	$6,240	$7,835

Net income per share:
Basic	$0.06	$0.17	$0.07	$0.09

Diluted	$0.06	$0.17	$0.07	$0.09

Number of shares used in per share computations:
Basic	90,063	85,906	89,705	86,384

Diluted	91,816	87,816	91,637	88,323

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Net income	$5,583	$14,994	$6,240	$7,835
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(222)	(472)	209	(1,208)

Comprehensive income	$5,361	$14,522	$6,449	$6,627

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended
	December 30, 2012	January 1, 2012
Cash flows from operating activities:
Net income	$6,240	$7,835
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	8,771	9,177
Share-based compensation expense	10,929	12,579
Amortization of intangible assets	13,185	17,087
Provision for losses on accounts receivable	(297)	61
Accrued interest income, net	(63)	213
Loss on disposal of property and equipment	75	190
Deferred income taxes	(452)	1,681
Excess tax benefit from share-based compensation	(27)	(70)
Foreign currency adjustments	110	(1,348)
Changes in assets and liabilities:
Accounts receivable	(771)	(14,795)
Inventories	(2,816)	(2,162)
Prepaid expenses, prepaid income taxes and other assets	(10,860)	(1,626)
Accounts payable, accrued liabilities, and other liabilities	(38,051)	9,309
Accrued taxes	2,544	—

Net cash (used in) provided by operating activities	(11,483)	38,131

Cash flows from investing activities:
Net proceeds from sale of property and equipment	8	38
Purchases of property and equipment	(6,968)	(6,086)
Purchases of investments	(14,030)	(18,030)
Maturities of investments	40,731	10,653

Net cash provided by (used in) investing activities	19,741	(13,425)

Cash flows from financing activities:
Repurchase of common stock	—	(20,058)
Payroll tax withholdings on behalf of employees for restricted stock	(3,151)	(3,152)
Proceeds from issuance of common stock under stock plans	2,609	168
Excess tax benefit from share-based compensation expense	27	70

Net cash used in financing activities	(515)	(22,972)

Effect of exchange rates on cash and cash equivalents	161	(554)

Net increase in cash and cash equivalents	7,904	1,180
Cash and cash equivalents at beginning of period	201,048	131,160

Cash and cash equivalents at end of period	$208,952	$132,340

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Basis of Presentation

In the opinion of the management of Emulex Corporation (Emulex or the Company), the accompanying unaudited condensed consolidated financial statements contain adjustments, which are normal recurring accruals necessary to present fairly the Company’s consolidated financial position, results of operations, comprehensive income, and cash flows. Interim results for the three and six months ended December 30, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013. The accompanying condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2012. The preparation of the condensed consolidated financial statements requires the use of estimates and actual results could differ materially from management’s estimates.

The Company has a 52 or 53-week fiscal year that ends on the Sunday nearest to June 30. Accordingly, every fifth or sixth fiscal year will be a 53-week fiscal year. Fiscal 2013 is a 52-week fiscal year. The last 53-week fiscal year was fiscal 2011.

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

Supplemental Cash Flow Information

	Six Months Ended
	December 30, 2012	January 1, 2012
	(in thousands)
Cash paid during the period for:
Interest	$4	$3
Income taxes	$3,200	$1,724
Non-cash activities:
Purchases of property and equipment not paid, net	$275	$936

Recently Adopted Accounting Standards

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” eliminating the option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity can elect to present items of net income and other comprehensive income in one continuous statement (referred to as the statement of comprehensive income) or in two separate, but consecutive, statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts (i.e., net income and other comprehensive income), would need to be displayed under either alternative. The amendments are to be applied retrospectively. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” deferring the changes in ASU 2011-05 that related to the presentation of reclassification adjustments. For public entities, these amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company elected to present two separate but consecutive statements.

In July 2012, the FASB issued ASU 2012-02, “Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” which provides an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with ASC Subtopic 350-30, “Intangibles — Goodwill and Other, General Intangibles Other than Goodwill.” An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company elected to early adopt this guidance during the first quarter of fiscal 2013. There was no financial statement impact as a result of the Company’s early adoption of this guidance as the Company currently does not have indefinite-lived intangible assets other than goodwill.

2. Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last unobservable. A description of the three levels of inputs is as follows:

Level 1	—	Quoted prices in active markets for identical assets or liabilities;

Level 2	—	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3	—	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Financial instruments measured at fair value on a recurring basis are as follows:

	December 30, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
				(in thousands)
Cash	$56,148	$—	$—	$56,148	$56,148	$—	$—
Level 1:
Money market funds	152,804	—	—	152,804	152,804	—	—
Level 2:
Marketable certificates of deposit	2,241	—	—	2,241	—	2,241	—
Level 3:
None	—	—	—	—	—	—	—

	$211,193	$—	$—	$211,193	$208,952	$2,241	$—

	July 1, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
				(in thousands)
Cash	$39,864	$—	$—	$39,864	$39,864	$—	$—
Level 1:
Money market funds	161,184	—	—	161,184	161,184	—	—
U.S. government securities	22,600	2	—	22,602	—	22,600	—
U.S. government sponsored entity securities	2,110	—	—	2,110	—	2,110	—
Level 2:
Marketable certificates of deposit	4,169	—	—	4,169	—	4,169	—
Level 3:
None	—	—	—	—	—	—	—

	$229,927	$2	$—	$229,929	$201,048	$28,879	$—

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

There were no transfers between Level 1, Level 2 or Level 3 securities during the six months ended December 30, 2012.

3. Inventories

Inventories are summarized as follows:

	December 30, 2012	July 1, 2012
	(in thousands)
Raw materials	$9,334	$5,084
Finished goods	13,801	15,235

	$23,135	$20,319

Finished goods include inventory owned by customers with rights of return of approximately $0.3 million and $1.6 million as of December 30, 2012 and July 1, 2012, respectively. Revenue with respect to such inventory has been deferred as such returns cannot be reasonably estimated.

4. Goodwill and Intangible Assets, net

Goodwill relates to the purchase of Sierra Logic, Inc. in fiscal 2007, the purchase of a privately-held storage networking company in fiscal 2010 and the purchase of ServerEngines Corporation in fiscal 2011. There was no activity in goodwill during the six months ended December 30, 2012.

Although the Company’s market capitalization exceeded its book value as of December 30, 2012, the Company’s stock price continues to be volatile and thus, it is reasonably possible that the Company’s determination that goodwill is not impaired could change in the near term if the Company’s stock price and estimated control premium decrease below its book value.

Intangible assets, net, are as follows (in thousands):

	December 30, 2012			July 1, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Core technology and patents	$77,345	$(68,612)	$8,733	$77,345	$(66,092)	$11,253
Developed technology	198,100	(116,431)	81,669	198,100	(106,134)	91,966
Customer relationships	1,900	(1,900)	—	5,100	(4,942)	158
Tradename	6,339	(5,036)	1,303	6,339	(4,951)	1,388
Other	707	(595)	112	707	(470)	237

	$284,391	$(192,574)	$91,817	$287,591	$(182,589)	$105,002

Intangible assets subject to amortization are being amortized on a straight-line basis over their estimated useful lives ranging from approximately two to ten years. Aggregate amortization expense for intangible assets for the three months ended December 30, 2012 and January 1, 2012, was approximately $6.5 million and $6.8 million, respectively. Aggregate amortization expense for intangible assets for the six months ended December 30, 2012 and January 1, 2012, was approximately $13.2 million and $17.1 million, respectively.

Amortization expense of approximately $5.1 million related to core and developed technology is included in cost of sales in the accompanying condensed consolidated statements of income for both three months ended December 30, 2012 and January 1, 2012. Amortization expense of approximately $10.3 million and $13.7 million related to core and developed technology is included in cost of sales in the accompanying condensed consolidated statements of income for the six months ended December 30, 2012 and January 1, 2012, respectively.

The following table presents the estimated future aggregate amortization expense for intangible assets as of December 30, 2012 (in thousands):

2013 (remaining 6 months)	$12,952
2014	25,832
2015	21,832
2016	20,901
2017	4,860
Thereafter	5,440

$91,817

5. Other Assets

As of December 30, 2012 and July 1, 2012, the Company had other assets of approximately $23.1 million and $7.3 million, respectively. Included in other assets at December 30, 2012 was approximately $15.4 million in long-term prepaid patent license fees (see Note 7).

6. Accrued and Other Current Liabilities

Components of accrued and other current liabilities are as follows:

	December 30, 2012	July 1, 2012
	(in thousands)
Payroll and related costs	$19,935	$19,990
Warranty liability	2,796	2,463
Accrued rebates	7,101	7,378
Patent litigation settlement, damages and sunset period royalties payable to Broadcom Corporation (1)	543	37,310
Other	5,749	8,559

	$36,124	$75,700

(1)	See Note 7.

The Company provides a warranty of between one to five years on its products. The Company records a provision for estimated warranty related costs at the time of sale based on historical product return rates and the Company’s estimates of expected future costs of fulfilling its warranty obligations. Changes to the warranty liability during the six months ended December 30, 2012 were:

(in thousands)
Balance at beginning of period	$2,463
Accrual for warranties issued	1,056
Changes to pre-existing warranties (including changes in estimates)	(56)
Settlements made (in cash or in kind)	(667)

Balance at end of period	$2,796

7. Commitments and Contingencies

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

After a nearly three week trial that ended October 6, 2011, the jury reached a partial verdict involving two out of the six patents. The Court determined that one of the patents (U.S. Patent 7,058,150) [the ‘150 patent] had been infringed by Emulex, and the jury rendered an advisory verdict on October 12, 2011 to the Court that it is not invalid, and awarded approximately $0.4 million in damages with respect to that patent. The jury reached a unanimous verdict of non-infringement on another patent relating to Emulex Fibre Channel switch products. A mistrial was declared concerning the remaining four patents for which no unanimous verdict was reached. On December 15, 2011, the Court issued judgments as a matter of law (JMOL) that the two patents, on which the jury had rendered advisory verdicts, were not invalid. On December 16, 2011, the Court issued an additional JMOL that one of the patents (U.S. Patent 7,471,691) [the ‘691 patent] had been infringed by Emulex. The ‘150 patent, particularly Claim 8 considered at the trial, pertains to the use of multiple lanes of phase interpolators, and products that utilize clock and data recovery (CDR) circuits in SerDes modules on an application specific integrated circuit (ASIC). The ‘691 patent, particularly Claim 7 considered at the trial, pertains to fibre channel arbitrated loop switch crossbars and scoreboards, and products that utilize specialized ASICs used in storage arrays and pass-through modules. The Company has filed an appeal for both the ‘150 patent and ‘691 patent infringement findings with the Court of Appeals for the Federal Court, oral arguments for which were heard on December 3, 2012.

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

On May 30, 2012, the Court issued an order requiring the parties to submit the Appendix to the 2012 Permanent Injunction, and excluded from the sunset provision any customer who is a distributor and not an OEM, with a distributor exceptions for needs of an end user affecting health of the public, public safety, and governmental agencies engaged in the national defense. The May 30, 2012 order provided that, not later than 90 days from the date of that order, Broadcom may move the Court for exclusion of certain device/customer product combinations from the Appendix. An Appendix was filed by Emulex and Broadcom with the Court under seal on June 10, 2012. The current Permanent Injunction permits major OEMs to obtain continued supply beyond the sunset period, providing them time to re-qualify products resulting from the design around efforts.

On July 3, 2012, Broadcom and the Company entered into a Patent License and Release Agreement (Settlement Agreement) pursuant to which both parties agreed to settle and release certain claims related to patent infringement litigation in exchange for a lump sum payment of $58.0 million. The Settlement Agreement provided for certain amendments to the 2012 Permanent Injunction, and dismissals of certain allegations of the lawsuit, including portions of the scheduled re-trial. The Company also received a worldwide limited license to the ‘691 patent, the ‘150 patent, the ‘194 patent and related families for certain fields of use including Fibre Channel applications. The fields of use licensed to Emulex are related, in part, to the Emulex XE201 (Lancer) ASICs, that are capable of Fibre Channel and Ethernet, 16Gbps Fibre Channel HBAs, Fibre Channel SOCs and other Fibre Channel products. On July 18, 2012, pursuant to the Settlement Agreement, the Court issued an amended Permanent Injunction with an amended appendix, and approved a stipulation to dismiss certain allegations in the lawsuit.

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

During the first quarter of fiscal 2013, the Company made a $58.0 million payment to Broadcom pursuant to the Settlement Agreement, $36.8 million of which was expensed in fiscal 2012. The remaining $21.2 million was recorded as prepaid license fees and is being amortized to cost of goods sold over the ten year license term in proportion to the estimated future revenues of such licensed technology. As of December 30, 2012, the unamortized prepaid license fee was approximately $19.3 million, of which approximately $3.9 million was recorded in prepaid expenses and other current assets and approximately $15.4 million was recorded in other assets. The Company recognized approximately $1.0 million and $2.0 million of amortization expense related to such prepaid license fees and sunset period royalty expenses during the three and six months ended December 30, 2012.

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

8. Treasury Stock

In early August 2008, the Company’s Board of Directors authorized a plan to repurchase up to $100.0 million of its outstanding common stock. As of December 30, 2012, the Company has repurchased approximately 9.0 million shares of its common stock for an aggregate purchase price of approximately $78.4 million at an average purchase price of $8.67 per share under this plan. No shares were repurchased during the six months ended December 30, 2012. Approximately $21.6 million remains available under this program after these repurchases. The Company may repurchase additional shares from time-to-time in open market purchases or privately negotiated transactions. It is expected that any future share repurchases will be financed by available cash balances and cash from operations. The Company’s Board of Directors has not set an expiration date for the plan.

9. Stock-Based Compensation

The assumptions used to compute the fair value of stock option grants under the 2005 Equity Incentive Plan (Equity Incentive Plan) for the three and six months ended December 30, 2012 and January 1, 2012 were:

	Three Months Ended		Six Months Ended
	December 30, 2012(1)	January 1, 2012	December 30, 2012	January 1, 2012
Expected volatility	N/A	45% – 47%	46% – 48%	45% – 47%
Weighted average expected volatility	N/A	46%	47%	46%
Expected dividends	N/A	—	—	—
Expected term (in years)	N/A	3.57 – 5.57	3.77 – 5.77	3.57 – 5.57
Weighted average expected term (in years)	N/A	4.41	4.61	4.41
Risk-free rate	N/A	0.67% – 1.22%	0.53% – 0.94%	0.67% – 1.22%

(1)	No options were granted during the three months ended December 30, 2012.

The assumptions used to compute the fair value of the compensatory element related to the shares to be purchased under the Emulex Corporation Employee Stock Purchase Plan (Purchase Plan) for the three and six months ended December 30, 2012 and January 1, 2012 were:

	Three Months Ended		Six Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Expected volatility	45%	45%	45%	45%
Expected dividends	—	—	—	—
Expected term (in years)	0.49	0.49	0.49	0.49
Risk-free rate	0.16%	0.06%	0.16%	0.06%

A summary of stock-based compensation expense, by functional line item in the condensed consolidated statements of income is as follows:

	Three Months Ended		Six Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
	(in thousands)
Cost of revenues	$181	$315	$496	$767
Engineering	2,214	2,449	4,912	5,284
Sales and marketing	941	850	1,686	1,936
General and administrative	2,039	2,525	3,835	4,592

	$5,375	$6,139	$10,929	$12,579

A summary of stock option activity for the six months ended December 30, 2012 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Options outstanding at July 1, 2012	4,316,266	$13.38	2.94	$0.8
Options granted	298,000	$7.74
Options exercised	(14,756)	$2.57
Options expired	(224,027)	$20.04
Options forfeited	(7,562)	$7.54

Options outstanding at December 30, 2012	4,367,921	$12.70	2.76	$0.7

A summary of unvested stock award activity for the six months ended December 30, 2012 is as follows:

	Number of Awards	Weighted Average Grant Date Fair Value
Awards outstanding and unvested at July 1, 2012	3,319,507	$9.12
Awards granted	1,697,193	$6.92
Awards vested	(1,317,500)	$8.72
Awards forfeited	(59,598)	$10.32

Awards outstanding and unvested at December 30, 2012	3,639,602	$8.22

During the six months ended December 30, 2012, the Company granted unvested stock units that will be settled in cash upon vesting over a three year period (Cash-Settled Unit Awards). The Cash-Settled Unit Awards vest 30%, 30%, and 40% on the first, second and third anniversaries of the date of grant, respectively. Some of these awards are tied to the achievement of certain performance goals established by the Board of Directors. These awards are liability classified as they will be settled in cash. As of December 30, 2012, the liability related to Cash-Settled Unit Awards was approximately $0.5 million and will continue to be remeasured at each reporting date until the awards vest.

A summary of Cash-Settled Unit Award activity for six months ended December 30, 2012 is as follows:

	Number of Awards	Weighted Average Grant Date Fair Value
Awards outstanding and unvested at July 1, 2012	—	NA
Awards granted	424,800	$7.74
Awards vested	—	NA
Awards forfeited	—	NA

Awards outstanding and unvested at December 30, 2012	424,800	$7.74

As of December 30, 2012, there was approximately $21.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. Such cost is expected to be recognized over a weighted-average period of approximately 1.3 years.

At Emulex’s Annual Shareholders Meeting on November 20, 2012, the shareholders approved increases of 1.5 million authorized shares under the Equity Incentive Plan and 0.5 million authorized shares under the Stock Award Plan for Non-Employee Directors (Director Plan). As of December 30, 2012, the Company anticipates that the number of shares authorized under the Equity Incentive Plan, the Director Plan, the Purchase Plan, and nine other stock-based plans, which are closed for future grants but have options outstanding, are sufficient to cover future stock option exercises, restricted stock awards, and shares that will be purchased under the Purchase Plan during the next six month option period from November 1, 2012 to April 30, 2013.

10. Income Taxes

The Company is currently providing for income taxes in fiscal 2013 interim periods based on the year-to-date actual effective income tax rate as of the end of each interim period. The income tax provision is computed on the pretax income of the consolidated entities located within each taxing jurisdiction based on legislation enacted as of the balance sheet date. Deferred tax assets and liabilities are determined based on the future tax consequences associated with temporary differences between income and expenses reported for accounting and tax purposes. A valuation allowance for deferred tax assets is recorded to the extent that the Company cannot determine that the ultimate realization of the net deferred tax assets is more likely than not.

Realization of deferred tax assets is principally dependent upon the achievement of future taxable income, the estimation of which requires significant management judgment. The Company’s judgment regarding future profitability may change due to many factors, including future market conditions and the Company’s ability to successfully execute its business plans or tax planning strategies. These changes, if any, may require material adjustments to these deferred tax asset balances. Due to uncertainties surrounding the realization of the Company’s U.S. federal and state deferred tax assets, the Company previously recorded a valuation allowance against the portion of such deferred tax assets that were not expected to be recoverable in available carryback periods or through the reversal of deferred tax liabilities. On a quarterly basis, the Company reassesses the need for these valuation allowances based on operating results and its assessment of the likelihood of future taxable income and developments in the relevant tax jurisdictions. The Company continues to maintain a valuation allowance as of December 30, 2012 against deferred tax assets that it believes are not more likely than not to be recoverable in available carryback periods or through the reversal of deferred tax liabilities.

As of December 30, 2012, the liability for income taxes associated with uncertain tax positions was approximately $37.4 million for which a reasonably reliable estimate for the period of payment cannot be made. If fully recognized, approximately $35.2 million of such liability would impact the Company’s effective tax rate. Absent any resolution of the on-going audit by the Internal Revenue Service (IRS) discussed below, the Company does not expect that the liability for unrecognized tax benefits will change significantly within the next 12 months.

The Company’s federal income tax returns for fiscal years 2008 to 2012 and California income tax returns for fiscal years 2008 to 2012 are open as the statutes of limitations have not yet expired or have been extended. The Company’s federal income tax returns for fiscal years 2008 and 2009 are currently under examination by the IRS. Additionally, the IRS is examining an amended return filed for fiscal year 2007. The Company’s California income tax returns for fiscal years 2008 and 2009 are currently under examination by the California Franchise Tax Board. The Company is also currently under audit by various state and international taxing authorities. While the Company strives to resolve open matters with each tax authority at the examination level, it may decide to challenge any assessments that may be made, and may exercise its right to appeal. The Company has accrued for what it believes are adequate amounts of tax and related interest, if any, that may result from these examinations. Such accruals are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations with tax authorities, identification of new issues, and issuance of new regulations or case law. If the ultimate resolution of these audits are substantially different from the Company’s estimate of any potential associated liabilities, the resulting audit adjustments could have a material adverse effect on Emulex’s tax provision, net income and cash flows.

The federal credit for increasing research activities (research and development tax credits) expired on December 31, 2011. As of December 31, 2012, the Company has not recorded research and development tax credits relating to the 2012 calendar year. However, President Obama signed The American Taxpayer Relief Act of 2012 into law on January 2, 2013 which contained a provision extending the federal research and development tax credits retroactively from January 1, 2012 through December 31, 2013. As a result of this legislation, in the third quarter of fiscal 2013, Emulex expects to record additional research and development credit carryforwards for amounts generated in fiscal 2012 of approximately $2.4 million. This increase in deferred tax assets is expected to be fully offset by a valuation allowance.

11. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
	(in thousands, except per share data)		(in thousands, except per share data)
Numerator — Net income	$5,583	$14,994	$6,240	$7,835
Less: Undistributed earnings allocated to participating securities	(3)	(7)	(3)	(8)

Undistributed earnings allocated to common shareholders for basic and diluted net income per share	$5,580	$14,987	$6,237	$7,827

Denominator:
Denominator for basic net income per share — weighted average shares outstanding	90,063	85,906	89,705	86,384
Dilutive options outstanding, unvested stock units and ESPP	1,753	1,910	1,932	1,939

Denominator for diluted net income per share — adjusted weighted average shares outstanding	91,816	87,816	91,637	88,323

Basic net income per share	$0.06	$0.17	$0.07	$0.09

Diluted net income per share	$0.06	$0.17	$0.07	$0.09

Antidilutive options and unvested stock excluded from the computations	4,373	5,814	4,294	6,138

The antidilutive stock options and unvested stock were excluded from the computation of diluted net income per share due to the assumed proceeds from the award’s exercise or vesting being greater than the average market price of the common shares or due to the Company incurring a net loss for the periods presented.

12. Subsequent Event

On December 20, 2012, the Company issued a formal offer under the terms of the New Zealand Takeover Code to acquire Endace Limited (Endace) for cash consideration of 500 pence per share or approximately £80.7 million (approximately $130.7 million using an exchange rate of 1.62 US Dollars for 1.00 British Pound Sterling) in exchange for 100% of the outstanding equity interests in Endace. The initial offer period was extended to end at 1:00 p.m., London Time on February 12, 2013. Endace is a network performance management company that provides network monitoring appliances, network analytics software and ultra-high speed network access switching. The Company incurred approximately $2.1 million in legal and accounting costs during the three and six months ended December 30, 2012 related to this pending acquisition.

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

We rely almost exclusively on OEMs and sales through distribution channels for our revenue. Our significant OEM customers include the world’s leading server and storage providers, including Cisco Systems, Inc. (Cisco), Dell Inc. (Dell), EMC Corporation (EMC), Fujitsu Ltd. (Fujitsu), Hewlett-Packard Company (Hewlett-Packard), Hitachi Data Systems (HDS), Hitachi Limited (Hitachi), Huawei Technologies Company Ltd. (Huawei), Intel Corporation (Intel), International Business Machines Corporation (IBM), NEC Corporation (NEC), Network Appliance, Inc. (NetApp), Oracle Corporation (Oracle), and Xyratex Ltd. (Xyratex). Our significant distributors include ASI Computer Technologies, Inc. (ASI), Avnet, Inc. (Avnet), Digital China Technology Limited, Info X Distribution, LLC (Info X), Ingram Micro Inc. (Ingram Micro), Macnica Networks Corporation (Macnica), Netmarks Inc. (Netmarks), SYNNEX Corporation (SYNNEX), Tech Data Corporation (Tech Data), and Tokyo Electron Device Ltd. (TED). The market for networking infrastructure solutions is concentrated among large OEMs, and as such, a significant portion of our revenues are generated from sales to a limited number of customers.

As of December 30, 2012, we had a total of 1,059 employees.

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

Pending Business Combination

On December 20, 2012, we issued a formal offer under the terms of New Zealand Takeover Code to acquire Endace Limited (Endace) for cash consideration of 500 pence per share, or approximately £80.7 million (approximately $130.7 million using an exchange rate of 1.62 US Dollars for 1.00 British Pound Sterling) in exchange for 100% of the outstanding equity interests in Endace. The offer period will end at 1p.m., London Time on February 12, 2013. Endace is a network performance management company that provides network monitoring appliances, network analytics software and ultra-high speed network access switching. Emulex’s software-defined convergence architecture and Endace’s network visibility infrastructure is expected to provide customers with new and innovative ways to solve the challenges of network complexity and ensure application-level performance at speeds of 10Gb and beyond. Endace’s ability to record, visualize and monitor network traffic provides customers with the ability to dynamically optimize application delivery across the infrastructure. The combination of Emulex and Endace’s technology is expected to provide customers the solutions to connect, monitor and manage high-performance networks.

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

Patent Litigation

Broadcom Corporation (Broadcom) filed a consolidated patent infringement suit against us during fiscal 2010. After a nearly three week trial that ended October 6, 2011, the jury reached a partial verdict involving two out of the six patents. The Court determined that one of the patents (U.S. Patent 7,058,150) [the ‘150 patent] had been infringed by us, and the jury rendered an advisory verdict on October 12, 2011 to the Court that the ‘150 patent is not invalid, and awarded approximately $0.4 million in damages related to that patent. The jury reached a unanimous verdict of non-infringement on another patent relating to Emulex Fibre Channel switch products. A mistrial was declared on the remaining four patents (including U.S. Patent 6,424,194 [the ‘194 patent]) for which no unanimous verdict was reached. Subsequent to the trial, the Court issued orders consistent with the advisory verdicts of invalidity, and issued an order that one additional patent (U.S. Patent 7,471,691) [the ‘691 patent] had been infringed by us. On March 16, 2012, the Court issued a decision concerning injunctive relief for the ‘150 and the ‘691 patents. The decision provided, in part, for a sunset period of 18 months relating to the ‘150 patent, starting on October 12, 2011. The decision further provided for a sunset period of 18 months relating to the ‘691 patent, starting on December 16, 2011. The sunset period allows Emulex to sell the affected products to existing customers for specific customer devices, subject to limitations relating to when customers had qualified the products and when certain firm orders had been placed. The decision further provided for Emulex to pay a royalty of nine percent on all sales of such products made during the sunset period. The decision also clarified that foreign sales (outside the U.S.) are beyond the scope of the suit. On April 3, 2012, the Court issued a Permanent Injunction which, with respect to both the ‘150 and ‘691 patents, further describe the prohibited activities, contain sunset provision terms including royalty rates and computations, limit the territory to allow sales of products that are manufactured outside the U.S. to customers located outside the U.S., permit design around efforts including modifications and design, development, and testing to eliminate infringement, and permit service and technical support for certain products. On April 4, 2012, we filed a notice of appeal for both the ‘150 patent and ‘691 patent infringement findings with the Court of Appeals for the Federal Court, oral arguments for which were heard on December 3, 2012. On May 30, 2012, the Court issued an order requiring the parties to submit an appendix, which identities the permitted sunset sales (Appendix), to the April 3, 2012 Permanent Injunction The current Permanent Injunction permits major OEMs to obtain continued supply beyond the sunset period, providing them time to re-qualify products resulting from the design around efforts.

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

During the first quarter of fiscal 2013, we made the $58.0 million payment to Broadcom pursuant to the Settlement Agreement, $36.8 million of which was previously expensed in fiscal 2012. The remaining $21.2 million was recorded as prepaid license fees and is being amortized to cost of goods sold over the ten year license term in proportion to the estimated future revenues of such licensed technology. We recognized approximately $1.0 million and $2.0 million of amortization expense related to such prepaid license fees and sunset period royalty expenses during the three and six months ended December 30, 2012.

We expect to incur incremental mitigation, product redesign and appeal related expenses during fiscal 2013 and fiscal 2014 related to the unsettled infringement findings in the range of $15 million to $20 million. Engineering and development costs will include expenses for activities to redesign, design around, modify, design, develop, test and requalify certain of our affected products during the sunset period, and to implement our end of life processes in the U.S. for certain other affected products. Sales and marketing costs are likely to include expenses for customer support, pre-production samples, education and training, and other miscellaneous costs. General and administrative costs will include expenses for our appeal of the previous verdicts and judgments. See Note 7 in the accompanying notes to condensed consolidated financial statements under the caption “Litigation” in Part I, Item 1 of this Form 10-Q.

Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements included elsewhere herein.

	Percentage of Net Revenues		Percentage of Net Revenues
	Three Months Ended		Six Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Net revenues	100%	100%	100%	100%
Cost of sales
Cost of goods sold	36	37	37	37
Amortization of core and developed technology intangible assets	4	4	4	6
Patent litigation settlement, damages, sunset period royalties and license fees	1	—	1	—

Total cost of sales	41	41	42	43

Gross profit	59	59	58	57

Operating expenses:
Engineering and development	33	29	33	33
Selling and marketing	12	12	12	12
General and administrative	9	7	8	8
Amortization of other intangible assets	1	1	1	2

Total operating expenses	55	49	54	55

Operating income	4	10	4	2

Non-operating (expense) income, net	—	—	—	—

Income before income taxes	4	10	4	2

Income tax (benefit) provision	(1)	(2)	2	(1)

Net income	5%	12%	2%	3%

Three months ended December 30, 2012, compared to three months ended January 1, 2012

Net Revenues. Net revenues for the three months ended December 30, 2012, decreased by approximately $6.5 million, or 5%, to approximately $122.1 million, compared to approximately $128.7 million for the three months ended January 1, 2012. The decrease in revenues was primarily due to weakness in the server and storage technology markets resulting from continuing concern over the global macroeconomic climate.

Net Revenues by Product Line

Net revenues by product line were as follows:

	Net Revenues by Product Line
(in thousands)	Three Months Ended December 30, 2012	Percentage of Net Revenues	Three Months Ended January 1, 2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
Network Connectivity Products	$96,132	79%	$96,620	75%	$(488)	(1)%
Storage Connectivity Products	22,670	18%	27,583	21%	(4,913)	(18)%
Advanced Technology & Other Products	3,343	3%	4,468	4%	(1,125)	(25)%

Total net revenues	$122,145	100%	$128,671	100%	$(6,526)	(5)%

NCP primarily consists of standup HBAs, mezzanine cards, I/O ASICs, ULOMs, and UCNAs. For the three months ended December 30, 2012, Fibre Channel based products accounted for approximately 81% of total NCP revenues, which was comparable to the same period in the prior year. Our NCP revenues for the three months ended December 30, 2012 remained comparable to the three months ended January 1, 2012 but reflect a decrease in units shipped of approximately 7% being offset by an increase in average selling price of approximately 7%.

SCP primarily consists of InSpeed®, SOC or backend connectivity, and bridge and router products. Our SCP revenues decreased by approximately 18% for the three months ended December 30, 2012 compared to the three months ended January 1, 2012. The decrease was primarily due to a decline in backend connectivity product shipments as a result of certain products reaching end of life in fiscal 2012. These products typically had higher selling prices compared to other SCP products, therefore, average selling prices for SCP decreased by approximately 25% compared to the same period in the prior year. Our SCP revenue is expected to continue to be lower in fiscal 2013 compared to fiscal 2012.

ATP primarily consists of iBMCs, OneCommand® Vision software products, certain legacy products and other products and services. For the three months ended December 30, 2012, iBMC based products accounted for the majority of ATP revenues. The decrease in our ATP revenues for the three months ended December 30, 2012 was primarily due to a decrease in units shipped of approximately 27%, combined with a decrease in average selling price of approximately 11%.

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

	Net Revenues by Major Customers
	Direct Revenues		Total Direct and Indirect Revenues (2)
	Three Months Ended December 30, 2012	Three Months Ended January 1, 2012	Three Months Ended December 30, 2012	Three Months Ended January 1, 2012
Net revenue percentage (1):
OEM:
EMC	—	—	11%	—
Hewlett-Packard	19%	22%	22%	25%
IBM	35%	37%	38%	41%
Hon Hai Precision Industry Co., Ltd. (Foxconn Technology Group) (3)	11%	—	—	—

(1)	Amounts less than 10% are not presented.
(2)	Customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.
(3)	Hon Hai Precision Industry Co., Ltd. is a contract manufacturer that performed manufacturing for some of our OEM customers.

Direct sales to our top five customers accounted for approximately 74% of total net revenues for the three months ended December 30, 2012, compared to approximately 73% for the three months ended January 1, 2012. Direct and indirect sales to our top five customers accounted for approximately 83% of total net revenues for the three months ended December 30, 2012, compared to approximately 81% for the three months ended January 1, 2012. Our net revenues from customers can be significantly impacted by changes in our customers’ business and their business models.

Net Revenues by Sales Channel

Net revenues by sales channel were as follows:

	Net Revenues by Sales Channel
(in thousands)	Three Months Ended December 30, 2012	Percentage of Net Revenues	Three Months Ended January 1, 2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
OEM	$110,174	90%	$117,925	92%	$(7,751)	(7)%
Distribution	11,896	10%	10,733	8%	1,163	11%
Other	75	—	13	—	62	477%

Total net revenues	$122,145	100%	$128,671	100%	$(6,526)	(5)%

The decrease in OEM net revenues for the three months ended December 30, 2012 compared to the three months ended January 1, 2012 reflected decreases of approximately 24% in ATP revenues, 19% in SCP revenues, and 2% in NCP revenues generated through our OEMs. The increase in distribution net revenues for the three months ended December 30, 2012 compared to the three months ended January 1, 2012 reflected an increase of approximately 9% in NCP net revenues generated through distribution partners. We believe that our net revenues are being generated primarily as a result of product certifications and qualifications with our OEM customers, which take products directly and indirectly through distribution and contract manufacturers. We view product certifications and qualifications as an important indicator of future revenue opportunities and growth for the Company. However, product certifications and qualifications do not necessarily ensure continued market acceptance of our products by our OEM customers. It is also very difficult to determine the future impact, if any, of product certifications and qualifications on our revenues.

Net Revenues by Geographic Territory

Our net revenues by geographic territory based on billed-to location were as follows:

	Net Revenues by Geographic Territory
(in thousands)	Three Months Ended December 30, 2012	Percentage of Net Revenues	Three Months Ended January 1, 2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
Asia Pacific	$73,610	60%	$80,391	63%	$(6,781)	(8)%
United States	31,151	26%	31,394	24%	(243)	(1)%
Europe, Middle East, and Africa	15,941	13%	16,473	13%	(532)	(3)%
Rest of the world	1,443	1%	413	—	1,030	249%

Total net revenues	$122,145	100%	$128,671	100%	$(6,526)	(5)%

The decrease in net revenues across geographic territories was primarily due to weakness in the server and storage technology markets resulting from continuing concern over the macroeconomic climate. Although Asia Pacific net revenues decreased as a percentage of total net revenues compared to the same period in the prior year, we expect our OEM customers will continue to migrate towards using contract manufacturers that are predominately located in Asia Pacific. However, since we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.

Gross Profit. Gross profit consists of net revenues less cost of sales. Our gross profit was as follows (in thousands):

Gross Profit
Three Months Ended December 30, 2012	Percentage of Net Revenues	Three Months Ended January 1, 2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$71,566	59%	$75,423	59%	$(3,857)	—

Cost of sales includes the cost of producing, supporting, and managing our supply of quality finished products. Cost of sales also included approximately $5.1 million of amortization of technology intangible assets for both three months ended December 30, 2012 and January 1, 2012. Approximately $0.2 million and $0.3 million of share-based compensation expenses were included in cost of sales for the three months ended December 30, 2012 and January 1, 2012, respectively. Our gross margin percentage for the three months ended December 30, 2012 remained comparable to the three months ended January 1, 2012 due to favorable product mix that was offset by the sunset period royalty and patent license fee amortization expenses of approximately $1.0 million related to the Settlement Agreement entered into with Broadcom on July 3, 2012. We will continue to recognize patent license fee amortization expenses related to the Settlement Agreement over the remaining patent license term (which expires on July 1, 2020) and sunset period royalty expenses related to the amended 2012 Permanent Injunction through fiscal 2013. Although gross margin remained constant in the current three months ended December 30, 2012, we expect gross margin to trend downward as the portion of our revenues generated from lower margin products increases in the future.

Engineering and Development. Engineering and development expenses consist primarily of salaries and related expenses for personnel engaged in the design, development, and support of our products. These expenses also include third-party fees paid to consultants, prototype development expenses, and computer service costs related to supporting computer tools used in the design process. Fluctuations in engineering and development expenses may occur due to the timing of product development cycles and non-recurring engineering costs. Engineering and development expenses were as follows (in thousands):

Engineering and Development
Three Months Ended December 30, 2012	Percentage of Net Revenues	Three Months Ended January 1, 2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$40,113	33%	$37,671	29%	$2,442	4%

Engineering and development expenses for the three months ended December 30, 2012 compared to the three months ended January 1, 2012 increased by approximately $2.4 million, or 6%. Approximately $2.2 million and $2.4 million of share-based compensation expenses were included in engineering and development costs for the three months ended December 30, 2012 and January 1, 2012, respectively. Engineering and development headcount increased to 687 at December 30, 2012 from 629 at January 1, 2012. The increase in headcount resulted in a net increase in salary and related expenses of approximately $1.0 million. The remaining increase in engineering and development expenses was due to product redesign expenses related to our mitigation activities for the 2012 Permanent Injunction of approximately $0.6 million, an increase in new product development costs of approximately $0.4 million, and system maintenance costs of approximately $0.4 million. We plan to continue to invest in engineering and development costs. In addition, due to the 2012 Permanent Injunction, we expect to continue to incur incremental engineering and development expenses to redesign our impacted products through fiscal 2014. See “Patent Litigation” elsewhere in Part I, Item 2 of this Form 10-Q.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, and related expenses for personnel engaged in the marketing and sales of our products, as well as trade shows, product literature, promotional support costs, and other advertising related costs. Sales and marketing expenses were as follows (in thousands):

Selling and Marketing
Three Months Ended December 30, 2012	Percentage of Net Revenues	Three Months Ended January 1, 2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$14,769	12%	$15,260	12%	$(491)	—

Selling and marketing expenses for the three months ended December 30, 2012 compared to the three months ended January 1, 2012 decreased by approximately $0.5 million, or 3%. Approximately $0.9 million of share-based compensation expenses were included in selling and marketing costs for both the three month periods ended December 30, 2012 and January 1, 2012. Selling and marketing headcount increased to 158 at December 30, 2012 from 150 at January 1, 2012, resulting in an increase in salary and related expenses of approximately $0.3 million, offset by a decrease in advertising expenses of approximately $0.7 million. We plan to continue to closely manage and target advertising and market promotion expenses to heighten brand awareness of our new and existing products in an effort to provide overall revenue growth. Due to the 2012 Permanent Injunction, we expect to continue to incur incremental sales and marketing expenses to requalify and recertify our impacted products with customers through fiscal 2014. See “Patent Litigation” elsewhere in Part I, Item 2 of this Form 10-Q.

General and Administrative. Ongoing general and administrative expenses consist primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees, and other corporate expenses. General and administrative expenses were as follows (in thousands):

General and Administrative
Three Months Ended December 30, 2012	Percentage of Net Revenues	Three Months Ended January 1, 2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$10,987	9%	$9,123	7%	$1,864	2%

General and administrative expenses for the three months ended December 30, 2012 compared to the three months ended January 1, 2012 increased by approximately $1.9 million, or 20%. Approximately $2.0 million and $2.5 million of share-based compensation expenses were included in general and administrative costs for the three months ended December 30, 2012 and January 1, 2012, respectively. General and administrative headcount increased to 146 at December 30, 2012 from 139 at January 1, 2012. Although headcount increased during the three months ended December 30, 2012 compared to the three months ended January 1, 2012, salary and related expenses decreased by approximately $0.3 million primarily due a decrease in performance-based compensation. The increase in general and administrative expenses was primarily due to an increase in legal and accounting costs related to our pending acquisition of Endace of approximately $2.1 million and an increase in legal costs related to our mitigation activities for the 2012 Permanent Injunction of approximately $0.4 million. We expect to continue to incur incremental general and administrative expenses related to our mitigation activities for the 2012 Permanent Injunction and our pending acquisition of Endace through fiscal 2014. See “Patent Litigation” and “Pending Business Combination” elsewhere in Part I, Item 2 of this Form 10-Q.

Amortization of Other Intangible Assets. Amortization of other intangible assets consists of amortization of intangible assets such as patents, customer relationships, tradenames with estimable lives, covenants not to compete, and backlog. Amortization expense was as follows (in thousands):

Amortization of Other Intangible Assets
Three Months Ended December 30, 2012	Percentage of Net Revenues	Three Months Ended January 1, 2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$1,365	1%	$1,602	1%	$(237)	—

Amortization of other intangible assets for the three months ended December 30, 2012 compared to the three months ended January 1, 2012 decreased by approximately $0.2 million, or 15%. The decrease was primarily due to a lower unamortized intangible assets balance at the beginning of the current three month period as a result of certain intangible assets being fully amortized in fiscal 2012.

Non-operating (Expense) Income, net. Non-operating (expense) income, net, consists primarily of interest income, interest expense, and other non-operating income and expense items. Our non-operating (expense) income, net, was as follows (in thousands):

Non-operating(Expense) Income, net
Three Months Ended December 30, 2012	Percentage of Net Revenues	Three Months Ended January 1, 2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$(17)	—%	$171	—%	$(188)	—

Our non-operating (expense) income, net, for the three months ended December 30, 2012 compared to the three months ended January 1, 2012 decreased by approximately $0.2 million, or 110%. The net decrease was primarily due to a foreign exchange loss in the three months ended December 30, 2012 of approximately $0.1 million compared to a foreign expense gain in the same period in the prior year of approximately of approximately $0.1 million.

Income Taxes. Income taxes were as follows (in thousands):

Income Taxes
Three Months Ended December 30, 2012	Percentage of Net Revenues	Three Months Ended January 1, 2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$(1,268)	(1)%	$(3,056)	(2)%	$1,788	1%

Income taxes for the three months ended December 30, 2012 compared to the three months ended January 1, 2012 increased by approximately $1.8 million. Our effective tax benefit rate was approximately (29)% and (26)% for the three months ended December 30, 2012 and January 1, 2012, respectively. The increase in our effective tax benefit rate for the three months ended December 30, 2012 compared to the three months ended January 1, 2012 was primarily due to the continuing impact of our previously recorded U.S. deferred tax asset valuation allowance, changes in the mix of earnings in international versus U.S. tax jurisdictions and the use of an actual year-to-date effective tax rate for the three months ended December 30, 2012 versus an annualized effective tax rate. We continue to generate the majority of our earnings in countries other than the U.S. including India, Ireland, and Isle of Man, where such earnings are generally subject to significantly lower tax rates than the U.S. We expect this trend to continue in the future. We have made no provision for U.S. income taxes or foreign withholding taxes on the earnings of our foreign subsidiaries as these amounts are intended to be indefinitely reinvested in operations outside of the U.S.

We expect our annual effective tax rate for fiscal 2013 to be substantially higher than the U.S. federal statutory rate primarily due to the continued impact of our previously recorded U.S. deferred tax valuation allowance, including changes in the estimated timing of reversing temporary differences and the resulting amount of deferred tax assets estimated to be recoverable in available carryback periods, and the mix of earnings in international versus U.S. tax jurisdictions. Actual current year originations and reversals of temporary differences that are recoverable in available carryback periods and subject to our U.S. deferred tax valuation allowance could drive significant volatility in our effective tax rate and actual tax expense for fiscal 2013. In addition, changes in the mix of U.S. versus international earnings and changing tax laws could affect our actual tax expense for fiscal 2013. As estimates and judgments are used to project such originations and reversals of temporary differences and the mix of earning in our various tax jurisdictions, the impact to our tax provision could vary significantly if the current planning or assumptions change. We also do not forecast discrete events, such as a settlement of tax audits with governmental authorities or changes in tax laws, due to their inherent uncertainty. Such discrete events could also materially impact our tax expense. As the tax rate is driven by various factors, it is not possible to estimate our future tax rate with a high degree of certainty.

Six months ended December 30, 2012, compared to six months ended January 1, 2012

Net Revenues. Net revenues for the six months ended December 30, 2012, decreased by approximately $5.7 million, or 2%, to approximately $241.4 million compared to approximately $247.1 million for the six months ended January 1, 2012. The decrease in revenues was primarily due to weakness in the server and storage technology markets resulting from continuing concern over the global macroeconomic climate.

Net Revenues by Product Line

Net revenues by product line were as follows:

	Net Revenues by Product Line
(in thousands)	Six Months Ended December 30, 2012	Percentage of Net Revenues	Six Months Ended January 1, 2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
Network Connectivity Products	$192,865	80%	$183,209	74%	$9,656	5%
Storage Connectivity Products	41,439	17%	51,465	21%	(10,026)	(19)%
Advanced Technology & Other Products	7,108	3%	12,394	5%	(5,286)	(43)%

Total net revenues	$241,412	100%	$247,068	100%	$(5,656)	(2)%

For the six months ended December 30, 2012, Fibre Channel based products accounted for approximately 78% of total NCP revenues, representing an increase of approximately 4% compared to the same period in the prior year. In addition, Ethernet based products revenue within NCP also increased by 10% compared to the same period in the prior year. The increase in NCP revenue for the six months ended December 30, 2012 compared to the six months ended January 1, 2012 was primarily due to an increase in units shipped of approximately 7%, partially offset by a decrease in average selling price of approximately 1%.

Our SCP revenues decreased by approximately 20% for the six months ended December 30, 2012 compared to the six months ended January 1, 2012. This decrease was primarily due to a decline in backend connectivity product shipments as a result of certain products reaching end of life in fiscal 2012. These products typically had higher selling prices compared to other SCP products, therefore, average selling prices for SCP decreased by approximately 22% compared to the same period in the prior year.

For the six months ended December 30, 2012, iBMC based products accounted for the majority of total ATP revenues. The decrease in ATP revenue for the six months ended December 30, 2012 was primarily due to a decrease in units shipped of approximately 26% combined with a decrease in average selling price of approximately 23%.

Net Revenues by Major Customers

Customers whose direct net revenues, or total direct and indirect net revenues (including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties), exceeded 10% of our net revenues were as follows:

	Net Revenues by Major Customers
	Direct Revenues		Total Direct and Indirect Revenues (2)
	Six Months Ended December 30, 2012	Six Months Ended January 1, 2012	Six Months Ended December 30, 2012	Six Months Ended January 1, 2012
Net revenue percentage (1):
OEM:
EMC	—	—	10%	—
Hewlett-Packard	21%	23%	24%	26%
IBM	34%	32%	38%	37%
Hon Hai Precision Industry Co., Ltd. (Foxconn Technology Group) (3)	10%	—	—	—

(1)	Amounts less than 10% are not presented.
(2)	Customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.
(3)	Hon Hai Precision Industry Co., Ltd. is a contract manufacturer that performed manufacturing for some of our OEM customers.

Direct sales to our top five customers accounted for approximately 74% of total net revenues for the six months ended December 30, 2012, compared to approximately 72% for the six months ended January 1, 2012. Direct and indirect sales to our top five customers accounted for approximately 83% of total net revenues for the six months ended December 30, 2012, compared to approximately 80% for the six months ended January 1, 2012. Our net revenues from customers can be significantly impacted by changes to our customers’ business and their business models.

Net Revenues by Sales Channel

Net revenues by sales channel were as follows:

	Net Revenues by Sales Channel
(in thousands)	Six Months Ended December 30, 2012	Percentage of Net Revenues	Six Months Ended January 1, 2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
OEM	$219,213	91%	$221,961	90%	$(2,748)	(1)%
Distribution	22,089	9%	25,049	10%	(2,960)	(12)%
Other	110	—	58	—	52	90%

Total net revenues	$241,412	100%	$247,068	100%	$(5,656)	(2)%

The decrease in OEM net revenues for the six months ended December 30, 2012 compared to the six months ended January 1, 2012 reflected a decrease of approximately 20% in SCP revenues and a decrease of approximately 42% in ATP revenues, partially offset by an increase of approximately 8% in NCP revenues generated through our OEMs. The decrease in distribution net revenues for the six months ended December 26, 2012 compared to the six months ended January 1, 2012 reflected a decrease of approximately 10% in NCP net revenues generated through distribution partners.

Net Revenues by Geographic Territory

Our net revenues by geographic territory based on billed-to location were as follows:

	Net Revenues by Geographic Territory
(in thousands)	Six Months Ended December 30, 2012	Percentage of Net Revenues	Six Months Ended January 1, 2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
Asia Pacific	$150,482	62%	$147,054	60%	$3,428	2%
United States	58,125	24%	64,042	26%	(5,917)	(9)%
Europe, Middle East, and Africa	30,832	13%	35,348	14%	(4,516)	(13)%
Rest of the world	1,973	1%	624	—	1,349	216%

Total net revenues	$241,412	100%	$247,068	100%	$(5,656)	(2)%

We believe the increase in Asia net revenues and the decrease in Europe, Middle East, and Africa (EMEA) and United States net revenues for the six months ended December 30, 2012 compared to the six months ended January 1, 2012 was primarily due to our OEM customers continuing to migrate towards using contract manufacturers that are predominately located in Asia Pacific. However, since we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.

Gross Profit. Gross profit consists of net revenues less cost of sales. Our gross profit was as follows (in thousands):

Gross Profit
Six Months Ended December 30, 2012	Percentage of Net Revenues	Six Months Ended January 1, 2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$140,542	58%	$140,994	57%	$(452)	1%

Cost of sales includes the cost of producing, supporting, and managing our supply of quality finished products. Cost of sales also included approximately $10.3 million and $13.7 million of amortization of technology intangible assets for the six months ended December 30, 2012 and January 1, 2012, respectively. Approximately $0.5 million and $0.8 million of share-based compensation expenses were included in cost of sales for the six months ended December 30, 2012 and January 1, 2012, respectively. Our gross margin percentage for the six months ended December 30, 2012 improved slightly primarily due to the decrease in amortization of technology intangible assets, partially offset by the sunset period royalty and patent license fee amortization expenses of approximately $2.0 million related to the Settlement Agreement entered into with Broadcom on July 3, 2012. We will continue to recognize patent license fee amortization expenses related to the Settlement Agreement over the remaining patent license term (which expires on July 1, 2020) and sunset period royalty expenses related to the amended 2012 Permanent Injunction through fiscal 2013.

Engineering and Development. Engineering and development expenses were as follows (in thousands):

Engineering and Development
Six Months Ended December 30, 2012	Percentage of Net Revenues	Six Months Ended January 1, 2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$78,583	33%	$80,946	33%	$(2,363)	—

Engineering and development expenses for the six months ended December 30, 2012 compared to the six months ended January 1, 2012 decreased by approximately $2.4 million, or 3%. Approximately $4.9 million and $5.3 million of share-based compensation expenses were included in engineering and development costs for the six months ended December 30, 2012 and January 1, 2012, respectively. Engineering and development headcount increased to 687 at December 30, 2012 from 629 at January 1, 2012, resulting in an increase in salary and related expenses of approximately $0.4 million. The decrease in engineering and development expenses were primarily due to a decrease in costs associated with new product development of approximately $2.5 million, a decrease in non-recurring workforce reduction and benefit costs related to consolidation of certain leased facilities in fiscal 2012 of approximately $0.4 million, partially offset by an increase in product redesign expenses related to our mitigation activities for the 2012 Permanent Injunction of approximately $0.5 million.

Selling and Marketing. Sales and marketing expenses were as follows (in thousands):

Selling and Marketing
Six Months Ended December 30, 2012	Percentage of Net Revenues	Six Months Ended January 1, 2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$28,506	12%	$29,877	12%	$(1,371)	—

Selling and marketing expenses for the six months ended December 30, 2012 compared to the six months ended January 1, 2012 decreased by approximately $1.4 million, or 5%. Approximately $1.7 million and $1.9 million of share-based compensation expenses were included in selling and marketing costs for the six months ended December 30, 2012 and January 1, 2012, respectively. Selling and marketing headcount increased to 158 at December 30, 2012 from 152 at January 1, 2012, resulting in a net increase in salary and related expenses of approximately $0.2 million as compared to the same period in the prior year. The decrease in selling and marketing expenses during the six months ended December 30, 2012 was primarily due to a decrease in advertising costs of approximately $0.8 million and other individually insignificant items. We plan to continue to closely manage and target advertising and market promotion expenses to heighten brand awareness of our new and existing products in an effort to provide overall revenue growth.

General and Administrative. General and administrative expenses were as follows (in thousands):

General and Administrative
Six Months Ended December 30, 2012	Percentage of Net Revenues	Six Months Ended January 1, 2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$19,495	8%	$20,988	8%	$(1,493)	—

General and administrative expenses for the six months ended December 30, 2012 compared to the six months ended January 1, 2012 decreased by approximately $1.5 million, or 7%. Approximately $3.8 million and $4.6 million of share-based compensation expenses were included in general and administrative costs for the six months ended December 30, 2012 and January 1, 2012, respectively. General and administrative headcount increased slightly to 146 at December 30, 2012 from 139 at January 1, 2012. Although headcount increased as of the end of the current six month period ended December 30, 2012, salary and related expenses decreased by approximately $0.7 million compared to the same period in fiscal 2012 due to a reduction in executive headcount in fiscal 2012. The remaining change was primarily due to a decrease in litigation costs related to the on-going patent dispute of approximately $3.0 million, a decrease in performance-based compensation of $0.4 million, partially offset by legal and accounting costs related to our pending acquisition of Endace of approximately $2.1 million and an increase in legal costs related to our mitigation activities for the 2012 Permanent Injunction of approximately $1.0 million.

Amortization of Other Intangible Assets. Amortization expense was as follows (in thousands):

Amortization of Other Intangible Assets
Six Months Ended December 30, 2012	Percentage of Net Revenues	Six Months Ended January 1, 2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$2,888	1%	$3,364	2%	$(476)	(1)%

Amortization of other intangible assets for the six months ended December 30, 2012 compared to the six months ended January 1, 2012 decreased by approximately $0.5 million, or 14%. The decrease was primarily due to a lower unamortized intangible assets balance at the beginning of the current six month period as a result of certain intangible assets being fully amortized in fiscal 2012.

Non-operating (Expense) Income, net. Non-operating (expense) income, net, was as follows (in thousands):

Non-operating Income (Expense), net
Six Months Ended December 30, 2012	Percentage of Net Revenues	Six Months Ended January 1, 2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$(359)	—%	$593	—%	$(952)	—

Our non-operating (expense) income, net, for the six months ended December 30, 2012 compared to the six months ended January 1, 2012 decreased by approximately $1.0 million, or 161%. The net decrease was primarily due to a foreign exchange loss in the six months ended December 30, 2012 of approximately $0.4 million compared to a foreign exchange gain in the same period in the prior year of approximately $0.5 million.

Income Taxes. Income taxes were as follows (in thousands):

Income Taxes
Six Months Ended December 30, 2012	Percentage of Net Revenues	Six Months Ended January 1, 2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$4,471	2%	$(1,423)	(1)%	$5,894	3%

Income taxes for the six months ended December 30, 2012 compared to the six months ended January 1, 2012 increased by approximately $5.9 million. Our effective tax expense/(benefit) rate was approximately 42% and (22)% for the six months ended December 30, 2012 and January 1, 2012, respectively. The increase in our effective tax expense rate for the six months ended December 30, 2012 compared to the six months ended January 1, 2012 was primarily due to the continuing impact of our previously recorded U.S. deferred tax asset valuation allowance, changes in the mix of earnings in international versus U.S. tax jurisdictions, and the use of an actual year-to-date effective tax rate for the six months ended December 30, 2012 versus an annualized effective tax rate. We continue to generate the majority of our earnings in countries other than the U.S. including India, Ireland, and Isle of Man, where such earnings are generally subject to significantly lower tax rates than the U.S. We expect this trend to continue in the future. We have made no provision for U.S. income taxes or foreign withholding taxes on the earnings of our foreign subsidiaries as these amounts are intended to be indefinitely reinvested in operations outside the U.S.

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

Revenue Recognition. We generally recognize revenue at the time of shipment when title and risk of loss have passed, evidence of an arrangement has been obtained, pricing is fixed or determinable, and collectability is reasonably assured. We make certain sales through two tier distribution channels using selected distributors and Master Value Added Resellers (collectively, Distributors). These Distributors are subject to distribution agreements that may be terminated upon written notice by either party and that generally provide privileges to return a portion of inventory and to participate in price protection and cooperative marketing programs that limit our ability to reasonably estimate product returns and the final price of inventory sold to distributors. Accordingly, we recognize revenue on our standard non-OEM specific products sold to our Distributors based on a sell-through model. OEM specific models sold to our Distributors are generally governed under the related OEM agreements rather than under these distribution agreements; accordingly, we generally recognize revenue at the time of shipment for OEM specific products shipped to our Distributors.

We also maintain sales related reserves for our sales incentive programs. Based on the specific program criteria, we classify the costs of these incentive programs as a reduction of revenue, a cost of sale, or an operating expense.

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

Goodwill. Goodwill is not amortized, but instead, is tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that goodwill might be impaired. In assessing goodwill impairment, we have the option to first assess the qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if we conclude otherwise, then we are required to perform the first step of the two-step impairment test by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired; otherwise, goodwill is considered impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill. We also have the option to bypass the qualitative assessment and proceed directly to performing the first step of the two-step goodwill impairment test. We may resume performing the qualitative assessment in any subsequent period. Management considers our business as a whole to be its reporting unit for purposes of testing for impairment. The annual impairment test is performed during the fourth fiscal quarter. See Note 4 in the accompanying notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.

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

Stock-Based Compensation. We account for our stock-based awards to employees and non-employees using the fair value method. Although we grant unvested stock awards, cash-settled stock unit awards and stock options, the majority of the awards granted and stock based compensation recognized consists of unvested stock awards. The fair value of each unvested stock award is determined based on the closing price of our common stock on the grant date. The fair value of each cash-settled unit award is determined based on the closing price of our common stock upon vesting, and therefore, is subject to remeasurement at each reporting period until the award is vested. For stock options, the fair value of each option is based on several criteria including, but not limited to, the valuation model used and associated input factors including principally stock price volatility and, to a lesser extent, expected term, dividend rate, and risk free interest rate. The input factors used in the valuation model are based on subjective future expectations combined with management judgment. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period for each separate vesting tranche of the award. A forfeiture rate assumption is applied in determining the fair value of our stock-based compensation related to both unvested stock awards and stock options based on future expectations and may be revised as significant differences become known. In addition, a probability assessment is applied to unvested performance-based stock awards. These adjustments may materially impact our results of operations in the period such changes are made.

Litigation Costs. We record a charge equal to at least the minimum estimated liability for a loss contingency or litigation settlement when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. Liabilities related to litigation settlements with multiple elements are recorded based on the fair value of each element. Legal and other litigation related costs are recognized as the services are provided. We record insurance and other indemnity recoveries for litigation costs when both of the following conditions are met: (i) the recovery is probable and (ii) collectability is reasonably assured. The insurance recoveries recorded are only to the extent the litigation costs have been incurred and recognized in the financial statements; however, it is reasonably possible that the actual recovery may be significantly different from our estimates. There are many uncertainties associated with any litigation, and we cannot provide assurance that any actions or other third party claims against us will be resolved without costly litigation or substantial settlement charges. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected. See Note 7 in the accompanying notes to condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Recently Adopted Accounting Standards

See Note 1 in the accompanying notes to condensed consolidated financial statements included in Part I, Item I of this Form 10-Q for a description of recently adopted accounting standards.

Liquidity and Capital Resources

Our principal sources of liquidity consist of our existing cash balances and investments, as well as funds expected to be generated from operations. At December 30, 2012, we had approximately $274.6 million in working capital and approximately $211.2 million in cash and cash equivalents and current investments as compared to approximately $260.6 million in working capital and approximately $229.9 million in cash and cash equivalents and current investments at July 1, 2012. We maintain an investment portfolio of various security holdings, types, and maturities. We invest in instruments that meet credit quality standards in accordance with our investment guidelines. We limit our exposure to any one issuer or type of investment with the exception of U.S. Government issued or U.S. Government sponsored entity securities. Our investments consisted mostly of marketable certificates of deposit, fixed income securities and corporate bonds as of December 30, 2012 and we did not hold any auction rate securities or direct investments in mortgage-backed securities.

Our cash balances and investments are held in numerous locations throughout the world. As of December 30, 2012, our international subsidiaries held approximately 19% of our total cash, cash equivalents and investment securities, the majority of which will be used to repay obligations to U.S. affiliate entities that arise in the normal course of business and would not result in incremental U.S. tax liabilities when paid.

Our accounts receivable are primarily with large multinational OEM customers and denominated in U.S. dollars. At December 30, 2012, approximately 10% of our accounts receivable are related to customers with a European billing address. However, we do not believe that the ongoing European Sovereign debt crisis will materially impact the collectability of our accounts receivable or adversely affect our financial position or liquidity.

Cash Flows

The following table summarizes our cash flows:

	Six Months Ended
	December 30, 2012	January 1, 2012
	(in thousands)
Net cash provided by (used in):
Operating activities	$(11,483)	$38,131
Investing activities	19,741	(13,425)
Financing activities	(515)	(22,972)
Effect of foreign currency translation on cash and cash equivalents	161	(554)

Increase in cash and cash equivalents:	$7,904	$1,180

Operating Activities

Cash used in operating activities during the six months ended December 30, 2012 was approximately $11.5 million compared to cash provided by operating activities of approximately $38.1 million during the six months ended January 1, 2012. The decrease in cash flows from operating activities was primarily due to a payment of approximately $58.0 million related to the Settlement Agreement entered into with Broadcom on July 3, 2012. See “Patent Litigation” elsewhere in Part I, Item 2 of this Form 10-Q. The Broadcom payment was partially offset by income tax refunds received of approximately $6.6 million less income taxes paid of approximately $3.2 million. The current period cash used in operating activities resulted from net income of approximately $6.2 million, non-cash adjustments for amortization of intangible assets of approximately $13.2 million, share-based compensation expense of approximately $10.9 million, depreciation and amortization of approximately $8.8 million offset by changes in operating assets and liabilities including a decrease in accounts payable, accrued liabilities and other liabilities of approximately $38.0 million, an increase in prepaid expenses, prepaid income taxes and other assets of approximately $10.9 million and an increase in inventories of approximately $2.8 million.

Investing Activities

Cash provided by investing activities during the six months ended December 30, 2012 was approximately $19.7 million compared to cash used in investing activities of approximately $13.4 million during the six months ended January 1, 2012. The current period cash provided by investing activities was primarily due to maturities of investments that were not reinvested in anticipation of our pending acquisition of Endace. See “Pending Business Combination” elsewhere in Part I, Item 2 of this Form 10-Q.

Financing Activities

Cash used in financing activities for the six months ended December 30, 2012 was approximately $0.5 million compared to approximately $23.0 million during the six months ended January 1, 2012. The current period usage of cash was primarily due to payroll tax withholdings on behalf of employees for restricted stock of approximately $3.2 million, partially offset by the proceeds from issuance of common stock under stock plans of approximately $2.6 million.

Prospective Capital Needs

In early August 2008, our Board of Directors authorized a plan to repurchase up to $100.0 million of our outstanding common stock. In April 2009, upon receipt of an unsolicited takeover proposal and related tender offer of Broadcom to acquire us, our Board of Directors elected to temporarily suspend any activity under the share repurchase plan. In light of Broadcom allowing its tender offer to expire on July 14, 2009, Emulex’s Board of Directors elected to reactivate the $100.0 million share repurchase plan effective July 15, 2009. From June 29, 2009 through December 30, 2012, the Company repurchased approximately 9.0 million shares of its common stock for an aggregate purchase price of approximately $78.4 million at an average purchase price of $8.67 per share under this plan. Our Board of Directors has not set an expiration date for the plan. Therefore, we may repurchase additional shares under this plan from time to time through open market purchases or privately negotiated transactions. It is expected that any future share repurchases will be financed by available cash and cash from operations.

On December 20, 2012, the Company issued a formal offer under the terms of the New Zealand Takeover Code to acquire Endace for cash consideration of 500 pence per share or approximately £80.7 million (approximately $130.7 million using an exchange rate of 1.62 US Dollars for 1.00 British Pound Sterling) in exchange for 100% of the outstanding equity interests in Endace. The transaction is expected to close in the third quarter of fiscal 2013 at which time the funds will be dispersed to Endace shareholders in exchange for their shares. Any decrease in the value of the U.S. dollar relative to the value of the British pound sterling prior to the closing would increase the effective price of such acquisition. See “Pending Business Combination” elsewhere in Part II, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-Q.

We plan to continue our strategic investment in research and development, sales and marketing, capital equipment, and facilities. We may also consider internal and external investment opportunities in order to achieve our growth and market leadership goals, including licensing and product development alignment agreements with our suppliers, customers, and other third parties. We believe that our existing cash and cash equivalents, current investments, and anticipated cash flows from operating activities will be sufficient to support our working capital needs, capital expenditure requirements and stock repurchasing expenditures for at least the next 12 months although we may also consider external financing sources. We currently do not have any outstanding lines of credit or other borrowings.

We have disclosed outstanding legal proceedings in Note 7 in the accompanying notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, including the consolidated patent infringement lawsuit filed by Broadcom against us. This lawsuit continues to present risks that could have a material adverse effect on our business, financial condition, or results of operations, including loss of patent rights, monetary damages, and injunction against the sale of accused products. We continue to present a vigorous post-trial defense against this lawsuit, and have appealed the trial verdict. On July 3, 2012, we entered into a Settlement Agreement pursuant to which both parties agreed to settle and release certain claims related to the patent infringement litigation. The Settlement Agreement provided for certain amendments to the April 3, 2012 Permanent Injunction, and dismissals of certain allegations of the lawsuit, including portions of the scheduled re-trial. We also received a worldwide limited license to the ‘691 patent, the ‘150 patent, the ‘194 patent and related families for certain fields of use including Fibre Channel applications.

We expect to incur incremental costs during fiscal 2013 and fiscal 2014 related to the retrial and to redesign, design around, modify, design, develop, test and requalify certain products that were not covered by the Settlement Agreement and have previously been found to infringe on the ‘150 and ‘691 patents in the range of $15 million — $20 million. See “Patent Litigation” in Part I, Item 2 of this Form 10-Q. Also see “Third party claims of intellectual property infringement could adversely affect our business” and “We are dependent on sole source and limited source third party suppliers and EMS providers for our products” in Part II, Item 1A — Risk Factors, of this Form 10-Q for a description of certain risks relating to the litigation with Broadcom that could impact our liquidity and prospective capital needs.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of December 30, 2012, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations as of December 30, 2012, and the effect such obligations are expected to have on our liquidity in future periods. The estimated payments reflected in this table are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those reflected in the table.

	Payments Due by Period (in thousands)
	Total	Remaining 2013	2014	2015	2016	2017	Thereafter
Leases (1)	$18,848	$2,621	$4,464	$3,956	$3,471	$1,771	$2,565
Purchase commitments (2)	46,360	46,360	—	—	—	—	—
Other commitments (3)	16,805	6,171	6,513	2,472	943	706	—

Total (4)(5)	$82,013	$55,152	$10,977	$6,428	$4,414	$2,477	$2,565

(1)	Lease payments include common area maintenance (CAM) charges.
(2)	Purchase commitments represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of December 30, 2012. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

(3)	Other commitments consist primarily of commitments for software license fees of approximately $7.7 million and non-recurring engineering services of approximately $6.8 million.
(4)	Excludes approximately $37.4 million of liabilities for uncertain tax positions for which we cannot make a reasonably reliable estimate of the period of payment. See Note 10 in the accompanying notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
(5)	The expected timing of payments for the obligations discussed above is estimated based on current information. Timing of payment and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. Amounts disclosed as contingent or milestone based obligations depend on the achievement of the milestones or the occurrence of the contingent events and can vary significantly.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We do not believe our cash and cash equivalents are subject to significant interest rate risk due to their short terms to maturity. As of December 30, 2012, the carrying value of our cash and cash equivalents approximated fair value.

As of December 30, 2012, our investment portfolio consisted primarily of fixed income securities of approximately $2.2 million. We have the positive intent and ability to hold these securities to maturity. We did not hold any auction rate securities or direct investments in mortgage-backed securities as of December 30, 2012.

The fair market value of our investment portfolio is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of December 30, 2012, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows. However, if interest rates decreased and securities within our portfolio were re-invested in securities with lower interest rates, interest income would decrease in the future.

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

On December 20, 2012, we issued a formal offer under the terms of New Zealand takeover Code to acquire Endace Limited (Endace) for cash consideration of 500 pence per share, or approximately £80.7 million. See “Pending Business Combination” in Part I, Item 2 of this Form 10-Q. Any decrease in the value of the U.S. dollar relative to the value of the British pound sterling prior to the closing would increase the effective price of such acquisition.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended December 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under Note 7 in the notes to the condensed consolidated financial statements under the caption “Litigation” included in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

We may fail to realize the anticipated benefits from our potential acquisition of Endace Limited, future acquisitions, and strategic investments.

The potential acquisition of Endace Limited (Endace) involves numerous risks and uncertainties, including, but not limited to:

•

Insufficient acceptances may be received from the Endace shareholders, or such acceptances may be delayed, in response to our takeover offer so that the acquisition is not completed, or is partially completed, or that its completion occurs in stages, such risk being elevated by the differences between the expectations of most of the Endace shareholders, many of whom are located in the United Kingdom, and the structure of the takeover offer under the New Zealand Takeovers Code;

•

Completion of our takeover offer results in ownership by us of less than 90% of Endace, with the remaining shares being held by minority shareholders, which could diminish the benefit of the Endace acquisition to us, and could increase the cost of managing the Endace business;

•

Different geographic locations of the principal operations of Emulex and Endace could create and difficulties relating to the management of the former Endace operations and personnel in New Zealand and other countries;

•	Difficulties with integrating acquired technology into our existing technology and/or product roadmaps in a timely and efficient manner to fully realize the benefits of this acquisition.

As a result of these and other difficulties, we may not realize the anticipated benefits of the acquisition and may encounter difficulties that could have a material adverse effect on our business and operating results or cause expectations with respect to Endace specifically, and the combined companies to be inaccurate.

Our future performance will depend in part on our ability to realize the anticipated benefits from acquisitions and strategic investments, including Endace and whether we can successfully integrate, operate or partner with these businesses with our existing operations in an effective and efficient manner. Integrating our operations with acquired businesses is a complex, time-consuming and expensive process and involves a number of risks and uncertainties. In addition, in order to position ourselves to take advantage of growth opportunities, we have made, and may continue to make, other strategic acquisitions that involve significant risks and uncertainties. The risks and uncertainties relating to acquisitions and/or strategic investments include, but are not limited to:

•	The difficulty in integrating any newly acquired businesses and operations in an efficient and effective manner;

•	The risk of diverting our resources and the attention of our senior management from the operations of our existing business;

•	Additional demands on management related to the increase in the size and scope of our company following the acquisition;

•	Complexities in creating and maintaining uniform standards, controls, procedures, and policies

•	Difficulties in combining corporate cultures;

•	Difficulties in the assimilation and retention of key employees;

•	The risks of potential disputes concerning indemnities and other obligations that could result in substantial costs;

•	Unknown defects of an acquired company’s products or assets that may not be identified due to the inherent limitations involved in the due diligence process of an acquisition;

•	Costs and expenses associated with any undisclosed or potential liabilities of acquired businesses;

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

See Note 7 in the accompanying notes to condensed consolidated financial statements under the caption “Litigation” in Part I, Item 1 of this Form 10-Q. Also see “We are dependent on sole source and limited source third party suppliers and EMS providers for our products” elsewhere in this Item 1A — Risk Factors.

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

Unsolicited takeover proposals, governance change proposals, and proxy contests may be disruptive to our business.

We received an unsolicited takeover proposal in the past from Broadcom (and related proposals to change our governance and board of directors) that resulted in a proxy contest, and there can be no assurance a third party, such as a competitor or activist investor, will not make an unsolicited takeover proposal, propose to change our governance or board of directors, or make other proposals concerning takeovers in the future. The review and consideration of any takeover proposal or proposal to change our governance or board of directors may be a significant distraction for our management and employees and could require the expenditure of significant time and resources by us.

Moreover, any unsolicited takeover proposal or proxy contest may create uncertainty for our employees and this uncertainty may adversely affect our ability to retain key employees and to hire new talent. Any such takeover proposal or proxy contest may also create uncertainty for our customers, suppliers and other business partners, which may cause them to terminate, or not to renew or enter into, arrangements with us. The uncertainty arising from unsolicited takeover proposals, proxy contests, and any related costly and time-consuming litigation may disrupt our business, which could result in an adverse effect on our operating results. Management and employee distraction related to any such takeover proposal or proxy contest also may adversely impact our ability to optimally conduct our business and pursue our strategic objectives.

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

The current macroeconomic environment continues to result in a reduction in information technology spending.

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

We rely almost exclusively on OEMs and sales through distribution channels for our revenue. For the three and six months ended December 30, 2012, we derived approximately 90% and 91% of our net revenues from sales to OEM customers and approximately 10% and 9% from sales through distribution. Furthermore, as some of our sales through distribution channels consist of OEM products, OEM customers effectively generated approximately 95% of our revenue for both three and six months ended December 30, 2012. Moreover, direct and indirect sales to our top five customers (including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties) accounted for approximately 83% of our net revenues for both three and six months ended December 30, 2012. If we are unable to retain our current OEM and distributor customers, recruit additional or replacement customers, or timely collect amounts due from our customers, or if demand from our customers is reduced due to difficulties in their ability to acquire components or other products such as microprocessors, disk drives, switches and optical modules used in conjunction with our products or in the deployments of their products, our business, results of operations, and financial condition could be materially adversely affected.

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

•

Changes in general social and macroeconomic conditions, including but not limited to natural disasters, terrorism, public health crises, slower than expected market growth, reduced economic activity, delayed economic recovery, loss of consumer confidence, increased energy costs, adverse business conditions and liquidity concerns, concerns about inflation or deflation, recession, and reduced business profits and capital spending, with resulting changes in customer technology budgeting and spending;

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

The use of third party ASIC suppliers also creates risks relating to intellectual property controversies including the possible need to redesign ASICs provided by such ASIC component supplier in response to such controversies. For example, on September 14, 2009, Broadcom Corporation filed two separate patent infringement lawsuits against the Company in the

United States District Court in the Central District of California that were subsequently amended and consolidated. The consolidated lawsuit includes claims related to the use of multiple lanes of phase interpolators, clock and data recovery (CDR) circuits and other circuitry used to deserialize signals in SerDes modules included within an ASIC supplied by third party ASIC suppliers. See Note 7 in the accompanying notes to condensed consolidated financial statements under the caption “Litigation” in Part I, Item 1 of this Form 10-Q. Also see “Third party claims of intellectual property infringement could adversely affect our business” elsewhere in this Item 1A — Risk Factors.

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

For the three and six months ended December 30, 2012, sales in Asia Pacific accounted for approximately 60% and 62% of our total net revenues, sales in the United States accounted for approximately 26% and 24% of our total net revenues, and sales in Europe, Middle East, Africa and the rest of the world accounted for approximately 14% and 14% of our total net revenues based on billed-to address. We expect that our sales will continue to increase outside of the United States as our customers are migrating towards using contract manufacturers located internationally, predominantly in Asia Pacific. However, because we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our sales based on billed-to address may not be reflective of the geographic mix of end-user demand or installations. All of our sales are currently denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. In addition, as we continue to expand our international operations, an increasing amount of our expenses will be incurred in currencies other than U.S. dollars, and as a result, we will be required from time to time to convert currencies to meet our obligations. Additionally, our suppliers are increasingly located outside of the U.S., and a significant portion of our products are produced at our EMS providers’ production facilities in

Thailand, Malaysia, and China. As a result, we are subject to numerous risks inherent in international operations. Our international business activities could be affected, limited or disrupted by a variety of factors, including, but not limited to:

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

While revenues related to such software activities recognized during the six months ended December 30, 2012 have not been significant, any failure to successfully implement this new strategy could have an adverse effect on our results of operations in the future.

Our stock price is volatile, which has and may result in lawsuits against us and our officers and directors.

The stock market in general, and the stock prices of technology companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to continue to fluctuate in the future. For example, during calendar year 2012 through December 30, 2012, the closing sales price of our common stock ranged from a low of $6.03 per share to a high of $11.01 per share. Factors that could have a significant impact on the market price of our stock include, but are not limited to, the following:

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

In the past, companies, including us, that have experienced volatility in the market price of their stock have been subject to securities class action litigation. If we were to be the subject of similar litigation in the future, or experience unfavorable outcomes in any of our pending litigation as discussed in Note 7 in the accompanying notes to condensed consolidated financial statements under the caption “Litigation” in Part I, Item 1 of this Form 10-Q, it could have a material adverse effect on our business, results of operations, and financial condition. Such litigation would also divert management’s attention from other business matters.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In early August 2008, our Board of Directors authorized a plan to repurchase up to $100.0 million of our outstanding common stock. In April 2009, upon receipt of an unsolicited takeover proposal and related tender offer from Broadcom Corporation to acquire us, our Board of Directors elected to temporarily suspend any activity under the share repurchase plan. In light of Broadcom allowing its tender offer to expire on July 14, 2009, Emulex’s Board of Directors elected to reactivate the $100.0 million share repurchase plan effective July 15, 2009. Through December 30, 2012, the Company has repurchased approximately 9.0 million shares of its common stock for an aggregate purchase price of approximately $78.4 million at an average purchase price of $8.67 per share under this plan. We may repurchase additional shares under this plan from time-to-time in open market purchases or privately negotiated transactions. The share repurchases will be financed by available cash balances and cash from operations.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
October 1, 2012 — October 28, 2012	—	—	—	$21,619,430
October 29, 2012 — November 25, 2012	—	—	—	$21,619,430
November 26, 2012 — December 30, 2012	—	—	—	$21,619,430

Total	—	—	—	$21,619,430

Sales of Unregistered Securities

There were no sales of unregistered securities for the three months ended December 30, 2012.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit 2.1	Recommended Cash Offer by Emulex Corporation with respect to Endace Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 21, 2012)

Exhibit 2.2	Form Acceptance and Authority (Shares) (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on December 21, 2012)

Exhibit 2.3	Form of letter to Optionholders and Acceptance for Options (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on December 21, 2012)

Exhibit 2.4	Form Lock-Up Agreement (directors) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 6, 2012)

Exhibit 2.5	Form Lock-Up Agreement (institutional shareholders) (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on December 6, 2012)

Exhibit 2.6	Agreement Related to Potential Transaction (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on December 6, 2012)

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit 3.3	Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 2, 2009).

Exhibit 3.4	Amended and Restated Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of Emulex Corporation, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 16, 2009.

Exhibit 10.1	Emulex Corporation Executive Incentive Plan, as amended

Exhibit 10.2	Emulex Corporation 2005 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on October 9, 2012 with respect to the 2012 Annual Meeting of stockholders)

Exhibit 10.3	Emulex Corporation Stock Award Plan for Non-Employee Directors, as amended (incorporated by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on October 9, 2012 with respect to the 2012 Annual Meeting of stockholders)

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 1, 2013

EMULEX CORPORATION

By:	/s/ James M. McCluney
James M. McCluney Chief Executive Officer

By:	/s/ Michael J. Rockenbach
Michael J. Rockenbach Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit 2.1	Recommended Cash Offer by Emulex Corporation with respect to Endace Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 21, 2012)

Exhibit 2.2	Form Acceptance and Authority (Shares) (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on December 21, 2012)

Exhibit 2.3	Form of letter to Optionholders and Acceptance for Options (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on December 21, 2012)

Exhibit 2.4	Form Lock-Up Agreement (directors) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 6, 2012)

Exhibit 2.5	Form Lock-Up Agreement (institutional shareholders) (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on December 6, 2012)

Exhibit 2.6	Agreement Related to Potential Transaction (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on December 6, 2012)

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit 3.3	Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 2, 2009).

Exhibit 3.4	Amended and Restated Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of Emulex Corporation, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 16, 2009.

Exhibit 10.1	Emulex Corporation Executive Incentive Plan, as amended

Exhibit 10.2	Emulex Corporation 2005 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on October 9, 2012 with respect to the 2012 Annual Meeting of stockholders)

Exhibit 10.3	Emulex Corporation Stock Award Plan for Non-Employee Directors, as amended (incorporated by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on October 9, 2012 with respect to the 2012 Annual Meeting of stockholders)

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.