Form 10-Q
period 2013-03-31
EMULEX CORP /DE/
filed 2013-05-10
CIK 350917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

As of April 29, 2013, the registrant had 90,858,136 shares of common stock outstanding.

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

Actual future results could differ materially from those described in the forward-looking statements as a result of a variety of factors, including those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, “Legal Proceedings” in Part II, Item 1, and “Risk Factors” in Part II, Item 1A of this Form 10-Q included elsewhere herein. We expressly disclaim any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances. We wish to caution readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These factors include the possibility that we may not realize the anticipated benefits from the acquisition of Endace on a timely basis or at all, and may be unable to integrate the technology, operations and personnel of Endace into our existing operations in a timely and efficient manner. In addition, intellectual property claims, with or without merit, could result in costly litigation, cause product shipment delays, require us to indemnify customers, or require us to enter into royalty or licensing agreements, which may or may not be available. Furthermore, we have in the past obtained, and may be required in the future to obtain, licenses of technology owned by other parties. We cannot be certain that the necessary licenses will be available or that they will be obtainable on commercially reasonable terms. If we were to fail to obtain such royalty or licensing agreements in a timely manner and on reasonable terms, our business, results of operations and financial condition could be materially adversely affected. Ongoing lawsuits, such as the action brought by Broadcom Corporation (Broadcom) described elsewhere in this Form 10-Q, present inherent risks, any of which could have a material adverse effect on our business, financial condition, or results of operations. Such potential risks include continuing expenses of litigation, loss of patent rights, monetary damages, injunctions against the sale of products incorporating the technology in question, counterclaims, attorneys’ fees, incremental costs associated with product or component redesigns, liabilities to customers under reimbursement agreements or contractual indemnification provisions, and diversion of management’s attention from other business matters. With respect to the continuing Broadcom litigation, such potential risks also include the adequacy of any sunset period to make design changes, the ability to implement any design changes, the availability of customer resources to complete any re-qualification or re-testing that may be needed, the ability to maintain favorable working relationships with Emulex suppliers of serializer/deserializer (SerDes) modules, and the ability to obtain a settlement which does not put us at a competitive disadvantage. In addition, the fact that the economy generally, and the technology and storage market segments specifically, have been in a state of uncertainty makes it difficult to determine if past experience is a good guide to the future and makes it impossible to determine if markets will grow or shrink in the short term. Continued weakness in domestic and worldwide macroeconomic conditions and disruptions in world credit and equity markets and the resulting economic uncertainty for our customers, as well as the storage and converged networking market as a whole, has and could continue to adversely affect our revenues and results of operations. As a result of these uncertainties, we are unable to predict our future results with any accuracy. Other factors affecting these forward-looking statements include but are not limited to the following: faster than anticipated declines in the storage networking market, slower than expected growth of the converged networking market or the failure of our Original Equipment Manufacturer (OEM) customers to successfully incorporate our products into their systems; our dependence on a limited number of customers and the effects of the loss of, decrease in or delays of orders by any such customers, or the failure of such customers to make timely payments; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of our products or our OEM customers’ new or enhanced products; costs associated with entry into new areas of the network, server and storage technology markets; the variability in the level of our backlog and the variable and seasonal procurement patterns of our customers; any inadequacy of our intellectual property protection and the costs of actual or potential third-party claims of infringement and any related indemnity obligations or adverse judgments; the effect of any actual or potential unsolicited offers to acquire us, proxy fights or the actions of activist stockholders; impairment charges, including but not limited to goodwill and intangible assets; changes in tax rates or legislation; the effects of acquisitions; the effects of terrorist activities; natural disasters, and any resulting disruption in our supply chain or customer purchasing patterns or any other resulting economic or political instability; the highly competitive nature of the markets for our products as well as pricing pressures that may result from such competitive conditions; the effects of changes in our business model to separately charge for software; the effect of rapid migration of customers towards newer, lower cost product platforms; transitions from board or box level to application specific integrated circuit (ASIC) solutions for selected applications; a shift in unit product mix from higher-end to lower-end or mezzanine card products; a faster than anticipated decrease in the average unit selling prices or an increase in the manufactured cost of our products; delays in product development; our reliance on third-party suppliers and subcontractors for components and assembly; our ability to attract and retain key technical personnel; our ability to benefit from our research and development activities; our dependence on international sales and internationally produced products; changes in accounting standards; and any resulting regulatory changes on our business. These and other factors could cause actual results to differ materially from those in the forward-looking statements and are discussed elsewhere in this Form 10-Q, in our other filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

EMULEX CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EMULEX CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except share data)

	March 31, 2013	July 1, 2012
ASSETS
Current assets:
Cash and cash equivalents	$91,071	$201,048
Investments	500	28,879
Accounts receivable, net of allowance for doubtful accounts of $1,287 and $1,766 at March 31, 2013 and July 1, 2012, respectively	85,598	84,106
Inventories	30,304	20,319
Prepaid income taxes	3,361	10,784
Prepaid expenses and other current assets	14,534	7,380
Deferred income taxes	5,108	10,722

Total current assets	230,476	363,238
Property and equipment, net of accumulated depreciation and amortization of $142,562 and $136,364 at March 31, 2013 and July 1, 2012, respectively	62,971	60,118
Goodwill	246,234	177,290
Intangible assets, net	146,652	105,002
Other assets	23,771	7,311

Total assets	$710,104	$712,959

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$31,651	$26,889
Accrued and other current liabilities	39,916	75,700

Total current liabilities	71,567	102,589
Other liabilities	3,981	3,878
Deferred income taxes	18,131	3,876
Accrued taxes	30,471	27,513

Total liabilities	124,150	137,856

Commitments and contingencies (Note 8)
Subsequent event (Note 2)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	—	—
Common stock, $0.10 par value; 240,000,000 shares authorized; 108,301,993 and 106,771,909 issued at March 31, 2013 and July 1, 2012, respectively	10,830	10,677
Additional paid-in capital	1,273,099	1,261,619
Accumulated deficit	(467,870)	(467,140)
Accumulated comprehensive loss	(1,725)	(1,673)
Treasury stock, at cost; 17,592,322 shares at March 31, 2013 and July 1, 2012	(228,380)	(228,380)

Total stockholders’ equity	585,954	575,103

Total liabilities and equity	$710,104	$712,959

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Net revenues	$116,786	$125,746	$358,198	$372,814

Cost of sales:
Cost of goods sold	41,642	45,351	130,265	137,314
Amortization of core and developed technology intangible assets	5,478	5,159	15,775	18,882
Patent litigation damages, sunset period royalties and license fees	1,426	477	3,376	865

Total cost of sales	48,546	50,987	149,416	157,061

Gross profit	68,240	74,759	208,782	215,753

Operating expenses:
Engineering and development	43,661	40,361	122,244	121,307
Selling and marketing	17,179	15,897	45,685	45,774
General and administrative	9,526	8,820	29,021	29,808
Amortization of other intangible assets	1,488	1,603	4,376	4,967

Total operating expenses	71,854	66,681	201,326	201,856

Operating (loss) income	(3,614)	8,078	7,456	13,897

Non-operating (expense) income, net:
Interest income	15	19	23	74
Interest expense	(7)	(10)	(11)	(14)
Other (expense) income, net	(4,481)	(277)	(4,844)	265

Total non-operating (expense) income, net	(4,473)	(268)	(4,832)	325

(Loss) income before income taxes	(8,087)	7,810	2,624	14,222
Income tax benefit (provision)	1,117	869	(3,354)	2,292

Net (loss) income	$(6,970)	$8,679	$(730)	$16,514

Net (loss) income per share:
Basic	$(0.08)	$0.10	$(0.01)	$0.19

Diluted	$(0.08)	$0.10	$(0.01)	$0.19

Number of shares used in per share computations:
Basic	90,590	86,495	90,000	86,421

Diluted	90,590	88,518	90,000	88,369

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income

(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Net (loss) income	$(6,970)	$8,679	$(730)	$16,514
Other comprehensive (loss) income:
Foreign currency translation adjustments	(261)	392	(52)	(816)

Comprehensive (loss) income	$(7,231)	$9,071	$(782)	$15,698

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended
	March 31, 2013	April 1, 2012
Cash flows from operating activities:
Net (loss) income	$(730)	$16,514
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	13,173	13,630
Share-based compensation expense	16,267	18,436
Amortization of intangible assets	20,151	23,849
Provision for losses on accounts receivable	(480)	145
Accrued interest income, net	(61)	252
Loss on disposal of property and equipment	276	124
Deferred income taxes	(958)	(5,976)
Excess tax benefit from share-based compensation	(28)	(448)
Foreign currency adjustments	489	(236)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	1,523	(3,952)
Inventories	(2,967)	(9,759)
Prepaid expenses, prepaid income taxes and other assets	(12,831)	4,320
Accounts payable, accrued liabilities, and other liabilities	(44,178)	(8,210)
Accrued taxes	2,958	185

Net cash (used in) provided by operating activities	(7,396)	48,874

Cash flows from investing activities:
Net proceeds from sale of property and equipment	17	140
Purchases of property and equipment	(10,339)	(10,816)
Acquisition of Endace Limited, net of cash acquired	(107,709)	—
Purchases of investments	(14,030)	(23,692)
Maturities of investments	42,471	17,067

Net cash used in investing activities	(89,590)	(17,301)

Cash flows from financing activities:
Repurchase of common stock	—	(20,058)
Purchases of noncontrolling interest in Endace Limited	(11,876)	—
Payroll tax withholdings on behalf of employees for restricted stock	(3,937)	(4,701)
Proceeds from issuance of common stock under stock plans	2,634	4,790
Excess tax benefit from share-based compensation expense	28	448

Net cash used in financing activities	(13,151)	(19,521)

Effect of exchange rates on cash and cash equivalents	160	(274)

Net (decrease) increase in cash and cash equivalents	(109,977)	11,778
Cash and cash equivalents at beginning of period	201,048	131,160

Cash and cash equivalents at end of period	$91,071	$142,938

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Basis of Presentation

In the opinion of the management of Emulex Corporation (Emulex or the Company), the accompanying unaudited condensed consolidated financial statements contain adjustments, which are normal recurring accruals necessary to present fairly the Company’s consolidated financial position, results of operations, comprehensive (loss) income, and cash flows. Interim results for the three and nine months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013. The accompanying condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2012. The preparation of the condensed consolidated financial statements requires the use of estimates and actual results could differ materially from management’s estimates.

On February 26, 2013, the Company acquired 89.6% of the outstanding stock of Endace Limited (Endace). As of March 31, 2013, the Company owned 99.9% of the outstanding stock of Endace. The unaudited condensed consolidated financial statements include the results of operations of Endace commencing as of the acquisition date.

The accompanying consolidated financial statements include the accounts of Emulex and its wholly and majority-owned and controlled subsidiaries. Material intercompany transactions and balances have been eliminated in consolidation. The noncontrolling interest in Emulex’s majority-owned and controlled operating subsidiary (“noncontrolling interest”), resulting from the Company’s acquisition of Endace, is not material and, therefore, has not been presented herein, but rather is included within consolidated stockholders’ equity and net (loss) income for the applicable periods presented.

The Company has a 52 or 53-week fiscal year that ends on the Sunday nearest to June 30. Accordingly, every fifth or sixth fiscal year will be a 53-week fiscal year. Fiscal 2013 is a 52-week fiscal year. The last 53-week fiscal year was fiscal 2011.

Certain reclassifications have been made to prior year amounts to conform to current year’s presentation.

Supplemental Cash Flow Information

	Nine Months Ended
	March 31, 2013	April 1, 2012
	(in thousands)
Cash paid during the period for:
Interest	$11	$4
Income taxes	$3,295	$3,432
Non-cash activities:
Purchases of property and equipment not paid, net	$253	$142

Recently Adopted Accounting Standards

In June 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” eliminating the option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity can elect to present items of net income and other comprehensive income in one continuous statement (referred to as the statement of comprehensive income) or in two separate, but consecutive, statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts (i.e., net income and other comprehensive income), would need to be displayed under either alternative. The amendments are to be applied retrospectively. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” deferring the changes in ASU 2011-05 that related to the presentation of reclassification adjustments. For public entities, these amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company elected to present two separate but consecutive statements. There was no financial statement impact as a result of the Company’s adoption of ASU 2011-12 since the Company’s other comprehensive income is comprised of foreign currency translation adjustments.

In July 2012, the FASB issued ASU 2012-02, “Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” providing an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with ASC Subtopic 350-30, “Intangibles — Goodwill and Other, General Intangibles Other than Goodwill.” An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company elected to early adopt this guidance during the first quarter of fiscal 2013. There was no financial statement impact as a result of the Company’s early adoption of this guidance.

Recently Issued Accounting Standards

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” requiring an entity to present, either on the face of the statement where net income is presented or in the notes, significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount is required by U.S. GAAP to be reclassified in its entirety to net income. For amounts not required under U.S. GAAP to be reclassified in their entirety, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in ASU 2013-02 supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU 2011-05 and ASU 2011-12. For public entities, these amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012 and are to be applied prospectively. Since the Company’s other comprehensive income is comprised of foreign currency translation adjustments, the Company does not expect any impact upon adoption of this guidance.

2. Business Combination

Acquisition of Endace Limited

On February 26, 2013, the Company acquired 89.6% of the outstanding common stock and all of the outstanding stock options of Endace for cash consideration of approximately $110.4 million. The Company further extended the offer period to 1 p.m. London time on April 12, 2013 for remaining shareholders to tender their shares, acquired an additional 10.3% of the outstanding common stock of Endace for cash consideration of approximately $12.0 million and had initiated compulsory acquisition proceedings for the remaining outstanding stock. The compulsory acquisition proceedings to acquire the remaining outstanding shares of Endace were concluded on April 25, 2013, at which time Emulex acquired the outstanding noncontrolling interest and obtained ownership of 100% of Endace for approximately $122.4 million.

Endace is a New Zealand based company that was publicly traded on London AIM Stock Exchange as of February 26, 2013, and subsequently delisted effective March 27, 2013. Endace provides network visibility infrastructures including network monitoring appliances, network analytics software and ultra-high speed network access switching. Emulex’s software-defined convergence architecture and Endace’s network visibility infrastructure are expected to provide customers with new and innovative ways to solve the challenges of network complexity and ensure application-level performance at speeds of 10Gb and beyond. The ability of Endace’s network visibility technology to record, visualize and monitor network traffic provides customers with the ability to dynamically optimize application delivery across the infrastructure. The combination of Emulex’s and Endace’s technology is expected to provide customers the solutions to connect, monitor and manage high-performance networks.

The Company has preliminarily allocated the purchase price of approximately $110.4 million to the assets acquired and liabilities assumed at estimated fair values. The excess of the purchase price over the aggregate fair values is recorded as goodwill. This allocation is subject to revision as the estimates of fair value of inventory, property and equipment, identifiable intangible assets, accounts payable and accrued liabilities, deferred revenue, and deferred taxes are based on preliminary information and are subject to refinement. The Company is in the process of finalizing third party valuations of certain assets.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Estimated Fair Value
Cash	$2,707
Accounts receivable	2,536
Inventories	6,963
Other current assets	1,547
Property and equipment	5,679
Other non-current assets	114
Intangible assets	61,800
Goodwill	68,944

Total assets acquired	150,290

Accounts payable	(5,791)
Accrued and other current liabilities	(3,218)
Non-current deferred tax liability	(19,036)

Total liabilities assumed	(28,045)
Noncontrolling interest	(11,828)

Total preliminary estimated purchase price allocation	$110,417

	Useful Life (in years)	Estimated Fair Value
Intangible assets:
Developed technology	5.8 – 12.1	$41,500
Customer relationships	3 – 4	5,000
Tradenames	11.6	2,300
In-process research and development	N/A	13,000

	10.4	$61,800

The intangible assets acquired of approximately $61.8 million were preliminarily determined based on the estimated fair values using valuation techniques consistent with the income approach to measure fair value. The remaining useful lives were estimated based on the underlying agreements or the future economic benefit expected to be received from the assets. The Company concluded that the intangible assets classified as developed technology were identifiable intangible assets, separate from goodwill, since they were capable of being separated from Endace and sold, transferred or licensed, regardless of whether the Company intended to do so. The fair values of the identified intangible assets were estimated using several valuation methodologies, which represent Level 3 fair value measurements. The values for developed technology and acquired in-process research and development (IPR&D) were estimated based on a multi-period excess earnings approach, while values for customer relationships and tradenames were assessed using the with-and-without and relief from royalty methodologies, respectively. Inputs used in the methodologies primarily included projected future cash flows, discounted at a rate commensurate with the risk involved. Specifically, the income approach valuations included the following assumptions:

Discount rate	18% – 20%
Tax rate	28% – 40%
Risk-free rate	2.7%
Peer company beta	1.2

IPR&D is recorded at fair value as an indefinite-lived intangible asset at the acquisition date until the completion or abandonment of the associated research and development efforts or impairment. IPR&D projects relate to in-process projects that have not reached technological feasibility as of the acquisition date and have no alternative future use. Upon completion of development, acquired in-process research and development assets are transferred to finite-lived intangible assets and amortized over their useful lives. The Company reviews indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows the asset is expected to generate. When necessary, acquired in-process research and development will be tested for impairment using Level 3 inputs.

The IPR&D projects that comprise approximately $13.0 million of intangible assets relate to Network Visibility Products. The following table summarizes the valuation for IPR&D at the acquisition date:

Products	IPR&D (in millions)
DAG Cards	$1.9
ODE Platforms	$0.6
Appliances	$10.5

The goodwill of approximately $68.9 million arising from the acquisition is primarily attributable to the benefits the Company expects to derive from expected synergies from the transaction, including complementary products that will enhance the Company’s overall product portfolio, opportunities within new markets, and an acquired assembled workforce. All of the goodwill was assigned to the Visibility segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

The fair value of the noncontrolling interest in Endace was estimated using the quoted market price traded in an active market for Endace stock not held by Emulex as of the acquisition date.

Acquisition-related transaction costs are not included as components of consideration transferred but have been accounted for as expenses in the period in which the costs are incurred. Total acquisition-related transaction costs incurred by the Company were approximately $3.0 million, of which approximately $1.0 million and $3.0 million were incurred and recorded during the three months and nine months ended March 31, 2013, respectively. Included in acquisition-related transactions costs are approximately $0.8 million and $2.8 million of general and administrative expenses for the three months and nine months ended March 31, 2013, respectively.

Endace’s results of operations have been included in the condensed consolidated statements of operations of the Company since the date of acquisition. Since the acquisition date, the Company recorded approximately $4.9 million in revenues, with a corresponding net loss of approximately $0.4 million, in each of the three months and nine months ended March 31, 2013, with respect to the Endace business in the Company’s condensed consolidated statements of operations.

Following is the summarized pro forma combined results of operations for the three months and nine months ended March 31, 2013 and April 1, 2012, assuming the acquisition had taken place as of July 4, 2011. The pro forma combined results of operations for the three months and nine months ended March 31, 2013, were prepared based on the statements of operations of Emulex for the three months and nine months ended March 31, 2013 combined with the statements of operations of Endace for the periods from January 1, 2013 to February 26, 2013 and July 1, 2012 to February 26, 2013, respectively, as all operating results of Endace were included in the statements of operations of Emulex since the acquisition date of February 26, 2013. The pro forma combined results of operations for the three months and nine months ended April 1, 2012, were prepared based on the statements of operations of Emulex for the three months and nine months ended April 1, 2012 combined with the statements of operations of Endace for the periods from January 1, 2012 to March 31, 2012 and July 1, 2011 to March 31, 2012, respectively. The following table reflects the unaudited consolidated pro forma information as if the acquisition had taken place at the beginning of each period presented, after giving effect to certain adjustments including the following:

•

decrease in cost of goods sold associated with the fair value adjustment related to acquired inventory of approximately $0.7 million in each of the three months and nine months ended March 31, 2013 and increase of approximately $3.1 million in the nine months ended April 1, 2012;

•

increase in operating expenses of approximately $0.9 million and $3.8 million for the three months and nine months ended March 31, 2013, respectively, and approximately $1.4 million and $4.2 million for the three months and nine months ended April 1, 2012, respectively, as a result of the amortization of acquired intangible assets;

•

decrease in operating expenses of approximately $3.9 million and $6.7 million for the three months and nine months ended March 31, 2013, respectively, as a result of excluding acquisition-related transaction costs, including costs incurred by Endace prior to the acquistion;

•

decrease in non-operating expenses of approximately $4.7 million for each of the three months and nine months ended March 31, 2013, as a result of excluding a non-recurring foreign exchange transaction loss related to the cash consideration paid for Endace resulting from changes in the value of the British Pound Sterling (GBP) relative to the U.S. Dollar (USD) between the date the funds were converted to GBP and the dates the funds were disbursed;

•	related estimated tax effects for the above adjustments.

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
	(Unaudited)		(Unaudited)
	(in thousands, except per share data)		(in thousands, except per share data)
Net revenues	$120,272	$136,248	$379,905	$406,701

Net (loss) income	$(2,462)	$9,561	$2,421	$10,345

Net (loss) income per basic share	$(0.03)	$0.11	$0.03	$0.12

Net (loss) income per diluted share	$(0.03)	$0.11	$0.03	$0.12

The pro forma results are not necessarily indicative of the future results or results that would have been reported had the acquisition taken place when assumed.

3. Fair Value of Financial Instruments

Instruments Measured at Fair Value on a Recurring Basis

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

Level 1	—	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2	—	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3	—	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Financial instruments measured at fair value on a recurring basis are as follows:

	March 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
				(in thousands)
Cash	$42,539	$—	$—	$42,539	$42,539	$—	$—
Level 1:
Money market funds	48,532	—	—	48,532	48,532	—	—
Level 2:
Marketable certificates of deposit	500	—	—	500	—	500	—
Level 3:
None	—	—	—	—	—	—	—

	$91,571	$—	$—	$91,571	$91,071	$500	$—

	July 1, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
				(in thousands)
Cash	$39,864	$—	$—	$39,864	$39,864	$—	$—
Level 1:
Money market funds	161,184	—	—	161,184	161,184	—	—
U.S. government securities	22,600	2	—	22,602	—	22,600	—
U.S. government sponsored entity securities	2,110	—	—	2,110	—	2,110	—
Level 2:
Marketable certificates of deposit	4,169	—	—	4,169	—	4,169	—
Level 3:
None	—	—	—	—	—	—	—

	$229,927	$2	$—	$229,929	$201,048	$28,879	$—

All investments were short-term investments (maturities less than one year) as of March 31, 2013 and July 1, 2012.

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

There were no transfers between Level 1, Level 2 or Level 3 securities during the nine months ended March 31, 2013.

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis

The Company measures the fair value of its assets acquired and liabilities assumed in a business acquisition, and goodwill and other long lived assets when they are held for sale or determined to be impaired. See Note 2 for discussion of fair value measurements of certain assets recorded at fair value on a non-recurring basis.

4. Inventories

Inventories are summarized as follows:

	March 31, 2013	July 1, 2012
	(in thousands)
Raw materials	$9,663	$5,084
Finished goods	20,641	15,235

	$30,304	$20,319

5. Goodwill and Intangible Assets, net

Goodwill relates to the purchase of Sierra Logic, Inc. in fiscal 2007, the purchase of a privately-held storage networking company in fiscal 2010, the purchase of ServerEngines Corporation in fiscal 2011, and the purchase of Endace Limited in fiscal 2013.

Although the Company’s market capitalization exceeded its book value as of March 31, 2013, the Company’s stock price continues to be volatile and thus, it is reasonably possible that the Company’s determination that goodwill is not impaired could change in the near term if the Company’s market capitalization and estimated control premium decrease below its book value.

The activity in goodwill during the nine months ended March 31, 2013 is as follows:

	Networking Segment	Visibility Segment	Total
		(in thousands)
Goodwill, as of July 1, 2012	$177,290	—	$177,290
Goodwill from the acquisition of Endace during the period	—	68,944	68,944

Goodwill, as of March 31, 2013	$177,290	$68,944	$246,234

Intangible assets, net, are as follows (in thousands):

	March 31, 2013			July 1, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Core technology and patents	$77,345	$(69,872)	$7,473	$77,345	$(66,092)	$11,253
Developed technology	239,600	(121,909)	117,691	198,100	(106,134)	91,966
Customer relationships	6,900	(2,026)	4,874	5,100	(4,942)	158
Tradenames	8,639	(5,094)	3,545	6,339	(4,951)	1,388
Other	707	(638)	69	707	(470)	237

Total amortizable intangible assets:	333,191	(199,539)	133,652	287,591	(182,589)	105,002

In-process research and development	13,000	—	13,000	—	—	—

Total intangible assets, net:	$346,191	$(199,539)	$146,652	$287,591	$(182,589)	$105,002

During the three and nine months ended March 31, 2013, intangible assets increased by approximately $61.8 million due to the Endace acquisition. (See Note 2.)

The intangible assets subject to amortization are being amortized on a straight-line basis over expected useful lives ranging from approximately two to twelve years. Aggregate amortization expense for intangible assets for the three months ended March 31, 2013 and April 1, 2012, was approximately $7.0 million and $6.8 million, respectively. Aggregate amortization expense for intangible assets for the nine months ended March 31, 2013 and April 1, 2012, was approximately $20.2 million and $23.8 million, respectively.

The following table presents the estimated future aggregate amortization expense of amortizable intangible assets as of March 31, 2013 (in thousands):

Remainder of 2013	$7,874
2014	31,495
2015	27,495
2016	26,221
2017	9,332
Thereafter	31,235

$133,652

6. Other Assets

As of March 31, 2013 and July 1, 2012, the Company had other assets of approximately $23.8 million and $7.3 million, respectively. Included in other assets at March 31, 2013 was approximately $14.4 million in long-term prepaid patent license fees (see Note 8).

7. Accrued and Other Current Liabilities

Components of accrued and other current liabilities are as follows:

	March 31, 2013	July 1, 2012
	(in thousands)
Payroll and related costs	$21,044	$19,990
Warranty liability	2,667	2,463
Accrued rebates	4,560	7,378
Deferred revenues	4,651	1,032
Patent litigation settlement, damages and sunset period royalties payable to Broadcom Corporation (1)	994	37,310
Other	6,000	7,527

	$39,916	$75,700

(1)	See Note 8.

The Company provides a warranty of between one to five years on its products. The Company records a provision for estimated warranty related costs at the time of sale based on historical product return rates and the Company’s estimates of future costs of fulfilling its warranty obligations. Changes to the warranty liability during nine months ended March 31, 2013 were:

(in thousands)
Balance at beginning of period	$2,463
Accrued warranties assumed with the acquisition of Endace	32
Accrual for warranties issued	1,487
Changes to pre-existing warranties (including changes in estimates)	(29)
Settlements made (in cash or in kind)	(1,286)

Balance at end of period	$2,667

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

The Court scheduled the start of the re-trial relating to the ‘194 family of patents that the previous jury could not reach a unanimous verdict on for November 5, 2013. The previous trial involved the following patents in the ‘194 family: U.S. Patent 6,424,194 [the ‘194 patent], Claim 1; U.S. Patent 7,486,124, Claim 5; and U.S. Patent 7,724,057, Claim 42, all of which pertain to circuitry used to deserialize signals. The Court has not issued any rulings with respect to these remaining three patents.

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

While the Company has contractual commitments from its suppliers concerning the defense and indemnification of certain Broadcom claims relating to certain technology provided by such suppliers, it cannot be certain that such defense and indemnification obligations will be promptly honored by such suppliers. This lawsuit continues to present risks with respect to U.S. sales of certain Ethernet products that could have a material adverse effect on the Company’s business, financial condition, or results of operations, including loss of patent rights, monetary damages, potential reimbursement or indemnification liabilities to customers, and injunction against the sale of accused products. The Company continues to present a vigorous defense against this ongoing lawsuit, as well as the previous infringement verdicts, damages and judgments. The Company expects to incur incremental mitigation, product redesign, appeal related expenses during the remainder of fiscal 2013 and fiscal 2014 in the range of $11 million to $12 million. Through March 31, 2013, the Company has incurred approximately $8.1 million of such expenses, approximately $3.1 million and $4.5 million of which were recorded in the three months and nine months ended March 31, 2013, respectively. Engineering and development costs will include expenses for activities to redesign, design around, modify, design, develop, test and requalify certain of the affected products during the sunset period, and to implement the end of life processes in the U.S. for certain other affected products. Sales and marketing costs are likely to include expenses for customer support, pre-production samples, education and training, and other miscellaneous costs. General and administrative costs will include expenses for the Company’s appeal of the previous verdicts and judgments. In addition, the Company may be required to participate in certain customer royalty obligations arising under licensing agreements with Broadcom in the range of $1 million to $8 million during the remainder of fiscal 2013 and fiscal 2014. Such costs would reduce gross margins in the periods accrued.

During the first quarter of fiscal 2013, the Company made a payment of $58.0 million to Broadcom pursuant to the Settlement Agreement, approximately $36.8 million of which was expensed in fiscal 2012. The remainder of approximately $21.2 million was recorded as prepaid license fees and is being amortized to cost of goods sold over the ten year license term in proportion to the estimated future revenues of such licensed technology. As of March 31, 2013, the unamortized prepaid license fee was approximately $18.3 million, of which approximately $3.9 million was recorded in prepaid expenses and other current assets and approximately $14.4 million was recorded in other assets. The Company recognized approximately $1.4 million and $3.4 million of amortization expense related to such prepaid license fees and sunset period royalty expenses during the three and nine months ended March 31, 2013, respectively.

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

9. Treasury Stock

In early August 2008, the Company’s Board of Directors authorized a plan to repurchase up to $100.0 million of its outstanding common stock. As of March 31, 2013, the Company has repurchased approximately 9.0 million shares of its common stock for an aggregate purchase price of approximately $78.4 million at an average purchase price of $8.67 per share under this plan. No shares were repurchased during the nine months ended March 31, 2013. Approximately $21.6 million remains available under this program after these repurchases. The Company may repurchase additional shares from time-to-time in open market purchases or privately negotiated transactions. Any future share repurchases are expected to be financed by available cash balances and cash from operations. The Company’s Board of Directors has not set an expiration date for the plan.

10. Stock-Based Compensation

The assumptions used to compute the fair value of stock option grants under the 2005 Equity Incentive Plan (Equity Incentive Plan) for the three and nine months ended March 31, 2013 and April 1, 2012 were:

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012 (1)	March 31, 2013	April 1, 2012
Expected volatility	40% – 43%	N/A	40% – 47%	45% – 47%
Weighted average expected volatility	42%	N/A	45%	46%
Expected dividends	—	N/A	—	—

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012 (1)	March 31, 2013	April 1, 2012
Expected term (in years)	3.77 – 5.77	N/A	3.77 – 5.77	3.57 – 5.57
Weighted average expected term (in years)	4.61	N/A	4.61	4.41
Risk-free rate	0.59% – 1.05%	N/A	0.53% – 1.05%	0.67% – 1.22%

(1)	No options were granted during the three months ended April 1, 2012.

The assumptions used to compute the fair value of the compensatory element related to the shares to be purchased under the Emulex Corporation Employee Stock Purchase Plan (Purchase Plan) for the three and nine months ended March 31, 2013 and April 1, 2012 were:

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Expected volatility	45%	45%	45%	45%
Expected dividends	—	—	—	—
Expected term (in years)	0.49	0.49	0.49	0.49
Risk-free rate	0.16%	0.06%	0.16%	0.06%

A summary of stock-based compensation expense, by functional line item in the condensed consolidated statements of operations is as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
	(in thousands)
Cost of goods sold	$248	$223	$744	$990
Engineering and development	2,606	2,547	7,518	7,831
Sales and marketing	890	938	2,576	2,874
General and administrative	1,594	2,149	5,429	6,741

	$5,338	$5,857	$16,267	$18,436

A summary of stock option activity for the nine months ended March 31, 2013 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Options outstanding at July 1, 2012	4,316,266	$13.38	2.94	$0.8
Options granted	424,200	$7.46
Options exercised	(22,172)	$2.80
Options expired	(399,376)	$18.68
Options forfeited	(9,365)	$7.65

Options outstanding at March 31, 2013	4,309,553	$12.37	2.70	$0.6

A summary of unvested stock awards activity for nine months ended March 31, 2013 is as follows:

	Number of Awards	Weighted Average Grant Date Fair Value
Awards outstanding and unvested at July 1, 2012	3,319,507	$9.12
Awards granted	1,938,873	$6.91
Awards vested	(1,606,445)	$9.29
Awards forfeited	(105,698)	$9.96

Awards outstanding and unvested at March 31, 2013	3,546,237	$7.81

During the nine months ended March 31, 2013, the Company granted unvested stock units that will be settled in cash upon vesting over a three year period (Cash-Settled Unit Awards). The Cash-Settled Unit Awards vest 30%, 30%, and 40% on the first, second and third anniversaries of the date of grant, respectively. Some of these awards are tied to the achievement of certain performance goals established by the Board of Directors. These awards are liability classified as they will be settled in cash. As of March 31, 2013, the liability related to Cash-Settled Unit Awards was approximately $0.8 million and will continue to be remeasured at each reporting date until the awards vest.

A summary of Cash-Settled Unit Award activity for nine months ended March 31, 2013 is as follows:

	Number of Awards	Weighted Average Grant Date Fair Value
Awards outstanding and unvested at July 1, 2012	—	NA
Awards granted	538,100	$7.54
Awards vested	—	NA
Awards forfeited	—	NA

Awards outstanding and unvested at March 31, 2013	538,100	$7.54

As of March 31, 2013, there was approximately $18.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. Such cost is expected to be recognized over a weighted-average period of approximately 1.3 years.

At Emulex’s Annual Shareholders Meeting on November 20, 2012, the shareholders approved increases of 1.5 million authorized shares and 0.5 million authorized shares under the Equity Incentive Plan Stock Award Plan for Non-Employee Directors (Director Plan), respectively. As of March 31, 2013, the Company anticipates that the number of shares authorized under the Equity Incentive Plan, the Director Plan, the Purchase Plan, and nine other stock-based plans, which are closed for future grants but have options outstanding, are sufficient to cover future stock option exercises, restricted stock awards, and shares that will be purchased under the Purchase Plan during the next six month option period from November 1, 2012 to April 30, 2013.

11. Income Taxes

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

Realization of deferred tax assets is principally dependent upon the achievement of future taxable income, the estimation of which requires significant management judgment. The Company’s judgment regarding future profitability may change due to many factors, including future market conditions and the Company’s ability to successfully execute its business plans or tax planning strategies. These changes, if any, may require material adjustments to these deferred tax asset balances. Due to uncertainties surrounding the realization of the Company’s U.S. federal and state deferred tax assets, the Company previously recorded a valuation allowance against the portion of such deferred tax assets that were not expected to be recoverable in available carryback periods or through the reversal of deferred tax liabilities. On a quarterly basis, the Company reassesses the need for these valuation allowances based on operating results and its assessment of the likelihood of future taxable income and developments in the relevant tax jurisdictions. The Company continues to maintain a valuation allowance as of March 31, 2013 against deferred tax assets that it believes are not more likely than not to be recoverable in available carryback periods or through the reversal of deferred tax liabilities.

As of March 31, 2013, the liability for income taxes associated with uncertain tax positions was approximately $37.8 million for which a reasonably reliable estimate for the period of payment cannot be made. If fully recognized, approximately $35.7 million of such liability would impact the Company’s effective tax rate. Absent any resolution of the on-going audit by the Internal Revenue Service (IRS) discussed below, the Company does not expect that the liability for unrecognized tax benefits will change significantly within the next 12 months.

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

President Obama signed The American Taxpayer Relief Act of 2012 into law on January 2, 2013 which contained a provision extending the federal credit for increasing research activities (research and development tax credits) retroactively from January 1, 2012 through December 31, 2013. As a result of this legislation, the Company recorded additional research and development credit carryforwards for amounts generated in fiscal 2012 of approximately $2.4 million and amounts generated in the nine months ended March 31, 2013 of approximately $3.7 million during the three months ended March 31, 2013. This increase in deferred tax assets relating to these research and development tax credit carryforwards was fully offset by a valuation allowance.

12. Net (Loss) Income Per Share

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
	(in thousands, except per share data)		(in thousands, except per share data)
Numerator — Net (loss) income	$(6,970)	$8,679	$(730)	$16,514
Less: Undistributed earnings allocated to participating securities	—	(8)	—	(16)

Undistributed earnings allocated to the Company’s common stockholders for basic and diluted net (loss) income per share	$(6,970)	$8,671	$(730)	$16,498

Denominator:
Denominator for basic net (loss) income per share — weighted average shares outstanding	90,590	86,495	90,000	86,421
Dilutive options outstanding, unvested stock units and ESPP	—	2,023	—	1,948

Denominator for diluted net (loss) income per share — adjusted weighted average shares outstanding	90,590	88,518	90,000	88,369

Basic net (loss) income per share	$(0.08)	$0.10	$(0.01)	$0.19

Diluted net (loss) income per share	$(0.08)	$0.10	$(0.01)	$0.19

Antidilutive options and unvested stock excluded from the computations	5,908	4,421	6,178	5,616

The antidilutive stock options and unvested stock were excluded from the computation of diluted net (loss) income per share due to the assumed proceeds from the award’s exercise or vesting being greater than the average market price of the common shares or due to the Company incurring a net loss for the periods presented.

13. Operating Segment Information

Emulex has two reportable business segments, Networking and Visibility. The Visibility segment was formed as a result of the acquisition of Endace on February 26, 2013. The Networking segment includes the operating results of Network Connectivity Products (NCP), Storage Connectivity Products (SCP) and Advanced Technology & Other Products (ATP). The Visibility segment includes the operating results of Network Visibility Products (NVP) resulting from the Endace acquisition. As of March 31, 2013, total assets in the Networking and Visibility segments were approximately $557.1 million and $153.0 million, respectively.

The following table presents details of the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
	(in thousands)		(in thousands)
Net revenues:
Networking	$111,913	$125,746	$353,325	$372,814
Visibility	4,873	—	4,873	—

Consolidated net revenues	$116,786	$125,746	$358,198	$372,814

Net (loss) income:
Networking	$(6,599)	$8,679	$(359)	$16,514
Visibility	(371)	—	(371)	—

Net (loss) income	$(6,970)	$8,679	$(730)	$16,514

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Emulex, a leader in network connectivity, monitoring and management, provides hardware and software solutions for global networks that support enterprise, cloud, government and telecommunications. During the three months ended March 31, 2013, Emulex acquired 99.9% of the outstanding common stock of Endace Limited (Endace), a leading supplier of network visibility infrastructure products. Prior to the acquisition of Endace, Emulex operated within a single business segment. With the acquisition of Endace, Emulex formed the Visibility operating segment, which includes Network Visibility Products.

Emulex’s products enable end-to-end application visibility, optimization and acceleration. The Company’s I/O connectivity offerings, including its line of ultra high-performance Ethernet and Fibre Channel-based connectivity products, have been designed into server and storage solutions from leading original equipment manufacturers (OEMs), including Cisco, Dell, EMC, Fujitsu, Hitachi, HP, Huawei, IBM, NetApp and Oracle, and can be found in the data centers of nearly all of the Fortune 1000. Emulex’s monitoring and management solutions, including its portfolio of network visibility and recording products, provide organizations with complete network performance management at speeds up to 100Gb Ethernet (100GbE).

We rely almost exclusively on OEMs and sales through distribution channels for our revenue. Our significant OEM customers include the world’s leading server and storage providers, including Cisco Systems, Inc. (Cisco), Dell Inc. (Dell), EMC Corporation (EMC), Fujitsu Ltd. (Fujitsu), Hewlett-Packard Company (Hewlett-Packard), Hitachi Data Systems (HDS), Hitachi Limited (Hitachi), Huawei Technologies Company Ltd. (Huawei), Intel Corporation (Intel), International Business Machines Corporation (IBM), NEC Corporation (NEC), Network Appliance, Inc. (NetApp), Oracle Corporation (Oracle), and Xyratex Ltd. (Xyratex). Our significant distributors include ASI Computer Technologies, Inc. (ASI), Avnet, Inc. (Avnet), British Telecom (BT), Digital China Technology Limited, Info X Distribution, LLC (Info X), Ingram Micro Inc. (Ingram Micro), Macnica Networks Corporation (Macnica), Netmarks Inc. (Netmarks), SYNNEX Corporation (SYNNEX), Tech Data Corporation (Tech Data), and Tokyo Electron Device Ltd. (TED). The market for networking infrastructure solutions is concentrated among large OEMs, and as such, a significant portion of our revenues are generated from sales to a limited number of customers.

As of March 31, 2013, we had a total of 1,250 employees.

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

Business Operating Segments

With our acquisition of Endace, our network connectivity, monitoring and management solutions are now broken into two business operating segments consisting of four product lines. Our Networking Segment consists of our legacy Emulex products and includes Network Connectivity Products (NCP), Storage Connectivity Products (SCP) and Advanced Technology and Other Products (ATP). Our Visibility Segment consists of our Network Visibility Products (NVP) that were acquired through the Endace acquisition.

Networking Segment Products:

NCP includes industry standard Fibre Channel and Ethernet-based solutions that provide server Input/Output (I/O) and target storage array connectivity to create networks for mission-critical enterprise and cloud data centers. These products enable servers to reliably and efficiently connect to Local Area Networks (LANs), Storage Area Networks (SANs), and Network Attached Storage (NAS) by offloading data communication processing tasks from the server as information is delivered and sent to the network. Our NCP use industry standard protocols including Fibre Channel Protocol (FCP), Internet Protocol (IP), Transmission Control Protocol (TCP)/IP, internet Small Computer System Interface (iSCSI), NAS, and Fibre Channel over Ethernet (FCoE). Emulex Ethernet-based products include our OneConnect® Universal Converged Network Adapters (UCNAs) and Local Area Network on Motherboard (LOM) application specific integrated circuits, and custom form factor solutions for OEM blade servers that enable high performance, scalable networks and convergence. Emulex Fibre Channel-based products include LightPulse® Host Bus Adapters (HBAs), Fibre Channel application specific integrated circuits (ASICs) and custom form factor solutions for OEM blade servers.

SCP includes Emulex InSpeed®, switch-on-a-chip (SOC) and backend connectivity, bridge, and router products. SCP is deployed inside storage arrays, tape libraries, and other storage appliances, and connect storage controllers to storage capacity, delivering improved performance, reliability, and connectivity. Emulex SCP uses industry standard protocols including Fibre Channel, Serial Attached Small Computer Interface (SAS), and Serial Advanced Technology Attachment (SATA), and support the broadest range of Hard Disk Drive (HDD) and Solid State Disk (SSD) technologies.

ATP primarily consists of Pilot™ Integrated Baseboard Management Controllers (iBMC), OneCommand® Vision I/O performance management software, certain legacy products and other products and services.

Visibility Segment Products:

NVP consists entirely of the recently acquired Endace® family of network visibility and intelligent network recording products. The EndaceProbe™ captures, indexes and stores network traffic history in order to help organizations troubleshoot problems and respond to network security breaches. EndaceVision™ is a browser-based network traffic search engine that enables engineers to search through large amounts of network history in order to find the network traffic that they need to investigate specific issues. EndaceProbe™ appliances connect to the network via passive network taps or via SPAN ports found on routers and switches. For ultra-fast network segments EndaceAccess™ network visibility headend systems can be used to load balance network traffic across multiple 10GbE ports. Underpinning all of the Endace family of network visibility and recording products are the Data Acquisition and Generation (DAG) network capture cards that are integrated into the EndaceProbe™ appliances and sold as stand-alone components for use in a wide range of monitoring and security systems.

For additional information about our operating segments, please see Note 13, “Operating Segment Information,” in the accompanying notes to condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Business Combination

On February 26, 2013, we acquired 89.6% of the outstanding common stock and all of the outstanding stock options of Endace Limited (Endace) for cash consideration of approximately $110.4 million. As of March 31, 2013, we had acquired an additional 10.3% of the outstanding stock of Endace for approximately $12.0 million and had initiated compulsory acquisition proceedings for the remaining outstanding stock. The compulsory acquisition proceedings to acquire the remaining outstanding shares of Endace were concluded on April 25, 2013, at which time we acquired the outstanding noncontrolling interest and obtained ownership of 100% of Endace for approximately $122.4 million. See Note 2, “Business Combination,” in the accompanying notes to condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information.

Product Redesign Activities and Potential Royalty Obligations

Broadcom Corporation (Broadcom) filed a consolidated patent infringement suit against us during fiscal 2010. After a nearly three week trial that ended October 6, 2011, the jury reached a partial verdict involving two out of the six patents. The Court determined that one of the patents (U.S. Patent 7,058,150) [the ‘150 patent] had been infringed by us, and the jury rendered an advisory verdict on October 12, 2011 to the Court that it is not invalid, and awarded approximately $0.4 million in damages with respect to that patent. The jury reached a unanimous verdict of non-infringement on another patent relating to Emulex Fibre Channel switch products. A mistrial was declared concerning the remaining four patents for which no unanimous verdict was reached. On December 15, 2011, the Court issued judgments as a matter of law (JMOL) that the two patents, on which the jury had rendered advisory verdicts, were not invalid. On December 16, 2011, the Court issued an additional JMOL that one of the patents (U.S. Patent 7,471,691) [the ‘691 patent] had been infringed by us. On March 16, 2012, the Court issued a decision concerning injunctive relief for the ‘150 and the ‘691 patents. The decision provided, in part, for a sunset period of 18 months relating to the ‘150 patent, starting on October 12, 2011. The decision further provided for a sunset period of 18 months relating to the ‘691 patent, starting on December 16, 2011. The sunset period allows us to sell the affected products to existing customers for specific customer devices, subject to limitations relating to when the products had been qualified and when certain firm orders had been placed. On April 3, 2012, the Court issued a permanent injunction (2012 Permanent Injunction) which, with respect to both the ‘150 and the ‘691 patents, further describes the prohibited activities, contains sunset provision terms including royalty rates and computations, limits the territory to allow sales of products that are manufactured outside the U.S. to customers located outside the U.S., permits design around efforts including modifications and design, development, and testing to eliminate infringement, and permits service and technical support for certain products.

We expect to incur incremental mitigation, product redesign, appeal related expenses during the remainder of fiscal 2013 and fiscal 2014 in the range of $11 million to $12 million. Through March 31, 2013, we have incurred approximately $8.1 million of such expenses, approximately $3.1 million and $4.5 million of which were recorded in the three months and nine months ended March 31, 2013, respectively. Engineering and development costs will include expenses for activities to redesign, design around, modify, design, develop, test and requalify certain of our affected products during the sunset period, and to implement our end of life processes in the U.S. for certain other affected products. Sales and marketing costs are likely to include expenses for customer support, pre-production samples, education and training, and other miscellaneous costs. General and administrative costs will include expenses for our appeal of the previous verdicts and judgments. In addition, we may be required to participate in certain customer royalty obligations arising under their licensing agreements with Broadcom in the range of $1 million to $8 million during the remainder of fiscal 2013 and fiscal 2014. Such costs would reduce gross margins in the periods accrued.

See Note 8, “Commitments and Contingencies,” in the accompanying notes to condensed consolidated financial statements under the caption “Litigation” in Part I, Item 1 of this Form 10-Q for additional information.

Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements included elsewhere herein.

	Percentage of Net Revenues		Percentage of Net Revenues
	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Net revenues	100%	100%	100%	100%
Cost of sales:
Cost of goods sold	36	36	36	37
Amortization of core and developed technology intangible assets	5	4	5	5
Patent litigation settlement, damages, sunset period royalties and license fees	1	1	1	—

Total cost of sales	42	41	42	42

Gross profit	58	59	58	58

Operating expenses:
Engineering and development	37	32	34	33
Selling and marketing	15	13	13	12
General and administrative	8	7	8	8
Amortization of other intangible assets	1	1	1	1

Total operating expenses	61	53	56	54

Operating (loss) income	(3)	6	2	4

Non-operating (expense) income, net:
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other (expense) income, net	(4)	—	(1)	—

Total non-operating (expense) income, net	(4)	—	(1)	—

(Loss) income before income taxes	(7)	6	1	4

Income tax benefit (provision)	1	1	(1)	—

Net (loss) income	(6)%	7%	—%	4%

Three months ended March 31, 2013, compared to three months ended April 1, 2012

Net Revenues. Net revenues for the three months ended March 31, 2013, decreased by approximately $9.0 million, or 7%, to approximately $116.8 million, compared to approximately $125.7 million for the three months ended April 1, 2012. The decrease in revenues was primarily due to weakness in the server and storage technology markets resulting from continuing concern over the global macroeconomic climate.

Net Revenues by Operating Segment and Product Line

Net revenues by operating segment and product line were as follows:

	Net Revenues by Operating Segment and Product Line
(in thousands)	Three Months Ended March 31, 2013	Percentage of Net Revenues	Three Months Ended April 1, 2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
Networking Segment:
Network Connectivity Products	$85,166	73%	$91,127	73%	$(5,961)	(7)%
Storage Connectivity Products	20,833	18%	27,855	22%	(7,022)	(25)%
Advanced Technology & Other Products	5,914	5%	6,764	5%	(850)	(13)%

Total Networking Segment	111,913	96%	125,746	100%	(13,833)	(11)%

Visibility Segment:
Network Visibility Products	4,873	4%	—	—%	4,873	N/A

Total net revenues	$116,786	100%	$125,746	100%	$(8,960)	(7)%

Networking segment revenues, which includes revenues from NCP, SCP and ATP, decreased by approximately 11% for the three months ended March 31, 2013 compared to the three months ended April 1, 2012, primarily due to decreases in NCP and SCP revenues.

NCP primarily consists of standup HBAs, mezzanine cards, I/O ASICs, LOMs, and UCNAs. For the three months ended March 31, 2013, Ethernet based products revenues decreased by approximately $9.6 million, or 37%, from the same period in the prior year, while Fibre Channel based products, which accounted for approximately 67% of total NCP revenues in the three months ended March 31, 2013, decreased by approximately $2.2 million, or 4%. The decrease in Ethernet based products revenue was primarily due to a decrease in units shipped of approximately 55%, arising principally from lower customer demand for 10Gb LOM products as customers consumed residual inventory purchased in prior periods. This was partially offset by an increase in average selling price of approximately 43% due to a change in product mix. The decrease in Fibre-Channel based products revenue was primarily due to a decrease in average selling price of approximately 9%, partially offset by an increase in units shipped of approximately 6%.

SCP primarily consists of InSpeed®, SOC and backend connectivity, bridge, and router products. Our SCP revenues decreased by approximately $7.0 million, or 25%, for the three months ended March 31, 2013 compared to the three months ended April 1, 2012, primarily due to a 35% decline in bridging products revenue as a result of a 31% decrease in units shipped due to last-time buys of certain products reaching end of life during fiscal 2012. Our SCP revenue is expected to be lower in the fourth quarter of fiscal 2013 compared to the same period in the prior year.

ATP primarily consists of iBMCs, OneCommand® Vision software products, certain legacy products and other products and services. For the three months ended March 31, 2013, iBMC based products accounted for the majority of ATP revenues. The decrease in our ATP revenues for the three months ended March 31, 2013 was primarily due to a decrease in units shipped of approximately 16%.

The Visibility segment, which includes the revenues from NVP, had revenues of approximately $4.9 million for the three months ended March 31, 2013 compared to no revenues for the three months ended April 1, 2012 as NVP revenues resulted from the Endace acquisition on February 26, 2013.

NVP consists entirely of the recently acquired Endace® family of network visibility and intelligent network recording products. Revenues from systems sales and DAG cards accounted for approximately 69% and 17%, respectively, of total NVP revenues for the three months ended March 31, 2013.

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

	Net Revenues by Major Customers
	Direct Revenues		Total Direct and Indirect Revenues (2)
	Three Months Ended March 31, 2013	Three Months Ended April 1, 2012	Three Months Ended March 31, 2013	Three Months Ended April 1, 2012
Net revenue percentage (1):
OEM:
EMC	—	—	12%	11%
Hewlett-Packard	18%	24%	25%	28%
Hon Hai Precision Industry Co., Ltd. (Foxconn Technology Group) (3)	13%	—	—	—
IBM	28%	27%	32%	31%

(1)	Amounts less than 10% are not presented.
(2)	Customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.
(3)	Hon Hai Precision Industry Co., Ltd. is a contract manufacturer that performed manufacturing for some of our OEM customers.

Direct sales to our top five customers accounted for approximately 68% of total net revenues for the three months ended March 31, 2013, compared to approximately 70% for the three months ended April 1, 2012. Direct and indirect sales to our top five customers accounted for approximately 79% of total net revenues for the three months ended March 31, 2013, compared to approximately 82% for the three months ended April 1, 2012. Our net revenues from customers can be significantly impacted by changes to our customers’ business and their business models.

Net Revenues by Sales Channel

Net revenues by sales channel were as follows:

	Net Revenues by Sales Channel
(in thousands)	Three Months Ended March 31, 2013	Percentage of Net Revenues	Three Months Ended April 1, 2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
OEM	$100,975	86%	$115,327	92%	$(14,352)	(12)%
Distribution	13,985	12%	10,282	8	3,703	36%
Other	1,826	2%	137	—	1,689	1,233%

Total net revenues	$116,786	100%	$125,746	100%	$(8,960)	(7)%

The decrease in OEM net revenues for the three months ended March 31, 2013 compared to the three months ended April 1, 2012 reflected decreases of approximately 24% in SCP revenues, 8% in NCP revenues, and 11% in ATP revenues. The increase in distribution net revenues for the three months ended March 31, 2013 compared to the three months ended April 1, 2012 was primarily due to additional NVP net revenues generated through distribution partners. We believe that our net revenues are being generated primarily as a result of product certifications and qualifications with our OEM customers, which take products directly and indirectly through distribution and contract manufacturers. We view product certifications and qualifications as an important indicator of future revenue opportunities and growth for the Company. However, product certifications and qualifications do not necessarily ensure continued market acceptance of our products by our OEM customers. It is also very difficult to determine the future impact, if any, of product certifications and qualifications on our revenues.

Net Revenues by Geographic Territory

Our net revenues by geographic territory based on billed-to location were as follows:

	Net Revenues by Geographic Territory
(in thousands)	Three Months Ended March 31, 2013	Percentage of Net Revenues	Three Months Ended April 1, 2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
Asia Pacific	$65,285	56%	$67,461	54%	$(2,176)	(3)%
United States	29,713	26%	40,100	32%	(10,387)	(26)%
Europe, Middle East, and Africa	19,088	16%	17,919	14%	1,169	7%
Rest of the world	2,700	2%	266	—	2,434	915%

Total net revenues	$116,786	100%	$125,746	100%	$(8,960)	(7)%

We believe the increase in Asia Pacific net revenues and decreases in United States (US) and Europe, Middle East, and Africa (EMEA) net revenues, all as a percentage of total net revenues for the three months ended March 31, 2013 compared to the three months ended April 1, 2012, were primarily due to our OEM customers continuing to migrate towards using contract manufacturers that are predominately located in Asia Pacific. However, as we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues based on billed-to location may not be reflective of the geographic mix of end-user demand or installations.

Gross Profit. Gross profit consists of net revenues less cost of sales. Our gross profit was as follows (in thousands):

Gross Profit
Three Months Ended March 31, 2013	Percentage of Net Revenues	Three Months Ended April 1, 2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$68,240	58%	$74,759	59%	$(6,519)	(1)%

Cost of sales includes the cost of producing, supporting, and managing our supply of finished products. Approximately $0.2 million of share-based compensation expense was included in both the three months ended March 31, 2013 and the three months ended April 1, 2012. Approximately $5.5 million and $5.2 million of amortization of technology intangible assets were included in cost of sales for the three months ended March 31, 2013 and April 1, 2012, respectively. The increase in amortization of technology intangible assets was primarily due to acquired finite-lived intangible assets of approximately $41.5 million from the Endace acquisition. See Note 2, “Business Combination,” and Note 5, “Goodwill and Intangible Assets, net,” in the accompanying notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional details.

Our gross margin percentage for the three months ended March 31, 2013 remained comparable to the three months ended April 1, 2012 due to favorable product mix that was offset by sunset period royalty and patent license fee amortization expenses of approximately $1.4 million related to the Settlement Agreement entered into with Broadcom on July 3, 2012. We will continue to recognize amortization expenses for technology intangible assets over their remaining useful lives, patent license fee related to the Settlement Agreement over the remaining patent license term (which expires on July 1, 2020) and sunset period royalty expenses related to the amended 2012 Permanent Injunction through fiscal 2014. We expect our gross margin percentage to trend downward as the portion of our revenues generated from lower margin products increases in the future. In addition, we will continue to recognize amortization expenses for technology intangible assets over their remaining useful lives, patent license fee related to the Settlement Agreement over the remaining patent license term (which expires on July 1, 2020) and sunset period royalty expenses through fiscal 2014. We may also incur potential costs to reimburse certain customers or directly pay Broadcom certain customer royalty obligations arising in connection from their licensing agreements with Broadcom related to the amended 2012 Permanent Injunction. See “Product Redesign Activities and Potential Royalty Obligations” elsewhere in Part I, Item 2 of this Form 10-Q.

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

Engineering and Development
Three Months Ended March 31, 2013	Percentage of Net Revenues	Three Months Ended April 1, 2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$43,661	37%	$40,361	32%	$3,300	5%

Engineering and development expenses increased from approximately $40.4 million during the three months ended April 1, 2012 to approximately $43.7 million for the three months ended March 31, 2013. Approximately $2.6 million and $2.5 million of share-based compensation expense were included in engineering and development costs for the three months ended March 31, 2013 and April 1, 2012, respectively. Engineering and development expenses increased due to an increase in product redesign expenses of approximately $2.4 million related to our mitigation activities for the 2012 Permanent Injunction. Salary and related expenses also increased by approximately $1.7 million due to an increase in headcount from 641 at April 1, 2012 to 781 at March 31, 2013, of which approximately $0.8 million and 83 headcount were associated with our acquisition of Endace. This was partially offset by a decrease of approximately $1.2 million due to lower new product development costs. We plan to continue to invest in engineering and development costs. In addition, due to the 2012 Permanent Injunction, we expect to continue to incur incremental engineering and development expenses to redesign our impacted products through fiscal 2014. See “Product Redesign Activities and Potential Royalty Obligations” and “Business Combination” elsewhere in Part I, Item 2 of this Form 10-Q.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, and related expenses for personnel engaged in the marketing and sales of our products, as well as samples, trade shows, product literature, promotional support costs, and other advertising related costs. Sales and marketing expenses were as follows (in thousands):

Selling and Marketing
Three Months Ended March 31, 2013	Percentage of Net Revenues	Three Months Ended April 1, 2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$17,179	15%	$15,897	13%	$1,282	2%

Selling and marketing expenses for the three months ended March 31, 2013 compared to the three months ended April 1, 2012 increased approximately $1.3 million, or 8%. Approximately $0.9 million of share-based compensation expense were included in selling and marketing costs for each of the three months ended March 31, 2013 and April 1, 2012. Selling and marketing headcount increased to 220 at March 31, 2013 from 150 at April 1, 2012, resulting in an increase in salary and related expenses of approximately $1.8 million, partially offset by a decrease in advertising costs of approximately $0.9 million. Approximately 64 of the increase in headcount and approximately $1.3 million of salary and related expenses were associated with the Endace acquisition. We plan to continue to closely manage and target advertising and market promotion expenses to heighten brand awareness of our new and existing products in an effort to provide overall revenue growth. Due to the 2012 Permanent Injunction, we expect to continue to incur incremental sales and marketing expenses to requalify and recertify our impacted products with customers through fiscal 2014. See “Product Redesign Activities and Potential Royalty Obligations” and “Business Combination” elsewhere in Part I, Item 2 of this Form 10-Q.

General and Administrative. Ongoing general and administrative expenses consist primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees, and other corporate expenses. General and administrative expenses were as follows (in thousands):

General and Administrative
Three Months Ended March 31, 2013	Percentage of Net Revenues	Three Months Ended April 1, 2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$9,526	8%	$8,820	7%	$706	1%

General and administrative expenses for the three months ended March 31, 2013 compared to the three months ended April 1, 2012 increased approximately $0.7 million, or 8%. Approximately $1.6 million and $2.1 million of share-based compensation expense were included in general and administrative costs for the three months ended March 31, 2013 and April 1, 2012, respectively. Offsetting the decrease in shared-based compensation was an increase of approximately $0.8 million in legal and accounting costs related to the Endace acquisition, an increase of approximately $0.4 million in salary and related expenses, and an increase of approximately $0.4 million in legal costs related to our mitigation activities for the 2012 Permanent Injunction. General and administrative headcount increased to 165 at March 31, 2013 from 139 at April 1, 2012, 27 of which was associated with the Endace acquisition. We expect to continue to incur incremental general and administrative expenses related to our mitigation activities for the 2012 Permanent Injunction and our acquisition of Endace through fiscal 2014. See “Product Redesign Activities and Potential Royalty Obligations” and “Business Combination” elsewhere in Part I, Item 2 of this Form 10-Q.

Amortization of Other Intangible Assets. Amortization of other intangible assets consists of amortization of intangible assets such as patents, customer relationships, tradenames with estimable lives, covenants not to compete, and backlog. Amortization expense was as follows (in thousands):

Amortization of Other Intangible Assets
Three Months Ended March 31, 2013	Percentage of Net Revenues	Three Months Ended April 1, 2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$1,488	1%	$1,603	1%	$(115)	—%

Amortization of other intangible assets for the three months ended March 31, 2013 compared to the three months ended April 1, 2012 decreased by approximately $0.1 million, or 7%. Approximately $0.3 million of the decrease was due to a lower unamortized intangible assets balance at the beginning of the current three month period as a result of certain intangible assets being fully amortized in fiscal 2012. This was partially offset by an increase of approximately $0.1 million in amortization of other intangibles assets associated with assets acquired from Endace. See “Business Combination” elsewhere in Part I, Item 2 of this Form 10-Q.

Non-operating (Expense) Income, net. Non-operating (expense) income, net, consists primarily of interest income, interest expense, and other non-operating income and expense items. Our non-operating (expense) income, net, was as follows (in thousands):

Non-operating (Expense) Income, net
Three Months Ended March 31, 2013	Percentage of Net Revenues	Three Months Ended April 1, 2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$(4,473)	(4)%	$(268)	—%	$(4,205)	(4)%

Our non-operating (expense) income, net, for the three months ended March 31, 2013 decreased by approximately $4.2 million, compared to the three months ended April 1, 2012, primarily due to a non-recurring foreign exchange transaction loss of approximately $4.7 million related to the cash consideration paid for Endace resulting from changes in the value of the British Pound Sterling (GBP) relative to the U.S. Dollar (USD) between the date the funds were converted to GBP and the dates the funds were disbursed.

Income Tax Benefit (Provision). Income tax benefit (provision) was as follows (in thousands):

Income Tax Benefit (Provision)
Three Months Ended March 31, 2013	Percentage of Net Revenues	Three Months Ended April 1, 2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$1,117	1%	$869	1%	$248	—%

Income tax benefit for the three months ended March 31, 2013 was approximately $1.1 million, compared to approximately $0.9 million during the three months ended April 1, 2012. Our effective tax benefit rate was approximately 14% and 11% for the three months ended March 31, 2013 and April 1, 2012, respectively. The increase in our effective tax benefit rate for the three months ended March 31, 2013 compared to the three months ended April 1, 2012 was primarily due to the continuing impact of our previously recorded U.S. deferred tax asset valuation allowance, changes in the mix of earnings in international versus U.S. tax jurisdictions and the use of an actual year-to-date effective tax rate for the three months ended March 31, 2013 versus an annualized effective tax rate. We continue to generate the majority of our earnings in countries other than the U.S. including India, Ireland, and Isle of Man, where such earnings are generally subject to significantly lower tax rates than the U.S. We expect this trend to continue in the future. We have made no provision for U.S. income taxes or foreign withholding taxes on the earnings of our foreign subsidiaries as these amounts are intended to be indefinitely reinvested in operations outside of the U.S.

We expect to recognize an annual effective tax rate for fiscal 2013 that is substantially different from the U.S. Federal statutory rate, primarily due to the continued impact of our previously recorded U.S. deferred tax valuation allowance, including changes in the estimated timing of reversing temporary differences and the resulting amount of deferred tax assets estimated to be recoverable in available carryback periods, and the mix of earnings in international versus U.S. tax jurisdictions. Actual current year originations and reversals of temporary differences that are recoverable in available carryback periods and subject to our U.S. deferred tax valuation allowance could drive significant volatility in our effective tax rate and actual tax expense for fiscal 2013. In addition, changes in the mix of U.S. versus international earnings and changing tax laws could affect our actual tax expense for fiscal 2013. As estimates and judgments are used to project such originations and reversals of temporary differences and the mix of earning in our various tax jurisdictions, the impact to our tax provision could vary significantly if the current planning or assumptions change. We also do not forecast discrete events, such as a settlement of tax audits with governmental authorities or changes in tax laws, due to their inherent uncertainty. Such discrete events could also materially impact our tax expense. As the tax rate is driven by various factors, it is not possible to estimate our future tax rate with a high degree of certainty.

Nine months ended March 31, 2013, compared to nine months ended April 1, 2012

Net Revenues. Net revenues for the nine months ended March 31, 2013 decreased by approximately $14.6 million, or 4%, to approximately $358.2 million compared to approximately $372.8 million for the nine months ended April 1, 2012.

Net Revenues by Operating Segment and Product Line

Net revenues by operating segment and product line were as follows:

	Net Revenues by Operating Segment and Product Line
(in thousands)	Nine Months Ended March 31, 2013	Percentage of Net Revenues	Nine Months Ended April 1, 2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
Networking Segment:
Network Connectivity Products	$278,031	78%	$274,336	74%	$3,695	1%
Storage Connectivity Products	62,272	17%	79,320	21%	(17,048)	(21)%
Advanced Technology & Other Products	13,022	4%	19,158	5%	(6,136)	(32)%

Total Networking Segment	353,325	99%	372,814	100%	(19,489)	(5)%

Visibility Segment:
Network Visibility Products	4,873	1%	—	—%	4,873	N/A

Total net revenues	$358,198	100%	$372,814	100%	$(14,616)	(4)%

Networking segment revenues decreased by approximately 5% for the nine months ended March 31, 2013 compared to the nine months ended April 1, 2012. The decrease in revenues was primarily due to weakness in the server and storage technology markets resulting from continuing concern over the global macroeconomic climate.

Within NCP, embedded I/O based product revenue increased by 67% primarily due to an increase in units shipped of approximately 69%, partially offset by a decrease in average selling price of approximately 1%. The increase in embedded I/O based product revenue was offset by decreases of 10% and 2% in revenues of Ethernet based products and Fibre Channel based products. Ethernet based products revenue decreased primarily due to a decrease in units shipped of approximately 24%, arising principally from lower customer demand for 10Gb LOM products as customers consumed residual inventory purchased in prior periods. This was partially offset by an increase in average selling price of approximately 18% due to a change in product mix. Fibre Channel based products revenues, which accounted for approximately 68% and 75% of total NCP revenues for the nine months ended March 31, 2013 and the same period in the prior year, respectively, decreased primarily due to a decrease in average selling price of approximately 7%, partially offset by an increase in units shipped of approximately 6%.

Our SCP revenues decreased by approximately $17.0 million, or 21%, for the nine months ended March 31, 2013 compared to the nine months ended April 1, 2012. This decrease was primarily due to a decline in backend connectivity product shipments due to last-time buys of certain products reaching end of life during fiscal 2012.

For the nine months ended March 31, 2013, iBMC based products accounted for the majority of total ATP revenues. The decrease in ATP revenue for the nine months ended March 31, 2013 was primarily due to a decrease in units shipped of approximately 23% combined with a decrease in average selling price of approximately 11%.

The Visibility segment, which includes the revenues from NVP, had revenues of approximately $4.9 million for the nine months ended March 31, 2013 compared to no revenues for the nine months ended April 1, 2012 as NVP revenues resulted from the Endace acquisition on February 26, 2013.

NVP consists entirely of the recently acquired Endace® family of network visibility and intelligent network recording products. Revenues from systems sales and DAG cards accounted for approximately 69% and 17% of total NVP revenues for the nine months ended March 31, 2013.

Net Revenues by Major Customers

Customers whose direct net revenues, or total direct and indirect net revenues (including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties), exceeded 10% of our net revenues were as follows:

	Net Revenues by Major Customers
	Direct Revenues		Total Direct and Indirect Revenues (2)
	Nine Months Ended March 31, 2013	Nine Months Ended April 1, 2012	Nine Months Ended March 31, 2013	Nine Months Ended April 1, 2012
Net revenue percentage (1):
OEM:
Hewlett-Packard	20%	24%	24%	26%
Hon Hai Precision Industry Co., Ltd. (Foxconn Technology Group) (3)	11%	—	—	—
IBM	32%	31%	36%	35%
EMC	—	—	11%	—

(1)	Amounts less than 10% are not presented.
(2)	Customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.
(3)	Hon Hai Precision Industry Co., Ltd. is a contract manufacturer that performed manufacturing for some of our OEM customers.

Direct sales to our top five customers accounted for approximately 72% of total net revenues for the nine months ended March 31, 2013 compared to approximately 71% for the nine months ended April 1, 2012. Direct and indirect sales to our top five customers accounted for approximately 82% of total net revenues for the nine months ended March 31, 2013 compared to approximately 81% for the nine months ended April 1, 2012. Our net revenues from customers can be significantly impacted by changes to our customers’ business and their business models.

Net Revenues by Sales Channel

Net revenues by sales channel were as follows:

	Net Revenues by Sales Channel
(in thousands)	Nine Months Ended March 31, 2013	Percentage of Net Revenues	Nine Months Ended April 1, 2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
OEM	$320,188	89%	$337,288	90%	$(17,100)	(5)%
Distribution	36,074	10%	35,331	10%	743	2%
Other	1,936	1%	195	—	1,741	893%

Total net revenues	$358,198	100%	$372,814	100%	$(14,616)	(4)%

The decrease in OEM net revenues for the nine months ended March 31, 2013 compared to the nine months ended April 1, 2012 reflected a decrease of approximately 21% in SCP revenues and a decrease of approximately 31% in ATP revenues, partially offset by a 2% increase in NCP generated through our OEMs. The increase in distribution net revenues for the nine months ended March 31, 2013 compared to the nine months ended April 1, 2012 was primarily due to NVP net revenues generated through distribution partners, partially offset by a decrease of approximately 5% in NCP net revenues generated through distribution partners.

Net Revenues by Geographic Territory

Our net revenues by geographic territory based on billed-to location were as follows:

	Net Revenues by Geographic Territory
(in thousands)	Nine Months Ended March 31, 2013	Percentage of Net Revenues	Nine Months Ended April 1, 2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
Asia Pacific	$215,767	60%	$214,515	58%	$1,252	1%
United States	87,838	25%	104,142	28%	(16,304)	(16)%
Europe, Middle East, and Africa	49,920	14%	53,267	14%	(3,347)	(6)%
Rest of the world	4,673	1%	890	—	3,783	425%

Total net revenues	$358,198	100%	$372,814	100%	$(14,616)	(4)%

We believe the increase in Asia Pacific net revenues as a percentage of total net revenues and decrease in US net revenues as a percentage of total net revenues for the nine months ended March 31, 2013 compared to the nine months ended April 1, 2012 were primarily due to our OEM customers continuing to migrate towards using contract manufacturers that are predominately located in Asia Pacific. The EMEA net revenues as a percentage of total net revenues essentially remained unchanged. However, as we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues based on billed-to location may not be reflective of the geographic mix of end-user demand or installations.

Gross Profit. Gross profit consists of net revenues less cost of sales. Our gross profit was as follows (in thousands):

Gross Profit
Nine Months Ended March 31, 2013	Percentage of Net Revenues	Nine Months Ended April 1, 2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$208,782	58%	$215,753	58%	$(6,971)	—

Cost of sales includes the cost of producing, supporting, and managing our supply of quality finished products. Approximately $0.7 million and $1.0 million of share-based compensation expense and approximately $15.8 million and $18.9 million of amortization of technology intangible assets were included in cost of sales for the nine months ended March 31, 2013 and April 1, 2012, respectively. Our gross margin percentage for the nine months ended March 31, 2013 was comparable to same period in the prior year. The decrease in our gross profit was primarily due to a 4% decrease in net revenues. The decrease in amortization of technology intangible assets was offset by the sunset period royalty and patent license fee amortization expenses of approximately $3.4 million related to the Settlement Agreement entered into with Broadcom on July 3, 2012.

Engineering and Development. Engineering and development expenses were as follows (in thousands):

Engineering and Development
Nine Months Ended March 31, 2013	Percentage of Net Revenues	Nine Months Ended April 1, 2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$122,244	34%	$121,307	33%	$937	1%

Engineering and development expenses for the nine months ended March 31, 2013 compared to the nine months ended April 1, 2012 increased by approximately $0.9 million. Approximately $7.5 million and $7.8 million of share-based compensation expense were included in engineering and development costs for the nine months ended March 31, 2013 and April 1, 2012, respectively. Engineering and development expenses increased due to increased product redesign expenses of approximately $2.9 million related to our mitigation activities for the 2012 Permanent Injunction and increased salary and related expenses of approximately $2.2 million related to an increase in headcount from 641 at April 1, 2012 to 781 at March 31, 2013, partially offset by a decrease of approximately $4.1 million in new product development costs. Approximately 83 of the increase in headcount and approximately $0.8 million of salary and related expenses were associated with the Endace Acquisition.

Selling and Marketing. Sales and marketing expenses were as follows (in thousands):

Selling and Marketing
Nine Months Ended March 31, 2013	Percentage of Net Revenues	Nine Months Ended April 1, 2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$45,685	13%	$45,774	12%	$(89)	1%

Selling and marketing expenses for the nine months ended March 31, 2013 remained comparable to the nine months ended April 1, 2012. Approximately $2.6 million and $2.9 million of share-based compensation expense were included in selling and marketing costs for the nine months ended March 31, 2013 and April 1, 2012, respectively. Selling and marketing headcount increased to 220 at March 31, 2013 from 150 at April 1, 2012 primarily due to the Endace acquisition on February 26, 2013. The increase in headcount resulted in a net increase of approximately $2.0 million in salary and related expenses as compared to the same period in fiscal 2012, of which approximately $1.3 million and 64 headcount were associated with our acquisition of Endace. This was partially offset by a decrease in advertising costs of approximately $1.6 million.

General and Administrative General and administrative expenses were as follows (in thousands):

General and Administrative
Nine Months Ended March 31, 2013	Percentage of Net Revenues	Nine Months Ended April 1, 2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$29,021	8%	$29,808	8%	$(787)	—

General and administrative expenses for the nine months ended March 31, 2013 compared to the nine months ended April 1, 2012 decreased approximately $0.8 million, or 3%. Approximately $5.4 million and $6.7 million of share-based compensation expense were included in general and administrative costs for the nine months ended March 31, 2013 and April 1, 2012, respectively. General and administrative expenses decreased by approximately $3.7 million in litigation costs related to our on-going patent dispute litigation with Broadcom. The net decrease in general and administrative expenses was partially offset by an increase of approximately $2.8 million in legal and accounting costs related to the Endace acquisition, and an increase of approximately $1.4 million in legal costs related to our mitigation activities for the 2012 Permanent Injunction.

Amortization of Other Intangible Assets. Amortization expense was as follows (in thousands):

Amortization of Other Intangible Assets
Nine Months Ended March 31, 2013	Percentage of Net Revenues	Nine Months Ended April 1, 2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$4,376	1%	$4,967	1%	$(591)	—

Amortization of other intangible assets for the nine months ended March 31, 2013 compared to the nine months ended April 1, 2012 decreased by approximately $0.6 million, or 12%. Approximately $0.7 million of the decrease was due to a lower unamortized intangible assets balance at the beginning of the current three month period as a result of certain intangible assets being fully amortized in fiscal 2012. This was partially offset by an increase of approximately $0.1 million in amortization of other intangibles assets associated with assets acquired from Endace.

Non-operating (Expense) Income, net. Non-operating (expense) income, net, was as follows (in thousands):

Non-operating Income (Expense), net
Nine Months Ended March 31, 2013	Percentage of Net Revenues	Nine Months Ended April 1, 2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$(4,832)	(1)%	$325	—	$(5,157)	(1)%

Our non-operating (expense) income, net, for the nine months ended March 31, 2013 decreased by approximately $5.2 million, compared to the nine months ended April 1, 2012, primarily due to a non-recurring foreign exchange transaction loss of approximately $4.7 million related to the cash consideration paid for Endace resulting from changes in the value of the GBP relative to the USD between the date the funds were converted to GBP and the dates the funds were disbursed.

Income Tax Benefit (Provision). Income tax benefit (provision) was as follows (in thousands):

Income Tax Benefit (Provision)
Nine Months Ended March 31, 2013	Percentage of Net Revenues	Nine Months Ended April 1, 2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$(3,354)	(1)%	$2,292	—	$(5,646)	(1)%

Income tax benefit (provision) for the nine months ended March 31, 2013 compared to the nine months ended April 1, 2012 decreased by approximately $5.6 million. Our effective tax (expense) benefit rate was approximately (128)% and 16% for the nine months ended March 31, 2013 and April 1, 2012, respectively. The increase in our effective tax expense rate for the nine months ended March 31, 2013 compared to the nine months ended April 1, 2012 was primarily due to the continuing impact of our previously recorded U.S. deferred tax asset valuation allowance, changes in the mix of earnings in international versus U.S. tax jurisdictions, and the use of an actual year-to-date effective tax rate for the nine months ended March 31, 2013 versus an annualized effective tax rate. We continue to generate the majority of our earnings in countries other than the U.S. including India, Ireland, and Isle of Man, where such earnings are generally subject to significantly lower tax rates than the U.S. We expect this trend to continue in the future. We have made no provision for U.S. income taxes or foreign withholding taxes on the earnings of our foreign subsidiaries as these amounts are intended to be indefinitely reinvested in operations outside the U.S.

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

In the normal course of business, we enter into certain sales transactions, referred to as multiple-element arrangements, which involve making judgments about allocating the consideration to the various elements of the transactions. The most common type of multiple-element arrangements encountered by the Company involves the sale of certain products with post-contract customer support. Consideration in a multiple-element arrangement is allocated at the inception of the arrangement to all deliverables on the basis of the relative selling price of each deliverable. If available, the selling price for each deliverable is determined using vendor-specific objective evidence (VSOE) of the selling price or third-party evidence (TPE) of the selling price, when applying the relative selling price method. If neither VSOE nor TPE of the selling price exists for a deliverable, we use our best estimate of the selling price for that deliverable. In accounting for multiple-element transactions, judgment must be exercised in identifying the separate elements in a bundled transaction as well as determining the values of these elements. These judgments can impact the amount of revenues, expenses and net income recognized over the term of the contract, as well as the period in which they are recognized.

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

Intangible Assets and Other Long-Lived Assets. Intangible assets resulting from acquisitions or licensing agreements are carried at cost less accumulated amortization and impairment charges, if any. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets, ranging from two to twelve years. Furthermore, we assess whether our intangible assets and other long-lived assets should be tested for recoverability periodically and whenever events or circumstances indicate that their carrying value may not be recoverable. The amount of impairment, if any, is measured based on fair value, which is determined using projected discounted future operating cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.

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

Although our market capitalization exceeded its book value as of March 31, 2013, our stock price continues to be volatile and thus, it is reasonably possible that our determination that goodwill is not impaired could change in the near term if our market capitalization and estimated control premium decrease below the book value.

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

Liquidity and Capital Resources

Our principal sources of liquidity consist of our existing cash balances and investments, as well as funds expected to be generated from operations. At March 31, 2013, we had approximately $158.9 million in working capital and approximately $91.6 million in cash and cash equivalents and current investments as compared to approximately $260.6 million in working capital and approximately $229.9 million in cash and cash equivalents and current investments at July 1, 2012. We maintain an investment portfolio of various security holdings, types, and maturities. We invest in instruments that meet credit quality standards in accordance with our investment guidelines. We limit our exposure to any one issuer or type of investment with the exception of U.S. Government issued or U.S. Government sponsored entity securities. Our investments consisted of marketable certificates of deposit as of March 31, 2013 and we did not hold any auction rate securities or direct investments in mortgage-backed securities.

Our cash balances and investments are held in numerous locations throughout the world. As of March 31, 2013, our international subsidiaries held approximately 25% of our total cash, cash equivalents and investment securities, which will be used to repay obligations to U.S. affiliate entities that arise in the normal course of business and would not result in incremental U.S. tax liabilities when paid.

Our accounts receivable are primarily with large multinational OEM customers and denominated in U.S. dollars. At March 31, 2013, approximately 16% of our accounts receivable are related to customers with a European billing address. However, we do not believe that the ongoing European Sovereign debt crisis will materially impact the collectability of our accounts receivable or adversely affect our financial position or liquidity.

Cash Flows

The following table summarizes our cash flows:

	Nine Months Ended
	March 31, 2013	April 1, 2012
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(7,396)	$48,874
Investing activities	(89,590)	(17,301)
Financing activities	(13,151)	(19,521)
Effect of foreign currency translation on cash and cash equivalents	160	(274)

(Decrease) increase in cash and cash equivalents	$(109,977)	$11,778

Operating Activities

Cash used in operating activities was approximately $7.4 million during the nine months ended March 31, 2013 compared to cash provided by operating activities of approximately $48.9 million during the nine months ended April 1, 2012. The decrease in cash flows from operating activities was primarily due to a payment of $58.0 million related to the Settlement Agreement entered into with Broadcom on July 3, 2012, of which approximately $36.8 million was accrued during fiscal 2012. See Note 8, “Commitments and Contingencies,” in the accompanying notes to condensed consolidated financial statements under the caption, “Litigation” in Part I; Item 1 of this Form 10-Q. The Broadcom payment was partially offset by income tax refunds received of approximately $6.6 million less income taxes paid of approximately $3.3 million. The current period cash used in operating activities resulted from net loss of approximately $0.7 million, changes in operating assets and liabilities including a decrease in accounts payable, accrued liabilities and other liabilities of approximately $44.2 million due primarily to the Broadcom payment, an increase in prepaid expenses, prepaid income taxes and other assets of approximately $12.8 million and an increase in inventories of approximately $3.0 million, offset by an increase in accrued taxes of approximately $3.0 million and non-cash adjustments for amortization of intangible assets of approximately $20.2 million, share-based compensation expense of approximately $16.3 million, and depreciation and amortization of approximately $13.2 million.

Investing Activities

Cash used in investing activities was approximately $89.6 million during the nine months ended March 31, 2013 compared to approximately $17.3 million during the nine months ended April 1, 2012. The current period usage of cash was primarily related to our acquisition of Endace for approximately $107.7 million and purchases of property and equipment of approximately $10.3 million, offset by a net decrease in investments of approximately $28.4 million.

Financing Activities

Cash used in financing activities was approximately $13.2 million during the nine months ended March 31, 2013 compared to approximately $19.5 million during the nine months ended April 1, 2012. The current period usage of cash was primarily due to approximately $11.9 million of purchases of noncontrolling interest in Endace, and payroll tax withholdings on behalf of employees for restricted stock of approximately $3.9 million, partially offset by the proceeds from issuance of common stock under stock plans of approximately $2.6 million.

Prospective Capital Needs

In early August 2008, our Board of Directors authorized a plan to repurchase up to $100.0 million of our outstanding common stock. In April 2009, upon receipt of an unsolicited takeover proposal and related tender offer of Broadcom to acquire us, our Board of Directors elected to temporarily suspend any activity under the share repurchase plan. In light of Broadcom allowing its tender offer to expire on July 14, 2009, Emulex’s Board of Directors elected to reactivate the $100.0 million share repurchase plan effective July 15, 2009. From June 29, 2009 through March 31, 2013, the Company repurchased approximately 9.0 million shares of its common stock for an aggregate purchase price of approximately $78.4 million at an average purchase price of $8.67 per share under this plan. Our Board of Directors has not set an expiration date for the plan. Therefore, we may repurchase additional shares under this plan from time to time through open market purchases or privately negotiated transactions. It is expected that any future share repurchases will be financed by available cash and cash from operations.

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

We have disclosed outstanding legal proceedings in Note 8 in the accompanying notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, including the consolidated patent infringement lawsuit filed by Broadcom against us. This lawsuit continues to present risks that could have a material adverse effect on our business, financial condition, or results of operations, including loss of patent rights, monetary damages, and injunction against the sale of accused products. We continue to present a vigorous post-trial defense against this on-going lawsuit, and have appealed the trial verdict. On July 3, 2012, we entered into a Settlement Agreement pursuant to which both parties agreed to settle and release certain claims related to the patent infringement litigation. The Settlement Agreement provided for certain amendments to the April 3, 2012 Permanent Injunction, and dismissals of certain allegations of the lawsuit, including portions of the scheduled re-trial. We also received a worldwide limited license to the ‘691 patent, the ‘150 patent, the ‘194 patent and related families for certain fields of use including Fibre Channel applications.

We expect to incur incremental mitigation, product redesign, appeal related expenses during the remainder of fiscal 2013 and fiscal 2014 in the range of $11 million to $12 million. In addition, we may be required to participate in certain customer royalty obligations arising under their licensing agreements with Broadcom in the range of $1 million to $8 million during the remainder of fiscal 2013 and fiscal 2014. Such costs would reduce gross margins in the periods accrued. See “Product Redesign Activities and Potential Royalty Obligations” in Part I, Item 2 of this Form 10-Q. Also see “Third party claims of intellectual property infringement could adversely affect our business” and “We are dependent on sole source and limited source third party suppliers and EMS providers for our products” in Part II, Item 1A — Risk Factors, of this Form 10-Q for a description of certain risks relating to the litigation with Broadcom that could impact our liquidity and prospective capital needs.

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

We issue letters of credit or bank guarantees in the normal course of business as required by certain vendors. As of March 31, 2013, we had approximately $0.7 million in outstanding letters of credit and bank guarantees.

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

	Payments Due by Period (in thousands)
	Total	Remaining 2013	2014	2015	2016	2017	Thereafter
Leases (1)	$21,303	$1,594	$5,580	$4,935	$4,177	$2,194	$2,823
Purchase commitments (2)	44,694	44,694	—	—	—	—	—
Other commitments (3)	17,288	3,907	8,731	3,001	942	707	—

Total	$83,285	$50,195	$14,311	$7,936	$5,119	$2,901	$2,823

(1)	Lease payments include common area maintenance (CAM) charges.
(2)	Purchase commitments represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of March 31, 2013. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

(3)	Other commitments consist primarily of commitments for software license fees of approximately $8.9 million and non-recurring engineering services of approximately $6.9 million.
(4)	Excludes approximately $30.5 million of liabilities for uncertain tax positions for which we cannot make a reasonably reliable estimate of the period of payment. See Note 11 in the accompanying notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
(5)	The expected timing of payments for the obligations discussed above is estimated based on current information. Timing of payment and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. Amounts disclosed as contingent or milestone based obligations depend on the achievement of the milestones or the occurrence of the contingent events and can vary significantly.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We do not believe our cash and cash equivalents are subject to significant interest rate risk due to their short terms to maturity. As of March 31, 2013, the carrying value of our cash and cash equivalents approximated fair value.

As of March 31, 2013, our investment portfolio consisted primarily of fixed income securities of approximately $0.5 million. We have the positive intent and ability to hold these securities to maturity. We did not hold any auction rate securities or direct investments in mortgage-backed securities as of March 31, 2013.

The fair market value of our investment portfolio is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of March 31, 2013, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows. However, if interest rates decreased and securities within our portfolio were re-invested in securities with lower interest rates, interest income would decrease in the future.

Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to generally be minimal. Currently, sales to customers and arrangements with third-party manufacturers provide for pricing and payment in U.S. dollars (USD), and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the USD relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the USD relative to other currencies could result in our suppliers raising their prices to continue doing business with us. We are also exposed to foreign exchange rate fluctuations for a portion of our expenses that are denominated in currencies other than the USD, primarily with respect to our operations in India and New Zealand, for which we do not maintain an active hedging program. As a result, fluctuations in foreign exchange rates have affected, and could continue to affect, our business and results of operations.

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

On February 26, 2013, we acquired Endace Limited (Endace) and, as a result, we have begun integrating the processes, systems and controls relating to Endace into our existing system of internal control over financial reporting in accordance with our integration plans. Except for the processes, systems and controls relating to the integration of Endace, there have not been any changes in our internal control over financial reporting during the third quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under Note 8 in the notes to the condensed consolidated financial statements under the caption “Litigation” included in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

We may fail to realize the anticipated benefits from our acquisition of Endace Limited, future acquisitions, and strategic investments.

The acquisition of Endace Limited (Endace) involves numerous risks and uncertainties, including, but not limited to:

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

Broadcom Corporation (Broadcom) filed a consolidated patent infringement suit against us during fiscal 2010. After a nearly three week trial that ended October 6, 2011, the jury reached a partial verdict involving two out of the six patents. The Court determined that one of the patents (U.S. Patent 7,058,150) [the ‘150 patent] had been infringed by us, and the jury rendered an advisory verdict on October 12, 2011 to the Court that it is not invalid, and awarded approximately $0.4 million in damages with respect to that patent. The jury reached a unanimous verdict of non-infringement on another patent relating to Emulex Fibre Channel switch products. A mistrial was declared concerning the remaining four patents for which no unanimous verdict was reached. On December 15, 2011, the Court issued judgments as a matter of law (JMOL) that the two patents, on which the jury had rendered advisory verdicts, were not invalid. On December 16, 2011 the Court issued an additional JMOL that one of the patents (U.S. Patent 7,471,691) [the‘691 patent] had been infringed by us. See Note 8, “Commitments and Contingencies,” in the accompanying notes to condensed consolidated financial statements under the caption “Litigation” in Part I, Item 1 of this Form 10-Q. Also see “We are dependent on sole source and limited source third party suppliers and EMS providers for our products” elsewhere in this Item 1A — Risk Factors.

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

•

Our customers may approach us and request or demand reimbursements of expenses incurred by them related to the requalification of our products, their obligations to Broadcom under licensing agreements related to appendices of the amended 2012 Permanent Injunction, or other amounts under the indemnification provisions of our supply agreements;

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

Ongoing lawsuits, such as the action brought by Broadcom, present inherent risks, including continuing expenses of litigation; risk of loss of patent rights and/or monetary damages; risk of injunction against the sale of products incorporating the technology in question, including substantial costs and difficulties in implementing design changes and the associated customer re-qualification thereof or maintaining favorable working relationships with our suppliers of SerDes modules; counterclaims, attorneys’ fees, potential liabilities to customers under reimbursement agreements or contractual indemnification provisions, and diversion of management’s attention from other business matters. Such lawsuits and the related risks thereof could have a material adverse effect on our business, financial condition, or results of operations.

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

Moreover, any unsolicited takeover proposal, proxy contest or actions by an activist investor may create uncertainty for our employees and this uncertainty may adversely affect our ability to retain key employees and to hire new talent. Any such takeover proposal, proxy contest or actions by an activist investor may also create uncertainty for our customers, suppliers and other business partners, which may cause them to terminate, or not to renew or enter into, arrangements with us. The uncertainty arising from unsolicited takeover proposals, proxy contests, or actions by an activist investor, and any related costly and time-consuming litigation may disrupt our business, which could result in an adverse effect on our operating results. Management and employee distraction related to any such takeover proposal, proxy contest or actions by an activist investor also may adversely impact our ability to optimally conduct our business and pursue our strategic objectives.

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

Our business is highly competitive.

The markets for our products are highly competitive and are characterized by rapid technological advances, price erosion, frequent new product introductions, and evolving industry standards. Our current and potential competition consists of major domestic and international companies, some of which have substantially greater financial, technical, marketing, and distribution resources than we have. We currently compete against QLogic Corporation (QLogic), Brocade Communications Systems, Inc. (Brocade) and PMC Sierra, Inc. (PMC Sierra) for our Fibre Channel (FC) products. For Ethernet products, we compete against the leading integrated circuits (IC) vendors including Intel Corporation (Intel), Broadcom, QLogic and Mellanox Technologies, LTD (Mellanox). Our competitors for combined Ethernet and FC products include Brocade and QLogic.

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

We rely almost exclusively on OEMs and sales through distribution channels for our revenue. For the three and nine months ended March 31, 2013, respectively, we derived approximately 86% and 89% of our net revenues from sales to OEM customers and approximately 12% and 10% from sales through distribution. Furthermore, as some of our sales through distribution channels consist of OEM products, OEM customers effectively generated approximately 90% and 93% of our revenue for the three and nine months ended March 31, 2013, respectively. Moreover, direct and indirect sales to our top five customers (including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties) accounted for approximately 79% and 82% of our net revenues for the three and nine months ended March 31, 2013, respectively. If we are unable to retain our current OEM and distributor customers, recruit additional or replacement customers, or timely collect amounts due from our customers, or if demand from our customers is reduced due to difficulties in their ability to acquire components or other products such as microprocessors, disk drives, switches and optical modules used in conjunction with our products or in the deployments of their products, our business, results of operations, and financial condition could be materially adversely affected.

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

For the three and nine months ended March 31, 2013, respectively, sales in Asia Pacific accounted for approximately 56% and 60% of our total net revenues, sales in the United States accounted for approximately 26% and 25% of our total net revenues, and sales in Europe, Middle East, Africa and the rest of the world accounted for approximately 18% and 15% of our total net revenues based on billed-to address. We expect that our sales will continue to increase outside of the United States as our customers are migrating towards using contract manufacturers located internationally, predominantly in Asia Pacific. However, because we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our sales based on billed-to address may not be reflective of the geographic mix of end-user demand or installations. Since the majority of our sales are currently denominated in U.S. dollars, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets.

In addition, as we continue to expand our international operations and with our recent acquisition of Endace, an increasing amount of our expenses are incurred in currencies other than U.S. dollars, including the India Rupee and New Zealand Dollar. Therefore, we are required from time to time to convert currencies to meet our expense obligations for such international operations.

Although we generally purchase our inventory in U.S. dollars, our suppliers also increasingly located outside of the U.S., and a significant portion of our products are produced at our EMS providers’ production facilities in China, Thailand, and New Zealand.

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

We utilize third-party EMS providers located inside and outside the United States to manufacture and test the majority of our products. These EMS providers also procure and manage most of the components used in our board and box level products. As a result of our reliance on third-party EMS providers, we may not be able to directly control product delivery schedules and the quality of our products which could have a material adverse effect on our business, results of operations, and financial condition. If our EMS providers are unable to respond in a timely fashion to changes in customer demand, we may be unable to produce enough products to respond to sudden increases in demand, resulting in lost revenues. Alternatively, in the case of order cancellations or decreases in demand, we may be liable for excess or obsolete inventory or cancellation charges resulting from contractual purchase commitments that we have with our EMS providers. We regularly provide rolling forecasts of our requirements to our EMS providers for planning purposes, pursuant to our agreements, a portion of which is binding upon us. Additionally, we are committed to accept delivery on the forecasted terms for a portion of the rolling forecast. Cancellations of orders or changes to the forecasts provided to any of our EMS providers may result in cancellation costs payable by us. In the past, we have been required to take delivery of materials from our EMS providers that were in excess of our requirements, and we have previously recognized charges and expenses related to such excess material. We expect that we will continue to incur such costs in the future.

We also purchase ASICs and field-programmable gate arrays (FPGAs) from sole source suppliers, including LSI Corporation, Marvell Technology Group Ltd., Intel Corporation, Renesas Electronics America Inc., Toshiba Corporation, Altera Corporation, and Xilinx Inc., who in turn rely on a limited number of suppliers and foundries to manufacture the ASICs and FPGAs. This creates risks in assuring the availability of such ASICs and FPGAs. While we have multiple ASIC suppliers, we sole source each of our ASICs and FPGAs, and we use the same supplier for more than one of our ASICs and FPGAs. The inability of the Company or our EMS providers to obtain these ASICs and FPGAs in sufficient quantities or in the desired time periods could delay the production and delivery of our products which, in turn, could result in lost revenue due to customer cancellations and have a material adverse effect on our business, results of operations, and financial condition.

The use of third party ASIC suppliers also creates risks relating to intellectual property controversies including the possible need to redesign ASICs provided by such ASIC component supplier in response to such controversies. For example, on September 14, 2009, Broadcom Corporation filed two separate patent infringement lawsuits against the Company in the U.S. District Court in the Central District of California that were subsequently amended and consolidated. The consolidated lawsuit includes claims related to the use of multiple lanes of phase interpolators, clock and data recovery (CDR) circuits and other circuitry used to deserialize signals in SerDes modules included within an ASIC supplied by third party ASIC suppliers. See Note 8 in the accompanying notes to condensed consolidated financial statements under the caption “Litigation” in Part I, Item 1 of this Form 10-Q. Also see “Third party claims of intellectual property infringement could adversely affect our business” elsewhere in this Item 1A — Risk Factors.

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

The stock market in general, and the stock prices of technology companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to continue to fluctuate in the future. For example, during calendar year 2012 through March 31, 2013, the closing sales price of our common stock ranged from a low of $6.03 per share to a high of $11.01 per share. Factors that could have a significant impact on the market price of our stock include, but are not limited to, the following:

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

We may not realize the full benefits of the New Zealand research and development grants.

We are entitled to reimbursement of certain New Zealand based research and development costs through various grant programs offered by the New Zealand government that were assumed as part of our acquisition of Endace. The receipt and amount of funds under these programs are subject to our satisfaction of certain terms and conditions. As of March 31, 2013, Endace has received an aggregate of approximately $4.3 million in credits to research and development expenses and approximately $1.4 million in credits related to capital expenditures pursuant to these grants. If we do not to satisfy the terms and conditions of any of these grant programs, expenses incurred in respect of the relevant research and development projects may not be approved for reimbursement, we may be required to return amounts previously paid to us under such grant programs, and further grants may not be available to us in the future.

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

While revenues related to such software activities recognized during the nine months ended March 31, 2013 have not been significant, any failure to successfully implement this new strategy could have an adverse effect on our results of operations in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In early August 2008, our Board of Directors authorized a plan to repurchase up to $100.0 million of our outstanding common stock. In April 2009, upon receipt of an unsolicited takeover proposal and related tender offer from Broadcom Corporation to acquire us, our Board of Directors elected to temporarily suspend any activity under the share repurchase plan. In light of Broadcom allowing its tender offer to expire on July 14, 2009, Emulex’s Board of Directors elected to reactivate the $100.0 million share repurchase plan effective July 15, 2009. Through March 31, 2013, the Company has repurchased approximately 9.0 million shares of its common stock for an aggregate purchase price of approximately $78.4 million at an average purchase price of $8.67 per share under this plan. We may repurchase additional shares under this plan from time-to-time in open market purchases or privately negotiated transactions. The share repurchases will be financed by available cash balances and cash from operations.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
December 31, 2012 — January 27, 2013	—	—	—	$21,619,430
January 28, 2013 — February 24, 2013	—	—	—	$21,619,430
February 25, 2013 — March 31, 2013	—	—	—	$21,619,430

Total	—	—	—	$21,619,430

Sales of Unregistered Securities

There were no sales of unregistered securities for the three months ended March 31, 2013.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit 3.3	Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 2, 2009).

Exhibit 3.4	Amended and Restated Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of Emulex Corporation, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 16, 2009.

Exhibit 10.1	Letter agreement, dated March 27, 2013, by and among Elliott Associates, L.P., Elliott International, L.P., Elliott International Capital Advisors Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-k filed on April 1, 2013)

Exhibit 10.2	Form Performance Cash Settled Unit Award Agreement under the Amended and Restated 2005 Equity Incentive Plan

Exhibit 10.3	Form Cash-Settled Restricted Stock Unit Award Agreement under the Amended and Restated 2005 Equity Incentive Plan

Exhibit 10.4	Form of Amended and Restated Appendix to Restricted Stock Award Agreement, Restricted Stock Unit Award Agreement, Non-Qualified Stock Option Agreement, Incentive Stock Option Agreement, Cash-Settled Restricted Stock Unit Award Agreement, and Performance Stock Unit Award Agreement for Change in Control Retention Plan Participants or Employees Covered by a Key Employee Retention Agreement under the Amended and Restated 2005 Equity Incentive Plan

Exhibit 10.5	Form of Amended and Restated Appendix to Restricted Stock Unit Award Agreement for Non-U.S. Grantees under the Amended and Restated 2005 Equity Incentive Plan

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1	Second Amended Permanent Injunction, dated July 18, 2012, relating to Broadcom Corporation v. Emulex Corporation and related counterclaims (public version as redacted at District Court).

Exhibit 99.2	Emulex Corporation Corporate Governance Guidelines, as Amended.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2013

EMULEX CORPORATION

By:	/s/ James M. McCluney
James M. McCluney
Chief Executive Officer

By:	/s/ Michael J. Rockenbach
Michael J. Rockenbach
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit 3.3	Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 2, 2009).

Exhibit 3.4	Amended and Restated Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of Emulex Corporation, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 16, 2009.

Exhibit 10.1	Letter agreement, dated March 27, 2013, by and among Elliott Associates, L.P., Elliott International, L.P., Elliott International Capital Advisors Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-k filed on April 1, 2013)

Exhibit 10.2	Form Performance Cash Settled Unit Award Agreement under the Amended and Restated 2005 Equity Incentive Plan

Exhibit 10.3	Form Cash-Settled Restricted Stock Unit Award Agreement under the Amended and Restated 2005 Equity Incentive Plan

Exhibit 10.4	Form of Amended and Restated Appendix to Restricted Stock Award Agreement, Restricted Stock Unit Award Agreement, Non-Qualified Stock Option Agreement, Incentive Stock Option Agreement, Cash-Settled Restricted Stock Unit Award Agreement, and Performance Stock Unit Award Agreement for Change in Control Retention Plan Participants or Employees Covered by a Key Employee Retention Agreement under the Amended and Restated 2005 Equity Incentive Plan

Exhibit 10.5	Form of Amended and Restated Appendix to Restricted Stock Unit Award Agreement for Non-U.S. Grantees under the Amended and Restated 2005 Equity Incentive Plan

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1	Second Amended Permanent Injunction, dated July 18, 2012, relating to Broadcom Corporation v. Emulex Corporation and related counterclaims (public version as redacted at District Court).

Exhibit 99.2	Emulex Corporation Corporate Governance Guidelines, as Amended.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.