Form 10-K
period 2013-06-30
EMULEX CORP /DE/
filed 2013-08-29
CIK 350917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on the New York Stock Exchange on December 28, 2012, which was the last trading day of the second quarter of fiscal 2013, of $7.09 was $631,918,350.

As of August 20, 2013, the registrant had 91,406,722 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2013 Annual Meeting of Stockholders expected to be held on November 21, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Actual future results could differ materially from those described in the forward-looking statements as a result of a variety of factors, including those discussed in the section entitled “Risk Factors” in Part I, Item 1A, “Legal Proceedings” in Part I, Item 3, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K included elsewhere herein. We expressly disclaim any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances. We wish to caution readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These factors include the possibility that we may not realize the anticipated benefits from the acquisition of Endace on a timely basis or at all, and may be unable to integrate the technology, operations and personnel of Endace into our existing operations in a timely and efficient manner. In addition, intellectual property claims, with or without merit, could result in costly litigation, cause product shipment delays, require us to indemnify customers, or require us to enter into royalty or licensing agreements, which may or may not be available. Furthermore, we have in the past obtained, and may be required in the future to obtain, licenses of technology owned by other parties. We cannot be certain that the necessary licenses will be available or that they will be obtainable on commercially reasonable terms. If we were to fail to obtain such royalty or licensing agreements in a timely manner and on reasonable terms, our business, results of operations and financial condition could be materially adversely affected. Ongoing lawsuits, such as the action brought by Broadcom Corporation (Broadcom) described elsewhere in this Annual Report on Form 10-K, present inherent risks, any of which could have a material adverse effect on our business, financial condition, or results of operations. Such potential risks include continuing expenses of litigation, loss of patent rights, monetary damages, injunctions against the sale of products incorporating the technology in question, counterclaims, attorneys’ fees, incremental costs associated with product or component redesigns, liabilities to customers under reimbursement agreements or contractual indemnification provisions, and diversion of management’s attention from other business matters. With respect to the continuing Broadcom litigation, such potential risks also include the adequacy of any sunset period to make design changes, the ability to implement any design changes, the availability of customer resources to complete any re-qualification or re-testing that may be needed, the ability to maintain favorable working relationships with Emulex suppliers of serializer/deserializer (SerDes) modules, and the ability to obtain a settlement which does not put us at a competitive disadvantage. In addition, the fact that the economy generally, and the technology and storage market segments specifically, have been in a state of uncertainty makes it difficult to determine if past experience is a good guide to the future and makes it impossible to determine if markets will grow or shrink in the short term. Continued weakness in domestic and worldwide macroeconomic conditions and disruptions in world credit and equity markets and the resulting economic uncertainty for our customers, as well as the storage and converged networking market as a whole, has and could continue to adversely affect our revenues and results of operations. As a result of these uncertainties, we are unable to predict our future results with any accuracy. Other factors affecting these forward-looking statements include but are not limited to the following: the effect of any actual or potential unsolicited offers to acquire us, proxy fights or the actions of activist stockholders; faster than anticipated declines in the storage networking market, slower than expected growth of the converged networking market or the failure of our Original Equipment Manufacturer (OEM) customers to successfully incorporate our products into their systems; our dependence on a limited number of customers and the effects of the loss of, decrease in or delays of orders by any such customers, or the failure of such customers to make timely payments; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of our products or our OEM customers’ new or enhanced products; costs associated with entry into new areas of the network server, storage and performance management technology markets; the variability in the level of our backlog and the variable and seasonal procurement patterns of our customers; any inadequacy of our intellectual property protection and the costs of actual or potential third-party claims of infringement and any related indemnity obligations or adverse judgments; impairment charges, including but not limited to goodwill and intangible assets; changes in tax rates or legislation; the effects of acquisitions; the effects of terrorist activities; natural disasters, and any resulting disruption in our supply chain or customer purchasing patterns or any other resulting economic or political instability; the highly competitive nature of the markets for our products as well as pricing pressures that may result from such competitive conditions; the effect of rapid migration of customers towards newer, lower cost product platforms; transitions from board or box level to application specific integrated circuit (ASIC) solutions for selected applications; a shift in unit product mix from higher-end to lower-end or mezzanine card products; a faster than anticipated decrease in the average unit selling prices or an increase in the manufactured cost of our products; delays in product development; our reliance on third-party suppliers and subcontractors for components and assembly; our ability to attract and retain key technical personnel; our ability to benefit from our research and development activities or governmental grants related thereto; our dependence on international sales and internationally produced products; changes in accounting standards; and any resulting regulatory changes on our business. These and other factors could cause actual results to differ materially from those in the forward-looking statements and are discussed elsewhere in this Annual Report on Form 10-K, in our other filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

PART I

All references contained in this Annual Report on Form 10-K to years refer to our fiscal years ended June 30, 2013, July 1, 2012, and July 3, 2011, as applicable, unless the calendar year is specified. References to “Emulex,” the “Company,” the “Registrant,” “we,” “our” and “us,” refer to Emulex Corporation and its subsidiaries.

Item 1.	Business.

Introduction and Company History

Emulex is a leader of network connectivity, monitoring and management products, providing solutions for global networks that support enterprise, cloud, government and telecommunications. Emulex’s products enable industry leading end-to-end application visibility, optimization and acceleration in the data center. Our portfolio of input/output (I/O) connectivity offerings, including the line of ultra high-performance Ethernet and Fibre Channel-based connectivity products, have been designed into server and storage solutions from leading Original Equipment Manufacturers (OEMs), including Cisco Systems, Inc. (Cisco), Dell Inc. (Dell), EMC Corporation (EMC), Fujitsu Ltd. (Fujitsu), Hewlett-Packard Company (Hewlett-Packard), Hitachi Data Systems (HDS), Huawei Technologies Company Ltd. (Huawei), International Business Machines Corporation (IBM), Network Appliance, Inc. (NetApp) and Oracle Corporation (Oracle), and can be found in the data centers of nearly all of the Fortune 1000. Our monitoring and management solutions, including our portfolio of network visibility and recording products, provide organizations with complete network performance management at speeds up to 100 gigabit (Gb) Ethernet.

Emulex, a Delaware corporation, completed our initial public offering in 1981 and additional public offerings of our common stock in 1983 and 1989. Emulex’s common stock trades on the New York Stock Exchange (NYSE) under symbol ELX.

Emulex’s corporate headquarters are located at 3333 Susan Street, Costa Mesa, California 92626, and our telephone number is (714) 662-5600. Our Internet address is www.emulex.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information about the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The website of the SEC is www.sec.gov.

Market Segments

Fibre Channel (FC)

Beginning in the late 1990s, FC emerged as the first storage networking technology to be widely adopted by the world’s leading server and storage systems manufacturers and is now available in 2, 4, 8 and 16 gigabit per second (Gb/s) FC solutions. FC is the primary I/O connectivity for transaction intensive applications like email, databases and highly virtualized environments that require high throughput and low latency. Its advanced capabilities enabled new architectures such as Storage Area Networks (SANs) which connect multiple host computers to one or more storage arrays. A SAN essentially transforms dedicated servers and storage devices into network resources, greatly improving the performance and scalability beyond the capabilities of direct attached enterprise storage. By providing shared server access, the cost of expensive enterprise servers and storage can be spread across entire organizations. SANs are deployed to support a wide range of applications such as Local Area Network (LAN) free and serverless back up, storage virtualization and disaster recovery.

Typical deployments of FC include enterprise-class disk, storage virtualization, data protection and archiving solutions. An emerging segment for FC deployments is solid state disk (SSD) and flash storage, for application performance and performance acceleration of databases, and data warehouses, with improved throughput and application response time. Emulex has developed strong partnerships for joint flash/SSD-based solutions with EMC Corporation and Fusion-io, Inc. Additionally, FC has been deployed within storage arrays to provide internal connectivity for disk drives, enabling enhanced performance and greater scalability.

Network Attached Storage (NAS)

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

Internet Protocol (IP)

The IP suite is the set of communications protocols used for the Internet and similar networks, and generally the most popular protocol stack for Wide Area Networks (WANs). It is commonly known as Transmission Control Protocol over Internet Protocol (TCP/IP), because of its most important protocols: TCP and IP, which were the first networking protocols defined in this standard. TCP/IP provides end-to-end connectivity specifying how data should be formatted, addressed, transmitted, routed and received at the destination. It has four abstraction layers, each with its own protocols. From lowest to highest, the layers include: the link layer (commonly Ethernet), which contains communication technologies for a local network; the Internet layer (IP) which connects local networks, thus establishing internetworking; the transport layer (TCP) handles host-to-host communication; and the application layer contains all protocols for specific data communications services on a process-to-process level (for example, how a web browser communicates with a web server). The TCP/IP model and related protocols are maintained by the Internet Engineering Task Force (IETF).

Internet Small Computer System Interface (iSCSI)

The iSCSI protocol, ratified by the IETF in 2003, brought SANs within the reach of small and mid-sized businesses. The protocol encapsulates native Small Computer System Interface (SCSI) commands using TCP/IP and transmits the packets over the Ethernet network infrastructure. The range of iSCSI connectivity solutions spans simple Ethernet NICs that are commonly used for Ethernet LAN applications, up to high performance 10Gb Ethernet (10GbE) NICs that offer full protocol processing offload from the host computer. The emergence of 10GbE addresses the bandwidth and latency issues of 1GbE and is laying the foundation for greater adoption of network convergence in the data center. As Ethernet speeds further increase to 40Gb/s and 100Gb/s, we expect such convergence to become more widespread.

Fibre Channel Over Ethernet (FCoE)

There are two key standards in the FCoE Converged Network Adapter (CNA) market that have been developed by the International Committee for Information Technology Standards (INCITS) T11.3 working group. One is for host-based CNAs and the other is for 10GbE networking. A complementary standard, Data Center Bridging (DCB), which covers multi-hop switching (IEEE 802.1Qaz) has also been developed. FCoE combines the efficiency and enterprise hardened features of the FC protocol with the ubiquity of an Ethernet network, while leveraging the robust storage management software and tools available with FC. FCoE transports native FC frames over a “no drop” or lossless Ethernet infrastructure, allowing existing FC SAN management tools, skills, and processes to remain intact. It allows an evolutionary approach toward I/O consolidation by preserving all FC constructs, maintaining the same latency, security, and traffic management attributes of FC while preserving investments in FC drivers, tools, training, and SANs. The main value proposition of FCoE is the ability to streamline server connectivity using lossless Ethernet while protecting the substantial investments made in FC SANs during the past 15 years.

Remote Direct Memory Access (RDMA) over Converged Ethernet (RoCE)

RoCE is a network protocol that allows remote direct memory access over an Ethernet network. RoCE is a link layer protocol and hence allows communication between any two hosts in the same Ethernet broadcast domain. The RoCE protocol benefits from the characteristics of a converged Ethernet networks, the protocol can also be used on a traditional or non-converged Ethernet network. High performance network applications, including high frequency trading, networked storage or cluster computing need a network infrastructure with a high bandwidth and low latency. The advantages of RDMA are lower latency, lower CPU load and higher bandwidth.

Data Packet Capture (DPC)

The ability to respond efficiently to network problems and establish the true root cause of service-affecting issues is critical for large organizations that depend on their network for business continuity. There is an ever-increasing demand from enterprise and wireless carriers for better application performance and zero network downtime. In addition, real-time data, social networks, video, virtualization, cloud, and Voice over IP (VoIP) are all raising network throughput for both enterprises and carriers. As a result, traditional software tools used for security, network and application performance visibility are being challenged. DPC technology acquires data packets that are crossing or moving over a specific computer network, enabling IT teams to accurately capture, record, index and search on captured traffic, enabling them to use their existing analysis tools and techniques to analyze captured network traffic. With 10Gb Ethernet becoming the industry standard for data-center network connectivity, specialized hardware-based DPC technology is now required in order to accurately acquire packet data from the network for the purpose of monitoring performance, troubleshooting issues and analyzing information. As network speeds continue to increase beyond 10Gbp/s, inaccuracies caused in the event of packet loss will be further accentuated. As a result, organizations are making investments in hardware-based data packet capture technology, the key enabler for the growing Network Recording Market (NRM).

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

Our Products

We are a leading designer, developer and supplier of ultra high-performance Ethernet and Fibre Channel-based connectivity products which have been designed into server and storage solutions from leading OEMs. Emulex’s monitoring and management solutions, including our portfolio of network visibility and recording products, provide organizations with complete network performance management at speeds up to 100Gb Ethernet (100GbE). In fiscal 2004, the acquisition of Vixel Corporation (Vixel) enabled us to enter the embedded storage market. In fiscal 2006, the acquisition of Aarohi Communications, Inc. (Aarohi) facilitated the addition of intelligent data center infrastructure products, such as our CNAs. In fiscal 2007, we broadened our embedded footprint adding embedded storage bridges with the acquisition of Sierra Logic, Inc. (Sierra Logic). In fiscal 2009, we entered into a multi-year partnership (including a multi-year joint development and supply agreement) with ServerEngines Corporation (ServerEngines) to deliver converged networking solutions. In fiscal 2011, we acquired ServerEngines. The combination of Emulex and ServerEngines’ technology created a unique offering that delivers a foundation for converged networking solutions, including adapter, LAN on Motherboard (LOM) and iBMC solutions. In fiscal 2013, we acquired Endace Limited (Endace), a leading supplier of network visibility infrastructure products.

Leveraging our expertise and experience in networking and I/O technology, we have approached the storage market opportunity with a networking perspective to maximize the performance and management capabilities of our solutions. We believe the performance of our products is among the highest in the industry. Furthermore, our products support high performance connectivity features to enhance data integrity. Lastly, our products offer investment protection for our OEM customers, who often develop specialized software to interface with our adapters, as we have maintained a stable application programming interface (API) since our first generation of Host Bus Adapters (HBAs) was introduced in 1996. More recently, we have expanded the functionality in our products to deliver high availability and remote centralized management that may be embedded in OEM and independent software vendors (ISV) SAN management products.

We are a world leader in network visibility and network recording and our hardware-based systems are trusted by large organizations all over the world to measure, monitor, analyze, protect and troubleshoot some of the fastest and most complex networks on earth. Our business is built on developing tools that provide organizations with 100% accurate visibility and history, from the basic physical connections right through to the software applications that use the network. Our solutions utilize two basic technologies, instrumentation and analysis (Endace probes and Endace Vision), and 100% packet capture hardware (DAG Technologies). This broad capability provides analysis that can not only drive faster resolution of performance problems, but also establish proactive methods to prevent problems from occurring in the future. As 10GbE networking has become the norm rather than the exception and the volume of traffic being moved around corporate networks has exploded, organizations have effectively become wholly dependent on their networks. Network performance monitoring will play an increasingly important role with the increased adaption of 10GbE. The combination of Emulex networking and I/O technology and Endace visibility products provides this functionality with 100% accuracy at speeds up to 100 Gb/s. With the move to 10GbE and 40GbE, the market for network performance monitoring will become more relevant.

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

Networking Segment

Networking Connectivity Products

NCP includes industry standard Fibre Channel and Ethernet-based solutions that provide server I/O and target storage array connectivity to create networks for mission-critical enterprise and cloud data centers. These products enable servers to reliably and efficiently connect to LANs, SANs, and NAS by offloading data communication processing tasks from the server as information is delivered and sent to the network. Our NCP use industry standard protocols including Fibre Channel Protocol (FCP), IP, TCP/IP, iSCSI, FCoE, overlay networking standards including Network Virtualization using Generic Routing Encapsulation (NVGRE) and Virtual Extensible Local Area Network (VXLAN), and RoCE. RoCE is a network protocol that allows RDMA over an Ethernet network. RoCE is a link layer protocol and allows communication between any two computers in the same Ethernet broadcast domain. RoCE brings many of the same low-latency capabilities typically associated with InfiniBand (IB) to Ethernet networks. NVGRE and VXLAN support overlay networks, which is a computer network which is built on the top of another network. Our Ethernet-based products include OneConnect® Universal Converged Network Adapters (UCNAs) and Local Area Network on Motherboard (LOM) application specific integrated circuits, and custom form factor solutions for OEM blade servers that enable high performance, scalable networks and convergence. The OneConnect® UCNA is a multi-function adapter that provides server connectivity for network and storage traffic and is designed to address the key challenges of evolving data center networks and improve the overall efficiency of data center operations. Unlike first generation CNAs that only provide FCoE convergence, the OneConnect® UCNA provides optimized performance for all protocols (TCP/IP, FCoE, and, iSCSI) enabling one card for all applications and all leading server architectures to allow data center managers to consolidate multiple 1GbE links on to a single 10GbE link. The use of multiple protocol accelerators/offload engines allows the OneConnect® UCNAs to deliver maximum performance, regardless of the mix of protocol traffic. This diverse applicability of the OneConnect® UCNA simplifies server hardware configurations and reduces server sprawl in the data center.

Our Emulex OneConnect® 10GbE Network Xceleration™ solutions are designed for enterprise applications with ultra-low latency, superior message rate or packet pacing requirements, such as financial/high frequency trading (HFT) network analytics (security, financial, and network optimization) and video content delivery (Video on Demand, Peer-to-Peer IPTV), and leverage kernel bypass operations that reduce latency and transaction times.

Our FC based products include LightPulse® HBAs, FC application specific integrated circuits (ASICs), and custom -form factor solutions for OEM blade servers. Our LightPulse® FC HBAs connect host computers to a FC network. Our adapters support a wide range of operating systems and host computer system interfaces, including Peripheral Component Interconnect (PCI) and PCI Express-based platforms. Our FC HBA offerings include single, dual, and quad port adapters at throughput speeds of 2, 4, 8 and 16Gb/s FC for use in enterprise data centers. The LightPulse HBAs are based on the Emulex EngineTM (XE) 201 I/O Controller technology, which is a multi-fabric product, capable of both Fibre Channel and Ethernet-based connectivity. The XE201 enables the ability to choose a combination of up to four ports of native 8GFC and 16GFC, or 10GbE and 40GbE for the ultimate in design flexibility.

Storage Connectivity Products

SCP includes our InSpeed® switch-on-a-chip (SOC) and back-end connectivity, bridge, and router products. SCP is deployed inside storage arrays, tape libraries, and other storage appliances, and connects storage controllers to storage capacity, delivering improved performance, reliability, and connectivity. SCP uses industry standard protocols including FC, SAS, and SATA, and support the broadest range of HDD and Solid Stated Drives (SSD) technologies. In recent years, we have significantly reduced our engineering investment in new SCP products to focus on other areas of the overall networking and storage market including Ethernet and FCoE technologies. As a result, we expect that revenues for this product line will continue to decrease as a percentage of overall revenues in the future.

Advanced Technology and Other Products

ATP primarily consists of our Pilot™ Integrated Baseboard Management Controllers (iBMCs), certain legacy products and other products and services.

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

Visibility Segment

Network Visibility Products

NVP consists entirely of the recently acquired Endace® family of visibility and recording infrastructure products that address NRM for high speed networks. The EndaceProbe™ Intelligent Network Recorder (INR) captures, indexes and stores network traffic history in order to help organizations troubleshoot problems and respond to network security breaches. EndaceVision™ is a browser-based network traffic search engine that provides users with a unique ‘window’ into high speed networks. Through EndaceVision™, users can search and receive packets of interest from anywhere across a globally distributed network of Endace Systems through a single, browser-based user interface. The open application hosting platforms, also known as ODE systems, are designed specifically to host packet-processing applications in managed data center environments. These flexible and scalable systems are used extensively by organizations that demand the very highest levels of packet capture accuracy and processing performance for their hosting platforms. EndaceAccess™ head-end systems give organizations access to 40GbE and 100GbE network segments that they need to measure, monitor and protect their networks with industry standard 10 Gp/s capable monitoring and security tools.

Endace NetFlow Generators are designed specifically to offload the work from network elements and deliver 100% accurate NetFlow in the right format to the tools that need to consume it.

Underpinning all of the Endace family of network visibility and recording products are the Data Acquisition and Generation (DAG) network capture cards that are integrated into the EndaceProbe™ appliances and sold as stand-alone components for use in a wide range of monitoring and security systems. We believe Endace DAG cards have established a reputation for being among the most accurate, reliable and best performing PCI-based packet capture cards available.

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

We have received third party claims of intellectual property infringement in the past and are currently involved in litigation related to certain patent infringement claims. Furthermore, there can be no assurance that we will not receive additional claims of intellectual property infringement from competitors or other third parties in the future. Such litigation may result in substantial costs and diversion of resources, and may result in an injunction against the sale or distribution of our products incorporating the underlying intellectual property or require the licensing of such intellectual property from the third party initiating the lawsuit, all of which could have a material adverse effect on our business, financial condition and results of operations. See Note 9 in the accompanying notes to consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information on our current intellectual property litigation. Also see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for additional discussion of our intellectual property risks.

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

We maintain several design centers throughout the United States and abroad including California, Texas, Massachusetts, New Zealand and India. At June 30, 2013, we employed 788 engineers, other technicians, and support personnel engaged in the development of new products and the improvement of existing products. Engineering and development expenses were approximately $168.4 million, $163.6 million, and $170.8 million in fiscal 2013, fiscal 2012, and fiscal 2011, respectively.

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

During fiscal 2013, most of our revenues were derived from a mix of connectivity products based largely on Fibre Channel and Ethernet technologies sold to OEMs and through distribution channels. Our significant OEM customers include the world’s leading server and storage providers, including Cisco Systems, Inc. (Cisco), Dell Inc. (Dell), EMC Corporation (EMC), Fujitsu Ltd. (Fujitsu), Hewlett-Packard Company (Hewlett-Packard), Hitachi Limited (Hitachi), Huawei Technologies Company Ltd. (Huawei), Intel Corporation (Intel), International Business Machines Corporation (IBM), NEC Corporation (NEC), Network Appliance Inc. (NetApp), Oracle Corporation (Oracle), and Xyratex Ltd. (Xyratex). Our significant distribution partners include ASI Computer Technologies, Inc. (ASI), Avnet, Inc. (Avnet), British Telecom (BT), Digital China Technology Limited, Info X Distribution, LLC (Info X), Ingram Micro Inc. (Ingram Micro), Macnica Networks Corporation (Macnica), Netmarks Inc. (Netmarks), SYNNEX Corporation (SYNNEX), Tech Data Corporation (Tech Data), and Tokyo Electron Device Ltd. (TED). The market for networking infrastructure solutions is concentrated among large OEMs, and as such, a significant portion of our revenues are generated from sales to a limited number of customers.

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

Concentration of Customers, Revenue by Operating Segments, Product Families and Geographic Area

See Note 12, “Operating Segments and Revenue by Product Families, Geographic Area and Significant Customers,” in the accompanying notes to consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for information regarding concentration of our customers as well as information regarding our revenue by operating segments, product family and geographic area. Also see “Risk Factors” contained within Part I, Item 1A of this Annual Report on Form 10-K for a discussion of the risks associated with the concentration of our customers, as well as the risks associated with our revenue by operating segments, product family and geographic area.

Competition

The market for our products remains intensely competitive and is characterized by frequent new product introductions, rapid technological change, changing customer preferences, evolving technology, and industry standards.

We believe the competitive factors for our Network Connectivity Products include price/performance, interoperability, reliability, scalability, silicon integration, technical support, time to market, product roadmap, and the extent of the installed base. We believe that we compete favorably with respect to these factors. Some of our other competitive advantages include our robust time-proven FC drivers, our single chip multi-protocol architecture, our workforce of highly experienced researchers and designers, and our intellectual property. While we believe we have historically had a competitive strength in the alliances we have built with OEM distribution channels, the growth of white box manufacturers and web giants has shifted server market share away from OEMs and enterprise end-users in recent years.

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

We believe that the principal basis of competition for our Network Visibility Products includes Napatech and SolarFlare for the DAG technology. Our primary competitors for network recording systems (EndaceProbe™ and Endace Vision™) include NetScout, Solera Networks, Riverbed, Niksun, Network Instruments and Fluke Networks.

Manufacturing and Suppliers

Our products include board level assemblies that consist primarily of electronic component parts assembled on printed circuit boards (PCBs) and system level products consisting of board level assemblies, cables, and power sources contained within an enclosure. Most component parts can be purchased from two or more sources. However, some key components that we use in our products (including our ASICs) may only be available from single sources with which we may not have contracts. In addition, we design ASICs that are embedded in our assembled products and are also sold directly to OEM customers. These ASICs are typically sole-sourced and manufactured by third party semiconductor foundries. The majority of our ASICs are manufactured under the direction of LSI, using a variety of qualified semiconductor, assembly, and test suppliers. We also purchase ASICs from Marvell, Intel Corporation, Renesas Electronics America Inc., and Toshiba Corporation. In addition to hardware, we design software and firmware, which are provided as embedded programs within our hardware products.

The Company utilizes third party electronic manufacturing service (EMS) providers for the manufacturing and assembling of the majority of our products. The assembly operations required by our products are typical of the electronics industry, and no unusual methods, procedures or equipment are required. The sophisticated nature of the products, in most cases, requires extensive testing by specialized test devices operated by skilled personnel. Our providers perform this testing. However, we also maintain an internal test-engineering group for continuing support of test operations. As of June 30, 2013, we had a total of 83 regular full time manufacturing employees.

During fiscal 2013, Benchmark Electronics, Inc. (Benchmark) manufactured for us at their facilities in Ayudhaya and Korat, Thailand, Flextronics Telecom Systems, LTD. (Flextronics) manufactured for us at their facility in Zhuhai, China, GPC Electronics manufactured for us at their facility in Christchurch, New Zealand, UNICOM Engineering, Inc. (formerly NEI) manufactured for us at their facility in Canton, Massachusetts and Venture Corporation Limited (Venture) manufactured for us at their facility in Jahor-Bahru, Malaysia. Through our continuing strategic relationships with our EMS suppliers, we believe we have a strong global manufacturing operation that supports our growing global customer base and provides us with increased supply chain efficiency, flexibility, and security.

Employees

As of June 30, 2013, we employed 1,264 employees as follows: 788 in engineering and development, 227 in selling and marketing, 166 in general and administrative, and 83 in manufacturing. Other than the employee in our Brazil office, none of our employees are represented by a labor union, and we believe our employee relations are good.

Item 1A.	Risk Factors.

We may fail to realize the anticipated benefits from our acquisition of Endace Limited, future acquisitions, and strategic investments.

The acquisition of Endace Limited (Endace) involves numerous risks and uncertainties that could have a material adverse effect on our business and operating results or cause expectations to be inaccurate with respect to our Visibility operating segment, or our consolidated operations. Our future performance will depend in part on our ability to realize the anticipated benefits from acquisitions and strategic investments, including Endace and whether we can successfully integrate, operate or partner these businesses with our existing operations in an effective and efficient manner. Integrating our operations with acquired businesses is a complex, time-consuming and expensive process and involves a number of risks and uncertainties. In addition, in order to position ourselves to take advantage of growth opportunities, we have made, and may continue to make, other strategic acquisitions that involve significant risks and uncertainties. The risks and uncertainties relating to acquisitions and/or strategic investments include, but are not limited to:

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

On occasion, we receive communications from third parties alleging patent infringement, and there is always the chance that third parties may assert infringement claims against us. We are entering technology markets where we have not participated before, where there are entrenched incumbents, and where our entrance into the market is disruptive and may cause such incumbents to assert infringement claims in order to deter our competition. Any such claims, with or without merit, could result in costly litigation, cause product shipment delays, result in temporary restraining orders or injunctions concerning the sale of products in certain countries, require the redesign of products to design around asserted claims, require us to indemnify or reimburse our customers, or require us to enter into royalty or licensing agreements, which may or may not be available on commercially reasonable terms. Any such claims, with or without merit, may also cause customers to be deterred from purchasing products from us. We have obtained contractual commitments from our suppliers concerning the defense and indemnification of claims relating to certain technology provided by such suppliers, but we cannot be certain that such defense and indemnification obligations will be honored by such suppliers. Furthermore, we have in the past obtained, and may be required in the future to obtain, licenses of technology owned by other parties. We cannot be certain that the necessary licenses will be available or that they can be obtained on commercially reasonable terms. We have participated in technology standardization activities which provide for licenses being available on reasonable and non-discriminatory terms, but we cannot be certain that such licenses will actually and promptly be made available to us. If we were to fail to obtain such royalty or licensing agreements in a timely manner and on reasonable terms, our business, results of operations, and financial condition could be materially adversely affected.

Broadcom Corporation (Broadcom) filed a consolidated patent infringement suit against us during fiscal 2010. After a nearly three week trial that ended October 6, 2011, the jury reached a partial verdict involving two out of the six patents. The Court determined that one of the patents (U.S. Patent 7,058,150) [the ‘150 patent] had been infringed by us, and the jury rendered an advisory verdict on October 12, 2011 to the Court that it is not invalid, and awarded approximately $0.4 million in damages with respect to that patent. The jury reached a unanimous verdict of non-infringement on another patent relating to Emulex Fibre Channel switch products. A mistrial was declared concerning the remaining four patents for which no unanimous verdict was reached. On December 15, 2011, the Court issued judgments as a matter of law (JMOL) that the two patents, on which the jury had rendered advisory verdicts were not invalid. On December 16, 2011 the Court issued an additional JMOL that one of the patents (U.S. Patent 7,471,691) [the‘691 patent] had been infringed by us.

See Note 9, “Commitments and Contingencies,” in the notes to the consolidated financial statements under the caption “Litigation” in Part IV, Item 15(a) of this Annual Report on Form 10-K. Also see “We are dependent on sole source and limited source third party suppliers and EMS providers for our products” elsewhere in this Item 1A — Risk Factors.

Specific risks related to the on-going Broadcom infringement litigation and Settlement Agreement include:

•

Design changes (sometimes referred to as design-arounds) that may be used as alternatives for the patents for which there have been findings of infringement or for which infringement may be found, may present unforeseen technical problems for implementation, result in significant internal design costs, as well as third party non-recurring engineering costs, or may not adequately address infringement findings;

•	Total costs related to our product redesign activities may exceed our current expectations;

•

Our suppliers, on whom we rely for SerDes changes for chip spins, may require more time than what is available under any sunset periods to complete redesigns which would restrict our ability to continue to sell products after the expiration of the sunset periods until redesigned products are available;

•

Any sunset periods may not be long enough to permit us, our suppliers, our OEM customers and end users to implement, test, qualify, and certify replacement products containing design changes that eliminate the patent infringement;

•

There may be technical resource and equipment availability shortages impeding our ASIC component suppliers from completing chip spins, and our OEM customers and end users from completing testing of redesigned products;

•	Our sales and support for products sold outside the United States may be affected by injunction, although such sales were previously found to be outside the scope of the suit;

•

Our continuing support and sales for products previously provided to customers and end users may be affected by injunction, although technical support is not prohibited by the 2012 Permanent Injunction for products subject to the jury verdict award of damages, or permitted under the sunset period;

•	The 2012 Permanent Injunction may cause our customers to exclude us from new product opportunities;

•

Our customers may approach us and request or demand reimbursements of expenses incurred by them related to the requalification of our products, their obligations to Broadcom under licensing agreements related to appendices of the amended 2012 Permanent Injunction, or other amounts under the indemnification provisions of our supply agreements;

•	Royalties or other payments associated with the 2012 Permanent Injunction may make our costs too high to meet market pricing requirements set by our customers;

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

•	Broadcom may not assert the patents against our competitors, thus leaving us with a competitive disadvantage relative to future business that may not be borne by our competitors;

•	Broadcom may be unwilling to settle the remaining lawsuit with us, beyond the July 3, 2012 Settlement Agreement, for strategic or tactical reasons that we are unable to determine;

•	A settlement beyond the July 3, 2012 Settlement Agreement may never be reached, and a permanent injunction may be issued and remain in place for the life of the patents in the lawsuit;

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

•

Our supply to customers in the United States may continue to be disrupted by the 2012 Permanent Injunction affecting our Ethernet based products that include our BE2 or BE3 chips (collectively referred to as the affected products);

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

The demand for our network, server, storage and performance management products has been driven by the demand for high performance networking products and solutions that support enterprise computing applications, including on-line transaction processing, data mining, data warehousing, multimedia, networking and monitoring and internet applications. The current weakness in domestic and worldwide economic conditions and related disruptions in world credit and equity markets, as well as the European debt crisis, have resulted in a global downturn in spending on information technology. If the continuing weakness and uncertainty in the global economy result in significant reductions in the demand for our products, solutions, and applications, it will adversely affect our business, results of operations, and financial condition in the near term and possibly beyond. The adverse effects of any sustained reductions in information technology spending on our operating results may be exacerbated by our research and development investments, strategic investments and merger and acquisition activity, as well as customer service and support, which we may need to continue despite any such reductions in demand.

Our business is highly competitive.

The markets for our products are highly competitive and are characterized by rapid technological advances, price erosion, frequent new product introductions, and evolving industry standards. Our current and potential competition consists of major domestic and international companies, some of which have substantially greater financial, technical, marketing, and distribution resources than we have. We currently compete against QLogic, Brocade and PMC Sierra, for our Fibre Channel (FC) products. For Ethernet products, we compete against the leading integrated circuits (IC) vendors including Intel, Broadcom, QLogic and Mellanox. Our competitors for combined Ethernet and FC products include Brocade and QLogic. For our visibility and recording infrastructure products, we compete against Napatech, SolarFlare, NetScout, Solera Networks, EMC NetWitness, Riverbed, Niksun, Network Instruments, WildPackets and Fluke Networks.

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

The size of our potential market is largely dependent on the overall demand for network server, storage and performance management products and in particular, upon the broadening acceptance of our converged network technologies. We believe that our investment in multi-protocol solutions that address the high performance needs of the converged networking market provides the greatest opportunity for our future revenue growth and profitability. However, the market for converged networking products may not gain broader acceptance and customers may choose alternative technologies that we are not investing in, or products supplied by other companies. Interest continues for other storage networking technologies such as Internet Small Computer Systems Interface (iSCSI), which may satisfy some Input/Output (I/O) connectivity requirements through standard Ethernet adapters and software at little or no incremental cost to end users. These software only iSCSI solutions compete with our Network Connectivity Products, particularly in the low end of the market. We have also launched Converged Network Adapters (CNAs) using Fibre Channel over Ethernet (FCoE) or iSCSI protocols which may be used by the same customers impacting our network product revenues more than we anticipate.

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

We rely almost exclusively on OEMs and sales through distribution channels for our revenue. For the fiscal year ended June 30, 2013, we derived approximately 88% of our net revenues from sales to OEM customers and approximately 11% from sales through distribution. Furthermore, as some of our sales through distribution channels consist of OEM products, OEM customers effectively generated approximately 92% of our revenue for the fiscal year ended June 30, 2013. Moreover, direct and indirect sales to our top five customers (including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties) accounted for approximately 81% of our net revenues for the fiscal year ended June 30, 2013. If we are unable to retain our current OEM and distributor customers, recruit additional or replacement customers, or timely collect amounts due from our customers, or if demand from our customers is reduced due to difficulties in their ability to acquire components or other products such as microprocessors, disk drives, switches and optical modules used in conjunction with our products or in the deployments of their products, our business, results of operations, and financial condition could be materially adversely affected.

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

•

Timing and market acceptance of new or enhanced product introductions, including the next generation of server platforms based on the Intel® XEON® CPUs and chipsets used by us, our OEM customers or competitors;

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

The markets for our products are characterized by rapidly changing technology, evolving industry standards, and the frequent introduction of new products and enhancements. Our future success depends in large part on our ability to enhance our existing products and to introduce new products on a timely basis to meet changes in customer preferences and evolving industry standards. Currently, new and proposed technologies such as 32 Gb/s Fibre Channel solutions; FCoE; 40GbE and 100GbE solutions; Remote Direct Memory Access (RDMA) over Converged Ethernet (RoCE) and low latency Ethernet Solutions; PCI Express Advanced Switching; 10G base T; 6 Gb/s and 12 Gb/s SAS; and Solid State Drives (SSDs) are in development by many companies and their ultimate acceptance and deployment in the market is uncertain. We are developing some of these technologies, and we cannot be sure that the technologies we chose to develop will achieve market acceptance, or that technologies that we chose not to develop will be available for purchase or license from third parties or will be immaterial to our business.

These developments or enhancements, such as the migration of our next generation products from 40nm to 28nm or lower geometry process technologies, may be late, may have technical problems, may fail to meet customer or market specifications and may not be competitive with other products using alternative technologies that offer comparable performance and functionality. We may be unable to successfully develop additional next generation products, new products or product enhancements. Our next generation products or any new products or product enhancements may not be accepted in new or existing markets. Our business will suffer if we fail to continue to develop and introduce new products or product enhancements in a timely manner or on a cost-effective basis.

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

We may be unsuccessful in our expansion into new segments of the network server, storage and network performance technology markets, and the costs associated with our expansion may be greater than anticipated.

To remain a significant supplier of networking technologies, we will need to continue to expand the range of products and solutions offered to our OEM customers. Expansion into other areas of the storage, server and network recording technology markets, whether by acquisition or through internal growth, and the resulting increases in expenditures to support these new areas may be greater than anticipated. If we fail to successfully expand into new areas of the storage, server and network recording technology markets with products that we do not currently offer, or effectively address new market opportunities, we may lose market share and revenue opportunities to our competitors. Any such loss of opportunities or any failure by us to effectively manage the costs associated with expanding into new markets may have an adverse effect on our business and financial condition.

Further, although most of our revenues have historically been derived from products based on FC technology, we expect that a significant portion of the future growth of our business will be driven through our offerings of converged networking solutions. We believe that our FC products and converged networking solutions will, at least initially, have similar customers and other marketing requirements that should produce certain synergies and cost savings as we expand our converged network solutions business. However, if the expansion of our converged networking solutions business does not produce the synergies and cost savings with our core FC business that we anticipate, our marketing and other business expenses relating to our converged network solutions business could be greater than anticipated and our financial condition could be adversely affected.

The timing of migration by our customers toward emerging technologies and newer product platforms varies. Any failure of our OEM customers to keep up with rapid technological change and to successfully market and sell systems that incorporate new technologies could adversely affect our business.

A significant portion of our revenues depend upon the ability and willingness of our OEM customers to commit significant resources to develop, promote, and deliver products that incorporate our technology. In addition, if our customers’ products are not commercially successful, it would have a materially adverse effect on our business, results of operations, and financial condition.

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

We supply FC and Ethernet I/O solutions that target separate high-end, midrange and small to medium sized end users. Historically, the majority of our revenues have come from our high-end enterprise server and storage solutions. If customers elect to utilize midrange HBA and CNAs in higher-end environments or applications, or migrate to chip only solutions faster than we anticipate, our business, results of operations and financial condition could be negatively affected.

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

We continue to experience downward pressure on the average unit selling prices of our products. Furthermore, we may provide pricing discounts to customers based upon volume purchase criteria, and achievement of such discounts may reduce our average unit selling prices. To the extent that growth in unit demand fails to offset decreases in average unit selling prices, our revenues and financial performance could materially decline. Although we have historically achieved offsetting cost reductions, our gross margins and financial performance could be materially adversely affected to the extent that average unit selling prices of our products decrease without a corresponding decrease in the costs of such products. Our gross margins could also be adversely affected by a shift in the mix of product sales to lower gross margin products. Furthermore, as our products are manufactured internationally, cost reductions would be more difficult to achieve if the value of the U.S. dollar were to deteriorate. Moreover, if the manufactured cost of our products were to increase due to inflation or other factors and we are unable to pass along such increase in our costs to our customers, our gross margins and financial performance could be materially adversely affected.

Our international business activities subject us to increased business risks.

For the fiscal year ended June 30, 2013, sales in Asia Pacific accounted for approximately 60% of our total net revenues, sales in the United States accounted for approximately 25% of our total net revenues, and sales in Europe, Middle East, Africa and the rest of the world accounted for approximately 15% of our total net revenues based on billed-to address. We expect that our sales will continue to increase outside of the United States as our customers are migrating towards using contract manufacturers located internationally, predominantly in Asia Pacific. However, because we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our sales based on billed-to address may not be reflective of the geographic mix of end-user demand or installations. Since the majority of our sales are currently denominated in U.S. dollars, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets.

In addition, as we continue to expand our international operations and with our recent acquisition of Endace, an increasing amount of our expenses are incurred in currencies other than U.S. dollars, including the India Rupee and the New Zealand Dollar. Therefore, we are required from time to time to convert currencies to meet our expense obligations for such international operations.

Although we generally purchase our inventory in U.S. dollars, our suppliers also are increasingly located outside of the U.S., and a significant portion of our products are produced at our EMS providers’ production facilities in China, Thailand and New Zealand.

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

We utilize third-party EMS providers located inside and outside the United States to manufacture and test the majority of our products. These EMS providers also procure and manage most of the components used in our board and system level products. As a result of our reliance on third-party EMS providers, we may not be able to directly control product delivery schedules and the quality of our products which could have a material adverse effect on our business, results of operations, and financial condition. If our EMS providers are unable to respond in a timely fashion to changes in customer demand, we may be unable to produce enough products to respond to sudden increases in demand, resulting in lost revenues. Alternatively, in the case of order cancellations or decreases in demand, we may be liable for excess or obsolete inventory or cancellation charges resulting from contractual purchase commitments that we have with our EMS providers. We regularly provide rolling forecasts of our requirements to our EMS providers for planning purposes, pursuant to our agreements, a portion of which is binding upon us. Additionally, we are committed to accept delivery on the forecasted terms for a portion of the rolling forecast. Cancellations of orders or changes to the forecasts provided to any of our EMS providers may result in cancellation costs payable by us. In the past, we have been required to take delivery of materials from our EMS providers that were in excess of our requirements, and we have previously recognized charges and expenses related to such excess material. We expect that we will continue to incur such costs in the future.

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

The use of third party ASIC suppliers may also create risks relating to intellectual property controversies including the possible need to redesign ASICs provided changes by such ASIC component supplier in response to such controversies. For example, on September 14, 2009, Broadcom Corporation filed two separate patent infringement lawsuits against the Company in the U.S. District Court in the Central District of California that were subsequently amended and consolidated. The consolidated lawsuit includes claims related to the use of multiple lanes of phase interpolators, clock and data recovery (CDR) circuits and other circuitry used to deserialize signals in SerDes modules included within an ASIC supplied by third party ASIC suppliers. See Note 9, “Commitments and Contingencies,” in the notes to the consolidated financial statements under the caption “Litigation” in Part IV, Item 15(a) of this Annual Report on Form 10-K. Also see “Third party claims of intellectual property infringement could adversely affect our business” elsewhere in this Item 1A — Risk Factors.

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

The stock market in general and the stock prices of technology companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to continue to fluctuate in the future. For example, during the twelve month period ended June 30, 2013, the sales price of our common stock ranged from a low of $5.72 per share to a high of $7.98 per share. Factors that could have a significant impact on the market price of our stock include, but are not limited to, the following:

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

In the past, companies, including us, that have experienced volatility in the market price of their stock have been subject to securities class action litigation. If we were to be the subject of similar litigation in the future, it could have a material adverse effect on our business, results of operations, and financial condition. Such litigation would also divert management’s attention from other business matters.

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

•	Changes in accounting rules or principles, and changes in the valuation of deferred tax assets and liabilities;

•	Unfavorable results from income tax audits; and

•	Expiration or lapses of federal and state research credits.

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

We are entitled to reimbursement of certain New Zealand based research and development costs through various grant programs offered by the New Zealand government that were assumed as part of our acquisition of Endace. The receipt and amount of funds under these programs are subject to our satisfaction of certain terms and conditions. As of June 30, 2013, Endace has received an aggregate of approximately $5.0 million in credits to research and development expenses and approximately $1.1 million in credits related to capital expenditures pursuant to these grants. If we do not to satisfy the terms and conditions of any of these grant programs, expenses incurred in respect of the relevant research and development projects may not be approved for reimbursement, we may be required to return amounts previously paid to us under such grant programs, and further grants may not be available to us in the future.

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

Our corporate offices and principal product development facilities are currently located in approximately 180,000 square feet of buildings in Costa Mesa, California which are owned by us. In addition, we lease facilities in California, Colorado, Massachusetts, Texas, Washington, India, and New Zealand primarily for engineering and development and approximately 10 other remote offices throughout the world, primarily for sales.

Our future facilities requirements will depend upon our business, but we believe additional space, if required, may be obtained on reasonable terms.

Item 3.	Legal Proceedings.

The information set forth under Note 9, “Commitments and Contingences,” in the notes to the consolidated financial statements under the caption “Litigation” included in Part IV, Item 15(a) of this Annual Report on Form 10-K is incorporated herein by reference.

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

	High	Low
2013
Fourth Quarter	$6.82	$5.72
Third Quarter	7.73	6.35
Second Quarter	7.45	6.10
First Quarter	7.98	5.85
2012
Fourth Quarter	$10.37	$6.45
Third Quarter	11.01	7.03
Second Quarter	8.68	6.01
First Quarter	9.20	6.34

Number of Common Stockholders

The approximate number of holders of record of our common stock as of August 20, 2013 was 412.

Dividends

We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain our earnings for the development of our business.

Issuer Purchases of Equity Securities

In early August 2008, our Board of Directors authorized a plan to repurchase up to $100.0 million of our outstanding common stock. In April 2009, upon receipt of an unsolicited takeover proposal and related tender offer from Broadcom Corporation to acquire us, our Board of Directors elected to temporarily suspend any activity under the share repurchase plan. In light of Broadcom allowing its tender offer to expire on July 14, 2009, Emulex’s Board of Directors elected to reactivate the $100.0 million share repurchase plan effective July 15, 2009. Through June 30, 2013, the Company has repurchased approximately 9.0 million shares of its common stock for an aggregate purchase price of approximately $78.4 million at an average purchase price of $8.67 per share under this plan. We may repurchase additional shares under this plan from time-to-time in open market purchases or privately negotiated transactions. The share repurchases will be financed by available cash balances and cash from operations.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2013 — April 28, 2013	—	—	—	$21,619,430
April 29, 2013 — May 26, 2013	—	—	—	$21,619,430
May 27, 2013 — June 30, 2013	—	—	—	$21,619,430

Total	—	—	—	$21,619,430

Sales of Unregistered Securities

There were no sales of unregistered securities for the three months ended June 30, 2013.

Equity Compensation Plan Information

See Part III, Item 12 — “Security Ownership of Certain Beneficial Owners and Management” of this Annual Report on Form 10-K for certain information regarding our equity compensation plans.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on the Company’s common stock with the cumulative total return on the Standard & Poor’s 500 Index and the S&P 500 Computer Storage and Peripherals Index for the period of five fiscal years commencing June 30, 2008 and ended June 30, 2013.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

EMULEX CORPORATION COMMON STOCK, S&P 500 INDEX AND

S&P 500 COMPUTER STORAGE AND PERIPHERALS INDEX

*	Assumes the value of the investment in the Company’s common stock and each index was $100 on June 30, 2008.

Item 6.	Selected Financial Data.

The following table summarizes certain selected consolidated financial data. On August 25, 2010, we completed the acquisition of ServerEngines, and on February 26, 2013, we completed the acquisition of Endace.

Selected Consolidated Statements of Operations Data

	Year Ended
	June 30, 2013	July 1, 2012	July 3, 2011	June 27, 2010	June 28, 2009
	(In thousands, except per share data)
Net revenues:
Network Connectivity Products	$360,974	$362,315	$346,665	$289,990	$279,480
Storage Connectivity Products	85,277	112,117	80,024	97,278	85,333
Advanced Technology & Other Products	19,132	27,337	25,854	11,882	13,409
Network Visibility Products	13,184	—	—	—	—

Total net revenues	478,567	501,769	452,543	399,150	378,222

Cost of goods sold :
Cost of goods sold	173,004	184,593	167,280	133,554	127,545
Amortization of core and developed technology intangible assets	21,800	24,031	33,127	18,904	18,920
Patent litigation settlement, damages and sunset period royalties	4,963	37,310	—	—	—

Total cost of sales	199,767	245,934	200,407	152,458	146,465

Gross profit	278,800	255,835	252,136	246,692	231,757

Operating expenses:
Engineering and development	168,446	163,552	170,845	126,850	129,795
Selling and marketing	66,235	59,990	58,635	56,554	53,460
General and administrative	38,893	35,658	56,133	50,454	41,888
Amortization of other intangible assets	5,935	6,569	9,334	6,792	5,337
In-process research and development impairment	—	—	6,000	—	—

Total operating expenses	279,509	265,769	300,947	240,650	230,480

Operating (loss) income	(709)	(9,934)	(48,811)	6,042	1,277

Non-operating (expense) income, net:
Interest income	34	97	96	286	4,362
Interest expense	(24)	(15)	(373)	(7)	(29)
Impairment of strategic investment	—	—	(9,184)	—	—
Other (expense) income, net	(4,884)	350	(575)	23	(4)

Total non-operating (expense) income, net	(4,874)	432	(10,036)	302	4,329

(Loss) income before income taxes	(5,583)	(9,502)	(58,847)	6,344	5,606
Income tax (benefit) provision	(369)	1,578	24,763	(17,276)	(1,938)

Net (loss) income	$(5,214)	$(11,080)	$(83,610)	$23,620	$7,544

Net (loss) income per share:
Basic	$(0.06)	$(0.13)	$(0.97)	$0.29	$0.09
Diluted	$(0.06)	$(0.13)	$(0.97)	$0.29	$0.09
Number of shares used in per share computations:
Basic	90,271	86,585	86,038	80,097	80,770
Diluted	90,271	86,585	86,038	81,282	81,113

Selected Consolidated Balance Sheet Data

	Year Ended
	June 30, 2013	July 1, 2012	July 3, 2011	June 27, 2010	June 28, 2009
	(In thousands)
Total current assets	$239,313	$363,238	$302,152	$417,551	$406,553
Total current liabilities	71,586	102,589	71,242	60,430	52,240
Working capital	167,727	260,649	230,910	357,121	354,313
Total assets	710,709	712,959	702,839	689,450	658,918
Accumulated deficit	(472,354)	(467,140)	(456,060)	(372,450)	(396,070)
Total stockholders’ equity	587,625	575,103	588,691	591,182	569,444

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Overview

Emulex designs and markets high speed network connectivity, monitoring, and management products, providing solutions for global networks that support enterprise, cloud, government and telecommunications and enable end-to-end application visibility, optimization and acceleration in the data center. The world’s leading server and storage OEMs depend on our broad range of products to help build high performance, highly reliable, and scalable Fibre Channel Storage Area Networks (SAN) and Ethernet Converged Networking solutions, and our products can be found in the data centers of nearly all Fortune 1000. Our monitoring and management solutions, including our portfolio of network visibility and recording products, provide organizations with complete network performance management at speeds up to 100 gigabit (Gb) Ethernet.

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

Our Ethernet products include our OneConnect® Universal Converged Network Adapters (UCNAs), Local Area Network on Motherboard (LOM) application specific integrated circuits, and custom form factor solutions for OEM blade servers that enable high performance, scalable networks and convergence. Our Fibre Channel based products include LightPulse® Host Bus Adaptors (HBAs), Fibre Channel application specific integrated circuits (ASICs), and custom form factor solutions for OEM blade servers.

SCP includes our InSpeed®, switch-on-a-chip (SOC) and backend connectivity, bridge, and router products. SCP is deployed inside storage arrays, tape libraries, and other storage appliances, and connect storage controllers to storage capacity, delivering improved performance, reliability, and connectivity. SCP uses industry standard protocols including Fibre Channel, Serial Attached Small Computer Interface (SAS), and Serial

Advanced Technology Attachment (SATA), and support the broadest range of Hard Disk Drive (HDD) and Solid State Disk (SSD) technologies.

ATP primarily consists of Pilot™ Integrated Baseboard Management Controllers (iBMC), certain legacy products and other products and services.

NVP consists entirely of the recently acquired Endace® family of network visibility and recording infrastructure products for high speed networks. Our NVP products include EndaceProbe™, EndaceVision™, EndaceAccess™ and Data Acquisition and Generation (DAG) network capture cards.

We rely almost exclusively on OEMs and sales through distribution partners for our Networking segment revenue and sales to end-users and through distribution partners for our Visibility segment revenue. Our significant OEM customers include the world’s leading server and storage providers, including Cisco, Dell, EMC, Fujitsu, HDS, Hewlett-Packard, Hitachi, Huawei, Intel, IBM, NEC, NetApp, Oracle, and Xyratex. Our significant distributors include ASI, Avnet, BT, Digital China Technology Limited, Info X, Ingram Micro, Macnica, Netmarks, SYNNEX, Tech Data, and TED. The market for networking infrastructure solutions is concentrated among large OEMs, and as such, a significant portion of our revenues are generated from sales to a limited number of customers.

As of June 30, 2013, we had a total of 1,264 employees.

We use a 52 to 53 week fiscal year that ends on the Sunday nearest to June 30. Therefore, every fifth or sixth fiscal year will be a 53-week fiscal year. The last 53 week fiscal year was fiscal 2011.

Exit and Disposal Activities

During the fourth quarter of fiscal 2013, we decided to take certain actions with respect to our operations, primarily consisting of workforce reductions, and recorded approximately $2.7 million in severance costs during fiscal 2013, the majority of which was paid in July 2013.

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

Business Combinations

On February 26, 2013, we acquired 89.6% of the outstanding common stock and all of the outstanding stock options of Endace for cash consideration of approximately $110.4 million. As of April 25, 2013, we had acquired the outstanding noncontrolling interest for approximately $12.0 million and obtained 100% ownership of Endace. Our consolidated financial statements include the results of operations for Endace commencing as of the acquisition date. Emulex’s software-defined convergence architecture and Endace’s network visibility infrastructure are expected to provide customers with new and innovative ways to solve the challenges of network complexity and ensure application-level performance at speeds of 10Gb and beyond.

On August 25, 2010, we acquired 100% of the outstanding common shares of ServerEngines, a privately-held, fabless semiconductor company located in Sunnyvale, California, for an aggregate purchase price of approximately $135.7 million. Our consolidated financial statements include the results of operations for ServerEngines commencing as of the acquisition date. The combination of Emulex and ServerEngines’ technology create a unique offering to deliver I/O connectivity for converged networking solutions, including adapters, mezzanine cards and LAN on Motherboard (LOM) solutions. In addition, the acquisition adds the ServerEngines’ Pilot™ family of Baseboard Management Controllers, which reside on the motherboard, enabling remote IP based “lights out” management capabilities.

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

Through June 30, 2013, we have incurred approximately $12.2 million, in mitigation, product redesign and appeal related expenses of which approximately $8.6 million and $3.6 million were recorded during fiscal 2013 and fiscal 2012, respectively. We expect to incur incremental mitigation, product redesign and appeal related expenses during fiscal 2014 in the range of $6 million to $7 million. In addition, engineering and development costs will include expenses for activities to redesign, design around, modify, design, develop, test and requalify certain of our affected products during the sunset period, and to implement our end of life processes in the U.S. for certain other affected products. Sales and marketing costs are likely to include expenses for customer support, pre-production samples, education and training, and other miscellaneous costs. General and administrative costs will include expenses for our appeal of the previous verdicts and judgments. In addition, we have agreed to participate in certain customer royalty obligations arising under their licensing agreements with Broadcom related to certain Emulex infringing products. Approximately $0.9 million related to such payments were recorded to cost of sales in fiscal 2013. We expect to make additional payments related to these obligations in the range of $2 million to $8 million during fiscal 2014, all of which will reduce gross margins in the periods accrued.

See Note 9, “Commitments and Contingencies,” in the notes to the consolidated financial statements under the caption “Litigation” in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information.

Results of Operations for Emulex Corporation and Subsidiaries

The following discussion and analysis should be read in conjunction with the selected consolidated financial data set forth in Item 6 — “Selected Consolidated Financial Data,” and our Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K. All references to years refer to our fiscal years ended June 30, 2013, July 1, 2012, and July 3, 2011, as applicable, unless the calendar year is specified. The following table sets forth certain financial data for the years indicated as a percentage of net revenues.

	Percentage of Net Revenues
	2013	2012	2011
Net revenues:
Network Connectivity Products	75%	72%	76%
Storage Connectivity Products	18	22	18
Advanced Technology & Other Products	4	6	6
Network Visibility Products	3	—	—

Total net revenues	100	100	100

Cost of sales:
Cost of goods sold	36	37	37
Amortization of core and developed technology intangible assets	5	5	7
Patent litigation settlement, damages and sunset period royalties	1	7	—

Total cost of sales	42	49	44

Gross profit	58	51	56

Operating expenses:
Engineering and development	35	33	38
Selling and marketing	14	12	13
General and administrative	8	7	13
Amortization of other intangible assets	1	1	2
In process research and development impairment	—	—	1

Total operating expenses	58	53	67

Operating (loss) income	—	(2)	(11)

Non-operating (expense) income, net:
Interest income	—	—	—
Interest expense	—	—	—
Impairment of strategic investment	—	—	(2)
Other (expense) income, net	(1)	—	—

Total non-operating (expense) income, net	(1)	—	(2)

(Loss) income before income taxes	(1)	(2)	(13)
Income tax benefit (provision)	—	—	(5)

Net (loss) income	(1)%	(2)%	(18)%

Fiscal 2013 versus Fiscal 2012

Net Revenues.    Net revenues for fiscal 2013 decreased approximately $23.2 million, or 5%, to approximately $478.6 million, compared to approximately $501.8 million in fiscal 2012.

Net Revenues by Product Line

The following chart details our net revenues by product line for fiscal years 2013 and 2012:

	Net Revenues by Product Line
	2013	Percentage of Net Revenues	2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
	(Dollars in thousands)
Net revenues:
Networking Segment:
Network Connectivity Products	$360,974	75%	$362,315	72%	$(1,341)	0%
Storage Connectivity Products	85,277	18%	112,117	22%	(26,840)	-24%
Advanced Technology & Other Products	19,132	4%	27,337	6%	(8,205)	-30%

Total Networking Segment	465,383	97%	501,769	100%	(36,386)	-7%

Visibility Segment:
Network Visibility Products	13,184	3%	—	0%	13,184	NM

Total net revenues	$478,567	100%	$501,769	100%	$(23,202)	-5%

Networking segment revenues decreased by approximately 7% in fiscal 2013 compared to fiscal 2012. The decrease in revenues was primarily due to continuing weakness in the server and storage technology markets resulting from continuing concern over the global macroeconomic climate and restrictions on product shipments under the 2012 Permanent Injunction that have impeded our ability to sell to new customers including white box manufacturers and web giants.

NCP primarily consists of standup HBAs, mezzanine cards, I/O ASICs, LOMs, and UCNAs. Within NCP, Fibre Channel based product revenues, which accounted for approximately 67% and 70% of total NCP revenues for fiscal 2013 and fiscal 2012, respectively, decreased by approximately 5% primarily due to a decrease in average selling price of approximately 6% in fiscal 2013 compared to fiscal 2012. Ethernet based product revenues also decreased by approximately 9% primarily due to a decrease in units shipped of approximately 24%, arising principally from lower customer demand for 10Gb LOM products as customers consumed residual inventory purchased in fiscal 2012, as well as the impact of the 2012 Permanent Injunction. This decrease was partially offset by an increase in average selling price of approximately 20% due to a change in product mix. The decrease in NCP revenues was partially offset by the increase in embedded I/O based product revenue of 60% primarily due to an increase in units shipped of approximately 71%, partially offset by a decrease in average selling price of approximately 7%. We expect the weakness in NCP to continue for at least the first half of fiscal 2014 when redesigned ASICs are expected to become available for shipments to current and new prospective customers.

SCP primarily consists of our InSpeed®, SOC and backend connectivity, bridge, and router products. Our SCP revenues decreased by approximately $26.8 million, or 24%, in fiscal 2013 compared to fiscal 2012. This decrease was primarily due to a decline in backend connectivity product shipments due to last-time buys of certain products reaching end of life during fiscal 2012. We expect our SCP revenue to modestly decline further in fiscal 2014, and primarily relate to bridging products.

ATP primarily consists of our iBMCs, which are products previously sold by ServerEngines prior to our acquisition on August 25, 2010, certain legacy products and other products and services. For fiscal 2013, our iBMC based products accounted for the majority of total ATP revenues. The decrease in our ATP revenue in fiscal 2013 was primarily due to a decrease in units shipped of approximately 23% combined with a decrease in average selling price of approximately 10%.

The Visibility segment resulted from our acquisition of Endace on February 26, 2013 and consists solely of NVP. NVP revenues in fiscal 2013 were approximately $13.2 million during the four months since the acquisition date compared to no revenues in fiscal 2012, and include network visibility and intelligent network recording products. Revenues from NVP systems and DAG cards accounted for approximately 56% and 22%, respectively, in fiscal 2013. NVP revenues will increase in fiscal 2014 as we realize a full year of revenues following the acquisition.

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

	Net Revenues by Major Customers
	Direct Revenues		Total Direct and Indirect Revenues(2)
	2013	2012	2013	2012
Net revenue percentage(1)
OEM:
EMC	—	—	11%	—
Hewlett-Packard	19%	22%	23%	24%
Hon Hai Precision Industry Co., Ltd. (Foxconn Technology Group)(3)	12%	—	—	—
IBM	32%	32%	35%	37%

(1)	Amounts less than 10% are not presented.

(2)	Customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.

(3)	Hon Hai Precision Industry Co., Ltd. is a contract manufacturer that performed manufacturing for some of our OEM customers.

Direct sales to our top five customers accounted for approximately 71% and 70% of total net revenues for fiscal years 2013 and 2012, respectively. Direct and indirect sales to our top five customers accounted for approximately 81% of total net revenues for both fiscal years 2013 and 2012. Our net revenues from customers can be significantly impacted by changes to our customers’ business and their business models.

Net Revenues by Sales Channel

Net revenues by sales channel were as follows:

	Net Revenues by Sales Channel
	2013	Percentage of Net Revenues	2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
	(Dollars in thousands)
OEM	$421,530	88%	$455,141	91%	$(33,611)	-7%
Distribution	50,181	11%	46,385	9%	3,796	8%
End-users and Other	6,856	1%	243	0%	6,613	NM

Total net revenues	$478,567	100%	$501,769	100%	$(23,202)	-5%

The decrease in OEM net revenues for fiscal 2013 compared to fiscal 2012 reflected a decrease of approximately 28% in ATP revenues and a decrease of approximately 24% in SCP revenues. The increase in distribution net revenues during 2013 compared to fiscal 2012 was primarily due to NVP net revenues generated through distribution partners, partially offset by a decrease of approximately 4% in NCP net revenues generated through distribution partners. The increase in end-users and other net revenues during fiscal 2013 compared to fiscal 2012 was primarily due to NVP net revenues generated from end-users. We believe that a majority of our net revenues are driven by product certifications and qualifications with our OEM customers, which take products directly and indirectly through distribution and contract manufacturers. We view product certifications and qualifications as an important indicator of future revenue opportunities and growth for the Company. However, product certifications and qualifications do not necessarily ensure continued market acceptance of our products by our OEM customers. It is also very difficult to determine the future impact, if any, of product certifications and qualifications on our revenues.

Net Revenues by Geographic Territory

Our net revenues by geographic territory based on billed-to location were as follows:

	Net Revenues by Geographic Territory
	2013	Percentage of Net Revenues	2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
	(Dollars in thousands)
Asia Pacific	$284,064	60%	$286,572	57%	$(2,508)	-1%
United States	121,719	25%	137,504	28%	(15,785)	-11%
Europe, Middle East, and Africa	66,457	14%	76,394	15%	(9,937)	-13%
Rest of the world	6,327	1%	1,299	0%	5,028	NM

Total net revenues	$478,567	100%	$501,769	100%	$(23,202)	-5%

We believe the decrease in the percentage of revenue in the United States and Europe, Middle East and Africa continues to be driven by the continuing migration of our OEM customers’ production to contract manufacturers predominately located in Asia Pacific. We expect this trend to continue. However, since we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.

Gross Profit.    Gross profit consists of net revenues less cost of sales. Our gross profit for fiscal 2013 and fiscal 2012 were as follows (dollars in thousands):

Gross Profit
2013	Percentage of Net Revenues	2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$278,800	58%	$255,835	51%	$22,965	7%

Cost of sales includes the cost of producing, supporting, and managing our supply of quality finished products. Approximately $1.0 million and $1.3 million of share-based compensation expense and approximately $21.8 million and $24.0 million of amortization of technology intangible assets were included in cost of sales for fiscal 2013 and fiscal 2012, respectively. Of these amounts, approximately $1.2 million of amortization of technology intangible assets in fiscal 2013 related to Endace. The increase in our gross profit was primarily due to the non-recurrence of certain one-time expenses incurred during fiscal 2012 that are discussed further below.

During fiscal 2013, we recorded sunset period royalty and patent license fee amortization expenses of $5.0 million related to the Settlement Agreement entered into with Broadcom on July 3, 2012 compared to $37.3 million in fiscal 2012. The $37.3 million was comprised of $36.8 million patent litigation settlement expense, $0.4 million patent litigation damages and $0.1 million of sunset royalty expense. During fiscal 2012, we also incurred approximately $2.3 million of additional expedite and freight charges in connection with our activities to mitigate the impact of the October 2011 flooding in Thailand that affected one of our contract manufacturers. The additional expenses in fiscal 2012 were partially offset by higher volume and favorable product mix during each year. We will continue to recognize license fee amortization related to the Settlement Agreement entered into with Broadcom on July 3, 2012, over the remaining nine year patent license term and increased royalty expense related to the amended injunction during fiscal 2014. We also expect the trend toward increased sales of lower margin products to continue in the future.

Engineering and Development.    Engineering and development expenses consist primarily of salaries and related expenses for personnel engaged in the design, development, and support of our products. These expenses also include third-party fees paid to consultants, prototype development expenses, and computer service costs related to supporting computer tools used in the design process. Expenses for fiscal 2013 and fiscal 2012 were as follows (dollars in thousands):

Engineering and Development
2013	Percentage of Net Revenues	2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$168,446	35%	$163,552	33%	$4,894	2%

Engineering and development expenses for fiscal 2013 compared to fiscal 2012 increased by approximately $4.9 million, or 3%. Approximately $9.8 million and $11.9 million of share-based compensation expense were included in engineering and development costs for fiscal 2013 and fiscal 2012, respectively. Engineering and development expenses increased due to increased salary and related expenses of approximately $5.9 million related to an increase in headcount from 657 at the end of fiscal 2012 to 788 at the end of fiscal 2013 and an increase in product redesign expenses of approximately $4.7 million related to our mitigation activities for the 2012 Permanent Injunction. Approximately $1.8 million of the increase in salary and related expenses and 78 of the increased headcount were associated with the Endace acquisition. Also included in the increase in salary and related expenses was $1.7 million of severance costs. The year over year increase was partially offset by a decrease in outside services and consulting of approximately $2.9 million as well as lower tool and software license costs resulting from optimized usage and improved pricing.

Selling and Marketing.    Selling and marketing expenses consist primarily of salaries, commissions, and related expenses for personnel engaged in the marketing and sales of our products, as well as samples, trade shows, product literature, promotional support costs, and other advertising related costs. Expenses for fiscal 2013 and fiscal 2012 were as follows (dollars in thousands):

Selling and Marketing
2013	Percentage of Net Revenues	2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$66,235	14%	$59,990	12%	$6,245	2%

Selling and marketing expenses for fiscal 2013 increased approximately $6.2 million, or 10%, compared to fiscal 2012. Approximately $3.6 million of share-based compensation expense was included in selling and marketing costs for both fiscal 2013 and fiscal 2012. Selling and marketing headcount increased to 227 at the end of fiscal 2013 from 150 at the end of fiscal 2012 primarily due to the Endace acquisition on February 26, 2013. The increase in headcount resulted in a net increase of approximately $5.5 million in salary and related expenses compared to fiscal 2012, of which approximately $3.8 million and 74 headcount were associated with our acquisition of Endace. Also included in the increase in salary and related expenses was $0.6 million of severance costs. Further, selling and marketing expenses increased due to increases of approximately $1.3 million in performance-based compensation, approximately $0.7 million in travel expenses, approximately $0.6 million in depreciation expense and approximately $0.4 million in outside services. The net increase in selling and marketing expenses was partially offset by a decrease in advertising costs of approximately $3.5 million.

General and Administrative.    Ongoing general and administrative expenses consist primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees, and other corporate expenses. Expenses for fiscal 2013 and fiscal 2012 were as follows (dollars in thousands):

General and Administrative
2013	Percentage of Net Revenues	2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$38,893	8%	$35,658	7%	$3,235	1%

General and administrative expenses for fiscal 2013 compared to fiscal 2012 increased approximately $3.2 million, or 9%. Approximately $7.4 million and $5.4 million of share-based compensation expense were included in general and administrative costs for fiscal 2013 and fiscal 2012, respectively. Included in general and administrative expenses was an increase of approximately $3.0 million in legal and accounting costs related to the Endace acquisition and an increase of approximately $1.4 million in other legal and consulting expenses, partially offset by a decrease of approximately $3.5 million in litigation costs related to our ongoing patent litigation dispute with Broadcom. General and administrative headcount increased to 166 at the end of fiscal 2013 from 136 at the end of fiscal 2012 primarily due to the Endace acquisition. The increase in headcount resulted in a net increase of approximately $1.0 million in salary and related expense compared to fiscal 2012, mostly attributable to the 24 headcount additions associated with our acquisition of Endace.

Amortization of Other Intangible Assets.    Amortization of other intangible assets consists of amortization of intangible assets such as patents, customer relationships, and tradenames with estimable lives. Our amortization expense for fiscal 2013 and fiscal 2012 was as follows (dollars in thousands):

Amortization of Other Intangible Assets
2013	Percentage of Net Revenues	2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$5,935	1%	$6,569	1%	$(634)	0%

Amortization of other intangible assets for fiscal 2013 compared to fiscal 2012 decreased by approximately $0.6 million, or 10%. The decrease was primarily due to a lower unamortized intangible assets balance at the beginning of fiscal 2013 as a result of certain intangible assets being fully amortized in fiscal 2012. The decrease was partially offset by an increase of approximately $0.4 million in amortization of other intangibles assets associated with assets acquired from Endace.

Non-operating (Expense) Income, net.    Non-operating (expense) income, net, consists primarily of interest income, interest expense, and other non-operating income and expense items. Our non-operating (expense) income, net for fiscal 2013 and fiscal 2012 was as follows (dollars in thousands):

Non-operating (Expense) Income, Net
2013	Percentage of Net Revenues	2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$(4,874)	-1%	$432	0%	$(5,306)	-1%

Our non-operating (expense) income, net, for fiscal 2013 compared to fiscal 2012 decreased by approximately $5.3 million primarily due to a non-recurring foreign exchange transaction loss of approximately $4.7 million related to the cash changes in the value of the British Pound Sterling (GBP) relative to the U.S. Dollar (USD) between the date the funds to acquire Endace were converted to GBP and the dates the funds were disbursed.

Income taxes.    Our income tax provision for fiscal 2013 and fiscal 2012 was as follows (dollars in thousands):

Income Taxes
2013	Percentage of Net Revenues	2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$(369)	0%	$1,578	0%	$(1,947)	0%

Our effective tax expense/(benefit) rate was approximately (7%) and 17% for fiscal 2013 and fiscal 2012, respectively. The change in our effective tax expense rate for fiscal 2013 compared to fiscal 2012 was primarily due to the continuing impact of our previously recorded U.S. deferred tax asset valuation allowance, the impact of our fiscal 2013 U.S. losses that will be carried back to prior tax years, and changes in the mix of earnings in international versus U.S. tax jurisdictions. We continue to generate the majority of our taxable earnings in countries other than the U.S., including India, Ireland, and Isle of Man, where such earnings are generally subject to significantly lower tax rates than the U.S. We expect this trend to continue in the future. We have made no provision for U.S. income taxes or foreign withholding taxes on the earnings of our foreign subsidiaries as these amounts are intended to be indefinitely reinvested in operations outside the U.S.

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

Net Revenues by Product Line

The following chart details our net revenues by product line for fiscal years 2012 and 2011:

	Net Revenues by Product Line
	2012	Percentage of Net Revenues	2011	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
	(Dollars in thousands)
Net revenues:
Networking Segment:
Network Connectivity Products	$362,315	72%	$346,665	76%	$15,650	5%
Storage Connectivity Products	112,117	22%	80,024	18%	32,093	40%
Advanced Technology & Other Products	27,337	6%	25,854	6%	1,483	6%

Total Networking Segment	501,769	100%	452,543	100%	49,226	11%

Visibility Segment:(1)
Network Visibility Products	—	0%	—	0%	—	NM

Total net revenues	$501,769	100%	$452,543	100%	$49,226	11%

(1)	Visibility segment was formed as a result of the Endace acquisition in fiscal 2013 so there was no revenue associated with Visibility during fiscal 2012 or fiscal 2011.

NCP primarily consists of standup HBAs, mezzanine cards, I/O ASICs, ULOMs, and UCNAs. For fiscal 2012, our Fibre Channel based products accounted for approximately 75% of total NCP revenues, however, our Ethernet based products revenue grew by more than 70% compared to fiscal 2011. The increase in our NCP net revenue for fiscal 2012 compared to fiscal 2011 was primarily due to an increase in units shipped of approximately 17% which was partially offset by a decrease in average selling price of approximately 11%.

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

ATP primarily consists of our iBMCs, which are products previously sold by ServerEngines prior to our acquisition on August 25, 2010, certain legacy products and other products and services. For fiscal 2012, our iBMC based products accounted for the majority of total ATP revenues. The increase in our ATP revenue in fiscal 2012 was primarily due to an increase in units shipped of approximately 22%, partially offset by a decrease in average selling price of approximately 13%.

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

Net Revenues by Sales Channel

Net revenues by sales channel were as follows:

	Net Revenues by Sales Channel
	2012	Percentage of Net Revenues	2011	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
	(Dollars in thousands)
OEM	$455,141	91%	$392,144	87%	$62,997	16%
Distribution	46,385	9%	60,364	13%	(13,979)	-23%
Other	243	—	35	—	208	NM

Total net revenues	$501,769	100%	$452,543	100%	$49,226	11%

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

Net Revenues by Geographic Territory

Our net revenues by geographic territory based on billed-to location were as follows:

	Net Revenues by Geographic Territory
	2012	Percentage of Net Revenues	2011	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
	(Dollars in thousands)
Asia Pacific	$286,572	57%	$226,877	50%	$59,695	26%
United States	137,504	28%	135,900	30%	1,604	1%
Europe, Middle East, and Africa	76,394	15%	83,751	19%	(7,357)	-9%
Rest of the world	1,299	—	6,015	1%	(4,716)	-78%

Total net revenues	$501,769	100%	$452,543	100%	$49,226	11%

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

Gross Profit.    Gross profit consists of net revenues less cost of sales. Our gross profit for fiscal 2012 and fiscal 2011 were as follows (dollars in thousands):

Gross Profit
2012	Percentage of Net Revenues	2011	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$255,835	51%	$252,136	56%	$3,699	-5%

Cost of sales includes the cost of producing, supporting, and managing our supply of quality finished products. Cost of sales also included approximately $24.0 million and $33.1 million of amortization of technology intangible assets for fiscal 2012 and fiscal 2011, respectively, with approximately $20.6 million and $17.0 million being related to the ServerEngines acquisition for fiscal 2012 and fiscal 2011, respectively. Approximately $1.3 million and $1.7 million of share-based compensation expense was included in cost of sales for fiscal 2012 and fiscal 2011, respectively. Our gross margin percentage for fiscal 2012 was unfavorably impacted by the patent litigation settlement expense of approximately $36.8 million related to the Settlement Agreement entered into with Broadcom on July 3, 2012 (see Note 9, “Commitments and Contingences), approximately $0.4 million of patent litigation damages as a result of the jury’s determination rendered on October 12, 2011, and approximately $0.1 million of sunset period royalty expense related to the July 18, 2012 amended injunction. During fiscal 2012, we also incurred approximately $2.3 million of additional expedite and freight charges in connection with our activities to mitigate the impact of the October 2011 flooding in Thailand that affected one of our contract manufacturers. The additional expenses in fiscal 2012 were partially offset by higher volume and favorable product mix.

Engineering and Development.    Engineering and development expenses consisted primarily of salaries and related expenses for personnel engaged in the design, development, and support of our products. These expenses included third-party fees paid to consultants, prototype development expenses, and computer service costs related to supporting computer tools used in the design process. Expenses for fiscal 2012 and fiscal 2011 were as follows (dollars in thousands):

Engineering and Development
2012	Percentage of Net Revenues	2011	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$163,552	33%	$170,845	38%	$(7,293)	-5%

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

Selling and Marketing.    Selling and marketing expenses consisted primarily of salaries, commissions, and related expenses for personnel engaged in the marketing and sales of our products, as well as trade shows, product literature, promotional support costs, and other advertising related costs. Expenses for fiscal 2012 and fiscal 2011 were as follows (dollars in thousands):

Selling and Marketing
2012	Percentage of Net Revenues	2011	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$59,990	12%	$58,635	13%	$1,355	-1%

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

General and Administrative.    Ongoing general and administrative expenses consisted primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees, and other corporate expenses. Expenses for fiscal 2012 and fiscal 2011 were as follows (dollars in thousands):

General and Administrative
2012	Percentage of Net Revenues	2011	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$35,658	7%	$56,133	13%	$(20,475)	-6%

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

Amortization of Other Intangible Assets.    Amortization of other intangible assets consisted of amortization of intangible assets such as patents, customer relationships, and tradenames with estimable lives. Our amortization expense for fiscal 2012 and fiscal 2011 were as follows (dollars in thousands):

Amortization of Other Intangible Assets
2012	Percentage of Net Revenues	2011	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$6,569	1%	$9,334	2%	$(2,765)	-1%

Amortization of other intangible assets for fiscal 2012 compared to fiscal 2011 decreased approximately $2.8 million, or 30%. The decrease was primarily due to a lower intangible assets balance in fiscal 2012 as a result of certain intangible assets being fully amortized during fiscal 2012.

In-Process Research and Development Impairment.    In process research and development impairment represents the impairment charge for an in-process research and development intangible asset. Our impairment of in-process research and development for fiscal 2012 and fiscal 2011 was as follows (dollars in thousands):

Impairment of Other Intangible Assets
2012	Percentage of Net Revenues	2011	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$—	—%	$6,000	1%	$(6,000)	-1%

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

Non-operating Income (Expense), net.    Non-operating income (expense), net, consisted primarily of interest income, interest expense, and other non-operating income and expense items. Our non-operating (expense) income, net for fiscal 2012 and fiscal 2011 was as follows (dollars in thousands):

Non-operating (Expense) Income, Net
2012	Percentage of Net Revenues	2011	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$432	—%	$(10,036)	-2%	$10,468	2%

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

Income taxes.    Our income tax provision for fiscal 2012 and fiscal 2011 was as follows (dollars in thousands):

Income Taxes
2012	Percentage of Net Revenues	2011	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$1,578	—%	$24,763	5%	$(23,185)	-5%

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

Revenue Recognition.    The majority of our product sales are made to OEM customers. We generally recognize revenue for product sales at the time of shipment when title and risk of loss have passed, evidence of an arrangement has been obtained, pricing is fixed or determinable, and collectability is reasonably assured. We also maintain sales related reserves for our sales incentive programs. Based on the specific program criteria, we classify the costs of these incentive programs as a reduction of revenue, a cost of sale, or an operating expense.

We make certain sales through two tier distribution channels using selected distributors and Master Value Added Resellers (collectively, Distributors). These Distributors are subject to distribution agreements that may be terminated upon written notice by either party, and that generally provide privileges to return a portion of inventory and to participate in price protection and cooperative marketing programs that limit our ability to reasonably estimate product returns and the final price of inventory sold to distributors. Accordingly, we recognize revenue on our standard non-OEM specific products sold to our Distributors based on a sell through model. OEM specific models sold to our Distributors are generally governed under the related OEM agreements rather than under these distribution agreements; accordingly, we generally recognize revenue at the time of shipment for OEM specific products shipped to our Distributors.

We also enter into certain sales transactions, referred to as multiple-element arrangements, which generally include the sale of hardware with standalone value that includes embedded software that is essential to the functionality of such hardware, and related maintenance services for a period of one to three years. These sale arrangements do not include return rights or contingent payment terms. The Company uses the following hierarchy to determine the selling price to be used for allocating revenue to each deliverable: (i) vendor specific evidence (VSOE) of fair value, if available, (ii) third-party evidence (TPE) of selling price if VSOE is not available, and (iii) best estimate of the selling price (BESP) if neither VSOE nor TPE is available. BESPs reflect the Company’s best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis. The Company utilizes BESP as VSOE and TPE was determined not to exist for its deliverables in these arrangements. The Company’s process for determining its BESPs considers multiple factors including prices charged by the Company for similar offerings; historical pricing practices; and product-specific profit objectives. Such factors can impact the timing and amount of revenues and net income recognized over the term of the contract. Consideration allocated to the equipment is recognized in accordance with our general revenue recognition criteria for product sales discussed above. Consideration allocated to the maintenance element is recognized on a straight-line basis over the term of the maintenance agreement. Amounts received in advance of revenue recognition are recorded as deferred revenues.

Allowance for Doubtful Accounts.    We maintain an allowance for doubtful accounts based upon historical write-offs and management’s review of outstanding accounts receivable. Amounts due from customers are charged against the allowance for doubtful accounts when management believes that collectability of the amount is unlikely. Although we have not historically experienced significant losses on accounts receivable, our accounts receivable are concentrated with a small number of customers. Consequently, any write-off associated with one of these customers could have a significant impact on our allowance for doubtful accounts and results of operations.

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

Intangible Assets and Other Long-Lived Assets.    Intangible assets resulting from acquisitions or licensing agreements are carried at cost less accumulated amortization and impairment charges, if any. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets, ranging from one to twelve years. Acquired in-process research and development (IPR&D) is recorded at fair value as an indefinite-lived intangible asset at the acquisition date until the completion or abandonment of the associated research and development efforts or impairment. IPR&D projects relate to in-process projects that have not reached technological feasibility as of the acquisition date and have no alternative future use. Upon completion of development, acquired in-process research and development assets are transferred to finite-lived intangible assets and amortized over their useful lives.

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

Goodwill.    Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Goodwill is not amortized, but instead, is tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that goodwill might be impaired. In assessing goodwill impairment for each of its reporting units, we have the option to first assess the qualitative factors to determine whether the existence of events or circumstances leads to a determination that the fair value of such reporting unit is less than its carrying amount. The Company’s qualitative assessment of the recoverability of goodwill considers various macro-economic, industry-specific and company-specific factors. These factors include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of the Company’s financial performance; or (iv) a sustained decrease in the Company’s market capitalization below its net book value. If, after assessing the totality of events or circumstances, we determine it is unlikely that the fair value of such reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if we conclude otherwise, then we are required to perform the first step of the two-step impairment test by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired; otherwise, goodwill is considered impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill. We also have the option to bypass the qualitative assessment and proceed directly to performing the first step of the two-step goodwill impairment test. We may resume performing the qualitative assessment in any subsequent period.

Fair value of our reporting units is determined using a combination of the market approach and income approach, unless the reporting unit was recently acquired such that the fair value approximates the purchase price. Under the market approach, fair value is based on peer multiples, which requires judgment regarding the selection of comparable companies. Under the income approach, fair value is dependent on a discounted cash-flow analysis. The material assumptions used in performing the discounted cash-flow analysis include forecasts of expected future cash flows, including elements such as revenues, cost of sales, operating expenses, tax expenses, working capital, investment and capital expenditures. Key assumptions also include expected near- and long-term growth rates, as well as expected profitability levels and capital investment. Since the forecasted cash flows of the business need to be discounted to present value in order to arrive at estimates of fair value, discount rates must also be estimated and applied in the valuation models. These discount rates are based on estimates of a market weighted-average cost-of-capital for the reporting.

The annual impairment test is performed during the fourth fiscal quarter. Our recent impairment test indicated that our Networking reporting unit’s fair value exceeded its carrying value. Since our Visibility reporting unit was acquired in the third quarter of fiscal 2013, we evaluated the qualitative factors since the date of acquisition and concluded that it is unlikely that the fair value of this reporting unit is less than its carrying amount, and accordingly, the two-step impairment test was not conducted for this reporting unit. As part of our annual test, we also consider our recent market capitalization levels and compare aggregate fair value of our reporting units to the fair value of the Company as a whole, primarily based on our market capitalization. Although our annual test resulted in no impairment, given the recent volatility of our market capitalization, it is reasonably possible that our goodwill could become impaired in the near term. See Note 6, “Goodwill and Intangible Assets, Net,” in the accompanying notes to consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information.

Acquisitions — Purchase Price Allocation.     We allocate the purchase price of an acquired business to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair value as the acquisition date. The excess of the purchase price over the fair value of the underlying acquired net tangible and intangibles assets, if any, is recorded as goodwill. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques.

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

Litigation Costs and Contingencies.    We record a charge equal to at least the minimum estimated liability for a loss contingency or litigation settlement when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. The determination of whether a loss contingency or litigation settlement is probable or reasonably possible involves a significant amount of management judgment, as does the estimation of the range of loss given the nature of contingencies. Liabilities related to litigation settlements with multiple elements are recorded based on the fair value of each element. Legal and other litigation related costs are recognized as the services are provided. We record insurance and other indemnity recoveries for litigation costs when both of the following conditions are met: (i) the recovery is probable and (ii) collectability is reasonably assured. The insurance recoveries recorded are only to the extent the litigation costs have been incurred and recognized in the financial statements; however, it is reasonably possible that the actual recovery may be significantly different from our estimates. There are many uncertainties associated with any litigation, and we cannot provide assurance that any actions or other third party claims against us will be resolved without costly litigation or substantial settlement charges. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected. See Note 9, “Commitments and Contingencies,” in the notes to consolidated financial statements in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Recently Adopted and Recently Issued Accounting Standards

See Note 1, “Summary of Significant Accounting Policies”, in the accompanying notes to consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for a description of the recently adopted and recently issued accounting standards.

Liquidity and Capital Resources

Our principal sources of liquidity consist of our existing cash balances and investments, as well as funds expected to be generated from operations. At June 30, 2013, we had approximately $167.7 million in working capital and approximately $105.6 million in cash and cash equivalents and current investments, as compared to approximately $260.6 million in working capital and approximately $229.9 million in cash and cash equivalents and current investments at July 1, 2012. We have historically maintained an investment portfolio of various security holdings, types, and maturities that meet credit quality standards in accordance with our investment guidelines. We limit our exposure to any one issuer or type of investment with the exception of U.S. Government issued or U.S. Government sponsored entity securities. Our investments portfolio balance was zero at June 30, 2013. As of July 1, 2012, our investments primarily consisted of marketable certificates of deposits and fixed income securities. We did not hold any auction rate securities or direct investments in mortgage-backed securities as of June 30, 2013 or July 1, 2012.

Our cash balances and investments are held in numerous locations throughout the world. As of June 30, 2013, our international subsidiaries held approximately 29% of our total cash, cash equivalents and investment securities, which will be used to repay obligations to U.S. affiliate entities that arise in the normal course of business and would not result in incremental U.S. tax liabilities when paid.

Cash Flows

The following table summarizes our cash flows for fiscal years 2013 and 2012:

	2013	2012
	(In thousands)
Net cash (used in) provided by:
Operating activities	$10,597	$79,044
Investing activities	(94,466)	8,356
Financing activities	(11,200)	(16,910)
Effect of foreign currency translation on cash and cash equivalents	(342)	(602)

(Decrease) increase in cash and cash equivalents:	$(95,411)	$69,888

Operating Activities

Cash provided by operating activities during fiscal 2013 was approximately $10.6 million compared to approximately $79.0 million for fiscal 2012. The decrease in cash flows from operating activities was primarily due to a payment of $58.0 million related to the Settlement Agreement entered into with Broadcom on July 3, 2012, of which approximately $36.8 million was accrued during fiscal 2012. See Note 9, “Commitments and Contingencies,” in the accompanying notes to consolidated financial statements under the caption, “Litigation” included in Part IV, Item 15(a) of this Annual Report on Form 10-K. The Broadcom payment was partially offset by income tax refunds received of approximately $6.6 million less income taxes paid of approximately $3.6 million. The current period cash provided by operating activities resulted from net loss of approximately $5.2 million, non-cash adjustments for amortization of intangible assets of approximately $27.7 million, share-based compensation expense of approximately $21.8 million, and depreciation and amortization of approximately $18.2 million; and changes in operating assets and liabilities including a decrease in accounts payable, accrued liabilities and other liabilities of approximately $43.3 million and an increase in prepaid expenses, prepaid income taxes and other assets of approximately $18.0 million primarily due to the Broadcom payment, offset by a decrease of approximately $4.5 million in accounts receivable, an increase in accrued taxes of approximately $2.0 million, and a decrease in inventories of approximately $1.1 million.

Investing Activities

Cash used in investing activities during fiscal 2013 was approximately $94.5 million compared to cash provided by approximately $8.4 million for fiscal 2012. The current period usage of cash was primarily related to our acquisition of Endace for approximately $107.7 million and purchases of property and equipment of approximately $15.7 million, offset by the maturities of investments, net of purchases, of approximately $28.9 million.

Financing Activities

Cash used in financing activities for fiscal 2013 was approximately $11.2 million compared to approximately $16.9 million for fiscal 2012. The current period usage of cash was primarily due to approximately $11.8 million of purchases of noncontrolling interests in Endace, and payroll tax withholdings on behalf of employees for restricted stock of approximately $4.0 million, partially offset by the proceeds from issuance of common stock under stock plans of approximately $4.9 million.

Prospective Capital Needs

In early August 2008, our Board of Directors authorized a plan to repurchase up to $100.0 million of our outstanding common stock. In April 2009, upon receipt of an unsolicited takeover proposal and related tender offer of Broadcom to acquire us, our Board of Directors elected to temporarily suspend any activity under the share repurchase plan. In light of Broadcom allowing its tender offer to expire on July 14, 2009, Emulex’s Board of Directors elected to reactivate the $100.0 million share repurchase plan effective July 15, 2009. From June 29, 2009 through June 30, 2013, the Company repurchased approximately 9.0 million shares of its common stock for an aggregate purchase price of approximately $78.4 million at an average purchase price of $8.67 per share under this plan. Our Board of Directors has not set an expiration date for the plan. Therefore, we may repurchase additional shares under this plan from time to time through open market purchases or privately negotiated transactions. It is expected that any future share repurchases will be financed by available cash and cash from operations.

We plan to continue our strategic investment in research and development, sales and marketing, capital equipment, and facilities. We may also consider internal and external investment opportunities in order to achieve our growth and market leadership goals, including licensing and product development alignment agreements with our suppliers, customers, and other third parties. We believe that our existing cash and cash equivalents, current investments, and anticipated cash flows from operating activities will be sufficient to support our working capital needs, capital expenditure requirements and stock repurchasing expenditures for at least the next 12 months, although we may also consider external financing sources. We currently do not have any outstanding lines of credit or other borrowings.

We have disclosed outstanding legal proceedings in Note 9, “Commitments and Contingences,” in the accompanying notes to consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K, including the consolidated patent infringement lawsuit filed by Broadcom against us. This lawsuit continues to present risks that could have a material adverse effect on our business, financial condition, or results of operations, including loss of patent rights, monetary damages, and injunction against the sale of accused products. We continue to present a vigorous post-trial defense against this on-going lawsuit, and have appealed the trial verdict. On July 3, 2012, we entered into a Settlement Agreement pursuant to which both parties agreed to settle and release certain claims related to the patent infringement litigation. The Settlement Agreement provided for certain amendments to the April 3, 2012 Permanent Injunction, and dismissals of certain allegations of the lawsuit, including portions of the scheduled re-trial. We also received a worldwide limited license to the ‘691 patent, the ‘150 patent, the ‘194 patent and related families for certain fields of use including Fibre Channel applications. We expect to incur incremental mitigation, product redesign, appeal related expenses during fiscal 2014 in the range of $6 million to $7 million. In addition, we have agreed to participate in certain customer royalty obligations arising under their licensing agreements with Broadcom that are expected to be from $2 million to $8 million during fiscal 2014. Such costs will reduce gross margins in the periods accrued. See “Product Redesign Activities and Potential Royalty Obligations” in Part II, Item 7 of this Annual Report on Form 10-K. Also see “Third party claims of intellectual property infringement could adversely affect our business” and “We are dependent on sole source and limited source third party suppliers and EMS providers for our products” in Part I, Item 1A — Risk Factors, of this Annual Report on Form 10-K for a description of certain risks relating to the litigation with Broadcom that could impact our liquidity and prospective capital needs.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of June 30, 2013, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We issue letters of credit or bank guarantees in the normal course of business as required by certain vendors. As of June 30, 2013, we had approximately $0.6 million in outstanding letters of credit and bank guarantees of which approximately $0.3 million were secured by restricted cash deposits that have been classified within prepaid expenses and other current assets in the accompanying balance sheet. Approximately $0.3 million of outstanding letters of credit and bank guarantees are not secured.

Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations as of June 30, 2013, and the effect such obligations are expected to have on our liquidity in future periods. The estimated payments reflected in this table are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those reflected in the table.

	Payments Due by Period
	Total	2014	2015	2016	2017	2018	Thereafter
	(In thousands)
Leases(1)	$22,644	$6,410	$5,828	$5,001	$2,584	$1,866	$955
Purchase commitments(2)	41,554	41,554	—	—	—	—	—
Other commitments(3)	11,934	7,520	3,236	1,178	—	—	—

Total(4)(5)	$76,132	$55,484	$9,064	$6,179	$2,584	$1,866	$955

(1)	Lease payments include common area maintenance (CAM) charges.

(2)	Purchase commitments represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of June 30, 2013. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

(3)	Other commitments consist primarily of commitments for software license fees of approximately $8.2 million.

(4)	Excludes approximately $42.7 million of liabilities for uncertain tax positions for which we cannot make a reasonably reliable estimate of the period of payment. See Note 11, “Income Taxes,” in the accompanying notes to consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

(5)	The expected timing of payments for the obligations discussed above is estimated based on current information. Timing of payment and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. Amounts disclosed as contingent or milestone based obligations depend on the achievement of the milestones or the occurrence of the contingent events and can vary significantly.

Item 7A.	Qualitative and Quantitative Disclosures about Market Risk.

Interest Rate Sensitivity

We do not believe our cash and cash equivalents are subject to significant interest rate risk due to their short terms to maturity. As of June 30, 2013, the carrying value of our cash and cash equivalents approximated fair value.

As of June 30, 2013, the balance of our investment portfolio was zero as the securities reached maturity and the proceeds were not re-invested in other securities.

Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to generally be minimal. Currently, sales to customers and arrangements with third-party manufacturers provide for pricing and payment in U.S. dollars (USD), and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the USD relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the USD relative to other currencies could result in our suppliers raising their prices to continue doing business with us. We are also exposed to foreign exchange rate fluctuations for a portion of our expenses that are denominated in currencies other than the USD, primarily with respect to our operations in India and New Zealand, for which we do not maintain an active hedging program. As a result, fluctuations in currency exchange rates have affected, and could continue to affect our business and results of operations.

Item 8.	Financial Statements and Supplementary Data.

The information required by this Item is included herein as part of Part IV, Item 15(a) Financial Statements and Schedules of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, to ensure that information required to be disclosed is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2013.

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

Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. We acquired Endace Limited (Endace) during the year ended June 30, 2013. We have excluded from our overall assessment of Emulex’s internal control over financial reporting as of June 30, 2013, internal control over financial reporting associated with Endace’s total assets of $161.3 million and total revenues of $13.1 million. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2013.

The independent registered public accounting firm that audited the consolidated financial statements included in this annual report has issued an audit report on management’s assessment of our internal control over financial reporting. See Part IV, Item 15(a) Financial Statement and Schedules of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

With the exception of our ongoing transition of Endace processes, systems and controls into our existing system of internal controls over financial reporting during the year ended June 30, 2013, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

There is incorporated herein by reference the information required by this Item in the Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended June 30, 2013.

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

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2013 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 30, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of June 30, 2013.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Related in Column (a))
	(a)	(b)	(c)
Equity compensations plans approved by security holders(1)	7,825,739	$6.30	9,449,502	(4)
Employee stock purchase plan approved by security holders(2)	—	—	1,250,567
Equity compensations plans not approved by security holders(3)	329,022	$7.84	4,432

Total	8,154,761	$6.36	10,704,501

(1)	Consists of the Emulex Corporation Employee Stock Option Plan, the Emulex Corporation 2005 Equity Incentive Plan, the Emulex Corporation 2004 Employee Stock Incentive Plan, and the Emulex Corporation 1997 Stock Option Plan for Non-Employee Directors.

(2)

The Emulex Employee Stock Purchase Plan enables employees to purchase our common stock at a 15% discount to the lower of market value at the beginning or end of each six month offering period. As such, the number of shares that may be issued during a given six month period and the purchase price of such shares cannot be determined in advance. See Note 11, “Income Taxes,” in the accompanying notes to consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

(3)	Consists of the ServerEngines Corporation (ServerEngines) Amended and Restated 2008 Stock Option Plan, Sierra Logic, Inc. (Sierra Logic) 2001 Stock Option Plan, Aarohi Communications Inc. (Aarohi) 2001 Stock Option Plan, the Vixel Corporation (Vixel) 2000 Non-Officer Equity Incentive Plan, the Vixel Corporation 1999 Equity Incentive Plan, the Vixel Corporation Amended and Restated 1995 Stock Option Plan. Options issued under these plans were converted into options to purchase Emulex Corporation common stock as a result of the acquisitions of ServerEngines, Sierra Logic, Aarohi, and Vixel.

(4)	Includes net unvested stock granted of 3,413,522 shares that are not deemed issued for accounting purposes until vested.

Item 13.	Certain Relationships and Related Transactions.

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2013 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 30, 2013.

Item 14.	Principal Accountant Fees and Services.

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2013 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 30, 2013.

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

June 30, 2013, July 1, 2012 and July 3, 2011

(With Report of Independent Registered Public Accounting Firm Thereon)

All other schedules are omitted because the required information is not applicable or the information is presented in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Emulex Corporation:

We have audited the accompanying consolidated balance sheets of Emulex Corporation and subsidiaries as of June 30, 2013 and July 1, 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2013. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emulex Corporation and subsidiaries as of June 30, 2013 and July 1, 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Emulex Corporation’s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 28, 2013, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Irvine, California

August 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Emulex Corporation:

We have audited Emulex Corporation’s internal control over financial reporting as of June 30, 2013 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Emulex Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Emulex Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Emulex Corporation acquired Endace Limited during the year ended June 30, 2013, and management excluded from its assessment of the effectiveness of Emulex Corporation’s internal control over financial reporting as of June 30, 2013, Endace Limited’s internal control over financial reporting associated with total assets of $161.3 million and total revenues of $13.1 million included in the consolidated financial statement of Emulex Corporation as of and for the year ended June 30, 2013. Our audit of internal control over financial reporting of Emulex Corporation also excluded an evaluation of the internal control over financial reporting of Endace Limited.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Emulex Corporation and subsidiaries as of June 30, 2013 and July 1, 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2013, and our report dated August 28, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Irvine, California

August 28, 2013

EMULEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2013 and July 1, 2012

	2013	2012
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$105,637	$201,048
Investments	—	28,879
Accounts receivable, net of allowance for doubtful accounts of $1,293 and $1,766 at June 30, 2013 and July 1, 2012, respectively	82,363	84,106
Inventories	23,897	20,319
Prepaid income taxes and income tax receivable	10,166	10,784
Prepaid expenses and other current assets	14,113	7,380
Deferred income taxes	3,137	10,722

Total current assets	239,313	363,238

Property and equipment, net	62,415	60,118
Goodwill	248,519	177,290
Intangible assets, net	139,298	105,002
Other assets	21,164	7,311

Total assets	$710,709	$712,959

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,725	$26,889
Accrued and other current liabilities	43,861	75,700

Total current liabilities	71,586	102,589

Other liabilities	4,924	3,878
Deferred income taxes	17,048	3,876
Accrued taxes	29,526	27,513

Total liabilities	123,084	137,856

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	—	—
Common stock, $0.10 par value; 240,000,000 shares authorized; 108,896,648 and 106,771,909 issued at June 30, 2013 and July 1, 2012, respectively	10,890	10,677
Additional paid-in capital	1,279,839	1,261,619
Accumulated deficit	(472,354)	(467,140)
Accumulated comprehensive loss	(2,370)	(1,673)
Treasury stock, at cost; 17,592,322 and 17,592,322 shares at June 30, 2013 and July 1, 2012, respectively	(228,380)	(228,380)

Total stockholders’ equity	567,625	575,103

Total liabilities and stockholders’ equity	$710,709	$712,959

See accompanying notes to consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended June 30, 2013, July 1, 2012 and July 3, 2011

	2013	2012	2011
	(In thousands, except per share data)
Net revenues	$478,567	$501,769	$452,543

Cost of sales:
Cost of goods sold	173,004	184,593	167,280
Amortization of core and developed technology intangible assets	21,800	24,031	33,127
Patent litigation settlement, damages, and royalties	4,963	37,310	—

Total cost of sales	199,767	245,934	200,407

Gross profit	278,800	255,835	252,136

Operating expenses:
Engineering and development	168,446	163,552	170,845
Selling and marketing	66,235	59,990	58,635
General and administrative	38,893	35,658	56,133
Amortization of other intangible assets	5,935	6,569	9,334
In-process research and development impairment	—	—	6,000

Total operating expenses	279,509	265,769	300,947

Operating (loss) income	(709)	(9,934)	(48,811)

Non-operating (expense) income, net:
Interest income	34	97	96
Interest expense	(24)	(15)	(373)
Impairment of strategic investment	—	—	(9,184)
Other income (expense), net	(4,884)	350	(575)

Total non-operating (expense) income, net	(4,874)	432	(10,036)

(Loss) income before income taxes	(5,583)	(9,502)	(58,847)
Income tax (benefit) provision	(369)	1,578	24,763

Net (loss) income	$(5,214)	$(11,080)	$(83,610)

Net (loss) income per share:
Basic	$(0.06)	$(0.13)	$(0.97)
Diluted	$(0.06)	$(0.13)	$(0.97)
Number of shares used in per share computations:
Basic	90,271	86,585	86,038
Diluted	90,271	86,585	86,038

See accompanying notes to consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended June 30, 2013, July 1, 2012 and July 3, 2011

	2013	2012	2011
	(In thousands, except per share data)
Net (loss) income	$(5,214)	$(11,080)	$(83,610)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(697)	(1,435)	377

Comprehensive (loss) income	$(5,911)	$(12,515)	$(83,233)

See accompanying notes to consolidated financial statements

EMULEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended June 30, 2013, July 1, 2012 and July 3, 2011

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Treasury Stock	Total Stockholder’s Equity
	Shares Outstanding	Amount
	(In thousands, except per share data)
Balance at June 27, 2010	80,666,822	9,122	1,123,365	(372,450)	(615)	(168,240)	591,182

Net loss	—	—	—	(83,610)	—	—	(83,610)
Other comprehensive income	—	—	—	—	377	—	377
Share-based compensation expense	—	—	39,211	—	—	—	39,211
Stock awards vested	1,534,589	153	(153)	—	—	—	—
Payroll tax withholdings on behalf of employees for restricted stock	(540,774)	(53)	(5,624)	—	—	—	(5,677)
Tax shortfall from exercise of stock options	—	—	(1,648)	—	—	—	(1,648)
Issuance of common stock under employee stock purchase plan	721,462	72	6,313	—	—	—	6,385
Exercise of stock options	252,979	25	1,666	—	—	—	1,691
Issuance of common stock to acquire ServerEngines	7,527,010	753	66,614	—	—	—	67,367
Issuance of contingent consideration related to ServerEngines acquisition (Note 2)	1,942,035	194	11,306	—	—	—	11,500
Stock options assumed from ServerEngines acquisition	—	—	1,995	—	—	—	1,995
Purchase of treasury stock	(4,105,271)	—	—	—	—	(40,082)	(40,082)

Balance at July 3, 2011	87,998,852	10,266	1,243,045	(456,060)	(238)	(208,322)	588,691
Net loss	—	—	—	(11,080)	—	—	(11,080)
Other comprehensive loss	—	—	—	—	(1,435)	—	(1,435)
Share-based compensation expense	—	—	22,084	—	—	—	22,084
Stock awards vested	1,708,164	170	(170)	—	—	—	—
Payroll tax withholdings on behalf of employees for restricted stock	(661,663)	(66)	(5,153)	—	—	—	(5,219)
Tax shortfall from exercise of stock options	—	—	(5,619)	—	—	—	(5,619)
Issuance of common stock under employee stock purchase plan	830,199	83	5,689	—	—	—	5,772
Exercise of stock options	242,638	24	1,943	—	—	—	1,967
Issuance of contingent consideration related to ServerEngines acquisition (Notes 2 and 10)	1,997,477	200	(200)	—	—	—	—
Purchase of treasury stock	(2,936,080)	—	—	—	—	(20,058)	(20,058)

Balance at July 1, 2012	89,179,587	10,677	1,261,619	(467,140)	(1,673)	(228,380)	575,103
Net loss	—	—	—	(5,214)	—	—	(5,214)
Other comprehensive loss	—	—	—	—	(697)	—	(697)
Share-based compensation expense	—	—	20,516	—	—	—	20,516
Stock awards vested	1,806,155	180	(180)	—	—	—	—
Payroll tax withholdings on behalf of employees for restricted stock	(583,954)	(58)	(3,991)	—	—	—	(4,049)
Tax shortfall from exercise of stock options and vesting of stock awards	—	—	(2,732)	—	—	—	(2,732)
Issuance of common stock under employee stock purchase plan	875,857	88	4,734	—	—	—	4,822
Exercise of stock options	26,681	3	71	—	—	—	74
Excess of cash paid over book value for non controlling interest in Endace	—	—	(198)	—	—	—	(198)

Balance at June 30, 2013	91,304,326	$10,890	$1,279,839	$(472,354)	$(2,370)	$(228,380)	$587,625

See accompanying notes to consolidated financial statements

EMULEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2013, July 1, 2012 and July 3, 2011

	2013	2012	2011
	(In thousands, except per share data)
Cash flows from operating activities:
Net (loss) income	$(5,214)	$(11,080)	$(83,610)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	18,200	18,064	21,216
Share-based compensation expense	21,802	22,169	39,260
Amortization of intangible assets	27,735	30,600	42,461
Impairment of strategic investment	—	—	9,184
In-process research and development impairment	—	—	6,000
Provision for losses on accounts receivables	(473)	23	90
Accrued interest income, net	(60)	177	59
Loss on disposal of property and equipment	265	142	322
Deferred income taxes	1,886	(6,757)	16,770
Excess tax benefits from share-based compensation	(48)	(246)	(937)
Foreign currency adjustments	107	51	(55)
Changes in assets and liabilities net of acquisitions:
Accounts receivables	4,515	(9,982)	(13,037)
Inventories	1,137	105	(6,457)
Prepaid expenses, prepaid income taxes and other assets	(18,004)	10,757	13,396
Accounts payable, accrued liabilities, and other liabilities (Note 7)	(43,264)	25,708	(8,303)
Accrued taxes	2,013	(687)	(6,471)

Net cash provided by operating activities	10,597	79,044	29,888

Cash flows from investing activities:
Net proceeds from sale of property and equipment	26	158	89
Purchases of property and equipment	(15,722)	(14,936)	(20,920)
Acquisitions, net of cash acquired	(107,709)	—	(53,068)
Purchases of intangible assets	—	—	(4,000)
Loans to privately-held companies	—	—	(1,000)
Cash received from escrow for prior business combination	—	—	1,000
Purchases of investments	(14,030)	(28,938)	(97,489)
Maturities of investments	42,969	52,072	91,230

Net cash (used in) provided by investing activities	(94,466)	8,356	(84,158)

Cash flows from financing activities:
Repurchase of common stock	—	(20,058)	(40,082)
Purchases of noncontrolling interest in Endace Limited	(11,828)	—	—
Payroll tax withholdings on behalf of employees for restricted stock	(4,049)	(4,837)	(5,677)
Repayment of debt to the Founders of ServerEngines Corporation	—	—	(26,897)
Proceeds from issuance of common stock under stock plans	4,896	7,739	8,076
Excess tax benefits from share-based compensation	48	246	937
Increase in restricted cash	(267)	—	—

Net cash used in financing activities	(11,200)	(16,910)	(63,643)

Effect of exchange rates on cash and cash equivalents	(342)	(602)	260

Net (decrease) increase in cash and cash equivalents	(95,411)	69,888	(117,653)
Cash and cash equivalents at beginning of year	201,048	131,160	248,813

Cash and cash equivalents at end of year	$105,637	$201,048	$131,160

See accompanying notes to consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Summary of Significant Accounting Policies

Description of Business

Emulex Corporation (Emulex or the Company), a Delaware corporation, creates high-performance network connectivity, monitoring and management products, providing solutions for global networks that support enterprise, cloud, government and telecommunications. The Company’s products enable industry leading end-to-end application visibility, optimization, and acceleration in the data center and have been designed into server and storage solutions from leading Original Equipment Manufacturers (OEMs).

Emulex’s storage and server networking offerings include host bus adapters (HBAs), mezzanine cards for blade servers, Converged Network Adapters (CNAs), Universal Converged Network Adapters (UCNAs), Local Area Network on Motherboards (LOMs), embedded storage bridges, routers, and switches, storage Input/Output controllers (IOCs), and data center networking solutions. HBAs and mezzanine cards are the data communication products that enable servers to connect to storage networks by offloading communication processing tasks as information is delivered and sent to the storage network. CNAs efficiently move data between local area networks and storage area networks using Ethernet and Fibre Channel over Ethernet protocols. UCNAs provide for efficiency of data center operations by consolidating the usage of single protocol cards into using a single card to handle multiple protocol traffic for all applications and leading server architectures. LOMs are Ethernet Controllers targeting enterprise applications requiring high wire-speed performance, multi-protocol offload capabilities, and advanced Input/Output virtualization. Embedded storage bridges, routers, switches, and IOCs are deployed inside storage arrays, tape libraries and other storage appliances.

The Company’s monitoring and management solutions, including its portfolio of Intelligent Network Recorders (INR) and network visibility products, provide organizations with complete network performance management at speeds up to 100 gigabit (Gb) Ethernet. INR technology provides data packet capture ability to respond efficiently to network problems and establish the true root cause of service-affecting issues, which is critical for large organizations that depend on their networks for business continuity.

Exit and Disposal Activities

During the fourth quarter of fiscal 2013, the Company decided to take certain actions with respect to its operations, consisting primarily of workforce reductions, and recorded approximately $2.7 million in severance costs during fiscal 2013, the majority of which was paid in July 2013.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Emulex Corporation, and its wholly-owned-subsidiaries. Material intercompany transactions and balances have been eliminated in consolidation.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Use of Estimates

The preparation of the consolidated financial statements, notes, and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and assumptions relating to the reported amount of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Estimates are used for, but not limited to, revenue recognition and cost of sales; the useful life and valuation of property and equipment and intangibles; valuation of goodwill; deferred taxes and any associated valuation allowances; tax uncertainties; allowances for doubtful accounts and sales related reserves; inventory valuation; stock-based compensation; warranty and other accrued liabilities; cost of an acquired entity and allocation of purchase price; fair value measurements; and litigation costs and related accruals. Actual results could differ materially from management’s estimates.

Foreign Currency Translation

Assets and liabilities are translated into U.S. dollars at the exchange rate at the balance sheet date, whereas revenues and expenses are translated into U.S. dollars at the average exchange rate for the reporting period. Translation adjustments are included in accumulated other comprehensive income (loss) and realized transaction gains and losses are recorded within other income (expense), net in the consolidated statements of operations. Foreign exchange (losses)/gains were approximately $(5.0) million, $0.4 million and $(0.6) million in fiscal 2013, 2012 and 2011, respectively.

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

Restricted Cash

Restricted cash primarily represents deposits under lien to secure bank rental guarantees and letters of credit. Restricted cash was approximately $0.3 million at June 30, 2013, and is included within prepaid expenses and other current assets in the Consolidated Balance Sheets.

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

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on accounts receivable are included in net cash provided by operating activities in the accompanying consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make requested payments based upon historical write-offs as a percentage of net revenues and management’s review of outstanding accounts receivable. Amounts due from customers are charged against the allowance for doubtful accounts when management believes the collectability of the amount is unlikely. Although the Company has not experienced significant losses on accounts receivable historically, its accounts receivable are concentrated with a small number of customers. Consequently, any write off associated with one of these customers could have a significant impact on the Company’s allowance for doubtful accounts and results of operations.

Inventories

Inventories are stated at the lower of cost on a first-in, first-out basis or market. The Company regularly compares forecasted demand for its products against inventory on hand and open purchase commitments to adjust the carrying value of inventories to their net realizable value.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over estimated useful lives of 1 to 5 years for building improvements, up to 39 years for buildings and land improvements, 1 to 7 years for production and test equipment, and 1 to 10 years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the asset. Depreciation expense related to property and equipment used in the production process is recorded in cost of sales. Depreciation expense related to property and equipment used in all other activities is recorded in operating expenses.

Goodwill

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Goodwill is not amortized, but instead, is tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goodwill might be impaired. In assessing goodwill impairment for each of its reporting units, the Company has the option to first assess the qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company’s qualitative assessment of the recoverability of goodwill considers various macroeconomic, industry-specific and company-specific factors including: (i) severe adverse industry or economic trends; (ii) significant company-specific actions; (iii) current, historical or projected deterioration of the Company’s financial performance; or (iv) a sustained decrease in the Company’s market capitalization below its net book value. If, after assessing the totality of events or circumstances, the Company determines it is unlikely that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if the Company concludes otherwise, then the Company is required to perform the first step of the two-step impairment test by comparing the fair value of the reporting unit, determined using future projected discounted operating cash flows, with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired; otherwise, goodwill is considered impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill. The Company also has the option to bypass the qualitative assessment and proceed directly to performing the first step of the two-step goodwill impairment test. The Company may resume performing the qualitative assessment in any subsequent period. The annual impairment test is performed during the fourth fiscal quarter. See Note 6, “Goodwill and Intangible Assets, Net,” for additional information.

Intangible Assets and Other Long-Lived Assets

Intangible assets resulting from acquisitions or licensing agreements are carried at cost less accumulated amortization and impairment charges, if any. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets, ranging from one to twelve years. Acquired in-process research and development (IPR&D) is recorded at fair value as an indefinite-lived intangible asset at the acquisition date until the completion or abandonment of the associated research and development efforts or impairment. IPR&D projects relate to in-process projects that have not reached technological feasibility as of the acquisition date and have no alternative future use. Upon completion of development, acquired in-process research and development assets are transferred to finite-lived intangible assets and amortized over their useful lives.

Intangible assets and other long-lived assets are tested for recoverability periodically and whenever events or circumstances indicate that their carrying value may not be recoverable. The amount of impairment, if any, is measured based on fair value, which is determined using future projected discounted operating cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.

Revenue Recognition

The majority of the Company’s hardware sales are made to OEM customers. Emulex generally recognizes revenue for hardware sales at the time of shipment when title and risk of loss have passed, evidence of an arrangement has been obtained, pricing is fixed or determinable, and collectability is reasonably assured. Additionally, the Company maintains sales related reserves for its sales incentive programs. Based on the specific program criteria, the Company classifies the costs of these incentive programs as a reduction to revenue, a cost of sale, or an operating expense.

The Company makes certain sales through two tier distribution channels using selected distributors and Master Value Added Resellers (collectively, Distributors). These Distributors are subject to distribution agreements that may be terminated upon written notice by either party, and that generally provide privileges to return a portion of inventory and to participate in price protection and cooperative marketing programs that limit our ability to reasonably estimate product returns and the final price of inventory sold to distributors. Accordingly, we recognize revenue on their standard non-OEM specific products sold to its Distributors based on

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a sell-through model. OEM specific models sold to Distributors are generally governed under the related OEM agreements rather than under these distribution agreements; accordingly, the Company generally recognizes revenue at the time of shipment for OEM specific products shipped to its Distributors.

The Company also enters into certain sales transactions, referred to as multiple-element arrangements, which generally include the sale of hardware with standalone value that includes embedded software that is essential to the functionality of such hardware, and related maintenance services for a period of one to three years. These sale arrangements do not include return rights or contingent payment terms. The Company uses the following hierarchy to determine the selling price to be used for allocating revenue to each deliverable: (i) vendor specific evidence (VSOE) of fair value, if available, (ii) third-party evidence (TPE) of selling price if VSOE is not available, and (iii) best estimate of the selling price (BESP) if neither VSOE nor TPE is available. BESPs reflect the Company’s best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis. The Company utilizes BESP as VSOE and TPE was determined not to exist for its deliverables in these arrangements. The Company’s process for determining its BESPs considers multiple factors including prices charged by the Company for similar offerings; historical pricing practices; and product-specific profit objectives. Such factors can impact the timing and amount of revenues and net income recognized over the term of the contract. Consideration allocated to the equipment is recognized in accordance with our general revenue recognition criteria for product sales discussed above. Consideration allocated to the maintenance element is recognized on a straight-line basis over the term of the maintenance agreement. Amounts received in advance of revenue recognition are recorded as deferred revenues.

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

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses amounted to approximately $5.0 million, $6.3 million and $4.6 million for fiscal years 2013, 2012 and 2011, respectively.

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

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

legislation, evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional liabilities or potentially to reverse previously recorded tax liabilities.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is recorded against any deferred tax assets when, in the judgment of management, it is more likely than not that all of or part of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including recent financial performance, scheduled reversals of temporary differences, projected future taxable income, availability of taxable income in carryback periods, and tax planning strategies.

Stock-Based Compensation

The Company accounts for its stock-based awards to employees and non-employees using the fair value method. Although we grant unvested stock awards, cash-settled stock unit awards and stock options, the majority of the awards granted and stock based compensation recognized consists of unvested stock awards. The fair value of each unvested stock award is determined based on the closing price of the underlying common stock on the date of grant. The fair value of each cash-settled unit award is determined based on the closing price of our common stock upon vesting, and therefore, is subject to remeasurement at each reporting period until the award is vested. For stock options, the fair value of each option is based on several criteria including, but not limited to, the valuation model used and associated input factors including principally stock price volatility and, to a lesser extent, expected term, dividend rate, and risk-free interest rate. The input factors used in the valuation model are based on subjective future expectations combined with management judgment. Expected volatilities are based on methodologies utilizing equal weighting involving both historical periods equal to the expected term and implied volatilities based on traded options to buy the Company’s shares. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period for each separate vesting tranche of the award. A forfeiture rate assumption is applied in determining the fair value of our stock-based compensation related to both unvested stock awards and stock options based on future expectations. In addition, a probability assessment is applied to unvested performance-based stock awards. These adjustments may materially impact our results of operations in the period such changes are made.

Litigation Costs

The Company records a charge equal to at least the minimum estimated liability for a loss contingency or litigation settlement when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. Liabilities related to litigation settlements with multiple elements are recorded based on the fair value of each element. Legal and other litigation related costs are recognized as the services are provided. The Company records insurance and other indemnity recoveries for litigation costs when both of the following conditions are met: (i) the recovery is probable and (ii) collectability is reasonably assured. The insurance recoveries are only to the extent the litigation costs have been incurred and recognized in the financial statements; however, it is reasonably possible that the actual recovery may be significantly different from the Company’s estimates. There are many uncertainties associated with any litigation, and the Company cannot provide assurance that any actions or other third party claims against the Company will be resolved without costly litigation or substantial settlement charges. If any of those events were to occur, the Company’s business, financial condition and results of operations could be materially and adversely affected.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing adjusted net income (loss) by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would be outstanding if the dilutive potential common shares and unvested stock from stock option plans. In periods with net income, the dilutive effect of outstanding stock options and unvested stock is reflected in diluted net income per share by application of the treasury stock method.

Supplemental Cash Flow Information

Cash paid during the year for:

	2013	2012	2011
	(In thousands)
Interest	$24	$14	$17
Income taxes	3,611	6,966	11,620
Non-cash activities:
Purchases of property and equipment not paid, net	353	336	94
Settlement of other assets in conjunction with business acquisition	—	—	24,466	(1)
Accrued payroll tax withholdings for shares issued to employees	—	382	—

(1)	Related to the ServerEngines acquisition. See Note 2.

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

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, that may be used to measure fair value, of which the first two are considered observable and the last unobservable. A description of the three levels of inputs is as follows:

Level 1 — Quoted prices in (unadjusted) active markets for identical assets or liabilities;

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

The Company’s financial instruments consist primarily of cash and cash equivalents as of June 30, 2013. The fair values of cash and cash equivalents are determined based on Level 1 inputs.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business and Credit Concentration

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and accounts receivable. Cash, cash equivalents, and investments are primarily maintained at three major financial institutions in the United States. Deposits held with banks may exceed the amount of insurance provided on such deposits, if any. The Company principally invests in U.S. Government issued securities, U.S. Government sponsored entity securities and corporate bonds and with the exception of the U.S. Government issued or U.S. Government sponsored entity securities, limits the amount of credit exposure to any one entity.

The majority of the Company’s revenues are derived from sales to OEMs in the computer storage and server industry. Consequently, the Company’s net revenues and accounts receivable are highly concentrated among a few customers. Direct sales to the Company’s top five customers accounted for 71%, 70% and 64% of total net revenues in fiscal years 2013, 2012 and 2011, respectively. The level of sales to any single customer may vary and the loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on the Company. In addition, the recent growth of white box manufacturers and web giants has shifted server market share away from the Company’s traditional OEM customers, which may also impact future revenue. Although the Company sells to customers throughout the world, sales in the United States and Asia Pacific accounted for approximately 85%, 85% and 80% of the Company’s net revenues in fiscal years 2013, 2012 and 2011, respectively, and the Company expects for the foreseeable future, these sales will account for the substantial majority of the Company’s revenues. The Company maintains an allowance for doubtful accounts, and has not historically experienced significant loss on its accounts receivable. Sales are denominated in U.S. dollars. Consequently, the Company believes its foreign currency risk is minimal. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers.

Additionally, the Company currently relies on limited supply sources for several key components used in the manufacturing of its products. Also, the Company relies on five Electronics Manufacturing Services (EMS) providers for the manufacturing of its products. The inability or unwillingness of any single and limited source suppliers or the inability or unwillingness of any of the Company’s EMS providers to fulfill supply and production requirements, respectively, could materially impact future operating results.

Segment Information

Emulex has two reportable business segments, Networking and Visibility. The Visibility segment was formed as a result of the acquisition of Endace on February 26, 2013. The Networking segment includes the operating results of Network Connectivity Products (NCP), Storage Connectivity Products (SCP) and Advanced Technology & Other Products (ATP). The Visibility segment includes the operating results of Network Visibility Products (NVP) arising from the Endace acquisition.

Recently Adopted Accounting Standards

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

Recently Issued Accounting Standards

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” requiring an entity to present, either on the face of the statement where net income is presented or in the notes, significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount is required by U.S. GAAP to be reclassified in its entirety to net income. For amounts not required under U.S. GAAP to be reclassified in their entirety, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in ASU 2013-02 supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU 2011-05 and ASU 2011-12. For public entities, these amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012 and are to be applied prospectively. Since the Company’s other comprehensive income (loss) is comprised only of foreign currency translation adjustments, the Company does not expect any impact upon adoption of this guidance.

Note 2.    Business Combinations

Acquisition of Endace Limited

On February 26, 2013, the Company acquired 89.6% of the outstanding common stock and all outstanding stock options of Endace for cash consideration of approximately $110.4 million. The Company further extended the offer period to April 12, 2013 for remaining shareholders to tender their shares, acquired an additional 10.3% of the outstanding common stock of Endace for cash consideration of approximately $12.0 million and initiated compulsory acquisition proceedings for the remaining outstanding stock. The compulsory acquisition proceedings to acquire the remaining outstanding shares of Endace were concluded on April 25, 2013, at which time Emulex acquired the outstanding noncontrolling interest and obtained ownership of 100% of Endace for a total of approximately $122.4 million.

Endace is a New Zealand based company that was publicly traded on London AIM Stock Exchange as of February 26, 2013, and subsequently delisted effective March 27, 2013. Endace provides network visibility infrastructure including network monitoring appliances, network analytics software and ultra-high speed network access switching. Emulex’s software-defined convergence architecture and Endace’s network visibility infrastructure are expected to provide customers with new and innovative ways to solve the challenges of network complexity and ensure application-level performance at speeds of 10Gb and beyond. The ability of Endace’s network visibility technology to record, visualize and monitor network traffic provides customers with the ability to dynamically optimize application delivery across the infrastructure. The combination of Emulex’s and Endace’s technology is expected to provide customers the solutions to connect, monitor and manage high-performance networks.

The Company has preliminarily allocated the purchase price of approximately $110.4 million to the assets acquired and liabilities assumed at estimated fair values, and the excess of the purchase price over the aggregate fair values is recorded as goodwill. This allocation is subject to revision as the estimates of fair value of property and equipment, and deferred taxes are based on preliminary information and are subject to refinement. The Company is in the process of finalizing third party valuations of certain assets.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash	$2,707
Accounts Receivable	2,299
Inventory	4,673
Other current assets	1,892
Property and equipment	5,701
Other non-current assets	115
Intangible assets	62,030
Goodwill	71,229

Total assets acquired	150,646

Accounts payable	6,065
Accrued and other current liabilities	3,327
Deferred tax liabilities	19,010

Total liabilities assumed	28,402

Non-controlling interest	(11,828)

Purchase price	$110,416

	Useful Life (in years)	Estimated Fair Value
Intangible assets:
Developed technology	7-13	$43,000
Customer relationships	3-4	3,000
Tradenames	12	2,100
Backlog	1-2	130
In-process research and development	N/A	13,800

		$62,030

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The intangible assets acquired of approximately $62.0 million were determined based on the estimated fair values using valuation techniques consistent with the income approach to measure fair value. The useful lives were estimated based on the underlying agreements or the future economic benefit expected to be received from the assets. The Company concluded that the intangible assets classified as developed technology were identifiable intangible assets, separate from goodwill, since they were capable of being separated from Endace and sold, transferred or licensed, regardless of whether the Company intended to do so. The fair values of the identified intangible assets were estimated using several valuation methodologies, representing Level 3 fair value measurements. The values for developed technology and acquired in-process research and development (IPR&D) were estimated based on a multi-period excess earnings approach, while values for customer relationships and tradenames were assessed using the with-and-without and relief from royalty methodologies, respectively. Inputs used in the methodologies primarily included projected future cash flows, discounted at a rate commensurate with the risk involved. Specifically, the income approach valuations included the following assumptions:

Discount rate	14.0% - 19.5%
Tax rate	27.7% - 40.0%
Risk-free rate	2.7%
Peer company beta	1.2

The developed technology and IPR&D projects that comprise approximately $43.0 million and $13.8 million, respectively, of intangible assets relate to Network Visibility Products. The following table summarizes the valuation for developed technology and IPR&D by product type at the acquisition date:

	Developed Technology	IPR&D
DAG Cards	$5,800	$2,400
ODE Platform	1,900	900
Appliances	35,300	10,500

The goodwill of approximately $71.2 million arising from the acquisition is primarily attributable to the benefits the Company expects to derive from expected synergies from the transaction, including complementary products that will enhance the Company’s overall product portfolio, opportunities within new markets, and an acquired assembled workforce. All of the goodwill was assigned to the Visibility segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

The fair value of the noncontrolling interest in Endace was estimated using the quoted market price traded in an active market for Endace stock not held by Emulex as of the acquisition date. As of April 25, 2013, the Company had acquired the outstanding noncontrolling interest for cash consideration of approximately $12.0 million.

Acquisition-related transaction costs are not included as components of consideration transferred but have been accounted for as expenses in the period in which the costs are incurred. Total acquisition-related transaction costs incurred by the Company were approximately $3.0 million and were recorded in general and administrative expenses during fiscal 2013.

Endace’s results of operations have been included in the consolidated statements of operations of the Company since the date of acquisition. Since the acquisition date, the Company recorded approximately $13.2 million in revenues and a net operating loss of approximately $5.7 million in fiscal 2013, with respect to the Endace business in the Company’s consolidated statements of operations.

Following is the summarized pro forma combined results of operations for fiscal 2013 and 2012, assuming the acquisition had taken place as of July 4, 2011. The pro forma combined results of operations for the fiscal 2013 were prepared based on the statements of operations of Emulex for fiscal 2013 combined with the

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements of operations of Endace for the period from July 1, 2012 to February 26, 2013, as all operating results of Endace were included in the statements of operations of Emulex since the acquisition date of February 26, 2013. The pro forma combined results of operations for fiscal 2012, were prepared based on the statements of operations of Emulex for fiscal 2012 combined with the statements of operations of Endace for the period from July 1, 2011 to June 30, 2012. The following table reflects the unaudited consolidated pro forma information as if the acquisition had taken place at the beginning of each period presented, after giving effect to certain adjustments including the following:

•

increase in revenue associated with the fair value adjustment related to acquired deferred revenue of approximately $0.8 million in fiscal 2013 and decrease of approximately $2.6 million in fiscal 2012;

•

decrease in cost of goods sold associated with the fair value adjustment related to acquired inventory of approximately $0.9 million in fiscal 2013 and increase of approximately $0.9 million in fiscal 2012;

•

increase in cost of goods sold and operating expenses of approximately $3.2 million for fiscal 2013 and approximately $4.8 million for fiscal 2012, respectively as a result of the amortization of acquired intangible assets;

•

decrease in operating expenses of approximately $7.2 million for fiscal 2013 as a result of excluding acquisition-related transaction costs, including costs incurred by Endace prior to the acquisition;

•

decrease in non-operating expenses of approximately $4.7 million for fiscal 2013, as a result of excluding a non-recurring foreign exchange transaction loss related to the cash consideration paid for Endace resulting from changes in the value of the British Pound Sterling (GBP) relative to the U.S. Dollar (USD) between the date the funds were converted to GBP and the dates the funds were disbursed;

•	related estimated tax effects for the above adjustments.

	2013	2012
	(Unaudited)
	(in thousands, except per share data)
Net revenues	$501,064	$540,745

Net (loss) income	$(2,802)	$(16,012)

Net (loss) income per basic share	$(0.03)	$(0.18)

Net (loss) income per diluted share	$(0.03)	$(0.18)

The pro forma results are not necessarily indicative of the future results or results that would have been reported had the acquisition taken place when assumed.

Acquisition of ServerEngines Corporation

On August 25, 2010, the Company acquired 100% of the outstanding common stock of ServerEngines, a privately-held, fabless semiconductor company located in Sunnyvale, California. The aggregate purchase price was approximately $135.7 million, including $54.8 million in cash, $67.4 million in common stock, $11.5 million in contingent consideration and $2.0 million in options assumed. Included in the common stock issued and contingent consideration was approximately 2.2 million shares of Emulex common stock held in escrow for up to 18 months from the acquisition date subject to certain standard representations and warranties defined in the merger agreement. The first half of the common stock in escrow was released on August 25, 2011 and the second half of the common stock in escrow was released on February 25, 2012. The Company allocated the purchase price to the assets acquired and liabilities assumed at estimated fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The operating results have been included in the consolidated statement of operations since the date of acquisition.

The contingent consideration was related to 4.0 million shares that are issuable upon achievement of two post-closing milestones. Approximately 2.5 million shares were tied to the continued employment of three of the

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ServerEngines founders, and were therefore accounted for as stock-based compensation over the service period. The first post-closing milestone was met during the quarter ended December 26, 2010 in fiscal 2011. Pursuant to a provision in the merger agreement, the contractual conditions concerning the second post-closing milestone were waived by the Company during fiscal 2012, and the Company proceeded with the payment of shares relating to the second post-closing milestone, resulting in a stock-based compensation accounting modification, with respect to the share recipients. In addition, each of the three ServerEngines founders, and eleven additional former ServerEngines employees agreed to repay the Company in cash or shares for the value of the shares received relating to the second post-closing milestone if certain continuing employment conditions were not satisfied. The modification resulted in total incremental stock-based compensation expense of approximately $3.3 million recorded in fiscal 2012. In fiscal 2012, approximately $3.9 million of previously recognized expense was reversed and approximately $4.0 million of expense was recognized as a result of the modification. The Company has recognized approximately $4.8 million, $4.1 million and $16.7 million of stock based compensation related to the contingent consideration and modification in fiscal 2013, 2012 and fiscal 2011, respectively.

Note 3.    Fair Value of Financial Instruments

Instruments Measured at Fair Value on a Recurring Basis

Financial instruments measured at fair value on a recurring basis as of June 30, 2013 and July 1, 2012 are as follows:

	June 30, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
	(In thousands)
Cash	$75,637	$—	$—	$75,637	$75,637	$—	$—
Level 1:
Money market funds	30,000	—	—	30,000	30,000	—	—
Level 2:
None	—	—	—	—	—	—	—
Level 3:
None	—	—	—	—	—	—	—

	$105,637	$—	$—	$105,637	$105,637	$—	$—

	July 1, 2012
Cash	$39,864	$—	$—	$39,864	$39,864	$—	$—
Level 1:
Money market funds	161,184	—	—	161,184	161,184		—
U.S. government securities	22,600	2	—	22,602	—	22,600	—
U.S. government sponsored entity securities	2,110	—	—	2,110	—	2,110	—
Level 2:
Marketable certificates of deposit	4,169	—	—	4,169	—	4,169	—
Level 3:
None	—			—	—	—	—

	$229,927	$2	$—	$229,929	$201,048	$28,879	$—

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no investments as of June 30, 2013. All investments were short-term investments (maturities less than one year) as of July 1, 2012.

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

There were no transfers between Level 1, Level 2, or Level 3 securities in either fiscal 2013 or fiscal 2012.

Note 4.    Inventories

Inventories are summarized as follows:

	2013	2012
	(In thousands)
Raw materials	$6,585	$5,084
Finished goods	17,312	15,235

	$23,897	$20,319

Note 5.    Property and Equipment

Components of property and equipment, net, are as follows:

	2013	2012
	(In thousands)
Equipment	$102,062	$93,471
Furniture and fixtures	49,927	47,666
Buildings and improvements	43,836	42,813
Land	12,532	12,532

	208,357	196,482
Less: accumulated depreciation and amortization	(145,942)	(136,364)

	$62,415	$60,118

Note 6.    Goodwill and Intangible Assets, Net

The activities in goodwill during the twelve months ended June 30, 2013 and July 1, 2012 are as follows:

	Networking Segment	Visibility Segment	Total
	(In thousands)
Goodwill, as of July 3, 2011	$177,290	$—	$177,290
Goodwill from acquisition during the period	—	—	—

Goodwill, as of July 1, 2012	177,290	—	177,290
Goodwill from acquisition during the period	—	71,229	71,229

Goodwill, as of June 30, 2013	$177,290	$71,229	$248,519

The goodwill addition to the Visibility segment for the twelve months ended June 30, 2013 resulted from the Endace acquisition that is described in Note 2.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company tests goodwill for impairment annually during the fourth fiscal quarter and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. Goodwill impairment testing is performed at the reporting unit value. The Company’s reporting units are Networking and Visibility.

The annual impairment test is performed during the fourth fiscal quarter. The Company’s recent impairment test indicated that the networking reporting unit’s fair value exceeded its carrying value. Given the recent acquisition of Endace, the Company evaluated qualitative factors since the date of the acquisition for the visibility reporting unit and concluded that it was unlikely that the fair value of this reporting unit was less than its carrying amount, and accordingly, the two-step impairment test was not conducted for this reporting unit. As part of the annual test, the Company compared the aggregate fair value of the reporting units to the fair value of the Company as a whole, primarily based on the Company’s market capitalization. Although the annual test resulted in no impairment, given the recent volatility of its market capitalization, it is reasonably possible that the Company’s goodwill could become impaired in the near term.

Intangible assets, net, are as follows:

	June 30, 2013			July 1, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Amortizable intangible assets:
Core technology and patents	$77,345	$(71,132)	$6,213	$77,345	$(66,092)	$11,253
Developed technology	241,100	(127,934)	113,166	198,100	(106,134)	91,966
Customer relationships	4,900	(2,197)	2,703	5,100	(4,942)	158
Tradenames	8,439	(5,179)	3,260	6,339	(4,951)	1,388
Other	837	(681)	156	707	(470)	237

Total amortizable intangible assets	332,621	(207,123)	125,498	287,591	(182,589)	105,002
In-process research and development	13,800	—	13,800	—	—	—

Total intangible assets, net	$346,421	$(207,123)	$139,298	$287,591	$(182,589)	$105,002

Aggregated amortization expense for intangible assets for fiscal years 2013, 2012 and 2011, was approximately $27.7 million, $30.6 million and $42.5 million, respectively. Approximately $21.8 million, $24.0 million and $33.1 million of such amortization expense related to core technology and developed technology for fiscal years 2013, 2012 and 2011, respectively, and has been included in cost of sales within the consolidated statements of operations.

The following table presents the estimated aggregated future amortization expense of intangible assets as of the end of fiscal 2013 (in thousands):

2014	$30,588
2015	26,541
2016	25,398
2017	8,871
2018	5,474
Thereafter	28,626

$125,498

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.    Accrued and Other Current Liabilities

Components of accrued and other current liabilities are as follows:

	2013	2012
	(In thousands)
Payroll and related costs	$22,267	$19,990
Warranty liability	2,660	2,463
Accrued rebates	4,162	7,378
Deferred revenues	5,363	1,032
Patent litigation settlement, damages and sunset period royalties payable to Broadcom Corporation(1)	831	37,310
Other	8,578	7,527

	$43,861	$75,700

(1)	See Note 9.

Changes to the warranty liability in fiscal years 2013 and 2012 are as follows:

	2013	2012
	(In thousands)
Balance at beginning of period	$2,463	$2,166
Accrued warranties assumed with the acquisition of Endace	35	—
Accrual for warranties issued	1,959	2,100
Changes to pre-existing warranties (including changes in estimates)	(81)	(476)
Settlements made (in cash or in kind)	(1,716)	(1,327)

Balance at end of period	$2,660	$2,463

Note 8.    Employee Retirement Savings Plans

The Company maintains a pretax savings and profit sharing plan under Section 401(k) of the Internal Revenue Code (IRC) (the Plan) covering substantially all U.S. domestic employees. Under the Plan, eligible employees are able to contribute up to 75% of their compensation not to exceed the maximum IRC deferral amount. In addition, Company discretionary contributions match up to four percent of a participant’s compensation. The Company’s matching contributions under this plan were approximately $1.5 million, $1.6 million and $1.7 million in fiscal years 2013, 2012 and 2011, respectively. Under the terms of the Plan, the Company may also make discretionary profit sharing contributions. The Company’s discretionary profit sharing contributions under this Plan were approximately $0.7 million in fiscal 2012. The Company did not make any discretionary profit sharing contributions during fiscal years 2013 and 2011.

The Company also maintains similar retirement plans in certain international locations. The total expense and total obligation of the Company for these plans were not material to the accompanying consolidated financial statements for any period presented.

Note 9.    Commitments and Contingencies

Leases

The Company leases certain facilities and equipment under long-term non-cancelable operating lease agreements, expiring at various dates through 2019. Rent expense for the Company under operating leases, including month-to-month rentals, totaled approximately $5.0 million, $5.2 million and $6.1 million in fiscal

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years 2013, 2012 and 2011, respectively. The Company records rent expense on a straight-line basis based on contractual lease payments. Allowances from lessors for tenant improvements have been included in the straight-line rent expense for the applicable locations.

Future minimum non-cancelable operating lease commitments are as follows (in thousands):

Operating Leases
Fiscal year:
2014	$6,405
2015	5,823
2016	4,996
2017	2,581
2018	1,866
Thereafter	955

Total minimum lease payments	$22,626

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

After a nearly three week trial that ended October 6, 2011, the jury reached a partial verdict involving two out of the six patents. The Court determined that one of the patents (U.S. Patent 7,058,150) [the ‘150 patent]

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

had been infringed by Emulex, and the jury rendered an advisory verdict on October 12, 2011 to the Court that it is not invalid, and awarded approximately $0.4 million in damages with respect to that patent. The jury reached a unanimous verdict of non-infringement on another patent relating to Emulex Fibre Channel switch products. A mistrial was declared concerning the remaining four patents (U.S. Patent 7,471,691) [the ‘691 Patent] and (U.S. Patents 6,424,194; 7,486,124 and 7,724,057) [collectively, the ‘194 Patent family], for which no unanimous verdict was reached. On December 15, 2011, the Court issued judgments as a matter of law (JMOL) that the two patents, on which the jury had rendered advisory verdicts, were not invalid. On December 16, 2011, the Court issued an additional JMOL that the ‘691 patent had been infringed by Emulex. The ‘150 patent, particularly Claim 8 considered at the trial, pertains to the use of multiple lanes of phase interpolators, and products that utilize clock and data recovery (CDR) circuits in SerDes modules on an application specific integrated circuit (ASIC). The ‘691 patent, particularly Claim 7 considered at the trial, pertains to fibre channel arbitrated loop switch crossbars and scoreboards, and products that utilize specialized ASICs used in storage arrays and pass-through modules. The Company has filed an appeal for both the ‘150 patent and ‘691 patent infringement findings with the U.S. Court of Appeals for the Federal Court (Appeals Court), oral arguments for which were heard on December 3, 2012.

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

On May 30, 2012, the Court issued an order requiring the parties to submit the Appendix to the 2012 Permanent Injunction, and excluded from the sunset provision any customer who is a distributor and not an OEM, with distributor exceptions for needs of an end user affecting health of the public, public safety, and governmental agencies engaged in the national defense. The May 30, 2012, order provided that, not later than 90 days from the date of that order, Broadcom may move the Court for exclusion of certain device/customer product combinations from the Appendix. An Appendix was filed by Emulex and Broadcom with the Court under seal on June 10, 2012. The current Permanent Injunction permits major OEMs to obtain continued supply beyond the sunset period, providing them time to re-qualify products resulting from the design around efforts.

On July 3, 2012, Broadcom and the Company entered into a Patent License and Release Agreement (Settlement Agreement) pursuant to which both parties agreed to settle and release certain claims related to patent infringement litigation in exchange for a lump sum payment of $58.0 million. The Settlement Agreement provided for certain amendments to the 2012 Permanent Injunction, and dismissals of certain allegations of the lawsuit, including portions of the scheduled re-trial. The Company also received a worldwide limited license to the ‘691 patent, the ‘150 patent, the ‘194 patent and related families for certain fields of use including Fibre Channel applications. The fields of use licensed to Emulex are related, in part, to the Emulex XE201 (Lancer) ASICs, that are capable of Fibre Channel and Ethernet, 16Gbps Fibre Channel HBAs, Fibre Channel SOCs and other Fibre Channel products. On July 18, 2012, pursuant to the Settlement Agreement, the Court issued an

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amended Permanent Injunction with an amended appendix, and approved a stipulation to dismiss certain allegations in the lawsuit. The amended Permanent Injunction provides for a Sunset Provision under which the injunction is stayed until April 11, 2013, subject to limitations. The current Permanent Injunction permits major OEMs to obtain continued supply beyond the sunset period, providing them time to re-qualify products resulting from the design around efforts.

On February 1, 2013, the Court announced that it had reset the start date for the retrial relating to the ‘194 patent family from April 2, 2013 to November 5, 2013. On July 10, 2013, the Court made a determination not to hold the retrial on November 5, 2013, and a new retrial date is pending a ruling concerning the October 11 trial by the U.S. Court of Appeals for the Federal Circuit. The Court has not issued any rulings with respect to these remaining three patents.

During the first quarter of fiscal 2013, the Company made a payment of $58.0 million to Broadcom pursuant to the Settlement Agreement, approximately $36.8 million of which was expensed in fiscal 2012. The remainder of approximately $21.2 million was recorded as prepaid license fees and is being amortized to cost of goods sold over the ten year license term in proportion to the estimated future revenues of such licensed technology. As of June 30, 2013, the unamortized prepaid license fee was approximately $17.1 million, of which approximately $4.0 million was recorded in prepaid expenses and other current assets and approximately $13.1 million was recorded in other assets. The Company recognized approximately $4.1 million of amortization expense related to such prepaid license fees and sunset period royalty expenses during fiscal 2013.

While the Company has contractual commitments from its suppliers concerning the defense and indemnification of certain Broadcom claims relating to certain technology provided by such suppliers, it cannot be certain that such defense and indemnification obligations will be honored by such suppliers. This lawsuit continues to present risks with respect to U.S. sales of certain Ethernet products that could have a material adverse effect on the Company’s business, financial condition, or results of operations, including loss of patent rights, monetary damages, potential reimbursement of customer indemnification liabilities or royalty obligations, and injunction against the sale of accused products. The Company continues to present a vigorous defense against this ongoing lawsuit, as well as the previous infringement verdicts, damages and judgments. Through June 30, 2013, the Company has incurred approximately $12.2 million of mitigation, product redesign and appeal related expenses, of which approximately $8.6 million and $3.6 million were recorded in fiscal 2013 and 2012, respectively. The Company expects to incur incremental mitigation, product redesign, appeal related expenses during the fiscal 2014 in the range of $6 million to $7 million. In addition, engineering and development costs will include expenses for activities to redesign, design around, modify, design, develop, test and requalify certain of the affected products during the sunset period, and to implement the end of life processes in the U.S. for certain other affected products. Sales and marketing costs are likely to include expenses for customer support, pre-production samples, education and training, and other miscellaneous costs. General and administrative costs will include expenses for the Company’s appeal of the previous verdicts and judgments. In addition, the Company has agreed to participate in certain customer royalty obligations arising under licensing agreements with Broadcom with respect to the infringing products. Approximately $0.9 million related to such payments were recorded to cost of sales in fiscal 2013. Emulex expects to make additional payments related to these obligations in the range of $2 million to $8 million during fiscal 2014, all of which will reduce gross margins in the periods accrued.

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

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Commitments and Contingencies

As of June 30, 2013, the Company has approximately $42.7 million of liabilities for uncertain tax positions for which a reasonably reliable estimate of the period of payment cannot be made. See Note 11.

The Company has entered into various agreements, including agreements for professional services, product development alignment activities, non-recurring engineering, and purchases of inventory. As of June 30, 2013, the Company’s obligation associated with such agreements was approximately $53.5 million.

Emulex provides letters of credit or bank guarantees in the normal course of business as required by certain vendors. As of June 30, 2013, there were approximately $0.6 million in outstanding letters of credit and bank guarantees of which approximately $0.3 million were secured by restricted cash deposits that have been classified within prepaid expenses and other current assets in the accompanying balance sheet. Approximately $0.3 million of outstanding letters of credit and bank guarantees are not secured.

In addition, the Company provides limited indemnification in selected circumstances within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringement of certain intellectual property, and in some limited cases against bodily injury or damage to real or tangible personal property caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. As of June 30, 2013, the Company has not incurred any significant costs related to indemnification of its customers.

Note 10.    Shareholders’ Equity

Stock Repurchase Program

In early August 2008, the Company’s Board of Directors authorized a plan to repurchase up to $100.0 million of its outstanding common stock. As of June 30, 2013, the Company has repurchased approximately 9.0 million shares of its common stock for an aggregate purchase price of approximately $78.4 million at an average purchase price of $8.67 per share under this plan. No shares were repurchased during fiscal 2013. Approximately 2.9 million shares for an aggregate purchase price of approximately $20.1 million at an average purchase price of $6.83 per share were purchased in fiscal 2012. Approximately $21.6 million remains available under this program after these repurchases. The Company may repurchase additional shares from time to time in open market purchases or privately negotiated transactions. Any future share repurchases are expected to be financed by available cash balances and cash from operations. The Company’s Board of Directors has not set an expiration date for the plan.

Stock-Based Compensation

As of June 30, 2013, the Company had three stock-based plans for employees and directors that are open for future awards and are described below. In addition, the Company had nine stock-based plans, including seven plans assumed in connection with acquisitions, each of which is closed for future grants but has options outstanding.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts recognized in the financial statements with respect to these plans for fiscal 2013, 2012 and 2011 are as follows:

	2013	2012	2011
	(in thousands)
Cost of stock-based payment plans during the period(1)(2)	$21,844	$22,084	$39,211
Stock-based cost related to ServerEngines stock awards acceleration	—	—	50
Amounts capitalized in inventory during the period	(549)	(527)	(737)
Amounts recognized in income for amounts previously capitalized in inventory	507	612	736

Amounts charged against income, before income tax benefit	$21,802	$22,169	$39,260

Amount of related income tax benefit recognized in income	$—	$—	$7,204

(1)	Includes approximately $4.8 million, $4.1 million and $16.7 million of stock-based compensation related to the ServerEngines contingent consideration tied to future employment and related 2012 modification in fiscal 2013, 2012 and 2011, respectively. (See Note 2).

(2)	Includes Cash-Settled Unit Awards of approximately $1.3 million in fiscal 2013 classified as a liability since these awards are settled in cash and do not impact shareholders’ equity.

(3)	There was no tax benefit recognized in income in fiscal 2013 or 2012 due to the Company’s valuation allowance for deferred tax assets (see Note 11).

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the ESPP) was adopted by the Board of Directors and approved by the stockholders in 2000 and became effective on January 1, 2001. The ESPP was further amended in 2007 and became effective on November 15, 2007 (Amended ESPP). The Compensation Committee of the Board of Directors administers the Amended ESPP. Under the Amended ESPP, employees of the Company who elect to participate have the right to purchase common stock at a 15% discount from the lower of the market value of the common stock at the beginning or the end of each six month offering period. The six month offering periods are May 1 to October 31 and November 1 to April 30 of each year. Employees purchase common stock using payroll deductions, which may not exceed 10% of their eligible compensation (the amount may be increased from time to time by the Company but may not exceed 15% of eligible compensation). In addition, the maximum number of shares that an employee may purchase in each six month period is 1,000 shares with the maximum dollar amount of $25,000 in any calendar year. On November 29, 2011, the Company’s stockholders approved an amendment to increase the number of shares authorized for issuance under the Amended ESPP by 1,500,000 shares. The Company has reserved a total of 6,450,000 shares of common stock for issuance under the Amended ESPP. As of June 30, 2013, there are 1,250,567 shares available for future award grants under the Amended ESPP.

2005 Equity Incentive Plans

On December 1, 2005, the Company’s shareholders ratified and approved the Emulex Corporation 2005 Equity Incentive Plan (the Equity Incentive Plan). The Company’s Equity Incentive Plan permits the grant of stock options, restricted stock awards and restricted stock units (collectively, unvested stock awards), and stock appreciation rights to its domestic and international employees. The aggregate number of shares that may be granted under the Equity Incentive Plan consists of 2,937,475 shares of common stock, plus the number of shares underlying options that were outstanding on the effective date of the Equity Incentive Plan (October 24, 2005) that expire, are forfeited, cancelled or terminate for any reason under the Employee Stock Option Plan and the 2004 Employee Stock Incentive Plan without having been exercised in full. From fiscal 2007 to fiscal 2013,

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s stockholders approved an aggregate of 6,500,000 in shares authorized for issuance under the Equity Incentive Plan.

The Equity Incentive Plan is administered by the Board of Directors, or at the discretion of the Board, by a committee consisting of two or more independent directors of the Company (the Committee). As of June 30, 2013, there were 5,299,098 shares available for future award grants under the Equity Incentive Plan, including the shares available for grant under the Employee Stock Option Plan, 2004 Employee Stock Incentive Plan, Aarohi Communications, Inc. 2001 Stock Option Plan (the Aarohi Plan), the Sierra Logic, Inc. 2001 Stock Option Plan (the Sierra Plan), and the ServerEngines Corporation Amended and Restated 2008 Stock Option Plan (the ServerEngines Plan).

Stock option awards are granted with an exercise price not less than fair market value of the Company’s stock at the date of grant; these awards generally vest over three years of continuous service and have a six year contractual term. Certain stock option awards provide for accelerated vesting if there is a change in control (as defined in the Equity Incentive Plan) or achieving certain performance targets within the meaning of Section 162(m) of the Internal Revenue Code and the regulations thereunder.

Unvested stock awards may be awarded (or sold at a purchase price determined by the Board or Committee) upon terms established by the Board or Committee at its sole discretion. The vesting provisions of unvested stock awards will be determined individually by the Board or Committee for each grant, but generally vest 30%, 30%, and 40% on the first, second and third anniversaries of the date of grant, respectively. As of June 30, 2013, there were 3,214,533 shares of unvested stock awards outstanding.

Performance-based stock awards are subject to the attainment of performance goals established by the Board or Committee, the periods during which performance is to be measured, and all other limitations and conditions applicable to the awarded shares. Performance goals are based on a pre-established objective formula or standard that specifies the manner of determining the number of performance awards that will be granted if the performance goal is attained. The Company started granting performance-based stock awards to certain employees in August 2010 under the Equity Incentive Plan. As of June 30, 2013, there were 198,989 shares of performance awards outstanding.

During fiscal 2013, the Company granted unvested stock awards that will be settled in cash upon vesting (Cash-Settled Unit Awards). Such awards are liability classified as they will be settled in cash. The Cash-Settled Unit Awards vest 30%, 30%, and 40% on the first, second and third anniversaries of the date of grant, respectively. Some of these awards are tied to the achievement of certain performance goals established by the Board of Directors. As of June 30, 2013, the liability related to Cash-Settled Unit Awards was approximately $1.3 million and will continue to be remeasured at each reporting date until the awards vest. As of June 30, 2013, there were 552,723 shares of Cash-Settled Unit Awards outstanding.

Unrestricted stock awards are free of any vesting provisions. As of June 30, 2013, there were no unrestricted stock awards outstanding.

Stock appreciation rights entitle the holder to receive the appreciation in the value of common stock underlying the stock appreciation right. The Board or Committee may grant a stock appreciation right either as a standalone right, or if such right does not provide for the deferral of compensation within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, in tandem with all or any part of the shares of common stock that may be purchased by the exercise of a stock option. As of June 30, 2013, there were no stock appreciation rights outstanding.

Non-Employee Director Plan

The Company’s 1997 Stock Option Plan for Non-Employee Directors (the Director Plan) was amended and approved by the stockholders on November 30, 2006 to allow for a maximum of 1,880,000 shares of common stock to be issued. Non-employee directors receive two annual grants. Beginning in fiscal 2011, the first annual

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

grant is an unvested stock award with an aggregate market value on the date of grant equal to $200,000. In addition, on December 2 of each year, each non-employee director receives a second annual unvested stock award with an aggregate market value on the date of grant equal to $125,000; provided, however, that the first annual grant will be reduced pro rata (based on the percentage of a year served as a director prior to the date of the first annual grant) if the annual unvested stock award is granted within less than one year after the grant of the $200,000 initial unvested stock award described above. The annual unvested stock award grants to non-employee directors vest 50% on the date of grant and 50% six months thereafter. No options granted under the Director Plan shall be exercisable after the expiration of the earlier of (i) ten years following the date the option is granted or (ii) one year following the date the optionee ceases to be a director of the Company for any reason. The administrator of the Director Plan has the discretion to grant additional awards in the form of unvested stock awards or stock appreciation rights or to substitute unvested stock awards or stock appreciation rights for the formula grants described above. Options granted under the Director Plan are non-qualified stock awards. On November 20, 2012, the Company’s stockholders approved an amendment to increase the number of shares authorized for issuance under the play be 500,000 shares. As of June 30, 2013, there were 741,314 shares available for future award grants under the Director Plan.

Employee Stock Option Plan and 2004 Employee Stock Incentive Plan

The Company’s shareholder-approved Employee Stock Option Plan (the Plan) permitted the grant of stock options and unvested stock to its domestic and international employees for up to approximately 33.7 million shares of common stock. Stock option awards were granted under the plan with an exercise price not less than the fair market value of the Company’s stock at the date of grant. With the approval and adoption of the Equity Incentive Plan on December 1, 2005, the Plan became closed for future grants of options.

The Company’s shareholder-approved 2004 Employee Stock Incentive Plan (the 2004 Plan) permitted the grant of stock options and unvested or unrestricted shares to its employees for up to 2,000,000 shares of common stock. The purchase price for the shares subject to any option granted under the 2004 Plan was not permitted to be less than 100% of the fair market value of the shares of common stock of the Company on the date the option was granted. With the approval and adoption of the Equity Incentive Plan on December 1, 2005, the 2004 Plan became closed for future award grants.

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

Acquisition Plans

In connection with the acquisition of ServerEngines on August 25, 2010, the Company assumed the ServerEngines Plan. The ServerEngines options were replaced with Emulex options based on the acquisition exchange ratio and continue to be subject to the terms of the ServerEngines Plan. The options have lives of up to 10 years and generally vest over a 4 or 5 year period. The ServerEngines Plan is closed for future grants. There were 472,732 options issued in exchange for the options assumed. The Company also assumed the Sierra Plan, the Aarohi Plan, the Vixel Corporation Amended and Restated 1995 Stock Option Plan, the Vixel Corporation 1999 Equity Incentive Plan, the Vixel Corporation 2000 Non-Officer Equity Incentive Plan, and the Giganet, Inc. 1995 Stock Option Plan (collectively, the Acquisition Plans). Shares previously authorized for issuance under the Acquisition Plans are no longer available for future grants, but options previously granted under these plans

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remain outstanding. Shares that expired, forfeited, cancelled or terminated for any reason under the ServerEngines Plan, the Sierra Plan and the Aarohi Plan may be granted under the Equity Incentive Plan.

Adequacy of Available Shares for All Plans

As of June 30, 2013, we anticipate that the number of shares authorized under the Equity Incentive Plan, the Director Plan, and the Amended ESPP are sufficient to cover future stock option exercises and shares that will be purchased during the next six month option period from May 1, 2013 to October 31, 2013 under the Amended ESPP.

Valuation of Stock-Based Compensation

The assumptions used to compute the fair value of the compensatory element related to the Amended ESPP for fiscal 2013, 2012, and 2011 were:

	2013	2012	2011
Expected volatility	35% - 45%	45%	31% - 37%
Weighted average expected volatility	39%	45%	34%
Expected dividends	—	—	—
Expected term (in years)	0.5	0.5	0.5
Weighted average expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	0.08% - 0.16%	0.06% - 0.14%	0.11% - 0.18%

The assumptions used to compute the fair value of stock option grants under the Equity Incentive Plan for fiscal 2013, 2012, and 2011 were:

	2013	2012	2011
Expected volatility	40% - 47%	45% - 47%	39% - 45%
Weighted average expected volatility	45%	46%	43%
Expected dividends	—	—	—
Expected term (in years)	3.8 - 5.8	3.6 - 5.6	3.3 - 5.3
Weighted average expected term (in years)	4.6	4.4	4.2
Risk-free interest rate	0.53% - 1.48%	0.67% - 1.22%	0.69% - 1.8%

Stock-Based Awards Activity

A summary of stock option activity under the plans for fiscal 2013 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in millions)
Options outstanding at July 1, 2012	4,316,266	$13.38	2.94	$0.8
Options granted	478,555	$7.32
Options exercised	(26,681)	$2.77
Options expired	(505,707)	$17.83
Options forfeited	(42,171)	$7.83

Options outstanding at June 30, 2013	4,220,262	$12.28	2.47	$0.6

Options vested and expected to vest at June 30, 2013	4,186,044	$12.32	2.45	$0.6

Options exercisable at June 30, 2013	3,585,336	$13.10	2.03	$0.5

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of outstanding and unvested stock award activity for fiscal 2013 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Awards outstanding and unvested at July 1, 2012	3,319,507	$9.12
Awards granted	2,075,409	$6.87
Awards vested	(1,773,511)	$9.18
Awards forfeited	(207,883)	$8.80

Awards outstanding and unvested at June 30, 2013	3,413,522	$7.74

Awards vested and expected to vest at June 30, 2013	3,136,948

A summary of Cash-Settled Unit Award activity for fiscal 2013 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Awards outstanding and unvested at July 1, 2012	—	$—
Awards granted	586,423	7.43
Awards vested	—
Awards forfeited	(33,700)	7.74

Awards outstanding and unvested at June 30, 2013	552,723	$7.43

Awards vested and expected to vest at June 30, 2013	502,642

As of June 30, 2013, there was approximately $14.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. This cost is expected to be recognized over a weighted-average service period of approximately 1.2 years.

The weighted average grant date fair value of options granted in fiscal 2013, 2012 and 2011 was $2.80, $2.95 and $3.40, respectively. The weighted average grant date fair value of unvested stock awards granted in fiscal 2013, 2012 and 2011 was $6.87, $7.59 and $10.68, respectively. The total intrinsic value of stock options exercised in fiscal 2013, 2012 and 2011 was approximately $0.1 million, $0.5 million and $1.2 million, respectively. The total fair value of unvested stock awards that vested in fiscal 2013, 2012 and 2011 was approximately $12.3 million, $13.3 million and $16.1 million, respectively. Cash received from stock option exercises under stock-based plans and shares purchased under the Purchase Plan in fiscal 2013, 2012 and 2011 was approximately $4.9 million, $7.7 million and $8.1 million, respectively. The actual tax benefit realized for the tax deductions from option exercises and vested stock awards was approximately $4.4 million, $5.2 million and $6.1 million, in fiscal 2013, 2012 and 2011, respectively.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.    Income Taxes

(Loss) income before income taxes consists of the following components:

	2013	2012	2011
	(In thousands)
United States	$(27,473)	$(60,627)	$36,254
International	21,890	51,125	(95,101)

Total (loss) income before taxes	$(5,583)	$(9,502)	$(58,847)

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

A reconciliation of the income tax provision (benefit) with the amount computed by applying the federal statutory tax rate to income before income taxes is as follows:

	2013	2012	2011
	(In thousands)
Expected income tax (benefit) expense at the statutory rate	$(1,954)	$(3,325)	$(20,596)
State income tax (benefit) expense, net of federal tax	138	(38)	9,466
Change in valuation allowance	10,767	12,730	3,215
Tax rate differential on foreign (earnings) losses	(6,404)	(8,554)	37,228
Expiration of prior period tax matters	—	—	(2,631)
Research and other credits	(7,350)	(2,571)	(7,353)
Stock-based compensation	2,150	1,921	6,609
Section 199 deduction	1,357	—	(1,647)
Other	927	1,415	472

Total income tax expense (benefit)	$(369)	$1,578	$24,763

During fiscal 2013, President Obama signed The American Taxpayer Relief Act of 2012 into law which contained a provision extending the federal credit for increasing research activities (Research and Development Tax Credit) retroactively from January 1, 2012 through December 31, 2013. As a result of this legislation, the Company recorded additional Research and Development Tax Credit carryforwards during fiscal 2013 for amounts generated in fiscal 2012 of approximately $2.4 million. This increase in deferred tax assets relating to these research and development tax credit carryforwards was fully offset by a valuation allowance. In addition, as a result of the Company’s fiscal 2013 taxable loss that will be carried back to fiscal 2011, the Company recorded tax expense of approximately $1.4 million in fiscal 2013 reflecting Section 199 deductions recognized in fiscal 2011 that will no longer be available as a result of the carryback claim.

In fiscal 2012, primarily as a result of its Settlement Agreement with Broadcom, the Company determined that there was insufficient positive evidence to support a more likely than not recovery of its remaining U.S. federal and state deferred tax assets for amounts greater than the amount of taxes previously paid in available carryback periods. As a result, the Company recorded an increase to its valuation allowance of approximately $16.4 million. In addition, the Company was also only able to recognize tax benefits associated with the U.S. federal research credit for the first half of fiscal 2012 due to the expiration of such tax credit at the end of calendar year 2011.

Certain U.S. and foreign affiliates of the Company entered into a technology platform contribution transaction during fiscal 2011 that resulted in an increase in U.S. income taxes of approximately $36.7 million

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with no corresponding benefit in foreign income taxes as the foreign jurisdiction had a zero percent tax rate. The Company also recognized additional tax expense during fiscal 2011 attributable to a federal valuation allowance related to capital loss carryforwards of approximately $3.2 million and a state valuation allowance related to Massachusetts research credits and California deferred tax assets of approximately $14.1 million. These expenses were partially offset by tax benefits arising from the release of uncertain tax positions due to the expiration of the statute of limitations of approximately $3.4 million and the retroactive reinstatement of the federal Research and Development Tax Credits to calendar 2010 as part of the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 of approximately $7.4 million.

The components of income taxes are as follows:

	2013	2012	2011
	(In thousands)
Current:
Federal	$(7,882)	$4,514	$7,240
State	(118)	401	(3,945)
Foreign	5,745	3,420	4,698

Total current	(2,255)	8,335	7,993

Deferred:
Federal	6,261	(7,850)	3,692
State	256	(299)	13,411
Foreign	(4,631)	1,392	(333)

Total deferred	1,886	(6,757)	16,770

Total income tax expense (benefit)	$(369)	$1,578	$24,763

The Company’s deferred tax assets and liabilities are comprised of the following major components:

	2013	2012
	(In thousands)
Deferred tax assets:
Reserves and accruals not currently deductible	$6,810	$14,086
Share-based compensation	9,474	11,422
Net operating loss carryforwards	25,070	20,517
General business credit carryforwards	40,383	26,381
Capitalized research and development expenditures	3,366	3,933
Capital loss carryforwards	5,161	5,185
Intangible assets	4,310	4,860
Other	354	1,244

Total gross deferred tax assets	94,928	87,628
Valuation allowance	(60,091)	(44,596)

Total deferred tax assets, net of valuation allowance	34,837	43,032

Deferred tax liabilities:
Property and equipment	$4,173	$1,931
Intangible assets	43,453	34,255
Other	1,123	—

Total gross deferred tax liabilities	48,749	36,186

Net deferred tax (liabilities) assets	$(13,912)	$6,846

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of tax carryforwards and temporary differences between the carrying amount of assets and liabilities for tax and financial reporting purposes. As of June 30, 2013, the Company has recorded approximately $13.9 million in deferred tax liabilities related to its foreign operations. Based on available positive and negative evidence including the Company’s historical results of operations, scheduled reversals of temporary differences, and available tax planning strategies, management concluded that it was more likely than not that the Company’s U.S. federal and state deferred tax assets will not be realizable, and accordingly, has recorded a valuation allowance of approximately $60.1 million as of June 30, 2013.

The Company had approximately $14.2 million of capital loss carryforwards available as of June 30, 2013. If unused, approximately $5.0 million and $9.2 million of the carryforwards will expire in fiscal years 2014 and 2016, respectively.

As of June 30, 2013, the Company had federal, state, and international net operating loss carryforwards of approximately $48.2 million, $53.2 million, and $11.2 million, respectively, available to offset future federal, state, and international taxable income. If unused, the federal net operating loss carryforwards will expire during the fiscal years 2022 through 2028, and the state net operating loss carryforwards will begin to expire in fiscal 2016. Included in the federal net operating loss carryforwards are ServerEngines losses of approximately $28.6 million, Aarohi Communications, Inc. losses of approximately $19.2 million and Sierra Logic, Inc. losses of approximately $0.4 million. The annual utilization of these net operating loss carryforwards is limited due to restrictions imposed under federal law due to a change in ownership.

The Company had federal and state research and experimentation credit carryforwards as of June 30, 2013, of approximately $13.9 million and $26.5 million, respectively, which are available to reduce federal and state income taxes. If unused, the federal carryforwards will expire during fiscal years 2014 through 2033, and certain state carryforwards will begin to expire in fiscal 2019.

The Company has made no provision for U.S. income taxes or foreign withholding taxes on the earnings of its foreign subsidiaries, as these amounts are intended to be indefinitely reinvested in operations outside the United States. As of June 30, 2013, there are no cumulative amounts of undistributed earnings at the Company’s foreign subsidiaries.

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company’s federal income tax returns for fiscal years 2008 to 2012 and California income tax returns for fiscal years 2008 to 2012 are open as the statutes of limitations have not yet expired or have been extended. The Company’s federal income tax return for fiscal years 2008 and 2009 are currently under examination by the Internal Revenue Service (IRS). Additionally, the IRS is examining an amended return filed for fiscal year 2007. The Company’s California income tax return for fiscal years 2008 and 2009 are currently under examination by the California Franchise Tax Board. In addition, the Company is currently under audit by various state and international taxing authorities. While the Company strives to resolve open matters with each tax authority at the examination level, it may decide to challenge any assessments that may be made, and may exercise its right to appeal. The Company has accrued for what it believes are adequate amounts of tax and related interest, if any, that may result from these examinations. Such accruals are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations with tax authorities, identification of new issues, and issuance of new regulations or case law. If the ultimate resolution of these audits are substantially different from the Company’s estimate of any potential associated liabilities, the resulting audit adjustments could have a material adverse effect on Emulex’s tax provision, net income/(loss) and cash flows.

For fiscal years ended June 30, 2013 and July 1, 2012, the Company had total unrecognized tax benefits of approximately $42.7 million and $39.8 million, respectively. If fully recognized, approximately $29.5 million of the $42.7 million would impact the Company’s effective tax rate. Absent any resolution of the on-going audit by the Internal Revenue Service (IRS) discussed above, the Company does not expect that the liability for unrecognized tax benefits will change significantly within the next 12 months.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A rollforward of the activity in the gross unrecognized tax benefits for fiscal years 2013 and 2012 is as follows:

	2013	2012
	(In thousands)
Balance at beginning of year	$39,757	$33,807
Additions based on tax positions related to the current year	1,917	6,570
Additions for tax positions of prior years	1,056	130
Reductions for tax positions of prior years	—	(690)
Reductions for tax positions due to a lapse in statute	—	(60)
Reductions for tax positions due to settlements	—	—

Balance at end of year	$42,730	$39,757

In addition to the unrecognized tax benefits noted above, the Company had accrued interest and penalties related to unrecognized tax benefits included in other liabilities of approximately $3.0 million and $2.1 million as of June 30, 2013 and July 1, 2012, respectively.

Note 12.    Operating Segments and Revenue by Product Families, Geographic Area and Significant Customers

Reporting Segment Information and Revenues by Product Families

The Company designs and markets four primary market-focused product lines: NCP, SCP and ATP, which are part of the Networking Segment, and NVP, which is part of the Visibility segment.

Customers in the NCP market use the Company’s industry standard Fibre Channel and Ethernet solutions to provide server I/O and target storage array connectivity to create networks for mission critical enterprise and cloud data centers. These products enable servers to reliably and efficiently connect to LANs, SANs, and NAS by offloading data communication processing tasks from the server as information is delivered and sent to the network. The Ethernet based NCP products include LOM application specific integrated circuits, OneConnect® UCNAs, and custom form factor solutions for OEM blade servers that enable high performance, scalable networks and convergence. The Fibre Channel based NCP products include FC ASICs, LightPulse® HBAs, and custom form factor solutions for OEM blade servers.

SCP include InSpeed®, SOC or backend connectivity, bridge, and router products. SCP are deployed inside storage arrays, tape libraries, and other storage appliances, and connect storage controllers to storage capacity, delivering improved performance, reliability, and connectivity.

ATP primarily consist of iBMC, certain legacy products and other products and services.

NVP consists entirely of the recently acquired Endace® family of network visibility and intelligent network recording products.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s net revenues by segment and product lines are:

	2013	2012	2011
	(In thousands)
Net revenues:
Networking Segment:
Network Connectivity Products	$360,974	$362,315	$346,665
Storage Connectivity Products	85,277	112,117	80,024
Advanced Technology & Other Products	19,132	27,337	25,854

Total Networking Segment	465,383	501,769	452,543

Visibility Segment:
Network Visibility Products	13,184	—	—

Total net revenues	$478,567	$501,769	$452,543

Other segment information is as follows:

	2013	2012	2011
	(In thousands)
Depreciation:
Networking Segment:	$17,303	$18,064	$21,216
Visibility Segment:	897	—	—

	$18,200	$18,064	$21,216

Amortization
Networking Segment:	$26,137	$30,600	$42,461
Visibility Segment:	1,598	—	—

	$27,735	$30,600	$42,461

Operating Income (Loss)
Networking Segment:	$4,948	$(9,934)	$(48,811)
Visibility Segment:	(5,657)	—	—

	$(709)	$(9,934)	$(48,811)

Capital Expenditures
Networking Segment:	$15,037	$14,936	$20,920
Visibility Segment:	685	—	—

	$15,722	$14,936	$20,920

	2013	2012
	(In thousands)
Total Assets
Networking Segment:	$549,443	$712,959
Visibility Segment:	161,266	—

	$710,709	$712,959

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Operations

The Company’s consolidated net revenues by geographic area based on bill-to location are:

	2013		2012		2011
	(In thousands)
Asia Pacific	$284,064	60%	$286,572	57%	$226,877	50%
United States	121,719	25%	137,504	28%	135,900	30%
Europe, Middle East, and Africa	66,457	14%	76,394	15%	83,751	19%
Rest of the world	6,327	1%	1,299	0%	6,015	1%

Total net revenues	$478,567	100%	$501,769	100%	$452,543	100%

Individual international countries with more than 10% of consolidated net revenue based on bill-to location are:

	Net Revenues
	2013	2012	2011
Singapore	39%	39%	27%
Taiwan	12%	10%	—
China	—	—	10%

No other individual country in Asia Pacific, Europe, Middle East, Africa or the rest of the world accounted for more than 10% of net revenues during these periods.

The Company’s consolidated long-lived assets and net assets by geographic area are:

	Long-Lived Assets
	2013	2012
United States	$130,122	$161,073
International	71,591	4,047

	$201,713	$165,120

	Net Assets
	2013	2012
United States	$330,422	$463,428
International	257,203	111,675

	$587,625	$575,103

Significant Customers

The following table represents direct sales to customers accounting for greater than 10% of the Company’s consolidated net revenues or customer accounts receivable accounting for greater than 10% of the Company’s accounts receivable. Revenues and related accounts receivable from these customers are derived under Networking Segment contracts.

	Net Revenues			Accounts Receivable
	2013	2012	2011	2013	2012
Hewlett-Packard	19%	22%	19%	17%	19%
Hon Hai Precision Industry Co., Ltd. (Foxconn Technology Group)(1)	12%	—	—	13%	—
IBM	32%	32%	25%	36%	39%

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Hon Hai Precision Industry Co., Ltd. is a contract manufacturer that performed manufacturing for some of our OEM customers.

In addition to direct sales, some of the Company’s larger OEM customers purchase products indirectly through distributors, resellers, or other third parties. Customers with total direct and indirect revenues, including customer specific models purchased indirectly through distributors, resellers, and other third parties, of more than 10% in the current fiscal year were as follows:

	Net Revenues
	2013	2012	2011
EMC	11%	—	—
Hewlett-Packard	23%	24%	21%
IBM	35%	37%	34%

Note 13.    Net (Loss) Income per Share

The following table sets forth the computation of basic and diluted net (loss) income per share:

	2013	2012	2011
	(In thousands, except per share data)
Numerator — Net (loss) income	$(5,214)	$(11,080)	$(83,610)
Less: Undistributed earnings allocated to participating securities	—	—	—

Undistributed earnings allocated to common shareholders for basic and diluted net (loss) income per share	$(5,214)	$(11,080)	$(83,610)

Denominator:
Denominator for basic net (loss) income per share — weighted average shares outstanding	90,271	86,585	86,038
Dilutive options outstanding, unvested stock units and ESPP	—	—	—

Denominator for diluted net (loss) income per share — adjusted weighted average shares outstanding	90,271	86,585	86,038

Basic net (loss) income per share	$(0.06)	$(0.13)	$(0.97)

Diluted net (loss) income per share	$(0.06)	$(0.13)	$(0.97)

Antidilutive options and unvested stock awards excluded from the computations	6,167	7,226	8,743

Average market price of common stock	$6.75	$8.19	$10.31

The antidilutive stock options and unvested stock were excluded from the computation of diluted net (loss) income per share due to the Company incurring a net loss for the periods presented.

EMULEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.    Unaudited Quarterly Consolidated Financial Data

Selected unaudited quarterly consolidated financial data for fiscal years 2013 and 2012 are as follows:

	Net Revenues	Gross Profit	Net Income (Loss)	Diluted Net Income (Loss) per Share
2013:
Fourth quarter	$120,369	$69,840	$(4,610)	$(0.05)
Third quarter(1)	116,786	68,418	(6,844)	$(0.08)
Second quarter	122,145	71,566	5,583	$0.06
First quarter	119,267	68,976	657	$0.01

Total	$478,567	$278,800	$(5,214)

2012:
Fourth quarter	$128,955	$40,082	$(27,594)	$(0.32)
Third quarter	125,746	74,759	8,679	$0.10
Second quarter	128,671	75,423	14,994	$0.17
First quarter	118,397	65,571	(7,159)	$(0.08)

Total	$501,769	$255,835	$(11,080)

(1)	Results include retroactive preliminary purchase price allocation adjustments related to the Endace acquisition.

SCHEDULE OF EMULEX CORPORATION AND SUBSIDIARIES

Schedule II

EMULEX CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years ended June 30, 2013, July 1, 2012 and July 3, 2011

COL. A	COL. B	COL. C		COL. D		COL. E
Description	Balance at beginning of period	Additions charged to expense and other accounts		Amounts charged against reserve		Balance at end of period
(In thousands)
Year ended June 30, 2013:
Allowance for doubtful accounts	$1,766	$(471)		$2	(1)	$1,293

Sales returns, allowances and reserves	$7,002	$10,766		$13,606		$4,162

Valuation allowance on deferred tax asset	$44,596	$15,495		$—		$60,091

Year ended July 1, 2012:
Allowance for doubtful accounts	$1,743	$128		$105	(1)	$1,766

Sales returns, allowances and reserves	$8,840	$15,279		$17,117		$7,002

Valuation allowance on deferred tax asset	$28,231	$15,939		$(426)		$44,596

Year ended July 3, 2011:
Allowance for doubtful accounts	$1,653	$91		$1	(1)	$1,743

Sales returns, allowances and reserves	$3,774	$27,083	(2)	$22,017		$8,840

Valuation allowance on deferred tax asset	$3,694	$24,894		$357		$28,231

(1)	Primarily includes amounts written-off as uncollectible.

(2)	Includes approximately $5.9 million of reserves assumed from the ServerEngines acquisition

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMULEX CORPORATION

By:	/s/ JEFFREY W. BENCK
Jeffrey W. Benck President and Chief Executive Officer

Date: August 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 28, 2013.

Signature	Title

/s/ JEFFREY W. BENCK (Jeffrey W. Benck)	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ MICHAEL J. ROCKENBACH (Michael J. Rockenbach)	Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

/s/ JAMES M. MCCLUNEY (James M. McCluney)	Executive Chairman

/s/ GREGORY S. CLARK (Gregory S. Clark)	Director

/s/ MICHAEL P. DOWNEY (Michael P. Downey)	Director

/s/ BRUCE C. EDWARDS (Bruce C. Edwards)	Director

/s/ PAUL F. FOLINO (Paul F. Folino)	Director

/s/ EUGENE J. FRANTZ (Eugene J. Frantz)	Director

/s/ ROBERT H. GOON (Robert H. Goon)	Director

/s/ BEATRIZ V. INFANTE (Beatriz V. Infante)	Director

/s/ DON M. LYLE (Don M. Lyle)	Director

/s/ NERSI NAZARI (Nersi Nazari)	Director

/s/ DEAN A. YOOST (Dean A. Yoost)	Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Recommended Cash Offer by Emulex Corporation with respect to Endace Limited (incorporate by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 21, 2012).
2.2	Form Acceptance and Authority (Shares) (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on December 21, 2012).
2.3	Form of letter to Optionholders and Acceptance for Options (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on December 21, 2012).
2.4	Form Lock-Up Agreement (directors) (incorporate by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed on December 21, 2012).
2.5	Form Lock-Up Agreement (institutional shareholders) (incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K filed on December 21, 2012).
2.6	Agreement Related to Potential Transaction (incorporated by reference to Exhibit 2.6 to the Company’s Current Report on Form 8-K filed on December 21, 2012).
3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).
3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Appendix B to Emulex Corporation’s proxy statement on Schedule 14A for the 2012 annual meeting of its stockholders filed on October 9, 2012).
3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2009).
3.4	Amended and Restated Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of Emulex Corporation, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 16, 2009.
10.1*	Appendix to the Restricted Stock Unit Award Agreement for Non-U.S. Grantees under the Emulex Corporation Amended and Restated 2005 Equity Incentive Plan.
10.2*	Emulex Corporation Employee Stock Option Plan, as amended (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 21, 2002).
10.3*	Emulex Corporation 1997 Stock Option Plan for Non-Employee Directors, as amended and restated (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on October 9, 2012).
10.4*	Emulex Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix A to Emulex Corporation’s proxy statement on Schedule 14A for the 2011 annual meeting of its stockholders filed with the Securities and Exchange Commission on October 18, 2011).
10.5*	Emulex Corporation 2004 Employee Stock Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 18, 2004).
10.6*	Form of Key Employee Retention Agreement between the Company and its executive officers other than James M. McCluney, Jeffrey W. Benck, and Michael J. Rockenbach (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006).
10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current Report on Form 8-K filed May 17, 2005).

Exhibit No.	Description of Exhibit
10.8*	Vixel Corporation Amended and Restated 1995 Stock Option Plan incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Registration Statement on Form S-1 of Vixel Corporation (File No. 333-81347 filed on August 16, 1999).
10.9*	Vixel Corporation 1999 Equity Incentive Plan (as amended) (incorporated by reference to Exhibit 10.23 of Amendment No. 1 to the Registration Statement on Form S-1 of Vixel Corporation (File No. 333-81347), filed on August 16, 1999).
10.10*	Vixel Corporation 2000 Non-Officer Equity Incentive Plan (incorporate reference to Exhibit 99.1 of the Registration Statement on Form S-8/S-3 of Vixel Corporation (File No. 333-39000), filed on June 9, 2000).
10.11*	Form of Director Stock Option Agreement and related form of Grant Summary for grants made pursuant to the 1997 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 30, 2005).
10.12*	Form of Incentive Stock Option Agreement for grants made pursuant to the Employee Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 30, 2005).
10.13*	Form of Non-Qualified Stock Option Agreement for grants made pursuant to the Employee Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 30, 2005).
10.14*	Form of Incentive Stock Option Agreement for grants made pursuant to the 2004 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed August 30, 2005).
10.15*	Form of Non-Qualified Stock Option Agreement for grants made pursuant to the 2004 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed August 30, 2005).
10.16*	Form of Notice of Grant of Stock Options and Stock Option Agreement for grants made pursuant to both the Employee Stock Option Plan and 2004 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed August 30, 2005).
10.17*	Description of Compensation Arrangements with Non-Employee Directors (incorporated by reference to Exhibit 10.24 to the Company’s 2011 Annual Report on Form 10-K, filed on August 22, 2011).
10.18*	Form of Amendment to Incentive Stock Option Agreements under the Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company’s 2010 Annual Report on Form 10-K, filed August 26, 2010).
10.19*	Executive Incentive Plan of the Company, as amended, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 3, 2011.
10.20*	Emulex Corporation Executive Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on February 1, 2013).
10.21*	Aarohi Communications, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed May 8, 2006).
10.22*	Form of Aarohi Communications, Inc. Stock Option Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed May 8, 2006).
10.23*	Form of Aarohi Communications, Inc. Stock Option Agreement (alternate form) (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed May 8, 2006).
10.24*	Form of Aarohi Communications, Inc. Notice of Grant of Stock Option (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed May 8, 2006).

Exhibit No.	Description of Exhibit
10.25*	Form of Emulex Corporation Stock Option Assumption Documents for holders of options granted under the Aarohi Communications, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 filed May 8, 2006).
10.26*	Amended and Restated Emulex Corporation 2005 Equity Incentive Plan (incorporated by reference to Appendix A to Emulex Corporation’s proxy statement on Schedule 14A for the 2012 annual meeting of its stockholders filed on October 9, 2012).
10.27*	Form of 2005 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006).
10.28*	Form of Notice of Grant of Restricted Stock Award under 2005 Equity (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006).
10.29*	Sierra Logic, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on October 5, 2006).
10.30*	Form of Sierra Logic, Inc. Stock Option Agreement and Notice of Grant of Stock Option (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on October 5, 2006).
10.31*	Form of Emulex Corporation Stock Option Assumption Documents for holders of options granted under the Sierra Logic, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed on October 5, 2006).
10.32*	Offer letter, dated May 4, 2008, from the Company to Jeffrey W. Benck (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 12, 2008).
10.33*	Form of Amendment to Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 16, 2009).
10.34*	Form of Amendment to Restricted Stock Award Agreement incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 16, 2009.
10.35*	Form of Notice of Grant of Restricted Stock Unit under the Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on January 30, 2009).
10.36*	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on January 30, 2009).
10.37*	Form of Restricted Stock Unit Award Agreement for Non-U.S. Grantees under the Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on January 30, 2009).
10.38*	Form of Amendment to Restricted Stock Unit Agreements under the Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.52 to the Company’s 2010 Annual Report on Form 10-K, filed August 26, 2010).
10.39*	Form of Performance Stock Unit Award Agreement under the Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.52 to the Company’s 2012 Annual Report on Form 10-K, filed on August 30, 2012).
10.40*	Amendment to Key Employee Retention Agreement between the Company and Jeffrey W. Benck, dated April 25, 2012 (incorporated by reference to Exhibit 10.53 to the Company’s 2012 Annual Report on Form 10-K, filed on August 30, 2012).
10.41**	Patent License and Release Agreement, dated July 3, 2012, between the Company and Broadcom Corporation (incorporated by reference to Exhibit 10.52 to the Company’s 2012 Annual Report on Form 10-K, filed on August 30, 2012).

Exhibit No.	Description of Exhibit
10.42*	Amended and restated Key Employee Retention Agreement of James McCluney, effective as of January 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on October 29, 2012).
10.43*	Amended and restated Key Employee Retention Agreement of Jeffrey W. Benck, effective as of January 1, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on October 29, 2012).
10.44*	Amended and restated Key Employee Retention Agreement of Michael J. Rockenbach, effective as of January 1, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on October 29, 2012).
10.45*	Amended Emulex Corporation Change in Control Retention Plan (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on October 29, 2012).
10.46*	Emulex Corporation Stock Award Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit B to the Company’s definitive proxy statement on Schedule 14A for the 2012 Annual Meeting of stockholders filed on October 9, 2012).
10.47	Letter Agreement, dated March 27, 2013, by and among Elliott Associates, L.P., Elliott International, L.P., Elliott International Capital Investors Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2013).
10.48*	Form Performance Cash Settled Unit Award Agreement under the Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s 10-Q filed on May 10, 2013).
10.49*	Form Cash-Settled Restricted Stock Unit Award Agreement under the Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s 10-Q filed on May 10, 2013).
10.50*	Form of Amended and Restated Appendix to Restricted Stock Award Agreement , Restricted Stock Unit Award Agreement, Non-Qualified Stock Option Agreement, Incentive Stock Option Agreement, Cash Settled Restricted Stock Unit Award Agreement, and Performance Stock Unit Award Agreement for Change in Control Retention Plan Participants or Employees Covered by a Key Employee Retention Agreement under the Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on May 10, 2013).
10.51*	Form of Amended and Restated Appendix to Restricted Stock Unit Award Agreement for Non-U.S. Grantees under the Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on May 10, 2013).
10.52*	Employment Agreement, dated July 12, 2013, between Emulex Corporation and James M. McCluney (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 15, 2013).
10.53*	Severance Agreement, dated July 12, 2013, between Emulex Corporation and Jeffrey W. Benck (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 15, 2013).
10.54*	Amendment to Key Employee Retention Agreement, dated July 12, 2013, between Emulex Corporation and Jeffrey W. Benck (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 15, 2013).
10.55	Amendment to letter agreement, dated August 9, 2013, by and among Elliott Associates, L.P., Elliot International, L.P., Elliott International Capital Investors Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2013).
21	List of Company subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description of Exhibit
31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensation plan or arrangement.

**	Confidential treatment has been granted with respect to the redacted portions of the referenced exhibit.