Form 10-K/A
period 2013-06-30
EMULEX CORP /DE/
filed 2013-10-25
CIK 350917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

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
 __________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.10 Per Share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒        No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐        No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒          No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒           No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on the New York Stock Exchange on December 28, 2012, which was the last trading day of the second quarter of fiscal 2013, of $7.09 was $631,918,350.
As of August 20, 2013, the registrant had 91,406,722 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The following documents, or parts thereof, are incorporated by reference into the following parts of this Form 10-K: None

Explanatory Note
This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (the “2013 Form 10-K”) originally filed on August 29, 2013 (the “Original Filing”) by Emulex Corporation (“Emulex,” the “Company,” “we,” or “us”). We are filing this amendment to present the information required by Part III on Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended June 30, 2013.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.
EXECUTIVE OFFICERS
The executive and certain other officers of Emulex or its principal operating subsidiaries as of October 25, 2013 were as follows:

Name	Position	Age
James M. McCluney(1)	Executive Chairman	62
Jeffrey W. Benck(2)	President and Chief Executive Officer	48
Michael J. Rockenbach (3)	Executive Vice President, Chief Financial Officer, Secretary, and Treasurer	53
Margaret A. Evashenk (4)	Senior Vice President, Chief Development Executive	47
Jeffrey L. Hoogenboom(4)	Senior Vice President, Worldwide Sales	48
Randall G. Wick (5)	Senior Vice President, General Counsel	60

(1)    Mr. McCluney was appointed Executive Chairman of Emulex on July 12, 2013 and, in connection therewith, resigned from his position of Chief Executive Officer.
(2)    Mr. Benck was appointed Chief Executive Officer of Emulex on July 12, 2013 and, in connection therewith, resigned from his position of Chief Operating Officer.
(3)    Mr. Rockenbach's service as an officer and employee of the Company will terminate effective December 31, 2013.
(4)    These persons serve in the indicated capacities as SEC Section 16 officers of Emulex, but are not officers of Emulex or its subsidiaries, and are considered a “significant employee.”
(5)    Mr. Wick serves as an officer of Emulex’s principal operating subsidiaries; he is not an officer of Emulex. Also, Mr. Wick serves in the indicated capacity as a SEC Section 16 officer of Emulex.
Mr. McCluney currently serves as Executive Chairman of Emulex and Chairman of the Board of Directors. Mr. McCluney joined Emulex in November 2003 as President and Chief Operating Officer, and was subsequently appointed to the position of President and Chief Executive Officer in September 2006. Mr. McCluney was appointed to the office of Executive Chairman of Emulex and Chairman of the Board of Directors in July 2013. Mr. McCluney had served as Vixel Corporation’s (“Vixel”) Chairman, President and Chief Executive Officer, prior to the Emulex acquisition of Vixel in November 2003. Mr. McCluney served as President and Chief Operating Officer of Crag Technologies (formerly Ridge Technologies), a storage system manufacturer, from October 1997 to January 1999. Mr. McCluney served in various positions at Apple Computer, Inc. from October 1994 to September 1997, including Senior Vice President of Worldwide Operations and Vice President of European Operations. Mr. McCluney also serves as a Director of Multi-Fineline Electronix, Inc., a leading global provider of high-quality, technologically advanced flexible printed circuits and value-added component assemble solutions to the electronics industry.
Mr. Benck currently serves as a Director, Chief Executive Officer and President of Emulex. Mr. Benck joined Emulex in August 2008 as Executive Vice President and Chief Operating Officer and was subsequently appointed to President and Chief Operating Officer in August 2010. Mr. Benck was named a Director of Emulex and President and Chief Executive Officer of the Company in July 2013. Prior to joining Emulex, Mr. Benck was President and Chief Operating Officer of QLogic Corporation, a supplier of storage networking solutions, from April 2007 to March 2008. Prior to joining QLogic Corporation, Mr. Benck worked for International Business Machines Corporation, a global leader in information technology and services, for 18 years, in his last role serving as vice president of xSeries, BladeCenter and Retail Store Solutions development. While at IBM, Mr. Benck's focus included growth initiatives, product development, marketing and strategy, portfolio management and customer relationships. Mr. Benck is widely known for his role in establishing IBM's blade server product line leadership.
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

Mr. Hoogenboom joined the Company in January 2009 as Senior Vice President of Worldwide Sales. Prior to joining the Company, Mr. Hoogenboom was Vice President of Emerging Business Sales of Cadence Design Systems, Inc. from January 2008 to December 2008. From January 2007 to January 2008, Mr. Hoogenboom was Executive Vice President of Sales of LSI Corporation. Prior to joining LSI Corporation, Mr. Hoogenboom spent 18 years at Intel Corporation where he held multiple sales and marketing positions including Vice President, General Manager of Reseller Channel Sales and Vice President of Embedded Sales.
Mr. Wick joined the Company in June 2002 and serves as Senior Vice President and General Counsel. Prior to joining the Company, Mr. Wick served as Vice President, Chief Operating Officer and General Counsel of TelOptics Corporation, a high technology privately held company, since November 2000. Previously, Mr. Wick served as a legal consultant for his own firm and held the positions of Vice President and General Counsel for Samsung Electronics America, Inc. from 1998 to 1999 and AST Research, Inc. from 1990 to 1998.
None of the executive officers of Emulex or officers of its principal operating subsidiaries has any family relationship with any other executive officer of Emulex, other officer of its principal operating subsidiaries, or director of Emulex.
BOARD OF DIRECTORS
The names of our directors, their ages as of October 25, 2013 and their positions with the Company as set forth below, followed by certain other information about them.

Name	Position	Age
Jeffrey W. Benck(4)	President, Chief Executive Officer, and Director	48
Gregory S. Clark	Director	48
Michael P. Downey(2)(3)	Director	66
Bruce C. Edwards(1)(2)	Director	59
Paul F. Folino	Director	68
Eugene J. Frantz	Director	47
Robert H. Goon(2)(3)	Director	72
Beatriz V. Infante(1)(2)	Director	58
Don M. Lyle(1)(2)	Director	74
James M. McCluney(5)	Executive Chairman and Chairman of the Board	62
Nersi Nazari(2)	Director	54
Dean A. Yoost(2)(3)	Director	63

(1)	Member of the Compensation Committee of the Board of Directors.

(2)	Member of the Nominating/Corporate Governance Committee of the Board of Directors.

(3)	Member of the Audit Committee of the Board of Directors.

(4)	Mr. Benck was appointed Chief Executive Officer of Emulex in July 2013, and in connection therewith, resigned as Chief Operating Officer, but retained the title of President.

(5)	Mr. McCluney was appointed Executive Chairman of Emulex and Chairman of the Board of Emulex in July 2013, and in connection therewith, resigned as Chief Executive Officer.
Each of our directors brings unique capabilities to the Board. The Company believes the directors as a group have the experience and skills in areas such as general business management, corporate governance, leadership development, finance and risk management that are necessary to effectively oversee Emulex. In addition, the Company believes that each of the directors possesses high standards of ethics, integrity and professionalism, sound judgment, community leadership and a commitment to representing the long-term interests of the stockholders.
Mr. Benck’s biography is set forth under the heading “Executive Officers.”
As Emulex's current President and Chief Executive Officer, Mr. Benck provides intimate knowledge of Emulex’s current operations and insights on how to deliver customer value. In addition, Mr. Benck's extensive engineering and product experience in the technology industry and the markets in which Emulex competes provide the Board unique insight into the strategic issues and opportunities in front of Emulex.
Mr. Clark was named a Director of Emulex in April 2013. Mr. Clark is currently the Chief Executive Officer and a Director of Blue Coat Systems, Inc., a developer of products and services that secure and optimize the delivery of business applications. Mr. Clark served as Chief Executive Officer of Mincom, a leading global provider of software and services to asset-intensive industries, from May 2008 until its acquisition by the ABB Group on July 29, 2011. Prior to Mincom, he served as President and Chief Executive Officer of E2open, a leader in ERP-agnostic global supply chain integration from early 2003 to May 2008, and served as Chief Technology Officer of E2open from its inception in 2001 until early 2003. Earlier in his career, Mr. Clark was the IBM Distinguished Engineer responsible for IBM’s security technology and served as a vice president at IBM’s Tivoli Systems, Inc. Before joining IBM, he founded the security software firm, Dascom, Inc., which was sold to IBM Corporation in 1999. Mr. Clark previously held senior roles with AT&T, UNIX System Laboratories and Stallion Technologies. Mr. Clark is also a member of the Board of Directors of the Global HealthCare Exchange (GHX) and Intelligrated, Inc.
Mr. Clark was selected as a director nominee pursuant to the terms of a Letter Agreement with The Elliott Group, as discussed below. Mr. Clark's extensive expertise running technology companies and his current role as Chief Executive Officer of Bluecoat makes him a valuable member of the Board.
Mr. Downey has served as a Director of Emulex since February 1994 and is Chairman of the Audit Committee. Mr. Downey has been a private investor and executive consultant since 1998. Mr. Downey served as the senior financial executive of Nellcor Puritan Bennett and one of its predecessors, a manufacturer of medical instruments, from 1986 to 1997. Mr. Downey was Vice President of Finance with Shugart Corporation, a manufacturer of disk drives, from 1986 to 1994. Mr. Downey serves on the Board of Directors of Engajer, Inc., a privately held cloud-based SaaS company providing an interactive video platform. In addition, Mr. Downey serves as a Director and a member of the Audit, Nominating and Compensation committees of Vertical Communications, Inc. (previously known as Artisoft Inc.), a developer of software-based phone systems, and served as its interim President and Chief Executive Officer from March 2000 to July 2000 and as its Chairman from October 1998 to February 2004. Mr. Downey served as a Director and a member of the Audit and Compensation committees of First Consulting Group, Inc., a consulting and integration management company for the health care and pharmaceutical industries until it was acquired by Computer Sciences Corporation in February 2008 and as a Director and member of the Audit and Compensation committees of Adeza Biomedical Corporation, a designer, developer and manufacturer, and marketer of women’s healthcare products until it was acquired by Cytec Corporation in May 2007.
Mr. Downey’s financial expertise, exemplified by his background and experience in a number of companies as a senior financial officer, and his broad experience with technology companies make him a valuable asset to the Board and to serve as a qualified financial expert and Chairman of the Audit Committee. In addition, Mr. Downey provides leadership and governance experience through his current and prior service on the boards of various other public companies, including service on the Audit and Compensation committees of such companies.
Mr. Edwards has served as a Director of Emulex since May 2000 and is Chairman of the Compensation Committee of the Board. He served as the Executive Chairman of the Board of Powerwave Technologies, Inc. (“Powerwave Technologies”), a designer, manufacturer and supplier of advance coverage and capacity solutions for the wireless communications industry from February 2005 to November 2007, and served as Chief Executive Officer and as a Director of Powerwave Technologies from February 1996 until February 2005. Mr. Edwards also served as the President of Powerwave Technologies from February 1996 to May 2004. Mr. Edwards was Executive Vice President, Chief Financial Officer and Director of AST Research, Inc., a personal computer company, from July 1994 to December 1995 and Senior Vice President, Finance and Chief Financial Officer of AST Research, Inc. from March 1988 to July 1994. Mr. Edwards also serves as a Director and member of the Compensation Committee of Semtech Corporation, a supplier of analog and mixed-signal semiconductor products, and a Director, Chairman of the Compensation Committee, and member of the Audit Committee and Corporate Governance and Nominating Committee at Lantronix, Inc., a global provider of smart M2M connectivity solutions. Mr. Edwards also served as a Director, Chairman of the Audit Committee and member of the Nominating and Governance Committee of SouthWest Water Company, an owner and operator of water and wastewater utilities and related services from August 2009 until SouthWest Water Company was acquired in September 2010.
Mr. Edwards has leadership experience through his past experience as the chairman and chief executive officer of a publicly traded global technology company. His management and operational expertise is accompanied by his experience with the design and manufacturing of technology products and experience dealing with complex accounting matters. These skills come from the unique experience of not only serving as Chief Financial Officer but also Chief Executive Officer of different publicly traded companies.
Mr. Folino currently serves as a Director of Emulex. Mr. Folino joined Emulex in May 1993 as President, Chief Executive Officer and Director. Mr. Folino served as Chairman of the Board from July 2002 through July 2013 and served in the office of Executive Chairman of Emulex from September 2006 through November 2011. Prior to joining Emulex, Mr. Folino was President and Chief Operating Officer of Thomas-Conrad Corporation, a manufacturer of local area networking products, from January 1991 to May 1993. Mr. Folino is also a Director and member of the Compensation Committee and Corporate Governance and Nominating Committee of Microsemi Corporation, a designer, manufacturer and marketer of high-performance analog and mixed-signal integrated circuits and high reliability discrete semiconductors and is a Director, Chairman of the Compensation Committee and member of the Acquisition Committee of CoreLogic, Inc., a leading provider of consumer, financial and property information, analytics and services to business and government. In addition, Mr. Folino serves as a Director, Chairman of the Corporate Governance and Nominating Committee and as a member of the Audit Committee and Compensation Committee of Lantronix, Inc., a global provider of smart M2M connectivity solutions.
Mr. Folino served as Chief Executive Officer of Emulex for over 14 years and served as Chairman for over ten years. Through these positions, Mr. Folino brings to the Board of Directors recognized executive leadership and vision, as well as knowledge of Emulex’s business, strategy and financial position. In addition, he brings with him a global network of customer and industry contacts.
Mr. Frantz was named a Director of Emulex in April 2013.  Mr. Frantz is currently a partner at Google Capital and was previously a partner at TPG Capital where he worked from 1999 to 2012.  Prior to TPG Capital, Mr. Frantz worked at Oracle Corporation leading its venture capital efforts and Morgan Stanley specializing in technology mergers and acquisitions. Mr. Frantz received an M.B.A. from the Stanford Graduate School of Business and a B.S. from the University of California, Berkeley. Mr. Frantz previously served on the boards of directors of Alltel, Avaya, Freescale Semiconductor, MEMC Electronic Materials, Network General, Paradyne Networks, Seagate Removable Storage Solutions and SMART Modular Technologies.
Mr. Frantz was selected as a director nominee pursuant to the terms of a Letter Agreement with the Elliott Group, as discussed below. Mr. Frantz's brings to the Board valuable experience in financial analysis, return on investment insights and private equity investments in technology companies as well as experience from having served a director of numerous technology companies.
Mr. Goon has served as a Director of Emulex since its inception in 1979. He also serves as the Chairman of the Nominating/Corporate Governance Committee and as a member of the Audit Committee. He was engaged in the practice of law for over 40 years, specializing in complex corporate and securities transactions. He has been a sole practitioner since October 1999.
Having served on the Board for over 30 years, Mr. Goon has directly participated in almost every significant legal issue and many of the major business transactions entered into by Emulex. In addition, as a practicing attorney for over 40 years, Mr. Goon brings strong legal and corporate governance knowledge and skills to the Board.
Ms. Infante was named a Director of Emulex in May 2012. Ms. Infante is currently the Chief Executive Officer of Business Excelleration LLC, a business consultancy specializing in corporate transformation and renewal. Since 2008, Ms. Infante has also served as an Investor and Advisor to Tandem Capital. Ms. Infante served as Chief Executive Officer and a Director of ENXSuite Corporation from May 2010 until ENXSuite Corporation was acquired in October 2011. Ms. Infante served as Chief Executive Officer and as a Director of VoiceObjects, Inc. from March 2006 until VoiceObjects, Inc. was acquired in December 2008. Ms. Infante served as Director and Interim Chief Executive Officer of Sychron, Inc. from December 2004 to June 2005 until its sale to an investor group. Ms. Infante was Chief Executive Officer and President of Aspect Communications Corporation, a market leader in communications solutions, from April 2000 until October 2003, and was additionally named Chairman in February 2001. Between October 1998 and April 2000, she held additional roles at Aspect Communications. Ms. Infante also serves as a Director and member of the Compensation Committee and member of the Corporate Development & Investment Committee of Sonus Networks, Inc., and Director and Chairman of the Compensation and Audit Committees of 1010data, Inc. Ms. Infante is a 2012 and 2013 National Association of Corporate Directors (NACD) Board Leadership Fellow. She has demonstrated her commitment to boardroom excellence by completing NACD’s comprehensive program of study for experienced corporate directors-a rigorous suite of courses spanning leading practices for boards and committees. Ms. Infante supplements her board leadership skills through ongoing engagement with the director community and access to leading practices.
Ms. Infante’s strong technical expertise coupled with her senior executive experience as a Chief Executive Officer of many different technology companies and her exemplary performance as a distinguished board member who currently sits on multiple technology company boards provide strategic and corporate compensation experience to the Board. Ms. Infante holds a Bachelor of Science and Engineering degree in Electrical Engineering and Computer Science from Princeton University and holds a Master of Science degree in Engineering Science from California Institute of Technology.
Mr. Lyle has served as a Director of Emulex since February 1994. Since 1983 he has served as an independent consultant to various computer and venture capital companies and as a principal of Technology Management Company, a management consulting firm specializing in high technology companies. Mr. Lyle also serves as a member of the Board of Directors of several private companies.
Mr. Lyle’s strong technical expertise, executive and technical managerial positions and his service on numerous boards provide technology insights coupled with strategic and corporate governance experience to the Board. As an independent consultant to various computer and venture capital companies, Mr. Lyle has evaluated and invested in numerous companies and provides valuable insight on potential acquisition opportunities and other operational matters.
Mr. McCluney’s biography is set forth under the heading “Executive Officers.”

As Executive Chairman of Emulex and former Chief Executive Officer, Mr. McCluney provides intimate knowledge of Emulex’s strategic and operational issues that are a vital component of Board discussions. In addition, Mr. McCluney’s extensive experience in the technology industry and broad based customer and partner contacts provide the Board with insight into important issues that Emulex faces.
Mr. Nazari has served as a Director of Emulex since June 2011. Mr. Nazari has been Executive Chairman of Vital Connect, Inc., formerly known as Vigilo Networks, Inc., a medical device company, since 2011, and Chairman and Chief Executive Officer since 2012. Mr. Nazari served as Chief Executive Officer and President of Teranetics, Inc., a leader in 10GBASE-T Ethernet Phy chips, from 2009 to 2010. Mr. Nazari has served as President of Pacific General Ventures, a venture capital company that invests in semiconductor and software companies, since 2003. Mr. Nazari served as Vice President for Signal Processing Technology of Marvell Technology Group Ltd. (“Marvell”), from 1997 to 2003. Prior to Marvell, Mr. Nazari served as Chief Technologist at GEC Plessey Semiconductor.
Mr. Nazari’s technical engineering expertise and history of developing new market segments provide valuable insight to the Board as Emulex continues to identify and expand into new growth markets. Mr. Nazari holds a PhD in Electrical Engineering from the University of Colorado, Boulder and is the holder of eight patents.
Mr. Yoost was named as a Director of Emulex in August 2005. Mr. Yoost retired as a Partner after thirty-three years with PricewaterhouseCoopers, wherein he held numerous client service and Firm leadership positions. During this period, he lived and worked in Tokyo and Beijing for sixteen years. He was elected as a Director to the 18-partner Global Oversight Board of PWC International Limited, the coordinating entity for the global network of firms. At his retirement, Mr. Yoost was the Firm’s Managing Partner in Orange County and the Regional Leader of its Advisory Services practice. He has been involved in virtually all areas of international trade and investment, and has served clients in a number of industries, including technology, financial services, consumer products, distributions services, health services and manufacturing. Mr. Yoost is a member of the Board of Directors of Pacific Life Insurance Company, a Fortune 500 company and California’s largest life and annuities provider, Belden Inc. (NYSE), a designer and global manufacturer of cable, connectivity and networking products, and Union Bank, among the largest fifteen banks in the U.S. He is also one of three members of the advisory board of the American Honda Finance Corporation.
Mr. Yoost’s financial expertise, exemplified by his qualifications as a Certified Public Accountant, his background and experience as a Partner of a multi-national accounting firm make him a valuable asset to the Board and to serve as a qualified financial expert and member of the Audit Committee.
Letter Agreement with the Elliott Group and Appointment of Gregory S. Clark and Eugene J. Franz to the Board
On March 27, 2013, Emulex entered into a letter agreement (the “Letter Agreement”) with Elliott Associates, L.P. and certain affiliated entities (collectively, the “Elliot Group”), pursuant to which Emulex agreed to (i) increase the size of the Board to 11 members and (ii) nominate two new independent directors, Gregory S. Clark and Eugene J. Frantz, to serve on the Board and be included in the Board’s slate of nominees for our next annual meeting of stockholders. Under the Letter Agreement, the Elliott Group agreed to comply with certain standstill restrictions with respect to their ownership of Emulex common stock and certain other matters.
The Letter Agreement was further amended on August 9, 2013 and again on September 19, 2013 to acknowledge that Emulex had made certain changes to its procedures for submission of director nominations and stockholder business for the 2013 Annual Meeting described in the Current Report on Form 8-K filed with the Securities Exchange Commission on September 20, 2013.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16 of the Exchange Act requires Emulex’s Directors and executive officers and persons who own more than 10% of a registered class of Emulex’s equity securities to file various reports with the Securities and Exchange Commission and the New York Stock Exchange concerning their holdings of, and transactions in, securities of Emulex. Copies of these filings must be furnished to Emulex.

Based on a review of the copies of such forms furnished to Emulex and written representations from Emulex’s executive officers and Directors, Emulex believes that during the 2013 fiscal year, none of the officers, Directors and greater than 10% stockholders were delinquent in their applicable Section 16(a) filing requirements except that each of Gregory S. Clark and Eugene J. Frantz inadvertently made late Form 3 filings in connection with their initial equity grants upon appointment to the Board of Directors effective March 27, 2013. The respective Form 3 filings were subsequently filed on April 17, 2013.
CODE OF ETHICS
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
AUDIT COMMITTEE
Each member of the Audit Committee is an “independent director” (as defined in the Corporate Governance Standards of the New York Stock Exchange). The audit committee consists of Messrs. Downey (Chair), Goon and Yoost. Each member also meets the Securities and Exchange Commission’s additional independence requirements for members of audit committees. The Board has further determined that each member of the Audit Committee is financially literate under the requirements of the New York Stock Exchange and that both Messrs. Downey and Yoost are “audit committee financial experts” as defined by the rules of the Securities and Exchange Commission. The designation of members of our Audit Committee as “audit committee financial experts” does not impose on those members any duties, obligations, or liabilities that are greater than are generally imposed on them as members of the Audit Committee and Board of Directors, and does not affect the duties, obligations, or liabilities of any other member of the Audit Committee or Board of Directors.

Item 11.	Executive Compensation.

EXECUTIVE OFFICER COMPENSATION AND OTHER INFORMATION
Compensation Discussion and Analysis
Overview of Executive Compensation Policies and Practices
The purpose of this Compensation Discussion and Analysis is to provide key information and details on how we pay our executive officers. In this discussion, we will focus on the executive compensation programs for our Chief Executive Officer and the other Named Executive Officers included in the Summary Compensation Table beginning on page 24 of this document. As a group, these executive officers are referred to as our “Named Executive Officers.” Our Named Executive Officers for fiscal year 2013 were:
James McCluney - Chief Executive Officer,
Jeffrey Benck - President and Chief Operating Officer,
Michael Rockenbach - Executive Vice President and Chief Financial Officer,
Jeffery Hoogenboom - Senior Vice President, Worldwide Sales; and
Margaret A. Evashenk - Senior Vice President, Chief Development Executive.
Our fiscal year 2013 compensation policies and payouts are consistent with our commitment to align executive compensation with our stockholder’s interests. Over the past several years, including in 2013, we have sought input from a number of external sources, including our stockholders, as we design and modify our executive compensation plans. Based on this input, we made some additional changes in our executive compensation plans for fiscal 2013, to further enhance their effectiveness, which we cover in more detail below. Some key highlights of our fiscal year 2013 compensation decisions include the following:

•
No Changes to Base Salary - For the second year in a row, we did not give merit increases in base salary driven mainly by our desire to maintain base salaries at the 50th percentile relative to our peer group for 2013, and a desire to emphasize those elements of compensation that are more directly related to Emulex’s performance and changes in stockholder value.

•
Aligning Pay for Performance - Our pay for performance programs continued to include both short and long-term incentives. In fiscal 2013, we continued our emphasis on performance-based compensation. On average, approximately 58% of total direct compensation paid to our Named Executive Officers in fiscal 2013 consisted of either equity awards for which the ultimate economic value to the officers depends on performance against a peer group and/or the future performance of our stock, or cash compensation tied to performance against specific revenue and operating income targets.

◦
Performance-Based Cash Compensation. Because Emulex did not achieve many of its revenue and operating income targets in 2013, our executive officers experienced, on average, a 17% decrease in performance-based cash compensation under our executive incentive compensation plan as compared to 2012, including an $88,451 decrease in performance-based cash compensation of our Chief Executive Officer.

◦
Performance-Based Equity Compensation. In light of our focus on longer term incentives, the fiscal 2013 awards for the performance-based equity grants are based on performance over the fiscal 2013-fiscal 2014 period. These grants provide executives an opportunity to receive up to 30% of the target grant in the first year if Emulex achieves median performance against the performance of our peer companies. In fiscal 2013, our percentile performance on revenue was at the 70th percentile but we did not meet the median performance with respect to the non-GAAP operating income and total stockholder return metrics. Accordingly, our executive officers earned only 59% (for the Chief Executive Officer) and 63% (for the President and Chief Operating Officer and for the Executive Vice President and Chief Financial Officer) of the target performance-based equity awards which were based solely on fiscal 2013 performance. As discussed below, for fiscal 2014, we have increased the percentage of performance-based equity awards for Mr. Benck, as our new Chief Executive Officer, from 30% to 40%.
The following graph illustrates the performance-based compensation elements in 2013 for each Named Executive Officer as percentage of total direct compensation.
Named Executive Officers Pay Mix

•
Competitive Pay Position - Our target competitive position for total cash compensation remained at the 50th percentile of compensation paid to similarly situated executive officers of the companies in our compensation peer group. Our target total direct compensation for 2013 was also at the 50th percentile of our compensation peer group.

•
Emphasis on Equity Awards Tied Directly to Performance Relative to Peer Companies - Consistent with our ongoing efforts to align pay for performance, we continue to emphasize equity awards granted to certain of our executive officers that are tied directly to achievement of specific financial targets. In 2013, a total of 50% of the equity-based awards of our Chief Executive Officer, and 30% of our equity-based awards for our President and Chief Operating Officer and our Executive Vice President and Chief Financial Officer, were designated as “performance-based shares.” These performance-based shares were awarded to these executive officers based on the percentage of Emulex’s revenue growth and adjusted operating income growth for fiscal 2013 over fiscal 2012 compared to the percentage of revenue growth and adjusted operating income growth of certain designated peer companies over the same period. The metric we use in our award of performance-based shares is a different metric from the one used to calculate cash incentive payments, which is based on Emulex’s own internal operating plan. We believe this is an important distinction as our short term cash incentive plan is solely based upon our internally generated forecast while our long term performance equity awards are solely based upon our relative performance compared to our peer companies. As a result, the performance equity awards focus on long-term performance and could yield little to no award if such performance is significantly below that of our competitive peer group, regardless of Emulex’s performance against its internal operating plan. In the case of our Chief Executive Officer, award of a portion of the performance-based shares was also tied to the percentage growth of our stock price as compared to the stock price of our designated peer companies. In order to reflect our focus on longer-term performance objectives, the equity awards were contingent on Emulex's performance over the two-year period of fiscal 2013-fiscal 2014, with an opportunity for an award in the first year, up to 30% of target, if the company performs at or above the median of comparator companies. Any grant awarded in the first year is subtracted from the final award in the second year. For fiscal 2014, the percentage of the targeted amount of performance-based shares granted to each of these executive officers will range from 150% of the targeted performance-based shares if our total revenues placed us at or above 75th percentile relative to our peer companies, down to 0% of the targeted amount if our total revenues place us below the 25th percentile relative to our peer companies.

•
Cash Incentive Payments Tied to Performance Relative to Operating Plan - Our executive incentive compensation plan is designed to focus our leadership team on the achievement of both company-wide and individual accomplishments that contribute to the creation of stockholder value. In fiscal 2013, we used revenue and non-GAAP operating income as the metrics for our cash incentive plan. (See Reconciliation of GAAP Operating Income [Loss] to Non-GAAP and Adjusted Operating Income on page 21 of this document). Cash incentive payments under the executive incentive compensation plan are based on revenue and non-GAAP operating income targets with payment amounts tied to performance relative to Emulex's own projections and operating plan as opposed to the peer group based performance targets applicable to "performance-based shares" described above. Overall performance targets for 2013 were approximately $510 million (Revenue) and approximately $76 million (Public Non-GAAP Operating Income). In addition, since the fiscal 2013 performance targets included an increase in revenue over fiscal 2012, but a decrease in Non-GAAP Operating Income, the Compensation Committee reduced any awards earned by 10% for the Chief Executive Officer and 5% for other Named Executive Officers. Furthermore, we limited the maximum cash incentive plan awards to 150% of target.

•
Limited Personal Benefits - We continue to maintain very limited perquisites for our Named Executive Officers with these officers generally participating in the same benefit plans as our other employees. We do not grant accrual for paid time off for our Named Executive Officers. Instead, such officers were allowed to take time off with pay at management’s discretion, subject to fulfilling performance expectations, which is our general policy for all executives.

•
Ownership Guidelines - The Compensation Committee believes in linking the interests of management and stockholders and as a result, the Board maintains stock ownership guidelines for our executive officers that specify a value, in dollars, of shares the executive officers must accumulate and hold within five years after they have taken their appointment or promotion as an executive officer, or December 24, 2010, the initial adoption of this guideline. While our guidelines call for ownership of equity equal to the officers’ annualized base salary, as a group, our Chief Executive Officer and other Named Executive Officers have average holdings in excess of three years base salary in Emulex stock. While not restricted from selling these additional holdings under our existing guidelines, we believe this level of typical holding by our named executive officers is strongly aligned with our stockholders. The Compensation Committee plans to continue to review the ownership guidelines for our Named Executive Officers on an annual basis to determine if any changes are warranted based on the actual stock holdings of our Named Executive Officers.

Changes for Fiscal 2014
For fiscal 2014, our compensation programs continue to tie compensation directly to company performance and increases in value to our stockholders. As was the case for fiscal 2013, in designing our compensation policies for fiscal 2014 and beyond, we tried to provide opportunities to our Named Executive Officers to realize significant increases in their overall compensation if their efforts in developing new products proved successful in generating growth in revenue and non-GAAP operating income while, at the same time, deemphasizing those elements of compensation that are not directly related to our company’s performance.
This philosophy was reflected in our compensation decisions for fiscal 2014 as follows:

•
No Merit-Based Changes to Base Salary - For 2014, after considering a number of factors, including the fact that we did not provide base salary increases to our executive officers in 2012 and 2013, we did provide a modest increase to the base salaries of our executive officers of between 2% - 2.5% in order to address the effects of inflation. We believe that providing for modest changes to the base salaries of our executive officers is appropriate in light of Emulex's performance in 2013 and is consistent with our desire to emphasize those elements of compensation that are directly related to our company’s performance and changes in stockholder value. In addition, the promotion of Mr. Benck to Chief Executive Officer at the beginning of fiscal 2014 resulted in a corresponding increase in his 2014 base salary as compared to 2013. Mr. Benck's 2014 base salary as Chief Executive Officer is $510,000, which is 14% lower than Mr. McCluney's 2013 base salary and below the 50th percentile relative to our peer group for 2014.

•
Cash Incentive Targets Set for First Two Quarters - In establishing the quarterly company performance targets for the cash incentive plan in fiscal 2014, the Committee considered a number of factors including setting challenging but achievable objectives to foster growth in the Company’s revenue and operating income performance, as well as the impact of possible events in the first half of the fiscal year which could impact performance in the second half of the year. After taking these factors into consideration, the Compensation Committee established performance targets only for the first two quarters of fiscal 2014 and expects to establish targets for the remainder of the year later in fiscal 2014.

•
Continued Emphasis on Equity Awards Tied Directly to Performance - For 2014, we continued our emphasis on having the compensation of our Chief Executive Officer tied directly to achievement of specific financial targets. A total of 40% of the equity-based awards granted to our Chief Executive Officer with respect to fiscal 2014 will be designated as “performance-based shares.” This represents a decrease from the previous Chief Executive Officer's percentage of performance-based equity awards of 50%, and an increase over Mr. Benck's percentage of performance-based equity awards of 30% in fiscal 2013. The Committee believes that 40% is appropriate in light of Mr. Benck’s compensation as Chief Executive Officer for 2014, including all equity awards, being below the 50th percentile relative to our peer group and his performance-based equity award percentage representing a significant increase from 2013. The Committee plans to revisit this performance-based equity award percentage for the Chief Executive Officer on an annual basis. Receipt of these performance-based shares by the executive is based on our performance as compared with certain designated peer companies over the period of fiscal 2014 through fiscal 2015 with respect to the following metrics:

◦	Revenue growth

◦	Adjusted operating income growth

◦	Total stockholder return
Awards are based on our relative ranking on these metrics against the performance of the peer companies over this two-year period. The metric we use in our award of performance-based shares is a different metric from the one used to calculate cash incentive payments, which is based on Emulex’s own projections of net revenue and net operating income, as set by the Board of Directors upon approval of the Annual Operating Plan (“AOP”). Adjusted operating income is computed as GAAP operating income, excluding the impact of stock-based compensation, amortization or impairment of intangibles, restructuring charges and litigation settlement or recovery of expenses disclosed in SEC filings. Consistent with our focus on longer-term performance objectives, the equity awards are contingent on Emulex's performance over the two-year period of fiscal 2014-fiscal 2015, with an opportunity for an award up to 30% of target in the first year if Emulex performs at or above the median of the comparator companies. Any grant awarded in the first year is subtracted from the final award in the second year.
As was the case for performance-based equity awards in 2013, in order to reflect our focus on a longer term incentive, if performance criteria are satisfied, the awarded shares are also subject to time-based vesting with 60% of the awarded shares vesting at the end of the two-year period and the remaining 40% vesting at the end of the third anniversary of the grant.
For the fiscal 2014 - fiscal 2015 award, the percentage of the targeted amount of performance-based shares to be granted will range from 150% of the targeted performance-based shares if our performance over the two year period places us at or above the 75th percentile relative to our peer companies down to 0% of the targeted amount if our performance places us below the 25th percentile relative to our peer companies.
For fiscal 2014, Mr. Benck’s equity award includes 40% performance-based awards, 40% time-based restricted stock units, and 20% stock options. Equity awards for the other executives included 80% time-based restricted stock units and 20% stock options. The Committee believes that the use of stock options helps strengthen the senior team’s strong alignment with stockholder interest since any value of the options is dependent on the performance of the stock above the grant strike price.
Compensation Philosophy and Framework
Compensation Priorities
Compensation is an important tool that we use to help recruit, retain and motivate our executive team who are entrusted to achieve our corporate success. The Compensation Committee and our management team emphasize performance-based compensation and seek to reward our executives for the achievement of short and long-term corporate goals which are intended to enhance stockholder value. In designing our compensation programs, our key priorities are to:

•	align company and stockholder interests;

•	pay for performance; and

•	recruit, retain and motivate exceptional talent.
For fiscal 2013, we targeted total compensation for Named Executive Officers, including salary and short- and long term- incentive targets, at the 50th percentile of compensation paid to similarly situated executive officers of the companies in our compensation peer group. Actual pay levels are determined based primarily on corporate performance. However, individual achievement factors such as leadership of assigned functional areas, exceptional business acumen, mastery of key leadership competencies and demonstration of our core values are also considerations in compensation decisions. Our Compensation Committee reviews both the performance and compensation of key employees throughout the year in order to ensure adherence to our compensation philosophy.

Consideration of Say-on-Pay Advisory Vote and Stockholder Outreach Efforts
As we have done over the past several years, during fiscal 2013, we initiated conversations with several of our stockholders, regarding, among other things, our compensation policies. As a result of these conversations and through the continuing refinement of our executive compensation, we received over 98% support from our stockholders in the fiscal 2012 Say-on-Pay proxy voting results. Even with this high level of support, we have continued to make additional changes in our executive compensation plans in an effort to further enhance the effectiveness of such plans and to continue to align compensation with the interests of our stockholders, some of which have been highlighted within this Compensation Discussion and Analysis.
Compensation Practices and Risk
The Compensation Committee, with assistance from our Compensation Consultant, carefully reviewed our executive compensation policies and practices and determined that they do not encourage our executives to, or reward our executives for, taking inappropriate or excessive risks or create risks that are reasonably likely to have a material adverse effect on the Company. We believe the following principles and practices of our executive compensation programs support our overall compensation philosophy and work to reduce the possibility of our executive officers, either individually or as a group, making excessively risky business decisions that could maximize short-term results at the expense of long-term value:

•
the award of performance-based shares to our Chief Executive Officer is tied directly to operational business results and total stockholder return for more than one year, rather than individual performance. There is no positive discretion allowed by management or the Board in calculating these awards;

•
the awards of performance-based shares to our President and Chief Operating Officer and Executive Vice President and Chief Financial Officer are tied directly to operational business results for more than one year rather than individual performance. There is no positive discretion allowed by management or the Board in calculating such awards;

•	the ultimate benefit provided by our long term incentive plan is based purely on the performance of our stock;

•	our executives are required to maintain an investment in our stock, which helps align their economic interests with those of our stockholders;

•	our cash incentive program is capped, which limits any disproportionate increases in payouts in order to minimize excessive risk taking by our executive officers;

•	our performance metrics are counter-balanced so that achieving one metric at the cost of another does not result in a higher payout;

•
 recommendations for changes to our executive compensation programs are made only after a collaborative process involving our finance, tax, legal and human resources employees and advisors, as well as input from our compensation consultant, in order to ensure diversity of thought and overall consensus;

•
we maintain the competitiveness of our compensation by comparing our compensation plans with those of comparable peer companies and annually monitoring and evaluating our plans against executive compensation trends and survey data;

•	we have embraced an egalitarian philosophy related to perquisites and have worked over the past several years to eliminate benefits based on rank; and

•	we believe that our core values provide the foundation for our continued success and serve as a basis for selection, development and rewards for our executive officers.
Compensation Terms
Our comprehensive executive compensation program includes the following elements of compensation:
Base salary - refers to the annual fixed (non-variable) pay rate;
Cash incentive - refers to our Executive Incentive Compensation Plan (“EICP”), which is our annual short-term cash incentive plan and includes quarterly cash incentive payments;
Total cash compensation - refers to base salary plus cash incentive payments;
Equity-Based awards - include restricted stock units (“RSUs”), cash-settled units ("CSUs") and stock options, all of which use time-based vesting, and performance-based shares which are awarded contingent on meeting the specified performance objectives and, if achieved, include time-based vesting with respect to the share award; and
Total direct compensation - refers to total cash compensation and equity awards.

Elements of Compensation

Compensation Element	Objective	Key Features

Base Salary	To provide a minimum, fixed level of cash compensation for executive officers	Generally, base pay has been aligned with our target market position. Adjustments are considered annually based on individual performance, level of pay relative to the market and internal pay equity.

Cash Incentive Payments	To encourage and reward executive officers’ contributions toward individual goals and corporate-level financial and operational results
Quarterly incentive cash payments under the EICP are based on a formula that includes revenue and operating income performance relative to operational goals, as well as an individual performance adjustment.

Total cash compensation	To reflect fixed and short-term variable pay targeted to encourage performance and reflect market-based pay
Total cash compensation (base salary plus cash incentive) is evaluated against the 50th percentile of our compensation peer group’s total cash compensation for the executive team overall; the actual percentile will vary by individual and will be based on reviews of the individuals’ quarterly performance against specific objectives.

Equity-Based Awards	To retain executive officers and align their interests with those of our stockholders
Targeted at a level that will provide total direct compensation (base salary, cash incentive payments and equity awards) approximating the 50th percentile of our compensation peer group’s total direct compensation. Includes different equity types, including stock options, restricted stock units, cash settled units, and performance-based shares to balance multiple objectives.

Determining Competitive Compensation Practices
The Compensation Committee considers a variety of information when making compensation decisions, including:

•	our performance;

•	aligning actual compensation with our compensation philosophy;

•	budget constraints;

•	retention;

•	internal pay equity;

•	individual performance and contribution to the overall corporate performance;

•	our Chief Executive Officer’s recommendations; and

•	Named Executive Officers compensation data for similarly-situated executives in our peer companies for whom we compete for executive talent.
In overseeing our executive officer compensation programs, the Compensation Committee reviews and analyzes the compensation practices of comparable companies as well as industry best practices. Compensation data is gathered with respect to base salary, incentive cash payment targets and awards and all equity awards but does not include generally available benefits, such as 401(k) plans or health care coverage.
Peer Companies
To benchmark total cash and total direct compensation levels, we use a core peer group of companies that we consider to be our primary competitors in the marketplace as well as for executive talent. For fiscal 2013, our peer group included the 23 technology companies listed below, comprised of semiconductor, storage systems, and storage components and networking companies that are in a comparable revenue range. The Compensation Committee also examines other peer companies to stay cognizant of industry trends and practices. These companies are selected by the Compensation Committee with input from Emulex’s management and with the assistance of the Compensation Consultant to represent peer companies:

•	in the technology hardware and equipment sector, the semiconductor equipment sector or computer storage and peripherals sector; and

•	having revenues and market capitalization generally between one-third to four times that of Emulex, set at the median range of the peers at the time the peer group is selected.

Acme Packet, Inc.	Infinera Corporation
Adtran, Inc.	Integrated Device Technology, Inc.
Applied Micro Circuits Corporation	Mellanox Technologies, Ltd.
Aruba Networks, Inc.	Micrel Incorporated
Aviat Networks, Inc.	Microsemi Corporation
Brocade Communications Systems, Inc.	Newport Corporation
Digi International Inc.	PMC-Sierra, Inc.
Dot Hill Systems Corp.	QLogic Corporation
Echelon Corporation	Quantum Corporation
Extreme Networks Inc.	Semtech Corporation
Finisar Corporation	Silicon Image, Inc.
Harmonic Inc.
The Compensation Committee believes that the above peer group represents the optimal cross-section of companies with which we compete for talent or which are similar to us in size, business focus and proximity to Emulex’s principal corporate office. The size of the peer group was expanded for fiscal 2013 from 14 companies to the 23 companies listed above. This increase was made after consultation with the Compensation Consultant in order to facilitate a more sizable and stable pool of comparative data. Brocade Communications Systems, Inc. (“Brocade”) is notably larger than us; however, they are direct competitors with respect to executive talent. QLogic Corporation is likely our closest competitor for executive talent because of its similar product portfolios and its close proximity to our corporate headquarters in Southern California.
For fiscal 2013, in order to obtain more precise and accurate comparative information, the Compensation Committee, with input from Emulex’s management and with the assistance of the Compensation Consultant, utilized a designated subset of the above-referenced peer group for purposes of establishing performance-based equity awards for Mr. McCluney, Mr. Benck and Mr. Rockenbach. Such designated subset consisted of the following companies:

Applied Micro Circuits Corporation	Mellanox Technologies, Ltd.
Brocade Communications Systems, Inc.	Newport Corporation
Dot Hill Systems Corp.	PMC-Sierra, Inc.
Extreme Networks Inc.	QLogic Corporation
Integrated Device Technology, Inc.	Quantum Corporation
We gather data on the compensation practices and policies of the companies listed above through searches of publicly available information, including publicly available databases where available. In addition, we rely upon compensation and benefits surveys, including the Radford Technology Survey (specifically the hardware sub-industry or the peer group). The Compensation Committee does not believe that compensation peer group benchmarking is appropriate as a stand-alone tool for setting compensation levels as certain aspects of our business and objectives are unique to us. However, the Compensation Committee does consider this information an important part of its decision making process in maintaining a market-competitive compensation program.
Individual Performance Reviews
Each quarter, the Compensation Committee reviews the details of how each executive officer including, our Chief Executive Officer, performs against identified corporate and functional objectives. These evaluations are considered and used as input as our Chief Executive Officer makes a recommendation to the Compensation Committee on the base salary, annual incentive cash targets and equity awards for each executive officer. The Chief Executive Officer also considers compensation data gathered from compensation surveys. The Chief Executive Officer bases his evaluation on his knowledge of each executive officer’s performance during the year, considering accomplishments, areas of strength and areas for development. Our Senior Vice President, Human Resources assists the Chief Executive Officer in developing performance feedback and in reviewing the market compensation data to determine the compensation recommendations. Our executive officers do not propose or recommend changes to their own compensation.
The Chief Executive Officer’s annual performance review is conducted by the Compensation Committee acting on behalf of the whole Board of Directors. The evaluation is considered by the committee in determining the Chief Executive Officer’s recommended base salary, annual incentive cash target and equity awards. For fiscal 2014, in light of the designation of Mr.

McCluney as Executive Chairman and the promotion of Mr. Benck to Chief Executive Officer, the Compensation Committee expects to conduct the annual performance review for both officers.
Compensation Committee
The Compensation Committee reviews the performance of our executive officers, makes recommendations to the Board of Directors as to the compensation of our executive officers, reviews the compensation programs for other key employees, including salary and cash incentive payment levels, reviews and approves certain employee benefit policies and programs, and reviews and makes recommendations to management with respect to executive recruitment. In addition, the Compensation Committee administers the Emulex Corporation 2005 Equity Incentive Plan, the Director Plan, certain of our legacy equity incentive plans as well as other equity incentive plans under which we may have outstanding awards as a result of prior acquisitions, including review and approval of grants of awards under these plans. The Compensation Committee also administers the Employee Stock Purchase Plan.
The Compensation Committee’s recommendations regarding executive officer compensation are primarily based upon an assessment of the executive officer’s performance and potential to enhance long-term stockholder value. Except for certain elements of compensation that are specifically tied to certain performance metrics, the Committee does not rely on rigid quantitative guidelines or formulas in determining the recommended amount or mix of compensation elements for each executive officer. The Committee also considers the recommendations of the Chief Executive Officer and the other directors as to the compensation of the other executive officers. Key factors in evaluating executive compensation include:

•	the executive’s performance compared to the goals and objectives established for the executive at the beginning of the year;

•	the nature, scope and level of the executive’s responsibilities;

•	the executive’s contribution to our financial results; and

•	the executive’s demonstration of job knowledge and skills.
In addition, the Compensation Committee considers corporate performance by looking at factors such as performance relative to competitors, performance relative to business conditions, and our success in meeting our financial objectives. The Compensation Committee also considers the level and types of compensation paid to executive officers in similar positions at peer companies as previously identified, as these companies are most likely to compete with us for the services of its executives.
The compensation programs and opportunities for our executive officers will continue in their present form until such time as the Compensation Committee determines in its discretion that revisions to our current plans or replacement plans are advisable. Such revisions may include changes in our compensation arrangements in the future, including the peers against which our committee measures executive compensation, changes in equity or other long-term incentives, and other changes as the committee may determine.
The members of the Compensation Committee are selected by our Board of Directors with consideration of their expertise in executive compensation and knowledge of technology industry compensation practices. As of the filing date of the Amendment, the Compensation Committee consists of three non-employee, independent members of the Board of Directors: Bruce C. Edwards (Chairman), Beatriz V. Infante and Don M. Lyle. No person who served as a member of the Compensation Committee during fiscal 2013, nor any current member, has any interlocking relationships as defined by the Securities and Exchange Commission. Each Compensation Committee member qualifies as an “outside” director under Section 162(m) of the Internal Revenue Code and as a “non-employee” director under Rule 16b-3 under the Securities Exchange Act of 1934. The Compensation Committee has available to it such external compensation advice and data as the Compensation Committee deems appropriate (and as described below under “Compensation Consultant”).
During fiscal 2013, the Compensation Committee held four formal sessions to review our compensation programs and policies.
Compensation Consultant
The Compensation Committee engaged Towers Watson & Company (“Towers Watson” or the "Compensation Consultant"), an independent professional services company, to assist the Compensation Committee from time to time on matters relating to executive compensation. Towers Watson began providing compensation-consulting services to the Compensation Committee in fiscal 2010. In the most recent fiscal year, Towers Watson assisted us in determining groups of peer or comparable companies and assisted the Compensation Committee with executive officer and non-employee director compensation levels, mix of compensation components and competitive stock granting practices. The Compensation Consultant, however, did not make specific compensation recommendations with respect to executive officers or directors. The Compensation Committee has the right to retain and terminate compensation consultant(s), to assign consulting engagements, and to review study findings independent of management. Towers Watson currently does not provide any other services to us.

All of the fees paid to Towers Watson during fiscal 2013 were in connection with the firm’s work on executive compensation or non-employee director compensation matters on behalf of the Compensation Committee. Towers Watson was retained pursuant to an engagement letter, and the Compensation Committee has determined that Towers Watson’s services in this regard do not give rise to any conflict of interest, and considers the firm to have sufficient independence from Emulex and our executive officers to allow it to offer objective advice.
Fiscal 2013 Compensation
In the first quarter of 2013, the Board of Directors approved, upon the recommendation of the Compensation Committee, the compensation parameters of our Named Executive Officers for fiscal 2013, including their base salaries, cash incentive targets and operational goals and annual equity awards. In addition, at the beginning of each subsequent fiscal quarter during fiscal 2013, the Compensation Committee reviewed and approved the short-term incentive plan calculation for awards and evaluated individual performance adjustments under the EICP.
Base Salary
The Compensation Committee considered the following factors in its recommendations to the Board of the appropriate base salaries for our Named Executive Officers:

•	the role of the executive officer with Emulex;

•	his or her level of responsibility;

•	individual performance for the prior year;

•	internal equity; and

•	base salaries paid to persons in similar positions at the peer companies where we compete for talent.
In fiscal 2013, base salary comprised approximately 29%, on average, of total direct compensation for our Named Executive Officers. For fiscal 2013, the Compensation Committee elected not to provide our Named Executive Officers with any material increases in their base salaries over fiscal 2012. In making its decision to generally maintain base salary levels, the Compensation Committee determined that maintaining base salaries at current levels was consistent with its analysis of current market trends and would assist us in aligning total cash compensation at approximately the 50th percentile relative to our peer companies. The following table shows the changes in base salaries paid to our Named Executive Officers in fiscal 2013 relative to fiscal 2012:

Executive	Base Salary of FY’13	Base Salary of FY’12	Percentage Increase
James M. McCluney	$587,724	$587,155	—
Jeffrey W. Benck	$439,651	$439,551	—
Michael J. Rockenbach	$384,358	$383,962	—
Jeffery L. Hoogenboom	$334,037	$333,936	—
Margaret A. Evashenk	$342,334	$342,293	—
Average increase for Named Executive Officers:			—
Cash Incentive Payments
We pay our Named Executive Officers cash incentive awards on a quarterly basis pursuant to our EICP. The plan provides an opportunity for our executive officers to receive cash compensation upon the achievement of specific quantified financial objectives. The plan also has a performance contribution factor that allows for a modification to the calculated award based on individual performance. For fiscal 2013, we used net revenue and public non-GAAP operating income as the objective performance measures for purposes of determining cash incentive payments under the EICP. Non-GAAP financial measures exclude certain expenses and reflect an additional way of viewing aspects of our operations that, when viewed with the GAAP results and the reconciliations to corresponding GAAP financial measures, provide a more complete understanding of our results of operations and the factors and trends affecting our business. A reconciliation between GAAP and public non-GAAP operating income for fiscal 2013 is contained on page 21 below. The Compensation Committee used net revenue as an objective performance measure because it believes that this performance measure gives executives a definitive target that is within their ability to control. The Compensation Committee also used public non-GAAP operating income rather than GAAP operating income because it does not want to provide officers with a disincentive to make certain desirable strategic decisions that may adversely affect Emulex’s net income under GAAP in the short-term. Award formulas under the EICP are established at the beginning of each fiscal year and may be modified, extended, or canceled annually at the discretion of the Compensation Committee. The Compensation Committee generally seeks to establish corporate performance goals that are achievable, but that are set at a level such that the achievement of the goals will take significant effort by the executive officers and is not assured.
We pay cash incentives under the EICP on a quarterly rather than an annual basis. We believe that a quarterly review of each Named Executive Officer’s performance against his or her specific objectives, combined with quarterly incentive payments based upon the successful achievement of the quarterly financial objectives, provides a timely and efficient tool to manage the overall effectiveness and achievement of our tactical and strategic objectives. For participants in the EICP, including the Named Executive Officers, the Compensation Committee establishes the performance targets and incentive payment percentages based on our operating plan which is approved by the entire Board of Directors at the beginning of our fiscal year.
Each of our executive officers has a quarterly target award opportunity expressed as a percentage of quarterly gross base salary at the end of such quarter. For fiscal 2013, the quarterly/annual target award opportunity for our executives ranged from 55% to 100% of quarterly base salary. These percentages are determined by the Compensation Committee and are calculated in order to achieve our stated goal of targeting total cash compensation (i.e., base salary and performance based cash compensation) at approximately the 50th percentile of our peer companies based on an above-average level of performance. The Compensation Committee determines the specific percentage of base salary for each executive officer within this range based on the position each executive officer holds with Emulex and his or her level of responsibility.
On a quarterly basis, the Compensation Committee reviews our results versus our principal corporate objectives to determine whether the objectives have been met. For each participant in the EICP, the Compensation Committee approves the payment of cash incentive payments based on our actual level of achievement in comparison to our operating plan. For fiscal 2013, 45% of the Named Executive Officers’ EICP incentive payments were based on achieving our targeted net revenue and 55% were based on achieving our targeted public non-GAAP operating income.
The quarterly incentive payments are adjusted by application of a formula in which incentive payments are increased to reward for over-achievement of targets (up to a maximum of 150% of target) and decreased to minimize or eliminate incentive payments for performance below targeted levels. Net revenue and public non-GAAP operating income incentive payments are calculated separately. No net revenue incentive payment or public non-GAAP operating income incentive payment was paid for a given quarter unless at least 80% of the corresponding net revenue or public non-GAAP operating income goal, as the case may be, is achieved. In addition, no incentive payment of any kind was made if public non-GAAP operating income was less than 50% of the applicable public non-GAAP operating income goal. Finally, prorated payments are made for employment for less than an entire quarter so long as the participant has been employed for a minimum of 30 calendar days during the quarter.
Overall performance targets for 2013 were approximately $510 million (Revenue) and approximately $76 million (Public Non-GAAP Operating Income). As mentioned above, since the fiscal 2013 performance targets included an increase in revenue over fiscal 2012, but a decrease in Non-GAAP Operating Income, the Compensation Committee reduced any awards earned by 10% for the Chief Executive Officer and 5% for other Named Executive Officers.
The following table contains the targeted and actual levels of net revenue and public non-GAAP operating income for each quarter used for purposes of determining the incentive payments paid to our executive officers during such periods, as well as the percentage of targeted net revenue and public non-GAAP operating income actually achieved each quarter (in thousands, except for percent):

Fiscal Quarter	Targeted Net Revenue	Actual Net Revenue	% of Target Achieved	Targeted Public Non-GAAP Operating Income	Actual Public Non-GAAP Operating Income	% of Target Achieved
Q1 FY'13	$120,710	$119,267	99%	$15,994	$20,386	127%
Q2 FY'13	$129,881	$122,145	94%	$22,053	$20,280	92%
Q3 FY'13	$125,961	$116,786	93%	$16,286	$14,901	91%
Q4 FY'13	$133,430	$120,369	90%	$21,995	$13,935	63%
As is reflected in the table below, the actual quarterly incentive payments paid to each Named Executive Officer were less than their respective aggregate quarterly target cash incentive payment opportunities.

Executive	2013 Target Incentive	2013 Actual Incentive Paid
James M. McCluney	$587,724	$446,509
Jeffrey W. Benck	$351,720	$282,057
Michael J. Rockenbach	$233,021	$184,935
Jeffery L. Hoogenboom	$231,415	$187,512
Margaret A. Evashenk	$188,288	$150,993
Equity Awards
We believe that equity ownership by executive officers provides incentives to build stockholder value by aligning the interests of executive officers with the stockholders and by providing an opportunity for increased compensation if the officers deliver results over time that increase the value of our stock. As such, these awards comprise a major element of our pay-for-performance compensation program and the majority of an executive officers’ total direct compensation. Our long-term incentive awards are designed to focus our leadership on taking actions that lead to sustainable growth and to align their long term interests with those of our stockholders.
Our equity awards are granted in connection with the annual performance review and compensation adjustment cycle. The Compensation Committee considers a number of qualitative and quantitative factors in determining the size of the periodic grants of equity awards. The qualitative factors considered by the Compensation Committee in awarding equity grants to our executive officers include the executive’s performance during the current fiscal year, his or her expected contributions during the succeeding fiscal year and our desire to encourage retention. The quantitative factors include our performance against established objectives in the previous year (fiscal 2012) and our philosophy to utilize a total compensation package that will place its executive officers at approximately the 50th percentile compared to its peer companies.
The Compensation Committee also considers the equity compensation offered by our peer group companies, although the Compensation Committee does not tie equity grants specifically to our designated peer companies. Instead, the information from the peer group companies and other companies in the technology industry is used to provide a general guideline on equity grants and to provide the Compensation Committee with guidance on the appropriate mix of cash and non-cash compensation.
Restricted Stock Awards
Restricted stock awards are awards that are paid in shares of common stock upon vesting and have immediate value to the recipients because they generally are paid in shares as soon as the award vests, with little out-of pocket cost to the recipient. Restricted stock awards differ from stock options in that the holder of a restricted stock award realizes value immediately upon the vesting of the award, even if the price of the underlying common stock has decreased since the date of grant. As a result, restricted stock awards encourage their recipients to remain with Emulex until their awards vest and to work towards creating stockholder value, thereby increasing the value of the award.
The vesting schedule of the restricted stock awards is determined by the Compensation Committee, but restricted stock typically has vested on a cumulative basis as follows:

•	30% of the total number of shares vest on the first anniversary of the date of grant;

•	30% of the total number of shares vest on the second anniversary of the date of grant; and

•	40% of the total number of shares vest on the third anniversary of the date of grant
The restricted stock awards provided to the Named Executive Officers at the beginning of fiscal 2013 will vest based on the fulfillment of the above service-based requirement. The Compensation Committee and the entire Board review the vesting terms associated with the restricted stock awards to the executive officers on an ongoing basis.
Performance-Based Shares
The Compensation Committee has elected to tie a portion of the equity awards granted to certain of our executive officers directly to achievement of specific financial targets. Specifically, a total of 50% of the eligible equity-based awards granted to our Chief Executive Officer, and 30% of the eligible equity-based awards granted to our President and Chief Operating Officer, and Executive Vice President and Chief Financial Officer were designated as “performance-based shares” in fiscal 2013.
Distribution of these performance-based shares to recipients is based on our performance as compared with certain designated peer companies for fiscal 2013 and fiscal 2014 on the following metrics:

•	Revenue growth;

•	Adjusted operating income growth; and

•	Total stockholder return.
Distribution of awarded shares is based on our relative ranking on these metrics against the performance of the peer companies over this two year period. Adjustment to the number of shares awarded is made for over- and under-performance based on the following matrix:

Performance vs. Performance of Peer Companies	% of Target RSUs Earned Year 1	% of Target RSUs Earned Year 2 & Year 3
75th Percentile and Above	150%	150%
50th to 74th Percentile	100% - 149%	100% - 149%
25th to 49th Percentile	—%	50% - 99%
<25th Percentile	—%	—%
The performance-based share awards were granted on September 15, 2012 in the form of restricted stock units and cash settled units under our Equity Incentive Plan. The number of shares actually distributed pursuant to these performance-based share awards will be based on our actual performance against the specified financial metrics relative to our designated subset peer companies pursuant to the matrix above. The fiscal 2013 awards for the performance-based equity grants are based on performance over the fiscal 2013-fiscal 2014 period. There is an opportunity to receive up to 30% of the target grant in the first year if the company achieves at least median performance against the performance peer companies. Similar to restricted stock units, performance-based share awards reflect our focus on a longer term performance, with distributed shares subject to time-based vesting as follows: 30% on the first anniversary of grant, 30% on the second anniversary of grant and 40% on the third anniversary of grant.
The fiscal 2013 performance results for each financial metric and the resulting performance-based share awards for the Chief Executive Officer were as follows:

Performance Metric	Performance Metric Weighting	Emulex Performance Percentile	% of Target Awards Earned
Revenue Growth	40%	70%	140%	(1)
Adjusted Operating Income Growth	40%	40%	—%
Cumulative Total Stockholder Return	20%	30%	—%
Total % Awarded Based Upon Performance			59%	(2)
(1) Represents the percentage of the targeted award earned for the particular metric in question.
(2) Represents the percentage of the total targeted award earned for all metrics taken as a whole.

Reconciliation of GAAP Operating Income (Loss) to Public Non-GAAP Operating Income
The following is the reconciliation of GAAP operating income (loss) to Public Non-GAAP operating (in thousands) used for calculating cash incentive payments and performance-based equity awards for fiscal 2013:

	Q1 FY'13	Q2 FY'13	Q3 FY'13	Q4 FY'13	Total FY'13
GAAP operating income (loss) in fiscal 2013 based on quarterly and annual results included in Forms 10-Q and 10-K	$6,738	$4,332	$(3,436)	$(8,343)	$(709)
Items excluded from GAAP operating income (loss) to calculate non-GAAP operating income used for performance-based equity awards:
Stock-based compensation	5,554	5,375	5,338	5,534	21,801
Amortization of intangibles	6,671	6,514	6,966	7,584	27,735
Severance/Restructuring Charges	—	—	—	2,704	2,704
Net charges associated with patent damages, sunset period royalties and/or partial settlement related to the Broadcom patent litigation	1,474	1,940	4,452	5,703	13,569
Non-GAAP operating income used for performance-based equity awards	$20,437	$18,161	$13,320	$13,182	$65,100
Item excluded from GAAP operating income (loss) to calculate public non-GAAP operating income included in press released filed with Form 8-K:
Expenses related to the acquisition of Endace	—	2,060	1,472	862	4,394
Public non-GAAP operating income (loss) in press release filed with Form 8-K	$20,437	$20,221	$14,792	$14,044	$69,494
Additional adjustment to Public non-GAAP operating income (loss) in press release to calculate fiscal 2013 cash incentive payments:
Difference between accrued bonus and actual bonus payout	51	(59)	(109)	109	(8)
Public non-GAAP operating income (loss) used for fiscal 2013 cash incentive payments:	$20,386	$20,280	$14,901	$13,935	$69,502
Compensation of the Chief Executive Officer
Our Chief Executive Officer’s compensation includes three elements: (i) base salary, (ii) short-term cash incentive, and (iii) long-term equity incentive. The Compensation Committee believes that the elements of Mr. McCluney’s overall compensation in 2013 reflect an appropriate balance of strategic and operational objectives and financial objectives. The short-term cash incentive provides for compensation that is based on our performance against our own annual financial objectives. Mr. McCluney’s long-term equity-based compensation is highly weighted to our performance versus our peer group companies which, the Compensation Committee believes, strongly aligns with our corporate objectives and stockholder value.
As discussed above, Mr. McCluney’s base salary and short-term incentive target remained substantially unchanged from fiscal 2012. However, as a result of our fiscal 2013 financial performance, Mr. McCluney’s total cash compensation decreased by $88,451 in fiscal 2013 compared to fiscal 2012 primarily due to a decrease in his performance-based short-term incentive compensation.
Although the Summary Compensation Table reflects an increase in the value of equity-based compensation received by Mr. McCluney in 2013, the amounts reflected in the table do not reflect the amounts actually paid to or realized by Mr. McCluney in fiscal 2013 and fiscal 2012 but instead, as discussed in the footnotes to that table, reflect the grant date fair value of those awards. The size of the equity-based compensation awards made to Mr. McCluney in 2013, reflect the more favorable performance of the Company in fiscal 2012. However, since the Company posted weaker performance relative to its peers in 2013, the portion of the previously granted performance-based equity awards earned by Mr. McCluney with respect to 2013 was lower than indicated in the Summary Compensation Table. Ultimately, the actual amount realized by Mr. McCluney in connection with these awards may be higher or lower than their grant date fair value based on the performance of our stock.
As discussed elsewhere in this Amendment, we continue to believe that compensation that is tied directly to our performance is critical to our objective of aligning company and stockholder interests and motivating superior performance.

Accordingly, the portion of Mr. McCluney’s equity awards that are tied directly to our performance remained at 50% in fiscal 2013.
In summary, the Compensation Committee believes that the elements of the Chief Executive Officer’s compensation individually and in total represent a strong pay-for-performance program that closely aligns the Chief Executive Officer’s compensation with Emulex’s objectives and the creation of long-term stockholder return. In this regard, the Compensation Committee has approved a compensation package for our new Chief Executive Officer, Mr. Benck, that has a base salary of $510,000, which is nearly 14% lower than what Mr. McCluney received in 2013, and continued emphasis on performance-based compensation, in order to further align our Chief Executive Officer’s interests with that of Emulex.
Other Compensation
In addition to benefits generally available to all employees, we provide other compensation, including perquisites as described below, to our Named Executive Officers. We have worked over the past several years to eliminate benefits based on rank. We do not provide our executive officers with any significant perquisites beyond what is available to all of our employees.
Club Memberships:    We reimburse some of our Named Executive Officers for the cost of certain club membership fees.
Life Insurance Premiums:    We reimburse our Named Executive Officers for the cost of certain group term life insurance premiums, up to a maximum coverage amount of four times the officer’s base salary, which is the same benefit we offer all employees with a title of Senior Director and higher.
Entertainment and Sporting Event Tickets:    We subscribe for season tickets and lease suites at certain venues for business-related entertainment. Tickets for individual events that remain unused by us for business-related entertainment are periodically made available to the Named Executive Officers and other employees for personal use. However, as such subscriptions and leases are made for entire seasons or annual periods rather than individually by event, there is no incremental cost to us associated with periodically providing such tickets for personal use.
Other Benefits
The Named Executive Officers also participate in the same medical, dental, life insurance, disability coverage and other benefits that are provided to all of our employees, as described below. In addition, Named Executive Officers (along with all other employees) are eligible to participate in our Employee Stock Purchase Plan. The Employee Stock Purchase Plan allows our employees to purchase shares of our common stock through payroll deductions at 85% of the lower of the fair market value of the stock at the beginning or the end of each six-month offering period.
The Named Executive Officers are also entitled to participate in our 401(k) plan, which we maintain for the benefit of all of our employees in order to allow our employees to accumulate savings for retirement. We match 50% of the first 4% of an employee’s eligible compensation. In addition, we may elect to make an additional discretionary profit-sharing contribution to our 401(k) plan each year based on our profitability during the year, subject to the maximum contributions and other rules prescribed by Federal law governing such plans. Our Named Executive Officers are eligible to participate in our 401(k) plan and receive employer matching contributions on the same basis as any other salaried employee but do not participate in any discretionary employer profit-sharing contributions.
We do not maintain any pension plans or supplemental executive retirement plans for the Named Executive Officers or for any of our other employees.
Stock Ownership Guidelines
In September 2007, Emulex implemented stock ownership guidelines for the members of its Board of Directors. Those guidelines provide that directors should own, or acquire within three years after the later of first becoming a director or the initial adoption of the guidelines, shares of Emulex common stock, including shares of restricted stock, with a value of three times his or her annualized retainer (the quarterly retainer multiplied by four), excluding any out of pocket expenses reimbursed and any additional retainers paid to committee chairs. Beginning in fiscal 2011, the Board of Directors extended these stock ownership guidelines to our executive officers in order to further align their interests with the interests of our stockholders. For our executive officers, effective December 24, 2010, each executive officer should own, or acquire within five years after the later of first becoming an executive officer or the initial adoption of this guideline, shares of Emulex common stock, including shares of restricted stock, and shares represented by restricted stock units, with a value equal to his or her annualized base salary.
While our guidelines call for ownership of equity equal to the officers’ annualized base salary, as a group, our Chief Executive Officer and other Named Executive Officers have average holdings in excess of three years base salary in Emulex stock. While not restricted from selling these additional holdings under our existing guidelines, we believe this level of typical holding by our named executive officers is strongly aligned with our stockholders. The Compensation Committee plans to continue to review the ownership guidelines for our Named Executive Officers on an annual basis to determine if any changes are warranted based on the actual stock holdings of our Named Executive Officers.
Accounting and Tax Considerations
In designing our executive compensation programs, we consider the accounting and tax effects that each component of the program will or may have on us and our executive officers.
Deductibility of Executive Compensation
For incentive-based compensation, the Compensation Committee considers the desirability to qualify for deductibility under Section 162(m) of the Internal Revenue Code, as amended. Section 162(m) provides that non-performance-based compensation in excess of $1 million paid to certain executive officers is not deductible by Emulex for tax purposes. The Compensation Committee balances the desirability to qualify for such deductibility with Emulex’s need to maintain flexibility in compensating executive officers in a manner designed to promote its corporate goals as described above. As a result, the Compensation Committee has not adopted a policy that all compensation must be deductible. The aggregate amount of compensation in fiscal 2013 of the Named Executive Officers that will not qualify for Section 162(m) deductibility is expected to be approximately $1.3 million. The Compensation Committee also seeks to minimize the tax consequences that might arise under a potential change in control of Emulex by limiting the amount of compensation as may be paid to an executive in such a circumstance.
The existing Key Employee Retention Agreements (“KERAs”) do not provide for any gross-up payment related to potential 280G excise taxes.
Nonqualified Deferred Compensation
Emulex does not provide its executive officers with elective deferred compensation or nonqualified deferred compensation such as a Supplemental Executive Retirement Plan (“SERP”). However, Emulex does have certain benefits, such as severance and Change-in-Control payments that are subject to Section 409A. Emulex believes it is operating in good faith compliance with applicable statutory provisions.

COMPENSATION COMMITTEE REPORT
The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment.
Members of the Compensation Committee
BRUCE C. EDWARDS, Chairman
BEATRIZ V. INFANTE
DON M. LYLE
Summary Compensation
The following table sets forth information concerning compensation for the fiscal years ended July 3, 2011, July 1, 2012 and June 30, 2013 of the Chief Executive Officer as of June 30, 2013, the current Chief Financial Officer and each of the three most highly compensated executive officers of Emulex as of June 30, 2013, whose salary and cash incentive compensation for the fiscal year ended June 30, 2013 was at least $100,000.

Name and Participant Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(4)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(6)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(10)	Total ($)
James M. McCluney	2013	587,724	—	1,495,368	122,320	446,509	N/A	12,386(7)	2,664,307
Chief Executive Officer(1)	2012	587,155	—	1,162,800	—	534,960	N/A	6,889(7)	2,291,804
	2011	585,750	—	905,450	608,344	572,779	N/A	14,471(7)	2,686,794

Jeffrey W. Benck	2013	439,651	—	891,648	128,436	282,057	N/A	8,900(8)	1,750,692
President and	2012	439,551	—	646,000	—	338,190	N/A	5,353(8)	1,429,094
Chief Operating Officer(2)	2011	433,376	—	626,850	348,570	300,701	N/A	11,567(8)	1,721,064

Michael J. Rockenbach (3)	2013	384,358	—	538,704	79,508	184,935	N/A	6,380	1,193,885
Executive V. P. and	2012	383,962	—	510,340	—	221,560	N/A	6,267	1,122,129
Chief Financial Officer	2011	379,293	—	531,650	377,781	224,702	N/A	7,757	1,521,183

Jeffery L. Hoogenboom	2013	334,037	—	479,880	110,087	187,512	N/A	5,900	1,117,416
Senior Vice President,	2012	333,936	—	374,680	—	225,203	N/A	5,353	939,172
Worldwide Sales	2011	326,262	—	288,550	193,701	228,054	N/A	9,594	1,046,161

Margaret A. Evashenk	2013	342,334	—	418,734	91,740	150,993	N/A	6,350(9)	1,010,151
Senior Vice President,	2012	342,293	—	303,620	—	181,113	N/A	7,422(9)	834,448
Chief Development	2011	319,619	—	240,250	94,802	139,747	N/A	20,202(9)	814,620
Executive

(1)	Effective July 12, 2013, Mr. McCluney resigned as Chief Executive Officer of Emulex and was appointed Executive Chairman of Emulex.

(2)	Effective July 12, 2013, Mr. Benck was appointed Chief Executive Officer of Emulex, and retained his position as President.

(3)	Mr. Rockenbach's service as an officer and employee of the Company will terminate effective December 31, 2013.

(4)
The amounts in this column do not reflect amounts paid to or realized by the named individual for fiscal 2013, 2012 and 2011. Instead, these amounts reflect the aggregate grant date fair value of awards computed in accordance with FASB Accounting Standards Codification Topic No. 718. There is no guarantee that, if and when these stock awards are ultimately realized, they will have this or any other value. Pursuant to the SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to stock option and award grants, refer to Note 10 of Emulex’s consolidated financial statements in Annual Report on Form 10-K for the year ended June 30, 2013, as filed with the SEC. These amounts reflect our accounting expense for these awards, excluding forfeitures, and do not correspond to the actual value that may be realized by the applicable officer.

(5)
The amounts in this column do not reflect amounts paid to or realized by the named individual for fiscal 2013, 2012 and 2011. Instead, these amounts reflect the aggregate grant date fair value of awards computed in accordance with FASB Accounting Standards Codification Topic No. 718. There is no guarantee that, if and when these option awards are ultimately exercised, they will have this or any other value. Pursuant to the SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to stock option and award grants, refer to Note 10 of Emulex’s consolidated financial statements in Annual Report on Form 10-K for the year ended June 30, 2013, as filed with the SEC. These amounts reflect our accounting expense for these awards, excluding forfeitures, and do not correspond to the actual value that may be realized by the applicable officer.

(6)
This column reflects performance-based cash incentive payments paid pursuant to Emulex’s Executive Incentive Plan and may include amounts earned in a given fiscal year but not paid until the subsequent year.

(7)
The amount shown is the estimated value of perquisites and other personal benefits received in the 2013, 2012 and 2011 fiscal years, respectively, including life insurance premiums ($-, $- and $1,582), out of pocket health care expenses ($-, $- and $4,075), physical exam expense ($-,$-, and $2,995), special occasion gifts ($-, $- and $187), and 401(k) matching contributions ($-,$- and $5,632).

(8)
The amount shown is the estimated value of perquisites and other personal benefits received in the 2012, 2011 and 2010 fiscal years, respectively, including club membership ($-, $- and $2,481), life insurance premiums ($-, $-, $450), out of pocket health care expenses ($-, $- and $1,668), physical exam expense ($-, $- and $0), special occasion gifts ($-, $- and $857), and 401(k) matching contributions ($-, $- and $6,111).

(9)
The amount shown is the estimated value of perquisites and other personal benefits received in the 2013, 2012 and 2011 fiscal years, respectively, including automobile allowance ($-, $- and $9,600), tax and financial consulting ($-, $- and $-), life insurance premiums ($-, $- and $450), out of pocket health care expenses ($-, $- and $4,516), and 401(k) matching contributions ($-, $- and $5,636).

(10)
Beginning September 1, 2008, which was Emulex’s fiscal 2009, automobile allowance and tax and financial consulting reimbursements were eliminated for Named Executive Officers. Because Ms. Evashenk was not considered a Named Executive Officer until after the completion of fiscal 2012, she did receive auto allowance in fiscal 2011 and tax and financial consulting reimbursements in fiscal 2012. Beginning July 1, 2010, which was Emulex’s fiscal 2011, out of pocket health care expense reimbursement was eliminated for Named Executive Officers. Mr. McCluney, Mr. Rockenbach, and Mr. Benck did receive out of pocket healthcare expense reimbursements in fiscal 2011 for expenses incurred prior to July 1, 2010. Further, as Ms. Evashenk was not considered a Named Executive Officer until after the completion of fiscal 2012, she did receive out of pocket healthcare reimbursements in fiscal 2011.

Grants of Plan-Based Awards
The following table provides certain information concerning grants of cash incentive awards, equity awards and options to purchase Emulex’s common stock and other plan-based awards made during the fiscal year ended June 30, 2013, to the persons named in the Summary Compensation Table.
Grants of Plan-Based Awards
In Fiscal 2013

	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Name		Threshold ($)	Target ($)	Maximum ($)(1)	Threshold (#)	Target (#)	Maximum (#)(1)
James M. McCluney	N/A	166,620	587,724	881,586	—	—	—	—	—	—	—
	9/15/2012	—	—	—	—	104,600	156,900	88,600	40,000	7.74	1,617,688

Jeffrey W. Benck	N/A	105,252	351,720	527,580	—	—	—	—	—	—	—
	9/15/2012	—	—	—	—	39,800	59,700	75,400	42,000	7.74	1,020,084

Michael J. Rockenbach	N/A	69,732	233,021	349,532	—	—	—	—	—	—	—
	9/15/2012	—	—	—	—	24,400	36,600	45,200	26,000	7.74	618,212

Jeffery L. Hoogenboom	N/A	69,252	231,415	347,123	—	—	—	—	—	—	—
	9/15/2012	—	—	—	—	—	—	62,000	36,000	7.74	589,967

Margaret A. Evashenk	N/A	56,344	188,288	282,432	—	—	—	—	—	—	—
	9/15/2012	—	—	—	—	—	—	54,100	30,000	7.74	510,474

(1)	The established maximum payment set by Emulex is 150% of target.

(2)
This column shows the number of shares of restricted stock awards granted in fiscal 2013 to the Named Executive Officers. Such restricted stock awards vest in installments over a three-year period. Unvested shares are subject to a right of repurchase at the original purchase price on behalf of Emulex in the event of the Named Executive Officer’s termination of service with Emulex.

(3)
Performance based stock awards and unvested restricted stock awards are granted to the Named Executive Officers without an exercise price. The grant date fair value equals the closing price of Emulex’s common stock on the grant date. Stock options are granted with an exercise price per share equal to the closing price of Emulex’s common stock on the grant date.

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth information concerning awards of stock options and restricted stock for each Named Executive Officer that remained outstanding as of June 30, 2013.
Outstanding Equity Awards at June 30, 2013

Name	Option Grant Date	# of Securities of Unexercised Options Exercisable	# of Securities of Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	# of Shares of Restricted Stock Not Vested (1)	Market Value of Shares of Restricted Stock Not Vested (2)
James M. McCluney	11/17/2003	29,060	—	$19.41	7/28/2013	—	—
	11/18/2003	150,000	—	$26.65	11/17/2013	—	—
	8/19/2004	100,000	—	$10.01	8/18/2014	—	—
	9/2/2008	50,000	—	$13.34	9/1/2014	—	—
	9/2/2009	110,000	—	$9.82	9/1/2015	—	—
	9/2/2010	159,050	13,950	$9.95	9/1/2016	36,400	$237,328
	9/2/2011	—	—	—	—	126,000	$821,520
	9/15/2012	—	40,000	$7.74	9/14/2018	193,200	$1,259,664
Jeffrey W. Benck	9/2/2009	65,000	—	$9.82	9/1/2015	—	—
	3/2/2010	35,000	—	$13.28	3/1/2016	—	—
	9/2/2010	89,392	9,608	$9.95	9/1/2016	25,200	$164,304
	9/2/2011	—	—	—	—	70,000	$456,400
	9/15/2012	—	42,000	$7.74	9/14/2018	115,200	$751,104
Michael J. Rockenbach	8/20/2003	152,333	—	$24.00	8/19/2013	—	—
	8/19/2004	75,000	—	$10.01	8/18/2014	—	—
	9/2/2009	40,000	—	$9.82	9/1/2015	—	—
	7/2/2010	31,500	3,500	$9.17	7/1/2016	8,000	$52,160
	9/2/2010	67,624	7,376	$9.95	9/1/2016	14,000	$91,280
	9/2/2011	—	—	—	—	55,299	$360,549
	9/15/2012	—	26,000	$7.74	9/14/2018	69,600	$453,792
Jeffery L. Hoogenboom	9/2/2009	20,000	—	$9.82	9/1/2015	—	—
	3/2/2010	20,000	—	$13.28	3/1/2016	—	—
	9/2/2010	51,960	3,040	$9.95	9/1/2016	11,600	$75,632
	9/2/2011	—	—	—	—	40,600	$264,712
	9/15/2012	—	36,000	$7.74	9/14/2018	62,000	$404,240
Margaret A. Evashenk	12/2/2009	10,500	—	$9.52	12/1/2015	—	—
	3/2/2010	8,000	—	$13.28	3/1/2016	—	—
	9/2/2010	24,300	2,700	$9.95	9/1/2016	6,000	$39,120
	6/2/2011	—	—	—	—	4,000	$26,080
	9/2/2011	—	—	—	—	32,900	$214,508
	9/15/2012	—	30,000	$7.74	9/14/2018	54,100	$352,732

(1)
Assuming continued employment with Emulex, 30%, 30% and 40% of the unvested shares will vest on the first, second and third year anniversaries of the grant date, respectively. Includes awards of both shares of restricted stock and restricted stock units.

(2)	Market value of the unvested stock is computed by multiplying the fiscal 2013 year-end closing market price of $6.52 by the number of shares held.

Option Exercises and Stock Vested During Last Fiscal Year
The following table sets forth information concerning each exercise of stock options and vesting of stock awards during fiscal 2013 for each of the Named Executive Officers on an aggregated basis.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
James M. McCluney	—	—	130,100	891,185
Jeffrey W. Benck	—	—	85,400	581,090
Michael J. Rockenbach	—	—	57,756	398,089
Jeffery L. Hoogenboom	—	—	40,100	272,033
Margaret A. Evashenk	—	—	27,400	186,594
Potential Payments Upon Termination or Change in Control
Key Employee Retention Agreements for fiscal 2013. Emulex has executed key employee retention agreements with each of its Named Executive Officers (other than Mr. Hoogenboom and Ms. Evashenk). Under the terms of these agreements, as currently in effect, Emulex provides certain benefits and payments for its executive officers in the case of a separation from Emulex. These benefits are considered and approved as a part of Emulex’s total compensation program. Emulex enters into retention agreements with its key executive officers to minimize distraction and risk of departure of executives in the event of a potential change-in-control transaction, to align the potential severance benefits for senior executives with competitive practices and to ensure that the interests of these officers are aligned with the interests of the stockholders.
The key employee retention agreements in effect in 2013 for Messrs. Benck and Rockenbach provide that they are entitled to receive the following payments and benefits in the event of a termination of their employment by Emulex without cause, or by them for good reason (each as defined in the agreements) during the period beginning twelve months before and ending twenty-four months after the effective date of a change in control of Emulex (a “Change of Control Period”):

•
a lump sum cash severance payment equal to twelve months (for Mr. Rockenbach) and eighteen months (for Mr. Benck) of their base pay, inclusive of their target incentive payment level with respect to the fiscal year prior to their termination date;

•
a lump sum cash payment equal to the costs of continuation of their health insurance premiums for twelve months (for Mr. Rockenbach) and eighteen months (for Mr. Benck) following the termination of their employment; and

•	full vesting and acceleration of their stock options and other stock awards and the right to exercise stock options for a period of twelve months following their termination date.
The agreements also provide these executives with reimbursement of up to $15,000 for outplacement services utilized within the first twelve months following termination of employment. If the severance payment and benefits received by any one of these executives would be considered an “excess parachute payment” within the meaning of Section 280G of the Internal Revenue Code, thereby subjecting the executive to a 20% penalty excise tax, then the severance payment and benefits will be reduced to the extent that a reduction would result in these executives receiving a greater after-tax amount.
The terms of the key employment retention agreement for Mr. McCluney for fiscal 2013 is substantially the same as described above, except that it provides for a lump sum cash severance payment equal to twenty-four months of his base pay, inclusive of his target incentive payment level with respect to the fiscal year prior to his termination date, and a lump sum cash payment equal to the costs of health insurance premiums for two years following the termination of his employment.
Mr. Hoogenboom and Ms. Evashenk do not have key employee retention agreements with Emulex but instead participate in Emulex’s Change in Control Retention Plan (the “CIC Plan”) along with approximately 27 other key employees as of the end of fiscal 2013. Under the terms of the CIC Plan, Mr. Hoogenboom and Ms. Evashenk are each entitled to receive payments and benefits substantially similar to those payable to Mr. Rockenbach under his key employee retention agreement in the event of a termination of employment by Emulex without cause, or by them for good reason (each as defined in the CIC Plan) during the Change in Control Period.
In September 2013, Emulex announced that Mr. Rockenbach would cease to serve as an officer and employee of the Company effective December 31, 2013. In connection with such announcement, Mr. Rockenbach's key employee retention agreement was terminated; provided, however, that if Mr. Rockenbach's employment was terminated without cause prior to December 31, 2013 but during a Change in Control Period, he would be eligible to received his full benefits under the key employee retention agreement (including equity award vesting acceleration unless different treatment is provided in the relevant agreement that triggered the Change in Control Period).
Changes for fiscal 2014. In connection with his appointment as Executive Chairman, we entered into an Employment Agreement with Mr. McCluney, dated July 12, 2013 (the “Employment Agreement”). The Employment Agreement generally provides for the following benefits to Mr. McCluney upon a termination without “Cause” or by Mr. McCluney for “Good Reason” at any time outside the above-referenced Change in Control Period: (i) payment of any accrued but unpaid compensation, (ii) payment of a severance benefit equal to one year’s base salary, (iii) payment of any deferred incentive bonuses, (iv) a cash amount equal to twelve months COBRA coverage (health, dental, and vision benefits) for Mr. McCluney and his spouse and dependents and (v) acceleration of vesting of outstanding equity awards by one year (with any performance-based equity awards vesting at a minimum of the target achievement level).
In connection with the appointment to Jeffrey Benck as Chief Executive Officer, we entered into a severance agreement with Mr. Benck, dated July 12, 2013 (the “Severance Agreement”). The Severance Agreement generally provides for the following benefits to Mr. Benck upon a termination without “Cause” or by Mr. Benck for “Good Reason” at any time outside the above-referenced Change in Control Period: (i) payment of any accrued but unpaid compensation, (ii) payment of a severance benefit equal to one year’s base salary, (iii) payment of any deferred incentive bonuses, (iv) a cash amount equal to twelve months COBRA coverage (health, dental, and vision benefits) for Mr. Benck and his spouse and dependents, (v) acceleration of vesting of outstanding equity awards by one year (with any performance-based equity awards vesting at a minimum of the target achievement level) and (vi) one times his annual target incentive payment as in effect on the date of termination. In addition, Mr. Benck’s key employee retention agreement was amended to increase the cash severance payable from eighteen months to twenty-four months and to provide for a cash amount equal to twenty-four months COBRA coverage (health, dental, and vision benefits) for Mr. Benck and his spouse and dependents.
Qualified Termination of Employment
The following table describes the potential payments to our Named Executive Officers upon an eligible termination without cause by Emulex or by the executive officer for good reason (as defined within the executive officer’s Key Employee Retention Agreement or the CIC Plan, as applicable) due to a change in control assuming termination as of June 30, 2013:

Name	Base Salary ($)(1)	Bonus ($)(2)	Acceleration of Vesting of Restricted Stock Awards ($)(3)	Acceleration of Vesting of Options ($)	Benefits ($)(4)	Total ($)
James M. McCluney	1,175,448	1,175,448	2,318,512	—	48,429	4,717,837
Jeffrey W. Benck	659,477	527,582	1,371,808	—	50,003	2,608,870
Michael J. Rockenbach	384,358	230,615	957,781	—	38,335	1,611,089
Jeffery L. Hoogenboom	334,037	233,826	744,584	—	38,335	1,350,782
Margaret A. Evashenk	342,344	188,289	632,440	—	35,885	1,198,958

(1)
Base salary is based on the annual salary as of June 30, 2013 over the severance period (twenty-four months for Mr. McCluney eighteen months for Mr. Benck, twelve months for the other executive officers).

(2)	Bonus is based on the target bonus level for fiscal 2013 as a percentage of base salary.

(3)
Calculated as the closing market price on June 30, 2013, multiplied by the number of shares of restricted stock awards subject to accelerated vesting if the termination of employment occurred on June 30, 2013.

(4)	Benefits include medical or health premiums for the severance period and $15,000 each for reimbursement of outplacement services.

DIRECTOR COMPENSATION
Emulex provides its non-employee Directors with a total compensation program that recognizes the expertise of each Board member and aligns Director’s interests with those of stockholders. Accordingly, the compensation plan for Emulex’s Directors consists of cash retainers for Board, Committee and Chair responsibilities, as well as stock grants upon election to the Board and annually thereafter.
Directors’ Fees.    In fiscal 2013, Directors who were not employees of Emulex received a quarterly retainer of $13,750, $1,500 per meeting attended in excess of twelve meetings during the fiscal year and reimbursement for travel expenses. The Chairman of the Board received an additional quarterly retainer of $13,750 for the period during which he was not serving as Executive Chairman. In addition, the Chairman of the Nominating/Corporate Governance Committee received an additional quarterly retainer of $1,500, while committee members received an additional quarterly retainer of $1,000; the Chairman of the

Compensation Committee received an additional quarterly retainer of $2,000, while committee members received an additional quarterly retainer of $1,000; and the Chairman of the Audit Committee received an additional quarterly retainer of $3,000, while committee members received an additional quarterly retainer of $2,000. Directors who are employees of Emulex receive no additional compensation for serving on the Board of Directors. Directors are entitled to reimbursement for their out-of-pocket expenses in connection with attendance at Board and committee meetings.
Equity-Based Compensation.    Emulex maintains the Emulex Corporation Stock Award Plan for Non-Employee Directors (the “Director Plan”) under which shares of Emulex’s common stock may be issued pursuant to the exercise of stock options, restricted stock awards or stock appreciation rights granted to Directors who are not employees of Emulex or any of its subsidiaries.
Each Director of Emulex is eligible to receive awards under the Director Plan only if such Director is not then an employee of Emulex or any of its subsidiaries (“Plan Eligible Director”). Only Plan Eligible Directors may receive awards under the Director Plan. There are currently ten Plan Eligible Directors - Ms. Infante and Messrs. Clark, Downey, Edwards, Folino, Frantz, Goon, Lyle, Nazari and Yoost.
The Director Plan provides that an option to purchase 60,000 shares of common stock of Emulex is to be granted automatically to each Plan Eligible Director upon the date on which such director first becomes a Plan Eligible Director. In addition, the Director Plan provides that on each yearly anniversary of the date of grant of the initial option to each Plan Eligible Director, each Plan Eligible Director is to automatically be granted an additional option to purchase 20,000 shares of common stock. No option granted under the Director Plan shall be exercisable after the expiration of the earlier of (i) ten years following the date the option is granted or (ii) one year following the date the optionee ceases to be a director of Emulex for any reason. The initial option granted to a director under the Director Plan is exercisable as to one-third of the shares on each anniversary of the date the option is granted if the director to whom the option is granted is still a director of Emulex on such anniversary. The subsequent options to purchase 20,000 shares are exercisable as to one-half of the shares on the six month anniversary of the date the option is granted and shall be exercisable for an additional one quarter of the shares on the nine month and one year anniversary of the grant date, respectively.
The Board or a designated committee of the Board may grant additional compensation under the Director Plan to Plan Eligible Directors in the form of restricted stock awards or stock appreciation rights which compensation may be in addition to or in lieu of the formula-based option grants.
Beginning with fiscal 2011, in lieu of an annual option under the Director Plan and any other restricted stock grants, each Plan Eligible Director receives an annual grant of restricted stock equal to $125,000 in market value of common stock based on the closing price of Emulex’s common stock on the date of grant. Beginning with fiscal 2012, the Chairman of the Board, if a Plan Eligible Director, receives an additional annual grant of restricted stock equal to $125,000 in market value of common stock which vests as to one half of the shares twelve months after the date of grant and as to one half of the shares eighteen months after the date of grant.
In addition, beginning with fiscal 2011, in lieu of an initial stock option award of 60,000 shares under the Director Plan, each newly appointed or elected Plan Eligible Director receives an initial grant of shares of restricted stock equal to $200,000 in market value of common stock based on the closing price of Emulex’s common stock on the date of the award. However, each newly appointed or elected Plan Eligible Director receives a reduced pro-rata annual grant of restricted stock on December 2 in the first year if the December 2 annual grant is less than one year from the date the newly appointed or elected director received his or her initial grant.
The restricted stock grants are made in the form of restricted stock awards which automatically entitle their holders to one share of common stock per restricted stock award upon vesting. Except as noted above with respect to the additional annual grant to the Chairman of the Board, these restricted stock awards shall vest as to one half of the shares on the date of grant and one half of the shares six months after the date of grant.
The following table sets forth information concerning the compensation of Emulex’s non-employee directors during fiscal 2013.

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)(3)	Option Awards ($) (2)(4)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gregory S. Clark(5)	14,750	200,000	—	N/A	N/A	—	214,750
Michael P. Downey	81,500	125,000	—	N/A	N/A	—	206,500
Bruce C. Edwards	81,500	125,000	—	N/A	N/A	—	206,500
Paul F. Folino	120,500	125,000	—	N/A	N/A	—	245,500
Eugene J. Frantz(5)	16,750	200,000	—	N/A	N/A	—	216,750
Robert H. Goon	83,500	125,000	—	N/A	N/A	—	208,500
Beatriz V. Infante	67,000	62,500	—	N/A	N/A	—	129,500
Don M. Lyle	73,500	125,000	—	N/A	N/A	—	198,500
Nersi Nazari	64,500	125,000	—	N/A	N/A	—	189,500
Dean A. Yoost	79,000	125,000	—	N/A	N/A	—	204,000

(1)
Any Director who is also an employee does not receive any additional compensation for serving on our Board of Directors. The compensation of James M. McCluney is reflected in the Summary Compensation Table.

(2)
The amounts in this column do not reflect amounts paid to or realized by the named individual for fiscal 2012. Instead, these amounts reflect the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic No. 718, Compensation-Stock Compensation. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures. For additional information on the valuation assumptions with respect to stock option and award grants, refer to Note 10 of Emulex’s consolidated financial statements in Annual Report on Form 10-K for the year ended June 30, 2013, as filed with the SEC. These amounts reflect our accounting value for these awards, excluding forfeitures, and do not correspond to the actual value that may be realized by the director.

(3)
The aggregate number of unvested restricted stock awards at the end of fiscal 2013 are: Mr. Clark- 15,873 shares; Mr. Downey - 0 shares; Mr. Edwards - 0 shares; Mr. Folino - 80,000 shares; Mr. Frantz - 15,873 shares; Mr. Goon - 0 shares; Ms. Infante - 0 shares; Mr. Lyle - 0 shares; Mr. Nazari - 0 shares and Mr. Yoost - 0 shares.

(4)
The aggregate number of stock options outstanding at the end of fiscal 2013 are: Mr. Clark - 0 shares; Mr. Downey - 30,000 shares; Mr. Edwards - 50,000 shares; Mr. Folino - 151,350 shares (all of which comprise of grants received as Executive Chairman and not as a non-employee director); Mr. Frantz - 0 shares; Mr. Goon - 50,000 shares; Ms. Infante - 0 shares; Mr. Lyle - 50,000 shares; Mr. Nazari - 0 shares and Mr. Yoost - 80,000 shares. No stock options were granted to Directors in fiscal 2013.

(5)	Each of Mr. Clark’s and Mr. Frantz’s service as a Director commenced in April 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.
EQUITY COMPENSATION PLAN INFORMATION
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

(2)
The Emulex Employee Stock Purchase Plan enables employees to purchase our common stock at a 15% discount to the lower of market value at the beginning or end of each six month offering period. As such, the number of shares that may be issued during a given six month period and the purchase price of such shares cannot be determined in advance. See Note 10, “Shareholder's Equity,” in the notes to consolidated financial statements included in Part IV, Item 15(a) of the fiscal 2013 Annual Report on Form 10-K.

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
BENEFICIAL OWNERSHIP OF MANAGEMENT
The following table sets forth, as of October 7, 2013, information as to the beneficial ownership of our common stock by all Directors, by the executive officers identified in the Summary Compensation Table (the “Named Executive Officers”), and by all our Directors and executive officers as a group.

Name of Beneficial Owner		Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)
Gregory S. Clark		31,746	(3)	*
Michael P. Downey		124,013	(4)	*
Bruce C. Edwards		122,810	(5)	*
Paul F. Folino		253,446	(6)	*
Eugene J. Frantz		31,746	(7)	*
Robert H. Goon		122,013	(8)	*
Beatriz V. Infante		35,715		*
Don M. Lyle		122,013	(9)	*
Nersi Nazari		48,134		*
Dean A. Yoost		157,931	(10)	*
James M. McCluney		1,002,408	(11)	1.1%
Jeffrey W. Benck		411,546	(12)	*
Michael J. Rockenbach		569,510	(13)	*
Jeffery L. Hoogenboom		213,050	(14)	*
Margaret A. Evashenk		96,791	(15)	*
All Directors and executive officers as a group (15 persons)	(16)	3,639,344		3.9%

(1)
This column lists voting securities. Except as otherwise indicated and subject to applicable community property and similar laws, we assume that each named owner has the sole voting and investment power with respect to their shares (other than shares subject to options). Amount of shares beneficially owned includes shares which are subject to options that are currently, or within 60 days following October 7, 2013 will be, exercisable, as well as unvested restricted stock or restricted stock units which will vest within 60 days following October 7, 2013.

(2)
Percent of class is based on the number of shares outstanding on October 7, 2013 (91,710,037 shares) plus, with respect to each named person, the number of shares of common stock, if any, which the stockholder has the right to acquire within 60 days of such date. Ownership of less than one percent is indicated by an asterisk.

(3)	Consists of (i) 15,873 shares held by Mr. Clark; and (ii) 15,873 shares of restricted stock awards held by Mr. Clark, which are currently, or within 60 days following October 7, 2013 will be, vested.

(4)
Consists of (i) 94,013 shares held by Mr. Downey; and (ii) 30,000 shares which are subject to options held by Mr. Downey which are currently, or within 60 days following October 7, 2013 will be, exercisable.

(5)
Consists of (i) 68,810 shares held by Mr. Edwards; (ii) 4,000 shares held in a family trust of which Mr. Edwards and his wife are co-trustees and share voting and investment power; and (iii) 50,000 shares which are subject to options held by Mr. Edwards which are currently, or within 60 days following October 7, 2013 will be, exercisable.

(6)
Consists of (i) 96,446 shares held by a trust of which Mr. Folino is the sole trustee and has sole voting and investment power; and (ii) 155,000 shares which are subject to options held by Mr. Folino which are currently, or within 60 days following October 7, 2013 will be, exercisable.

(7)
Consists of (i) 15,873 shares held by Mr. Frantz; and (ii) 15,873 shares of restricted stock awards held by Mr. Frantz, which are currently, or within 60 days following October 7, 2013 will be, vested.

(8)
Consists of (i) 72,013 shares held by Mr. Goon; and (ii) 50,000 shares which are subject to options held by Mr. Goon which are currently, or within 60 days following October 7, 2013 will be, exercisable.

(9)
Consists of (i) 72,013 shares held by Mr. Lyle; and (ii) 50,000 shares which are subject to options held by Mr. Lyle which are currently, or within 60 days following October 7, 2013 will be, exercisable.

(10)
Consists of (i) 77,931 shares held by a living trust of which Mr. Yoost and his wife are co-trustees and share voting and investment power; and (ii) 80,000 shares which are subject to options held by Mr. Yoost which are currently, or within 60 days following October 7, 2013 will be, exercisable.

(11)
Consists of (i) 407,408 shares held by Mr. McCluney; and (ii) 595,000 shares which are subject to options held by Mr. McCluney which are currently, or within 60 days following October 7, 2013 will be, exercisable.

(12)
Consists of (i) 199,946 shares held by Mr. Benck; and (ii) 211,600 shares which are subject to options held by Mr. Benck which are currently, or within 60 days following October 7, 2013 will be, exercisable.

(13)
Consists of (i) 311,350 shares held by Mr. Rockenbach; (ii) 25,360 shares held by his children; and (iii) 232,800 shares which are subject to options held by Mr. Rockenbach which are currently, or within 60 days following October 7, 2013 will be, exercisable.

(14)
Consists of (i) 107,250 shares held by Mr. Hoogenboom; and (ii) 105,800 shares which are subject to options held by Mr. Hoogenboom which are currently, or within 60 days following October 7, 2013 will be, exercisable.

(15)
Consists of (i) 42,291 shares held by Ms. Evashenk; and (ii) 54,500 shares which are subject to options held by Ms. Evashenk which are currently, or within 60 days following October 7, 2013 will be, exercisable.

(16) Includes persons who serve as executive officers of Emulex’s principal subsidiaries.
BENEFICIAL OWNERSHIP OF PRINCIPAL STOCKHOLDERS
The following table sets forth information regarding ownership of outstanding shares of our common stock by those individuals, entities, or groups who have advised us that they own more than five percent (5%) of our outstanding common stock.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)
Elliott Associates, L.P.	8,925,927	(2)	9.7%
40 West 57th Street New York, NY 10019
Starboard Value LP.	7,250,000	(3)	7.9%
830 Third Avenue, 3rd Floor New York, NY 10022
Altai Capital Management	5,474,223	(4)	6.0%
152 West 5th Street, 10th Floor New York, NY 10019
BlackRock, Inc.	4,954,250	(5)	5.4%
40 East 52nd Street New York, NY 10022
The Vanguard Group	4,669,506	(6)	5.1%
100 Vanguard Boulevard Malvern, Pennsylvania 19355

(1)
Percent of class is based on the number of shares outstanding on October 7, 2013 (91,710,037 shares) plus, with respect to each named person, the number of shares of common stock, if any, which the stockholder has the right to acquire within 60 days of such date.

(2)	Based on its Form 13-D/A filed on September 23, 2013, we believe that Elliott Associates, L.P. and its affiliates beneficially owned the number of shares indicated as of September 19, 2013.

(3)	Based on its Form 13-D/A filed on September 17, 2013, we believe that Starboard Value LP and its affiliates beneficially owned the numbers of shares indicated as of September 13, 2013.

(4)	Based on its Form 13-D/A filed on May 7, 2013, we believe that Altai Capital Management, L.P. beneficially owned the number of shares indicated as of May 7, 2013.

(5)	Based on its Form 13-G/A filed on February 8, 2013, we believe that BlackRock, Inc. beneficially owned the number of shares indicated as of December 31, 2012.

(6)	Based on its Form 13-G filed on February 13, 2013, we believe that The Vanguard Group beneficially owned the number of shares indicated as of December 31, 2012.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
RELATED PARTY TRANSACTON POLICY
Emulex is not currently a party to, and since the beginning of fiscal 2013 was not a party to, any “related-person transactions” which are transactions between Emulex and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. For such purposes, a related person is a director, executive officer, nominee for director, or a greater than 5% beneficial owner of Emulex’s common stock and their immediate family members. To the extent that any “related-person transaction” is proposed, it is Emulex’s policy that the Board or a committee designated by the Board (in each case without the participation of the related person in question) will review the material facts of the related-person transaction and either approve, ratify, reject, rescind or take other appropriate action with respect to the transaction. In considering related-person transactions, the Board takes into account the relevant available facts and circumstances including, but not limited to (i) the risks, costs and benefits to Emulex, (ii) the impact on a director’s independence if the related person is a director, immediate family member of a director or an entity with which a director is affiliated, (iii) the terms of the transaction, (iv) the availability of other sources for comparable services or products, and (v) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally. Emulex does not currently have a written policy with respect to consideration of related person transactions although certain aspects of such types of transactions are the subject of Emulex’s Corporate Governance Guidelines and its Business Ethics and Confidentiality Guidelines.
DIRECTOR INDEPENDENCE
It is the objective of the Board that all non-employee directors meet the criteria for independence required by the New York Stock Exchange absent unusual and compelling circumstances. Only those directors who the Board affirmatively determines have no material relationship with Emulex (either directly or as a partner, stockholder, or officer of an organization that has a relationship with Emulex) and who meet the additional qualifications prescribed under the New York Stock Exchange rules will be considered independent. In addition, our Corporate Governance Guidelines require that members of the Audit Committee also satisfy the independence requirements for members of audit committees prescribed under the Sarbanes-Oxley Act of 2002.
In determining independence, each year the Board affirmatively determines whether directors have any “material relationship” with Emulex. When assessing the “materiality” of a director’s relationship with Emulex, the Board considers all relevant facts and circumstances, not merely from the director’s standpoint, but from that of the persons or organizations with which the director has an affiliation. No director who is a former employee of Emulex can be “independent” until five years after the employment has ended. In addition, no director who is, or in the last five years has been, affiliated with or employed by a present or former independent registered public accounting firm of Emulex or an affiliate can be “independent” until five years after the end of either the affiliation or the auditing relationship. In addition, no director can be “independent” if he or she is, or in the past five years has been, part of an interlocking directorate in which an executive officer of Emulex serves on the compensation committee of another company that employs that director. Directors with immediate family members in the categories described above are subject to the five year “cooling off” periods described above for purposes of determining whether the director is “independent.”
Under Emulex’s Corporate Governance Guidelines, the Board reviews in advance any substantial charitable contribution made by Emulex to organizations to which any director is affiliated, and any consulting contract with (or the provision of other indirect form of compensation to) any director.
Consistent with these considerations, after review of all relevant transactions, business and charitable relationships between each director, or any of his family members, and Emulex, its senior management and its independent registered public accounting firm, the Board affirmatively has determined that all Directors are independent directors within the meaning of the New York Stock Exchange listing standards and its Corporate Governance Guidelines, except for Paul F. Folino, the former Executive Chairman and Chairman of the Board, James M. McCluney, the Executive Chairman of Emulex, Chairman of the Board and former Chief Executive Officer of Emulex, and Jeffrey W. Benck, the Chief Executive Officer and President and former Chief Operating Officer of Emulex.

Item 14.	Principal Accountant Fees and Services.
FEES FOR SERVICES RENDERED BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The table below provides a summary of the aggregate fees for professional services rendered to Emulex by KPMG LLP for the fiscal years ended July 1, 2012 and June 30, 2013. These fees are described in more detail below.

	Fiscal 2012	Fiscal 2013
Audit Fees	$1,703,205	$1,692,450
Audit-Related Fees	—	—
Tax Fees	353,407	353,513
All Other Fees	1,650	135,632
Total	$2,058,262	$2,181,595
Audit Fees.    Audit fees for the fiscal years ended July 1, 2012 and June 30, 2013 were for professional services rendered for the audits of Emulex’s annual consolidated financial statements and internal control over financial reporting and for the reviews of the consolidated financial statements included in Emulex’s quarterly reports on Form 10-Q.

Audit-Related Fees.    No fees were incurred during the fiscal years ended July 1, 2012 and June 30, 2013 for audit and related services that are reasonably related to the performance of the audit or review of Emulex’s financial statements.
Tax Fees.    Tax fees for the fiscal years ended July 1, 2012 and June 30, 2013 were for the aggregate fees billed for professional services rendered by KPMG LLP for tax compliance and consulting services.
All Other Fees.    Other fees consist of a subscription to KPMG LLP’s accounting research tool during the fiscal years ended July 1, 2012 and June 30, 2013 and transaction advisory services related to the Endace acquisition during the fiscal year ended June 30, 2013.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
3.  Exhibits

A list of exhibits filed with the Original Filing or incorporated by reference is found in the Exhibit Index immediately following the Signature Page of the Original Filing and incorporated herein by reference, except that the following exhibits are filed electronically with this Form 10-K/A, Amendment No. 1:

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
Jeffrey W. Benck President and Chief Executive Officer
Date: October 25, 2013

EXHIBIT INDEX

The Exhibit Index immediately following the Signature Page of the Original Filing and incorporated herein by reference, except that the following exhibits are filed electronically with this Form 10-K/A, Amendment No. 1:

Exhibit No.	Description of Exhibit
31A *	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31B *	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.