Form 10-Q
period 2013-09-29
EMULEX CORP /DE/
filed 2013-11-01
CIK 350917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 29, 2013

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

As of October 23, 2013, the registrant had 91,723,976 shares of common stock outstanding.

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

Actual future results could differ materially from those described in the forward-looking statements as a result of a variety of factors, including those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, “Legal Proceedings” in Part II, Item 1, and “Risk Factors” in Part II, Item 1A of this Form 10-Q included elsewhere herein. We expressly disclaim any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances. We wish to caution readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These factors include the possibility that we may not realize the anticipated benefits from the acquisition of Endace Limited (Endace) on a timely basis or at all, and may be unable to integrate the technology, operations and personnel of Endace into our existing operations in a timely and efficient manner. In addition, intellectual property claims, with or without merit, could result in costly litigation, cause product shipment delays, require us to indemnify customers, or require us to enter into royalty or licensing agreements, which may or may not be available. Furthermore, we have in the past obtained, and may be required in the future to obtain, licenses of technology owned by other parties. We cannot be certain that the necessary licenses will be available or that they will be obtainable on commercially reasonable terms. If we were to fail to obtain such royalty or licensing agreements in a timely manner and on reasonable terms, our business, results of operations and financial condition could be materially adversely affected. Ongoing lawsuits, such as the action brought by Broadcom Corporation (Broadcom) described elsewhere in this Form 10-Q, present inherent risks, any of which could have a material adverse effect on our business, financial condition, or results of operations. Such potential risks include continuing expenses of litigation, loss of patent rights, monetary damages, injunctions against the sale of products incorporating the technology in question, counterclaims, attorneys’ fees, incremental costs associated with product or component redesigns, liabilities to customers under reimbursement agreements or contractual indemnification provisions, and diversion of management’s attention from other business matters. With respect to the continuing Broadcom litigation, such potential risks also include the adequacy of any sunset period to make design changes, the ability to implement any design changes, the availability of customer resources to complete any re-qualification or re-testing that may be needed, the ability to maintain favorable working relationships with Emulex suppliers of serializer/deserializer (SerDes) modules, and the ability to obtain a settlement which does not put us at a competitive disadvantage. In addition, the fact that the economy generally, and the server and storage market segments specifically, have been in a state of uncertainty makes it difficult to determine if past experience is a good guide to the future and makes it impossible to determine if markets will grow or shrink in the short term. Continued weakness in domestic and worldwide macroeconomic conditions, disruptions in world credit and equity markets and the resulting economic uncertainty for our customers, has and could continue to adversely affect our revenues and results of operations. As a result of these uncertainties, we are unable to predict our future results with any accuracy. Other factors affecting these forward-looking statements include but are not limited to the following: the effect of any actual or potential unsolicited offers to acquire us, proxy fights or the actions of activist stockholders; faster than anticipated declines in the storage networking market, slower than expected growth of the converged networking market or the failure of our Original Equipment Manufacturer (OEM) customers to successfully incorporate our products into their systems; our dependence on a limited number of customers and the effects of the loss of, decrease in or delays of orders by any such customers, or the failure of such customers to make timely payments; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of our products or our OEM customers’ new or enhanced products; costs associated with entry into new areas of the network connectivity and visibility markets; the variability in the level of our backlog and the variable and seasonal procurement patterns of our customers; any inadequacy of our intellectual property protection and the costs of actual or potential third-party claims of infringement and any related indemnity obligations or adverse judgments; impairment charges, including but not limited to goodwill and intangible assets; changes in tax rates or legislation; the effects of acquisitions; the effects of terrorist activities; natural disasters, and any resulting disruption in our supply chain or customer purchasing patterns or any other resulting economic or political instability; the highly competitive nature of the markets for our products as well as pricing pressures that may result from such competitive conditions; the effect of rapid migration of customers towards newer, lower cost product platforms; transitions from board or box level to application specific integrated circuit (ASIC) solutions for selected applications; a shift in unit product mix from higher-end to lower-end or mezzanine card products; a faster than anticipated decrease in the average unit selling prices or an increase in the manufactured cost of our products; delays in product development; our reliance on third-party suppliers and subcontractors for components and assembly; our ability to attract and retain key technical personnel; our ability to benefit from our research and development activities or government grants related thereto; our dependence on international sales and internationally produced products; changes in accounting standards; and any resulting regulatory changes on our business. These and other factors could cause actual results to differ materially from those in the forward-looking statements and are discussed elsewhere in this Form 10-Q, in our other filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

EMULEX CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EMULEX CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except share data)

	September 29, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$104,891	$105,637
Accounts receivable, net of allowance for doubtful accounts of $1,209 and $1,293 at September 29, 2013 and June 30, 2013, respectively	85,160	82,363
Inventories	26,294	23,897
Prepaid income taxes and income tax receivable	9,349	10,166
Prepaid expenses and other current assets	14,165	14,113
Deferred income taxes	3,137	3,137

Total current assets	242,996	239,313
Property and equipment, net of accumulated depreciation and amortization of $150,232 and $145,942 at September 29, 2013 and June 30, 2013, respectively	62,672	62,415
Goodwill	248,519	248,519
Intangible assets, net	131,534	139,298
Other assets	20,180	21,164

Total assets	$705,901	$710,709

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	27,899	27,725
Accrued and other current liabilities	39,326	43,861

Total current liabilities	67,225	71,586
Other liabilities	5,642	4,924
Deferred income taxes	17,048	17,048
Accrued taxes	29,526	29,526

Total liabilities	119,441	123,084

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	—	—
Common stock, $0.10 par value; 240,000,000 shares authorized; 109,264,051 and 108,896,648 issued at September 29, 2013 and June 30, 2013, respectively	10,927	10,890
Additional paid-in capital	1,282,399	1,279,839
Accumulated deficit	(475,995)	(472,354)
Accumulated comprehensive loss	(2,491)	(2,370)
Treasury stock, at cost; 17,592,322 shares at September 29, 2013 and June 30, 2013	(228,380)	(228,380)

Total stockholders’ equity	586,460	587,625

Total liabilities and equity	$705,901	$710,709

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except per share data)

	Three Months Ended
	September 29, 2013	September 30, 2012
Net revenues	$114,832	$119,267
Cost of sales:
Cost of goods sold	39,691	44,151
Amortization of core and developed technology intangible assets	6,160	5,148
Patent litigation damages, injunction related royalties and technology license fees	1,497	992

Total cost of sales	47,348	50,291

Gross profit	67,484	68,976
Operating expenses:
Engineering and development	40,411	38,470
Selling and marketing	19,092	13,737
General and administrative	9,629	8,508
Amortization of other intangible assets	1,604	1,523

Total operating expenses	70,736	62,238

Operating (loss) income	(3,252)	6,738
Non-operating income (expense), net:
Interest income	4	—
Interest expense	(2)	(6)
Other income (expense), net	152	(336)

Total non-operating income (expense), net	154	(342)

(Loss) income before income taxes	(3,098)	6,396
Income tax provision (benefit)	543	5,739

Net (loss) income	$(3,641)	$657

Net (loss) income per share:
Basic	$(0.04)	$0.01

Diluted	$(0.04)	$0.01

Number of shares used in per share computations:
Basic	91,444	89,346

Diluted	91,444	91,380

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income

(unaudited, in thousands)

	Three Months Ended
	September 29, 2013	September 30, 2012
Net (loss) income	$(3,641)	$657
Other comprehensive (loss) income:
Foreign currency translation adjustments	(121)	431

Comprehensive (loss) income	$(3,762)	$1,088

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended
	September 29, 2013	September 30, 2012
Cash flows from operating activities:
Net (loss) income	$(3,641)	$657
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	4,804	4,385
Share-based compensation expense	4,572	5,554
Amortization of intangible assets	7,764	6,671
Provision for losses on accounts receivable	(84)	(116)
Accrued interest income, net	—	(41)
(Gain) loss on disposal of property and equipment	(20)	14
Deferred income taxes	—	(226)
Excess tax benefit from share-based compensation	—	(27)
Foreign currency adjustments	209	177
Changes in assets and liabilities:
Accounts receivable	(2,713)	7
Inventories	(2,513)	(4,291)
Prepaid expenses, prepaid income taxes and other assets	1,636	(15,632)
Accounts payable, accrued liabilities, and other liabilities	(5,045)	(39,410)
Accrued taxes	—	2,544

Net cash provided by (used in) operating activities	4,969	(39,734)

Cash flows from investing activities:
Net proceeds from sale of property and equipment	27	8
Purchases of property and equipment	(4,560)	(2,530)
Purchases of investments	—	(6,575)
Maturities of investments	—	23,388

Net cash (used in) provided by investing activities	(4,533)	14,291

Cash flows from financing activities:
Change in restricted cash	21	—
Payroll tax withholdings on behalf of employees for restricted stock	(1,456)	(1,598)
Proceeds from issuance of common stock under stock plans	196	29
Excess tax benefit from share-based compensation expense	—	27

Net cash used in financing activities	(1,239)	(1,542)
Effect of exchange rates on cash and cash equivalents	57	254

Net (decrease) increase in cash and cash equivalents	(746)	(26,731)
Cash and cash equivalents at beginning of period	105,637	201,048

Cash and cash equivalents at end of period	$104,891	$174,317

See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Basis of Presentation

In the opinion of the management of Emulex Corporation (Emulex or the Company), the accompanying unaudited condensed consolidated financial statements contain adjustments, which are normal recurring accruals necessary to present fairly the Company’s consolidated financial position, results of operations, comprehensive (loss) income, and cash flows. Interim results for the three months ended September 29, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending June 29, 2014. The accompanying condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. The preparation of the condensed consolidated financial statements requires the use of estimates and actual results could differ materially from management’s estimates.

The accompanying consolidated financial statements include the accounts of Emulex and its wholly-owned subsidiaries. Material intercompany transactions and balances have been eliminated in consolidation.

The Company has a 52 or 53-week fiscal year that ends on the Sunday nearest to June 30. Accordingly, every fifth or sixth fiscal year will be a 53-week fiscal year. Fiscal 2014 is a 52-week fiscal year. The last 53-week fiscal year was fiscal 2011.

Certain reclassifications have been made to prior year amounts to conform to current year’s presentation in Note 12.

Supplemental Cash Flow Information

	Three Months Ended
	September 29, 2013	September 30, 2012
	(in thousands)
Cash paid during the period for:
Interest	$2	$3
Income taxes	108	328
Non-cash activities:
Purchases of property and equipment not paid, net	707	583
Accrued payroll tax withholdings for shares issued to employees	—	46
Release of In-Process Research & Development (IPRD) to Developed Technology	5,670	—

Recently Issued Accounting Standards

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, or ASU 13-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 13-11 amends accounting guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward or tax credit carryforward exists. This new guidance requires entities, if certain criteria are met, to present an unrecognized tax benefit, or portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, or a tax credit carryforward when such items exist in the same taxing jurisdiction. This update is effective for interim and annual periods beginning after December 15, 2013. Early adoption of this update is permitted. The Company does not expect the adoption of this update to have a material impact on its condensed consolidated financial statements.

2. Business Combination

Acquisition of Endace Limited

On February 26, 2013, the Company acquired 89.6% of the outstanding common stock and all of the outstanding stock options of Endace for cash consideration of approximately $110.4 million. As of April 25, 2013, Emulex acquired the outstanding noncontrolling interest for approximately $12.0 million and obtained ownership of 100% of Endace.

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

Level 1 -	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 -	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3 -	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Financial instruments measured at fair value on a recurring basis are as follows:

	September 29, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents
	(in thousands)
Cash	$74,891	$—	$—	$74,891	$74,891
Level 1:
Money market funds	30,000	—	—	30,000	30,000
Level 2:
None	—	—	—	—	—
Level 3:
None	—	—	—	—	—

	$104,891	$—	$—	$104,891	$104,891

	June 30, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents
	(in thousands)
Cash	$75,637	$—	$—	$75,637	$75,637
Level 1:
Money market funds	30,000	—	—	30,000	30,000
Level 2:
None	—	—	—	—	—
Level 3:
None	—	—	—	—	—

	$105,637	$—	$—	$105,637	$105,637

There were no transfers between Level 1, Level 2 or Level 3 securities during the three months ended September 29, 2013.

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis

The Company measures the fair value of its assets acquired and liabilities assumed in a business combination, and goodwill and other long lived assets when they are held for sale or determined to be impaired. There were no such non-recurring measurements during the first quarter of fiscal 2014.

4. Inventories

Inventories are summarized as follows:

	September 29, 2013	June 30, 2013
	(in thousands)
Raw materials	$6,954	$6,585
Finished goods	19,340	17,312

	$26,294	$23,897

5. Goodwill and Intangible Assets, net

Goodwill was approximately $248.5 million at September 29, 2013 and June 30, 2013.

Intangible assets, net, are as follows (in thousands):

	September 29, 2013			June 30, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Core technology and patents	$77,345	$(72,392)	$4,953	$77,345	$(71,132)	$6,213
Developed technology	246,770	(134,095)	112,675	241,100	(127,934)	$113,166
Customer relationships	4,900	(2,420)	2,480	4,900	(2,197)	$2,703
Tradenames	8,439	(5,265)	3,174	8,439	(5,179)	$3,260
Other	287	(165)	122	837	(681)	$156

Total amortizable intangible assets:	337,741	(214,337)	123,404	332,621	(207,123)	$125,498

In-process research and development	8,130	—	8,130	13,800	—	13,800

Total intangible assets, net:	$345,871	$(214,337)	$131,534	$346,421	$(207,123)	$139,298

The amortizable intangible assets are being amortized on a straight-line basis over expected useful lives ranging from approximately one to twelve years. Aggregate amortization expense for intangible assets for the three months ended September 29, 2013 and September 30, 2012, was approximately $7.8 million and $6.7 million, respectively.

The following table presents the estimated future aggregate amortization expense of intangible assets as of September 29, 2013 (in thousands):

Remainder of 2014	$23,254
2015	26,972
2016	25,829
2017	9,302
2018	5,905
Thereafter	32,142

$123,404

6. Accrued and Other Current Liabilities

Components of accrued and other current liabilities are as follows:

	September 29, 2013	June 30, 2013
	(in thousands)
Payroll and related costs	$17,437	$22,267
Warranty liability	2,469	2,660
Accrued rebates	4,342	4,162
Deferred revenues	5,993	5,363
Other	9,085	9,409

	$39,326	$43,861

The Company provides a warranty of between one to five years on its products. The Company records a provision for estimated warranty related costs at the time of sale based on historical product return rates and the Company’s estimates of future costs of fulfilling its warranty obligations. Changes to the warranty liability during three months ended September 29, 2013 were:

(in thousands)
Balance at beginning of period	$2,660
Accrual for warranties issued	210
Changes to pre-existing warranties (including changes in estimates)	(67)
Settlements made (in cash or in kind)	(334)

Balance at end of period	$2,469

7. Commitments and Contingencies

Litigation

Broadcom Patent Infringement Litigation

On September 14, 2009, Broadcom Corporation (Broadcom) filed a patent infringement lawsuit against the Company in the United States District Court in the Central District of California (District Court). The original complaint alleged infringement by the Company of ten Broadcom patents covering certain data and storage networking technologies. On January 11, 2010, the District Court set a trial date of September 20, 2011. On February 23, 2010, Broadcom filed a first amended complaint adding allegations of infringement for one additional Broadcom patent. The first amended complaint sought unspecified damages and injunctive relief. On March 25, 2010, the Company filed its answer and affirmative defenses to the first amended complaint alleging that it believed that the Broadcom patents at issue were invalid or not infringed, or both. In addition, the Company asserted counterclaims for declaratory judgment of invalidity and non-infringement against each of the Broadcom patents at issue, and sought award of attorney’s fees, costs and expenses.

On May 26, 2010, Broadcom filed a separate patent infringement lawsuit again the Company in the District Court. The 2010 lawsuit alleged infringement of a Broadcom patent covering certain data and storage networking technologies by certain Emulex products. Broadcom sought a judgment for damages, injunctive relief, and an award of attorneys’ fees and costs.

On June 30, 2010, the District Court consolidated the 2009 and 2010 patent cases into a single case. On October 14, 2010, the District Court issued an order on the parties’ joint stipulation dismissing three patents from the case. On November 1, 2010, the District Court issued an order allowing Broadcom to make infringement assertions against additional Emulex products. In a District Court ruling dated December 17, 2010, the District Court provided interpretations of certain terms contained in the claims of the patents being asserted by Broadcom. In February and May 2011, the District Court issued separate orders on the parties’ joint stipulations collectively dismissing two patents from the case (leaving seven patents in the case). The District Court heard the parties’ respective motions for summary judgment and subsequently issued a ruling on August 3, 2011 barring Broadcom’s claim for infringement on one patent, leaving six patents in the case. On August 25, 2011, the Company met with a mediator and representatives of Broadcom concerning potential settlement of the case. On September 2, 2011, the parties submitted a joint summary of the mediation proceedings in which they stated that the mediation proceedings continued for a full day, but the parties were unable to reach a settlement agreement.

After a nearly three week trial that ended October 6, 2011, the jury reached a partial verdict involving two out of the six patents. The District Court determined that one of the patents (U.S. Patent 7,058,150) [the ‘150 patent] had been infringed by Emulex, and the jury rendered an advisory verdict on October 12, 2011 to the District Court that it is not invalid, and awarded approximately $0.4 million in damages with respect to that patent. The jury reached a unanimous verdict of non-infringement on another patent relating to Emulex Fibre Channel switch products. A mistrial was declared concerning the remaining four patents (U.S. Patent 7,471,691) [the ‘691 patent] and (U.S. Patent 6,424,194; 7,486,124; and 7,724,057) [collectively, the ‘194 Patent family], for which no unanimous verdict was reached. On December 15, 2011, the District Court issued judgments as a matter of law (JMOL) that the two patents, on which the jury had rendered advisory verdicts, were not invalid. On December 16, 2011, the District Court issued an additional JMOL that the ‘691 Patent had been infringed by Emulex. The ‘150 Patent, particularly Claim 8 considered at the trial, pertains to the use of multiple lanes of phase interpolators, and products that utilize clock and data recovery (CDR) circuits in SerDes modules on an application specific integrated circuit (ASIC). The ‘691 Patent, particularly Claim 7 considered at the trial, pertains to Fibre Channel arbitrated loop switch crossbars and scoreboards, and products that utilize specialized ASICs used in storage arrays and pass-through modules. The Company filed an appeal for both the ‘150 Patent and ‘691 Patent infringement findings with the U.S. Court of Appeals for the Federal Court (Appeals Court), who affirmed the jury’s and District Court’s findings.

On March 16, 2012, the District Court issued a decision concerning injunctive relief for the ‘150 and ‘691 patents. The decision provided, in part, for a sunset period of 18 months relating to the ‘150 patent, starting on October 12, 2011. The decision further provided for a sunset period of 18 months relating to the ‘691 patent, starting on December 16, 2011. The affected products for the ‘150 patent include the BE2, BE3, XE201, and SOC 442 ASICs, and products containing them, and products not colorably different from them. The affected products for the ‘691 patent include the SOC 320, SOC 422, and SOC 442 ASICs, products containing them, and products not colorably different from them. The sunset period allows the Company to sell the affected products to existing customers for specific customer devices, subject to limitations relating to when the products had been qualified and when certain firm orders had been placed. The decision further provided for the Company to pay a royalty of nine percent on all sales of such products made during the sunset period, and also provided that foreign sales (outside the U.S.) are beyond the scope of the suit. On April 3, 2012, the District Court issued a permanent injunction (2012 Permanent Injunction) which, with respect to both the ‘150 and ‘691 patents, further describe the prohibited activities, contain sunset provision terms including royalty rates and computations, limit the territory to allow sales of products that are manufactured outside the U.S. to customers located outside the U.S., permit design around efforts including modifications and design, development, and testing to eliminate infringement, and permit service and technical support for certain products.

On May 30, 2012, the District Court issued an order requiring the parties to submit the Appendix to the 2012 Permanent Injunction, and excluded from the sunset provision any customer who is a distributor and not an OEM, with distributor exceptions for needs of an end user affecting health of the public, public safety, and governmental agencies engaged in the national defense. The May 30, 2012, order provided that, not later than 90 days from the date of that order, Broadcom may move the District Court for exclusion of certain device/customer product combinations from the Appendix. An Appendix was filed by Emulex and Broadcom with the District Court under seal on June 10, 2012. The current Permanent Injunction permits major OEMs to obtain continued supply beyond the sunset period, providing them time to re-qualify products resulting from the design around efforts.

On July 3, 2012, Broadcom and the Company entered into a Patent License and Release Agreement (Settlement Agreement) pursuant to which both parties agreed to settle and release certain claims related to the patent infringement litigation in exchange for a lump sum payment of approximately $58.0 million. The Settlement Agreement provided for certain amendments to the 2012 Permanent Injunction, and dismissals of certain allegations of the lawsuit, including portions of the scheduled re-trial. The Company also received a worldwide limited license to the ‘691 patent, the ‘150 patent, the ‘194 patent and related families for certain fields of use including Fibre Channel applications. The fields of use licensed to Emulex are related, in part, to the Emulex XE201 (Lancer) ASICs, that are capable of Fibre Channel and Ethernet, 16Gbps Fibre Channel HBAs, Fibre Channel SOCs and other Fibre Channel products. On July 18, 2012, pursuant to the Settlement Agreement, the District Court issued an amended Permanent Injunction with an amended appendix, and approved a stipulation to dismiss certain allegations in the lawsuit. The amended Permanent Injunction provides for a sunset provision under which the injunction was stayed until April 11, 2013, subject to limitations. The current Permanent Injunction permits certain major OEMs to obtain continued supply beyond the sunset period, providing them time to re-qualify products resulting from the design around efforts.

On February 1, 2013, the District Court announced that it had reset the start date for the retrial relating to the ‘194 patent family from April 2, 2013 to November 5, 2013. On July 10, 2013, the Court made a determination not to hold the retrial on November 5, 2013, and a new retrial date is pending. The District Court has not issued any rulings with respect to these remaining three patents.

        During the first quarter of fiscal 2013, the Company made a payment of approximately $58.0 million to Broadcom pursuant to the Settlement Agreement, approximately $36.8 million of which was expensed in fiscal 2012. The remainder of approximately $21.2 million was recorded as prepaid license fees and is being amortized to cost of goods sold over the ten year license term in proportion to the estimated future revenues of such licensed technology. As of September 29, 2013, the unamortized prepaid license fee was approximately $16.1 million, of which approximately $4.0 million was recorded in prepaid expenses and other current assets and approximately $12.1 million was recorded in other assets. The Company recognized approximately $1.0 million of amortization expense related to such prepaid license fees during the three months ended September 29, 2013 and September 30, 2012.

While the Company has contractual commitments from its suppliers concerning the defense and indemnification of certain Broadcom claims relating to certain technology provided by such suppliers, it cannot be certain that such defense and indemnification obligations will be honored by such suppliers. This lawsuit continues to present risks with respect to U.S. sales of certain Ethernet products that could have a material adverse effect on the Company’s business, financial condition, or results of operations, including loss of patent rights, monetary damages, potential reimbursement of customer indemnification liabilities or royalty obligations, and injunction against the sale of accused products. The Company continues to present a vigorous defense against this on-going lawsuit, as well as the previous infringement verdicts, damages and judgments. Through September 29, 2013, the Company has incurred approximately $14.7 million of mitigation, product redesign and appeal related expenses, of which approximately $2.5 million and $0.5 million were recorded during the three months ended September 29, 2013 and September 30, 2012, respectively. The Company expects to incur incremental mitigation, product redesign, appeal related expenses during the remainder of fiscal 2014 in the range of $3 million to $5 million. In addition, engineering and development costs will include expenses for activities to redesign, design around, modify, design, develop, test and requalify certain of the affected products during the sunset period, and to implement the end of life processes in the U.S. for certain other affected products. Sales and marketing costs are likely to include expenses for customer support, pre-production samples, education and training, and other miscellaneous costs. General and administrative costs will include expenses for the Company’s appeal of the previous verdicts and judgments. In addition, the Company has agreed to participate in certain customer royalty obligations arising under license agreements with Broadcom with respect to the infringing products. Through September 29, 2013, the Company has recorded approximately $1.4 million in cost of sales related to such customer obligations, of which approximately $0.5 million was recorded in cost of sales for the three months ended September 29, 2013. Emulex may incur additional amounts related to these obligations in the range of $2 million to $6 million during the remainder of fiscal 2014, all of which will reduce gross margins in the periods accrued.

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

Commitments and Contingencies

As of September 29, 2013, the Company has approximately $42.7 million of liabilities for uncertain tax positions for which reasonable reliable estimate of the period of payment cannot be made. See Note 10.

The Company has entered into various agreements, including agreements for professional services, product development alignment activities, non-recurring engineering, and purchases of inventory. As of September 29, 2013, the Company’s obligation associated with such agreements was approximately $48.9 million.

Emulex provides letters of credit or bank guarantees in the normal course of business as required by certain vendors. As of September 29, 2013, there were approximately $0.7 million in outstanding letters of credit and bank guarantees of which approximately $0.2 million were secured by restricted cash deposits that have been classified within prepaid expenses and other current assets in the accompanying balance sheet. Approximately $0.5 million of outstanding letters of credit and bank guarantees are not secured.

In addition, the Company provides limited indemnification in selected circumstances within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringement of certain intellectual property, and in some limited cases against bodily injury or damage to real or tangible personal property caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. As of September 29, 2013, the Company has not incurred any significant costs related to contractual indemnification of its customers.

8. Treasury Stock

In early August 2008, the Company’s Board of Directors authorized a plan to repurchase up to $100.0 million of its outstanding common stock. As of September 29, 2013, the Company has repurchased approximately 9.0 million shares of its common stock for an aggregate purchase price of approximately $78.4 million at an average purchase price of $8.67 per share under this plan. No shares were repurchased during the three months ended September 29, 2013. Approximately $21.6 million remains available under this program after these repurchases. The Company may repurchase additional shares from time-to-time in open market purchases or privately negotiated transactions. Any future share repurchases are expected to be financed by available cash balances and cash from operations. The Company’s Board of Directors has not set an expiration date for the plan.

9. Stock-Based Compensation

The assumptions used to compute the fair value of stock option grants under the 2005 Equity Incentive Plan (Equity Incentive Plan) for the three months ended September 29, 2013 and September 30, 2012 were:

Three Months Ended
	September 29, 2013	September 30, 2012
Expected volatility	37% - 41%	46% - 48%
Weighted average expected volatility	39%	47%
Expected dividends	—	—
Expected term (in years)	3.83 - 5.83	3.77 - 5.77
Weighted average expected term (in years)	4.68	4.61
Risk-free rate	1.31% - 2.04%	0.53% - 0.94%

The assumptions used to compute the fair value of the compensatory element related to the shares to be purchased under the Emulex Corporation Employee Stock Purchase Plan (Purchase Plan) for the three months ended September 29, 2013 and September 30, 2012 were:

	Three Months Ended
	September 29, 2013	September 30, 2012
Expected volatility	35%	45%
Expected dividends	—	—
Expected term (in years)	0.5	0.5
Risk-free rate	0.08%	0.14%

A summary of stock-based compensation expense, by functional line item in the condensed consolidated statements of operations is as follows:

	Three Months Ended
	September 29, 2013	September 30, 2012
	(in thousands)
Cost of goods sold	$89	$315
Engineering and development	1,904	2,698
Sales and marketing	1,202	745
General and administrative	1,377	1,796

	$4,572	$5,554

A summary of stock option activity for the three months ended September 29, 2013 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Options outstanding at June 30, 2013	4,220,262	$12.28	2.47	$0.6
Options granted	145,274	$7.71
Options exercised	(36,989)	$5.30
Options expired	(361,347)	$18.46
Options forfeited	(23,500)	$7.90

Options outstanding at September 29, 2013	3,943,700	$11.64	2.45	$0.8

Options vested and expected to vest at September 29, 2013	3,904,361	$11.68	2.42	$0.8

Options exercisable at September 29, 2013	3,355,757	$12.38	1.96	$0.6

A summary of outstanding and unvested stock awards activity for three months ended September 29, 2013 is as follows:

	Number of Awards	Weighted Average Grant Date Fair Value
Awards outstanding at June 30, 2013	3,413,522	$7.74
Awards granted	983,676	$7.87
Awards vested	(508,617)	$8.19
Awards forfeited	(175,691)	$7.81

Awards outstanding at September 29, 2013	3,712,890	$7.71

Awards vested and expected to vest at September 29, 2013	3,390,211

During the three months ended September 29, 2013, the Company granted unvested stock awards that will be settled in cash upon vesting (Cash-Settled Unit Awards). Such awards are liability classified as they will be settled in cash. The Cash-Settled Unit Awards vest 30%, 30%, and 40% on the first, second and third anniversaries of the date of grant, respectively. Some of these awards are tied to the achievement of certain performance goals established by the Board of Directors. As of September 29, 2013, the liability related to Cash-Settled Unit Awards was approximately $1.1 million and will continue to be remeasured at each reporting date until the awards vest.

A summary of Cash-Settled Unit Award activity for the three months ended September 29, 2013 is as follows:

	Number of Awards	Weighted Average Grant Date Fair Value
Awards outstanding at June 30, 2013	552,723	$7.43
Awards granted	4,242	$7.74
Awards vested	(106,862)	$7.74
Awards canceled	(14,711)	$7.74

Awards outstanding at September 29, 2013	435,392	$7.32

Awards vested and expected to vest at September 29, 2013	393,335

As of September 29, 2013, there was approximately $17.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. Such cost is expected to be recognized over a weighted-average period of approximately 1.3 years.

10. Income Taxes

The Company has provided for income taxes in fiscal 2014 interim periods based on the estimated effective income tax rate for the complete fiscal year using the dual rate method. Accordingly, the ordinary U.S. loss and related tax benefit has been excluded from the overall effective tax rate computation. For fiscal 2013 interim periods, the Company provided for income taxes based on the year-to-date actual effective income tax rate as of the end of each interim period. The income tax provision is computed on the pretax income of the consolidated entities located within each taxing jurisdiction based on legislation enacted as of the balance sheet date. Deferred tax assets and liabilities are determined based on the future tax consequences associated with temporary differences between income and expenses reported for accounting and tax purposes. A valuation allowance for deferred tax assets is recorded to the extent that the Company cannot determine that the ultimate realization of the net deferred tax assets is more likely than not.

Realization of deferred tax assets is principally dependent upon the achievement of future taxable income, the estimation of which requires significant management judgment. The Company’s judgment regarding future profitability may change due to many factors, including future market conditions and the Company’s ability to successfully execute its business plans or tax planning strategies. These changes, if any, may require material adjustments to these deferred tax asset balances. Due to uncertainties surrounding the realization of the Company’s U.S. federal and state deferred tax assets, the Company previously recorded a full valuation allowance against these deferred tax assets. On a quarterly basis, the Company reassesses the need for these valuation allowances based on operating results and its assessment of the likelihood of future taxable income and developments in the relevant tax jurisdictions. The Company continues to maintain a full valuation allowance as of September 29, 2013 against U.S. federal and state deferred tax assets.

As of September 29, 2013, the liability for income taxes associated with uncertain tax positions was approximately $42.7 million for which a reasonably reliable estimate for the period of payment cannot be made. If fully recognized, approximately $29.5 million of such liability would impact the Company’s effective tax rate. Absent any resolution of the on-going audit by the Internal Revenue Service (IRS) discussed below, the Company does not expect that the liability for unrecognized tax benefits will change significantly within the next 12 months.

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

11. Net (Loss) Income Per Share

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended
	September 29, 2013	September 30, 2012
	(in thousands, except per share data)
Numerator - Net (loss) income	$(3,641)	$657
Less: Undistributed earnings allocated to participating securities	—	—
Undistributed earnings allocated to the Company’s common stockholders for basic and diluted net (loss) income per share	$(3,641)	$657

Denominator:
Denominator for basic net (loss) income per share - weighted average shares outstanding	91,444	89,346
Dilutive options outstanding, unvested stock units and ESPP	—	2,034

Denominator for diluted net (loss) income per share - adjusted weighted average shares outstanding	91,444	91,380

Basic net (loss) income per share	$(0.04)	$0.01

Diluted net (loss) income per share	$(0.04)	$0.01

Antidilutive options and unvested stock excluded from the computations	5,955	4,255

Average market price of common stock	$7.77	$6.89

The antidilutive stock options and unvested stock were excluded from the computation of diluted net (loss) income per share due to the assumed proceeds from the award’s exercise or vesting being greater than the average market price of the common shares or due to the Company incurring a net loss for the periods presented.

12. Operating Segment Information

Emulex has two reportable business segments, Connectivity (formerly referred to as Networking) and Visibility. The Visibility segment was formed as a result of the acquisition of Endace on February 26, 2013. The Connectivity segment includes the operating results of Network Connectivity Products (NCP) and Storage Connectivity and Other Products (SCOP). The Visibility segment includes the operating results of Network Visibility Products (NVP) resulting from the Endace acquisition.

Management measures the performance of each of these segments based on adjusted operating results. The operating results of each segment is adjusted for certain expenses and reflect an additional way of viewing aspects of the Company's operations, factors and trends. However, these measures should be considered as a supplement to, and not as a substitute for, or superior to, the corresponding measures calculated in accordance with accounting principles generally accepted in the United States.

	Three Months Ended
	September 29, 2013	September 30, 2012
	(in thousands)
Net revenues:
Connectivity	$104,735	$119,267
Visibility	10,097	—

Consolidated net revenues	$114,832	$119,267

Adjusted operating (loss) income:
Connectivity	14,717	20,437
Visibility	(1,244)	—

Subtotal	13,473	20,437

Reconciling items:
Stock-based compensation	(4,572)	(5,554)
Amortization of intangibles	(7,764)	(6,671)
Patent litigation damages, license fees and royalties	(1,497)	(992)
Mitigation expenses related to the Broadcom patents	(2,519)	(482)
Other	(373)	—

Reconciling items	(16,725)	(13,699)

Operating (loss) income	(3,252)	6,738

	September 29, 2013	June 30, 2013
	(in thousands)
Total assets:
Connectivity	$543,619	$549,443
Visibility	162,282	161,266

	$705,901	$710,709

Goodwill:
Connectivity	$177,290	$177,290
Visibility	71,229	71,229

	$248,519	$248,519

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Emulex is a leader in network connectivity, monitoring and management solutions for global networks that support enterprise, cloud, government and telecommunications. During fiscal 2013, Emulex acquired 100% of the outstanding common stock of Endace Limited (Endace), a leading supplier of network visibility infrastructure products. Prior to the acquisition of Endace, Emulex operated within a single business segment. With the acquisition of Endace, Emulex formed the Visibility operating segment, which includes Network Visibility Products.

Emulex’s products enable end-to-end application visibility, optimization and acceleration in the data center. The Company’s Input/Output (I/O) connectivity products, including its line of ultra high-performance Ethernet and Fibre Channel-based connectivity products, have been designed into server and storage solutions from leading original equipment manufacturers (OEMs), including Cisco Systems, Inc. (Cisco), Dell Inc. (Dell), EMC Corporation (EMC), Fujitsu Ltd. (Fujitsu), Hewlett-Packard Company (Hewlett-Packard), Hitachi Data Systems (HDS), Huawei Technologies Company Ltd. (Huawei), International Business Machines Corporation (IBM), Network Appliance, Inc. (NetApp) and Oracle Corporation (Oracle), and can be found in the data centers of nearly all of the Fortune 1000. Emulex’s monitoring and management solutions, including its portfolio of network visibility and recording products, provide organizations with complete network performance management at speeds up to 100Gb Ethernet (100GbE).

We rely almost exclusively on OEMs and sales through distribution channels for the majority of our revenue. Our significant OEM customers include the world’s leading server and storage providers, including Cisco, Dell, EMC, Fujitsu, Hewlett-Packard, HDS, Hitachi Limited (Hitachi), Huawei, Intel Corporation (Intel), IBM, NEC Corporation (NEC), NetApp, Oracle, and Xyratex Ltd. (Xyratex). Our significant distributors include ASI Computer Technologies, Inc. (ASI), Avnet, Inc. (Avnet), British Telecom (BT), Digital China Technology Limited, Info X Distribution, LLC (Info X), Ingram Micro Inc. (Ingram Micro), Macnica Networks Corporation (Macnica), Netmarks Inc. (Netmarks), SYNNEX Corporation (SYNNEX), Tech Data Corporation (Tech Data), and Tokyo Electron Device Ltd. (TED). The market for networking infrastructure solutions is concentrated among large OEMs, and as such, a significant portion of our revenues are generated from sales to a limited number of customers.

As of September 29, 2013, we had a total of 1,210 employees.

Our corporate headquarters are located at 3333 Susan Street, Costa Mesa, California 92626. Our periodic and current reports filed with, or furnished to, the Securities and Exchange Commission pursuant to the requirements of the Securities and Exchange Act of 1934 are available free of charge through our website (www.emulex.com) as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. The information on our website is not incorporated in this quarterly report on Form 10-Q. References contained herein to “Emulex,” the “Company,” the “Registrant,” “we,” “our,” and “us” refer to Emulex Corporation and its subsidiaries.

Business Operating Segments

With our acquisition of Endace, our network connectivity, monitoring and management solutions are now broken into two business operating segments consisting of three product lines. Beginning with the first quarter of fiscal 2014, our Connectivity Segment (formerly referred to as the Networking segment), which consists of legacy Emulex products, includes only two product lines - Network Connectivity Products (NCP) and Storage Connectivity and Other Products (SCOP). We believe that this new product line reporting is more consistent with how third party analysts view our addressable networking segment markets, and will provide a more transparent view of our business. Our Visibility Segment consists of our Network Visibility Products (NVP) that were acquired through the Endace acquisition.

Connectivity Segment Products:

NCP includes industry standard Fibre Channel and Ethernet-based solutions that provide server I/O and target storage array connectivity to create networks for mission-critical enterprise and cloud data centers. These products enable servers to reliably and efficiently connect to Local Area Networks (LANs), Storage Area Networks (SANs), and Network Attached Storage (NAS) by offloading data communication processing tasks from the server as information is delivered and sent to the network. Our NCP use industry standard protocols including Fibre Channel Protocol (FCP), Internet Protocol (IP), Transmission Control Protocol (TCP)/IP, internet Small Computer System Interface (iSCSI), Fibre Channel over Ethernet (FCoE), overlay networking standards including Network Virtualization using Generic Routing Encapsulation (NVGRE) and Virtual Extensible Local Area Network (VXLAN) and Remote Direct Memory Access (RDMA) over Converged Ethernet (RoCE). RoCE bring many of the same low-latency capabilities typically associated with InfiniBand (IB) to Ethernet networks. NVGRE and VXLAN support overlay networks, which is a computer network which is built on the top of another network. Our Ethernet-based products include OneConnect® Universal Converged Network Adapters (UCNAs) and Local Area Network on Motherboard (LOM) application specific integrated circuits, and custom form factor solutions for OEM blade servers that enable high performance, scalable networks and convergence. Our Fibre Channel-based products include LightPulse® Host Bus Adapters (HBAs), Fibre Channel application specific integrated circuits (ASICs) and custom form factor solutions for OEM blade servers.

SCOP includes Emulex InSpeed®, switch-on-a-chip (SOC) and backend connectivity, bridge, and router products, Pilot™ Integrated Baseboard Management Controllers (iBMCs), certain legacy products and other products and services. Many of these products are deployed inside storage arrays, tape libraries, and other storage appliances, connecting storage controllers to storage capacity, delivering improved performance, reliability, and connectivity. Such products use industry standard protocols including Fibre Channel, Serial Attached Small Computer Interface (SAS), and Serial Advanced Technology Attachment (SATA), and support the broadest range of Hard Disk Drive (HDD) and Solid State Disk (SSD) technologies. Our iBMC solutions revolutionized the industry for enterprise servers by integrating the BMC, super I/O, graphics controller and Remote Keyboard, Video, Mouse and Storage (KVMS) functionality into a single ASIC, providing significant cost savings to data center managers. Like a standard BMC, when embedded in a server system or appliance, the iBMC simplifies the management of the remote server systems and appliances, whether physical or virtual servers, thereby reducing operational costs.

Visibility Segment Products:

NVP consists entirely of the recently acquired Endace® family of visibility and recording infrastructure products that address Networking Recording Market (NRM) for high speed networks. The EndaceProbe™ Intelligent Network Recorder (INR) captures, indexes and stores network traffic history in order to help organizations troubleshoot problems and respond to network security breaches. EndaceVision™ is a browser-based network traffic search engine that provides users with a unique ‘window’ into high speed networks. Through EndaceVision™, users can search and receive packets of interest from anywhere across a globally distributed network of Endace Systems through a single, browser-based user interface. The open application hosting platforms, also known as ODE systems, are designed specifically to host packet-processing applications in managed data center environments. These flexible and scalable systems are used extensively by organizations that demand the very highest levels of packet capture accuracy and processing performance of their hosting platforms. EndaceAccess™ head-end systems give organizations access to 40GbE and 100GbE network segments that they need to measure, monitor and protect their networks with industry standard 10 Gp/s capable monitoring and security tools. Endace NetFlow Generators are designed to specifically offload the work from network elements and deliver 100% accurate NetFlow in the right format to the tools that need to consume it. Underpinning all of the Endace family of network visibility and recording products are the Data Acquisition and Generation (DAG) network capture cards that are integrated into the EndaceProbe™ appliances and sold as stand-alone components for use in a wide range of monitoring and security systems.

For additional information about our operating segments, please see Note 12 in the accompanying notes to condensed consolidated financial statements under the caption “Operating Segment Information” in Part I, Item 1 of this Form 10-Q.

Business Combination

On February 26, 2013, the Company acquired 89.6% of the outstanding common stock and all of the outstanding stock options of Endace for cash consideration of approximately $110.4 million. As of April 25, 2013, we acquired the outstanding noncontrolling interest for approximately $12.0 million and obtained ownership of 100% of Endace. Our consolidated financial statements include the results of operations for Endace commencing as of the acquisition date. Emulex’s software-defined convergence architecture and Endace’s network visilibilty infrastructure are expected to provide customers with new and innovative ways to solve the challenges of network complexity and ensure application-level performance at speeds of 10Gb and beyond. See Note 2, in the accompanying notes to consolidated financial statements under the caption “Business Combinations” in Part I, Item 1. of this Form 10-Q.

Product Redesign Activities and Potential Royalty Obligations

Broadcom Corporation (Broadcom) filed a consolidated patent infringement suit against us during fiscal 2010. After a nearly three week trial that ended October 6, 2011, the jury reached a partial verdict involving two out of the six patents. The District Court determined that one of the patents (U.S. Patent 7,058,150) [the ‘150 patent] had been infringed by us, and the jury rendered an advisory verdict on October 12, 2011 to the District Court that it is not invalid, and awarded approximately $0.4 million in damages with respect to that patent. The jury reached a unanimous verdict of non-infringement on another patent relating to Emulex Fibre Channel switch products. A mistrial was declared concerning the remaining four patents for which no unanimous verdict was reached. On December 15, 2011, the District Court issued judgments as a matter of law (JMOL) that the two patents, on which the jury had rendered advisory verdicts, were not invalid. On December 16, 2011, the District Court issued an additional JMOL that one of the patents (U.S. Patent 7,471,691) [the ‘691 patent] had been infringed by us. On March 16, 2012, the District Court issued a decision concerning injunctive relief for the ‘150 and ‘691 patents. The decision provided, in part, for a sunset period of 18 months relating to the ‘150 patent, starting on October 12, 2011. The decision further provided for a sunset period of 18 months relating to the ‘691 patent, starting on December 16, 2011. The sunset period allowed us to sell the affected products to existing customers for specific customer devices, subject to limitations relating to when the products had been qualified and when certain firm orders had been placed. On April 3, 2012, the District Court issued a permanent injunction (2012 Permanent Injunction) which, with respect to both the ‘150 and ‘691 patents, further describe the prohibited activities, contain sunset provision terms including royalty rates and computations, limit the territory to allow sales of products that are manufactured outside the U.S. to customers located outside the U.S., permits design around efforts including modifications and design, development, and testing to eliminate infringement, and permits service and technical support for certain products.

Through September 29, 2013, we incurred approximately $14.7 million in mitigation, product redesign and appeal related expenses of which approximately $2.5 million and $0.5 million were recorded during the three months ended September 29, 2013 and September 30, 2012, respectively. We expect to incur incremental mitigation, product redesign, appeal related expenses during the remainder of fiscal 2014 in the range of $3 million to $5 million. In addition, engineering and development costs will include expenses for activities to redesign, design around, modify, design, develop, test and requalify certain of our affected products during the sunset period, and to implement our end of life processes in the U.S. for certain other affected products. Sales and marketing costs are likely to include expenses for customer support, pre-production samples, education and training, and other miscellaneous costs. General and administrative costs will include expenses for our appeal of the previous verdicts and judgments. In addition, we have agreed to participate in certain customer royalty obligations arising under their licensing agreements with Broadcom related to certain Emulex infringing products. Through September 29, 2013, Emulex has recorded approximately $1.4 million in cost of sales related to such customer obligations, of which approximately $0.5 million was recorded in cost of sales for the three months ended September 29, 2013. We may incur additional amounts related to these obligations in the range of $2 million to $6 million during the remainder of fiscal 2014, all of which would reduce gross margins in the periods accrued.

See Note 7 in the accompanying notes to condensed consolidated financial statements under the caption “Litigation” in Part I, Item 1 of this Form 10-Q.

Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements included elsewhere herein.

	Percentage of Net Revenues
	Three Months Ended
	September 29, 2013	September 30, 2012
Net revenues	100%	100%
Cost of sales:
Cost of goods sold	35%	37%
Amortization of core and developed technology intangible assets	5%	4%
Patent litigation settlement, damages, sunset period royalties and license fees	1%	1%

Total cost of sales	41%	42%

Gross profit	59%	58%
Operating expenses:
Engineering and development	35%	32%
Selling and marketing	17%	12%
General and administrative	9%	7%
Amortization of other intangible assets	1%	1%

Total operating expenses	62%	52%

Operating (loss) income	(3)%	6%
Non-operating income (expense), net:
Interest income	—%	—%
Interest expense	—%	—%
Other income (expense), net	—%	—%

Total non-operating income (expense), net	—%	—%

(Loss) income before income taxes	(3)%	6%

Income tax provision (benefit)	—%	5%

Net (loss) income	(3)%	1%

Three months ended September 29, 2013, compared to three months ended September 30, 2012

Net Revenues. Net revenues for the three months ended September 29, 2013, decreased by approximately $4.4 million, or 4%, to approximately $114.8 million, compared to approximately $119.3 million for the three months ended September 30, 2012. The decrease in revenues was primarily due to weakness in the server and storage technology markets resulting from continuing concern over the global macroeconomic climate as well as restrictions under the 2012 Permanent Injunction that have impeded our ability to sell certain products in the U.S. to certain customers including distributors, white box manufacturers and web giants.

Net Revenues by Operating Segment and Product Line

Net revenues by operating segment and product line were as follows:

Net Revenues by Operating Segment and Product Line
	Three Months Ended September 29, 2013	Percentage of Net Revenues	Three Months Ended September 30, 2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
Connectivity Segment:
Network Connectivity Products	$77,980	68%	$96,733	81%	$(18,753)	(19)%
Storage Connectivity and Other Products	26,755	23%	22,534	19%	$4,221	19%

Total Connectivity Segment	104,735	91%	119,267	100%	(14,532)	(12)%

Visibility Segment:
Network Visibility Products	10,097	9%	—	—%	$10,097	N/A

Total net revenues	$114,832	100%	$119,267	100%	$(4,435)	(4)%

Connectivity segment revenues decreased by approximately 12% for the three months ended September 29, 2013 compared to the three months ended September 30, 2012, primarily due to continuing weakness in the server and storage technology markets resulting from continuing concern over the global macroeconomic climate as well as restrictions under the 2012 Permanent Injunction for certain products that have impeded our ability to sell such products in the U.S. to certain customers, including distributors, white box manufacturers and web giants.

NCP primarily consists of standup HBAs, mezzanine cards, I/O ASICs, LOMs, and UCNAs. For the three months ended September 29, 2013, Ethernet based products revenues decreased by approximately 13%, from the same period in the prior year. Fibre Channel based products, which accounted for approximately 74% of total NCP revenues in the three months ended September 29, 2013, also decreased by approximately 21%. The decrease in Ethernet based products revenue was primarily due to a decrease in units shipped of approximately 34%, partially offset by an increase in average selling price of approximately 32%. The decrease in Fibre Channel based products revenue was primarily due to a decrease in units shipped of approximately 12% combined with a decrease in average selling price of approximately 10%. We expect the weakness in NCP to continue for at least the first half of fiscal 2014 when our redesigned ASICs are expected to become available for shipments to current and new prospective customers.

SCOP primarily consists of InSpeed®, SOC, backend connectivity, bridge, router products, and Pilot™ iBMCs. Our SCOP revenues increased by approximately $4.2 million, or 19%, for the three months ended September 29, 2013 compared to the three months ended September 30, 2012, primarily due to a 24% increase in bridging products revenue as a result of a 17% increase in units shipped combined with a 6% increase in average selling price. Notwithstanding the year over year increase in revenues, we expect our SCOP revenues to modestly decline during fiscal 2014, primarily related to bridging products.

The Visibility segment resulted from our acquisition of Endace on February 26, 2013 and consists solely of NVP. NVP revenues were approximately $10.1 million for the three months ended September 29, 2013 compared to no revenues for the three months ended September 29, 2012, and include network visibility and intelligent network recording products. Revenues from NVP systems, DAG cards, and service and support accounted for approximately 45%, 26% and 19%, respectively, of total NVP revenues for the three months ended September 29, 2013. We expect our NVP revenues will grow as a percentage of total Company revenues in the future.

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

Net Revenues by Major Customers
	Direct Revenues		Total Direct and Indirect Revenues (2)
	Three Months Ended September 29, 2013	Three Months Ended September 30, 2012	Three Months Ended September 29, 2013	Three Months Ended September 30, 2012
Net revenue percentage (1)
OEM:
EMC	—%	—%	11%	—%
Hewlett-Packard	17%	22%	23%	25%
Hon Hai Precision Industry Co., Ltd. (Foxconn Technology Group) (3)	14%	10%	—%	—%
IBM	28%	34%	32%	37%

(1)	Amounts less than 10% are not presented.
(2)	Customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.
(3)	Hon Hai Precision Industry Co., Ltd. is a contract manufacturer that performed manufacturing for some of our OEM customers.

Direct sales to our top five customers accounted for approximately 67% of total net revenues for the three months ended September 29, 2013, compared to approximately 75% for the three months ended September 30, 2012. Direct and indirect sales to our top five customers accounted for approximately 77% of total net revenues for the three months ended September 29, 2013, compared to approximately 83% for the three months ended September 30, 2012. Our net revenues from customers can be significantly impacted by changes to our customers’ business and their business models.

Net Revenues by Sales Channel

Net revenues by sales channel were as follows:

Net Revenues by Sales Channel
(in thousands)	Three Months Ended September 29, 2013	Percentage of Net Revenues	Three Months Ended September 30, 2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
OEM	$97,524	85%	$109,039	91%	$(11,515)	(11)%
Distributions	11,518	10%	10,193	9%	$1,325	13%
End-users and Other	5,790	5%	35	—%	$5,755	NM

Total net revenues	$114,832	100%	$119,267	100%	$(4,435)	(4)%

NM - not meaningful

The decrease in OEM net revenues for the three months ended September 29, 2013 compared to the three months ended September 30, 2012 reflected decreases of approximately 18% in NCP revenues. The increase in distribution and end-users and other net revenues for the three months ended September 29, 2013 compared to the three months ended September 30, 2012 was primarily due to NVP net revenues generated through distribution partners and end-users related to our acquisition of Endace. We believe that a majority of our net revenues are driven by product certifications and qualifications with our OEM customers, which take products directly and indirectly through distribution and contract manufacturers. We view product certifications and qualifications as an important indicator of future revenue opportunities and growth for the Company. However, product certifications and qualifications do not necessarily ensure continued market acceptance of our products by our OEM customers. It is also very difficult to determine the future impact, if any, of product certifications and qualifications on our revenues.

Net Revenues by Geographic Territory

Our net revenues by geographic territory based on billed-to location were as follows:

Net Revenues by Geographic Territory
(in thousands)	Three Months Ended September 29, 2013	Percentage of Net Revenues	Three Months Ended September 30, 2012	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
Asia Pacific	$67,384	59%	$76,872	64%	$(9,488)	(12)%
United States	28,746	25%	26,974	23%	1,772	7%
Europe, Middle East, and Africa	17,860	15%	14,891	13%	2,969	20%
Rest of the world	842	1%	530	—%	312	59%

Total net revenues	$114,832	100%	$119,267	100%	$(4,435)	(4)%

The increases in United States (US) and Europe, Middle East, and Africa (EMEA) net revenues were primarily due to NVP net revenues generated from US and EMEA related to our acquisition of Endace. Although Asia Pacific net revenues decreased compared to the same period in the prior year, we expect our OEM customers will continue to migrate towards using contract manufacturers that are predominately located in Asia Pacific. However, since we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.

Gross Profit. Gross profit consists of net revenues less cost of sales. Our gross profit was as follows (in thousands):

Gross Profit
Three Months Ended September 29, 2013	Percentage of Net Revenues	Three Months Ended September 30, 2012	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
$67,484	59%	$68,976	58%	$(1,492)	1%

Cost of sales includes the cost of producing, supporting, and managing our supply of finished products. Approximately $0.1 million and $0.3 million of share-based compensation expense was included in the three months ended September 29, 2013 and September 30, 2012, respectively. Approximately $6.2 million and $5.1 million of amortization of technology intangible assets were included in cost of sales for the three months ended September 29, 2013 and September 30, 2012, respectively. Of these amounts, approximately $1.0 million of amortization of technology intangible assets for the three months ended September 29, 2013 related to Endace. Our gross margin percentage for the three months ended September 29, 2013 increased compared to the three months ended September 30, 2012 due to favorable product mix that was offset by an increase in royalty expense of approximately $0.5 million related to the amended 2012 Permanent Injunction. We will continue to recognize amortization expenses for technology intangible assets over their remaining useful lives, patent license fee related to the Settlement Agreement over the remaining patent license term (which expires on July 1, 2020) and royalty expenses and other costs related to the amended 2012 Permanent Injunction and certain customer licensing agreements with Broadcom related to the amended 2012 Permanent Injunction. We expect our gross margin percentage to trend downward as the portion of our revenues generated from lower margin products increases in the future, and to the extent we commit to make additional reimbursements to customers for payments made under their licensing agreement with Broadcom. See Product Redesign Activities and Potential Royalty Obligations in this Part I, Item 2.

Engineering and Development. Engineering and development expenses consist primarily of salaries and related expenses for personnel engaged in the design, development and support of our products. These expenses also include third-party fees paid to consultants, prototype development expenses, and computer service costs related to supporting computer tools used in the design process. Engineering and development expenses were as follows (in thousands):

Engineering and Development
Three Months Ended September 29, 2013	Percentage of Net Revenues	Three Months Ended September 30, 2012	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
$40,411	35%	$38,470	32%	$1,941	3%

Engineering and development expenses increased from approximately $38.5 million during the three months ended September 30, 2012 to approximately $40.4 million for the three months ended September 30, 2013. Approximately $1.9 million and $2.7 million of share-based compensation expense were included in engineering and development costs for the three months ended September 29, 2013 and September 30, 2012, respectively. Engineering and development expenses increased due to an increase in product redesign expenses of approximately $1.6 million related to our mitigation activities for the 2012 Permanent Injunction. Salary and related expenses also increased by approximately $1.4 million due to an increase in engineering and development headcount from 667 at September 30, 2012 to 755 at September 29, 2013, of which 76 of the increase in engineering and development headcount were associated with our acquisition of Endace. We plan to continue to invest in engineering and development costs. In addition, due to the 2012 Permanent Injunction, we expect to continue to incur incremental engineering and development expenses to redesign our impacted products through fiscal 2014.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, and related expenses for personnel engaged in the marketing and sales of our products, as well as samples, trade shows, product literature, promotional support costs, and other advertising related costs. Sales and marketing expenses were as follows (in thousands):

Selling and Marketing
Three Months Ended September 29, 2013	Percentage of Net Revenues	Three Months Ended September 30, 2012	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
$19,092	17%	$13,737	12%	$5,355	5%

Selling and marketing expenses for the three months ended September 29, 2013 compared to the three months ended September 30, 2012 increased approximately $5.4 million, or 39%. Approximately $1.2 million and $0.7 million of share-based compensation expense was included in selling and marketing costs for the three months ended September 29, 2013 and September 30, 2012, respectively. Selling and marketing headcount increased to 219 at September 29, 2013 from 152 at September 30, 2012, resulting in an increase in salary and related expenses of approximately $3.3 million, and an increase in performance-based compensation of approximately $1.5 million. Approximately $2.7 million of salary and related expenses and 76 of the increase in selling and marketing headcount were associated with the Endace acquisition.

General and Administrative. Ongoing general and administrative expenses consist primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees, and other corporate expenses. General and administrative expenses were as follows (in thousands):

General and Administrative
Three Months Ended September 29, 2013	Percentage of Net Revenues	Three Months Ended September 30, 2012	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
$9,629	9%	$8,508	7%	$1,121	2%

General and administrative expenses for the three months ended September 29, 2013 compared to the three months ended September 30, 2012 increased approximately $1.1 million, or 13%. Approximately $1.4 million and $1.8 million of share-based compensation expense was included in general and administrative costs for the three months ended September 29, 2013 and September 30, 2012, respectively. General and administrative expenses increased due to an increase of approximately $1.1 million in rent expense and an increase of approximately $0.7 million in salary and related expenses, partially offset by a decrease of approximately $0.3 million in legal costs related to our mitigation activities for the 2012 Permanent Injunction. General and administrative headcount increased to 153 at September 29, 2013 from 140 at September 30, 2012. Approximately $0.5 million of salary and related expenses and 23 of the increase in general and administrative headcount were associated with the Endace acquisition.

Amortization of Other Intangible Assets. Amortization of other intangible assets consists of amortization of intangible assets such as patents, customer relationships, and tradenames with estimable lives. Amortization expense was as follows (in thousands):

Amortization of intangible assets
Three Months Ended September 29, 2013	Percentage of Net Revenues	Three Months Ended September 30, 2012	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
$1,604	1%	$1,523	1%	$81	—%

Amortization of other intangible assets for the three months ended September 29, 2013 compared to the three months ended September 30, 2012 increased by approximately $0.1 million, or 5%. Approximately $0.3 million of the increase was due to amortization of other intangible assets associated with assets acquired from Endace. This was partially offset by a lower unamortized intangible assets balance at the beginning of the current three month period as a result of certain intangible assets being fully amortized in fiscal 2013.

Non-operating Income (Expense), net. Non-operating income (expense), net, consists primarily of interest income, interest expense, and other non-operating income and expense items. Our non-operating (expense) income, net, was as follows (in thousands):

Non-Operating Income (Expense), net
Three Months Ended September 29, 2013	Percentage of Net Revenues	Three Months Ended September 30, 2012	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
$154	—%	$(342)	—%	$496	—%

Our non-operating (expense) income, net, for the three months ended September 29, 2013 increased by approximately $0.5 million, compared to the three months ended September 30, 2012. The net increase was primarily due to a foreign exchange gain of approximately $0.2 million for the three months ended September 29, 2013 compared to a foreign exchange loss of approximately $0.3 million in the same period in the prior year arising from a stronger U.S. dollar to Indian Rupee.

Income Tax Provision (Benefit). Income tax provision (benefit) was as follows (in thousands):

Income Tax Provision (Benefit)
Three Months Ended September 29, 2013	Percentage of Net Revenues	Three Months Ended September 30, 2012	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
$543	—%	$5,739	5%	$(5,196)	(5)%

Income tax expense for the three months ended September 29, 2013 was approximately $0.5 million, for an effective rate of 19%, compared to approximately $5.7 million during the three months ended September 30, 2012, for an effective rate of 90%. The change in our effective tax expense rate between years was primarily due to tax expense of $2.3 million recognized in the first quarter of fiscal 2012 to adjust our U.S. valuation allowance to reduce the amount of deferred tax assets estimated to be recoverable in available carryback periods, and to a lesser extent, tax benefits recognized on Endace tax losses in fiscal 2013. In addition, since we generate the majority of our earnings in countries other than the U.S. our tax expense and effective tax rates also fluctuate due to changes in the mix of our earnings in our U.S. and various international jurisdictions.

We expect to continue to generate the majority of our earnings in countries other than the U.S. in the future, including India, Ireland, Isle of Man, and New Zealand where such earnings are generally subject to lower tax rates than the U.S. We have made no provision for U.S. income taxes or foreign withholding taxes on the earnings of our foreign subsidiaries as these amounts are intended to be indefinitely reinvested in operations outside of the U.S. As a result, we expect to recognize an annual effective tax rate for fiscal 2014 of 55%, prior to discrete items, primarily due to U.S. tax losses recorded without tax benefits and the mix of earnings in international versus U.S. tax jurisdictions. As estimates and judgments are used to project the mix of earning in our various tax jurisdictions, our forecasted fiscal 2014 tax rate could vary significantly if the current planning or assumptions change. We also do not forecast discrete events, such as a settlement of tax audits with governmental authorities or changes in tax laws, due to their inherent uncertainty. Such discrete events could also materially impact our tax expense. As the tax rate is driven by various factors, it is not possible to estimate our future tax rate with a high degree of certainty.

Critical Accounting Policies

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets and liabilities. We regularly evaluate our estimates and assumptions related to our critical accounting policies including revenue recognition, sales related reserves, allowances for doubtful accounts, returns, inventory reserves, goodwill and purchased intangible asset valuations, deferred tax asset valuation allowances, uncertain tax positions, tax contingencies, stock-based compensation expense, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. Changes in judgments and uncertainties relating to these estimates could potentially result in materially different results under different assumptions and conditions. If these estimates differ significantly from actual results, the impact of our consolidated financial statements and future results of operations may be material. For a description of our critical accounting policies, please refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our fiscal 2013 Form 10-K. There have been no material changes in any of our critical accounting policies during the three months ended September 29, 2013.

Recently Adopted and Recently Issued Accounting Standards

See Note 1 in the accompanying notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a description of the recently issued accounting standards.

Liquidity and Capital Resources

Our principal sources of liquidity consist of our existing cash balances and investments, as well as funds expected to be generated from operations. At September 29, 2013, we had approximately $175.8 million in working capital and approximately $104.9 million in cash and cash equivalents as compared to approximately $167.7 million in working capital and approximately $105.6 million in cash and cash equivalents at June 30, 2013. We have historically maintained an investment portfolio of various security holdings, types, and maturities that meet credit quality standards in accordance with our investment guidelines. We limit our exposure to any one issuer or type of investment with the exception of U.S. Government issued or U.S. Government sponsored entity securities. Our investments portfolio balance was zero at September 29, 2013. We did not hold any auction rate securities or direct investments in mortgage-backed securities as of September 29, 2013.

Our cash balances and investments are held in numerous locations throughout the world. As of September 29, 2013, our international subsidiaries held approximately 22% of our total cash, cash equivalents and investment securities, which will be used to repay obligations to U.S. affiliate entities that arise in the normal course of business and would not result in incremental U.S. tax liabilities when paid.

Cash Flows

The following table summarizes our cash flows:

	Three Months Ended
	September 29, 2013	September 30, 2012
	(in thousands)
Net cash provided by (used in) provided by:
Operating activities	$4,969	$(39,734)
Investing activities	(4,533)	14,291
Financing activities	(1,239)	(1,542)
Effect of foreign currency translation on cash and cash equivalents	57	254

(Decrease) increase in cash and cash equivalents	$(746)	$(26,731)

Operating Activities

Cash provided by operating activities was approximately $5.0 million during the three months ended September 29, 2013 compared to cash used in operating activities of approximately $39.7 million during the three months ended September 30, 2012. The increase in cash flows from operating activities was primarily due to a payment of approximately $58.0 million related to the Settlement Agreement entered into with Broadcom on July 3, 2012. See Note 7 in Part I, Item 1 of this Form 10-Q. The current period cash provided by operating activities resulted from net loss of approximately $3.6 million, non-cash adjustments for amortization of intangible assets of approximately $7.8 million, depreciation and amortization of approximately $4.8 million and share-based compensation expense of approximately $4.6 million, and the timing of net working capital requirements.

Investing Activities

Cash used in investing activities was approximately $4.5 million during the three months ended September 29, 2013 compared to cash provided investing activities of approximately $14.3 million during the three months ended September 30, 2012. The current period usage of cash was primarily related to purchases of property and equipment of approximately $4.6 million. We currently expect a similar level of investment in property and equipment in the future to support our strategic objectives, although the timing may be impacted by certain project timelines and other factors. The prior period cash provided by investing activities benefited by approximately $23.4 million in maturities of investments. In the current period, there were no such investing type activities as prior investment balances were utilized for the Endace acquisition. See Note 2 in Part I, Item 1 of this Form 10-Q.

Financing Activities

Cash used in financing activities was approximately $1.2 million during the three months ended September 29, 2013 compared to approximately $1.5 million during the three months ended September 30, 2012. The usage of cash for the three months ended September 29, 2013 and September 30, 2012 was primarily due to payroll tax withholdings on behalf of employees for restricted stock of approximately $1.5 million and $1.6 million, respectively.

Prospective Capital Needs

In early August 2008, our Board of Directors authorized a plan to repurchase up to $100.0 million of our outstanding common stock. In April 2009, upon receipt of an unsolicited takeover proposal and related tender offer of Broadcom to acquire us, our Board of Directors elected to temporarily suspend any activity under the share repurchase plan. In light of Broadcom allowing its tender offer to expire on July 14, 2009, Emulex’s Board of Directors elected to reactivate the $100.0 million share repurchase plan effective July 15, 2009. From June 29, 2009 through September 29, 2013, the Company repurchased approximately 9.0 million shares of its common stock for an aggregate purchase price of approximately $78.4 million at an average purchase price of $8.67 per share under this plan. Our Board of Directors has not set an expiration date for the plan. Therefore, we may repurchase additional shares under this plan from time to time through open market purchases or privately negotiated transactions. It is expected that any future share repurchases will be financed by available cash and cash from operations.

We plan to continue our strategic investment in research and development, sales and marketing, capital equipment, and facilities. We may also consider internal and external investment opportunities in order to achieve our growth and market leadership goals, including licensing and product development alignment agreements with our suppliers, customers, and other third parties. We believe that our existing cash and cash equivalents, and anticipated cash flows from operating activities will be sufficient to support our working capital needs, capital expenditure requirements and stock repurchasing expenditures for at least the next 12 months although we may also consider external financing sources. We currently do not have any outstanding lines of credit or other borrowings.

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

We expect to incur incremental mitigation, product redesign, appeal related expenses during the remainder of fiscal 2014 in the range of $3 million to $5 million. In addition, we continue to evaluate certain customer royalty obligations arising under their licensing agreements with Broadcom that could result in additional costs of $2 million to $6 million during the remainder of fiscal 2014. Such costs would reduce gross margins in the periods accrued. See “Product Redesign Activities and Potential Royalty Obligations” in Part I, Item 2 of this Form 10-Q. Also see “Third party claims of intellectual property infringement could adversely affect our business” and “We are dependent on sole source and limited source third party suppliers and EMS providers for our products” in Part II, Item 1A - Risk Factors, of this Form 10-Q for a description of certain risks relating to the litigation with Broadcom that could impact our liquidity and prospective capital needs.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of September 29, 2013, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We issue letters of credit or bank guarantees in the normal course of business as required by certain vendors. As of September 29, 2013, we had approximately $0.7 million in outstanding letters of credit and bank guarantees of which approximately $0.2 million were secured by restricted cash deposits that have been classified within prepaid expenses and other current assets in the accompanying balance sheet. Approximately $0.5 million of outstanding letters of credit and bank guarantees are not secured.

Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations as of September 29, 2013, and the effect such obligations are expected to have on our liquidity in future periods. The estimated payments reflected in this table are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those reflected in the table.

	Payments Due by Period
	(in thousands)
	Total	Remaining 2014	2015	2016	2017	2018	Thereafter
Leases (1)	$29,507	$7,856	$10,016	$5,346	$2,937	$2,213	$1,139
Purchase commitments (2)	36,534	36,534	—	—	—	—	—
Other commitments (3)	12,389	7,975	3,236	1,178	—	—	—

Total	$78,430	$52,365	$13,252	$6,524	$2,937	$2,213	$1,139

(1)	Lease payments include common area maintenance (CAM) charges.
(2)	Purchase commitments represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of September 29, 2013. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.
(3)	Other commitments consist primarily of commitments for software license fees of approximately $7.5 million.
(4)	Excludes approximately $42.7 million of liabilities for uncertain tax positions for which we cannot make a reasonably reliable estimate of the period of payment. See Note 10 in the accompanying notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
(5)	The expected timing of payments for the obligations discussed above is estimated based on current information. Timing of payment and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. Amounts disclosed as contingent or milestone based obligations depend on the achievement of the milestones or the occurrence of the contingent events and can vary significantly.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We do not believe our cash and cash equivalents are subject to significant interest rate risk due to their short terms to maturity. As of September 29, 2013, the carrying value of our cash and cash equivalents approximated fair value. As of September 29, 2013, the balance of our investment portfolio was zero as the securities reached maturity and the proceeds were not reinvested in other securities.

Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to generally be minimal. Currently, the majority of our sales to customers and arrangements with third-party manufacturers provide for pricing and payment in U.S. dollars (USD), and, therefore, are not subject to exchange rate fluctuations. However, increases in the value of the USD relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the USD relative to other currencies could result in our suppliers raising their prices to continue doing business with us. We are also exposed to foreign exchange rate fluctuations for a portion of our expenses that are denominated in currencies other than the USD, primarily with respect to our operations in India and New Zealand, for which we do not maintain an active hedging program. As a result, fluctuations in foreign exchange rates have affected, and could continue to affect, our business and results of operations.

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

On February 26, 2013, we acquired Endace Limited (Endace) and, as a result, we continue to integrate the processes, systems and controls relating to Endace into our existing system of internal control over financial reporting in accordance with our integration plans. Except for the processes, systems and controls relating to the integration of Endace, there have not been any changes in our internal control over financial reporting during the first quarter ended September 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our recent acquisition of Endace Limited (Endace) involves numerous risks and uncertainties that could have a material adverse effect on our business and operating results or cause expectations to be inaccurate with respect to our Visibility operating segment, or our consolidated operations. Our future performance will depend in part on our ability to realize the anticipated benefits from acquisitions and strategic investments, including Endace, and whether we can successfully integrate, operate or partner these businesses with our existing operations in an effective and efficient manner. Integrating our operations with acquired businesses is a complex, time-consuming and expensive process and involves a number of risks and uncertainties. In addition, in order to position ourselves to take advantage of growth opportunities, we have made, and may continue to make, other strategic acquisitions that involve significant risks and uncertainties. The risks and uncertainties relating to acquisitions and/or strategic investments include, but are not limited to:

•	The difficulty in integrating any newly acquired businesses and operations in an efficient and effective manner;

•	The risk of diverting our resources and the attention of our senior management from the operations of our existing business;

•	Additional demands on management related to the increase in the size and scope of our company following the acquisition;

•	Complexities in creating and maintaining uniform standards, controls, procedures, and policies;

•	Difficulties in combining corporate cultures;

•	Difficulties in the assimilation and retention of key employees;

•	The risks of potential disputes concerning indemnities and other obligations that could result in substantial costs;

•	Unknown defects of an acquired company’s products or assets that may not be identified due to the inherent limitations involved in the due diligence process of an acquisition;

•	Costs and expenses associated with any undisclosed or potential liabilities of acquired businesses;

•	Delays, difficulties or unexpected costs in the integration, assimilation, implementation or modification of platforms, business information systems, functions, technologies and infrastructure to support the combined business, as well as maintaining uniform standards, controls (including internal accounting controls), procedures and policies;

•	The challenges in achieving strategic objectives, cost savings and other benefits expected from any acquisitions;

•	The risk that the financial returns on acquisitions will not support the expenditures incurred to acquire such businesses or the capital expenditures needed to develop such businesses;

•	The risks of entering markets in which we have less experience;

•	The risk that markets do not evolve as anticipated and the technologies acquired do not prove to be those needed to be successful in those markets; and

•	Difficulties in maintaining relationships with present and potential customers, distributors and suppliers of the acquired business.

Furthermore, to complete future acquisitions or strategic investments, we may need to issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could cause our earnings per share to decline.

Third party claims of intellectual property infringement could adversely affect our business.

On occasion, we receive communications from third parties alleging patent infringement, and there is always the chance that third parties may assert infringement claims against us. As we enter into technology markets where we have not participated before, where there are entrenched incumbents, and where our entrance into the market is disruptive, such incumbents may assert infringement claims in order to deter our competition. Any such claims, with or without merit, could result in costly litigation, cause product shipment delays, result in temporary restraining orders or injunctions concerning the sale of products in certain countries, require the redesign of products to design around asserted claims, require us to indemnify or reimburse our customers, or require us to enter into royalty or licensing agreements, which may or may not be available on commercially reasonable terms. Any such claims, with or without merit, may also cause customers to be deterred from purchasing products from us. We have obtained contractual commitments from our suppliers concerning the defense and indemnification of claims relating to certain technology provided by such suppliers, but we cannot be certain that such defense and indemnification obligations will be honored by such suppliers. Furthermore, we have in the past obtained, and may be required in the future to obtain, licenses of technology owned by other parties. We cannot be certain that the necessary licenses will be available or that they can be obtained on commercially reasonable terms. We have participated in technology standardization activities which provide for licenses being available on reasonable and non-discriminatory terms, but we cannot be certain that such licenses will actually and promptly be made available to us. If we were to fail to obtain such royalty or licensing agreements in a timely manner and on reasonable terms, our business, results of operations, and financial condition could be materially adversely affected.

Broadcom Corporation (Broadcom) filed a consolidated patent infringement suit against us during fiscal 2010. After a nearly three week trial that ended October 6, 2011, the jury reached a partial verdict involving two out of the six patents. The Court determined that one of the patents (U.S. Patent 7,058,150) [the ‘150 patent] had been infringed by us, and the jury rendered an advisory verdict on October 12, 2011 to the District Court that it is not invalid, and awarded approximately $0.4 million in damages with respect to that patent. The jury reached a unanimous verdict of non-infringement on another patent relating to Emulex Fibre Channel switch products. A mistrial was declared concerning the remaining four patents for which no unanimous verdict was reached. On December 15, 2011, the District Court issued judgments as a matter of law (JMOL) that the two patents, on which the jury had rendered advisory verdicts were not invalid. On December 16, 2011 the District Court issued an additional JMOL that one of the patents (U.S. Patent 7,471,691) [the‘691 patent] had been infringed by us. See Note 9, “Commitments and Contingencies,” in the notes to the consolidated financial statements under the caption “Litigation” in Part IV, Item 15(a) of this Annual Report on Form 10-K. Also see “We are dependent on sole source and limited source third party suppliers and EMS providers for our products” elsewhere in this Item 1A - Risk Factors.

Specific risks related to the on-going Broadcom infringement litigation and Settlement Agreement include:

•	Design changes (sometimes referred to as design-arounds) that may be used as alternatives for the patents for which there have been findings of infringement or for which infringement may be found, may present unforeseen technical problems for implementation, result in significant internal design costs, as well as third party non-recurring engineering costs, or may not adequately address infringement findings;

•	Total costs related to our product redesign activities may exceed our current expectations;

•	Our suppliers, on whom we rely for SerDes changes for chip spins, may require more time than what is available under any sunset periods to complete redesigns which would restrict our ability to continue to sell products after the expiration of the sunset periods until redesigned products are available;

•	Any sunset periods may not be long enough to permit us, our suppliers, our OEM customers and end users to implement, test, qualify, and certify replacement products containing design changes that eliminate the patent infringement;

•	There may be technical resource and equipment availability shortages impeding our ASIC component suppliers from completing chip spins, and our OEM customers and end users from completing testing of redesigned products;

•	Our sales and support for products sold outside the United States may be affected by injunction, although such sales were previously found to be outside the scope of the suit;

•	Our continuing support and sales for products previously provided to customers and end users may be affected by injunction, although technical support is not prohibited by the 2012 Permanent Injunction for products subject to the jury verdict award of damages, or permitted under the sunset period;

•	The 2012 Permanent Injunction may cause our customers to exclude us from new product opportunities;

•	Our customers may approach us and request or demand reimbursements of expenses incurred by them related to the requalification of our products, their obligations to Broadcom under licensing agreements related to appendices of the amended 2012 Permanent Injunction, or other amounts under the indemnification provisions of our supply agreements;

•	Royalties or other payments associated with the 2012 Permanent Injunction may make our costs too high to meet market pricing requirements set by our customers;

•	Our July 3, 2012 Settlement Agreement with Broadcom requires us to maintain certain records, as well as provide certain written notices and reports, and such activities may cause additional costs and limitations for us not borne by our competitors;

•	The terms of any future settlements, beyond the July 3, 2012 Settlement Agreement, that we may reach in the suit brought by Broadcom may be less favorable to us than were settlements in other patent litigation involving companies;

•	Broadcom may not assert the patents against our competitors, thus leaving us with a competitive disadvantage relative to future business that may not be borne by our competitors;

•	Broadcom may be unwilling to settle the remaining lawsuit with us, beyond the July 3, 2012 Settlement Agreement, and a permanent injunction may be issued and remain in place for the life of the patents in the lawsuit;

•	The interpretation of the provisions of the 2012 Permanent Injunction may be unfavorable to us, resulting in part because of the complexity of the business practices used by our customers, including a large quantity of different customer product models, customer platforms, and design configurations, and the complexity of the supply chains, support implementations, and product distribution networks used by our customers, each of which may result in the need for further hearings before the Court;

•	Our supply to customers in the United States may continue to be disrupted by the 2012 Permanent Injunction affecting our Ethernet based products that include our BE2 or BE3 chips (collectively referred to as the affected products);

•	Our total net revenues may be reduced by our inability to sell the affected products in the United States after any injunction;

•	The content of the 2012 Permanent Injunction, and its Appendix, may be modified by the Court in ways that are unfavorable to us;

•	The Court may amend the Appendix to the 2012 Permanent Injunction to exclude certain device/customer product combinations;

•	The re-trial may result in significant additional defense costs, and the outcome for such a re-trial is uncertain, but may include a further injunction and may result in further product redesign activities;

•	Broadcom could file additional lawsuits against us, asserting additional claims from the same patents involved in the lawsuit, or additional patents, or file other proceedings with commissions such as the International Trade Commission; and

•	Any appeals we make with respect to the determinations made by the jury or the Court may not be successful; any requests for stay of any permanent injunction may be denied; and royalties we pay pending an appeal may not be promptly reimbursed to us even if we are successful with any appeal.

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

The demand for our network connectivity and visibility products has been driven by the demand for high performance networking products and solutions that support enterprise computing applications, including on-line transaction processing, data mining, data warehousing, multimedia, networking and monitoring and internet applications. The current weakness in domestic and worldwide economic conditions and related disruptions in world credit and equity markets, as well as the European debt crisis, have resulted in a global downturn in spending on information technology. If the continuing weakness and uncertainty in the global economy result in significant reductions in the demand for our products, solutions, and applications, it will adversely affect our business, results of operations, and financial condition in the near term and possibly beyond. The adverse effects of any sustained reductions in information technology spending on our operating results may be exacerbated by our research and development investments, strategic investments and merger and acquisition activity, as well as customer service and support, which we may need to continue despite any such reductions in demand.

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

The size of our potential market is largely dependent on the overall demand for network connectivity and visibility products and in particular, upon the broadening acceptance of our converged network and network recording technologies. We believe that our investment in multi-protocol solutions that address the high performance needs of the converged networking market, as well as our investments in network performance management solutions, provide the greatest opportunity for our future revenue growth and profitability. However, the market for converged networking products may not gain broader acceptance and customers may choose alternative technologies that we are not investing in, or products supplied by other companies. Interest continues for other storage networking technologies such as Internet Small Computer Systems Interface (iSCSI), which may satisfy some Input/Output (I/O) connectivity requirements through standard Ethernet adapters and software at little or no incremental cost to end users. These software only iSCSI solutions compete with our Network Connectivity Products, particularly in the low end of the market. We have also launched Converged Network Adapters (CNAs) using Fibre Channel over Ethernet (FCoE) or iSCSI protocols which may be used by the same customers impacting our network product revenues more than we anticipate.

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

We rely almost exclusively on OEMs and sales through distribution channels for our revenue. For the three months ended September 29, 2013, we derived approximately 85% of our net revenues from sales to OEM customers, approximately 10% from sales through distribution, and approximately 5% from sales to end-users and other channels. Furthermore, as some of our sales through distribution channels consist of OEM products, OEM customers effectively generated approximately 91% of our revenue for the three months ended September 29, 2013. Moreover, direct and indirect sales to our top five customers (including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties) accounted for approximately 77% of our net revenues for the three months ended September 29, 2013. If we are unable to retain our current OEM and distributor customers, recruit additional or replacement customers, or timely collect amounts due from our customers, or if demand from our customers is reduced due to difficulties in their ability to acquire components or other products such as microprocessors, disk drives, switches and optical modules used in conjunction with our products or in the deployments of their products, our business, results of operations, and financial condition could be materially adversely affected.

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

The markets for our products are characterized by rapidly changing technology, evolving industry standards, and the frequent introduction of new products and enhancements. Our future success depends in large part on our ability to enhance our existing products and to introduce new products on a timely basis to meet changes in customer preferences and evolving industry standards. Currently, new and proposed technologies such as 32 Gb/s Fibre Channel solutions; FCoE; 40GbE and 100GbE solutions; Remote Direct Memory Access (RDMA) over Converged Ethernet (RoCE) and low latency Ethernet Solutions; PCI Express Advanced Switching; 10G base T; 6 Gb/s and 12 Gb/s SAS; and Solid State Drives (SSDs) are in development by many companies and their ultimate acceptance and deployment in the market is uncertain. While we are developing some of these technologies, we cannot be sure that the technologies we chose to develop will achieve market acceptance, or that technologies that we chose not to develop will be available for purchase or license from third parties or will be immaterial to our business.

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

We may be unsuccessful in our expansion into new segments of the network connectivity and visibility markets, and the costs associated with our expansion may be greater than anticipated.

To remain a significant supplier of networking technologies, we will need to continue to expand the range of products and solutions offered to current and new customers. Expansion into other areas of the connectivity and visibility markets, whether by acquisition or through internal growth, and the resulting increases in expenditures to support these new areas may be greater than anticipated. If we fail to successfully expand into new areas of the storage, server and network recording technology markets with products that we do not currently offer, or effectively address new market opportunities, we may lose market share and revenue opportunities to our competitors. Any such loss of opportunities or any failure by us to effectively manage the costs associated with expanding into new markets may have an adverse effect on our business and financial condition.

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

For the three months ended September 29, 2013, sales in Asia Pacific accounted for approximately 59% of our total net revenues, sales in the United States accounted for approximately 25% of our total net revenues, and sales in Europe, Middle East, Africa and the rest of the world accounted for approximately 16% of our total net revenues based on billed-to address. We expect that our sales will continue to increase outside of the United States as our customers are migrating towards using contract manufacturers located internationally, predominantly in Asia Pacific. However, because we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our sales based on billed-to address may not be reflective of the geographic mix of end-user demand or installations. Since the majority of our sales are currently denominated in U.S. dollars, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets.

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

The use of third party ASIC suppliers may also create risks relating to intellectual property controversies including the possible need to redesign ASICs provided changes by such ASIC component supplier in response to such controversies. For example, on September 14, 2009, Broadcom Corporation filed two separate patent infringement lawsuits against the Company in the U.S. District Court in the Central District of California that were subsequently amended and consolidated. The consolidated lawsuit includes claims related to the use of multiple lanes of phase interpolators, clock and data recovery (CDR) circuits and other circuitry used to deserialize signals in SerDes modules included within an ASIC supplied by third party ASIC suppliers. See Note 9, “Commitments and Contingencies,” in the notes to the consolidated financial statements under the caption “Litigation” in Part IV, Item 15(a) of this Annual Report on Form 10-K. Also see “Third party claims of intellectual property infringement could adversely affect our business” elsewhere in this Item 1A - Risk Factors.

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

The stock market in general and the stock prices of technology companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to continue to fluctuate in the future. For example, the sales price of our common stock ranged from a low of $5.72 per share to a high of $8.99 per share for the trailing twelve months ended September 29, 2013. Factors that could have a significant impact on the market price of our stock include, but are not limited to, the following:

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

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations. See “Critical Accounting Policies” contained in Part II, Item 7 of our most recent Annual Report on Form 10-K.

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

We are entitled to reimbursement of certain New Zealand based research and development costs through various grant programs offered by the New Zealand government that were assumed as part of our acquisition of Endace. The receipt and amount of funds under these programs are subject to our satisfaction of certain terms and conditions. As of September 29, 2013, Endace has received an aggregate of approximately $5.5 million in grant reimbursements for research and development expenses and approximately $1.1 million in credits related to capital expenditures pursuant to these grants. If we do not to satisfy the terms and conditions of any of these grant programs, expenses incurred in respect of the relevant research and development projects may not be approved for reimbursement, we may be required to return amounts previously paid to us under such grant programs, and further grants may not be available to us in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In early August 2008, our Board of Directors authorized a plan to repurchase up to $100.0 million of our outstanding common stock. In April 2009, upon receipt of an unsolicited takeover proposal and related tender offer from Broadcom Corporation to acquire us, our Board of Directors elected to temporarily suspend any activity under the share repurchase plan. In light of Broadcom allowing its tender offer to expire on July 14, 2009, Emulex’s Board of Directors elected to reactivate the $100.0 million share repurchase plan effective July 15, 2009. Through September 29, 2013, the Company has repurchased approximately 9.0 million shares of its common stock for an aggregate purchase price of approximately $78.4 million at an average purchase price of $8.67 per share under this plan. We may repurchase additional shares under this plan from time-to-time in open market purchases or privately negotiated transactions. The share repurchases will be financed by available cash balances and cash from operations.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
July 1, 2013 - July 28, 2013	—	—	—	$21,619,430
July 29, 2013 - August 25, 2013	—	—	—	$21,619,430
August 26, 2013 - September 29, 2013	—	—	—	$21,619,430

Total	—	—	—	$21,619,430

Sales of Unregistered Securities

There were no sales of unregistered securities for the three months ended September 29, 2013.

Item 6. Exhibits

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).

Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit 3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 29, 2013).

Exhibit 3.4	Amended and Restated Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of Emulex Corporation, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 16, 2009.

Exhibit 10.1	Emulex Corporation Executive Incentive Compensation Plan, as amended, effective as of July 1, 2013.

Exhibit 10.2

Employment Agreement, dated July 12, 2013, between Emulex Corporation and James M. McCluney (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on

July 15, 2013).

Exhibit 10.3	Severance Agreement, dated July 12, 2013, between Emulex Corporation and Jeffrey W. Benck (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 15, 2013).

Exhibit 10.4	Amendment to Key Employee Retention Agreement, dated July 12, 2013, between Emulex Corporation and Jeffrey W. Benck (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 15, 2013).

Exhibit 10.5	Amendment to letter agreement, dated August 9, 2013, by and among Elliott Associates, L.P., Elliot International, L.P., Elliott International Capital Investors Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2013).

Exhibit 10.6	Amendment to letter agreement, dated September 19, 2013, by and among Elliott Associates, L.P., Elliot International, L.P., Elliott International Capital Investors Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 20, 2013).

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ITEMS 3, 4 and 5 are Not Applicable and Have Been Omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 31, 2013

EMULEX CORPORATION

By:	/s/ Jeffrey W. Benck
Jeffrey W. Benck
President and Chief Executive Officer

By:	/s/ Michael J. Rockenbach
Michael J. Rockenbach
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)