Form 10-Q
period 2013-12-29
EMULEX CORP /DE/
filed 2014-02-03
CIK 350917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 29, 2013
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

As of January 24, 2014, the registrant had 80,862,790 shares of common stock outstanding.

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
Actual future results could differ materially from those described in the forward-looking statements as a result of a variety of factors, including those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, “Legal Proceedings” in Part II, Item 1, and “Risk Factors” in Part II, Item 1A of this Form 10-Q included elsewhere herein. We expressly disclaim any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances. We wish to caution readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These factors include the possibility that all or a substantial portion of the cost savings targeted by us will not be realized at all or on a timely basis even though we expect to incur charges relating to the cost saving initiative and that the share repurchases implemented by us may not be completed in whole or in part or within the expected timeframe. The assumptions on which the cost savings, share repurchase and capital return goals and expectations are based necessarily involve judgments with respect to, among other things, economic, competitive and financial market conditions and the impact of the cost savings initiative on our customers, all of which are difficult or impossible to predict and many of which are beyond the Company’s control. Furthermore, our proposed changes to the membership of our board of directors may not have the desired effect in helping us achieve and implement our business and strategic goals. These factors also include the possibility that we may not realize the anticipated benefits from the acquisition of Endace Limited (Endace) on a timely basis or at all, and may be unable to integrate the technology, operations and personnel of Endace into our existing operations in a timely and efficient manner. In addition, intellectual property claims, with or without merit, that could result in costly litigation, cause product shipment delays, require us to indemnify customers, or require us to enter into royalty or licensing agreements, which may or may not be available. Furthermore, we have in the past obtained, and may be required in the future to obtain, licenses of technology owned by other parties. We cannot be certain that the necessary licenses will be available or that they can be obtained on commercially reasonable terms. If we were to fail to obtain such royalty or licensing agreements in a timely manner and on reasonable terms, our business, results of operations and financial condition could be materially adversely affected. Ongoing lawsuits, such as the action brought by Broadcom Corporation (Broadcom) described elsewhere in this Form 10-Q, present inherent risks, any of which could have a material adverse effect on our business, financial condition, or results of operations. Such potential risks include continuing expenses of litigation, loss of patent rights, monetary damages, injunctions against the sale of products incorporating the technology in question, counterclaims, attorneys’ fees, incremental costs associated with product or component redesigns, liabilities to customers under reimbursement agreements or contractual indemnification provisions, and diversion of management’s attention from other business matters. With respect to the continuing Broadcom litigation, such potential risks also include the adequacy of any sunset period to make design changes, the ability to implement any design changes, the availability of customer resources to complete any re-qualification or re-testing that may be needed, the ability to maintain favorable working relationships with Emulex suppliers of serializer/deserializer (SerDes) modules, and the ability to obtain a settlement which does not put us at a competitive disadvantage. In addition, the fact that the economy generally, and the network connectivity and visibility market segments specifically, have been in a state of uncertainty makes it difficult to determine if past experience is a good guide to the future and makes it impossible to determine if markets will grow or shrink in the short term. Continued weakness in domestic and worldwide macro-economic conditions, related disruptions in world credit and equity markets, and the resulting economic uncertainty for our customers, as well as the overall network connectivity and visibility markets, has and could continue to adversely affect our revenues and results of operations. As a result of these uncertainties, we are unable to predict our future results with any accuracy. Other factors affecting these forward-looking statements include but are not limited to the following: faster than anticipated declines in the storage networking market, slower than expected growth of the converged networking market or the failure of our Original Equipment Manufacturer (OEM) customers to successfully incorporate our products into their systems; our dependence on a limited number of customers and the effects of the loss of, decrease in or delays of orders by any such customers, or the failure of such customers to make timely payments; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of our products or our OEM customers’ new or enhanced products; costs associated with entry into new areas of the network connectivity and visibility markets; the variability in the level of our backlog and the variable and seasonal procurement patterns of our customers; any inadequacy of our intellectual property protection and the costs of actual or potential third-party claims of infringement and any related indemnity obligations or adverse judgments; the effect of any actual or potential unsolicited offers to acquire us; proxy contests or the activities of activist investors; impairment charges, including but not limited to goodwill and intangible assets; changes in tax rates or legislation; the effects of acquisitions; the effects of terrorist activities, natural disasters, and any resulting disruption in our supply chain or customer purchasing patterns or any other resulting economic or political instability; the highly competitive nature of the markets for our products as well as pricing pressures that may result from such competitive conditions; the effect of rapid migration of customers towards newer, lower cost product platforms; transitions from board or box level to application specific integrated circuit (ASIC) solutions for selected applications; a shift in unit product mix from higher-end to lower-end or mezzanine card products; a faster than anticipated decrease in the average unit selling prices or an increase in the manufactured cost of our products; delays in product development; our reliance on third-party suppliers and subcontractors for components and assembly; our ability to attract and retain key technical personnel; our ability to benefit from our research and development activities as well as government grants related thereto; our dependence on international sales and internationally produced products; changes in accounting standards; and any resulting regulatory changes on our business. These and other factors could cause actual results to differ materially from those in the forward-looking statements and are discussed elsewhere in this Form 10-Q, in our other filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

EMULEX CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	December 29, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$198,679	$105,637
Accounts receivable, net of allowance for doubtful accounts of $1,138 and $1,293 at December 29, 2013 and June 30, 2013, respectively	87,177	82,363
Inventories	24,051	23,897
Prepaid income taxes and income tax receivable	2,473	10,166
Prepaid expenses and other current assets	17,110	14,113
Deferred income taxes	3,137	3,137
Total current assets	332,627	239,313
Property and equipment, net of accumulated depreciation and amortization of $151,578 and $145,942 at December 29, 2013 and June 30, 2013, respectively	62,477	62,415
Goodwill	248,519	248,519
Intangible assets, net	123,692	139,298
Other assets	23,090	21,164
Total assets	$790,405	$710,709
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	30,354	27,725
Accrued and other current liabilities	46,201	43,861
Total current liabilities	76,555	71,586
Convertible senior notes	143,667	—
Other liabilities	5,602	4,924
Deferred income taxes	17,048	17,048
Accrued taxes	29,526	29,526
Total liabilities	272,398	123,084
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	—	—
Common stock, $0.10 par value; 240,000,000 shares authorized; 110,230,264 and 108,896,648 issued at December 29, 2013 and June 30, 2013, respectively	11,023	10,890
Additional paid-in capital	1,308,795	1,279,839
Accumulated deficit	(480,022)	(472,354)
Accumulated comprehensive loss	(2,261)	(2,370)
Treasury stock, at cost; 29,374,603 and 17,592,322 shares at December 29, 2013 and June 30, 2013, respectively	(319,528)	(228,380)
Total stockholders’ equity	518,007	587,625
Total liabilities and equity	$790,405	$710,709
See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Net revenues	$122,996	$122,145	$237,828	$241,412
Cost of sales:
Cost of goods sold	42,109	44,472	81,800	88,623
Amortization of core and developed technology intangible assets	6,239	5,149	12,399	10,297
Patent litigation damages, injunction related royalties and technology license fees	2,358	958	3,855	1,950
Total cost of sales	50,706	50,579	98,054	100,870
Gross profit	72,290	71,566	139,774	140,542
Operating expenses:
Engineering and development	42,020	40,113	82,431	78,583
Selling and marketing	19,849	14,769	38,941	28,506
General and administrative	10,407	10,987	20,036	19,495
Amortization of other intangible assets	1,603	1,365	3,207	2,888
Total operating expenses	73,879	67,234	144,615	129,472
Operating (loss) income	(1,589)	4,332	(4,841)	11,070
Non-operating income (expense), net:
Interest income	16	8	20	8
Interest expense	(1,148)	2	(1,150)	(4)
Other income (expense), net	(135)	(27)	17	(363)
Total non-operating income (expense), net	(1,267)	(17)	(1,113)	(359)
(Loss) income before income taxes	(2,856)	4,315	(5,954)	10,711
Income tax provision (benefit)	1,171	(1,268)	1,714	4,471
Net (loss) income	$(4,027)	$5,583	$(7,668)	$6,240
Net (loss) income per share:
Basic	$(0.05)	$0.06	$(0.09)	$0.07
Diluted	$(0.05)	$0.06	$(0.09)	$0.07
Number of shares used in per share computations:
Basic	86,881	90,063	89,162	89,705
Diluted	86,881	91,816	89,162	91,637
See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Income
(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Net (loss) income	$(4,027)	$5,583	$(7,668)	$6,240
Other comprehensive (loss) income:
Foreign currency translation adjustments	230	(222)	109	209
Comprehensive (loss) income	$(3,797)	$5,361	$(7,559)	$6,449
See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended
	December 29, 2013	December 30, 2012
Cash flows from operating activities:
Net (loss) income	$(7,668)	$6,240
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	9,603	8,771
Share-based compensation expense	8,316	10,929
Amortization of intangible assets	15,606	13,185
Provision for losses on accounts receivable	(155)	(297)
Accretion of debt discount on convertible senior notes and amortization of debt issuance costs	765	—
Accrued interest income, net	—	(63)
(Gain) loss on sale or disposal of property and equipment	(25)	75
Deferred income taxes	—	(452)
Excess tax benefit from share-based compensation	—	(27)
Foreign currency adjustments	244	110
Changes in assets and liabilities:
Accounts receivable	(4,659)	(771)
Inventories	(154)	(2,816)
Prepaid expenses, prepaid income taxes and other assets	6,886	(10,860)
Accounts payable, accrued liabilities, and other liabilities	4,775	(38,051)
Accrued taxes	—	2,544
Net cash provided by (used in) operating activities	33,534	(11,483)
Cash flows from investing activities:
Net proceeds from sale of property and equipment	30	8
Purchases of property and equipment	(10,036)	(6,968)
Purchases of investments	—	(14,030)
Maturities of investments	—	40,731
Net cash (used in) provided by investing activities	(10,006)	19,741
Cash flows from financing activities:
Issuance of Convertible Senior Notes	175,000	—
Repurchase of common shares and accelerated share repurchase forward contract	(100,000)	—
Debt issuance costs	(5,224)	—
Change in restricted cash	24	—
Payroll tax withholdings on behalf of employees for restricted stock	(3,069)	(3,151)
Proceeds from issuance of common stock under stock plans	2,620	2,609
Excess tax benefit from share-based compensation expense	—	27
Net cash provided by (used in) financing activities	69,351	(515)
Effect of exchange rates on cash and cash equivalents	163	161
Net increase in cash and cash equivalents	93,042	7,904
Cash and cash equivalents at beginning of period	105,637	201,048
Cash and cash equivalents at end of period	$198,679	$208,952
See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Basis of Presentation
In the opinion of the management of Emulex Corporation (Emulex or the Company), the accompanying unaudited condensed consolidated financial statements contain adjustments, which are normal recurring accruals necessary to present fairly the Company’s consolidated financial position, results of operations, comprehensive (loss) income, and cash flows. Interim results for the three and six months ended December 29, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending June 29, 2014. The accompanying condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. The preparation of the condensed consolidated financial statements requires the use of estimates and actual results could differ materially from management’s estimates.
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
Supplemental Cash Flow Information

	Six Months Ended
	December 29, 2013	December 30, 2012
	(in thousands)
Cash paid during the period for:
Interest	$2	$4
Income taxes	2,803	3,200
Non-cash activities:
Purchases of property and equipment not paid, net	203	275
Accrued payroll tax withholdings for shares issued to employees	43	—
Release of In-Process Research & Development (IPRD) to Developed Technology	8,070	—
2. Business Combination
Acquisition of Endace Limited
On February 26, 2013, the Company acquired 89.6% of the outstanding common stock and all of the outstanding stock options of Endace for cash consideration of approximately $110.4 million. As of April 25, 2013, Emulex acquired the outstanding non-controlling interest for approximately $12.0 million and obtained ownership of 100% of Endace.
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

Level 3 -	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

 Financial instruments measured at fair value on a recurring basis are as follows:

	December 29, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents
	(in thousands)
Cash	$168,679	$—	$—	$168,679	$168,679
Level 1:
Money market funds	30,000	—	—	30,000	30,000
Level 2:
None	—	—	—	—	—
Level 3:
None	—	—	—	—	—
	$198,679	$—	$—	$198,679	$198,679
	June 30, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents
	(in thousands)
Cash	$75,637	$—	$—	$75,637	$75,637
Level 1:
Money market funds	30,000	—	—	30,000	30,000
Level 2:
None	—	—	—	—	—
Level 3:
None	—	—	—	—	—
	$105,637	$—	$—	$105,637	$105,637
There were no transfers between Level 1, Level 2 or Level 3 securities during the six months ended December 29, 2013.
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis
The Company measures the fair value of its assets acquired and liabilities assumed in a business combination, and goodwill and other long lived assets when they are held for sale or determined to be impaired. There were no such non-recurring measurements during the second quarter of fiscal 2014.
Financial instruments not measured at fair value - see Note 9 for the fair value disclosures over the convertible senior notes.
4. Inventories
Inventories are summarized as follows:

	December 29, 2013	June 30, 2013
	(in thousands)
Raw materials	$6,601	$6,585
Finished goods	17,450	17,312
	$24,051	$23,897
5. Goodwill and Intangible Assets, net
Goodwill was approximately $248.5 million at December 29, 2013 and June 30, 2013.

Intangible assets, net, are as follows (in thousands):

	December 29, 2013			June 30, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Core technology and patents	$77,345	$(73,652)	$3,693	$77,345	$(71,132)	$6,213
Developed technology	249,170	(140,334)	108,836	241,100	(127,934)	$113,166
Customer relationships	4,900	(2,643)	2,257	4,900	(2,197)	$2,703
Tradenames	8,439	(5,351)	3,088	8,439	(5,179)	$3,260
Other	287	(199)	88	837	(681)	$156
Total amortizable intangible assets:	340,141	(222,179)	117,962	332,621	(207,123)	$125,498
In-process research and development	5,730	—	5,730	13,800	—	13,800
Total intangible assets, net:	$345,871	$(222,179)	$123,692	$346,421	$(207,123)	$139,298
The amortizable intangible assets are being amortized on a straight-line basis over expected useful lives ranging from approximately one to twelve years. Aggregate amortization expense for intangible assets for the three months ended December 29, 2013 and December 30, 2012, was approximately $7.8 million and $6.5 million, respectively. Aggregate amortization expense for intangible assets during the six months ended December 29, 2013 and December 30, 2012, was approximately $15.6 million and $13.2 million, respectively.
The following table presents the estimated future aggregate amortization expense of intangible assets as of December 29, 2013 (in thousands):

Remainder of 2014	$15,646
2015	27,285
2016	26,142
2017	9,615
2018	6,218
Thereafter	33,056
$117,962
6. Accrued and Other Current Liabilities
Components of accrued and other current liabilities are as follows:

	December 29, 2013	June 30, 2013
	(in thousands)
Payroll and related costs	$18,839	$22,267
Warranty liability	2,430	2,660
Accrued rebates	5,190	4,162
Deferred revenues	5,646	5,363
Restructuring	7,450	—
Other	6,646	9,409
	$46,201	$43,861

The Company provides a warranty of between one to five years on its products. The Company records a provision for estimated warranty related costs at the time of sale based on historical product return rates and the Company’s estimates of future costs of fulfilling its warranty obligations. Changes to the warranty liability during six months ended December 29, 2013 were:

(in thousands)
Balance at beginning of period	$2,660
Accrual for warranties issued	658
Changes to pre-existing warranties (including changes in estimates)	(383)
Settlements made (in cash or in kind)	(505)
Balance at end of period	$2,430
7. Restructuring
During the second quarter of fiscal 2014, the Company initiated a restructuring plan designed to streamline business operations and achieve operating expense reductions. The restructuring actions include approximately 15% workforce reductions, the consolidation of certain engineering facilities, and the closure of the Company's Bolton, Massachusetts facility. All restructuring actions impacted the Connectivity segment. The Company expects to incur an additional approximately $0.7 million in restructuring costs related to retention bonuses in the second half of fiscal 2014. The expected completion date of the restructuring plan is at the end of fiscal 2014. A summary of the restructuring and other related charges, the balance of which is included within Accrued and Other Current Liabilities on the Company's Condensed Consolidated Balance Sheets, consisted of the following:

	One-time employee termination benefits	Contract termination costs	Total
	(in thousands)
Charges	$7,029	$421	$7,450
Payments	—	—	—
Balance at December 29, 2013	$7,029	$421	$7,450
A summary of restructuring costs, by functional line item in the condensed consolidated statements of operations for both the three and six months ended December 29, 2013, is as follows:

(in thousands)
Cost of goods sold	$277
Engineering and development	5,259
Selling and marketing	668
General and administrative	1,246
$7,450
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
During the first quarter of fiscal 2013, the Company made a payment of approximately $58.0 million to Broadcom pursuant to the Settlement Agreement, approximately $36.8 million of which was expensed in fiscal 2012. The remainder of approximately $21.2 million was recorded as prepaid license fees and is being amortized to cost of goods sold over the ten year license term in proportion to the estimated future revenues of such licensed technology. As of December 29, 2013, the unamortized prepaid license fee was approximately $15.1 million, of which approximately $3.9 million was recorded in prepaid expenses and other current assets and approximately $11.2 million was recorded in other assets. The Company recognized amortization expense related to such prepaid license fees of approximately $1.0 million and $2.0 million during both the three and six months ended December 29, 2013 and December 30, 2012, respectively.
While the Company has contractual commitments from its suppliers concerning the defense and indemnification of certain Broadcom claims relating to certain technology provided by such suppliers, it cannot be certain that such defense and indemnification obligations will be honored by such suppliers. This lawsuit continues to present risks with respect to U.S. sales of certain Ethernet products that could have a material adverse effect on the Company’s business, financial condition, or results of operations, including loss of patent rights, monetary damages, potential reimbursement of customer indemnification liabilities or royalty obligations, and injunction against the sale of accused products. The Company continues to present a vigorous defense against this on-going lawsuit, as well as the previous infringement verdicts, damages and judgments. Through December 29, 2013, the Company has incurred approximately $15.6 million of mitigation, product redesign and appeal related expenses, of which approximately $0.9 million and $3.4 million were recorded during the three and six months ended December 29, 2013, respectively. The Company expects to incur incremental mitigation, product redesign, appeal related expenses during the remainder of fiscal 2014 in the range of $2 million to $4 million. In addition, engineering and development costs will include expenses for activities to redesign, design around, modify, design, develop, test and requalify certain of the affected products, and to implement the end of life processes in the U.S. for certain other affected products. Sales and marketing costs are likely to include expenses for customer support, pre-production samples, education and training, and other miscellaneous costs. General and administrative costs will include expenses for the Company’s appeal of the previous verdicts and judgments. In addition, the Company has agreed to participate in certain customer royalty obligations arising under license agreements with Broadcom with respect to the infringing products. Through December 29, 2013, the Company has recorded approximately $2.7 million in cost of sales related to such customer obligations, of which approximately $1.3 million and $1.8 million were recorded in cost of sales for the three and six months ended December 29, 2013, respectively. The Company may incur additional amounts related to these obligations in the range of $1 million to $4 million during the remainder of fiscal 2014, all of which will reduce gross margins in the periods accrued.
On December 17, 2013, the District Court announced that the jury retrial related to the ‘194 patent family, all of which pertain to circuitry used to deserialize signals, shall proceed during September 9 - 16, 2014. The Company is currently unable to determine whether any further loss will occur related to the ongoing portion of this litigation or to estimate the range of any such further loss.
In addition to the ongoing litigation discussed above, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of the open matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
Commitments and Contingencies
As of December 29, 2013, the Company has approximately $42.7 million of liabilities for uncertain tax positions for which reasonable reliable estimate of the period of payment cannot be made. See Note 12.
Emulex provides letters of credit or bank guarantees in the normal course of business as required by certain vendors. As of December 29, 2013, there were approximately $0.7 million in outstanding letters of credit and bank guarantees of which approximately $0.2 million were secured by restricted cash deposits that have been classified within prepaid expenses and other current assets in the accompanying balance sheet. Approximately $0.5 million of outstanding letters of credit and bank guarantees are not secured.
In addition, the Company provides limited indemnification in selected circumstances within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringement of certain intellectual property, and in some limited cases against bodily injury or damage to real or tangible personal property caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. As of December 29, 2013, the Company has not incurred any significant costs related to contractual indemnification of its customers.
9. Convertible Senior Notes
In November 2013, the Company issued $175.0 million aggregate principal amount of 1.75% Convertible Senior Notes due November 15, 2018 ("2018 Notes") in a private placement offering at a price equal to 100% of the principal amount thereof. Interest is payable semi-annually in arrears on May 15 and November 15 of each year, commencing May 15, 2014. The Company may be required to pay additional interest upon occurrence in certain events as outlined in the indenture governing the 2018 Notes. The 2018 Notes are unsecured and rank senior to the Company's future indebtedness that is expressly subordinated to the 2018 Notes, equal with existing and future indebtedness that are not so subordinated and junior to any future secured indebtedness, all existing and future debt and other liabilities of the Company's subsidiaries. As of December 29, 2013, the remaining term of the 2018 Notes is 4.9 years.
The 2018 Notes are convertible, subject to certain conditions, into shares of the Company's common stock at an initial conversion price of approximately $10.30 per share, or 97.13 shares of the Company's common stock per $1,000 in principal amount of the 2018 Notes. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the 2018 Notes. On or prior to August 15, 2018, holders may convert their 2018 Notes at their option under the following circumstances: (1) during any fiscal quarter after December 29, 2013, if the closing price of the Company's common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 2018 Notes was less than 98% of the product of the last reported sale price of the Company's common stock and the applicable conversion rate on such date; or (3) upon the occurrence of certain corporate transactions or specified distributions described in the indenture. Upon conversion, the principal amount of the 2018 Notes will be paid in cash and the conversion spread will be paid in shares or cash at the Company’s election. As of December 29, 2013, the “if-converted” value of the 2018 Notes did not exceed its principal amount and none of the conditions allowing holders of the 2018 Notes to convert had been met.
The Company may not redeem the 2018 Notes prior to maturity. However, in the event of a fundamental change, as defined in the indenture, the holders of the 2018 Notes have the option to require the Company to repurchase all or a portion of their 2018 Notes at a purchase price equal to 100% of the principal amount of the 2018 Notes, plus accrued and unpaid interest. Holders who convert their 2018 Notes in connection with a make-whole fundamental change, as defined in the indenture, may be entitled to an increase in the conversion rate.
The Company evaluated the terms of the embedded stock conversion option, and concluded that the conversion option is indexed to the Company's stock. Accordingly, the conversion option is not accounted for separately as a derivative.
At the date of issuance, the Company separated the 2018 Notes into its liability and equity components. The liability component was determined by measuring the fair value of a similar instrument excluding the conversion feature. The equity component, which reflects the value of the conversion feature at issuance, was recognized as the difference between the proceeds from the issuance of the 2018 Notes and the fair value of the liability component, and recorded as additional paid-in capital. The excess of the principal amount of the liability component over its carrying amount of approximately $32.0 million is being amortized to interest expense over the term of the 2018 Notes, using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions of equity classification.
The Company recorded total issuance costs of approximately $5.2 million, which have been allocated on a pro-rata basis to the debt and equity components, consistent with the allocation of the 2018 Notes. The debt issuance costs attributable to the liability component of approximately $4.3 million were recorded in other assets and are being amortized over the term of the 2018 Notes. The debt issuance costs attributable to the equity component of approximately $0.9 million were netted against the equity component of the 2018 Notes and recorded as a reduction to additional paid-in capital. Debt issuance costs, net of amortization, were approximately $4.2 million as of December 29, 2013.
The carrying values of the liability and equity components of the 2018 Notes consisted of the following as of December 29, 2013:

(in thousands)
Liability component:
Principal amount	$175,000
Less: Unamortized debt discount	(31,333)
Net carrying amount	143,667
Equity component	$31,063
The total fair value of the 2018 Notes at December 29, 2013 was $169.9 million, which was estimated based on recent market transaction prices, a Level 2 fair value measurement (Note 3).
The following table sets forth total interest expense recognized related to the 2018 Notes during the three and six months ended December 29, 2013:

(in thousands)
Contractual coupon interest expense	$383
Amortization of debt issuance costs	79
Accretion of debt discount	686
Total	$1,148

Effective interest rate	6.61%
10. Share Repurchase Programs
In November 2013, the Company's Board of Directors approved a $200.0 million share repurchase program that superseded the existing share repurchase program authorized in August 2008. The share repurchases are authorized to be completed through the combination of individually negotiated transactions, accelerated share buybacks, and open market purchases.
On November 13, 2013, the Company entered into an accelerated share buyback agreement ("ASB") with Goldman, Sachs & Co. (Goldman Sachs) to repurchase an aggregate of approximately $44.3 million of outstanding common stock. The ASB is expected to be completed by May 2014. Under the ASB, the Company paid approximately $44.3 million to Goldman Sachs on November 18, 2013, and Goldman Sachs delivered to the Company approximately 4.6 million shares of common stock, reflecting 80% of the $44.3 million paid. For accounting purposes, the ASB is considered a treasury stock purchase for the initial shares delivered, and a forward contract indexed to the Company's common stock, for the shares to be delivered under the ASB. The forward contract is not required to be separately accounted for as a derivative. The Company accounted for the 4.6 million shares delivered as treasury stock, which reduced the outstanding common shares used to calculate basic and diluted EPS. The 20% holdback, approximately $8.9 million, was recorded in additional paid-in capital, which will be reclassified to treasury stock as the remaining shares are delivered. Upon final settlement of the ASB, the Company may receive additional shares or pay additional cash or shares (at the Company's option), based on the daily volume weighted average market price (VWAP) of the Company’s common stock over the course of a calculation period, less a discount, and is subject to certain adjustments under the ASB. Increases in the VWAP during the remaining ASB term will decrease the shares to be delivered to the Company by Goldman Sachs, or could result in cash or shares delivered by the Company to Goldman Sachs, while decreases in the daily VWAP during the remaining ASB term will increase the shares to be delivered to the Company by Goldman Sachs. Upon final settlement, outstanding shares will be adjusted to reflect the final shares delivered by the Company or Goldman Sachs, and amounts settled in cash by the Company, if any, will be recorded to treasury stock. The ASB is subject to customary termination and adjustment provisions following the occurrence of specified events, including major corporate transactions such as announcements of mergers and acquisitions.
During both the three and six months ended December 29, 2013, the Company repurchased approximately 11.8 million shares, at an average price of $7.74, for a total of approximately $91.1 million, recorded as treasury stock, which included the 4.6 million shares repurchased through the ASB for approximately $35.4 million and approximately 7.2 million shares through individually negotiated transactions for approximately $55.7 million.
As of December 29, 2013, approximately $100.0 million remains under the authorized repurchase program (exclusive of the remaining unsettled forward amount of the ASB).
11. Stock-Based Compensation

The assumptions used to compute the fair value of stock option grants under the 2005 Equity Incentive Plan (Equity Incentive Plan) for the three and six months ended December 29, 2013 and December 30, 2012 were:

	Three Months Ended			Six months ended
	December 29, 2013	December 30, 2012	(1)	December 29, 2013	December 30, 2012
Expected volatility	38% - 42%	N/A		37% - 42%	46% - 48%
Weighted average expected volatility	40%	N/A		39%	47%
Expected dividends	—%	N/A		—%	—%
Expected term (in years)	3.83 - 5.83	N/A		3.83 - 5.83	3.77 - 5.77
Weighted average expected term (in years)	4.67	N/A		4.68	4.61
Risk-free rate	1.07% - 1.78%	N/A		1.07% - 2.04%	0.53% - 0.94%
(1) No options were granted during the three months ended December 31, 2012.
The assumptions used to compute the fair value of the compensatory element related to the shares to be purchased under the Emulex Corporation Employee Stock Purchase Plan (Purchase Plan) for the three and six months ended December 29, 2013 and December 30, 2012 were:

	Three Months Ended		Six months ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Expected volatility	30%	45%	30%	45%
Expected dividends	—%	—%	—%	—%
Expected term (in years)	0.49	0.49	0.49	0.49
Risk-free rate	0.08%	0.16%	0.08%	0.16%
A summary of stock-based compensation expense, by functional line item in the condensed consolidated statements of operations is as follows:

	Three Months Ended		Six months ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
	(in thousands)
Cost of goods sold	$147	$181	$236	$496
Engineering and development	1,132	2,214	3,036	4,912
Sales and marketing	874	941	2,076	1,686
General and administrative	1,591	2,039	2,968	3,835
	$3,744	$5,375	$8,316	$10,929

A summary of stock option activity for the six months ended December 29, 2013 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Options outstanding at June 30, 2013	4,220,262	$12.28	2.47	$0.6
Options granted	148,324	$7.71
Options exercised	(65,586)	$4.83
Options expired	(833,142)	$19.13
Options forfeited	(45,875)	$7.66
Options outstanding at December 29, 2013	3,423,983	$10.62	2.45	$0.5
Options vested and expected to vest at December 29, 2013	3,392,376	$10.65	2.41	$0.5
Options exercisable at December 29, 2013	2,886,304	$11.22	1.96	$0.4
A summary of outstanding and unvested stock awards activity for six months ended December 29, 2013 is as follows:

	Number of Awards	Weighted Average Grant Date Fair Value
Awards outstanding at June 30, 2013	3,413,522	$7.74
Awards granted	1,019,294	$7.86
Awards vested	(1,215,420)	$8.14
Awards canceled / forfeited	(398,952)	$7.73
Awards outstanding at December 29, 2013	2,818,444	$7.54
Awards vested and expected to vest at December 29, 2013	2,589,881
The Company also grants stock awards that will be settled in cash upon vesting (Cash-Settled Unit Awards), and accordingly, are liability classified and remeasured at each reporting date until the awards are settled. The Cash-Settled Unit Awards vest 30%, 30%, and 40% on the first, second and third anniversaries of the date of grant, respectively. Some of these awards are also tied to the achievement of certain performance goals established by the Board of Directors. As of December 29, 2013, the liability related to Cash-Settled Unit Awards was approximately $1.4 million.
A summary of Cash-Settled Unit Award activity for the six months ended December 29, 2013 is as follows:

	Number of Awards	Weighted Average Grant Date Fair Value
Awards outstanding at June 30, 2013	552,723	$7.41
Awards granted	4,242	$7.74
Awards vested	(106,862)	$7.74
Awards canceled / forfeited	(20,711)	$7.47
Awards outstanding at December 29, 2013	429,392	$7.33
Awards vested and expected to vest at December 29, 2013	394,295
As of December 29, 2013, there was approximately $13.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. Such cost is expected to be recognized over a weighted-average period of approximately 1.3 years.
12. Income Taxes
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
Realization of deferred tax assets is principally dependent upon the achievement of future taxable income, the estimation of which requires significant management judgment. The Company’s judgment regarding future profitability may change due to many factors, including future market conditions and the Company’s ability to successfully execute its business plans or tax planning strategies. These changes, if any, may require material adjustments to these deferred tax asset balances. Due to uncertainties surrounding the realization of the Company’s U.S. federal and state deferred tax assets, the Company previously recorded a full valuation allowance against these deferred tax assets. On a quarterly basis, the Company reassesses the need for these valuation allowances based on operating results and its assessment of the likelihood of future taxable income and developments in the relevant tax jurisdictions. The Company continues to maintain a full valuation allowance as of December 29, 2013 against U.S. federal and state deferred tax assets.
As of December 29, 2013, the liability for income taxes associated with uncertain tax positions was approximately $42.7 million for which a reasonably reliable estimate for the period of payment cannot be made. If fully recognized, approximately $29.5 million of such liability would impact the Company’s effective tax rate. Absent any resolution of the on-going audit by the Internal Revenue Service (IRS) discussed below, the Company does not expect that the liability for unrecognized tax benefits will change significantly within the next 12 months.
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
During the quarter ended December 29, 2013, the Company received an IRS Notice of Proposed Adjustment (NOPA) related to Code Section 199 deductions claimed by the Company in fiscal year 2008. Subsequent to quarter end, the Company received a NOPA related to the amount of "buy-in-payments" made by one of its international subsidiaries to the Company in connection with the cost-share agreement entered into by the Company and its international subsidiary in fiscal year 2008. The incremental tax liability asserted in these NOPAs is approximately $70.0 million, excluding interest and penalties. The Company disagrees with the IRS' proposed adjustments and the basis for its positions, and plans to vigorously contest these issues. While the Company strives to resolve open matters with each tax authority at the lowest administrative level, it may decide to challenge the proposed adjustments by exercising its right to administratively appeal to the IRS Appeals Office.
The Company has previously accrued for what it believes are adequate amounts of tax and related interest, if any, that may result from these state and federal examinations. Such accruals are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations with tax authorities, identification of new issues, and issuance of new regulations or case law. If the ultimate resolution of these audits are substantially different from the Company’s estimate of any potential associated liabilities, the resulting audit adjustments could have a material adverse effect on Emulex’s tax provision, net income/(loss) and cash flows.

13. Net (Loss) Income Per Share
The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended		Six Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
	(in thousands, except per share data)
Numerator
Net (loss) income	$(4,027)	$5,583	$(7,668)	$6,240
Less: Undistributed earnings allocated to participating securities	—	(3)	—	(3)
Undistributed earnings allocated to the Company’s common stockholders for basic net (loss) income per share	$(4,027)	$5,580	$(7,668)	$6,237
Add: Adjustment for interest expense on convertible senior notes, net of tax	—	—	—	—
Undistributed earnings allocated to the Company’s common stockholders for diluted net (loss) income per share	(4,027)	5,580	(7,668)	6,237

Denominator:
Denominator for basic net (loss) income per share - weighted average shares outstanding	86,881	90,063	89,162	89,705
Effect of dilutive securities:
Dilutive options outstanding, unvested stock units, and ESPP	—	1,753	—	1,932
Dilutive common shares from the conversion spread of convertible senior notes	—	—	—	—
Dilutive common shares from forward contract of the accelerated share buyback (ASB)	—	—	—	—
Denominator for diluted net (loss) income per share - adjusted weighted average shares outstanding	86,881	91,816	89,162	91,637
Basic net (loss) income per share	$(0.05)	$0.06	$(0.09)	$0.07
Diluted net (loss) income per share	$(0.05)	$0.06	$(0.09)	$0.07
Antidilutive options and unvested stock excluded from the computations	5,281	4,373	5,623	4,294

The antidilutive stock options and unvested stock were excluded from the computation of diluted net income per share due to the assumed proceeds from the award’s exercise or vesting being greater than the average market price of the common shares or due to the Company incurring a net loss in the periods presented.
As the principal amount of the 2018 Notes (Note 9) will be settled in cash upon conversion, only the conversion spread relating to the 2018 Notes will be included in the calculation of diluted net income per common share. As such, the 2018 Notes will have no impact on diluted net income per common share until the price of the Company's common stock exceeds the conversion price (initially $10.30, subject to adjustments) of the 2018 Notes. When the market price of the Company's stock exceeds the conversion price, the effect of the additional shares that may be issued upon conversion of the 2018 Notes will be included in the diluted net income per common share calculation. During the three and six month periods ended December 29, 2013, there were no anti-dilutive shares resulting from the 2018 Notes as the price of the Company's common stock did not exceed the conversion price. The forward contract component of the ASB (Note 10) was not in a dilutive position as of December 29, 2013 and accordingly, there were no antidilutive shares resulting from the ASB during the three and six month periods ended December 29, 2013.
14. Operating Segment Information
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
The chief operating decision maker measures the performance of each of these segments based on adjusted operating results. The operating results of each segment are adjusted for certain expenses and reflect an additional way of viewing aspects of the Company's operations, factors and trends. However, these measures should be considered as a supplement to, and not as a substitute for, or superior to, the corresponding measures calculated in accordance with accounting principles generally accepted in the United States.

	Three Months Ended		Six Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
	(in thousands)
Net revenues:
Connectivity	$113,348	$122,145	$218,083	$241,412
Visibility	9,648	—	19,745	—
Consolidated net revenues	$122,996	$122,145	$237,828	$241,412

Adjusted operating (loss) income:
Connectivity	22,143	20,221	36,860	40,658
Visibility	(1,488)	—	(2,732)	—
Subtotal	20,655	20,221	34,128	40,658
Reconciling items:
Stock-based compensation	(3,744)	(5,375)	(8,316)	(10,929)
Amortization of intangibles	(7,842)	(6,514)	(15,606)	(13,185)
Patent litigation damages, license fees and royalties	(2,358)	(958)	(3,855)	(1,950)
Mitigation expenses related to the Broadcom patents	(930)	(982)	(3,449)	(1,464)
Restructuring activities	(7,450)	—	(7,450)	—
Other	80	(2,060)	(293)	(2,060)
Reconciling items	(22,244)	(15,889)	(38,969)	(29,588)
Operating (loss) income	(1,589)	4,332	(4,841)	11,070

			December 29, 2013	June 30, 2013
			(in thousands)
Total assets:
Connectivity			$634,973	$549,443
Visibility			155,432	161,266
			$790,405	$710,709
Goodwill:
Connectivity			$177,290	$177,290
Visibility			71,229	71,229
			$248,519	$248,519

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
We rely almost exclusively on OEMs and sales through distribution channels for the majority of our revenue. Our significant OEM customers include the world’s leading server and storage providers, including Cisco, Dell, EMC, Fujitsu, Hewlett-Packard, HDS, Hitachi Limited (Hitachi), Huawei, Intel Corporation (Intel), IBM, Lenovo, Micron Technology, Inc. (Micron), NEC Corporation (NEC), NetApp, Oracle, and Unisys Corporation (Unisys). Our significant distributors include ASI Computer Technologies, Inc. (ASI), Avnet, Inc. (Avnet), Digital China Technology Limited, Info X Distribution, LLC (Info X), Ingram Micro Inc. (Ingram Micro), SYNNEX Corporation (SYNNEX), and Tech Data Corporation (Tech Data). The market for networking infrastructure solutions is concentrated among large OEMs, and as such, a significant portion of our revenues are generated from sales to a limited number of customers.
As of December 29, 2013, we had a total of 1,176 employees.
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
Connectivity Segment Products:
NCP includes industry standard Fibre Channel and Ethernet-based solutions that provide server I/O and target storage array connectivity to create networks for mission-critical enterprise and cloud data centers. These products enable servers to reliably and efficiently connect to Local Area Networks (LANs), Storage Area Networks (SANs), and Network Attached Storage (NAS) by offloading data communication processing tasks from the server as information is delivered and sent to the network. Our NCP use industry standard protocols including Fibre Channel Protocol (FCP), Internet Protocol (IP), Transmission Control Protocol (TCP)/IP, internet Small Computer System Interface (iSCSI), Fibre Channel over Ethernet (FCoE), overlay networking standards including Network Virtualization using Generic Routing Encapsulation (NVGRE) and Virtual Extensible Local Area Network (VXLAN) and Remote Direct Memory Access (RDMA) over Converged Ethernet (RoCE). RoCE bring many of the same low-latency capabilities typically associated with InfiniBand (IB) to Ethernet networks. NVGRE and VXLAN support overlay networks, which is a computer network which is built on the top of another network. Our Ethernet-based products include OneConnect® Ethernet Adapters and Converged Network Adapters (CNAs) and Local Area Network (LAN) on Motherboard (LOM) application specific integrated circuits, and custom form factor solutions for OEM blade servers. These Ethernet-based products enable higher virtual machine (VM) densities, secure hybrid clouds with

Virtual Network Fabrics, leverage a RoCE-based low latency architecture to deliver application acceleration, and provide an open application performance interface (API) that integrates with next generation software-defined networking (SDN) solutions. Our Fibre Channel-based products include LightPulse® Host Bus Adapters (HBAs), Fibre Channel application specific integrated circuits (ASICs) and custom form factor solutions for OEM blade servers.
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
Visibility Segment Products:
NVP consists entirely of the recently acquired Endace® family of network visibility products that address Networking Recording Market (NRM) for high speed networks. The EndaceProbe™ Intelligent Network Recorder (INR) captures, indexes and stores network traffic history in order to help organizations troubleshoot problems and respond to network security breaches. EndaceVision™ Network Visibility Software is a browser-based network traffic search engine that provides users with a unique ‘window’ into high speed networks. Through EndaceVision, users can search and receive packets of interest from anywhere across a globally distributed network of Endace systems through a single, browser-based user interface. The EndaceODE™ Open Application Platform is designed specifically to host packet-processing applications in managed data center environments. These flexible and scalable systems are used extensively by organizations that demand the very highest levels of packet capture accuracy and processing performance of their hosting platforms. EndaceAccess™ Network Visibility Head-End systems give organizations access to 40GbE and 100GbE network segments that they need to measure, monitor and protect their networks with industry standard 10Gp per/second capable monitoring and security tools. EndaceFlow™ NetFlow Generator Appliances are designed to specifically offload the work from network elements and deliver 100% accurate NetFlow in the right format to the tools that need to consume it. Underpinning all of the Endace family of network visibility and recording products are the EndaceDAG™ Data Capture Cards that are integrated into the EndaceProbe INR appliances and sold as stand-alone components for use in a wide range of monitoring and security systems.
For additional information about our operating segments, please see Note 14 in the accompanying notes to condensed consolidated financial statements under the caption “Operating Segment Information” in Part I, Item 1 of this Form 10-Q.
Business Combination
On February 26, 2013, the Company acquired 89.6% of the outstanding common stock and all of the outstanding stock options of Endace for cash consideration of approximately $110.4 million. As of April 25, 2013, we acquired the outstanding non-controlling interest for approximately $12.0 million and obtained ownership of 100% of Endace. Our consolidated financial statements include the results of operations for Endace commencing as of the acquisition date.
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
See Note 2, "Business Combinations," in the notes to consolidated financial statements in Part IV, Item 15(a) of the Annual Report for the year ended June 30, 2013 on Form 10-K.
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
Through December 29, 2013, we incurred approximately $15.6 million in mitigation, product redesign and appeal related expenses of which approximately $0.9 million and $3.4 million were recorded during the three and six months ended December 29, 2013, respectively. We expect to incur incremental mitigation, product redesign, appeal related expenses during the remainder of fiscal 2014 in the range of $2 million to $4 million. In addition, engineering and development costs will include expenses for activities to redesign, design around, modify, design, develop, test and requalify certain of our affected products, and to implement our end of life processes in the U.S. for certain other affected products. Sales and marketing costs are likely to include expenses for customer support, pre-production samples, education and training, and other miscellaneous costs. General and administrative costs will include expenses for our appeal of the previous verdicts and judgments. In addition, we have agreed to participate in certain customer royalty obligations arising under their licensing agreements with Broadcom related to certain Emulex infringing products. Through December 29, 2013, Emulex has recorded approximately $2.7 million in cost of sales related to such customer obligations, of which approximately $1.3 million and $1.8 million were recorded in cost of sales for the three and six months ended December 29, 2013. We may incur additional amounts related to these obligations in the range of $1 million to $4 million during the remainder of fiscal 2014, all of which would reduce gross margins in the periods accrued.
See Note 8 in the accompanying notes to condensed consolidated financial statements under the caption “Litigation” in Part I, Item 1 of this Form 10-Q.
Results of Operations
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements included elsewhere herein.

	Percentage of Net Revenues
	Three Months Ended		Six Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Net revenues	100%	100%	100%	100%
Cost of sales:
Cost of goods sold	34%	36%	34%	37%
Amortization of core and developed technology intangible assets	5%	4%	5%	4%
Patent litigation damages, injunction related royalties and technology license fees	2%	1%	2%	1%
Total cost of sales	41%	41%	41%	42%
Gross profit	59%	59%	59%	58%
Operating expenses:
Engineering and development	34%	33%	35%	33%
Selling and marketing	16%	12%	16%	12%
General and administrative	9%	9%	8%	8%
Amortization of other intangible assets	1%	1%	2%	1%
Total operating expenses	60%	55%	61%	54%
Operating (loss) income	(1)%	4%	(2)%	4%
Non-operating income (expense), net:
Interest income	—%	—%	—%	—%
Interest expense	(1)%	—%	—%	—%
Other income (expense), net	—%	—%	—%	—%
Total non-operating income (expense), net	(1)%	—%	—%	—%
(Loss) income before income taxes	(2)%	4%	(2)%	4%
Income tax provision (benefit)	1%	(1)%	1%	2%
Net (loss) income	(3)%	5%	(3)%	2%
Three months ended December 29, 2013, compared to three months ended December 30, 2012
Net Revenues. Net revenues for the three months ended December 29, 2013, increased slightly by approximately $0.9 million, or 1%, to approximately $123.0 million, compared to approximately $122.1 million for the three months ended December 30, 2012.
Net Revenues by Operating Segment and Product Line
Net revenues by operating segment and product line were as follows:

Net Revenues by Operating Segment and Product Line
	Three Months Ended December 29, 2013	Percentage of Net Revenues	Three Months Ended December 30, 2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
Connectivity Segment:
Network Connectivity Products	$87,205	71%	$96,132	79%	$(8,927)	(9)%
Storage Connectivity and Other Products	26,143	21%	26,013	21%	130	—%
Total Connectivity Segment	113,348	92%	122,145	100%	(8,797)	(7)%
Visibility Segment:
Network Visibility Products	9,648	8%	—	—%	9,648	N/A
Total Net Revenues	$122,996	100%	$122,145	100%	$851	1%

Connectivity segment revenues decreased by approximately 7% for the three months ended December 29, 2013 compared to the three months ended December 30, 2012, primarily due to continuing weakness in the server and storage technology markets resulting from continuing concern over the global macroeconomic climate as well as restrictions under the 2012 Permanent Injunction for certain products that have impeded our ability to sell such products in the U.S. to certain customers, including distributors, white box manufacturers and web giants.
NCP primarily consists of standup HBAs, mezzanine cards, I/O ASICs, LOMs, and UCNAs. Fibre Channel based products account for a majority of our NCP revenues, ranging from 70-80% of total NCP revenues. For the three months ended December 29, 2013, Fibre Channel based products decreased by approximately 15% primarily due to a decrease in units shipped of approximately 11% combined with a decrease in average selling price of approximately 5%. The decrease in Fibre Channel based products revenues was partially offset by the increase in Ethernet based products revenues. The increase in Ethernet based products revenues was primarily due to an increase in units shipped of approximately 30%, partially offset by a decrease in average selling price of approximately 10%.
SCOP primarily consists of InSpeed®, SOC, backend connectivity, bridge, router products, and Pilot™ iBMCs. Our SCOP revenues for the three months ended December 29, 2013 were consistent with the three months ended December 30, 2012. Notwithstanding the comparable revenues year over year, we expect our SCOP revenues to modestly decline during fiscal 2014, primarily related to a decline in revenues from bridging products.
The Visibility segment resulted from our acquisition of Endace on February 26, 2013 and consists solely of NVP. NVP revenues were approximately $9.6 million for the three months ended December 29, 2013 compared to no revenues for the three months ended December 30, 2012, and include network visibility and intelligent network recording products. Revenues from NVP systems, DAG cards, and service and support accounted for approximately 48%, 26% and 24%, respectively, of total NVP revenues for the three months ended December 29, 2013.
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

Net Revenues by Major Customers
	Direct Revenues		Total Direct and Indirect Revenues (2)
	Three Months Ended December 29, 2013	Three Months Ended December 30, 2012	Three Months Ended December 29, 2013	Three Months Ended December 30, 2012
Net revenue percentage (1)
OEM:
EMC	—	—	11%	11%
Hewlett-Packard	16%	19%	21%	22%
Hon Hai Precision Industry Co., Ltd. (Foxconn Technology Group) (3)	11%	11%	—	—
IBM	30%	35%	35%	38%

(1)	Amounts less than 10% are not presented.

(2)
Customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.

(3)	Hon Hai Precision Industry Co., Ltd. is a contract manufacturer that performed manufacturing for some of our OEM customers.
Direct sales to our top five customers accounted for approximately 66% of total net revenues for the three months ended December 29, 2013, compared to approximately 74% for the three months ended December 30, 2012. Direct and indirect sales to our top five customers accounted for approximately 77% of total net revenues for the three months ended December 29, 2013, compared to approximately 83% for the three months ended December 30, 2012. Our net revenues from customers can be significantly impacted by changes to our customers’ business and their business models.
Net Revenues by Sales Channel

Net revenues by sales channel were as follows:

Net Revenues by Sales Channel
(in thousands)	Three Months Ended December 29, 2013	Percentage of Net Revenues	Three Months Ended December 30, 2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
OEM	$102,235	83%	$110,174	90%	$(7,939)	(7)%
Distributions	16,424	13%	11,896	10%	$4,528	38%
End-users and Other	4,337	4%	75	—	$4,262	NM
Total net revenues	$122,996	100%	$122,145	100%	$851	1%
NM - not meaningful
The decrease in OEM net revenues for the three months ended December 29, 2013 compared to the three months ended December 30, 2012 reflected a decrease of approximately 10% in NCP revenues. The increase in distribution and end-users and other net revenues for the three months ended December 29, 2013 compared to the three months ended December 30, 2012 was primarily due to NVP net revenues generated through distribution partners and end-users related to our acquisition of Endace. We believe that a majority of our net revenues are driven by product certifications and qualifications with our OEM customers, which take products directly and indirectly through distribution and contract manufacturers. We view product certifications and qualifications as an important indicator of future revenue opportunities and growth for the Company. However, product certifications and qualifications do not necessarily ensure continued market acceptance of our products by our OEM customers. It is also very difficult to determine the future impact, if any, of product certifications and qualifications on our revenues.
Net Revenues by Geographic Territory
Our net revenues by geographic territory based on billed-to location were as follows:

Net Revenues by Geographic Territory
(in thousands)	Three Months Ended December 29, 2013	Percentage of Net Revenues	Three Months Ended December 30, 2012	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
Asia Pacific	$71,169	58%	$73,610	60%	$(2,441)	(3)%
United States	34,012	28%	31,151	26%	2,861	9%
Europe, Middle East, and Africa	17,176	14%	15,941	13%	1,235	8%
Rest of the world	639	NM	1,443	1%	(804)	NM
Total net revenues	$122,996	100%	$122,145	100%	$851	1%
NM - not meaningful
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
Gross Profit. Gross profit consists of net revenues less cost of sales. Our gross profit by segment was as follows (in thousands):

	Gross Profit
	Three Months Ended December 29, 2013	Gross Profit Margin	Three Months Ended December 30, 2012	Gross Profit Margin	Increase/(Decrease)	Percentage Change
Connectivity	$66,261	58%	$71,566	59%	$(5,305)	(1)%
Visibility	6,029	62%	—	—%	6,029	NM
Total Gross Profit	$72,290	59%	$71,566	59%	$724	—%

Cost of sales includes the cost of producing, supporting, and managing our supply of finished products. Approximately $0.1 million and $0.2 million of share-based compensation expense was included in the three months ended December 29, 2013 and December 30, 2012, respectively. Approximately $6.2 million and $5.1 million of amortization of technology intangible assets was included in cost of sales for the three months ended December 29, 2013 and December 30, 2012, respectively. Of these amounts, approximately $1.1 million of amortization of technology intangible assets for the three months ended December 29, 2013 related to Endace. Our consolidated gross margin percentage for the three months ended December 29, 2013 remained consistent with the three months ended December 30, 2012 due to favorable product mix that was offset by an increase in royalty expense of approximately $1.3 million related to the amended 2012 Permanent Injunction. We will continue to recognize amortization expenses for technology intangible assets over their remaining useful lives, patent license fees related to the Settlement Agreement over the remaining patent license term (which expires on July 1, 2020) and royalty expenses and other costs related to the amended 2012 Permanent Injunction and certain customer licensing agreements with Broadcom related to the amended 2012 Permanent Injunction. We expect our consolidated and Connectivity gross margin percentage to trend downward as the portion of our revenues generated from lower margin products increases in the future, and to the extent we commit to make additional reimbursements to customers for payments made under their licensing agreement with Broadcom. See Product Redesign Activities and Potential Royalty Obligations in this Part I, Item 2.
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

Engineering and Development
Three Months Ended December 29, 2013	Percentage of Net Revenues	Three Months Ended December 30, 2012	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
$42,020	34%	$40,113	33%	$1,907	1%
Engineering and development expenses increased from approximately $40.1 million during the three months ended December 30, 2012 to approximately $42.0 million for the three months ended December 29, 2013. Approximately $1.1 million and $2.2 million of share-based compensation expense was included in engineering and development costs for the three months ended December 29, 2013 and December 30, 2012, respectively. During the three months ended December 29, 2013, we recorded approximately $5.3 million in severance and contract termination costs. Product redesign expenses increased approximately $0.2 million related to our mitigation activities for the 2012 Permanent Injunction. The increase in engineering and development costs was partially offset by a decrease in new product development costs of approximately $1.9 million. We plan to continue to invest in engineering and development costs. In addition, due to the 2012 Permanent Injunction, we expect to continue to incur incremental engineering and development expenses to redesign our impacted products through fiscal 2014.
Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, and related expenses for personnel engaged in the marketing and sales of our products, as well as samples, trade shows, product literature, promotional support costs, and other advertising related costs. Sales and marketing expenses were as follows (in thousands):

Selling and Marketing
Three Months Ended December 29, 2013	Percentage of Net Revenues	Three Months Ended December 30, 2012	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
$19,849	16%	$14,769	12%	$5,080	4%
Selling and marketing expenses for the three months ended December 29, 2013 compared to the three months ended December 30, 2012 increased by approximately $5.1 million, or 34%. Approximately $0.9 million of share-based compensation expense was included in selling and marketing costs for both the three months ended December 29, 2013 and December 30, 2012. Selling and marketing headcount increased from 158 at December 30, 2012 to 213 at December 29, 2013. Approximately $3.1 million of salary and related expenses and 77 of the increase in selling and marketing headcount were associated with the Endace acquisition. Advertising expenses also increased approximately $1.5 million and severance costs were approximately $0.7 million at December 29, 2013.
General and Administrative. Ongoing general and administrative expenses consist primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees, and other corporate expenses. General and administrative expenses were as follows (in thousands):

General and Administrative
Three Months Ended December 29, 2013	Percentage of Net Revenues	Three Months Ended December 30, 2012	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
$10,407	9%	$10,987	9%	$(580)	—%
General and administrative expenses for the three months ended December 29, 2013 compared to the three months ended December 30, 2012 decreased by approximately $0.6 million, or 5%. Approximately $1.6 million and $2.0 million of share-based compensation expense was included in general and administrative costs for the three months ended December 29, 2013 and December 30, 2012, respectively. General and administrative expenses decreased due to approximately $2.1 million of legal and accounting fees related to the acquisition of Endace incurred in the prior year. The decrease was partially offset by an increase of approximately $1.6 million in salary and related expenses primarily due to severance costs of approximately $1.2 million and additional headcount related to the Endace acquisition. Approximately $0.5 million of the increase in salary and related expenses was associated with the Endace acquisition.
Amortization of Other Intangible Assets. Amortization of other intangible assets consists of amortization of intangible assets such as patents, customer relationships, and tradenames with estimable lives. Amortization expense was as follows (in thousands):

Amortization of intangible assets
Three Months Ended December 29, 2013	Percentage of Net Revenues	Three Months Ended December 30, 2012	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
$1,603	1%	$1,365	1%	$238	—%
Amortization of other intangible assets for the three months ended December 29, 2013 compared to the three months ended December 30, 2012 increased by approximately $0.2 million, or 17%. The increase was primarily due to the amortization of other intangible assets associated with assets acquired from Endace of approximately $0.3 million.
Non-operating Income (Expense), net. Non-operating income (expense), net, consists primarily of interest income, interest expense, and other non-operating income and expense items. Our non-operating income (expense), net, was as follows (in thousands):

Non-Operating Income (Expense), net
Three Months Ended December 29, 2013	Percentage of Net Revenues	Three Months Ended December 30, 2012	Percentage of Net Revenues	(Increase)/Decrease	Percentage Change
$(1,267)	(1)%	$(17)	—%	$(1,250)	(1)%
Our non-operating expense, net, for the three months ended December 29, 2013 increased by approximately $1.3 million, compared to the three months ended December 30, 2012. The net increase was primarily due to interest expense and amortization of issuance costs and debt discount of approximately $1.1 million recorded for the three months ended December 29, 2013 related to the 2018 Notes issued in November 2013. See Note 9 in Part I, Item 1 of this Form 10-Q.
Income Tax Provision (Benefit). Income tax provision (benefit) was as follows (in thousands):

Income Tax Provision (Benefit)
Three Months Ended December 29, 2013	Percentage of Net Revenues	Three Months Ended December 30, 2012	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
$1,171	1%	$(1,268)	(1)%	$2,439	2%
Income tax expense for the three months ended December 29, 2013 was approximately $1.2 million, for an effective rate of 41%, compared to income tax benefit of approximately $1.3 million during the three months ended December 30, 2012, for an effective rate of 29%. The change in our effective tax expense rate between years was primarily due to the use of an annualized effective tax rate for the three months ended December 29, 2013 compared to the use of an actual year-to-date effective tax rate for the three months ended December 30, 2012. In addition, since we generate the majority of our earnings in countries other than the U.S. our tax expense and effective tax rates also fluctuate due to changes in the mix of our earnings in our U.S. and various international jurisdictions.
Six months ended December 29, 2013, compared to six months ended December 30, 2012
Net Revenues. Net revenues for the six months ended December 29, 2013, decreased by approximately $3.6 million, or 1%, to approximately $237.8 million, compared to approximately $241.4 million for the six months ended December 30, 2012.

Net Revenues by Operating Segment and Product Line
Net revenues by operating segment and product line were as follows:

Net Revenues by Operating Segment and Product Line
	Six Months Ended December 29, 2013	Percentage of Net Revenues	Six Months Ended December 30, 2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
Connectivity Segment:
Network Connectivity Products	$165,185	70%	$192,865	80%	$(27,680)	(14)%
Storage Connectivity and Other Products	52,898	22%	48,547	20%	4,351	9%
Total Connectivity Segment	218,083	92%	241,412	100%	(23,329)	(10)%
Visibility Segment:
Network Visibility Products	19,745	8%	—	—%	19,745	N/A
Total Net Revenues	$237,828	100%	$241,412	100%	$(3,584)	(1)%
Connectivity segment revenues decreased by approximately 10% for the six months ended December 29, 2013 compared to the six months ended December 30, 2012, primarily due to continuing weakness in the server and storage technology markets resulting from continuing concern over the global macroeconomic climate as well as restrictions under the 2012 Permanent Injunction for certain products that have impeded our ability to sell such products in the U.S. to certain customers, including distributors, white box manufacturers and web giants.
Fibre Channel based products account for a majority of our NCP revenues, ranging from 70-80% of total NCP revenues. For the six months ended December 29, 2013, Fibre Channel based products decreased by approximately 18%, primarily due to a decrease in units shipped of approximately 11% combined with a decrease in average selling price of approximately 8%. Ethernet based products revenues were consistent with the same period in the prior year. The comparable revenues in Ethernet based products revenue was primarily due to an increase in average selling price of approximately 16%, offset by an decrease in units shipped of approximately 14%.
Our SCOP revenues increased by approximately $4.4 million, or 9%, for the six months ended December 29, 2013 compared to the six months ended December 30, 2012, primarily due to an increase of approximately 9% in bridging products revenue as a result of an increase in average selling price of approximately 5% combined with an increase in units shipped of approximately 4%.
NVP revenues were approximately $19.7 million for the six months ended December 29, 2013 compared to no revenues for the six months ended December 30, 2012, and include network visibility and intelligent network recording products. Revenues from NVP systems, DAG cards, and service and support accounted for approximately 49%, 26% and 21%, respectively, of total NVP revenues for the six months ended December 29, 2013.
Net Revenues by Major Customers
Customers whose direct net revenues, or total direct and indirect net revenues (including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties), exceeded 10% of our net revenues were as follows:

Net Revenues by Major Customers
	Direct Revenues		Total Direct and Indirect Revenues (2)
	Six Months Ended December 29, 2013	Six Months Ended December 30, 2012	Six Months Ended December 29, 2013	Six Months Ended December 30, 2012
Net revenue percentage (1)
OEM:
EMC	—	—	11%	10%
Hewlett-Packard	17%	21%	22%	24%
Hon Hai Precision Industry Co., Ltd. (Foxconn Technology Group) (3)	12%	10%	—	—
IBM	29%	34%	34%	38%

(1)	Amounts less than 10% are not presented.

(2)
Customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.

(3)	Hon Hai Precision Industry Co., Ltd. is a contract manufacturer that performed manufacturing for some of our OEM customers.
Direct sales to our top five customers accounted for approximately 66% of total net revenues for the six months ended December 29, 2013, compared to approximately 74% for the six months ended December 30, 2012. Direct and indirect sales to our top five customers accounted for approximately 77% of total net revenues for the six months ended December 29, 2013, compared to approximately 83% for the six months ended December 30, 2012. Our net revenues from customers can be significantly impacted by changes to our customers’ business and their business models.
Net Revenues by Sales Channel
Net revenues by sales channel were as follows:

Net Revenues by Sales Channel
(in thousands)	Six Months Ended December 29, 2013	Percentage of Net Revenues	Six Months Ended December 30, 2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
OEM	$199,759	84%	$219,213	91%	$(19,454)	(9)%
Distributions	27,942	12%	22,089	9%	$5,853	27%
End-users and Other	10,127	4%	110	—	$10,017	NM
Total net revenues	$237,828	100%	$241,412	100%	$(3,584)	(1)%
NM - not meaningful
The decrease in OEM net revenues for the six months ended December 29, 2013 compared to the six months ended December 30, 2012 reflected decreases of approximately 14% in NCP revenues. The increase in distribution and end-users and other net revenues for the six months ended December 29, 2013 compared to the six months ended December 30, 2012 was primarily due to NVP net revenues generated through distribution partners and end-users related to our acquisition of Endace.

Net Revenues by Geographic Territory
Our net revenues by geographic territory based on billed-to location were as follows:

Net Revenues by Geographic Territory
(in thousands)	Six Months Ended December 29, 2013	Percentage of Net Revenues	Six Months Ended December 30, 2012	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
Asia Pacific	$138,553	58%	$150,482	62%	$(11,929)	(8)%
United States	62,758	26%	58,125	24%	4,633	8%
Europe, Middle East, and Africa	35,036	15%	30,832	13%	4,204	14%
Rest of the world	1,481	1%	1,973	1%	(492)	(25)%
Total net revenues	$237,828	100%	$241,412	100%	$(3,584)	(1)%
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
Gross Profit. Gross profit consists of net revenues less cost of sales. Our gross profit by segment was as follows (in thousands):

	Gross Profit
	Six Months Ended December 29, 2013	Gross Profit Margin	Six Months Ended December 30, 2012	Gross Profit Margin	Increase/(Decrease)	Percentage Change
Connectivity	$128,256	59%	$140,542	58%	$(12,286)	1%
Visibility	11,518	58%	—	—%	11,518	NM
Total Gross Profit	$139,774	59%	$140,542	58%	$(768)	1%
Approximately $0.2 million and $0.5 million of share-based compensation expense was included in the six months ended December 29, 2013 and December 30, 2012, respectively. Approximately $12.4 million and $10.3 million of amortization of technology intangible assets was included in cost of sales for the six months ended December 29, 2013 and December 30, 2012, respectively. Of these amounts, approximately $2.1 million of amortization of technology intangible assets for the six months ended December 29, 2013 related to Endace. Our consolidated and Connectivity gross margin percentage for the six months ended December 29, 2013 was comparable to the six months ended December 30, 2012 due to favorable product mix that was offset by an increase in royalty expense of approximately $1.8 million related to the amended 2012 Permanent Injunction.
Engineering and Development. Engineering and development expenses were as follows (in thousands):

Engineering and Development
Six Months Ended December 29, 2013	Percentage of Net Revenues	Six Months Ended December 30, 2012	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
$82,431	35%	$78,583	33%	$3,848	2%
Engineering and development expenses increased from approximately $78.6 million during the six months ended December 30, 2012 to approximately $82.4 million for the six months ended December 29, 2013. Approximately $3.0 million and $4.9 million of share-based compensation expense was included in engineering and development costs for the six months ended December 29, 2013 and December 30, 2012, respectively. During the six months ended December 29, 2013, we recorded approximately $5.3 million of severance and contract termination costs. Product redesign expenses increased approximately $1.8 million related to our mitigation activities for the 2012 Permanent Injunction. The increase in engineering and development costs was partially offset by a decrease of approximately $1.5 million in new product development.

Selling and Marketing. Sales and marketing expenses were as follows (in thousands):

Selling and Marketing
Six Months Ended December 29, 2013	Percentage of Net Revenues	Six Months Ended December 30, 2012	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
$38,941	16%	$28,506	12%	$10,435	4%
Selling and marketing expenses for the six months ended December 29, 2013 compared to the six months ended December 30, 2012 increased approximately $10.4 million, or 37%. Approximately $2.1 million and $1.7 million of share-based compensation expense was included in selling and marketing costs for the six months ended December 29, 2013 and December 30, 2012, respectively. Selling and marketing headcount increased from 158 at December 30, 2012 to 213 at December 29, 2013. Approximately $5.8 million of salary and related expenses and 77 of the increase in selling and marketing headcount were associated with the Endace acquisition. Performance-based compensation and advertising expense increased approximately $2.2 million and approximately $2.0 million, respectively, over the prior year period. Severance costs were approximately $0.7 million at December 29, 2013.
General and Administrative. General and administrative expenses were as follows (in thousands):

General and Administrative
Six Months Ended December 29, 2013	Percentage of Net Revenues	Six Months Ended December 30, 2012	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
$20,036	8%	$19,495	8%	$541	—%
General and administrative expenses for the six months ended December 29, 2013 remained consistent with the six months ended December 30, 2012. Approximately $3.0 million and $3.8 million of share-based compensation expense was included in general and administrative costs for the six months ended December 29, 2013 and December 30, 2012, respectively. Salary and related expenses increased approximately $2.6 million primarily due to severance costs of approximately $1.2 million and additional headcount related to the Endace acquisition. Approximately $1.0 million of salary and related expenses was associated with the Endace acquisition. Additionally, facilities expense increased approximately $1.6 million. This was partially offset by a decrease of approximately $1.8 million in legal and accounting fees related to the acquisition of Endace in the prior year and a decrease of approximately $0.6 million in legal costs related to our mitigation activities for the 2012 Permanent Injunction.
Amortization of Other Intangible Assets. Amortization expense was as follows (in thousands):

Amortization of intangible assets
Six Months Ended December 29, 2013	Percentage of Net Revenues	Six Months Ended December 30, 2012	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
$3,207	2%	$2,888	1%	$319	1%
Amortization of other intangible assets for the six months ended December 29, 2013 compared to the six months ended December 30, 2012 increased by approximately $0.3 million, or 11%. Approximately $0.6 million of the increase was due to amortization of other intangible assets associated with assets acquired from Endace. This was partially offset by a lower unamortized intangible assets balance at the beginning of the current six month period as a result of certain intangible assets being fully amortized in fiscal 2013.
Non-operating Income (Expense), net. Non-operating income (expense), net, was as follows (in thousands):

Non-Operating Income (Expense), net
Six Months Ended December 29, 2013	Percentage of Net Revenues	Six Months Ended December 30, 2012	Percentage of Net Revenues	(Increase)/Decrease	Percentage Change
$(1,113)	—%	$(359)	—%	$(754)	—%
Our non-operating expense, net, for the six months ended December 29, 2013 increased by approximately $0.8 million, compared to the six months ended December 30, 2012. The net increase was primarily due interest expense and amortization of issuance costs and debt discount of approximately $1.1 million related to the 2018 Notes issued in November 2013. See Note 9 in Part I, Item 1 of this Form 10-Q.
Income Tax Provision (Benefit). Income tax provision (benefit) was as follows (in thousands):

Income Tax Provision (Benefit)
Six Months Ended December 29, 2013	Percentage of Net Revenues	Six Months Ended December 30, 2012	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
$1,714	1%	$4,471	2%	$(2,757)	(1)%
Income tax expense for the six months ended December 29, 2013 was approximately $1.7 million, for an effective rate of 29%, compared to approximately $4.5 million during the six months ended December 30, 2012, for an effective rate of 42%. The change in our effective tax expense rate between years was primarily due to tax expense of $2.3 million recognized in the first half of fiscal 2012 to adjust our U.S. valuation allowance to reduce the amount of deferred tax assets estimated to be recoverable in available carryback periods, and to a lesser extent, tax benefits recognized on Endace tax losses in fiscal 2014 and the use of an annualized effective tax rate for the six months ended December 29, 2013 compared to the use of an actual year-to-date effective tax rate for the six months ended December 30, 2012. In addition, since we generate the majority of our earnings in countries other than the U.S. our tax expense and effective tax rates also fluctuate due to changes in the mix of our earnings in our U.S. and various international jurisdictions.
We expect to continue to generate the majority of our earnings in countries other than the U.S. in the future, including India, Ireland, Isle of Man, and New Zealand where such earnings are generally subject to lower tax rates than the U.S. We have made no provision for U.S. income taxes or foreign withholding taxes on the earnings of our foreign subsidiaries as these amounts are intended to be indefinitely reinvested in operations outside of the U.S. As a result, we expect to recognize both a tax expense for fiscal 2014 and an annual effective tax benefit rate for fiscal 2014 of 13%, prior to discrete items, primarily due to U.S. tax losses recorded without tax benefits and the mix of earnings in international versus U.S. tax jurisdictions. As estimates and judgments are used to project the mix of earning in our various tax jurisdictions, our forecasted fiscal 2014 tax rate could vary significantly if the current planning or assumptions change. We also do not forecast discrete events, such as a settlement of tax audits with governmental authorities or changes in tax laws, due to their inherent uncertainty. Such discrete events could also materially impact our tax expense. As the tax rate is driven by various factors, it is not possible to estimate our future tax rate with a high degree of certainty.
Critical Accounting Policies
The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets and liabilities. We regularly evaluate our estimates and assumptions related to our critical accounting policies including revenue recognition, sales related reserves, allowances for doubtful accounts, returns, inventory reserves, goodwill and purchased intangible asset valuations, deferred tax asset valuation allowances, uncertain tax positions, tax contingencies, stock-based compensation expense, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. Changes in judgments and uncertainties relating to these estimates could potentially result in materially different results under different assumptions and conditions. If these estimates differ significantly from actual results, the impact of our consolidated financial statements and future results of operations may be material. For a description of our critical accounting policies, please refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our fiscal 2013 Form 10-K. There have been no material changes in any of our critical accounting policies during the three months ended December 29, 2013.
Recently Adopted and Recently Issued Accounting Standards
None.
Liquidity and Capital Resources
Our principal sources of liquidity consist of our existing cash balances and investments, as well as funds expected to be generated from operations. At December 29, 2013, we had approximately $256.1 million in working capital and approximately $198.7 million in cash and cash equivalents as compared to approximately $167.7 million in working capital and approximately $105.6 million in cash and cash equivalents at June 30, 2013. We have historically maintained an investment portfolio of various security holdings, types, and maturities that meet credit quality standards in accordance with our investment guidelines. We limit our exposure to any one issuer or type of investment with the exception of U.S. Government issued or U.S. Government sponsored entity securities. Our investments portfolio balance was zero at December 29, 2013. We did not hold any auction rate securities or direct investments in mortgage-backed securities as of December 29, 2013.

Our cash balances and investments are held in numerous locations throughout the world. As of December 29, 2013, our international subsidiaries held approximately 14% of our total cash, cash equivalents and investment securities, which will be used to repay obligations to U.S. affiliate entities that arise in the normal course of business and would not result in incremental U.S. tax liabilities when paid.
Cash Flow
The following table summarizes our cash flows:

	Six Months Ended
	December 29, 2013	December 30, 2012
	(in thousands)
Net cash provided by (used in) provided by:
Operating activities	$33,534	$(11,483)
Investing activities	(10,006)	19,741
Financing activities	69,351	(515)
Effect of foreign currency translation on cash and cash equivalents	163	161
(Decrease) increase in cash and cash equivalents	$93,042	$7,904
Operating Activities
Cash provided by operating activities was approximately $33.5 million during the six months ended December 29, 2013 compared to cash used in operating activities of approximately $11.5 million during the six months ended December 30, 2012. The increase in cash flows from operating activities was primarily due to a payment of approximately $58.0 million related to the Settlement Agreement entered into with Broadcom on July 3, 2012. See Note 8 in Part I, Item 1 of this Form 10-Q. The current period cash provided by operating activities resulted from net loss of approximately $7.7 million, non-cash adjustments for amortization of intangible assets of approximately $15.6 million, depreciation and amortization of approximately $9.6 million and share-based compensation expense of approximately $8.3 million, and the timing of net working capital requirements. The current period cash provided by operating activities also benefited from higher tax refunds received by approximately $2.0 million in comparison to the six months ended December 30, 2012.
Investing Activities
Cash used in investing activities was approximately $10.0 million during the six months ended December 29, 2013 compared to cash provided by investing activities of approximately $19.7 million during the six months ended December 30, 2012. The current period usage of cash was primarily related to purchases of property and equipment of approximately $10.0 million. We currently expect a similar level of investment in property and equipment in the future to support our strategic objectives, although the timing may be impacted by certain project timelines and other factors. The prior period cash provided by investing activities benefited by approximately $40.7 million in maturities of investments. In the current period, there were no such investing type activities as prior investment balances were utilized for the Endace acquisition. See Note 2 in Part I, Item 1 of this Form 10-Q.
Financing Activities
Cash provided by financing activities was approximately $69.4 million during the six months ended December 29, 2013 compared to cash used of approximately $0.5 million during the six months ended December 30, 2012. During the six months ended December 29, 2013, we issued a total of approximately $175.0 million aggregate principal amount of 1.75% Convertible Senior Notes due November 2018. We also repurchased approximately 11.8 million of the Company's common shares and entered into an accelerated share repurchase forward contract for an aggregate of approximately $100.0 million. In connection with the Convertible Senior Notes, we incurred approximately $5.2 million of issuance costs.
Capital Resources and Prospective Needs
In November 2013, we issued a total of $175.0 million aggregate principal amount of 1.75% Convertible Senior Notes due November 2018 (2018 Notes). Interest is payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2014. The initial conversion rate is approximately 97.13 per share of our common stock per $1,000 principal amounts of the 2018 Notes. The initial conversion price is approximately $10.30 per share of our common stock. See Note 9 in Part I, Item 1 on this Form 10-Q. We used a portion of the net proceeds from the offering to repurchase approximately $91.1 million of our common stock at a price per share equal to $7.74. See Note 10 in Part I, Item 1 on this Form 10-Q. We intend to use the remaining net proceeds from the offering for additional share repurchases. In November 2013, our Board of Directors approved a $200.0 million share repurchase program. At December 29, 2013, we have the authority to repurchase an additional approximately $100.0 million pursuant to this authorization.
We plan to continue our cost savings program which has included simplifying our product portfolio, discontinuing additional lower return on investment programs, pursuing some consolidation opportunities and identifying further efficiencies which will accordingly impact our strategic investment in research and development, sales and marketing, capital equipment, and facilities. We may also consider internal and external investment opportunities in order to achieve our growth and market leadership goals, including licensing and product development alignment agreements with our suppliers, customers, and other third parties. We believe that our existing cash and cash equivalents, and anticipated cash flows from operating activities will be sufficient to support our working capital needs, capital expenditure requirements and stock repurchasing expenditures for at least the next 12 months and the foreseeable future based on currently known trends.
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
We expect to incur incremental mitigation, product redesign, and appeal related expenses during the remainder of fiscal 2014 in the range of $2 million to $4 million. In addition, we continue to evaluate certain customer royalty obligations arising under their licensing agreements with Broadcom that could result in additional costs of $1 million to $4 million during the remainder of fiscal 2014. Such costs would reduce gross margins in the periods accrued. See “Product Redesign Activities and Potential Royalty Obligations” in Part I, Item 2 of this Form 10-Q. Also see “Third party claims of intellectual property infringement could adversely affect our business” and “We are dependent on sole source and limited source third party suppliers and EMS providers for our products” in Part II, Item 1A - Risk Factors, of this Form 10-Q for a description of certain risks relating to the litigation with Broadcom that could impact our liquidity and prospective capital needs.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of December 29, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
We issue letters of credit or bank guarantees in the normal course of business as required by certain vendors. As of December 29, 2013, we had approximately $0.7 million in outstanding letters of credit and bank guarantees of which approximately $0.2 million were secured by restricted cash deposits that have been classified within prepaid expenses and other current assets in the accompanying balance sheet. Approximately $0.5 million of outstanding letters of credit and bank guarantees are not secured.
Contractual Obligations and Commercial Commitments
The following summarizes our contractual obligations as of December 29, 2013, and the effect such obligations are expected to have on our liquidity in future periods. The estimated payments reflected in this table are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those reflected in the table.

	Payments Due by Period (in thousands)
	Total	Remaining 2014	2015	2016	2017	2018	Thereafter
Debt (1)	$175,000	$—	$—	$—	$—	$—	$175,000
Debt interest (2)	15,314	1,531	3,063	3,063	3,063	3,063	1,531
Leases (3)	20,301	3,507	5,832	4,784	2,951	2,220	1,007
Purchase commitments (4)	36,022	36,022	—	—	—	—	—
Other commitments (5)	12,018	6,891	3,621	1,506	—	—	—
Total (6)(7)	$258,655	$47,951	$12,516	$9,353	$6,014	$5,283	$177,538

(1)	See Note 9 in the accompanying notes to condensed consolidated financial statements included in Part I, Item 1 on this Form 10-Q for further information.

(2)	Includes only the cash payable component of interest expense in our 2018 Notes.

(3)	Lease payments include common area maintenance (CAM) charges.

(4)
Purchase commitments represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of December 29, 2013. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

(5)	Other commitments consist primarily of commitments for software license fees of approximately $6.8 million.

(6)
Excludes approximately $42.7 million of liabilities for uncertain tax positions for which we cannot make a reasonably reliable estimate of the period of payment. See Note 12 in the accompanying notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

(7)
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
We do not believe our cash and cash equivalents are subject to significant interest rate risk due to their short terms to maturity. As of December 29, 2013, the carrying value of our cash and cash equivalents approximated fair value. As of December 29, 2013, the balance of our investment portfolio was zero as the securities reached maturity and the proceeds were not reinvested in other securities. The 2018 Notes issued in November 2018 have a fixed interest rate.
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
On February 26, 2013, we acquired Endace Limited (Endace) and, as a result, we continue to integrate the processes, systems and controls relating to Endace into our existing system of internal control over financial reporting in accordance with our integration plans. Except for the processes, systems and controls relating to the integration of Endace, there have not been any changes in our internal control over financial reporting during the second quarter ended December 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our recently announced restructuring plans may not yield the targeted cost savings on a timely basis or at all even though we expect to incur charges relating to such cost savings initiatives. In addition, our share repurchase program may not be completed within the expected timeframe. The assumptions on which our cost savings initiatives, share repurchase and capital return goals are based necessarily involve judgments with respect to, among other things, economic, competitive and financial market conditions and the impact of the cost savings initiative on our customers, all of which are difficult or impossible to predict and many of which are beyond the Company’s control.
Our revenues and results of operations have historically varied on a quarterly basis and may vary significantly in the future. Accordingly, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful, and you should not rely on such comparisons as indications of our future performance. We may be unable to maintain our current levels of growth or profitability in the future. Our revenues and results of operations are difficult to forecast and could be adversely affected in any given quarter by many factors, including, but not limited to:

•	Changes in the size, mix, timing and terms of OEM or other customer orders;

•	Changes in the sales and deployment cycles for our products or desired inventory levels for our products;

•	Acquisitions or strategic investments by our customers, competitors or us;

•
Timing and market acceptance of new or enhanced product introductions, including the next generation of server platforms based on the Intel® XEON® family and chipsets used by us, our OEM customers or competitors;

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
Broadcom Corporation (Broadcom) filed a consolidated patent infringement suit against us during fiscal 2010. After a nearly three week trial that ended October 6, 2011, the jury reached a partial verdict involving two out of the six patents. The

Court determined that one of the patents (U.S. Patent 7,058,150) [the ‘150 patent] had been infringed by us, and the jury rendered an advisory verdict on October 12, 2011 to the District Court that it is not invalid, and awarded approximately $0.4 million in damages with respect to that patent. The jury reached a unanimous verdict of non-infringement on another patent relating to Emulex Fibre Channel switch products. A mistrial was declared concerning the remaining four patents for which no unanimous verdict was reached. On December 15, 2011, the District Court issued judgments as a matter of law (JMOL) that the two patents, on which the jury had rendered advisory verdicts were not invalid. On December 16, 2011 the District Court issued an additional JMOL that one of the patents (U.S. Patent 7,471,691) [the‘691 patent] had been infringed by us. See Note 8, “Commitments and Contingencies,” in the notes to the condensed consolidated financial statements under the caption “Litigation” in Part I, Item 1 of this Form 10-Q. Also see “We are dependent on sole source and limited source third party suppliers and EMS providers for our products” elsewhere in this Item 1A - Risk Factors.
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
In November 2013, we issued $175.0 million aggregate principal amount of 1.75% convertible senior notes due November 15, 2018, in a private placement offering. See Note 9 “Convertible Senior Notes,” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q. We may be forced to raise additional funds for our financial obligations through public or private debt or equity financings, which may not be available on favorable terms, if at all. If such financings were not available on favorable terms, our business results of operations and financial condition could be materially adversely affected.
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
We have entered into Key Employee Retention Agreements with two of our current executive officers, and adopted a Change in Control Retention Plan, in which currently an additional 26 key employees participate. The participants of these retention arrangements may be entitled to severance payments and benefits, based on a period of between twelve months and two years, upon a termination of their employment by us without cause or by them for good reason in connection with a change of control of our company (each as defined in the applicable agreement or plan). These retention arrangements may not be adequate to allow us to retain critical employees during a time when a change in control is being proposed or is imminent.
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
The size of our potential market is largely dependent on the overall demand for network connectivity and visibility products and in particular, upon the broadening acceptance of our converged network and network recording technologies. We believe that our investment in multi-protocol solutions that address the high performance needs of the converged networking market, as well as our investments in network performance management solutions, provide the greatest opportunity for our future revenue growth and profitability. However, the market for converged networking products may not gain broader acceptance and customers may choose alternative technologies that we are not investing in, or products supplied by other companies. Interest continues for other storage networking technologies such as Internet Small Computer Systems Interface (iSCSI) and iSCSI Extensions for RDMA (iSER), which may satisfy some Input/Output (I/O) connectivity requirements through standard Ethernet adapters and software at little or no incremental cost to end users. These software only iSCSI solutions compete with our Network Connectivity Products, particularly in the low end of the market. We have also launched Converged Network Adapters (CNAs) using Fibre Channel over Ethernet (FCoE) or iSCSI protocols which may be used by the same customers impacting our network product revenues more than we anticipate.
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
We rely almost exclusively on OEMs and sales through distribution channels for our revenue. For the six months ended December 29, 2013, we derived approximately 84% of our net revenues from sales to OEM customers, approximately 12% from sales through distribution, and approximately 4% from sales to end-users and other channels. Furthermore, as some of our sales through distribution channels consist of OEM products, OEM customers effectively generated approximately 89% of our revenue for the six months ended December 29, 2013. Moreover, direct and indirect sales to our top five customers (including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties) accounted for approximately 77% of our net revenues for the six months ended December 29, 2013. If we are unable to retain our current OEM and distributor customers, recruit additional or replacement customers, or timely collect amounts due from our customers, or if demand from our customers is reduced due to difficulties in their ability to acquire components or other products such as microprocessors, disk drives, switches and optical modules used in conjunction with our products or in the deployments of their products, our business, results of operations, and financial condition could be materially adversely affected.
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
For the six months ended December 29, 2013, sales in Asia Pacific accounted for approximately 58% of our total net revenues, sales in the United States accounted for approximately 26% of our total net revenues, and sales in Europe, Middle East, Africa and the rest of the world accounted for approximately 16% of our total net revenues based on billed-to address. We expect that our sales will continue to increase outside of the United States as our customers are migrating towards using contract manufacturers located internationally, predominantly in Asia Pacific. However, because we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our sales based on billed-to address may not be reflective of the geographic mix of end-user demand or installations. Since the majority of our sales are currently denominated in U.S. dollars, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets.

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
The use of third party ASIC suppliers may also create risks relating to intellectual property controversies including the possible need to redesign ASICs provided changes by such ASIC component supplier in response to such controversies. For example, on September 14, 2009, Broadcom Corporation filed two separate patent infringement lawsuits against the Company in the U.S. District Court in the Central District of California that were subsequently amended and consolidated. The consolidated lawsuit includes claims related to the use of multiple lanes of phase interpolators, clock and data recovery (CDR) circuits and other circuitry used to deserialize signals in SerDes modules included within an ASIC supplied by third party ASIC suppliers. See Note 8, “Commitments and Contingencies,” in the notes to the condensed consolidated financial statements under the caption “Litigation” in Part I, Item 1 of this Form 10-Q. Also see “Third party claims of intellectual property infringement could adversely affect our business” elsewhere in this Item 1A - Risk Factors.

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
The stock market in general and the stock prices of technology companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to continue to fluctuate in the future. For example, the sales price of our common stock ranged from a low of $5.72 per share to a high of $8.99 per share for the trailing twelve months ended December 29, 2013. Factors that could have a significant impact on the market price of our stock include, but are not limited to, the following:

•	Actual or alleged intellectual property infringement;

•	Quarterly variations in customer demand and operating results;

•	The gain or loss of significant customers or design wins;

•	Pricing pressures;

•	General conditions in the computer, storage, or communications markets;

•	Events affecting other companies that investors deem to be comparable to us;

•	Announcements of new products by us or our competitors;

•	Offers to buy us or a competitor for a premium over recent trading prices;

•	Changes in analysts’ earnings estimates;

•	Changes in analyst recommendations, price targets, or other parameters that may not be related to earnings estimates;

•	Rumors or dissemination of false information;

•	Dilution resulting from conversion of outstanding convertible senior notes into shares of our common stock; and

•	Short selling of our common stock.
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

We are entitled to reimbursement of certain New Zealand based research and development costs through various grant programs offered by the New Zealand government that were assumed as part of our acquisition of Endace. The receipt and amount of funds under these programs are subject to our satisfaction of certain terms and conditions. As of December 29, 2013, Endace has received an aggregate of approximately $6.1 million grant reimbursements for research and development expenses and approximately $1.1 million in credits related to capital expenditures pursuant to these grants. If we do not to satisfy the terms and conditions of any of these grant programs, expenses incurred in respect of the relevant research and development projects may not be approved for reimbursement, we may be required to return amounts previously paid to us under such grant programs, and further grants may not be available to us in the future.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2013, our Board of Directors authorized a plan to repurchase up to $200.0 million of our outstanding common stock. The plan superseded the existing share repurchase program authorized in August 2008. The share repurchases are authorized to be completed through the combination of individually negotiated transactions, accelerated share buybacks, and open market purchases.
On November 13, 2013, we entered into an accelerated share buyback agreement ("ASB") with Goldman Sachs to repurchase an aggregate of $44.3 million of our outstanding common stock. The total number of shares that we will repurchase under the ASB agreement will be determined based on the daily volume weighted average market price of our common stock over the course of a calculation period, less a discount, and is subject to certain adjustments under the ASB agreement. The share repurchase agreement is expected to be completed by May 2014. Under the ASB agreement, we paid approximately $44.3 million to Goldman Sachs on November 18, 2013, and Goldman Sachs delivered to us 4.6 million shares of common stock, representing shares delivered based on the November 18, 2013 stock market closing price per share for 80% of the $44.3 million. We will receive any remaining shares upon the completion of the ASB agreement through the use of the remaining 20% of the approximately $44.3 million paid to Goldman Sachs.
During the quarter ended December 29, 2013, we repurchased approximately 11.8 million shares of the common stock for an aggregate purchase price of approximately $91.1 million at an average purchase price of $7.74 per share. As of December 29, 2013, approximately $100.0 million of the authorized repurchase program remains, exclusive of the remaining unsettled forward amount of the ASB.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
September 30, 2013 - October 27, 2013	—	—	—	$21,619,430
October 28, 2013 - November 24, 2013	11,782,281	7.74	11,782,281	$100,000,000
November 25, 2013 - December 29, 2013	—	—	—	$100,000,000
Total	11,782,281	$7.74	11,782,281	$100,000,000
Sales of Unregistered of Equity Securities
There were no sales of unregistered equity securities for the three months ended December 29, 2013. However, in November 2013, we issued a total of $175.0 million aggregate principal amount of 1.75% Convertible Senior Notes due November 2018 (2018 Notes). The 2018 Notes are convertible into shares of our common stock at an initial conversion rate of approximately 97.13 per share of our common stock per $1,000 principal amounts of the 2018 Notes. The initial conversion price is approximately $10.30 per share of our common stock. See Note 9 in Part I, Item 1 on this Form 10-Q.
Item 5. Other Information
On October 27, 2013, the Board of Directors approved Amended and Restated Bylaws of the Company (the “Amended Bylaws”). The Amended Bylaws amended Section 2.14(a) (Stockholder Business at Annual Meetings of the Stockholders) and Section 3.18(a) (Notice of Stockholder Nominees) of the Company’s Bylaws to provide that in order for a stockholder nomination for election to the Board of Directors or a stockholder notice of business to be brought before the 2013 annual meeting of stockholders (or any special meeting of stockholders held after October 28, 2013 and before February 14, 2014 at which directors are to be elected) to be timely, a stockholder’s notice of such nominee or other business must be received by the Company no later than November 11, 2013 and no earlier than October 11, 2013.
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

Exhibit 4.1
Indenture (including form of Note) with respect to Emulex Corporation's 1.75% Convertible Senior Notes due 2018, dated as of November 18, 2013, by and between Emulex Corporation and U.S. Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 21, 2013).

Exhibit 10.1
Settlement Agreement, by and between Emulex Corporation and Elliott Associates, L.P., dated November 11, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 12, 2013).

Exhibit 10.2	Emulex Corporation Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 12, 2013).
Exhibit 10.3
Letter, dated November 11, 2013, from Jeffrey W. Benck, President and Chief Executive Officer of Emulex Corporation) and James M. McCluney (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on November 12, 2013).

Exhibit 10.4
Master Confirmation, by Goldman Sachs & Co. to Emulex Corporation, dated November 13, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 21, 2013).

Exhibit 10.5
Supplemental Confirmation, by Goldman Sachs & Co. to Emulex Corporation, dated November 18, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 21, 2013).

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
ITEMS 3 and 4 are Not Applicable and Have Been Omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: January 31, 2014

EMULEX CORPORATION

By:	/s/ Jeffrey W. Benck
Jeffrey W. Benck
President and Chief Executive Officer

By:	/s/ Kyle B. Wescoat
Kyle B. Wescoat
Senior Vice President, Chief Financial Officer and Treasurer