Form 10-Q
period 2014-03-30
EMULEX CORP /DE/
filed 2014-05-02
CIK 350917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 30, 2014
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

As of April 24, 2014, the registrant had 80,633,099 shares of common stock outstanding.

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
Actual future results could differ materially from those described in the forward-looking statements as a result of a variety of factors, including those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, “Legal Proceedings” in Part II, Item 1, and “Risk Factors” in Part II, Item 1A of this Form 10-Q included elsewhere herein. We expressly disclaim any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances. We wish to caution readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These factors include the possibility that all or a substantial portion of the cost savings targeted by us will not be realized on a timely basis or at all even though we expect to incur charges relating to the cost saving initiative and that the share repurchases implemented by us may not be completed in whole or in part or within the expected timeframe. The assumptions on which the cost savings, share repurchase and capital return goals and expectations are based necessarily involve judgments with respect to, among other things, economic, competitive and financial market conditions and the impact of the cost savings initiative on our customers, all of which are difficult or impossible to predict and many of which are beyond the Company’s control. Furthermore, our proposed changes to the membership of our board of directors may not have the desired effect in helping us achieve and implement our business and strategic goals. These factors also include the possibility that we may not realize the anticipated benefits from the acquisition of Endace Limited (Endace) on a timely basis or at all, and may be unable to integrate the technology, operations and personnel of Endace into our existing operations in a timely and efficient manner. In addition, intellectual property claims, with or without merit, could result in costly litigation, cause product shipment delays, require us to indemnify customers, or require us to enter into royalty or licensing agreements, which may or may not be available. Furthermore, we have in the past obtained, and may be required in the future to obtain, licenses of technology owned by other parties. We cannot be certain that the necessary licenses will be available or that they will be obtainable on commercially reasonable terms. If we were to fail to obtain such royalty or licensing agreements in a timely manner and on reasonable terms, our business, results of operations and financial condition could be materially adversely affected. Lawsuits present inherent risks, any of which could have a material adverse effect on our business, financial condition, or results of operations. Such potential risks include continuing expenses of litigation, loss of patent rights, monetary damages, injunctions against the sale of products incorporating the technology in question, counterclaims, attorneys’ fees, incremental costs associated with product or component redesigns, liabilities to customers under reimbursement agreements or contractual indemnification provisions, and diversion of management’s attention from other business matters. In addition, the fact that the economy generally, and the network connectivity and visibility market segments specifically, have been in a state of uncertainty makes it difficult to determine if past experience is a good guide to the future and makes it impossible to determine if markets will grow or shrink in the short term. Continued weakness in domestic and worldwide macro-economic conditions, related disruptions in world credit and equity markets, and the resulting economic uncertainty for our customers, as well as the overall network connectivity and visibility markets, has and could continue to adversely affect our revenues and results of operations. As a result of these uncertainties, we are unable to predict our future results with any accuracy. Other factors affecting these forward-looking statements include but are not limited to the following: faster than anticipated declines in the storage networking market, slower than expected growth of the converged networking market or the failure of our Original Equipment Manufacturer (OEM) customers to successfully incorporate our products into their systems; our dependence on a limited number of customers and the effects of the loss of, decrease in or delays of orders by any such customers, or the failure of such customers to make timely payments; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of our products or our OEM customers’ new or enhanced products; costs associated with entry into new areas of the network connectivity and visibility markets; the variability in the level of our backlog and the variable and seasonal procurement patterns of our customers; any inadequacy of our intellectual property protection and the costs of actual or potential third-party claims of infringement and any related indemnity obligations or adverse judgments; the effect of any actual or potential unsolicited offers to acquire us; proxy contests or the activities of activist investors; impairment charges, including but not limited to goodwill and intangible assets; changes in tax rates or legislation; the effects of acquisitions; the effects of terrorist activities, natural disasters, and any resulting disruption in our supply chain or customer purchasing patterns or any other resulting economic or political instability; the highly competitive nature of the markets for our products as well as pricing pressures that may result from such competitive conditions; the effect of rapid migration of customers towards newer, lower cost product platforms; transitions from board or box level to application specific integrated circuit (ASIC) solutions for selected applications; a shift in unit product mix from higher-end to lower-end or mezzanine card products; a faster than anticipated decrease in the average unit selling prices or an increase in the manufactured cost of our products; delays in product development; our reliance on third-party suppliers and subcontractors for components and assembly; our ability to attract and retain key technical personnel; our ability to benefit from our research and development activities as well as government grants related thereto; our dependence on international sales and internationally produced products; changes in accounting standards; and any resulting regulatory changes on our business. These and other factors could cause actual results to differ materially from those in the forward-looking statements and are discussed elsewhere in this Form 10-Q, in our other filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

EMULEX CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	March 30, 2014	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$209,303	$105,637
Accounts receivable, net of allowance for doubtful accounts of $1,074 and $1,293 at March 30, 2014 and June 30, 2013, respectively	71,073	82,363
Inventories	25,721	23,897
Prepaid income taxes and income tax receivable	4,131	10,166
Prepaid expenses and other current assets	19,328	14,113
Deferred income taxes	3,137	3,137
Total current assets	332,693	239,313
Property and equipment, net of accumulated depreciation and amortization of $155,983 and $145,942 at March 30, 2014 and June 30, 2013, respectively	60,736	62,415
Goodwill	248,519	248,519
Intangible assets, net	115,868	139,298
Other assets	22,165	21,164
Total assets	$779,981	$710,709
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	25,497	27,725
Accrued and other current liabilities	47,149	43,861
Total current liabilities	72,646	71,586
Convertible senior notes	145,062	—
Other liabilities	5,434	4,924
Deferred income taxes	17,048	17,048
Accrued taxes	29,526	29,526
Total liabilities	269,716	123,084
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	—	—
Common stock, $0.10 par value; 240,000,000 shares authorized; 110,539,613 and 108,896,648 issued at March 30, 2014 and June 30, 2013, respectively	11,054	10,890
Additional paid-in capital	1,311,303	1,279,839
Accumulated deficit	(487,221)	(472,354)
Accumulated comprehensive loss	(1,937)	(2,370)
Treasury stock, at cost; 29,835,263 and 17,592,322 shares at March 30, 2014 and June 30, 2013, respectively	(322,934)	(228,380)
Total stockholders’ equity	510,265	587,625
Total liabilities and equity	$779,981	$710,709
See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Net revenues	$109,730	$116,786	$347,558	$358,198
Cost of sales:
Cost of goods sold	37,864	41,464	119,664	130,087
Amortization of core and developed technology intangible assets	6,240	5,478	18,639	15,775
Patent litigation damages, injunction related royalties and technology license fees	1,978	1,426	5,833	3,376
Total cost of sales	46,082	48,368	144,136	149,238
Gross profit	63,648	68,418	203,422	208,960
Operating expenses:
Engineering and development	37,119	43,661	119,550	122,244
Selling and marketing	18,349	17,179	57,290	45,685
General and administrative	12,413	9,526	32,449	29,021
Amortization of other intangible assets	1,584	1,488	4,791	4,376
Total operating expenses	69,465	71,854	214,080	201,326
Operating (loss) income	(5,817)	(3,436)	(10,658)	7,634
Non-operating income (expense), net:
Interest income	5	15	25	23
Interest expense	(2,356)	(7)	(3,506)	(11)
Other income (expense), net	(135)	(4,481)	(118)	(4,844)
Total non-operating expense, net	(2,486)	(4,473)	(3,599)	(4,832)
(Loss) income before income taxes	(8,303)	(7,909)	(14,257)	2,802
Income tax provision (benefit)	(1,104)	(1,065)	610	3,406
Net loss	$(7,199)	$(6,844)	$(14,867)	$(604)
Net loss per share:
Basic	$(0.09)	$(0.08)	$(0.17)	$(0.01)
Diluted	$(0.09)	$(0.08)	$(0.17)	$(0.01)
Number of shares used in per share computations:
Basic	80,883	90,590	86,403	90,000
Diluted	80,883	90,590	86,403	90,000
See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Income
(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Net loss	$(7,199)	$(6,844)	$(14,867)	$(604)
Other comprehensive loss:
Foreign currency translation adjustments	324	(261)	433	(52)
Comprehensive loss	$(6,875)	$(7,105)	$(14,434)	$(656)
See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended
	March 30, 2014	March 31, 2013
Cash flows from operating activities:
Net loss	$(14,867)	$(604)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	14,375	13,173
Share-based compensation expense	12,226	16,267
Amortization of intangible assets	23,430	20,151
Provision for losses on accounts receivable	(218)	(480)
Accretion of debt discount on convertible senior notes and amortization of debt issuance costs	2,326	—
Accrued interest income, net	—	(61)
(Gain) loss on sale or disposal of property and equipment	(6)	276
Deferred income taxes	—	(958)
Excess tax benefit from share-based compensation	—	(28)
Foreign currency adjustments	508	363
Changes in assets and liabilities:
Accounts receivable	11,508	1,523
Inventories	(1,824)	(2,967)
Prepaid expenses, prepaid income taxes and other assets	3,973	(12,831)
Accounts payable, accrued liabilities, and other liabilities	(202)	(44,178)
Accrued taxes	—	2,958
Net cash provided by (used in) operating activities	51,229	(7,396)
Cash flows from investing activities:
Net proceeds from sale of property and equipment	2	17
Purchases of property and equipment	(13,065)	(10,339)
Acquisition of Endace Limited, net of cash acquired	—	(107,709)
Purchases of investments	—	(14,030)
Maturities of investments	—	42,471
Net cash used in investing activities	(13,063)	(89,590)
Cash flows from financing activities:
Issuance of convertible senior notes	175,000	—
Repurchase of common shares and accelerated share repurchase forward contract	(103,039)	—
Purchases of non-controlling interests in Endace Limited	—	(11,876)
Debt issuance costs	(5,317)	—
Change in restricted cash	9	—
Payroll tax withholdings on behalf of employees for restricted stock	(4,128)	(3,937)
Proceeds from issuance of common stock under stock plans	2,680	2,634
Excess tax benefit from share-based compensation expense	—	28
Net cash provided by (used in) financing activities	65,205	(13,151)
Effect of exchange rates on cash and cash equivalents	295	160
Net increase (decrease) in cash and cash equivalents	103,666	(109,977)
Cash and cash equivalents at beginning of period	105,637	201,048
Cash and cash equivalents at end of period	$209,303	$91,071
See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Basis of Presentation
In the opinion of the management of Emulex Corporation (Emulex or the Company), the accompanying unaudited condensed consolidated financial statements contain adjustments, which are normal recurring accruals necessary to present fairly the Company’s consolidated financial position, results of operations, comprehensive (loss) income, and cash flows. Interim results for the three and nine months ended March 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending June 29, 2014. The accompanying condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. The preparation of the condensed consolidated financial statements requires the use of estimates and actual results could differ materially from management’s estimates.
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
Prior year amounts include retroactive preliminary purchase price allocation adjustments related to the Endace acquisition.
Supplemental Cash Flow Information

	Nine Months Ended
	March 30, 2014	March 31, 2013
	(in thousands)
Cash paid during the period for:
Interest	$31	$11
Income taxes	3,395	3,295
Non-cash activities:
Purchases of property and equipment not paid, net	379	253
Treasury stock purchases not settled	367	—
Accrued payroll tax withholdings for shares issued to employees	5	—
Release of In-Process Research & Development (IPRD) to Developed Technology	8,070	—
2. Business Combination
Acquisition of Endace Limited
On February 26, 2013, the Company acquired 89.6% of the outstanding common stock and all of the outstanding stock options of Endace for cash consideration of approximately $110.4 million. As of April 25, 2013, Emulex acquired the outstanding non-controlling interest for approximately $12.0 million and obtained ownership of 100% of Endace.
3. Fair Value Measurements
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

Level 3 -	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Assets and Liabilities Measured at Fair Value on a recurring basis:

	March 30, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents
	(in thousands)
Cash	$179,303	$—	$—	$179,303	$179,303
Level 1:
Money market funds	30,000	—	—	30,000	30,000
Level 2:
None	—	—	—	—	—
Level 3:
None	—	—	—	—	—
	$209,303	$—	$—	$209,303	$209,303

	June 30, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents
	(in thousands)
Cash	$75,637	$—	$—	$75,637	$75,637
Level 1:
Money market funds	30,000	—	—	30,000	30,000
Level 2:
None	—	—	—	—	—
Level 3:
None	—	—	—	—	—
	$105,637	$—	$—	$105,637	$105,637
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
The Company measures the fair value of its assets acquired and liabilities assumed in a business combination, and goodwill and other long lived assets when they are held for sale or determined to be impaired. There were no such non-recurring measurements during the third quarter of fiscal 2014.
Fair Value of Financial Instruments
See Note 9 for the fair value disclosures over the convertible senior notes.
4. Inventories
Inventories are summarized as follows:

	March 30, 2014	June 30, 2013
	(in thousands)
Raw materials	$7,466	$6,585
Finished goods	18,255	17,312
	$25,721	$23,897
5. Goodwill and Intangible Assets, net
There was no activity in goodwill during the nine months ended March 30, 2014.
The Company tests goodwill for impairment annually during the fourth fiscal quarter and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. Given the recent volatility of the Company's market capitalization and lower than expected revenues in the Visibility segment, it is reasonably possible that the Company could record an impairment charge by fiscal year end when the annual impairment test is performed.
Intangible assets, net, are as follows (in thousands):

	March 30, 2014			June 30, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Core technology and patents	$77,345	$(74,912)	$2,433	$77,345	$(71,132)	$6,213
Developed technology	249,170	(146,573)	102,597	241,100	(127,934)	$113,166
Customer relationships	4,900	(2,866)	2,034	4,900	(2,197)	$2,703
Tradenames	8,439	(5,438)	3,001	8,439	(5,179)	$3,260
Other	287	(214)	73	837	(681)	$156
Total amortizable intangible assets:	340,141	(230,003)	110,138	332,621	(207,123)	$125,498
In-process research and development	5,730	—	5,730	13,800	—	13,800
Total intangible assets, net:	$345,871	$(230,003)	$115,868	$346,421	$(207,123)	$139,298
The amortizable intangible assets are being amortized on a straight-line basis over expected useful lives ranging from approximately one to thirteen years. Aggregate amortization expense for intangible assets for the three months ended March 30, 2014 and March 31, 2013, was approximately $7.8 million and $7.0 million, respectively. Aggregate amortization expense for intangible assets during the nine months ended March 30, 2014 and March 31, 2013, was approximately $23.4 million and $20.2 million, respectively.
The following table presents the estimated future aggregate amortization expense of intangible assets as of March 30, 2014 (in thousands):

Remainder of 2014	$7,823
2015	27,285
2016	26,142
2017	9,615
2018	6,218
Thereafter	33,055
$110,138
6. Accrued and Other Current Liabilities
Components of accrued and other current liabilities are as follows:

	March 30, 2014	June 30, 2013
	(in thousands)
Payroll and related costs	$15,224	$22,267
Warranty liability	2,458	2,660
Accrued rebates	4,695	4,162
Deferred revenues	5,427	5,363
Restructuring	5,399	—
Dismissal Agreement, patent litigation settlement, damages, and sunset period royalties payable to Broadcom Corporation (1)	6,143	831
Other	7,803	8,578
	$47,149	$43,861
(1) See Note 8.

The Company provides a warranty of between one to five years on its products. The Company records a provision for estimated warranty related costs at the time of sale based on historical product return rates and the Company’s estimates of future costs of fulfilling its warranty obligations. Changes to the warranty liability during nine months ended March 30, 2014 were:

(in thousands)
Balance at beginning of period	$2,660
Accrual for warranties issued	1,046
Changes to pre-existing warranties (including changes in estimates)	(621)
Settlements made (in cash or in kind)	(627)
Balance at end of period	$2,458
7. Restructuring
During the second quarter of fiscal 2014, the Company initiated a restructuring plan designed to streamline business operations and reduce operating expenses. The restructuring actions include a reduction in workforce of approximately 15%, the consolidation of certain engineering facilities, and the closure of the Company's Bolton, Massachusetts facility. All restructuring actions impacted the Connectivity segment. During the three months ended March 30, 2014, the Company recorded an additional charge of approximately $0.4 million related to retention bonuses and a change in estimate. The Company expects to incur additional restructuring costs of approximately $0.3 million related to retention bonuses in the fourth quarter of fiscal 2014. The expected completion date of the restructuring plan is at the end of fiscal 2014. A summary of the restructuring and other related charges, the balance of which is included within Accrued and Other Current Liabilities on the Company's Condensed Consolidated Balance Sheets, consisted of the following:

	One-time employee termination benefits	Contract termination costs	Total
	(in thousands)
Balance at July 1, 2013	$—	$—	$—
Charges	7,292	574	7,866
Payments	(2,467)	—	(2,467)
Balance at March 30, 2014	$4,825	$574	$5,399
A summary of restructuring costs, by functional line item in the condensed consolidated statements of operations is as follows:

	Three Months Ended March 30, 2014	Nine Months Ended March 30, 2014
	(in thousands)
Cost of goods sold	$2	$279
Engineering and development	230	5,489
Selling and marketing	90	758
General and administrative	94	1,340
	$416	$7,866
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
On May 26, 2010, Broadcom filed a separate patent infringement lawsuit against the Company in the District Court. The 2010 lawsuit alleged infringement of a Broadcom patent covering certain data and storage networking technologies by certain Emulex products. Broadcom sought a judgment for damages, injunctive relief, and an award of attorneys’ fees and costs.
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
After a nearly three week trial that ended October 6, 2011, the jury reached a partial verdict involving two out of the six patents. The District Court determined that one of the patents (U.S. Patent 7,058,150) [the ‘150 patent] had been infringed by Emulex, and the jury rendered an advisory verdict on October 12, 2011 to the District Court that it is not invalid, and awarded approximately $0.4 million in damages with respect to that patent. The jury reached a unanimous verdict of non-infringement on another patent relating to Emulex Fibre Channel switch products. A mistrial was declared concerning the remaining four patents (U.S. Patent 7,471,691) [the ‘691 patent] and (U.S. Patent 6,424,194; 7,486,124; and 7,724,057) [collectively, the ‘194 Patent family], for which no unanimous verdict was reached. On December 15, 2011, the District Court issued judgments as a matter of law (JMOL) that the two patents, on which the jury had rendered advisory verdicts, were not invalid. On December 16, 2011, the District Court issued an additional JMOL that the ‘691 Patent had been infringed by Emulex. The ‘150 Patent, particularly Claim 8 considered at the trial, pertains to the use of multiple lanes of phase interpolators, and products that utilize clock and data recovery (CDR) circuits in SerDes modules on an application specific integrated circuit (ASIC). The ‘691 Patent, particularly Claim 7 considered at the trial, pertains to Fibre Channel arbitrated loop switch crossbars and scoreboards, and products that utilize specialized ASICs used in storage arrays and pass-through modules. The Company filed an appeal for both the ‘150 Patent and ‘691 Patent infringement findings with the U.S. Court of Appeals for the Federal Court (Appeals Court), which affirmed the jury’s and District Court’s findings.
On March 16, 2012, the District Court issued a decision concerning injunctive relief for the ‘150 and ‘691 patents. The decision provided, in part, for a sunset period of 18 months relating to the ‘150 patent, starting on October 12, 2011. The decision further provided for a sunset period of 18 months relating to the ‘691 patent, starting on December 16, 2011. The affected products for the ‘150 patent include the BE2, BE3, XE201, and SOC 442 ASICs, and products containing them, and products not colorably different from them. The affected products for the ‘691 patent include the SOC 320, SOC 422, and SOC 442 ASICs, products containing them, and products not colorably different from them. The sunset period allowed the Company to sell the affected products to existing customers for specific customer devices, subject to limitations relating to when the products had been qualified and when certain firm orders had been placed. The decision further provided for the Company to pay a royalty of nine percent on all sales of such products made during the sunset period, and also provided that foreign sales (outside the U.S.) are beyond the scope of the suit. On April 3, 2012, the District Court issued a permanent injunction (2012 Permanent Injunction) which, with respect to both the ‘150 and ‘691 patents, further describe the prohibited activities, contain sunset provision terms including royalty rates and computations, limit the territory to allow sales of products that are manufactured outside the U.S. to customers located outside the U.S., permit design around efforts including modifications and design, development, and testing to eliminate infringement, and permit service and technical support for certain products.
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
During the first quarter of fiscal 2013, the Company made a payment of approximately $58.0 million to Broadcom pursuant to the Settlement Agreement, approximately $36.8 million of which was expensed in fiscal 2012. The remainder of approximately $21.2 million was recorded as prepaid license fees and is being amortized to cost of goods sold over the ten year license term in proportion to the estimated future revenues of such licensed technology. As of March 30, 2014, the unamortized prepaid license fee was approximately $14.1 million, of which approximately $3.9 million was recorded in prepaid expenses and other current assets and approximately $10.2 million was recorded in other assets. The Company recognized amortization expense related to such prepaid license fees of approximately $1.0 million and $3.0 million during the three and nine months ended March 30, 2014, respectively, and approximately $1.0 million and $2.9 million during the three and nine months ended March 31, 2013, respectively.
While the Company has contractual commitments from its suppliers concerning the defense and indemnification of certain Broadcom claims relating to certain technology provided by such suppliers, it cannot be certain that such defense and indemnification obligations will be honored by such suppliers. Through March 30, 2014, the Company has incurred approximately $20.7 million of mitigation, product redesign and appeal related expenses, of which approximately $5.1 million and $8.6 million were recorded during the three and nine months ended March 30, 2014, respectively. The Company expects to incur incremental mitigation, product redesign, and appeal related expenses up to $1 million, to be recorded within operating expenses, and expects the majority of such expenses to be incurred in fiscal 2014. Engineering and development costs will include expenses for activities to redesign, design around, modify, design, develop, test and requalify certain of the affected products, and to implement the end of life processes in the U.S. for certain other affected products. Sales and marketing costs will include expenses for customer support, pre-production samples, education and training, and other miscellaneous costs. In addition, the Company has agreed to participate in certain customer royalty obligations arising under license agreements with Broadcom with respect to the infringing products. Through March 30, 2014, the Company has recorded approximately $3.8 million in cost of sales related to such customer obligations, of which approximately $1.0 million and $2.8 million were recorded in cost of sales for the three and nine months ended March 30, 2014, respectively. The Company may incur additional amounts related to these obligations in the range of $1 million to $3 million during the remainder of fiscal 2014, with approximately $5 million in future periods, all of which will reduce gross margins in the periods accrued.
Effective March 30, 2014, the Company and Broadcom entered into a Dismissal and Standstill Agreement (the "Dismissal Agreement") pursuant to which the Company and Broadcom entered into certain understandings with respect to outstanding claims relating to and arising out of the patent infringement suit identified as Broadcom Corporation v. Emulex Corporation, Civil Action No. 8:09-cv-01058 (C.D.Cal.) brought by Broadcom against Emulex.
Pursuant to the terms of the Dismissal Agreement, Emulex has agreed to pay Broadcom, a non-refundable, non-cancelable dismissal and standstill fee for $5 million reflected in the accompanying financial statements in Accrued and Other Current Liabilities as of March 30, 2014 and General and Administrative expense for the three and nine months ended March 30, 2014.
Pursuant to the terms of the Dismissal Agreement, both parties agreed to dismiss, without prejudice, the unresolved claims by Broadcom, which were to be considered in a retrial scheduled for September 2014 (the "Dismissal Claims"). Emulex and Broadcom jointly submitted a request for Order on Joint Stipulation to Dismiss Claims Without Prejudice and Vacate Trial Date to the relevant court, and the court issued such Order on Joint Stipulation to Dismiss Claims Without Prejudice and Vacate Trial Date on April 2, 2014.
Broadcom agreed for a period of one year from entering into the Dismissal Agreement to provide advance notice to Emulex of future patent assertions and to participate in good faith dispute resolution procedures; and agreed to a one-year standstill in making any claims against Emulex, its subsidiaries or customers, or any third party suppliers of serializer/deserializer function blocks to Emulex. The standstill applies only to the extent the Broadcom claims would allege infringement on the SerDes Patents (as defined below) based solely on the use, manufacture, sale or import of certain Emulex products that were accused in the suit (Standstill Products). For purposes of the Dismissal Agreement, SerDes Patents means (i) U.S. Patent Nos. 6,424,194; 7,038,516; 7,125,169; 7,486,124; and 7,724,057, and any reissues, foreign counterparts, continuations, continuations-in-part, divisionals or reexaminations of the patents listed in clause (i). The Dismissal Agreement does not prevent, after the expiration of the one year standstill, Broadcom from bringing an infringement claim seeking an injunction or damages with respect to infringement of the SerDes Patents relating to the Standstill Products.
In addition to the ongoing litigation discussed above, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of the open matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
Commitments and Contingencies
The Company provides limited indemnification in selected circumstances within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringement of certain intellectual property, and in some limited cases against bodily injury or damage to real or tangible personal property caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. As of March 30, 2014, the Company has not incurred any significant costs related to contractual indemnification of its customers.
9. Convertible Senior Notes
In November 2013, the Company issued $175.0 million aggregate principal amount of 1.75% Convertible Senior Notes due November 15, 2018 ("2018 Notes") in a private placement offering at a price equal to 100% of the principal amount thereof. Interest is payable semi-annually in arrears on May 15 and November 15 of each year, commencing May 15, 2014. The Company may be required to pay additional interest upon occurrence in certain events as outlined in the indenture governing the 2018 Notes. The 2018 Notes are unsecured and rank senior to the Company's future indebtedness that is expressly subordinated to the 2018 Notes, equal with existing and future indebtedness that are not so subordinated and junior to any future secured indebtedness, all existing and future debt and other liabilities of the Company's subsidiaries. As of March 30, 2014, the remaining term of the 2018 Notes is 4.6 years.
The 2018 Notes are convertible, subject to certain conditions, into shares of the Company's common stock at an initial conversion price of approximately $10.30 per share, or 97.13 shares of the Company's common stock per $1,000 in principal amount of the 2018 Notes. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the 2018 Notes. On or prior to August 15, 2018, holders may convert their 2018 Notes at their option under the following circumstances: (1) during any fiscal quarter after December 29, 2013, if the closing price of the Company's common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 2018 Notes was less than 98% of the product of the last reported sale price of the Company's common stock and the applicable conversion rate on such date; or (3) upon the occurrence of certain corporate transactions or specified distributions described in the indenture. Upon conversion, the principal amount of the 2018 Notes will be paid in cash and the conversion spread will be paid in shares or cash at the Company’s election. As of March 30, 2014, the “if-converted” value of the 2018 Notes did not exceed its principal amount and none of the conditions allowing holders of the 2018 Notes to convert had been met.
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
The Company evaluated the terms of the embedded stock conversion option, and concluded that the conversion option was indexed to the Company's stock. Accordingly, the conversion option was not accounted for separately as a derivative.
At the date of issuance, the Company separated the 2018 Notes into liability and equity components. The liability component was determined by measuring the fair value of a similar instrument excluding the conversion feature. The equity component, which reflects the value of the conversion feature at issuance, was recognized as the difference between the proceeds from the issuance of the 2018 Notes and the fair value of the liability component, and recorded as additional paid-in capital. The excess of the principal amount of the liability component over its carrying amount of approximately $32.0 million is being amortized to interest expense over the term of the 2018 Notes, using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions of equity classification.
The Company recorded total issuance costs of approximately $5.3 million, which have been allocated on a pro-rata basis to the debt and equity components, consistent with the allocation of the 2018 Notes. The debt issuance costs attributable to the liability component of approximately $4.3 million were recorded in other assets and are being amortized over the term of the 2018 Notes. The debt issuance costs attributable to the equity component of approximately $1.0 million were netted against the equity component of the 2018 Notes and recorded as a reduction to additional paid-in capital. Debt issuance costs, net of amortization, were approximately $4.1 million as of March 30, 2014.
The carrying values of the liability and equity components of the 2018 Notes consisted of the following as of March 30, 2014:

(in thousands)
Liability component:
Principal amount	$175,000
Less: Unamortized debt discount	(29,938)
Net carrying amount	145,062
Equity component	$31,046
The total fair value of the 2018 Notes at March 30, 2014 was $175.1 million, which was estimated based on recent market transaction prices, a Level 2 fair value measurement (Note 3).
The following table sets forth total interest expense recognized related to the 2018 Notes during the three and nine months ended March 30, 2014:

	Three Months Ended March 30, 2014	Nine Months Ended March 30, 2014
	(in thousands)
Contractual coupon interest expense	$766	$1,149
Amortization of debt issuance costs	166	245
Accretion of debt discount	1,395	2,081
Total	$2,327	$3,475

Effective interest rate	6.62%	6.62%
10. Share Repurchase Programs
In November 2013, the Company's Board of Directors approved a $200.0 million share repurchase program that superseded the existing share repurchase program authorized in August 2008. The share repurchases are authorized to be completed through the combination of individually negotiated transactions, accelerated share buybacks, and open market purchases.
On November 13, 2013, the Company entered into an accelerated stock buyback agreement ("ASB") with Goldman, Sachs & Co. (Goldman Sachs) to repurchase an aggregate of approximately $44.3 million of outstanding common stock. The ASB is expected to be completed by May 19, 2014. Under the ASB, the Company paid approximately $44.3 million to Goldman Sachs on November 18, 2013, and Goldman Sachs delivered to the Company approximately 4.6 million shares of common stock, reflecting 80% of the $44.3 million paid. For accounting purposes, the ASB is considered a treasury stock purchase for the initial shares delivered, and a forward contract indexed to the Company's common stock for the shares to be delivered under the ASB. The forward contract is not required to be separately accounted for as a derivative. The Company accounted for the 4.6 million shares delivered as treasury stock, which reduced the outstanding common shares used to calculate basic and diluted EPS. The 20% holdback, approximately $8.9 million, was recorded in additional paid-in capital, which will be reclassified to treasury stock as the remaining shares are delivered. Upon final settlement of the ASB, the Company may receive additional shares or pay additional cash or shares (at the Company's option), based on the daily volume weighted average market price (VWAP) of the Company’s common stock over the course of a calculation period, less a discount, and is subject to certain adjustments under the ASB. Increases in the VWAP during the remaining ASB term will decrease the shares to be delivered to the Company by Goldman Sachs, or could result in cash or shares delivered by the Company to Goldman Sachs, while decreases in the daily VWAP during the remaining ASB term will increase the shares to be delivered to the Company by Goldman Sachs. Upon final settlement, outstanding shares will be adjusted to reflect the final shares delivered by the Company or Goldman Sachs, and amounts settled in cash by the Company, if any, will be recorded to treasury stock. The ASB is subject to customary termination and adjustment provisions following the occurrence of specified events, including major corporate transactions such as announcements of mergers and acquisitions.

The Company repurchased, in the open market and not a part of the ASB, approximately 0.5 million shares of its common stock during the three months ended March 30, 2014 at an average price of $7.39 per share for a total of approximately $3.4 million, recorded as treasury stock. During the nine months ended March 30, 2014, the Company repurchased approximately 12.3 million shares, at an average price of $7.72, for a total of approximately $94.5 million, recorded as treasury stock, which included the 4.6 million shares repurchased through the ASB for approximately $35.4 million and approximately 7.7 million shares from the open market and the individually negotiated transactions for approximately $59.1 million. Based upon the timing of the transactions, approximately $0.4 million of shares repurchased in the open market had not settled as of March 30, 2014. These shares are excluded from outstanding shares at the end of the current quarter and have been settled in cash during the fourth quarter of fiscal 2014.
As of March 30, 2014, approximately $96.6 million remains under the authorized repurchase program (exclusive of the remaining unsettled forward amount of the ASB).
11. Stock-Based Compensation
A summary of stock-based compensation expense, by functional line item in the condensed consolidated statements of operations is as follows:

	Three Months Ended		Nine Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
	(in thousands)
Cost of goods sold	$233	$248	$469	$744
Engineering and development	1,243	2,606	4,279	7,518
Sales and marketing	962	890	3,038	2,576
General and administrative	1,472	1,594	4,440	5,429
	$3,910	$5,338	$12,226	$16,267

A summary of stock option activity for the nine months ended March 30, 2014 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Options outstanding at June 30, 2013	4,220,262	$12.28	2.47	$0.6
Options granted	221,474	$7.56
Options exercised	(78,499)	$4.80
Options expired	(1,119,055)	$17.88
Options forfeited	(79,129)	$7.61
Options outstanding at March 30, 2014	3,165,053	$10.27	2.17	$0.5
Options vested and expected to vest at March 30, 2014	3,136,858	$10.30	2.13	$0.5
Options exercisable at March 30, 2014	2,672,150	$10.82	1.63	$0.4
A summary of outstanding and unvested stock awards activity for nine months ended March 30, 2014 is as follows:

	Number of Awards	Weighted Average Grant Date Fair Value
Awards outstanding at June 30, 2013	3,413,522	$7.74
Awards granted	2,477,365	$7.51
Awards vested	(1,648,734)	$8.30
Awards canceled / forfeited	(598,695)	$7.68
Awards outstanding at March 30, 2014	3,643,458	$7.34
Awards vested and expected to vest at March 30, 2014	3,234,694

A summary of Cash-Settled Unit Award activity for the nine months ended March 30, 2014 is as follows:

	Number of Awards	Weighted Average Grant Date Fair Value
Awards outstanding at June 30, 2013	552,723	$7.41
Awards granted	11,145	$7.74
Awards vested	(175,805)	$7.58
Awards canceled / forfeited	(68,911)	$7.58
Awards outstanding at March 30, 2014	319,152	$7.30
Awards vested and expected to vest at March 30, 2014	295,708
As of March 30, 2014, the liability related to Cash-Settled Unit Awards was approximately $1.3 million.
As of March 30, 2014, there was approximately $17.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. Such cost is expected to be recognized over a weighted-average period of approximately 1.4 years.
12. Income Taxes
As of March 30, 2014, the liability for income taxes associated with uncertain tax positions was approximately $42.7 million for which a reasonably reliable estimate for the period of payment cannot be made. If fully recognized, approximately $29.5 million of such liability would impact the Company’s effective tax rate. Absent any resolution of the on-going audit by the Internal Revenue Service (IRS) discussed below, the Company does not expect that the liability for unrecognized tax benefits will change significantly within the next 12 months.
The Company’s federal income tax returns for fiscal years 2008 to 2013 and California income tax returns for fiscal years 2008 to 2012 are open as the statutes of limitations have not yet expired or have been extended. The Company’s California income tax returns for fiscal years 2008 and 2009 are currently under examination by the California Franchise Tax Board. The Company is also currently under audit by various state and international taxing authorities. In foreign jurisdictions, with few exceptions, the Company is subject to examinations for all years subsequent to fiscal 2009. The Company does not expect any audits for these foreign jurisdictions to have a material effect on the results of operations or financial position.
The IRS completed its examination of the Company’s federal income tax returns for fiscal years 2008 and 2009 and the amended return filed for fiscal year 2007 and issued a 30-Day Letter in March 2014. In the 30-Day Letter, the IRS proposed adjustments related to the amount of "buy-in-payments" made by one of the international subsidiaries to the Company in connection with the cost-share agreement entered into by the Company and its international subsidiary in fiscal year 2008. The incremental tax liability asserted in the 30-Day Letter is approximately $70.0 million, excluding interest and penalties. Upon the 30th day from the issuance of the 30-Day Letter from the IRS, additional interest will be accrued and may adversely impact the Company’s tax provision, net income/(loss) and cash flows. The Company disagrees with the IRS' proposed adjustments and the basis for its positions, and is in the process of responding to the 30-Day letter and will administratively appeal to the IRS Appeals Office.
The Company has previously accrued for what it believes are adequate amounts of tax and related interest, if any, that may result from these state and federal examinations. Such accruals are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations with tax authorities, identification of new issues, and issuance of new regulations or case law. If the ultimate resolution of these examinations are substantially different from the Company’s estimate of any potential associated liabilities, the resulting adjustments could have a material adverse effect on Emulex’s tax provision, net income/(loss) and cash flows.

13. Net (Loss) Income Per Share
The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended		Nine Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
	(in thousands, except per share data)
Numerator
Net (loss) income	(7,199)	(6,844)	(14,867)	(604)
Less: Undistributed earnings allocated to participating securities	—	—	—	—
Undistributed earnings allocated to the Company’s common stockholders for basic net (loss) income per share	$(7,199)	$(6,844)	$(14,867)	$(604)
Add: Adjustment for interest expense on convertible senior notes, net of tax	—	—	—	—
Undistributed earnings allocated to the Company’s common stockholders for diluted net (loss) income per share	(7,199)	(6,844)	(14,867)	(604)

Denominator:
Denominator for basic net (loss) income per share - weighted average shares outstanding	80,883	90,590	86,403	90,000
Effect of dilutive securities:
Dilutive options outstanding, unvested stock units, and ESPP	—	—	—	—
Dilutive common shares from the conversion spread of convertible senior notes	—	—	—	—
Dilutive common shares from forward contract of the accelerated share buyback (ASB)	—	—	—	—
Denominator for diluted net (loss) income per share - adjusted weighted average shares outstanding	80,883	90,590	86,403	90,000
Basic net (loss) income per share	$(0.09)	$(0.08)	$(0.17)	$(0.01)
Diluted net (loss) income per share	$(0.09)	$(0.08)	$(0.17)	$(0.01)
Antidilutive options and unvested stock excluded from the computations	4,665	5,908	5,353	6,178

The antidilutive stock options and unvested stock were excluded from the computation of diluted net income per share due to the assumed proceeds from the award’s exercise or vesting being greater than the average market price of the common shares or due to the Company incurring a net loss in the periods presented.
As the principal amount of the 2018 Notes (Note 9) will be settled in cash upon conversion, only the conversion spread relating to the 2018 Notes will be included in the calculation of diluted net income per common share. As such, the 2018 Notes will have no impact on diluted net income per common share until the price of the Company's common stock exceeds the conversion price (initially $10.30, subject to adjustments) of the 2018 Notes. When the market price of the Company's stock exceeds the conversion price, the effect of the additional shares that may be issued upon conversion of the 2018 Notes will be included in the diluted net income per common share calculation. During the three and nine month periods ended March 30, 2014, there were no anti-dilutive shares resulting from the 2018 Notes as the price of the Company's common stock did not exceed the conversion price. The forward contract component of the ASB (Note 10) was not in a dilutive position as of March 30, 2014 and accordingly, there were no antidilutive shares resulting from the ASB during the three and nine month periods ended March 30, 2014.
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

	Three Months Ended		Nine Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
	(in thousands)
Net revenues:
Connectivity	$102,672	$111,913	$320,755	$353,325
Visibility	7,058	4,873	26,803	4,873
Consolidated net revenues	$109,730	$116,786	$347,558	$358,198

Adjusted operating (loss) income:
Connectivity	17,107	15,253	53,967	55,911
Visibility	(3,085)	(461)	(5,817)	(461)
Subtotal	14,022	14,792	48,150	55,450
Reconciling items:
Stock-based compensation	(3,910)	(5,338)	(12,226)	(16,267)
Amortization of intangibles	(7,824)	(6,966)	(23,430)	(20,151)
Patent litigation damages, license fees and royalties	(1,978)	(1,426)	(5,833)	(3,376)
Mitigation expenses related to the Broadcom patents	(5,104)	(3,026)	(8,553)	(4,490)
Restructuring activities	(416)	—	(7,866)	—
Other	(607)	(1,472)	(900)	(3,532)
Reconciling items	(19,839)	(18,228)	(58,808)	(47,816)
Operating (loss) income	(5,817)	(3,436)	(10,658)	7,634

			March 30, 2014	June 30, 2013
			(in thousands)
Total assets:
Connectivity			$625,687	$549,443
Visibility			154,294	161,266
			$779,981	$710,709
Goodwill:
Connectivity			$177,290	$177,290
Visibility			71,229	71,229
			$248,519	$248,519

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
As of March 30, 2014, we had a total of 1,156 employees.
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
Business Operating Segments
With our acquisition of Endace, our network connectivity, monitoring and management solutions are now broken into two business operating segments consisting of three product lines. Beginning with the first quarter of fiscal 2014, our Connectivity Segment (formerly referred to as the Networking segment), which consists of legacy Emulex products, includes two product lines - Network Connectivity Products (NCP) and Storage Connectivity and Other Products (SCOP). We believe that this new product line reporting is more consistent with how third party analysts view our addressable networking segment markets, and will provide a more transparent view of our business. Our Visibility Segment consists of Network Visibility Products (NVP) acquired through the Endace acquisition.
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
SCOP includes Emulex InSpeed®, switch-on-a-chip (SOC) and backend connectivity, bridge and router products, Pilot™ Integrated Baseboard Management Controllers (iBMCs), certain legacy products and other products and services. Many of these products are deployed inside storage arrays, tape libraries, and other storage appliances, connecting storage controllers to storage capacity, delivering improved performance, reliability, and connectivity. Such products use industry standard protocols including Fibre Channel, Serial Attached Small Computer Interface (SAS), and Serial Advanced Technology Attachment (SATA), and support the broadest range of Hard Disk Drive (HDD) and Solid State Disk (SSD) technologies. Our iBMC solutions revolutionized the industry for enterprise servers by integrating the BMC, super I/O, graphics controller and Remote Keyboard, Video, Mouse and Storage (KVMS) functionality into a single ASIC, providing significant cost savings to data center managers. Like a standard BMC, when embedded in a server system or appliance, the iBMC simplifies the management of the remote server systems and appliances, whether physical or virtual servers, thereby reducing operational costs.
Visibility Segment Products:
NVP consists entirely of the recently acquired Endace® family of network visibility products that address Networking Recording Market (NRM) for high speed networks. The EndaceProbe™ Intelligent Network Recorder (INR) captures, indexes and stores network traffic history in order to help organizations troubleshoot problems and respond to network security breaches. EndaceVision™ Network Visibility Software is a browser-based network traffic search engine that provides users with a unique ‘window’ into high speed networks. Through EndaceVision, users can search and receive packets of interest from anywhere across a globally distributed network of Endace systems through a single, browser-based user interface. The EndaceODE™ Open Application Platform is designed specifically to host packet-processing applications in managed data center environments. These flexible and scalable systems are used extensively by organizations that demand the very highest levels of packet capture accuracy and processing performance of their hosting platforms. EndaceAccess™ Network Visibility Head-End systems give organizations access to 40GbE and 100GbE network segments that they need to measure, monitor and protect their networks with industry standard 10Gb per second capable monitoring and security tools. EndaceFlow™ NetFlow Generator Appliances are designed to specifically offload the work from network elements and deliver 100% accurate NetFlow in the right format to the tools that need to consume it. Underpinning all of the Endace family of network visibility and recording products are the EndaceDAG™ Data Capture Cards that are integrated into the EndaceProbe INR appliances and sold as stand-alone components for use in a wide range of monitoring and security systems.
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
Through March 30, 2014, we incurred approximately $20.7 million in mitigation, product redesign and appeal related expenses of which approximately $5.1 million and $8.6 million were recorded during the three and nine months ended March 30, 2014, respectively. We expect to incur incremental mitigation, product redesign, appeal related expenses up to $1 million, to be recorded within operating expenses, and expect the majority of such expenses to be incurred in fiscal 2014. Engineering and development costs will include expenses for activities to redesign, design around, modify, design, develop, test and requalify certain of our affected products, and to implement our end of life processes in the U.S. for certain other affected products. Sales and marketing costs will include expenses for customer support, pre-production samples, education and training, and other miscellaneous costs. In addition, we have agreed to participate in certain customer royalty obligations arising under their licensing agreements with Broadcom related to certain Emulex infringing products. Through March 30, 2014, Emulex has recorded approximately $3.8 million in cost of sales related to such customer obligations, of which approximately $1.0 million and $2.8 million were recorded in cost of sales for the three and nine months ended March 30, 2014, respectively. We may incur additional amounts related to these obligations in the range of $1 million to $3 million during the remainder of fiscal 2014, with approximately $5 million in future periods, all of which will reduce gross margins in the periods accrued.
Effective March 30, 2014, Emulex and Broadcom entered into a Dismissal and Standstill Agreement (the "Dismissal Agreement") pursuant to which Emulex and Broadcom entered into certain understandings with respect to the outstanding claims relating to arising out of the patent infringement suit. Pursuant to the terms of the Dismissal Agreement, we agreed to pay Broadcom a non-refundable, non-cancelable dismissal and standstill fee in the amount of $5 million reflected in the accompanying financial statements in Accrued and Other Current Liabilities and General and Administrative expense.
See Note 8 in the accompanying notes to condensed consolidated financial statements under the caption “Litigation” in Part I, Item 1 of this Form 10-Q.
Results of Operations
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements included elsewhere herein.

	Percentage of Net Revenues
	Three Months Ended		Nine Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Net revenues	100%	100%	100%	100%
Cost of sales:
Cost of goods sold	34%	35%	34%	36%
Amortization of core and developed technology intangible assets	6%	5%	5%	5%
Patent litigation damages, injunction related royalties and technology license fees	2%	1%	2%	1%
Total cost of sales	42%	41%	41%	42%
Gross profit	58%	59%	59%	58%
Operating expenses:
Engineering and development	34%	38%	35%	34%
Selling and marketing	17%	15%	17%	13%
General and administrative	11%	8%	9%	8%
Amortization of other intangible assets	1%	1%	1%	1%
Total operating expenses	63%	62%	62%	56%
Operating (loss) income	(5)%	(3)%	(3)%	2%
Non-operating income (expense), net:
Interest income	—%	—%	—%	—%
Interest expense	(2)%	—%	(1)%	—%
Other income (expense), net	—%	(4)%	—%	(1)%
Total non-operating income (expense), net	(2)%	(4)%	(1)%	(1)%
(Loss) income before income taxes	(7)%	(7)%	(4)%	1%
Income tax provision (benefit)	(1)%	(1)%	—%	(1)%
Net (loss) income	(6)%	(6)%	(4)%	—%
Three months ended March 30, 2014, compared to three months ended March 31, 2013
Net Revenues. Net revenues for the three months ended March 30, 2014, decreased by approximately $7.1 million, or 6%, to approximately $109.7 million, compared to approximately $116.8 million for the three months ended March 31, 2013.
Net Revenues by Operating Segment and Product Line
Net revenues by operating segment and product line were as follows:

Net Revenues by Operating Segment and Product Line
	Three Months Ended March 30, 2014	Percentage of Net Revenues	Three Months Ended March 31, 2013	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
Connectivity Segment:
Network Connectivity Products	$77,905	71%	$85,166	73%	$(7,261)	(9)%
Storage Connectivity and Other Products	24,767	23%	26,747	23%	(1,980)	(7)%
Total Connectivity Segment	102,672	94%	111,913	96%	(9,241)	(8)%
Visibility Segment:
Network Visibility Products	7,058	6%	4,873	4%	2,185	45%
Total Net Revenues	$109,730	100%	$116,786	100%	$(7,056)	(6)%

Connectivity segment revenues decreased by approximately 8% for the three months ended March 30, 2014 compared to the three months ended March 31, 2013, primarily due to continuing weakness in the server and storage technology markets resulting from continuing concern over the global macroeconomic climate.
Fibre Channel based products account for the majority, ranging from 70% - 80%, of our NCP revenues. For the three months ended March 30, 2014, Fibre Channel based product revenue decreased by approximately 17% reflecting a decrease in units shipped of approximately 21% and an increase in average selling price of approximately 5%. The decrease in Fibre Channel based product revenues was partially offset by an increase in Ethernet based product revenues. The increase in Ethernet based product revenues of approximately 24% reflects an increase in units shipped of approximately 28% and a decrease in average selling price of approximately 3%.
SCOP revenues for the three months ended March 30, 2014 decreased by approximately $2.0 million, or 7%, compared to the three months ended March 31, 2013. The decrease was primarily due to a decrease in revenue from backend connectivity products of approximately 34%, partially offset by the increase in revenue from bridging products of approximately 10%.
The Visibility segment consists of NVP and resulted from our acquisition of Endace on February 26, 2013. NVP revenues increased by approximately $2.2 million, or 45% due to a full quarter of revenues from NVP reflected in the three months ended March 30, 2014 compared to approximately one month of revenues in the same period in the prior year.
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

Net Revenues by Major Customers
	Direct Revenues		Total Direct and Indirect Revenues (2)
	Three Months Ended March 30, 2014	Three Months Ended March 31, 2013	Three Months Ended March 30, 2014	Three Months Ended March 31, 2013
Net revenue percentage (1)
OEM:
EMC	—	—	11%	12%
Hewlett-Packard	14%	18%	21%	25%
Hon Hai Precision Industry Co., Ltd. (Foxconn Technology Group) (3)	13%	13%	—	—
IBM	26%	28%	31%	32%

(1)	Amounts less than 10% are not presented.

(2)
Customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.

(3)	Hon Hai Precision Industry Co., Ltd. is a contract manufacturer that performed manufacturing for some of our OEM customers.
Direct sales to our top five customers accounted for approximately 61% of total net revenues for the three months ended March 30, 2014, compared to approximately 68% for the three months ended March 31, 2013. Direct and indirect sales to our top five customers accounted for approximately 72% of total net revenues for the three months ended March 30, 2014, compared to approximately 79% for the three months ended March 31, 2013. Our net revenues from customers can be significantly impacted by changes to our customers’ business and their business models.
Net Revenues by Sales Channel

Net revenues by sales channel were as follows:

Net Revenues by Sales Channel
(in thousands)	Three Months Ended March 30, 2014	Percentage of Net Revenues	Three Months Ended March 31, 2013	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
OEM	$91,516	83%	$100,975	86%	$(9,459)	(9)%
Distribution	15,478	14%	13,985	12%	$1,493	11%
End-user and Other	2,736	3%	1,826	2%	$910	50%
Total net revenues	$109,730	100%	$116,786	100%	$(7,056)	(6)%
The decrease in OEM net revenues for the three months ended March 30, 2014 compared to the three months ended March 31, 2013 reflected a decrease of approximately 10% in NCP revenues. The increase in distribution and end-user and other net revenues for the three months ended March 30, 2014 compared to the three months ended March 31, 2013 was primarily due to NVP net revenues from our acquisition of Endace. We believe that the majority of our net revenues are driven by product certifications and qualifications with our OEM customers, which take products directly and indirectly through distribution and contract manufacturers. Although we view product certifications and qualifications as an important indicator of future revenue opportunities and growth for the Company, they do not necessarily ensure continued market acceptance of our products by our OEM customers. It is also very difficult to determine the future impact, if any, of product certifications and qualifications on our revenues.
Net Revenues by Geographic Territory
Our net revenues by geographic territory based on billed-to location were as follows:

Net Revenues by Geographic Territory
(in thousands)	Three Months Ended March 30, 2014	Percentage of Net Revenues	Three Months Ended March 31, 2013	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
Asia Pacific	$64,749	59%	$65,285	56%	$(536)	(1)%
United States	28,962	26%	29,713	26%	(751)	(3)%
Europe, Middle East, and Africa	15,498	14%	19,088	16%	(3,590)	(19)%
Rest of the world	521	1%	2,700	2%	(2,179)	(81)%
Total net revenues	$109,730	100%	$116,786	100%	$(7,056)	(6)%
The decrease in net revenues across all territories was due to a decrease in NCP net revenues. Asia Pacific net revenues as a percentage of total revenues increased and we expect this trend to continue as our OEM customers to continue to migrate towards using contract manufacturers that are predominately located in Asia Pacific. However, since we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.
Gross Profit. Gross profit consists of net revenues less cost of sales. Our gross profit by segment was as follows (in thousands):

	Gross Profit
	Three Months Ended March 30, 2014	Gross Profit Margin	Three Months Ended March 31, 2013	Gross Profit Margin	Increase/(Decrease)	Percentage Change
Connectivity	$59,353	58%	$66,455	59%	$(7,102)	(1)%
Visibility	4,295	61%	1,963	40%	2,332	21%
Total Gross Profit	$63,648	58%	$68,418	59%	$(4,770)	(1)%
Cost of sales includes the costs of producing, supporting, and managing our supply of finished products. Approximately $0.2 million of share-based compensation expense was included in both the three months ended March 30, 2014 and March 31, 2013. Approximately $6.2 million and $5.5 million of amortization of technology intangible assets was included in cost of sales for the three months ended March 30, 2014 and March 31, 2013, respectively. The increase in Visibility gross margin is due to the fact that inventory was recorded at fair value upon acquisition and the sell through of such inventory in the prior period resulted in an increase of approximately $0.5 million of costs of goods sold compared to the current year's costs of goods sold. Our consolidated gross margin percentage decreased to 58% for the three months ended March 30, 2014 from 59% for the three months ended March 31, 2013 due to product mix that was partially offset by a decrease in royalty expense of approximately $0.5 million related to the amended 2012 Permanent Injunction. We will continue to recognize amortization expenses for technology intangible assets over their remaining useful lives, patent license fees related to the Settlement Agreement over the remaining patent license term (which expires on July 1, 2020) and royalty expenses and other costs related to the amended 2012 Permanent Injunction and certain customer licensing agreements with Broadcom related to the amended 2012 Permanent Injunction. We expect our consolidated and Connectivity gross margin percentage to trend downward as the portion of our revenues generated from lower margin products increases in the future, and to the extent we commit to make additional reimbursements to customers for payments made under any licensing agreement with Broadcom. See Product Redesign Activities and Potential Royalty Obligations in this Part I, Item 2.
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

Engineering and Development
Three Months Ended March 30, 2014	Percentage of Net Revenues	Three Months Ended March 31, 2013	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
$37,119	34%	$43,661	38%	$(6,542)	(4)%
Engineering and development expenses decreased by approximately $6.5 million, or 15%, for the three months ended March 30, 2014 compared to the three months ended March 31, 2013. Approximately $1.2 million and $2.6 million of share-based compensation expense was included in engineering and development costs for the three months ended March 30, 2014 and March 31, 2013, respectively. Product redesign expenses related to our mitigation activities for the 2012 Permanent Injunction decreased by approximately $2.5 million. Salary and related expenses also decreased by approximately $2.5 million due to a decrease in engineering and development headcount to 733 at March 30, 2014 from 781 at March 31, 2013.
Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, and related expenses for personnel engaged in the marketing and sales of our products, as well as samples, trade shows, product literature, promotional support costs, and other advertising related costs. Sales and marketing expenses were as follows (in thousands):

Selling and Marketing
Three Months Ended March 30, 2014	Percentage of Net Revenues	Three Months Ended March 31, 2013	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
$18,349	17%	$17,179	15%	$1,170	2%
Selling and marketing expenses increased by approximately $1.2 million, or 7%, for the three months ended March 30, 2014 compared to the three months ended March 31, 2013. Approximately $1.0 million and $0.9 million of share-based compensation expense was included in selling and marketing costs for the three months ended March 30, 2014 and March 31, 2013, respectively. The increase in selling and marketing expenses was primarily due to an increase in salary and related expenses of approximately $1.2 million due to the acquisition of Endace in February 2013.
General and Administrative. Ongoing general and administrative expenses consist primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees, and other corporate expenses. General and administrative expenses were as follows (in thousands):

General and Administrative
Three Months Ended March 30, 2014	Percentage of Net Revenues	Three Months Ended March 31, 2013	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
$12,413	11%	$9,526	8%	$2,887	3%
General and administrative expenses increased by approximately $2.9 million, or 30%, for the three months ended March 30, 2014 compared to the three months ended March 31, 2013. Approximately $1.5 million and $1.6 million of share-based compensation expense was included in general and administrative costs for the three months ended March 30, 2014 and March 31, 2013, respectively. General and administrative expenses increased due to the $5 million dismissal and standstill fee payable to Broadcom pursuant to the Dismissal Agreement (see Note 8 "Commitment and Contingencies" in the Notes to

Condensed Consolidated Financial Statements). The increase was partially offset by a decrease of approximately $0.7 million in legal and accounting fees incurred related to the acquisition of Endace in the prior year. Further, salary and related expenses and performance-based compensation decreased by approximately $0.7 million due to a reduction in headcount. General and administrative headcount decreased to 138 at March 30, 2014 from 165 at March 31, 2013.
Amortization of Other Intangible Assets. Amortization of other intangible assets consists of amortization of intangible assets such as patents, customer relationships, and tradenames with estimable lives. Amortization expense was as follows (in thousands):

Amortization of intangible assets
Three Months Ended March 30, 2014	Percentage of Net Revenues	Three Months Ended March 31, 2013	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
$1,584	1%	$1,488	1%	$96	—%
Amortization of other intangible assets for the three months ended March 30, 2014 was comparable to to the three months ended March 31, 2013.
Non-operating Income (Expense), net. Non-operating income (expense), net, consists primarily of interest income, interest expense, and other non-operating income and expense items. Our non-operating income (expense), net, was as follows (in thousands):

Non-Operating Income (Expense), net
Three Months Ended March 30, 2014	Percentage of Net Revenues	Three Months Ended March 31, 2013	Percentage of Net Revenues	(Increase)/Decrease	Percentage Change
$(2,486)	(2)%	$(4,473)	(4)%	$1,987	2%
Our non-operating expense, net decreased by approximately $2.0 million for the three months ended March 30, 2014 compared to the three months ended March 31, 2013. The net decrease was due to interest expense and amortization of issuance costs and debt discount of approximately $2.3 million in the three months ended March 30, 2014 related to the 2018 Notes issued in November 2013 (see Note 9 "Convertible Senior Notes" to the Notes to Condensed Consolidated Financial Statements), offset by a non-recurring foreign exchange transaction loss in the prior year of approximately $4.7 million related to the cash consideration paid to acquire Endace.
Income Tax Provision (Benefit). Income tax provision (benefit) was as follows (in thousands):

Income Tax Provision (Benefit)
Three Months Ended March 30, 2014	Percentage of Net Revenues	Three Months Ended March 31, 2013	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
$(1,104)	(1)%	$(1,065)	(1)%	$(39)	—%
Income tax benefit for the three months ended March 30, 2014 was approximately $1.1 million, for an effective rate of 13%, which was consistent with the three months ended March 31, 2013. We generate the majority of our earnings in countries other than the U.S., our tax expense and effective tax rates reflect the mix of our earnings and losses in our U.S. and various international jurisdictions as well as our valuation allowance recorded against our U.S. deferred tax assets.
Nine months ended March 30, 2014, compared to nine months ended March 31, 2013
Net Revenues. Net revenues for the nine months ended March 30, 2014, decreased by approximately $10.6 million, or 3%, to approximately $347.6 million, compared to approximately $358.2 million for the nine months ended March 31, 2013.
Net Revenues by Operating Segment and Product Line

Net revenues by operating segment and product line were as follows:

Net Revenues by Operating Segment and Product Line
	Nine Months Ended March 30, 2014	Percentage of Net Revenues	Nine Months Ended March 31, 2013	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
Connectivity Segment:
Network Connectivity Products	$243,090	70%	$278,031	78%	$(34,941)	(13)%
Storage Connectivity and Other Products	77,665	22%	75,294	21%	2,371	3%
Total Connectivity Segment	320,755	92%	353,325	99%	(32,570)	(9)%
Visibility Segment:
Network Visibility Products	26,803	8%	4,873	1%	21,930	N/A
Total Net Revenues	$347,558	100%	$358,198	100%	$(10,640)	(3)%
Connectivity segment revenues decreased by approximately 9% for the nine months ended March 30, 2014 compared to the nine months ended March 31, 2013, primarily due to continuing weakness in the server and storage technology markets resulting from continuing concern over the global macroeconomic climate.
Fibre Channel based products account for a majority, ranging from 70-80%, of our NCP revenues. For the nine months ended March 30, 2014, Fibre Channel based product revenue decreased by approximately 18%, reflecting a decrease in units shipped of approximately 14% combined with a decrease in average selling price of approximately 4%. Ethernet based product revenues increased slightly by approximately 7% compared to the same period in the prior year. The increase in Ethernet based product revenue was primarily due to an increase in average selling price of approximately 10%, partially offset by an decrease in units shipped of approximately 3%.
SCOP revenues increased by approximately $2.4 million, or 3%, for the nine months ended March 30, 2014 compared to the nine months ended March 31, 2013, primarily due to an increase of approximately 10% in revenue from bridging products as a result of an increase in units shipped of approximately 7% combined with an increase in average selling price of approximately 2%.
NVP revenues resulted from our acquisition of Endace on February 26, 2013. The increase in NVP revenues was due to a full nine months of revenues from NVP reflected in the current period compared to approximately one month of revenues in the same period in the prior year.
Net Revenues by Major Customers
Customers whose direct net revenues, or total direct and indirect net revenues (including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties), exceeded 10% of our net revenues were as follows:

Net Revenues by Major Customers
	Direct Revenues		Total Direct and Indirect Revenues (2)
	Nine Months Ended March 30, 2014	Nine Months Ended March 31, 2013	Nine Months Ended March 30, 2014	Nine Months Ended March 31, 2013
Net revenue percentage (1)
OEM:
EMC	—	—	11%	11%
Hewlett-Packard	16%	20%	21%	24%
Hon Hai Precision Industry Co., Ltd. (Foxconn Technology Group) (3)	13%	11%	—	—
IBM	28%	32%	33%	36%

(1)	Amounts less than 10% are not presented.

(2)
Customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.

(3)	Hon Hai Precision Industry Co., Ltd. is a contract manufacturer that performed manufacturing for some of our OEM customers.
Direct sales to our top five customers accounted for approximately 64% of total net revenues for the nine months ended March 30, 2014, compared to approximately 72% for the nine months ended March 31, 2013. Direct and indirect sales to our top five customers accounted for approximately 76% of total net revenues for the nine months ended March 30, 2014, compared to approximately 82% for the nine months ended March 31, 2013. Our net revenues from customers can be significantly impacted by changes to our customers’ business and their business models.
Net Revenues by Sales Channel
Net revenues by sales channel were as follows:

Net Revenues by Sales Channel
(in thousands)	Nine Months Ended March 30, 2014	Percentage of Net Revenues	Nine Months Ended March 31, 2013	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
OEM	$291,275	84%	$320,188	89%	$(28,913)	(9)%
Distribution	43,420	12%	36,074	10%	$7,346	20%
End-user and Other	12,863	4%	1,936	1%	$10,927	NM
Total net revenues	$347,558	100%	$358,198	100%	$(10,640)	(3)%
The decrease in OEM net revenues for the nine months ended March 30, 2014 compared to the nine months ended March 31, 2013 reflected decreases of approximately 13% in NCP revenues. The increase in distribution and end-user and other net revenues for the nine months ended March 30, 2014 compared to the nine months ended March 31, 2013 was primarily due to NVP revenues from our acquisition of Endace.
Net Revenues by Geographic Territory
Our net revenues by geographic territory based on billed-to location were as follows:

Net Revenues by Geographic Territory
(in thousands)	Nine Months Ended March 30, 2014	Percentage of Net Revenues	Nine Months Ended March 31, 2013	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
Asia Pacific	$203,302	59%	$215,767	60%	$(12,465)	(6)%
United States	91,720	26%	87,838	25%	3,882	4%
Europe, Middle East, and Africa	50,534	15%	49,920	14%	614	1%
Rest of the world	2,002	—%	4,673	1%	(2,671)	(57)%
Total net revenues	$347,558	100%	$358,198	100%	$(10,640)	(3)%
The decrease in Asia pacific net revenues was primarily due to the decrease in NCP revenue. The increase in United States (US) net revenues was primarily due to the increase in NVP net revenues. Although Asia Pacific net revenues decreased compared to the same period in the prior year, we expect our OEM customers will continue to migrate towards using contract manufacturers that are predominately located in Asia Pacific. However, since we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.

Gross Profit. Gross profit consists of net revenues less cost of sales. Our gross profit by segment was as follows (in thousands):

	Gross Profit
	Nine Months Ended March 30, 2014	Gross Profit Margin	Nine Months Ended March 31, 2013	Gross Profit Margin	Increase/(Decrease)	Percentage Change
Connectivity	$187,609	58%	$206,997	59%	$(19,388)	(1)%
Visibility	15,813	59%	1,963	40%	13,850	19%
Total Gross Profit	$203,422	59%	$208,960	58%	$(5,538)	1%
Approximately $0.5 million and $0.7 million of share-based compensation expense was included in cost of sales for the nine months ended March 30, 2014 and March 31, 2013, respectively. Approximately $18.6 million and $15.8 million of amortization of technology intangible assets was included in cost of sales for the nine months ended March 30, 2014 and March 31, 2013, respectively. Our Connectivity gross margin percentage for the nine months ended March 30, 2014 was comparable to the nine months ended March 31, 2013 and our consolidated gross margin percentage increased from the prior year period due to favorable product mix partially offset by an increase in royalty expense of approximately $1.5 million related to the amended 2012 Permanent Injunction. The increase in Visibility gross margin is due to the fact that inventory was recorded at fair value upon acquisition and the sell through of such inventory in the prior period resulted in an increase of approximately $0.5 million of costs of goods sold compared to the current year's costs of goods sold.
Engineering and Development. Engineering and development expenses were as follows (in thousands):

Engineering and Development
Nine Months Ended March 30, 2014	Percentage of Net Revenues	Nine Months Ended March 31, 2013	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
$119,550	35%	$122,244	34%	$(2,694)	1%
Engineering and development expenses decreased by approximately $2.7 million, or 2%, for the nine months ended March 30, 2014 compared to the nine months ended March 31, 2013. Approximately $4.3 million and $7.5 million of share-based compensation expense was included in engineering and development costs for the nine months ended March 30, 2014 and March 31, 2013, respectively. New product development decreased by approximately $3.1 million compared to the same period in the prior year. The decrease in engineering and development costs was partially offset by an increase of approximately $3.3 million in salary and related expenses due to the acquisition of Endace in February 2013. During the nine months ended March 30, 2014, we recorded approximately $5.5 million of severance and contract termination costs, which were offset by cost reductions previously taken and continued efforts to control costs.
Selling and Marketing. Sales and marketing expenses were as follows (in thousands):

Selling and Marketing
Nine Months Ended March 30, 2014	Percentage of Net Revenues	Nine Months Ended March 31, 2013	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
$57,290	17%	$45,685	13%	$11,605	4%
Selling and marketing expenses increased by approximately $11.6 million, or 25%, for the nine months ended March 30, 2014 compared to the nine months ended March 31, 2013. Approximately $3.0 million and $2.6 million of share-based compensation expense was included in selling and marketing costs for the nine months ended March 30, 2014 and March 31, 2013, respectively. The increase in selling and marketing expenses was primarily due to an increase in salary and related expenses of approximately $7.0 million and an increase in performance-based compensation of approximately $1.8 million due to the acquisition of Endace in February 2013. Further, advertising expenses increased by approximately $2.5 million compared to the same period in the prior year.
General and Administrative. General and administrative expenses were as follows (in thousands):

General and Administrative
Nine Months Ended March 30, 2014	Percentage of Net Revenues	Nine Months Ended March 31, 2013	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
$32,449	9%	$29,021	8%	$3,428	1%

General and administrative expenses increased by approximately $3.4 million, or 12%, for the nine months ended March 30, 2014 compared to the nine months ended March 31, 2013. Approximately $4.4 million and $5.4 million of share-based compensation expense was included in general and administrative costs for the nine months ended March 30, 2014 and March 31, 2013, respectively. General and administrative expenses increased due to the $5 million dismissal and standstill fee payable to Broadcom pursuant to the Dismissal Agreement (see Note 8 "Commitments and Contingencies" to the Notes to Condensed Consolidated Financial Statements). Salary and related expenses increased approximately $2.2 million primarily due to severance costs of approximately $1.3 million and the acquisition of Endace in February 2013. This was partially offset by a decrease of approximately $2.5 million in legal and accounting fees related to the acquisition of Endace in the prior year.
Amortization of Other Intangible Assets. Amortization expense was as follows (in thousands):

Amortization of intangible assets
Nine Months Ended March 30, 2014	Percentage of Net Revenues	Nine Months Ended March 31, 2013	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
$4,791	1%	$4,376	1%	$415	—%
Amortization of other intangible assets increased by approximately $0.4 million, or 9%, for the nine months ended March 30, 2014 compared to the nine months ended March 31, 2013. Approximately $0.7 million of the increase was due to amortization of other intangible assets associated with the acquisition of Endace. This was partially offset by a lower unamortized intangible assets balance at the beginning of the current nine month period as a result of certain intangible assets being fully amortized in fiscal 2013.
Non-operating Income (Expense), net. Non-operating income (expense), net, was as follows (in thousands):

Non-Operating Income (Expense), net
Nine Months Ended March 30, 2014	Percentage of Net Revenues	Nine Months Ended March 31, 2013	Percentage of Net Revenues	(Increase)/Decrease	Percentage Change
$(3,599)	(1)%	$(4,832)	(1)%	$1,233	—%
Our non-operating expense, net increased by approximately $1.2 million for the nine months ended March 30, 2014 compared to the nine months ended March 31, 2013. The net increase was primarily due interest expense and amortization of issuance costs and debt discount of approximately $3.5 million related to the 2018 Notes issued in November 2013 (see Note 9 "Convertible Senior Notes" to the Notes to Condensed Consolidated Financial Statements) offset by a non-recurring foreign exchange transaction loss in the prior year of approximately $4.7 million related to the cash consideration paid to acquire Endace.
Income Tax Provision (Benefit). Income tax provision (benefit) was as follows (in thousands):

Income Tax Provision (Benefit)
Nine Months Ended March 30, 2014	Percentage of Net Revenues	Nine Months Ended March 31, 2013	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
$610	—%	$3,406	(1)%	$(2,796)	1%
Income tax expense for the nine months ended March 30, 2014 was approximately $0.6 million, for an effective rate of 4%, compared to approximately $3.4 million during the nine months ended March 31, 2013, for an effective rate of 122%. We generate the majority of our earnings in countries other than the U.S., our tax expense and effective tax rates reflect the mix of our earnings and losses in our U.S. and various international jurisdictions, including India, Ireland, Isle of Man, and New Zealand, as well as our valuation allowance recorded against our U.S. deferred tax assets. The change in our effective tax expense rate between years was primarily driven by tax expense of $2.3 million recognized in the first half of fiscal 2013 to adjust our U.S. valuation allowance to reduce the amount of deferred tax assets estimated to be recoverable in available carryback periods. We have made no provision for U.S. income taxes or foreign withholding taxes on the earnings of our foreign subsidiaries as these amounts are intended to be indefinitely reinvested in operations outside of the U.S. As estimates and judgments are used to project the mix of earning in our various tax jurisdictions, our forecasted fiscal 2014 tax rate could vary significantly if the current planning or assumptions change. We also do not forecast discrete events, such as a settlement of tax audits with governmental authorities or changes in tax laws, due to their inherent uncertainty. Upon the 30th day from the issuance of the 30-Day Letter from the IRS, additional interest will be accrued and may adversely impact the Company’s tax provision, net income/(loss) and cash flows. Such discrete events could also materially impact our tax expense. As the tax rate is driven by various factors, it is not possible to estimate our future tax rate with a high degree of certainty.
Critical Accounting Policies

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets and liabilities. We regularly evaluate our estimates and assumptions related to our critical accounting policies including inventory reserves, goodwill and purchased intangible asset valuations, uncertain tax positions, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. Changes in judgments and uncertainties relating to these estimates could potentially result in materially different results under different assumptions and conditions. If these estimates differ significantly from actual results, our consolidated financial statements and future results of operations may be materially impacted. Specific to our goodwill and intangible asset valuations policy, the annual impairment test is performed during the fourth fiscal quarter. Given the recent volatility of our market capitalization and lower than expected revenues in the Visibility segment, it is reasonably possible that we could record an impairment charge by fiscal year end when we conduct our annual impairment test. For a description of our critical accounting policies, please refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our fiscal 2013 Form 10-K. There have been no material changes in any of our critical accounting policies during the three months ended March 30, 2014.
Recently Adopted and Recently Issued Accounting Standards
None.
Liquidity and Capital Resources
Our principal sources of liquidity consist of our existing cash and cash equivalents balances, as well as funds expected to be generated from operations. At March 30, 2014, we had approximately $260.0 million in working capital and approximately $209.3 million in cash and cash equivalents as compared to approximately $167.7 million in working capital and approximately $105.6 million in cash and cash equivalents at June 30, 2013.
Our cash and cash equivalents balances are held in numerous locations throughout the world. As of March 30, 2014, our international subsidiaries held approximately 6% of our total cash and cash equivalents, which will be used to repay obligations to U.S. affiliate entities that arise in the normal course of business and would not result in incremental U.S. tax liabilities when paid.
Cash Flow
The following table summarizes our cash flows:

	Nine Months Ended
	March 30, 2014	March 31, 2013
	(in thousands)
Net cash provided by (used in) provided by:
Operating activities	$51,229	$(7,396)
Investing activities	(13,063)	(89,590)
Financing activities	65,205	(13,151)
Effect of foreign currency translation on cash and cash equivalents	295	160
(Decrease) increase in cash and cash equivalents	$103,666	$(109,977)
Operating Activities
Cash provided by operating activities was approximately $51.2 million during the nine months ended March 30, 2014 compared to cash used in operating activities of approximately $7.4 million during the nine months ended March 31, 2013. The increase in cash flows from operating activities was primarily due to a payment of approximately $58.0 million related to the Settlement Agreement entered into with Broadcom on July 3, 2012. See Note 8 in Part I, Item 1 of this Form 10-Q. The current period cash provided by operating activities resulted from net loss of approximately $14.9 million, non-cash adjustments for amortization of intangible assets of approximately $23.4 million, depreciation and amortization of approximately $14.4 million and share-based compensation expense of approximately $12.2 million, and the timing of net working capital requirements. The current period cash provided by operating activities also benefited from higher tax refunds received by approximately $2.0 million in comparison to the nine months ended March 31, 2013.
Investing Activities

Cash used in investing activities was approximately $13.1 million during the nine months ended March 30, 2014 compared to cash provided by investing activities of approximately $89.6 million during the nine months ended March 31, 2013. The current period usage of cash was primarily related to purchases of property and equipment of approximately $13.1 million. We currently expect a similar level of investment in property and equipment in the future to support our strategic objectives, although the timing may be impacted by certain project timelines and other factors. The prior period cash provided by investing activities benefited by approximately $42.5 million in maturities of investments. In the current period, there were no such investing type activities as prior investment balances were utilized for the Endace acquisition. See Note 2 in Part I, Item 1 of this Form 10-Q.
Financing Activities
Cash provided by financing activities was approximately $65.2 million during the nine months ended March 30, 2014 compared to cash used of approximately $13.2 million during the nine months ended March 31, 2013. During the nine months ended March 30, 2014, we issued $175.0 million aggregate principal amount of 1.75% Convertible Senior Notes due November 2018. We also repurchased approximately 12.3 million of the Company's common shares and entered into an accelerated share repurchase forward contract for an aggregate of approximately $103.0 million. In connection with the Convertible Senior Notes, we incurred approximately $5.3 million of issuance costs.
Capital Resources and Prospective Needs
In November 2013, we issued $175.0 million aggregate principal amount of 1.75% Convertible Senior Notes due November 2018 (2018 Notes). Interest is payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2014. The initial conversion rate is approximately 97.13 per share of our common stock per $1,000 principal amounts of the 2018 Notes. The initial conversion price is approximately $10.30 per share of our common stock. See Note 9 in Part I, Item 1 on this Form 10-Q. We used a portion of the net proceeds from the offering to repurchase approximately $94.5 million of our common stock at a price per share equal to $7.72 during the nine months ended March 30, 2014. See Note 10 in Part I, Item 1 on this Form 10-Q. We intend to use the remaining net proceeds from the offering for additional share repurchases. In November 2013, our Board of Directors approved a $200.0 million share repurchase program. At March 30, 2014, we have the authority to repurchase an additional approximately $96.6 million pursuant to this authorization.
We plan to continue our cost savings program, which includes simplifying our product portfolio, discontinuing additional programs with lower returns on investment, pursuing consolidation opportunities and identifying further efficiencies which will accordingly impact our strategic investment in research and development, sales and marketing, capital equipment, and facilities. We may also consider internal and external investment opportunities in order to achieve our growth and market leadership goals, including licensing and product development alignment agreements with our suppliers, customers, and other third parties. We believe that our existing cash and cash equivalents, and anticipated cash flows from operating activities will be sufficient to support our working capital needs, capital expenditure requirements and stock repurchases for at least the next 12 months and the foreseeable future based on currently forecasted trends.
We have disclosed outstanding legal proceedings in Note 8 in the accompanying notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, including the consolidated patent infringement lawsuit filed by Broadcom against us. On July 3, 2012, we entered into a Settlement Agreement pursuant to which both parties agreed to settle and release certain claims related to the patent infringement litigation. The Settlement Agreement provided for certain amendments to the April 3, 2012 Permanent Injunction, and dismissals of certain allegations of the lawsuit, including portions of the scheduled re-trial. We also received a worldwide limited license to the ‘691 patent, the ‘150 patent, the ‘194 patent and related families for certain fields of use including Fibre Channel applications. Effective March 30, 2014, Emulex and Broadcom entered into a Dismissal Agreement pursuant to which Emulex and Broadcom entered into certain understandings with respect to the outstanding claims relating to arising out of the patent infringement suit. Pursuant to the terms of the Dismissal Agreement, we agreed to pay Broadcom a non-refundable, non-cancelable dismissal and standstill fee in the amount of $5 million.
We expect to incur incremental mitigation, product redesign, and appeal related expenses up to $1 million to be recorded within operating expenses, and we expect the majority of such expenses to be incurred in fiscal 2014. In addition, we continue to evaluate certain customer royalty obligations arising under their licensing agreements with Broadcom that could result in additional costs of $1 million to $3 million during the remainder of fiscal 2014, with approximately $5 million in future periods. Such costs will reduce gross margins in the periods accrued. See “Product Redesign Activities and Potential Royalty Obligations” in Part I, Item 2 of this Form 10-Q. Also see “Third party claims of intellectual property infringement could adversely affect our business” in Part II, Item 1A - Risk Factors, of this Form 10-Q for a description of certain risks relating to the litigation with Broadcom that could impact our liquidity and prospective capital needs.

Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of March 30, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Contractual Obligations and Commercial Commitments
The following summarizes our contractual obligations as of March 30, 2014, and the effect such obligations are expected to have on our liquidity in future periods. The estimated payments reflected in this table are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those reflected in the table.

	Payments Due by Period (in thousands)
	Total	Remaining 2014	2015	2016	2017	2018	Thereafter
Debt (1)	$175,000	$—	$—	$—	$—	$—	$175,000
Debt interest (2)	15,314	1,531	3,063	3,063	3,063	3,063	1,531
Leases (3)	19,282	1,808	6,087	4,866	3,092	2,345	1,084
Purchase commitments (4)	35,565	35,565	—	—	—	—	—
Other commitments (5)	15,802	6,923	7,373	1,506	—	—	—
Total (6)(7)	$260,963	$45,827	$16,523	$9,435	$6,155	$5,408	$177,615

(1)	See Note 9 in the accompanying notes to condensed consolidated financial statements included in Part I, Item 1 on this Form 10-Q for further information.

(2)	Includes only the cash payable component of interest expense in our 2018 Notes.

(3)	Lease payments include common area maintenance (CAM) charges.

(4)
Purchase commitments represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of March 30, 2014. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

(5)
Other commitments consist primarily of commitments for software license fees of approximately $5.1 million and the $5 million dismissal and standstill fee payable to Broadcom. See Note 8 in the accompanying notes to condensed consolidated financial statements included in Part I, Item 1 on this Form 10-Q for further information related to the dismissal and standstill fee.

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
We do not believe our cash equivalents are subject to significant interest rate risk due to their short terms to maturity. As of March 30, 2014, the carrying value of our cash equivalents approximated fair value. The 2018 $175 million Convertible Senior Notes issued in November 2013 have a fixed interest rate of 1.75%.
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
On February 26, 2013, we acquired Endace Limited (Endace) and, as a result, we continue to integrate the processes, systems and controls relating to Endace into our existing system of internal control over financial reporting in accordance with our integration plans. Except for the processes, systems and controls relating to the integration of Endace, there have not been any changes in our internal control over financial reporting during the third quarter ended March 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth under Note 8 in the notes to the condensed consolidated financial statements under the caption “Litigation” included in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
The following risk factors are either new risk factors or have been modified since our most recent annual report. In addition to the other information set forth in this report, you should also consider the factors discussed in Part I, Item 1A. "Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2013, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K for the year ended June 30, 2013 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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

•	Fluctuations in product development, procurement, resource utilization and other operating expenses;

•	Inability to realize anticipated efficiencies resulting from increased revenues;

•	Difficulties controlling costs, including operating expenses, as revenues increase;

•	Inability of our electronics manufacturing service providers (EMS) or suppliers to produce and distribute our products in a timely fashion;

•	Difficulties with updates, changes or additions to our information technology systems;

•	Breaches of our network security, including viruses; and

•	Any of these factors could yield losses or actual results to vary from forecast in the future which may trigger an impairment of our long-lived assets and goodwill.
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
Our acquisition of Endace Limited (Endace) involves numerous risks and uncertainties that could have a material adverse effect on our business and operating results or cause expectations to be inaccurate with respect to our Visibility operating segment, or our consolidated operations. Our future performance will depend in part on our ability to realize the anticipated benefits from acquisitions and strategic investments, including Endace, and whether we can successfully integrate, operate or partner these businesses with our existing operations in an effective and efficient manner. Integrating our operations with acquired businesses is a complex, time-consuming and expensive process and involves a number of risks and uncertainties. In addition, in order to position ourselves to take advantage of growth opportunities, we have made, and may continue to make, other strategic acquisitions that involve significant risks and uncertainties. The risks and uncertainties relating to acquisitions and/or strategic investments include, but are not limited to:

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

•	The challenges in achieving strategic objectives, cost savings and other benefits expected from any acquisitions;

•	The risk that the financial returns on acquisitions will not support the expenditures incurred to acquire such businesses or the capital expenditures needed to develop such businesses;

•	The risks of entering markets in which we have less experience;

•	The risk that markets do not evolve as anticipated and the technologies acquired do not prove to be those needed to be successful in those markets;

•	Difficulties in maintaining relationships with present and potential customers, distributors and suppliers of the acquired business; and

•	The risk that the goodwill in the Visibility reporting unit could become impaired in the near term due to lower than expected revenues.
Furthermore, to complete future acquisitions or strategic investments, we may need to issue equity securities, incur debt, assume contingent liabilities or recognize amortization expenses and write-downs of acquired assets, which could cause our earnings per share to decline.
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
Broadcom Corporation (Broadcom) filed a consolidated patent infringement suit against us during fiscal 2010. After a nearly three week trial that ended October 6, 2011, the jury reached a partial verdict involving two out of the six patents. The Court determined that one of the patents (U.S. Patent 7,058,150) [the ‘150 patent] had been infringed by us, and the jury rendered an advisory verdict on October 12, 2011 to the District Court that it is not invalid, and awarded approximately $0.4 million in damages with respect to that patent. The jury reached a unanimous verdict of non-infringement on another patent relating to Emulex Fibre Channel switch products. A mistrial was declared concerning the remaining four patents for which no unanimous verdict was reached. On December 15, 2011, the District Court issued judgments as a matter of law (JMOL) that the two patents, on which the jury had rendered advisory verdicts were not invalid. On December 16, 2011 the District Court issued an additional JMOL that one of the patents (U.S. Patent 7,471,691) [the‘691 patent] had been infringed by us. Effective March 30, 2014, Emulex and Broadcom entered into a Dismissal Agreement pursuant to which Emulex and Broadcom entered into certain understandings with respect to the outstanding claims relating to arising out of the patent infringement suit. Pursuant to the terms of the Dismissal Agreement, we agreed to pay Broadcom a non-refundable, non-cancelable dismissal and standstill fee in the amount of $5 million. See Note 8, “Commitments and Contingencies,” in the notes to the condensed consolidated financial statements under the caption “Litigation” in Part I, Item 1 of this Form 10-Q.
Specific risks related to the Broadcom infringement litigation, Settlement Agreement and Dismissal Agreement include:

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

•
Our suppliers, on whom we rely for SerDes changes for chip spins, may require more time to complete redesigns which would restrict our ability to continue to sell products until redesigned products are available;

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

•	Our March 30, 2014 Dismissal Agreement with Broadcom was made without prejudice to Broadcom filing future lawsuits against us or our customers or suppliers;

•	Broadcom may choose to not assert the patents against our competitors, thus leaving us with a competitive disadvantage relative to future business that may not be borne by our competitors;

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

•	The injunction has and is expected to continue to have an adverse impact on our sales in the United States until our new redesigned products become available;

•	The content of the 2012 Permanent Injunction, and its Appendix, may be modified by the Court in ways that are unfavorable to us;

•	The Court may amend the Appendix to the 2012 Permanent Injunction to exclude certain device/customer product combinations; and

•
Broadcom could file additional lawsuits against us, asserting additional claims from the same patents involved in the lawsuit, or additional patents, or file other proceedings with commissions such as the International Trade Commission.

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
We received an unsolicited takeover proposal in the past from Broadcom (and related proposals to change our governance and board of directors), and there can be no assurance a third party, such as a competitor or activist investor, will not make an unsolicited takeover proposal, propose to change our governance or board of directors, or make other proposals concerning takeovers in the future. The review and consideration of any takeover proposal or proposal to change our governance or board of directors may be a significant distraction for our management and employees and could require the expenditure of significant time and resources by us.
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
We have entered into Key Employee Retention Agreements with one of our current executive officers, and adopted a Change in Control Retention Plan, in which currently an additional 24 key employees participate. The participants of these retention arrangements may be entitled to severance payments and benefits, based on a period of between twelve months and two years, upon a termination of their employment by us without cause or by them for good reason in connection with a change of control of our company (each as defined in the applicable agreement or plan). These retention arrangements may not be adequate to allow us to retain critical employees during a time when a change in control is being proposed or is imminent.
A significant portion of our revenue is generated from sales to a limited number of customers, none of which are subject to exclusive or long-term contracts.
We rely almost exclusively on OEMs and sales through distribution channels for our revenue. For the nine months ended March 30, 2014, we derived approximately 84% of our net revenues from sales to OEM customers, approximately 12% from sales through distribution, and approximately 4% from sales to end-users and other channels. Furthermore, as some of our sales through distribution channels consist of OEM products, OEM customers effectively generated approximately 89% of our revenue for the nine months ended March 30, 2014. Moreover, direct and indirect sales to our top five customers (including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties) accounted for approximately 76% of our net revenues for the nine months ended March 30, 2014. If we are unable to retain our current OEM and distributor customers, recruit additional or replacement customers, or timely collect amounts due from our customers, or if demand from our customers is reduced due to difficulties in their ability to acquire components or other products such as microprocessors, disk drives, switches and optical modules used in conjunction with our products or in the deployments of their products, our business, results of operations, and financial condition could be materially adversely affected.
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
Our international business activities subject us to increased business risks.
As we continue to expand our international operations and with our acquisition of Endace, we are subject to numerous risks inherent in international operations. Our international business activities could be affected, limited or disrupted by a variety of factors, including, but not limited to:

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
The stock market and the stock prices of technology companies in general, as well as our stock price in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to continue to fluctuate in the future. Factors that could have a significant impact on the market price of our stock include, but are not limited to, the following:

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
Potential tax liabilities could adversely affect our results of operations.

We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our provision for income taxes. Although we believe that our tax estimates are reasonable, the final determination of tax audits and any related litigation could materially different from amounts reflected in our historical income tax provisions and accruals. In such case, our income tax provision and results of operations in the period or periods in which that determination is made could be negatively affected.
We are subject to the continuous examination of our income tax returns by the IRS and other foreign, state and local tax authorities. We are currently under audit by the IRS for fiscal years 2008 and 2009 and an amended return for fiscal 2007, and by the California Franchise Tax Board for fiscal years 2008 and 2009. In March 2014, we received a 30-Day letter from the IRS, proposing an adjustment related to the amount of "buy-in-payments" made by one of our international subsidiaries to the Company in connection with the cost-share agreement entered into by the Company and our international subsidiary in fiscal year 2008. The incremental tax liability asserted in the 30-Day Letter is approximately $70.0 million, excluding interest and penalties. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Upon the 30th day from the issuance of the 30-Day Letter from the IRS, additional interest will be accrued and may adversely impact the Company’s tax provision, net income/(loss) and cash flows. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.
Tax rules may change in a manner that adversely affects our future reported financial results or the way we conduct our business. For example, we consider the operating earnings of certain non-United States subsidiaries to be indefinitely invested outside the United States based on our current needs for those earnings to be reinvested offshore as well as estimates that future domestic cash generation will be sufficient to meet future domestic cash needs for the foreseeable future. No provision has been made for United States federal and state or foreign taxes that may result from future remittances of the undistributed earnings of these foreign subsidiaries. Our future financial results and liquidity may be adversely affected if tax rules regarding unrepatriated earnings change, if domestic cash needs require us to repatriate foreign earnings, or if the United States international tax rules change as part of comprehensive tax reform or other tax legislation.

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
On November 13, 2013, we entered into an accelerated share buyback agreement ("ASB") with Goldman Sachs to repurchase an aggregate of $44.3 million of our outstanding common stock. The total number of shares that we will repurchase under the ASB will be determined based on the daily volume weighted average market price of our common stock over the course of a calculation period, less a discount, and is subject to certain adjustments under the ASB. The ASB is expected to be completed by May 2014. Under the ASB, we paid approximately $44.3 million to Goldman Sachs on November 18, 2013, and Goldman Sachs delivered to us 4.6 million shares of common stock reflecting 80% of the $44.3 million paid. Any additional shares through the use of the remaining 20% will be delivered upon final settlement of the ASB.
During the quarter ended March 30, 2014, we repurchased approximately 0.5 million shares of the common stock for an aggregate purchase price of approximately $3.4 million at an average purchase price of $7.39 per share. As of March 30, 2014, approximately $96.6 million of the authorized repurchase program remains, exclusive of the remaining unsettled 20% holdback of the ASB.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
December 30, 2013 - January 26, 2014	—	—	—	$100,000,000
January 27, 2014 - February 23, 2014	—	—	—	$100,000,000
February 24, 2014 - March 30, 2014	460,660	7.39	3,405,773	$96,594,227
Total	460,660	$7.39	3,405,773	$96,594,227
Sales of Unregistered of Equity Securities
There were no sales of unregistered equity securities for the three months ended March 30, 2014. However, in November 2013, we issued an aggregate principal amount of $175.0 million in 1.75% Convertible Senior Notes due November 2018 (2018 Notes). The 2018 Notes are convertible into shares of our common stock at an initial conversion rate of approximately 97.13 per share of our common stock per $1,000 principal amounts of the 2018 Notes. The initial conversion price is approximately $10.30 per share of our common stock. See Note 9 in Part I, Item 1 on this Form 10-Q.

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

Exhibit 10.1	Employment Letter, dated January 3, 2014, between Emulex Corporation and Kyle Wescoat (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 7, 2014).
Exhibit 10.2
Severance Agreement, dated January 6, 2014, between Emulex Corporation and Kyle Wescoat (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 7, 2014).

Exhibit 10.3**	Dismissal and Standstill Agreement, dated March 30, 2014, by and between Broadcom Corporation and the Company.
Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

** Confidential treatment has been requested with respect to the redacted portions of the referenced exhibit.
ITEMS 3, 4 and 5 are Not Applicable and Have Been Omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 1, 2014

EMULEX CORPORATION

By:	/s/ Jeffrey W. Benck
Jeffrey W. Benck
President and Chief Executive Officer

By:	/s/ Kyle B. Wescoat
Kyle B. Wescoat
Senior Vice President, Chief Financial Officer and Treasurer