Form 10-K
period 2014-06-29
EMULEX CORP /DE/
filed 2014-08-28
CIK 350917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 29, 2014
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No. 001-31353
EMULEX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	51-0300558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3333 Susan Street Costa Mesa, California	92626
(Address of principal executive offices)	(Zip Code)
(714) 662-5600
(Registrant’s telephone number, including area code)
 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.10 Per Share Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on the New York Stock Exchange on December 27, 2013, which was the last trading day of the second quarter of fiscal 2014, of $6.95 was $552,138,677.

As of August 20, 2014, the registrant had 70,963,390 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the registrant’s 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the Registrant's fiscal year end of June 29, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Actual future results could differ materially from those described in the forward-looking statements as a result of a variety of factors, including those discussed in the section entitled “Risk Factors” in Part I, Item 1A, “Legal Proceedings” in Part I, Item 3, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K included elsewhere herein. We expressly disclaim any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances. We wish to caution readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These factors include the possibility that our previously announced cost savings initiatives will not be realized on a timely basis. The assumptions on which the cost savings and related capital return goals and expectations are based involve judgments with respect to, among other things, economic, competitive and financial market conditions and the impact of the cost savings initiative on our customers, all of which are difficult or impossible to predict and many of which are beyond the Company’s control. These factors also include the possibility that we may not realize the anticipated benefits from the acquisition of Endace Limited (Endace) on a timely basis or at all, and may be unable to integrate the technology, operations and personnel of Endace into our existing operations in a timely and efficient manner. In addition, intellectual property claims, with or without merit, could result in costly litigation, cause product shipment delays, require us to indemnify customers, or require us to enter into royalty or licensing agreements, which may or may not be available. Furthermore, we have in the past obtained, and may be required in the future to obtain, licenses of technology owned by other parties. We cannot be certain that the necessary licenses will be available or that they will be obtainable on commercially reasonable terms. If we were to fail to obtain such royalty or licensing agreements in a timely manner and on reasonable terms, our business, results of operations and financial condition could be materially adversely affected. Lawsuits present inherent risks, any of which could have a material adverse effect on our business, financial condition, or results of operations. Such potential risks include continuing expenses of litigation, loss of patent rights, monetary damages, injunctions against the sale of products incorporating the technology in question, counterclaims, attorneys’ fees, incremental costs associated with product or component redesigns, liabilities to customers under reimbursement agreements or contractual indemnification provisions, and diversion of management’s attention from other business matters. In addition, the fact that the economy generally, and the network connectivity and visibility market segments specifically, have been in a state of uncertainty makes it difficult to determine if past experience is a good guide to the future and makes it impossible to determine if markets will grow or shrink in the short term. Continued weakness in domestic and worldwide macro-economic conditions, including related disruptions in world credit and equity markets, and the resulting economic uncertainty for our customers, as well as the overall network connectivity and visibility markets, has and could continue to adversely affect our revenues and results of operations. As a result of these uncertainties, we are unable to predict our future results with any accuracy. Other factors affecting these forward-looking statements include but are not limited to the following: faster than anticipated declines in the storage networking market, slower than expected growth of the converged networking market or the failure of our Original Equipment Manufacturer (OEM) customers to successfully incorporate our products into their systems; our dependence on a limited number of customers and the effects of the loss of, decrease in or delays of orders by any such customers, or the failure of such customers to make timely payments; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of our products or our OEM customers’ new or enhanced products; costs associated with entry into new areas of the network connectivity and visibility markets; the variability in the level of our backlog and the variable and seasonal procurement patterns of our customers; any inadequacy of our intellectual property protection and the costs of actual or potential third-party claims of infringement and any related indemnity obligations or adverse judgments; the effect of any actual or potential unsolicited offers to acquire us; proxy contests or the activities of activist investors; impairment charges, including but not limited to goodwill and intangible assets; changes in tax rates or legislation; the effects of acquisitions; the effects of terrorist activities, natural disasters, and any resulting disruption in our supply chain or customer purchasing patterns or any other resulting economic or political instability; the highly competitive nature of the markets for our products as well as pricing pressures that may result from such competitive conditions; the effect of rapid migration of customers towards newer, lower cost product platforms; transitions from board or box level to application specific integrated circuit (ASIC) solutions for selected applications; a shift in unit product mix from higher-end to lower-end or mezzanine card products; a faster than anticipated decrease in the average unit selling prices or an increase in the manufactured cost of our products; delays in product development; our reliance on third-party suppliers and subcontractors for components and assembly; our ability to attract and retain key technical personnel; our ability to benefit from our research and development activities as well as government grants related thereto; our dependence on international sales and internationally produced products; changes in accounting standards; and any resulting regulatory changes on our business. These and other factors could cause actual results to differ materially from those in the forward-looking statements and are discussed elsewhere in this Annual Report on Form 10-K, in our other filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

PART I
All references contained in this Annual Report on Form 10-K to years refer to our fiscal years ended June 29, 2014, June 30, 2013, and July 1, 2012, as applicable, unless the calendar year is specified. References to “Emulex,” the “Company,” the “Registrant,” “we,” “our” and “us,” refer to Emulex Corporation and its subsidiaries, unless referring to specific segment information.

Item 1. Business.
Introduction and Company History
Emulex is a leader in network connectivity, monitoring and management products, providing solutions for global networks that support enterprise, cloud, government and telecommunications. Emulex products enable industry-leading end-to-end application visibility, optimization and acceleration in the data center. Our portfolio of input/output (I/O) connectivity offerings, including the line of ultra high-performance Ethernet and Fibre Channel-based connectivity products, have been designed into server and storage solutions from leading Original Equipment Manufacturers (OEMs), including Cisco Systems, Inc. (Cisco), Dell Inc. (Dell), EMC Corporation (EMC), Fujitsu Ltd. (Fujitsu), Hewlett-Packard Company (Hewlett-Packard), Hitachi Data Systems (HDS), Huawei Technologies Company Ltd. (Huawei), International Business Machines Corporation (IBM), Network Appliance, Inc. (NetApp) and Oracle Corporation (Oracle), and can be found in the data centers of nearly all of the Fortune 1000. Our monitoring and management solutions, including our portfolio of network visibility and recording products, provide organizations with complete network performance management at speeds up to 100Gb Ethernet.
Emulex, a Delaware corporation, completed its initial public offering in 1981 and additional public offerings of its common stock in 1983 and 1989. Emulex’s common stock trades on the New York Stock Exchange (NYSE) under symbol ELX.
Emulex corporate headquarters are located at 3333 Susan Street, Costa Mesa, California 92626, and our telephone number is (714) 662-5600. Our Internet address is www.emulex.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information about the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The website of the SEC is www.sec.gov.
Market Segments
Fibre Channel (FC)
Beginning in the late 1990s, FC emerged as the first storage networking technology to be widely adopted by the world’s leading server and storage systems manufacturers and is now available in 2, 4, 8 and 16 Gb per second (Gb/s) FC solutions. FC is the primary I/O connectivity for transaction-intensive applications like email, databases and highly virtualized environments that require high throughput and low latency. Its advanced capabilities enabled new architectures such as Storage Area Networks (SANs) which connect multiple host computers to one or more storage arrays. A SAN essentially transforms dedicated servers and storage devices into network resources, greatly improving the performance and scalability beyond the capabilities of direct attached enterprise storage. By providing shared server access, the cost of expensive enterprise servers and storage can be spread across entire organizations. SANs are deployed to support a wide range of applications such as Local Area Network (LAN) free and serverless back-up, storage virtualization and disaster recovery.
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
Internet Small Computer System Interface (iSCSI)
The iSCSI protocol, ratified by the IETF in 2003, brought SANs within the reach of small and mid-sized businesses. The protocol encapsulates native Small Computer System Interface (SCSI) commands using TCP/IP and transmits the packets over the Ethernet network infrastructure. The range of iSCSI connectivity solutions spans simple Ethernet NICs that are commonly used for Ethernet LAN applications, up to high performance 10Gb Ethernet (10GbE) NICs that offer full protocol processing offload from the host computer. The emergence of 10GbE addresses the bandwidth and latency issues of 1GbE and is laying the foundation for greater adoption of network convergence in the data center. As Ethernet speeds further increase to 40GbE and 100GbE, we expect such convergence to become more widespread.
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
Data Packet Capture (DPC)
The ability to respond efficiently to network problems and establish the true root cause of service-affecting issues is critical for large organizations that depend on their network for business continuity. There is an ever-increasing demand from enterprise and wireless carriers for better application performance and zero network downtime. In addition, real-time data, social networks, video, virtualization, cloud, and Voice over IP (VoIP) are all raising network throughput for both enterprises and carriers. As a result, traditional software tools used for security, network and application performance visibility are being challenged. DPC technology acquires data packets that are crossing or moving over a specific computer network, enabling IT teams to accurately capture, record, index and search on captured traffic, enabling them to use their existing analysis tools and techniques to analyze captured network traffic. With 10GbE becoming the industry standard for data center network connectivity, specialized hardware-based DPC technology is now required in order to accurately acquire packet data from the network for the purpose of monitoring performance, troubleshooting issues and analyzing information. As network speeds continue to increase beyond 10Gbp/s, inaccuracies caused in the event of packet loss will be further accentuated. As a result, organizations are making investments in hardware-based data packet capture technology, the key enabler for the growing Network Recording Market (NRM).
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
Our Products
We are a leading designer, developer and supplier of ultra high-performance Ethernet and Fibre Channel-based connectivity products which have been designed into server and storage solutions from leading OEMs. Emulex monitoring and management solutions, including our portfolio of network visibility and recording products, provide organizations with complete network performance management at speeds up to 100Gb Ethernet (100GbE). In fiscal 2004, the acquisition of Vixel Corporation (Vixel) enabled us to enter the embedded storage market. In fiscal 2006, the acquisition of Aarohi Communications, Inc. (Aarohi) facilitated the addition of intelligent data center infrastructure products, such as our CNAs. In fiscal 2007, we broadened our embedded footprint adding embedded storage bridges with the acquisition of Sierra Logic, Inc. (Sierra Logic). In fiscal 2009, we entered into a multi-year partnership (including a multi-year joint development and supply agreement) with ServerEngines Corporation (ServerEngines) to deliver converged networking solutions. In fiscal 2011, we acquired ServerEngines. The combination of Emulex and ServerEngines’ technology created a unique offering that delivers a foundation for converged networking solutions, including adapter, LAN on Motherboard (LOM) and iBMC solutions. In fiscal 2013, we acquired Endace Limited (Endace), a leading supplier of network visibility infrastructure products.
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
We are a world leader in network visibility and network recording and our hardware-based systems are trusted by large organizations all over the world to measure, monitor, analyze, protect and troubleshoot some of the fastest and most complex networks on earth. Our business is built on developing tools that provide organizations with 100 percent accurate visibility and history, from the basic physical connections right through to the software applications that use the network. Our solutions utilize two basic technologies, instrumentation and analysis (EndaceProbe™ Intelligent Network Recorders and EndaceVision™ Network Visibility Software), and 100 percent packet capture hardware (EndaceDAG Data Capture Cards). This broad capability provides analysis that can not only drive faster resolution of performance problems, but also establish proactive methods to prevent problems from occurring in the future. As 10GbE networking has become the norm rather than the exception and the volume of traffic being moved around corporate networks has exploded, organizations have effectively become wholly dependent on their networks. Network performance monitoring will play an increasingly important role with the increased adaption of 10GbE. The combination of Emulex networking and I/O technology and network visibility products provides this functionality with 100 percent accuracy at speeds up to 100 GbE. With the move to 10GbE and 40GbE, the market for network performance monitoring will become more relevant.
Business Operating Segments
With our acquisition of Endace, our network connectivity, monitoring and management solutions are now broken into two business operating segments consisting of three product lines. Our Connectivity Segment consists of our legacy Emulex products and includes Network Connectivity Products (NCP) and Storage Connectivity and Other Products (SCOP). Our Visibility Segment consists of our Network Visibility Products (NVP) that were acquired through the Endace acquisition.
Connectivity Segment
Networking Connectivity Products

NCP includes industry standard Fibre Channel and Ethernet-based solutions that provide server I/O and target storage array connectivity to create networks for mission-critical enterprise and cloud data centers. These products enable servers to reliably and efficiently connect to LANs, SANs, and NAS by offloading data communication processing tasks from the server as information is delivered and sent to the network. Our NCP use industry standard protocols including Fibre Channel Protocol (FCP), IP, TCP/IP, iSCSI, FCoE, overlay networking standards including Network Virtualization using Generic Routing Encapsulation (NVGRE) and Virtual Extensible Local Area Network (VXLAN), and RoCE. RoCE is a network protocol that allows RDMA over an Ethernet network. RoCE is a link layer protocol and allows communication between any two computers in the same Ethernet broadcast domain. RoCE brings many of the same low-latency capabilities typically associated with InfiniBand (IB) to Ethernet networks. NVGRE and VXLAN support overlay networks, which is a computer network which is built on the top of another network. Our Ethernet-based products include OneConnect® Converged Network Adapters (CNAs) and Local Area Network on Motherboard (LOM) application specific integrated circuits, and custom form factor solutions for OEM blade servers that enable high performance, scalable networks and convergence. The OneConnect® CNA is a multi-function adapter that provides server connectivity for network and storage traffic and is designed to address the key challenges of evolving data center networks and improve the overall efficiency of data center operations. Unlike first generation CNAs that only provide FCoE convergence, the OneConnect® CNA provides optimized performance for all protocols (TCP/IP, FCoE, and, iSCSI) enabling one card for all applications and all leading server architectures to allow data center managers to consolidate multiple 1GbE links on to a single 10GbE link. The use of multiple protocol accelerators/offload engines allows the OneConnect® CNAs to deliver maximum performance, regardless of the mix of protocol traffic. This diverse applicability of the OneConnect® CNA simplifies server hardware configurations and reduces server sprawl in the data center.
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
Our FC based products include LightPulse® HBAs, FC application specific integrated circuits (ASICs), and custom -form factor solutions for OEM blade servers. Our LightPulse® FC HBAs connect host computers to a FC network. Our adapters support a wide range of operating systems and host computer system interfaces, including Peripheral Component Interconnect (PCI) and PCI Express-based platforms. Our FC HBA offerings include single, dual, and quad port adapters at throughput speeds of 2, 4, 8 and 16Gb FC for use in enterprise data centers. The LightPulse HBAs are based on the Emulex Engine™ (XE) 201 I/O Controller technology, which is a multi-fabric product, capable of both Fibre Channel and Ethernet-based connectivity. The XE201 enables the ability to choose a combination of up to four ports of native 8GFC and 16GFC, or 10GbE and 40GbE for the ultimate in design flexibility.
Storage Connectivity and Other Products
SCOP includes our InSpeed® switch-on-a-chip (SOC) and back-end connectivity, bridge, router products, Pilot™ Integrated Baseboard Management Controllers (iBMCs), certain legacy products and other products and services. SCOP is deployed inside storage arrays, tape libraries, and other storage appliances, and connects storage controllers to storage capacity, delivering improved performance, reliability, and connectivity. SCOP uses industry standard protocols including FC, SAS, and SATA, and support the broadest range of HDD and Solid Stated Drives (SSD) technologies. In recent years, we have significantly reduced our engineering investment in new SCOP products to focus on other areas of the overall networking and storage market including Ethernet and FCoE technologies. As a result, we expect that revenues for this product line will continue to decrease as a percentage of overall revenues in the future. Baseboard Management Controllers (BMCs) are at the heart of reducing costs associated with managing servers. Our Pilot™ iBMC solutions revolutionized the industry for enterprise servers by integrating the BMC, super I/O, graphics controller and Remote Keyboard, Video, Mouse and Storage (KVMS) functionality into a single ASIC, providing significant cost savings to data center managers. Like a standard BMC, when embedded in a server system or appliance, the iBMC simplifies the management of the remote server systems and appliances, whether physical or virtual servers, thereby reducing operational costs.
Visibility Segment
Network Visibility Products
NVP consists entirely of the recently acquired Endace® family of visibility and recording infrastructure products that address NRM for high speed networks. The EndaceProbe™ Intelligent Network Recorder (INR) captures, indexes and stores network traffic history in order to help organizations troubleshoot problems and respond to network security breaches. EndaceVision™ is a browser-based network traffic search engine that provides users with a unique ‘window’ into high speed networks. Through EndaceVision™, users can search and receive packets of interest from anywhere across a globally distributed network of Endace Systems through a single, browser-based user interface. The EndaceODE™ Open Application Platform, also known as ODE systems, are designed specifically to host packet-processing applications in managed data center environments. These flexible and scalable systems are used extensively by organizations that demand the very highest levels of packet capture accuracy and processing performance for their hosting platforms. EndaceAccess™ Head-End systems give organizations access to 40GbE and 100GbE network segments that they need to measure, monitor and protect their networks with industry standard 1 Gb/s capable monitoring and security tools.
The EndaceFlow™ NetFlow Generator Appliances (NGAs) are designed specifically to offload the work from network elements and deliver 100 percent accurate NetFlow in the right format to the tools that need to consume it.
Underpinning all of the Emulex family of network visibility and recording products are the EndaceDAG Data Capture Cards that are integrated into the EndaceProbe™ INRs and sold as stand-alone components for use in a wide range of monitoring and security systems. We believe EndaceDAG Data Capture Cards have established a reputation for being among the most accurate, reliable and best performing PCI-based packet capture cards available.
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
We have received third party claims of intellectual property infringement in the past and there can be no assurance that we will not receive additional claims of intellectual property infringement from competitors or other third parties in the future. Such litigation may result in substantial costs and diversion of resources, and may result in an injunction against the sale or distribution of our products incorporating the underlying intellectual property or require the licensing of such intellectual property from the third party initiating the lawsuit, all of which could have a material adverse effect on our business, financial condition and results of operations. See Note 10 in the accompanying notes to consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information on our intellectual property litigation. Also see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for additional discussion of our intellectual property risks.
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
We maintain several design centers throughout the United States and abroad including California, Texas, New Zealand and India. Engineering and development expenses were approximately $155.9 million, $168.4 million, and $163.6 million in fiscal 2014, fiscal 2013, and fiscal 2012, respectively.
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
During fiscal 2014, most of our revenues were derived from a mix of connectivity products based largely on Fibre Channel and Ethernet technologies sold to OEMs and through distribution channels. Our significant OEM customers include the world’s leading server and storage providers, including Cisco Systems, Inc. (Cisco), Dell Inc. (Dell), EMC Corporation (EMC), Fujitsu Ltd. (Fujitsu), Hewlett-Packard Company (Hewlett-Packard), Hitachi Data Systems (HDS), Hitachi Limited (Hitachi), Hon Hai Precision Industry Co., LTD (Hon-Hai), Huawei Technologies Company Ltd. (Huawei), Intel Corporation (Intel), International Business Machines Corporation (IBM), Lenovo, Micron Technology, Inc. (Micron), NEC Corporation (NEC), Network Appliance Inc. (NetApp), Oracle Corporation (Oracle), and Unisys Corporation (Unisys). Our significant distribution partners include ASI Computer Technologies, Inc. (ASI), Avnet, Inc. (Avnet), Digital China Technology Limited, Info X Distribution, LLC (Info X), Ingram Micro Inc. (Ingram Micro), SYNNEX Corporation (SYNNEX), and Tech Data Corporation (Tech Data). The market for networking infrastructure solutions is concentrated among large OEMs, and as such, a significant portion of our revenues are generated from sales to a limited number of customers.
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
Concentration of Customers, Revenue by Operating Segments, Product Families and Geographic Area
See Note 15, “Operating Segments and Revenue by Product Families, Geographic Area and Significant Customers,” in the accompanying notes to consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for information regarding concentration of our customers as well as information regarding our revenue by operating segments, product family and geographic area. Also see “Risk Factors” contained within Part I, Item 1A of this Annual Report on Form 10-K for a discussion of the risks associated with the concentration of our customers, as well as the risks associated with our revenue by operating segments, product family and geographic area.
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
One of our largest competitors for HBA and CNA products is QLogic Corporation (QLogic). In addition, Cisco competes in the CNA market.
In some markets, CNAs face competition from NIC/iSCSI suppliers that are supplied by established Fibre Channel and Ethernet competitors as well as new entrants, including Intel Corporation (Intel), Chelsio Communications, Inc. (Chelsio), Mellanox Technologies, Ltd. (Mellanox) and other private and public companies who have invested in various aspects of data center networking. Across all storage networking technologies, we face the threat of potential competition from new entrants into the storage networking market, including large technology companies that may develop or acquire differentiating technology and then apply their resources, including established distribution channels and brand recognition, to obtain significant market share.

We believe that the principal basis of competition for our Storage Connectivity and Other Products presently includes interoperability, reliability, scalability, price, silicon integration, performance, technical support, and backwards compatible Application Programmable Interfaces (APIs). We believe that we compete favorably with respect to these factors. We also believe that we have a competitive strength in our close relationships with OEM customers and our OEMs’ investment in storage software.
Our Storage Connectivity and Other Products, including InSpeed®, bridge and router products compete against products supplied by LSI Corporation/Avago Technologies (LSI/Avago), Marvell Technology Group Ltd. (Marvell), Maxim Integrated Products, Inc. (Maxim), and PMC-Sierra, Inc. (PMC-Sierra). Across all embedded storage technologies, we face the threat of potential competition from new entrants into the embedded storage market, including large technology companies that may develop or acquire differentiating technology and then apply their resources, including established distribution channels and brand recognition, to obtain significant market share.
We believe that the principal basis of competition for our Network Visibility Products includes Napatech and SolarFlare for the DAG technology. Our primary competitors for network recording systems (EndaceProbe™ INRs and EndaceVision™) include NetScout, Solera Networks, Riverbed, Niksun, Network Instruments and Fluke Networks.
Manufacturing and Suppliers
Our products include board level assemblies that consist primarily of electronic component parts assembled on printed circuit boards (PCBs) and system level products consisting of board level assemblies, cables, and power sources contained within an enclosure. Most component parts can be purchased from two or more sources. However, some key components that we use in our products (including our ASICs) may only be available from single sources with which we may not have contracts. In addition, we design ASICs that are embedded in our assembled products and are also sold directly to OEM customers. These ASICs are typically sole-sourced and manufactured by third party semiconductor foundries. The majority of our ASICs are manufactured under the direction of LSI/Avago, using a variety of qualified semiconductor, assembly, and test suppliers. We also purchase ASICs from eSilicon Corporation, Intel Corporation, Renesas Electronics America Inc., and Toshiba Corporation. In addition to hardware, we design software and firmware, which are provided as embedded programs within our hardware products.
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
During fiscal 2014, Benchmark Electronics, Inc. (Benchmark) manufactured for us at their facilities in Korat, Thailand; Flextronics Telecom Systems, LTD. (Flextronics) manufactured for us at their facility in Zhuhai, China; GPC Electronics manufactured for us at their facility in Christchurch, New Zealand; UNICOM Engineering, Inc. (formerly NEI) manufactured for us at their facility in Canton, Massachusetts; and Wistron Corporation (Wistron) manufactured for us at their facility in Zhongshan, China. Through our continuing strategic relationships with our EMS suppliers, we believe we have a strong global manufacturing operation that supports our growing global customer base and provides us with increased supply chain efficiency, flexibility, and security.
Employees
As of June 29, 2014, we employed 1,122 employees. Other than the employee in our Brazil office, none of our employees are represented by a labor union, and we believe our employee relations are good.
Executive Officers of the Registrant
The executive and certain other officers of the Company or its principal operating subsidiaries as of June 29, 2014 were as follows:

Name	Position	Age
Jeffrey W. Benck	Director, President and Chief Executive Officer	49
Kyle B. Wescoat	Senior Vice President, Chief Financial Officer and Treasurer	62
Margie Evashenk (1)	Senior Vice President, Chief Development Executive	48
Jeffrey L. Hoogenboom (1)	Senior Vice President, Worldwide Sales	48
Perry M. Mulligan (1)	Senior Vice President, Operations	56
Randall G. Wick (2)	Senior Vice President, General Counsel and Secretary	61

_____________
(1) These persons serve in the indicated capacities as SEC Section 16 officers of the Registrant, but are not officers of the Registrant or its subsidiaries, and are considered a "significant employee."
(2) Mr. Wick serves as an officer of the Registrant's principal operating subsidiaries; he is the Secretary of the Registrant, but is not otherwise an officer of the Registrant. Also, Mr. Wick serves in the indicated capacity as a SEC Section 16 officer of the Registrant.
Mr. Benck currently serves as a Director, President and Chief Executive Officer and President of Emulex. Mr. Benck joined Emulex in May 2008 as Executive Vice President and Chief Operating Officer and was subsequently appointed to President and Chief Operating Officer in August 2010. Mr. Benck was named a Director of Emulex and President and Chief Executive Officer of the Company in July 2013. Prior to joining the Company, Mr. Benck was President and Chief Operating Officer of QLogic Corporation, a supplier of storage networking solutions. Prior to that, Mr. Benck worked for International Business Machines (IBM) Corporation, a global leader in information technology and services, for 18 years, in his last role serving as Vice President of xSeries BladeCenter and Retail Store Solutions development. While at IBM, Mr. Benck's focus included growth initiatives, product development, marketing and strategy, portfolio management and customer relationships. Mr. Benck is widely known for his role in establishing IBM's blade server product line leadership.
Mr. Wescoat joined the Company in January 2014 as Senior Vice President, Chief Financial Officer and Treasurer. Prior to joining the Company, Mr. Wescoat serves as Senior Vice President and Chief Financial Officer of Skullcandy, Inc., a publicly traded headphone, gaming and accessories company. From February 2008 to May 2011, Mr. Wescoat served as the Vice President of Finance and Chief Financial Officer of Vizio, Inc., a producer of consumer electronics. Prior to that, Mr. Wescoat served as the Chief Administrative Officer of the Los Angeles Dodgers. Mr. Wescoat also previously served as the Vice President of Finance and Chief Financial Officer of Cherokee Inc., a multi-brand retail direct licensor, and Vans, Inc. a teen oriented, multi-channel lifestyle company.
Ms. Evashenk joined the Company in October 2006 as Senior Vice President of Engineering and was subsequently promoted to Senior Vice President, Chief Development Executive of the Company in May 2011. Although no specific departure date or terms have been agreed to, Ms. Evashenk has expressed an interest in retiring from her service with Emulex by the end of calendar year 2014 and the Company is currently working with her to develop a mutually agreeable transition plan. Prior to Emulex’s acquisition of Sierra Logic, Inc. (Sierra Logic) in October 2006, Ms. Evashenk was a Co-Founder and Vice President of Engineering for Sierra Logic. Prior to joining Sierra Logic, Ms. Evashenk held various positions in engineering and management at Hewlett-Packard Company and Agilent Technologies, Inc.
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
Mr. Mulligan joined the Company in July 2013 as Senior Vice President of Operations. Prior to joining the Company, Mr. Mulligan served as the Senior Vice President of Operations at QLogic Corporation. Prior to that, Mr. Mulligan spent nine years in the electronic manufacturing services industry, at Solectron and Celestica. At Solectron, he served as Senior Vice President of supply chain management and chief procurement officer, and at Celestica, he held roles as Vice President of supply chain management and president of commodity management for Asia. Prior to entering the electronics manufacturing services industry, Mr. Mulligan held a number of management positions at Nortel in operations, information technology and materials management.
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

Item 1A. Risk Factors.
Our operating results are difficult to forecast resulting in significant fluctuations from quarter to quarter.
Our fiscal 2014 restructuring plans may not yield the targeted cost savings on a timely basis or at all even though we incurred charges relating to such cost savings initiatives. In addition, our share repurchase program may not be completed within the expected timeframe. The assumptions on which our cost savings initiatives, share repurchase and capital return goals are based involve judgments with respect to, among other things, economic, competitive and financial market conditions and the impact of the cost savings initiative on our customers, all of which are difficult or impossible to predict and many of which are beyond the Company’s control.
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

•	Seasonality or non-linearity of revenue from period to period;

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
We may fail to realize the anticipated benefits from future acquisitions and strategic investments.
Our future performance will depend in part on our ability to realize the anticipated benefits from acquisitions, including Endace Limited (Endace), and strategic investments, and whether we can successfully integrate, operate or partner these businesses with our existing operations in an effective and efficient manner. Integrating our operations with acquired businesses is a complex, time-consuming and expensive process and involves a number of risks and uncertainties. In addition, in order to position ourselves to take advantage of growth opportunities, we have made, and may continue to make, other strategic acquisitions that involve significant risks and uncertainties. The risks and uncertainties relating to acquisitions and/or strategic investments include, but are not limited to:

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

•	The challenges in achieving strategic objectives, cost savings and other benefits expected from any acquisitions;

•	The risk that the financial returns on acquisitions will not support the expenditures incurred to acquire such businesses or the capital expenditures needed to develop such businesses;

•	The risks of entering markets in which we have less experience;

•	The risk that markets do not evolve as anticipated and the technologies acquired do not prove to be those needed to be successful in those markets;

•	Difficulties in maintaining relationships with present and potential customers, distributors and suppliers of the acquired business; and

•	The risk that the goodwill in the Visibility and Connectivity reporting unit could become impaired in the near term due to lower than expected revenues and profits.
Furthermore, to complete future acquisitions or strategic investments, we may need to issue equity securities, incur additional debt, assume contingent liabilities or recognize amortization expenses and write-downs of acquired assets, which could cause our earnings per share to decline.
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
Broadcom Corporation (Broadcom) filed a consolidated patent infringement suit against us during fiscal 2010. After a nearly three week trial that ended October 6, 2011, the jury reached a partial verdict involving two out of the six patents. The Court determined that one of the patents (U.S. Patent 7,058,150) [the ‘150 patent] had been infringed by us, and the jury rendered an advisory verdict on October 12, 2011 to the District Court that it is not invalid, and awarded approximately $0.4 million in damages with respect to that patent. The jury reached a unanimous verdict of non-infringement on another patent relating to Emulex Fibre Channel switch products. A mistrial was declared concerning the remaining four patents for which no unanimous verdict was reached. On December 15, 2011, the District Court issued judgments as a matter of law (JMOL) that the two patents, on which the jury had rendered advisory verdicts were not invalid. On December 16, 2011 the District Court issued an additional JMOL that one of the patents (U.S. Patent 7,471,691) [the‘691 patent] had been infringed by us. Effective March 30, 2014, Emulex and Broadcom entered into a Dismissal Agreement pursuant to which Emulex and Broadcom entered into certain understandings with respect to the outstanding claims relating to and arising out of the patent infringement suit. Pursuant to the terms of the Dismissal Agreement, we agreed to pay Broadcom a non-refundable, non-cancelable dismissal and standstill fee in the amount of $5 million.
See Note 10, “Commitments and Contingencies,” in the notes to the consolidated financial statements under the caption “Litigation” in Part IV, Item 15(a) of this Annual Report on Form 10-K. Also see "We are dependent on sole source and limited source third party suppliers and EMS providers for our products" elsewhere in this Item 1A - Risk Factors.
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
We may not be able to generate enough cash flow from our operations to service our indebtedness, and we may incur additional indebtedness in the future, which could adversely affect our business, financial condition and results of operations.
In November 2013, we issued $175.0 million aggregate principal amount of 1.75% convertible senior notes due November 15, 2018, in a private placement offering. See Note 11 “Convertible Senior Notes,” in the notes to the consolidated financial statements in Part IV, Item 15(a) of this Annual Report on Form 10-K. Our ability to make payments on and to refinance our debt will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, business, financial, competitive, legislative, regulatory and other factors that are beyond our control.
We cannot assure that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity. We cannot assure that we will be able to refinance any of our debt on commercially reasonable terms or at all. If such financings were not available on favorable terms, our business results of operations and financial condition could be materially adversely affected.
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
The size of our potential market is largely dependent on the overall demand for network connectivity and visibility products and in particular, upon the broadening acceptance of our converged network and networking recording technologies. The market will also be dependent on the evolving technical nature of network recorders. We believe that our investment in multi-protocol solutions that address the high performance needs of the converged networking market, as well as our investments in network performance management solutions, provide the greatest opportunity for our future revenue growth and profitability. However, the market for converged networking products may not gain broader acceptance and customers may choose alternative technologies that we are not investing in, or products supplied by other companies. Interest continues for other storage networking technologies such as Internet Small Computer Systems Interface (iSCSI) and iSCSI Extensions for RDMA (iSER), which may satisfy some Input/Output (I/O) connectivity requirements through standard Ethernet adapters and software at little or no incremental cost to end users. The software only iSCSI solutions compete with our Network Connectivity Products, particularly in the low end of the market. We have also launched Converged Network Adapters (CNAs) using Fibre Channel over Ethernet (FCoE) or iSCSI protocols which may be used by the same customers impacting our network product revenues more than we anticipate.
In addition, the market for FC products may shrink as more storage subsystems adopt SAS based connectivity for external and direct attached storage devices. Furthermore, FCoE may not be adopted at the rate or extent that we anticipate, and adoption of FCoE is largely dependent on third-party vendors and end users. While the usage of FCoE has increased since its first specifications were completed in 2009, continued adoption of FCoE is dependent on continued collaboration and cooperation among information technology solutions providers. Since our products are sold as parts of integrated systems, demand for our products is driven by the demand for such integrated systems, including other companies’ complementary products. A lack of demand for these integrated systems or a lack of complementary products required for these integrated systems to be deployed could have a material adverse effect on our business, results of operations, and financial condition. Furthermore, our results of operations and financial condition could be materially adversely affected if the 10G and 40G Ethernet market grows at a slower rate than the historical high growth rate. If the converged networking market does not grow, grows more slowly than we anticipate, declines, or attracts more competitors than we expect, or if our products do not achieve continued market acceptance, our business, results of operations, and financial condition could be materially adversely affected.
A significant portion of our revenue is generated from sales to a limited number of customers, none of which are subject to exclusive or long-term contracts.
We rely almost exclusively on OEMs and sales through distribution channels for our revenue. For the fiscal year ended June 29, 2014, we derived approximately 84% of our net revenues from sales to OEM customers and approximately 13% from sales through distribution. Furthermore, as some of our sales through distribution channels consist of OEM products, OEM customers effectively generated approximately 88% of our revenue for the fiscal year ended June 29, 2014. Moreover, direct and indirect sales to our top five customers (including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties) accounted for approximately 76% of our net revenues for the fiscal year ended June 29, 2014. If we are unable to retain our current OEM and distributor customers, recruit additional or replacement customers, or timely collect amounts due from our customers, or if demand from our customers is reduced due to difficulties in their ability to acquire components or other products such as microprocessors, disk drives, switches and optical modules used in conjunction with our products or in the deployments of their products, our business, results of operations, and financial condition could be materially adversely affected.
As is common in the technology industry, our agreements with OEMs and distributors are typically non-exclusive, have no volume commitments, and often may be terminated by either party without cause. It is increasingly commonplace for our OEM and distributor customers to utilize or carry competing product lines. If we were to lose business from one or more significant OEM or distributor customers to a competitor, our business, results of operations, and financial condition could be materially adversely affected. In addition, our OEMs may elect to change their business practices in ways that affect the timing of our revenues, which may materially adversely affect our business, results of operations, and financial condition. This includes transitioning to new inventory geographies or markets.
In January 2014, our largest customer announced the proposed sale of their x86-based server business to an overseas competitor. Once complete, they plan to exit this sector of the Server market. Although both companies have publicly stated the close of the proposed sale is expected to be completed during the 2014 calendar year, there are no guarantees this will occur. In advance of and during any related transition period, we may be exposed to elevated levels of demand fluctuation, forecasting uncertainty and other business risk.
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
To remain a significant supplier of networking technologies, we will need to continue to expand the range of products and solutions offered to our current and new OEM customers. Expansion into other areas of the connectivity and visibility markets, whether by acquisition or through internal growth, and the resulting increases in expenditures to support these new areas may be greater than anticipated and we may experience potential disruptions in our expansion caused by our downsize activities. If we fail to successfully expand into new areas of the storage, server and network recording technology markets with products that we do not currently offer, or effectively address new market opportunities, we may lose market share and revenue opportunities to our competitors, including in the 25G Ethernet market. Any such loss of opportunities or any failure by us to effectively manage the costs associated with expanding into new markets may have an adverse effect on our business and financial condition.

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
For the fiscal year ended June 29, 2014, sales in Asia Pacific accounted for approximately 59% of our total net revenues, sales in the United States accounted for approximately 26% of our total net revenues, and sales in Europe, Middle East, Africa and the rest of the world accounted for approximately 15% of our total net revenues based on billed-to address. We expect that our sales will continue to increase outside of the United States as our customers are migrating towards using contract manufacturers located internationally, predominantly in Asia Pacific. However, because we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our sales based on billed-to address may not be reflective of the geographic mix of end-user demand or installations. Since the majority of our sales are currently denominated in U.S. dollars, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets.
In addition, as we continue to expand our international operations and with our recent acquisition of Endace, an increasing amount of our expenses are incurred in currencies other than U.S. dollars, including the India Rupee and the New Zealand Dollar. Therefore, we are required from time to time to convert currencies to meet our expense obligations for such international operations, including taxes.
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
We utilize third-party EMS providers located inside and outside the United States to manufacture and test the majority of our products. These EMS providers also procure and manage most of the components used in our board and system level products. We may introduce new EMS providers and new locations into our supply chain from time to time. These transitions introduce security of supply risks as we ramp down the supply from one source and ramp up the supply from the new source. As a result of our reliance on third-party EMS providers, we may not be able to directly control product delivery schedules and the quality of our products which could have a material adverse effect on our business, results of operations, and financial condition. If our EMS providers are unable to respond in a timely fashion to changes in customer demand, we may be unable to produce enough products to respond to sudden increases in demand, resulting in lost revenues. Alternatively, in the case of order cancellations or decreases in demand, we may be liable for excess or obsolete inventory or cancellation charges resulting from contractual purchase commitments that we have with our EMS providers. We regularly provide rolling forecasts of our requirements to our EMS providers for planning purposes, pursuant to our agreements, a portion of which is binding upon us. Additionally, we are committed to accept delivery on the forecasted terms for a portion of the rolling forecast. Cancellations of orders or changes to the forecasts provided to any of our EMS providers may result in cancellation costs payable by us. In the past, we have been required to take delivery of materials from our EMS providers that were in excess of our requirements, and we have previously recognized charges and expenses related to such excess material. We expect that we will continue to incur such costs in the future.
We also purchase ASICs and field-programmable gate arrays (FPGAs) from sole source suppliers, including LSI Corporation/Avago Technologies (LSI/Avago), Marvell Technology Group Ltd., Intel Corporation, Renesas Electronics America Inc., Toshiba Corporation, Altera Corporation, and Xilinx Inc., who in turn rely on a limited number of suppliers and foundries to manufacture the ASICs and FPGAs. This creates risks in assuring the availability of such ASICs and FPGAs. While we have multiple ASIC suppliers, we sole source each of our ASICs and FPGAs, and we use the same supplier for more than one of our ASICs and FPGAs. The inability of the Company or our EMS providers to obtain these ASICs and FPGAs in sufficient quantities or in the desired time periods could delay the production and delivery of our products which, in turn, could result in lost revenue due to customer cancellations and have a material adverse effect on our business, results of operations, and financial condition.
The use of third party ASIC suppliers may also create risks relating to intellectual property controversies including the possible need to redesign ASICs provided changes by such ASIC component supplier in response to such controversies. For example, on September 14, 2009, Broadcom Corporation filed two separate patent infringement lawsuits against the Company in the U.S. District Court in the Central District of California that were subsequently amended and consolidated. The consolidated lawsuit includes claims related to the use of multiple lanes of phase interpolators, clock and data recovery (CDR) circuits and other circuitry used to deserialize signals in SerDes modules included within an ASIC supplied by third party ASIC suppliers. See Note 10, “Commitments and Contingencies,” in the notes to the consolidated financial statements under the caption “Litigation” in Part IV, Item 15(a) of this Annual Report on Form 10-K. Also see “Third party claims of intellectual property infringement could adversely affect our business” elsewhere in this Item 1A — Risk Factors.
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
The stock market in general and the stock prices of technology companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to continue to fluctuate in the future. For example, during the twelve month period ended June 29, 2014, the sales price of our common stock ranged from a low of $4.51 per share to a high of $8.99 per share. Factors that could have a significant impact on the market price of our stock include, but are not limited to, the following:

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
In the past, companies, including us, that have experienced volatility in the market price of their stock have been subject to securities class action litigation. If we were to be the subject of similar litigation in the future or experience unfavorable outcomes in any of our pending litigations, as discussed in Note 10 in the accompanying notes to our consolidated financial statements under the caption "Litigation" in part IV, Item 15(a) of this Annual Report on Form 10-K, it could have a material adverse effect on our business, results of operations, and financial condition. Such litigation would also divert management’s attention from other business matters.
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
We have adopted transfer-pricing policies between our affiliated entities. Our policies call for the licensing of intellectual property, the provision of services, and the sale of products from one affiliate to another at prices that we believe are equivalent to an arm’s length negotiated price. If the U.S. Internal Revenue Service (IRS) or the taxing authorities of any other jurisdiction were to successfully challenge our transfer pricing practices resulting in adjustments for prior or future tax years, we could become subject to higher taxes and our earnings would be adversely affected. Any redetermination of income allocations or modification of transfer pricing laws could result in an income tax assessment on the portion of income deemed to be derived from the U.S. or other taxing jurisdictions.
Although we believe our tax estimates are reasonable, there is no assurance that the final determination of our income tax liability will not be materially different than what is reflected in our income tax provisions and accruals. Significant judgment is required to determine the recognition and measurement of tax liabilities prescribed in the accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which, if settled unfavorably, could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other foreign, state and local tax authorities. We are currently under audit by the IRS for fiscal years 2008 and 2009 and an amended return for fiscal 2007, and by the California Franchise Tax Board for fiscal years 2008 and 2009. In March 2014, we received a 30-Day letter from the IRS, proposing an adjustment related to the amount of "buy-in-payments" made by one of our international subsidiaries to the Company in connection with the cost-share agreement entered into by the Company and our international subsidiary in fiscal year 2008. The incremental tax liability asserted in the 30-Day Letter is approximately $70.0 million, excluding interest and penalties. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Upon the 30th day from the issuance of the 30-Day Letter from the IRS, we began accruing additional interest and will continue to do so until resolution, which may adversely impact the Company’s tax provision, net income/(loss) and cash flows. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.
We may not realize the full benefits of the New Zealand research and development grants.
We are entitled to reimbursement of certain New Zealand based research and development costs through various grant programs offered by the New Zealand government that were assumed as part of our acquisition of Endace. The receipt and amount of funds under these programs are subject to our satisfaction of certain terms and conditions. As of June 29, 2014, Endace has received an aggregate of approximately $6.9 million in credits to research and development expenses and approximately $1.1 million in credits related to capital expenditures pursuant to these grants. If we do not to satisfy the terms and conditions of any of these grant programs, expenses incurred in respect of the relevant research and development projects may not be approved for reimbursement, we may be required to return amounts previously paid to us under such grant programs, and further grants may not be available to us in the future.
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

We may be subject to theft, misuse of our electronic data or cyber attacks, which could result in third-party claims and harm our business and results of operations.
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
A change in accounting standards or practices and varying interpretations of existing accounting pronouncements, such as the increased use of fair value measures, revenue recognition, lease accounting, financial instruments and other accounting standards, and the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards (IFRS), could have a significant effect on our reported financial results or the way we conduct our business. Implementation of accounting regulations and related interpretations and policies, particularly those related to revenue and expense recognition, could cause us to defer revenue recognition or accelerate the timing of expense recognition, which would adversely affect our reported financial results, and could have an adverse effect on our stock price.
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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our corporate offices and principal product development facilities are currently located in approximately 180,000 square feet of buildings in Costa Mesa, California which are owned by us. In addition, we lease facilities in California, Colorado, Texas, Washington, India, and New Zealand primarily for engineering and development and approximately 10 other remote offices throughout the world, primarily for sales.
Our future facilities requirements will depend upon our business, but we believe additional space, if required, may be obtained on reasonable terms.

Item 3. Legal Proceedings.
The information set forth under Note 10, “Commitments and Contingences,” in the notes to the consolidated financial statements under the caption “Litigation” included in Part IV, Item 15(a) of this Annual Report on Form 10-K is incorporated herein by reference.

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

	High	Low
2014
Fourth Quarter	$7.64	$4.51
Third Quarter	7.74	6.93
Second Quarter	8.24	6.79
First Quarter	8.99	6.53
2013
Fourth Quarter	$6.82	$5.72
Third Quarter	7.73	6.35
Second Quarter	7.45	6.10
First Quarter	7.98	5.85
Number of Common Stockholders
The approximate number of holders of record of our common stock as of August 20, 2014 was 362.
Dividends
We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain our earnings for the development of our business.
Issuer Purchases of Equity Securities
In November 2013, our Board of Directors authorized a plan to repurchase up to $200.0 million of our outstanding common stock. The plan superseded the existing share repurchase program authorized in August 2008. The share repurchases are authorized to be completed through the combination of individually negotiated transactions, accelerated share buybacks and open market purchases.
On November 13, 2013, we entered an accelerated share buyback agreement ("ASB") with Goldman Sachs to repurchase an aggregate of $44.3 million of our outstanding common stock. The total number of shares subject to repurchase under the ASB was determined based on the daily volume weighted average market price of our common stock over the course of a calculation period, less a discount, and was subject to certain adjustments under the ASB. Under the ASB we paid approximately $44.3 million to Goldman Sachs on November 18, 2013 and Goldman Sachs delivered to us 4.6 million shares of common stock reflecting 80% of the $44.3 million paid. Goldman Sachs delivered to us the remaining 20%, or 1.5 million shares of common stock, upon final settlement of the ASB on April 30, 2014.
Through June 29, 2014, the Company repurchased approximately 22.5 million shares of its common stock for an aggregate purchase price of approximately $150.0 million at an average purchase price of $6.68 per share under this plan. We may repurchase additional shares under this plan from time-to-time in open market purchases or privately negotiated transactions. The share repurchases will be financed by available cash balances and cash from operations.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
March 31, 2014 — April 27, 2014	277,416	$7.41	277,416	$94,539,525
April 28, 2014 — May 25, 2014	5,830,798	5.35	5,830,798	$72,208,582
May 26, 2014 — June 29, 2014	4,100,995	5.42	4,100,995	$50,000,000
Total	10,209,209	5.43	10,209,209
Sales of Unregistered Securities
There were no sales of unregistered securities for the three months ended June 29, 2014. However, in November 2013, we issued an aggregate principal amount of $175.0 million in 1.75% Convertible Senior Notes due November 2018 (Convertible Senior Notes). The Convertible Senior Notes are convertible into shares of our common stock at an initial conversion rate of approximately 97.13 per share of our common stock per $1,000 principal amounts of the Convertible Senior Notes. The initial conversion price is approximately $10.30 per share of our common stock. See Note 11 "Convertible Senior Notes" in Part IV, Item 15(a) of this Annual Report on Form 10-K.
Equity Compensation Plan Information
See Part III, Item 12 — “Security Ownership of Certain Beneficial Owners and Management” of this Annual Report on Form 10-K for certain information regarding our equity compensation plans.

Stock Performance Graph
The graph below compares the cumulative total stockholder return on the Company’s common stock with the cumulative total return on the Standard & Poor’s 500 Index and the S&P 500 Computer Storage and Peripherals Index for the period of five fiscal years commencing June 30, 2009 and ended June 29, 2014.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
EMULEX CORPORATION COMMON STOCK, S&P 500 INDEX AND
S&P 500 TECHNOLOGY HARDWARE, STORAGE AND PERIPHERALS INDEX

*	Assumes the value of the investment in the Company’s common stock and each index was $100 on June 30, 2009.
Item 6. Selected Financial Data.
The following table summarizes certain selected consolidated financial data. On August 25, 2010, we completed the acquisition of ServerEngines, and on February 26, 2013, we completed the acquisition of Endace.

Selected Consolidated Statements of Operations Data

	Year Ended
	June 29, 2014	June 30, 2013	July 1, 2012	July 3, 2011	June 27, 2010
	(In thousands, except per share data)
Net revenues:
Network Connectivity Products	$318,940	$360,974	$362,315	$346,665	$289,990
Storage Connectivity & Other Products	94,515	104,409	139,454	105,878	109,160
Network Visibility Products	33,878	13,184	—	—	—
Total net revenues	447,333	478,567	501,769	452,543	399,150
Cost of goods sold :
Cost of goods sold	153,994	173,004	184,593	167,280	133,554
Amortization of core and developed technology intangible assets	24,916	21,800	24,031	33,127	18,904
Patent litigation settlement, damages, and royalties	7,426	4,963	37,310	—	—
Total cost of sales	186,336	199,767	245,934	200,407	152,458
Gross profit	260,997	278,800	255,835	252,136	246,692
Operating expenses:
Engineering and development	155,909	168,446	163,552	170,845	126,850
Selling and marketing	77,757	66,235	59,990	58,635	56,554
General and administrative	41,115	38,893	35,658	56,133	50,454
Amortization of other intangible assets	6,375	5,935	6,569	9,334	6,792
In-process research and development impairment	—	—	—	6,000	—
Total operating expenses	281,156	279,509	265,769	300,947	240,650
Operating (loss) income	(20,159)	(709)	(9,934)	(48,811)	6,042
Non-operating (expense) income, net:
Interest income	26	34	97	96	286
Interest expense	(5,860)	(24)	(15)	(373)	(7)
Impairment of strategic investment	—	—	—	(9,184)	—
Other (expense) income, net	(193)	(4,884)	350	(575)	23
Total non-operating (expense) income, net	(6,027)	(4,874)	432	(10,036)	302
(Loss) income before income taxes	(26,186)	(5,583)	(9,502)	(58,847)	6,344
Income tax provision (benefit)	3,346	(369)	1,578	24,763	(17,276)
Net (loss) income	$(29,532)	$(5,214)	$(11,080)	$(83,610)	$23,620
Net (loss) income per share:
Basic	$(0.35)	$(0.06)	$(0.13)	$(0.97)	$0.29
Diluted	$(0.35)	$(0.06)	$(0.13)	$(0.97)	$0.29
Number of shares used in per share computations:
Basic	83,917	90,271	86,585	86,038	80,097
Diluted	83,917	90,271	86,585	86,038	81,282

Selected Consolidated Balance Sheet Data

	Year Ended
	June 29, 2014	June 30, 2013	July 1, 2012	July 3, 2011	June 27, 2010
	(In thousands)
Total current assets	$281,496	$239,313	$363,238	$302,152	$417,551
Total current liabilities	67,945	71,586	102,589	71,242	60,430
Working capital	213,551	167,727	260,649	230,910	357,121
Total assets	717,923	710,709	712,959	702,839	689,450
Total debt obligations	146,478	—	—	—	—
Accumulated deficit	(501,886)	(472,354)	(467,140)	(456,060)	(372,450)
Total stockholders’ equity	454,646	587,625	575,103	588,691	591,182

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
Executive Overview
Emulex designs and markets high speed network connectivity, monitoring, and management products, providing solutions for global networks that support enterprise, cloud, government and telecommunications and enable end-to-end application visibility, optimization and acceleration in the data center. The world’s leading server and storage OEMs depend on our broad range of products to help build high performance, highly reliable, and scalable Fibre Channel Storage Area Networks (SAN) and Ethernet Converged Networking solutions, and our products can be found in the data centers of nearly all Fortune 1000. Our monitoring and management solutions, including our portfolio of network visibility and recording products, provide organizations with complete network performance management at speeds up to 100 Gb Ethernet.
With our acquisition of Endace, we have two business operating segments consisting of three product lines. Our Connectivity Segment consists of our legacy Emulex products and includes Network Connectivity Products (NCP) and Storage Connectivity and Other Products (SCOP). Our Visibility Segment consists of our Network Visibility Products (NVP) that were acquired through the Endace acquisition.
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
Our Ethernet products include our OneConnect® Converged Network Adapters (CNAs), Local Area Network on Motherboard (LOM) application specific integrated circuits, and custom form factor solutions for OEM blade servers that enable high performance, scalable networks and convergence. Our Fibre Channel based products include LightPulse® Host Bus Adaptors (HBAs), Fibre Channel application specific integrated circuits (ASICs), and custom form factor solutions for OEM blade servers.
SCOP includes our InSpeed®, switch-on-a-chip (SOC) and backend connectivity, bridge, router products, Pilot™ Integrated Baseboard Management Controllers (iBMC), certain legacy products and other products and services. SCOP is deployed inside storage arrays, tape libraries, and other storage appliances, and connect storage controllers to storage capacity, delivering improved performance, reliability, and connectivity. SCOP uses industry standard protocols including Fibre Channel, Serial Attached Small Computer Interface (SAS), and Serial Advanced Technology Attachment (SATA), and support the broadest range of Hard Disk Drive (HDD) and Solid State Disk (SSD) technologies.
NVP consists entirely of the recently acquired Endace® family of network visibility and recording infrastructure products that address NRM for high speed networks. Our NVP products include EndaceProbe™ Intelligent Network Recorder,

EndaceVision™, EndaceODE™ Open Application Platform, EndaceAccess™ Network Visibility Head-End system, EndaceFlow™ NetFlow Generator Appliance and EndaceDAG Data Capture Cards.
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
As of June 29, 2014, we had a total of 1,122 employees.
We use a 52 to 53 week fiscal year that ends on the Sunday nearest to June 30. Therefore, every fifth or sixth fiscal year will be a 53-week fiscal year. The last 53 week fiscal year was fiscal 2011.
Exit and Disposal Activities
During the fourth quarter of fiscal 2014, we recorded restructuring charges of approximately $1.1 million, primarily consisting of workforce reductions. The severance related charges are expected to be substantially paid in cash by the first quarter of fiscal 2015.
During the second quarter of fiscal 2014, we initiated a restructuring plan designed to streamline business operations and reduce operating expenses. The restructuring actions include a reduction in workforce of approximately 15%, the consolidation of certain engineering facilities, and the closure of our Bolton, Massachusetts facility. The total restructuring charge was approximately $8.1 million.
During the fourth quarter of fiscal 2013, we took certain actions with respect to our operations, primarily consisting of workforce reductions, and recorded approximately $2.7 million in severance costs during fiscal 2013, the majority of which was paid in July 2013.
See Note 8, "Restructuring," in the notes to consolidated financial statements in Part IV, Item 15(a) of this Annual Report on Form 10-K for details of the restructuring actions taken during fiscal 2014 and 2013.
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
Endace was a New Zealand based company that was publicly traded on London AIM Stock Exchange as of February 26, 2013, and subsequently delisted effective March 27, 2013. Endace provides network visibility infrastructure including network monitoring appliances, network analytics software and ultra-high speed network access switching. Emulex’s software-defined convergence architecture and Endace’s network visibility infrastructure are expected to provide customers with new and innovative ways to solve the challenges of network complexity and ensure application-level performance at speeds of 10Gb and beyond. The ability of Endace’s network visibility technology to record, visualize and monitor network traffic provides customers with the ability to dynamically optimize application delivery across the infrastructure. The combination of Emulex’s and Endace’s technology is expected to provide customers the solutions to connect, monitor and manage high-performance networks.

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
Through June 29, 2014, we have incurred approximately $21.7 million, in mitigation, product redesign and appeal related expenses of which approximately $4.5 million, $8.6 million and $3.6 million were recorded during fiscal 2014, 2013, and 2012, respectively. The Company expects to incur incremental mitigation, product redesign, and appeal related expenses during fiscal 2015 up to $1 million, to be recorded within operating expenses. Engineering and development costs will include expenses for activities to redesign, design around, modify, design, develop, test and requalify certain of our affected products during the sunset period, and to implement our end of life processes in the U.S. for certain other affected products. Sales and marketing costs are likely to include expenses for customer support, pre-production samples, education and training, and other miscellaneous costs. In addition, we have agreed to participate in certain customer royalty obligations arising under their licensing agreements with Broadcom related to certain Emulex infringing products. Through June 29, 2014, the Company has recorded approximately $4.4 million in cost of sales related to such customer obligations, of which approximately $3.4 million and $0.9 million related to such payments were recorded to cost of sales in fiscal 2014 and 2013, respectively. The Company may incur additional amounts related to these obligations of approximately $5 million in future periods, all of which will reduce gross margins in the periods accrued.
Effective March 30, 2014, Emulex and Broadcom entered into a Dismissal and Standstill Agreement (the "Dismissal Agreement") pursuant to which Emulex and Broadcom entered into certain understandings with respect to the outstanding claims relating to and arising out of the patent infringement suit. Pursuant to the terms of the Dismissal Agreement, we agreed to pay Broadcom a non-refundable, non-cancelable dismissal and standstill fee in the amount of $5 million reflected in the accompanying financial statements in General and Administrative expense.
See Note 10 “Commitments and Contingencies,” in the notes to the consolidated financial statements under the caption “Litigation” in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information.

Results of Operations for Emulex Corporation and Subsidiaries
The following discussion and analysis should be read in conjunction with the selected consolidated financial data set forth in Item 6 — “Selected Consolidated Financial Data,” and our Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K. All references to years refer to our fiscal years ended June 29, 2014, June 30, 2013 and July 1, 2012, as applicable, unless the calendar year is specified. The following table sets forth certain financial data for the years indicated as a percentage of net revenues.

	Percentage of Net Revenues
	2014	2013	2012
Net revenues:
Network Connectivity Products	71%	75%	72%
Storage Connectivity & Other Products	21	22	28
Network Visibility Products	8	3	—
Total net revenues	100	100	100
Cost of sales:
Cost of goods sold	34	36	37
Amortization of core and developed technology intangible assets	6	5	5
Patent litigation settlement, damages and sunset period royalties	2	1	7
Total cost of sales	42	42	49
Gross profit	58	58	51
Operating expenses:
Engineering and development	35	35	33
Selling and marketing	17	14	12
General and administrative	9	8	7
Amortization of other intangible assets	1	1	1
Total operating expenses	62	58	53
Operating (loss) income	(4)	—	(2)
Non-operating (expense) income, net:
Interest income	—	—	—
Interest expense	(1)	—	—
Impairment of strategic investment	—	—	—
Other (expense) income, net	—	(1)	—
Total non-operating (expense) income, net	(1)	(1)	—
(Loss) income before income taxes	(5)	(1)	(2)
Income tax benefit (provision)	(1)	—	—
Net (loss) income	(6)%	(1)%	(2)%
Fiscal 2014 versus Fiscal 2013
Net Revenues.    Net revenues for fiscal 2014 decreased approximately $31.2 million, or 7%, to approximately $447.3 million, compared to approximately $478.6 million in fiscal 2013.
Net Revenues by Product Line
The following chart details our net revenues by product line for fiscal 2014 and fiscal 2013:

	Net Revenues by Product Line
	2014	Percentage of Net Revenues	2013	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
	(Dollars in thousands)
Net revenues:
Connectivity Segment:
Network Connectivity Products	$318,940	71%	$360,974	75%	$(42,034)	(12)%
Storage Connectivity & Other Products	94,515	21%	104,409	22%	(9,894)	(9)%
Total Connectivity Segment	413,455	92%	465,383	97%	(51,928)	(11)%
Visibility Segment:
Network Visibility Products	33,878	8%	13,184	3%	20,694	NM
Total net revenues	$447,333	100%	$478,567	100%	$(31,234)	(7)%

Connectivity segment revenues decreased by approximately 11% in fiscal 2014 compared to fiscal 2013. The decrease in revenues was primarily due to weakness in the UNIX server and high-end storage markets.
NCP primarily consists of standup HBAs, mezzanine cards, I/O ASICs, LOMs, and UCNAs. Within NCP, Fibre Channel based product revenues accounted for the majority, ranging from 70% - 80% of total NCP revenues. Fibre Channel based product revenue decreased by approximately 16% reflecting a decrease in units shipped of approximately 13% and a decrease in average selling price of approximately 3%. The decrease in Fibre Channel based product revenues was partially offset by an increase in Ethernet based product revenues. The increase in Ethernet based product revenues of approximately 3% reflects an increase in average selling price of approximately 8% and a decrease in units shipped of approximately 5%.
SCOP primarily consists of our InSpeed®, SOC and backend connectivity, bridge and router products, iBMCs, certain legacy products and other products and services. Our SCOP revenues decreased by approximately $9.9 million, or 9%, in fiscal 2014 compared to fiscal 2013, due to products entering the end-of-life phase. Revenue from backend connectivity products decreased approximately 19% and revenue from bridging products decreased approximately 8%.
The Visibility segment resulted from our acquisition of Endace on February 26, 2013 and consists solely of NVP. NVP revenues in fiscal 2014 were approximately $33.9 million compared to $13.2 million during the four months from the acquisition date to the end of fiscal 2013, and include network visibility and intelligent network recording products.
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

	Net Revenues by Major Customers
	Direct Revenues		Total Direct and Indirect Revenues(2)
	2014	2013	2014	2013
Net revenue percentage(1)
OEM:
EMC	—	—	10%	11%
Hewlett-Packard	16%	19%	22%	23%
Hon Hai Precision Industry Co., Ltd. (Foxconn Technology Group)(3)	13%	12%	—	—
IBM	29%	32%	33%	35%

(1)	Amounts less than 10% are not presented.

(2)
Customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.

(3)	Hon Hai Precision Industry Co., Ltd. is a contract manufacturer that performed manufacturing for some of our OEM customers.
Direct sales to our top five customers accounted for approximately 65% and 71% of total net revenues for fiscal years 2014 and 2013, respectively. Direct and indirect sales to our top five customers accounted for approximately 76% and 81% of total net revenues for fiscal years 2014 and 2013, respectively. Our net revenues from customers can be significantly impacted by changes to our customers’ business and their business models.
Net Revenues by Sales Channel
Net revenues by sales channel were as follows:

	Net Revenues by Sales Channel
	2014	Percentage of Net Revenues	2013	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
	(Dollars in thousands)
OEM	$374,270	84%	$421,530	88%	$(47,260)	(11)%
Distribution	57,066	13%	50,181	11%	6,885	14%
End-users and Other	15,997	3%	6,856	1%	9,141	NM
Total net revenues	$447,333	100%	$478,567	100%	$(31,234)	(7)%
The decrease in OEM net revenues for fiscal 2014 compared to fiscal 2013 reflected a decrease of approximately 12% in in both NCP and SCOP revenues. The increase in distribution net revenues during 2014 compared to fiscal 2013 was primarily due to NVP net revenues generated through distribution partners, partially offset by a decrease of approximately 10% in NCP net revenues generated through distribution partners. The increase in end-users and other net revenues during fiscal 2014 compared to fiscal 2013 was primarily due to NVP net revenues generated from end-users. We believe that a majority of our net revenues are driven by product certifications and qualifications with our OEM customers, which take products directly and indirectly through distribution and contract manufacturers. Although we view product certifications and qualifications as an important indicator of future revenue opportunities and growth for the Company, they do not necessarily ensure continued market acceptance of our products by our OEM customers. It is also very difficult to determine the future impact, if any, of product certifications and qualifications on our revenues.
Net Revenues by Geographic Territory
Our net revenues by geographic territory based on billed-to location were as follows:

	Net Revenues by Geographic Territory
	2014	Percentage of Net Revenues	2013	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
	(Dollars in thousands)
Asia Pacific	$264,771	59%	$284,064	60%	$(19,293)	(7)%
United States	114,427	26%	121,719	25%	(7,292)	(6)%
Europe, Middle East, and Africa	65,286	14%	66,457	14%	(1,171)	(2)%
Rest of the world	2,849	1%	6,327	1%	(3,478)	(55)%
Total net revenues	$447,333	100%	$478,567	100%	$(31,234)	(7)%
The decrease in revenues across all territories was due to a decrease in NCP net revenues. Asia Pacific net revenues as a percentage of total revenues remained relatively consistent compared to fiscal 2013 as our OEM customers continue to migrate towards using contract manufacturers that are predominately located in Asia Pacific. However, since we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.
Gross Profit.    Gross profit consists of net revenues less cost of sales. Our gross profit by segment for fiscal 2014 and fiscal 2013 were as follows (dollars in thousands):

	Gross Profit
	2014	Gross Profit Margin	2013	Gross Profit Margin	Increase/(Decrease)	Percentage Change
Connectivity	$241,068	58%	$272,061	58%	$(30,993)	—%
Visibility	19,929	59%	6,739	51%	13,190	8%
Total Gross Profit	$260,997	58%	$278,800	58%	$(17,803)	—%
Cost of sales includes the cost of producing, supporting, and managing our supply of quality finished products. Approximately $0.7 million and $1.0 million of share-based compensation expense and approximately $24.9 million and $21.8 million of amortization of technology intangible assets were included in cost of sales for fiscal 2014 and fiscal 2013, respectively. Our consolidated gross margin percentage was comparable to the prior year due to favorable product mix partially offset by an increase in royalty expense of approximately $2.5 million related to the amended 2012 Permanent Injunction.
We will continue to recognize amortization expense for technology intangible assets over their remaining useful lives, patent license fees related to the Settlement Agreement over the remaining patent license term (which expires on July 1, 2020)

and royalty expense and other costs related to the amended 2012 Permanent Injunction and certain customer licensing agreements with Broadcom related to the amended 2012 Permanent Injunction. We expect our consolidated and Connectivity gross margin percentage to trend downward as the portion of our revenues generated from lower margin products increases as a percentage of total revenues, primarily due to a shift within our product mix.
Engineering and Development.    Engineering and development expenses consist primarily of salaries and related expenses for personnel engaged in the design, development, and support of our products. These expenses also include third-party fees paid to consultants, prototype development expenses, and computer service costs related to supporting computer tools used in the design process. Expenses for fiscal 2014 and fiscal 2013 were as follows (dollars in thousands):

Engineering and Development
2014	Percentage of Net Revenues	2013	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$155,909	35%	$168,446	35%	$(12,537)	—%
Engineering and development expenses for fiscal 2014 compared to fiscal 2013 decreased by approximately $12.5 million, or 7%. Approximately $5.6 million and $9.8 million of share-based compensation expense was included in engineering and development costs for fiscal 2014 and fiscal 2013, respectively. New product development decreased by approximately $7.9 million in fiscal 2014 compared to the prior year. Additionally, salary and related expenses decreased approximately $2.6 million due to a reduction in headcount. During fiscal 2014, we recorded approximately $5.7 million in severance costs, which were offset by cost reductions previously taken and efforts to controls costs.
Selling and Marketing.    Selling and marketing expenses consist primarily of salaries, commissions, and related expenses for personnel engaged in the marketing and sales of our products, as well as samples, trade shows, product literature, promotional support costs, and other advertising related costs. Expenses for fiscal 2014 and fiscal 2013 were as follows (dollars in thousands):

Selling and Marketing
2014	Percentage of Net Revenues	2013	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$77,757	17%	$66,235	14%	$11,522	3%
Selling and marketing expenses for fiscal 2014 increased approximately $11.5 million, or 17%, compared to fiscal 2013. Approximately $3.9 million and $3.6 million of share-based compensation expense was included in selling and marketing costs for fiscal 2014 and fiscal 2013, respectively. Salary and related expenses and commissions increased approximately $6.8 million and $2.4 million, respectively, primarily due to the acquisition of Endace in February 2013 and approximately $1.5 million of severance costs. Further, pre-production samples increased approximately $2.0 million related to our mitigation activities for the 2012 Permanent Injunction.
General and Administrative.    Ongoing general and administrative expenses consist primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees, and other corporate expenses. Expenses for fiscal 2014 and fiscal 2013 were as follows (dollars in thousands):

General and Administrative
2014	Percentage of Net Revenues	2013	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$41,115	9%	$38,893	8%	$2,222	1%
General and administrative expenses for fiscal 2014 compared to fiscal 2013 increased approximately $2.2 million, or 6%. Approximately $5.1 million and $7.4 million of share-based compensation expense was included in general and administrative costs for fiscal 2014 and fiscal 2013, respectively. General and administrative expenses increased due to the $5 million dismissal and standstill fee payable to Broadcom pursuant to the Dismissal Agreement. See Note 10, "Commitments and Contingencies," in the notes to consolidated financial statements in Part IV, Item 15(a) of this Annual Report on Form 10-K. In addition, rent expense increased approximately $2.8 million due to approximately $0.7 million in contract termination costs, the expansion of facilities in India, and the full year impact of the Endace acquisition. The increase in general and administrative expenses was partially offset by a decrease of approximately $3.0 million in legal and accounting fees related to the acquisition of Endace acquisition in the prior year.
Amortization of Other Intangible Assets.    Amortization of other intangible assets consists of amortization of intangible assets such as patents, customer relationships, and tradenames with estimable lives. Our amortization expense for fiscal 2014 and fiscal 2013 was as follows (dollars in thousands):

Amortization of Other Intangible Assets
2014	Percentage of Net Revenues	2013	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$6,375	1%	$5,935	1%	$440	—%
Amortization of other intangible assets for fiscal 2014 compared to fiscal 2013 increased by approximately $0.4 million, or 7%. The increase was primarily due to an increase in amortization of other intangibles assets associated with assets acquired from Endace, partially offset by a decrease due to a lower unamortized intangible assets balance at the beginning of fiscal 2014 as a result of certain intangible assets being fully amortized in fiscal 2013.
Non-operating (Expense) Income, net.    Non-operating (expense) income, net, consists primarily of interest income, interest expense, and other non-operating income and expense items. Our non-operating (expense) income, net for fiscal 2014 and fiscal 2013 was as follows (dollars in thousands):

Non-operating (Expense) Income, Net
2014	Percentage of Net Revenues	2013	Percentage of Net Revenues	(Increase)/ Decrease	Percentage Points Change
$(6,027)	(1)%	$(4,874)	(1)%	$(1,153)	—%
Our non-operating (expense) income, net, for fiscal 2014 compared to fiscal 2013 increased by approximately $1.2 million primarily due to interest expense and amortization of issuance costs and debt discount of approximately $5.8 million related to the Convertible Senior Notes issued in November 2013 (see Note 11, "Convertible Senior Notes," in the notes to consolidated financial statements in Part IV, Item 15(a) of this Annual Report on Form 10-K) offset by a non-recurring foreign exchange transaction loss in the prior year of approximately $4.7 million related to the cash consideration paid to acquire Endace.
Income taxes.    Our income tax provision for fiscal 2014 and fiscal 2013 was as follows (dollars in thousands):

Income Taxes
2014	Percentage of Net Revenues	2013	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$3,346	(1)%	$(369)	—%	$3,715	(1)%
Income tax expense for fiscal 2014 was approximately $3.3 million, compared to income tax benefit of approximately $0.4 million. We generate the majority of our taxable earnings in countries other than the U.S., our tax expense and effective tax rates reflect the mix of our earnings and losses in our U.S. and various international jurisdictions, including India, Ireland, Isle of Man and New Zealand, as well as our valuation allowance recorded against our U.S. deferred tax assets. The change in our effective tax rate between years was primarily driven by tax expense of $3.2 million related to taxable unrealized currency exchange gain resulting from outstanding inter-company loans and a tax expense of $1.2 million related to nondeductible interest from our issuance of convertible debt. This tax expense was partially offset by a reduction to our tax expense of approximately $0.9 million related to uncertain tax positions being effectively settled during the fiscal year. We may recognize taxable income/loss on the unrealized foreign exchange gains/losses on our intercompany loans for tax reporting purposes in the future. We have made no provision for U.S. income taxes or foreign withholding taxes on the earnings of our foreign subsidiaries as these amounts are intended to be indefinitely reinvested in operations outside the U.S. We also do not forecast discrete events, such as a settlement of tax audits with governmental authorities or changes in tax laws, due to their inherent uncertainty.
Fiscal 2013 versus Fiscal 2012
Net Revenues.    Net revenues for fiscal 2013 decreased approximately $23.2 million, or 5%, to approximately $478.6 million, compared to approximately $501.8 million in fiscal 2012.

Net Revenues by Product Line
The following chart details our net revenues by product line for fiscal years 2013 and 2012:

	Net Revenues by Product Line
	2013	Percentage of Net Revenues	2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
	(Dollars in thousands)
Net revenues:
Connectivity Segment:
Network Connectivity Products	$360,974	75%	$362,315	72%	$(1,341)	—%
Storage Connectivity & Other Products	104,409	22%	139,454	28%	(35,045)	(25)%
Total Connectivity Segment	465,383	97%	501,769	100%	(36,386)	(7)%
Visibility Segment:
Network Visibility Products	13,184	3%	—	—%	13,184	NM
Total net revenues	$478,567	100%	$501,769	100%	$(23,202)	(5)%
Networking segment revenues decreased by approximately 7% in fiscal 2013 compared to fiscal 2012. The decrease in revenues was primarily due to continuing weakness in the server and storage technology markets resulting from continuing concern over the global macroeconomic climate.
Fibre Channel based product revenues, which accounted for approximately 70% - 80% of total NCP revenues for fiscal 2013 and fiscal 2012 increased by approximately 2% primarily an increase in units shipped of approximately 8% partially offset by a decrease in average selling price of approximately 7% in fiscal 2013 compared to fiscal 2012. Ethernet based product revenues decreased by approximately 8% primarily due to a decrease in units shipped of approximately 29%, arising principally from lower customer demand for 10Gb LOM products as customers consumed residual inventory purchased in fiscal 2012, as well as the impact of the 2012 Permanent Injunction. This decrease was partially offset by an increase in average selling price of approximately 16% due to a change in product mix.
Our SCOP revenues decreased by approximately $35.1 million, or 25%, in fiscal 2013 compared to fiscal 2012. This decrease was primarily due to a decline in backend connectivity product shipments due to last-time buys of certain products reaching end of life during fiscal 2012.
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
Net Revenues by Sales Channel
Net revenues by sales channel were as follows:

	Net Revenues by Sales Channel
	2013	Percentage of Net Revenues	2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
	(Dollars in thousands)
OEM	$421,530	88%	$455,141	91%	$(33,611)	(7)%
Distribution	50,181	11%	46,385	9%	3,796	8%
End-users and Other	6,856	1%	243	—%	6,613	NM
Total net revenues	$478,567	100%	$501,769	100%	$(23,202)	(5)%
The decrease in OEM net revenues for fiscal 2013 compared to fiscal 2012 reflected a decrease of approximately 25% in SCOP revenues. The increase in distribution net revenues during 2013 compared to fiscal 2012 was primarily due to NVP net revenues generated through distribution partners, partially offset by a decrease of approximately 4% in NCP net revenues generated through distribution partners. The increase in end-users and other net revenues during fiscal 2013 compared to fiscal 2012 was primarily due to NVP net revenues generated from end-users.
Net Revenues by Geographic Territory
Our net revenues by geographic territory based on billed-to location were as follows:

	Net Revenues by Geographic Territory
	2013	Percentage of Net Revenues	2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
	(Dollars in thousands)
Asia Pacific	$284,064	60%	$286,572	57%	$(2,508)	(1)%
United States	121,719	25%	137,504	28%	(15,785)	(11)%
Europe, Middle East, and Africa	66,457	14%	76,394	15%	(9,937)	(13)%
Rest of the world	6,327	1%	1,299	—%	5,028	NM
Total net revenues	$478,567	100%	$501,769	100%	$(23,202)	(5)%
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
Gross Profit.    Our gross profit by segment for fiscal 2013 and fiscal 2012 were as follows (dollars in thousands):

	Gross Profit
	2013	Gross Profit Margin	2012	Gross Profit Margin	Increase/(Decrease)	Percentage Change
Connectivity	$272,061	58%	$255,835	51%	$16,226	7%
Visibility	6,739	51%	—	—	6,739	NM
Total Gross Profit	$278,800	58%	$255,835	51%	$22,965	7%

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
Engineering and Development.    Engineering and development expenses for fiscal 2013 and fiscal 2012 were as follows (dollars in thousands):

Engineering and Development
2013	Percentage of Net Revenues	2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$168,446	35%	$163,552	33%	$4,894	2%
Engineering and development expenses for fiscal 2013 compared to fiscal 2012 increased by approximately $4.9 million, or 3%. Approximately $9.8 million and $11.9 million of share-based compensation expense were included in engineering and development costs for fiscal 2013 and fiscal 2012, respectively. Engineering and development expenses increased due to increased salary and related expenses of approximately $5.9 million related to headcount and severance costs of approximately $1.7 million. Product redesign expenses also increased by approximately $4.7 million related to our mitigation activities for the 2012 Permanent Injunction. The year over year increase was partially offset by a decrease in outside services and consulting of approximately $2.9 million as well as lower tool and software license costs resulting from optimized usage and improved pricing.
Selling and Marketing.    Selling and marketing expenses for fiscal 2013 and fiscal 2012 were as follows (dollars in thousands):

Selling and Marketing
2013	Percentage of Net Revenues	2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$66,235	14%	$59,990	12%	$6,245	2%
Selling and marketing expenses for fiscal 2013 increased approximately $6.2 million, or 10%, compared to fiscal 2012. Approximately $3.6 million of share-based compensation expense was included in selling and marketing costs for both fiscal 2013 and fiscal 2012. Salary and related expenses increased by approximately $5.5 million due to an increase in headcount, partially due to the Endace acquisition in February 2013. Also included in the increase in salary and related expenses was $0.6 million of severance costs. Further, selling and marketing expenses increased due to increases of approximately $1.3 million in performance-based compensation, approximately $0.7 million in travel expenses, approximately $0.6 million in depreciation expense and approximately $0.4 million in outside services. The net increase in selling and marketing expenses was partially offset by a decrease in advertising costs of approximately $3.5 million.
General and Administrative.    General and administrative expenses for fiscal 2013 and fiscal 2012 were as follows (dollars in thousands):

General and Administrative
2013	Percentage of Net Revenues	2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$38,893	8%	$35,658	7%	$3,235	1%
General and administrative expenses for fiscal 2013 compared to fiscal 2012 increased approximately $3.2 million, or 9%. Approximately $7.4 million and $5.4 million of share-based compensation expense were included in general and administrative costs for fiscal 2013 and fiscal 2012, respectively. Included in general and administrative expenses was an increase of approximately $3.0 million in legal and accounting costs related to the Endace acquisition and an increase of approximately $1.4 million in other legal and consulting expenses, partially offset by a decrease of approximately $3.5 million in litigation costs related to our ongoing patent litigation dispute with Broadcom. Salary and related expenses increased by approximately $1.0 million compared to fiscal 2012, due to an increase in headcount, primarily related to the acquisition of Endace in February 2013.
Amortization of Other Intangible Assets.    Amortization of other intangible assets expense for fiscal 2013 and fiscal 2012 was as follows (dollars in thousands):

Amortization of Other Intangible Assets
2013	Percentage of Net Revenues	2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$5,935	1%	$6,569	1%	$(634)	—%
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
Non-operating (Expense) Income, net.    Our non-operating (expense) income, net for fiscal 2013 and fiscal 2012 was as follows (dollars in thousands):

Non-operating (Expense) Income, Net
2013	Percentage of Net Revenues	2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$(4,874)	(1)%	$432	—%	$(5,306)	(1)%
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
Income taxes.    Our income tax provision for fiscal 2013 and fiscal 2012 was as follows (dollars in thousands):

Income Taxes
2013	Percentage of Net Revenues	2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Points Change
$(369)	—%	$1,578	—%	$(1,947)	—%
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
Inventories.    Inventories are stated at the lower of cost, on a first-in, first-out basis, or market. We use a standard cost system to determine cost. The standard costs are adjusted periodically to represent actual cost. We regularly compare forecasted demand against inventory on hand and open purchase commitments in an effort to ensure that the carrying value of inventory does not exceed net realizable value. Accordingly, we may have to reduce the carrying value of excess and obsolete inventory if forecasted demand decreases.
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
We assess whether our intangible assets and other long-lived assets should be tested for recoverability whenever events or circumstances indicate that their carrying value may not be recoverable. The amount of impairment, if any, is measured based on fair value, which is determined using projected discounted future operating cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.
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
Fair value of our reporting units is determined using the market approach, the income approach, or a combination thereof. Under the market approach, fair value is based on peer multiples and applying an appropriate control premium. The control premium used in the market approach or a combined approach is determined by considering control premiums offered as part of acquisitions that have occurred in the reporting units’ comparable market segments. Under the income approach, fair value is dependent on a discounted cash-flow analysis. The material assumptions used in performing the discounted cash-flow analysis include our operating forecasts, which are based on historical data, various internal estimates, and a variety of external sources, and are developed as part of our regular long-range planning process, as well as revenue growth rates, terminal value and risk-commensurate discount rates. The discount rates are based on estimates of a market weighted-average cost-of-capital for the reporting unit, as well as a specific assessment of the risk inherent in the respective reporting units, and were estimated to be 19% for the Connectivity reporting unit and 21% for the Visibility reporting unit. The Company based its fair value estimates on assumptions it believes to be reasonable, but are inherently uncertain.
The annual impairment test is performed during the fourth fiscal quarter. Our recent impairment test indicated that our Connectivity reporting unit’s fair value exceeded its carrying value by approximately 6%, or $31.3 million and our Visibility reporting unit's fair value exceeded its carrying value by approximately 7%, or $8.0 million.

The following table summarizes the approximate impact that a change in these principal key assumptions would have on the estimated fair value of the Connectivity reporting unit, leaving all other assumptions unchanged:

Excess/(Shortfall) of Fair Value over Carrying Value
	Change	(in thousands)
Discount rate	± 1%	$22,000 - $41,000
Terminal value multiplier	± 1%	$38,000 - $24,000

The following table summarizes the approximate impact that a change in principal key assumptions would have on the estimated fair value of the Visibility reporting unit, leaving all other assumptions unchanged:

Excess/(Shortfall) of Fair Value over Carrying Value
	Change	(in thousands)
Discount rate	± 1%	$1,000 - $14,000
Revenue growth projections	± 1%	$14,000 - $2,000
Terminal value exit multiple	± 0.5x	$13,000 - $2,000

As part of our annual test, we compare the aggregate fair value of our reporting units to the fair value of the Company as a whole based on our market capitalization. Assumptions and estimates about fair values of our goodwill are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and out internal forecasts. Our ongoing consideration of all factors described previously could result in material impairment charges in the future. Although our annual test resulted in no impairment, given the recent volatility of our market capitalization, the inherent uncertainty in forecasts, and the fact that the fair value of each reporting unit did not exceed it carrying value by a substantial margin, it is possible that our goodwill could become impaired in the near term. See Note 6, “Goodwill and Intangible Assets, Net,” in the accompanying notes to consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information.
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
Litigation Costs and Contingencies.    We record a charge equal to at least the minimum estimated liability for a loss contingency or litigation settlement when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. The determination of whether a loss contingency or litigation settlement is probable or reasonably possible involves a significant amount of management judgment, as does the estimation of the range of loss given the nature of contingencies. Liabilities related to litigation settlements with multiple elements are recorded based on the fair value of each element. Legal and other litigation related costs are recognized as the services are provided. We record insurance and other indemnity recoveries for litigation costs when both of the following conditions are met: (i) the recovery is probable and (ii) collectability is reasonably assured. There are many uncertainties associated with any litigation, and we cannot provide assurance that any actions or other third party claims against us will be resolved without costly litigation or substantial settlement charges. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected. See Note 10, “Commitments and Contingencies,” in the notes to consolidated financial statements in Part IV, Item 15(a) of this Annual Report on Form 10-K.
Recently Adopted and Recently Issued Accounting Standards
See Note 1, “Summary of Significant Accounting Policies”, in the accompanying notes to consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for a description of the recently adopted and recently issued accounting standards.
Liquidity and Capital Resources
Our principal sources of liquidity consist of our existing cash balances and investments, as well as funds expected to be generated from operations. At June 29, 2014, we had approximately $213.6 million in working capital and approximately $158.4 million in cash and cash equivalents, as compared to approximately $167.7 million in working capital and approximately $105.6 million in cash and cash equivalents at June 30, 2013. In November 2013, we issued $175.0 million aggregate principal amount of 1.75% Convertible Senior Notes due November 2018. We received proceeds of $169.7 million from the issuance of the Convertible Senior Notes, net of debt issuance costs of approximately $5.3 million.
Our cash balances and investments are held in numerous locations throughout the world. As of June 29, 2014, our international subsidiaries held approximately 15% of our total cash, cash equivalents and investment securities, which will be used to repay obligations to U.S. affiliate entities that arise in the normal course of business and would not result in incremental U.S. tax liabilities when paid.

Cash Flows
The following table summarizes our cash flows for fiscal years 2014 and 2013:

	2014	2013
	(In thousands)
Net cash provided by (used in):
Operating activities	$47,783	$10,597
Investing activities	(15,983)	(94,466)
Financing activities	20,541	(11,200)
Effect of foreign currency translation on cash and cash equivalents	461	(342)
Increase (decrease) in cash and cash equivalents:	$52,802	$(95,411)
Operating Activities
Cash provided by operating activities during fiscal 2014 was approximately $47.8 million compared to approximately $10.6 million for fiscal 2013. Prior year cash flows from operating activities includes a payment of $58.0 million made during fiscal 2013 related to the Settlement Agreement entered into with Broadcom on July 3, 2012. See Note 10, “Commitments and Contingencies,” in the accompanying notes to consolidated financial statements under the caption, “Litigation” included in Part IV, Item 15(a) of this Annual Report on Form 10-K. The current period cash provided by operating activities also benefits from higher income tax refunds received of approximately $2.0 million in comparison to the prior year. The current period cash provided by operating activities resulted from net loss of approximately $29.5 million, non-cash adjustments for amortization of intangible assets of approximately $31.3 million, depreciation and amortization of approximately $19.0 million, share-based compensation expense of approximately $15.3 million, and accretion of debt discount and amortization of debt issuance costs of approximately $3.9 million related to the Convertible Senior Notes; and the timing of net working capital requirements.
Investing Activities
Cash used in investing activities during fiscal 2014 was approximately $16.0 million compared to approximately $94.5 million for fiscal 2013. The current period usage of cash was related to purchases of property and equipment of approximately $16.0 million. We currently expect a similar level of investment in property and equipment in the future to support our strategic objectives, although the timing may be impacted by certain project timelines and other factors. The prior period usage of cash was primarily related to our acquisition of Endace for approximately $107.7 million and purchases of property and equipment of approximately $15.7 million, offset by the maturities of investments, net of purchases, of approximately $28.9 million.
Financing Activities
Cash provided by financing activities for fiscal 2014 was approximately $20.5 million compared to cash used of approximately $11.2 million for fiscal 2013. During fiscal 2014, we issued $175.0 million aggregate principal amount of 1.75% Convertible Senior Notes due November 2018 partially offset by our repurchase of approximately 22.5 million of the Company's common shares for an aggregate of approximately $150.0 million. In connection with the Convertible Senior Notes, we incurred approximately $5.3 million of issuance costs.
Prospective Capital Needs
In November 2013, we issued $175.0 million aggregate principal amount of 1.75% Convertible Senior Notes due November 2018 (Convertible Senior Notes). Interest is payable semi-annually in arrears on May 15 and November 15 of each year, commencing May 15, 2014. The initial conversion rate is approximately 97.13 per share of our common stock per $1,000 principal amounts of the Convertible Senior Notes. The initial conversion price is approximately $10.30 per share of our common stock. See Note 11, "Convertible Senior Notes," in the notes to consolidated financial statements in Part IV, Item 15(a) of this Annual Report on Form 10-K. We used a portion of net proceeds from the offering to repurchase approximately $150.0 million of our common stock at a price per share equal to $6.68 during fiscal 2014. See Note 12, "Share Repurchase Programs," in the notes to consolidated financial statements in Part IV, Item 15(a) of this Annual Report on Form 10-K. We intend to use the remaining net proceeds from the offering and a portion of our other available capital for additional share repurchases. In November 2013, our Board of Directors approved a $200.0 million share repurchase program. At June 29, 2014, we have the authority to repurchase an additional approximately $50.0 million pursuant to this authorization.
In November 2013, we announced a cost savings program designed to streamline business operations and achieve operating expense reductions. We plan to continue our cost savings program, which includes simplifying our product portfolio, discontinuing additional programs with lower returns on investment, pursuing consolidation opportunities and identifying further efficiencies which will accordingly impact our strategic investment in research and development, sales and marketing, capital equipment, and facilities. We may also consider internal and external investment opportunities in order to achieve our growth and market leadership goals, including licensing and product development alignment agreements with our suppliers, customers, and other third parties. We believe that our existing cash and cash equivalents, and anticipated cash flows from operating activities will be sufficient to support our working capital needs, capital expenditure requirements and stock repurchases for at least the next 12 months and the foreseeable future based on currently forecasted trends. We may need to pursue additional financing if our business does not generate sufficient cash flow from operations to enable us to pay the principal amount of our Convertible Senior Notes or to fund other liquidity needs.
We have disclosed outstanding legal proceedings in Note 10, “Commitments and Contingencies,” in the accompanying notes to consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K, including the consolidated patent infringement lawsuit filed by Broadcom against us. On July 3, 2012, we entered into a Settlement Agreement pursuant to which both parties agreed to settle and release certain claims related to the patent infringement litigation. The Settlement Agreement provided for certain amendments to the April 3, 2012 Permanent Injunction, and dismissals of certain allegations of the lawsuit, including portions of the scheduled re-trial. We also received a worldwide limited license to the ‘691 patent, the ‘150 patent, the ‘194 patent and related families for certain fields of use including Fibre Channel applications. Effective March 30, 2014, Emulex and Broadcom entered into a Dismissal Agreement pursuant to which Emulex and Broadcom entered into certain understandings with respect to the outstanding claims relating to and arising out of the patent infringement suit. Pursuant to the terms of the Dismissal Agreement, we agreed to pay Broadcom a non-refundable, non-cancelable dismissal and standstill fee in the amount of $5 million.
We continue to evaluate certain customer royalty obligations arising under the licensing agreements with Broadcom that could result in additional costs of approximately $5 million in future periods. Such costs will reduce gross margins in the periods accrued. See “Product Redesign Activities and Potential Royalty Obligations” in Part II, Item 7 of this Annual Report on Form 10-K. Also see “Third party claims of intellectual property infringement could adversely affect our business” and “We are dependent on sole source and limited source third party suppliers and EMS providers for our products” in Part I, Item 1A — Risk Factors, of this Annual Report on Form 10-K for a description of certain risks relating to the litigation with Broadcom that could impact our liquidity and prospective capital needs.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of June 29, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Contractual Obligations and Commercial Commitments
The following summarizes our contractual obligations as of June 29, 2014, and the effect such obligations are expected to have on our liquidity in future periods. The estimated payments reflected in this table are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those reflected in the table.

	Payments Due by Period
	Total	2015	2016	2017	2018	2019	Thereafter
	(In thousands)
Debt (1)	$175,000	$—	$—	$—	$—	$175,000	$—
Debt interest (2)	13,783	3,063	3,063	3,063	3,063	1,531	—
Leases(3)	19,323	6,393	5,209	3,385	2,735	1,497	104
Purchase commitments(4)	34,719	34,719	—	—	—	—	—
Other commitments(5)	13,254	11,748	1,506	—	—	—	—
Total(7)(6)	$256,079	$55,923	$9,778	$6,448	$5,798	$178,028	$104

(1)	See Note 11, "Convertible Senior Notes," in the accompanying notes to consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

(2)	Includes only the cash payable component of interest in our Convertible Senior Notes.

(3)	Lease payments include common area maintenance (CAM) charges.

(4)
Purchase commitments represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of June 29, 2014. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

(5)
Other commitments consist primarily of commitments for software license fees of approximately $4.4 million, $1.5 million of non-recurring engineering expenses and $3.8 million of the dismissal and standstill fee payable to Broadcom. See Note 10, "Commitments and Contingencies," in the accompanying notes to consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

(6)
Excludes approximately $40.2 million of liabilities for uncertain tax positions for which we cannot make a reasonably reliable estimate of the period of payment. See Note 14, “Income Taxes,” in the accompanying notes to consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

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

Item 7A. Qualitative and Quantitative Disclosures about Market Risk.
Interest Rate Sensitivity
We do not believe our cash equivalents are subject to significant interest rate risk due to their short terms to maturity. As of June 29, 2014, the carrying value of our cash equivalents approximated fair value. The $175.0 million Convertible Senior Notes due November 15, 2018 have a fixed interest rate of 1.75%.
Exchange Rate Risk

Currently, sales to customers and arrangements with third-party manufacturers generally provide for pricing and payment in U.S. dollars (USD), and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the USD relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the USD relative to other currencies could result in our suppliers raising their prices to continue doing business with us.
In addition, we are also exposed to foreign exchange rate risk specific to our intercompany loans denominated in a currency other than the local tax reporting currency, which results in tax expense or benefit on the unrealized exchange gain or loss in the local jurisdiction. The potential effect on net loss as of June 29, 2014 resulting from a hypothetical 10% adverse change in currency exchange rates is approximately $4.1 million of incremental tax expense. As a result, fluctuations in currency exchange rates have affected, and could continue to affect our business and results of operations.
Item 8. Financial Statements and Supplementary Data.
The information required by this Item is included herein as part of Part IV, Item 15(a) Financial Statements and Schedules of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of any system of internal control is based, in part, on assumptions about the likelihood of future events, and there can be only reasonable, and not absolute, assurance that any design will succeed in achieving its stated goals under all potential events and conditions. Over time, controls may become inadequate because of changes in circumstances or the degree of compliance with the policies and procedures may deteriorate.
As of June 29, 2014, our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, to ensure that information required to be disclosed is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 29, 2014 as a result of the material weakness that existed in our internal control over financial reporting as described below in "Management’s Report on Internal Control over Financial Reporting."
Notwithstanding the material weaknesses discussed below, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, the Company's financial condition, results of operations and cash flows for the periods presented, in conformity with U.S. generally accepted accounting principles.
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
Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992).

Based on this assessment, management identified a material weakness in our internal control over financial reporting as of June 29, 2014 as further described below.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following control deficiency that constitutes a material weakness in our internal control over financial reporting as of June 29, 2014:
The Company’s internal controls over its annual goodwill impairment test were not designed effectively, as management’s review controls over the third-party valuation analyses were not designed at a precise enough level to sufficiently address the reasonableness of (i) certain assumptions estimated by management (ii) certain assumptions and calculations performed by the third-party valuation specialist, and (iii) the allocation of net assets assigned to each reporting unit. Further, in light of the fact that there was a change in the personnel performing the reviews and an additional reporting unit on which a third party valuation needed to be performed, the design of the controls did not provide for adequate time in which to effectively conduct the reviews in the current year. Although adjustments were made to the fair value and/or the carrying value of each reporting unit as a result of correcting the underlying assumptions, the adjustments did not impact the conclusion that each reporting unit passed step 1 of the annual impairment test. Therefore, the deficiency in our internal controls had no impact on our consolidated financial statements as of or for the year ended June 29, 2014, although we did modify and enhance our disclosure surrounding goodwill valuation in our critical accounting policies.
The independent registered public accounting firm that audited the consolidated financial statements included in this annual report has issued an audit report on management’s assessment of our internal control over financial reporting. See Part IV, Item 15(a) Financial Statement and Schedules of this Annual Report on Form 10-K.
Plans for Remediation of Material Weakness
Management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness identified above. Management intends to take the following actions to address the material weakness:
Re-designing its controls, including the implementation of new controls, relating to the annual goodwill impairment analysis, including: (i) more robust and critical review of internal assumptions and inputs, (ii) specific review procedures with defined precision levels over third-party valuation assumptions and calculations, and (iii) overall assessment of the valuation conclusions.
Changes in Internal Control Over Financial Reporting
During the third quarter of 2014, management identified that system administrator access was not properly restricted within one of its subsidiary’s ERP system. This subsidiary comprises less than 10% of consolidated revenues. Management determined the risks of a material error stemming from this deficiency to be mitigated by compensating controls. Management remediated the deficiency by removing the inappropriate administrator access rights in the fourth quarter.
There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
The information required by this Item will be included in an amendment to this annual report on Form 10-K or incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A.
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
Item 11. Executive Compensation.
The information required by this Item will be included in an amendment to this annual report on Form 10-K or incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of June 29, 2014.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Related in Column (a))
	(a)	(b)	(c)
Equity compensations plans approved by security holders(1)	6,501,090	$4.01	8,520,800	(4)
Employee stock purchase plan approved by security holders(2)	—	—	3,648,423
Equity compensations plans not approved by security holders(3)	146,979	$5.32	56,176
Total	6,648,069	$4.04	12,225,399

(1)
Consists of the Emulex Corporation Employee Stock Option Plan, the Emulex Corporation 2005 Equity Incentive Plan, the Emulex Corporation 2004 Employee Stock Incentive Plan, and the Emulex Corporation Stock Award Plan for Non-Employee Directors.

(2)
The Emulex Employee Stock Purchase Plan enables employees to purchase our common stock at a 15% discount to the lower of market value at the beginning or end of each six month offering period. As such, the number of shares that may be issued during a given six month period and the purchase price of such shares cannot be determined in advance. See Note 13, “Stock-based Compensation,” in the accompanying notes to consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

(3)
Consists of the ServerEngines Corporation (ServerEngines) Amended and Restated 2008 Stock Option Plan, Sierra Logic, Inc. (Sierra Logic) 2001 Stock Option Plan, Aarohi Communications Inc. (Aarohi) 2001 Stock Option Plan. Options issued under these plans were converted into options to purchase Emulex Corporation common stock as a result of the acquisitions of ServerEngines, Sierra Logic, and Aarohi.

(4)	Includes net unvested stock granted of 3,599,134 shares that are not deemed issued for accounting purposes until vested.
Item 13. Certain Relationships and Related Transactions.
The information required by this Item will be included in an amendment to this annual report on Form 10-K or incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A.
Item 14. Principal Accountant Fees and Services.
The information required by this Item will be included in an amendment to this annual report on Form 10-K or incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A.
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

EMULEX CORPORATION AND SUBSIDIARIES
ANNUAL REPORT — FORM 10-K
Items 8, 15(a)(1) and 15(a)(2)
Index to Consolidated Financial Statements and Schedule
June 29, 2014, June 30, 2013 and July 1, 2012
(With Report of Independent Registered Public Accounting Firm Thereon)
All other schedules are omitted because the required information is not applicable or the information is presented in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Emulex Corporation:

We have audited the accompanying consolidated balance sheets of Emulex Corporation and subsidiaries as of June 29, 2014 and June 30, 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three‑year period ended June 29, 2014. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emulex Corporation and subsidiaries as of June 29, 2014 and June 30, 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended June 29, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Emulex Corporation’s internal control over financial reporting as of June  29, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 28, 2014 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP

Irvine, California
August 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Emulex Corporation:

We have audited Emulex Corporation’s internal control over financial reporting as of June 29, 2014, based on criteria established in Internal Control ‑ Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Emulex Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures, as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the Company’s ineffective design of internal controls over the review of its annual goodwill impairment analysis has been identified and included in management’s assessment appearing under Item 9A. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Emulex Corporation and subsidiaries as of June 29, 2014 and June 30, 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 29, 2014. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report dated August 28, 2014, which expressed an unqualified opinion on those consolidated financial statements.
In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Emulex Corporation has not maintained effective internal control over financial reporting as of June 29, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We do not express an opinion or any other form of assurance on management’s statements referring to corrective actions taken after June 29, 2014, relative to the aforementioned material weakness in internal control over financial reporting.

/s/ KPMG LLP

Irvine, California
August 28, 2014

EMULEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 29, 2014 and June 30, 2013

	2014	2013
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$158,439	$105,637
Accounts receivable, net of allowance for doubtful accounts of $1,079 and $1,293 at June 29, 2014 and June 30, 2013, respectively	76,974	82,363
Inventories	25,831	23,897
Income tax receivable	—	8,587
Prepaid expenses and other current assets	20,029	15,692
Deferred income taxes	223	3,137
Total current assets	281,496	239,313
Property and equipment, net	59,908	62,415
Goodwill	248,519	248,519
Intangible assets, net	108,007	139,298
Other assets	19,993	21,164
Total assets	$717,923	$710,709
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,762	$27,725
Accrued and other current liabilities	42,183	43,861
Total current liabilities	67,945	71,586
Convertible senior notes	146,478	—
Other liabilities	6,842	4,924
Deferred income taxes	15,550	17,048
Accrued taxes	26,462	29,526
Total liabilities	263,277	123,084
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	—	—
Common stock, $0.10 par value; 240,000,000 shares authorized; 110,976,299 and 108,896,648 issued, 70,931,827 and 91,304,326 outstanding, at June 29, 2014 and June 30, 2013, respectively	11,098	10,890
Additional paid-in capital	1,325,677	1,279,839
Accumulated deficit	(501,886)	(472,354)
Accumulated comprehensive loss	(1,863)	(2,370)
Treasury stock, at cost; 40,044,472 and 17,592,322 shares at June 29, 2014 and June 30, 2013, respectively	(378,380)	(228,380)
Total stockholders’ equity	454,646	587,625
Total liabilities and stockholders’ equity	$717,923	$710,709
See accompanying notes to consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 29, 2014, June 30, 2013 and July 1, 2012

	2014	2013	2012
	(In thousands, except per share data)
Net revenues	$447,333	$478,567	$501,769
Cost of sales:
Cost of goods sold	153,994	173,004	184,593
Amortization of core and developed technology intangible assets	24,916	21,800	24,031
Patent litigation settlement, damages, and royalties	7,426	4,963	37,310
Total cost of sales	186,336	199,767	245,934
Gross profit	260,997	278,800	255,835
Operating expenses:
Engineering and development	155,909	168,446	163,552
Selling and marketing	77,757	66,235	59,990
General and administrative	41,115	38,893	35,658
Amortization of other intangible assets	6,375	5,935	6,569
Total operating expenses	281,156	279,509	265,769
Operating loss	(20,159)	(709)	(9,934)
Non-operating (expense) income, net:
Interest income	26	34	97
Interest expense	(5,860)	(24)	(15)
Other (expense) income, net	(193)	(4,884)	350
Total non-operating (expense) income, net	(6,027)	(4,874)	432
Loss before income taxes	(26,186)	(5,583)	(9,502)
Income tax provision (benefit)	3,346	(369)	1,578
Net loss	$(29,532)	$(5,214)	$(11,080)
Net loss per share:
Basic	$(0.35)	$(0.06)	$(0.13)
Diluted	$(0.35)	$(0.06)	$(0.13)
Number of shares used in per share computations:
Basic	83,917	90,271	86,585
Diluted	83,917	90,271	86,585
See accompanying notes to consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Years Ended June 29, 2014, June 30, 2013 and July 1, 2012

	2014	2013	2012
	(In thousands, except per share data)
Net loss	$(29,532)	$(5,214)	$(11,080)
Other comprehensive income (loss)
Foreign currency translation adjustments	507	(697)	(1,435)
Comprehensive loss	$(29,025)	$(5,911)	$(12,515)
See accompanying notes to consolidated financial statements

EMULEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended June 29, 2014, June 30, 2013 and July 1, 2012

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Treasury Stock	Total Stockholder’s Equity
	Shares Outstanding	Amount
	(In thousands, except share data)
Balance at July 3, 2011	87,998,852	$10,266	$1,243,045	$(456,060)	$(238)	$(208,322)	$588,691
Net loss	—	—	—	(11,080)	—	—	(11,080)
Other comprehensive income	—	—	—	—	(1,435)	—	(1,435)
Share-based compensation expense	—	—	22,084	—	—	—	22,084
Stock awards vested	1,708,164	170	(170)	—	—	—	—
Payroll tax withholdings on behalf of employees for restricted stock	(661,663)	(66)	(5,153)	—	—	—	(5,219)
Tax shortfall from exercise of stock options	—	—	(5,619)	—	—	—	(5,619)
Issuance of common stock under employee stock purchase plan	830,199	83	5,689	—	—	—	5,772
Exercise of stock options	242,638	24	1,943	—	—	—	1,967
Issuance of contingent consideration related to ServerEngines	1,997,477	200	(200)	—	—	—	—
Purchase of treasury stock	(2,936,080)	—	—	—	—	(20,058)	(20,058)
Balance at July 1, 2012	89,179,587	10,677	1,261,619	(467,140)	(1,673)	(228,380)	575,103
Net loss	—	—	—	(5,214)	—	—	(5,214)
Other comprehensive loss	—	—	—	—	(697)	—	(697)
Share-based compensation expense	—	—	20,516	—	—	—	20,516
Stock awards vested	1,806,155	180	(180)	—	—	—	—
Payroll tax withholdings on behalf of employees for restricted stock	(583,954)	(58)	(3,991)	—	—	—	(4,049)
Tax shortfall from exercise of stock options	—	—	(2,732)	—	—	—	(2,732)
Issuance of common stock under employee stock purchase plan	875,857	88	4,734	—	—	—	4,822
Exercise of stock options	26,681	3	71	—	—	—	74
Excess of cash paid over book value for non controlling interest in Endace	—	—	(198)	—	—	—	(198)
Balance at June 30, 2013	91,304,326	10,890	1,279,839	(472,354)	(2,370)	(228,380)	587,625
Net loss	—	—	—	(29,532)	—	—	(29,532)
Other comprehensive loss	—	—	—	—	507	—	507
Share-based compensation expense	—	—	14,145	—	—	—	14,145
Stock awards vested	1,720,540	172	(172)	—	—	—	—
Payroll tax withholdings on behalf of employees for restricted stock	(587,931)	(59)	(4,158)	—	—	—	(4,217)
Issuance of common stock under employee stock purchase plan	852,144	85	4,577	—	—	—	4,662
Exercise of stock options	94,898	10	403	—	—	—	413
Purchase of treasury stock	(22,452,150)	—	—	—	—	(150,000)	(150,000)
Equity component of Convertible Senior Notes issuance	—	—	31,043	—	—	—	31,043
Balance at June 29, 2014	70,931,827	$11,098	$1,325,677	$(501,886)	$(1,863)	$(378,380)	$454,646
See accompanying notes to consolidated financial statements

EMULEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 29, 2014, June 30, 2013 and July 1, 2012

	2014	2013	2012
	(In thousands, except per share data)
Cash flows from operating activities:
Net loss	$(29,532)	$(5,214)	$(11,080)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	19,036	18,200	18,064
Share-based compensation expense	15,257	21,802	22,169
Amortization of intangible assets	31,291	27,735	30,600
Provision for losses on accounts receivables	(214)	(473)	23
Accretion of debt discount on convertible senior notes and amortization of debt issuance costs	3,914	—	—
Accrued interest income, net	—	(60)	177
Loss on disposal of property and equipment	68	265	142
Deferred income taxes	1,415	1,886	(6,757)
Excess tax benefits from share-based compensation	—	(48)	(246)
Foreign currency adjustments	(863)	107	51
Changes in assets and liabilities net of acquisitions:
Accounts receivables	5,603	4,515	(9,982)
Inventories	(1,965)	1,137	105
Prepaid expenses, prepaid income taxes and other assets	9,392	(18,004)	10,757
Accounts payable, accrued and other liabilities	(2,555)	(43,264)	25,708
Accrued taxes	(3,064)	2,013	(687)
Net cash provided by operating activities	47,783	10,597	79,044
Cash flows from investing activities:
Net proceeds from sale of property and equipment	2	26	158
Purchases of property and equipment	(15,985)	(15,722)	(14,936)
Acquisitions, net of cash acquired	—	(107,709)	—
Purchases of investments	—	(14,030)	(28,938)
Proceeds from maturities of investments	—	42,969	52,072
Net cash (used in) provided by investing activities	(15,983)	(94,466)	8,356
Cash flows from financing activities:
Issuance of convertible senior notes	175,000	—	—
Repurchase of common stock and accelerated share repurchase forward contract	(150,000)	—	(20,058)
Purchases of noncontrolling interest in Endace Limited	—	(11,828)	—
Debt issuance costs	(5,317)	—	—
Payroll tax withholdings on behalf of employees for restricted stock	(4,217)	(4,049)	(4,837)
Proceeds from issuance of common stock under stock plans	5,075	4,896	7,739
Excess tax benefits from share-based compensation	—	48	246
Change in restricted cash	—	(267)	—
Net cash provided by (used in) financing activities	20,541	(11,200)	(16,910)
Effect of exchange rates on cash and cash equivalents	461	(342)	(602)
Net increase (decrease) in cash and cash equivalents	52,802	(95,411)	69,888
Cash and cash equivalents at beginning of year	105,637	201,048	131,160
Cash and cash equivalents at end of year	$158,439	$105,637	$201,048
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
Principles of Consolidation
The consolidated financial statements include the accounts of Emulex Corporation, and its wholly-owned subsidiaries. Material intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation
The Company operates under a 52 to 53 week fiscal year that ends on the Sunday nearest to June 30. Accordingly, every fifth or sixth fiscal year will be a 53-week fiscal year. The last 53 week fiscal year was fiscal 2011. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.
Certain reclassifications have been made to prior year amounts to conform to current year’s presentation on the consolidated balance sheets, and in Notes 7, 14 and 15 and Schedule II.
Use of Estimates
The preparation of the consolidated financial statements, notes, and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and assumptions relating to the reported amount of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Estimates are used for, but not limited to, valuation of goodwill; deferred taxes and any associated valuation allowances; tax uncertainties; allowances for doubtful accounts; sales allowances; inventory valuation; warranty and other accrued liabilities; cost of an acquired entity and allocation of purchase price; fair value measurements; and litigation costs and related accruals. Actual results could differ materially from management’s estimates.
Foreign Currency Translation
Assets and liabilities are translated into U.S. dollars at the exchange rate at each balance sheet date, whereas revenues and expenses are translated into U.S. dollars at the average exchange rate for the reporting period. Translation adjustments are included in accumulated other comprehensive income (loss) and realized transaction gains and losses are recorded within other income (expense), net in the consolidated statements of operations. Foreign exchange (losses)/gains were approximately $(0.2) million, $(5.0) million and $0.4 million in fiscal 2014, 2013 and 2012, respectively.

EMULEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Equivalents
Cash equivalents consist of short term, highly liquid investments with original maturities of three months or less.
Restricted Cash
Restricted cash primarily represents deposits under lien to secure bank rental guarantees and letters of credit. Restricted cash was approximately $0.3 million at both June 29, 2014 and June 30, 2013, and is included within prepaid expenses and other current assets in the Consolidated Balance Sheets.
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
Inventories
Inventories are stated at the lower of cost on a first-in, first-out basis or market. The Company regularly compares forecasted demand for its products against inventory on hand and open purchase commitments and adjusts the carrying value of inventories to their net realizable value.
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
Intangible Assets and Other Long-Lived Assets
Intangible assets resulting from acquisitions or licensing agreements are carried at cost less accumulated amortization and impairment charges, if any. For assets with determinable useful lives, amortization is computed using the straight-line method

EMULEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

over the estimated economic lives of the respective intangible assets, ranging from one to thirteen years. Acquired in-process research and development (IPR&D) is recorded at fair value as an indefinite-lived intangible asset at the acquisition date until the completion or abandonment of the associated research and development efforts or impairment. IPR&D projects relate to in-process projects that have not reached technological feasibility as of the acquisition date and have no alternative future use. Upon completion of development, acquired in-process research and development assets are transferred to finite-lived intangible assets and amortized over their useful lives.
Intangible assets and other long-lived assets are tested for recoverability whenever events or circumstances indicate that their carrying value may not be recoverable. The amount of impairment, if any, is measured based on fair value, which is determined using future projected discounted operating cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.
Revenue Recognition
The majority of the Company’s hardware sales are made to OEM customers. Emulex generally recognizes revenue for hardware sales at the time of shipment when title and risk of loss have passed, evidence of an arrangement has been obtained, pricing is fixed or determinable, and collectability is reasonably assured. Additionally, the Company maintains sales related reserves for its expected returns and sales incentive programs. Based on the specific program criteria, the Company classifies the costs of these incentive programs as a reduction to revenue, a cost of sale, or an operating expense.
The Company makes certain sales through two tier distribution channels using selected distributors and Master Value Added Resellers (collectively, Distributors). These Distributors are subject to distribution agreements that may be terminated upon written notice by either party, and that generally provide privileges to return a portion of inventory and to participate in price protection and cooperative marketing programs that limit the Company's ability to reasonably estimate product returns and the final price of inventory sold to distributors. Accordingly, the Company recognizes revenue on standard non-OEM specific products sold to its Distributors based on a sell-through model. OEM specific models sold to Distributors are generally governed under the related OEM agreements rather than under these distribution agreements; accordingly, the Company generally recognizes revenue at the time of shipment for OEM specific products shipped to its Distributors.
The Company also enters into certain sales transactions, referred to as multiple-element arrangements, which generally include the sale of hardware with standalone value that includes embedded software that is essential to the functionality of such hardware, and related maintenance services for a period of one to three years. These sale arrangements do not include return rights or contingent payment terms. The Company uses the following hierarchy to determine the selling price to be used for allocating revenue to each deliverable: (i) vendor-specific evidence (VSOE) of fair value, if available, (ii) third-party evidence (TPE) of selling price if VSOE is not available, and (iii) best estimate of the selling price (BESP) if neither VSOE nor TPE is available. BESPs reflect the Company’s best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis. The Company utilizes BESP as VSOE and TPE was determined not to exist for its deliverables in these arrangements. The Company’s process for determining its BESPs considers multiple factors including prices charged by the Company for similar offerings; historical pricing practices; and product-specific profit objectives. Such factors can impact the timing and amount of revenues and net income recognized over the term of the contract. Consideration allocated to equipment is recognized in accordance with our general revenue recognition criteria for product sales discussed above. Consideration allocated to the maintenance element is recognized on a straight-line basis over the term of the maintenance agreement. Amounts received in advance of revenue recognition are recorded as deferred revenues.
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
Advertising Expenses
Advertising costs are expensed as incurred. Advertising expenses amounted to approximately $6.9 million, $5.0 million, $6.3 million and for fiscal years 2014, 2013 and 2012, respectively.
Income Taxes

EMULEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company accounts for income taxes using the asset and liability method, under which the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for net operating loss and tax credit carryforwards. Tax positions that meet a more-likely-than-not recognition threshold are recognized in the first reporting period that it becomes more-likely-than-not such tax position will be sustained upon examination. A tax position that meets this more-likely-than-not recognition threshold is recorded at the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Previously recognized income tax positions that fail to meet the recognition threshold in a subsequent period are derecognized in that period. Differences between actual results and the Company's assumptions, or changes in the assumptions in future periods, are recorded in the period they become known. The Company records potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.
As a multinational corporation, the Company is subject to complex tax laws and regulations in various jurisdictions. The application of tax laws and regulations is subject to legal and factual interpretation, judgment, and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from the Company's estimates, which could result in the need to record additional liabilities or potentially to reverse previously recorded tax liabilities.
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
Stock-Based Compensation
The Company accounts for its stock-based awards to employees and non-employees using the fair value method. Although the Company grants unvested stock awards, cash-settled stock unit awards and stock options, the majority of the awards granted and stock based compensation recognized consists of unvested stock awards. The fair value of each unvested stock award is determined based on the closing price of the underlying common stock on the date of grant. The fair value of each cash-settled stock unit award is determined based on the closing price of the Company's common stock upon vesting, and therefore, is subject to remeasurement at each reporting period until the award is vested. For stock options, the fair value of each option is based on several criteria including, but not limited to, the valuation model used and associated input factors including principally stock price volatility and, to a lesser extent, expected term, dividend rate, and risk-free interest rate. The input factors used in the valuation model are based on subjective future expectations combined with management judgment. Expected volatilities are based on methodologies utilizing equal weighting involving both historical periods equal to the expected term and implied volatilities based on traded options to buy the Company’s common stock. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period for each separate vesting tranche of the award. A forfeiture rate assumption is applied in computing stock-based compensation expense related to both unvested stock awards and stock options based on future expectations. In addition, a probability assessment is applied to unvested performance-based stock awards. These adjustments may materially impact the Company's results of operations in the period such changes are made.
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

EMULEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Supplemental Cash Flow Information
Cash paid during the year for:

	2014	2013	2012
	(In thousands)
Interest	$1,538	$24	$14
Income taxes	4,486	3,611	6,966
Non-cash investing and financing activities:
Purchases of property and equipment not paid, net	594	353	336
Accrued payroll tax withholdings for shares issued to employees	—	—	382
Release of In-Process Research & Development (IPRD) to Developed Technology	13,800	—	—
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
Business and Credit Concentration
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and accounts receivable. Cash and cash equivalents are primarily maintained at three major financial institutions in the United States. Deposits held with banks may exceed the amount of insurance provided on such deposits, if any.
The majority of the Company’s revenues are derived from sales to OEMs in the computer storage and server industry. Consequently, the Company’s net revenues and accounts receivable are highly concentrated among a few customers. Direct sales to the Company’s top five customers accounted for 65%, 71% and 70% of total net revenues in fiscal years 2014, 2013 and 2012, respectively. The level of sales to any single customer may vary and the loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on the Company. In addition, the recent growth of white box manufacturers and web giants has shifted server market share away from the Company’s traditional OEM customers, which may also impact future revenue. Although the Company sells to customers throughout the world, sales in the United States and Asia Pacific accounted for approximately 85% of the Company’s net revenues in fiscal years 2014, 2013 and 2012, and the Company expects for the foreseeable future, these sales will account for the substantial majority of the Company’s revenues. The Company maintains an allowance for doubtful accounts, and has not historically experienced significant loss on its accounts receivable. The majority of sales are denominated in U.S. dollars. Consequently, the

EMULEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company believes its foreign currency risk is minimal. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers.
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
Segment Information
Emulex has two reportable business segments, Connectivity and Visibility. The Visibility segment was formed as a result of the acquisition of Endace on February 26, 2013. The Connectivity segment includes the operating results of Network Connectivity Products (NCP) and Storage Connectivity and Other Products (SCOP). The Visibility segment includes the operating results of Network Visibility Products (NVP) arising from the Endace acquisition. See Note 15.
Recently Issued Accounting Standards
On May 28, 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, "Revenue from Contracts with Customers" (ASU 2014-09). The Company is currently evaluating the impact on its financial statements of the new revenue recognition guidance, which will become effective for the Company beginning in fiscal 2018.
Note 2.    Business Combinations
Acquisition of Endace Limited
On February 26, 2013, the Company acquired 89.6% of the outstanding common stock and all outstanding stock options of Endace for cash consideration of approximately $110.4 million. As of April 25, 2013, Emulex acquired the outstanding non-controlling interest for approximately $12.0 million and obtained ownership of 100% of Endace for a total of approximately $122.4 million. Endace's results of operations have been included in the consolidated statements of operations of the Company since the date of acquisition.

EMULEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.    Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of June 29, 2014 and June 30, 2013 are as follows:

	June 29, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents
	(In thousands)
Cash	$128,439	$—	$—	$128,439	$128,439
Level 1:
Money market funds	30,000	—	—	30,000	30,000
Level 2:
None	—	—	—	—	—
Level 3:
None	—	—	—	—	—
	$158,439	$—	$—	$158,439	$158,439

	June 30, 2013
Cash	$75,637	$—	$—	$75,637	$75,637
Level 1:
Money market funds	30,000	—	—	30,000	30,000
Level 2:
None	—	—	—	—	—
Level 3:
None	—	—	—	—	—
	$105,637	$—	$—	$105,637	$105,637
There were no transfers between Level 1, Level 2, or Level 3 securities in either fiscal 2014 or fiscal 2013.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
The Company measures the fair value of its assets acquired and liabilities assumed in a business combination, and goodwill and other long lived assets when they are held for sale or determined to be impaired. See Note 6 for a discussion of the fair value measurements of goodwill.
Fair Value of Financial Instruments Not Measured at Fair Value
The total fair value of the Convertible Senior Notes at June 29, 2014 was $159.4 million, which was estimated based on recent market transaction prices, a Level 2 fair value measurement.
Note 4.    Inventories
Inventories are summarized as follows:

	2014	2013
	(In thousands)
Raw materials	$7,797	$6,585
Finished goods	18,034	17,312
	$25,831	$23,897

Note 5.    Property and Equipment
Components of property and equipment, net, are as follows:

	2014	2013
	(In thousands)
Equipment	$106,267	$102,062
Furniture and fixtures	52,530	49,927
Buildings and improvements	46,359	43,836
Land	12,532	12,532
	217,688	208,357
Less: accumulated depreciation and amortization	(157,780)	(145,942)
	$59,908	$62,415
Note 6.    Goodwill and Intangible Assets, Net
The activities in goodwill during the twelve months ended June 29, 2014 and June 30, 2013 are as follows:

	Connectivity Segment	Visibility Segment	Total
	(In thousands)
Goodwill, as of July 1, 2012	$177,290	$—	$177,290
Goodwill from acquisition	—	71,229	71,229
Goodwill, as of June 30, 2013	177,290	71,229	248,519
Goodwill from acquisition	—	—	—
Goodwill, as of June 29, 2014	$177,290	$71,229	$248,519
The goodwill addition to the Visibility segment for the twelve months ended June 30, 2013 resulted from the Endace acquisition that is described in Note 2.
The Company tests goodwill for impairment annually during the fourth fiscal quarter and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. Goodwill impairment testing is performed at the reporting unit level, Connectivity and Visibility.
Fair value of the reporting units is determined using the market approach, the income approach, or a combination thereof. Under the market approach, fair value is based on peer multiples and applying an appropriate control premium. The control premium used in the market approach or a combined approach is determined by considering control premiums offered as part of acquisitions that have occurred in the reporting units’ comparable market segments. Under the income approach, fair value is dependent on a discounted cash-flow analysis. The material assumptions used in performing the discounted cash-flow analysis include the Company's operating forecasts, which are based on historical data, various internal estimates, and a variety of external sources, and are developed as part of the Company's regular long-range planning process, as well as revenue growth rates, terminal value and risk-commensurate discount rates. The discount rates are based on estimates of a market weighted-average cost-of-capital for the reporting unit, as well as a specific assessment of the risk inherent in the respective reporting units, and were estimated to be 19% for the Connectivity reporting unit and 21% for the Visibility reporting unit. The Company based its fair value estimates on assumptions it believes to be reasonable, but are inherently uncertain.
The Company’s recent impairment test indicated that the Connectivity reporting unit’s fair value exceeded its carrying value by approximately 6%, or $31.3 million and the Visibility reporting unit's fair value exceeded its carrying value by approximately 7%, or $8.0 million. Accordingly, the two-step impairment test was not conducted for either reporting unit. As part of the annual test, the Company compared the aggregate fair value of the reporting units to the fair value of the Company as a whole based on the Company’s market capitalization. Although our annual test resulted in no impairment, given the recent volatility of our market capitalization, the inherent uncertainty in forecasts, and the fact that the fair value of each reporting unit did not exceed it carrying value by a substantial margin, it is possible that our goodwill could become impaired in the near term.

EMULEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets, net, are as follows:

	June 29, 2014			June 30, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Amortizable intangible assets:
Core technology and patents	$77,345	$(76,172)	$1,173	$77,345	$(71,132)	$6,213
Developed technology	254,900	(152,850)	102,050	241,100	(127,934)	113,166
Customer relationships	4,900	(3,089)	1,811	4,900	(2,197)	2,703
Tradenames	8,439	(5,524)	2,915	8,439	(5,179)	3,260
Other	287	(229)	58	837	(681)	156
Total amortizable intangible assets	345,871	(237,864)	108,007	332,621	(207,123)	125,498
In-process research and development	—	—	—	13,800	—	13,800
Total intangible assets, net	$345,871	$(237,864)	$108,007	$346,421	$(207,123)	$139,298
Aggregated amortization expense for intangible assets for fiscal years 2014, 2013 and 2012, was approximately $31.3 million, $27.7 million and $30.6 million, respectively. Approximately $24.9 million, $21.8 million and $24.0 million of such amortization expense related to core technology and developed technology for fiscal years 2014, 2013 and 2012, respectively, and has been included in cost of sales within the consolidated statements of operations.
The following table presents the estimated aggregated future amortization expense of intangible assets as of the end of fiscal 2014 (in thousands):

2015	$27,746
2016	26,603
2017	10,076
2018	6,678
2019	6,678
Thereafter	30,226
$108,007

Note 7.    Accrued and Other Current Liabilities
Components of accrued and other current liabilities are as follows:

	2014	2013
	(In thousands)
Payroll and related costs	$16,369	$22,267
Warranty liability	2,798	2,660
Accrued rebates	1,782	1,868
Sales allowances	1,778	2,294
Deferred revenues	4,749	5,363
Restructuring	3,236	—
Dismissal Agreement, patent litigation settlement, damages and royalties payable to Broadcom Corporation(1)	4,970	831
Other	6,501	8,578
	$42,183	$43,861

(1)	See Note 10.
Changes to the warranty liability in fiscal years 2014 and 2013 are as follows:

	2014	2013
	(In thousands)
Balance at beginning of period	$2,660	$2,463
Accrued warranties assumed with the acquisition of Endace	—	35
Accrual for warranties issued	1,402	1,959
Changes to pre-existing warranties (including changes in estimates)	(599)	(81)
Settlements made (in cash or in kind)	(665)	(1,716)
Balance at end of period	$2,798	$2,660
Note 8.    Restructuring
Fourth Quarter of Fiscal 2014 Restructuring
During the fourth quarter of fiscal 2014, the Company recorded restructuring charges of approximately $1.1 million primarily consisting of workforce reductions. The severance related charges are expected to be substantially paid in cash by the first quarter of fiscal 2015.
Second Quarter of Fiscal 2014 Restructuring
During the second quarter of fiscal 2014, the Company initiated a restructuring plan designed to streamline business operations and reduce operating expenses. The restructuring actions include a reduction in workforce of approximately 15%, the consolidation of certain engineering facilities, and the closure of the Company's Bolton, Massachusetts facility. All restructuring actions impacted the Connectivity segment. The restructuring plan is expected to be substantially completed by the end of the first quarter of fiscal 2015.
A summary of the restructuring and other related charges, the remaining balance of which is included within Accrued and Other Current Liabilities on the Company's Consolidated Balance Sheets, consisted of the following:

	One-time employee termination benefits	Contract termination costs	Total
	(in thousands)
Balance at July 1, 2013	$—	$—	$—
Charges	8,489	663	9,152
Payments	(5,253)	(663)	(5,916)
Balance at June 29, 2014	$3,236	$—	$3,236
A summary of the restructuring costs, by functional line item in the condensed consolidated statements of operations is as follows:

2014
(in thousands)
Cost of goods sold	$279
Engineering and development	5,741
Selling and marketing	1,540
General and administrative	1,592
$9,152
Fourth Quarter of Fiscal 2013 Restructuring
During the fourth quarter of fiscal 2013, the Company decided to take certain actions with respect to its operations, consisting primarily of workforce reductions, and recorded approximately $2.7 million in severance costs during fiscal 2013, the majority of which was paid in July 2013.

Note 9.    Employee Retirement Savings Plans
The Company maintains a pretax savings and profit sharing plan under Section 401(k) of the Internal Revenue Code (IRC) (the Plan) covering substantially all U.S. domestic employees. Under the Plan, eligible employees are able to contribute up to 75% of their compensation not to exceed the maximum IRC deferral amount. In addition, Company discretionary contributions match up to four percent of a participant’s compensation. The Company’s matching contributions under this plan were approximately $1.4 million, $1.5 million and $1.6 million in fiscal years 2014, 2013 and 2012, respectively. Under the terms of the Plan, the Company may also make discretionary profit sharing contributions. The Company’s discretionary profit sharing contributions under this Plan were approximately $0.7 million in fiscal 2012. The Company did not make any discretionary profit sharing contributions during fiscal years 2014 or 2013.
The Company also maintains similar retirement plans in certain international locations. The total expense and total obligation of the Company for these plans were not material to the accompanying consolidated financial statements for any period presented.
Note 10.    Commitments and Contingencies
Leases
The Company leases certain facilities and equipment under long-term non-cancelable operating lease agreements, expiring at various dates through 2019. Rent expense for the Company under operating leases, including month-to-month rentals, totaled approximately $7.8 million, $5.0 million and $5.2 million in fiscal years 2014, 2013 and 2012, respectively. The Company records rent expense on a straight-line basis based on contractual lease payments. Allowances from lessors for tenant improvements have been included in the straight-line rent expense for the applicable locations.
Future minimum non-cancelable operating lease commitments are as follows (in thousands):

Operating Leases
Fiscal year:
2015	$6,388
2016	5,204
2017	3,382
2018	2,735
2019	1,497
Thereafter	104
Total minimum lease payments	$19,310
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

EMULEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

potential settlement of the case. On September 2, 2011, the parties submitted a joint summary of the mediation proceedings in which they stated that the mediation proceedings continued for a full day, but the parties were unable to reach a settlement agreement.
After a nearly three week trial that ended October 6, 2011, the jury reached a partial verdict involving two out of the six patents. The Court determined that one of the patents (U.S. Patent 7,058,150) [the ‘150 patent] had been infringed by Emulex, and the jury rendered an advisory verdict on October 12, 2011 to the Court that it is not invalid, and awarded approximately $0.4 million in damages with respect to that patent. The jury reached a unanimous verdict of non-infringement on another patent relating to Emulex Fibre Channel switch products. A mistrial was declared concerning the remaining four patents (U.S. Patent 7,471,691) [the ‘691 Patent] and (U.S. Patents 6,424,194; 7,486,124 and 7,724,057) [collectively, the ‘194 Patent family], for which no unanimous verdict was reached. On December 15, 2011, the Court issued judgments as a matter of law (JMOL) that the two patents, on which the jury had rendered advisory verdicts, were not invalid. On December 16, 2011, the Court issued an additional JMOL that the ‘691 patent had been infringed by Emulex. The ‘150 patent, particularly Claim 8 considered at the trial, pertains to the use of multiple lanes of phase interpolators, and products that utilize clock and data recovery (CDR) circuits in SerDes modules on an application specific integrated circuit (ASIC). The ‘691 patent, particularly Claim 7 considered at the trial, pertains to fibre channel arbitrated loop switch crossbars and scoreboards, and products that utilize specialized ASICs used in storage arrays and pass-through modules. The Company has filed an appeal for both the ‘150 patent and ‘691 patent infringement findings with the U.S. Court of Appeals for the Federal Court (Appeals Court), which affirmed the jury's and District Court's findings.
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
During the first quarter of fiscal 2013, the Company made the payment of $58.0 million to Broadcom pursuant to the Settlement Agreement, approximately $36.8 million of which was expensed in fiscal 2012. The remainder of approximately $21.2 million was recorded as prepaid license fees and is being amortized to cost of goods sold over the 10 year license term in proportion to the estimated future revenues of such licensed technology. As of June 29, 2014, the unamortized prepaid license fee was approximately $13.1 million, of which approximately $3.8 million was recorded in prepaid expenses and other current

EMULEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets and approximately $9.3 million was recorded in other assets. The Company recognized approximately $4.0 million and $4.1 million of amortization expense related to such prepaid license fees expenses during fiscal 2014 and 2013, respectively.
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
Through June 29, 2014, the Company has incurred approximately $21.7 million of mitigation, product redesign and appeal related expenses, of which approximately $4.5 million, $8.6 million and $3.6 million were recorded in fiscal 2014, 2013 and 2012, respectively and the Company expects to incur incremental mitigation, product redesign, and appeal related expenses during fiscal 2015 up to $1 million, all recorded within operating expenses. Engineering and development costs included expenses for activities to redesign, design around, modify, design, develop, test and requalify certain of the affected products, and to implement the end of life processes in the U.S. for certain other affected products. Sales and marketing costs included expenses for customer support, pre-production samples, education and training, and other miscellaneous costs. In addition, the Company has agreed to participate in certain customer royalty obligations arising under licensing agreements with Broadcom with respect to the infringing products. Through June 29, 2014, the Company has recorded approximately $4.4 million in cost of sales related to such customer obligations, of which approximately $3.4 million and $0.9 million related to such payments were recorded to cost of sales in fiscal 2014 and 2013, respectively. The Company may incur additional amounts related to these obligations of approximately $5 million in future periods, all of which will reduce gross margins in the periods accrued.
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
Pursuant to the terms of the Dismissal Agreement, Emulex has agreed to pay Broadcom, a non-refundable, non-cancelable dismissal and standstill fee for $5 million reflected in the accompanying financial statements in General and Administrative expense for the twelve months ended June 29, 2014, of which approximately $3.8 million was included in Accrued and Other Current Liabilities as of June 29, 2014.
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
Broadcom agreed for a period of one year from entering into the Dismissal Agreement to provide advance notice to Emulex of future patent assertions and to participate in good faith dispute resolution procedures; and agreed to a one-year standstill in making any claims against Emulex, its subsidiaries or customers, or any third party suppliers of serializer/deserializer (SerDes) function blocks to Emulex. The standstill applies only to the extent the Broadcom claims would allege infringement on the SerDes Patents (as defined below) based solely on the use, manufacture, sale or import of certain Emulex products that were accused in the suit (Standstill Products). For purposes of the Dismissal Agreement, SerDes Patents means (i) U.S. Patent Nos. 6,424,194; 7,038,516; 7,125,169; 7,486,124; and 7,724,057, and any reissues, foreign counterparts, continuations, continuations-in-part, divisionals or reexaminations of the patents listed in clause (i) to the Dismissal Agreement. The Dismissal Agreement does not prevent, after the expiration of the one year standstill, Broadcom from bringing an infringement claim seeking an injunction or damages with respect to infringement of the SerDes Patents relating to the Standstill Products.

Shareholder Lawsuits
On May 21, 2014, a derivative shareholder complaint was filed in the United States District Court in the Central District of California (Case No. 8:14-cv-0076-DOC-JCG) alleging damages by Emulex and eight of the Company's eleven directors. The lawsuit alleges that Emulex was damaged by expenses for the repurchases of Emulex stock and by the implementation of cost reductions. An amended federal complaint was filed on July 14, 2014 in which the original plaintiff was dropped from the complaint and a different plaintiff was added. On August 15, 2014, the Company filed a motion to dismiss the complaint, which is scheduled to be heard on November 10, 2014. Management is unable to determine whether any loss will occur or to estimate the range of such loss. Therefore, no amount of loss has been accrued.

EMULEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On July 17, 2014, a derivative shareholder complaint was filed in the Superior Court of the State of California for the County of Orange (Case No. 30-2014-00734802-CU-SL-CXC) alleging damages by Emulex and eight of the Company's eleven directors. The lawsuit alleges that Emulex was damaged by expenses for the repurchases of Emulex stock and by the implementation of cost reductions. On August 7, 2014, the parties filed a stipulation to stay the State Derivative Action pending the resolution of the motion to dismiss the Federal Derivative Action. A status conference in the State Derivative Action is scheduled for September 17, 2014. Management is unable to determine whether any loss will occur or to estimate the range of such loss. Therefore, no amount of loss has been accrued.
In addition to the ongoing litigation discussed above, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of the open matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Other Commitments and Contingencies
In addition, the Company provides limited indemnification in selected circumstances within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringement of certain intellectual property, and in some limited cases against bodily injury or damage to real or tangible personal property caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. As of June 29, 2014, the Company has not incurred any significant costs related to indemnification of its customers.
Note 11.    Convertible Senior Notes
In November 2013, the Company issued $175.0 million aggregate principal amount of 1.75% Convertible Senior Notes due November 15, 2018 ("Convertible Senior Notes") in a private placement offering at a price equal to 100% of the principal amount thereof. Interest is payable semi-annually in arrears on May 15 and November 15 of each year, commencing May 15, 2014. The Company may be required to pay additional interest upon occurrence in certain events as outlined in the indenture governing the Convertible Senior Notes. The Convertible Senior Notes are unsecured and rank senior to the Company's future indebtedness that is expressly subordinated to the Convertible Senior Notes, equal with existing and future indebtedness that are not so subordinated and junior to any future secured indebtedness, all existing and future debt and other liabilities of the Company's subsidiaries. As of June 29, 2014, the remaining term of the Convertible Senior Notes is 4.4 years.
The Convertible Senior Notes are convertible, subject to certain conditions, into shares of the Company's common stock at an initial conversion price of approximately $10.30 per share, or 97.13 shares of the Company's common stock per $1,000 in principal amount of the Convertible Senior Notes. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the Convertible Senior Notes. On or prior to August 15, 2018, holders may convert their Convertible Senior Notes at their option under the following circumstances: (1) during any fiscal quarter after December 29, 2013, if the closing price of the Company's common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Senior Notes was less than 98% of the product of the last reported sale price of the Company's common stock and the applicable conversion rate on such date; or (3) upon the occurrence of certain corporate transactions or specified distributions described in the indenture. Upon conversion, the principal amount of the Convertible Senior Notes will be paid in cash and the conversion spread will be paid in shares or cash at the Company’s election. As of June 29, 2014, the “if-converted” value of the Convertible Senior Notes did not exceed its principal amount and none of the conditions allowing holders of the Convertible Senior Notes to convert had been met.
The Company may not redeem the Convertible Senior Notes prior to maturity. However, in the event of a fundamental change, as defined in the indenture, the holders of the Convertible Senior Notes have the option to require the Company to repurchase all or a portion of their Convertible Senior Notes at a purchase price equal to 100% of the principal amount of the Convertible Senior Notes, plus accrued and unpaid interest. Holders who convert their Convertible Senior Notes in connection with a make-whole fundamental change, as defined in the indenture, may be entitled to an increase in the conversion rate.
Based on the terms of the embedded stock conversion option, the conversion option was determined to be indexed to the Company's stock. Accordingly, the conversion option was not accounted for separately as a derivative.
At the date of issuance, the Company separated the Convertible Senior Notes into liability and equity components. The liability component was determined by measuring the fair value of a similar instrument excluding the conversion feature. The equity component, which reflects the value of the conversion feature at issuance, was recognized as the difference between the proceeds from the issuance of the Convertible Senior Notes and the fair value of the liability component, and recorded as additional paid-in capital. The excess of the principal amount of the liability component over its carrying amount of

EMULEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $32.0 million is being amortized to interest expense over the term of the Convertible Senior Notes, using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions of equity classification.
The Company recorded total issuance costs of approximately $5.3 million, which have been allocated on a pro-rata basis to the debt and equity components, consistent with the allocation of the Convertible Senior Notes. The debt issuance costs attributable to the liability component of approximately $4.3 million were recorded in other assets and are being amortized over the term of the Convertible Senior Notes. The debt issuance costs attributable to the equity component of approximately $1.0 million were netted against the equity component of the Convertible Senior Notes and recorded as a reduction to additional paid-in capital. Debt issuance costs, net of amortization, were approximately $3.9 million as of June 29, 2014.
The carrying values of the liability and equity components of the Convertible Senior Notes consisted of the following as of June 29, 2014:

(in thousands)
Liability component:
Principal amount	$175,000
Less: Unamortized debt discount	(28,522)
Net carrying amount	146,478
Equity component	$31,043
The following table sets forth total interest expense recognized related to the Convertible Senior Notes during fiscal 2014:

(in thousands)

Contractual coupon interest expense	$1,914
Amortization of debt issuance costs	417
Accretion of debt discount	3,497
Total	$5,828

Effective interest rate	6.62%

Note 12.    Share Repurchase Programs
In November 2013, the Company's Board of Director's approved a $200.0 million share repurchase program that superseded the existing share repurchase program authorized in August 2008. The share repurchases are authorized to be completed through the combination of individually negotiated transactions, accelerated share buybacks, and open market purchases.
On November 13, 2013, the Company entered into an accelerated stock buyback agreement ("ASB") with Goldman, Sachs & Co. (Goldman Sachs) to repurchase an aggregate of approximately $44.3 million of outstanding common stock. The total aggregate number of shares repurchased pursuant to the ASB was based on the daily volume weighted average market price (VWAP) of the Company's common stock over the course of a calculation period, less a discount, and was subject to certain adjustments under the ASB. Under the ASB, the Company paid approximately $44.3 million to Goldman Sachs on November 18, 2013, and Goldman Sachs delivered to the Company approximately 4.6 million shares of common stock, reflecting 80% of the $44.3 million paid. The ASB was completed on April 30, 2014 and the Company received an additional 1.5 million shares of outstanding common stock, representing the 20% holdback. In total, approximately 6.1 million shares of the Company's outstanding common stock were delivered under the ASB at an average price of $7.27 per share.
During fiscal 2014, the Company repurchased approximately 22.5 million shares, at an average price of $6.68 per share, for a total of $150.0 million, recorded as treasury stock, which included the 6.1 million shares repurchased through the ASB for approximately $44.3 million and approximately 16.4 million shares from the open market and individually negotiated transactions for approximately $105.7 million.
As of June 29, 2014, approximately $50.0 million remains under the authorized repurchase program.

EMULEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.    Stock-Based Compensation
As of June 29, 2014, the Company had three stock-based plans for employees and directors that are open for future awards and are described below. In addition, the Company had nine stock-based plans, including seven plans assumed in connection with acquisitions, each of which is closed for future grants but has options outstanding.

Amounts recognized in the financial statements with respect to these plans for fiscal 2014, 2013 and 2012 are as follows:

	2014	2013	2012
	(in thousands)
Cost of stock-based payment plans during the period(1)(2)	$15,226	$21,844	$22,084
Amounts capitalized in inventory during the period	(427)	(549)	(527)
Amounts recognized in income for amounts previously capitalized in inventory	458	507	612
Amounts charged against income, before income tax benefit	$15,257	$21,802	$22,169
Amount of related income tax benefit recognized in income(3)	$—	$—	$—

(1)
Includes approximately $4.8 million and $4.1 million of stock-based compensation related to the ServerEngines contingent consideration tied to future employment and related 2012 modification in fiscal 2013 and 2012, respectively.

(2)
Includes Cash-Settled Unit Awards of approximately $1.1 million and $1.3 million in fiscal 2014 and 2013, respectively classified as a liability since these awards are settled in cash and do not impact shareholders’ equity.

(3)	There was no tax benefit recognized in income in fiscal 2014, 2013 or 2012 due to the Company’s valuation allowance for deferred tax assets (see Note 14).
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the ESPP) was adopted by the Board of Directors and approved by the stockholders in 2000 and became effective on January 1, 2001. The ESPP was further amended in 2007 (effective on November 15, 2007) and in 2014 (effective November 21, 2013) (Amended ESPP). The Compensation Committee of the Board of Directors administers the Amended ESPP. Under the Amended ESPP, employees of the Company who elect to participate have the right to purchase common stock at a 15% discount from the lower of the market value of the common stock at the beginning or the end of each six month offering period. The six month offering periods are May 1 to October 31 and November 1 to April 30 of each year. In August 2014, the Board of Directors approved a change to the participation periods for the Amended ESPP. The six month offering periods are now May 8 to November 7 and November 8 to May 7 (other than with respect to 2014, during which the period is May 1 to November 7). Employees purchase common stock using payroll deductions, which may not exceed 10% of their eligible compensation (the amount may be increased from time to time by the Company but may not exceed 15% of eligible compensation). In addition, the maximum number of shares that an employee may purchase in each six month period is 1,000 shares with the maximum dollar amount of $25,000 in any calendar year. On February 6, 2014, the Company’s stockholders approved an amendment to increase the number of shares authorized for issuance under the Amended ESPP by 3,250,000 shares and extend the termination date of the Amended ESPP to October 23, 2018. The Company reserved a total of 9,700,000 shares of common stock for issuance under the Amended ESPP. As of June 29, 2014, 3,648,423 shares were available for future award grants under the Amended ESPP.
2005 Equity Incentive Plans
On December 1, 2005, the Company’s shareholders ratified and approved the Emulex Corporation 2005 Equity Incentive Plan (the Equity Incentive Plan). The Company’s Equity Incentive Plan permits the grant of stock options, restricted stock awards and restricted stock units (collectively, unvested stock awards), and stock appreciation rights to its domestic and international employees. The aggregate number of shares that may be granted under the Equity Incentive Plan consists of 2,937,475 shares of common stock, plus the number of shares underlying options that were outstanding on the effective date of the Equity Incentive Plan (October 24, 2005) that expire, are forfeited, cancelled or terminate for any reason under the Employee Stock Option Plan and the 2004 Employee Stock Incentive Plan without having been exercised in full. From fiscal 2007 to fiscal 2014, the Company’s stockholders approved an aggregate of 6,500,000 in shares authorized for issuance under the Equity Incentive Plan.
The Equity Incentive Plan is administered by the Board of Directors, or at the discretion of the Board, by a committee consisting of two or more independent directors of the Company (the Committee). As of June 29, 2014, 4,338,234 shares were

EMULEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

available for future award grants under the Equity Incentive Plan, including the shares available for grant under the Employee Stock Option Plan, 2004 Employee Stock Incentive Plan, Aarohi Communications, Inc. 2001 Stock Option Plan (the Aarohi Plan), the Sierra Logic, Inc. 2001 Stock Option Plan (the Sierra Plan), and the ServerEngines Corporation Amended and Restated 2008 Stock Option Plan (the ServerEngines Plan).
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
Unvested stock awards may be awarded (or sold at a purchase price determined by the Board or Committee) upon terms established by the Board or Committee at its sole discretion. The vesting provisions of unvested stock awards will be determined individually by the Board or Committee for each grant, but generally vest 30%, 30%, and 40% on the first, second and third anniversaries of the date of grant, respectively. As of June 29, 2014, 3,477,565 shares of unvested stock awards were outstanding.
Performance-based stock awards are subject to the attainment of performance goals established by the Board or Committee, the periods during which performance is to be measured, and all other limitations and conditions applicable to the awarded shares. Performance goals are based on a pre-established objective formula or standard that specifies the manner of determining the number of performance awards that will be granted if the performance goal is attained. The Company started granting performance-based stock awards to certain employees in August 2010 under the Equity Incentive Plan. As of June 29, 2014, 121,569 shares of performance awards were outstanding.
During fiscal 2014 and 2013, the Company granted unvested stock awards that will be settled in cash upon vesting (Cash-Settled Unit Awards). Such awards are liability classified as they will be settled in cash. The Cash-Settled Unit Awards vest 30%, 30%, and 40% on the first, second and third anniversaries of the date of grant, respectively. Some of these awards are tied to the achievement of certain performance goals established by the Board of Directors. As of June 29, 2014, the liability related to Cash-Settled Unit Awards was approximately $1.0 million and will continue to be remeasured at each reporting date until the awards vest. As of June 29, 2014, 322,870 shares of Cash-Settled Unit Awards were outstanding.
Unrestricted stock awards are free of any vesting provisions. As of June 29, 2014, there were no unrestricted stock awards outstanding.
Stock appreciation rights entitle the holder to receive the appreciation in the value of common stock underlying the stock appreciation right. The Board or Committee may grant a stock appreciation right either as a standalone right, or if such right does not provide for the deferral of compensation within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, in tandem with all or any part of the shares of common stock that may be purchased by the exercise of a stock option. As of June 29, 2014, there were no stock appreciation rights outstanding.
Non-Employee Director Plan
The Company’s Stock Award Plan for Non-Employee Directors (the Director Plan) was amended and approved by the stockholders on November 30, 2006 to allow for a maximum of 1,880,000 shares of common stock to be issued. Non-employee directors receive two annual grants. Beginning in fiscal 2011, the first annual grant is an unvested stock award with an aggregate market value on the date of grant equal to $200,000. In addition, on December 2 of each year, each non-employee director receives a second annual unvested stock award with an aggregate market value on the date of grant equal to $125,000; provided, however, that the first annual grant will be reduced pro rata (based on the percentage of a year served as a director prior to the date of the first annual grant) if the annual unvested stock award is granted within less than one year after the grant of the $200,000 initial unvested stock award described above. The annual unvested stock award grants to non-employee directors vest 50% on the date of grant and 50% six months thereafter. No options granted under the Director Plan shall be exercisable after the expiration of the earlier of (i) ten years following the date the option is granted or (ii) one year following the date the optionee ceases to be a director of the Company for any reason. The administrator of the Director Plan has the discretion to grant additional awards in the form of unvested stock awards or stock appreciation rights or to substitute unvested stock awards or stock appreciation rights for the formula grants described above. Options granted under the Director Plan are non-qualified stock awards. On November 20, 2012, the Company’s stockholders approved an amendment to increase the number of shares authorized for issuance under the plan by 500,000 shares. As of June 29, 2014, 639,608 shares were available for future award grants under the Director Plan.
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
Acquisition Plans
In connection with the acquisition of ServerEngines on August 25, 2010, the Company assumed the ServerEngines Plan. The ServerEngines options were replaced with Emulex options based on the acquisition exchange ratio and continue to be subject to the terms of the ServerEngines Plan. The options have lives of up to 10 years and generally vest over a 4 or 5 year period. The ServerEngines Plan is closed for future grants. There were 472,732 options issued in exchange for the options assumed. The Company also assumed the Sierra Plan and the Aarohi Plan (collectively, the Acquisition Plans). Shares previously authorized for issuance under the Acquisition Plans are no longer available for future grants, but options previously granted under these plans remain outstanding. Shares that expired, forfeited, cancelled or terminated for any reason under the ServerEngines Plan, the Sierra Plan and the Aarohi Plan may be granted under the Equity Incentive Plan.
Adequacy of Available Shares for All Plans
As of June 29, 2014, we anticipate that the number of shares authorized under the Equity Incentive Plan, the Director Plan, and the Amended ESPP are sufficient to cover future stock option exercises and shares that will be purchased during the next six month plan period from May 1, 2014 to October 31, 2014 under the Amended ESPP.
Valuation of Stock-Based Compensation
The assumptions used to compute the fair value of the compensatory element related to the Amended ESPP for fiscal 2014, 2013 and 2012 were:

	2014	2013	2012
Expected volatility	24% - 30%	35% - 45%	45%
Weighted average expected volatility	27%	39%	45%
Expected dividends	—%	—	—
Expected term (in years)	0.5	0.5	0.5
Weighted average expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	0.05% - 0.08%	0.08% - 0.16%	0.06% - 0.14%
The assumptions used to compute the fair value of stock option grants under the Equity Incentive Plan for fiscal 2014, 2013 and 2012 were:

	2014	2013	2012
Expected volatility	37% - 42%	40% - 47%	45% - 47%
Weighted average expected volatility	39%	45%	46%
Expected dividends	—	—	—
Expected term (in years)	3.8 - 5.9	3.8 - 5.8	3.6 - 5.6
Weighted average expected term (in years)	4.6	4.6	4.4
Risk-free interest rate	1.07% - 2.04%	0.53% - 1.48%	0.67% - 1.22%

EMULEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Awards Activity
A summary of stock option activity under the plans for fiscal 2014 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in millions)
Options outstanding at June 30, 2013	4,220,262	$12.28	2.47	$0.6
Options granted	525,374	7.35
Options exercised	(94,898)	4.35
Options expired	(1,721,281)	15.37
Options forfeited	(117,538)	7.65
Options outstanding at June 29, 2014	2,811,919	$9.95	2.47	$0.2
Options vested and expected to vest at June 29, 2014	2,785,309	$9.99	2.43	$0.2
Options exercisable at June 29, 2014	2,122,022	$10.80	1.77	$0.2

A summary of outstanding and unvested stock award activity for fiscal 2014 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Awards outstanding and unvested at June 30, 2013	3,413,522	$7.74
Awards granted	2,562,867	7.45
Awards vested	(1,696,243)	8.29
Awards forfeited	(681,012)	7.63
Awards outstanding and unvested at June 29, 2014	3,599,134	$7.29
Awards vested and expected to vest at June 29, 2014	3,158,034
A summary of Cash-Settled Unit Award activity for fiscal 2014 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Awards outstanding and unvested at June 30, 2013	552,723	$7.41
Awards granted	29,359	6.43
Awards vested	(190,301)	7.47
Awards forfeited	(68,911)	7.58
Awards outstanding and unvested at June 29, 2014	322,870	$7.25
Awards vested and expected to vest at June 29, 2014	295,611
As of June 29, 2014, there was approximately $13.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. This cost is expected to be recognized over a weighted-average service period of approximately 1.2 years.
The weighted average grant date fair value of options granted in fiscal 2014, 2013 and 2012 was $2.60, $2.80 and $2.95, respectively. The weighted average grant date fair value of unvested stock awards granted in fiscal 2014, 2013 and 2012 was $7.45, $6.87 and $7.59, respectively. The total intrinsic value of stock options exercised in fiscal 2014, 2013 and 2012 was approximately $0.3 million, $0.1 million and $0.5 million, respectively. The total fair value of unvested stock awards that vested in fiscal 2014, 2013 and 2012 was approximately $12.2 million, $12.3 million and $13.3 million, respectively. Cash received from stock option exercises under stock-based plans and shares purchased under the Purchase Plan in fiscal 2014, 2013 and 2012 was approximately $5.0 million, $4.9 million and $7.7 million, respectively. The actual tax benefit realized for the tax deductions from option exercises and vested stock awards was approximately $5.0 million, $4.4 million and $5.2 million in fiscal 2014, 2013 and 2012, respectively.

EMULEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.    Income Taxes
(Loss) income before income taxes consists of the following components:

	2014	2013	2012
	(In thousands)
United States	$(37,613)	$(27,473)	$(60,627)
International	11,427	21,890	51,125
Total loss before income taxes	$(26,186)	$(5,583)	$(9,502)
A reconciliation of the income tax provision (benefit) with the amount computed by applying the federal statutory tax rate to income before income taxes is as follows:

	2014	2013	2012
	(In thousands)
Expected income tax (benefit) expense at the statutory rate	$(9,165)	$(1,954)	$(3,325)
State income tax (benefit) expense, net of federal tax	116	138	(38)
Change in valuation allowance	10,753	10,767	12,730
Tax rate differential on foreign earnings	(5,140)	(6,404)	(8,554)
Reversal of uncertain tax position accruals	(889)	—	—
Research and other credits	(2,664)	(7,350)	(2,571)
Stock-based compensation	2,088	2,150	1,921
Section 199 deduction	—	1,357	—
Tax impact on unrealized foreign currency gains (losses) on monetary assets and liabilities	3,204	(281)	—
Expiration of capital loss carryforward	1,741	—	—
Non-deductible interest	1,161	—	—
Other	2,141	1,208	1,415
Total income tax expense (benefit)	$3,346	$(369)	$1,578
During fiscal 2014, the Company recognized a tax expense of $1.2 million related to the nondeductible interest from its issuance of convertible debt and $1.7 million related to the expiration of capital loss carryforwards which had been fully offset by a valuation allowance in previous fiscal years. This increase in tax expense was partially offset by a reduction to our tax expense of approximately $0.9 million related to uncertain tax positions being effectively settled during the fiscal year. In addition, during the fourth quarter of fiscal 2014, the Company identified an impact to the tax provision related to intercompany loans between subsidiaries. In accordance with local jurisdiction tax laws, the Company must recognize as taxable income/loss the unrealized currency exchange gain/loss resulting from outstanding inter-company loans. As a result, the Company recognized total net tax expense for this matter of approximately $3.2 million during the fourth quarter, the liability of which will be settled through the utilization of its net operating losses.
During fiscal 2013, President Obama signed The American Taxpayer Relief Act of 2012 into law which contained a provision extending the federal credit for increasing research activities (Research and Development Tax Credit) retroactively from January 1, 2012 through December 31, 2013. As a result of this legislation, the Company recorded additional Research and Development Tax Credit carryforwards during fiscal 2013 for amounts generated in fiscal 2012 of approximately $2.4 million. This increase in deferred tax assets relating to these research and development tax credit carryforwards was fully offset by a valuation allowance. In addition, as a result of the Company’s fiscal 2013 taxable loss that was carried back to fiscal 2011, the Company recorded tax expense of approximately $1.4 million in fiscal 2013 reflecting Section 199 deductions recognized in fiscal 2011 that were no longer available as a result of the carryback claim.
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

EMULEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of income taxes are as follows:

	2014	2013	2012
	(In thousands)
Current:
Federal	$(21)	$(7,882)	$4,514
State	116	(118)	401
Foreign	1,836	5,745	3,420
Total current	1,931	(2,255)	8,335
Deferred:
Federal	—	6,261	(7,850)
State	—	256	(299)
Foreign	1,415	(4,631)	1,392
Total deferred	1,415	1,886	(6,757)
Total income tax expense (benefit)	$3,346	$(369)	$1,578
The Company’s deferred tax assets and liabilities are comprised of the following major components:

	2014	2013
	(In thousands)
Deferred tax assets:
Reserves and accruals not currently deductible	$5,455	$6,810
Share-based compensation	6,495	9,474
Net operating loss carryforwards	27,908	25,070
General business credit carryforwards	43,923	40,383
Capitalized research and development expenditures	2,873	3,366
Capital loss carryforwards	3,392	5,161
Intangible assets	3,852	4,310
Other	2,241	354
Total gross deferred tax assets	96,139	94,928
Valuation allowance	(72,100)	(60,091)
Total deferred tax assets, net of valuation allowance	24,039	34,837
Deferred tax liabilities:
Property and equipment	$2,636	$4,173
Intangible assets	34,651	43,453
Other	2,079	1,123
Total gross deferred tax liabilities	39,366	48,749
Net deferred tax liabilities	$(15,327)	$(13,912)

Deferred income taxes reflect the net tax effects of tax carryforwards and temporary differences between the carrying amount of assets and liabilities for tax and financial reporting purposes. As of June 29, 2014, the Company has recorded approximately $15.3 million in deferred tax liabilities related to its foreign operations. Based on available positive and negative evidence including the Company’s historical results of operations, scheduled reversals of temporary differences, and available tax planning strategies, management concluded that it was more likely than not that the Company’s U.S. federal and state deferred tax assets will not be realizable, and accordingly, has recorded a valuation allowance of approximately $72.1 million as of June 29, 2014.
The Company had approximately $9.2 million of capital loss carryforwards available as of June 29, 2014. If unused, these carryforwards will expire in fiscal year 2016.
As of June 29, 2014, the Company had federal, California, and international net operating loss carryforwards of approximately $55.3 million, $52.9 million, and $12.3 million, respectively, available to offset future federal, state, and international taxable income. If unused, the federal net operating loss carryforwards will expire during the fiscal years 2022 through 2034, and the state net operating loss carryforwards will begin to expire in fiscal 2016. Included in the federal net

EMULEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating loss carryforwards are ServerEngines losses of approximately $28.6 million, Aarohi Communications, Inc. losses of approximately $19.2 million and Sierra Logic, Inc. losses of approximately $0.4 million. The annual utilization of these net operating loss carryforwards is limited due to restrictions imposed under federal law due to a change in ownership.
The Company had federal and state research and experimentation credit carryforwards as of June 29, 2014, of approximately $16.5 million and $27.4 million, respectively, which are available to reduce federal and state income taxes. If unused, the federal carryforwards will expire during fiscal years 2015 through 2034, and certain state carryforwards will begin to expire in fiscal 2029.
The Company has made no provision for U.S. income taxes or foreign withholding taxes on the earnings of its foreign subsidiaries, as these amounts are intended to be indefinitely reinvested in operations outside the United States. As of June 29, 2014, there are no cumulative amounts of undistributed earnings at the Company’s foreign subsidiaries.
The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company’s federal income tax returns for fiscal years 2008 to 2013 and California income tax returns for fiscal years 2008 to 2013 are open as the statutes of limitations have not yet expired or have been extended. The Company’s California income tax return for fiscal years 2008 and 2009 are currently under examination by the California Franchise Tax Board. In addition, the Company is currently under audit by various state and international taxing authorities. In foreign jurisdictions, with few exceptions, the Company is subject to examinations for all years subsequent to fiscal 2010. The Company does not expect any audits for these foreign jurisdictions to have a material effect on the results of operations of financial position.
The Internal Revenue Service (IRS) completed its examination of the Company’s federal income tax returns for fiscal years 2008 and 2009 and the amended return filed for fiscal year 2007 and issued a 30-Day Letter in March 2014. In the 30-Day Letter, the IRS proposed adjustments related to the amount of "buy-in-payments" made by one of the international subsidiaries to the Company in connection with the cost-share agreement entered into by the Company and its international subsidiary in fiscal 2008. The incremental tax liability asserted in the 30-Day Letter is approximately $70.0 million, excluding interest and penalties. Upon the 30th day from the issuance of the 30-Day Letter from the IRS, the Company began accruing additional interest and will continue to do so until resolution. The Company responded to the 30-Day Letter in May 2014, disagreeing with the IRS' proposed adjustments and the basis for its positions, and will administratively appeal to the IRS Appeals Office.
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
For fiscal years ended June 29, 2014 and June 30, 2013, the Company had total unrecognized tax benefits of approximately $40.2 million and $42.7 million, respectively. If fully recognized, approximately $26.5 million of the $40.2 million would impact the Company’s effective tax rate. Absent any resolution of the on-going audit by the IRS discussed above, the Company does not expect that the liability for unrecognized tax benefits will change significantly within the next 12 months.

A rollforward of the activity in the gross unrecognized tax benefits for fiscal years 2014 and 2013 is as follows:

	2014	2013
	(In thousands)
Balance at beginning of year	$42,730	$39,757
Additions based on tax positions related to the current year	1,110	1,917
Additions for tax positions of prior years	—	1,056
Reductions for tax positions of prior years	(616)	—
Reductions for tax positions due to a lapse in statute	—	—
Reductions for tax positions due to settlements	(2,979)	—
Balance at end of year	$40,245	$42,730
The decrease in unrecognized tax benefits was primarily due to the effective settlement of audits. In addition to the unrecognized tax benefits noted above, the Company had accrued interest and penalties related to unrecognized tax benefits included in other liabilities of approximately $3.7 million and $3.0 million as of June 29, 2014 and June 30, 2013, respectively.

EMULEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.    Operating Segments and Revenue by Product Families, Geographic Area and Significant Customers
Reporting Segment Information and Revenues by Product Families
Emulex has two reportable business segments, Connectivity and Visibility. The Connectivity segment includes the operating results of NCP and SCOP. The Visibility segment includes the operating results of NVP.
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
SCOP include InSpeed®, SOC or backend connectivity, bridge, router products, iBMC, certain legacy products and other products and services. SCP are deployed inside storage arrays, tape libraries, and other storage appliances, and connect storage controllers to storage capacity, delivering improved performance, reliability, and connectivity.
NVP consists entirely of the recently acquired Endace® family of network visibility and intelligent network recording products.
The Company’s net revenues by segment and product lines are:

	2014	2013	2012
	(In thousands)
Net revenues:
Connectivity Segment:
Network Connectivity Products	$318,940	$360,974	$362,315
Storage Connectivity & Other Products	94,515	104,409	139,454
Total Connectivity Segment	413,455	465,383	501,769
Visibility Segment:
Network Visibility Products	33,878	13,184	—
Total net revenues	$447,333	$478,567	$501,769
Other segment information is as follows:

EMULEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2014	2013	2012
	(In thousands)
Adjusted operating income (loss):
Connectivity Segment:	$64,353	$71,711	$84,871
Visibility Segment:	(9,387)	(2,217)	—
Subtotal	$54,966	$69,494	$84,871
Reconciling items:
Stock-based compensation	(15,257)	(21,802)	(22,169)
Amortization of intangibles	(31,291)	(27,735)	(30,600)
Patent litigation settlement, damages, and royalties	(7,426)	(4,963)	(37,310)
Mitigation expenses related to the Broadcom patents	(9,458)	(8,606)	(3,584)
Site closure and other restructuring costs	(9,152)	(2,704)	—
Other	(2,541)	(4,393)	(1,142)
Reconciling items	(75,125)	(70,203)	(94,805)
Operating loss	(20,159)	(709)	(9,934)

Depreciation:
Connectivity Segment:	$16,316	$17,303	$18,064
Visibility Segment:	2,720	897	—
	$19,036	$18,200	$18,064
Amortization
Connectivity Segment:	$25,832	$26,137	$30,600
Visibility Segment:	5,459	1,598	—
	$31,291	$27,735	$30,600
Capital Expenditures
Connectivity Segment:	$13,262	$15,037	$14,936
Visibility Segment:	2,723	685	—
	$15,985	$15,722	$14,936

	2014	2013
	(In thousands)
Total Assets
Connectivity Segment:	$568,709	$549,443
Visibility Segment:	149,214	161,266
	$717,923	$710,709

Geographic Operations
The Company’s consolidated net revenues by geographic area based on bill-to location are:

	2014		2013		2012
	(In thousands)
Asia Pacific	$264,771	59%	$284,064	60%	$286,572	57%
United States	114,427	26%	121,719	25%	137,504	28%
Europe, Middle East, and Africa	65,286	14%	66,457	14%	76,394	15%
Rest of the world	2,849	1%	6,327	1%	1,299	—%
Total net revenues	$447,333	100%	$478,567	100%	$501,769	100%
Individual international countries with more than 10% of consolidated net revenue based on bill-to location are:

	Net Revenues
	2014	2013	2012
Singapore	34%	39%	39%
Taiwan	13%	12%	10

EMULEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No other individual country in Asia Pacific, Europe, Middle East, Africa or the rest of the world accounted for more than 10% of net revenues during these periods.
The Company’s consolidated long-lived assets and net assets by geographic area are:

	Long-Lived Assets
	2014	2013
United States	$49,138	$53,014
International	10,770	9,401
	$59,908	$62,415

	Net Assets
	2014	2013
United States	$218,021	$330,422
International	236,625	257,203
	$454,646	$587,625
Significant Customers
The following table represents direct sales to customers accounting for greater than 10% of the Company’s consolidated net revenues or customer accounts receivable accounting for greater than 10% of the Company’s accounts receivable. Revenues and related accounts receivable from these customers are derived under Networking Segment contracts.

	Net Revenues			Accounts Receivable
	2014	2013	2012	2014	2013
Hewlett-Packard	16%	19%	22%	12%	17%
Hon Hai Precision Industry Co., Ltd. (Foxconn Technology Group)(1)	13%	12%	—	11%	13%
IBM	29%	32%	32%	32%	36%

(1)	Hon Hai Precision Industry Co., Ltd. is a contract manufacturer that performed manufacturing for some of our OEM customers.
In addition to direct sales, some of the Company’s larger OEM customers purchase products indirectly through distributors, resellers, or other third parties. Customers with total direct and indirect revenues, including customer specific models purchased indirectly through distributors, resellers, and other third parties, of more than 10% in the current fiscal year were as follows:

	Net Revenues
	2014	2013	2012
EMC	10%	11%	—
Hewlett-Packard	22%	23%	24%
IBM	33%	35%	37%
Note 16.    Net (Loss) Income per Share
The following table sets forth the computation of basic and diluted net (loss) income per share:

	2014	2013	2012
	(In thousands, except per share data)
Numerator — Net (loss) income	$(29,532)	$(5,214)	$(11,080)
Less: Undistributed earnings allocated to participating securities	—	—	—
Undistributed earnings allocated to common shareholders for basic net (loss) income per share	$(29,532)	$(5,214)	$(11,080)
Add: Adjustment for interest expense on convertible senior notes, net of tax	$—	$—	$—
Undistributed earnings allocated to the Company's common stockholders for diluted net (loss) income per share	$(29,532)	$(5,214)	$(11,080)
Denominator:
Denominator for basic net (loss) income per share — weighted average shares outstanding	83,917	90,271	86,585
Dilutive options outstanding, unvested stock units and ESPP	—	—	—
Dilutive common shares from the conversion spread of convertible senior notes	—	—	—
Denominator for diluted net (loss) income per share — adjusted weighted average shares outstanding	83,917	90,271	86,585
Basic net (loss) income per share	$(0.35)	$(0.06)	$(0.13)
Diluted net (loss) income per share	$(0.35)	$(0.06)	$(0.13)
Antidilutive options and unvested stock awards excluded from the computations	5,300	6,167	7,226
Average market price of common stock	$7.13	$6.75	$8.19
The antidilutive stock options and unvested stock were excluded from the computation of diluted net (loss) income per share due to the Company incurring a net loss for the periods presented.
As the principal amount of the Convertible Senior Notes (Note 11) will be settled in cash upon conversion, only the conversion spread related to the Convertible Senior Notes will be included in the calculation of diluted net income per common share. As such, the Convertible Senior Notes will have no impact on diluted net income per common share until the price of the Company's common stock exceeds the conversion price (initially $10.30, subject to adjustments) of the Convertible Senior Notes. When the market price of the Company's stock exceeds the conversion price, the effect of the additional shares that may be issued upon conversion of the Convertible Senior Notes will be included in the diluted net income per common share calculation. During fiscal 2014, there were no anti-dilutive shares resulting from the Convertible Senior Notes as the price of the Company's common stock did not exceed the conversion price.
Note 17.    Unaudited Quarterly Consolidated Financial Data
Selected unaudited quarterly consolidated financial data for fiscal years 2014 and 2013 are as follows:

	Net Revenues	Gross Profit	Net Income (Loss)		Diluted Net Income (Loss) per Share
2014
Fourth quarter	$99,775	$57,575	$(14,665)	(1)	$(0.19)
Third quarter	109,730	63,648	(7,199)		$(0.09)
Second quarter	122,996	72,290	(4,027)		$(0.05)
First quarter	114,832	67,484	(3,641)		$(0.04)
Total	$447,333	$260,997	$(29,532)
2013
Fourth quarter	$120,369	$69,840	$(4,610)		$(0.05)
Third quarter	116,786	68,418	(6,844)		$(0.08)
Second quarter	122,145	71,566	5,583		$0.06
First quarter	119,267	68,976	657		$0.01
Total	$478,567	$278,800	$(5,214)

(1) Includes tax expense of approximately $3.2 million related to taxable net unrealized foreign exchange gains on an intercompany loan between our international subsidiaries.

Schedule II
EMULEX CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years ended June 29, 2014, June 30, 2013 and July 1, 2012

COL. A	COL. B	COL. C	COL. D		COL. E
Description	Balance at beginning of period	Additions charged to expense and other accounts	Amounts charged against reserve		Balance at end of period
(In thousands)
Year ended June 29, 2014:
Allowance for doubtful accounts	$1,293	$33	$247	(1)	$1,079
Sales allowances	$2,294	$9,079	$9,595		$1,778
Valuation allowance on deferred tax asset	$60,091	$12,009	$—		$72,100
Year ended June 30, 2013:
Allowance for doubtful accounts	$1,766	$(471)	$2	(1)	$1,293
Sales allowances	$3,915	$8,430	$10,051		$2,294
Valuation allowance on deferred tax asset	$44,596	$15,495	$—		$60,091
Year ended July 1, 2012:
Allowance for doubtful accounts	$1,743	$128	$105	(1)	$1,766
Sales allowances	$3,375	$10,290	$9,750		$3,915
Valuation allowance on deferred tax asset	$28,231	$15,939	$(426)		$44,596

(1)	Primarily includes amounts written-off as uncollectible.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
EMULEX CORPORATION

By:	/s/ JEFFREY W. BENCK
Jeffrey W. Benck President and Chief Executive Officer
Date: August 28, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 28, 2014.

Signature	Title

/s/ JEFFREY W. BENCK (Jeffrey W. Benck)	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ KYLE B. WESCOAT (Kyle B. Wescoat)	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

/s/ GREGORY S. CLARK (Gregory S. Clark)	Director

/s/ GARY J. DAICHENDT (Gary J. Daichendt)	Director

/s/ BRUCE C. EDWARDS (Bruce C. Edwards)	Director

/s/ PAUL F. FOLINO (Paul F. Folino)	Director

/s/ EUGENE J. FRANTZ (Eugene J. Frantz)	Director

/s/ BEATRIZ V. INFANTE (Beatriz V. Infante)	Director

/s/ JOHN A. KELLEY, JR. (John A. Kelley, Jr.)	Director

/s/ RAHUL N. MERCHANT (Rahul N. Merchant)	Director

/s/ NERSI NAZARI (Nersi Nazari)	Director

/s/ DEAN A. YOOST (Dean A. Yoost)	Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).
3.2
Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2013).
3.4
Amended and Restated Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of Emulex Corporation, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 16, 2009.

4.1
Indenture (including form of Note) with respect to Emulex Corporation's 1.75% Convertible Senior Notes due 2018, dated as of November 18, 2013, by and between Emulex Corporation and U.S. Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 18, 2013).

10.1*
Appendix to the Restricted Stock Unit Award Agreement for Non-U.S. Grantees under the Emulex Corporation Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s 2013 Annual Report on Form 10-K, filed on August 29, 2013).

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

10.4*
Emulex Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix A to Emulex Corporation’s proxy statement on Schedule 14A for the 2013 annual meeting of its stockholders filed with the Securities and Exchange Commission on December 23, 2013).

10.5*
Emulex Corporation 2004 Employee Stock Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on November 18, 2004).

10.6*
Form of Key Employee Retention Agreement between the Company and its executive officers other than Jeffrey W. Benck (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006).

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current Report on Form 8-K filed May 17, 2005).
10.8*
Form of Director Stock Option Agreement and related form of Grant Summary for grants made pursuant to the Stock Award Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 30, 2005).

10.9*
Form of Incentive Stock Option Agreement for grants made pursuant to the Employee Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 30, 2005).

10.10*
Form of Non-Qualified Stock Option Agreement for grants made pursuant to the Employee Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 30, 2005).

10.11*
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

10.15*
Executive Incentive Compensation Plan of the Company, as amended, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on October 31, 2013.

10.16*	Aarohi Communications, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed May 8, 2006).

10.17*	Form of Aarohi Communications, Inc. Stock Option Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed May 8, 2006).
10.18*	Form of Aarohi Communications, Inc. Stock Option Agreement (alternate form) (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed May 8, 2006).
10.19*	Form of Aarohi Communications, Inc. Notice of Grant of Stock Option (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed May 8, 2006).
10.20*
Form of Emulex Corporation Stock Option Assumption Documents for holders of options granted under the Aarohi Communications, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 filed May 8, 2006).

10.21*
Amended and Restated Emulex Corporation 2005 Equity Incentive Plan (incorporated by reference to Appendix A to Emulex Corporation’s proxy statement on Schedule 14A for the 2012 annual meeting of its stockholders filed on October 9, 2012).

10.22*	Form of 2005 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006).
10.23*	Form of Notice of Grant of Restricted Stock Award under 2005 Equity (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006).
10.24*	Sierra Logic, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on October 5, 2006).
10.25*
Form of Sierra Logic, Inc. Stock Option Agreement and Notice of Grant of Stock Option (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on October 5, 2006).

10.26*
Form of Emulex Corporation Stock Option Assumption Documents for holders of options granted under the Sierra Logic, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed on October 5, 2006).

10.27*	Offer letter, dated May 4, 2008, from the Company to Jeffrey W. Benck (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 12, 2008).
10.28*	Form of Amendment to Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 16, 2009).
10.29*	Form of Amendment to Restricted Stock Award Agreement incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 16, 2009.
10.30*
Form of Notice of Grant of Restricted Stock Unit under the Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on January 30, 2009).

10.31*
Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on January 30, 2009).

10.32*
Form of Restricted Stock Unit Award Agreement for Non-U.S. Grantees under the Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on January 30, 2009).

10.33*
Form of Amendment to Restricted Stock Unit Agreements under the Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.52 to the Company’s 2010 Annual Report on Form 10-K, filed August 26, 2010).

10.34*
Form of Performance Stock Unit Award Agreement under the Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.52 to the Company’s 2012 Annual Report on Form 10-K, filed on August 30, 2012).

10.35*
Amendment to Key Employee Retention Agreement between the Company and Jeffrey W. Benck, dated July 12, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 15, 2013).

10.36**
Patent License and Release Agreement, dated July 3, 2012, between the Company and Broadcom Corporation (incorporated by reference to Exhibit 10.52 to the Company’s 2012 Annual Report on Form 10-K, filed on August 30, 2012).

10.37***
Dismissal and Standstill Agreement, dated March 30, 2014, by and between Broadcom Corporation and the Company (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on May 2, 2014).

10.38*
Amended and restated Key Employee Retention Agreement of Jeffrey W. Benck, effective as of January 1, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on October 29, 2012).

10.39*	Amended Emulex Corporation Change in Control Retention Plan (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on October 29, 2012).

10.40*	Employment Letter, dated January 3, 2014, between Emulex Corporation and Kyle Wescoat (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 7, 2014).
10.41*
Severance Agreement, dated January 6, 2014, between Emulex Corporation and Kyle Wescoat (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 7, 2014).

10.42*	Form Performance Cash Settled Unit Award Agreement under the Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s 10-Q filed on May 10, 2013).
10.43*
Form Cash-Settled Restricted Stock Unit Award Agreement under the Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s 10-Q filed on May 10, 2013).

10.44*
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

10.45*
Form of Amended and Restated Appendix to Restricted Stock Unit Award Agreement for Non-U.S. Grantees under the Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on May 10, 2013).

10.46*
Employment Agreement, dated July 12, 2013, between Emulex Corporation and James M. McCluney (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 15, 2013).

10.47*
Severance Agreement, dated July 12, 2013, between Emulex Corporation and Jeffrey W. Benck (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 15, 2013).

10.48*	Letter, dated November 11, 2013, from Jeffrey W. Benck to James M. McCluney (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 12, 2013).
10.49
Settlement Agreement, by and between the Company and Elliott Associates, L.P., dated November 11, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 12, 2013).

12	Computation of Ratio of Earnings to Fixed Charges.
21	List of Company subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensation plan or arrangement.
**	Confidential treatment has been granted with respect to the redacted portions of the referenced exhibit.
***	Confidential treatment has been requested with respect to the redacted portions of the referenced exhibit.