Form 10-K/A
period 2014-06-29
EMULEX CORP /DE/
filed 2014-10-27
CIK 350917

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
NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒         No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐        No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒         No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒          No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE
The following documents, or parts thereof, are incorporated by reference into the following parts of this Form 10-K: None

Explanatory Note
This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended June 29, 2014 (the “2014 Form 10-K”) originally filed on August 28, 2014 (the “Original Filing”) by Emulex Corporation (“Emulex,” the “Company,” “we,” or “us”). We are filing this amendment to present the information required by Part III on Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended June 29, 2014.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.
EXECUTIVE OFFICERS
The executive and certain other officers of Emulex or its principal operating subsidiaries as of October 27, 2014 were as follows:

Name	Position	Age
Jeffrey W. Benck	President and Chief Executive Officer	49
Kyle B. Wescoat	Senior Vice President, Chief Financial Officer, and Treasurer	63
Margaret A. Evashenk (1)	Senior Vice President, Chief Development Executive	48
Jeffrey L. Hoogenboom (1)	Senior Vice President, Worldwide Sales	49
Perry M. Mulligan (1)	Senior Vice President, Operations	57

(1) These persons serve in the indicated capacities as SEC Section 16 officers of Emulex, but are not officers of Emulex or its subsidiaries, and are considered a "significant employee."
Mr. Benck currently serves as a Director, President and Chief Executive Officer of Emulex. Mr. Benck joined Emulex in May 2008 as Executive Vice President and Chief Operating Officer and was subsequently appointed to President and Chief Operating Officer in August 2010. Mr. Benck was named a Director of Emulex and President and Chief Executive Officer of the Company in July 2013. Prior to joining the Company, Mr. Benck was President and Chief Operating Officer of QLogic Corporation, a supplier of storage networking solutions. Prior to that, Mr. Benck worked for International Business Machines (IBM) Corporation, a global leader in information technology and services, for 18 years, in his last role serving as Vice President of xSeries BladeCenter and Retail Store Solutions development. While at IBM, Mr. Benck's focus included growth initiatives, product development, marketing and strategy, portfolio management and customer relationships. Mr. Benck is widely known for his role in establishing IBM's blade server product line leadership.
Mr. Wescoat joined the Company in January 2014 as Senior Vice President, Chief Financial Officer and Treasurer. Prior to joining the Company, Mr. Wescoat served as Senior Vice President and Chief Financial Officer of Skullcandy, Inc., a publicly traded headphone, gaming and accessories company. From February 2008 to May 2011, Mr. Wescoat served as the Vice President of Finance and Chief Financial Officer of Vizio, Inc., a producer of consumer electronics. Prior to that, Mr. Wescoat served as the Chief Administrative Officer of the Los Angeles Dodgers. Mr. Wescoat also previously served as the Vice President of Finance and Chief Financial Officer of Cherokee Inc., a multi-brand retail direct licensor, and Vans, Inc. a teen oriented, multi-channel lifestyle company.
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

BOARD OF DIRECTORS
The names of our directors, their ages as of October 27, 2014 and their positions with the Company as set forth below, followed by certain other information about them.

Name	Position	Age
Jeffrey W. Benck	President, Chief Executive Officer, and Director	49
Gregory S. Clark (1)	Director	49
Gary J. Daichendt (3)	Director	63
Bruce C. Edwards (1)	Chairman of the Board	60
Paul F. Folino	Director	69
Eugene J. Frantz (2)	Director	48
Beatriz V. Infante (1)(2)	Director	60
John A. Kelley (1)	Director	65
Rahul N. Merchant (3)	Director	58
Nersi Nazari(2)	Director	55
Dean A. Yoost (2)(3)	Director	64

(1)	Member of the Compensation Committee of the Board of Directors.

(2)	Member of the Nominating/Corporate Governance Committee of the Board of Directors.

(3)	Member of the Audit Committee of the Board of Directors.
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
Mr. Clark has served as a Director of Emulex since April 2013. Mr. Clark is currently the Chief Executive Officer and a Director of Blue Coat Systems, Inc., a developer of products and services that secure and optimize the delivery of business applications. Mr. Clark served as Chief Executive Officer of Mincom, a leading global provider of software and services to asset-intensive industries. Prior to Mincom, he served as Chief Technology Officer and subsequently became President and Chief Executive Officer of E2open, a leader in ERP-agnostic global supply chain integration. Earlier in his career, Mr. Clark was the IBM Distinguished Engineer responsible for IBM’s security technology and served as a vice president at IBM’s Tivoli Systems, Inc. Before joining IBM, he founded the security software firm, Dascom, Inc., which was sold to IBM Corporation in 1999. Mr. Clark previously held senior roles with AT&T, UNIX System Laboratories and Stallion Technologies. Mr. Clark is also a member of the Board of Directors of the Global HealthCare Exchange (GHX) and Intelligrated, Inc.
Mr. Clark's extensive expertise running technology companies and his current role as Chief Executive Officer of Bluecoat makes him a valuable member of the Board.
Mr. Daichendt has served as a Director of Emulex since February 2014. He served as President and Chief Operating Officer of Nortel Networks Corporation, a supplier of communication equipment, from March 2005 to June 2005. Prior to joining Nortel Networks, Mr. Daichendt served in a number of senior executive positions at Cisco Systems, Inc., a manufacturer of communications and information technology networking products, for 6 years, including most recently as Executive Vice President, Worldwide Operations. Mr. Daichendt currently serves as a Director of ShoreTel, Inc. and was previously Chairman of the Board. Mr. Daichendt also serves as a member of the Board of Directors of NCR Corporation and Juniper Networks.
Mr. Daichendt's experience as an officer of various networking industry companies as well as his experience as a public company director make him well-qualified to serve as a member of our Board.
Mr. Edwards has served as a Director of Emulex since May 2000 and is Chairman of the Board. He served as the Executive Chairman of the Board of Powerwave Technologies, Inc., a designer, manufacturer and supplier of advance coverage and capacity solutions for the wireless communications industry from February 2005 to November 2007, and served as Chief

Executive Officer and as a Director of Powerwave Technologies from February 1996 until February 2005. Mr. Edwards also served as the President of Powerwave Technologies from February 1996 to May 2004. Prior to Powerwave Technologies, Mr. Edwards was Senior Vice President, Finance and Chief Financial Officer and subsequently Executive Vice President, Chief Financial Officer and Director of AST Research, Inc., a personal computer company. Mr. Edwards also serves as a Director and Chairman of the Compensation Committee of Semtech Corporation, a supplier of analog and mixed-signal semiconductor products, and a Director, Chairman of the Compensation Committee, and member of the Audit Committee and Corporate Governance and Nominating Committee at Lantronix, Inc., a global provider of smart M2M connectivity solutions. Mr. Edwards also served as a Director, Chairman of the Audit Committee and member of the Nominating and Governance Committee of SouthWest Water Company, an owner and operator of water and wastewater utilities and related services until SouthWest Water Company was acquired in September 2010.
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
Mr. Folino currently serves as a Director of Emulex. Mr. Folino joined Emulex in May 1993 as President, Chief Executive Officer and Director. Mr. Folino served as Chairman of the Board from July 2002 through July 2013 and served in the office of Executive Chairman of Emulex from September 2006 through November 2011. Prior to joining Emulex, Mr. Folino was President and Chief Operating Officer of Thomas-Conrad Corporation, a manufacturer of local area networking products. Mr. Folino is also a Director and member of the Compensation Committee of Microsemi Corporation, a designer, manufacturer and marketer of high-performance analog and mixed-signal integrated circuits and high reliability discrete semiconductors and is Chairman of the Board and member of the Audit Committee, Corporate Governance and Nominating Committee, Compensation Committee and the Acquisition Committee of CoreLogic, Inc., a leading provider of consumer, financial and property information, analytics and services to business and government. In addition, Mr. Folino serves as a Director, Chairman of the Corporate Governance and Nominating Committee and as a member of the Audit Committee and Compensation Committee of Lantronix, Inc., a global provider of smart M2M connectivity solutions.
Mr. Folino served as Chief Executive Officer of Emulex for more than 14 years and served as Chairman for over ten years. Through these positions, Mr. Folino brings to the Board of Directors recognized executive leadership and vision, as well as knowledge of Emulex’s business, strategy and financial position. In addition, he brings with him a global network of customer and industry contacts.
Mr. Frantz has served as a Director of Emulex since April 2013.  Mr. Frantz is currently a partner at Google Capital and was previously a partner at TPG Capital.  Prior to TPG Capital, Mr. Frantz worked at Oracle Corporation leading its venture capital efforts and Morgan Stanley specializing in technology mergers and acquisitions. Mr. Frantz received an M.B.A. from the Stanford Graduate School of Business and a B.S. from the University of California, Berkeley. Mr. Frantz previously served on the boards of directors of Alltel, Avaya, Freescale Semiconductor, MEMC Electronic Materials, Network General, Paradyne Networks, Seagate Removable Storage Solutions and SMART Modular Technologies.
Mr. Frantz brings to the Board valuable experience in financial analysis, return on investment insights and private equity investments in technology companies as well as experience from having served a director of numerous technology companies.
Ms. Infante has served as a Director of Emulex since May 2012 and is Chairman of the Nominating/Corporate Governance Committee. Ms. Infante is currently the Chief Executive Officer of Business Excelleration LLC, a business consultancy specializing in corporate transformation and renewal. Since 2008, Ms. Infante has also served as an Investor and Advisor to Tandem Capital. Ms. Infante served as Chief Executive Officer and a Director of ENXSuite Corporation from May 2010 until ENXSuite Corporation was acquired in October 2011. Ms. Infante served as Chief Executive Officer and as a Director of VoiceObjects, Inc. from March 2006 until VoiceObjects, Inc. was acquired in December 2008. Ms. Infante served as Director and Interim Chief Executive Officer of Sychron, Inc. from December 2004 to June 2005 until its sale to an investor group. Ms. Infante was Chief Executive Officer and President of Aspect Communications Corporation, a market leader in communications solutions, from April 2000 until October 2003, and was additionally named Chairman in February 2001. Between October 1998 and April 2000, she held additional roles at Aspect Communications. Ms. Infante also serves as a Director and member of the Compensation Committee and member of the Corporate Development & Investment Committee of Sonus Networks, Inc., a provider of hardware-based and virtualized Session Border Controllers, Diameter Signaling Controllers, policy/routing servers and media and signaling gateways, and is a Director and member of the Audit Committee of Liquidity Services, Inc, the leading provider of online marketplaces for surplus assets and equipment. Ms. Infante is a National Association of Corporate Directors (NACD) Board Leadership Fellow. She has demonstrated her commitment to boardroom excellence by completing NACD’s comprehensive program of study for experienced corporate directors-a rigorous suite of courses spanning leading practices for boards and committees. Ms. Infante supplements her board leadership skills through ongoing engagement with the director community and access to leading practices.

Ms. Infante’s strong technical expertise coupled with her senior executive experience as a Chief Executive Officer of many different technology companies and her exemplary performance as a distinguished board member who currently sits on multiple technology company boards provide strategic and corporate compensation experience to the Board. Ms. Infante holds a B.S.E. degree in Electrical Engineering and Computer Science from Princeton University and holds a M.S. degree in Engineering Science from California Institute of Technology.
Mr. Kelley has served as a Director of Emulex since February 2014 and is Chairman of the Compensation Committee. He is currently the Chief Executive Officer of CereScan Corp., a provider of high-definition functional brain imaging, since July 2009, and as Chairman of the Board of Directors of CereScan, since March 2009. Mr. Kelley formerly served as the Chairman, President and Chief Executive Officer of McDATA Corporation, a provider of storage networking and data infrastructure solutions, until McDATA was acquired by Brocade Communications Systems, Inc., a data infrastructure company, in January 2007. Mr. Kelley started at McDATA as President and Chief Operating Officer in August 2001. Prior to joining McDATA, Mr. Kelley served as Executive Vice President of networks at Qwest Communications International, Inc. He also served as President of Wholesale Markets for U.S. West, Inc. Mr. Kelley has significant public board experience from his time at McDATA and has been a director of Polycom, Inc. since March 2000.
Mr. Kelley's experience as an officer of various storage networking and telecommunications companies as well as his experience as a public company director make him well-qualified to serve as a member of our Board.
Mr. Merchant has served as a Director of Emulex since February 2014. He was the citywide Chief Information and Innovation Officer for the City of New York, which he was appointed to in 2012. Previously he served as Executive Vice President, Chief Information Officer and member of the Executive Committee at Fannie Mae, where he led the technology and operations groups. Mr. Merchant also served as Senior Vice President and Chief Information Officer at Merrill Lynch & Co. He has extensive computer industry and public board experience as a current director of FICO, and as a former director of Sierra Atlantic, Level 3 Communications, Inc. and Sun Microsystems.
Mr. Merchant's technological expertise, inside knowledge of information technology operations, and unique customer insight as well as his experience as a public company director make him well-qualified to serve as a member of our Board.
Mr. Nazari has served as a Director of Emulex since June 2011. Mr. Nazari has been Executive Chairman of Vital Connect, Inc., formerly known as Vigilo Networks, Inc., a medical device company, since 2011, and Chairman and Chief Executive Officer since 2012. Mr. Nazari has served as President of Pacific General Ventures, a venture capital company that invests in semiconductor and software companies, since 2003. Mr. Nazari previously served as Chief Executive Officer and President of Teranetics, Inc., a leader in 10GBASE-T Ethernet Phy chips, and as Vice President for Signal Processing Technology of Marvell Technology Group Ltd. (“Marvell”). Prior to Marvell, Mr. Nazari served as Chief Technologist at GEC Plessey Semiconductor.
Mr. Nazari’s technical engineering expertise and history of developing new market segments provide valuable insight to the Board as Emulex continues to identify and expand into new growth markets. Mr. Nazari holds a PhD in Electrical Engineering from the University of Colorado, Boulder and is the holder of eight patents.
Mr. Yoost has served as a Director of Emulex since August 2005 and is Chairman of the Audit Committee. Mr. Yoost retired as a Partner after 33 years with PricewaterhouseCoopers, wherein he held numerous client service and Firm leadership positions. During this period, he lived and worked in Tokyo and Beijing for 16 years. He was elected as a Director to the 18-partner Global Oversight Board of PWC International Limited, the coordinating entity for the global network of firms. At his retirement, Mr. Yoost was the Firm’s Managing Partner in Orange County and the Regional Leader of its Advisory Services practice. He has been involved in virtually all areas of international trade and investment, and has served clients in a number of industries, including technology, financial services, consumer products, distributions services, health services and manufacturing. Mr. Yoost is a member of the Board of Directors of Pacific Life Insurance Company, a Fortune 500 company and California’s largest life and annuities provider, and MUFG Union Bank, among the largest twelve banks in the U.S. He is also one of three members of the advisory board of the American Honda Finance Corporation.
Mr. Yoost’s financial expertise, exemplified by his qualifications as a Certified Public Accountant, his background and experience as a Partner of a multi-national accounting firm make him a valuable asset to the Board and to serve as a qualified financial expert and member of the Audit Committee.

2013 Letter Agreement with the Elliott Group
On March 27, 2013, Emulex entered into a letter agreement (the “Letter Agreement”) with Elliott Associates, L.P. and certain affiliated entities (collectively, the “Elliot Group”), pursuant to which Emulex agreed to (i) increase the size of the Board to eleven members and (ii) nominate two new independent directors, Gregory S. Clark and Eugene J. Frantz, to serve on the Board and be included in the Board’s slate of nominees for our February 2014 annual meeting of stockholders. Under the Letter Agreement, the Elliott Group agreed to comply with certain standstill restrictions with respect to their ownership of Emulex common stock and certain other matters.

The Letter Agreement was further amended on August 9, 2013 and again on September 19, 2013 to acknowledge that Emulex had made certain changes to its procedures for submission of director nominations and stockholder business for the February 2014 Annual Meeting described in the Current Report on Form 8-K filed with the Securities Exchange Commission on September 20, 2013.
On November 11, 2013, Emulex and the Elliott Group entered into an agreement that reinstated the Elliott Group standstill agreement that had expired on October 20, 2013 until the earlier of November 11, 2014 and 10 days prior to the deadline for director nominations for the annual meeting of stockholders for fiscal 2015, subject to certain exceptions. In addition, Emulex and the Elliott Group agreed that Emulex would (i) reduce the number of directors to eleven (subject to increase in certain circumstances), and (ii) include in the proxy statement for the February 2014 annual meeting of stockholders and cause proxies to be voted pro-rata for three new members of the Board to be chosen from a list of candidates approved by Elliott. Mr. Daichendt, Mr. Kelley and Mr. Merchant were subsequently identified and selected by the Board of Directors following a recommendation by the Nominating/Corporate Governance Committee.
FAMILY RELATIONSHIPS
None of the directors or executive officers of Emulex or officers of its principal operating subsidiaries has any family relationship with any other director or executive officer of Emulex, or other officer of its principal operating subsidiaries.
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

Based on a review of the copies of such forms furnished to Emulex and written representations from Emulex’s executive officers and Directors, Emulex believes that during the 2014 fiscal year, none of the officers, Directors and greater than 10% stockholders were delinquent in their applicable Section 16(a) filing requirements.
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
AUDIT COMMITTEE
Each member of the Audit Committee is an “independent director” (as defined in the Corporate Governance Standards of the New York Stock Exchange). The audit committee consists of Messrs. Yoost (Chair), Daichendt and Merchant. Each member also meets the Securities and Exchange Commission’s additional independence requirements for members of audit committees. The Board has further determined that each member of the Audit Committee is financially literate under the requirements of the New York Stock Exchange and that Mr. Yoost is an “audit committee financial expert” as defined by the rules of the Securities and Exchange Commission. The designation of members of our Audit Committee as “audit committee financial experts” does not impose on those members any duties, obligations, or liabilities that are greater than are generally imposed on them as members of the Audit Committee and Board of Directors, and does not affect the duties, obligations, or liabilities of any other member of the Audit Committee or Board of Directors.

Item 11.	Executive Compensation.

EXECUTIVE OFFICER COMPENSATION AND OTHER INFORMATION
Compensation Discussion and Analysis
The purpose of this Compensation Discussion and Analysis is to provide key information and details on how we pay our executive officers. In this discussion, we will focus on the executive compensation programs for our Chief Executive Officer and the other Named Executive Officers included in the Summary Compensation Table beginning on page 26 of this document. As a group, these executive officers are referred to as our “Named Executive Officers” (NEOs). Our Named Executive Officers for fiscal year 2014 were:
Jeffrey W. Benck - President and Chief Executive Officer (CEO);

Kyle B. Wescoat - Senior Vice President and Chief Financial Officer (CFO);
Perry M. Mulligan - Senior Vice President, Operations;
Jeffery L. Hoogenboom - Senior Vice President, Worldwide Sales;
Margaret A. Evashenk - Senior Vice President, Chief Development Executive;
James M. McCluney - Former Chief Executive Officer and Executive Chairman; and
Michael J. Rockenbach - Former Executive Vice President and Chief Financial Officer
Executive Summary
Objectives and Best Practices
The general objectives of our executive compensation program are to:
--    align company and stockholder interests;
--    create a direct relationship between company performance and executive compensation; and
--    enable us to recruit, retain and motivate exceptional talent.
Our executive compensation consists of cash base salary, short term cash incentives, time-based stock options and restricted stock units, and performance-based shares, with the majority of total direct compensation intended to be based on stock performance so as to best align executive compensation with shareholder interests. Our compensation practices are designed to support each of these objectives and include what we believe to be following "best-practice” features:

•	A majority of the total direct compensation for our Named Executive Officers is long-term equity compensation tied to the Company’s stock price performance.

•
Our stock ownership guidelines require that our Named Executive Officers hold shares having a value of at least one times base salary. Starting in fiscal 2015, the requirement for our Chief Executive Officer increased from one times to three times base salary.

•	Our short-term cash incentive plan is based on the achievement of specific revenue and operating income goals based on our annual operating plan as approved by the Board of Directors.

•
Our performance-based equity awards are tied to specific revenue, operating income and total stockholder return (TSR) metrics, over a two-year period, based solely upon our relative performance compared to our peer companies.

•	In our compensation decisions, we target the 50th percentile of compensation paid to similarly situated executive officers of the companies in our compensation peer group where we compete for talent.

•	We provide meaningful opportunities for increased compensation tied to company, team and individual achievement of objectives which are tied to shareholder interests.
Highlights of Fiscal 2014 Compensation
Our fiscal year 2014 compensation policies and payouts are consistent with the objectives set forth above including our overriding commitment to align executive compensation with our stockholder’s interests. Over the past several years, including in 2014, we have sought input from a number of external sources, including our stockholders, as we have designed our executive compensation plans. Based on this input, we modified our executive compensation plans for fiscal 2014, to further enhance their effectiveness, which we cover in more detail below.
Some key highlights of our fiscal year 2014 compensation decisions and policies include the following:

•
No Merit-Based Changes to Base Salary - We did not give merit-based adjustments to base salary in fiscal 2014. However, after considering a number of factors, including the fact that we did not provide base salary increases to our executive officers in 2012 and 2013, in 2014 we did provide a modest (2%) increase to the base salaries of our executive officers to address market competitive factors. In addition, the promotion of Mr. Benck to Chief Executive Officer at the beginning of fiscal 2014 resulted in a corresponding increase in his 2014 base salary to reflect his new position. Mr. Benck's 2014 base salary as Chief Executive Officer was $510,000, which is 13% lower than that of his predecessor and 12% below the 50th percentile relative to our peer group for 2014.

•
Multiple Cash Incentive Targets Periods - In establishing the quarterly company performance targets for the cash incentive plan in fiscal 2014, the Committee considered a number of factors including setting challenging but achievable objectives to foster growth in the Company’s revenue and operating income performance, as well as the impact of possible events in the first half of the fiscal year which had the potential to impact performance in the second half of the year. After taking these factors into consideration, and in order to allow for performance targets that more effectively incentivize and track Company performance, the Compensation Committee established separate performance targets for the first and second half of fiscal 2014.

•
Aligning Pay for Performance - Our pay for performance programs continued to include both short and long-term incentives. In fiscal 2014, we continued our emphasis on performance-based compensation. On average, approximately 67% of total direct compensation paid to our Named Executive Officers in fiscal 2014 consisted of either equity awards for which the ultimate economic value to the officers depends on performance against a peer group and/or the future performance of our stock, or cash compensation tied to performance against specific revenue and operating income targets.

•
Performance-Based Cash Compensation. Our executive officers experienced, on average, a 24% decrease in performance-based cash compensation under our executive incentive compensation plan as compared to 2013.

•
Performance-Based Equity Compensation. In light of our focus on longer term incentives, the fiscal 2013 awards for the performance-based shares were based on performance over the fiscal 2013-fiscal 2014 period. Similarly, the fiscal 2014 awards to our Chief Executive Officer were based on performance over the fiscal 2014-fiscal 2015 period. These grants provide executives an opportunity to receive up to 30% of the target grant in the first year if Emulex achieves median performance against the performance of our peer companies. As illustrated in the tables on pages 22-23 summarizing performance metrics against the percentage of total awards earned in 2014, our Chief Executive Officer earned only 71% of the target performance-based shares which were based solely on fiscal 2014 results and only 48% of the target performance-based equity shares which were based on fiscal 2013-fiscal 2014 results.

The following graph illustrates the performance-based compensation elements in 2014 for each Named Executive Officer as percentage of total direct compensation.

Named Executive Officers Pay Mix for 2014

•
Aligning Compensation with Stock Price. The compensation of our Chief Executive Officer is aligned with our stock performance as demonstrated by the fact that our Chief Executive Officer's total direct compensation in fiscal 2014 was 19% below the median of our peers.

Changes for Fiscal 2015
In designing our compensation plans for fiscal 2015, we sought feedback from our major stockholders regarding their perspective on the key factors impacting the alignment of executive compensation programs with shareholder interests. The table below outlines the input we received and the actions we took for our fiscal 2015 executive compensation programs.
Investor Feedback and Associated Actions for Fiscal 2015

Topic	What We Heard From Investors	Changes to Fiscal 2015 Compensation
Aligning executive pay and company performance	Executive compensation plans should be structured to align closely with the company performance and share price metrics most valued by investors
• Increased CEO performance-based compensation
• Expanded performance-based equity to all NEOs
• Added stretch objective to Executive Incentive Compensation Plan (EICP) which provides target awards only for company performance above operating plan targets and an 85% award for performance at the operating plan targets
• All components of CEO pay targeted to peer group median

Optimizing performance timeframes	Performance criteria need a longer term perspective	• Added annual component to EICP and reduced quarterly payouts by 5% • Eliminated 1st year opportunity from performance-based equity
Share ownership	Executives should be required to maintain a substantial ownership interest	• Increased CEO equity ownership guideline from 1x to 3x base salary
Increased focus on ROI	Greater emphasis needed on profit generation	• Changed EICP weighting from 45% revenue and 55% operating income to 40% revenue and 60% operating income
Structure of Executive Leadership Team	Reduce the cost and hierarchy of the executive team structure
• Eliminated the Executive Chairman position
• Added three new independent Directors to the board
• Three long tenured Directors did not stand for re-election
• The Former CEO did not stand for re-election as of February 2014
• Reduced the number of inside Directors on the Board by one

The specific changes we made in fiscal 2015 for our base salary, EICP and equity plans were as follows:

•
No Merit-Based Changes to Base Salary - For 2015, we did not provide any merit-based changes to the base salaries of our executive officers. We did provide a market adjustment for the CEO, based on the median of our peers.

•	Revisions to EICP - For 2015, in order to better align shorter term cash compensation with annual performance, Emulex amended its EICP to provide for the following:
--     In order to emphasize a longer-term performance period, we incorporated an annual component that represents 20% of the target payout and reduced the weighting of the quarterly payouts to 20% for each period.
--     For fiscal 2015, achievement of the Company's annual operating plan (100% performance) will result in achievement of 85% target award payout. The target award payout by performance goal is summarized in the table below:
EICP Performance-Award Matrix

Performance Goal	Threshold (Minimum)	Annual Operating Plan	Stretch	Maximum
Achievement %	70.00%	100.00%	102.70%	133.33%
Award - % Earned	50.00%	85.00%	100.00%	150.00%
--     In order to increase focus on profit generation while still incenting revenue growth and recognizing the Company’s appeal to value-oriented investors, performance metrics were modified to increase the weighting of public non-GAAP operating income to 60% (from 55%) while the weighting of revenue decreased to 40% from 45%.

•
Changes to our Performance-Based Equity Plan - For fiscal 2015 we made a number of changes to our performance-based equity plan to create stronger ties between pay levels and Company and stock performance. The table below summarizes the changes for fiscal 2015.

Performance-Based Equity Plan Changes for Fiscal 2015

Plan Design Element	Fiscal 2014	Fiscal 2015	Rationale
Percentage of equity based awards designated as performance-based shares for CEO	40% of total grant	50% of total grant	Increased proportion of performance-based equity
Percentage of equity based awards designated as performance-based shares for CFO and Other NEOs	0% of total grant	CFO - 30% of total grant Other NEOs - 10% of total grant	Increased participation in performance-based equity
Performance time-frame	2 years with 1st year opportunity	2 years only	Lengthened performance period
Metrics and weighting for CEO	Revenue - 40% Adjusted operating income growth - 40% TSR - 20%	Revenue - 34% Adjusted operating income growth - 33% TSR - 33%	Quarterly emphasis on TSR
Metrics and weighting for CFO and Other NEOs	N/A	Revenue - 40% Adjusted operating income growth - 40% TSR - 20%	Provide long-term incentives for NEOs based on critical company performance metrics

•
Changes in structure of equity awards to emphasize company and stock price performance - For fiscal 2015, we increased the performance-based portion of the equity awards. The breakout of time-based, stock options and performance-based shares for our NEOs is as follows:

	Time Based		Stock	Performance-Based
	RSUs	CSUs	Options	PSUs	PCUs
Chief Executive Officer	15%	15%	20%	25%	25%
Chief Financial Officer	25%	25%	20%	15%	15%
Other NEOs	35%	35%	20%	10%	—%
RSUs - Restricted stock units; CSUs - cash-settled units; PSUs - performance-based shares; PCUs - performance-based cash units

The Committee believes that the use of stock options helps strengthen the executive team’s strong alignment with stockholder interest since any value of the options is dependent on the performance of the stock above the grant date stock price.
--    Three Year Vesting Period. As was the case for performance-based equity awards in 2014, in order to reflect our focus on a longer term incentive, if performance criteria are satisfied, the awarded shares are also subject to a three year vesting period with 60% of the awarded shares vesting at the end of the two-year performance period and the remaining 40% vesting at the end of the third anniversary of the grant.
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
For fiscal 2014, we targeted total compensation for Named Executive Officers, including salary and short- and long term- incentive targets, at the 50th percentile of compensation paid to similarly situated executive officers of the companies in our compensation peer group. Actual pay levels are determined based primarily on corporate performance. However, individual achievement factors such as leadership of assigned functional areas, exceptional business performance, mastery of key leadership competencies and demonstration of our core values are also considerations in compensation decisions. Our Compensation Committee reviews both the performance and compensation of key employees throughout the year in order to ensure adherence to our compensation philosophy.
Consideration of Say-on-Pay Advisory Vote and Stockholder Outreach Efforts
As we have done over the past several years, during fiscal 2014, we initiated conversations with several of our stockholders, regarding, among other things, our compensation policies. Although we have traditionally had a high level of support from our stockholders with respect to Say on Pay proxy voting, the lower stockholder approval rate experienced at our February 2014 annual meeting was considered in making additional changes in our executive compensation plans for fiscal 2015. These changes were designed to further enhance the effectiveness of such plans and to continue to align compensation with the interests of our stockholders. Also, see "Changes for Fiscal 2015 - Investor Feedback and Associated Actions for Fiscal 2015" on page 12.
Compensation Practices and Risk
The Compensation Committee, with assistance from our Compensation Consultants, carefully reviewed our executive compensation policies and practices and determined that they do not encourage our executives to, or reward our executives for, taking inappropriate or excessive risks or create risks that are reasonably likely to have a material adverse effect on the Company. We believe the following principles and practices of our executive compensation programs support our overall compensation philosophy and work to reduce the possibility of our executive officers, either individually or as a group, making excessively risky business decisions that could maximize short-term results at the expense of long-term value:

•	the award of performance-based shares to our Chief Executive Officer is tied directly to operational business results and total stockholder return for more than one year;

•	the ultimate benefit provided by our long term incentive plan is based purely on the performance of our stock;

•	our executives are required to maintain an investment in our stock, which helps align their economic interests with those of our stockholders;

•	our cash incentive program is capped, which limits any disproportionate increases in payouts in order to minimize excessive risk taking by our executive officers;

•	our performance metrics are defined and weighted so that achieving one metric at the cost of another does not result in a higher payout;

•
 changes to our executive compensation programs are made after a collaborative process involving our finance, tax, legal and human resources employees and our compensation consultant, in order to ensure diversity of thought and overall consensus;

•	we maintain the competitiveness of our compensation by comparing our compensation plans with those of peer companies and annually monitoring and evaluating our plans against trends and survey data;

•	we have embraced an egalitarian philosophy related to perquisites and have worked over the past several years to eliminate benefits based on rank; and

•	we believe that our core values provide the foundation for our continued success and serve as a basis for selection, development and rewards for our executive officers.

Compensation Terms
Our comprehensive executive compensation program includes the following elements of compensation:
Elements of Compensation

Compensation Element	Objective	Key Features
Base Salary: the annual fixed (non-variable) pay rate	To provide a minimum, fixed level of cash compensation for executive officers
Generally, base pay has been aligned to the 50th percentile of our peer group. Adjustments are considered annually based on individual performance, level of pay relative to the market and internal pay equity.

Cash Incentive Payments: annual and quarterly short-term cash incentive payments	To encourage and reward executive officers’ contributions toward individual goals and corporate-level financial and operational results
Quarterly and annual incentive cash payments under the EICP are based on a formula that includes revenue and operating income performance relative to operational goals, as well as an individual performance adjustment.

Total cash compensation: base salary plus cash incentive payments	To reflect fixed and short-term variable pay targeted to encourage performance and reflect market-based pay
Total cash compensation (base salary plus cash incentive) is evaluated against the 50th percentile of our compensation peer group’s total cash compensation for the executive team overall; the actual percentile will vary by individual and will be based on reviews of the individuals’ quarterly performance against specific objectives.

Time-Based Awards: long term incentives based on time-based vesting, includes restricted stock units (“RSUs”), cash-settled units (“CSUs”) and stock options	To retain executive officers and align their interests with those of our stockholders
Targeted at a level that will provide total direct compensation (base salary, cash incentive payments and equity awards) approximating the 50th percentile of our compensation peer group’s total direct compensation.

Performance-Based Awards: performance-based shares (“PSUs”) and performance-based cash units (“PCUs”) which are awarded contingent on meeting the specified performance objectives and, if achieved, include time-based vesting with respect to the share award.
To retain executive officers and align their interests with those of our stockholders
Targeted at a level that will provide total direct compensation (base salary, cash incentive payments and equity awards) approximating the 50th percentile of our compensation peer group’s total direct compensation.

Total Direct Compensation: total cash compensation and time- and performance-based awards
Determining Competitive Compensation Practices
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
Peer Companies
To benchmark total cash and total direct compensation levels, we use a core peer group of companies that we consider to be our primary competitors in the marketplace as well as for executive talent. For fiscal 2014, our peer group included the 21 technology companies listed below, comprised of semiconductor, storage systems, and storage components and networking companies that are of comparable size and revenue range. The Compensation Committee also examines other peer companies to stay cognizant of industry trends and practices. These companies are selected by the Compensation Committee with input from Emulex’s management and with the assistance of the Compensation Consultant to represent peer companies:

•	in the technology hardware and equipment sector, the semiconductor equipment sector or computer storage and peripherals sector; and

•	having revenues and market capitalization generally between one-third to four times that of Emulex.
Fiscal 2014 Executive Compensation Peer Group

Adtran, Inc.	Ixia
Aruba Networks, Inc.	Mellanox Technologies, Ltd.
Aviat Networks, Inc.	Micrel Incorporated
Brocade Communications Systems, Inc.	Microsemi Corporation
Digi International Inc.	Newport Corporation
Dot Hill Systems Corporation	PMC-Sierra, Inc.
Extreme Networks Inc.	QLogic Corporation
Finisar Corporation	Quantum Corporation
Harmonic Inc.	Semtech Corporation
Infinera Corporation	Silicon Image, Inc.
Integrated Device Technology, Inc.
The Compensation Committee believes that the above peer group represents the optimal cross-section of companies with which we compete for talent or which are similar to us in size, business focus and proximity to Emulex’s principal corporate office. The size of the peer group was reduced for fiscal 2014 from 23 companies to the 21 companies listed above. This decrease was made after consultation with the Compensation Consultant in order to facilitate more accurate comparative data. Brocade Communications Systems, Inc. (“Brocade”) is notably larger than us; however, they are direct competitors with respect to executive talent. QLogic Corporation is likely our closest competitor for executive talent because of its similar product portfolios and its close proximity to our corporate headquarters in Southern California.
For fiscal 2014, in order to obtain more precise and accurate comparative information, the Compensation Committee, with input from Emulex’s management and with the assistance of the Compensation Consultant, utilized a designated subset of companies from the above-referenced peer group representing our most direct competitors for purposes of establishing performance-based equity awards. Such designated subset consisted of the following companies:
Fiscal 2014 Performance Equity Peer Group

Brocade Communications Systems, Inc.	Mellanox Technologies, Ltd.
Dot Hill Systems Corporation	Newport Corporation
Extreme Networks Inc.	PMC-Sierra, Inc.
Integrated Device Technology, Inc.	QLogic Corporation
Ixia	Quantum Corporation
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
Individual Performance Reviews
Each quarter, the Compensation Committee reviews the details of how each executive officer including, our Chief Executive Officer, performs against identified corporate and functional objectives. These evaluations are considered and used as input as our Chief Executive Officer makes a recommendation to the Compensation Committee on the annual compensation including base salary and equity awards for each executive officer. The Chief Executive Officer also considers compensation data gathered from compensation surveys. The Chief Executive Officer bases his evaluation on his knowledge of each executive officer’s performance during the year, considering accomplishments, areas of strength and areas for development. Our Senior Vice President, Human Resources assists the Chief Executive Officer in developing performance feedback and in reviewing the market compensation data to determine the compensation recommendations. Our executive officers do not propose or recommend changes to their own compensation.
The Chief Executive Officer’s annual performance review is conducted by the Compensation Committee acting on behalf of the whole Board of Directors. The evaluation is considered by the committee in determining the Chief Executive Officer’s recommended annual compensation.
Compensation Committee; Compensation Committee Interlocks and Insider Participation
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
The members of the Compensation Committee are selected by our Board of Directors with consideration of their expertise in executive compensation and knowledge of technology industry compensation practices. As of the filing date of the Amendment, the Compensation Committee consists of four non-employee, independent members of the Board of Directors: John A. Kelley (Chairman), Gregory S. Clark, Bruce C. Edwards and Beatriz V. Infante. No person who served as a member of the Compensation Committee during fiscal 2014, nor any current member, has any interlocking relationships as defined by the

Securities and Exchange Commission. Each Compensation Committee member qualifies as an “outside” director under Section 162(m) of the Internal Revenue Code and as a “non-employee” director under Rule 16b-3 under the Securities Exchange Act of 1934. The Compensation Committee has available to it such external compensation advice and data as the Compensation Committee deems appropriate (and as described below under “Compensation Consultant”).
During fiscal 2014, the Compensation Committee held four formal sessions to review our compensation programs and policies.
Compensation Consultant
The Compensation Committee engaged Towers Watson & Company (“Towers Watson” or the "Compensation Consultant"), an independent professional services company, to assist the Compensation Committee from time to time on matters relating to executive compensation. Towers Watson began providing compensation-consulting services to the Compensation Committee in fiscal 2010. In the most recent fiscal year, Towers Watson assisted us in determining groups of peer or comparable companies and assisted the Compensation Committee with executive officer and non-employee director compensation levels, mix of compensation components and competitive stock granting practices. In addition, the Compensation Committee engaged Pearl Meyer & Partners ("Pearl Meyer" and, collectively, with Towers Watson, the "Compensation Consultants"), an independent professional services company, to provide additional input with respect to long term incentive compensation levels for fiscal 2015. The Compensation Consultants, did not make specific compensation recommendations with respect to executive officers or directors. The Compensation Committee has the right to retain and terminate compensation consultant(s), to assign consulting engagements, and to review study findings independent of management. Neither Towers Watson nor Pearl Meyer currently provides any other services to us.
All of the fees paid to the Compensation Consultants during fiscal 2014 were in connection with the firm’s work on executive compensation or non-employee director compensation matters on behalf of the Compensation Committee. Each of the Compensation Consultants was retained pursuant to an engagement letter, and the Compensation Committee has determined that each of the Compensation Consultants' services in this regard do not give rise to any conflict of interest, and considers the firm to have sufficient independence from Emulex and our executive officers to allow it to offer objective advice.
Fiscal 2014 Compensation
In the first quarter of 2014, the Board of Directors approved, upon the recommendation of the Compensation Committee, the compensation parameters of our Named Executive Officers for fiscal 2014, including their base salaries, cash incentive targets and operational goals and annual equity awards. In addition, at the beginning of each subsequent fiscal quarter during fiscal 2014, the Compensation Committee reviewed and approved the short-term incentive plan calculation for awards and evaluated individual performance adjustments under the EICP.
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
In fiscal 2014, base salary comprised approximately 33%, on average, of total direct compensation for our Named Executive Officers. For fiscal 2014, the Compensation Committee elected not to provide our Named Executive Officers with any material increases in their base salaries over fiscal 2013. In making its decision to generally maintain base salary levels, the Compensation Committee determined that maintaining base salaries at current levels was consistent with its analysis of current market trends and would assist us in aligning total cash compensation at approximately the 50th percentile relative to our peer companies. The following table shows the changes in base salaries to our Named Executive Officers in fiscal 2014 relative to fiscal 2013:

Fiscal 2013 vs. Fiscal 2014 Base Salary

Executive	Base Salary of FY’14	Base Salary of FY’13	Percentage Increase
Jeffrey W. Benck	$510,000	$439,651	16% (1)
Kyle B. Wescoat	$350,000	$—	NM
Perry M. Mulligan	$320,000	$—	NM
Jeffery L. Hoogenboom	$340,717	$334,037	2%
Margaret A. Evashenk	$349,191	$342,334	2%
James M. McCluney (2)	$402,365	$587,724	NM
Michael J. Rockenbach (3)	$217,310	$384,358	NM
Average increase for Named Executive Officers:			7%
(1) Promotion increase - Chief Operating Officer to Chief Executive Officer on July 12, 2013. See "Compensation of the Chief Executive Officer" on page 23.
(2) Mr. McCluney's service as an executive officer of Emulex terminated effective February 6, 2014.
(3) Mr. Rockenbach's service as an executive officer of Emulex terminated effective January 3, 2014.
Cash Incentive Payments
We pay our Named Executive Officers cash incentive awards on a quarterly basis pursuant to our EICP. The plan provides an opportunity for our executive officers to receive cash compensation upon the achievement of specific quantified financial objectives. The plan also has a performance contribution factor that allows for a modification to the calculated award based on individual performance. For fiscal 2014, we used net revenue and public non-GAAP operating income as the objective performance measures for purposes of determining cash incentive payments under the EICP. Non-GAAP financial measures exclude certain expenses and reflect an additional way of viewing aspects of our operations that, when viewed with the GAAP results and the reconciliations to corresponding GAAP financial measures, provide a more complete understanding of our results of operations and the factors and trends affecting our business. The reconciliation of GAAP operating income (loss) to Public Non-GAAP operating (in thousands) used for calculating cash incentive payments and performance-based equity awards for fiscal 2014 can be found in Appendix A at the end of Item 11. to this Amendment. The Compensation Committee used net revenue as an objective performance measure because it believes that this performance measure gives executives a definitive target that is within their ability to control. The Compensation Committee also used public non-GAAP operating income rather than GAAP operating income because it does not want to provide officers with a disincentive to make certain desirable strategic decisions that may adversely affect Emulex’s net income under GAAP in the short-term. Award formulas under the EICP are established at the beginning of each fiscal year and may be modified, extended, or canceled annually at the discretion of the Compensation Committee. The Compensation Committee generally seeks to establish corporate performance goals that are achievable, but that are set at a level such that the achievement of the goals will take significant effort by the executive officers and is not assured.
EICP targets are established for each position based on market-competitive data.
EICP Targets for Fiscal 2014

Name	Title	Cash Incentive Target (% of Base Salary)
Jeffrey W. Benck	Chief Executive Officer	100%
Kyle B. Wescoat	Chief Financial Officer	60%
Perry M. Mulligan	Senior Vice President, Operations	50%
Jeffery L. Hoogenboom	Senior Vice President, Worldwide Sales	70%
Margaret A. Evashenk	Senior Vice President, Chief Development Officer	55%

Awards are based solely on company performance on revenue and public non-GAAP operating income with a small individual performance factor component to adjust up or down by 10%.
EICP Metrics for Fiscal 2014 and Fiscal 2015

Metric	Weighting
	Fiscal 2014	Fiscal 2015
Revenue	45%	40%
Public Non-GAAP Operating Income	55%	60%
For fiscal 2014, the awards were based on quarterly performance. The plan was modified in fiscal 2015, adding an annual component.
EICP Percentage Payout by Period for Fiscal 2014 and Fiscal 2015

Performance Period	Q1	Q2	Q3	Q4	Annual
Fiscal 2014	25%	25%	25%	25%	—%
Fiscal 2015	20%	20%	20%	20%	20%

The quarterly incentive payments are adjusted by application of a formula in which incentive payments are increased to reward for over-achievement of targets (up to a maximum of 150% of target) and decreased to minimize or eliminate incentive payments for performance below targeted levels. Net revenue and public non-GAAP operating income incentive payments are calculated separately. For 2014, no net revenue incentive payment or public non-GAAP operating income incentive payment was paid for a given quarter unless at least 80% of the corresponding net revenue or public non-GAAP operating income goal, as the case may be, is achieved. In addition, no incentive payment of any kind was made if public non-GAAP operating income was less than 50% of the applicable public non-GAAP operating income goal. Finally, prorated payments are made for employment for less than an entire quarter so long as the participant has been employed for a minimum of 30 calendar days during the quarter. Overall performance targets for 2014 were approximately $489 million (Revenue) and approximately $69 million (Public Non-GAAP Operating Income).
The following table contains the targeted and actual levels of net revenue and public non-GAAP operating income for each quarter used for purposes of determining the incentive payments paid to our executive officers during fiscal 2014, as well as the percentage of targeted net revenue and public non-GAAP operating income actually achieved each quarter (in thousands, except for percent):

Fiscal Quarter	Targeted Net Revenue	Actual Net Revenue	% of Target Achieved	Targeted Public Non-GAAP Operating Income	Actual Public Non-GAAP Operating Income	% of Target Achieved
Q1 FY'14	$113,996	$114,832	101%	$11,636	$14,935	128%
Q2 FY'14	$129,901	$122,996	95%	$20,472	$20,662	101%
Q3 FY'14	$119,772	$109,730	92%	$16,960	$14,422	85%
Q4 FY'14	$125,435	$99,775	79%	$20,173	$6,816	34%
As is reflected in the table below, the actual quarterly incentive payments paid to each Named Executive Officer were less than their respective aggregate quarterly target cash incentive payment opportunities, unless otherwise noted.

Executive	2014 Target Incentive	2014 Actual Incentive Paid
Jeffrey W. Benck	$505,793	$314,183
Kyle B. Wescoat (1)	$96,932	$19,068
Perry M. Mulligan	$120,000	$91,575
Jeffery L. Hoogenboom	$238,500	$154,956
Margaret A. Evashenk	$192,056	$124,782
James M. McCluney (2)	$293,056	$303,841
Michael J. Rockenbach (3)	$115,306	$121,547

(1) Mr. Wescoat was appointed to Senior Vice President and Chief Financial Officer on January 6, 2014, and therefore, was eligible for the quarterly incentive payments for the third and fourth quarter only.
(2) Mr. McCluney's service as an executive officer of Emulex terminated effective February 6, 2014, and therefore, was eligible for the quarterly incentive payments for the first and second quarter, and a proration of the third quarter.
(3) Mr. Rockenbach's service as an executive officer of Emulex terminated effective January 3, 2014, and therefore, was eligible for the quarterly incentive payments for the first and second quarter only.
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
Our equity awards are granted in connection with the annual performance review and compensation adjustment cycle. The Compensation Committee considers a number of qualitative and quantitative factors in determining the size of the periodic grants of equity awards. The qualitative factors considered by the Compensation Committee in awarding equity grants to our executive officers include the executive’s performance during the current fiscal year, his or her expected contributions during the succeeding fiscal year and our desire to encourage retention. The quantitative factors include our performance against established objectives in the previous year (fiscal 2013) and our philosophy to utilize a total compensation package that will place its executive officers at approximately the 50th percentile compared to its peer companies.
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
Stock Options
In fiscal 2014, stock options represented approximately 20% of the value of the executives’ equity awards. Since stock options provide value to an option holder only if the value of our common stock increases over the exercise price of the stock option, stock options encourage employees to work to increase the value of our stock. Stock options are granted at fair market value with an exercise price equal to the closing price of our common stock on the New York Stock Exchange on the date of grant. Vesting of options is determined by the Compensation Committee, but options granted to our Named Executive Officers generally vest over three years of continuous service and have a six year contractual term.
Restricted Stock Units
Restricted stock units are awards that are paid in shares of common stock upon vesting and have immediate value to the recipients because they generally are paid in shares as soon as the award vests, with little out-of pocket cost to the recipient. Restricted stock units differ from stock options in that the holder of a restricted stock unit realizes value immediately upon the vesting of the award, even if the price of the underlying common stock has decreased since the date of grant. As a result, restricted stock units encourage their recipients to remain with Emulex until their awards vest and to work towards creating stockholder value, thereby increasing the value of the award.
The vesting schedule of the restricted stock units is determined by the Compensation Committee, but restricted stock units typically vests on a cumulative basis over a three year vesting period as follows:

•	30% of the total number of shares vest on the first anniversary of the date of grant;

•	30% of the total number of shares vest on the second anniversary of the date of grant; and

•	40% of the total number of shares vest on the third anniversary of the date of grant
The restricted stock units provided to the Named Executive Officers at the beginning of fiscal 2014 will vest based on the fulfillment of the above service-based requirement. The Compensation Committee and the entire Board review the vesting terms associated with the restricted stock units to the executive officers on an ongoing basis.
Cash-Settled Units
Cash-settled units are unvested stock awards that will be settled in cash upon vesting. Cash-settled units are granted at fair market value and will continue to be remeasured at each reporting date until the awards vest.
The vesting schedule of the cash-settled units vest as follows:

•	30% of the total number of shares vest on the first anniversary of the date of grant;

•	30% of the total number of shares vest on the second anniversary of the date of grant; and

•	40% of the total number of shares vest on the third anniversary of the date of grant
Performance-Based Shares
The Compensation Committee has elected to tie a portion of the equity awards granted to certain of our executive officers directly to achievement of specific financial targets. Specifically, a total of 40% of the eligible equity-based awards granted to our Chief Executive Officer were designated as "performance-based shares" in fiscal 2014.
Distribution of these performance-based shares to recipients granted in 2014 is based on our performance as compared with certain designated peer companies for fiscal 2014 and fiscal 2015 on the following metrics:

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
The performance-based share awards were granted on September 15, 2012 (the "fiscal 2013-2014 performance share grant") in the form of restricted stock units and cash settled units under our Equity Incentive Plan. The performance-based share awards were granted on September 15, 2013 (the "fiscal 2014-2015 performance share grant") in the form of restricted stock units. The number of shares actually distributed pursuant to these performance-based share awards will be based on our actual performance against the specified financial metrics relative to our designated subset peer companies pursuant to the matrix above. The fiscal 2013-2014 performance share grant awards for the performance-based equity grants are based on performance over the fiscal 2013-fiscal 2014 period. The fiscal 2014-2015 performance share grant awards for the performance-based equity grants are based on performance over the fiscal 2014-fiscal 2015 period. With respect to the fiscal 2013-2014 performance share grant awards and the fiscal 2014-2015 performance share grant awards there is an opportunity to receive up to 30% of the target grant in the first year if the company achieves at least median performance against the performance peer companies. As noted above, such opportunity was eliminated with respect to grants made for fiscal 2015. Similar to restricted stock units, performance-based shares reflect our focus on a longer term performance, with distributed shares subject to time-based vesting as follows: 30% on the first anniversary of grant, 30% on the second anniversary of grant and 40% on the third anniversary of grant.
The results for the fiscal 2013-2014 and fiscal 2014-2015 performance share grants for the Chief Executive Officer are shown below:

FY13-FY14 Performance Share Grant
Performance Metric	Performance Metric Weighting	Emulex Performance Percentile	% of Target Awards Earned
Revenue Growth	45%	30%	60%	(1)
Adjusted Operating Income Growth	55%	40%	80%	(1)
Cumulative Total Stockholder Return	—%	—%	—%	(3)
Total % Awarded Based Upon Performance			71%	(2)

FY14-15 Performance Share Grant
Performance Metric	Performance Metric Weighting	Emulex Performance Percentile	% of Target Awards Earned
Revenue Growth	40%	20%	—%	(1)
Adjusted Operating Income Growth	40%	60%	120%	(1)
Cumulative Total Stockholder Return	20%	20%	—%
Total % Awarded Based Upon Performance			48%	(2)
(1) Represents the percentage of the targeted award earned for the particular metric in question.
(2) Represents the percentage of the total targeted award earned for all metrics taken as a whole.
(3) Mr. Benck's service as Chief Executive Officer of Emulex commenced on July 12, 2013, therefore, his fiscal 2013 awards were measured based on the matrix for Chief Operating Officer.
Effect of Company Performance on Chief Executive Officer Realizable Pay
As a result of the fact that we are required to reflect, in the compensation tables that follow this Compensation Discussion and Analysis, equity awards for our Named Executive Officers at values which are impacted by accounting and other assumptions, there can be a significant disconnect between what is reported for a given year in such tables as compensation to an executive officer, and the realizable value of the compensation in that year. Realizable compensation is not a substitute for reported compensation in evaluating our executive compensation programs, but we believe understanding realizable compensation is important in understanding the impact of the performance components and stock price appreciation components of an award on the value of what an executive could realize and the value of what an executive ultimately receives.
As illustrated by the chart below, the Company's performance in 2014 had a significant effect on actual and possible future compensation for our Chief Executive Officer (in thousands):
(1) Aggregates the base salary, cash incentive payments and the grant date fair values awarded by the Compensation Committee in fiscal 2014.
(2) Depicts values for restricted stock units, performance-based shares and stock options as if each expired on June 29, 2014. As shown in the tables that follow this CD&A, none of these awards have expired. Accordingly, the awards may yield higher actual compensation outcomes than depicted.
Compensation of the Chief Executive Officer
Our Chief Executive Officer’s compensation includes four elements: (i) base salary, (ii) short-term cash incentive, (iii) long-term equity incentive, and (iv) performance-based equity. The Compensation Committee believes that the elements of

Mr. Benck's overall compensation in 2014 reflect an appropriate balance of strategic and operational objectives and financial objectives. The short-term cash incentive provides for compensation that is based on our performance against our own annual financial objectives. Mr. Benck’s long-term equity-based compensation is highly weighted to our performance versus our peer group companies which, the Compensation Committee believes, strongly aligns with our corporate objectives and stockholder value.
Although Mr. Benck's base salary increased in 2014 as compared to 2013 as a result of his promotion to Chief Executive Officer, his total direct compensation was 19% below the median for Emulex's peer group and significantly lower than the compensation paid to Emulex's prior Chief Executive Officer.
As discussed above, we continue to believe that compensation that is tied directly to our performance is critical to our objective of aligning company and stockholder interests and motivating superior performance. Accordingly, the portion of Mr. Benck’s equity awards that are tied directly to our performance was increased from 30% to 40% in fiscal 2014 and increased to 50% for fiscal 2015.
In summary, the Compensation Committee believes that the elements of the Chief Executive Officer’s compensation individually and in total represent a strong pay-for-performance program that closely aligns the Chief Executive Officer’s compensation with Emulex’s objectives and the creation of long-term stockholder return.
Other Benefits and Perquisites
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
Our Named Executive Officers are eligible for the same benefit we offer all employees with a title of Senior Director and higher in reimbursing for the cost of certain group term life insurance premiums, up to a maximum coverage amount of four times the officer’s base salary.
We do not maintain any pension plans or supplemental executive retirement plans for the Named Executive Officers or for any of our other employees. Except as disclosed in the Summary Compensation Table on page 26, we do not provide any other material perquisites or other personal benefits to our Named Executive Officers
Stock Ownership Guidelines
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
While our guidelines call for ownership of equity equal to the officers’ annualized base salary, as a group, our Chief Executive Officer and other Named Executive Officers have average holdings of three years base salary in Emulex stock. Starting in fiscal 2015, we increased the Chief Executive Officer stock ownership guidelines from one times to three times base salary to conform to current best practices. While not restricted from selling these additional holdings under our existing guidelines, we believe this level of typical holding by our named executive officers is strongly aligned with our stockholders. The Compensation Committee plans to continue to review the ownership guidelines for our Named Executive Officers on an annual basis to determine if any changes are warranted based on the actual stock holdings of our Named Executive Officers.

Accounting and Tax Considerations
In designing our executive compensation programs, we consider the accounting and tax effects that each component of the program will or may have on us and our executive officers.
Deductibility of Executive Compensation
For incentive-based compensation, the Compensation Committee considers the desirability to qualify for deductibility under Section 162(m) of the Internal Revenue Code, as amended. Section 162(m) provides that non-performance-based compensation in excess of $1 million paid to certain executive officers is not deductible by Emulex for tax purposes. The Compensation Committee balances the desirability to qualify for such deductibility with Emulex’s need to maintain flexibility in compensating executive officers in a manner designed to promote its corporate goals as described above. As a result, the Compensation Committee has not adopted a policy that all compensation must be deductible. The aggregate amount of compensation in fiscal 2014 of the Named Executive Officers that will not qualify for Section 162(m) deductibility is expected to be approximately $0.5 million. The Compensation Committee also seeks to minimize the tax consequences that might arise under a potential change in control of Emulex by limiting the amount of compensation as may be paid to an executive in such a circumstance.
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
Members of the Compensation Committee
JOHN A. KELLEY, Chairman
GREGORY S. CLARK
BRUCE C. EDWARDS
BEATRIZ V. INFANTE

Summary Compensation
The following table sets forth information concerning compensation for the fiscal years ended July 1, 2012, June 30, 2013 and June 29, 2014 of the Chief Executive Officer as of June 29, 2014, the current Chief Financial Officer and each of the three most highly compensated executive officers of Emulex as of June 29, 2014, whose salary and cash incentive compensation for the fiscal year ended June 29, 2014 was at least $100,000.

Name and Participant Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(6)	Option Awards ($)(6)	Non-Equity Incentive Plan Compensation ($)(7)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeffrey W. Benck (1)	2014	504,588	—	1,200,005	105,813	314,183	N/A	7,153	2,131,742
President and	2013	439,651	—	891,648	128,436	282,057	N/A	8,900	1,750,692
Chief Executive Officer	2012	439,551	—	646,000	—	338,190	N/A	5,353	1,429,094

Kyle B. Wescoat (2)	2014	154,808	—	720,003	162,633	19,068	N/A	5,165	1,061,677
Senior Vice President,
Chief Financial Officer

Perry M. Mulligan (3)	2014	291,692	—	559,998	43,379	91,575	N/A	5,543	992,187
Senior Vice President,
Operations

Jeffery L. Hoogenboom	2014	339,175	—	439,999	38,797	154,956	N/A	6,516	979,443
Senior Vice President,	2013	334,037	—	479,880	110,087	187,512	N/A	5,900	1,117,416
Worldwide Sales	2012	333,936	—	374,680	—	225,203	N/A	5,353	939,172

Margaret A. Evashenk	2014	347,611	—	360,002	31,743	124,782	N/A	7043	871,181
Senior Vice President,	2013	342,334	—	418,734	91,740	150,993	N/A	6,350	1,010,151
Chief Development Executive	2012	342,293	—	303,620	—	181,113	N/A	7,422	834,448

James M. McCluney (4)	2014	402,365	—	720,003	63,488	303,841	N/A	7,402	1,497,099
Former Chief Executive Officer and	2013	587,724	—	1,495,368	122,320	446,509	N/A	12,386 (8)	2,664,307
Executive Chairman	2012	587,155	—	1,162,800	—	534,960	N/A	6,889	2,291,804

Michael J. Rockenbach (5)	2014	217,310	—	—	—	121,547	N/A	2,451	341,308
Former Executive Vice President and	2013	384,358	—	538,704	79,508	184,935	N/A	6,380	1,193,885
Chief Financial Officer	2012	383,962	—	510,340	—	221,560	N/A	6,267	1,122,129

(1)	Effective July 12, 2013, Mr. Benck was appointed Chief Executive Officer of Emulex, and retained his position as President.

(2)	Effective January 6, 2014, Mr. Wescoat was appointed Senior Vice President and Chief Financial Officer of Emulex.

(3)	Effective July 18, 2013, Mr. Mulligan was appointed Senior Vice President of Operations of Emulex.

(4)
Mr. McCluney resigned as Chief Executive Officer of Emulex and was appointed Executive Chairman of Emulex effective July 12, 2013. Mr. McCluney's service as Executive Chairman ended on February 6, 2014.

(5)	Mr. Rockenbach's service as an officer and employee of the Company ended effective January 3, 2014.

(6)
The amounts in this column do not reflect amounts paid to or realized by the named individual for fiscal 2014, 2013 and 2012. Instead, these amounts reflect the aggregate grant date fair value of awards computed in accordance with FASB Accounting Standards Codification Topic No. 718. There is no guarantee that, if and when these stock awards are ultimately realized, they will have this or any other value. Pursuant to the SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to stock option and award grants, refer to Note 13 of Emulex’s consolidated financial statements in Annual Report on Form 10-K for the year ended June 29, 2014, as filed with the SEC. These amounts reflect our accounting expense for these awards, excluding forfeitures, and do not correspond to the actual value that may be realized by the applicable officer.

(7)
This column reflects performance-based cash incentive payments paid pursuant to Emulex’s Executive Incentive Plan and may include amounts earned in a given fiscal year but not paid until the subsequent year.

(8)	The amount shown is the estimated value of perquisites and other personal benefits received in fiscal 2013 including life insurance premiums, physical exam expense, and 401(k) matching contributions.

Grants of Plan-Based Awards
The following table provides certain information concerning grants of cash incentive awards, equity awards and options to purchase Emulex’s common stock and other plan-based awards made during the fiscal year ended June 29, 2014, to the persons named in the Summary Compensation Table.
Grants of Plan-Based Awards
In Fiscal 2014

	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Name		Threshold ($)	Target ($)	Maximum ($)(1)	Threshold (#)	Target (#)	Maximum (#)(1)
Jeffrey W. Benck	N/A	159,326	505,793	758,690	—	—	—	—	—	—	—
	9/15/2013	—	—	—	—	77,620	116,430	77,620	38,810	7.73	1,305,818

Kyle B. Wescoat	N/A	30,534	96,932	145,398	—	—	—	—	—	—	—
	1/15/2014	—	—	—	—	—	—	99,174	64,544	7.26	882,636

Perry M. Mulligan	N/A	37,800	120,000	180,000	—	—	—	—	—	—	—
	8/15/2013	—	—	—	—	—	—	73,976	18,494	7.57	609,378

Jeffery L. Hoogenboom	N/A	77,006	238,500	357,750	—	—	—	—	—	—	—
	9/15/2013	—	—	—	—	—	—	56,921	14,230	7.73	478,796

Margaret A. Evashenk	N/A	62,008	192,056	288,084	—	—	—	—	—	—	—
	9/15/2013	—	—	—	—	—	—	46,572	11,643	7.73	391,745

James M. McCluney	N/A	101,925	293,056	439,584	—	—	—	—	—	—	—
	9/15/2013	—	—	—	—	—	—	93,144	23,286	7.73	783,491

Michael J. Rockenbach	N/A	36,322	115,306	172,959	—	—	—	—	—	—	—

(1)	The established maximum payment set by Emulex is 150% of target.

(2)
This column shows the number of shares of restricted stock units granted in fiscal 2014 to the Named Executive Officers. Such restricted stock awards vest in installments over a three-year period. Unvested shares are subject to a right of repurchase at the original purchase price on behalf of Emulex in the event of the Named Executive Officer’s termination of service with Emulex.

(3)
Performance based stock awards and unvested restricted stock units are granted to the Named Executive Officers without an exercise price. The grant date fair value equals the closing price of Emulex’s common stock on the grant date. Stock options are granted with an exercise price per share equal to the closing price of Emulex’s common stock on the grant date.

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth information concerning awards of stock options and restricted stock for each Named Executive Officer that remained outstanding as of June 29, 2014.
Outstanding Equity Awards at June 29, 2014

Name	Option Grant Date	# of Securities of Unexercised Options Exercisable	# of Securities of Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	# of Shares of Restricted Stock Not Vested (1)	Market Value of Shares of Restricted Stock Not Vested (2)
Jeffrey W. Benck	9/2/2009	65,000	—	$9.82	9/1/2015	—	$—
	3/2/2010	35,000	—	$13.28	3/1/2016	—	$—
	9/2/2010	99,000	—	$9.95	9/1/2016	—	$—
	9/2/2011	—	—	N/A	N/A	40,000	$217,200
	9/15/2012	22,050	19,950	$7.74	9/14/2018	80,638	$437,864
	9/15/2013	—	38,810	$7.73	9/14/2019	155,240	842,953

Kyle B. Wescoat	1/15/2014	—	64,544	$7.26	1/14/2020	99,174	538,515

Perry M. Mulligan	8/15/2013	—	18,494	$7.57	8/14/2019	73,976	401,690

Jeffery L. Hoogenboom	9/2/2009	20,000	—	$9.82	9/1/2015	—	$—
	3/2/2010	20,000	—	$13.28	3/1/2016	—	$—
	9/2/2010	55,000	—	$9.95	9/1/2016	—	$—
	9/2/2011	—	—	N/A	N/A	23,200	$125,976
	9/15/2012	18,900	17,100	$7.74	9/14/2018	43,400	$235,662
	9/15/2013	—	14,230	$7.73	9/14/2019	56,921	309,081

Margaret A. Evashenk	12/2/2009	10,500	—	$9.52	12/1/2015	—	$—
	3/2/2010	8,000	—	$13.28	3/1/2016	—	$—
	9/2/2010	27,000	—	$9.95	9/1/2016	—	$—
	9/2/2011	—	—	N/A	N/A	18,800	$102,084
	9/15/2012	15,750	14,250	$7.74	9/14/2018	37,870	$205,634
	9/15/2013	—	11,643	$7.73	9/14/2019	46,572	$252,886

James M. McCluney	—	—	—	N/A	N/A	—	$—

Michael J. Rockenbach	8/19/2004	75,000	—	$10.01	8/18/2014	—	$—
	9/2/2009	40,000	—	$9.82	9/1/2015	—	$—
	7/2/2010	35,000	—	$9.17	7/1/2016	—	$—
	9/2/2010	75,000	—	$9.95	9/1/2016	—	$—
	9/2/2011	—	—	N/A	N/A	31,600	$171,588
	9/15/2012	13,650	12,350	$7.74	9/14/2018	48,720	$264,550

(1)
Assuming continued employment with Emulex, 30%, 30% and 40% of the unvested shares will vest on the first, second and third year anniversaries of the grant date, respectively. Includes awards of both shares of restricted stock and restricted stock units.

(2)	Market value of the unvested stock is computed by multiplying the fiscal 2014 year-end closing market price of $5.43 by the number of shares held.

Option Exercises and Stock Vested During Last Fiscal Year
The following table sets forth information concerning each exercise of stock options and vesting of stock awards during fiscal 2014 for each of the Named Executive Officers on an aggregated basis.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Jeffrey W. Benck	—	—	89,842	662,838
Kyle B. Wescoat	—	—	—	—
Perry M. Mulligan	—	—	—	—
Jeffery L. Hoogenboom	—	—	47,600	352,578
Margaret A. Evashenk	—	—	40,330	291,418
James M. McCluney	—	—	331,461	2,452,725
Michael J. Rockenbach	—	—	67,423	490,756
Potential Payments Upon Termination or Change in Control
Key Employee Retention Agreements for fiscal 2014. Emulex has executed a key employee retention agreement with Mr. Benck. Under the terms of the agreement, as currently in effect, Emulex provides certain benefits and payments to Mr. Benck in the case of a separation from Emulex. These benefits are considered and approved as a part of Emulex’s total compensation program. Emulex enters into retention agreements with its key executive officers to minimize distraction and risk of departure of executives in the event of a potential change-in-control transaction, to align the potential severance benefits for senior executives with competitive practices and to ensure that the interests of these officers are aligned with the interests of the stockholders.
The key employee retention agreement in effect in 2014 for Mr. Benck provides that he is entitled to receive the following payments and benefits in the event of a termination of his employment by Emulex without cause, or by him for good reason (each as defined in the agreements) during the period beginning twelve months before and ending twenty-four months after the effective date of a change in control of Emulex (a “Change of Control Period”):

•	a lump sum cash severance payment equal to twenty-four months of his base pay, inclusive of his target incentive payment level with respect to the fiscal year prior to their termination date;

•	a lump sum cash payment equal to twenty-four months COBRA coverage (health, dental and vision benefits) for Mr. Benck and his spouse and dependents; and

•	full vesting and acceleration of their stock options and other stock awards and the right to exercise stock options for a period of twelve months following their termination date.
Messrs. Wescoat, Mulligan and Hoogenboom and Ms. Evashenk do not have key employee retention agreements with Emulex but instead participate in Emulex’s Change in Control Retention Plan (the “CIC Plan”) along with approximately 19 other key employees as of the end of fiscal 2014. Under the terms of the CIC Plan, Messrs. Wescoat, Mulligan, and Hoogenboom and Ms. Evashenk are each entitled to receive the following payments and benefits in the event of a termination of employment by Emulex without cause, or by them for good reason (each as defined in the CIC Plan) during the Change in Control Period:

•	a lump sum cash severance payment equal to twelve months of base pay, inclusive of their target incentive payment level with respect to the fiscal year prior to their termination date;

•	a lump sum cash payment equal to the costs of continuation of their health insurance premiums for twelve months following the termination of their employment; and

•	full vesting and acceleration of their stock options and other stock awards and the right to exercise stock options for a period of twelve months following their termination date.
The key employee retention agreement and CIC Plan also provides these executives with reimbursement of up to $15,000 for outplacement services utilized within the first twelve months following termination of employment. If the severance payment and benefits received by any one of these executives would be considered an “excess parachute payment” within the meaning of Section 280G of the Internal Revenue Code, thereby subjecting the executive to a 20% penalty excise tax, then the severance payment and benefits will be reduced to the extent that a reduction would result in these executives receiving a greater after-tax amount.

Severance Agreements for fiscal 2014. In connection with the appointment of Mr. Benck as Chief Executive Officer, we entered into a severance agreement with Mr. Benck, dated July 12, 2013 (the “Severance Agreement”). The Severance Agreement generally provides for the following benefits to Mr. Benck upon a termination without “Cause” or by Mr. Benck for “Good Reason” at any time outside the above-referenced Change in Control Period: (i) payment of any accrued but unpaid compensation, (ii) payment of a severance benefit equal to one year’s base salary, (iii) payment of any deferred incentive bonuses, (iv) a cash amount equal to twelve months COBRA coverage (health, dental, and vision benefits) for Mr. Benck and his spouse and dependents, (v) acceleration of vesting of outstanding equity awards by one year (with any performance-based equity awards vesting at a minimum of the target achievement level) and (vi) one times his annual target incentive payment as in effect on the date of termination.
In connection with the appointment of Mr. Wescoat as Senior Vice President and Chief Financial Officer, we entered into a Severance Agreement, dated January 6, 2014, with Mr. Wescoat (the "Severance Agreement"). The Severance Agreement provides certain benefits, including payment of one year's base salary, a lump sum cash payment equal to the costs of continuation of his health insurance premiums for twelve months following the termination of his employment, and one year acceleration of equity grants, in the event Mr. Wescoat's employment is terminated during the first two years of his employment without "Cause" by the Corporation or for "Good Reason" by Mr. Wescoat (as each such term is defined in the Severance Agreement). However, the benefits under the Severance Agreement shall only be payable if the termination date occurs during at time in which (i) the Corporation is not party to an agreement, the consummation of the transactions contemplated by which would result in the occurrence of a "Change in Control" (as such term is defined in the CIC Retention Plan), and (ii) a Change in Control has not occurred within the preceding twenty-four (24) months.
Qualified Termination of Employment
The following table describes the potential payments to our Named Executive Officers upon an eligible termination without cause by Emulex or by the executive officer for good reason (as defined within the executive officer’s Key Employee Retention Agreement or the CIC Plan, as applicable) due to a change in control assuming termination as of June 29, 2014:

Name	Base Salary ($)(1)	Bonus ($)(2)	Acceleration of Vesting of Restricted Stock Awards ($)(3)	Acceleration of Vesting of Options ($)	Benefits ($)(4)	Total ($)
Jeffrey W. Benck	1,020,000	1,020,000	1,498,018	—	50,268	3,588,286
Kyle B. Wescoat	350,000	210,000	538,515	—	36,429	1,134,944
Perry M. Mulligan	320,000	160,000	401,690	—	29,965	911,655
Jeffery L. Hoogenboom	340,717	238,502	670,719	—	36,429	1,286,367
Margaret A. Evashenk	349,191	192,055	560,604	—	30,399	1,132,249
James M. McCluney (5)	—	—	—	—	—	—
Michael J. Rockenbach (5)	—	—	—	—	—	—

(1)	Base salary is based on the annual salary as of June 29, 2014 over the severance period (twenty-four months for Mr. Benck, twelve months for the other executive officers).

(2)	Bonus is based on the target bonus level for fiscal 2014 as a percentage of base salary.

(3)
Calculated as the closing market price on June 29, 2014, multiplied by the number of shares of restricted stock awards subject to accelerated vesting if the termination of employment occurred on June 29, 2014.

(4)	Benefits include medical or health premiums for the severance period and $15,000 each for reimbursement of outplacement services.

(5)	Mr. McCluney's employment with the Company ended on February 6, 2014 and Mr. Rockenbach's employment with the Company ended on January 3, 2014.
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
Directors’ Fees.    In fiscal 2014, Directors who were not employees of Emulex received a quarterly retainer of $13,750, $1,500 per meeting attended in excess of twelve meetings during the fiscal year and reimbursement for travel expenses. The Chairman of the Board received an additional quarterly retainer of $13,750 for the period during which he was not serving as Executive Chairman. In addition, the Chairman of the Nominating/Corporate Governance Committee received an additional quarterly retainer of $1,500, while committee members received an additional quarterly retainer of $1,000; the Chairman of the Compensation Committee received an additional quarterly retainer of $2,000, while committee members received an additional quarterly retainer of $1,000; and the Chairman of the Audit Committee received an additional quarterly retainer of $3,000, while committee members received an additional quarterly retainer of $2,000. Directors who are employees of Emulex receive no additional compensation for serving on the Board of Directors. Directors are entitled to reimbursement for their out-of-pocket expenses in connection with attendance at Board and committee meetings.
Equity-Based Compensation.    Emulex maintains the Emulex Corporation Stock Award Plan for Non-Employee Directors (the “Director Plan”) under which shares of Emulex’s common stock may be issued pursuant to the exercise of stock options, restricted stock awards or stock appreciation rights granted to Directors who are not employees of Emulex or any of its subsidiaries.
Each Director of Emulex is eligible to receive awards under the Director Plan only if such Director is not then an employee of Emulex or any of its subsidiaries (“Plan Eligible Director”). Only Plan Eligible Directors may receive awards under the Director Plan. There are currently ten Plan Eligible Directors - Ms. Infante and Messrs. Clark, Daichendt, Edwards, Folino, Frantz, Kelley, Merchant, Nazari and Yoost.
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
Beginning with fiscal 2011, in lieu of an annual option under the Director Plan and any other restricted stock grants, each Plan Eligible Director receives an annual grant of restricted stock equal to $125,000 in market value of common stock based on the closing price of Emulex’s common stock on the date of grant. In fiscal 2014, the annual grant of restricted stock was reduced to $100,000.
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
The following table sets forth information concerning the compensation of Emulex’s non-employee directors during fiscal 2014.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)(3)	Option Awards ($) (2)(4)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gregory S. Clark (5)	58,500	83,600	—	N/A	N/A	—	142,100
Gary J. Daichendt (6)	31,500	200,000	—	N/A	N/A	—	231,500
Bruce C. Edwards	90,000	100,000	—	N/A	N/A	—	190,000
Paul F. Folino	71,813	100,000	—	N/A	N/A	—	171,813
Eugene J. Frantz (5)	70,500	83,600	—	N/A	N/A	—	154,100
Beatriz V. Infante	74,500	100,000	—	N/A	N/A	—	174,500
John A. Kelley (6)	31,500	200,000	—	N/A	N/A	—	231,500
Rahul N. Merchant (6)	31,500	200,000	—	N/A	N/A	—	231,500
Nersi Nazari	61,500	100,000	—	N/A	N/A	—	161,500
Dean A. Yoost	79,500	100,000	—	N/A	N/A	—	179,500

(1)
Any Director who is also an employee does not receive any additional compensation for serving on our Board of Directors. The compensation of Jeffrey W. Benck is reflected in the Summary Compensation Table.

(2)
The amounts in this column do not reflect amounts paid to or realized by the named individual for fiscal 2014. Instead, these amounts reflect the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic No. 718, Compensation-Stock Compensation. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures. For additional information on the valuation assumptions with respect to stock option and award grants, refer to Note 13 of Emulex’s consolidated financial statements in Annual Report on Form 10-K for the year ended June 29, 2014, as filed with the SEC. These amounts reflect our accounting value for these awards, excluding forfeitures, and do not correspond to the actual value that may be realized by the director.

(3)
The aggregate number of unvested restricted stock awards at the end of fiscal 2014 are: Mr. Clark- 5,664 shares; Mr. Daichendt - 13,550 shares; Mr. Edwards - 6,775 shares; Mr. Folino - 6,775 shares; Mr. Frantz - 5,664 shares; Ms. Infante - 6,775 shares; Mr. Kelley - 13,550 shares; Mr. Merchant - 13,550 shares; Mr. Nazari - 6,775 shares and Mr. Yoost - 6,775 shares.

(4)	There were no stock options outstanding at the end of fiscal 2014 for each Director.

(5)
Messrs. Clark and Frantz received a pro-rata reduction in the annual restricted stock award computed based on the time between April 15, 2013, the date of their initial restricted stock awards, and February 14, 2014.

(6)	Each of Messrs. Daichendt, Kelley and Merchant service as a Director commenced in February 2014.

Appendix A: Reconciliation of GAAP Operating Income (Loss) to Public Non-GAAP Operating Income

	Q1 FY'14	Q2 FY'14	Q3 FY'14	Q4 FY'14	Total FY'14
GAAP operating loss in fiscal 2014 based on quarterly and annual results included in Forms 10-Q and 10-K	$(3,252)	$(1,589)	$(5,817)	$(9,501)	$(20,159)
Items excluded from GAAP operating loss to calculate non-GAAP operating income used for performance-based equity awards:
Stock-based compensation	4,572	3,744	3,910	3,031	15,257
Amortization of intangibles	7,764	7,842	7,824	7,861	31,291
Site closure and other restructuring costs	—	7,370	882	2,186	10,438
Expenses related to Broadcom patents	4,016	3,288	7,082	2,498	16,884
Non-GAAP operating income used for performance-based equity awards	$13,100	$20,655	$13,881	$6,075	$53,711
Item excluded from GAAP operating loss to calculate public non-GAAP operating income included in press released filed with Form 8-K:
Expenses related to the acquisition of Endace	373	—	(31)	(39)	303
Expenses related to class action lawsuit	—	—	—	18	18
IRS NOPA	—	—	172	762	934
Public non-GAAP operating income in press release filed with Form 8-K	$13,473	$20,655	$14,022	$6,816	$54,966
Additional adjustment to Public non-GAAP operating income (loss) in press release to calculate fiscal 2014 cash incentive payments:
Difference between accrued bonus and actual bonus payout	1,462	7	400	—	1,869
Public non-GAAP operating income used for fiscal 2014 cash incentive payments:	$14,935	$20,662	$14,422	$6,816	$56,835

Item 12.	Security Ownership of Certain Beneficial Owners and Management.
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

(2)
The Emulex Employee Stock Purchase Plan enables employees to purchase our common stock at a 15% discount to the lower of market value at the beginning or end of each six month offering period. As such, the number of shares that may be issued during a given six month period and the purchase price of such shares cannot be determined in advance. See Note 13, “Stock-based Compensation,” in the notes to consolidated financial statements included in Part IV, Item 15(a) of the fiscal 2014 Annual Report on Form 10-K.

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
BENEFICIAL OWNERSHIP OF MANAGEMENT
The following table sets forth, as of October 17, 2014, information as to the beneficial ownership of our common stock by all Directors, by the executive officers identified in the Summary Compensation Table (the “Named Executive Officers”) who currently serve as executive officers, and by all our Directors and executive officers as a group.

Name of Beneficial Owner (10)	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)
Gregory S. Clark	43,074		*
Gary J. Daichendt	227,100		*
Bruce C. Edwards	146,360	(3)	*
Paul F. Folino	205,282	(4)	*
Eugene J. Frantz	43,074		*
Beatriz V. Infante	49,265		*
John A. Kelley	27,100		*
Rahul N. Merchant	27,100		*
Nersi Nazari	61,684		*
Dean A. Yoost	179,763	(5)	*
Jeffrey W. Benck	470,315	(6)	*
Kyle B. Wescoat	20,000		*
Perry M. Mulligan	6,935	(7)	*
Jeffery L. Hoogenboom	242,922	(8)	*
Margaret A. Evashenk	139,931	(9)	*
All Directors and executive officers as a group (15 persons)	1,889,905		2.6%

(1)
This column lists voting securities. Except as otherwise indicated and subject to applicable community property and similar laws, we assume that each named owner has the sole voting and investment power with respect to their shares (other than shares subject to options). Amount of shares beneficially owned includes shares which are subject to options that are currently, or within 60 days following October 17, 2014 will be, exercisable, as well as unvested restricted stock or restricted stock units which will vest within 60 days following October 17, 2014.

(2)
Percent of class is based on the number of shares outstanding on October 17, 2014 (71,278,708 shares) plus, with respect to each named person, the number of shares of common stock, if any, which the stockholder has the right to acquire within 60 days of such date. Ownership of less than one percent is indicated by an asterisk.

(3)
Consists of (i) 103,260 shares held by Mr. Edwards; (ii) 4,000 shares held in a family trust of which Mr. Edwards and his wife are co-trustees and share voting and investment power; and (iii) 40,000 shares which are subject to options held by Mr. Edwards, which are currently, or within 60 days following October 17, 2014 will be, vested.

(4)
Consists of (i) 50,282 shares held by a trust of which Mr. Folino is the sole trustee and has sole voting and investment power; and (ii) 155,000 shares which are subject to options held by Mr. Folino which are currently, or within 60 days following October 17, 2014 will be, exercisable.

(5)
Consists of (i) 99,763 shares held by a living trust of which Mr. Yoost and his wife are co-trustees and share voting and investment power; and (ii) 80,000 shares which are subject to options held by Mr. Yoost which are currently, or within 60 days following October 17, 2014 will be, exercisable.

(6)
Consists of (i) 227,361shares held by Mr. Benck; and (ii) 242,954 shares which are subject to options held by Mr. Benck which are currently, or within 60 days following October 17, 2014 will be, exercisable.

(7)	Represents shares which are subject to options held by Mr. Mulligan which are currently, or within 60 days following October 17, 2014 will be, exercisable.

(8)
Consists of (i) 117,386 shares held by Mr. Hoogenboom; and (ii) 125,536 shares which are subject to options held by Mr. Hoogenboom which are currently, or within 60 days following October 17, 2014 will be, exercisable.

(9)
Consists of (i) 69,065 shares held by Ms. Evashenk; and (ii) 70,866 shares which are subject to options held by Ms. Evashenk which are currently, or within 60 days following October 17, 2014 will be, exercisable.

(10) Table excludes ownership information with respect to Mr. McCluney and Mr. Rockenbach, who employment with Emulex terminated in February 2014 and January 2014, respectively, and with respect to which current stock ownership information is not available.
BENEFICIAL OWNERSHIP OF PRINCIPAL STOCKHOLDERS

The following table sets forth information regarding ownership of outstanding shares of our common stock by those individuals, entities, or groups who have advised us that they own more than five percent (5%) of our outstanding common stock.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)
Setanta Asset Management LTD	7,168,059	(2)	10.1%
Beresford Court Beresford Place Dublin 1, Ireland
BlackRock, Inc.	5,672,571	(3)	8.0%
55 East 52nd Street New York, NY 10055
Dimensional Fund Advisors LP	5,281,664	(4)	7.4%
Palisades West, Building One 6300 Bee Cave Road Austin, TX 78746
Elliott Associates, L.P.	5,040,000	(5)	7.1%
40 West 57th Street New York, NY 10019
The Vanguard Group	4,742,985	(6)	6.7%
100 Vanguard Boulevard Malvern, PA 19355

(1)
Percent of class is based on the number of shares outstanding on October 17, 2014 (71,278,708 shares) plus, with respect to each named person, the number of shares of common stock, if any, which the stockholder has the right to acquire within 60 days of such date.

(2)	Based on its Form 13-G filed on October 9, 2014, we believe that Setanta Asset Management Ltd beneficially owned the number of shares indicated as of September 19, 2014.

(3)	Based on its Form 13-F filed on August 6, 2014, we believe that BlackRock, Inc. and its affiliates beneficially owned the number of shares indicated as of June 30, 2014.

(4)	Based on its Form 13-F filed on August 8, 2014, we believe that Dimensional Fund Advisors LP beneficially owned the number of shares indicated as of June 30, 2014.

(5)	Based on its Form 13-D filed on May 9, 2014, we believe that Elliott Associates, L.P. and its affiliates beneficially owned the number of shares indicated as of May 9, 2014.
(6) Based on its Form 13-F filed on August 11, 2014, we believe that The Vanguard Group beneficially owned the number of shares indicated as of June 30, 2014.

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
Consistent with these considerations, after review of all relevant transactions, business and charitable relationships between each director, or any of his family members, and Emulex, its senior management and its independent registered public accounting firm, the Board affirmatively has determined that all Directors are independent directors within the meaning of the New York Stock Exchange listing standards and its Corporate Governance Guidelines, except for Paul F. Folino, the former Executive Chairman and Chairman of the Board, and Jeffrey W. Benck, the Chief Executive Officer and President and former Chief Operating Officer of Emulex.

Item 14.	Principal Accountant Fees and Services.
FEES FOR SERVICES RENDERED BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The table below provides a summary of the aggregate fees for professional services rendered to Emulex by KPMG LLP for the fiscal years ended June 30, 2013 and June 29, 2014. These fees are described in more detail below.

	Fiscal 2013	Fiscal 2014
Audit Fees	$1,692,450	$2,112,687
Audit-Related Fees	—	—
Tax Fees	353,513	476,816
All Other Fees	135,632	86,484
Total	$2,181,595	$2,675,987
Audit Fees.    Audit fees for the fiscal years ended June 30, 2013 and June 29, 2014 were for professional services rendered for the audits of Emulex’s annual consolidated financial statements and internal control over financial reporting and for the reviews of the consolidated financial statements included in Emulex’s quarterly reports on Form 10-Q.
Audit-Related Fees.    No fees were incurred during the fiscal years ended June 30, 2013 and June 29, 2014 for audit and related services that are reasonably related to the performance of the audit or review of Emulex’s financial statements.
Tax Fees.    Tax fees for the fiscal years ended June 30, 2013 and June 29, 2014 were for the aggregate fees billed for professional services rendered by KPMG LLP for tax compliance and consulting services.
All Other Fees.    Other fees consist of a subscription to KPMG LLP’s accounting research tool during the fiscal years ended June 30, 2013 and June 29, 2014, accounting advisory services related to the issuance of the Convertible Senior Notes during the fiscal year ended June 29, 2014 and transaction advisory services related to the Endace acquisition during the fiscal year ended June 30, 2013.

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
Date: October 27, 2014

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